Form 10-Q
period 1997-06-30
LASALLE PARTNERS INC
filed 1997-08-29
CIK 1037976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     OR

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________


                       Commission file number 1-13145



                        LASALLE PARTNERS INCORPORATED
            -----------------------------------------------------
           (Exact name of registrant as specified in its charter)



             Maryland                               36-4150422
      -------------------------         ---------------------------------
      (State or other jurisdic-         (IRS Employer Identification No.)
      tion of corporation or
      organization)



 200 East Randolph Drive, Chicago, IL                60601
---------------------------------------            ----------
(Address of principal executive office)            (Zip Code)



Registrant's telephone number, including area code 312/782-5800



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [     ]   No [  X  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
               Class                           August 28, 1997
               -----                           ---------------

     Common Stock ($0.01 par value)              16,200,000

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . .      3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . .     19



PART II     OTHER INFORMATION

Item 2.     Changes in Securities. . . . . . . . . . . . . . . .     26

Item 4.     Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . . . .     26

Item 5.     Other Matters. . . . . . . . . . . . . . . . . . . .     26

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .     28

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

           LA SALLE PARTNERS LIMITED PARTNERSHIP AND SUBSIDIARIES
      LA SALLE PARTNERS MANAGEMENT LIMITED PARTNERSHIP AND SUBSIDIARIES
                           COMBINED BALANCE SHEETS
                     JUNE 30, 1997 AND DECEMBER 31, 1996
                               (in thousands)
                                 (UNAUDITED)
                                               JUNE 30,      DECEMBER 31,
                                                 1997           1996
                                              ----------     -----------
ASSETS
------
Current assets:
  Cash and cash equivalents. . . . . . . . .  $   12,875           7,207
  Trade receivables, net . . . . . . . . . .      52,796          87,283
  Other receivables. . . . . . . . . . . . .       3,497           3,005
  Prepaid expenses . . . . . . . . . . . . .       1,283           1,228
                                              ----------       ---------
          Total current assets . . . . . . .      70,451          98,723

Property and equipment, at cost,
  less accumulated depreciation of
  $25,313 and $23,310 in 1997 and 1996,
  respectively . . . . . . . . . . . . . . .      16,276          14,549

Intangibles resulting from
  business acquisitions, net of
  accumulated amortization of $3,783
  and $2,287 in 1997 and 1996,
  respectively . . . . . . . . . . . . . . .      51,025          23,735
Investments in real estate ventures. . . . .      14,885          13,687
Long-term receivables, net . . . . . . . . .       7,256           5,052
Other assets, net. . . . . . . . . . . . . .       1,786             868
                                              ----------      ----------
                                              $  161,679         156,614
                                              ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
  Accounts payable and
    accrued liabilities. . . . . . . . . . . $    22,192          34,228
  Accrued compensation . . . . . . . . . . .      17,715          26,016
  Borrowings under short-term
    credit facility. . . . . . . . . . . . .      16,900           6,500
  Current maturities of long-term
    notes payable. . . . . . . . . . . . . .       8,854           9,064
                                              ----------      ----------
          Total current liabilities. . . . .      65,661          75,808

Long-term notes payable (note 7):
  Subordinated loans, less current
    maturities . . . . . . . . . . . . . . .      34,107          34,106
  Long-term credit facility,
    less current maturities. . . . . . . . .      17,555          21,445
                                              ----------      ----------
                                                  51,662          55,551
Other long-term liabilities. . . . . . . . .       1,497           1,008
                                              ----------      ----------
Commitments and contingencies

          Total liabilities. . . . . . . . .     118,820         132,367

Partners' capital. . . . . . . . . . . . . .      42,859          24,247
                                              ----------      ----------
                                              $  161,679         156,614
                                              ==========      ==========
          See accompanying notes to combined financial statements.

                              LA SALLE PARTNERS LIMITED PARTNERSHIP AND SUBSIDIARIES
                         LA SALLE PARTNERS MANAGEMENT LIMITED PARTNERSHIP AND SUBSIDIARIES

                                          COMBINED STATEMENTS OF EARNINGS

                                 THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                         (in thousands except share data)
                                                    (UNAUDITED)

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30                         JUNE 30
                                                         ------------------------       ------------------------
                                                            1997           1996           1997            1996
                                                         ---------       --------      ---------        --------

Revenue:
  Fee based services . . . . . . . . . . . . . . . . . .  $ 62,539         33,337         96,783          60,071
  Equity in earnings from unconsolidated ventures. . . .       345            784          1,739             873
  Construction operations, net . . . . . . . . . . . . .       205            311            410             622
  Other income . . . . . . . . . . . . . . . . . . . . .       322            299            498             450
                                                          --------       --------       --------        --------

        Total revenue. . . . . . . . . . . . . . . . . .    63,411         34,731         99,430          62,016

Expenses:
  Compensation and benefits. . . . . . . . . . . . . . .    38,341         24,346         65,558          47,673
  Operating, administration and other. . . . . . . . . .    13,687          8,831         23,987          16,883
  Depreciation and amortization. . . . . . . . . . . . .     2,180          1,134          3,954           2,245
                                                          --------       --------       --------        --------

        Total expenses . . . . . . . . . . . . . . . . .    54,208         34,311         93,499          66,801
                                                          --------       --------       --------        --------

        Operating profits (loss) . . . . . . . . . . . .     9,203            420          5,931          (4,785)

Interest expense . . . . . . . . . . . . . . . . . . . .     1,881          1,104          3,576           2,041
                                                          --------       --------       --------        --------

        Earnings before provision (benefit)
          for income taxes . . . . . . . . . . . . . . .     7,322           (684)         2,355          (6,826)

Net provision (benefit) for income taxes . . . . . . . .       382            (39)           134            (389)
                                                          --------       --------       --------        --------
        Net earnings (loss). . . . . . . . . . . . . . .  $  6,940           (645)         2,221          (6,437)
                                                          ========       ========       ========        ========

                             See accompanying notes to combined financial statements.

           LA SALLE PARTNERS LIMITED PARTNERSHIP AND SUBSIDIARIES
      LA SALLE PARTNERS MANAGEMENT LIMITED PARTNERSHIP AND SUBSIDIARIES

             COMBINED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

              PERIODS ENDED JUNE 30, 1997 AND DECEMBER 31, 1996
                               (in thousands)
                                 (UNAUDITED)




                                GENERAL    LIMITED
                                PARTNERS   PARTNERS     OTHER       TOTAL
                                --------   --------    --------   --------

Partners' capital (deficit),
  January 1, 1996. . . . . .    $(49,627)    64,624       --        14,997

    Net earnings . . . . . .      11,093      8,871       --        19,964
    Distributions. . . . . .      (6,563)    (5,250)      --       (11,813)
    Effect of cumulative
      translation
      adjustments. . . . . .       --         --          1,099      1,099
                                --------   --------    --------   --------

Partners' capital (deficit),
  December 31, 1996. . . . .     (45,097)    68,245       1,099     24,247

    Net earnings . . . . . .       1,142      1,079        --        2,221
    Distributions. . . . . .      (6,702)    (5,634)       --      (12,336)
    Acquisition of Galbreath
      common stock . . . . .       --        29,292        --       29,292
    Effect of cumulative
      translation
      adjustments. . . . . .       --         --           (565)      (565)
                                --------   --------    --------   --------

Partners' capital (deficit),
  June 30, 1997. . . . . . .    $(50,657)    92,982         534     42,859
                                ========   ========    ========   ========


























          See accompanying notes to combined financial statements.

           LA SALLE PARTNERS LIMITED PARTNERSHIP AND SUBSIDIARIES
      LA SALLE PARTNERS MANAGEMENT LIMITED PARTNERSHIP AND SUBSIDIARIES

                      COMBINED STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                               (in thousands)
                                 (UNAUDITED)

                                                        1997        1996
                                                      --------    --------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . .    $  2,221      (6,437)
  Reconciliation of net earnings (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization. . . . . . . . .       3,954       2,245
    Equity in earnings from unconsolidated
      ventures . . . . . . . . . . . . . . . . . .      (1,739)       (873)
    Provision for loss on receivables and
      other assets . . . . . . . . . . . . . . . .       1,497           7
    Distributions from real estate ventures  . . .       1,569       1,259
    Loss (gain) on disposition of property
      and equipment. . . . . . . . . . . . . . . .         (14)          7
  Changes in:
    Receivables. . . . . . . . . . . . . . . . . .      39,744      18,431
    Prepaid expenses and other assets. . . . . . .        (934)        124
    Accounts payable, accrued liabilities and
      accrued compensation . . . . . . . . . . . .     (36,311)    (17,535)
                                                      --------    --------
        Net cash provided by (used in)
          operating activities . . . . . . . . . .       9,987      (2,772)
Cash flows provided by (used in) investing
 activities:
  Capital additions - property and equipment . . .      (2,004)     (7,603)
  Proceeds from dispositions - property
   and equipment . . . . . . . . . . . . . . . . .          33          57
  Cash balances assumed in Galbreath
    acquisition. . . . . . . . . . . . . . . . . .       3,209       --
  Investments in real estate ventures:
    Capital contributions and advances to
      real estate ventures . . . . . . . . . . . .      (2,305)     (4,126)
    Distributions, repayments of advances
      and sale of investments. . . . . . . . . . .       2,777         256
                                                      --------    --------
        Net cash provided by (used in)
          investing activities . . . . . . . . . .       1,710     (11,416)

Cash flows provided by (used in) financing
 activities:
  Net borrowings under short-term credit
    facility . . . . . . . . . . . . . . . . . . .      10,400      18,900
  Net borrowings under long-term credit
    facility . . . . . . . . . . . . . . . . . . .      (4,099)      2,200
  Distributions to partners. . . . . . . . . . . .     (12,336)    (10,611)
                                                      --------    --------
        Net cash provided by (used in)
          financing activities . . . . . . . . . .      (6,035)     10,489

Effects of foreign currency translation
  on cash balances . . . . . . . . . . . . . . . .           6       --
                                                      --------    --------
Net increase (decrease) in cash
  and cash equivalents . . . . . . . . . . . . . .       5,668      (3,699)
Cash and cash equivalents, beginning of period . .       7,207       8,322
                                                      --------    --------
Cash and cash equivalents, end of period . . . . .    $ 12,875       4,623
                                                      ========    ========

           LA SALLE PARTNERS LIMITED PARTNERSHIP AND SUBSIDIARIES
      LA SALLE PARTNERS MANAGEMENT LIMITED PARTNERSHIP AND SUBSIDIARIES

                COMBINED STATEMENTS OF CASH FLOWS - CONTINUED




Supplemental disclosure of cash flow information:
  Combined interest paid was $1,325 and $53 for the periods ended
    June 30, 1997 and 1996, respectively.


     On April 22, 1997, the Company acquired the common stock of Galbreath (note 3) in exchange for a 17.5% limited partnership interest valued at $29,292. Identifiable operating assets and liabilities and investments in real estate ventures totaled $11,681, $15,921 and $1,500, respectively, in addition to cash of $3,209 as of the acquisition date. The Company incurred transaction related expenses of $436. The increase in these assets and liabilities, excluding cash acquired, and the resulting goodwill of $29,259 have not been reflected in the changes in cash flow above.














































          See accompanying notes to combined financial statements.

           LA SALLE PARTNERS LIMITED PARTNERSHIP AND SUBSIDIARIES
      LA SALLE PARTNERS MANAGEMENT LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO COMBINED FINANCIAL STATEMENTS

                           JUNE 30, 1997 AND 1996
                               (in thousands)

                                 (UNAUDITED)


     Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 1996, which are included in the Prospectus which constitutes a part of the Registrant's Registration Statement on form S-1 (333-25741) filed with the Securities and Exchange Commission, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  ORGANIZATION

     LaSalle Partners Limited Partnership ("LPL") and LaSalle Partners Management Limited Partnership ("LPML"), two Delaware limited partnerships (collectively, the "Company"), were formed on June 29, 1988 to provide real estate services to clients including leasing, brokerage, construction and development management, real property asset management and real estate investment advice. Prior to June 29, 1988, these real estate services were provided by the general partners of the Company, DEL-LPL Limited Partnership and DEL-LPAML Limited Partnership (collectively "DEL"), respectively.

     Prior to November 30, 1994, the sole limited partners of LPL and LPML were DSA-LSPL, Inc. and DSA-LSAM, Inc. (collectively "DSA"), respectively. On that date, the Company admitted Alex. Brown Kleinwort Benson Realty Advisors Corporation ("ABKB") as an additional limited partner. Effective March 31, 1995, ABKB changed its name to KB-LPL, Inc. In August 1995, Dresdner Bank AG ("Dresdner") purchased the parent company of KB-LPL, Inc. As a result of bank regulatory requirements, Dresdner was required to sell its interests in the Company. Pursuant to an agreement reached with Dresdner in May, 1996, DEL re-purchased KB-LPL, Inc.'s ownership in the Company through DEL/LaSalle Finance Company, L.L.C. ("DEL/LaSalle"), a wholly-owned subsidiary, during the first quarter of 1997.

     On April 22, 1997, the Company acquired the outstanding common stock of The Galbreath Company and The Galbreath Company of California, Inc. (collectively, "Galbreath") in exchange for a 17.5% limited partner interest (note 3). As of June 30, 1997, following the Galbreath merger, DEL, directly and through DEL/LaSalle, and DSA had ownership interests of approximately 62.3% and 20.2%, respectively.

     Under the provisions of the partnership agreements, LPL and LPML partnership interests are paired on a one-for-one basis and may only be purchased or sold in tandem. Partnership interests in DEL are also paired on a one-for-one basis. Further, the partnership agreements provide for changes in ownership interests. DEL has the right to increase their ownership interest by making additional capital contributions to the Company. Such additional capital would be used by the Company to repay subordinated notes payable, including Class A and Class B notes ("Dai-ichi Notes"), to DSA. If DEL does not exercise their right, DSA has the right to convert any unpaid principal on the subordinated notes into an additional capital contribution thus increasing their ownership interests. Provisions in the partnership agreements provide for the repayment of the Class

     A notes payable to DSA to be made directly by the Company. The Company's net cash flow, after appropriate reserves, is generally distributed to the partners in accordance with their ownership interests. The partnership agreements permit distributions during each year to the partners in connection with estimated federal income tax payments owed by the partners. Net profits and losses of the Company are generally allocated to the partners in accordance with their ownership interests in effect during each year.

     In connection with the initial public offering of 4,000,000 shares of LaSalle Partners Incorporated ("LPI") common stock, all of the partnership interests in the Company were contributed to LPI, pursuant to agreements among the general and limited partners, in exchange for an aggregate of 12,200,000 shares of common stock. The contribution occurred immediately prior to the closing of the offering which occurred on July 22, 1997. The 4,000,000 shares were offered at $23 per share, aggregating $83,560, net of offering costs. $63,490 of the proceeds were used to retire the Dai-ichi Notes and the long-term credit facility along with related interest.

     The Company will be subject to a reorganization as part of the incorporation of LPI. Due to the existence of a paired share arrangement between LPL and LPML and between the DEL partnerships, as well as the existence of identical ownership before and after the incorporation of the Company, such transactions will be accounted for in a manner similar to the accounting used for a pooling of interests. Thus, LPI's financial statements will include the financial positions and results of operations of the Company at their historical cost basis.


(2)  INTERIM INFORMATION

     The combined financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the combined financial statements for these interim periods have been included.

The results for the interim periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be obtained for the full fiscal year.


(3)  ACQUISITION

     On April 22, 1997, the Company acquired all of the common stock of Galbreath, a property management, facility management and development management company. In consideration for the stock, the Company issued a 17.5% limited partnership interest in the Company to the former stockholders of Galbreath. The acquisition was accounted for as a purchase and accordingly, operating results of this business subsequent to the date of acquisition are included in the accompanying Combined Statements of Earnings. The excess purchase price over the fair value of the identifiable assets and liabilities acquired was $29,259, including transaction costs, of which $5,852 was allocated to management contracts which are being amortized on a straight line basis over 8 years and $23,407 was allocated to goodwill which is being amortized on a straight line basis over 40 years based on the Company's estimate of useful lives. Intangibles resulting from business acquisitions in the accompanying Combined Balance Sheets includes $29,016 at June 30, 1997 related to the Galbreath acquisition.

(4)  BUSINESS SEGMENTS

     The Company's operations have been classified into three business segments: Management Services, Corporate and Financial Services and Investment Management. The Management Services segment provides three primary service capabilities: (i) property management and leasing for property owners, (ii) facility management for properties occupied by corporate owners and users; and (iii) development management for both investors and real estate users seeking to develop new buildings or renovate existing facilities. The Corporate and Financial Services segment provides transaction and advisory services through three primary service capabilities, including: (i) tenant representation for corporations and professional services firms; (ii) investment banking services to address the financing, acquisitions and disposition needs of real estate owners; and (iii) land acquisitions and development services for owners, users and developers of land. The Investment Management segment provides real estate investment management services to institutional investors, corporations and high net worth individuals.

     Total revenue by industry segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. The Company's allocate all expenses, other than interest and income taxes, as substantially all expenses incurred benefit one or more of the segments.

     Summarized unaudited financial information by business segment for the three and six month periods ended June 30, 1997 and 1996 is as follows:



FOOTNOTE 4 - CONTINUED
                                                                         SEGMENT OPERATING RESULTS
                                                   --------------------------------------------------------------
                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE 30, 1997                       JUNE 30, 1997
                                                   --------------------------          --------------------------
                                                     1997              1996               1997             1996
                                                   --------          --------           --------         --------
MANAGEMENT SERVICES:
  Segment revenue:
    Property management fees . . . . . . .         $ 11,873             9,244             20,539           17,018
    Leasing fees . . . . . . . . . . . . .            6,240             2,240              7,413            2,683
    Facility management fees . . . . . . .            3,747             2,699              7,164            5,397
    Development management fees. . . . . .            1,628             1,022              2,743            2,060
    Intersegment sales . . . . . . . . . .               25             --                    50              100
    Other income . . . . . . . . . . . . .               82               127                129              187
                                                   --------          --------           --------         --------
                                                     23,595            15,332             38,038           27,445
  Operating expenses:
    Operating and administrative
      expenses . . . . . . . . . . . . . .           23,288            14,044             39,137           27,436
    Depreciation and
      amortization . . . . . . . . . . . .              929               329              1,441              666
                                                   --------          --------           --------         --------
        Operating income (loss). . . . . .         $   (622)              959             (2,540)            (657)
                                                   ========          ========           ========         ========

CORPORATE & FINANCIAL SERVICES:
  Segment revenue:
    Tenant representation. . . . . . . . .         $  8,094             4,227             11,503            7,108
    Investment banking . . . . . . . . . .            5,300               771              5,912            1,064
    Land fees. . . . . . . . . . . . . . .            1,088             1,195              1,795            1,493
    Construction operations. . . . . . . .              205               311                410              622
    Equity in earnings (losses)  . . . . .              182               363                182              452
    Intersegment sales . . . . . . . . . .              392             --                   392            --
    Other income . . . . . . . . . . . . .               53                66                 86              106
                                                   --------          --------           --------         --------
                                                     15,314             6,933             20,280           10,845





FOOTNOTE 4 - CONTINUED
                                                                         SEGMENT OPERATING RESULTS
                                                   --------------------------------------------------------------
                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE 30, 1997                       JUNE 30, 1997
                                                   --------------------------          --------------------------
                                                     1997              1996               1997             1996
                                                   --------          --------           --------         --------
  Operating expenses:
    Operating and administrative
      expenses . . . . . . . . . . . . . .           10,741             7,796             19,505           14,834
    Depreciation and
      amortization . . . . . . . . . . . .              329               226                547              444
                                                   --------          --------           --------         --------
        Operating income (loss). . . . . .         $  4,244            (1,089)               228           (4,433)
                                                   ========          ========           ========         ========
INVESTMENT MANAGEMENT:
  Segment revenue:
    Advisory fees. . . . . . . . . . . . .         $ 24,410            11,183             39,050           22,187
    Acquisition fees . . . . . . . . . . .              159               756                664            1,061
    Equity in income (losses). . . . . . .              163               421              1,557              421
    Other income . . . . . . . . . . . . .              187               106                283              157
                                                   --------          --------           --------         --------
                                                     24,919            12,466             41,554           23,826
  Operating expenses:
    Operating and administrative
      expenses . . . . . . . . . . . . . .           18,416            11,337             31,345           22,386
    Depreciation and
      amortization . . . . . . . . . . . .              922               579              1,966            1,135
                                                   --------          --------           --------         --------
        Operating income (loss). . . . . .         $  5,581               550              8,243              305
                                                   ========          ========           ========         ========

Total segment revenue. . . . . . . . . . .         $ 63,828            34,731             99,872           62,116
Intersegment revenue
  eliminations . . . . . . . . . . . . . .             (417)            --                  (442)            (100)
                                                   --------          --------           --------         --------
        Total revenue. . . . . . . . . . .         $ 63,411            34,731             99,430           62,016
                                                   ========          ========           ========         ========

Total segment operating expenses . . . . .         $ 54,625            34,311             93,941           66,901
Intersegment operating
  expense eliminations . . . . . . . . . .             (417)            --                  (442)            (100)
                                                   --------          --------           --------         --------
        Total operating expenses . . . . .         $ 54,208            34,311             93,499           66,801
                                                   ========          ========           ========         ========
        Total operating income (loss). . .         $  9,203               420              5,931           (4,785)
                                                   ========          ========           ========         ========

(5)   PRO FORMA FINANCIAL INFORMATION

     The following pro forma combined statements of earnings give effect to the acquisition of the common stock of Galbreath, the incorporation of the Company and the initial public offering, including the receipt and application of the net proceeds therefrom to repay long-term indebtedness and related interest, as if these events occurred on January 1, 1997. The pro forma combined balance sheet gives effect to the incorporation of the Company and the initial public offering, including the receipt and application of the net proceeds therefrom to repay long-term indebtedness and related interest, as if these events occurred on June 30, 1997.

     The pro forma adjustments are based upon available information and certain assumptions that management of the Company believes are reasonable.

The pro forma combined financial statements are not necessarily indicative of what the actual financial position and results of operations would have been as of June 30, 1997 and for the three and six months periods ended June 30, 1997 had the Company completed the acquisition of the Galbreath common stock and consummated the incorporation and offering transactions as of the dates indicated nor does it purport to represent the future financial position or results of operations of the Company.



FOOTNOTE 5 - CONTINUED

                                                                 COMBINED BALANCE SHEET
                                                                     JUNE 30, 1997
                                         --------------------------------------------------------------------
                                            ACTUAL         INCORPORATION       OFFERING
                                         PARTNERSHIPS(1)   TRANSACTION(2)    ADJUSTMENTS(3)      PRO FORMA
                                         ---------------   --------------    --------------   ---------------
ASSETS
------
Current assets:
  Cash and cash equivalents. . . . . . . . .  $  12,875                             21,043            33,918
  Trade receivables, net . . . . . . . . . .     52,796                                               52,796
  Other receivables. . . . . . . . . . . . .      3,497                                                3,497
  Prepaid expenses . . . . . . . . . . . . .      1,283                                                1,283
                                               --------         --------          --------          --------

        Total current assets . . . . . . . .     70,451            --               21,043            91,494

Property and equipment . . . . . . . . . . .     16,276                                               16,276

Intangibles resulting from
  business acquisitions. . . . . . . . . . .     51,025                                               51,025

Investments in real estate
  ventures . . . . . . . . . . . . . . . . .     14,885                                               14,885

Long-term receivables, net . . . . . . . . .      7,256                                                7,256

Other assets, net. . . . . . . . . . . . . .      1,786                                                1,786
                                               --------         --------          --------          --------

                                               $161,679            --               21,043           182,722
                                               ========         ========          ========          ========





FOOTNOTE 5 - CONTINUED
                                                                 COMBINED BALANCE SHEET
                                                                     JUNE 30, 1997
                                         --------------------------------------------------------------------
                                            ACTUAL         INCORPORATION       OFFERING
                                         PARTNERSHIPS(1)   TRANSACTION(2)    ADJUSTMENTS(3)      PRO FORMA
                                         ---------------   --------------    --------------   ---------------
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
  Accounts payable and accrued
    liabilities. . . . . . . . . . . . . . .   $ 22,192                             (2,001)           20,191
  Accrued compensation . . . . . . . . . . .     17,715                                               17,715
  Borrowings under short-term
    credit facility. . . . . . . . . . . . .     16,900                                               16,900
  Current maturities of long-term
    notes payable. . . . . . . . . . . . . .      8,854                             (8,854)            --
                                               --------         --------          --------          --------
        Total current liabilities. . . . . .     65,661            --              (10,855)           54,806
Long-term notes payable (note 7):
  Subordinated loans,
    less current maturities. . . . . . . . .     34,107                            (34,107)            --
  Long-term credit facility,
    less current maturities. . . . . . . . .     17,555                            (17,555)            --
                                               --------         --------          --------          --------
                                                 51,662            --              (51,662)            --
Other long-term liabilities. . . . . . . . .      1,497                                                1,497
Commitments and contingencies. . . . . . . .      --                                                   --
                                               --------         --------          --------          --------
        Total liabilities. . . . . . . . . .    118,820            --              (62,517)           56,303
Partners' capital/stockholders' equity:
    Common stock . . . . . . . . . . . . . .      --                 122                40               162
    Additional paid in capital . . . . . . .      --              42,737            83,520           126,257
    Partners' capital. . . . . . . . . . . .     42,859          (42,859)                              --
                                               --------         --------          --------          --------
        Total partners' capital/
          stockholders' equity . . . . . . .     42,859            --               83,560           126,419
                                               --------         --------          --------          --------
                                               $161,679            --               21,043           182,722
                                               ========         ========          ========          ========

(1)  Reflects the historical combined balance sheets of LaSalle Partners Limited Partnership and its subsidiaries and LaSalle Partners Management Limited Partnership and its subsidiaries as of June 30, 1997.
(2)  These adjustments give effect to the issuance of 12,200,000 shares of common stock in exchange for all of the outstanding partnership interests of the Company.
(3)  These adjustments give effect to the receipt of $83,560 of net proceeds from the issuance of 4,000,000 shares of common stock in the initial public offering which was effective July 16, 1997 and the use of those proceeds to repay the Company's long-term notes payable including interest thereon.



FOOTNOTE 5 - CONTINUED
                                                                  COMBINED STATEMENT OF EARNINGS
                                                                 THREE MONTHS ENDED JUNE 30, 1997
                                              -------------------------------------------------------------------
                                                                            INCORPOR-
                                                ACTUAL                      ATION        OFFERING
                                               PARTNER-       GALBREATH     ADJUST-      ADJUST-
                                               SHIPS (1)     MERGER (2)     MENTS (3)    MENTS          PRO FORMA
                                              ----------     ----------    ----------  ----------      ----------
Revenue:
  Fee based services . . . . . . . . . . .      $ 62,539          1,633                                    64,172
  Equity in earnings from unconsolidated
    ventures . . . . . . . . . . . . . . .           345          --                                          345
  Construction operations, net . . . . . .           205          --                                          205
  Other income . . . . . . . . . . . . . .           322            121                                       443
                                                --------       --------      --------     ------         --------
    Total revenue. . . . . . . . . . . . .        63,411          1,754         --          --             65,165

Expenses:
  Compensation and benefits. . . . . . . .        38,341          1,425                                    39,766
  Operating, administration and other. . .        13,687            653                      188 (4)       14,528
  Depreciation and amortization. . . . . .         2,180            151                                     2,331
                                                --------       --------      --------     ------         --------
    Total expenses . . . . . . . . . . . .        54,208          2,229         --           188           56,625
                                                --------       --------      --------     ------         --------
    Operating profits. . . . . . . . . . .         9,203           (475)        --          (188)           8,540

Interest expense . . . . . . . . . . . . .         1,881          --                      (1,417)(5)          464
                                                --------       --------      --------     ------         --------
    Earnings before provision for
      income taxes . . . . . . . . . . . .         7,322           (475)        --         1,229            8,076

Net provision for income taxes . . . . . .           382          --            2,254        473 (3)        3,109
                                                --------       --------      --------     ------         --------
    Net earnings . . . . . . . . . . . . .      $  6,940           (475)       (2,254)       756            4,967
                                                ========       ========      ========     ======         ========
Earnings (loss) per common share . . . . .                                                               $   0.31
                                                                                                         ========
Shares used in computation of
  earnings (loss) per share. . . . . . . .                                                             16,200,000
                                                                                                       ==========





FOOTNOTE 5 CONTINUED
                                                                  COMBINED STATEMENT OF EARNINGS
                                                                    SIX MONTHS ENDED JUNE 30, 1997
                                              -------------------------------------------------------------------
                                                                            INCORPOR-
                                                ACTUAL                      ATION         OFFERING
                                               PARTNER-       GALBREATH     ADJUST-       ADJUST-
                                               SHIPS (1)      MERGER(2)     MENTS (3)     MENTS         PRO FORMA
                                              ----------     ----------    ----------    ----------    ----------

Revenue:
  Fee based services . . . . . . . . . . .      $ 96,783          8,259                                   105,042
  Equity in earnings from unconsolidated
    ventures . . . . . . . . . . . . . . .         1,739             73                                     1,812
  Construction operations, net . . . . . .           410          --                                          410
  Other income . . . . . . . . . . . . . .           498            787                                     1,285
                                                --------       --------      --------     ------         --------
    Total revenue. . . . . . . . . . . . .        99,430          9,119         --          --            108,549

Expenses:
  Compensation and benefits. . . . . . . .        65,558          5,993                                    71,551
  Operating, administration and other. . .        23,987          2,363                      375 (4)       26,725
  Depreciation and amortization. . . . . .         3,954            663                                     4,617
                                                --------       --------      --------     ------         --------
    Total expenses . . . . . . . . . . . .        93,499          9,019         --           375          102,893
                                                --------       --------      --------     ------         --------
    Operating profits. . . . . . . . . . .         5,931            100         --          (375)           5,656

Interest expense . . . . . . . . . . . . .         3,576          --            --        (2,847)(5)          729
                                                --------       --------      --------     ------         --------
    Earnings before provision for
      income taxes . . . . . . . . . . . .         2,355            100         --         2,472            4,927

Net provision for income taxes . . . . . .           134             33           778        952 (3)        1,897
                                                --------       --------      --------     ------         --------
    Net earnings . . . . . . . . . . . . .      $  2,221             67          (778)     1,520            3,030
                                                ========       ========      ========     ======         ========
Earnings (loss) per common share . . . . .                                                               $   0.19
                                                                                                         ========
Shares used in computation of
  earnings (loss) per share. . . . . . . .                                                             16,200,000
                                                                                                       ==========






FOOTNOTE 5 - CONTINUED


(1)    Reflects the historical combined statements of earnings of LaSalle Partners Limited Partnership and its subsidiaries and LaSalle Partners Management Limited Partnership and its subsidiaries for the three month and six month periods ended June 30, 1997.

(2)    These adjustments give effect to the merger of Galbreath with the Company on April 22, 1997, as adjusted for the tenant representation and investment banking units which were not acquired, as if the merger occurred on
January 1, 1997.

(3)    The adjustment gives effect to the provision (benefit) for income taxes as though the Company and
Galbreath were taxable entities as of January 1, 1997 at an effective tax rate of 38.5%.

(4)    The adjustment gives effect to the estimated incremental general and administrative costs associated with operations as a public company as if the initial public offering occurred on January 1, 1997.

(5)    The adjustment gives effect to the repayment of the Company's long-term notes payable, including interest thereon, out of the proceeds of the initial public offering as if the initial public offering occurred on January
1, 1997.



PART I.  FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     LaSalle Partner Limited Partnership ("LPL"), LaSalle Partners Management Limited Partnership ("LPML") and their subsidiaries are referred to herein collectively as the "Company". See note 1 to the financial statements included in this report.


RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1996.

     CONSOLIDATED RESULTS

     The Company's total revenue grew $28.7 million, or 82.6%, to $63.4 million and $37.4 million, or 60.3%, to $99.4 million for the three and six months ended June 30, 1997 from the prior year periods. The increases are attributable to the continued improvement in real estate market conditions which resulted in significant performance fees being generated by the Investment Management segment on the disposition of certain assets and a higher level of transactions in the Corporate and Financial Services segment, as well as to the acquisition of CIN Property Management in October 1996 and the merger with Galbreath in April 1997.

     The Company's operating expenses grew $19.9 million, or 58.0%, to $54.2 million, and $26.7 million, or 40.0%, to $93.5 million for the three and six months ended June 30, 1997 from the prior year periods. These increases are attributable to the acquisition of CIN Property Management, the merger of Galbreath with the Company, increased staffing levels and additional bonus accruals in connection with increased revenue generation. In addition, corporate overhead and infrastructure costs of approximately $2.0 million have been incurred in excess of the prior year six month period as a result of new accounting systems implementation, increased staffing to meet public company reporting requirements, and firmwide technology services and system enhancements. These costs are allocated to the segments based on a combination of headcount and usage factors.

     During the second quarter of 1997, the Company continued its migration to a centralized client billing and receivable system. The new system provides management with additional resources to monitor and analyze the client billing cycle and related client accounts. In connection with the system conversion, the Company took charges of $1.5 million of non-billable fees and commissions, $.4 million of uncollectible accounts and $.5 million of non-billable expenses.

     The Company's operating profits increased $8.8 million to $9.2 million for the three months ended June 30, 1997 and increased $10.7 million to $5.9 million for the six months ended June 30, 1997 compared to the prior year periods.

     Interest expense increased $.8 million to $1.9 million for the three months ended June 30, 1997 and increased $1.5 million to $3.6 million for the six months ended June 30, 1997 from the prior year periods. These increases are substantially a result of increased borrowings under the long-term facility to fund the CIN Property Management acquisition, technology and infrastructure investments and co-investments.

     Net earnings increased $7.6 million to $6.9 million for the three months ended June 30, 1997 from a loss of $.6 million for the prior year period. Net earnings increased $8.7 million to $2.2 million for the six months ended June 30, 1997 from a loss of $6.4 million in the prior year period.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     SEGMENT OPERATING RESULTS

     MANAGEMENT SERVICES. The Management Services segment revenues, which represented 37.2% and 38.2% of the Company's total revenue for the three and six months ended June 30, 1997, increased $8.3 million to $23.6 million for the three months ended June 30, 1997 and increased $10.6 million to $38.0 million for the six months ended June 30, 1997 from the prior year periods. The increase is related to the acquisition of Galbreath in April 1997 which generated second quarter property management fees of $2.0 million, leasing fees of $2.5 million and facility management fees of $.4 million on approximately 71.3 million square feet under management. In addition, property management fees and leasing fees increased $1.4 million and $2.0 million, respectively, for the three months ended June 30, 1997 and increased $2.3 million and $2.7 million, respectively, for the six months ended June 30, 1997 compared to the prior year periods. These increases are a result of the net addition of 6.1 million square feet of new property management assignments, excluding the Galbreath portfolio in 1997. These increases were offset, in part, by the one time charge for non-billable property management fees and leasing fees of $.8 million and $.5 million, respectively, in conjunction with the implementation of a centralized client billing and receivable system as discussed earlier.

     Operating expenses increased $9.8 million to $24.2 million for the three months ended June 30, 1997 and $12.5 million to $40.6 million for the six months ended June 30, 1997 from the prior year periods. Of the second quarter increase, $7.4 million is attributable to the acquisition of Galbreath common stock, including personnel costs, amortization of the excess purchase price and transition and integration costs. One time charges of $.5 million were also taken in the three months ended June 30, 1997 related to the implementation of the centralized client billing and receivable system. Increased corporate infrastructure costs of approximately $.9 million for the six months ended June 30, 1997 were also incurred as a result of increased staffing and technology enhancements.
The remaining increase is a result of increased compensation, relocation, travel and marketing expenses associated with a national leasing and business development group established during the latter half of 1996 as well as increased staffing levels to manage the additional property and facility management assignments.

     The Management Services segment's operating results decreased $1.6 million to a loss of $.6 million for the three months ended June 30, 1997 and decreased $1.9 million to a loss of $2.5 million for the six months ended June 30, 1997 from the prior year periods. Compared to its first quarter results, the Management Services segment's operating results strengthened by $1.3 million, even after total one time charges of $1.8 million and the Galbreath integration costs.

     CORPORATE AND FINANCIAL SERVICES. The Corporate and Financial Services segment revenues, which represented 23.5% and 20.0% of the Company's total revenue for the three and six months ended June 30, 1997, increased $8.4 million to $15.3 million for the three months ended June 30, 1997 and increased $9.4 million to $20.3 million for the six months ended June 30, 1997 from the prior year periods. The increase is attributable to an increased level of transactions in each of the tenant representation and investment banking units.

     Operating expenses for the Corporate and Financial Services segment increased $3.0 million to $11.1 million for the three months ended June 30, 1997 and increased $4.8 million to $20.1 million for the six months ended June 30, 1997 from the prior year periods. These increases in operating expenses primarily represent an increased accrual for anticipated year end bonuses for the tenant representation and investment banking units, consistent with increased levels of revenue generated, increased staffing levels in the Company's tenant representation unit and a $.4 million charge

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


associated with the implementation of a centralized client billing and receivable system, as discussed earlier. In addition, increased corporate infrastructure costs of approximately $.5 million for the six months ended June 30, 1997 were incurred as a result of increased staffing and technology enhancements.

     The Corporate and Financial Services segment's operating income increased $5.3 million to $4.2 million for the three months ended June 30, 1997 and increased $4.7 million to $.2 million for the six months ended June 30, 1997 from the prior year periods.

     INVESTMENT MANAGEMENT. The Investment Management segment revenues, which represented 39.3% and 41.8% of the Company's total revenue for the three and six months ended June 30, 1997, increased $12.5 million to $24.9 million for the three months ended June 30, 1997 and increased $17.7 million to $41.6 million for the six months ended June 30, 1997 from the prior year periods. The increase for the three months ended June 30, 1997 is primarily attributable to performance fees generated on the disposition of certain assets under management totaling $9.7 million, in addition to revenues associated with the acquisition of CIN Property Management in October 1996 which had revenue of $3.5 million in each of the two quarters in 1997.

     Operating expenses increased $7.4 million to $19.3 million for the three months ended June 30, 1997 and increased $9.8 million to $33.3 million for the six months ended June 30, 1997 from the prior year periods.

These increases are primarily attributable to the additional compensation and other direct operating expenses associated with the acquisition of CIN Property Management totaling $5.8 million and an increased accrual for anticipated year end bonuses, consistent with increased levels of revenue generated. In addition, corporate infrastructure costs of approximately $.6 million for the six months ended June 30, 1997 were incurred as a result of increased staffing and technology enhancements.

     The Investment Management segment's operating income increased $5.0 million to $5.6 million for the three months ended June 30, 1997 and increased $7.9 million to $8.2 million for the six months ended June 30, 1997 from the prior year periods. These increases are attributable to the performance fees generated and the net income generated from CIN Property Management.

     PRO FORMA RESULTS

     On a pro forma basis, the Company's total revenue for the three months ended June 30, 1997 was $65.2 million compared to actual results of $63.4 million in the prior year period. Pro forma total revenue for the six months ended June 30, 1997 was $108.5 million compared to $99.4 million for the prior year period. Pro forma total revenue of Galbreath includes fees generated primarily from management services activities, such as property management and leasing, facility management and development management assignments, consistent with the Company's Management Services segment.

     Pro forma operating profits for the three months ended June 30, 1997 were $8.5 million compared to $9.2 million for the prior year period. Pro forma operating profits for the six months ended June 30, 1997 were $5.7 million compared to $5.9 million for the prior year period. These decreases in operating profits on a pro forma basis are a result of an operating loss for Galbreath for the three months ended June 30, 1997 and incremental expense associated with public ownership for the three and six months ended June 30, 1997.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Pro forma net earnings for the three months ended June 30, 1997 were $5.0 million compared to actual net earnings of $6.9 million for the prior year period. Pro forma net earnings for the six months ended June 30, 1997 were $3.0 million compared to actual net earnings of $2.2 million for the prior year period. The pro forma net earnings reflects the decrease in net operating profits, the decrease in interest expense as a result of the repayment of the Company's long term debt out of the proceeds of the initial public offering and the tax effect as though the Company and Galbreath were taxable entities for the entire period. Pro forma earnings per share were $.31 and $.19 for the three and six month periods ended June 30, 1997 based on $16,200,000 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows provided by operations totaled $10.0 million for the six months ended June 30, 1997 compared to cash flows used in operations of $2.8 million for the prior year period. The $12.8 million increase is primarily attributable to the stronger earnings experienced in the six months ended June 30, 1997 as discussed in the Results of Operations above.

Another significant factor is the increase in leasing commissions generated in the fourth quarter of 1996 for both the Management Services and Corporate and Financial Services segments which resulted in cash collections in early 1997. The increase in cash related to these collections has been partially offset by steady increases in year end accounts payable and accrued compensation which were paid in early 1997.
In addition, with the sale of the construction operations on December 31, 1996, receivables of $21.8 million and accounts payable of $20.1 million as of December 31, 1996 related to subcontractor expenses paid on behalf of clients were collected or paid as of June 30, 1997. The resulting increase in net cash flows of $1.7 million compares to a net use of cash for the six months ended June 30, 1996 of $3.5 million.

     As of June 30, 1997, the Company had a total net investment of $14.9 million in 33 separate property or fund co-investments. The holding period for co-investments typically ranges from three to seven years. Such co-investments are typically represented by non-controlling general partner and limited partner interests. In addition to its share of investment returns, the Company may earn property management, leasing, and advisory fees on these investments. The equity earnings from these co-investments have had a relatively small impact on the Company's current earnings and cash flow. However, the Company's increased participation as a principal in real estate investments could increase fluctuations in the Company's net earnings and cash flow as a result of the timing and magnitude of the gains or losses and potential incentive participation fees, if any, to be recognized on the disposition of the assets. In certain of these investments, the Company will not have complete discretion to control the timing of the disposition of such investments.

     Actual earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $9.8 million to $11.4 million for the three months ended June 30, 1997 and increased $12.4 million to $9.9 million for the six months ended June 30, 1997 compared to the prior year periods. Calculated on a pro forma basis, EBITDA was $10.9 million and $10.3 million for the three and six months ended June 30, 1997.

     Net cash provided by investing activities was $1.7 million for the six months ended June 30, 1997 compared to a use of cash of $11.4 million for the prior year period. The increase in net cash provided by investing activities is a result of a $2.5 million increase in distributions from real estate investments and a decrease in capital additions from the prior year period of $5.6 million as a result of expenditures on furniture and fixtures at the Company's new corporate headquarters in early 1996. Investments made in real estate ventures for the six months ended June 30, 1997, which totaled $2.3 million, were $1.8 million lower than the prior

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


year period. In addition, the Company had committed $10.5 million for future fundings of coinvestments. Finally, as a result of the merger of Galbreath with the Company in April 1997, the Company experienced an increase in cash balances of $3.2 million.

     Historically, the Company has financed its operations, acquisitions and co-investments with internally generated funds, partnership equity and borrowings under revolving credit facilities. In September 1996, the Company replaced its $30 million revolving line of credit with a $70 million credit agreement terminating on September 6, 1999. The agreement, as amended, consists of a short-term facility and a long-term facility totaling $30 million and $40 million, respectively. The agreement is secured by certain of the Company's receivables, fixed assets and investments in ventures. The agreement requires that the Company maintain a certain level of net worth and meet earnings before interest, taxes, depreciation and amortization targets. The Company's are further prohibited, without the lenders' prior approval, from incurring certain indebtedness (including certain levels of indebtedness in connection with co-investments), guaranteeing certain obligations or disposing of a significant portion of its assets. The facilities bear variable rates of interest based on market rates. The Company is in the process of establishing a new facility through its existing lenders or a new lender. There can be no assurance as to the terms and conditions of such new facility.

     The short-term facility is a revolving line of credit which must be paid down annually for a 30-consecutive-day period and is restricted as to use for general business purposes. Amounts outstanding on the short-term facility at June 30, 1997 totaled $16.9 million. The long-term facility is limited in use to investments in real estate ventures, business acquisitions and certain capital expenditures, subject to lender approval. Principal payments on borrowings under the long-term facility are payable annually on June 15 for amounts outstanding as of March 31 based on a defined amortization schedule. Principal payments made on June 15 of each year increase the available balance on the facility from which to borrow. Amounts outstanding on the long-term facility as of June 30, 1997 totaled $23.3 million.

     At June 30, 1997, the Company also had outstanding $37.2 million in subordinated debt owed to DSA in the form of $6.2 million in Class A Notes and $31 million in Class B Notes (the "Dai-ichi Notes"), each bearing interest at 10% payable annually on December 31st. Principal payments on the Class A Notes are $3.1 million due on June 30, 1997 and 1998. Principal payments on the Class B Notes are due in ten equal payments of $3.1 million on June 30th of each year beginning in 1999. The Dai-ichi Notes are prepayable without penalty.

     Net cash used in financing activities was $6.0 million for the six months ended June 30, 1997 compared to net cash provided of $10.5 million for the prior year period. The change is primarily attributable to the increased cash flow provided by operations resulting in a decrease in borrowing needs. Distributions to partners increased by $1.7 million in 1997 compared to 1996. Consistent with prior practice, the Company made distributions to its partners to cover the partners' estimated tax payment obligations, in accordance with the Partnership agreements. The increase in distributions over the prior year period is a result of increased earnings for the period ended June 30, 1997 over the prior year period. An additional distribution was made prior to the contribution of partnership interests to LPI of $2.5 million for the estimated tax payment obligations for partnership income earned prior to July 22, 1997.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)


     Upon completion of the initial public offering, the Company repaid the full amount of the indebtedness outstanding under the Dai-ichi Notes and the long-term facility, including accrued interest. The Company plans to increase its long-term debt periodically in order to continue to pursue international expansion, strategic acquisitions and co-investments. Additionally, the Company paid down outstanding balances under its short-term facility subsequent to the initial public offering. The Company believes, based on its current operating plans, that cash generated from operations and available borrowings will be sufficient to meet its capital and liquidity requirements for at least the next two years.

DISPOSITION

     On December 31, 1996, the Company completed the sale of its construction management business to a former member of the Company's management. This business, which specialized in the interior build-out of office and retail space for tenants in the Chicago and Los Angeles markets, had 1996 revenue, which is shown net of related expenses on the Company's combined statements of earnings, of $1.3 million. The business was sold in exchange for a note of $9.1 million. The note, which is secured by the current and future assets of the business, is due December 31, 2006. For financial reporting purposes, the Company has not treated the transaction as a divestiture. Principal and interest to be received under the note will be treated as a reserve, if necessary, for any anticipated financial exposure under the terms of the asset purchase agreement, with the remainder recognized as income as principal and interest payments are received.

SEASONALITY

     Historically, the Company's revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. This seasonality is due to a calendar year-end focus on the completion of transactions, which is consistent with the real estate industry generally. In addition, an increasing percentage of the Company's management contracts contain clauses providing for fees to be received if the Company achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter or when an asset is sold. In contrast, the Company's non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. Therefore, the Company typically sustains a loss in the first quarter of each calendar year, reports a small profit or loss in the second and third quarters and records a substantial majority of the Company's earnings in the fourth calendar quarter. The second quarter results for 1997 were unusually strong compared to the second quarter results of prior years as a result of performance fees recognized by the Investment Management segment on the disposition of certain assets under management as well as a higher level of transactions completed by the tenant representation and investment banking units as compared to prior years.

INFLATION

     The Company's operations are directly affected by various national and economic conditions, including interest rates, the availability of credit to finance real estate transactions and the impact of tax laws. To date, the Company does not believe that general inflation has had a material impact on its operations, as revenue, commissions and other variable costs related to revenue are primarily impacted by real estate supply and demand rather than general inflation.

OTHER MATTERS

     In connection with the initial public offering and the incorporation of the Partnerships, the Company will become subject to Federal and additional state and local income taxes as it converts from partnership to corporate form. Concurrently with the incorporation, the Company will record deferred tax assets and liabilities in accordance with the provisions of SFAS No. 109. Such amounts are not expected to have a material effect on the Company's financial condition (see pro forma combined financial statements contained elsewhere herein).

PART II.  OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES

     Immediately prior to the closing of the Offering, each of the general and limited partners of LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership contributed all of their respective general and limited partnership interests in such partnerships to the Company in exchange for an aggregate of 12,200,000 shares of Common Stock. The issuances of Common Stock constituted a "transaction by any issuer not involving any public offering" and thus was exempt from the registration requirements of the Securities Act of 1933 (the "Act") under Section 4(2) thereof.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Prior to the initial public offering the Registrant was a wholly-owned subsidiary of LaSalle Partners Limited. Pursuant to a written consent dated July 15, 1997, the sole shareholder of the Registrant took the following actions: (i) elected Mr. Darryl Hartley-Leonard and Mr. Thomas C. Theobald to serve as Class I and Class III Directors, respectively, (ii) approved the Articles of Amendment and Restatement amending and restating the Articles of Incorporation of the Corporation, and (iii) approved the Company's 1997 Stock Award and Incentive Plan, Employee Stock Purchase Plan and Stock Compensation Plan. The term of office of each of the other directors (Stuart L. Scott, Robert C. Spoerri, William E. Sullivan, Daniel
W. Cummings, Charles K. Esler, Jr., Lizanne Galbreath, M.G. Rose, Lynne C. Thurber and Earl E. Webb) continued after such consent.


     ITEM 5.   OTHER MATTERS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     Certain statements in this filing and elsewhere (such as in other filings by the Registrant with the Securities and Exchange Commission, press releases, presentations and communications by the Registrant or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, achievements, plans and objectives of the Registrant to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in the Registrant's Registration Statement (No. 333-25741), under "Risk Factors" and elsewhere, and in other reports filed by the Registrant with the Securities and Exchange Commission and include, among other things, the following: (i) the impact of general economic conditions and the real estate economic climate on the Registrant's business and results of operations; (ii) the risk that property management and investment management agreements will be terminated prior to expiration or not renewed; (iii) the dependence of the Registrant's revenue from property management and leasing services on the performance of the properties managed by the Registrant; (iv) the risks inherent in pursuing a selective acquisition strategy; (v) the concentration of the Registrant's business in properties in central business districts; (vi) the risks associated with the co-investment activities of the Registrant; (vii) the seasonal nature of the Registrant's revenue, operating income and net earnings; and (viii) the competition faced by the Registrant in a variety of business disciplines within the commercial real estate industry. The Registrant expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any change in Registrant expectations or results or any changes in events.

USE OF PROCEEDS:

     On July 16, 1997, the Registrant's Registration Statement on Form S-1 (333-25741) relating to 4,600,000 shares of the Registrant's common stock, $.01 par value per share ("Common Stock"), including 600,000 shares of Common Stock subject to an over-allotment option granted to the underwriters by a shareholder of the Registrant, was declared effective by the Securities and Exchange Commission. The offering of 4,600,000 shares of Common Stock at $23.00 per share (including the 600,000 shares subject to the over-allotment option granted by a shareholder of the Registrant) was completed on July 22, 1997. The Registrant did not receive any proceeds from the sale of the shares subject to the over-allotment option. The managing underwriters for the offering were Morgan Stanley & Co. Incorporated, William Blair & Company and Montgomery Securities. Total underwriting discounts and commissions paid by the Registrant were $6,440,000. The Registrant estimates that the other costs and expense incurred in connection with the offering will be approximately $2.0 million. No expense payments were made, directly or indirectly, to directors or officers of the Registrant or their associates, persons owning ten percent or more of the Common Stock or affiliates of the Registrant. The net proceeds of the offering are estimated to be approximately $83.5 million. At the closing of the offering, $63.5 million of the net proceeds were used to repay in full the Registrant's outstanding long-term notes payable, including interest thereon. Subsequently, the Registrant used $14.5 million to repay amounts outstanding on its working capital line of credit. In addition, approximately $2.6 million of the net proceeds were used for direct co-investment in real estate. The remaining net proceeds were temporarily invested in Eurodollar time deposits. Except with respect to the repayment of the Dai-ichi Notes (the holder of which is the owner of greater than ten percent of the outstanding Common Stock) described in Part I, Item 2, no proceeds were paid, directly or indirectly, to directors or officers of the Registrant, persons owning ten percent or more of the Common Stock or affiliates of the Registrant, except with respect to the registration fee and related expenses in connection with the sale of the shares subject to the over-allotment option.

USE OF PROCEEDS:

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

      A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

      (b) No reports on Form 8-K have been filed for the quarter covered by this report.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LASALLE PARTNERS INCORPORATED


Dated:  August 29, 1997       BY:   /S/ WILLIAM E. SULLIVAN
                                    ------------------------------
                                    William E. Sullivan
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Authorized Officer,
                                    Principal Financial Officer and
                                    Principal Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                        Description
-------                       -----------

3.1                           Articles of Amendment and Restatement of
LaSalle Partners Incorporated.

3.2                           Amended and Restated Bylaws of LaSalle
Partners Incorporated.

10.1 Fourth Amendment to Credit Agreement, First Amendment to Borrowers' Security Agreement, First Amendment to Subsidiary Security Agreement, and Consent and Release of Collateral Agreement, dated as of July 9, 1997, among LaSalle Partners Management Limited Partnership, LaSalle Partners Limited Partnership, Harris Trust and Savings Bank, and LaSalle National Bank.

27.1                          Financial Data Schedule.