Form 10-Q
period 1997-09-30
LASALLE PARTNERS INC
filed 1997-11-12
CIK 1037976

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________ TO __________


                 Commission file number 1-13145



                  LASALLE PARTNERS INCORPORATED
      -----------------------------------------------------
     (Exact name of registrant as specified in its charter)



             Maryland                     36-4150422
      ----------------------------------------------------------
      (State or other jurisdic-(IRS Employer Identification No.)
      tion of incorporation or
      organization)



 200 East Randolph Drive, Chicago, IL      60601
---------------------------------------  ----------
(Address of principal executive office)  (Zip Code)



Registrant's telephone number, including area code 312/782-5800



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [  X  ]   No [     ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
               Class                           November 12, 1997
               -----                           -----------------

     Common Stock ($0.01 par value)              16,200,000

                        TABLE OF CONTENTS




PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . .      3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . .     17



PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds. .     24

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . .     24

Item 5.   Other Matters. . . . . . . . . . . . . . . .     25

Item 6.   Exhibits and Reports on Form 8-K . . . . . .     25

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                 LA SALLE PARTNERS INCORPORATED
            CONSOLIDATED AND COMBINED BALANCE SHEETS

            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                         (in thousands)
                           (UNAUDITED)


                                   SEPTEMBER 30,  DECEMBER 31,
                                       1997          1996
                                   -------------  -----------
ASSETS
------
Current assets:
  Cash and cash equivalents. . . . . .$   15,917        7,207
  Trade receivables, net . . . . . . .    61,165       87,283
  Other receivables. . . . . . . . . .     3,523        3,005
  Prepaid expenses . . . . . . . . . .     1,562        1,228
  Deferred tax benefit . . . . . . . .     6,155        --
                                      ----------    ---------
          Total current assets . . . .    88,322       98,723

Property and equipment, at cost,
  less accumulated depreciation of
  $27,716 and $23,310 in 1997 and 1996,
  respectively . . . . . . . . . . . .    14,687       14,549

Intangibles resulting from
  business acquisitions, net of
  accumulated amortization of $4,620
  and $2,287 in 1997 and 1996,
  respectively . . . . . . . . . . . .    50,638       23,735
Investments in real estate ventures. .    17,285       13,687
Long-term receivables, net . . . . . .     8,301        5,052
Other assets, net. . . . . . . . . . .     1,502          868
                                      ----------   ----------
                                      $  180,735      156,614
                                      ==========   ==========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
  Accounts payable and
    accrued liabilities. . . . . . . .$   23,509       34,228
  Accrued compensation . . . . . . . .    26,070       26,016
  Borrowings under short-term
    credit facility. . . . . . . . . .     --           6,500
  Current maturities of long-term
    notes payable. . . . . . . . . . .     --           9,064
                                      ----------   ----------
          Total current liabilities. .    49,579       75,808

Long-term notes payable:
  Subordinated loans, less current
    maturities . . . . . . . . . . . .     --          34,106
  Long-term credit facility,
    less current maturities. . . . . .     --          21,445
                                      ----------   ----------
                                           --          55,551
Other long-term liabilities. . . . . .       618        1,008
                                      ----------   ----------
Commitments and contingencies

          Total liabilities. . . . . .    50,197      132,367

                 LA SALLE PARTNERS INCORPORATED
      CONSOLIDATED AND COMBINED BALANCE SHEETS - CONTINUED

            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                         (in thousands)
                           (UNAUDITED)


                                   SEPTEMBER 30,  DECEMBER 31,
                                       1997          1996
                                   -------------  -----------
Stockholders' equity:
  Predecessor partnerships' partners'
    capital. . . . . . . . . . . . . .     --          23,148
  Preferred stock, $.01 par value per
    share, 10,000,000 shares authorized;
    no shares issued and outstanding .     --           --
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    16,200,000 shares issued and
    outstanding. . . . . . . . . . . .       162        --
  Additional paid-in capital . . . . .   122,012        --
  Retained earnings. . . . . . . . . .     8,318        --
  Cumulative effect of translation
    adjustment . . . . . . . . . . . .        46        1,099
                                      ----------   ----------
          Total stockholders' equity .   130,538       24,247
                                      ----------   ----------
                                      $  180,735      156,614
                                      ==========   ==========






































See accompanying notes to consolidated and combined financial statements.

                                  LA SALLE PARTNERS INCORPORATED
                         CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

                      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (in thousands except share data)
                                            (UNAUDITED)
                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30               SEPTEMBER 30
                                             ------------------------  ------------------------
                                                   1997        1996         1997         1996
                                                ---------    --------    ---------     --------
Revenue:
  Fee based services . . . . . . . . . . . . . . $ 59,479      38,654      156,262       98,725
  Equity in earnings from unconsolidated ventures     109         184        1,848        1,080
  Construction operations, net . . . . . . . . .      225         311          635          933
  Other income . . . . . . . . . . . . . . . . .      439          26          937          453
                                                 --------    --------     --------     --------
        Total revenue. . . . . . . . . . . . . .   60,252      39,175      159,682      101,191
Expenses:
  Compensation and benefits. . . . . . . . . . .   37,649      24,995      103,207       72,668
  Operating, administration and other. . . . . .   14,111      10,088       38,098       26,971
  Depreciation and amortization. . . . . . . . .    2,541       1,169        6,495        3,414
                                                 --------    --------     --------     --------
        Total expenses . . . . . . . . . . . . .   54,301      36,252      147,800      103,053
                                                 --------    --------     --------     --------
        Operating profits (loss) . . . . . . . .    5,951       2,923       11,882       (1,862)
Interest expense . . . . . . . . . . . . . . . .      283       1,944        3,859        3,985
                                                 --------    --------     --------     --------
        Earnings (loss) before income tax
          provision (benefit). . . . . . . . . .    5,668         979        8,023       (5,847)
Net provision (benefit) for income taxes . . . .   (1,942)         56       (1,808)        (333)
                                                 --------    --------     --------     --------
        Net earnings (loss). . . . . . . . . . . $  7,610         923        9,831       (5,514)
                                                 ========    ========     ========     ========

Earnings per common share (1). . . . . . . . . . $   0.51                     0.51
                                                 ========                 ========

Shares used in computation of per share data . .16,200,000               16,200,000
                                                ==========               ==========

(1)     Earnings per share is calculated based on earnings for the period from incorporation, July 22, 1997 through September 30, 1997.


             See accompanying notes to consolidated and combined financial statements.

                                  LA SALLE PARTNERS INCORPORATED
                   CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                      PERIODS ENDED SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                          (in thousands)
                                            (UNAUDITED)
                                                                Partners'
                                                                 Capital     Effect of
                         Common Stock     Additional Retained   (Deficit)    Cumulative
                      -------------------   Paid-In  Earnings  Predecessor  Translation
                         Shares    Amount   Capital  (Deficit) Partnerships  Adjustment   Total
                       ----------  ------ ---------- --------- ------------ ----------- ---------
Balance at January 1,
  1996 . . . . . . . .       --      --        --        --         14,997        --      14,997

   Net earnings. . . .                                              19,964                19,964
   Distributions . . .                                             (11,813)              (11,813)
   Other . . . . . . .                                                           1,099     1,099
                       ----------  ------  --------    ------      -------      ------  --------
Balance at December 31,
  1996 . . . . . . . .       --     --         --        --         23,148       1,099    24,247

   Net earnings (through
    July 21, 1997) . .                                               1,513        --       1,513
   Distributions . . .                                             (14,835)              (14,835)
   Acquisition of
    Galbreath common
    stock. . . . . . .                                              29,292                29,292
   Effect of the
    reorganization . . 12,200,000  $ 122     38,996                (39,118)                 --
   Net proceeds from the
    initial Offering .  4,000,000     40     83,016                                       83,056
   Other . . . . . . .                                                          (1,053)   (1,053)
                       ----------  ------  --------    ------      -------      ------  --------
Balances after the
  reorganization and
  initial Offering . . 16,200,000     162   122,012      --           --            46   122,220

   Net earnings (July 22,
     1997 through
     September 30, 1997)                                8,318                     --       8,318
                       ----------  ------  --------    ------      -------      ------  --------
Balances at September 30,
  1997 . . . . . . . . 16,200,000  $  162   122,012     8,318         --            46   130,538
                       ==========  ======  ========    ======      =======      ======  ========

             See accompanying notes to consolidated and combined financial statements.

                 LA SALLE PARTNERS INCORPORATED
       CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                         (in thousands)
                           (UNAUDITED)
                                               1997      1996
                                             --------  --------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . .   $  9,831    (5,514)
  Reconciliation of net earnings (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization. . . . .      6,495     3,414
    Equity in earnings from unconsolidated
      ventures . . . . . . . . . . . . . .     (1,848)   (1,080)
    Provision for loss on receivables and
      other assets . . . . . . . . . . . .      1,659       345
    Distributions from real estate ventures     2,562     2,236
    Loss (gain) on disposition of property
      and equipment. . . . . . . . . . . .       (196)      173
    Tax benefit on SFAS No. 109 Conversion     (5,037)    --
  Changes in:
    Receivables. . . . . . . . . . . . . .     29,366    16,820
    Prepaid expenses and other assets. . .       (268)     (261)
    Accounts payable, accrued liabilities and
      accrued compensation . . . . . . . .    (25,428)  (17,193)
                                             --------  --------
        Net cash provided by (used in)
          operating activities . . . . . .     17,136    (1,060)

Cash flows provided by (used in) investing
 activities:
  Capital additions - property and equipment   (3,376)   (9,294)
  Proceeds from dispositions - property
   and equipment . . . . . . . . . . . . .        224        91
  Cash balances assumed in Galbreath
    acquisition. . . . . . . . . . . . . .      1,008     --
  Investments in real estate ventures:
    Capital contributions and advances to
      real estate ventures . . . . . . . .     (9,002)   (5,103)
    Distributions, repayments of advances
      and sale of investments. . . . . . .      5,800       366
                                             --------  --------
        Net cash used in investing activities  (5,346)  (13,940)

Cash flows provided by (used in) financing
 activities:
  Net borrowings under short-term credit
    facility . . . . . . . . . . . . . . .     (6,500)   17,400
  Net borrowings under long-term credit
    facility . . . . . . . . . . . . . . .    (64,615)    6,002
  Distributions to partners. . . . . . . .    (14,835)  (11,813)
  Net proceeds from the initial offering .     83,056     --
                                             --------  --------
        Net cash provided by (used in)
          financing activities . . . . . .     (2,894)   11,589

Effects of foreign currency translation
  on cash balances . . . . . . . . . . . .       (186)    --
                                             --------  --------
Net increase (decrease) in cash
  and cash equivalents . . . . . . . . . .      8,710    (3,415)
Cash and cash equivalents, beginning of period  7,207     8,322
                                             --------  --------
Cash and cash equivalents, end of period .   $ 15,917     4,907
                                             ========  ========

                 LA SALLE PARTNERS INCORPORATED
 CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - CONTINUED





Supplemental disclosure of cash flow information:
  Combined interest paid was $4,058 and $906 for the periods ended September 30, 1997 and 1996, respectively.


     On April 22, 1997, the Company acquired the common stock of Galbreath (note 3) in exchange for a 17.5% limited partnership interest valued at $29,292. Identifiable operating assets and liabilities and investments in real estate ventures totaled $10,864, $13,721 and $1,500, respectively, in addition to cash of $1,008 as of the acquisition date. The Company incurred transaction related expenses of $619. The increase in these assets and liabilities, excluding cash acquired, and the resulting goodwill of $30,261 have not been reflected in the changes in cash flow above.
















































See accompanying notes to consolidated and combined financial statements.

                 LA SALLE PARTNERS INCORPORATED
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                   SEPTEMBER 30, 1997 AND 1996
                         (in thousands)
                           (UNAUDITED)


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

(1)  ORGANIZATION

     LaSalle Partners Incorporated (the "Company") (successor to LaSalle Partners Limited Partnership ("LPL") and LaSalle Partners Management Limited Partnership ("LPML") (collectively, the "Predecessor Partnerships")) was incorporated in Maryland on April 15, 1997. On July 22, 1997, the Company completed an initial public offering (the "Offering") of 4,000,000 shares of LaSalle Partners Incorporated common stock, par value $.01 per share (the "Common Stock"). In addition, all of the partnership interests held in the Predecessor Partnerships were contributed to the Company, pursuant to agreements among the general and limited partners, in exchange for an aggregate of 12,200,000 shares of common stock. The contribution occurred immediately prior to the closing of the Offering. The 4,000,000 shares were offered at $23 per share, aggregating $83,056, net of offering costs, of which $63,490 was used to retire long-term debt and related interest.

     The Predecessor Partnerships were subject to a reorganization as part of the incorporation of the Company. Due to the existence of a paired share arrangement between the Predecessor Partnerships and between the former general partners of the Predecessor Partnerships, as well as the existence of identical ownership before and after the incorporation of the Predecessor Partnerships, such transactions were accounted for in a manner similar to the accounting used for a pooling of interests. Thus, the Company's financial statements include the financial positions and results of operations of the Predecessor Partnerships at their historical basis.

     In connection with the Offering, the Company issued 725,000 stock options at an exercise price of $23 per share.

(2)  INTERIM INFORMATION

     The consolidated and combined financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated and combined financial statements for these interim periods have been included. The results for the interim periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be obtained for the full fiscal year.

(3)  ACQUISITION

     On April 22, 1997, the Company acquired all of the common stock of Galbreath, a property management, facility management and development management company. In consideration for the stock, the Company issued a 17.5% limited partnership interest in the Company to the former stockholders of Galbreath. The acquisition was accounted for as a purchase and accordingly, operating results of this business subsequent to the date of acquisition are included in the accompanying Consolidated and Combined Statements of Earnings. The excess purchase price over the fair value of the identifiable assets and liabilities acquired was $30,261, including transaction costs, of which $6,052 was allocated to management contracts which are being amortized on a straight line basis over 8 years and $24,209 was allocated to goodwill which is being amortized on a straight line basis over 40 years based on the Company's estimate of useful lives.

(4)  INCOME TAXES

     The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates and laws applicable to the years in which the differences are expected to reverse. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. Income tax expense is comprised of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     For the period prior to the incorporation of the Predecessor Partnerships, the accompanying Consolidated and Combined Statements of Earnings include a federal and state income tax provision for wholly-owned corporate subsidiaries and a state tax provision for certain states which require partnerships to pay income taxes. No other provision for income taxes was made for those periods as the liability for such taxes would have been that of the respective partners. As a result of the Company's conversion from partnership to corporate form, a tax benefit of $5,037 was recognized related to deferred tax assets recorded in accordance with SFAS No. 109 arising from temporary differences between the book and tax basis of the Company's assets and liabilities at the date of incorporation.

(5)  BUSINESS SEGMENTS

     The Company's operations have been classified into three business segments: Management Services, Corporate and Financial Services and Investment Management. The Management Services segment provides three primary service capabilities: (i) property management and leasing for property owners, (ii) facility management for properties occupied by corporate owners and users; and (iii) development management for both investors and real estate users seeking to develop new buildings or renovate existing facilities. The Corporate and Financial Services segment provides transaction and advisory services through three primary service capabilities, including: (i) tenant representation for corporations and professional services firms; (ii) investment banking services to address the financing, acquisition and disposition needs of real estate owners; and
(iii) land acquisitions and development services for owners, users and developers of land. The Investment Management segment provides real estate investment management services to institutional investors, corporations and high net worth individuals.

     Total revenue by business segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. The Company allocates all expenses, other than interest and income taxes, as substantially all expenses incurred benefit one or more of the business segments.


FOOTNOTE 5 - CONTINUED

Summarized unaudited financial information by business segment for the three and nine month periods ended
September 30, 1997 and 1996 is as follows:

                                                         SEGMENT OPERATING RESULTS
                                   --------------------------------------------------------------
                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                              SEPTEMBER 30                     SEPTEMBER 30
                                        --------------------------     --------------------------
                                             1997           1996            1997           1996
                                           --------       --------        --------       --------
MANAGEMENT SERVICES:
  Segment revenue:
    Property management fees . . . .       $ 12,807          8,832          33,346         25,850
    Leasing fees . . . . . . . . . .         10,590          4,119          18,003          6,802
    Facility management fees . . . .          3,786          4,007          10,950          9,404
    Development management fees. . .          2,148          1,561           4,891          3,621
    Intersegment sales . . . . . . .             25             50              75            150
    Other income . . . . . . . . . .            157            (35)            286            152
                                           --------       --------        --------       --------
                                             29,513         18,534          67,551         45,979
  Operating expenses:
    Operating and administrative
      expenses . . . . . . . . . . .         28,667         15,273          67,804         42,709
    Depreciation and
      amortization . . . . . . . . .            961            455           2,402          1,121
                                           --------       --------        --------       --------
        Operating income (loss). . .       $   (115)         2,806          (2,655)         2,149
                                           ========       ========        ========       ========

CORPORATE & FINANCIAL SERVICES:
  Segment revenue:
    Tenant representation. . . . . .       $  8,336          4,200          19,839         11,308
    Investment banking . . . . . . .          3,678          3,062           9,590          4,126
    Land fees. . . . . . . . . . . .          1,147            960           2,942          2,453
    Construction operations. . . . .            225            311             635            933
    Equity in earnings (losses)  . .            249            183             431            635
    Intersegment sales . . . . . . .           --             --               392           --
    Other income . . . . . . . . . .             97             (4)            183            102
                                           --------       --------        --------       --------
                                             13,732          8,712          34,012         19,557





FOOTNOTE 5 - CONTINUED
                                                         SEGMENT OPERATING RESULTS
                                   --------------------------------------------------------------
                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30                    SEPTEMBER 30
                                        --------------------------     --------------------------
                                             1997           1996            1997           1996
                                           --------       --------        --------       --------
  Operating expenses:
    Operating and administrative
      expenses . . . . . . . . . . .         10,662          8,180          30,167         23,014
    Depreciation and
      amortization . . . . . . . . .            323            111             870            555
                                           --------       --------        --------       --------
        Operating income (loss). . .       $  2,747            421           2,975         (4,012)
                                           ========       ========        ========       ========
INVESTMENT MANAGEMENT:
  Segment revenue:
    Advisory fees. . . . . . . . . .       $ 15,749         11,267          54,799         33,454
    Acquisition fees . . . . . . . .          1,238            646           1,902          1,707
    Equity in income (losses). . . .           (140)            24           1,417            445
    Other income . . . . . . . . . .            185             42             468            199
                                           --------       --------        --------       --------
                                             17,032         11,979          58,586         35,805
  Operating expenses:
    Operating and administrative
      expenses . . . . . . . . . . .         12,456         11,680          43,801         34,066
    Depreciation and
      amortization . . . . . . . . .          1,257            603           3,223          1,738
                                           --------       --------        --------       --------
        Operating income (loss). . .       $  3,319           (304)         11,562              1
                                           ========       ========        ========       ========

Total segment revenue. . . . . . . .       $ 60,277         39,225         160,149        101,341
Intersegment revenue
  eliminations . . . . . . . . . . .            (25)           (50)           (467)          (150)
                                           --------       --------        --------       --------
        Total revenue. . . . . . . .       $ 60,252         39,175         159,682        101,191
                                           ========       ========        ========       ========

Total segment operating expenses . .       $ 54,326         36,302         148,267        103,203
Intersegment operating
  expense eliminations . . . . . . .            (25)           (50)           (467)          (150)
                                           --------       --------        --------       --------
        Total operating expenses . .       $ 54,301         36,252         147,800        103,053
                                           ========       ========        ========       ========
        Total operating income (loss)      $  5,951          2,923          11,882         (1,862)
                                           ========       ========        ========       ========

(6)   PRO FORMA FINANCIAL INFORMATION

     The following pro forma consolidated and combined statements of earnings give effect to the acquisition of the common stock of Galbreath, the incorporation of the Company and the initial public offering, including the receipt and application of the net proceeds therefrom to repay long-term indebtedness and related interest, as if these events occurred on January 1, 1997.

     The pro forma adjustments are based upon available information and certain assumptions that management of the Company believes are reasonable.

The pro forma consolidated and combined financial statements are not necessarily indicative of what the actual results of operations would have been for the three and nine month periods ended September 30, 1997 had the Company completed the acquisition of the Galbreath common stock and consummated the incorporation and offering transactions as of the dates indicated nor does it purport to represent the future financial position or results of operations of the Company.

               CONSOLIDATED AND COMBINED STATEMENT OF EARNINGS
                     THREE MONTHS ENDED SEPTEMBER 30, 1997
               -----------------------------------------------
                                 INCORPOR-
                                 ATION      OFFERING
                                 ADJUST-    ADJUST-
                       ACTUAL    MENTS (1)  MENTS    PRO FORMA
                     ---------  ---------- -------------------
Revenue:
 Fee based services. .$ 59,479                          59,479
 Equity in earnings
  from unconsolidated
  ventures . . . . . .     109                             109
  Construction opera-
   tions, net. . . . .     225                             225
  Other income . . . .     439                             439
                      --------    -------- ------     --------
    Total revenue. . .  60,252                          60,252

Expenses:
  Compensation and
   benefits. . . . . .  37,649               --         37,649
  Operating, administra-
   tion and other. . .  14,111                187 (2)   14,298
  Depreciation and
   amortization. . . .   2,541                --         2,541
                      --------    -------- ------     --------
    Total expenses . .  54,301                187       54,488
                      --------    -------- ------     --------
    Operating profits.   5,951               (187)       5,764

Interest expense . . .     283               (148)(3)      135
                      --------    -------- ------     --------
    Earnings before
     income tax
     provision
     (benefit) . . . .   5,668                (39)       5,629

Net provision (benefit)
 for income taxes. . .  (1,942)      4,124    (15)(1)    2,167
                      --------    -------- ------     --------
    Net earnings
     (benefit) . . . .$  7,610      (4,124)   (24)       3,462
                      ========    ======== ======     ========
Earnings (loss)
 per common share. . .                                $   0.21
                                                      ========
Shares used in
 computation of
 earnings (loss)
 per share . . . . . .                              16,200,000
                                                    ==========



FOOTNOTE 6 - CONTINUED
                                         CONSOLIDATED AND COMBINED STATEMENT OF EARNINGS
                                                NINE MONTHS ENDED SEPTEMBER 30, 1997
                              -------------------------------------------------------------------
                                                               INCORPOR-
                                                               ATION       OFFERING
                                                   GALBREATH   ADJUST-     ADJUST-
                                        ACTUAL    MERGER (4)   MENTS (1)   MENTS        PRO FORMA
                                      ----------  ----------  ---------- ----------    ----------
Revenue:
  Fee based services . . . . . . . .    $156,262       8,259                              164,521
  Equity in earnings from unconsolidated
    ventures . . . . . . . . . . . .       1,848          73                                1,921
  Construction operations, net . . .         635        --                                    635
  Other income . . . . . . . . . . .         937         787                                1,724
                                        --------    --------    --------    ------       --------
    Total revenue. . . . . . . . . .     159,682       9,119        --        --          168,801

Expenses:
  Compensation and benefits. . . . .     103,207       5,993                  --          109,200
  Operating, administration and other     38,098       2,363                   563 (2)     41,024
  Depreciation and amortization. . .       6,495         663                  --            7,158
                                        --------    --------    --------    ------       --------
    Total expenses . . . . . . . . .     147,800       9,019                   563        157,382
                                        --------    --------    --------    ------       --------
    Operating profits. . . . . . . .      11,882         100                  (563)        11,419

Interest expense . . . . . . . . . .       3,859       --                   (2,995)(3)        864
                                        --------    --------    --------    ------       --------
    Earnings before provision for
      income taxes . . . . . . . . .       8,023         100                 2,432         10,555

Net provision for income taxes . . .      (1,808)         33       4,902       935 (1)      4,063
                                        --------    --------    --------    ------       --------
    Net earnings . . . . . . . . . .    $  9,831          67      (4,902)    1,497          6,492
                                        ========    ========    ========    ======       ========
Earnings (loss) per common share . .                                                     $   0.40
                                                                                         ========
Shares used in computation of
  earnings (loss) per share. . . . .                                                    16,200,000
                                                                                        ==========






FOOTNOTE 6 - CONTINUED


(1)   The adjustment gives effect to the provision (benefit) for income taxes as though the Company and
Galbreath were taxable entities as of January 1, 1997 at an effective tax rate of 38.5%.

(2)   The adjustment gives effect to the estimated incremental general and administrative costs associated with operations as a public company as if the initial public offering occurred on January 1, 1997.

(3)   The adjustment gives effect to the repayment of the Company's long-term notes payable, including interest thereon, out of the proceeds of the initial public offering as if the initial public offering occurred on January
1, 1997.

(4)   These adjustments give effect to the merger of Galbreath with the Company on April 22, 1997, as adjusted for the tenant representation and investment banking units which were not acquired, as if the merger occurred on
January 1, 1997.



(7)  HISTORICAL EARNINGS PER SHARE

     Earnings per share is calculated based on earnings of $8,318 and the average shares outstanding of 16,200,000 for the period from incorporation, July 22, 1997, through September 30, 1997.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company completed its initial public offering ("Offering") on July 22, 1997, raising net proceeds of $83.1 million. A substantial block of the Company's stock, approximately 44.5%, is owned by employees, of which approximately 20.2% is owned by senior management. The proceeds of the Offering were used primarily to repay the Company's long-term debt and related interest of $63.5 million. At September 30, 1997, the Company had approximately $15.9 million in cash and cash equivalents, an increase of $8.7 million over December 31, 1996, and had no outstanding debt.

     The Company is pursuing a growth strategy which capitalizes on existing client relationships and emerging industry trends. The key components of the growth strategy include expanding client relationships to increase the range of services provided to current clients and develop new client relationships, broadening its international presence and selectively pursuing strategic acquisitions and co-investment opportunities.

     The Company has completed three strategic acquisitions since late 1994 and continues to consider potential acquisition candidates during this time of industry consolidation which have both a strong strategic and cultural fit. Potential candidates will primarily be in the management services segment, for enhanced geographic exposure, and in the international markets to complete the Company's global initiative. Completed acquisitions include Alex. Brown Kleinwort Benson Realty Advisors Corporation, a real estate investment advisor including real estate securities, in November 1994, CIN Property Management, a London based investment advisor, in October 1996, and The Galbreath Company, a property and development management company, in April 1997.

     As a result of the substantial goodwill associated with acquisitions of service companies and the related amortization, the Company believes that EBITDA (earnings before interest, income taxes, depreciation and amortization) is the most appropriate measure of operating performance, cash generation and comparability among real estate service companies. EBITDA, however, should not be considered as an alternative to either (i) net income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

     The Company's EBITDA increased $4.4 million to $8.5 million for the quarter and $16.8 million to $18.4 million for the nine months ended September 30, 1997, in comparison to comparable periods in 1996. Calculated on a pro forma basis, EBITDA was $8.3 million and $18.6 million for the three and nine months ended September 30, 1997.

     The Company intends to accelerate its strategy of co-investing with its investment management clients to take advantage of recovering real estate markets. This strategy is intended to increase the growth of assets under management, generate return on investment and create potential opportunities to provide services related to acquisition, financing, property management, leasing and disposition of such investments. As of September 30, 1997, the Company had a total net investment of $17.3 million in 38 separate property or fund co-investments with additional capital commitments of $7.6 million for future fundings of co-investments.

RESULTS OF OPERATIONS

     Three and Nine Months Ended September 30, 1997 Compared to the Three and Nine Months Ended September 30, 1996

     CONSOLIDATED RESULTS

     The Company's total revenue grew $21.1 million, or 53.8%, to $60.3 million for the three months ended September 30, 1997 and grew $58.5 million, or 57.8%, to $159.7 million for the nine months ended September 30, 1997 from the prior year periods. The increases are attributable to the continued improvement in real estate market conditions which resulted in significant performance fees being generated by the Investment Management segment in the second quarter of 1997 on the disposition of certain assets and a higher level of transactions in the Corporate and Financial Services segment for both periods, as well as to the acquisition of CIN Property Management in October 1996 and the acquisition of Galbreath in April 1997.

     The Company's operating expenses increased $18.0 million, or 49.8%, to $54.3 million for the three months ended September 30, 1997 and increased $44.8 million, or 43.4%, to $147.8 million for the nine months ended September 30, 1997 from the prior year periods. These increases are attributable to the acquisitions of CIN Property Management and The Galbreath Company, increased staffing levels and additional bonus accruals in connection with increased revenue generation. In addition, increased corporate overhead and infrastructure costs of approximately $1.4 million and $3.4 million for the three and nine month periods ended September 30, 1997, have been incurred in excess of the prior year periods as a result of new accounting systems implementation, increased staffing to meet expanded business needs and public company reporting requirements, and firmwide technology services and system enhancements. These costs are allocated to the segments based on a combination of headcount and usage factors.

     The Company continues its migration to a centralized client billing and receivable system. The new system provides management with additional resources to monitor and analyze the client billing cycle and related client accounts. In connection with the system conversion, the Company recognized charges of $1.5 million of non-billable fees and commissions, $.4 million of uncollectible accounts and $.5 million of non-billable expenses during the second quarter of 1997.

     The Company's operating profits increased $3.0 million to $6.0 million for the three months ended September 30, 1997 and increased $13.7 million to $11.9 million for the nine months ended September 30, 1997 compared to the prior year periods.

     Interest expense decreased $1.7 million to $.3 million for the three months ended September 30, 1997 and decreased $.1 million to $3.9 million for the nine months ended September 30, 1997 from the prior year periods. These decreases are substantially a result of the repayment of the Company's long-term debt from the net proceeds of the Offering and the subsequent repayment of outstanding debt under its working capital facility in July 1997, offset by increased borrowings under the long-term facility to fund the CIN Property Management acquisition, technology and infrastructure investments and co-investments.

     The provision for income taxes increased $3.0 million for the three months ended September 30, 1997 and increased $3.5 million for the nine months ended September 30, 1997 compared to the prior year periods as a result of the conversion from partnership to corporate form in July 1997 and resulting provision for income taxes at an effective tax rate of 38.5%.

This increase was offset by the recognition of a $5.0 million tax benefit, in accordance with SFAS No. 109, as a result of the Company recording a deferred tax asset arising from temporary differences between the book and tax basis of its consolidated assets and liabilities at the date of incorporation.

     Net earnings increased $6.7 million to $7.6 million for the three months ended September 30, 1997 and increased $15.3 million to $9.8 million from a loss of $5.5 million for the nine months ended September 30, 1997 from the prior year periods. Earnings per share, based on net earnings from the date of incorporation of $8.3 million, were $.51 for the three and nine months ended September 30, 1997.

     SEGMENT OPERATING RESULTS

     MANAGEMENT SERVICES. The Management Services segment revenues represented 49.0% and 42.2% of the Company's total revenue for the three and nine months ended September 30, 1997, respectively. Segment revenues increased $11.0 million to $29.5 million for the three months ended September 30, 1997 and increased $21.6 million to $67.6 million for the nine months ended September 30, 1997 from the prior year periods. The increases are primarily related to the acquisition of Galbreath in April 1997 with approximately 71.3 million square feet under management. To a lesser extent, segment revenues increased for the nine months ended September 30, 1997 over the prior year period as a result of approximately $6.1 million additional square feet under management, excluding the Galbreath portfolio. These increases for the nine months ended September 30, 1997 were offset, in part, by the one time charge for non-billable property management and leasing fees of $1.3 million taken in the second quarter of 1997 in conjunction with the implementation of a centralized client billing and receivable system as discussed above.

     Operating expenses increased $13.9 million to $29.6 million for the three months ended September 30,1997 and $26.4 million to $70.2 million for the nine months ended September 30, 1997 from the prior year periods. The increases are primarily attributable to the acquisition of Galbreath common stock, including personnel costs, amortization of intangibles resulting from the acquisitions and transition and integration costs. In addition, employment levels have increased for the nine months ended September 30, 1997 from the prior year period to support additional square feet under management, new business and technology initiatives and to enhance resources for future assignments, resulting in increased personnel and travel expenses. Corporate infrastructure costs of approximately $.7 million for the three months ended September 30, 1997 and $1.7 million for the nine months ended September 30, 1997 were also incurred in excess of the prior year periods as a result of increased staffing and technology enhancements discussed under Consolidated Results. Year to date expenses were further impacted by one time charges of $.5 million taken in the second quarter of 1997 related to the implementation of the centralized client billing and receivable system.

     The Management Services segment's operating results decreased $2.9 million to a loss of $.1 million for the three months ended September 30, 1997 and decreased $4.8 million to a loss of $2.7 million for the nine months ended September 30, 1997 from the prior year periods.

     CORPORATE AND FINANCIAL SERVICES. The Corporate and Financial Services segment revenues represented 22.8% and 21.2% of the Company's total revenue for the three and nine months ended September 30, 1997. Segment revenues increased $5.0 million to $13.7 million for the three months ended September 30, 1997 and increased $14.5 million to $34.0 million for the nine months ended September 30, 1997 from the prior year periods. The increase is attributable to an increased level of transactions in each of the tenant representation and investment banking units.

     Operating expenses for the Corporate and Financial Services segment increased $2.7 million to $11.0 million for the three months ended September 30, 1997 and increased $7.5 million to $31.0 million for the nine months ended September 30, 1997 from the prior year periods. These increases in operating expenses primarily represent an increased accrual for anticipated year end bonuses for the tenant representation and investment banking units, which is consistent with increased levels of revenue generated, and increased staffing levels in the Company's tenant representation unit. Increased corporate infrastructure costs of approximately $.3 million for the three months ended September 30, 1997 and $.7 million for the nine months ended September 30, 1997 were also incurred as a result of increased staffing and technology enhancements discussed under Consolidated Results. During the second quarter of 1997, the segment took a $.4 million charge associated with the implementation of a centralized client billing and receivable system, as discussed earlier.

     The Corporate and Financial Services segment's operating income increased $2.3 million to $2.7 million for the three months ended September 30, 1997 and increased $7.0 million to $3.0 million for the nine months ended September 30, 1997 from the prior year periods.

     INVESTMENT MANAGEMENT. The Investment Management segment revenues represented 28.2% and 36.6% of the Company's total revenue for the three and nine months ended September 30, 1997. Segment revenues increased $5.1 million to $17.0 million for the three months ended September 30, 1997 and increased $22.8 million to $58.6 million for the nine months ended September 30, 1997 from the prior year periods. The increases are primarily attributable to the acquisition of CIN Property Management in October 1996 and, to a lesser extent, to increased acquisition activity over the prior year periods. Additionally, performance fees generated on the disposition of certain assets under management totaling $1.2 million and $9.7 million were recognized in the third and second quarters of 1997, respectively.

     Operating expenses increased $1.4 million to $13.7 million for the three months ended September 30, 1997 and increased $11.2 million to $47.0 million for the nine months ended September 30, 1997 from the prior year periods. These increases are primarily attributable to the additional compensation, other direct operating expenses and amortization of the intangibles resulting from the acquisition of CIN Property Management for the three and nine months ended September 30, 1997. Increased corporate infrastructure costs of approximately $.4 million for the three months ended September 30, 1997 and $1.0 million for the nine months ended September 30, 1997 were also incurred as a result of increased staffing and technology enhancements discussed under Consolidated Results. Operating expenses for the nine months ended September 30, 1997 were additionally impacted by an increased accrual for anticipated year end bonuses recognized in the second quarter of 1997 consistent with the increased levels of revenue generated compared with the prior year period. These increases in operating expenses have been offset by reduced staffing levels and related personnel, travel and occupancy costs and lower relocation expenses compared to the three and nine month periods in 1996.

     The Investment Management segment's operating income increased $3.6 million to $3.3 million for the three months ended September 30, 1997 and increased $11.6 million from break even for the nine months ended September 30, 1997 from the prior year periods.

     PRO FORMA RESULTS

     The Company experienced a significant amount of change in 1997. It acquired The Galbreath Company in April 1997, converted from partnership to corporate form in July 1997 and completed its initial public offering, the proceeds of which were partly used to repay long-term debt and related interest, also in July 1997. Pro forma results give effect to these transactions as if they occurred on January 1, 1997 and provide for future comparability.

     On a pro forma basis, the Company's total revenue for the three months ended September 30, 1997 was $60.3 million compared to actual results for the same period of $60.3 million. Pro forma total revenue for the nine months ended September 30, 1997 was $168.8 million compared to actual results for the same period of $159.7 million. Pro forma total revenue of Galbreath includes fees generated primarily from management services activities, such as property management and leasing, facility management and development management assignments, consistent with the Company's Management Services segment.

     Pro forma operating profits for the three months ended September 30, 1997 were $5.8 million compared to actual results for the same period of $6.0 million. Pro forma operating profits for the nine months ended September 30, 1997 were $11.4 million compared to actual results for the same period of $11.9 million. These decreases in operating profits on a pro forma basis, are a result of pro forma operating losses for Galbreath for the period through the acquisition date and incremental expenses associated with public ownership for the three and nine months ended September 30, 1997.

     Pro forma net earnings for the three months ended September 30, 1997 were $3.5 million compared to actual net earnings for the same period of $7.6 million. Pro forma net earnings for the nine months ended September 30, 1997 were $6.5 million compared to actual net earnings for the same period of $9.8 million. The pro forma net earnings reflect the decrease in net operating profits discussed above, the decrease in interest expense as a result of the repayment of the Company's long-term debt out of the proceeds of the initial public offering and the effect of income taxes as though the Company and Galbreath were taxable entities for the entire period. The tax benefit recognized at the time of incorporation, in accordance with the provisions of SFAS No. 109, is not recognized on a pro forma basis, as the temporary difference identified between book and tax basis resulting in the deferred tax asset, arose out of the mid-year incorporation and did not exist at January 1, 1997.

     Pro forma earnings per share were $.21 and $.40 for the three and nine month periods ended September 30, 1997 based on 16,200,000 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows provided by operations totaled $17.1 million for the nine months ended September 30, 1997 compared to cash flows used in operations of $1.1 million for the prior year period. The $18.2 million increase is primarily attributable to the stronger earnings experienced in the nine months ended September 30, 1997 as discussed in the Results of Operations above, in addition to the collection of net working capital related to the construction operations which were sold on December 31, 1996.

     The Company continues to pursue co-investment opportunities with its investment management clients for which the holding period typically ranges from three to seven years. Such co-investments are typically represented by non-controlling general partner and limited partner interests. The equity earnings from these co-investments have had a relatively small impact on the Company's current earnings and cash flow. However, the Company's increased participation as a principal in real estate investments could increase fluctuations in the Company's net earnings and cash flow as a result of the timing and magnitude of the gains or losses and potential incentive participation fees, if any, to be recognized on the disposition of the assets. In certain of these investments, the Company will not have complete discretion over the timing of the disposition of such investments.

     Net cash used in investing activities was $5.3 million for the nine months ended September 30, 1997 compared to $13.9 million for the prior year period. The decrease in net cash used in investing activities is primarily attributable to the installation of furniture and fixtures at the Company's new corporate headquarters in early 1996. The Company continues to expand its commitment to technology enhancements and capabilities as a means toward improving productivity and its competitive advantage in the market. Investments made in real estate ventures for the nine months ended September 30, 1997, which totaled $9.0 million, were $3.9 million higher than those made in the prior year period. In addition, the Company had committed $7.6 million of capital for future fundings of co-investments as of September 30, 1997. The increased investment over the prior year period was offset by increased cash flows related to dispositions of coinvestments of $5.4 million in 1997.

     Historically, the Company has financed its operations, acquisitions and co-investments with internally generated funds, partnership equity and borrowings under revolving credit facilities. In September 1996, the Company replaced its $30 million revolving line of credit with a $70 million credit agreement terminating on September 6, 1999. The agreement, as amended, consists of a working capital facility and a long-term facility totaling $30 million and $40 million, respectively. The agreement is secured by certain of the Company's receivables. The agreement requires that the Company maintain a certain level of net worth and meet earnings before interest, taxes, depreciation and amortization targets. The Company is further prohibited, without the lenders' approval, from making additional investments above specified limits, incurring certain indebtedness, guaranteeing certain obligations or disposing of a significant portion of its assets. The facilities bear variable rates of interest based on market rates. The Company is in the process of negotiating a new facility through its existing and new lenders. There can be no assurance as to the terms and conditions of such new facility.

     The working capital facility is a revolving line of credit which must be paid down annually for a 30-consecutive-day period and is restricted as to use for general business purposes. The long-term facility is limited in use to investments in real estate ventures, business acquisitions and certain capital expenditures, subject to lender approval. Principal payments on borrowings under the long-term facility are payable annually on June 15 for amounts outstanding as of March 31 based on a defined amortization schedule. Principal payments made on June 15 of each year increase the available balance on the facility from which to borrow. The Company had no outstanding debt at September 30, 1997.

     Prior to the Offering, the Company also had outstanding $37.2 million in subordinated debt owned to DSA in the form of $6.2 million in Class A Notes and $31 million in Class B Notes (the "Dai-ichi Notes"), each bearing interest at 10% payable annually on December 31st. Principal payments on the Class B Notes were due in ten equal payments of $3.1 million on June 30th of each year beginning in 1999. The Dai-ichi Notes, which were prepayable without penalty, were repaid from the proceeds of the offering.

     Net cash used in financing activities was $2.9 million for the nine months ended September 30, 1997 compared to net cash provided of $11.6 million for the prior year period. The change is primarily attributable to the net proceeds from the Offering of $83.1 million of which $63.5 million was used to repay long-term debt and related interest and $14.5 million was used to repay short-term indebtedness. Increased cash flow provided by operations resulted in an additional decrease in borrowing needs, both long-term and short-term, of $16.5 million. Distributions to partners increased by $3.0 million in 1997 compared to 1996. Consistent with prior practice, the Company made distributions to its partners to cover the partners' estimated tax payment obligations, in accordance with the Partnership agreements. The increase in distributions is a result of increased earnings for the period January 1, 1997 through July 21, 1997 over the prior year period.

     Subsequent to September 30, 1997, the Company advanced $17.5 million to an unconsolidated affiliate as interim bridge financing on a co-investment opportunity. The loan is anticipated to be repaid in the fourth quarter. The Company plans to increase its long-term debt periodically in order to continue to pursue international expansion, strategic acquisitions and co-investments. The Company believes, based on its current operating plans, that cash generated from operations and available borrowings, together with cash currently on hand, will be sufficient to meet its capital and liquidity requirements for at least the next two years.

DISPOSITION

     On December 31, 1996, the Company completed the sale of its construction management business to a former member of the Company's management. This business, which specialized in the interior build-out of office and retail space for tenants in the Chicago and Los Angeles markets, had 1996 revenue, which is shown net of related expenses on the Company's combined statements of earnings, of $1.3 million. The business was sold in exchange for a note of $9.1 million. The note, which is secured by the current and future assets of the business, is due December 31, 2006. For financial reporting purposes, the Company has not treated the transaction as a divestiture. Principal and interest to be received under the note will be recognized as income as they are received, with a reserve established, if necessary, for any anticipated financial exposure under the terms of the asset purchase agreement.

SEASONALITY

     Historically, the Company's revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. This seasonality is due to a calendar year-end focus on the completion of transactions, which is consistent with the real estate industry generally. In addition, an increasing percentage of the Company's management contracts contain clauses providing for fees to be received if the Company achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter or when an asset is sold. In contrast, the Company's non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. Therefore, the Company typically sustains a loss in the first quarter of each calendar year, reports a small profit or loss in the second and third quarters and records a substantial majority of the Company's earnings in the fourth calendar quarter. Results for the nine months ended September 30, 1997 were unusually strong compared to the prior year period as a result of performance fees recognized by the Investment Management segment in the second quarter on the disposition of certain assets under management as well as a higher level of transactions completed by the tenant representation and investment banking units as compared to the prior year.

INFLATION

     The Company's operations are directly affected by various national and local economic conditions, including interest rates, the availability of credit to finance real estate transactions and the impact of tax laws. To date, the Company does not believe that general inflation has had a material impact on its operations, as revenue, commissions and other variable costs related to revenue are primarily impacted by real estate supply and demand rather than general inflation.

OTHER MATTERS

     The Company has evaluated the effects of the recent accounting pronouncement, SFAS No. 128 "Earnings Per Share" which will be effective for fiscal years ending after December 15, 1997. Based on this evaluation, the pro forma effects are not material to the Company's presentation of consolidated financial position, liquidity or results of operations.

PART II.  OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     On July 16, 1997, the Registrant's Registration Statement on Form S-1 (333-25741) relating to 4,600,000 shares of the Registrant's common stock, $.01 par value per share ("Common Stock"), including 600,000 shares of Common Stock subject to an over-allotment option granted to the underwriters by a shareholder of the Registrant, was declared effective by the Securities and Exchange Commission. The offering of 4,600,000 shares of Common Stock at $23.00 per share (including the 600,000 shares subject to the over-allotment option granted by a shareholder of the Registrant) was completed on July 22, 1997. The gross price of the Common Stock offered and sold was $92.0 million for the account of the Registrant and $13.8 million for the account of the selling shareholder. The Registrant did not receive any proceeds from the sale of the shares subject to the over-allotment option. The managing underwriters for the offering were Morgan Stanley & Co. Incorporated, William Blair & Company and Montgomery Securities. Total underwriting discounts and commissions paid were $6.4 million by the Registrant and $1.0 by the selling shareholder. The Registrant incurred other costs and expenses in connection with the offering of approximately $2.5 million. No expense payments were made, directly or indirectly, to directors or officers of the Registrant or their associates, persons owning ten percent or more of the Common Stock or affiliates of the Registrant, except with respect to the registration fee and related expenses in connection with the sale of the shares subject to the over-allotment option. The net proceeds of the offering to the Registrant were $83.1 million. At the closing of the offering, $63.5 million of the net proceeds were used to repay in full the Registrant's outstanding long-term notes payable, including interest thereon. Subsequently, the Registrant used $14.5 million to repay amounts outstanding on its working capital line of credit. In addition, approximately $5.1 million of the net proceeds were used for direct co-investment in real estate. Except with respect to the repayment of the Dai-ichi Notes (the holder of which is the owner of greater than ten percent of the outstanding Common Stock) described in Part I, Item 2, no proceeds were paid, directly or indirectly, to directors or officers of the Registrant, persons owning ten percent or more of the Common Stock or affiliates of the Registrant.


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


USE OF PROCEEDS:

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

     (b) One report on Form 8-K, dated September 16, 1997 and reporting the election of Mr. John R. Walter as a Class II Director, was filed during the quarter ended September 30, 1997.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          LASALLE PARTNERS INCORPORATED


Dated:  November 12, 1997 BY:  /S/ WILLIAM E. SULLIVAN
                               ------------------------------
                               William E. Sullivan
                               Executive Vice President and
                               Chief Financial Officer
                               (Authorized Officer,
                               Principal Financial Officer and
                               Principal Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                    Description
-------                   -----------

27.1                      Financial Data Schedule.