Form 10-K
period 1997-12-31
LASALLE PARTNERS INC
filed 1998-03-27
CIK 1037976

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934

For the fiscal year
ended December 31, 1997                 Commission File Number 1-13145


                       LASALLE PARTNERS INCORPORATED
          (Exact name of registrant as specified in its charter)


        Maryland                            36-4150422
(State of organization)           (I.R.S. Employer Identification No.)


 200 East Randolph Drive, Chicago, IL           60601
(Address of principal executive office)       (Zip Code)


Registrant's telephone number, including area code  312/782-5800

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
    Title of each class                        which registered
    -------------------                 ------------------------------


Common Stock ($.01 par value)           New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                   None



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [   ]

As of February 27, 1998, there were outstanding 16,200,000 shares of the Registrant's Common Stock. The aggregate market value of the Registrant's Common Stock held for non-affiliates on February 27, 1998 was approximately $199,889,000 based on the closing price of $35.875 per share. The aggregate market value of all of the Registrant's 16,200,000 shares of Common Stock outstanding on such date was approximately $581,175,000

Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on May 21, 1998 are incorporated by reference in
Part III of this report.

                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .   14

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .   14

Item 4.      Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .   15


PART II

Item 5.      Market for the Registrant's Common Equity
             and Related Stockholder Matters . . . . . . . .   15

Item 6.      Selected Financial Data . . . . . . . . . . . .   16

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .   20

Item 7A.     Quantitative and Qualitative Disclosures
             About Market Risk . . . . . . . . . . . . . . .   28

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   29

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . .   63


PART III

Item 10.     Directors and Executive Officers
             of the Registrant . . . . . . . . . . . . . . .   63

Item 11.     Executive Compensation. . . . . . . . . . . . .   63

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   63

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   63


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   64


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS . . . . . .   65


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   67

                                  PART I

ITEM 1.  BUSINESS

     COMPANY OVERVIEW

     LaSalle Partners Incorporated (together with its predecessors and subsidiaries), (the "Company"), founded in 1968, is a leading full-service real estate firm that provides management services, corporate and financial services and investment management services to corporations and other real estate owners and investors worldwide. The Company has grown by expanding both its client base and its range of services and products in anticipation of client needs. Primarily providing investment banking, investment management and land services in its early years of existence, the Company expanded to offer development management services beginning in 1975, property management and leasing and tenant representation services beginning in 1978. In addition, the Company was a pioneer in the facility management services business, first offered by the Company in 1990. By offering a broad range of real estate products and services, and through its extensive knowledge of domestic and international real estate markets, the Company is able to serve as a single source provider of solutions for its clients' full range of real estate needs.

     ORGANIZATION

     Prior to its incorporation in Maryland on April 15, 1997 and its initial public offering (the "Offering") of 4,000,000 shares of LaSalle Partners Incorporated common stock on July 22, 1997, the Company transacted business as LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (collectively, the "Predecessor Partnerships"). Immediately prior to the Offering, the general and limited partners of the Predecessor Partnerships contributed all of their partnership interests in the Predecessor Partnerships to the Company for an aggregate of 12,200,000 shares of common stock. The Company subsequently caused the Predecessor Partnerships to contribute, among other things, substantially all of their assets and liabilities to one of four wholly owned subsidiaries, LaSalle Partners Management Services, Inc., LaSalle Partners Corporate & Financial Services, Inc., LaSalle Advisors Capital Management, Inc., or LaSalle Partners Co-Investment, Inc., also incorporated in April 1997. LaSalle Partners International, Inc., an existing subsidiary of the Predecessor Partnerships, continues to conduct the Company's international operations.

     In April 1997, the Company acquired all of the common stock of the Galbreath Company, a property, facility and development management company.

The Company's principal objectives for the merger were to expand the Company's geographic presence, add additional client relationships and provide for economic synergies with the Management Services segment. In addition, the Company acquired the project management business of Satulah Group Inc., a project management and facilities conversion company, in January 1998. The Company's objective was to enhance its current project management services and to support its long-term growth strategy of expanding service capabilities.

     BUSINESS SEGMENTS

     To meet the diverse needs of its clients, the Company provides its full range of real estate services through three principal business segments: Management Services, Corporate and Financial Services and Investment Management. For financial information and a discussion of the operating performance of each segment refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the audited financial statements provided elsewhere herein.

     MANAGEMENT SERVICES

     The Company's Management Services segment develops and implements property level strategies to increase investment value for real estate owners and optimize occupancy costs for corporate owners and users of real estate. The Management Services segment provides four primary service capabilities: (i) property management and leasing for property owners ("Property Management and Leasing Services"); (ii) facility management for properties occupied by corporate owners and users ("Facility Management Services"); (iii) development management for both investors and real estate users seeking to develop new buildings or renovate existing facilities ("Development Management Services"); and (iv) project management providing strategic occupancy planning, tenant improvement project management and relocation management to the Company's clients ("Project Management Services"). As of December 31, 1997, the Management Services group had property management, leasing or facility management responsibility for approximately 202.7 million square feet of commercial space. Based on the 1997 CPN Survey, the Company is the third largest property manager in the U.S.

     PROPERTY MANAGEMENT AND LEASING SERVICES. Active since 1978, the Company's Property Management and Leasing Services unit operates, markets and leases commercial real estate. The Company's goal, as a pioneer in the development of value-creating property management services, is to enhance its clients' property values through aggressive day-to-day management focused on maintaining high levels of occupancy and tenant satisfaction, while lowering the operating costs of such properties. During 1997, the Company provided on-site Property Management and Leasing Services for over 300 office, retail, mixed-use and industrial properties, in the U.S. and completed approximately 1,250 lease transactions totaling approximately
14.0 million square feet.

     The Company's Property Management and Leasing Services are typically provided by an on-site general manager and staff supported through extensive regional supervisory teams as well as central resources in areas such as training, technical and environmental services, accounting, marketing and human resources. Property general managers assume full responsibility for property management and leasing activities, client satisfaction and financial results and are compensated, not by fees or commissions, but through a combination of base salary and performance bonus that is directly linked to results produced for clients.

     The Company typically receives fees based on the value of the lease revenue commitment for leases consummated while it serves as exclusive property leasing agent. Increasingly, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue, occupancy objectives or tenant satisfaction levels. As is customary in the industry, management contract terms typically range from one to three years, but are cancelable at any time upon a short notice period, usually 30 to 60 days. However, on a portfolio basis, the Company's average length per management assignment as of December 31, 1997 is approximately four years.

     Consolidation among property management and leasing companies, in combination with improving leasing markets, provides significant opportunities for the Company. Since the fee arrangements for most of the Company's Property Management and Leasing Services assignments are largely dependent on property revenues, the Company has benefitted from the national recovery in commercial real estate markets which has been characterized by rising average commercial rental and occupancy rates during the 1993-1997 time period. The Company intends to expand its Property Management and Leasing Services unit through a combination of targeted marketing initiatives and acquisitions. Based on its industry experience, the Company believes that its established infrastructure and its reputation for high quality service make the Company an attractive potential acquirer to many smaller local, regional and national property management firms. The marketing efforts of the Property Management and Leasing Services unit are directed toward pursuing new third-party management assignments, expanding the Company's relationships with existing clients and capitalizing on new business opportunities that may arise from the Investment Management group's initiatives, such as implementation of its co-investment strategy.

     FACILITY MANAGEMENT SERVICES. The Company was a pioneer in the facility management services business and currently is one of the largest providers of facility management services in the United States. The Company's Facility Management Services unit provides comprehensive portfolio and property management services to corporations and institutions that outsource their real estate management functions. The properties under management range from corporate headquarters to industrial complexes. The Company's target clients typically have large portfolios (usually over one million square feet) with significant opportunities to reduce costs and improve service delivery. Performance measures are generally developed to quantify progress made toward the goals and objectives that are set mutually with clients. At December 31, 1997, the Company has approximately
98.9 million square feet under management.

     The Company's Facility Management Services unit also serves as an important "port of entry" for the Company's other business units. Depending on client needs, the Facility Management Services unit, either alone or through the Company's other business units, provides services such as portfolio planning, property management, leasing, tenant representation, acquisition, finance, disposition, project management, development management and land advisory services. Facility Management Services relationships generated revenue of approximately $15.9 million in 1997 for the Company's other business units.

     The Facility Management Services unit is compensated on the basis of negotiated fees, which are typically structured to include a base fee and a performance bonus. The performance bonus compensation is based on a quantitative evaluation of progress toward performance measures and regularly scheduled client satisfaction surveys. Facility Management Services agreements are typically three to five years in duration.

     The Company believes that the global corporate trend of outsourcing non-core business functions represents an important long-term business opportunity for LaSalle Partners. The Company believes that its broad-based service capabilities will become an increasingly valuable competitive advantage in pursuing Facility Management Services assignments. The Company believes that its demonstrated experience, cost-cutting successes and client satisfaction also provide it with an important competitive advantage. In order to efficiently provide all services required to manage and operate large facility portfolios, the Company forms partnerships with major building services and architecture firms. The Facility Management Services-unit is also actively pursuing with new business opportunities for universities, health care institutions, government agencies and other potential clients.

     DEVELOPMENT MANAGEMENT SERVICES. Active since 1975, the Company's Development Management Services unit manages all aspects of the development, redevelopment and renovation of commercial projects, principally on a fee basis. The Company prepares projections, budgets, schedules and cash flows for its clients, which are generally corporations with significant office space needs, in addition to undertaking entitlement, zoning and a variety of other development-related responsibilities. The Development Management Services unit frequently manages development initiatives for clients of the Company's Facility Management Services, Tenant Representation Services and Land Services units, as well as for clients of the Company's Investment Management group which are pursuing development-related investment strategies.

     The Company has extensive experience in ground-up development in the office, retail and institutional sectors. As of December 31, 1997, the Development Management Services unit was managing the development of 22 projects totaling approximately 4.9 million square feet nationally.

     The Development Management Services unit generates development and advisory fees. Fees are typically fixed and are negotiated based upon the cost of the developments or improvements. Assignments are typically multi-year in nature.

     PROJECT MANAGEMENT SERVICES. Active since 1988, the Company's Project Management Services unit provides facility build-out and conversion management, move management and strategic occupancy planning services to tenants of leased space, owners in self-occupied buildings and owners of real estate investments. The Project Management Services unit frequently manages the relocation and build-out initiatives for clients of the Company's Property Management and Leasing Services, Facility Management Services and Tenant Representation Services units.

     With the acquisition of the project management business of Satulah Group Inc. in January 1998, the Company is one of the largest providers of project management services nationally, with 131 professionals in 14 U.S. markets. During 1997, the Company provided services on approximately 744 different projects for 22 clients. The Company intends to grow its Project Management Services business via expansion into additional U.S. markets.

     The Project Management Services unit is typically compensated on the basis of negotiated fees. Contracts are typically multi-year in nature for national clients with individual projects being completed in less than one year.

     CORPORATE AND FINANCIAL SERVICES

     The Company's Corporate and Financial Services group provides transaction and advisory services through three primary service capabilities: (i) tenant representation for corporations and professional service firms ("Tenant Representation Services"); (ii) investment banking services to address the financing, acquisition and disposition needs of real estate owners ("Investment Banking Services"); and (iii) land acquisition and development services for owners, users and developers of land ("Land Services").

     TENANT REPRESENTATION SERVICES. First offered in 1978, the Company's Tenant Representation Services unit assists clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions and negotiating lease and ownership terms with third parties.

     The Company seeks to lower its clients' real estate costs, minimize real estate occupancy risks, improve clients' flexibility and occupancy control and create more productive office environments. The Company uses a multi-disciplined approach to develop occupancy strategies that are linked to its clients' core business objectives. In 1997, the Tenant Representation Services unit completed over 300 transactions for a total of approximately 8.1 million square feet.

     The domestic tenant representation industry includes a large number of service providers offering a wide range of service quality and capabilities. The Tenant Representation Services unit directs its marketing efforts toward developing "strategic alliances" with clients whose real estate requirements include on-going assistance in meeting their real estate needs and also toward clients who have the need to consider multiple real estate options and to execute complex strategies.

     In many cases, the Company develops a strategic alliance with clients to deliver fully integrated real estate services, including comprehensive on-going strategic planning and transaction execution services across multiple office locations via the assignment of dedicated client teams. The Company views its strategic alliances as a competitive advantage since these long-term relationships lower business development costs for the Company and create recurring revenue sources. In 1997, approximately 81% of the Tenant Representation Services unit revenue was derived from strategic alliances. Through these relationships, the Company gains a better understanding of its clients' portfolio and occupancy requirements since the same professionals service the client's needs nationwide. The Company believes that these relationships enable it to deliver more consistent services and better results than single-transaction, commissioned brokerage service providers.

     In addition to its strategic alliances, the Company also represents clients in large, complex transaction assignments that typically involve relocations of headquarters facilities or major consolidations of offices. In such assignments, the Company draws on other capabilities of the firm to enable clients to consider development of new facilities, weigh the benefits of purchase or lease decisions and evaluate long-term financing options.

     The Company distinguishes its tenant representation services from those of its competitors in several ways. The Company's Tenant Representation Services professionals are recruited on the basis of strong educational credentials and broad business experience, with approximately 90% holding Master of Business Administration or other advanced degrees. In addition, in contrast to the Company's major national brokerage competitors, the Company's Tenant Representation Services professionals do not earn commissions, but are compensated by means of a base salary and performance bonus that is determined by their contribution to achieving predetermined client performance objectives.

     The Company is generally compensated for Tenant Representation Services on a negotiated fee basis. Although fees are generated by lease commissions, they are often also determined by performance related to targets set by the Company and the client prior to the Company's engagement and, in the case of strategic alliances, at annual intervals thereafter. Quantitative and qualitative measurements assess progress relative to these goals, and the Company is compensated accordingly, with incentive fees often awarded for superior performance.

     INVESTMENT BANKING SERVICES. Active since 1968, the Company's Investment Banking Services unit is engaged in real estate finance, portfolio advisory activities, corporate finance and institutional property sales. In 1997, the Company completed institutional property sales, debt financings, equity financings and portfolio advisory activities on assets and portfolios valued at approximately $5.4 billion.

     The Company believes that its Investment Banking Services unit has a number of competitive strengths, including its broad accumulated base of real estate investment banking knowledge and an ability to draw on the Company's access to global capital sources. The Company's Management Services group and Investment Management group are valuable resources for the Investment Banking Services unit in providing local market and property information and capital markets expertise.

     The Investment Banking Services unit is integral to the business development efforts of the Company's other business units by researching, developing and introducing innovative new financial products and strategies; including the development of the Company's hotel investment capability, which is currently performed within the Company's Investment Management group.

     The Company is typically compensated for Investment Banking Services on the basis of the value of transactions completed or securities placed, but in certain circumstances the Company receives retainer fees for strategic advisory services.

     LAND SERVICES. The Company has been active in the evaluation, acquisition and disposition of land assets since 1970. The Company's Land Services professionals offer clients expertise and broad experience in a range of land-related competencies, including land planning and urban design, governmental approvals, market and financial analysis and valuations. The Land Services unit completed 56 transactions in 1997 in United States markets and advised on assignments in several international markets. The Company's Land Services unit benefits from LaSalle Partners' strong relationships with its clients, with approximately 43% of Land Services unit transactions in 1997 involving clients serviced by other business units of the Company.

     The Land Services unit acquires and sells urban and suburban development projects and sites for future development, undertakes complex land assemblages and site searches and provides advisory services for owners of land and land-development projects. The Company's Land Services unit also originates and executes land-related investment programs in development properties and portfolios of land assets for the clients of the Company's Investment Management group. In addition, the Company developed expertise in the sale of portfolios of land and land-related assets. The Company's Land Services professionals also have advised public institutions on land-related assignments, including the conversion of military base facilities, master planning of peripheral airport land and the evaluation and disposition of land related to major transit systems.

     INVESTMENT MANAGEMENT

     The Company's Investment Management group provides real estate investment management services to institutional investors, corporations and high net-worth individuals. The Company serves its clients through a broad range of real estate money management products and services in the public and private capital markets to meet various strategic, risk/return and liquidity requirements, with a wide variety of equity and debt products. This business is organized along two functional lines, private equity and debt investments and public equity and debt investments. The Company offers its clients a range of investment alternatives, including private direct (i.e., single asset acquisitions) and fund (i.e., portfolios of assets) investments in many real estate property types (e.g., office, retail, hotel, industrial, residential, land and parking) and public investments, primarily in REITs and other public real estate equities. The Company believes that the success of the Investment Management group is built on the foundation of fully integrated research, innovative investment strategies and a strong client focus. The Investment Management group's strategy is focused on three fundamentals: (i) developing and executing tailored investment strategies to meet a variety of client objectives; (ii) providing superior performance for its clients; and (iii) delivering a high level of service.

     As of December 31, 1997, the Company managed approximately $14.7 billion of real estate assets, making it the third largest manager of institutional equity capital invested in domestic real estate assets and securities. Approximately $3.6 billion of this total represents public real estate securities currently managed by the Company's ABKB/LaSalle Securities unit ("ABKB/LaSalle Securities"), a leading domestic institutional real estate securities manager.

     The investment and capital origination activities of the Company's Investment Management group are becoming increasingly international. As of December 31, 1997, 22% of the Company's assets under management were invested outside of the U.S. Additionally, approximately 40% of equity capital under management by the Company at December 31, 1997 originated from international investors. The Company expects its international Investment Management group to continue to increase as a proportion of total capital raised and invested. Investment Management group activities generate significant additional business for other parts of the Company's operations, particularly in the areas of Property Management and Leasing Services and Investment Banking Services.

     The Company maintains an extensive real estate research department which, with a staff of 12 professionals, monitors real estate and capital market conditions, both domestically and in several international markets, to enhance investment decisions and identify future opportunities. In addition to drawing on public sources for information, the research department utilizes the extensive local presence of the Company's professionals throughout the U.S. to gain proprietary insight into local market conditions.

     PRIVATE EQUITY AND DEBT INVESTMENTS. The Company introduced its first institutional investment fund in 1979 and currently has a series of commingled investment funds including three new domestic funds and the new French fund offered in 1997. The Company also has single client account relationships ("separate accounts") with domestic and international investors for whom the Company manages private real estate investments. On behalf of its Investment Management clients, the Company acquires, manages, leases, finances and divests real estate investments across a broad range of real estate property types.

     To take advantage of the trend toward globalization of real estate capital sources, the Company strengthened and extended its international investment activities with the acquisition in October 1996, of CIN Property Management (now renamed CIN LaSalle Investment). CIN LaSalle Investment Management, rated the largest manager of pension fund real estate equity investments in the United Kingdom by Pensions World, has expanded the Company's investment activities and capital raising in the United Kingdom and continental Europe. The Company also initiated opportunistic investment programs in France in 1996, acquiring for clients one of the first distressed French real estate loan portfolios sold by financial institutions, and again in 1997, creating a real estate investment fund to acquire Paris office buildings. The Company currently has approximately 300 assets under investment or property management agreements in the United Kingdom and France, with a total value of approximately $3.2 billion at December 31, 1997. The Company continues to explore additional international markets for its Investment Management clients. The Company intends to leverage its organizational strength through selective acquisitions and the use of the Company's international offices to take advantage of the accelerating interest in international investment, to expand investment activity to new countries and to strengthen its position as a leading intermediary for international real estate capital flows.

     The trend among investors is to favor advisors that co-invest in newly formed investment vehicles in order to better align the interests of the investor and the advisor. The Company believes that co-investment will become increasingly important in order for the Company to retain and expand its competitive position. The Company also believes that its co-investment strategy will greatly strengthen its ability to raise capital for new investment funds over which the Company exercises discretionary investment authority. The Company has continued to expand its co-investment activities. By increasing assets under management, the Company also gains the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such assets.

     Investment Management group operations are conducted with teams of professionals dedicated to achieving client objectives. All investment decisions for private market investments must be approved by the Company's five-member investment committee. The investment committee approval process is utilized for both the Company's discretionary investment funds and for all of its separate account clients.

     The Company is generally compensated for investment management services for private equity and debt investments based on initial capital invested, with additional fees tied to investment performance above benchmark levels. The term of the Company's advisory agreements varies by the form of investment vehicle involved and the type of service provided. The Company's investment funds have various lifespans, typically ranging between five and ten years, with extension provisions based on a vote of investors. Separate account advisory agreements generally have three year terms with "at will" termination provisions.

     PUBLIC EQUITY AND DEBT INVESTMENTS. The Company conducts its securities investment business through ABKB/LaSalle Securities, which was formed by the Company in 1994 in connection with the acquisition of ABKB's real estate advisory business. The Company offers its clients the ability to invest in either separate account or fund investment vehicles focused on public real estate equity and debt securities. The Company principally invests its clients' capital in domestic REIT equities but is also active in private placement investments in publicly traded real estate companies and selected investments in private real estate companies seeking capital to ultimately gain access to the public markets.

     As of December 31, 1997, ABKB/LaSalle Securities had $3.6 billion of assets under management. The Company is typically compensated by its securities investment clients on the basis of the market value of assets under management with increasing use of incentive fees tied to performance of investments above benchmark levels.

COMPETITIVE ADVANTAGES

     The Company believes that it has several competitive advantages which have established it as a leader in the real estate services and investment management industries. These advantages include the Company's:

     RELATIONSHIP ORIENTATION. The Company's client-driven focus enables the Company to develop long-term relationships with owners and users of real estate. By developing such relationships, the Company generates repeat business and creates recurring revenue sources; nearly 90% of the Company's 1997 revenue was derived from clients for which the Company provided services in prior years. The Company's relationship orientation is supported by an employee compensation system which it believes is unique in the real estate industry. The Company compensates its professionals with a salary, bonus and stock ownership plan which is designed to reward client relationship building, teamwork and quality performance, rather than on a commission basis which is typical in the industry.

     FULL RANGE OF SERVICES. By offering a wide range of high quality, complementary services, the Company can combine its services to develop and implement real estate strategies that meet the increasingly complex needs of its clients. The Company's product and service capabilities include property management and leasing, facility management, development management, project management, tenant representation, investment banking, land acquisition and development, and investment management.

     GEOGRAPHIC REACH. With 10 corporate offices and approximately 300 property and other offices throughout the U.S., the Company possesses in-depth knowledge of local markets and can provide its full range of real estate services throughout the country. In addition, the Company's eight international offices give the Company the ability to serve its clients' needs in key international markets. The international offices also serve as the platform from which the Company will expand its international presence.

     REPUTATION. Based on its industry knowledge, commissioned marketing surveys, industry publications and number of long-standing client relationships, the Company believes that it is widely recognized by large corporations and institutional owners and users of real estate as a provider of high quality, professional real estate services and investment management products. The Company believes its name recognition and reputation for quality services are significant advantages when pursuing new business opportunities.

     EXPERIENCED MANAGEMENT/EMPLOYEE EQUITY INCENTIVES. The Company's senior management team has an average of approximately 19 years of experience in the real estate services industry and have generally been with LaSalle Partners for an average of 17 years. The Company uses equity-based incentive compensation and bonus plans and minimum stock ownership guidelines to foster employee commitment and align employee and stockholder interests. As of March 1998, the Company's senior management team indirectly owns approximately 20.4% of the outstanding common stock and total employee ownership is approximately 44.8%.


INDUSTRY TRENDS

     The real estate services industry has emerged from the severe downturn in the real estate markets in the early 1990s. Strong improvements in commercial real estate fundamentals - supply, demand, vacancy and rental rates - have contributed to increased property values. The Company believes that the recovery of the real estate markets and the trends described below provide growth opportunities for the Company.

     CONSOLIDATION

     The real estate services industry is highly fragmented. Many large real estate service firms engaged in the property management business, including the Company, believe that, as a result of substantial existing infrastructure investments and the ability to spread fixed costs over a broader base of business, it is possible to recognize incrementally higher margins on property management assignments as the amount of square footage under management increases. The advantages of scale in the property management business, including the ability to provide higher quality service at a lower cost to the user, has led to a significant consolidation trend among real estate service providers.

     In addition, large users of commercial real estate services have recently demonstrated a desire to use a smaller number of real estate firms capable of providing a full range of services across multiple geographic markets. The ability to offer a full range of services requires significant corporate infrastructure investment, including information technology and personnel training. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments.

     GROWTH OF OUTSOURCING

     In recent years, outsourcing of professional real estate services has increased substantially as corporations have focused corporate resources, including capital, on their core competencies. In addition, public and other non-corporate users of real estate, such as government agencies and health and educational institutions, have begun outsourcing real estate activities as a means of reducing costs. As a result, there are significant growth opportunities for firms that can provide integrated real estate services across many geographic markets.

     ALIGNMENT OF INTERESTS OF INVESTORS AND INVESTMENT MANAGERS

     As a result of recovering real estate markets, institutional investors have increased their allocation of investment capital to real estate and many investors have shown a desire to commit their capital to investment managers willing to co-invest with them on specific investments. In addition, investors are increasingly requiring that the fees paid to investment managers be more closely aligned with investment performance. As a result, the Company believes that those investment managers with co-investment capital will have an advantage in attracting real estate investment capital. Co-investment typically brings with it the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such investments.

     INCREASING DEMAND FOR GLOBAL SERVICES; GLOBALIZATION OF CAPITAL FLOWS

     As many U.S. corporations have pursued growth opportunities in international markets, they have increased their demand for global real estate services, such as facility management, tenant representation and development management. The Company believes that this trend will favor those real estate service providers with the capability to provide services in key international markets. Additionally, real estate capital flows have become more global as foreign investors have invested in U.S. assets, and U.S. investors have sought international real estate investment opportunities. This trend has created new markets for investment managers that can facilitate international real estate capital flows and can execute cross-border real estate transactions.

GROWTH STRATEGY

     The Company intends to use its increased financial flexibility from the offering to pursue its growth strategy, which is designed to capitalize on existing client relationships and emerging industry trends. Key components of its growth strategy include the following:

     EXPANDING CLIENT RELATIONSHIPS

     Based on its ability to deliver high quality real estate services, the Company has been able to successfully leverage discrete client assignments into more comprehensive relationships utilizing some or all of its business groups. Current industry trends, particularly improving real estate markets and the increased outsourcing of real estate services, provide a favorable environment for the Company to increase the scope of its current client relationships and to develop new relationships through its broad array of services. The Company's business groups identify new clients and markets and pursue opportunities to sell the products and services of many of the Company's business units. The Company's Client Services Group, which is a dedicated firm-wide marketing organization, acts as a catalyst in assisting Company professionals in all groups in marketing multiple services of the firm to existing and prospective clients.

     BROADENING INTERNATIONAL PRESENCE

     To take advantage of the trend toward globalization of real estate capital sources and investment opportunities and the international business expansion of many of its corporate clients, the Company intends to expand its existing international operations and enter new international markets. This expansion is expected to include the opening of new international offices and may include selective acquisitions of international real estate services companies. In order to serve its clients' increasingly global real estate needs, and to pursue new business opportunities, the Company has opened offices in London, Paris, Amsterdam, Mexico City, Beijing, Toronto, Shanghai and New Delhi. The Company intends to use these international offices to serve as a platform from which the Company will expand its international presence.

     SELECTIVELY PURSUING STRATEGIC ACQUISITIONS

     The Company intends to selectively pursue acquisition targets to expand its capability to serve clients and strengthen its position as an industry leader. The expected benefits of such acquisitions include expanding and enhancing its product and service offerings, broadening its geographic market coverage or generating economies of scale. The Company will only pursue acquisitions which meet its standards for quality of service and are compatible with the Company's culture. Consistent with this strategy, the Company acquired the assets of ABKB, a domestic real estate investment management business, in late 1994; CIN Property Management, an investment management business in the United Kingdom, in late 1996; The Galbreath Company, a national property management company, in 1997; and the project management business of Satulah Group Inc. a project management/ facilities conversion company, in early 1998. Through these acquisitions, the Company added over $5 billion to its assets under management, extended the Company's securities advisory capabilities, established the Company as one of the largest managers of real estate investment equity capital in the United Kingdom, increased its property and facility management square feet under management by approximately 68 million and established the Company as one of the largest property and project managers in the U.S.

     PURSUING CO-INVESTMENT OPPORTUNITIES

     The Company intends to continue its strategy of co-investing with its investment management clients, to take advantage of recovering real estate markets. As of December 31, 1997, the Company had a total net investment of $18.1 million in 42 separate property or fund co-investments. The acquisition cost of the properties acquired through these co-investments exceeds $1.2 billion. Existing co-investments consist primarily of office and hotel properties purchased within the last four years.

     The Company's co-investment strategy is supported by its broad fundamental real estate research capabilities, which include identifying trends in geographic regions and property types. The Company's extensive knowledge of local markets drawn from each of its business segments facilitates the identification and evaluation of specific investment opportunities. Co-investments provide the Company with the opportunity to participate in any returns generated by such investments and provide services related to the acquisition, financing, property management, leasing and disposition of such investments. As a result of the Offering, the Company has additional financial flexibility to pursue its co-investment strategy.

OTHER MATTERS IMPACTING THE COMPANY'S BUSINESS

     GENERAL ECONOMIC CONDITIONS; REAL ESTATE ECONOMIC CLIMATE

     Periods of economic slowdown or recession, rising interest rates or declining demand for real estate could result in a general decline in rents which in turn would adversely affect revenue from property management fees and commissions or fees derived from property sales and leases. Such conditions could also lead to a decline in sale prices as well as a decline in supply of capital invested in commercial real estate and related assets.

The condition of the real estate market tends to be cyclical and related to the state of the economy as a whole, or to the perceptions of investors and users as to the economic outlook.

     RISK OF TERMINATION OR OTHER LOSS OF MANAGEMENT AGREEMENTS

     The Company is substantially dependent on revenue received for services performed under property management and leasing and investment management agreements, and would be adversely affected if a significant number of these agreements were terminated or were not renewed. For the year ended December 31, 1997, revenue from property and facility management and leasing agreements and investment management agreements constituted approximately 31% and 32%, respectively, of total revenue. Most property and facility management and leasing and investment management agreements have terms of approximately three years and typically are terminable by the client for any reason on as little as 30 to 60 days' notice. There can be no assurance that any such contracts will be canceled prior to expiration or will renew when the term expires. In addition, the Company derives substantial property management and leasing and investment banking fees from real estate assets managed by its Investment Management Group. Contracts for these related services may be terminated or lost for a number of reasons, including the termination or cancellation of the underlying assets management agreement or disposition of the subject property.

     DEPENDENCE ON PROPERTY PERFORMANCE

     The Company's revenue from property management and leasing services are generally based on percentages of the revenue generated by the properties that it manages. In addition, leasing commissions typically are based on the value of the lease revenue commitments. Accordingly, the continued success of the Company will be dependent, in part, upon the performance of the properties it manages. Such performance in turn will depend in part upon the ability of the Company to attract and retain creditworthy tenants for the properties it manages, the Company's ability to control operating expenses (some of which are beyond the Company's control), financial conditions prevailing generally and in the areas in which such properties are located and the real estate market generally.

     RISKS INHERENT IN PURSUING SELECTIVE ACQUISITION STRATEGIES

     The Company intends to continue to selectively pursue domestic and international acquisitions as a means of strengthening its position as a industry leader, as well as expanding and enhancing its current product and service offerings and geographic market coverage. The success of the Company's acquisition strategy will be dependent upon the availability of suitable acquisition candidates on favorable terms, of which there can be no assurance. Further, there can be no assurance that any acquisition will be integrated successfully into the Company's operations or will perform in accordance with expectations or that business judgements as to the value or consequences of any such acquisitions will prove correct. The consideration paid for any future acquisition may be in cash, debt or shares of the Company's capital stock. The Company could incur substantial indebtedness or substantial goodwill or both in connection with its acquisition strategy. In addition, issuances of additional shares of the Company's capital stock in connection with an acquisition could result in dilution to stockholders. See "Growth Strategy-Strategic Acquisitions".

     CONCENTRATION OF PROPERTIES IN CENTRAL BUSINESS DISTRICTS

     Many of the properties for which the Company provides management and leasing or investment management services are office buildings in the central business districts ("CBDs") of major urban cities. Rental rates and property values of CBD office buildings have historically experienced greater declines relative to other property types and locations during periods of economic downturn.

     RISK ASSOCIATED WITH CO-INVESTMENT ACTIVITIES

     The Company continues to expand its co-investment activities. The Company's increased participation as a principal in real estate investments could increase fluctuations in the Company's net earnings and cash flow. The Company's co-investments also inherently involve the risk of loss of the Company's investment. Moreover, in certain of these investments, the Company will not have complete discretion to control the timing of the disposition of such investments and, as a result, the recognition of any related gain or loss. Subsidiaries of the Company are general partners in numerous general and limited partnerships which invest in or manage real estate assets. As a general partner, these subsidiaries may be liable to their partners as well as liable for the obligations of such partnerships. Because all of the Company's general partnership interests are held through its special purpose subsidiaries, the Company believes that its exposure to contingent liabilities is limited to the total invested or committed capital in and notes from or advances to such subsidiaries holding the general partnership interests. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Pursuing Co-investment Opportunities."

     SEASONALITY

     Historically, the Company's revenue, operating profits and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality."

     COMPETITION

     The Company competes in a variety of business disciplines within the commercial real estate industry, including investment management, tenant representation, corporate facility management, construction and development management, on-site property management and leasing, and investment banking. Each of these business disciplines is highly competitive on a national as well as local level. Depending on the industry segment, the Company faces competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms. Some of the Company's principal competitors in certain of these business disciplines have greater financial resources and a broader global presence. Many of the Company's competitors are local or regional firms which are substantially small than the Company on an overall basis; however, they may be substantially larger on a local or regional basis. The Company has faced increased competition in recent years in the Management Services and Investment Management segments of its business which has, in some cases, resulted in lower property and investment management fees, or compensation arrangements more closely aligned with performance. In recent years, there has also been a significant increase in the number of REITs which self-manage their real estate assets, which could decrease the demand for property management services, and thereby increase competition. In general, with respect to each of the Company's business disciplines, there can be no assurance that the Company will be able to continue to compete effectively, will be able to maintain current fee or margin levels or arrangements or will not encounter increased competition.

     ENVIRONMENTAL CONCERNS

     Various federal, state and local laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. In the Company's role as an on-site property manager, it could be held liable as an operator for such costs. Such liability may be imposed without regard to legality of the original actions and without regard to whether the Company knew of, or was responsible for, the presence of such hazardous or toxic substances, and such liability may be joint and several with other parties. If the liability is joint and several, the Company could be responsible for payment of the full amount of liability, whether or not any other responsible party is also liable. Further, any failure of the Company to disclose environmental issues could subject the Company to liability to a buyer or lessee of property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the presence of asbestos-containing materials. There can be no assurance that any of such liabilities to which the Company or any of its affiliates may become subject will not have a material adverse effect upon the business or financial condition of the Company.

EMPLOYEES

     The Company employs 1,464 people, including 1,204 professional staff members and 260 support personnel. None of the Company's employees are members of any labor union. Satisfactory relations have generally prevailed between the Company and its employees.

     The Company has entered into an agreement with LPI Service Corporation ("LPISC"), a company controlled by a former employee of the Company, pursuant to which LPISC provides the services of approximately 1,900 janitorial, engineering and property maintenance workers for certain properties managed by the Company. The Company has an option to purchase LPISC. Approximately 440 of the employees of LPISC are members of labor unions.


ITEM 2.  PROPERTIES

     The Company's principal executive office is located at 200 East Randolph Drive, Chicago, Illinois, where the Company currently occupies over 100,000 square feet of office space pursuant to a lease that expires in February 2006. The Company has 10 United States corporate offices located in Atlanta, Baltimore, Chicago, Columbus, Dallas, Denver, Los Angeles, New York, San Francisco and Washington D.C. and eight international corporate offices located in Amsterdam, Beijing, London, Mexico City, New Delhi, Paris, Toronto and Shanghai. The Company's corporate offices are each leased pursuant to agreements with terms ranging from month-to-month to nine years. In addition, the Company has approximately 300 property and other offices throughout the United States. On-site property management offices are generally located within properties under management and are provided without cost.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Most of these matters are covered by insurance. In the opinion of the Company, the ultimate resolution of such litigation matters will not have a material adverse effect on the financial position, results of operations and liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of 1997.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "LAP."

     As of February 27, 1998, there were approximately 3,000 beneficial holders of the Company's Common Stock.

     Trading of the Common Stock on the New York Stock Exchange began on July 17, 1997. The following table sets forth the high and low sale prices of the Common Stock as reported on the New York Stock Exchange.


1997                                                     High          Low
                                                         ----          ---

  Third Quarter (July 17 through September 30) . .     $36.69       $27.13
  Fourth Quarter . . . . . . . . . . . . . . . . .     $38.56       $28.50

     The Company has not paid cash dividends on its common stock to date. The Company intends to retain its earnings to support the expansion of the business and therefore does not intend to pay cash dividends for the
foreseeable future.   Any payment of future dividends and the amounts
thereof will be at the discretion of the Board of Directors and will depend upon the Company's financial condition, earnings and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)

     The following table sets forth summary historical consolidated and combined financial data for the Company.
The information should be read in conjunction with the consolidated and combined financial statements of the
Company and related notes and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" included elsewhere herein.

                                                           Year Ended December 31,
                      -----------------------------------------------------------------------------------------
                                                                                           1997         1996
                                                                                         Pro Forma    Pro Forma
                         1997          1996        1995          1994         1993          (1)          (1)
                      ----------    ----------  ----------    ----------  -----------   -----------  -----------
                                                   ($ in thousands, except share data)
Statement of
 Operations Data:
  Total revenue
    (2). . . . . . .  $  224,773       159,453     138,618       116,698       95,491      232,984      189,398
  Total operating
   expenses (2). . .     189,659       132,552     118,502        98,683       78,478      198,333      159,221
                      ----------    ----------  ----------    ----------  -----------   ----------   ----------
Operating profits. .      35,114        26,901      20,116        18,015       17,013       34,651       30,177
Interest expense . .       3,995         5,730       3,806         5,159        5,257        1,000        1,075
                      ----------    ----------  ----------    ----------  -----------   ----------   ----------
Earnings before
 provision for
 income taxes. . . .      31,119        21,171      16,310        12,856       11,756       33,651       29,102

Net provision
 for income taxes. .       5,279         1,207         505           554          300       12,956       11,204
                      ----------    ----------  ----------    ----------  -----------   ----------   ----------
Net earnings . . . .  $   25,840        19,964      15,805        12,302  $    11,456       20,695       17,898
                      ==========    ==========  ==========    ==========  ===========   ==========   ==========
Basic earnings            (4)                                                               (3)          (3)
 per common share. .  $     1.50                                                              1.28         1.10
                      ==========                                                        ==========   ==========
Weighted average
 shares outstanding.  16,200,000                                                        16,200,000   16,200,000
                      ==========                                                        ==========   ==========
Diluted earnings          (4)                                                               (3)          (3)
 per common share. .  $     1.49                                                              1.27         1.10
                      ==========                                                        ==========   ==========
Diluted weighted
 average shares
 outstanding . . . .  16,329,613                                                        16,329,555   16,329,555
                      ==========                                                        ==========   ==========




                                                           Year Ended December 31,
                      -----------------------------------------------------------------------------------------
                                                                                           1997          1996
                                                                                         Pro Forma    Pro Forma
                         1997          1996        1995          1994         1993          (1)          (1)
                      ----------    ----------  ----------    ----------  -----------   ----------   -----------
                                                   ($ in thousands, except share data)
Other Data:
EBITDA (5) . . . . .   $  44,207        32,317      24,356        20,866 $     19,544       44,407       37,624

Cash flows provided
 by (used in):
 Operating
 activities. . . . .   $  40,577        13,964      13,553        24,628        4,837       33,027       13,646

 Investing
 activities. . . . .     (14,126)      (32,478)     (5,706)       (4,885)      (2,738)     (14,367)     (31,852)

 Financing
 activities. . . . .      (3,128)       17,189     (12,365)      (12,028)      (6,758)     (10,996)      37,605

Investments under
 management (6). . . $14,700,000    15,200,000  11,500,000    10,700,000  $ 7,000,000   14,700,000   15,200,000
Total square feet-
 facility manage-
 ment (7). . . . . .      98,900        66,700      66,700        50,600       50,600       98,900       97,500
Total square feet
 under management
 (8) . . . . . . . .     202,700       131,600     125,700       102,400       98,300      202,700      200,000



                                                               Year Ended December 31,
                                    ---------------------------------------------------------------------------


                                         1997            1996            1995           1994            1993
                                      ----------      ----------      ----------     ----------     -----------
                                                                 ($ in thousands)

Balance Sheet Data:

Cash and cash
  equivalents. . . . . . . . .         $  30,660           7,207           8,322         12,840         $ 5,125

Total assets . . . . . . . . .           219,887         156,614         115,001        107,055          84,512

Long-term notes payable. . . .             --             55,551          40,805         41,028          56,619

Total liabilities. . . . . . .            72,990         132,367         100,004         93,898          99,801

Total partners'
 capital (deficit)/
 stockholders'
 equity. . . . . . . . . . . .           146,897          24,247          14,997         13,157         (15,289)






(1) Pro forma results give effect to (i) the acquisition of Galbreath on April 22, 1997, as adjusted for the tenant representation and investment banking units which were not acquired, as if such acquisition had occurred on January 1, 1996; (ii) the provision for income taxes as though the Company and Galbreath were taxable entities as of January 1, 1996 at an effective tax rate of 38.5%; and (iii) estimated incremental general and administrative costs associated with operations as a public company and the repayment of the Company's long-term notes payable out of the proceeds of the initial public offering as if the Offering had occurred on January 1, 1996.

(2) Current and historical revenue and operating expenses have been reclassified to reflect personnel cost reimbursements received on property management or specific client assignments on a net rather than gross basis.

There was no effect on operating profits or net earnings as currently or historically reported.

(3) Pro forma basic and diluted earnings per common share are calculated based on the 16,200,000 shares outstanding upon completion of the initial public offering and the impact of outstanding dilutive options in accordance with SFAS No. 128.

(4) Basic and diluted earnings per common share are calculated based on net earnings for the period from conversion to corporate form, July 22, 1997, through December 31, 1997.

(5) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, thereby removing the effect of certain non-cash charges on income, such as the amortization of intangible assets relating to acquisitions. Management believes that EBITDA is useful to investors as a measure of operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative either to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or
(iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies.

(6) Investments under management represents the aggregate fair market value or cost basis of assets managed by the Investment Management segment as of the end of the periods shown.

(7) Represents the total square footage of properties for which the Company provided facility management services as of the end of the periods shown.

(8) Represents the total square footage of properties for which the Company provided property management and leasing or facility management services as of the end of the periods shown.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company completed its initial public offering ("Offering") on July 22, 1997, raising net proceeds of $82.8 million. A substantial block of the Company's stock, approximately 44.8%, is owned by employees, of which approximately 20.4% is owned by senior management. The proceeds of the Offering were used primarily to repay the Company's long-term debt and related interest of $63.5 million. At December 31, 1997, the Company had approximately $30.7 million in cash and cash equivalents, an increase of $23.5 million over December 31, 1996 and had no outstanding debt.

     The Company is pursuing a growth strategy that capitalizes on existing client relationships and emerging industry trends. The key components of the growth strategy include expanding client relationships to increase the range of services provided to current clients and developing new client relationships, broadening its international presence and selectively pursuing strategic acquisitions and co-investment opportunities.

     The Company has completed four strategic acquisitions since late 1994 and continues to consider potential acquisition candidates that have both a strong strategic and cultural fit. Potential acquisitions will focus primarily on the Management Services segment to enhance product and geographic coverage, and on the international markets to complete the Company's global expansion initiative. To date, completed acquisitions include Alex. Brown Kleinwort Benson Realty Advisors Corporation, a real estate investment advisor, in November 1994; CIN Property Management, a London-based investment advisor, in October 1996; The Galbreath Company, a property and development management company, in April 1997; and the project management business of Satulah Group Inc., a project management/facilities conversion company, in January 1998.

     As a result of the substantial goodwill associated with acquisitions of service companies and the related amortization, the Company believes that EBITDA (earnings before interest expense, income taxes, depreciation and amortization expense) is the most appropriate measure of operating performance, cash generation and comparability among real estate service companies. EBITDA, however, should not be considered as an alternative to either (i) net earnings determined in accordance with GAAP; (ii) operating cash flow determined in accordance with GAAP; or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies. The Company's EBITDA increased $11.9 million, or 36.8%, to $44.2 million in 1997 compared to $32.3 million in 1996, which was an increase of $8,0 million, or 32.7%, from $24.4 million in 1995.

     The Company intends to accelerate its strategy of co-investing with its investment management clients. This strategy is intended to increase the growth of assets under management, generate return on investment and create potential opportunities to provide services related to acquisition, financing, property management, leasing and disposition of such investments. As of December 31, 1997, the Company had a total investment of $18.1 million in 42 separate property or fund co-investments with additional capital commitments of $ 11.1 million for future fundings of co-investments.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH TO YEAR ENDED DECEMBER 31, 1996

     REVENUE

     The Company's total revenue grew $65.3 million, or 41.0%, to $224.8 million in 1997 from $159.5 million in 1996. Increased revenues were driven in part, by the acquisition of CIN and Galbreath, and also by three additional factors: the strong U.S. economy increased inflow of capital to the real estate market, and the Company's ability to cross-market real estate services to its clients. The strong economy has led to job growth, which has fueled increased demand for real estate of all types. This increased demand has produced rising rental rates and higher investment returns for owners, thereby attracting investment capital to the market. The inflow of capital has led to a high level of transaction activity, including disposition, acquisition, and financing of real estate. The Company's ability to cross-market all of these services to its clients has augmented the increased revenue generated by higher activity levels.

     These increases have been partially offset by a decline in property management, leasing and investment management fees from four multiple investor funds ("Commingled Funds") formed by the Company in the 1980s. The decline is a result of the current and continuing disposition of the funds' assets, in accordance with the strategic plan. These asset dispositions are expected to be completed by the end of 1998. Revenue generated from these funds compared with total revenue was 4.5% for 1997 and 10.8% for 1996.

     Revenue for the Company's Management Services segment, which represented 38.4% of the Company's total revenue in 1997, increased $27.0 million, or 45.3%, to $86.6 million in 1997 from $59.6 million in 1996. This increase was primarily due to the acquisition of Galbreath with approximately 67.5 million square feet under management and, to a lesser extent, as a result of an increase in management and leasing fees generated from a net additional 5.6 million square feet under management for the Company, exclusive of the Galbreath portfolio. These increases were partially offset by a decline in revenue related to the sale of the Commingled Fund properties discussed previously.

     The Company's Corporate and Financial Services segment revenue, which represented 27.1% of the Company's total revenue in 1997, increased $18.4 million, or 41.9%, to $62.3 million in 1997 from $43.9 million in 1996. This record revenue resulted primarily from a $12.7 million increase in revenue from the Company's Investment Banking business. A number of significant tenant representation transactions and a series of transactions generated from the unit's strategic alliances, including two of the Company's facility management clients, accounted for the majority of the $4.7 million increase in tenant representation revenue. Approximately 81% of domestic tenant representation revenue in 1997 was generated from strategic alliances with large corporations or professional service firms.

     The Company's Investment Management segment revenue, which represented 34.5% of the Company's total revenue in 1997, increased $20.4 million, or 35.6%, to $77.6 million in 1997 from $57.2 million in 1996. The net gain in revenue was primarily attributable to growth in the Company's European advisory business resulting from the CIN acquisition and to increased performance fees generated on the disposition of certain assets under management. These increases were partially offset by a decline in revenue from four of the Company's Commingled Funds discussed previously.

     OPERATING EXPENSE

     The Company's operating expenses increased $57.1 million, or 43.1%, to $189.7 million in 1997 from $132.6 million in 1996. As a percentage of total revenue, operating expenses increased to 84.4% in 1997 from 83.1% in 1996, primarily reflecting the impact of goodwill amortization associated with the recent acquisitions. All three of the Company's segments experienced higher levels of compensation and benefits associated with increased staffing and higher incentive compensation associated with the Company's increased operating profits.

     Operating expenses for the Company's Management Services segment increased $30.2 million, or 62.3%, to $78.6 million in 1997 from $48.4 million in 1996. This increase was primarily a result of increased compensation and benefit costs, the effects of the Galbreath acquisition-including personnel costs, amortization of intangibles resulting from the acquisition, and transition and integration costs- and increased corporate infrastructure costs as a result of higher staffing levels and technology enhancements.

     Operating expenses for the Corporate and Financial Services segment increased $13.0 million, or 38.8%, to $46.4 million in 1997 from $33.5 million in 1996. The increase was principally a result of increased incentive compensation earned by the Investment Banking and Tenant Representation units, consistent with the increased level of operating profits generated. In addition, the segment experienced higher employment levels to meet the increased demand for services, and, to a lesser extent, increased corporate infrastructure costs related to higher staffing levels and technology enhancements.

     Operating expenses for the Investment Management segment increased $14.4 million, or 27.8%, to $66.2 million in 1997 from $51.8 million in 1996. The increase was primarily a result of increased incentive compensation, consistent with the increased level of operating profits generated, the effects of the CIN acquisition-including personnel costs and amortization of intangibles resulting from the acquisition-and, to lesser extents, to increased corporate infrastructure costs as a result of higher staffing levels and technology enhancements, and a one-time reserve of $1.5 million established in late 1997 related to the pending liquidation of a mid-1980 investment vehicle. These increases were partially offset by a decrease in staffing levels from 1996 through unreplaced attrition and redeployment of resources to other segments, in addition to reduced employee relocation costs.

     OPERATING PROFITS

     As a result of the factors noted above, the Company's operating profits increased $8.2 million, or 30.5%, to $35.1 million in 1997 from $26.9 million in 1996. As a percentage of total revenue, operating profits decreased to 15.6% in 1997 from 16.9% in 1996, primarily as a result of increased amortization of intangible assets associated with the recent acquisitions.

     INTEREST EXPENSE

     Interest expense decreased $1.7 million, or 30.3%, to $4.0 million in 1997 from $5.7 million in 1996, principally as a result of the repayment of the Company's long-term debt from the net proceeds of the Offering and the subsequent repayment of outstanding debt under its working capital facility in July 1997.

     PROVISION FOR INCOME TAXES

     The provision for income taxes increased $4.1 million to $5.3 million in 1997 from $1.2 million in 1996 as a result of the Company's conversion from partnership to corporate form in July 1997 and the resulting provision for income taxes at an effective tax rate of 38.5%. This increase was offset by the recognition of a $6.8 million tax benefit, in accordance with SFAS No. 109, as a result of the Company recording a deferred tax asset arising from temporary differences between the book and tax basis of its consolidated assets and liabilities at the date of conversion to corporate form.

     NET EARNINGS

     Net earnings increased $5.9 million, or 29.4%, to $25.8 million in 1997 from $20.0 million in 1996. Net earnings in 1997 represented 11.5% of total revenue, compared with 12.5% in the previous year as a result of increased tax expense related to the conversion of the Company to corporate form and the increased amortization expense related to intangible assets associated with the recent acquisitions.

PRO FORMA RESULTS

     Pro forma results give effect to (i) the acquisition of Galbreath, as adjusted for the Tenant Representation and Investment Banking units which were not acquired, as if the acquisition occurred on January 1, 1996; (ii) the provision for income taxes as though the Company and Galbreath were both taxable entities as of January 1, 1996 at an effective tax rate of 38.5%; and (iii) estimated incremental general and administrative costs associated with operations as a public company and the repayment of the Company's long-term notes payable out of the proceeds of the Offering as if the Offering occurred on January 1, 1996.

     On a pro forma basis, the Company's total revenue for 1997 and 1996 was $233.0 million and $189.4 million, respectively, compared with actual results of $224.8 million and $159.5 million, respectively. Pro forma revenue of Galbreath includes fees generated primarily from management services activities, such as property management and leasing, facility management and development management assignments consistent with the Company's Management Services segment.

     Pro forma operating profits were $34.7 million and $30.2 million for 1997 and 1996, respectively, compared with actual results of $35.1 million and $26.9 million, respectively. The decrease in 1997 operating profits on a pro forma basis is a result of the amortization of intangible assets associated with the Galbreath acquisition, lower operating profits generated by Galbreath in the first quarter of the year, consistent with the real estate industry generally, and incremental expenses associated with public ownership for the first half of the year. The increase in 1996 operating profits reflects the operations of Galbreath for a full year, offset by the amortization of intangibles and the incremental expenses associated with public ownership. Pro forma net earnings were $20.7 million and $17.9 million for 1997 and 1996, respectively, compared with actual results of $25.8 million and $20.0 million, respectively. The decrease in net earnings reflects the additional income tax provision as a result of the conversion of the Company to corporate form, offset by a decrease in interest expense associated with the repayment of the Company's long-term notes payable from the net proceeds of the Offering.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     REVENUE

     The Company's total revenue grew $20.8 million, or 15.0%, to $159.5 million in 1996 from $138.6 million in 1995. In general, the strong U.S. economy in 1996 and a lack of new construction since the early 1990s resulted in tightening supplies and rising rental rates for commercial real estate in the United States leading to an increasing amount of public and private capital investment. These factors generated increased revenues for each of the Company's three segments. These increases were partially offset by a decline in property management, leasing and investment management fees from four multiple investor funds ("Commingled Funds") formed by the Company in the 1980s as a result of the current and continuing disposition of the funds assets in accordance with the strategic plan, with asset dispositions expected to be completed by the end of 1998. Revenue generated from these funds for the Company's three segments compared to total revenue were 10.8% and 11.8% for 1996 and 1995, respectively.

     The Company's Management Services segment revenue, which represented 37.2% of the Company's total revenue in 1996, increased $7.1 million, or 13.6%, to $59.6 million in 1996 from $52.4 million in 1995. This increase was primarily due to an increase in property management and leasing fees resulting from the net addition of approximately 6 million square feet of new property management and leasing assignments in 1996 and to an increase in property management fees generated for a major new facility management assignment. The Company's property management and leasing revenue was impacted by a decline in revenue related to the Commingled Fund properties discussed previously.

     Corporate and Financial Services segment revenue, which represented 26.9% of the Company's total revenue in 1996, increased $8.3 million, or 23.2%, to $43.9 million in 1996 from $35.6 million in 1995. This revenue growth resulted primarily from an increase in revenue from the Company's Tenant Representation unit. A number of significant tenant representation transactions and a series of transactions generated from a new facility management client accounted for the majority of the increased tenant representation revenue.

     The Company's Investment Management segment revenue, which represented 35.9% of the Company's total revenue in 1996, increased $5.2 million, or 10.1%, to $57.2 million in 1996 from $52.0 million in 1995. The net gain in revenue was primarily attributable to growth in the Company's European advisory business resulting from the CIN Property Management acquisition in October 1996, and, to a lesser extent, the increase in assets under management from the Company's co-investment activities and the Company's securities advisory business. These increases were partially offset by a decline in investment management fees from the Company's Commingled Funds discussed previously.

     OPERATING EXPENSES

     The Company's operating expenses increased $14.1 million, or 11.9%, to $132.6 million in 1996 from $118.5 million in 1995. As a percentage of total revenue, operating expenses declined to 83.1% in 1996 from 85.5% in 1995, reflecting the relatively fixed nature of certain administrative expenses from 1995 to 1996 as well as the impact in 1995 of a provision for the estimated uncollectible portion of a receivable from one of the Company's affiliates.

     Operating expenses for the Company's Management Services segment increased $7.2 million, or 17.5%, to $48.4 million in 1996 from $41.2 million in 1995. This increase was primarily a result of increased staffing levels to meet the demands associated with an expansion of square feet under management, incremental expenses associated with an increased commitment of senior personnel to the national leasing effort, and, to a lesser extent, technology costs incurred to enhance client service and information reporting for property management assignments.

     Operating expenses for the Corporate and Financial Services segment increased $5.5 million, or 19.9%, to $33.5 million in 1996 from $27.9 million in 1995, principally as a result of higher staffing levels to meet the higher levels of activity throughout the year and increased incentive compensation earned by employees consistent with increased operating profits.

     The Company's Investment Management segment operating expenses increased $1.1 million, or 2.2%, to $51.8 million in 1996 from $50.7 million in 1995, primarily as a result of additional operating expenses and amortization of goodwill and intangible assets associated with the acquisition of CIN and, to a lesser extent, to employee relocation costs. These increases were substantially offset by certain one-time expenses incurred in 1995 related to the reorganization of this segment.

     OPERATING PROFITS

     Based on the factors noted above, the Company's operating profits increased $6.8 million, or 33.7%, to $26.9 million in 1996 from $20.1 million in 1995. As a percentage of total revenue, operating profits increased to 16.9% in 1996 from 14.5% in 1995, principally as a result of certain one-time charges incurred in 1995 related to the Investment Management segment reorganization and the provision for an uncollectible receivable from one of the Company's affiliates.

     INTEREST EXPENSE

     Interest expense increased $1.9 million, or 50.6%, to $5.7 million in 1996 from $3.8 million in 1995, principally as a result of increased borrowings under the Company's long-term credit facility to fund the acquisition of CIN, technology and infrastructure investments and additional co-investments.

     PROVISION FOR INCOME TAXES

     The Company's provision for income taxes increased $.7 million, or 139%, to $1.2 million in 1996 from $.5 million in 1995, due to an increased volume of transactions performed in jurisdictions with higher state taxes and increased foreign taxes paid in connection with international operations.

     NET EARNINGS

     Net earnings increased $4.2 million, or 26.3%, to $20.0 million in 1996 from $15.8 million in 1995. Net earnings in 1996 represented 12.5% of total revenue, compared with 11.4% in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company meets its cash requirements primarily from operating activities. No one client accounted for more than 10% of the Company's total revenue in 1997, 1996 and 1995. During 1997, cash flows provided by operations totaled $40.6 million, an increase of $26.6 million over the 1996. This increase is primarily attributable to more consistent quarterly earnings in 1997. As compared with 1996 and 1995, in which the majority of the years' earnings were generated in the fourth quarter with cash collections occurring in the first quarter of the following year, the Company experienced strong second and third quarters in 1997 with cash being collected in the current year.

     The Company continues to pursue co-investment opportunities with its investment management clients, for which the holding period typically ranges from three to seven years. Such co-investments are represented by non-controlling general partner and limited partner interests. In addition to its share of investment returns, the Company typically earns investment management fees, and in some cases, property management and leasing fees on these investments. The equity earnings from these co-investments have had a relatively small impact on the Company's current earnings and cash flow. However, the Company's increased participation as a principal in real estate investments could increase fluctuations in the Company's net earnings and cash flow as a result of the timing and magnitude of the gains or losses and potential incentive participation fees, if any, to be recognized on the disposition of the assets. In certain of these investments, the Company will not have complete discretion to control the timing of the disposition of such investments.

     Net cash used in investing activities was $14.1 million for 1997 compared with $32.5 million for 1996. The decrease in cash used in investing activities is principally a result of the acquisition of CIN in October 1996 for cash of $15.7 million, and, to a lesser extent, expenditures on furniture and fixtures at the Company's new corporate headquarters in 1996. Although there was a decrease in cash used for capital additions as compared with 1996, the Company anticipates that future expenditures will exceed current year levels to continue technology enhancements that are currently in progress. The decreases in cash used in investing activities were partially offset by an increase in funds used for
co-investment of $2.9 million.   Net cash used in investing activities
increased $26.8 million to $32.5 million in 1996 from $5.7 million in 1995 as a result of the 1996 activity previously discussed and increased co-investment in 1996 of $5.3 million.

     Historically, the Company has financed its operations, acquisitions and co-investments with internally generated funds, ownership equity and borrowings under revolving credit facilities. In November 1997, the Company replaced its $70 million credit agreement, which consisted of a short-term revolving line of credit and a long-term facility, with a $150 million, five-year unsecured revolving credit facility. The facility is guaranteed by certain of the Company's subsidiaries and is available for working capital, co-investment, and acquisitions. The Company must maintain a certain level of consolidated net worth and ratio of funded debt to EBITDA, and must meet a minimum fixed charge coverage ratio. The Company is restricted from incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of it assets, and is subject to lender approval on certain levels of co-investment. The facility bears variable rates of interest based on market rates. The Company's effective interest rate was 6.73% and 6.85% for 1997 and 1996, respectively.

     Prior to the Offering, the Company also had outstanding $37.2 million in subordinated debt owed to affiliates of Dai-ichi Life Property Holdings, Inc., a significant stockholder, in the form of Class A and Class B Notes ("Notes"), each bearing interest at 10% payable annually on December 31. The Notes and related accrued interest, which were prepayable without penalty, were repaid from the proceeds of the Offering.

     Net cash used in financing activities was $3.1 million for 1997 compared with net cash provided of $17.2 million in 1996 and net cash used of $12.4 million for 1995. The changes in financing cash flows are primarily a result of increased borrowing in 1996 to fund the acquisition of CIN and infrastructure investments. An increase in cash flows from operations during 1997 of $26.6 million resulted in a decrease in borrowing needs. In addition, the Company received net proceeds from the Offering of $82.8 million, of which $63.5 million was used to repay the Company's long-term notes payable and $14.5 million was used to repay short-term indebtedness. The Company believes, based on current operating plans that cash generated from operations and available borrowings will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

DISPOSITION

     On December 31, 1996, the Company completed the sale of its Construction Management business, which specialized in the interior build-out of office and retail space for tenants in the Chicago and Los Angeles
markets, to a former member of the Company's management.   The business was
sold in exchange for a note of $9.1 million. The note, which is secured by the current and future assets of the business, is due December 31, 2006. For financial reporting purposes, the Company has not treated the transaction as a divestiture. Principal and interest to be received under the note will be treated as a reserve, if necessary, for any anticipated financial exposure under the terms of the asset purchase agreement, with the remainder recognized as income when principal and interest payments are received. Income recognized during 1997 totaled $1.1 million, compared with $1.3 million and $1.4 million of revenue, reflected net of related expenses, in 1996 and 1995, respectively.

SEASONALITY

     Historically, the Company's revenue, operating profits and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. This seasonality is due to a calendar year-end focus on the completion of transactions, which is consistent with the real estate industry generally. In addition, an increasing percentage of the Company's management contracts contain clauses providing for performance bonuses to be received if the Company's Management Services segment achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter. In contrast, the Company's Investment Management segment earns performance fees on client's returns on their real estate investments. Such performance fees are generally earned when the asset is disposed of, the timing of which the Company does not have complete discretion over. The Company's non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. Therefore, the Company typically sustains a loss in the first quarter of each calendar year, reports a small profit or loss in the second and third quarters and records a substantial majority of the Company's earnings in the fourth calendar quarter, barring the recognition of investment generated performance fees. Results in 1997 were stronger in the second and third quarters compared with previous years as a result of performance fees recognized by the Investment Management segment as well as a higher level of transactions completed by the Tenant Representation and Investment Banking units as compared to prior years.

INFLATION

     The Company's operations are directly affected by various national and local economic conditions, including interest rates, the availability of credit to finance real estate transactions and the impact of tax laws. To date, the Company does not believe that general inflation has had a material impact on its operations, as revenue, commissions, and other variable costs related to revenue are primarily impacted by real estate supply and demand rather than general inflation.

OTHER MATTERS

     ACCOUNTING MATTERS

     In an attempt to align its operating results with those presented by similar companies within the industry, certain amounts have been reclassified in the Company's current and historical revenue and operating expenses to reflect direct personnel cost reimbursements received on property or specific client assignments on a net, rather than a gross, basis. There was no effect on operating profits or net earnings as currently or historically reported.

     Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information" become effective for fiscal years beginning after December 15, 1997 and will not have a material impact on the Company's financial statements.

     YEAR 2000 ISSUES

     The Company conducts its business primarily with commercial software purchased from third-party vendors. After an analysis of the Company's exposure to the impact of the year 2000 issues, the Company has determined that such commercial software is expected to be substantially year 2000 compliant and that completion of the year 2000 compliance is not expected to have a material impact on its business, operations, or financial condition.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----

LASALLE PARTNERS INCORPORATED
  CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

  Report of KPMG Peat Marwick LLP, Independent Auditors. . . . . . .  30

  Consolidated and Combined Balance Sheets as of
    December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . .  31

  Consolidated and Combined Statements of Earnings
    For the Years Ended December 31, 1997, 1996 and 1995 . . . . . .  34

  Consolidated and Combined Statements of Stockholders'
    Equity For the Years Ended December 31,
    1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . .  36

  Consolidated and Combined Statements of Cash Flows
    For the Years Ended December 31, 1997, 1996 and 1995 . . . . . .  38

  Notes to Consolidated and Combined Financial Statements. . . . . .  41

  Quarterly Results of Operations. . . . . . . . . . . . . . . . . .  59


SCHEDULES SUPPORTING THE CONSOLIDATED FINANCIAL STATEMENTS:

  II - Valuation and Qualifying Accounts . . . . . . . . . . . . . .  62


     All other schedules have been omitted since the required information is presented in the financial statements and related notes or is not applicable.

                       INDEPENDENT AUDITORS' REPORT



The Stockholders and
Board of Directors of
LaSalle Partners Incorporated:

     We have audited the accompanying consolidated and combined balance sheets of LaSalle Partners Incorporated and subsidiaries and their predecessors (the "Company") as of December 31, 1997 and 1996, and the related consolidated and combined statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the Consolidated and Combined Financial Statements, we have also audited the Financial Statement
Schedule II - Valuation and Qualifying Accounts for each of the year's in the three-year period ended December 31, 1997. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic Consolidated and Combined Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                         KPMG PEAT MARWICK LLP


Chicago, Illinois
February 16, 1998

                                          LA SALLE PARTNERS INCORPORATED

                                     CONSOLIDATED AND COMBINED BALANCE SHEETS

                                            DECEMBER 31, 1997 AND 1996
                                                 ($ in thousands)

                                                                                   1997              1996
                                                                                ---------         ---------
ASSETS
------

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .        $  30,660             7,207
  Trade receivables, net . . . . . . . . . . . . . . . . . . . . . . . .           81,648            87,283
  Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .            8,312             3,005
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,055             1,228
  Deferred tax benefit . . . . . . . . . . . . . . . . . . . . . . . . .            5,104             --
                                                                                 --------          --------

        Total current assets . . . . . . . . . . . . . . . . . . . . . .          127,779            98,723

Property and equipment, at cost, less accumulated
  depreciation of $28,993 and $23,310
  in 1997 and 1996, respectively . . . . . . . . . . . . . . . . . . . .           16,098            14,549
Intangibles resulting from business acquisitions,
  net of accumulated amortization of $5,698 and $2,287
  in 1997 and 1996, respectively . . . . . . . . . . . . . . . . . . . .           50,366            23,735
Investments in real estate ventures. . . . . . . . . . . . . . . . . . .           18,080            13,687
Long-term receivables, net . . . . . . . . . . . . . . . . . . . . . . .            6,607             5,052
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .              957               868
                                                                                 --------          --------
                                                                                 $219,887           156,614
                                                                                 ========          ========





                                          LA SALLE PARTNERS INCORPORATED

                               CONSOLIDATED AND COMBINED BALANCE SHEETS - CONTINUED


                                                                                  1997              1996
                                                                                ---------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities . . . . . . . . . . . . . . .         $ 25,781            30,786
  Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . .           40,163            26,016
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .            6,100             3,442
  Borrowings under working capital facility. . . . . . . . . . . . . . .            --                6,500
  Current maturities of long-term notes payable. . . . . . . . . . . . .            --                9,064
                                                                                 --------          --------
        Total current liabilities. . . . . . . . . . . . . . . . . . . .           72,044            75,808

Long-term notes payable:
  Subordinated loans, less current maturities. . . . . . . . . . . . . .            --               34,106
  Long-term credit facility, less current maturities . . . . . . . . . .            --               21,445
                                                                                 --------          --------
                                                                                    --               55,551
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . .              946             1,008

Commitments and contingencies
                                                                                 --------          --------

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .           72,990           132,367






                                          LA SALLE PARTNERS INCORPORATED

                               CONSOLIDATED AND COMBINED BALANCE SHEETS - CONTINUED



                                                                                   1997              1996
                                                                                ---------         ---------
Stockholders' equity:
  Predecessor Partnerships' capital. . . . . . . . . . . . . . . . . . .            --               23,148
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    16,200,000 shares issued and
    outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              162             --
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          121,778             --
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .           24,327             --
  Effect of cumulative translation adjustments . . . . . . . . . . . . .              630             1,099
                                                                                 --------          --------
          Total stockholders' equity . . . . . . . . . . . . . . . . . .          146,897            24,247
                                                                                 --------          --------
                                                                                 $219,887           156,614
                                                                                 ========          ========

















See accompanying notes to consolidated and combined financial statements.

                                          LA SALLE PARTNERS INCORPORATED

                                 CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

                                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                        ($ in thousands, except share data)

                                                               1997             1996              1995
                                                           ------------     ------------      ------------
Revenue:
  Fee-based services . . . . . . . . . . . . . . . . .         $219,911          155,466           134,431
  Equity in earnings from unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . .            3,238            3,220             3,130
  Other income . . . . . . . . . . . . . . . . . . . .            1,624              767             1,057
                                                               --------         --------          --------
        Total revenue. . . . . . . . . . . . . . . . .          224,773          159,453           138,618

Operating expenses:
  Compensation and benefits. . . . . . . . . . . . . .          122,126           88,159            77,974
  Operating, administrative and other. . . . . . . . .           58,440           38,977            36,288
  Depreciation and amortization. . . . . . . . . . . .            9,093            5,416             4,240
                                                               --------         --------          --------
        Total operating expenses . . . . . . . . . . .          189,659          132,552           118,502

  Operating profits. . . . . . . . . . . . . . . . . .           35,114           26,901            20,116
Interest expense . . . . . . . . . . . . . . . . . . .            3,995            5,730             3,806
                                                               --------         --------          --------
  Earnings before provision
    for income taxes . . . . . . . . . . . . . . . . .           31,119           21,171            16,310
Net provision for income taxes . . . . . . . . . . . .            5,279            1,207               505
                                                               --------         --------          --------
Net earnings . . . . . . . . . . . . . . . . . . . . .         $ 25,840           19,964            15,805
                                                               ========         ========          ========





                                          LA SALLE PARTNERS INCORPORATED

                           CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS - CONTINUED





                                                                1997             1996              1995
                                                           ------------     ------------      ------------

Basic earnings per common share (1). . . . . . . . . .        $    1.50
                                                              =========

Weighted average shares outstanding. . . . . . . . . .       16,200,000
                                                             ==========

Diluted earnings per common share (1). . . . . . . . .        $    1.49
                                                              =========

Diluted weighted average shares outstanding. . . . . .       16,329,613
                                                             ==========


(1)   Earnings per share is calculated based on earnings for the period from conversion to corporate form, July
      22, 1997, through December 31, 1997.














See accompanying notes to consolidated and combined financial statements.

                                          LA SALLE PARTNERS INCORPORATED

                           CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                        ($ in thousands, except share data)

                                                                            Partners'
                                                                             Capital       Effect of
                               Common Stock       Additional   Retained     (Deficit)      Cumulative
                            -------------------     Paid-In    Earnings    Predecessor    Translation
                             Shares      Amount     Capital    (Deficit)   Partnerships   Adjustments    Total
                           ----------    ------   ----------   ---------   ------------   -----------  ---------

Balance at January 1,
  1995 . . . . . . . . . .       --        --          --          --        $  13,157          --       13,157

  Net earnings . . . . . .       --        --          --          --           15,805          --       15,805
  Distributions. . . . . .       --        --          --          --          (13,965)         --      (13,965)
                           ----------    ------    --------      ------        -------        ------   --------
Balance at December 31,
  1995 . . . . . . . . . .       --        --          --          --           14,997          --       14,997

   Net earnings. . . . . .       --        --          --          --           19,964          --       19,964
   Distributions . . . . .                                                     (11,813)         --      (11,813)
   Other . . . . . . . . .       --        --          --          --             --           1,099      1,099
                           ----------    ------    --------      ------        -------        ------   --------
Balances at December 31,
  1996 . . . . . . . . . .       --       --           --          --           23,148         1,099     24,247





                                          LA SALLE PARTNERS INCORPORATED

                     CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED


                                                                            Partners'
                                                                             Capital      Effect of
                               Common Stock       Additional   Retained     (Deficit)     Cumulative
                            -------------------     Paid-In    Earnings    Predecessor    Translation
                             Shares      Amount     Capital    (Deficit)   Partnerships   Adjustments    Total
                           ----------    ------   ----------   ---------   ------------   -----------  ---------

   Net earnings (through
    July 21, 1997) . . . .      --         --          --          --            1,513          --        1,513
   Distributions . . . . .      --         --          --          --          (14,835)         --      (14,835)
   Acquisition of
    Galbreath common
    stock. . . . . . . . .      --         --          --          --           29,292          --       29,292
   Effect of the
    reorganization . . . . 12,200,000    $ 122       38,996        --          (39,118)         --         --
   Net proceeds from the
    initial Offering . . .  4,000,000       40       82,782        --            --             --       82,822
   Other . . . . . . . . .      --         --          --          --            --             (565)      (565)
                           ----------    ------    --------      ------        -------        ------   --------
Balances after the
  reorganization and
  initial Offering . . . . 16,200,000       162     121,778       --             --              534    122,474

   Net earnings (July 22,
     1997 through
     December 31, 1997). .      --         --          --        24,327          --             --       24,327
   Other . . . . . . . . .      --         --          --          --            --               96         96
                           ----------    ------    --------      ------        -------        ------   --------
Balances at December 31,
  1997 . . . . . . . . . . 16,200,000    $  162     121,778      24,327          --              630    146,897
                           ==========    ======    ========      ======        =======        ======   ========




See accompanying notes to consolidated and combined financial statements.

                                          LA SALLE PARTNERS INCORPORATED

                                CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                 ($ in thousands)

                                                               1997             1996              1995
                                                           ------------     ------------      ------------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . .         $ 25,840           19,964            15,805
  Reconciliation of net earnings to net cash
   provided by operating activities:
    Depreciation and amortization. . . . . . . . . . .            9,093            5,416             4,240
    Equity in earnings and gain on sale from
      unconsolidated ventures. . . . . . . . . . . . .           (3,238)          (3,220)           (3,130)
    Provision for loss on receivables and
      other assets . . . . . . . . . . . . . . . . . .            2,640              986             2,732
    Operating distributions from real estate ventures.            4,018            3,571             1,078
    Tax benefit on conversion to corporate form. . . .           (6,842)           --                --
  Changes in:
    Receivables. . . . . . . . . . . . . . . . . . . .            9,631          (17,234)           (9,699)
    Prepaid expenses and other assets. . . . . . . . .            1,864               37               172
    Accounts payable, accrued liabilities
      and accrued compensation . . . . . . . . . . . .           (2,429)           4,444             2,355
                                                             ----------       ----------        ----------

          Net cash provided by
            operating activities . . . . . . . . . . .           40,577           13,964            13,553





                                          LA SALLE PARTNERS INCORPORATED

                          CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - CONTINUED


                                                               1997             1996              1995
                                                           ------------     ------------      ------------
Cash flows provided by (used in) investing
 activities:
    Net capital additions--property and equipment. . .           (6,277)         (10,790)           (5,055)
    Acquisition of CIN . . . . . . . . . . . . . . . .            --             (15,700)            --
    Cash balances assumed in Galbreath
      acquisition. . . . . . . . . . . . . . . . . . .            1,008            --                --
    Investments in real estate ventures:
      Capital contributions and advances to
        real estate ventures . . . . . . . . . . . . .          (16,546)          (9,270)           (1,941)
      Distributions, repayments of advances
        and sale of investments. . . . . . . . . . . .            7,689            3,282             1,290
                                                             ----------       ----------        ----------
          Net cash used in investing activities  . . .          (14,126)         (32,478)           (5,706)

Cash flows provided by (used in) financing
 activities:
    Net borrowings (repayments) under working
     capital facility. . . . . . . . . . . . . . . . .           (6,500)          23,000             1,600
    Net borrowings (repayments) under long-term
     notes payable . . . . . . . . . . . . . . . . . .          (64,615)           6,002             --
    Distributions to partners. . . . . . . . . . . . .          (14,835)         (11,813)          (13,965)
    Net proceeds from the initial Offering . . . . . .           82,822            --                --
                                                             ----------       ----------        ----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .           (3,128)          17,189           (12,365)

  Effects of foreign currency translation
   on cash balances. . . . . . . . . . . . . . . . . .              130              210             --
                                                             ----------       ----------        ----------





                                          LA SALLE PARTNERS INCORPORATED

                          CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - CONTINUED


                                                               1997             1996              1995
                                                           ------------     ------------      ------------

  Net increase (decrease) in cash and
    cash equivalents . . . . . . . . . . . . . . . . .           23,453           (1,115)           (4,518)
  Cash and cash equivalents, January 1 . . . . . . . .            7,207            8,322            12,840
                                                             ----------       ----------        ----------
  Cash and cash equivalents, December 31 . . . . . . .       $   30,660            7,207             8,322
                                                             ==========       ==========        ==========


Supplemental disclosure of cash flow information ($ in thousands):

Interest paid was $4,195, $5,191 and $3,798 for the years ended December 31, 1997, 1996 and 1995, respectively.
Taxes paid were $9,910, $1,179, and $723 for the years ended December 31, 1997, 1996 and 1995, respectively.



     On April 22, 1997, the Company acquired the common stock of Galbreath in exchange for a 17.5% limited partnership interest valued at $29,292.  Identifiable operating assets and liabilities and investments in real estate ventures totaled $10,948, $14,099 and $1,500, respectively, in addition to cash of $1,008 as of the acquisition date.  The Company incurred transaction related expenses of $641.  The increase in these assets and liabilities, excluding cash acquired, and the resulting goodwill of $30,576 have not been reflected in the above
Consolidated and Combined Statements of Cash Flows.











See accompanying notes to consolidated and combined financial statements.

                      LA SALLE PARTNERS INCORPORATED

          NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                    ($ in thousands, except share data)


(1)  ORGANIZATION

     LaSalle Partners Incorporated [successor to LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (collectively, the "Predecessor Partnerships")] was incorporated in Maryland on April 15, 1997, (collectively referred to as the "Company"). On July 22, 1997, the Company completed an initial public offering (the "Offering") of 4,000,000 shares of LaSalle Partners Incorporated common stock, $.01 par value per share (the "Common Stock"). In addition, all of the partnership interests held in the Predecessor Partnerships were contributed to the Company, pursuant to agreements among the general and limited partners, in exchange for an aggregate of 12,200,000 shares of common stock. The contribution occurred immediately prior to the closing of the Offering. The 4,000,000 shares were offered at $23 per share, aggregating $82,822, net of offering costs, of which $63,490 was used to retire long-term debt and related interest.

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


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND COMBINATION

     The consolidated and combined financial statements include the accounts of the Company and their majority-owned-and-controlled partnerships and subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation and combination.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     CASH HELD FOR OTHERS

     The Company controls certain cash and cash equivalents as agents for its investment and property management clients. Such amounts, which total $270,997 and $338,504 at December 31, 1997 and 1996, respectively, are not included in the accompanying Consolidated and Combined Balance Sheets.

                      LA SALLE PARTNERS INCORPORATED

     STATEMENT OF CASH FLOWS

     Cash and cash equivalents include demand deposits and investments in U.S. Treasury instruments (generally held available for sale) with maturities of three months or less. The combined carrying value of such investments of $19,290 and $1,000 approximates their market value at December 31, 1997 and 1996, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations, or liquidity.

     INVESTMENTS IN REAL ESTATE VENTURES

     The Company has limited and general partner interests in various real estate ventures with interests generally ranging from less than 1% to 49.5% which are accounted for using the equity method. In instances where the Company exercises temporary control over co-investments, such investments are accounted for under the equity method.

     INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

     Intangibles resulting from business acquisitions are amortized on a straight-line basis over the estimated lives (five to 40 years) of the related assets. The Company periodically evaluates the recoverability of the carrying amount of intangibles resulting from business acquisitions by assessing whether any impairment indications are present, including substantial recurring operating deficits or significant adverse changes in legal or economic factors that affect the businesses acquired. If such analysis indicates impairment, the intangible asset would be adjusted in the period such changes occurred based on its estimated fair value, which is derived from expected cash flow of the businesses.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, receivables, accounts payable and notes payable. The estimated fair value of cash and cash equivalents, receivables, and payables approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of the Company's credit facilities approximates their carrying value due to their variable interest rate terms.

                      LA SALLE PARTNERS INCORPORATED

     FOREIGN CURRENCY TRANSLATION

     The financial statements of subsidiaries outside the United States, except those subsidiaries located in highly inflationary economies, are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included as a separate component of stockholders' equity. Income and expense are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings. For subsidiaries operating in highly inflationary economies, the associated gains and losses from balance sheet translation adjustments are included in net earnings. The Company enters into forward currency exchange contracts on a limited basis to manage currency risks and reduce its exposure resulting from fluctuations in foreign currency exchange rates. To the extent that such exchange contracts hedge fluctuations in the designated foreign currency associated with existing commitments, assets, or liabilities, the associated gains and losses are deferred and are recognized in income upon settlement of the related transaction. The Company does not enter into derivative financial instruments for trading or speculative purposes. At December 31, 1997, the Company had one forward exchange contract in effect with a notional value of $3,151 with approximately no market value and carrying value.

     EARNINGS PER SHARE

     Net earnings of $24,327 were used in the calculations of basic and diluted earnings per share, and reflects earnings for the period from conversion to corporate form, July 22, 1997, through December 31, 1997. Basic earnings per share was based on weighted average shares outstanding of 16,200,000 for the period. Diluted earnings per share was based on weighted average shares outstanding of 16,329,613 for the period, which reflects an increase of 129,613 shares representing the dilutive effect of outstanding stock options whose exercise price was less than the average market price of the Company's stock for the period.

     REVENUE RECOGNITION

     Advisory and management fees are recognized in the period in which the services are performed. Transaction commissions are recorded as income at the time the related services are provided unless significant future contingencies exist. Development Management fees are generally recognized as billed, which approximates the percentage of completion method of accounting. Incentive fees are recorded in accordance with specific terms of each compensation agreement and are typically tied to performance that is measured at year end, the disposition of an asset, or at the conclusion of a given project. Fees recognized in the current period that are expected to be received beyond one year have been discounted to the present value of future expected payments.

     For financial statement presentation purposes, certain one-time leasing commission payments, aggregating $10,776 in 1997, made to former Galbreath employees related to contracts in progress at the acquisition date have been presented as a reduction of related commission revenue.

                      LA SALLE PARTNERS INCORPORATED

     DEPRECIATION

     Depreciation and amortization is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets. Furniture totaling $14,865 and $14,400 at December 31, 1997 and 1996, respectively, is depreciated over seven years. Computer equipment and software totaling $19,423 and $13,862 at December 31, 1997 and 1996, respectively, are depreciated from three to five years. Leasehold improvements totaling $10,803 and $9,597 at December 31, 1997 and 1996, respectively, are amortized over the lease periods ranging from one to 10 years.

     INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     RECLASSIFICATIONS

     Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

     STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company follows the requirements of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation, and accordingly, recognizes no compensation expense for stock option grants, but provides the pro forma disclosures required by the statement of Financial Accounting Standards ("SFAS") Statement No. 123 "Accounting for Stock-Based Compensation".

(3)  ACQUISITIONS

     On April 22, 1997, the Company acquired all of the common stock of Galbreath, a property, facility and development management company. In consideration for the stock, the Company issued a 17.5% limited partnership interest in the Predecessor Partnerships to the former stockholders of Galbreath. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition are included in the accompanying Consolidated and Combined Statements of Earnings. The excess purchase price over the fair value of the identifiable assets and liabilities acquired was $30,576, including transaction costs, of which $6,115 was allocated to management contracts that are being amortized on a straight line basis over eight years and $24,461 was allocated to goodwill which is being amortized on a straight-line basis over 40 years based on the Company's estimate of useful lives.

                      LA SALLE PARTNERS INCORPORATED

     On October 17, 1996, the Company acquired all of the common stock of CIN Property Management Limited, a London, England investment and property management private limited liability company, for $15,709 including transaction expenses. The name of the entity was immediately changed to CIN LaSalle Investment Management ("CIN"). The acquisition was accounted for as a purchase and accordingly, operating results of this business subsequent to the date of acquisition are included in the accompanying Consolidated and Combined Statements of Earnings. The excess purchase price over the fair value of the identifiable assets and liabilities acquired was $15,700, of which $4,710 was allocated to advisory contracts which are being amortized on a straight-line basis over five years and $10,990 was allocated to goodwill that is being amortized on a straight-line basis over a period of 20 years based on the Company's estimate of useful lives.

     The pro forma results of such acquisitions, with the exception of Galbreath, are not material to the Company's consolidated and combined financial statements.

(4)  DISPOSITIONS

     Effective December 31, 1996, the Company sold its Construction Management business and certain related assets to a former member of management for a $9.1 million note. The note, which is secured by the current and future assets of the business, is due December 31, 2006 and bears interest at rates of 6.8% to 10.0%, with interest payments due annually. Principal payments are also due annually beginning January 1998.

     Under the terms of the Asset Purchase Agreement, the Company has agreed to provide certain administrative and financial services, at cost, beginning in January 1997 and may provide certain financial assistance if necessary. For financial reporting purposes, the Company has not treated the transaction as a divestiture. The results of operations of the Construction Management business will be accounted for similar to the equity method of accounting. As such, principal and interest to be received under the note will be treated as a reduction of such net assets and as a reserve, if necessary, for any anticipated financial exposure under the terms of the Asset Purchase Agreement with the remainder recognized as income.

     Revenue recognized under the equity method totaled $1,100 for the year ended December 31, 1997. Revenue related to the Construction Management business for the years ended December 31, 1996 and 1995 totaled $5,678 and $4,977, respectively. For financial statement presentation purposes, the 1996 and 1995 revenues have been presented net of related expenses totaling $4,407 and $3,619, respectively, as part of Fee Based Services revenue in the accompanying Consolidated and Combined Statements of Earnings.

                      LA SALLE PARTNERS INCORPORATED

(5)  BUSINESS SEGMENTS

     The Company's operations have been classified into three business segments: Management Services, Corporate and Financial Services and Investment Management. The Management Services segment provides three primary service capabilities: (i) property and facility management and leasing for property owners; (ii) development management for both investors and real estate users seeking to develop new buildings or renovate existing facilities; and (iii) project management of tenant improvements in both owner-occupied and leased space. The Corporate and Financial Services segment provides transaction and advisory services through three primary service capabilities, including: (i) tenant representation for corporations and professional services firms; (ii) investment banking services to address the financing, acquisition, and disposition needs of real estate owners; and (iii) land acquisition services for owners and users of land. The Investment Management segment provides real estate investment management services to institutional investors, corporations and high net worth individuals.

     Total revenue by industry segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. The Company allocates all expenses, other than interest and income taxes, as substantially all expenses incurred benefit one or more of the segments. Identifiable assets by segment are those assets that are used by or are a result of each segment's business. Corporate assets are principally cash and cash equivalents, office furniture and leasehold improvements.

                                          LA SALLE PARTNERS INCORPORATED

                        NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED


     Summarized financial information by business segment for 1997, 1996 and 1995 is as follows:

                                                                 1997             1996              1995
                                                               --------         --------          --------
Management Services
  Segment revenue:
    Property and facility management fees. . . . . . .         $ 43,547           32,143            28,941
    Leasing fees . . . . . . . . . . . . . . . . . . .           25,159           14,819            13,951
    Development management . . . . . . . . . . . . . .            8,853            5,825             3,125
    Project management . . . . . . . . . . . . . . . .            7,994            6,297             4,817
    Intersegment revenue . . . . . . . . . . . . . . .              195              200             1,370
    Equity in earnings from unconsolidated ventures. .              340            --                --
    Other income . . . . . . . . . . . . . . . . . . .              464              281               212
                                                               --------         --------          --------
                                                                 86,552           59,565            52,416
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . .           75,039           46,794            40,015
    Depreciation and amortization. . . . . . . . . . .            3,605            1,651             1,202
                                                               --------         --------          --------
          Operating profits. . . . . . . . . . . . . .         $  7,908           11,120            11,199
                                                               ========         ========          ========
  Identifiable assets. . . . . . . . . . . . . . . . .         $ 67,528           26,096
                                                               ========         ========
Corporate and Financial Services:
  Segment revenue
    Tenant representation. . . . . . . . . . . . . . .         $ 33,485           28,793            21,354
    Investment banking . . . . . . . . . . . . . . . .           19,401            6,664             6,908
    Land fees. . . . . . . . . . . . . . . . . . . . .            5,955            4,536             3,675
    Construction operations. . . . . . . . . . . . . .            1,100            1,271             1,358
    Equity in earnings from unconsolidated ventures. .              476            1,380             2,171
    Intersegment revenue . . . . . . . . . . . . . . .            1,464            1,000             --
    Other income . . . . . . . . . . . . . . . . . . .              422              253               154
                                                               --------         --------          --------
                                                                 62,303           43,897            35,620




                                          LA SALLE PARTNERS INCORPORATED

                        NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED

                                                                 1997             1996              1995
                                                               --------         --------          --------
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . .           45,240           32,410            27,029
    Depreciation and amortization. . . . . . . . . . .            1,197            1,055               890
                                                               --------         --------          --------
          Operating profits. . . . . . . . . . . . . .         $ 15,866           10,432             7,701
                                                               ========         ========          ========
  Identifiable assets. . . . . . . . . . . . . . . . .         $ 38,464           51,914
                                                               ========         ========
Investment Management
  Segment revenue:
    Advisory fees. . . . . . . . . . . . . . . . . . .         $ 70,817           52,217            44,327
    Acquisition fees . . . . . . . . . . . . . . . . .            3,600            2,939             6,411
    Equity in earnings from unconsolidated ventures. .            2,422            1,840               959
    Other income . . . . . . . . . . . . . . . . . . .              738              195               255
                                                               --------         --------          --------
                                                                 77,577           57,191            51,952
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . .           61,946           49,132            48,588
    Depreciation and amortization. . . . . . . . . . .            4,291            2,710             2,148
                                                               --------         --------          --------
          Operating profits. . . . . . . . . . . . . .         $ 11,340            5,349             1,216
                                                               ========         ========          ========
  Identifiable assets. . . . . . . . . . . . . . . . .         $ 52,883           54,798
                                                               ========         ========
Total segment revenue. . . . . . . . . . . . . . . . .         $226,432          160,653           139,988
Intersegment revenue eliminations. . . . . . . . . . .           (1,659)          (1,200)           (1,370)
                                                               --------         --------          --------
          Total revenue. . . . . . . . . . . . . . . .         $224,773          159,453           138,618
                                                               ========         ========          ========




                                          LA SALLE PARTNERS INCORPORATED

                        NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED

                                                                 1997             1996              1995
                                                               --------         --------          --------

Total segment operating expenses . . . . . . . . . . .         $191,318          133,752           119,872
Intersegment operating expense eliminations. . . . . .           (1,659)          (1,200)           (1,370)
                                                               --------         --------          --------
          Total operating expenses . . . . . . . . . .         $189,659          132,552           118,502
                                                               ========         ========          ========
          Total operating profits. . . . . . . . . . .         $ 35,114           26,901            20,116
                                                               ========         ========          ========





























                      LA SALLE PARTNERS INCORPORATED

     The Company maintains operations and provides services outside of the United States. International revenue aggregated $25,621, $7,676 and $5,164 in 1997, 1996 and 1995, respectively. Identifiable assets of such operations aggregated $22,859 and $26,702 at December 31, 1997 and 1996, respectively.

(6) PROFORMA CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The following pro forma consolidated and combined statements of earnings give effect to the acquisition of the common stock of Galbreath, as adjusted for the Tenant Representation and Investment Banking units which were not acquired, the incorporation of the Company and the initial public offering, including the receipt and application of the net proceeds therefrom to repay long-term indebtedness and related interest, as if these events occurred on January 1, 1996.

     The pro forma adjustments are based upon available information and certain assumptions that management of the Company believes are reasonable. The pro forma consolidated and combined financial statements are not necessarily indicative of what the actual results of operations would have been for the 12 month periods ended December 31, 1997 and 1996 had the Company completed the acquisition of the Galbreath common stock and consummated its conversion to corporate form and the Offering transactions as of the dates indicated nor does it purport to represent the future financial position or results of operations of the Company.

        PRO FORMA CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

              TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                (UNAUDITED)

                                               1997               1996
                                            ----------         ----------
Revenue:
  Fee based services . . . . . . . .       $   227,762            183,349
  Equity in earnings from
    unconsolidated ventures. . . . .             3,311              3,792
  Other income . . . . . . . . . . .             1,911              2,257
                                            ----------         ----------
      Total revenue. . . . . . . . .           232,984            189,398

Operating expenses:
  Compensation and benefits. . . . .           127,210            104,294
  Operating, administrative,
    and other. . . . . . . . . . . .            61,367             47,480
  Depreciation and amortization. . .             9,756              7,447
                                            ----------         ----------
      Total operating expenses . . .           198,333            159,221
                                            ----------         ----------

                      LA SALLE PARTNERS INCORPORATED

                                               1997               1996
                                            ----------         ----------

      Operating profits. . . . . . .            34,651             30,177
Interest expense . . . . . . . . . .             1,000              1,075
                                            ----------         ----------
      Earnings before provision
        for income taxes . . . . . .            33,651             29,102

Net provision for income taxes . . .            12,956             11,204
                                            ----------         ----------
      Net earnings . . . . . . . . .        $   20,695             17,898
                                            ==========         ==========
Basic earnings per common share. . .        $     1.28               1.10
                                            ==========         ==========
Weighted average shares
  outstanding. . . . . . . . . . . .        16,200,000         16,200,000
                                            ==========         ==========

Diluted earnings per
  common share . . . . . . . . . . .        $     1.27               1.10
                                            ==========         ==========
Diluted weighted average
  shares outstanding . . . . . . . .        16,329,555         16,329,555
                                            ==========         ==========


     Pro forma total revenue and operating expenses for Galbreath include activities such as property management and leasing, facility management and development management. Additional adjustments to operating expenses were made for estimated incremental general and administrative costs associated with operations as a public company totaling $563 and $750 for 1997 and 1996, respectively. As a result of the repayment of the Company's long-term notes payable out of the proceeds of the Offering, the related actual interest expense totaling $2,955 and $4,655 for 1997 and 1996, respectively, has been eliminated in the pro forma results. The pro forma results further include an additional provision for income taxes totaling $7,677 and $9,787 for 1997 and 1996, respectively, giving effect to the conversion of the Company and Galbreath to taxable entities.

                      LA SALLE PARTNERS INCORPORATED

(7)  INVESTMENTS IN REAL ESTATE VENTURES

     The Company has invested in certain real estate ventures that own and operate commercial real estate. These investments include noncontrolling general and limited partnership ownership interests generally ranging from less than 1% to 49.5% of the respective ventures. The Company has made initial capital contributions to the ventures and has remaining commitments to certain ventures for additional capital contributions of approximately $11,075 as of December 31, 1997. Substantially all venture interests are held by corporate subsidiaries of the Company. Accordingly, the Company's exposure to liabilities and losses of the ventures is limited to its initial and remaining commitments.

     Such investments have been accounted for under the equity method of accounting in the accompanying Consolidated and Combined Financial Statements. As such, the Company recognizes its share of the underlying profits and losses of the ventures as revenue in the accompanying Consolidated and Combined Statements of Earnings. The Company generally is entitled to operating distributions in accordance with its respective ownership interests.

     Summarized combined financial information for the above unconsolidated ventures is presented below:

                                      1997          1996          1995
                                   ----------    ----------    ----------
Balance Sheet:
    Investments in real estate . . .$1,236,217     1,043,074
    Total assets . . . . . . . . . .$1,406,236     1,167,413
                                    ==========    ==========
    Mortgage indebtedness. . . . . .$  579,310       567,971
    Total liabilities. . . . . . . .$  631,807       617,635
                                    ==========    ==========
    Total equity . . . . . . . . . .$  774,429       549,778
                                    ==========    ==========

Investments in unconsolidated
  ventures . . . . . . . . . . . . .$   17,100        12,562

Statements of Operations:
    Revenues . . . . . . . . . . . .$  288,709       212,048      187,720
    Net earnings . . . . . . . . . .$   96,725        35,333       31,783
                                    ==========    ==========   ==========
Equity in earnings from
  unconsolidated ventures. . . . . .$    3,238         3,220        3,130
                                    ==========    ==========   ==========

     During 1997, the Company made loans to certain of these real estate ventures, of which $4,716 was outstanding at December 31, 1997 and is included in other receivables in the accompanying Consolidated and Combined Balance Sheet. These notes, which carried an interest rate of approximately 9.0%, were substantially repaid in January 1998. The Company also has investments that are accounted for using the cost method that totaled $980 and $1,125 at December 31, 1997 and 1996, respectively. Certain of the Company's capital contributions to the ventures are represented by notes payable that totaled $618 and $1,008 at December 31, 1997 and 1996, respectively. Such notes are generally interest bearing and mature in 2000.

                      LA SALLE PARTNERS INCORPORATED

(8)  DEBT

     CREDIT FACILITY

     In November 1997, the Company replaced its $70,000 credit agreement, which consisted of a short-term revolving line of credit and a long-term facility, with a $150,000, five year unsecured revolving credit facility. The facility is guaranteed by certain of the Company's subsidiaries and is available for working capital, co-investment and acquisitions. The Company must maintain a certain level of consolidated net worth and ratio of funded debt to earnings before interest expense, income taxes, depreciation and amortization expense, and must meet a minimum fixed charge coverage ratio. The Company is restricted from incurring certain levels of indebtedness to lenders outside of the facility, disposing of a significant portion of its assets, and is subject to lender approval on certain levels of co-investment. The facility bears variable rates of interest based on market rates and requires the Company to pay a commitment fee of .15% per annum on the unused portion of the commitment. The Company's effective interest rate was 6.73% and 6.85% in 1997 and 1996, respectively. The Company had no outstanding debt on the facility at December 31, 1997 compared with $6,500 and $27,402 on the short-term and long-term facility, respectively, at December 31, 1996.

     SUBORDINATED LOANS

     Subordinated loans consisted of Class A and Class B unsecured notes payable to two former limited partners of the Predecessor Partnerships. The amounts outstanding on the Class A and Class B notes, which were $37,213 at December 31, 1996, were repaid out of the proceeds of the Offering.

(9)  LEASES

     The Company leases office space in various buildings for its own use with remaining lease terms ranging from one to nine years. The terms of these operating leases provide for the Company to pay base rent and a share of increases in operating expenses and real estate taxes in excess of defined amounts.

     Minimum future lease payments (i.e., base rent) due in each of the next five years ending December 31 are as follows:

                                        AMOUNT
                                        ------
            1998 . . . . . . . . . .   $ 4,556
            1999 . . . . . . . . . .     4,475
            2000 . . . . . . . . . .     4,450
            2001 . . . . . . . . . .     3,748
            2002 . . . . . . . . . .     3,221
            Thereafter . . . . . . .    10,912
                                       -------
                                       $31,362
                                       =======

     Rent expense was $7,146, $6,117 and $5,597, during 1997, 1996 and
1995, respectively. Of these amounts, $218, and $2,560 were paid to affiliates during 1996 and 1995, respectively.

                      LA SALLE PARTNERS INCORPORATED

(10) INCOME TAXES

     For the period prior to the incorporation of the Predecessor Partnerships, the accompanying Consolidated and Combined Statements of Earnings include a federal and state income tax provision for wholly owned corporate subsidiaries and a state tax provision for certain states that require partnerships to pay income taxes. For the period January 1, 1997 through July 21, 1997, such amounts aggregated $1,112. No other provision for income taxes was made for those periods as the liability for such taxes would have been that of the respective partners of the Predecessor Partnerships. As a result of the Company's conversion from partnership to corporate form in July 1997, a tax benefit of $6,842 was recognized related to deferred tax assets recorded in accordance with the provisions of SFAS No. 109 arising from temporary differences between the book and tax basis of the Company's assets and liabilities at the date of conversion.

     Subsequent to conversion, the Company's provision for income taxes aggregated $11,009 and consisted of the following:

                           Current       Deferred          Total
                           -------       --------         -------

  U.S. Federal . . . .      $3,930          2,656         $ 6,586
  State and local. . .         823          1,000           1,823
  Foreign. . . . . . .       2,600           --             2,600
                            ------         ------         -------
                            $7,353          3,656         $11,009
                            ======         ======          ======

     Income tax expense for the period subsequent to conversion differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes ($28,596 for the period July 22, 1997 through December 31, 1997) as a result of the following:

  Computed "expected" tax expense. . . .       $10,009         35.0%
  Increase (reduction) in income
    taxes resulting from:
      State and local income taxes,
        net of federal income
        tax benefit. . . . . . . . . . .        1,185           4.1%
      Amortization of goodwill . . . . .         (573)         (2.0%)
      Other, net . . . . . . . . . . . .          388           1.4%
                                              -------          -----
                                              $11,009          38.5%
                                              =======          =====

                      LA SALLE PARTNERS INCORPORATED

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                          December 31,     July 22,
                                             1997            1997
                                          -----------     ----------
Deferred Tax Assets:
  Foreign tax credit carryforwards . .         $2,600          --
  Accrued expenses . . . . . . . . . .          2,205          7,139
  Property and equipment . . . . . . .          1,397          1,166
  Allowances for uncollectible
    accounts . . . . . . . . . . . . .          2,208          2,208
  Other. . . . . . . . . . . . . . . .            554          1,475
                                               ------         ------

                                               $8,964         11,988
                                               ======         ======
Deferred Tax Liabilities:
  Investments in real estate
    ventures . . . . . . . . . . . . .         $2,820          2,602
  Other. . . . . . . . . . . . . . . .          1,065            651
                                               ------         ------
                                               $3,885          3,253
                                               ======         ======

     There is no valuation allowance for deferred tax assets as of December 31, 1997. In assessing whether the deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     As of December 31, 1997, the Company has available $2,600 of foreign tax credit carryforwards for U.S federal income tax purposes, which expire in 2002. Current income taxes receivable at December 31, 1997 was $916.

                      LA SALLE PARTNERS INCORPORATED

(11)  STOCK OPTION AND STOCK COMPENSATION PLANS

     RETIREMENT PLAN

     The Company has a qualified profit sharing plan that incorporates IRC
Section 401(k) for its eligible employees. Contributions under the qualified profit sharing plan are made via a combination of employer match and an annual contribution on behalf of eligible employees. Included in the accompanying Consolidated and Combined Statements of Earnings for the years ended December 31, 1997, 1996 and 1995 are contributions of $1,652, $1,009 and $689, respectively.

     Related trust assets of the Plan are managed by trustees and are excluded from the accompanying Consolidated and Combined Financial Statements.

     STOCK AWARD AND INCENTIVE PLAN

     In 1997, the Company adopted a stock award and incentive plan that provides for the granting of options to eligible participants of the Company to purchase a specified number of shares of common stock. Under the plan, the total number of shares of common stock available to be issued is 2,215,000. The options are granted at the market value of common stock at the date of grant. The options vest at such times and conditions as the Compensation Committee of the Board of Directors of the Company determines and sets forth in the award agreement. Such options granted in 1997 vest over a period of one to six years. Certain options having a six-year vesting period are subject to an accelerated vesting schedule based on the future average stock price. At December 31, 1997, there were 1,477,000 additional shares available for grant under the stock award and incentive plan. In January 1998, the Company issued 373,677 additional options.

     The per share weighted-average fair value of options granted during 1997 was $11.63 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.00%, risk-free interest rate of 6.95%, expected life from six to nine years, and expected volatility rate of 16.50%. The options granted in 1997 have a contractual term of seven to 10 years.

     The Company accounts for its stock option and compensation plans under the provisions of SFAS No. 123, which allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and net income per share disclosures for employee option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25 in accounting for its stock award and incentive plan, and, accordingly, no compensation cost has been recognized for its stock award and incentive plan in the Consolidated and Combined Financial Statements. Had the Company determined compensation cost based upon the fair value at the date of grant for its options as set forth under SFAS No. 123, the Company's net earnings basic earnings per common share and diluted earnings per common share for the period July 22, 1997 through December 31, 1997, would have been $23,924, $1.48 and $1.47, respectively.

                      LA SALLE PARTNERS INCORPORATED

Stock option activity during 1997 is as follows:

                                          Shares        Weighted-
                                          (000)         Average
                                          ------        ---------

Outstanding at beginning of year . . .      --           $  --
Granted. . . . . . . . . . . . . . . .     740.5           23.29
Exercised. . . . . . . . . . . . . . .      --              --
Forfeited. . . . . . . . . . . . . . .      (2.5)          23.00
                                           -----
Outstanding at end of year . . . . . .     738.0          $23.29
                                           =====

     At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $23.00-$35.06 and 9.5 years, respectively. At December 31, 1997, none of the options were exercisable.

     OTHER STOCK COMPENSATION PROGRAMS

     The Company maintains other stock compensation programs for eligible employees. Under these plans, the employee contributions for stock purchases will be enhanced by the Company through an additional contribution of 15%. Employee contributions vest immediately while Company contributions are subject to various vesting periods. The related compensation cost is amortized to expense over the vesting period.

(12) TRANSACTIONS WITH AFFILIATES

     Certain employees of the Company have an ownership interest in Diverse Real Estate Holdings Limited Partnership ("Diverse"). Diverse has an ownership interest in and operates investment assets, primarily as the managing general partner of real estate ventures. Included in the accompanying Consolidated and Combined Balance Sheets is a long-term receivable, net of allowance, from Diverse totaling $1,663 and $2,413 at December 31, 1997 and 1996, respectively.

     Certain officers of the Company are trustees for real estate funds that were organized by a subsidiary. The Company earns advisory and management fees for services rendered to the funds. Included in the accompanying Consolidated and Combined Financial Statements are revenues of $4,209, $10,306 and $10,502 for 1997, 1996 and 1995, respectively, as well as receivables of $496 and $1,292 at December 31, 1997 and 1996, respectively, related to such services.

     The Company also earns fees and commissions for services rendered to affiliates of Dai-Ichi Life Property Holdings, Inc. and Galbreath Holdings, LLC, two significant stockholders, real estate ventures in which the Company has an equity interest, and ventures in which Diverse has an ownership interest. Included in the accompanying Consolidated and Combined Financial Statements are revenues from such affiliates of $32,957, $18,866 and $17,310 for 1997, 1996 and 1995, respectively, as well as receivables for reimbursable expenses and revenues as of December 31, 1997 and 1996 of $6,159 and $5,746, respectively.

                      LA SALLE PARTNERS INCORPORATED

    NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONCLUDED


(13) COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance. In the opinion of management, the ultimate resolution of such litigation matters will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.


(14) SUBSEQUENT EVENTS

     On January 2, 1998, the Company acquired the project management business of Satulah Group Inc., a national project and facility management service provider for approximately $6,400.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


     The following table sets forth certain unaudited combined statements of earnings data for each of the Company's last eight quarters. In the opinion of management, this information has been presented on the same basis as the audited consolidated and combined financial statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments and accruals, that the Company considers necessary for a fair presentation. The unaudited consolidated and combined quarterly information should be read in conjunction with the Company's Consolidated and Combined Financial Statements and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.


                                          LA SALLE PARTNERS INCORPORATED

                                               QUARTERLY INFORMATION
                                                     UNAUDITED
                                                                                1997
                                                         -------------------------------------------------------
                                                        March 31     June 30    Sept. 30    Dec. 31       Year
                                                        --------    --------    --------    --------    --------
Revenue (1)(2):
  Management Services. . . . . . . . . . . . . . . . .  $ 10,782      18,839      22,067      34,672    $ 86,360
  Corporate and Financial Services . . . . . . . . . .     4,527      14,339      12,996      28,975      60,837
  Investment Management. . . . . . . . . . . . . . . .    16,397      24,740      16,795      19,644      77,576
                                                        --------    --------    --------    --------    --------

        Total revenue. . . . . . . . . . . . . . . . .  $ 31,706      57,918      51,858      83,291    $224,773

Operating profits (loss) (1) . . . . . . . . . . . . .  $ (3,272)      9,203       5,951      23,232    $ 35,114

Net earnings (loss). . . . . . . . . . . . . . . . . .  $ (4,719)      6,940       7,610      16,009    $ 25,840

Basic earnings per common share (3). . . . . . . . . .                           $  0.51        0.99        1.50

Diluted earnings per common share (3). . . . . . . . .                           $  0.51        0.98        1.49


                                                                                1996
                                                         -------------------------------------------------------
                                                        March 31     June 30    Sept. 30    Dec. 31       Year
                                                        --------    --------    --------    --------    --------
Revenue (1)(2):
  Management Services. . . . . . . . . . . . . . . . .  $  8,918      12,840      14,945      22,662    $ 59,365
  Corporate and Financial Services . . . . . . . . . .     3,217       6,267       8,036      25,377      42,897
  Investment Management. . . . . . . . . . . . . . . .    11,186      12,078      11,676      22,251      57,191
                                                        --------    --------    --------    --------    --------

        Total revenue. . . . . . . . . . . . . . . . .  $ 23,321      31,185      34,657      70,290    $159,453

Operating profits (loss) (1) . . . . . . . . . . . . .  $ (5,205)        420       2,923      28,763    $ 26,901

Net earnings (loss). . . . . . . . . . . . . . . . . .  $ (5,792)       (645)        923      25,478    $ 19,964






                      LA SALLE PARTNERS INCORPORATED

                     QUARTERLY INFORMATION - CONTINUED





(1)  Excludes intersegment revenue and intersegment expense.

(2)  Current and historical management revenue and operating expenses have been reclassified to reflect personnel cost reimbursements received on property or specific client assignments on a net rather than gross basis. There was no effect on operating profits or net earnings as currently or historically reported.

(3) Basic and diluted earnings per common share are based on earnings for the period from conversion to corporate from, July 22, 1997 through December 31, 1997.





                                           LASALLE PARTNERS INCORPORATED

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 ($ in thousands)





                                                            Additions
                                 Balance at       --------------------------                          Balance
                                 Beginning        Costs and          Other                            at End
Description                      of Period         Expenses         Accounts        Deductions       of Periods
-----------                      ----------       ----------       ----------       ----------       ----------

1997
Accounts Receivable
Reserves . . . . . . . . .           $1,900            2,640         1,530(B)         3,391(A)           $2,679

1996
Accounts Receivable
Reserves . . . . . . . . .            1,900              986           --               986(A)            1,900

1995
Accounts Receivable
Reserves . . . . . . . . .              --             2,732           --               832(A)            1,900


(A)  Includes primarily write-offs of uncollectible accounts

(B)  Represents reserve acquired as a result of the Galbreath acquisition










ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the material in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption "Executive
Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption "Security Ownership."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

      (a)   Financial Statements and Schedules:

            1.    Financial Statements

                  See Index to Consolidated and Combined Financial Statements in Item 8 of this report.

            2.    Financial Statement Schedule:

                  See Index to Consolidated and Combined Financial Statements in Item 8 of this report.

            3.    Exhibits

                  A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

      (b)   Reports on Form 8-K:

                  No reports on Form 8-K were files during the fourth quarter of 1997.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this report, in Item 1. "Business", Item 3. "Legal Proceedings", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other narrative text, captions, graphics, and elsewhere (such as in other reports by the Company, filings by the Company with the Securities and Exchange Commission, press releases, presentations and communications by the Company or its management and written and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, achievements, plans and objectives of the Company to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in this report, in Item 1. "Business", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, in the Company's Registration Statement (No. 333-25741) with respect to the Offering, under "Risk Factors" and elsewhere, and in other reports filed by the Company with the Securities and Exchange Commission and include, among other things, the following: (i) the impact of general economic conditions and the real estate economic climate on the Company's business and results of operations; (ii) the risk that property management and investment management agreements will be terminated prior to expiration or not renewed; (iii) the dependence of the Company's revenue from property management and leasing services on the performance of the properties managed by the Company; (iv) the risks inherent in pursuing a selective acquisition strategy; (v) the concentration of the Company's business in properties in central business districts; (vi) the risks associated with the co-investment activities of the Company; (vii) the seasonal nature of the Company's revenue, operating income and net earnings; and (viii) the competition faced by the Company in a variety of business disciplines within the commercial real estate industry. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any change in events or circumstances or in the Company's expectations or results.

                             POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of LaSalle Partners Incorporated, a Maryland corporation, and the undersigned Directors and officers of LaSalle Partners Incorporated, hereby constitutes and appoints Stuart L. Scott, Robert C. Spoerri, William E. Sullivan and Vivian I. Mumaw its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 27th day of March, 1998.


                                    LaSalle Partners Incorporated

                                          /s/ STUART L. SCOTT
                                          -----------------------------
                                    By:   Stuart L. Scott
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March, 1998.

SIGNATURE                           TITLE
---------                           -----


/S/ STUART L. SCOTT
--------------------------
Stuart L. Scott                Chairman of the Board of
                               Directors and Chief Executive
                               Officer
                               (Principal Executive Officer)

/S/ ROBERT C. SPOERRI
--------------------------
Robert C. Spoerri              President, Chief Operating
                               Officer and Director

/S/ WILLIAM E. SULLIVAN
--------------------------
William E. Sullivan            Executive Vice President,
                               Chief Financial Officer,
                               Secretary and Director
                               (Principal Financial Officer
                               and Principal Accounting Officer)

/S/ DANIEL W. CUMMINGS
--------------------------
Daniel W. Cummings             Co-President--LaSalle Advisors
                               Capital Management, Inc. and
                               Director

/S/ CHARLES K. ESLER
--------------------------
Charles K. Esler               President and Chief Executive
                               Officer--LaSalle Partners
                               Management Services, Inc.
                               and Director

/S/ M. G. ROSE
--------------------------
M. G. Rose                     President, Tenant Representation
                               Division--LaSalle Partners
                               Management Services, Inc.
                               and Director

SIGNATURE                           TITLE
---------                           -----


/S/ LYNN C. THURBER
--------------------------
Lynn C. Thurber                Co-President--LaSalle Advisors
                               Capital Management, Inc. and
                               Director


--------------------------
Earl E. Webb                   Managing Director, Investment
                               Banking Division, -- LaSalle
                               Partners Corporate & Financial
                               Services, Inc. and Director

/S/ LIZANNE GALBREATH
--------------------------
Lizanne Galbreath              Chairman, LaSalle Partners
                               Management Services, Inc. and
                               Director
/S/ DARRYL HARTLEY-LEONARD
--------------------------
Darryl Hartley-Leonard         Director


/S/ THOMAS C. THEOBALD
--------------------------
Thomas C. Theobald             Director


/S/ JOHN R. WALTER
--------------------------
John R. Walter                 Director

                               EXHIBIT INDEX


   EXHIBIT
   NUMBER         DESCRIPTION
   -------        -----------

   2.1            Subscription Agreement (Incorporated by reference to
Exhibit 2.01 to the Registrant's Registration Statement No. 333-25741).

   3.1 Articles of Amendment and Restatement of LaSalle Partners Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

   3.2            Amended and Restated Bylaws of LaSalle Partners
Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

   4.1 Form of certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.01 to the Registrant's Registration Statement No. 333-25741).

   10.1 Multicurrency Credit Agreement, dates as of November 25, 1997, among LaSalle Partners Incorporated, the Guarantors party thereto, the Banks from time to time party thereto and Harris Trust and Savings Bank, as Agent.

   10.2 Contribution and Exchange Agreement, dated as of April 21, 1997, by and among DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, LaSalle Partners Limited Partnership, LaSalle Partners Management Limited Partnership, The Galbreath Company, The Galbreath Company of California, Inc., Galbreath Holdings, LLC and the Stockholders of The Galbreath Company (Incorporated by reference to Exhibit 10.08 to the Registrant's Registration Statement No. 333-25741).

   10.3 Agreement for the sale and purchase of shares in CIN Property Management Limited, dated October 8, 1996, by and between British Coal Corporation and LaSalle Partners International (Incorporated by reference to Exhibit 10.09 to the Registrant's Registration Statement No. 333-25741).

   10.4 Asset Purchase Agreement, dated as of December 31, 1996, by and among LaSalle Construction Limited Partnership, LaSalle Partners Limited Partnership, Clune Construction Company, L.P. and Michael T. Clune (Incorporated by reference to Exhibit 10.10 to the Registrant's
Registration Statement No. 333-25741).

   10.5 LaSalle Partners Incorporated 1997 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement No. 333-42193).

   10.6 LaSalle Partners Incorporated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement No. 333-42193).

   10.7 LaSalle Partners Incorporated Stock Compensation Program (Incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement No. 333-42193).

   EXHIBIT
   NUMBER         DESCRIPTION
   -------        -----------

   10.8           Description of Management Incentive Plan

   10.9 Registration Rights Agreement, dated as of April 22, 1997, by and among the LaSalle Partners Incorporated, DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, DSA-LSPL, Inc., DSA-LSAM, Inc. and Galbreath Holdings, LLC (Incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement No. 333-25741.)

   10.10 Form of Indemnification Agreement with Executive Officers and Directors

   10.11 Consent Agreement, dated as of April 15, 1997, by and among DSA-LSPL, Inc., DSA-LSAM, Inc., DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, DEL/LaSalle Finance Company, L.L.C., LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement No. 333-25741.)

   10.12 Consent Agreement, dated as of April 22, 1997, by and among the Stockholders of The Galbreath Company and The Galbreath Company of California, Inc., Galbreath Holdings, LLC, DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, DEL/LaSalle Finance Company, L.L.C., LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement No. 333-25741.)

   21.1           List of Subsidiaries

   23.1           Consent of KPMG Peat Marwick LLP, independent auditors

   24.1 Power of Attorney (Set forth on page preceding signature page of this report.)

   27.1           Financial Data Schedule