Form 10-Q
period 1998-03-31
LASALLE PARTNERS INC
filed 1998-05-01
CIK 1037976

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                  OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM __________ TO __________


                    Commission file number 1-13145



                     LASALLE PARTNERS INCORPORATED
         -----------------------------------------------------
        (Exact name of registrant as specified in its charter)



             Maryland                          36-4150422
      -------------------------    ---------------------------------
      (State or other jurisdic-    (IRS Employer Identification No.)
      tion of incorporation or
      organization)



 200 East Randolph Drive, Chicago, IL           60601
---------------------------------------       ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
               Class                             May 1, 1998
               -----                           --------------

     Common Stock ($0.01 par value)              16,200,000

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . .     13

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk. . . . . . . . . . . . . . . . . . .     18

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . .     18

Item 5.    Other Matters. . . . . . . . . . . . . . . . . .     18

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     19

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                    LA SALLE PARTNERS INCORPORATED
                      CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 1998 AND DECEMBER 31, 1997
                  ($ in thousands, except share data)
                              (UNAUDITED)


                                           MARCH 31,   DECEMBER 31,
                                             1998         1997
                                           ---------   -----------
ASSETS
------
Current assets:
  Cash and cash equivalents . . . . . . .   $ 13,474        30,660
  Trade receivables, net. . . . . . . . .     76,427        80,565
  Notes receivable. . . . . . . . . . . .     10,285         6,995
  Other receivables . . . . . . . . . . .      5,937         2,400
  Prepaid expenses. . . . . . . . . . . .      1,368         2,055
  Deferred tax benefit. . . . . . . . . .      5,104         5,104
                                          ----------     ---------
          Total current assets. . . . . .    112,595       127,779

Property and equipment, at cost,
  less accumulated depreciation of
  $29,400 and $28,993 in 1998 and 1997,
  respectively. . . . . . . . . . . . . .     17,317        16,098

Intangibles resulting from
  business acquisitions, net of
  accumulated amortization of $6,798
  and $5,698 in 1998 and 1997,
  respectively. . . . . . . . . . . . . .     55,111        50,366
Investments in real estate ventures . . .     26,735        18,080
Long-term receivables, net. . . . . . . .      6,140         6,607
Other assets, net . . . . . . . . . . . .        932           957
                                            --------    ----------
                                            $218,830       219,887
                                            ========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and
    accrued liabilities . . . . . . . . .   $ 29,087        25,781
  Accrued compensation. . . . . . . . . .      9,970        40,163
  Other liabilities . . . . . . . . . . .      4,394         6,100
                                          ----------    ----------
          Total current liabilities . . .     43,451        72,044

Long-term credit facility . . . . . . . .     30,519         --

Other long-term liabilities . . . . . . .      1,108           946

Commitments and contingencies
                                          ----------    ----------
          Total liabilities . . . . . . .     75,078        72,990

                    LA SALLE PARTNERS INCORPORATED
                CONSOLIDATED BALANCE SHEETS - CONTINUED

                 MARCH 31, 1998 AND DECEMBER 31, 1997
                  ($ in thousands, except share data)
                              (UNAUDITED)


                                           MARCH 31,   DECEMBER 31,
                                             1998         1997
                                          ----------   -----------
Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    16,200,000 shares issued and
    outstanding . . . . . . . . . . . . .        162           162
  Additional paid-in capital. . . . . . .    121,778       121,778
  Retained earnings . . . . . . . . . . .     20,887        24,327
  Accumulated other comprehensive
    income. . . . . . . . . . . . . . . .        925           630
                                            --------    ----------
          Total stockholders' equity. . .    143,752       146,897
                                            --------    ----------
                                            $218,830       219,887
                                            ========    ==========











































See accompanying notes to consolidated and combined financial statements.

                                      LA SALLE PARTNERS INCORPORATED
                 CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    ($ in thousands, except share data)
                                                (UNAUDITED)
                                                                                 1998            1997
                                                                              ----------       --------
Revenue:
  Fee-based services. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   49,902         30,136
  Equity in earnings from unconsolidated ventures . . . . . . . . . . . . .          692          1,394
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          471            176
                                                                              ----------       --------
        Total revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .       51,065         31,706
Operating Expenses:
  Compensation and benefits . . . . . . . . . . . . . . . . . . . . . . . .       37,353         23,581
  Operating, administrative and other . . . . . . . . . . . . . . . . . . .       16,445          9,623
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .        2,616          1,774
                                                                              ----------       --------
        Total operating expenses. . . . . . . . . . . . . . . . . . . . . .       56,414         34,978
                                                                              ----------       --------
        Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,349)        (3,272)
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          244          1,695
                                                                              ----------       --------
        Loss before benefit for income taxes. . . . . . . . . . . . . . . .       (5,593)        (4,967)
Net benefit for income taxes. . . . . . . . . . . . . . . . . . . . . . . .       (2,153)          (248)
                                                                              ----------       --------
        Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   (3,440)        (4,719)
                                                                              ==========       ========
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments. . . . . . . . . . . . . . . . .          295           (483)
                                                                              ----------       --------

Comprehensive income (loss) . . . . . . . . . . . . . . . . . . . . . . . .   $   (3,145)        (5,202)
                                                                              ==========       ========
Basic earnings (loss) per common share (1). . . . . . . . . . . . . . . . .   $     (.21)
                                                                              ==========
Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . .   16,200,000
                                                                              ==========
Diluted earnings (loss) per common Share (1). . . . . . . . . . . . . . . .   $     (.21)
                                                                              ==========
Diluted weighted average shares outstanding . . . . . . . . . . . . . . . .   16,359,961
                                                                              ==========

(1)     Earnings per share has not been presented for the three months ended March 31, 1997 as the
        Company's conversion to corporate form did not occur until July 22, 1997.

                 See accompanying notes to consolidated and combined financial statements.

                                      LA SALLE PARTNERS INCORPORATED
                       CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                            PERIODS ENDED MARCH 31, 1998 AND DECEMBER 31, 1997
                                    ($ in thousands, except share data)
                                                (UNAUDITED)
                                                                      Partners'
                                                                       Capital      Effect of
                            Common Stock      Additional  Retained    (Deficit)     Cumulative
                         -------------------    Paid-In   Earnings   Predecessor   Translation
                           Shares     Amount    Capital   (Deficit)  Partnerships   Adjustment    Total
                         ----------   ------  ----------  ---------  ------------  -----------  ---------
Balances at January 1,
  1997. . . . . . . . . .     --       --          --         --        $ 23,148        1,099     24,247

   Net earnings (through
    July 21, 1997). . . .     --       --          --         --           1,513         --        1,513
   Distributions. . . . .     --       --          --         --         (14,835)        --      (14,835)
   Acquisition of the
    Galbreath Company
    common stock. . . . .     --       --          --         --          29,292         --       29,292
   Effect of the
    reorganization. . . .12,200,000    $ 122     38,996       --         (39,118)        --         --
   Net proceeds from the
    initial Offering. . . 4,000,000       40     82,782       --            --           --       82,822
   Other. . . . . . . . .     --       --          --         --            --           (565)      (565)
                         ----------   ------   --------     ------       -------       ------   --------
Balances after the
  reorganization and
  initial Offering. . . .16,200,000      162    121,778       --            --            534    122,474

   Net earnings (July 22,
     1997 through
     December 31, 1997) .     --        --         --       24,327          --           --       24,327
   Other. . . . . . . . .     --        --         --         --            --             96         96
                         ----------   ------   --------     ------       -------       ------   --------
Balances at December 31,
  1997. . . . . . . . . .16,200,000      162    121,778     24,327          --            630    146,897

   Net loss . . . . . . .     --        --         --       (3,440)         --           --       (3,440)
   Other. . . . . . . . .     --        --         --         --            --            295        295
                         ----------   ------   --------     ------       -------       ------   --------
Balances at March 31,
  1998. . . . . . . . . .16,200,000   $  162    121,778     20,887          --            925    143,752
                         ==========   ======   ========     ======       =======       ======   ========

                 See accompanying notes to consolidated and combined financial statements.

                    LA SALLE PARTNERS INCORPORATED
          CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                           ($ in thousands)
                              (UNAUDITED)


                                                   1998        1997
                                                 --------    --------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . .  $ (3,440)     (4,719)
  Reconciliation of net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization . . . . . . .     2,616       1,774
    Equity in earnings from unconsolidated
      ventures. . . . . . . . . . . . . . . . .      (692)     (1,394)
    Provision for loss on receivables and
      other assets. . . . . . . . . . . . . . .     1,043       1,140
    Operating distributions from
      real estate ventures  . . . . . . . . . .       557         386
  Changes in:
    Receivables . . . . . . . . . . . . . . . .       515      33,123
    Prepaid expenses and other assets . . . . .       702          15
    Accounts payable, accrued liabilities and
      accrued compensation. . . . . . . . . . .   (29,518)    (35,003)
                                                 --------    --------
        Net cash used in
          operating activities. . . . . . . . .   (28,217)     (4,678)

Cash flows provided by (used in) investing
 activities:
  Net capital additions - property and
    equipment . . . . . . . . . . . . . . . . .    (2,863)       (981)
  Acquisition of business-Satulah Group Inc.. .    (5,465)      --
  Investments in real estate ventures:
    Capital contributions and advances to
      real estate ventures. . . . . . . . . . .   (11,549)     (2,206)
    Distributions, repayments of advances
      and sale of investments . . . . . . . . .       321       1,149
                                                 --------    --------
        Net cash used in investing activities .   (19,556)     (2,038)

Cash flows provided by (used in) financing
 activities:
  Net borrowings under credit facility. . . . .    30,519      12,100
  Distributions to partners . . . . . . . . . .     --         (4,395)
                                                 --------    --------
        Net cash provided by
          financing activities. . . . . . . . .    30,519       7,705

Effects of foreign currency translation
  on cash balances. . . . . . . . . . . . . . .        68        (102)
                                                 --------    --------
Net increase (decrease) in cash
  and cash equivalents. . . . . . . . . . . . .   (17,186)        887
Cash and cash equivalents, January 1. . . . . .    30,660       7,207
                                                 --------    --------
Cash and cash equivalents, March 31 . . . . . .  $ 13,474       8,094
                                                 ========    ========


Supplemental disclosure of cash flow information:
  Combined interest paid was $162 and $773 for March 31, 1998 and 1997, respectively.



See accompanying notes to consolidated and combined financial statements.

                    LA SALLE PARTNERS INCORPORATED
        NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997
                  ($ in thousands, except share data)
                              (UNAUDITED)


     Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 1997, which are included in the Company's 1997 Form 10-K, filed with the Securities and Exchange Commission, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  ORGANIZATION

     LaSalle Partners Incorporated [successor to LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (collectively, the "Predecessor Partnerships"] was incorporated in Maryland on April 15, 1997, (collectively referred to as the "Company"). On
July 22, 1997, the Company completed an initial public offering (the "Offering") of 4,000,000 shares of LaSalle Partners Incorporated common stock, $.01 par value per share (the "Common Stock"). In addition, all of the partnership interests held in the Predecessor Partnerships were contributed to the Company, pursuant to agreements among the general and limited partners, in exchange for an aggregate of 12,200,000 shares of common stock. The contribution occurred immediately prior to the closing of the Offering. The 4,000,000 shares were offered at $23 per share, aggregating $82,822, net of offering costs, of which $63,490 was used to retire long-term debt and related interest.

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

(2)  INTERIM INFORMATION

     The consolidated and combined financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated and combined financial statements for these interim periods have been included. The results for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be obtained for the full fiscal year.

(3)  INCOME TAXES

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

     For the period prior to the incorporation of the Predecessor Partnerships, the accompanying Consolidated and Combined Statements of Earnings and Comprehensive Income include a federal and state income tax provision for wholly-owned corporate subsidiaries and a state tax provision for certain states which require partnerships to pay income taxes. No other provision for income taxes was made for those periods as the liability for such taxes would have been that of the respective partners.

(4)  EARNINGS PER SHARE

     Basic earnings per share was based on weighted average shares outstanding of 16,200,000 for the period. Diluted earnings per share was based on weighted average shares outstanding of 16,359,961 for the period, which reflects an increase of 159,961 shares representing the dilutive effect of outstanding stock options whose exercise price was less than the average market price of the Company's stock for the period.

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

     Summarized unaudited financial information by business segment for the three month periods ended March 31, 1998 and 1997 is as follows:

                                                      SEGMENT
                                                   OPERATING RESULTS
                                                 --------------------
                                                   1998        1997
                                                 --------    --------
MANAGEMENT SERVICES:
  Revenue:
    Property and facility management fees . . .  $ 10,291       7,143
    Leasing fees. . . . . . . . . . . . . . . .     1,813       1,173
    Development management fees . . . . . . . .     2,218       1,111
    Project management fees . . . . . . . . . .     3,856       1,308
    Intersegment revenue. . . . . . . . . . . .        71          25
    Other income. . . . . . . . . . . . . . . .       190          47
                                                 --------    --------
                                                   18,439      10,807

                                                      SEGMENT
                                                   OPERATING RESULTS
                                                 --------------------
                                                   1998        1997
                                                 --------    --------

  Operating expenses:
    Compensation, operating and administrative
      expenses. . . . . . . . . . . . . . . . .    25,917      12,542
    Depreciation and amortization . . . . . . .     1,426         512
                                                 --------    --------
        Operating loss. . . . . . . . . . . . .  $ (8,904)     (2,247)
                                                 ========    ========

CORPORATE & FINANCIAL SERVICES:
  Revenue:
    Tenant representation . . . . . . . . . . .  $  3,468       2,976
    Investment banking. . . . . . . . . . . . .     5,028         612
    Land fees . . . . . . . . . . . . . . . . .       541         701
    Construction operations . . . . . . . . . .       250         205
    Equity in earnings from unconsolidated
      ventures. . . . . . . . . . . . . . . . .        (5)      --
    Other income. . . . . . . . . . . . . . . .        76          33
                                                 --------    --------
                                                    9,358       4,527
  Operating expenses:
    Compensation, operating and administrative
      expenses. . . . . . . . . . . . . . . . .    11,988       7,996
    Depreciation and amortization . . . . . . .       290         218
                                                 --------    --------
        Operating loss. . . . . . . . . . . . .  $ (2,920)     (3,687)
                                                 ========    ========
INVESTMENT MANAGEMENT:
  Revenue:
    Advisory fees . . . . . . . . . . . . . . .  $ 21,485      14,402
    Acquisition fees. . . . . . . . . . . . . .       952         505
    Equity in earnings from unconsolidated
      ventures. . . . . . . . . . . . . . . . .       697       1,394
    Other income. . . . . . . . . . . . . . . .       205          96
                                                 --------    --------
                                                   23,339      16,397
  Operating expenses:
    Compensation, operating and administrative
      expenses. . . . . . . . . . . . . . . . .    15,964      12,691
    Depreciation and amortization . . . . . . .       900       1,044
                                                 --------    --------
        Operating income. . . . . . . . . . . .  $  6,475       2,662
                                                 ========    ========

Total segment revenue . . . . . . . . . . . . .  $ 51,136      31,731
Intersegment revenue eliminations . . . . . . .       (71)        (25)
                                                 --------    --------
        Total revenue . . . . . . . . . . . . .  $ 51,065      31,706
                                                 ========    ========

Total segment operating expenses. . . . . . . .  $ 56,485      35,003
Intersegment operating expense eliminations . .       (71)        (25)
                                                 --------    --------
        Total operating expenses. . . . . . . .  $ 56,414      34,978
                                                 ========    ========

        Total operating loss. . . . . . . . . .  $ (5,349)     (3,272)
                                                 ========    ========

(6)   PRO FORMA FINANCIAL INFORMATION

     The following pro forma consolidated and combined statements of earnings give effect to the acquisition of the common stock of Galbreath, as adjusted for the Tenant Representation and Investment Banking units which were not acquired, the provision for income taxes as though the Company and Galbreath were taxable entities at an effective tax rate of 38.5%, the conversion of the Company to corporate form and the initial public offering, including the receipt and application of the net proceeds therefrom to repay long-term indebtedness and related interest, as if these events occurred on January 1, 1997.

     The pro forma adjustments are based upon available information and certain assumptions that management of the Company believes are reasonable. The pro forma consolidated and combined financial statements are not necessarily indicative of what the actual results of operations would have been for the three month period ended March 31, 1997 had the Company completed the acquisition of the Galbreath common stock and consummated its conversion to corporate form and the Offering transactions as of the dates indicated nor does it purport to represent the future financial position or results of operations of the Company. The three month period ended March 31, 1998 represents the Company's actual results of operations.

                                         ACTUAL          PRO FORMA
                                          1998             1997
                                       ----------       ----------
Revenue:
  Fee-based services. . . . . .        $   49,902           36,509
  Equity in earnings from
    unconsolidated ventures . .               692            1,467
  Other income. . . . . . . . .               471              342
                                       ----------       ----------
          Total revenue . . . .            51,065           38,318

Operating expenses:
  Compensation and benefits . .            37,353           27,396
  Operating, administrative
    and other . . . . . . . . .            16,445           11,521
  Depreciation and amortization             2,616            2,286
                                       ----------       ----------
          Total operating
            expenses. . . . . .            56,414           41,203
                                       ----------       ----------
          Operating loss. . . .            (5,349)          (2,885)

Interest expense. . . . . . . .               244              265
                                       ----------       ----------
          Loss before benefit
            for income taxes. .            (5,593)          (3,150)

Net benefit for income taxes. .            (2,153)          (1,213)
                                       ----------       ----------
          Net loss. . . . . . .        $   (3,440)          (1,937)
                                       ==========       ==========
Basic earnings (loss) per
  common share. . . . . . . . .        $    (0.21)           (0.12)
                                       ==========       ==========
Weighted average shares
  outstanding . . . . . . . . .        16,200,000       16,200,000
                                       ==========       ==========
Diluted earnings (loss) per
  common share. . . . . . . . .        $    (0.21)           (0.12)
                                       ==========       ==========
Diluted weighted average
  shares outstanding. . . . . .        16,359,961       16,328,999
                                       ==========       ==========

     Pro forma total revenue and operating expenses for Galbreath include activities such as property management and leasing, facility management and development management. Additional adjustments to operating expenses were made for estimated incremental general and administrative costs associated with operations as a public company totaling $188 for 1997. As a result of the repayment of the Company's long-term notes payable out of the proceeds of the Offering, the related actual interest expense totaling $1,430 for 1997 has been eliminated in the pro forma results. The pro forma results further include an additional benefit for income taxes totaling $965 for 1997 giving effect to the conversion of the Company and Galbreath to taxable entities.

(7)  DEBT

     CREDIT FACILITY

     In November 1997, the Company replaced its $70 million credit agreement, which consisted of a short-term revolving line of credit and a long-term facility, with a $150 million, five year unsecured revolving credit facility. The facility is guaranteed by certain of the Company's subsidiaries and is available for working capital, co-investment and acquisitions. The Company must maintain a certain level of consolidated net worth and ratio of funded debt to earnings before interest expense, income taxes, depreciation and amortization expense, and must meet a minimum fixed charge coverage ratio. The Company is restricted from incurring certain levels of indebtedness to lenders outside of the facility, disposing of a significant portion of its assets, and is subject to lender approval on certain levels of co-investment. The facility bears variable rates of interest based on market rates and requires the Company to pay a commitment fee of .15% per annum on the unused portion of the commitment. The Company's effective interest rate was 6.44% and 6.16% for the three months ended March 31, 1998 and 1997, respectively. The Company had $30,519 of outstanding debt on the facility at March 31, 1998 compared with no outstanding debt at December 31, 1997.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     LaSalle Partners Incorporated is a leading full-service real estate firm that provides management services, corporate and financial services and investment management services to corporations and other real estate owners and investors worldwide. The Company has grown by expanding both its client base and its range of services and products in anticipation of client needs. The Company completed its initial public offering ("Offering") on July 22, 1997, raising net proceeds of $82.8 million which were used primarily to repay the Company's long-term debt and related interest of $63.5 million. A substantial block of the Company's stock, approximately 43.5%, is owned by employees, of which approximately 20.4% is owned by senior management.

     The Company continues to pursue a growth strategy that capitalizes on existing client relationships and emerging industry trends. The key components of the growth strategy include expanding client relationships to increase the range of services provided to current clients and developing new client relationships, broadening its international presence and selectively pursuing strategic acquisitions and co-investment opportunities.

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

     The Company intends to continue to increase its co-investment with its investment management clients. This strategy should serve to grow the assets under management, generate returns on investment and create potential opportunities to provide services related to the acquisition, financing, property management, leasing and disposition of such investments. As of March 31 1998, the Company had a total investment of $26.7 million in 43 separate property or fund co-investments with additional capital commitments of $31.8 million for future fundings of co-investments.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS
ENDED MARCH 31, 1997

     REVENUE

     The Company's total revenue grew $19.4 million, or 61.1%, to $51.1 million for the three months ended March 31, 1998 from $31.7 million in the prior year period. Increased revenues were driven in part, by the acquisition of Galbreath and Satulah, and also by four additional factors: the strong U.S. economy; increased inflow of capital to the real estate market; an ongoing trend toward consolidation in many financial services businesses; and the Company's ability to cross-market real estate services to its clients. The strong economy has led to job growth, which has fueled increased demand for real estate of all types. This increased demand has produced rising rental rates and higher investment returns for owners, thereby attracting investment capital to the market. The inflow of capital has led to a high level of transaction activity, including disposition, acquisition, and financing of real estate. The consolidation in certain financial service industries has encouraged demand for national real estate and strategic planning services, including lease negotiation, space planning, move management, and tenant construction. The result has been increased activity in both the Management Services and Corporate and Financial Services businesses. The Company's ability to cross-market these services to its clients has augmented the increased revenue generated by favorable market conditions.

     These increases have been partially offset by a decline in property management, leasing and investment management fees from four multiple investor funds ("Commingled Funds") formed by the Company in the 1980s. The decline is a result of the current and continuing disposition of the funds' assets, in accordance with the strategic plan. These asset dispositions are expected to be completed by the end of 1998. Revenue generated from these funds compared with total revenue was 1.6% for the three months ended
March 31, 1998 and 6.9% for the prior year period.

     Revenue for the Company's Management Services segment, which represented 36.0% of the Company's total revenue for the three months ended March 31, 1998, increased $7.6 million, or 70.6%, to $18.4 million for the three months ended March 31, 1998 from $10.8 million in the prior year period. This increase was substantially due to the acquisition of Galbreath (with approximately 67.5 million square feet under management) and Satulah, and, to a lesser extent, to both an increase in strategic alliance clients formed by the Project Management business and a higher level of development projects being managed by the Development Management business. These increases were partially offset by a decline in revenue related to the sale of the Commingled Fund properties discussed previously.

     The Company's Corporate and Financial Services segment revenue, which represented 18.3% of the Company's total revenue for the three months ended March 31, 1998, more than doubled to $9.4 million from $4.5 million in the prior year period. This substantial increase in revenue resulted primarily from a $4.4 million increase in revenue generated by the Company's Investment Banking business.

     The Company's Investment Management segment revenue, which represented 45.7% of the Company's total revenue for the three months ended March 31, 1998, increased $6.9 million, or 42.3%, to $23.3 million for the three months ended March 31, 1998 from $16.4 million in the prior year period. The net gain in revenue was substantially attributable to increased performance fees generated on the disposition of certain assets under management. These increases were partially offset by a decline in revenue from four of the Company's Commingled Funds discussed previously.

     OPERATING EXPENSE

     The Company's operating expenses increased $21.4 million, or 61.3%, to $56.4 million for the three months ended March 31, 1998 from $35.0 million in the prior year period. Operating expenses represented 110% of total revenue for the periods ended March 31, 1998 and 1997, reflecting the accrual for incentive compensation as a result of increased revenue levels over the prior year, additional infrastructure costs related to public reporting and technology enhancements and the impact of goodwill amortization associated with the recent acquisitions. All three of the Company's segments experienced higher levels of compensation and benefits associated with increased staffing and higher incentive compensation associated with the Company's increased revenue levels.

     Operating expenses for the Company's Management Services segment increased $14.3 million to $27.3 million for the three months ended
March 31, 1998 from $13.1 million in the prior year period. This increase was primarily a result of the effects of the Galbreath and Satulah acquisitions, including personnel costs and amortization of intangibles resulting from the acquisitions, higher compensation and benefit costs associated with increased staffing to support new business initiatives and incremental corporate infrastructure costs as a result of higher staffing levels and technology enhancements.

     Operating expenses for the Corporate and Financial Services segment increased $4.1 million, or 49.5%, to $12.3 million for the three months ended March 31, 1998 from $8.2 million in the prior year period. The increase was principally a result of increased incentive compensation accrued in the Investment Banking unit, consistent with the increased level of revenue generated, in addition to higher employment levels for both the Investment Banking and Tenant Representation units as a result of an increased demand for services. To a lesser extent, costs associated with new international offices opened in Toronto, New Delhi and Shanghai subsequent to the first quarter of 1997 were incurred, in addition to corporate infrastructure costs related to higher staffing levels and technology enhancements.

     Operating expenses for the Investment Management segment increased $3.1 million, or 22.8%, to $16.9 million for the three months ended
March 31, 1998 from $13.7 million in the prior year period. The increase was substantially a result of increased incentive compensation, consistent with the increased level of revenue generated, and, to a lesser extent, to increased corporate infrastructure costs as a result of higher staffing levels and technology enhancements.

     OPERATING LOSS

     As a result of the factors noted above, the Company's operating loss increased $2.1 million to $5.3 million for the three months ended March 31, 1998 from a loss of $3.3 million in the prior year period. As a percentage of total revenue, the Company's operating loss remained constant at 10% for the three months ended March 31, 1998 and 1997.

     INTEREST EXPENSE

     Interest expense decreased $1.5 million to $.2 million for the three months ended March 31, 1998 from $1.7 million in the prior year period, principally as a result of the repayment of the Company's long-term debt from the net proceeds of the Offering and the substantially lower borrowings on the Company's credit facility during the first quarter of 1998 as a result of capital raised from the Offering.

     BENEFIT FOR INCOME TAXES

     The benefit for income taxes increased $1.9 million to $2.2 million for the three months ended March 31, 1998 from $.2 million in the prior year period as a result of the Company's conversion from partnership to corporate form in July 1997 and the resulting benefit for income taxes at an effective tax rate of 38.5%.

     NET LOSS

     The Company's net loss decreased $1.3 million to $3.4 million for the three months ended March 31, 1998 from a loss of $4.7 million in the prior year period. The decrease in loss is attributable to additional tax benefits recognized by the Company as a result of its conversion from partnership to corporate form in July 1997.

     PRO FORMA RESULTS

     Pro forma results for the three months ended March 31, 1997 give effect to (i) the acquisition of Galbreath, as adjusted for the Tenant Representation and Investment Banking units which were not acquired, as if the acquisition occurred on January 1, 1997; (ii) the provision for income taxes as though the Company and Galbreath were both taxable entities as of January 1, 1997 at an effective tax rate of 38.5%; and (iii) estimated incremental general and administrative costs associated with operations as a public company and the repayment of the Company's long-term notes payable out of the proceeds of the Offering as if the Offering occurred on January 1, 1997.

     The Company's revenue for the three months ended March 31, 1998 of $51.1 million compares to $38.3 million for the prior year period on a pro forma basis, reflecting an increase of $12.7 million or 33.3%. The Company's operating expenses for the three months ended March 31, 1998 were 110.5% of revenue compared to 107.5% for the prior year period on a pro forma basis. The increase over the prior year pro forma results is primarily a result of incremental corporate infrastructure costs as a result of higher staffing levels and technology enhancements. As a result of the factors previously discussed, the Company's net loss increased $1.5 million to $3.4 million for the three months ended March 31, 1998 from $1.9 million in the prior year period on a pro forma basis.

LIQUIDITY AND CAPITAL RESOURCES

     The Company meets its operating cash requirements primarily from operating activities. No one client accounts for more than 10% of the Company's total revenue. During the three months ended March 31, 1998, cash flows used in operating activities totaled $28.2 million, an increase of $23.5 million over the prior year period. This higher level of use is primarily attributable to stronger earnings in the second and third quarters of 1997 which resulted in cash collections being made during 1997.

Comparatively, 1996 results were heavily fourth quarter driven, consistent with the Company's historical patterns, resulting in a substantial amount of cash collections during the first quarter of 1997. In addition, stronger 1997 annual earnings, as compared to 1996, resulted in higher incentive compensation which is paid each January of the following year.

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

     Net cash used in investing activities was $19.6 million for the three months ended March 31, 1998 compared with $2.0 million for the prior year period. The increased usage is primarily attributable to a higher level of co-investment during the first quarter of 1998 and an advance made to an investment fund totaling $7.1 million which is expected to be repaid in the second quarter of 1998. In addition, the Company acquired the project management business of the Satulah Group Inc. in January 1998 for $5.5 million in cash. Finally, the Company experienced increased capital expenditures of $1.9 million primarily as a result of the continued customization and implementation of a new property accounting and information system by its Management Services segment in addition to the on-going replacement of personal computers. The Company anticipates that future capital expenditures will continue to exceed prior year levels as a result of technology enhancements that are currently in progress.

     Historically, the Company has financed its operations, acquisitions and co-investments with internally generated funds, ownership equity and borrowings under revolving credit facilities. In November 1997, the Company replaced its $70 million credit agreement, which consisted of a short-term revolving line of credit and a long-term facility, with a $150 million, five-year unsecured revolving credit facility. The facility is guaranteed by certain of the Company's subsidiaries and is available for working capital, co-investment, and acquisitions. The Company must maintain a certain level of consolidated net worth and ratio of funded debt to EBITDA, and must meet a minimum fixed charge coverage ratio. The Company is restricted from incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of its assets, and is subject to lender approval on certain levels of co-investment. The facility bears variable rates of interest based on market rates. The Company's effective interest rate was 6.44% and 6.16% for the three months ended March 31, 1998 and 1997, respectively.

     Net cash provided by financing activities was $30.5 million for the three months ended March 31, 1998 compared with net cash provided of $7.7 million in the prior year period. The increase in financing cash flows are primarily a result of increased borrowings on the Company's credit facility as a result of increased bonus compensation paid in 1998 related to higher 1997 operating profits. In addition, increased borrowings were used to fund increased co-investment activity and capital expenditures as previously discussed. The Company believes, based on current operating plans, that cash generated from operations and available borrowings will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

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

OTHER MATTERS

     ACCOUNTING MATTERS

     In an attempt to align its operating results with those presented by similar companies within the industry, certain amounts have been reclassified in the Company's 1997 revenue and operating expenses to reflect direct personnel cost reimbursements received on property or specific client assignments on a net, rather than a gross, basis. There was no effect on operating profits or net earnings as historically reported.

     Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" becomes effective for fiscal years beginning after December 15, 1997 and will not have a material impact on the Company's financial statements.

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


     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable


PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

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


     ITEM 5.   OTHER MATTERS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by the Company or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, achievements, plans and objectives of the Company to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in the Company's Registration Statement (No. 333-25741), under "Risk Factors" and elsewhere, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in Item 1. "Business", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, and in other reports filed by the Company with the Securities and Exchange Commission. These factors include, among other things, the following: (i) the impact of general economic conditions and the real estate economic climate on the Company's business and results of operations; (ii) the risk that property management and investment management agreements will be terminated prior to expiration or not renewed; (iii) the dependence of the Company's revenue from property management and leasing services on the performance of the properties managed by the Company; (iv) the risks inherent in pursuing a selective acquisition strategy; (v) the concentration of the Company's business in properties in central business districts; (vi) the risks associated with the co-investment activities of the Company; (vii) the seasonal nature of the Company's revenue, operating income and net earnings; and (viii) the competition faced by the Company in a variety of business disciplines within the commercial real estate industry. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in the Company's expectations or results.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            LASALLE PARTNERS INCORPORATED




Dated:  May 1, 1998              BY:/S/ WILLIAM E. SULLIVAN
                                 ------------------------------
                                 William E. Sullivan
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Authorized Officer,
                                 Principal Financial Officer and
                                 Principal Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                      Description
-------                     -----------

27.1                        Financial Data Schedule.