Form 10-Q
period 1998-06-30
LASALLE PARTNERS INC
filed 1998-08-04
CIK 1037976

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
               Class                           August 4, 1998
               -----                           --------------

     Common Stock ($0.01 par value)              16,230,358

                             TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements. . . . . . . . . . . . . . . .     3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . .    17

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk . . . . . . . . . . . . . . . . . . . .    22

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . .    23

Item 4.     Submission of Matters to a Vote of
            Security Holders. . . . . . . . . . . . . . . . . .    23

Item 5.     Other Matters . . . . . . . . . . . . . . . . . . .    23

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .    24

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                      LA SALLE PARTNERS INCORPORATED
                 CONSOLIDATED AND COMBINED BALANCE SHEETS

                    JUNE 30, 1998 AND DECEMBER 31, 1997
                    ($ in thousands, except share data)
                                (UNAUDITED)


                                              JUNE 30,    DECEMBER 31,
                                               1998          1997
                                             ---------    -----------
ASSETS
------
Current assets:
  Cash and cash equivalents . . . . . . . .   $ 11,684         30,660
  Trade receivables, net. . . . . . . . . .     72,516         80,565
  Other receivables . . . . . . . . . . . .      7,732          9,395
  Prepaid expenses. . . . . . . . . . . . .      1,422          2,055
  Deferred tax benefit. . . . . . . . . . .      5,104          5,104
                                            ----------      ---------
          Total current assets. . . . . . .     98,458        127,779

Property and equipment, at cost,
  less accumulated depreciation of
  $32,068 and $28,993 in 1998
  and 1997, respectively. . . . . . . . . .     19,631         16,098

Intangibles resulting from
  business acquisitions, net of
  accumulated amortization of $7,896
  and $5,698 in 1998 and 1997,
  respectively. . . . . . . . . . . . . . .     53,959         50,366
Investments in real estate ventures . . . .     41,578         18,080
Long-term receivables, net. . . . . . . . .      6,826          6,607
Other assets, net . . . . . . . . . . . . .      2,059            957
                                              --------     ----------
                                              $222,511        219,887
                                              ========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and
    accrued liabilities . . . . . . . . . .   $ 27,659         25,781
  Accrued compensation. . . . . . . . . . .     23,638         40,163
  Other liabilities . . . . . . . . . . . .      8,383          6,100
                                              --------     ----------
          Total current liabilities . . . .     59,680         72,044

Long-term credit facility . . . . . . . . .      9,776          --

Other long-term liabilities . . . . . . . .      1,088            946

Commitments and contingencies
                                              --------     ----------
          Total liabilities . . . . . . . .     70,544         72,990

                      LA SALLE PARTNERS INCORPORATED
           CONSOLIDATED AND COMBINED BALANCE SHEETS - CONTINUED

                    JUNE 30, 1998 AND DECEMBER 31, 1997
                    ($ in thousands, except share data)
                                (UNAUDITED)


                                              JUNE 30,    DECEMBER 31,
                                               1998          1997
                                            ----------    -----------
Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    16,229,815 shares issued and
    outstanding . . . . . . . . . . . . . .        162            162
  Additional paid-in capital. . . . . . . .    122,680        121,778
  Retained earnings . . . . . . . . . . . .     28,197         24,327
  Accumulated other comprehensive
    income. . . . . . . . . . . . . . . . .        928            630
                                              --------     ----------
          Total stockholders' equity. . . .    151,967        146,897
                                              --------     ----------
                                              $222,511        219,887
                                              ========     ==========











































 See accompanying notes to consolidated and combined financial statements.

                                        LA SALLE PARTNERS INCORPORATED

                   CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                      ($ in thousands, except share data)
                                                  (UNAUDITED)

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30                       JUNE 30
                                                       ------------------------     ------------------------
                                                          1998           1997          1998           1997
                                                       ---------       --------     ---------       --------
Revenue:
  Fee-based services. . . . . . . . . . . . . . . . . $   72,554         57,251       122,456         87,387
  Equity in earnings from
    unconsolidated ventures . . . . . . . . . . . . .      1,182            345         1,874          1,739
  Other income. . . . . . . . . . . . . . . . . . . .        476            322           947            498
                                                      ----------       --------      --------       --------
        Total revenue . . . . . . . . . . . . . . . .     74,212         57,918       125,277         89,624

Operating expenses:
  Compensation and benefits . . . . . . . . . . . . .     41,683         33,016        79,036         56,597
  Operating, administrative and other . . . . . . . .     17,347         13,519        33,792         23,142
  Depreciation and amortization . . . . . . . . . . .      2,962          2,180         5,578          3,954
                                                      ----------       --------      --------       --------
        Total operating expenses. . . . . . . . . . .     61,992         48,715       118,406         83,693
                                                      ----------       --------      --------       --------
        Operating income. . . . . . . . . . . . . . .     12,220          9,203         6,871          5,931

Interest expense. . . . . . . . . . . . . . . . . . .        335          1,881           579          3,576
                                                      ----------       --------      --------       --------

        Earnings before provision
          for income taxes. . . . . . . . . . . . . .     11,885          7,322         6,292          2,355

Net provision for income taxes. . . . . . . . . . . .      4,575            382         2,422            134
                                                      ----------       --------      --------       --------

        Net earnings. . . . . . . . . . . . . . . . . $    7,310          6,940         3,870          2,221
                                                      ==========       ========      ========       ========




                                        LA SALLE PARTNERS INCORPORATED

             CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED



                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30                       JUNE 30
                                                       ------------------------     ------------------------
                                                          1998           1997          1998           1997
                                                       ---------       --------     ---------       --------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments. . . . . . $        3           (82)           298           (565)
                                                      ----------       --------    ----------       --------

Comprehensive income. . . . . . . . . . . . . . . . . $    7,313          6,858         4,168          1,656
                                                      ==========       ========    ==========       ========


Basic earnings per common share (1) . . . . . . . . . $     0.45                        $0.24
                                                      ==========                   ==========

Weighted average shares outstanding . . . . . . . . . 16,200,000                   16,200,000
                                                      ==========                   ==========


Diluted earnings per common share (1) . . . . . . . . $     0.45                   $     0.24
                                                      ==========                   ==========

Diluted weighted average shares outstanding . . . . . 16,392,626                   16,374,883
                                                      ==========                   ==========













(1)     Earnings per share has not been presented for the three and six months ended June 30, 1997 as the
        Company's conversion to corporate form did not occur until July 22, 1997.

                   See accompanying notes to consolidated and combined financial statements.

                                        LA SALLE PARTNERS INCORPORATED
                         CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                               PERIODS ENDED JUNE 30, 1998 AND DECEMBER 31, 1997
                                      ($ in thousands, except share data)
                                                  (UNAUDITED)
                                                                          Partners'
                                                                           Capital      Effect of
                              Common Stock       Additional  Retained     (Deficit)     Cumulative
                           -------------------     Paid-In   Earnings    Predecessor   Translation
                             Shares     Amount     Capital   (Deficit)   Partnerships   Adjustment     Total
                           ----------   ------   ----------  ---------   ------------  -----------   ---------
Balances at January 1,
  1997. . . . . . . . . . .     --       --           --         --         $ 23,148        1,099      24,247

   Net earnings (through
    July 21, 1997). . . . .     --       --           --         --            1,513         --         1,513
   Distributions. . . . . .     --       --           --         --          (14,835)        --       (14,835)
   Acquisition of the
    Galbreath Company
    common stock. . . . . .     --       --           --         --           29,292         --        29,292
   Effect of the
    reorganization. . . . .12,200,000    $ 122      38,996       --          (39,118)        --          --
   Net proceeds from the
    initial Offering. . . . 4,000,000       40      82,782       --             --           --        82,822
   Other. . . . . . . . . .     --       --           --         --             --           (565)       (565)
                           ----------   ------    --------     ------        -------       ------    --------
Balances after the
  reorganization and
  initial Offering. . . . .16,200,000      162     121,778       --             --            534     122,474

   Net earnings (July 22,
     1997 through
     December 31, 1997) . .     --        --          --       24,327           --           --        24,327
   Other. . . . . . . . . .     --        --          --         --             --             96          96
                           ----------   ------    --------     ------        -------       ------    --------
Balances at December 31,
  1997. . . . . . . . . . .16,200,000      162     121,778     24,327           --            630     146,897

   Net earnings . . . . . .     --        --          --        3,870           --           --         3,870
   Shares issued under
     stock purchase plan. .    29,815     --           902       --             --           --           902
   Other. . . . . . . . . .     --        --          --         --             --            298         298
                           ----------   ------    --------     ------        -------       ------    --------
Balances at June 30,
  1998. . . . . . . . . . .16,229,815   $  162     122,680     28,197           --            928     151,967
                           ==========   ======    ========     ======        =======       ======    ========

                   See accompanying notes to consolidated and combined financial statements.

                      LA SALLE PARTNERS INCORPORATED
            CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             ($ in thousands)
                                (UNAUDITED)


                                                      1998        1997
                                                    --------    --------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . .   $  3,870       2,221
  Reconciliation of net earnings to net
   cash provided by (used in) operating activities:
    Depreciation and amortization . . . . . . . .      5,578       3,954
    Equity in earnings from unconsolidated
      ventures. . . . . . . . . . . . . . . . . .     (1,874)     (1,739)
    Provision for loss on receivables and
      other assets. . . . . . . . . . . . . . . .      2,103       1,497
    Operating distributions from real
      estate ventures . . . . . . . . . . . . . .      1,744       1,569
    Foreign exchange loss . . . . . . . . . . . .        106       --
    Gain on disposition of property
      and equipment . . . . . . . . . . . . . . .        (79)        (14)
  Changes in:
    Receivables . . . . . . . . . . . . . . . . .      3,333      39,744
    Prepaid expenses and other assets . . . . . .        461        (934)
    Accounts payable, accrued liabilities and
      accrued compensation. . . . . . . . . . . .    (11,381)    (36,311)
                                                    --------    --------
        Net cash provided by
          operating activities. . . . . . . . . .      3,861       9,987

Cash flows provided by (used in) investing
 activities:
  Net capital additions - property and
    equipment . . . . . . . . . . . . . . . . . .     (6,667)     (2,004)
  Acquisition of business-Satulah Group, Inc. . .     (5,465)      --
  Proceeds from disposition of property
    and equipment . . . . . . . . . . . . . . . .        170          33
  Cash balances assumed in Galbreath
    acquisition . . . . . . . . . . . . . . . . .      --          3,209
  Investments in real estate ventures:
    Capital contributions and advances to
      real estate ventures. . . . . . . . . . . .    (21,286)     (2,305)
    Distributions, repayments of advances
      and sale of investments . . . . . . . . . .        619       2,777
                                                    --------    --------
        Net cash provided by (used in)
          investing activities. . . . . . . . . .    (32,629)      1,710

Cash flows provided by (used in) financing
 activities:
  Net borrowings under credit facility. . . . . .      9,776       6,301
  Distributions to partners . . . . . . . . . . .      --        (12,336)
                                                    --------    --------
        Net cash provided by (used in)
          financing activities. . . . . . . . . .      9,776      (6,035)

Effects of foreign currency translation
  on cash balances. . . . . . . . . . . . . . . .         16           6
                                                    --------    --------
Net increase (decrease) in cash
  and cash equivalents. . . . . . . . . . . . . .    (18,976)      5,668
Cash and cash equivalents, January 1. . . . . . .     30,660       7,207
                                                    --------    --------
Cash and cash equivalents, June 30. . . . . . . .   $ 11,684      12,875
                                                    ========    ========

                      LA SALLE PARTNERS INCORPORATED
      CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - CONTINUED




Supplemental disclosure of cash flow information:
  Combined interest paid was $530 and $1,325 for the periods ended June 30, 1998 and 1997, respectively.



























































 See accompanying notes to consolidated and combined financial statements.

                      LA SALLE PARTNERS INCORPORATED
          NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                          JUNE 30, 1998 AND 1997
                    ($ in thousands, except share data)
                                (UNAUDITED)


     Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 1997, which are included in the Company's 1997 Form 10-K, filed with the Securities and Exchange Commission, as certain footnote disclosures which would substan-tially duplicate those contained in such audited financial statements have been omitted from this report.

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

(2)   INTERIM INFORMATION

      The consolidated and combined financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated and combined financial statements for these interim periods have been included. The results for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

(4)   EARNINGS PER SHARE

      Basic earnings per share was based on weighted average shares outstanding of 16,200,000 for both the three and six month periods ended June 30, 1998. Diluted earnings per share was based on weighted average shares outstanding of 16,392,626 and 16,374,883 for the three and six month periods ended June 30, 1998, respectively, which reflects an increase of 192,626 and 174,883 shares representing the dilutive effect of outstanding stock options whose exercise price was less than the average market price of the Company's stock for the period.

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

      Summarized unaudited financial information by business segment for the three and six month periods ended June 30, 1998 and 1997 is as follows:

                                                                    SEGMENT OPERATING RESULTS
                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30                       JUNE 30
                                                       ------------------------     ------------------------
                                                          1998           1997          1998           1997
                                                       ---------       --------     ---------       --------
Management Services:
  Revenue:
    Property and facility management fees . . . . . . $   11,061         10,510        21,352         17,653
    Leasing fees. . . . . . . . . . . . . . . . . . .      9,126          4,826        10,939          5,999
    Development management. . . . . . . . . . . . . .      1,977          1,633         4,195          2,744
    Project management. . . . . . . . . . . . . . . .      4,144          1,788         8,000          3,096
    Intersegment revenue. . . . . . . . . . . . . . .        135             25           206             50
    Other income. . . . . . . . . . . . . . . . . . .        162             82           352            129
                                                       ---------        -------       -------        -------
                                                          26,605         18,864        45,044         29,671
  Operating expenses:
    Compensation, operating and administrative
     expenses . . . . . . . . . . . . . . . . . . . .     25,456         18,970        51,373         31,512
    Depreciation and amortization . . . . . . . . . .      1,191            929         2,617          1,441
                                                       ---------        -------       -------        -------
      Operating loss. . . . . . . . . . . . . . . . .  $     (42)        (1,035)       (8,946)        (3,282)
                                                       =========        =======       =======        =======

Corporate and Financial Services:
  Revenue:
    Tenant representation . . . . . . . . . . . . . .  $   6,713          7,508        10,181         10,484
    Investment banking. . . . . . . . . . . . . . . .      9,526          5,300        14,554          5,912
    Land fees . . . . . . . . . . . . . . . . . . . .      2,067          1,091         2,608          1,792
    Construction operations . . . . . . . . . . . . .        307            205           557            410
    Equity in earnings from unconsolidated ventures .         (1)           182            (6)           182
    Intersegment revenue. . . . . . . . . . . . . . .        100            392           100            392
    Other income. . . . . . . . . . . . . . . . . . .         82             53           158             86
                                                       ---------        -------       -------        -------
                                                          18,794         14,731        28,152         19,258
  Operating expenses:
    Compensation, operating and administrative
     expenses . . . . . . . . . . . . . . . . . . . .     15,081          9,745        27,069         17,741
    Depreciation and amortization . . . . . . . . . .        320            329           610            547
                                                       ---------        -------       -------        -------
      Operating income. . . . . . . . . . . . . . . .  $   3,393          4,657           473            970
                                                       =========        =======       =======        =======




                                                                    SEGMENT OPERATING RESULTS
                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30                       JUNE 30
                                                       ------------------------     ------------------------
                                                          1998           1997          1998           1997
                                                       ---------       --------     ---------       --------
Investment Management:
  Revenue:
    Advisory fees . . . . . . . . . . . . . . . . . .  $  25,907         24,231        47,392         38,633
    Acquisition fees. . . . . . . . . . . . . . . . .      1,727            159         2,679            664
    Equity in earnings from unconsolidated ventures .      1,183            163         1,880          1,557
    Other income. . . . . . . . . . . . . . . . . . .        231            187           436            283
                                                       ---------        -------       -------        -------
                                                          29,048         24,740        52,387         41,137
Operating expenses:
  Compensation, operating and administrative expenses     18,728         18,237        34,692         30,928
  Depreciation and amortization . . . . . . . . . . .      1,451            922         2,351          1,966
                                                       ---------        -------       -------        -------
      Operating income. . . . . . . . . . . . . . . .  $   8,869          5,581        15,344          8,243
                                                       =========        =======       =======        =======

Total segment revenue . . . . . . . . . . . . . . . .  $  74,447         58,335       125,583         90,066
Intersegment revenue eliminations . . . . . . . . . .       (235)          (417)         (306)          (442)
                                                       ---------        -------       -------        -------
      Total revenue . . . . . . . . . . . . . . . . .  $  74,212         57,918       125,277         89,624
                                                       =========        =======       =======        =======

Total segment operating expenses. . . . . . . . . . .  $  62,227         49,132       118,712         84,135
Intersegment operating expense eliminations . . . . .       (235)          (417)         (306)          (442)
                                                       ---------        -------       -------        -------
      Total operating expenses. . . . . . . . . . . .  $  61,992         48,715       118,406         83,693
                                                       =========        =======       =======        =======

      Total operating income. . . . . . . . . . . . .  $  12,220          9,203         6,871          5,931
                                                       =========        =======       =======        =======



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

      The pro forma adjustments are based upon available information and certain assumptions that management of the Company believes are reasonable. The pro forma consolidated and combined financial statements are not necessarily indicative of what the actual results of operations would have been for the three and six month periods ended June 30, 1997 had the Company completed the acquisition of the Galbreath common stock and consummated its conversion to corporate form and the Offering transactions as of the dates indicated nor does it purport to represent the future financial position or results of operations of the Company. The three and six month periods ended June 30, 1998 represent the Company's actual results of operations.


                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30                       JUNE 30
                                                       ------------------------     ------------------------
                                                         ACTUAL        PRO FORMA      ACTUAL        PRO FORMA
                                                          1998           1997          1998           1997
                                                       ---------       --------     ---------       --------
Revenue:
  Fee-based services. . . . . . . . . . . . . . . . . $   72,554         58,729       122,456         95,238
  Equity in earnings from unconsolidated ventures . .      1,182            345         1,874          1,812
  Other income. . . . . . . . . . . . . . . . . . . .        476            443           947            785
                                                      ----------     ----------    ----------     ----------
    Total revenue . . . . . . . . . . . . . . . . . .     74,212         59,517       125,277         97,835

Operating expenses:
  Compensation and benefits . . . . . . . . . . . . .     41,683         34,285        79,036         61,681
  Operating, administrative and other . . . . . . . .     17,347         14,360        33,792         25,881
  Depreciation and amortization . . . . . . . . . . .      2,962          2,331         5,578          4,617
                                                      ----------     ----------    ----------     ----------
    Total operating expenses. . . . . . . . . . . . .     61,992         50,976       118,406         92,179
                                                      ----------     ----------    ----------     ----------
    Operating income. . . . . . . . . . . . . . . . .     12,220          8,541         6,871          5,656

Interest expense. . . . . . . . . . . . . . . . . . .        335            464           579            729
                                                      ----------     ----------    ----------     ----------
    Earnings before provision for income taxes. . . .     11,885          8,077         6,292          4,927

Net provision for income taxes. . . . . . . . . . . .      4,575          3,109         2,422          1,896
                                                      ----------     ----------    ----------     ----------
    Net income. . . . . . . . . . . . . . . . . . . . $    7,310          4,968         3,870          3,031
                                                      ==========     ==========    ==========     ==========

Basic earnings per common share . . . . . . . . . . . $     0.45           0.31          0.24           0.19
                                                      ==========     ==========    ==========     ==========
Weighted average shares outstanding . . . . . . . . . 16,200,000     16,200,000    16,200,000     16,200,000
                                                      ==========     ==========    ==========     ==========
Diluted earnings per common share . . . . . . . . . . $     0.45           0.30          0.24           0.19
                                                      ==========     ==========    ==========     ==========
Diluted weighted average shares outstanding . . . . . 16,392,626     16,328,999    16,374,883     16,328,999
                                                      ==========     ==========    ==========     ==========


      Pro forma total revenue and operating expenses for Galbreath include activities such as property management and leasing, facility management and development management. Additional adjustments to operating expenses were made for estimated incremental general and administrative costs associated with operations as a public company totaling $188 and $376 for the three and six month periods ended June 30, 1997, respectively. As a result of the repayment of the Company's long-term notes payable out of the proceeds of the Offering, the related actual interest expense totaling $1,417 and $2,847 for the three and six month periods ended June 30, 1997, respectively, has been eliminated in the pro forma results. The pro forma results further include an additional provision for income taxes totaling $2,727 and $1,762 for the three and six month periods ended June 30, 1997, respectively, giving effect to the conversion of the Company and Galbreath to taxable entities.

(7)  DEBT

     CREDIT FACILITY

      In November 1997, the Company replaced its $70 million credit agreement, which consisted of a short-term revolving line of credit and a long-term facility, with a $150 million, five year unsecured revolving credit facility. The facility is guaranteed by certain of the Company's subsidiaries and is available for working capital, co-investment and acquisitions. The Company must maintain a certain level of consolidated net worth and ratio of funded debt to earnings before interest expense, income taxes, depreciation and amortization expense, and must meet a minimum fixed charge coverage ratio. The Company is restricted from incurring certain levels of indebtedness to lenders outside of the facility, disposing of a significant portion of its assets, and is subject to lender approval on certain levels of co-investment. The facility bears variable rates of interest based on market rates and requires the Company to pay a commitment fee of .15% per annum on the unused portion of the commitment. The Company's effective interest rate was 6.09% and 6.67% for the six months ended June 30, 1998 and 1997, respectively. The Company had $9,776 of outstanding debt on the facility at June 30, 1998 compared with no outstanding debt at December 31, 1997.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     LaSalle Partners Incorporated is a leading full-service real estate firm that provides management services, corporate and financial services and investment management services to corporations and other real estate owners and investors worldwide. The Company has grown by expanding both its client base and its range of services and products in anticipation of client needs. The Company completed its initial public offering ("Offering") on July 22, 1997, raising net proceeds of $82.8 million which were used primarily to repay the Company's long-term debt and related interest of $63.5 million. A substantial block of the Company's stock, approximately 43.0%, is owned by employees, of which approximately 20.0% is owned by senior management.

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

     The Company has completed the following four strategic acquisitions since late 1994: Alex. Brown Kleinwort Benson Realty Advisors Corporation, a real estate investment advisor, in November 1994; CIN Property Management, a London-based investment advisor, in October 1996; The Galbreath Company, a property and development management company, in April 1997; and the project management business of Satulah Group Inc., a project management/facilities conversion company, in January 1998.

     The Company intends to continue to increase its co-investment with its investment management clients. This strategy should serve to grow the assets under management, generate returns on investment and create potential opportunities to provide services related to the acquisition, financing, property management, leasing and disposition of such investments. As of June 30, 1998, the Company had a total investment of $41.6 million in 37 separate property or fund co-investments with additional capital commitments of $7.1 million for future fundings of co-investments.

     Included in the investments noted above, is an $18.8 million investment in LaSalle Hotel Properties (LHO), a real estate investment trust, which completed its initial public offering in April 1998. LHO was formed to own hotel properties and to continue and expand the hotel investment activities of the Company by investing particularly in upscale and luxury full service hotels located primarily in major business and urban, resort and convention markets. The Company provides advisory, acquisition and administrative services to LHO for which it receives a base advisory fee calculated as a percentage of net operating income, as well as performance fees based on growth in funds from operations on a per share basis. Such performance fees, if any, will be paid in the form of LHO common stock or units, at the option of the Company. LHO was formed with 10 hotels, nine of which the Company had a nominal co-investment in and acted as the investment advisor for. In accordance with the individual investment advisory agreements, the Company earned and received performance fees totaling $15.2 million on the disposition of certain of the assets which were shared between the Company's Investment Management and Investment Banking units. The Company contributed its ownership interests in the hotels as well as the related performance fees to LHO for an effective ownership interest of 6.0%.

RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1997

     REVENUE

     The Company's total revenue, after elimination of intersegment revenue, grew $16.3 million, or 28.1%, to $74.2 million for the three months ended June 30, 1998 and grew $35.7 million, or 39.8%, to $125.3 million for the six months ended June 30, 1998 from the prior year periods.

Increased revenues were driven in part, by the acquisition of Galbreath and Satulah, the completion of the LHO initial public offering and also by four additional factors: the strong U.S. economy; increased inflow of capital to the real estate market; an ongoing trend toward consolidation in many financial services businesses; and the Company's ability to cross-market real estate services to its clients. The strong economy has led to job growth, which has fueled increased demand for real estate of all types. This increased demand has produced rising rental rates and higher investment returns for owners, thereby attracting investment capital to the market. The inflow of capital has led to a high level of transaction activity, including disposition, acquisition, and financing of real estate.

The consolidation among the financial service industries has encouraged demand for national real estate and strategic planning services, including lease negotiation, space planning, move management, and tenant construction. The result has been increased activity in all of the Company's major businesses. The Company's ability to cross-market all of these services to its clients has augmented the increased revenue generated by favorable market conditions.

     These increases have been partially offset by a decline in property management, disposition, leasing and investment management fees from four multiple investor funds ("Commingled Funds") formed by the Company in the 1980s. The decline is a result of the current and continuing disposition of the funds' assets, in accordance with the strategic plan. These asset dispositions are expected to be completed by the end of 1998. Revenue generated from these funds compared with total revenue was approximately 1% for the three and six months ended June 30, 1998 and approximately 6% for the prior year periods.

     Revenue for the Company's Management Services segment, which represented 36.0% of the Company's total revenue for the three and six months ended June 30, 1998, increased $7.7 million, or 41.0%, to $26.6 million for the three months ended June 30, 1998 and increased $15.4 million, or 51.8%, to $45.0 million for the six months ended June 30, 1998 from the prior year periods. Increases in revenue were primarily a result of higher volumes of leasing activity and the acquisition of Galbreath and Satulah and, to a lesser extent, to both an increase in strategic alliance clients formed by the Project Management business and a higher level of development projects being managed by the Development Management business. These increases were partially offset by a decline in revenue related to the sale of the Commingled Fund properties discussed previously.

     The Company's Corporate and Financial Services segment revenue, which represented 25% and 22%, respectively, of the Company's total revenue for the three and six months ended June 30, 1998, increased $4.1 million, or 27.6%, to $18.8 million for the three months ended June 30, 1998 and increased $8.9 million, or 46.2%, to $28.2 million for the six months ended June 30, 1998 over the prior year periods. The increase in revenue for the three months ended June 30, 1998 was primarily attributable to performance fees generated on the disposition of hotel properties previously discussed and, to a lesser extent, to a higher volume of transactions completed by the land unit. In addition to the disposition related fees, June year-to-date revenue growth is a result of increased transaction volume experienced by the Company's Investment Banking and Land units. These increases were partially offset by a decline in revenue related to the sale of the Commingled Fund properties discussed previously.

     The Company's Investment Management segment revenue, which represented 39% and 42%, respectively, of the Company's total revenue for the three and six months ended June 30, 1998, increased $4.3 million, or 17.4%, to $29.0 million for the three months ended June 30, 1998 and increased $11.3 million, or 27.3%, to $52.4 million for the six months ended June 30, 1998 from the prior year periods. The gain in revenue was primarily attributable to performance fees generated on the disposition of certain assets under management including the hotels discussed previously, and, to a lesser extent, to acquisition fees generated on international fund activity and the continued volume of activity performed by the securities unit. These increases were partially offset by a decline in revenue from four of the Company's Commingled Funds discussed previously. During the third quarter of 1998, the Company will be transitioning approximately $1 billion in office assets under management out of its portfolio as a result of a change in investment advisors by one of its clients. Revenue on this portfolio represented 4% of the segment's revenue for the six months ended June 30, 1998.

     OPERATING EXPENSE

     The Company's operating expenses, after elimination of intersegment expense, increased $13.3 million, or 27.3%, to $62.0 million for the three months ended June 30, 1998 and increased $34.7 million, or 41.5%, to $118.4 million for the six months ended June 30, 1998 from the prior year periods.

Operating expenses represented 83% and 95% of total revenue, respectively, for the three and six month periods ended June 30, 1998 which is consistent with the prior year periods. Operating expense levels reflect the accrual for incentive compensation as a result of increased operating profits from the prior year, additional infrastructure costs related to public reporting and technology enhancements and the impact of goodwill amortization associated with the recent acquisitions. All three of the Company's segments experienced higher levels of compensation and benefits associated with increased staffing and higher incentive compensation associated with the Company's increased operating income as well as increased levels of marketing and travel costs associated with new business initiatives.

     Operating expenses for the Company's Management Services segment increased $6.7 million to $26.6 million and increased $21.0 million to $54.0 million for the three and six months ended June 30, 1998 over the prior year periods. These increases were primarily a result of the effects of the Galbreath and Satulah acquisitions, including personnel costs and amortization of intangibles resulting from the acquisitions, higher compensation and benefit costs associated with increased staffing to support new business initiatives and incremental corporate infrastructure costs as a result of higher staffing levels and technology enhancements.

     Operating expenses for the Corporate and Financial Services segment increased $5.3 million, or 52.9%, to $15.4 million and increased $9.4 million, or 51.4%, to $27.7 million for the three and six months ended
June 30, 1998 over the prior year periods. The increases were principally a result of increased incentive compensation earned by the Investment Banking unit, consistent with the increased level of operating profits generated, in addition to higher employment levels for both the Investment Banking and Tenant Representation units as a result of an increased demand for services. To a lesser extent, costs associated with new international offices in Toronto, New Delhi and Shanghai opened subsequent to the second quarter of 1997 were incurred, in addition to corporate infrastructure costs related to higher staffing levels and technology enhancements.

     Operating expenses for the Investment Management segment increased $1.0 million, or 5.3%, to $20.2 million and increased $4.1 million, or 12.6%, to $37.0 million for the three and six months ended June 30, 1998 over the prior year periods. The increases for the six months ended
June 30, 1998 were substantially a result of increased incentive compensation, consistent with the increased level of operating profits generated to date.

     OPERATING INCOME

     As a result of the factors noted above, the Company's operating income increased $3.0 million to $12.2 million and increased $.9 million to $6.9 million for the three and six months ended June 30, 1998 over the prior year periods. As a percentage of total revenue, the Company's operating income remained relatively constant at 17% and 6% for the three and six months ended June 30, 1998 compared to the prior year periods.

     INTEREST EXPENSE

     Interest expense decreased $1.5 million to $.3 million and decreased $3.0 million to $.6 million for the three and six months ended June 30, 1998 from the prior year periods, principally as a result of the repayment of the Company's long-term debt from the net proceeds of the Offering and the substantially lower borrowings on the Company's credit facility during 1998 as a result of capital raised from the Offering.

     PROVISION FOR INCOME TAXES

     The provision for income taxes increased $4.2 million to $4.6 million and increased $2.3 million to $2.4 million for the three and six months ended June 30, 1998 from the prior year periods as a result of the Company's conversion from partnership to corporate form in July 1997 and the resulting provision for income taxes at an effective tax rate of 38.5%.

     NET EARNINGS

     The Company's net earnings increased $.4 million to $7.3 million and increased $1.6 million to $3.9 million for the three and six months ended June 30, 1998 from the prior year periods.

     PRO FORMA RESULTS

     Pro forma results for the three and six months ended June 30, 1997 give effect to (i) the acquisition of Galbreath, as adjusted for the Tenant Representation and Investment Banking units which were not acquired, as if the acquisition occurred on January 1, 1997; (ii) the provision for income taxes as though the Company and Galbreath were both taxable entities as of January 1, 1997 at an effective tax rate of 38.5%; and (iii) estimated incremental general and administrative costs associated with operations as a public company and the repayment of the Company's long-term notes payable out of the proceeds of the Offering as if the Offering occurred on January 1, 1997.

     The Company's revenue for the three and six months ended June 30, 1998 of $74.2 million and $125.3 million, respectively, compares to $59.5 million and $97.8 million for the prior year periods on a pro forma basis, reflecting increases of $14.7 million, or 24.7%, and $27.4 million, or 28.0%, respectively. The Company's operating expenses for the three and six months ended June 30, 1998 were 83.5% and 94.5% of revenue, respectively, compared to 85.6% and 94.2%, respectively, for the prior year periods on a pro forma basis. As a result of the factors previously discussed, the Company's net income increased $2.3 million to $7.3 million and increased $.8 million to $3.9 million for the three and six months ended June 30, 1998 from the prior year periods on a pro forma basis.

LIQUIDITY AND CAPITAL RESOURCES

     The Company meets its cash requirements primarily from operating activities. No one client accounts for more than 10% of the Company's total revenue. During the six months ended June 30, 1998, cash flows provided by operating activities totaled $3.9 million, a decrease of $6.1 million over the prior year period. The decrease in operating cash flows is primarily attributable to stronger earnings in the second and third quarters of 1997 which resulted in cash collections being made during 1997.

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

     Net cash used in investing activities was $32.6 million for the six months ended June 30, 1998 compared with cash provided by investing activities of $1.7 million for the prior year period. The increased usage of $34.3 million is primarily attributable to a higher level of co-investment during 1998, including an $18.8 million investment in LHO (net additional co-investment of $15.2 million) in April 1998. In addition, the Company acquired the project management business of the Satulah Group Inc. in January 1998 for $5.5 million in cash. Finally, the Company experienced increased capital expenditures of $4.7 million primarily as a result of the continued customization and implementation of a new property accounting and information system by its Management Services segment and a new corporate accounting system in addition to the on-going replacement of personal computers. The Company anticipates that future capital expenditures will continue to exceed prior year levels as a result of technology enhancements that are currently in progress.

     Historically, the Company has financed its operations, acquisitions and co-investments with internally generated funds, ownership equity and borrowings under revolving credit facilities. In November 1997, the Company replaced its $70 million credit agreement, which consisted of a short-term revolving line of credit and a long-term facility, with a $150 million, five-year unsecured revolving credit facility. The facility is guaranteed by certain of the Company's subsidiaries and is available for working capital, co-investment, and acquisitions. The Company must maintain a certain level of consolidated net worth and ratio of funded debt to EBITDA, and must meet a minimum fixed charge coverage ratio. The Company is restricted from incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of its assets, and is subject to lender approval on certain levels of co-investment. The facility bears variable rates of interest based on market rates. The Company's effective interest rate was 6.09% and 6.67% for the six months ended June 30, 1998 and 1997, respectively.

     Net cash provided by financing activities was $9.8 million for the six months ended June 30, 1998 compared with net cash used of $6.0 million in the prior year period. The increase in financing cash flows is primarily a result of the Company's conversion to corporate form and the elimination of distributions which were historically made to its partners in accordance with partnership agreements, and to a lesser extent due to increased borrowings on the Company's credit facility to fund increased co-investment activity and capital expenditures as previously discussed. The Company believes, based on current operating plans, that cash generated from operations and available borrowings will be sufficient to meet its capital and liquidity requirements for the foreseeable future. To the extent that the Company makes any significant acquisitions, the Company may be required to increase its available borrowings, and incur additional indebtedness, which could be substantial.

SEASONALITY

     Historically, the Company's revenue, operating profits and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. This seasonality is due to a calendar year-end focus on the completion of transactions, which is consistent with the real estate industry generally. In contrast, the Company's Investment Management segment earns performance fees on client's returns on their real estate investments. Such performance fees are generally earned when the asset is disposed of, the timing of which the Company does not have complete discretion over. The Company's non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. Therefore, the Company typically sustains a loss in the first quarter of each calendar year, typically reports a small profit or loss in the second and third quarters and records a substantial majority of the Company's earnings in the fourth calendar quarter, barring the recognition of investment generated performance fees.

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

     Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" becomes effective for fiscal years beginning after December 15, 1997 and is not expected to have a material impact on the Company's financial statements.

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" becomes effective for all fiscal quarters for fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company's financial statements.

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

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on May 21, 1998, the following business was conducted:

      A. Stockholders elected the following persons to office as Class I and Class II Directors (as indicated):

             Robert C. Spoerri (Class I):
                    Votes for:  13,469,985
                    Votes withheld:  47,550

             Daniel W. Cummings (Class I):
                    Votes for:  13,469,585
                    Votes withheld:  47,950

             Charles K. Esler, Jr. (Class I):
                    Votes for:  13,469,985
                    Votes withheld:  47,550

             Darryl Hartley-Leonard (Class I):
                    Votes for:  13,469,985
                    Votes withheld:  47,550

             John R. Walter (Class II):
                    Votes for:  13,469,985
                    Votes withheld:  47,550

      B. Stockholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the year ended December 31, 1998 as follows:

                    Votes for:  13,513,535
                    Votes against:  1,150
                    Votes abstained:  2,850


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

     (b)  No reports on Form 8-K were filed during the quarter ended
June 30, 1998.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             LASALLE PARTNERS INCORPORATED




Dated:  August 4, 1998             BY:/S/ WILLIAM E. SULLIVAN
                                   ------------------------------
                                   William E. Sullivan
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Authorized Officer,
                                   Principal Financial Officer and
                                   Principal Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                       Description
-------                      -----------


10.1 Amendment to the LaSalle Partners Incor-porated 1997 Stock Award and Incentive Plan.

10.2 First Amendment to the LaSalle Partners Incorporated Employee Stock Purchase Plan.

27.1                         Financial Data Schedule.