Form 10-Q
period 1998-09-30
LASALLE PARTNERS INC
filed 1998-11-13
CIK 1037976

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
               Class                           November 13, 1998
               -----                           -----------------

     Common Stock ($0.01 par value)              16,230,358

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    18

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk. . . . . . . . . . . . . . . . . . . .    26


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    26

Item 5.    Other Matters. . . . . . . . . . . . . . . . . . .    26

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    27

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                    LA SALLE PARTNERS INCORPORATED
                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                  ($ in thousands, except share data)
                              (UNAUDITED)


                                       SEPTEMBER 30,    DECEMBER 31,
                                           1998            1997
                                       -------------    -----------
ASSETS
------
Current assets:
  Cash and cash equivalents . . . . . . .   $ 15,214         30,660
  Trade receivables, net. . . . . . . . .     69,616         80,565
  Notes receivable. . . . . . . . . . . .     16,144          6,995
  Other receivables . . . . . . . . . . .      6,489          2,400
  Prepaid expenses. . . . . . . . . . . .      2,006          2,055
  Deferred tax benefit. . . . . . . . . .      5,104          5,104
                                            --------      ---------
          Total current assets. . . . . .    114,573        127,779

Property and equipment, at cost,
  less accumulated depreciation of
  $33,610 and $28,993 in 1998
  and 1997, respectively. . . . . . . . .     23,360         16,098

Intangibles resulting from
  business acquisitions, net of
  accumulated amortization of $8,997
  and $5,698 in 1998 and 1997,
  respectively. . . . . . . . . . . . . .     53,120         50,366
Investments in real estate ventures . . .     50,965         18,080
Long-term receivables, net. . . . . . . .      8,014          6,607
Other assets, net . . . . . . . . . . . .      2,845            957
                                            --------     ----------
                                            $252,877        219,887
                                            ========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and
    accrued liabilities . . . . . . . . .   $ 27,150         25,781
  Accrued compensation. . . . . . . . . .     32,822         40,163
  Other liabilities . . . . . . . . . . .      6,296          6,100
                                            --------     ----------
          Total current liabilities . . .     66,268         72,044

Long-term credit facility . . . . . . . .     28,442          --

Other long-term liabilities . . . . . . .      1,134            946

Commitments and contingencies
                                            --------     ----------
          Total liabilities . . . . . . .     95,844         72,990

                    LA SALLE PARTNERS INCORPORATED
                CONSOLIDATED BALANCE SHEETS - CONTINUED

               SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                  ($ in thousands, except share data)
                              (UNAUDITED)


                                       SEPTEMBER 30,    DECEMBER 31,
                                          1998             1997
                                       -------------    -----------
Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    16,230,358 shares issued and
    outstanding . . . . . . . . . . . . .        162            162
  Additional paid-in capital. . . . . . .    122,696        121,778
  Retained earnings . . . . . . . . . . .     33,003         24,327
  Accumulated other comprehensive
    income. . . . . . . . . . . . . . . .      1,172            630
                                            --------     ----------
          Total stockholders' equity. . .    157,033        146,897
                                            --------     ----------
                                            $252,877        219,887
                                            ========     ==========











































     See accompanying notes to consolidated financial statements.

                                       LA SALLE PARTNERS INCORPORATED

                  CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                     ($ in thousands, except share data)
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                    ------------------------    ------------------------
                                                        1998          1997          1998          1997
                                                     ---------      --------     ---------      --------
Revenue:
  Fee-based services. . . . . . . . . . . . . . . .   $ 63,611        51,310       186,067       138,697
  Equity in earnings from
    unconsolidated ventures . . . . . . . . . . . .        466           109         2,340         1,848
  Other income. . . . . . . . . . . . . . . . . . .        755           439         1,702           937
                                                      --------      --------      --------      --------
        Total revenue . . . . . . . . . . . . . . .     64,832        51,858       190,109       141,482

Operating expenses:
  Compensation and benefits . . . . . . . . . . . .     37,739        29,515       116,775        86,112
  Operating, administrative and other . . . . . . .     16,265        13,851        50,057        36,993
  Depreciation and amortization . . . . . . . . . .      2,599         2,541         8,177         6,495
                                                      --------      --------      --------      --------
        Total operating expenses. . . . . . . . . .     56,603        45,907       175,009       129,600
                                                      --------      --------      --------      --------
        Operating income. . . . . . . . . . . . . .      8,229         5,951        15,100        11,882

Interest expense. . . . . . . . . . . . . . . . . .        413           283           992         3,859
                                                      --------      --------      --------      --------

        Earnings before provision (benefit)
          for income taxes  . . . . . . . . . . . .      7,816         5,668        14,108         8,023

Net provision (benefit) for income taxes. . . . . .      3,010        (1,942)        5,432        (1,808)
                                                      --------      --------      --------      --------

        Net earnings. . . . . . . . . . . . . . . .   $  4,806         7,610         8,676         9,831
                                                      ========      ========      ========      ========




                                       LA SALLE PARTNERS INCORPORATED

            CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                    ------------------------    ------------------------
                                                        1998         1997           1998          1997
                                                     ---------    ----------     ----------   ----------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments. . . . . $      244          (488)          542        (1,053)
                                                    ----------    ----------    ----------    ----------

Comprehensive income. . . . . . . . . . . . . . . . $    5,050         7,122         9,218         8,778
                                                    ==========    ==========    ==========    ==========


Basic earnings per common share (1) . . . . . . . . $     0.30          0.51          0.54          0.51
                                                    ===========   ==========    ==========    ==========

Weighted average shares outstanding . . . . . . . . 16,230,358    16,200,000    16,210,340    16,200,000
                                                    ==========    ==========    ==========    ==========


Diluted earnings per common share (1) . . . . . . . $      .29          0.51          0.53          0.51
                                                    ==========    ==========    ==========    ==========

Diluted weighted average shares outstanding . . . . 16,446,906    16,306,171    16,403,225    16,306,171
                                                    ==========    ==========    ==========    ==========










(1)     Earnings per share for 1997 is calculated based on earnings for the period from incorporation,
        July 22, 1997 through September 30, 1997.




                  See accompanying notes to consolidated and combined financial statements.

                                       LA SALLE PARTNERS INCORPORATED
                        CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                           PERIODS ENDED SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                     ($ in thousands, except share data)
                                                 (UNAUDITED)
                                                                       Partners'
                                                                        Capital      Effect of
                             Common Stock      Additional  Retained    (Deficit)     Cumulative
                          -------------------    Paid-In   Earnings   Predecessor   Translation
                            Shares     Amount    Capital   (Deficit)  Partnerships   Adjustment    Total
                          ----------   ------  ----------  ---------  ------------  -----------  ---------
Balances at January 1,
  1997. . . . . . . . . .      --       --          --         --        $ 23,148        1,099     24,247

   Net earnings (through
    July 21, 1997). . . .      --       --          --         --           1,513         --        1,513
   Distributions. . . . .      --       --          --         --         (14,835)        --      (14,835)
   Acquisition of the
    Galbreath Company
    common stock. . . . .      --       --          --         --          29,292         --       29,292
   Effect of the
    reorganization. . . . 12,200,000    $ 122     38,996       --         (39,118)        --         --
   Net proceeds from the
    initial Offering. . .  4,000,000       40     82,782       --            --           --       82,822
   Other. . . . . . . . .      --       --          --         --            --           (565)      (565)
                          ----------   ------   --------     ------       -------       ------   --------
Balances after the
  reorganization and
  initial Offering. . . . 16,200,000      162    121,778       --            --            534    122,474

   Net earnings (July 22,
     1997 through
     December 31, 1997) .      --        --         --       24,327          --           --       24,327
   Other. . . . . . . . .      --        --         --         --            --             96         96
                          ----------   ------   --------     ------       -------       ------   --------
Balances at December 31,
  1997. . . . . . . . . . 16,200,000      162    121,778     24,327          --            630    146,897

   Net earnings . . . . .     --         --        --         8,676          --           --        8,676
   Shares issued under
     stock purchase plan.     30,358     --          918       --            --           --          918
   Other. . . . . . . . .     --         --        --          --            --            542        542
                          ----------   ------   --------     ------       -------       ------   --------
Balances at
  September 30, 1998. . . 16,230,358   $  162    122,696     33,003          --          1,172    157,033
                          ==========   ======   ========     ======       =======       ======   ========

                  See accompanying notes to consolidated and combined financial statements.

                    LA SALLE PARTNERS INCORPORATED
          CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                           ($ in thousands)
                              (UNAUDITED)


                                                    1998       1997
                                                  --------   --------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . .   $  8,676      9,831
  Reconciliation of net earnings to net
   cash provided by (used in) operating activities:
    Depreciation and amortization . . . . . . .      8,177      6,495
    Equity in earnings from unconsolidated
      ventures. . . . . . . . . . . . . . . . .     (2,340)    (1,848)
    Provision for loss on receivables and
      other assets. . . . . . . . . . . . . . .      1,218      1,659
    Operating distributions from real
      estate ventures . . . . . . . . . . . . .      2,585      2,562
    Deferred compensation amortization. . . . .        143      --
    Foreign exchange loss . . . . . . . . . . .        106      --
    Loss (gain) on disposition of property
      and equipment . . . . . . . . . . . . . .        (39)      (196)
    Tax benefit on SFAS No. 109 Conversion. . .      --        (5,037)
  Changes in:
    Receivables . . . . . . . . . . . . . . . .      5,683     29,366
    Prepaid expenses and other assets . . . . .     (1,066)      (268)
    Accounts payable, accrued liabilities and
      accrued compensation. . . . . . . . . . .     (4,841)   (25,428)
                                                  --------   --------
        Net cash provided by
          operating activities. . . . . . . . .     18,302     17,136

Cash flows provided by (used in) investing
 activities:
  Net capital additions - property and
    equipment . . . . . . . . . . . . . . . . .    (11,921)    (3,376)
  Acquisition of business-Satulah Group, Inc. .     (5,465)     --
  Proceeds from disposition of property
    and equipment . . . . . . . . . . . . . . .        170        224
  Cash balances assumed in Galbreath
    acquisition . . . . . . . . . . . . . . . .      --         1,008
  Investments in real estate ventures:
    Capital contributions and advances to
      real estate ventures. . . . . . . . . . .    (45,965)    (9,002)
    Distributions, repayments of advances
      and sale of investments . . . . . . . . .        826      5,800
                                                  --------   --------
        Net cash used in investing
          activities. . . . . . . . . . . . . .    (62,355)    (5,346)

Cash flows provided by (used in) financing
 activities:
  Net borrowings under credit facility. . . . .     28,442    (71,115)
  Distributions to partners . . . . . . . . . .      --       (14,835)
  Net proceeds from the initial offering. . . .      --        83,056
                                                  --------   --------
        Net cash provided by (used in)
          financing activities. . . . . . . . .     28,442     (2,894)

Effects of foreign currency translation
  on cash balances. . . . . . . . . . . . . . .        165       (186)
                                                  --------   --------

                    LA SALLE PARTNERS INCORPORATED
    CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - CONTINUED




                                                    1998       1997
                                                  --------   --------

Net increase (decrease) in cash
  and cash equivalents. . . . . . . . . . . . .    (15,446)     8,710

Cash and cash equivalents, January 1. . . . . .     30,660      7,207
                                                  --------   --------

Cash and cash equivalents, September 30 . . . .   $ 15,214     15,917
                                                  ========   ========


Supplemental disclosure of cash flow information:

     Interest paid was $935 and $4,058 for the periods ended September 30, 1998 and 1997, respectively.

     Taxes paid were $1,930 and $847 for the periods ended September 30, 1998 and 1997, respectively.










































See accompanying notes to consolidated and combined financial statements.

                    LA SALLE PARTNERS INCORPORATED
        NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1998 AND 1997
                  ($ in thousands, except share data)
                              (UNAUDITED)


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

(2)  INTERIM INFORMATION

     The consolidated and combined financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated and combined financial statements for these interim periods have been included. The results for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be obtained for the full fiscal year.

(3)  EARNINGS PER SHARE

     Basic earnings per common share was based on weighted average shares outstanding of 16,230,358 and 16,210,340 for the three and nine month periods ended September 30, 1998, respectively. Diluted earnings per common share was based on weighted average shares outstanding of 16,446,906 and 16,403,225 for the three and nine month periods ended September 30, 1998, respectively, which reflects increases of 216,548 and 192,885 shares primarily representing the dilutive effect of outstanding stock options whose exercise price was less than the average market price of the Company's stock for the period and, to a lesser extent, the dilutive effect of shares to be issued under the Company's employee stock benefit plans.

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

     Summarized unaudited financial information by business segment for the three and nine month periods ended September 30, 1998 and 1997 is as follows:

                                                                SEGMENT OPERATING RESULTS
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                    ------------------------    ------------------------
                                                        1998          1997          1998          1997
                                                     ---------      --------     ---------      --------
Management Services:
  Revenue:
    Property and facility management fees . . . . .  $  12,527        10,694        33,879        28,347
    Leasing fees. . . . . . . . . . . . . . . . . .      9,051         7,179        19,990        13,178
    Development management fees . . . . . . . . . .      2,591         2,148         6,786         4,892
    Project management fees . . . . . . . . . . . .      4,361         1,889        12,361         4,985
    Intersegment revenue. . . . . . . . . . . . . .        193            25           399            75
    Other income. . . . . . . . . . . . . . . . . .        321           157           673           286
                                                     ---------       -------       -------       -------
                                                        29,044        22,092        74,088        51,763
  Operating expenses:
    Compensation, operating and administrative
     expenses . . . . . . . . . . . . . . . . . . .     27,251        21,580        78,624        53,092
    Depreciation and amortization . . . . . . . . .      1,263           961         3,880         2,402
                                                     ---------       -------       -------       -------
      Operating income (loss) . . . . . . . . . . .  $     530          (449)       (8,416)       (3,731)
                                                     =========       =======       =======       =======

Corporate and Financial Services:
  Revenue:
    Tenant representation fees. . . . . . . . . . .  $  10,784         7,600        20,965        18,084
    Investment banking fees . . . . . . . . . . . .      6,278         3,678        20,832         9,590
    Land fees . . . . . . . . . . . . . . . . . . .      2,696         1,147         5,304         2,939
    Construction operations . . . . . . . . . . . .        250           225           807           635
    Equity in earnings from unconsolidated ventures        (47)          249           (53)          431
    Intersegment revenue. . . . . . . . . . . . . .        429         --              529           392
    Other income. . . . . . . . . . . . . . . . . .         84            97           242           183
                                                     ---------       -------       -------       -------
                                                        20,474        12,996        48,626        32,254
  Operating expenses:
    Compensation, operating and administrative
     expenses . . . . . . . . . . . . . . . . . . .     14,288         9,592        41,357        27,333
    Depreciation and amortization . . . . . . . . .        316           323           926           870
                                                     ---------       -------       -------       -------
      Operating income. . . . . . . . . . . . . . .  $   5,870         3,081         6,343         4,051
                                                     =========       =======       =======       =======




                                                                SEGMENT OPERATING RESULTS
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                    ------------------------    ------------------------
                                                        1998          1997          1998          1997
                                                     ---------      --------     ---------      --------
Investment Management:
  Revenue:
    Advisory fees . . . . . . . . . . . . . . . . .  $  14,228        15,512        61,620        54,145
    Acquisition fees. . . . . . . . . . . . . . . .        845         1,238         3,524         1,902
    Equity in earnings from unconsolidated ventures        513          (140)        2,393         1,417
    Other income. . . . . . . . . . . . . . . . . .        350           185           786           468
                                                     ---------       -------       -------       -------
                                                        15,936        16,795        68,323        57,932
Operating expenses:
  Compensation, operating and administrative expenses   13,087        12,219        47,779        43,147
  Depreciation and amortization . . . . . . . . . .      1,020         1,257         3,371         3,223
                                                     ---------       -------       -------       -------
      Operating income. . . . . . . . . . . . . . .  $   1,829         3,319        17,173        11,562
                                                     =========       =======       =======       =======

Total segment revenue . . . . . . . . . . . . . . .  $  65,454        51,883       191,037       141,949
Intersegment revenue eliminations . . . . . . . . .       (622)          (25)         (928)         (467)
                                                     ---------       -------       -------       -------
      Total revenue . . . . . . . . . . . . . . . .  $  64,832        51,858       190,109       141,482
                                                     =========       =======       =======       =======

Total segment operating expenses. . . . . . . . . .  $  57,225        45,932       175,937       130,067
Intersegment operating expense eliminations . . . .       (622)          (25)         (928)         (467)
                                                     ---------       -------       -------       -------
      Total operating expenses. . . . . . . . . . .  $  56,603        45,907       175,009       129,600
                                                     =========       =======       =======       =======

      Total operating income. . . . . . . . . . . .  $   8,229         5,951        15,100        11,882
                                                     =========       =======       =======       =======



(5)   PRO FORMA FINANCIAL INFORMATION

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

     The pro forma adjustments are based upon available information and certain assumptions that management of the Company believes are reasonable. The pro forma consolidated and combined financial statements are not necessarily indicative of what the actual results of operations would have been for the three and nine month periods ended September 30, 1997 had the Company completed the acquisition of the Galbreath common stock and consummated its conversion to corporate form and the Offering transactions as of the dates indicated nor does it purport to represent the future financial position or results of operations of the Company. The three and nine month periods ended September 30, 1998 represent the Company's actual results of operations.


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                    ------------------------    ------------------------
                                                       ACTUAL       PRO FORMA      ACTUAL       PRO FORMA
                                                        1998          1997          1998          1997
                                                     ---------      --------     ---------      --------
Revenue:
  Fee-based services. . . . . . . . . . . . . . . . $   63,611        51,310       186,067       146,548
  Equity in earnings from unconsolidated ventures .        466           109         2,340         1,921
  Other income. . . . . . . . . . . . . . . . . . .        755           439         1,702         1,224
                                                    ----------    ----------    ----------    ----------
    Total revenue . . . . . . . . . . . . . . . . .     64,832        51,858       190,109       149,693

Operating expenses:
  Compensation and benefits . . . . . . . . . . . .     37,739        29,515       116,775        91,196
  Operating, administrative and other . . . . . . .     16,265        14,039        50,057        39,920
  Depreciation and amortization . . . . . . . . . .      2,599         2,541         8,177         7,158
                                                    ----------    ----------    ----------    ----------
    Total operating expenses. . . . . . . . . . . .     56,603        46,095       175,009       138,274
                                                    ----------    ----------    ----------    ----------
    Operating income. . . . . . . . . . . . . . . .      8,229         5,763        15,100        11,419

Interest expense. . . . . . . . . . . . . . . . . .        413           135           992           864
                                                    ----------    ----------    ----------    ----------
    Earnings before provision for income taxes. . .      7,816         5,628        14,108        10,555

Net provision for income taxes. . . . . . . . . . .      3,010         2,167         5,432         4,063
                                                    ----------    ----------    ----------    ----------
    Net earnings. . . . . . . . . . . . . . . . . . $    4,806         3,461         8,676         6,492
                                                    ==========    ==========    ==========    ==========

Basic earnings per common share . . . . . . . . . . $     0.30          0.21          0.54          0.40
                                                    ==========    ==========    ==========    ==========
Weighted average shares outstanding . . . . . . . . 16,230,358    16,200,000    16,210,340    16,200,000
                                                    ==========    ==========    ==========    ==========
Diluted earnings per common share . . . . . . . . . $     0.29          0.21          0.53          0.40
                                                    ==========    ==========    ==========    ==========
Diluted weighted average shares outstanding . . . . 16,446,906    16,329,096    16,403,225    16,329,032
                                                    ==========    ==========    ==========    ==========


      Pro forma total revenue and operating expenses for Galbreath include activities such as property management and leasing, facility management and development management. Additional adjustments to operating expenses were made for estimated incremental general and administrative costs associated with operations as a public company totaling $187 and $563 for the three and nine month periods ended September 30, 1997, respectively. As a result of the repayment of the Company's long-term notes payable out of the proceeds of the Offering, the related actual interest expense totaling $148 and $2,995 for the three and nine month periods ended September 30, 1997, respectively, has been eliminated in the pro forma results. The pro forma results further include an additional provision for income taxes totaling $4,109 and $5,871 for the three and nine month periods ended September 30, 1997, respectively, giving effect to the conversion of the Company and Galbreath to taxable entities.

(6)  DEBT

      In addition to its existing five year unsecured revolving credit facility of $150,000, the Company obtained a $175 million credit facility (the "Acquisition Facility") in September 1998 which is to be used exclusively to fiance the acquisition of Compass (note 7). The Acquisition Facility, which is placed with a syndicate of seven banks, has a one year term with two six month extensions and bears a variable rate of interest based on market rates. Under the terms of the revolving credit facility and the Acquisition Facility (collectively, the "Facilities"), the Company must maintain a certain level of consolidated net worth and ratio of funded debt to earnings before interest expense, income taxes, depreciation and amortization expense, and must meet a minimum fixed charge coverage ratio. Additionally, the Company is restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities, disposing of a significant portion of its assets, and is subject to lender approval on certain levels of co-investment. As of September 30, 1998, there were no outstanding borrowings on the Acquisition Facility. The Company had $28,442 of outstanding borrowings on its revolving credit facility at September 30, 1998, compared with no outstanding borrowings at December 31, 1997.

(7)  SUBSEQUENT EVENTS - ACQUISITIONS

      On October 1, 1998, the Company acquired all of the common stock of the following real estate service companies (collectively referred to as "Compass") formerly owned by Lend Lease Corporation Limited ("Lend Lease"):
Compass Management and Leasing, Inc. and its wholly owned subsidiaries, The Yarmouth Group Property Management, Inc., and ERE Yarmouth Retail, Inc. (formerly Compass Retail, Inc.). On October 31, 1998, the Company also acquired Compass Management and Leasing (Australia) Pty Limited, the Lend Lease property and facility management business in Australia. The Company paid $180,000 in cash for all of the acquired companies, which it financed via borrowings on its Facilities. The purchase of the companies also includes provisions for an earnout payment of up to $77,500 over five years.

      On October 22, 1998, the Company and Jones Lang Wootton ("JLW") announced that they reached a definitive agreement to merge their operations. JLW is an employee owned business and provides a wide range of real estate advisory, transactional and asset management services to local, national and international clients in both the private and public sectors with more than 4,000 employees located in 32 countries throughout Europe, Asia, North America, and Australia. The transaction, which is principally structured as a share exchange, has been approved by the Company's Board of Directors and the Boards of Directors of the JLW companies and partnerships. Under the terms of the agreement, the Company will issue up to 14.3 million shares of common stock, plus approximately $6,000 in cash, subject to a closing net worth adjustment. The transaction is expected to close in early 1999 and is subject to acceptance of the exchange offer by JLW shareholders and partners, approval by the Company's shareholders, regulatory and tax clearances, and other customary conditions, and there can be no assurance it will be completed.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     LaSalle Partners Incorporated is a leading vertically integrated global real estate services firm that provides management services, corporate and financial services and investment management services to corporations and other real estate owners and investors worldwide. The Company has grown by expanding both its client base and its range of services and products in anticipation of client needs. The Company completed its initial public offering ("Offering") on July 22, 1997, raising net proceeds of $82.8 million which were used primarily to repay the Company's long-term debt and related interest of $63.5 million.

      The Company has pursued a growth strategy that capitalizes on existing client relationships and emerging industry trends. The key components of the growth strategy include expanding client relationships to increase the range of services currently provided in addition to developing new client relationships, broadening its international presence and selectively pursuing strategic acquisitions and co-investment opportunities.

     Since late 1994, the Company has completed the following strategic acquisitions: Alex. Brown Kleinwort Benson Realty Advisors Corporation, a real estate investment advisor, in November 1994; CIN Property Management, a London-based investment advisor, in October 1996; The Galbreath Company, a property and development management company, in April 1997; the project management business of Satulah Group Inc., a project management/facilities conversion company, in January 1998; and Compass Management and Leasing and certain of its affiliates, a property management and leasing, facility management and project management company with operations in the United States, United Kingdom, Australia and Brazil, in October 1998. Additionally, in October 1998 the Company and Jones Lang Wootton, an employee owned international real estate services firm with operations in Europe, Asia, Australia and the United States announced their intent to merge operations.

     The Company intends to continue to increase its co-investment with its investment management clients. This strategy should serve to grow the assets under management, generate returns on investment and create potential opportunities to provide services related to the acquisition, financing, property management, leasing and disposition of such investments. As of September 30, 1998, the Company had a total investment of $51.0 million in 41 separate property or fund co-investments with additional capital commitments of $14.5 million for future fundings of co-investments.

RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUE

     The Company's total revenue, after elimination of intersegment revenue, grew $13.0 million, or 25.0%, to $64.8 million for the three months ended September 30, 1998 and grew $48.6 million, or 34.4%, to $190.1 million for the nine months ended September 30, 1998 from the prior year periods. Despite recent volatile conditions in the economy and activity declines in the domestic real estate and capital markets, increased revenues for both periods were driven primarily by the strong U.S. economy; significant inflows of capital to the real estate market for most of the nine months ended September 30, 1998; an ongoing trend toward consolidation in many financial services businesses; and the Company's ability to cross-market real estate services to its clients.

     These increases have been partially offset by a decline in property management, disposition, leasing and investment management fees from four multiple investor funds ("Commingled Funds") formed by the Company in the 1980s. The decline is a result of the current and continuing disposition of the funds' assets, in accordance with the strategic plan. These asset dispositions are expected to be substantially completed by the end of 1998.

Revenue generated from these funds compared with total revenue was approximately 1% for the three and nine months ended September 30, 1998 and approximately 6% for the prior year periods.

     Revenue for the Company's Management Services segment, which represented 44.5% and 38.8%, respectively, of the Company's total revenue for the three and nine months ended September 30, 1998, increased $7.0 million, or 31.5%, to $29.0 million for the three months ended
September 30, 1998 and increased $22.3 million, or 43.1%, to $74.1 million for the nine months ended September 30, 1998 from the prior year periods. Increases in revenue were primarily a result of higher volumes of leasing activity and the acquisition of Galbreath and Satulah and, to a lesser extent, to increases in property and facility management fees, strategic alliance relationships formed by the Project Management business, and a higher volume of development projects being managed by the Development Management business. These increases were partially offset by a decline in revenue related to the sale of the Commingled Fund properties discussed previously.

     The Company's Corporate and Financial Services segment revenue, which represented 30.9% and 25.3%, respectively, of the Company's total revenue for the three and nine months ended September 30, 1998, increased $7.5 million, or 57.5%, to $20.5 million for the three months ended
September 30, 1998 and increased $16.4 million, or 50.8%, to $48.6 million for the nine months ended September 30, 1998 over the prior year periods. The increase in revenue for both periods was primarily attributable to an increased volume of corporate finance, investment sales and private equity activity, slightly offset by a reduction in performance fees generated during the third quarter of 1998 as compared to the third quarter of 1997 and augmented for the nine month period in 1998 by performance fees generated on the disposition of certain hotel properties in connection with the formation of the LaSalle Hotel Properties REIT in the second quarter of 1998. In addition, the Company experienced increased transaction volume by both its Tenant Representation and Land units during the periods. These increases were partially offset by a decline in revenue related to the sale of the Commingled Fund properties discussed previously.

     The Company's Investment Management segment revenue, which represented 24.6% and 35.9%, respectively, of the Company's total revenue for the three and nine months ended September 30, 1998, decreased $0.9 million, or 5.1%, to $15.9 million for the three months ended September 30, 1998 and increased $10.4 million, or 17.9%, to $68.3 million for the nine months ended September 30, 1998 from the prior year periods. The decrease in revenue for the third quarter of 1998 was primarily attributable to a decrease in performance fees generated as compared to the prior year period, in addition to the decline in revenue from four of the Company's Commingled Funds discussed previously. To a lesser extent, the decrease can be attributed to the transition of approximately $1.0 billion in assets under management related to the CalPERS portfolio to the client's new investment advisor during the third quarter of 1998. These decreases for the third quarter of 1998 were partially offset by increased equity earnings from the segment's co-investment holdings as well as international acquisition fees. The 1998 year to date gain in revenue was primarily attributable to performance fees generated on the disposition of certain assets under management, including certain hotel properties in connection with the formation of the LaSalle Hotel Properties ("LHO") in the second quarter of 1998, and, to a lesser extent, to the higher volume of activity performed by the securities unit and increased acquisition fees generated on international fund activity. These increases were partially offset by a decline in revenue from four of the Company's Commingled Funds discussed previously.

     OPERATING EXPENSE

     The Company's operating expenses, after elimination of intersegment expenses, increased $10.7 million, or 23.3%, to $56.6 million for the three months ended September 30, 1998 and increased $45.4 million, or 35.0%, to $175.0 million for the nine months ended September 30, 1998 from the prior year periods. Operating expenses represented 87.3% and 92.1% of total revenue, respectively, for the three and nine month periods ended
September 30, 1998 which is consistent with the prior year periods. Increased operating expense levels reflect the (i) increased accrual for incentive compensation as a result of higher operating profits from the prior year periods; (ii) increased personnel and other operating costs associated with staffing levels necessary to support new business initiatives and increased business activity; (iii) personnel and other operating costs associated with the acquisition of Galbreath and Satulah, including the amortization of goodwill and intangibles; and, (iv) personnel and infrastructure costs related to public reporting and technology enhancements.

     Operating expenses for the Company's Management Services segment increased $6.0 million, or 26.5% to $28.5 million for the three months ended September 30, 1998 and increased $27.0 million or 48.7% to $82.5 million for the nine months ended September 30, 1998 over the prior year periods. These increases were primarily a result of the effects of the Galbreath and Satulah acquisitions, including personnel costs and amortization of intangibles resulting from the acquisitions, higher compensation and benefit costs associated with increased staffing to support new business initiatives and incremental corporate infrastructure costs as a result of higher staffing levels and technology enhancements.

     Operating expenses for the Corporate and Financial Services segment increased $4.7 million, or 47.3%, to $14.6 million for the three months ended September 30, 1998 and increased $14.1 million, or 49.9%, to $42.3 million for the nine months ended September 30, 1998 over the prior year periods. The increases principally reflect the accrual incentive compensation resulting from the increased level of operating profits generated, in addition to increased personnel and other operating costs associated with staffing levels necessary to support new business initiatives and the increased business activity.

     Operating expenses for the Investment Management segment increased $0.6 million, or 4.7%, to $14.1 million for the three months ended September 30, 1998 and increased $4.8 million, or 10.3%, to $51.2 million for the nine months ended September 30, 1998 over the prior year periods. The increase for the three months ended September 30, 1998 was primarily attributable to the new international office opened in the Netherlands subsequent to the third quarter of 1997. The increase for the nine months ended September 30, 1998 was substantially a result of increased accruals for incentive compensation, consistent with the increased level of operating profits generated for the period as compared to the prior year.

     OPERATING INCOME

     As a result of the factors noted above, the Company's operating income increased $2.3 million, or 38.3%, to $8.2 million for the three months ended September 30, 1998 and increased $3.2 million, or 27.1%, to $15.1 million for the nine months ended September 30, 1998 over the prior year periods. As a percentage of total revenue, the Company's operating income remained relatively constant compared to the prior year period at 12.7% and 7.9% for the three and nine months ended September 30, 1998, respectively.

     INTEREST EXPENSE

     Interest expense increased $0.1 million to $0.4 million for the three months ended September 30, 1998 and decreased $2.9 million to $1.0 million for the nine months ended September 30, 1998 from the prior year periods. The decrease for the nine months ended September 30, 1998 is principally a result of the repayment of the Company's long-term debt from the net proceeds of the Offering.

     PROVISION FOR INCOME TAXES

     The provision for income taxes increased $5.0 million to $3.0 million for the three months ended September 30, 1998 and increased $7.2 million to $5.4 million for the nine months ended September 30, 1998 from the prior year periods. The increases are a result of a $5.0 million tax benefit recorded by the Company during the third quarter of 1997 upon its conversion from partnership to corporate form in July 1997, in addition to the resulting provision for income taxes at an effective tax rate of 38.5%.

     NET EARNINGS

     As a result of the factors discussed previously, the Company's net earnings decreased $2.8 million, or 36.8%, to $4.8 million for the three months ended September 30, 1998 and decreased $1.2 million, or 11.7%, to $8.7 million for the nine months ended September 30, 1998 from the prior year periods.

     PRO FORMA RESULTS

     Pro forma results for the three and nine months ended September 30, 1997 give effect to (i) the acquisition of Galbreath, as adjusted for the Tenant Representation and Investment Banking units which were not acquired, as if the acquisition occurred on January 1, 1997; (ii) the provision for income taxes as though the Company and Galbreath were both taxable entities as of January 1, 1997 at an effective tax rate of 38.5%; and (iii) estimated incremental general and administrative costs associated with operations as a public company and the repayment of the Company's long-term notes payable out of the proceeds of the Offering as if the Offering occurred on January 1, 1997.

     The Company's actual historical revenue for the three and nine months ended September 30, 1998 of $64.8 million and $190.1 million, respectively, compare to $51.9 million and $149.7 million for the prior year periods on a pro forma basis. The Company's operating expenses for the three and nine months ended September 30, 1998 on an actual historical basis were 87.3% and 92.1% of revenue, respectively, compared to 88.9% and 92.4% for the prior year periods on a pro forma basis. As a result of the factors previously discussed, the Company's actual historical net income increased $1.3 million to $4.8 million for the three months ended September 30, 1998 and increased $2.2 million to $8.7 million for the nine months ended September 30, 1998 from the prior year periods on a pro forma basis.

LIQUIDITY AND CAPITAL RESOURCES

     The Company meets its cash requirements primarily from operating activities. No one client accounts for more than 10% of the Company's total revenue. During the nine months ended September 30, 1998, cash flows provided by operating activities totaled $18.3 million, an increase of $1.2 million over the prior year period. The increase in operating cash flows is primarily attributable to increased incentive fees generated which are typically paid upon closing of the related transaction.

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

     Net cash used in investing activities was $62.4 million for the nine months ended September 30, 1998 compared with $5.3 million for the prior year period. The increased usage of $57.0 million is primarily attributable to a higher level of co-investment during 1998, including an $18.9 million investment in LHO (net additional co-investment of $15.2 million) in April 1998. In addition, the Company acquired the project management business of the Satulah Group Inc. in January 1998 for $5.5 million in cash. Finally, the Company experienced increased net capital expenditures of $8.5 million primarily as a result of the continued customization and implementation of a new property accounting and information system by its Management Services segment and a new corporate accounting system in addition to the on-going replacement of personal computers. The Company anticipates that future capital expenditures will continue to exceed prior year levels as a result of technology enhancements that are currently in progress.

     Historically, the Company has financed its operations, acquisitions and co-investments with internally generated funds, ownership equity and borrowings under revolving credit facilities. In addition to the Company's existing five year unsecured revolving credit facility of $150 million, in September 1998, the Company obtained a $175 million credit facility (the "Acquisition Facility") which is to be used exclusively to finance the acquisition of certain businesses from Lend Lease as described under Subsequent Events - Acquisitions. The new facility, which is placed with a syndicate of seven banks, has an initial term of one year with two six month extensions. The revolving credit facility is available for working capital, co-investment, and acquisitions. The facilities are guaranteed by certain of the Company's subsidiaries. The Company must maintain a certain level of consolidated net worth and ratio of funded debt to EBITDA, and must meet a minimum fixed charge coverage ratio. Additionally, the Company is restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facilities and disposing of a significant portion of its assets, and is subject to lender approval on certain levels of co-investment. The facilities bear variable rates of interest based on market rates. There were no borrowings as of and for the nine months ended September 30, 1998 on the Acquisition Facility. The Company had outstanding borrowings of $28.4 million as of September 30, 1998 on its revolving credit facility. The Company's effective interest rate on its revolving credit facility was 5.8% and 6.7% for the nine months ended September 30, 1998 and 1997, respectively.

     Net cash provided by financing activities was $28.4 million for the nine months ended September 30, 1998 compared with net cash used of $2.9 million in the prior year period. The increase in cash flows is primarily a result of the Company's conversion to corporate form in July 1997 and the elimination of partnership distributions which were made to its partners during 1997 in accordance with partnership agreements for which no like dividends were made during 1998. To a lesser extent the increase in cash flows are due to increased borrowings on the Company's revolving credit facility to fund increased co-investment activity and capital expenditures as previously discussed. The Company believes, based on current operating plans, that cash generated from operations and available borrowings will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

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

     YEAR 2000 ISSUES

     The "Year 2000 Issue" is the result of computer programs and systems having been designed and developed to use two digits, rather than four, to define the applicable year. As a result, these computer programs and systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, pay invoices or engage in similar normal business activities. The Company has defined five key phases in addressing the Year 2000 Issue: awareness, assessment, renovation, validation and implementation.

     Under the guidance of a Year 2000 program team, who's strategy is supported by senior management, the Company has substantially completed its awareness phase and will continue this phase through December 31, 1999 to maintain a heightened sense of awareness to the Year 2000 Issue. The Company conducts its business primarily with commercial software purchased from third-party vendors and has significantly upgraded its information systems capabilities over the last two years and is in the process of finalizing the roll-out of new property and client accounting systems. In conducting the assessment phase, the Company is reviewing the year 2000 compliance of these systems in addition to creating an inventory of all other applications, systems software and hardware including the related impact of the Year 2000 Issue. Completion of the assessment phase is anticipated to be in early 1999.

     Based upon the results of the assessment phase, the Company will determine the appropriate levels of renovation and validation that will be required. As a result of the significant recent upgrades of the critical business systems, the renovation process of converting, replacing or eliminating selected platforms, applications, databases and utilities, as well as the validation process of testing and verifying, is anticipated to be completed by mid-year 1999. The implementation phase, which involves returning the tested systems to operational status and the development of contingency plans for critical business systems, is also anticipated to be completed by mid-year 1999.

     Management expects that the cost of additional modifications to the Company's software to meet Year 2000 requirements will not be material. The total anticipated costs related to the phases previously discussed is currently projected to be approximately $2.7 million, including approximately $1.3 million of operating expenses associated with testing and other matters and $1.4 million of capital expenditures, primarily representing system upgrades which provide operational benefits above and beyond Year 2000 compliance. The Company has incurred $.2 million in operating expenses to date. Factors that could impact the Company's ability to make the necessary modifications or replacements include, but are not limited to, the availability and cost of trained personnel and the ability of such personnel to locate and correct all relevant computer codes. If such modifications are not completed on a timely basis or are more costly to implement than anticipated, the Company's business, financial condition or results of operations could be materially adversely affected.

     The ability of third parties with whom the Company transacts business or companies that the Company may acquire to adequately address their Year 2000 issues is outside the Company's control. At this time, the Company is in the process of reviewing the Year 2000 compliance of its major suppliers and customers. There can be no assurance that the failure to adequately address Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, and results of operations.

     Properties for which the Company provides management services rely on a variety of third party suppliers to provide critical operating services. These suppliers may utilize systems and embedded technologies to control the operation of building systems such as utilities, lighting, security, elevators, heating, ventilating and air conditioning systems. The Company is in the process of obtaining assurances from suppliers as to their Year

2000 compliance and preparing contingency plans, including the identification of alternative suppliers. The Company does not control these third party suppliers, and for some suppliers, such as utility companies, there may be no feasible alternative suppliers available. The failure to these suppliers' systems could have a material adverse effect on the operations of the affected property, and widespread failures could have a material adverse effect on the Company.

     Although the Company is not aware of any threatened claims related to the Year 2000, the Company may become subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on the Company. It is not clear whether the Company's insurance coverage would be adequate to offset these and other business risks related to the Year 2000.


     SUBSEQUENT EVENTS - ACQUISITIONS

     On October 1, 1998, the Company acquired all of the common stock of the following real estate service companies formerly owned by Lend Lease Corporation Limited ("Lend Lease"): Compass Management and Leasing, Inc. and its wholly owned subsidiaries; The Yarmouth Group Property Management, Inc.; and ERE Yarmouth Retail, Inc. (formerly Compass Retail, Inc.). On October 31, 1998, the Company also acquired Compass Management and Leasing (Australia) Pty Limited, the Lend Lease property and facility management business in Australia. Atlanta-based Compass Management and Leasing, Inc. is a global real estate management firm, with operations across the United States, United Kingdom, South America and Australia. The Company paid $180,000 in cash for all of the acquired companies. The purchase of the companies also includes provisions for an earnout payment of up to $77.5 million over five years. The acquisition was accounted for as a purchase and, accordingly, operating results for the Compass business will be included in the Company's results subsequent to the date of acquisition.

     On October 22, 1998, the Company and Jones Lang Wootton ("JLW") announced that they reached a definitive agreement to merge their operations. JLW, which is headquartered in London, provides a wide range of real estate advisory, transactional and asset management services to local, national and international clients in both the private and public sectors. JLW is an employee owned company and has more than 4,000 employees located in 32 countries throughout Europe, Asia, North America, and Australia. The transaction, which is principally structured as a share exchange, has been approved by the Company's Board of Directors and the Board of Directors of the JLW companies and the partnerships. Under the terms of the agreement, the Company will issue up to 14.3 million shares of common stock and approximately $6.0 million in cash, subject to a closing net worth adjustment. The transaction, which is expected to close in early 1999, is subject to acceptance of the exchange offer by Jones Lang Wootton shareholders and partners, approval by LaSalle shareholders, regulatory and tax clearances, and other customary conditions. There can be no assurance that the transaction will be completed.

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


     ITEM 5.   OTHER MATTERS

     On October 22, 1998, Lizanne Galbreath resigned from the Board of
Directors.

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

     (b) A Current Report on Form 8-K, dated August 31, 1998, reporting the definitive agreement for the Company to acquire two Lend Lease real estate services businesses, was filed during the quarter ended
September 30, 1998.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            LASALLE PARTNERS INCORPORATED




Dated:  November 13, 1998         BY:/S/ WILLIAM E. SULLIVAN
                                  ------------------------------
                                  William E. Sullivan
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Authorized Officer,
                                  Principal Financial Officer and
                                  Principal Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                      Description
-------                     -----------


10.1 $175,000,000 Credit Agreement, dated as of September 21, 1998, among LaSalle Partners Incorporated, the Guarantors Party Thereto, the Lenders Party Thereto, Harris Trust and Savings Bank, as Documentation Agent, The Chase Manhattan Bank, as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent.

10.2 First Amendment to the Company's $150,000,000 Multicurrency Credit Agreement, dated as of September 21, 1998.

10.3 Second Amendment to the LaSalle Partners Incorporated Employee Stock Purchase Plan.

27.1                        Financial Data Schedule.