Form 10-K405
period 1998-12-31
LASALLE PARTNERS INC
filed 1999-03-04
CIK 1037976

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934

For the fiscal year
ended December 31, 1998                 Commission File Number 1-13145


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

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
     Title of each class                       which registered
     -------------------                   ------------------------

Common Stock ($.01 par value)              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                   None



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

As of February 26, 1999, there were outstanding 16,319,134 shares of the Registrant's Common Stock. The aggregate market value of the Registrant's Common Stock held for non-affiliates on February 26, 1999 was approximately $319,669,224 based on the closing price of $31.1875 per share. The aggregate market value of all of the Registrant's 16,319,134 shares of Common Stock outstanding on such date was approximately $508,952,992.

Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on May 3, 1999 are incorporated by reference in
Part III of this report.

                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .   22

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .   22

Item 4.      Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .   22


PART II

Item 5.      Market for the Registrant's Common Equity
             and Related Stockholder Matters . . . . . . . .   22

Item 6.      Selected Financial Data . . . . . . . . . . . .   23

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .   28

Item 7A.     Quantitative and Qualitative Disclosures
             About Market Risk . . . . . . . . . . . . . . .   39

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   41

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . .   79


PART III

Item 10.     Directors and Executive Officers
             of the Registrant . . . . . . . . . . . . . . .   79

Item 11.     Executive Compensation. . . . . . . . . . . . .   79

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   79

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   79


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   80


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS . . . . . .   81


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   83

                                  PART I

ITEM 1.  BUSINESS

     COMPANY OVERVIEW

     LaSalle Partners Incorporated (together with its predecessors and subsidiaries), ("LaSalle"), founded in 1968, is a leading full-service real estate firm that provides management services, corporate and financial services and investment management services to corporations and other real estate owners and investors worldwide. LaSalle has grown by expanding both its client base and its range of services and products in anticipation of client needs. By offering a broad range of real estate products and services, and through its extensive knowledge of domestic and international real estate markets, LaSalle is able to serve as a single source provider of solutions for its clients' full range of real estate needs.

     As further discussed in the Organization section which follows, LaSalle has reached a definitive agreement with Jones Lang Wootton ("JLW") to merge operations. LaSalle will benefit from JLW's strength in Europe and Asia Pacific, while JLW gains LaSalle's depth in North America and its position as a leader in real estate investment management. Both firms possess reputations as leaders in their respective markets and businesses and are guided by a determination to create and maintain long-term client relationships.

     ORGANIZATION

     Prior to its incorporation in Maryland on April 15, 1997 and its initial public offering (the "Offering") of 4,000,000 shares of LaSalle Partners Incorporated common stock on July 22, 1997, LaSalle transacted business as LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (collectively, the "Predecessor Partnerships"). Immediately prior to the Offering, the general and limited partners of the Predecessor Partnerships contributed all of their partnership interests in the Predecessor Partnerships to LaSalle for an aggregate of 12,200,000 shares of common stock. LaSalle subsequently caused the Predecessor Partnerships to contribute, among other things, substantially all of their assets and liabilities to one of four wholly owned subsidiaries, LaSalle Partners Management Services, Inc., LaSalle Partners Corporate & Financial Services, Inc., LaSalle Advisors Capital Management, Inc., or LaSalle Partners Co-Investment, Inc., also incorporated in April 1997. LaSalle Partners International, Inc., an existing subsidiary of the Predecessor Partnerships, continues to conduct LaSalle's international operations through various of its subsidiaries.

     In April 1997, LaSalle acquired all of the common stock of the Galbreath Company, a property, facility and development management company.

LaSalle's principal objectives for the merger were to expand LaSalle's geographic presence, add additional client relationships and provide for economic synergies with the Leasing and Management Services segment. In addition, LaSalle acquired the project management business of Satulah Group Inc., a project management and facilities conversion company, in January 1998. LaSalle's objective was to enhance its current project management services and to support its long-term growth strategy of expanding service capabilities.

     In October 1998, LaSalle acquired all of the common stock of the following real estate service companies (collectively referred to as "Compass") formerly owned by Lend Lease Corporation Limited ("Lend Lease"):
Compass Management and Leasing, Inc. and its wholly owned subsidiaries, The Yarmouth Group Property Management, Inc., ERE Yarmouth Retail, Inc. (formerly Compass Retail, Inc.), and Compass Management and Leasing (Australia) Pty Limited, the Lend Lease property and facility management business in Australia. The acquisition of Compass elevated LaSalle's position in the property and facility management industry to that of the largest management services company in the United States and expanded its international presence into Australia and South America.

     In October 1998, LaSalle reached a definitive agreement to merge operations with Jones Lang Wootton, one of the world's leading real estate services companies. JLW is an employee owned business and provides a wide range of real estate advisory, transactional and asset management services to local, national and international clients in both the private and public sectors with more than 4,000 employees located in 32 countries throughout Europe, Asia, North America, and Australia. Together, the combined company will manage approximately 680 million square feet of property, provide investment management services for $20.5 billion of assets, and operate a business with more than 6,000 employees across 79 key markets in 34 countries on five continents. Under the terms of the agreement, LaSalle will issue up to 14.3 million shares of common stock and approximately $6.2 million in cash, subject to a closing net worth adjustment. The completion of the Jones Lang Wootton merger is conditional upon the satisfaction of various closing conditions, including the approval of LaSalle stockholders.

A proxy statement soliciting approval has been mailed to stockholders, and a special meeting has been scheduled for March 10, 1999. If LaSalle stockholder approval is received and the other closing conditions are met, the transaction is expected to close shortly after the meeting.

     BUSINESS SEGMENTS

     To meet the diverse needs of its clients, LaSalle provides its full range of real estate services through three principal business segments:
Leasing and Management Services, Financial and Corporate Services and LaSalle Investment Management. For financial information and a discussion of the operating performance of each segment refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the audited financial statements provided elsewhere herein.

     LEASING AND MANAGEMENT SERVICES

     LaSalle's Leasing and Management Services segment develops and implements property level strategies to increase investment value for real estate owners and optimize occupancy costs for corporate owners and users of real estate. The Leasing and Management Services segment provides four primary service capabilities: (i) leasing and property management for property owners ("Leasing and Property Management Services"); (ii) facility services for properties occupied by corporate owners and users ("Facility Services"); (iii) development services for both investors and real estate users seeking to develop new buildings or renovate existing facilities ("Development Services"); and (iv) project management services providing strategic occupancy planning, tenant improvement project management and relocation management, for LaSalle's clients ("Project Management Services"). As of December 31, 1998, the Leasing and Management Services segment had property management, leasing or facility management responsibility for approximately 400.5 million square feet of commercial space. According to rankings in Commercial Property News' August 1998 "Top Property Managers Survey", LaSalle is the largest real estate management services company in the United States.

     LEASING AND PROPERTY MANAGEMENT SERVICES. Active since 1978, LaSalle's Leasing and Property Management Services unit operates, markets and leases commercial real estate. LaSalle's goal, as a pioneer in the development of value-creating property management services, is to enhance its clients' property values through aggressive day-to-day management focused on maintaining high levels of occupancy and tenant satisfaction, while lowering the operating costs of such properties. During 1998, LaSalle provided on-site Leasing and Property Management and Leasing Services for over 780 office, retail, mixed-use and industrial properties, in the United States and completed approximately 1,700 lease transactions totaling approximately 16.8 million square feet.

     LaSalle's leasing and property management services are typically provided by an on-site general manager and staff supported through extensive regional supervisory teams as well as central resources in areas such as training, technical and environmental services, accounting, marketing and human resources. Property general managers assume full responsibility for property management and leasing activities, client satisfaction and financial results and are compensated, not by fees or commissions, but through a combination of base salary and performance bonus that is directly linked to results produced for clients.

     LaSalle typically receives fees based on the value of the lease revenue commitment for leases consummated while it serves as exclusive property leasing agent. Increasingly, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue, occupancy objectives or tenant satisfaction levels. As is customary in the industry, management contract terms typically range from one to three years, but are cancelable at any time upon a short notice period, usually 30 to 60 days. However, on a portfolio basis, LaSalle's average length per management assignment as of December 31, 1998 is approximately four years.

     LaSalle's recent acquisitions of Compass, Satulah and Galbreath, in light of the trend towards consolidation within the property management industry generally, in addition to the recent investments in a new property information system, provides opportunities for LaSalle to leverage its increased size to offer high quality, low cost services over a wider geographic area. In addition, the continued strength of the U.S. economy and related steady demand for commercial space have caused occupancy rates to remain over 90%-resulting in higher lease rates and rental income for property owners. The continued rollover of below market leases should further enhance returns for property owners. The marketing efforts of the Leasing and Management Services business are directed toward pursuing new third-party management assignments, expanding LaSalle's relationships with existing clients and capitalizing on new business opportunities which may arise from LaSalle Investment Management's initiatives, such as the continuation of its co-investment strategy. Further, the proposed merger with JLW will provide an opportunity to combine best practices around the globe to enhance current client satisfaction and margin objectives as well as to serve new multinational clients.

     FACILITY SERVICES. LaSalle was a pioneer in the facility services business and currently is the largest provider of facility services in the United States. LaSalle's Facility Services unit provides comprehensive portfolio and property management services to corporations and institutions that outsource their real estate management functions. The properties under management range from corporate headquarters to industrial complexes. LaSalle's target clients typically have large portfolios (usually over one million square feet) with significant opportunities to reduce costs and improve service delivery. Performance measures are generally developed to quantify progress made toward the goals and objectives that are set mutually with clients. At December 31, 1998, LaSalle had approximately
188.0 million square feet under management.

     LaSalle's Facility Services unit also serves as an important "port of entry" for LaSalle's other business units. Depending on client needs, the Facility Services unit, either alone or through LaSalle's other business units, provides services such as portfolio planning, property management, leasing, tenant representation, acquisition, finance, disposition, project management, development management and land advisory services. Facility Services relationships generated revenue of approximately $26.3 million in 1998 for LaSalle's other business units.

     The Facility Services unit is compensated on the basis of negotiated fees, which are typically structured to include a base fee and a performance bonus. The performance bonus compensation is based on a quantitative evaluation of progress toward performance measures and regularly scheduled client satisfaction surveys. Facility Services agreements are typically three to five years in duration.

     LaSalle believes that the global corporate trend of outsourcing non-core business functions represents an important long-term business opportunity. LaSalle also believes that its broad-based service capabilities will become an increasingly valuable competitive advantage in pursuing Facility Services assignments. LaSalle believes that its demonstrated experience, cost-cutting successes and client satisfaction also provide it with an important competitive advantage. In order to efficiently provide all services required to manage and operate large facility portfolios, LaSalle partners with major building services and architecture firms. The Facility Services unit has been actively pursuing, and has had success with obtaining, new business opportunities for universities, health care institutions, government agencies and other potential clients and, in fact, added nine new client relationships in 1998.

     DEVELOPMENT SERVICES. Active since 1975, LaSalle's Development Services unit manages all aspects of the development, redevelopment and renovation of commercial projects, principally on a fee basis. LaSalle prepares projections, budgets, schedules and cash flows for its clients, which are generally corporations with significant office space needs, in addition to undertaking entitlement, zoning and a variety of other development-related responsibilities. The Development Services unit frequently manages development initiatives for clients of LaSalle's Facility Services, Tenant Representation Services and Land Services units, as well as for clients of the LaSalle Investment Management segment which are pursuing development-related investment strategies.

     LaSalle has extensive experience in ground-up development in the office, retail and institutional sectors. As of December 31, 1998, the Development Services unit was managing the development of 37 projects totaling approximately 5.8 million square feet nationally.

     The Development Services unit generates development and advisory fees which are typically fixed and are negotiated based upon the cost of the developments or improvements. Assignments are typically multi-year in nature.

     PROJECT MANAGEMENT SERVICES. Active since 1988, LaSalle's Project Management Services unit provides facility build-out and conversion management, move management and strategic occupancy planning services to tenants of leased space, owners in self-occupied buildings and owners of real estate investments. The Project Management Services unit frequently manages the relocation and build-out initiatives for clients of LaSalle's Leasing and Property Management Services, Facility Services and Tenant Representation Services units.

     With the acquisition of the project management business of Satulah Group Inc. in January 1998, LaSalle is one of the largest providers of project management services nationally, with 151 professionals in 14 U.S. markets. During 1998, LaSalle provided services for approximately 75 clients. LaSalle intends to grow its Project Management Services business via expansion into additional U.S. markets and by increasing the number of LaSalle's current clients it provides services for.

     The Project Management Services unit is typically compensated on the basis of negotiated fees. Contracts are typically multi-year in nature for national clients with individual projects being completed in less than one year.

     FINANCIAL AND CORPORATE SERVICES

     LaSalle's Financial and Corporate Services group provides transaction and advisory services through three primary service capabilities: (i) tenant representation for corporations and professional service firms ("Tenant Representation Services"); (ii) investment banking services to address the financing, acquisition and disposition needs of real estate owners ("Investment Banking Services"); and (iii) land acquisition and development services for owners, users and developers of land ("Land Services").

     TENANT REPRESENTATION SERVICES. First offered in 1978, LaSalle's Tenant Representation Services unit assists clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions and negotiating lease and ownership terms with third parties.

     LaSalle seeks to lower its clients' real estate costs, minimize real estate occupancy risks, improve clients' flexibility and occupancy control and create more productive office environments. LaSalle uses a multi-disciplined approach to develop occupancy strategies that are linked to its clients' core business objectives. In 1998, the Tenant Representation Services unit completed over 425 transactions for a total of approximately
9.1 million square feet.

     The domestic tenant representation industry includes a large number of service providers offering a wide range of service quality and capabilities. The Tenant Representation Services unit directs its marketing efforts toward developing "strategic alliances" with clients whose real estate requirements include on-going assistance in meeting their real estate needs and also toward clients who have the need to consider multiple real estate options and to execute complex strategies. In many cases, LaSalle develops a strategic alliance with clients to deliver fully integrated real estate services, including comprehensive on-going strategic planning and transaction execution services across multiple office locations via the assignment of dedicated client teams. LaSalle views its strategic alliances as a competitive advantage since these long-term relationships lower business development costs for LaSalle and create recurring revenue sources. In 1998, approximately 82% of the Tenant Representation Services unit revenue was derived from strategic alliances. Through these relationships, LaSalle gains a better understanding of its clients' portfolio and occupancy requirements since the same professionals service the client's needs nationwide. LaSalle believes that these relationships enable it to deliver more consistent services and better results than single-transaction, commissioned brokerage service providers.

     In addition to its strategic alliances, LaSalle also represents clients in large, complex transaction assignments that typically involve relocations of headquarters facilities or major consolidations of offices. In such assignments, LaSalle draws on other capabilities of the firm to enable clients to consider development of new facilities, weigh the benefits of purchase or lease decisions and evaluate long-term financing options.

     LaSalle distinguishes its tenant representation services from those of its competitors in several ways. LaSalle's Tenant Representation Services professionals are recruited on the basis of strong educational credentials and broad business experience, with approximately 90% holding Master of Business Administration or other advanced degrees. Additionally, in contrast to LaSalle's major national brokerage competitors, LaSalle's Tenant Representation Services professionals do not earn commissions, but are compensated by means of a base salary and performance bonus that is determined by their contribution to achieving predetermined client performance objectives.

     LaSalle intends to further the growth of this business by continuing to increase its strategic alliance relationships, to which it added seven new ones in 1998, and by expanding the relationships to cover multinational clients that have occupancy needs around the world and are looking for a single source provider.

     LaSalle is generally compensated for Tenant Representation Services on a negotiated fee basis. Although fees are generated by lease commissions, they are often also determined by performance related to targets set by LaSalle and the client prior to LaSalle's engagement and, in the case of strategic alliances, at annual intervals thereafter. Quantitative and qualitative measurements assess progress relative to these goals, and LaSalle is compensated accordingly, with incentive fees often awarded for superior performance.

     INVESTMENT BANKING SERVICES. Active since 1968, LaSalle's Investment Banking Services unit is engaged in real estate finance, private equity placements, portfolio advisory activities, corporate finance and institutional property sales. In 1998, LaSalle completed institutional property sales, debt financings, equity financings and placements and portfolio advisory activities on assets and portfolios valued at approximately $6.5 billion.

     LaSalle believes that its Investment Banking Services unit has a number of competitive strengths, including its broad accumulated base of real estate investment banking knowledge and an ability to draw on LaSalle's access to global capital sources. LaSalle's Leasing and Management Services segment and the LaSalle Investment Management segment are valuable resources for the Investment Banking Services unit in providing local market and property information and capital markets expertise. Subsequent to the merger with JLW, the Investment Banking Services unit will have expanded access to international market and property information which will create the platform necessary for this business unit to offer its expertise to multinational clients.

     The Investment Banking Services unit is integral to the business development efforts of LaSalle's other business units by researching, developing and introducing innovative new financial products and strategies; including the development of LaSalle's hotel investment capability, which is currently performed within LaSalle's Investment Management group. In spite of the turbulence in the capital markets in the latter half of 1998, the Investment Banking business performance exceeded that of prior years, primarily as a result of their ability to provide financing and private equity capital placements which was still strong during 1998.

     LaSalle is typically compensated for Investment Banking Services on the basis of the value of transactions completed or securities placed, but in certain circumstances LaSalle receives retainer fees for strategic advisory services.

     LAND SERVICES. LaSalle has been active in the evaluation, acquisition and disposition of land assets since 1970. LaSalle's Land Services professionals offer clients expertise and broad experience in a range of land-related competencies, including land planning and urban design, governmental approvals, market and financial analysis and valuations. The Land Services unit completed approximately 100 transactions in 1998 in United States markets. LaSalle's Land Services unit benefits from LaSalle's strong relationships with its clients, with approximately 34% of Land Services unit transactions in 1998 involving clients serviced by other business units of LaSalle.

     The Land Services unit acquires and sells urban and suburban development projects and sites for future development, undertakes complex land assemblages and site searches and provides advisory services for owners of land and land-development projects. LaSalle's Land Services unit also originates and executes land-related investment programs in development properties and portfolios of land assets for the clients of LaSalle Investment Management. In addition, LaSalle has developed expertise in the sale of portfolios of land and land-related assets. LaSalle's Land Services professionals also have advised public institutions on land-related assignments, including the conversion of military base facilities, master planning of peripheral airport land and the evaluation and disposition of land related to major transit systems.

     LASALLE INVESTMENT MANAGEMENT

     LaSalle Investment Management provides real estate investment management services to institutional investors, corporations and high net-worth individuals. LaSalle serves its clients through a broad range of real estate money management products and services in the public and private capital markets to meet various strategic, risk/return and liquidity requirements, with a wide variety of equity and debt products. This business is organized along two functional lines, private equity and debt investments and public equity and debt investments. LaSalle offers its clients a range of investment alternatives, including private direct investments in multiple real estate property types (e.g., office, retail, industrial, residential, land and parking), and indirect investments, primarily in publicly traded REITs and other real estate equities. LaSalle believes that the success of the LaSalle Investment Management segment is built on the foundation of fully integrated research, innovative investment strategies and a strong client focus. LaSalle Investment Management's strategy is focused on three fundamentals: (i) developing and executing tailored investment strategies to meet a variety of client objectives; (ii) providing superior performance for its clients; and (iii) delivering a high level of service.

     As of December 31, 1998, LaSalle managed approximately $14.2 billion of real estate assets, making it one of the largest managers of institutional equity capital invested in domestic real estate assets and securities. Approximately $3.6 billion of this total represents public real estate securities currently managed by LaSalle's ABKB/LaSalle Securities unit ("ABKB/LaSalle Securities"), a leading domestic institutional real estate securities manager.

     The investment and capital origination activities of LaSalle Investment Management are becoming increasingly non-U.S. based. As of December 31, 1998, 31% of LaSalle's assets under management were invested outside of the U.S. Additionally, approximately 49% of equity capital under management by LaSalle at December 31, 1998 originated from international investors. LaSalle expects its international Investment Management group to continue to increase as a proportion of total capital raised and invested. LaSalle Investment Management activities generate significant additional business for other parts of LaSalle's operations, particularly in the areas of Leasing and Property Management Services and Investment Banking Services.

     LaSalle maintains an extensive real estate research department which, with a staff of 12 professionals, monitors real estate and capital market conditions, both domestically and in several international markets, to enhance investment decisions and identify future opportunities. In addition to drawing on public sources for information, the research department utilizes the extensive local presence of LaSalle's professionals throughout the U.S. to gain proprietary insight into local market conditions. Subsequent to the merger with JLW, the combined firm will have 22 investment research professionals around the globe in addition to an impressive supply of local market knowledge on an international basis.

     PRIVATE EQUITY AND DEBT INVESTMENTS. LaSalle introduced its first institutional investment fund in 1979 and currently has a series of commingled investment funds including three domestic funds and a French fund first offered in 1997. LaSalle also has single client account relationships ("separate accounts") with domestic and international investors for whom LaSalle manages private real estate investments. On behalf of its investment management clients, LaSalle acquires, manages, leases, finances and divests real estate investments across a broad range of real estate property types.

     To take advantage of the trend toward globalization of real estate capital sources, LaSalle strengthened and extended its international investment activities with the acquisition in October 1996, of CIN Property Management (now renamed CIN LaSalle Investment). CIN LaSalle Investment, one of the largest managers of pension fund real estate equity investments in the United Kingdom, has expanded LaSalle's investment activities and capital raising in the United Kingdom and continental Europe. LaSalle currently has approximately $4.4 billion in assets under management in the United Kingdom and France. Subsequent to the merger with JLW, the combined firm will have approximately $20.5 billion in assets under management, with approximately $10.7 billion of those assets in the United Kingdom and Europe. LaSalle intends to leverage its current organizational strength and the access to global capital subsequent to the merger to take advantage of the accelerating interest in international investment, to expand investment activity to new countries within Europe and Asia Pacific and to strengthen its position as a leading intermediary for real estate capital flows in the U.S.

     In early 1998, LaSalle Investment Management established LaSalle Partners U.S. Real Estate Fund, a mutual fund investing in U.S. Equity REITs that targets private investors and small institutional clients.

     Investors continue to favor advisors that co-invest in newly formed investment vehicles in order to better align the interests of the investor and the advisor. LaSalle believes that co-investment will continue to be important in certain regions of the world as a factor in retaining and expanding its competitive position. LaSalle also believes that its co-investment strategy will greatly strengthen its ability to raise capital for new investment funds. By increasing assets under management, LaSalle also gains the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such assets.

     LaSalle Investment Management's operations are conducted with teams of professionals dedicated to achieving client objectives. All investment decisions for private market investments must be approved by LaSalle's five-member investment committee. The investment committee approval process is utilized for both LaSalle's investment funds and for all of its separate account clients.

     LaSalle is generally compensated for investment management services for private equity and debt investments based on initial capital invested, with additional fees tied to investment performance above benchmark levels. The term of LaSalle's advisory agreements varies by the form of investment vehicle involved and the type of service provided. LaSalle's investment funds have various lifespans, typically ranging between five and ten years, with extension provisions based on a vote of investors. Separate account advisory agreements generally have three year terms with "at will" termination provisions.

     PUBLIC EQUITY AND DEBT INVESTMENTS. LaSalle conducts its securities investment business through ABKB/LaSalle Securities, which was formed by LaSalle in 1994 in connection with the acquisition of ABKB's real estate advisory business. LaSalle offers its clients the ability to invest in either separate account or fund investment vehicles focused on public real estate equity and debt securities. LaSalle principally invests its clients' capital in domestic REIT equities but is also active in private placement investments in publicly traded real estate companies and selected investments in private real estate companies seeking capital to ultimately gain access to the public markets.

     As of December 31, 1998, ABKB/LaSalle Securities had $3.6 billion of assets under management. LaSalle is typically compensated by its securities investment clients on the basis of the market value of assets under management with increasing use of incentive fees tied to performance of investments above benchmark levels.

     In addition, LaSalle Investment Management furthered its endeavors in the hotel industry with the completion of the initial public offering of LaSalle Hotel Properties ("LHO"), a REIT which was formed to own hotel properties and to continue and expand LaSalle's hotel investment activities by investing particularly in upscale and luxury full service hotels located primarily in major business and urban, resort and convention markets. LaSalle provides advisory, acquisition and administrative services to LHO for which it receives a base advisory fee calculated as a percentage of net operating income, as well as performance fees based on growth in funds from operations on a per share basis.

COMPETITIVE ADVANTAGES

     LaSalle believes that it has several competitive advantages which have established it as a leader in the real estate services and investment management industries. These advantages include LaSalle's:

     RELATIONSHIP ORIENTATION. LaSalle's client-driven focus enables LaSalle to develop long-term relationships with owners and users of real estate. By developing such relationships, LaSalle generates repeat business and creates recurring revenue sources; approximately 85% of LaSalle's 1998 revenue was derived from clients for which LaSalle provided services in prior years. LaSalle's relationship orientation is supported by an employee compensation system which it believes is unique in the real estate industry. LaSalle compensates its professionals with a salary, bonus and stock ownership plan which is designed to reward client relationship building, teamwork and quality performance, rather than on a commission basis which is typical in the industry.

     FULL RANGE OF SERVICES. By offering a wide range of high quality, complementary services, LaSalle can combine its services to develop and implement real estate strategies that meet the increasingly complex needs of its clients. LaSalle's product and service capabilities include leasing and property management, facility services, development services, project management, tenant representation, investment banking, land acquisition and development, and investment management. During 1998, LaSalle generated nearly 50% of its revenue from clients utilizing more than one of these services.

     GEOGRAPHIC REACH. With 10 corporate offices and over 700 property and other offices throughout the U.S., LaSalle possesses in-depth knowledge of local markets and can provide its full range of real estate services throughout the U.S. In addition, ten international offices give LaSalle the ability to serve its clients' needs in key international markets. Upon the closing of the pending merger with JLW, LaSalle will increase the number of countries in which it has offices to 34 and will have approximately 6,000 employees on the ground. This geographic coverage will position the combined firm to serve its multinational clients.

     REPUTATION. Based on its industry knowledge, commissioned marketing surveys, industry publications and number of long-standing client relationships, LaSalle believes that it is widely recognized by large corporations and institutional owners and users of real estate as a provider of high quality, professional real estate services and investment management products. LaSalle believes its name recognition and reputation for quality services are significant advantages when pursuing new business opportunities.

     EXPERIENCED MANAGEMENT/EMPLOYEE EQUITY INCENTIVES. LaSalle's senior management team has an average of approximately 19 years of experience in the real estate services industry and have generally been with the firm for an average of 17 years. LaSalle uses equity-based incentive compensation and bonus plans and minimum stock ownership guidelines to foster employee commitment and align employee and stockholder interests. Prior to the merger with JLW, LaSalle employees own approximately 35% of the outstanding LaSalle common stock - subsequent to the merger, employees of the combined firm will own approximately 69%


INDUSTRY TRENDS

     INCREASING DEMAND FOR GLOBAL SERVICES; GLOBALIZATION OF CAPITAL FLOWS.

As many U.S. corporations have pursued growth opportunities in international markets, they have increased their demand for global real estate services, such as facility services, tenant representation and leasing and property management. LaSalle believes that this trend will favor those real estate service providers with the capability to provide services in key international markets. Additionally, real estate capital flows have become more global as non-U.S. investors have invested in U.S. assets, and U.S. investors have sought international real estate investment opportunities. This trend has created new markets for investment managers that can facilitate international real estate capital flows and can execute cross-border real estate transactions.

     CONSOLIDATION. The real estate services industry has gone through a high degree of consolidation in recent years. Although the pace is likely to slow in the future, many large real estate service firms engaged in the property management business, including LaSalle, believe that, as a result of substantial existing infrastructure investments and the ability to spread fixed costs over a broader base of business, it is possible to recognize incrementally higher margins on property management assignments as the amount of square footage under management increases.

     In addition, large users of commercial real estate services continue to demonstrate a desire for a single source service provider across local, national and international markets. The ability to offer a full range of services on this scale requires significant corporate infrastructure investment, including information technology and personnel training. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments.

     The above factors will likely result in continued consolidation among property management firms attempting to gain size in particular markets as well as among U.S. based and international firms.

     GROWTH OF OUTSOURCING. In recent years, outsourcing of professional real estate services on an international level has increased substantially as corporations have focused corporate resources, including capital, on their core competencies. In addition, public and other non-corporate users of real estate, such as government agencies and health and educational institutions, have begun outsourcing real estate activities as a means of reducing costs. As a result, there are significant growth opportunities for firms that can provide integrated real estate services across many geographic markets.

     ALIGNMENT OF INTERESTS OF INVESTORS AND INVESTMENT MANAGERS. Institutional investors continue to allocate significant portions of their investment capital to real estate and many investors have shown a desire to commit their capital to investment managers willing to co-invest with them on specific investments. In addition, investors are increasingly requiring that the fees paid to investment managers be more closely aligned with investment performance. As a result, LaSalle believes that those investment managers with co-investment capital will have an advantage in attracting real estate investment capital. Co-investment typically brings with it the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such investments.

GROWTH STRATEGY

     LaSalle intends to capitalize on the pending merger with JLW as well as its competitive strength in the property management industry in the U.S. to pursue the following growth strategy:

     EXPANDING CLIENT RELATIONSHIPS. Based on its ability to deliver high quality real estate services, LaSalle has been able to successfully leverage discrete client assignments into more comprehensive relationships utilizing some or all of its business groups. Current industry trends, particularly the globalization of corporate clients and the increased outsourcing of real estate services on an international basis, provide a favorable environment for LaSalle to increase the scope of its current client relationships and to develop new relationships through its broad array of services. LaSalle's business groups identify new clients and markets and pursue opportunities to sell the products and services of many of LaSalle's business units. LaSalle has a dedicated firm-wide marketing organization which acts as a catalyst in assisting LaSalle professionals in all groups in marketing multiple services of the firm to existing and prospective clients. This charge will be taken up by the combined firm's Global Services Management Group subsequent to the merger.

     STRENGTHENING INTERNATIONAL PRESENCE. To take advantage of the trend toward globalization of real estate capital sources, investment opportunities and the international business expansion of many of its corporate clients, LaSalle intends to focus its near term efforts on the complete integration of its predominately U.S. based business with the geographic strengths provided by JLW in Europe and Asia Pacific. In order to serve its clients' increasingly global real estate needs, and to pursue new business opportunities, the combined firm will pursue selective acquisitions in product categories and geographic niches with a near term emphasis on South America and Africa.

     PURSUING CO-INVESTMENT OPPORTUNITIES. LaSalle intends to continue its strategy of co-investing with its investment management clients. As of December 31, 1998, LaSalle had a total net investment of $53.0 million in 38 separate property or fund co-investments. The acquisition cost of the properties acquired through these co-investments exceeds $2.0 billion. Existing co-investments consist primarily of office and hotel properties purchased within the last five years.

     LaSalle's co-investment strategy is supported by its broad fundamental real estate research capabilities, which include identifying trends in geographic regions and property types. LaSalle's extensive knowledge of local markets drawn from each of its business segments facilitates the identification and evaluation of specific investment opportunities. Co-investments provide LaSalle with the opportunity to participate in any returns generated by such investments and provide services related to the acquisition, financing, property management, leasing and disposition of such investments. As a result of the merger, the combined firm will have an increased access to international market knowledge, positioning the firm to take advantage of recovering markets in various regions throughout the world.

     PROVIDING CONSISTENT, HIGH QUALITY SERVICE. In conjunction with the merger with JLW, the combined firm will create a Global Strategic Management Group designed to ensure the worldwide operations work and interact at the best-in-class levels clients have grown to expect from both firms. Through the delivery of consistent, high quality service, the firms aim to expand their current client relationships and grow the business organically.

OTHER MATTERS IMPACTING LA SALLE'S BUSINESS

     The following matters represent risks that will face the combined firms of LaSalle and JLW ("Jones Lang LaSalle") subsequent to and in connection with the proposed merger.

     MATTERS RELATED TO THE MERGER WITH JLW

     SUCCESSFUL INTEGRATION OF THE BUSINESS OPERATIONS OF, OR REALIZATION OF THE BENEFITS FROM ACQUISITIONS MERGERS. The success of the acquisition of the Compass businesses and the merger with JLW will depend upon a number of factors, most importantly the ability of Jones Lange LaSalle to realize expected cost savings associated with combining offices, reducing infrastructure functions such as accounting, human resources and information technology,and taking advantage of the buying power of the combined company. The integration of the JLW companies and the Compass businesses into LaSalle's existing business operations may place a significant burden on management and require the expenditure of significant sums. Such integration is subject to a number of risks, including:

      .     loss of LaSalle's key employees or those of Compass or JLW;

      .     the difficulty associated with assimilating the broad and
geographically dispersed personnel and operations of JLW;

      .     the disruption of LaSalle's ongoing business; and

      .     the difficulty in maintaining uniform standards, controls, procedures and policies.

     LaSalle's Management can not be sure that the anticipated benefits from the merger with JLW and the acquisition of Compass will be realized or that it will be able to integrate the businesses successfully.

     DIFFERENT COMPENSATION STRUCTURES FOR EMPLOYEES OF JLW MAY NOT PROVIDE ADEQUATE INCENTIVES. JLW has historically operated as a partnership or in a manner resembling a partnership even though in certain jurisdictions the businesses are structured as corporations. As such, the profits of the various partnerships and corporations have been paid to the owners and key employees as profit distributions, bonuses or dividends, according to the business structure and tax regime in which the businesses operate. Following the merger with JLW, owners and key employees of JLW will receive market-based compensation packages similar to those of LaSalle's current employees. While most of these former owners and employees of JLW will have significant equity interests in Jones Lang LaSalle, their actual compensation will in certain circumstances be lower. Furthermore, although the vesting and forfeiture provisions of a portion of the shares to be issued to the beneficial owners of JLW and the shares to be placed in the Employee Stock Option Trust ("ESOT") for the future benefit of certain JLW employees are intended in part to incent such beneficial owners and other key employees of JLW to remain with Jones Lang LaSalle, there can be no assurance that they will be effective. LaSalle's Management can not be sure that the compensation structure put in place following the merger with JLW will provide the same performance incentives as existed prior to such merger. If such employees are not adequately incentivized, they may not attempt to perform as well for Jones Lang LaSalle after the merger as they did for JLW prior to the merger.

     INCREASED INTERNATIONAL OPERATIONS. Upon completion of the merger with JLW, LaSalle will have significantly greater international exposure. After giving pro forma effect to the merger with JLW and the acquisition of the Compass, LaSalle would have derived approximately 53.7% and 54.1% of its total revenue from sales outside the United States in the fiscal years ended December 31, 1998 and 1997, respectively. The combined businesses would have had operations in 34 countries, and would have employed 2,600 employees in the United States and 3,800 employees in other countries, excluding, in both cases, on-site personnel responsible for the maintenance of properties on behalf of clients. The increased scope of LaSalle's international operations may lead to more volatile financial results and difficulties in managing the combined businesses because of, but not limited to, the following:

      .     political instability;

      .     greater difficulty in collecting accounts receivable in certain geographic regions;

      .     unexpected changes in regulatory requirements;

      .     currency restrictions;

      .     delays and tariffs;

      .     difficulties and costs of staffing and managing international operations;

      .     potentially adverse tax consequences;

      .     share ownership restrictions on foreign operations;

      .     currency fluctuations;

      .     the burden of complying with multiple and potentially
conflicting laws;

      .     the impact of business cycles and economic instability; and

      .     the geographic, time zone, language and cultural differences between personnel in different areas of the world.

    LaSalle expects to commit additional resources to expand its worldwide sales and marketing activities, to globalize its service offerings and products in selected markets and to develop local sales and support channels. If LaSalle is unable to successfully implement these plans, to maintain adequate long-term strategies which successfully manage the risks associated with its global business or to adequately manage operational fluctuations, its business, operating results and financial condition could be materially and adversely affected.

     EXPANDED REGIONAL COVERAGE. After the merger with JLW, LaSalle may experience an operating loss in one or more regions of the world for one or more periods. LaSalle's ability to manage such operational fluctuations and to maintain adequate long-term strategies in the face of such developments will be critical to its continued growth and profitability. After giving pro forma effect to the merger with JLW and the acquisition of Compass, LaSalle would have generated 46.3% of our revenue in the United States, 37.3% in Europe, 7.8% in Australasia and 8.6% in Asia for the year ended December 31, 1998 compared to 45.0% in the United States, 33.1% in Europe, 12.0% in Asia and 9.0% in Australia for the year ended December 31, 1997.

     ASIA

     During 1998 and 1997, Southeast and East Asia were impacted by financial turmoil which was initially reflected in rapidly falling exchange rates relative to the US Dollar. This led to falling stock market indices and asset values and reduced economic growth prospects. Several property markets were affected by speculative developments resulting in an oversupply of completed or partially completed space. Property prices fell along with prices of other investments and asset values. These events are referred to herein as the "Asian Crisis."

     The Asian Crisis reduced Asian economic growth in 1998 and, as economic growth is generally a significant factor affecting property markets, demand for property in Asia is generally weaker than in recent years. A recovery in the Asian demand for property is unlikely to occur until stability and economic growth returns to Asian financial markets. However, also important to a recovery in Asian property markets will be the adjustment to the current significant over supply of space in many markets, which is likely to take time to correct. The short-term outlook for real estate in Asia is, therefore, for depressed rents and capital values. The length and severity of the downturn is likely to vary in different markets within the region.

     AUSTRALIA AND NEW ZEALAND

     In addition, the Australia and New Zealand real estate markets, while mature by world standards, are characterized by their relative lack of depth. The lack of a fully comprehensive domestic industrial infrastructure requiring imports of many manufactured goods such as motor vehicles and industrial equipment, together with a heavily resource based economy, means that the real economy is significantly influenced by external economic events and developments. This gives rise to a somewhat higher level of exposure to economic and financial volatility. The Australian real estate markets are correspondingly small and prone to external influences. Sydney and Melbourne, the primary commercial centers, for example, have a total office market stock of some 64.6 million and 53.8 million square feet, respectively. Retail and industrial markets operate in similar proportion and with a parallel degree of international exposure.

Thus, the economic performance of JLW in Australia and New Zealand is significantly dependent on international trading conditions, particularly in primary industries and commodities.

     EXPOSURE TO CURRENCY LOSSES FROM CURRENCY FLUCTUATIONS. Due to the constantly changing currency exposures to which Jones Lang LaSalle will be subject after the merger, and the volatility of currency exchange rates, LaSalle can not be sure that the combined company will not experience currency losses in the future. LaSalle also cannot predict the effect of exchange rate fluctuations upon future operating results. Historically, LaSalle's revenue from non-United States operations has been primarily denominated in US Dollars. JLW has historically generated revenues, incurred expenses and made distributions and dividends to partners and shareholders in the local currency where the associated revenue was earned.

Thus, neither LaSalle nor the JLW companies have experienced significant fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates. With the integration of the two operations, Jones Lang LaSalle's exposure to currency rate fluctuations will be significantly increased. For the year ended December 31, 1998, on a pro forma basis excluding compensation expense relating to the accounting treatment applied to certain shares issued in the merger with JLW, a 68% of net earnings would have been denominated in U.S. dollars and 32% would have been denominated in other currencies, compared to 64% and 35% for the year ended December 31, 1997, respectively. As a result, fluctuations in the value of the US Dollar relative to the other currencies in which LaSalle will generate earnings could result in foreign currency loss. Fluctuations in currencies relative to the US Dollar may make it more difficult to perform period-to-period comparisons of LaSalle's reported results of operations.

     LaSalle and JLW have in the past undertaken hedging transactions only on a limited basis because neither company has historically engaged in a significant amount of cross border transactions which would require the use of such instruments. In the future, the management of Jones Lang LaSalle will evaluate its on-going capital requirements on a global basis. The management of Jones Lang LaSalle may decide to use currency hedging instruments, including foreign currency forward contracts, purchased currency options where applicable and borrowings in foreign currency. Economic risks associated with these hedging instruments include: (i) unexpected fluctuations in interest rates impacting Jones Lang LaSalle's future buying power for purchasing foreign currencies; and (ii) unexpected changes in the timing and collection of funds related to the hedging instruments, both of which can cause hedging instruments to be ineffective.

An ineffective hedging instrument may expose Jones Lang LaSalle to currency losses. There can be no assurance that such hedging will be effective.

     FAILURE TO CONSUMMATE THE MERGER WITH JLW. If the merger with JLW is not completed, the trading price of LaSalle's common stock could decline and costs incurred in connection with the merger would negatively impact our results from operations. In addition, costs incurred in connection with the merger with JLW, currently estimated at $8.0 million, and the termination fee of $12.0 million, if payable, would negatively impact results from operations. The consummation of the merger is subject to the satisfaction or waiver of a number of conditions, many of which are beyond the control of LaSalle, the beneficial owners of JLW companies and JLW. In addition, the parties to the purchase agreements pursuant to which the merger will occur may terminate the purchase agreements under certain circumstances. As a result, LaSalle can not be sure that the merger will be completed on the terms set forth in the purchase agreements, if at all.

     OPERATING LOSSES REFLECTING NON CASH CHARGES FOR ACQUISITION-RELATED COMPENSATION EXPENSE COULD NEGATIVELY AFFECT TRADING PRICE. LaSalle expects to incur compensation expense associated with the issuance of shares totaling approximately $117.3 million in the year ended December 31, 1999 and $93.4 million in the year ended December 31, 2000, as a result of the accounting treatment applied to the certain shares to be issued in connection with the merger with JLW, assuming that the JLW companies have the required net worth at closing. The total estimated compensation expense of $210.7 million includes expense of $49.2 million which will be subject to fluctuation based on quarterly changes in the price of LaSalle Partners common stock. LaSalle anticipates that this compensation expense, $210.3 million of which represents a non-cash charge, will cause Jones Lang LaSalle to report operating losses for the years ended December 31, 1999 and 2000.

     POTENTIAL TO DELAY, DEFER OR PREVENT A CHANGE OF CONTROL COULD NEGATIVELY TRADING PRICE. The Stockholder Agreements, the DEL Stockholder Agreements and the charter and amended bylaws of Jones Lang LaSalle will include provisions that may discourage, delay, defer or prevent a takeover attempt that may be in the best interest of stockholders of Jones Lang LaSalle and may adversely affect the market price of its common stock. The

Stockholder Agreements and the DEL Stockholder Agreements require (i) each beneficial owner of the JLW companies, (ii) in the cases where a beneficial owner is not a natural person, each employee of the JLW companies who owns or holds an interest in such beneficial owner (such employee, a "Related JLW Owner"), and (iii) each LaSalle Employee Stockholder, to vote all shares of LaSalle common stock owned or controlled by such stockholder (a) for persons nominated by the Jones Lang LaSalle board of directors pursuant to the amended bylaws; and (b) in accordance with the recommendations of a majority of the Jones Lang LaSalle board of directors on all matters (i) submitted to the vote of the stockholders of Jones Lang LaSalle which have been proposed by any stockholder as to which the Jones Lang LaSalle board of directors has recommended against approving and (ii) relating to any merger, sale of all or substantially all of Jones Lang LaSalle's assets, or any similar transactions as to which the Jones Lang LaSalle board of directors has recommended against approving.

     As a result, during the term of the Stockholder Agreements and the DEL Stockholder Agreements, as long as persons who hold a majority of the issued and outstanding common stock of Jones Lang LaSalle continue to be bound by these agreements, the Jones Lang LaSalle board of directors will be composed of individuals nominated in accordance with the procedures set forth in the amended bylaws, and you and other stockholders of Jones Lang LaSalle will have a limited influence on the outcome of votes of the stockholders of Jones Lang LaSalle on the matters covered by such agreements. The beneficial owners of the JLW Companies, the Related JLW Owners and the LaSalle Partners Employee Stockholders will hold approximately 69% of the issued and outstanding shares of Jones Lang LaSalle common stock at the time of the closing of the merger with JLW.

     In addition, pursuant to the charter of Jones Lang LaSalle, Jones Lang LaSalle will have a classified board of directors, pursuant to which directors will be divided into three classes, with three-year staggered terms. The classified board provision could increase the likelihood that, in the event an outside party acquired a controlling block of Jones Lang LaSalle's capital stock or initiated a proxy contest, incumbent directors nevertheless would retain their positions for a substantial period, which may have the effect of discouraging, delaying or preventing a change in control of Jones Lang LaSalle. In addition, the charter of Jones Lang LaSalle and the amended bylaws provide for:

      . the ability of the Jones Lang LaSalle board of directors to establish one or more classes and series of capital stock including the ability to issue up to 10,000,000 shares of preferred stock, and to determine the price, rights, preferences and privileges of such capital stock without any further stockholder approval;

      .     a requirement that any stockholder action taken without a
meeting be pursuant to unanimous written consent; and

      .     certain advance notice procedures for Jones Lang LaSalle
stockholders nominating candidates for election to the Jones Lang LaSalle board of directors.

     Under the Maryland General Corporate Law, certain "Business Combinations" between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation's shares or an affiliate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding voting stock of the corporation (an "Interested Stockholder") or an affiliate of the Interested

Stockholder are prohibited for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder. Thereafter, any such Business Combination must be recommended by the board of directors of such corporation and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding voting shares of the corporation and (2) 66-2/3 of the votes entitled to be cast by holders of outstanding voting shares of the corporation other than shares held by the Interested Stockholder with whom the Business Combination is to be effected, unless, among other things, the corporation's stockholders receive a minimum price as set forth in the Maryland General Corporate Law for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for its shares. Pursuant to the Maryland General Corporate Law, these provisions also do not apply to Business Combinations which are approved or exempted by the board of directors of the corporation prior to the time that the Interested Stockholder becomes an Interested Stockholder.

      The provisions of the agreements described above, as well as LaSalle charter and amended bylaws, and the Maryland General Corporate Law, could discourage bids for common stock as well as adversely affect the market price of common stock.

     RISKS INHERENT IN THE INDUSTRY OR PARTICULAR TO JONES LANG LASALLE

     NEGATIVE REAL ESTATE ECONOMIC CLIMATE OR GENERAL ECONOMIC CONDITIONS. After the merger with JLW, LaSalle will operate in markets throughout the world. An economic downturn in several of them or in significant markets could have a material adverse effect on its business, results of operations and financial condition. In addition, the real estate services business is particularly impacted negatively by periods of economic slowdown or recession, rising interest rates or declining demand for real estate.
These economic conditions, including the following, could have a number of effects which could have a material adverse impact on certain segments of LaSalle's business, including:

      .     a general decline in rents;

      .     a decline in the level of investment in real estate;

      .     a decline in the value of real estate investments; and

      .     a general decline in sales prices and the supply of capital invested in commercial real estate and related assets.

     The real estate market tends to be cyclical and related to the condition of the economy as a whole or, at least, to the perceptions of investors and users as to the economic outlook. For example, if property owners believe that an economic downturn is likely to occur in the near future, some may sell their properties in anticipation. This could result in the new owners changing property and investment management firms which could cause us to lose some clients or assignments or to make the clients or assignments we retain less profitable.

     LOSS OF SERVICE AGREEMENTS OR CLIENT RELATIONSHIPS. LaSalle is, and after the merger with JLW will continue to be, substantially dependent on long-term client relationships and on revenue received for services under various service agreements. The loss of a substantial number of service agreements or client relationships could have a material adverse effect on our business, operating results and financial condition. Many service agreements are cancellable by the client for any reason on as little as 30 to 60 days' notice. These contracts may be cancelled prior to their expiration or not renewed when their respective terms expire. In addition, the consummation of the merger with JLW and the acquisition of the Compass businesses give a significant number of clients the right to terminate their service agreements with the combined company.

     LaSalle provides related services such as property management and leasing services to its investment management clients and earns substantial fees for providing these services. If LaSalle's investment management clients terminate or do not renew its services or if a property which is part of an investment management portfolio is sold, other related services provided to the investment management clients may also be terminated or not renewed. In addition, some clients may have concerns about potential conflicts of interest in having LaSalle serve as both investment manager and property manager with respect to properties or in having LaSalle act as investment manager and co-investment partner in respect of real estate investment funds. As a result, they may terminate relationships and service agreements for one or all services to avoid a potential conflict.

     PROPERTY PERFORMANCE. LaSalle's revenue will be adversely affected by decreases in the performance of the properties it manages. This is because LaSalle's revenue from property management services will generally be based upon percentages of the revenue generated by the properties that it manages and its leasing commissions typically will be based on the value of the lease revenue commitments. Property performance typically depends upon our ability to attract and retain creditworthy tenants, and to control operating expenses.

     REAL ESTATE INVESTMENT RISKS AS A RESULT OF CO-INVESTMENT ACTIVITIES. An important part of LaSalle's investment strategy includes investing its capital in real estate investments with its investment management clients. LaSalle's participation in real estate transactions through co-investment activity could increase fluctuations in its earnings and cash flow. Other risks associated with such activities include:

      .     loss of its investments;

      .     potential conflicts of interest with clients leading them to terminate their other relationships with LaSalle;

      .     difficulties associated with international co-investment; and

      .     LaSalle's potential loss of control over the timing of the recognition of gains, losses or potential incentive participation fees.

     YEAR 2000. Many computer systems and software products are coded to accept only two digit entries in the date code field. As a result, such computer programs and systems may recognize a date using "00" as the year 1900 rather than the year 2000. Significant uncertainty exists concerning the potential effects associated with these Year 2000 issues.

     LaSalle relies heavily upon its computer systems, as does JLW.
Without the use of our computer systems, LaSalle would have difficulty processing transactions, paying invoices or engaging in similar normal business activities. Both LaSalle and JLW are implementing plans to review, test, remediate and upgrade or replace their existing computer systems to ensure that they are Year 2000 compliant. However, if the companies are unable to attract and retain qualified personnel who are able to detect and remediate any Year 2000 problems, or to do so in a timely manner, or if such Year 2000 problems are more costly than anticipated to remediate, there could be a material adverse effect on the business, operating results and financial condition.

     There is also "embedded technology" in core property systems. Embedded technology consists of micro-processing chips which are embedded in the workings of mechanical devices, for example elevators in the buildings managed. If non-compliant embedded technology fails, it may cause core property systems to fail. As a result, the building's tenants may be able to cancel leases, the owner may be subject to fines or penalties under terms of the leases and owners may be unable to compensate LaSalle and JLW for our services. Additionally, although neither LaSalle nor JLW are not aware of any threatened claims related to the Year 2000, they may be subject to litigation from such claims.

     Furthermore, if suppliers have not successfully become Year 2000 compliant, they may not be able to provide services or deliver products as currently provided and delivered. LaSalle and JLW would then have to try to contract with other suppliers with sufficient capacity to accommodate needs. However, no assurance can be given that the companies would be able to contract with any such new suppliers on acceptable terms, if at all.

     CONCENTRATION OF OUR INCOME IN THE FOURTH QUARTER MAY CAUSE A LOSS IN OTHER QUARTERS. LaSalle's operating income and earnings have historically been substantially lower during the first three calendar quarters than in the fourth quarter. The reasons for the concentration of income and earnings in the fourth quarter include:

      .     a general, industry-wide focus on completing transactions by calendar year end;

      .     LaSalle's lack of complete discretion over the timing of
dispositions of properties and, therefore, over the timing of payments of performance fees which are paid for meeting certain performance targets with respect to a property and generally earned when the property is disposed of; and

      .     the constant nature of LaSalle's non-variable expenses
throughout the year versus the seasonality of its revenues, which has historically resulted in a small loss in the first quarter, a small profit or loss in the second and third quarters and a larger profit in the fourth quarter, excluding the recognition of investment generated performance fees.

     LaSalle anticipates that its business will remain seasonal after the merger with JLW. However, certain countries in which JLW operates do not have the same degree of seasonality as the United States. Therefore, LaSalle expects to recognize a lower percentage of its total earnings in the fourth quarter after the merger with JLW. LaSalle can not be sure of the seasonality of the combined earnings of its business and the JLW companies because such seasonality is dependent upon many factors outside of our control, including general economic conditions and the timing of the closing of transactions.

     LIABILITIES RELATED TO SUBSIDIARIES BEING GENERAL PARTNERS OF NUMEROUS GENERAL AND LIMITED PARTNERSHIPS. LaSalle have subsidiaries which are general partners in numerous general and limited partnerships which invest in or manage real estate assets. Any subsidiary which is a general partner is potentially liable to its partners and for obligations of its partnership. If our exposure as a general partner is not limited, or if our exposure as a general partner is expanded in the future, any resulting losses may have a material adverse effect on our business, results of operations and financial condition. We own our general partnership interests through special purpose subsidiaries. We believe this structure will limit our exposure to the total amount we have invested in, or the total amount of committed capital in, and notes from or advances to, such special purpose subsidiaries. However, this limited exposure may be expanded in the future based upon, among other things, changes in our operating practices, changes in applicable laws or the application of additional laws to our business.

     ENVIRONMENTAL CONCERNS. Various national, state and local laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. LaSalle may be held liable as an operator for such costs in its role as an on-site property manager. LaSalle could be held liable not only for liability incurred at our properties, but also for liability incurred at the properties of the JLW companies prior to the acquisition of the JLW Companies. The liability may be imposed even if the original actions were legal and the companies did not know of, or were not responsible for, the presence of such hazardous or toxic substances. LaSalle may also be solely responsible for the entire payment of the liability if LaSalle is subject to joint and several liability with other responsible parties who are unable to pay. LaSalle may be subject to additional liability if LaSalle fails to disclosure environmental issues to a buyer or lessee of property or if a third party is damaged or injured as a result of environmental contamination emanating from the site. Additionally, some environmental laws create a lien on the site in favor of the government for damages and costs it incurs in connection with the contamination. LaSalle may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the presence of asbestos containing materials. LaSalle can not be sure that any of such liabilities to which LaSalle or any of our affiliates may become subject will not have a material adverse effect upon LaSalle's business, results of operations or financial condition.

EMPLOYEES

     LaSalle employs 2,220 people, including 1,910 professional staff members and 310 support personnel. None of LaSalle's employees are members of any labor union. Satisfactory relations have generally prevailed between LaSalle and its employees.

     LaSalle has entered into an agreement with LPI Service Corporation ("LPISC"), a company controlled by a former employee of LaSalle, pursuant to which LPISC provides the services of approximately 3,000 janitorial, engineering and property maintenance workers for certain properties managed by LaSalle. LaSalle has an option to purchase LPISC. Approximately 550 of the employees of LPISC are members of labor unions.

ITEM 2.  PROPERTIES

     LaSalle's principal executive office is located at 200 East Randolph Drive, Chicago, Illinois, where LaSalle currently occupies over 100,000 square feet of office space pursuant to a lease that expires in February 2006. LaSalle has 10 United States corporate offices located in Atlanta, Baltimore, Chicago, Columbus, Dallas, Denver, Los Angeles, New York, San Francisco and Washington D.C. and ten international corporate offices located in Amsterdam and Sydney, Beijing, London, Mexico City, New Delhi, Paris, Toronto, Sao Paulo, Shanghai and Sydney. LaSalle's corporate offices are each leased pursuant to agreements with terms ranging from month-to-month to nine years. In addition, LaSalle has approximately 700 property and other offices throughout the United States. On-site property management offices are generally located within properties under management and are provided without cost.


ITEM 3.  LEGAL PROCEEDINGS

     LaSalle is a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Most of these matters are covered by insurance. In the opinion of LaSalle, the ultimate resolution of such litigation matters will not have a material adverse effect on the financial position, results of operations and liquidity of LaSalle.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of LaSalle's stockholders during the fourth quarter of 1998.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     LaSalle's Common Stock is listed for trading on the New York Stock Exchange under the symbol "LAP."

     As of February 26, 1999, there were approximately 3,000 beneficial holders of the Company's Common Stock.

     Trading of the Common Stock on the New York Stock Exchange began on July 17, 1997. The following table sets forth the high and low sale prices of the Common Stock as reported on the New York Stock Exchange.


1998                                                    High         Low
                                                       ------       ------
  First Quarter. . . . . . . . . . . . . . . . . .     $36.81       $30.50
  Second Quarter . . . . . . . . . . . . . . . . .     $48.00       $31.38
  Third Quarter. . . . . . . . . . . . . . . . . .     $44.50       $32.69
  Fourth Quarter . . . . . . . . . . . . . . . . .     $32.69       $21.94


1997                                                    High         Low
                                                       ------       ------
  Third Quarter (July 17 through September 30) . .     $36.69       $27.13
  Fourth Quarter . . . . . . . . . . . . . . . . .     $38.56       $28.50

     LaSalle has not paid cash dividends on its common stock to date. LaSalle intends to retain its earnings to support the expansion of the business and therefore does not intend to pay cash dividends for the
foreseeable future.   Any payment of future dividends and the amounts
thereof will be at the discretion of the Board of Directors and will depend upon LaSalle's financial condition, earnings and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)

     The following table sets forth summary historical consolidated and combined financial data for LaSalle.  The information should be read in conjunction with LaSalle's consolidated and combined financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                       Year Ended December 31,
                       -----------------------------------------------------------------------------------------
                                                                                 1998         1997        1996
                                                                               Adjusted     Pro Forma   Pro Forma
                         1998       1997        1996      1995       1994     Actual (1)       (2)         (2)
                      ---------- ---------- ---------- ---------- ----------  ----------   ----------  ----------
                                                     ($ in thousands, except share data)
Statement of
 Operations Data:
  Total revenue
    (3). . . . . . . .$  304,464    224,773    159,453    138,618    116,698    304,464      232,984     189,398
  Total operating
   expenses before
   merger related
   non-recurring
   charges (3) . . . .   256,601    189,659    132,552    118,502     98,683    256,601      198,333     159,221
                      ---------- ---------- ---------- ---------- ---------- ----------   ----------  ----------
Operating income
 before merger
 related non-
 recurring charges . .    47,863     35,114     26,901     20,116     18,015     47,863       34,651      30,177
Merger related
 non-recurring
 charges (1) . . . . .    10,021      --         --         --         --        10,021        --          --
                      ---------- ---------- ---------- ---------- ---------- ----------   ----------  ----------
  Operating income . .    37,842     35,114     26,901     20,116     18,015     37,842       34,651      30,177
Interest expense . . .     4,153      3,995      5,730      3,806      5,159      4,153        1,000       1,075
                      ---------- ---------- ---------- ---------- ---------- ----------   ----------  ----------
Earnings before
 provision for
 income taxes. . . . .    33,689     31,119     21,171     16,310     12,856     33,689       33,651      29,102

Net provision
 for income taxes. . .    13,224      5,279      1,207        505        554     13,224       12,956      11,204
                      ---------- ---------- ---------- ---------- ---------- ----------   ----------  ----------
Net earnings . . . . .$   20,465     25,840     19,964     15,805     12,302     20,465       20,695      17,898
                      ========== ========== ========== ========== ========== ==========   ==========  ==========




                                                       Year Ended December 31,
                       -----------------------------------------------------------------------------------------
                                                                                 1998
                                                                               Adjusted       1997        1996
                                                                                Actual      Pro Forma   Pro Forma
                         1998       1997        1996      1995       1994         (1)          (2)         (2)
                      ---------- ---------- ---------- ---------- ----------  ----------   ----------  ----------
                                                     ($ in thousands, except share data)
Adjustments (1):
 Merger related
  non-recurring
  charges. . . . . . .                                                           10,021        --          --
 Tax benefit
  associated with
  merger related
  non-recurring
  charges. . . . . . .                                                           (3,933)       --          --
                                                                             ----------   ----------  ----------
Adjusted net
  earnings (1) . . . .                                                           26,533       20,695      17,898
                                                                             ==========   ==========  ==========

Basic earnings                       (4)                                                      (5)         (5)
 per common share. . .$     1.26       1.50                                                     1.28        1.10
                      ========== ==========                                               ==========  ==========
Weighted average
 shares outstanding. .16,215,478 16,200,000                                  16,215,478   16,200,000  16,200,000
                      ========== ==========                                  ==========   ==========  ==========
Diluted earnings                     (4)                                                      (5)         (5)
 per common share. . .$     1.25       1.49                                                     1.27        1.10
                      ========== ==========                                               ==========  ==========
Diluted weighted
 average shares
 outstanding . . . . .16,387,721 16,329,613                                  16,387,721   16,329,555  16,329,555
                      ========== ==========                                  ==========   ==========  ==========
Other Data:
Adjusted EBITDA (6). .$   61,318     44,207     32,317     24,356     20,866     61,318       44,407      37,624

Cash flows provided
 by (used in):
 Operating
 activities. . . . . .$   22,969     40,577     13,964     13,553     24,628     29,057       33,027      13,646

 Investing
 activities. . . . . .  (239,096)   (14,126)   (32,478)    (5,706)    (4,885)  (239,096)     (14,367)    (31,852)

 Financing
 activities. . . . . .   202,377     (3,128)    17,189    (12,365)   (12,028)   202,377      (10,996)     37,605





                                                       Year Ended December 31,
                       -----------------------------------------------------------------------------------------
                                                                                 1998
                                                                               Adjusted       1997        1996
                                                                                Actual      Pro Forma   Pro Forma
                         1998       1997        1996      1995       1994         (1)          (2)         (2)
                      ---------- ---------- ---------- ---------- ----------  ----------   ----------  ----------
                                                     ($ in thousands, except share data)
Investments under
 management (7). . . .14,200,000 14,700,000 15,200,000 11,500,000 10,700,000 14,200,000   14,700,000  15,200,000
Total square feet-
 facility manage-
 ment (8). . . . . . .   188,000     98,900     66,700     66,700     50,600    188,000       98,900      97,500
Total square feet
 under management
 (9) . . . . . . . . .   400,500    202,700    131,600    125,700    102,400    400,500      202,700     200,000



                                                                      December 31,
                                    ---------------------------------------------------------------------------


                                         1998            1997            1996           1995            1994
                                      ----------      ----------      ----------     ----------      ----------
                                                                 ($ in thousands)

Balance Sheet Data:

Cash and cash
  equivalents. . . . . . . . .        $   16,941          30,660           7,207          8,322          12,840

Total assets . . . . . . . . .           490,921         219,887         156,614        115,001         107,055

Long-term debt . . . . . . . .           202,923           --             55,551         40,805          41,028

Total liabilities. . . . . . .           321,349          72,990         132,367        100,004          93,898

Total partners'
 capital (deficit)/
 stockholders'
 equity. . . . . . . . . . . .           169,572         146,897          24,247         14,997          13,157






(1) Adjusted Actual represents actual historical earnings of LaSalle including the operating results for Compass since its acquisition, adjusted for merger related non-recurring charges which consist of integration and transition costs related to the Compass acquisition and non-capitalizable merger related expenses associated with the pending merger with Jones Lang Wootton. Management believes that Adjusted Actual is useful to investors as a measure of operating performance, cash generation and ability to service debt. However, Adjusted Actual should not be considered as an alternative either to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or
(iii) liquidity.

(2) Pro forma results give effect to (i) the acquisition of Galbreath on April 22, 1997, as adjusted for the tenant representation and investment banking units which were not acquired, as if such acquisition had occurred on January 1, 1996; (ii) the provision for income taxes as though LaSalle and Galbreath were taxable entities as of January 1, 1996 at an effective tax rate of 38.5%; and (iii) estimated incremental general and administrative costs associated with operations as a public company and the repayment of LaSalle's long-term notes payable out of the proceeds of the initial public offering as if the Offering had occurred on January 1, 1996.

(3) Historical revenue and operating expenses have been reclassified to reflect personnel cost reimbursements received on property management or specific client assignments on a net rather than gross basis. There was no effect on operating income or net earnings as historically reported.

(4) Basic and diluted earnings per common share for 1997 are calculated based on earnings for the period from conversion to corporate form, July 22, 1997, through December 31, 1997.

(5) Pro forma basic earnings per common share are calculated based on the 16,200,000 shares outstanding upon completion of the initial public offering. Pro forma diluted earnings per common share give further effect to the impact of outstanding dilutive options in accordance with SFAS No. 128.

(6) Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation and amortization and merger related non-recurring charges. Management believes that Adjusted EBITDA is useful to investors as a measure of operating performance, cash generation and ability to service debt. However, Adjusted EBITDA should not be considered as an alternative either to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or
(iii) liquidity.

(7) Investments under management represents the aggregate fair market value or cost basis of assets managed by the LaSalle Investment Management segment as of the end of the periods reflected.

(8) Represents the total square footage of properties for which LaSalle provided facility management services as of the end of the periods reflected.

(9) Represents the total square footage of properties for which LaSalle provided property management and leasing or facility services as of the end of the periods reflected.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     LaSalle Partners Incorporated ("LaSalle") is a leading vertically integrated global real estate services firm that provides leasing and management services, financial and corporate services and investment management services to corporations and other real estate owners and investors worldwide. LaSalle has grown by expanding both its client base and its range of services and products in anticipation of client needs. LaSalle completed its initial public offering ("Offering") on July 22, 1997, raising net proceeds of $82.8 million which were used primarily to repay its long-term debt and related interest of $63.5 million.

     LaSalle has pursued a growth strategy that capitalizes on existing client relationships and emerging industry trends. Historically, the four key components of the growth strategy included expanding client relationships to increase the range of services currently provided in addition to developing new client relationships, broadening its international presence and selectively pursuing strategic acquisitions and co-investment opportunities.

     During 1998, LaSalle generated nearly 50% of its fee based revenue from clients utilizing services from multiple business units.
Additionally, LaSalle generated approximately 85% of its fee based revenue from clients it had previously served.

     Since late 1994, LaSalle has completed the following strategic acquisitions: Alex. Brown Kleinwort Benson Realty Advisors Corporation, a real estate investment advisor, in November 1994; CIN Property Management, a London-based investment advisor, in October 1996; The Galbreath Company, a property and development management company, in April 1997; the project management business of Satulah Group Inc., a project management/facilities conversion company, in January 1998; and Compass Management and Leasing and certain of its affiliates, a property management and leasing, facility management and project management company with operations in the United States, United Kingdom, Australia and Brazil, in October 1998.

     The acquisition of Compass, which was combined with LaSalle's Leasing and Management Services segment, created the largest real estate management services company in the United States, adding approximately 200 million square feet of property and facility management services assignments to LaSalle's portfolio. LaSalle paid $180.0 million in cash for the acquisition with provisions for an earnout payment of up to $77.5 million over five years. The consideration, in addition to transaction costs of approximately $3.2 million, were financed with a new $175.0 million acquisition facility and borrowings on LaSalle's existing revolving credit facility. LaSalle anticipates that transition and integration costs related to the acquisition will total approximately $10.3 million on an after-tax basis, of which $5.2 million were incurred as of December 31, 1998, with the remainder anticipated to be incurred during the first half of 1999.

     In October 1998, LaSalle and Jones Lang Wootton ("JLW") announced their intent to merge operations. JLW is an employee owned international real estate services firm with approximately 4,000 employees and operations in 32 countries. The operations, headquartered in London, are managed geographically with four main regions in Europe, Asia, Australasia and the United States. JLW has a culture, long-term strategy and service capability which is compatible with that of LaSalle and includes approximately 280 million square feet under management and approximately $6.3 billion in assets under management. LaSalle incurred merger related transition and integration costs during 1998 totaling $.9 million on an after-tax basis. A proxy statement soliciting approval has been distributed to LaSalle's shareholders, and a special meeting has been set for March 10, 1999. If LaSalle shareholder approval is received and the other closing conditions are met, the transaction is expected to close shortly after the meeting.

     LaSalle intends to continue to increase its level of co-investment with its investment management clients. This strategy should serve to grow the assets under management, generate returns on investment and create potential opportunities to provide services related to the acquisition, financing, property management, leasing and disposition of such investments. As of December 31, 1998, LaSalle had a total investment of $53.0 million in 38 separate property or fund co-investments with additional capital commitments of $6.7 million for future fundings of co-investments.

     Included in the investments noted above is an $18.8 million investment in LaSalle Hotel Properties ("LHO"), a real estate investment trust, which completed its initial public offering in April 1998. LHO was formed to own hotel properties and to continue and expand the hotel investment activities of LaSalle by investing particularly in upscale and luxury full service hotels located primarily in major business and urban, resort and convention markets. LaSalle provides advisory, acquisition and administrative services to LHO for which it receives a base advisory fee calculated as a percentage of net operating income, as well as performance fees based on growth in funds from operations on a per share basis. Such performance fees, if any, will be paid in the form of LHO common stock or units, at LaSalle's option. LHO was formed with 10 hotels, nine of which LaSalle had a nominal co-investment in and acted as the investment advisor for. In accordance with the individual investment advisory agreements, LaSalle earned and received performance fees totaling $15.2 million on the disposition of certain of the assets which were shared between LaSalle's Investment Management and Investment Banking units. LaSalle contributed its ownership interests in the hotels as well as the related performance fees to LHO for an effective ownership interest of approximately 6.4%.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     REVENUE

     LaSalle's total revenue, after elimination of intersegment revenue, grew $76.7 million, or 35.5%, to $304.5 million in 1998 from $224.8 million in 1997. Increased revenues were driven in part, by the acquisitions of Compass, Satulah and Galbreath, as well as by the completion of the LHO initial public offering. In addition, growth was driven by strong capital flows into the U.S. real estate market, in spite of a market correction which occurred during the latter half of 1998, continued underlying demand for real estate by users across the spectrum of property types, and LaSalle's ability to cross-market real estate services to its clients.

     These increases were partially offset by a decline in property management, leasing and investment management fees from four of LaSalle's multiple investor funds ("Commingled Funds") formed by LaSalle in the 1980s. The decline is a result of the disposition of the funds' assets, in accordance with the strategic plan. These asset dispositions were completed by December 1998. Revenue generated from these funds compared with total revenue was .8% for 1998 and 4.5% for 1997.

     Revenue for LaSalle's Leasing and Management Services segment, which represented 44.4% of LaSalle's total revenue in 1998, increased $49.5 million, or 57.2%, to $136.1 million in 1998 from $86.6 million in 1997. This increase was primarily due to the acquisitions of Compass, Satulah and Galbreath and, to a lesser extent, as a result of higher volumes of leasing activity, the addition of nine new facility services clients, new strategic alliance relationships formed by the Project Management business and a higher volume of projects being managed by the Development Services business. These increases were partially offset by a decline in revenue related to the sale of the Commingled Fund properties discussed previously.

     LaSalle's Financial and Corporate Services segment revenue, which represented 26.6% of LaSalle's total revenue in 1998, increased $20.1 million, or 32.3%, to $82.4 million in 1998 from $62.3 million in 1997. This record revenue resulted from an increased transaction volume experienced by each of the segment's three business units. In addition, the Tenant Representation business generated approximately 82.2% of its revenues from strategic alliances with large corporations and professional firms and signed on seven new alliances during 1998. Total revenue generated from strategic alliances was up $6.5 million over 1997 levels. The growth in revenue experienced by the Investment Banking business includes incentive fees of $5.6 million related to the initial public offering of LHO. These increases were partially offset by a decline in revenue related to the sale of the Commingled Fund properties discussed previously, in addition to the volatility in the capital markets during the latter half of 1998.

     LaSalle Investment Management segment revenue, which represented 29.0% of LaSalle's total revenue in 1998, increased $10.7 million, or 13.8%, to $88.3 million in 1998 from $77.6 million in 1997. The net gain in revenue was primarily attributable to performance fees generated on the disposition of certain assets under management in which LaSalle had a co-investment, including certain hotel properties in connection with the formation of LHO, and, to a lesser extent, to increased acquisition and advisory fees generated on international fund activity and a higher volume of activity performed by the securities business. These increases were partially offset by a decline in revenue related to the sale of the Commingled Fund properties discussed previously, in addition to the transition of approximately $1.0 billion in assets under management related to the CalPERS portfolio to the client's new investment advisor during the third quarter of 1998 and the reduction in publicly traded REIT values during the latter half of 1998.

     OPERATING EXPENSE

     LaSalle's operating expenses, after elimination of intersegment expenses, increased $77.0 million, or 40.6%, to $266.6 million in 1998 from $189.7 million in 1997. Operating expenses include $10.0 million in merger related non-recurring charges as a result of the Compass acquisition and the proposed merger with JLW. LaSalle's operating expenses, exclusive of these charges, totaled $256.6 million and represented an increase of $66.9 million, or 35.3%, over the prior year. As a percentage of total revenue, operating expenses, exclusive of the merger related charges, remained constant at approximately 84.3%.

     Operating expenses for LaSalle's Leasing and Management Services segment increased $48.1 million, or 61.1%, to $126.7 million in 1998 from $78.6 million in 1997. This increase was primarily a result of the effects of the Compass, Satulah and Galbreath acquisitions, including personnel and facility costs and the amortization of intangibles resulting from the acquisitions, higher compensation and benefit costs associated with increased staffing to support new business initiatives and incremental corporate infrastructure costs as a result of higher staffing levels and technology enhancements.

     Operating expenses for the Financial and Corporate Services segment increased $16.1 million, or 34.7%, to $62.6 million in 1998 from $46.4 million in 1997. The increase was primarily attributable to increased incentive compensation earned by the Investment Banking and Tenant Representation businesses, consistent with the increased levels of operating income generated, in addition to increased personnel and other operating costs associated with staffing levels necessary to support new business initiatives and the increased business activity.

     Operating expenses for the LaSalle Investment Management segment increased $3.5 million, or 5.2%, to $69.7 million in 1998 from $66.2 million in 1997. The increase was primarily a result of increased incentive compensation, consistent with the increased level of operating income generated, and, to a lesser extent, to costs associated with new business initiatives. These increases were partially offset as a result of a one-time reserve of $1.5 million established in late 1997 related to the pending liquidation of a mid-1980 investment vehicle.

     OPERATING INCOME

     As a result of the factors noted above, LaSalle's operating income, including merger related non-recurring changes of $10.0 million, increased $2.7 million, or 7.7%, to $37.8 million in 1998 from $35.1 million in 1997.

Exclusive of the merger related charges, LaSalle's operating income increased $12.7 million, or 36.3%. As a percentage of total revenue, operating income, exclusive of merger related charges, remained constant at 15.6%.

     INTEREST EXPENSE

     Interest expense increased $.2 million, or 4.0%, to $4.2 million in 1998 from $4.0 million in 1997, principally as a result of the Compass acquisition and the resulting borrowings on the new acquisition facility and existing revolving credit facility, offset by the repayment of LaSalle's long-term debt from the net proceeds of the Offering and the subsequent repayment of outstanding debt under its working capital facility in July 1997.

     PROVISION FOR INCOME TAXES

     The provision for income taxes increased $7.9 million to $13.2 million in 1998 from $5.3 million in 1997 as a result of LaSalle's conversion from partnership to corporate form in July 1997 and the resulting provision for income taxes at an effective tax rate of 39.3% in 1998 and 38.5% in 1997. This increase included the effects of the recognition of a $6.8 million tax benefit in July 1997, in accordance with SFAS No. 109, as a result of LaSalle recording a deferred tax asset arising from temporary differences between the book and tax basis of its consolidated assets and liabilities at the date of conversion to corporate form. In 1998, the provision for taxes includes a tax benefit of approximately $3.9 million related to merger related charges.

     NET EARNINGS

     Net earnings, including merger related charges of $6.1 million on an after-tax basis, decreased $5.4 million, or 20.8% to $20.5 million in 1998 from $25.8 million in 1997. Exclusive of merger related charges, net earnings increased slightly to $26.6 million. Net earnings, excluding merger related charges, represented 8.7% of total revenue compared to 11.5%

in 1997. This decrease primarily reflects the increased tax provision in 1998 as a result of being a taxable entity for the entire year, and to a lesser extent, the impact of amortization of intangibles related to recent acquisitions.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     REVENUE

     LaSalle's total revenue, after elimination of intersegment revenue grew $65.3 million, or 41.0%, to $224.8 million in 1997 from $159.5 million in 1996. Increased revenues were driven in part, by the acquisition of CIN and Galbreath, and also by three additional factors: the strong U.S. economy, increased inflow of capital to the real estate market, and LaSalle's ability to cross-market real estate services to its clients. The strong economy has led to job growth, which has fueled increased demand for real estate of all types. This increased demand has produced rising rental rates and higher investment returns for owners, thereby attracting investment capital to the market. The inflow of capital has led to a high level of transaction activity, including disposition, acquisition, and financing of real estate. LaSalle's ability to cross-market all of these services to its clients has augmented the increased revenue generated by higher activity levels.

     These increases have been partially offset by a decline in property management, leasing and investment management fees from four of LaSalle's Commingled Funds discussed previously. Revenue generated from these funds compared with total revenue was 4.5% for 1997 and 10.8% for 1996.

     Revenue for LaSalle's Leasing and Management Services segment, which represented 38.4% of LaSalle's total revenue in 1997, increased $27.0 million, or 45.3%, to $86.6 million in 1997 from $59.6 million in 1996. This increase was primarily due to the acquisition of Galbreath with approximately 67.5 million square feet under management and, to a lesser extent, as a result of an increase in management and leasing fees generated from a net additional 5.6 million square feet under management for LaSalle, exclusive of the Galbreath portfolio. These increases were partially offset by a decline in revenue related to the sale of the Commingled Fund properties discussed previously.

     LaSalle's Financial and Corporate Services segment revenue, which represented 27.1% of LaSalle's total revenue in 1997, increased $18.4 million, or 41.9%, to $62.3 million in 1997 from $43.9 million in 1996. This record revenue resulted primarily from a $12.7 million increase in revenue from LaSalle's Investment Banking business. A number of significant tenant representation transactions and a series of transactions generated from the unit's strategic alliances, including two of LaSalle's facility management clients, accounted for the majority of the $4.7 million increase in tenant representation revenue. Approximately 81% of domestic tenant representation revenue in 1997 was generated from strategic alliances with large corporations or professional service firms.

     LaSalle Investment Management segment revenue, which represented 34.5% of LaSalle's total revenue in 1997, increased $20.4 million, or 35.6%, to $77.6 million in 1997 from $57.2 million in 1996. The net gain in revenue was primarily attributable to growth in LaSalle's European advisory business resulting from the CIN acquisition and to increased performance fees generated on the disposition of certain assets under management.
These increases were partially offset by a decline in revenue from four of LaSalle's Commingled Funds discussed previously.

     OPERATING EXPENSE

     LaSalle's operating expenses, after elimination of intersegment expenses increased $57.1 million, or 43.1%, to $189.7 million in 1997 from $132.6 million in 1996. As a percentage of total revenue, operating expenses increased to 84.4% in 1997 from 83.1% in 1996, primarily reflecting the impact of goodwill amortization associated with the recent acquisitions. All three of LaSalle's segments experienced higher levels of compensation and benefits associated with increased staffing and higher incentive compensation associated with LaSalle's increased operating income.

     Operating expenses for LaSalle's Leasing and Management Services segment increased $30.2 million, or 62.3%, to $78.6 million in 1997 from $48.4 million in 1996. This increase was primarily a result of increased compensation and benefit costs, the effects of the Galbreath acquisition-including personnel costs, amortization of intangibles resulting from the acquisition, and transition and integration costs- and increased corporate infrastructure costs as a result of higher staffing levels and technology enhancements.

     Operating expenses for the Financial and Corporate Services segment increased $13.0 million, or 38.8%, to $46.4 million in 1997 from $33.5 million in 1996. The increase was principally a result of increased incentive compensation earned by the Investment Banking and Tenant Representation businesses, consistent with the increased level of operating income generated. In addition, the segment experienced higher employment levels to meet the increased demand for services, and, to a lesser extent, increased corporate infrastructure costs related to higher staffing levels and technology enhancements.

     Operating expenses for the LaSalle Investment Management segment increased $14.4 million, or 27.8%, to $66.2 million in 1997 from $51.8 million in 1996. The increase was primarily a result of increased incentive compensation, consistent with the increased level of operating income generated, the effects of the CIN acquisition-including personnel costs and amortization of intangibles resulting from the acquisition-and, to lesser extents, to increased corporate infrastructure costs as a result of higher staffing levels and technology enhancements, and a one-time reserve of $1.5 million established in late 1997 related to the pending liquidation of a mid-1980 investment vehicle. These increases were partially offset by a decrease in staffing levels from 1996 through unreplaced attrition and redeployment of resources to other segments, in addition to reduced employee relocation costs.

     OPERATING INCOME

     As a result of the factors noted above, LaSalle's operating income increased $8.2 million, or 30.5%, to $35.1 million in 1997 from $26.9 million in 1996. As a percentage of total revenue, operating income decreased to 15.6% in 1997 from 16.9% in 1996, primarily as a result of increased amortization of intangible assets associated with the recent acquisitions.

     INTEREST EXPENSE

     Interest expense decreased $1.7 million, or 30.3%, to $4.0 million in 1997 from $5.7 million in 1996, principally as a result of the repayment of LaSalle's long-term debt from the net proceeds of the Offering and the subsequent repayment of outstanding debt under its working capital facility in July 1997.

     PROVISION FOR INCOME TAXES

     The provision for income taxes increased $4.1 million to $5.3 million in 1997 from $1.2 million in 1996 as a result of LaSalle's conversion from partnership to corporate form in July 1997 and the resulting provision for income taxes at an effective tax rate of 38.5%. This increase was offset by the recognition of a $6.8 million tax benefit, in accordance with SFAS No. 109, as a result of LaSalle recording a deferred tax asset arising from temporary differences between the book and tax basis of its consolidated assets and liabilities at the date of conversion to corporate form.

     NET EARNINGS

     Net earnings increased $5.9 million, or 29.4%, to $25.8 million in 1997 from $20.0 million in 1996. Net earnings in 1997 represented 11.5% of total revenue, compared with 12.5% in the previous year as a result of increased tax expense related to the conversion of LaSalle to corporate form and the increased amortization expense related to intangible assets associated with the recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     LaSalle meets its operating cash requirements primarily from operating activities. No one client accounted for more than 10% of total revenue in 1998, 1997 and 1996. During 1998, cash flows provided by operations totaled $23.0 million, a decrease of $17.6 million from 1997. This decrease is primarily attributable to the acquisition of Compass and the related increase in year end trade receivable balances as compared to the prior year period, offset by an increase in accrued compensation in 1998. In 1997, cash flows provided by operating activities increased $26.6 million over 1996 which was primarily attributable to strong second and third quarter earnings in 1997 with cash being collected in that year as compared to the strong fourth quarter generation of earnings experienced in prior years.

     LaSalle continues to pursue co-investment opportunities with its investment management clients, for which the holding period typically ranges from three to seven years. Such co-investments are represented by non-controlling general partner and limited partner interests. In addition to its share of investment returns, LaSalle typically earns investment management fees, and in some cases, property management and leasing fees on these investments. The equity earnings from these co-investments have had a relatively small impact on LaSalle's current earnings and cash flow. However, LaSalle's increased participation as a principal in real estate investments could increase fluctuations in LaSalle's net earnings and cash flow as a result of the timing and magnitude of the gains or losses and potential incentive participation fees, if any, to be recognized on the disposition of the assets. In certain of these investments, LaSalle will not have complete discretion to control the timing of the disposition of such investments.

     Net cash used in investing activities was $239.1 million in 1998 compared with $14.1 million for 1997 and $32.5 million for 1996. The increase in funds used was primarily related to the acquisitions of Compass, for $180.0 million in cash, and Satulah, for $5.5 million in cash in addition to a higher level of co-investment during 1998, including an $18.8 million investment in LHO (net additional co-investment of $15.2 million). Finally, LaSalle experienced increased net capital expenditures of $9.3 million primarily as a result of the continued implementation of a new property accounting and information system by its Leasing and Management Services segment and a new corporate accounting system in addition to the on-going replacement of personal computers. The decrease in cash used in investing activities in 1997 compared to 1996 is principally a result of the acquisition of CIN in October 1996 for cash of $15.7 million, and, to a lesser extent, expenditures on furniture and fixtures at LaSalle's new corporate headquarters in 1996. The decreases in cash used in investing activities were partially offset by an increase in funds used for co-investment of $2.9 million.

     Historically, LaSalle has financed its operations, acquisitions and co-investments with internally generated funds, ownership equity and borrowings under revolving credit facilities. In addition to LaSalle's existing five year unsecured revolving credit facility of $150 million, in September 1998, LaSalle obtained a $175 million credit facility (the "Acquisition Facility") which is to be used exclusively to finance the Compass acquisition. The new facility, which is placed with a syndicate of seven banks, has an initial term of one year with two six month extensions.

The revolving credit facility is available for working capital, co-investment, and acquisitions. The facilities are guaranteed by certain of LaSalle's subsidiaries. LaSalle must maintain a certain level of consolidated net worth and ratio of funded debt to EBITDA, and must meet a minimum fixed charge coverage ratio. Additionally, LaSalle is restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facilities and disposing of a significant portion of its assets, and is subject to lender approval on certain levels of co-investment. The facilities bear variable rates of interest based on market rates. The Acquisition Facility was fully drawn on December 31, 1998 and LaSalle had outstanding borrowings of $27.9 million on its revolving credit facility. LaSalle's effective interest rate on its revolving credit facility was 6.0%, 6.7% and 6.9% for the years ended December 31, 1998, 1997 and 1996, respectively. LaSalle's effective interest rate on its Acquisition Facility was 6.1% during 1998.

     Net cash provided by financing activities was $202.4 million for 1998 compared with net cash used in financing activities of $3.1 million in 1997. The change in financing cash flow was primarily a result of increased borrowing in 1998 to fund the acquisition of Compass and infrastructure investments. In 1997, LaSalle received net proceeds from the Offering of $82.8 million, of which $63.5 million was used to repay LaSalle's long-term notes payable and $14.5 million was used to repay short-term indebtedness. LaSalle believes, based on current operating plans that cash generated from operations and available borrowings will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

DISPOSITION

     On December 31, 1996, LaSalle completed the sale of its Construction Management business, which specialized in the interior build-out of office and retail space for tenants in the Chicago and Los Angeles markets, to a
former member of LaSalle's management.   The business was sold in exchange
for a note of $9.1 million of which $8.5 million was outstanding at December 31, 1998. The note, which is secured by the current and future assets of the business, is due December 31, 2006. For financial reporting purposes, LaSalle has not treated the transaction as a divestiture. Principal and interest to be received under the note will be treated as a reserve, if necessary, for any anticipated financial exposure under the terms of the asset purchase agreement, with the remainder recognized as income when principal and interest payments are received. Income recognized during 1998 and 1997 totaled $1.2 million and $1.1 million, respectively, compared with $1.3 million of revenue, reflected net of related expenses, in 1996.

SEASONALITY

     Historically, LaSalle's revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. This seasonality is due to a calendar year-end focus on the completion of transactions, which is consistent with the real estate industry generally. In addition, an increasing percentage of LaSalle's management contracts contain clauses providing for performance bonuses to be received if LaSalle's Leasing and Management Services segment achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter. In contrast, the LaSalle Investment Management segment earns performance fees on client's returns on their real estate investments. Such performance fees are generally earned when the asset is disposed of, the timing of which LaSalle does not have complete discretion over. LaSalle's non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. Therefore, LaSalle typically sustains a loss in the first quarter of each calendar year, reports a small profit or loss in the second and third quarters and records a substantial majority of LaSalle's earnings in the fourth calendar quarter, barring the recognition of investment generated performance fees. Results in 1998 and 1997 were stronger in the second and third quarters compared with previous years as a result of performance fees recognized by the LaSalle Investment Management segment and the Investment Banking business as well as a higher level of transactions completed by the Tenant Representation and Investment Banking businesses as compared to prior years.

INFLATION

     LaSalle's operations are directly affected by various national and local economic conditions, including interest rates, the availability of credit to finance real estate transactions and the impact of tax laws. To date, LaSalle does not believe that general inflation has had a material impact on its operations, as revenue, commissions, and other variable costs related to revenue are primarily impacted by real estate supply and demand rather than general inflation.

OTHER MATTERS

     ACCOUNTING MATTERS

     In an attempt to align its operating results with those presented by similar companies within the industry, certain amounts have been reclassified in LaSalle's 1997 and 1996 revenue and operating expenses to reflect direct personnel cost reimbursements received on property or specific client assignments on a net, rather than a gross, basis. There was no effect on operating income or net earnings as historically reported.

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133") becomes effective for all fiscal quarters for fiscal years beginning after June 15, 1999 and is not expected to have a material impact on LaSalle's financial statements.

     YEAR 2000 ISSUES

     The "Year 2000 Issue" is the result of computer programs and systems having been designed and developed to use two digits, rather than four, to define the applicable year. As a result, these computer programs and systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, pay invoices or engage in similar normal business activities. LaSalle has defined five key phases in addressing the Year 2000 Issue: awareness, assessment, renovation, validation and implementation.

     Under the guidance of a Year 2000 program team, who's strategy is supported by senior management, LaSalle has in place an awareness phase and will continue this phase through December 31, 1999 to maintain a heightened sense of awareness to the Year 2000 Issue. LaSalle conducts its business primarily with commercial software purchased from third-party vendors and has significantly upgraded its information systems capabilities over the last two years and is in the process of finalizing the roll-out of new property and client accounting systems. In conducting the assessment phase, LaSalle is reviewing the year 2000 compliance of these systems in addition to creating an inventory of all other applications, systems software and hardware including the related impact of the Year 2000 Issue. Completion of the assessment phase is anticipated to be in early 1999.

     Renovation and validation efforts have commenced throughout the Year 2000 program. As a result of the significant recent upgrades of the critical business systems, the renovation process of converting, replacing or eliminating selected platforms, applications, databases and utilities, as well as the validation process of testing and verifying, is on schedule for anticipated completion by mid-year 1999. The continuing implementation phase, which involves returning the tested systems to operational status and the development of contingency plans for critical business systems, is also anticipated to be completed by mid-year 1999.

     Management expects that the cost of additional modifications to LaSalle's software to meet Year 2000 requirements will not be material.
The total anticipated costs related to the phases previously discussed is currently projected to be approximately $2.8 million, including approximately $1.4 million of operating expenses associated with testing and other matters and $1.4 million of capital expenditures, primarily representing system upgrades which provide operational benefits above and beyond Year 2000 compliance. LaSalle has incurred $.5 million in operating expenses to date. Factors that could impact LaSalle's ability to make the necessary modifications or replacements include, but are not limited to, the availability and cost of trained personnel and the ability of such personnel to locate and correct all relevant computer codes. If such modifications are not completed on a timely basis or are more costly to implement than anticipated, LaSalle's business, financial condition or results of operations could be materially adversely affected.

     The ability of third parties with whom LaSalle transacts business or companies that LaSalle may acquire to adequately address their Year 2000 issues is outside LaSalle's control. At this time, LaSalle is in the process of reviewing the Year 2000 compliance of its major suppliers and customers. There can be no assurance that the failure to adequately address Year 2000 issues will not have a material adverse effect on LaSalle's business, financial condition, and results of operations.

     Properties for which LaSalle provides management services rely on a variety of third party suppliers to provide critical operating services. These suppliers may utilize systems and embedded technologies to control the operation of building systems such as utilities, lighting, security, elevators, heating, ventilating and air conditioning systems. LaSalle is in the process of obtaining assurances from suppliers as to their Year 2000 compliance and preparing contingency plans, including the identification of alternative suppliers. LaSalle does not control these third party suppliers, and for some suppliers, such as utility companies, there may be no feasible alternative suppliers available. The failure to these suppliers' systems could have a material adverse effect on the operations of the affected property, and widespread failures could have a material adverse effect on LaSalle. Plans for a complete millennium period staffing and communication strategy are well underway to proactively address any concerns.

     Although LaSalle is not aware of any threatened claims related to the Year 2000, LaSalle may become subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on LaSalle. It is not clear whether LaSalle's insurance coverage would be adequate to offset these and other business risks related to the Year 2000.

     PENDING MERGER

     On October 22, 1998, LaSalle and JLW announced that they reached a definitive agreement to merge their operations. JLW, which is headquartered in London, provides a wide range of real estate advisory, transactional and asset management services to local, national and international clients in both the private and public sectors. JLW is an employee owned company and has more than 4,000 employees located in 32 countries throughout Europe, Asia, North America, and Australia. The transaction, which is principally structured as a share exchange, has been approved by LaSalle's Board of Directors and the Board of Directors of the JLW companies and the partnerships. Under the terms of the agreement, LaSalle will issue up to 14.3 million shares of common stock and approximately $6.2 million in cash (collectively the "Consideration"), subject to a closing net worth adjustment.

     As a general matter, the accounting treatment for the Consideration will be dependent on whether the recipient of the Consideration is a direct or indirect owner of JLW prior to the merger. The accounting treatment will be further dependent on vesting and restrictions associated with the shares to be issued. Approximately 7.6 million shares, or 53% of the shares to be issued, and $5.8 million in cash will be treated as purchase consideration under APB Opinion No. 16, "Business Combinations". The remaining 6.7 million shares, or 47%, and $.4 million in cash will be treated as compensation expense in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees".

     Of the shares subject to accounting under APB Opinion No. 25, 5.1 million shares will be treated as a fixed compensation award and 1.6 million shares will be treated as a variable compensation award. For the fixed award, the value of the shares issued will be based on the stock price on the date of issuance and will not be subject to change. For the variable award, the value of the shares will also initially be based on the stock price on the date of issuance; however, the value will be adjusted on a quarterly basis to reflect changes in the stock price until such time as the contingencies related to those shares are removed. All compensation expense is anticipated to be recognized by December 31, 2000.

     Based on the average closing stock price of $24.66 per share for the five day period that includes the two trading days immediately preceding, the trading day of, and the two trading days immediately following the date of substantial completion of negotiations regarding the principal financial terms of the merger with JLW (October 9, 1998) discounted at a rate of 20% to account for transferability restrictions applicable to such shares, the value of the shares subject to purchase accounting would be approximately $186.9 million. This consideration, together with an anticipated cash payment of $5.8 million and any capitalizable transaction costs, will be allocated to the identifiable assets and liabilities being acquired with any excess purchase price being allocated to goodwill and amortized to expense on a straight-line basis over an estimated useful life of 40 years.

Based on a closing stock price of $31.50, as reported on the New York Stock Exchange, Inc. composite tape on January 29, 1999 (a date just prior to the distribution of the LaSalle Partners Incorporated Proxy Statement in preparation for the March 10, 1999 special meeting), LaSalle expects to incur compensation expense associated with the issuance of shares totaling approximately $117.3 million and $93.4 million in the years ended
December 31, 1999 and 2000, respectively, assuming that the JLW companies meet certain closing net worth requirements. Included in the total estimated compensation expense of $210.7 million is expense of $49.2 million which will be subject to fluctuation based on quarterly changes in the price of LaSalle's common stock. Management anticipates that this compensation expense, $210.3 million of which represents a non-cash charge, will cause the combined entity to report operating losses for those periods.

     The transaction has been approved by the LaSalle Board of Directors, the Boards of Directors of the JLW companies and partnerships, and the JLW shareholders and partners. Completion of the transaction is subject to approval by LaSalle's shareholders, regulatory and tax clearances, and other customary conditions. A proxy statement soliciting approval of the merger has been mailed to shareholders, and a special meeting has been scheduled for March 10, 1999. The transaction is expected to close in early 1999, however, there can be no assurance that the transaction will be completed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

     LaSalle is exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and to fund capital expenditures, acquisitions and expansion of LaSalle's real estate investment portfolio and operations. LaSalle's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives LaSalle borrows primarily at variable rates and enters into derivative financial instruments such as interest rate swap agreements when appropriate. LaSalle does not enter into derivative or interest rate transactions for speculative purposes.

     In September 1998, LaSalle obtained a $175.0 million credit facility to finance the acquisition of Compass. This facility is placed with a syndicate of seven banks, has a one year term with two six-month extensions and bears a variable rate of interest based on market rates, which was 6.1% for 1998.

     In November 1997, LaSalle replaced its $70.0 million credit agreement, which consisted of a short-term revolving line of credit and a long-term facility, with a $150.0 million, five year unsecured revolving credit facility. This facility bears variable rates of interest based on market rates which were 6.0%, 6.7%, and 6.9% in 1998, 1997 and 1996, respectively.

LaSalle is also required to pay a commitment fee of .15% per annum on the unused portion of the commitment.

     As of December 31, 1998, the outstanding borrowings on the acquisition and revolving credit facilities were $202.9 million. In addition, LaSalle entered into interest rate swap agreements with a notional amount of $55.0 million providing for an average fixed interest rate of 4.73% through September 21, 1999. Such interest rate swap agreements had an approximate market value of $188,000. The carrying value of the debt approximates its fair value.

     FOREIGN CURRENCY RISK

     LaSalle's functional currency is the U.S. dollar. LaSalle transacts business in various foreign currencies, primarily in Europe. On a limited basis, LaSalle enters into forward currency exchange contracts to manage currency risks and reduce its exposure resulting from fluctuations in the designated foreign currency associated with existing commitments, assets or liabilities. There were no forward exchange contracts in effect at December 31, 1998. LaSalle does not use foreign currency exchange contracts for trading purposes.

     DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of December 31, 1998 and 1997, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented, the information presented has limited predictive value. As a result, LaSalle's ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, LaSalle's hedging strategies at the time and interest and foreign currency rates.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by LaSalle or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, achievements, plans and objectives of LaSalle to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in (i) LaSalle's Registration Statement (No. 333-25741) under the caption "Risk Factors" and elsewhere, (ii) LaSalle's Annual Report on Form 10-K, for the year ended December 31, 1997 in Item 1. "Business," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, (iii) LaSalle's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, (iv) LaSalle's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 under the caption "Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere,
(v) LaSalle's Quarterly Report on Form 10-Q for the quarter ended
September 30, 1998, (vi) LaSalle's Current Report on Form 8-K, dated
August 31, 1998, (vii) LaSalle's Current Report on Form 8-K, dated
October 1, 1998, (viii) LaSalle's Current Report on Form 8-K, dated
October 22, 1998 (filed October 22, 1998), (ix) LaSalle's Current Report on Form 8-K, dated October 22, 1998 (filed December 9, 1998), under the captions "The Transactions," "The Purchase Agreements," "JLW Management's Discussion and Analysis of Financial Condition and Results of Operations of the JLW Companies" and elsewhere, (x) LaSalle's Proxy Statement dated February 4, 1999 under the captions "Risk Factors," "The Transactions," "The Purchase Agreements," "JLW Management's Discussion and Analysis of Financial Condition and Results of Operations of the JLW Companies" and elsewhere, (xi) LaSalle's Current Report on Form 8-K, dated February 22, 1999 (filed February 24, 1999), and (xii) other reports filed by LaSalle with the United States Securities and Exchange Commission. LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in LaSalle's expectations or results. Statements regarding parties other than LaSalle are based upon representations of such other parties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----

LASALLE PARTNERS INCORPORATED
  CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

  Report of KPMG LLP, Independent Auditors . . . . . . . . . . . . .  42

  Consolidated Balance Sheets as of
    December 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . .  43

  Consolidated and Combined Statements of Earnings
    For the Years Ended December 31, 1998, 1997 and 1996 . . . . . .  45

  Consolidated and Combined Statements of Stockholders'
    Equity For the Years Ended December 31,
    1998, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . .  47

  Consolidated and Combined Statements of Cash Flows
    For the Years Ended December 31, 1998, 1997 and 1996 . . . . . .  49

  Notes to Consolidated and Combined Financial Statements. . . . . .  52

  Quarterly Results of Operations (Unaudited). . . . . . . . . . . .  75


SCHEDULES SUPPORTING THE CONSOLIDATED FINANCIAL STATEMENTS:

  II - Valuation and Qualifying Accounts . . . . . . . . . . . . . .  78


     All other schedules have been omitted since the required information is presented in the financial statements and related notes or is not applicable.

                       INDEPENDENT AUDITORS' REPORT



The Stockholders and
Board of Directors of
LaSalle Partners Incorporated:

     We have audited the accompanying consolidated balance sheets of LaSalle Partners Incorporated and subsidiaries and their predecessors (the "Company") as of December 31, 1998 and 1997, and the related consolidated and combined statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the Consolidated and Combined Financial Statements, we have also audited the Financial Statement Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 1998. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic Consolidated and Combined Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                         /S/ KPMG LLP


Chicago, Illinois
February 15, 1999

                                          LA SALLE PARTNERS INCORPORATED

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1998 AND 1997
                                        ($ in thousands, except share data)

                                                                                   1998              1997
                                                                                ---------         ---------
ASSETS
------

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .        $  16,941            30,660
  Trade receivables, net of allowances of $3,978 and $2,679 in 1998
    and 1997, respectively . . . . . . . . . . . . . . . . . . . . . . .          116,965            80,565
  Notes receivable and advances to real estate ventures. . . . . . . . .           17,042             6,995
  Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .            3,385             2,400
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,185             2,055
  Deferred tax benefit . . . . . . . . . . . . . . . . . . . . . . . . .            9,926             5,104
                                                                                 --------          --------

        Total current assets . . . . . . . . . . . . . . . . . . . . . .          166,444           127,779

Property and equipment, at cost, less accumulated
  depreciation of $35,859 and $28,993
  in 1998 and 1997, respectively . . . . . . . . . . . . . . . . . . . .           28,773            16,098
Intangibles resulting from business acquisitions,
  net of accumulated amortization of $11,961 and $5,698
  in 1998 and 1997, respectively . . . . . . . . . . . . . . . . . . . .          229,437            50,366
Investments in real estate ventures. . . . . . . . . . . . . . . . . . .           52,976            18,080
Long-term receivables, net . . . . . . . . . . . . . . . . . . . . . . .           10,950             6,607
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,341               957
                                                                                 --------          --------
                                                                                 $490,921           219,887
                                                                                 ========          ========





                                          LA SALLE PARTNERS INCORPORATED

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                  1998              1997
                                                                                ---------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities . . . . . . . . . . . . . . .         $ 51,101            25,781
  Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . .           58,398            40,163
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .            8,324             6,100
                                                                                 --------          --------
        Total current liabilities. . . . . . . . . . . . . . . . . . . .          117,823            72,044

Long-term liabilities:
  Credit facilities. . . . . . . . . . . . . . . . . . . . . . . . . . .          202,923             --
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              603               946

Commitments and contingencies
                                                                                 --------          --------

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .          321,349            72,990

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    16,264,176 shares issued and
    outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              163               162
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          123,543           121,778
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .           44,792            24,327
  Accumulated other comprehensive income . . . . . . . . . . . . . . . .            1,074               630
                                                                                 --------          --------
          Total stockholders' equity . . . . . . . . . . . . . . . . . .          169,572           146,897
                                                                                 --------          --------
                                                                                 $490,921           219,887
                                                                                 ========          ========









See accompanying notes to consolidated and combined financial statements.

                                          LA SALLE PARTNERS INCORPORATED

                                 CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

                                   YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                        ($ in thousands, except share data)

                                                                1998            1997              1996
                                                           ------------     ------------      ------------
Revenue:
  Fee based services . . . . . . . . . . . . . . . . .         $298,296          219,911           155,466
  Equity in earnings from unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . .            3,911            3,238             3,220
  Other income . . . . . . . . . . . . . . . . . . . .            2,257            1,624               767
                                                               --------         --------          --------
        Total revenue. . . . . . . . . . . . . . . . .          304,464          224,773           159,453

Operating expenses:
  Compensation and benefits. . . . . . . . . . . . . .          172,982          123,281            89,252
  Operating, administrative and other. . . . . . . . .           70,164           57,285            37,884
  Depreciation and amortization. . . . . . . . . . . .           13,455            9,093             5,416
                                                               --------         --------          --------
        Total operating expenses before merger
          related non-recurring charges. . . . . . . .          256,601          189,659           132,552

Merger related non-recurring charges . . . . . . . . .           10,021            --                --
                                                               --------         --------          --------
        Total operating expenses . . . . . . . . . . .          266,622          189,659           132,552

  Operating income . . . . . . . . . . . . . . . . . .           37,842           35,114            26,901
Interest expense . . . . . . . . . . . . . . . . . . .            4,153            3,995             5,730
                                                               --------         --------          --------
  Earnings before provision
    for income taxes . . . . . . . . . . . . . . . . .           33,689           31,119            21,171
Net provision for income taxes . . . . . . . . . . . .           13,224            5,279             1,207
                                                               --------         --------          --------
Net earnings . . . . . . . . . . . . . . . . . . . . .         $ 20,465           25,840            19,964
                                                               ========         ========          ========

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments . . . . . .              444             (469)            1,099
                                                               --------         --------          --------
          Comprehensive income . . . . . . . . . . . .         $ 20,909           25,371            21,063
                                                               ========         ========          ========





                                          LA SALLE PARTNERS INCORPORATED

                           CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS - CONTINUED





                                                                1998             1997              1996
                                                           ------------     ------------      ------------

Basic earnings per common share (1). . . . . . . . . .       $     1.26             1.50
                                                             ==========       ==========

Weighted average shares outstanding. . . . . . . . . .       16,215,478       16,200,000
                                                             ==========       ==========

Diluted earnings per common share (1). . . . . . . . .       $     1.25             1.49
                                                             ==========       ==========

Diluted weighted average shares outstanding. . . . . .       16,387,721       16,329,613
                                                             ==========       ==========


(1)   Earnings per share for 1997 is calculated based on earnings for the period from conversion to corporate form, July 22, 1997, through December 31, 1997.



















See accompanying notes to consolidated and combined financial statements.

                                          LA SALLE PARTNERS INCORPORATED

                           CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                        ($ in thousands, except share data)

                                                                            Partners'    Accumulated
                                                                             Capital      Other Com-
                               Common Stock       Additional   Retained     (Deficit)     prehensive
                            -------------------     Paid-In    Earnings    Predecessor      Income
                             Shares      Amount     Capital    (Deficit)   Partnerships     (Loss)       Total
                           ----------    ------   ----------   ---------   ------------   -----------  ---------
Balance at December 31,
  1995 . . . . . . . . . .       --        --          --          --           14,997          --       14,997

   Net earnings. . . . . .       --        --          --          --           19,964          --       19,964
   Distributions . . . . .       --        --          --          --          (11,813)         --      (11,813)
   Other . . . . . . . . .       --        --          --          --             --           1,099      1,099
                           ----------    ------    --------      ------        -------        ------   --------
Balances at December 31,
  1996 . . . . . . . . . .       --       --           --          --           23,148         1,099     24,247

   Net earnings (through
    July 21, 1997) . . . .      --         --          --          --            1,513          --        1,513
   Distributions . . . . .      --         --          --          --          (14,835)         --      (14,835)
   Acquisition of
    Galbreath common
    stock. . . . . . . . .      --         --          --          --           29,292          --       29,292
   Effect of the
    reorganization . . . . 12,200,000    $ 122       38,996        --          (39,118)         --         --
   Net proceeds from the
    initial Offering . . .  4,000,000       40       82,782        --            --             --       82,822
   Other . . . . . . . . .      --         --          --          --            --             (565)      (565)
                           ----------    ------    --------      ------        -------        ------   --------
Balances after the
  reorganization and
  initial Offering . . . . 16,200,000      162      121,778       --             --              534    122,474

   Net earnings (July 22,
     1997 through
     December 31, 1997). .      --         --          --        24,327          --             --       24,327
   Other . . . . . . . . .      --         --          --          --            --               96         96
                           ----------    ------    --------      ------        -------        ------   --------




                                          LA SALLE PARTNERS INCORPORATED

                     CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED




                                                                            Partners'    Accumulated
                                                                             Capital      Other Com-
                               Common Stock       Additional   Retained     (Deficit)     prehensive
                            -------------------     Paid-In    Earnings    Predecessor      Income
                             Shares      Amount     Capital    (Deficit)   Partnerships     (Loss)       Total
                           ----------    ------   ----------   ---------   ------------   -----------  ---------
Balances at December 31,
  1997 . . . . . . . . . . 16,200,000      162      121,778      24,327          --              630    146,897

   Net earnings. . . . . .     --          --         --         20,465          --             --       20,465
   Shares issued under
     stock purchase
     plan. . . . . . . . .     64,176        1        1,765        --            --             --        1,766
   Other . . . . . . . . .     --          --         --           --            --              444        444
                           ----------    -----     --------      ------        -------        ------   --------
Balances at December 31,
  1998 . . . . . . . . . . 16,264,176    $ 163      123,543      44,792          --            1,074    169,572
                           ==========    =====     ========      ======        =======        ======   ========























See accompanying notes to consolidated and combined financial statements.

                                          LA SALLE PARTNERS INCORPORATED

                                CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                 ($ in thousands)

                                                               1998             1997              1996
                                                           ------------     ------------      ------------
Cash flows provided by (used in)
 operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . .         $ 20,465           25,840            19,964
  Reconciliation of net earnings to net cash
   provided by operating activities:
    Depreciation and amortization. . . . . . . . . . .           13,455            9,093             5,416
    Equity in earnings and gain on sale from
      unconsolidated ventures. . . . . . . . . . . . .           (3,911)          (3,238)           (3,220)
    Provision for loss on receivables and
      other assets . . . . . . . . . . . . . . . . . .            4,009            2,640               986
    Operating distributions from real estate
      ventures . . . . . . . . . . . . . . . . . . . .            3,731            4,018             3,571
    Amortization of deferred compensation. . . . . . .              229            --                --
    Tax benefit on conversion to corporate form. . . .            --              (6,842)            --
  Changes in:
    Receivables. . . . . . . . . . . . . . . . . . . .          (28,504)           9,631           (17,234)
    Prepaid expenses and other assets. . . . . . . . .           (3,760)           1,864                37
    Accounts payable, accrued liabilities
      and accrued compensation . . . . . . . . . . . .           17,255           (2,429)            4,444
                                                             ----------       ----------        ----------

          Net cash provided by
            operating activities . . . . . . . . . . .           22,969           40,577            13,964





                                          LA SALLE PARTNERS INCORPORATED

                          CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - CONTINUED


                                                               1998             1997              1996
                                                           ------------     ------------      ------------
Cash flows provided by (used in) investing
 activities:
    Net capital additions--property and equipment. . .          (15,592)          (6,277)          (10,790)
    Acquisition of businesses, net of cash
     acquired:
      LaSalle Investment Management - CIN. . . . . . .            --               --              (15,700)
      Leasing and Management Services:
        Compass. . . . . . . . . . . . . . . . . . . .         (173,453)           --                --
        Satulah Group. . . . . . . . . . . . . . . . .           (5,466)           --                --
    Cash balances assumed in Galbreath
      acquisition. . . . . . . . . . . . . . . . . . .            --               1,008             --
    Investments in real estate ventures:
      Capital contributions and advances to
        real estate ventures . . . . . . . . . . . . .          (51,347)         (16,546)           (9,270)
      Distributions, repayments of advances
        and sale of investments. . . . . . . . . . . .            6,762            7,689             3,282
                                                             ----------       ----------        ----------
          Net cash used in investing activities  . . .         (239,096)         (14,126)          (32,478)

Cash flows provided by (used in) financing
 activities:
    Proceeds from borrowings under acquisition
      facility . . . . . . . . . . . . . . . . . . . .          175,000            --                --
    Net borrowings (repayments) under working
     capital facility. . . . . . . . . . . . . . . . .           27,377           (6,500)           23,000
    Net borrowings (repayments) under long-term
     notes payable . . . . . . . . . . . . . . . . . .            --             (64,615)            6,002
    Distributions to partners. . . . . . . . . . . . .            --             (14,835)          (11,813)
    Net proceeds from the initial Offering . . . . . .            --              82,822             --
                                                             ----------       ----------        ----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .          202,377           (3,128)           17,189

  Effects of foreign currency translation
   on cash balances. . . . . . . . . . . . . . . . . .               31              130               210
                                                             ----------       ----------        ----------





                                          LA SALLE PARTNERS INCORPORATED

                          CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - CONTINUED


                                                               1998             1997              1996
                                                           ------------     ------------      ------------

  Net increase (decrease) in cash and
    cash equivalents . . . . . . . . . . . . . . . . .          (13,719)          23,453            (1,115)
  Cash and cash equivalents, January 1 . . . . . . . .           30,660            7,207             8,322
                                                             ----------       ----------        ----------
  Cash and cash equivalents, December 31 . . . . . . .       $   16,941           30,660             7,207
                                                             ==========       ==========        ==========


Supplemental disclosure of cash flow information ($ in thousands):

Interest paid was $3,215, $4,195 and $5,191 for the years ended December 31, 1998, 1997 and 1996, respectively.
Taxes paid were $2,881, $9,910 and $1,179 for the years ended December 31, 1998, 1997 and 1996, respectively.



     On April 22, 1997, LaSalle acquired the common stock of Galbreath in exchange for a 17.5% limited partnership interest valued at $29,292.  Identifiable operating assets and liabilities and investments in real estate ventures totaled $10,948, $14,099 and $1,500, respectively, in addition to cash of $1,008 as of the acquisition date.
LaSalle incurred transaction related expenses of $641.  The increase in these assets and liabilities, excluding cash acquired, and the resulting goodwill of $30,576 have not been reflected in the above Consolidated and
Combined Statements of Cash Flows.











See accompanying notes to consolidated and combined financial statements.

                      LA SALLE PARTNERS INCORPORATED

          NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                    ($ in thousands, except share data)


(1)  ORGANIZATION

     LaSalle Partners Incorporated [successor to LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (collectively, the "Predecessor Partnerships")] was incorporated in Maryland on April 15, 1997, (collectively referred to as "LaSalle"). On July 22, 1997, LaSalle completed an initial public offering (the "Offering") of 4,000,000 shares of LaSalle Partners Incorporated common stock, $.01 par value per share (the "Common Stock"). In addition, all of the partnership interests held in the Predecessor Partnerships were contributed to LaSalle, pursuant to agreements among the general and limited partners, in exchange for an aggregate of 12,200,000 shares of common stock. The contribution occurred immediately prior to the closing of the Offering. The 4,000,000 shares were offered at $23 per share, aggregating $82,822, net of offering costs, of which $63,490 was used to retire long-term debt and related interest.

     The Predecessor Partnerships were subject to a reorganization as part of the incorporation of LaSalle. Due to the existence of a paired share arrangement between the Predecessor Partnerships and between the former general partners of the Predecessor Partnerships, as well as the existence of identical ownership before and after the incorporation of the Predecessor Partnerships, such transactions were accounted for in a manner similar to the accounting used for a pooling of interests. Thus, LaSalle's financial statements include the financial positions and results of operations of the Predecessor Partnerships at their historical basis.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND COMBINATION

     The consolidated and combined financial statements include the accounts of LaSalle and their majority-owned-and-controlled partnerships and subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation and combination.

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

     CASH HELD FOR OTHERS

     LaSalle controls certain cash and cash equivalents as agents for its investment and property management clients. Such amounts, which total $241,673 and $270,997 at December 31, 1998 and 1997, respectively, are not included in the accompanying Consolidated Balance Sheets.

                      LA SALLE PARTNERS INCORPORATED

     STATEMENT OF CASH FLOWS

     Cash and cash equivalents include demand deposits and investments in U.S. Treasury instruments (generally held available for sale) with maturities of three months or less. The combined carrying value of such investments of $19,290 approximates their market value at December 31, 1997. There were no cash equivalents outstanding at December 31, 1998.

     IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     INVESTMENTS IN REAL ESTATE VENTURES

     LaSalle has limited and general partner interests in various real estate ventures with interests generally ranging from less than 1% to 49.5% which are accounted for using the equity method. In instances where LaSalle exercises temporary control over co-investments, such investments are accounted for under the equity method.

     INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

     Intangibles resulting from business acquisitions are amortized on a straight-line basis over the estimated lives (generally eight to 40 years) of the related assets. LaSalle periodically evaluates the recoverability of the carrying amount of intangibles resulting from business acquisitions by assessing whether any impairment indications are present, including substantial recurring operating deficits or significant adverse changes in legal or economic factors that affect the businesses acquired. If such analysis indicates impairment, the intangible asset would be adjusted in the period such changes occurred based on its estimated fair value, which is derived from expected cash flow of the businesses.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     LaSalle's financial instruments include cash and cash equivalents, receivables, accounts payable, notes payable and interest rate swap agreements. The estimated fair value of cash and cash equivalents, receivables, and payables approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of LaSalle's credit facilities approximates their carrying value due to their variable interest rate terms. The fair value of interest rate swaps is estimated, using third party quotes, as the amount that LaSalle would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering current interest rates.

                      LA SALLE PARTNERS INCORPORATED

     FOREIGN CURRENCY TRANSLATION

     The financial statements of subsidiaries outside the United States, except those subsidiaries located in highly inflationary economies, are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included as a separate component of stockholders' equity and comprehensive income. Income and expense are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings. For subsidiaries operating in highly inflationary economies, the associated gains and losses from balance sheet translation adjustments are included in net earnings.

     DERIVATIVE INSTRUMENTS

     In 1998, LaSalle entered into interest rate swap agreements as a hedge against certain debt liabilities in order to manage interest rate risk.
The amount associated with these activities is not considered material. As of December 31, 1998, LaSalle had interest rate swap agreements in effect with a notional amount of $55,000 with an approximate market value of $188.

     Interest rate swap agreements are contracts that represent an exchange of interest payments and the underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense. Gains and losses from the termination of interest rate swaps are deferred and amortized over the remaining lives of the designated balance sheet assets or liabilities. If the balance of the liability falls below that of the notional amount of the derivative, the excess portion of the derivative is marked-to-market with a corresponding effect on current earnings.

     LaSalle also enters into forward currency exchange contracts on a limited basis to manage currency risks and reduce its exposure resulting from fluctuations in the designated foreign currency associated with existing commitments, assets, or liabilities. The associated gains and losses are deferred and are recognized in income upon settlement of the related transaction. At December 31, 1997, LaSalle had forward exchange contracts in effect with a notional value of $3,151 with approximately no market value and carrying value. There were no forward exchange contracts in effect at December 31, 1998.

     LaSalle does not enter into derivative financial instruments for trading or speculative purposes.

     EARNINGS PER SHARE

     Basic earnings per share were based on weighted average shares outstanding of 16,215,478 for 1998 and 16,200,000 for 1997. Diluted earnings per share for 1998 and for the period from conversion to corporate form, July 22, 1997, through December 31, 1997 were based on weighted average shares outstanding of 16,387,721 and 16,329,613, respectively, which reflects an increase of 172,243 shares and 129,613 shares, respectively, representing the dilutive effect of outstanding stock options whose exercise price was less than the average market price of LaSalle's stock for the period. Net earnings of $24,327 were used in the calculations of 1997 basic and diluted earnings per share, and reflects earnings for the period from conversion to corporate form, July 22, 1997, through December 31, 1997.

                      LA SALLE PARTNERS INCORPORATED

     REVENUE RECOGNITION

     Advisory and management fees are recognized in the period in which the services are performed. Transaction commissions are recorded as income at the time the related services are provided unless significant future contingencies exist. Development services fees are generally recognized as billed, which approximates the percentage of completion method of accounting. Incentive fees are recorded in accordance with specific terms of each compensation agreement and are typically tied to performance that is measured at year end, the disposition of an asset, or at the conclusion of a given project. Fees recognized in the current period that are expected to be received beyond one year have been discounted to the present value of future expected payments.

     For financial statement presentation purposes, certain one-time leasing commission payments, aggregating $10,776 in 1997, made to former Galbreath employees related to contracts in progress at the acquisition date have been presented as a reduction of related commission revenue.

     DEPRECIATION

     Depreciation and amortization is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets. Furniture totaling $17,961 and $14,865 at December 31, 1998 and 1997, respectively, is depreciated over seven years. Computer equipment and software totaling $33,347 and $19,423 at December 31, 1998 and 1997, respectively, are depreciated over three to five years. Leasehold improvements totaling $13,324 and $10,803 at December 31, 1998 and 1997, respectively, are amortized over the lease periods ranging from one to 10 years.

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

     STOCK-BASED COMPENSATION

     LaSalle grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. LaSalle follows the requirements of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation, and accordingly, recognizes no compensation expense for stock option grants, but provides the pro forma disclosures required by the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

     RECLASSIFICATIONS

     Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.

                      LA SALLE PARTNERS INCORPORATED

(3)  ACQUISITIONS

     On October 1, 1998, LaSalle acquired all of the common stock of the following real estate service companies formerly owned by Lend Lease Corporation ("Lend Lease"): Compass Management and Leasing, Inc. and its wholly owned subsidiaries; The Yarmouth Group Property Management, Inc.; and ERE Yarmouth Retail, Inc. (formerly Compass Retail, Inc.). On
October 31, 1998, LaSalle also acquired Compass Management and Leasing (Australia) Pty Limited, the Lend Lease property and facility management business in Australia. Atlanta-based Compass Management and Leasing, Inc. was a global real estate management firm, with operations across the United States, United Kingdom, South America and Australia. LaSalle paid $180,000 in cash for all of the acquired companies ("Compass"). The purchase of the companies also includes provisions for an earnout payment of up to $77,500 over five years. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition are included in the accompanying Consolidated and Combined Statements of Earnings. The excess purchase price over the fair value of the identifiable assets and liabilities acquired was $172,893, including transaction costs, of which $34,579 was allocated to management contracts which is being amortized on a straight-line basis over eight years and $138,314 was allocated to goodwill which is being amortized on a straight-line basis over 40 years based on LaSalle's estimate of useful lives.

     On January 2, 1998, LaSalle acquired the project management business of Satulah Group, Inc., a national project and facilities conversion company with operations across the United States for $5,471 in cash. The acquisition was accounted for as a purchase and, accordingly, operating results of the business subsequent to the date of acquisition are included in the accompanying Consolidated and Combined Statement of Earnings. The excess purchase price over the fair value of the identifiable assets and liabilities acquired was $5,421, including transaction costs, of which $1,084 was allocated to management contracts which is being amortized on a straight-line basis over three years and $4,337 was allocated to goodwill which is being amortized on a straight-line basis over 40 years based on LaSalle's estimate of useful lives.

     On April 22, 1997, LaSalle acquired all of the common stock of Galbreath, a property, facility and development management company. In consideration for the stock, LaSalle issued a 17.5% limited partnership interest in the Predecessor Partnerships to the former stockholders of Galbreath. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition are included in the accompanying Consolidated and Combined Statements of Earnings. The excess purchase price over the fair value of the identifiable assets and liabilities acquired was $30,576, including transaction costs, of which $6,115 was allocated to management contracts that are being amortized on a straight-line basis over eight years and $24,461 was allocated to goodwill which is being amortized on a straight-line basis over 40 years based on LaSalle's estimate of useful lives.

     On October 17, 1996, LaSalle acquired all of the common stock of CIN Property Management Limited, a London, England investment and property management private limited liability company, for $15,709 including transaction expenses. The name of the entity was immediately changed to CIN LaSalle Investment Management ("CIN"). The acquisition was accounted for as a purchase and accordingly, operating results of this business subsequent to the date of acquisition are included in the accompanying Consolidated and Combined Statements of Earnings. The excess purchase price over the fair value of the identifiable assets and liabilities acquired was $15,700, of which $4,710 was allocated to advisory contracts which are being amortized on a straight-line basis over five years and $10,990 was allocated to goodwill that is being amortized on a straight-line basis over a period of 20 years based on LaSalle's estimate of useful lives.

                      LA SALLE PARTNERS INCORPORATED

     The pro forma results of such acquisitions, with the exception of Compass and Galbreath, are not material to LaSalle's consolidated and combined financial statements (Note 7).

(4)  PENDING MERGER

     On October 22, 1998, LaSalle announced that it had reached a definitive agreement to merge its operations with Jones Lang Wootton ("JLW"). The transaction, principally structured as a share exchange, has been approved by the LaSalle Board of Directors, the Boards of Directors of the JLW companies and partnerships, and the JLW shareholders and partners. Completion of the transaction is subject to approval by LaSalle's shareholders, regulatory and tax clearances, and other customary conditions. A proxy statement soliciting approval of the merger has been mailed to shareholders, and a special meeting has been scheduled for March 10, 1999. Under the terms of the agreement, LaSalle will issue up to 14,254,116 shares of common stock, plus approximately $6,199 in cash, subject to a closing net worth adjustment. The transaction is expected to be accounted for as a purchase and to close in early 1999, however, there can be no assurance that the transaction will be completed.

(5)  DISPOSITION

     Effective December 31, 1996, LaSalle sold its Construction Management business and certain related assets to a former member of management for a $9,100 note. The note, which is secured by the current and future assets of the business, is due December 31, 2006 and bears interest at rates of 6.8% to 10.0%, with interest payments due annually. Annual principal repayments began in January 1998. The outstanding note totaled $8,500 as of December 31, 1998.

     Under the terms of the Asset Purchase Agreement, LaSalle has agreed to provide certain administrative and financial services, at cost, beginning in January 1997 and may provide certain financial assistance if necessary. For financial reporting purposes, LaSalle has not treated the transaction as a divestiture. The results of operations of the Construction Management business will be accounted for similar to the equity method of accounting. As such, principal and interest to be received under the note will be treated as a reduction of such net assets and as a reserve, if necessary, for any anticipated financial exposure under the terms of the Asset Purchase Agreement with the remainder recognized as income.

     Revenue recognized under the equity method totaled $1,257 and $1,100 for the years ended December 31, 1998 and 1997, respectively. Revenue related to the Construction Management business for the year ended December 31, 1996 totaled $5,678. For financial statement presentation purposes, the 1996 revenue has been presented net of related expenses totaling $4,407, as part of Fee Based Services revenue in the accompanying Consolidated and Combined Statements of Earnings.

                      LA SALLE PARTNERS INCORPORATED

(6)  BUSINESS SEGMENTS

     On January 1, 1998, LaSalle adopted Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information." LaSalle's operations have been classified into three business segments based upon the nature of services provided to customers:
Leasing and Management Services, Financial and Corporate Services and LaSalle Investment Management. The Leasing and Management Services segment provides three primary service capabilities: (i) property and facility management and leasing for property owners; (ii) development services for both investors and real estate users seeking to develop new buildings or renovate existing facilities; and (iii) project management of tenant improvements in both owner-occupied and leased space. The Financial and Corporate Services segment provides transaction and advisory services through three primary service capabilities, including: (i) tenant representation for corporations and professional services firms; (ii) investment banking services to address the financing, acquisition, and disposition needs of real estate owners; and (iii) land acquisition services for owners and users of land. The LaSalle Investment Management segment provides real estate investment management services to institutional investors, corporations and high net worth individuals.

     Total revenue by industry segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. LaSalle allocates all expenses, other than interest and income taxes, as substantially all expenses incurred benefit one or more of the segments. LaSalle measures segment profitability based on segment operating income. Merger related non-recurring charges are not allocated to segments.

                                          LA SALLE PARTNERS INCORPORATED

                        NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED


     Summarized financial information by business segment for 1998, 1997 and 1996 is as follows:

                                                                 1998             1997              1996
                                                               --------         --------          --------
Leasing and Management Services
  Revenue:
    Property and facility management fees. . . . . . .         $ 62,317           43,547            32,143
    Leasing fees . . . . . . . . . . . . . . . . . . .           43,099           25,159            14,819
    Development services . . . . . . . . . . . . . . .           11,229            8,853             5,825
    Project management . . . . . . . . . . . . . . . .           17,479            7,994             6,297
    Intersegment revenue . . . . . . . . . . . . . . .            1,046              195               200
    Equity in earnings from unconsolidated ventures. .               47              340             --
    Other income . . . . . . . . . . . . . . . . . . .              880              464               281
                                                               --------         --------          --------
                                                                136,097           86,552            59,565
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . .          119,079           75,039            46,794
    Depreciation and amortization. . . . . . . . . . .            7,620            3,605             1,651
                                                               --------         --------          --------
          Operating income . . . . . . . . . . . . . .         $  9,398            7,908            11,120
                                                               ========         ========          ========

Financial and Corporate Services
  Revenue:
    Tenant representation. . . . . . . . . . . . . . .         $ 42,558           33,485            28,793
    Investment banking . . . . . . . . . . . . . . . .           27,058           19,401             6,664
    Land fees. . . . . . . . . . . . . . . . . . . . .            9,591            5,955             4,536
    Construction operations. . . . . . . . . . . . . .            1,257            1,100             1,271
    Equity in earnings from unconsolidated ventures. .              322              476             1,380
    Intersegment revenue . . . . . . . . . . . . . . .            1,307            1,464             1,000
    Other income . . . . . . . . . . . . . . . . . . .              342              422               253
                                                               --------         --------          --------
                                                                 82,435           62,303            43,897




                                          LA SALLE PARTNERS INCORPORATED

                        NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED

                                                                 1998             1997              1996
                                                               --------         --------          --------
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . .           61,231           45,240            32,410
    Depreciation and amortization. . . . . . . . . . .            1,321            1,197             1,055
                                                               --------         --------          --------
          Operating income . . . . . . . . . . . . . .         $ 19,883           15,866            10,432
                                                               ========         ========          ========

LaSalle Investment Management
  Revenue:
    Advisory fees. . . . . . . . . . . . . . . . . . .         $ 77,306           70,817            52,217
    Acquisition fees . . . . . . . . . . . . . . . . .            6,402            3,600             2,939
    Equity in earnings from unconsolidated ventures. .            3,542            2,422             1,840
    Other income . . . . . . . . . . . . . . . . . . .            1,035              738               195
                                                               --------         --------          --------
                                                                 88,285           77,577            57,191
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . .           65,189           61,946            49,132
    Depreciation and amortization. . . . . . . . . . .            4,514            4,291             2,710
                                                               --------         --------          --------
          Operating income . . . . . . . . . . . . . .         $ 18,582           11,340             5,349
                                                               ========         ========          ========

Total segment revenue. . . . . . . . . . . . . . . . .         $306,817          226,432           160,653
Intersegment revenue eliminations. . . . . . . . . . .           (2,353)          (1,659)           (1,200)
                                                               --------         --------          --------
          Net segment revenue. . . . . . . . . . . . .         $304,464          224,773           159,453
                                                               ========         ========          ========




                                          LA SALLE PARTNERS INCORPORATED

                        NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED

                                                                 1998             1997              1996
                                                               --------         --------          --------

Total segment operating expenses . . . . . . . . . . .         $258,954          191,318           133,752
Intersegment operating expense eliminations. . . . . .           (2,353)          (1,659)           (1,200)
                                                               --------         --------          --------
          Net segment operating expenses . . . . . . .         $256,601          189,659           132,552
                                                               ========         ========          ========

          Total segment operating income . . . . . . .         $ 47,863           35,114            26,901
          Merger related non-recurring charges (1) . .           10,021            --                --
                                                               --------         --------          --------
          Operating income . . . . . . . . . . . . . .         $ 37,842           35,114            26,901
                                                               ========         ========          ========




(1)   Merger related non-recurring charges consist of integration and transition costs related to the Compass acquisition and non-capitalizable merger related expenses associated with the pending merger with Jones Lang
Wootton.

























                      LA SALLE PARTNERS INCORPORATED

     Identifiable assets by segment are those assets that are used by or are a result of each segment's business. Corporate assets are principally cash and cash equivalents, deferred tax assets, office furniture and leasehold improvements.

     The following table reconciles segment identifiable assets to consolidated assets, investments in real estate ventures accounted for under the equity method to consolidated investments in real estate ventures and fixed asset expenditures to consolidated fixed asset expenditures.


                                          LA SALLE PARTNERS INCORPORATED

                        NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED




                                                  1998                             1997                   1996
                                     -----------------------------    ------------------------------    -------
                                                Invest-                          Invest-
                                                ments      Fixed                 ments       Fixed      Fixed
                                      Identi-   in Real    Asset      Identi-    in Real     Asset      Asset
                                      fiable    Estate     Expen-     fiable     Estate      Expen-     Expen-
                                      Assets   Ventures    ditures    Assets    Ventures     ditures    ditures
                                      ------   --------   --------   --------   --------    --------    -------

Leasing and Management Services. .  $287,965      1,172      9,299     66,943        961       2,606      2,102

Financial and Corporate
  Services . . . . . . . . . . . .    57,284      5,887      1,385     38,464        776         532      1,079

LaSalle Investment Management. . .    98,060     45,917      1,540     53,468     16,343         624      1,079

Corporate. . . . . . . . . . . . .    47,612      --         3,368     61,012      --          2,515      6,530
                                    --------   --------   --------   --------   --------    --------   --------

Consolidated . . . . . . . . . . .  $490,921     52,976     15,592    219,887     18,080       6,277     10,790
                                    ========   ========   ========   ========   ========    ========   ========



















                      LA SALLE PARTNERS INCORPORATED

     LaSalle maintains operations and provides services outside of the United States. International revenue derived principally from Europe aggregated $28,323, $25,621 and $7,676 in 1998, 1997 and 1996,
respectively. Identifiable assets of such operations aggregated $38,898, $22,859 and $26,702 at December 31, 1998, 1997 and 1996, respectively.

(7)  PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The following Combined Pro Forma results for 1998 and 1997 give effect to the acquisition of Compass as if it had occurred on January 1, 1997. Compass Pro Forma results reflect historical operating results for the nine months ended September 30, 1998 and the year ended December 31, 1997, as adjusted for (i) the anticipated impact on the amortization of intangible assets and goodwill resulting from the acquisition, (ii) incremental interest expense resulting from borrowings used to fund the acquisition, and (iii) income taxes for LaSalle and Compass as if both entities were taxable for those periods at an effective tax rate of 39.2%.

     LaSalle Pro Forma results for 1997 and 1996 give effect to (i) the acquisition of Galbreath in April 1997, as adjusted for the Tenant Representation and Investment Banking units which were not acquired, (ii) the provision for income taxes as though LaSalle and Galbreath were taxable entities at an effective tax rate of 38.5%, and (iii) estimated incremental general and administrative costs associated with operations as a public company and the repayment of LaSalle's long-term debt out of the proceeds of the initial public offering, as if these events occurred on January 1, 1996.

     The pro forma adjustments are based upon available information and certain assumptions that Management of LaSalle believes are reasonable. The pro forma consolidated and combined financial statements are not necessarily indicative of what the actual results of operations would have been for the years ended December 31, 1998, 1997 and 1996 had LaSalle completed the acquisitions of Compass and the Galbreath common stock and consummated its conversion to corporate form and the Offering transactions as of the dates indicated nor does it purport to represent the future financial position or results of operations of LaSalle.

                                          LA SALLE PARTNERS INCORPORATED

                       UNAUDITED PRO FORMA CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS
                                   YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                      1998                                   1997                       1996
                       ------------------------------------   ------------------------------------   ----------

                        LaSalle     Compass      Combined      LaSalle     Compass      Combined     LaSalle
                       Historical   Pro Forma    Pro Forma    Pro Forma    Pro Forma    Pro Forma    Pro Forma
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
Revenues:
 Fee based services.   $  298,296       60,077      358,373      227,762       83,856      311,618      183,349
 Equity in earnings
  from unconsolidated
  ventures . . . . .        3,911        --           3,911        3,311        --           3,311        3,792
 Other income. . . .        2,257        1,308        3,565        1,911          948        2,859        2,257
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Total revenue. .      304,464       61,385      365,849      232,984       84,804      317,788      189,398

Operating expenses:
 Compensation and
  benefits . . . . .      172,982       36,282      209,264      128,365       46,053      174,418      104,294
 Operating, adminis-
  trative and other.       70,164       20,203       90,367       60,212       23,251       83,463       47,480
 Depreciation and
  amortization . . .       13,455        7,137       20,592        9,756        9,612       19,368        7,447
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Total operating
     expenses before
     merger related
     non-recurring
     charges . . . .      256,601       63,622      320,223      198,333       78,916      277,249      159,221

    Operating income
     before merger
     related non-
     recurring
     charges . . . .       47,863       (2,237)      45,626       34,651        5,888       40,539       30,177

 Merger related non-
  recurring charges.       10,021        --          10,021        --           --           --           --
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Operating
     income. . . . .       37,842       (2,237)      35,605       34,651        5,888       40,539       30,177

Interest expense . .        4,153        9,137       13,290        1,000       12,100       13,100        1,075
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------




                                          LA SALLE PARTNERS INCORPORATED

                 UNAUDITED PRO FORMA CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS - CONTINUED



                                      1998                                   1997                       1996
                       ------------------------------------   ------------------------------------   ----------
                        LaSalle     Compass      Combined      LaSalle     Compass      Combined     LaSalle
                       Historical   Pro Forma    Pro Forma    Pro Forma    Pro Forma    Pro Forma    Pro Forma
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------

    Earnings (loss)
     before provi-
     sion (benefit)
     for income
     taxes . . . . .       33,689      (11,374)      22,315       33,651       (6,212)      27,439       29,102

Net provision
 (benefit) for
 income taxes. . . .       13,224       (4,360)       8,864       12,956       (2,200)      10,756       11,204
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Net earnings
     (loss). . . . .   $   20,465       (7,014)      13,451       20,695       (4,012)      16,683       17,898
                       ==========   ==========   ==========   ==========   ==========   ==========   ==========

    Basic earnings
     per common
     share . . . . .   $     1.26                      0.83         1.28                      1.03         1.10
                       ==========                ==========   ==========                ==========   ==========
    Weighted average
     shares out-
     standing. . . .   16,215,478                16,215,478   16,200,000                16,200,000   16,200,000
                       ==========                ==========   ==========                ==========   ==========

    Diluted earnings
     per common
     share . . . . .   $     1.25                      0.82         1.27                      1.02         1.10
                       ==========                ==========   ==========                ==========   ==========
    Diluted weighted
     average shares
     outstanding . .   16,387,721                16,390,111   16,329,555                16,337,102   16,329,555
                       ==========                ==========   ==========                ==========   ==========





                      LA SALLE PARTNERS INCORPORATED

    NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED


     Pro forma total revenue and operating expenses for Compass include activities such as property management and leasing, facility management and retail management. Adjustments to operating expenses reflect the allocation of the purchase price to intangibles and goodwill, resulting in reduced goodwill amortization expense of $6,676 and $1,160 for 1998 and 1997, respectively. As a result of LaSalle's borrowings of $180,000 to fund the Compass acquisition, the incremental increase in interest expense was $3,437 and $8,275 for 1998 and 1997, respectively. Finally, the pro forma results for 1998 and 1997 include a decrease in the provision for income taxes of $390 and $3,889, respectively, giving effect to LaSalle and Compass as taxable entities at an effective tax rate of 39.2%. LaSalle's
Leasing and Management Services segment and Compass have duplicative regional infrastructure through which cost synergies may be achieved, but have not been reflected in the pro forma.

     LaSalle anticipates that it will incur total integration and transition costs of approximately $16,900 or $10,300 on an after-tax basis which have been and will be charged to operations primarily in 1998 and the first half of 1999. Merger related non-recurring charges incurred by LaSalle in 1998 include integration and transition costs related to the Compass acquisition and non-capitalizable merger associated with the pending merger with Jones Lang Wootton.

     Pro forma total revenue and operating expenses for Galbreath include activities such as property management and leasing, facility management and development management. Additional adjustments to operating expenses were made for estimated incremental general and administrative costs associated with operations as a public company totaling $563 and $750 for 1997 and 1996, respectively. As a result of the repayment of LaSalle's long-term notes payable out of the proceeds of the Offering, the related actual interest expense totaling $2,955 and $4,655 for 1997 and 1996, respectively, has been eliminated in the pro forma results. The pro forma results further include an additional provision for income taxes totaling
$7,677 and $9,787 for 1997 and 1996, respectively, giving effect to the conversion of LaSalle and Galbreath to taxable entities.

(8)  INVESTMENTS IN REAL ESTATE VENTURES

     LaSalle has invested in certain real estate ventures that own and operate commercial real estate. These investments include noncontrolling general and limited partnership ownership interests generally ranging from less than 1% to 49.5% of the respective ventures. LaSalle has made initial capital contributions to the ventures and has remaining commitments to certain ventures for additional capital contributions of approximately
$6,656 as of December 31, 1998. Substantially all venture interests are held by corporate subsidiaries of LaSalle. Accordingly, LaSalle's exposure to liabilities and losses of the ventures is limited to its initial and remaining commitments. To the extent LaSalle's investment basis differs from its share of the equity of an unconsolidated investment, such difference is amortized over the depreciable lives of the investee's investment assets.

     Included in investment in real estate ventures is an $18,800 investment in LaSalle Hotel Properties ("LHO"), a real estate investment trust, which completed its initial public offering in April 1998. LHO was formed to own hotel properties and to continue and expand the hotel investment activities of LaSalle by investing particularly in upscale and luxury full service hotels located primarily in major business and urban, resort and convention markets. LaSalle provides advisory, acquisition and




                      LA SALLE PARTNERS INCORPORATED

    NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED


administrative services to LHO for which it receives a base advisory fee calculated as a percentage of net operating income, as well as performance fees based on growth in funds from operations on a per share basis. Such performance fees, if any, are paid in the form of LHO common stock or units, at LaSalle's option. LHO was formed with 10 hotels, nine of which LaSalle had a nominal co-investment in and acted as the investment advisor for. In accordance with the individual investment advisory agreements, LaSalle earned and received performance fees totaling $15,200 on the disposition of certain of the assets. LaSalle contributed its ownership interests in the hotels as well as the related performance fees to LHO for an effective ownership interest of approximately 6.4%.

     Such investments have been accounted for under the equity method of accounting in the accompanying Consolidated and Combined Financial
Statements. As such, LaSalle recognizes its share of the underlying profits and losses of the ventures as revenue in the accompanying Consolidated and Combined Statements of Earnings. LaSalle generally is entitled to operating distributions in accordance with its respective ownership interests.

     Summarized combined financial information for the above unconsolidated ventures is presented below:

                                      1998          1997         1996
                                   ----------    ----------    ----------
Balance Sheet:
    Investments in real estate . . .$2,021,372     1,236,217
    Total assets . . . . . . . . . .$2,513,483     1,406,236
                                   ==========     ==========
    Mortgage indebtedness. . . . . .$  614,349       579,310
    Total liabilities. . . . . . . .$  977,194       631,807
                                   ==========     ==========
    Total equity . . . . . . . . . .$1,536,289       774,429
                                   ==========     ==========

Investments in unconsolidated
  ventures . . . . . . . . . . . . .$   52,083        17,100

Statements of Operations:
    Revenues . . . . . . . . . . . .$  298,886       288,709      212,048
    Net earnings . . . . . . . . . .$  104,095        96,725       35,333
                                   ==========     ==========   ==========
Equity in earnings from
  unconsolidated ventures. . . . . .$    3,911         3,238        3,220
                                   ==========     ==========   ==========

     During 1998 and 1997, LaSalle made loans to certain of these real estate ventures, of which $15,498 and $4,716 was outstanding at December 31, 1998 and 1997, respectively, and is included in notes and other receivables in the accompanying Consolidated Balance Sheet. These notes, which carry an interest rate of approximately 9.0%, are typically repaid within one year. LaSalle also has investments that are accounted for using the cost method that totaled $893 and $980 at December 31, 1998 and 1997, respectively. Certain of LaSalle's capital contributions to the ventures are represented by notes payable that totaled $349 and $618 at December 31, 1998 and 1997, respectively. Such notes are generally interest bearing and mature in 2000.




                      LA SALLE PARTNERS INCORPORATED

    NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED


(9)  DEBT

     CREDIT FACILITIES

     In September 1998, LaSalle obtained a $175,000 credit facility (the
"Acquisition Facility") to finance the acquisition of Compass (note 3).
The Acquisition Facility, which is placed with a syndicate of seven banks, has a one year term with two six-month extensions and bears a variable rate of interest based on market rates. LaSalle's effective interest rate was 6.1% in 1998 and the outstanding balance on the Acquisition Facility was $175,000 at December 31, 1998.

     In November 1997, LaSalle replaced its $70,000 credit agreement, which consisted of a short-term revolving line of credit and a long-term facility, with a $150,000, five year unsecured revolving credit facility.
The facility is guaranteed by certain of LaSalle's subsidiaries and is available for working capital, co-investment and acquisitions. The facility bears variable rates of interest based on market rates and requires LaSalle to pay a commitment fee of .15% per annum on the unused portion of the commitment. LaSalle's effective interest rate was 6.0%, 6.7% and 6.9% in 1998, 1997 and 1996, respectively. The outstanding balance on the facility at December 31, 1998 was $27,923. LaSalle had no outstanding debt on the facility at December 31, 1997.

     Under the terms of the Acquisition Facility and the revolving credit facility, LaSalle must maintain a certain level of consolidated net worth and ratio of funded debt to earnings before interest expense, income taxes, depreciation and amortization expense, and must meet a minimum fixed charge coverage ratio. Additionally, LaSalle is restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facilities, disposing of a significant portion of its assets, and is subject to lender approval on certain levels of co-investment.

     SUBORDINATED LOANS

     Subordinated loans consisted of Class A and Class B unsecured notes payable to two former limited partners of the Predecessor Partnerships.
The amounts outstanding on the Class A and Class B notes, which were $37,213 at December 31, 1996, were repaid out of the proceeds of the Offering.

(10)  LEASES

     LaSalle leases office space in various buildings for its own use with remaining lease terms at December 31, 1998 ranging from one to nine years.
The terms of these operating leases provide for LaSalle to pay base rent and a share of increases in operating expenses and real estate taxes in excess of defined amounts.

     Minimum future lease payments (i.e., base rent) due in each of the next five years ending December 31 are as follows:

                                        AMOUNT
                                       -------
            1999 . . . . . . . . . .   $ 8,777
            2000 . . . . . . . . . .     8,063
            2001 . . . . . . . . . .     7,412
            2002 . . . . . . . . . .     6,328
            2003 . . . . . . . . . .     5,257
            Thereafter . . . . . . .    10,929
                                       -------
                                       $46,766
                                       =======





                      LA SALLE PARTNERS INCORPORATED

    NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED


     Rent expense was $9,812, $7,146 and $6,117, during 1998, 1997 and
1996, respectively.

(11) INCOME TAXES

     For the period prior to the incorporation of the Predecessor
Partnerships, the accompanying Consolidated and Combined Statements of Earnings include a federal and state income tax provision for wholly owned corporate subsidiaries and a state tax provision for certain states that require partnerships to pay income taxes. For the period January 1, 1997 through July 21, 1997, such amounts aggregated $1,112. No other provision for income taxes was made for those periods as the liability for such taxes would have been that of the respective partners of the Predecessor
Partnerships. As a result of LaSalle's conversion from partnership to corporate form in July 1997, a tax benefit of $6,842 was recognized related to deferred tax assets recorded in accordance with the provisions of SFAS
No. 109 arising from temporary differences between the book and tax basis of LaSalle's assets and liabilities at the date of conversion.

     For the year ended December 31, 1998 and for the period subsequent to conversion in 1997, LaSalle's provision for income taxes aggregated $13,224 and $11,009, respectively, and consisted of the following:

                                1998                      1997
                     -------------------------- --------------------------
                      Current Deferred   Total   Current Deferred   Total
                     -------- -------- -------- -------- -------- --------

  U.S. Federal . . . $11,843   (1,970)   9,873    3,930    2,656    6,586
  State and local. .   2,819     (144)   2,675      823    1,000    1,823
  Foreign. . . . . .   1,506     (830)     676    2,600     --      2,600
                     -------   ------   ------   ------   ------   ------
                     $16,168   (2,944)  13,224    7,353    3,656   11,009
                     =======   ======   ======   ======   ======   ======

     Income tax expense for 1998 and for the period subsequent to conversion for 1997 differed from the amounts computed by applying the U.S.
federal income tax rate of 35% to earnings before provision for income taxes ($33,689 for the year ended December 31, 1998 and $28,596 for the period July 22, 1997 through December 31, 1997) as a result of the following:

                                          1998                 1997
                                   ------------------   ----------------
  Computed "expected" tax
    expense. . . . . . . . . . .   $11,791     35.0%    10,009     35.0%
  Increase (reduction) in
    income taxes resulting
    from:
      State and local
       income taxes, net
       of federal income
       tax benefit . . . . . . .     1,739      5.2%     1,185      4.1%
      Amortization of non-
       deductible goodwill . . .    (1,182)    (3.5%)     (573)    (2.0%)
      Non-deductible expenses. .       807      2.4%       205      0.7%
      Other, net . . . . . . . .        69      0.2%       183      0.7%
                                   -------     -----    ------     -----
                                   $13,224     39.3%    11,009     38.5%
                                   =======     =====    ======     =====






                      LA SALLE PARTNERS INCORPORATED

    NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED


     Domestic and foreign earnings before provision for income taxes for the year ended December 31, 1998 were $29,907 and $3,782, respectively.
Foreign earnings before provision for income taxes are not considered material for 1997 and 1996.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
                                         December 31,
                                    ---------------------     July 22,
                                     1998          1997         1997
                                    -------       -------    ----------
Deferred Tax Assets:
  Foreign tax credit
    carryforwards. . . . . . .      $ 3,800         2,600         --
  Foreign loss carry-
    forwards . . . . . . . . .          830         --            --
  Accrued expenses . . . . . .        3,957         2,205         7,139
  Property and equipment . . .        1,644         1,397         1,166
  Allowances for
    uncollectible accounts . .        3,238         2,208         2,208
  Other. . . . . . . . . . . .          355           554         1,475
                                    -------        ------        ------
                                    $13,824         8,964        11,988
                                    =======        ======        ======
Deferred Tax Liabilities:
  Investments in real estate
    ventures . . . . . . . . .      $ 2,483         2,820         2,602
  Other. . . . . . . . . . . .          716         1,065           651
                                    -------        ------        ------
                                    $ 3,199         3,885         3,253
                                    =======        ======        ======

     In connection with the Compass acquisition, LaSalle recorded deferred tax assets of $2,602 as part of its purchase price allocation.

     There is no valuation allowance for deferred tax assets as of December 31, 1998 and 1997. In assessing whether the deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that LaSalle will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     As of December 31, 1998 and 1997, LaSalle has available $3,800 and
$2,600 of foreign tax credit carryforwards for U.S federal income tax purposes, which expire in 2003 and 2002, respectively. There were also foreign loss carryforwards at December 31, 1998 approximating $2,400 which expire in 2003 and thereafter. Current income taxes payable and receivable at December 31, 1998 and 1997 were $8,237 and $916, respectively.






                      LA SALLE PARTNERS INCORPORATED

    NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED


(12)  STOCK OPTION AND STOCK COMPENSATION PLANS

     RETIREMENT PLAN

     LaSalle has a qualified profit sharing plan that incorporates IRC
Section 401(k) for its eligible employees. Contributions under the qualified profit sharing plan are made via a combination of employer match and an annual contribution on behalf of eligible employees. Included in the accompanying Consolidated and Combined Statements of Earnings for the years ended December 31, 1998, 1997 and 1996 are contributions of $1,750, $1,652 and $1,009, respectively.

     Related trust assets of the Plan are managed by trustees and are excluded from the accompanying Consolidated and Combined Financial
Statements.

     STOCK AWARD AND INCENTIVE PLAN

     In 1997, LaSalle adopted a stock award and incentive plan that provides for the granting of options to eligible participants of LaSalle to purchase a specified number of shares of common stock. Under the plan, the total number of shares of common stock available to be issued is 2,215,000.

There is a proposed amendment to the stock option plan which would increase the total number of shares of common stock available to be issued to 4,160,000 which will be voted upon by shareholders at the special meeting on March 10, 1999. The options are granted at the market value of common stock at the date of grant. The options vest at such times and conditions as the Compensation Committee of the Board of Directors of LaSalle determines and sets forth in the award agreement. Such options granted in 1998 vest over a period of four to six years. Such options granted in 1997 vest over a period of one to six years. Certain 1997 options having a six-year vesting period are subject to an accelerated vesting schedule based on the future average stock price. At December 31, 1998 and 1997, there were 973,100 and 1,477,000 additional shares, respectively, available for grant under the stock award and incentive plan. In January 1999, LaSalle issued
514,137 additional options.

     The per share weighted-average fair value of options granted during
1998 and 1997 was $16.44 and $11.63 on the date of grant using the Black
Scholes option-pricing model with the following weighted-average assumptions:
                                              1998              1997
                                           ----------        ----------

Expected dividend yield. . . . . . .            0.00%             0.00%
Risk-free interest rate. . . . . . .            4.95%             6.95%
Expected life. . . . . . . . . . . .     6 to 9 years      6 to 9 years
Expected volatility. . . . . . . . .           41.50%            16.50%
Contractual terms. . . . . . . . . .    7 to 10 years     7 to 10 years

     LaSalle accounts for its stock option and compensation plans under the provisions of SFAS No. 123, which allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and net income per share disclosures for employee option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. LaSalle has elected to apply the provisions of APB No. 25 in accounting for its stock award and incentive plan, and, accordingly, no compensation cost has been recognized for its stock award and incentive plan in the Consolidated and Combined
Financial Statements. Had LaSalle determined compensation cost based upon the fair value at the date of grant for its options as set forth under SFAS
No. 123, LaSalle's net earnings, basic earnings per common share and diluted earnings per common share for the year ended December 31, 1998 and




                      LA SALLE PARTNERS INCORPORATED

    NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED


for the period subsequent to conversion, July 22, 1997, through December 31, 1997, would have been $15,689, $0.97, $0.96, and $23,924,
$1.48 and $1.47, respectively.

     Stock option activity is as follows:

                                     1998                      1997
                             --------------------       ------------------
                               Shares   Weighted-       Shares   Weighted-
                               (000)    Average         (000)    Average
                              -------   ---------       ------   ---------
Outstanding at
 beginning of year . . . .      738.0     $23.29         --       $  --
Granted. . . . . . . . . .      524.9      31.71        740.5       23.29
Exercised. . . . . . . . .       --         --           --          --
Forfeited. . . . . . . . .      (21.0)     29.56         (2.5)      23.00
                              -------                   -----
Outstanding at
 end of year . . . . . . .    1,241.9     $26.75        738.0      $23.29
                              =======                   =====

     At December 31, 1998 and 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $23.00-$43.88 and 7.6 years, and $23.00-$35.06 and 9.5 years, respectively.

At December 31, 1998 approximately 534,000 options were exercisable. None of the options were exercisable at December 31, 1997.

     OTHER STOCK COMPENSATION PROGRAMS

     LaSalle maintains a Stock Compensation Program ("SCP") for eligible employees. Under this plan, employee contributions for stock purchases will be enhanced by LaSalle through an additional contribution of 15%.
Employee contributions vest immediately while LaSalle contributions are subject to various vesting periods. The related compensation cost is amortized to expense over the vesting period. As of December 31, 1998, no shares have been issued under this plan.

     In 1998, LaSalle adopted an Employee Stock Purchase Plan ("ESPP") for eligible employees. Under this plan, employee contributions for stock purchases will be enhanced by LaSalle through an additional contribution of 15%. Employee contributions and LaSalle contributions vest immediately.
As of December 31, 1998, 64,176 shares have been issued under this plan.

(13) TRANSACTIONS WITH AFFILIATES

     Certain employees of LaSalle have an ownership interest in Diverse
Real Estate Holdings Limited Partnership ("Diverse"). Diverse has an ownership interest in and operates investment assets, primarily as the managing general partner of real estate ventures. Included in the accompanying Consolidated Balance Sheets is a long-term receivable, net of allowance, from Diverse totaling $1,663 at December 31, 1998 and 1997.

     Certain officers of LaSalle are trustees for real estate funds that were organized by a subsidiary. LaSalle earns advisory and management fees for services rendered to the funds. Included in the accompanying
Consolidated and Combined Financial Statements are revenues of $2,285,
$4,209 and $10,306 for 1998, 1997 and 1996, respectively, as well as receivables of $116 and $496 at December 31, 1998 and 1997, respectively, related to such services.





                      LA SALLE PARTNERS INCORPORATED

    NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED


     LaSalle also earns fees and commissions for services rendered to affiliates of Dai-ichi Life Property Holdings, Inc. and Galbreath Holdings,
LLC, two significant stockholders, real estate ventures in which LaSalle has an equity interest, and ventures in which Diverse has an ownership interest. Included in the accompanying Consolidated and Combined Financial
Statements are revenues from such affiliates of $45,867, $32,957 and $18,866 for 1998, 1997 and 1996, respectively, as well as receivables for reimbursable expenses and revenues as of December 31, 1998 and 1997 of $9,320 and $6,159, respectively.

(14) COMMITMENTS AND CONTINGENCIES

     LaSalle is a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance. In the opinion of management, the ultimate resolution of such litigation matters will not have a material adverse effect on the financial position, results of operations, or liquidity of LaSalle.









QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


     The following table sets forth certain unaudited consolidated and combined statements of earnings data for each of LaSalle's last eight quarters. In the opinion of Management, this information has been presented on the same basis as the audited consolidated and combined financial statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments and accruals, that LaSalle considers necessary for a fair presentation. The unaudited consolidated and combined quarterly information should be read in conjunction with LaSalle's Consolidated and Combined Financial Statements and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.






                                          LA SALLE PARTNERS INCORPORATED

                                               QUARTERLY INFORMATION
                                                     UNAUDITED
                                                                                1998
                                                         -------------------------------------------------------
                                                        March 31     June 30    Sept. 30    Dec. 31       Year
                                                        --------    --------    --------    --------    --------
Revenue (1):
  Leasing and Management Services. . . . . . . . . . .  $ 18,368      26,470      28,851      61,362     135,051
  Financial and Corporate Services . . . . . . . . . .     9,358      18,694      20,045      33,031      81,128
  LaSalle Investment Management. . . . . . . . . . . .    23,339      29,048      15,936      19,962      88,285
                                                        --------    --------    --------    --------    --------

        Total revenue. . . . . . . . . . . . . . . . .  $ 51,065      74,212      64,832     114,355     304,464

Operating income (loss) before merger
  related non-recurring charges (1) (3). . . . . . . .    (5,349)     12,220       8,229      32,763      47,863

Merger related non-recurring charges (3) . . . . . . .     --          --          --         10,021      10,021
                                                        --------    --------    --------    --------    --------
Operating income (loss) (1). . . . . . . . . . . . . .  $ (5,349)     12,220       8,229      22,742      37,842

Net earnings (loss). . . . . . . . . . . . . . . . . .  $ (3,440)      7,310       4,806      11,789      20,465

Basic earnings (loss) per common share . . . . . . . .  $  (0.21)       0.45        0.30        0.73        1.26

Diluted earnings (loss) per common share . . . . . . .  $  (0.21)       0.45        0.29        0.72        1.25

                                                                                1997
                                                         -------------------------------------------------------
                                                        March 31     June 30    Sept. 30    Dec. 31       Year
                                                        --------    --------    --------    --------    --------
Revenue (1)(2):
  Leasing and Management Services. . . . . . . . . . .  $ 10,782      18,839      22,067      34,672      86,360
  Financial and Corporate Services . . . . . . . . . .     4,527      14,339      12,996      28,975      60,837
  LaSalle Investment Management. . . . . . . . . . . .    16,397      24,740      16,795      19,644      77,576
                                                        --------    --------    --------    --------    --------

        Total revenue. . . . . . . . . . . . . . . . .  $ 31,706      57,918      51,858      83,291     224,773

Operating income (loss) (1). . . . . . . . . . . . . .  $ (3,272)      9,203       5,951      23,232      35,114

Net earnings (loss). . . . . . . . . . . . . . . . . .  $ (4,719)      6,940       7,610      16,009      25,840

Basic earnings per common share (4). . . . . . . . . .                           $  0.51        0.99        1.50

Diluted earnings per common share (4). . . . . . . . .                           $  0.51        0.98        1.49




                      LA SALLE PARTNERS INCORPORATED

                     QUARTERLY INFORMATION - CONTINUED





(1)  Excludes intersegment revenue and intersegment expense.

(2) Historical management revenue and operating expenses have been reclassified to reflect personnel cost reimbursements received on property or specific client assignments on a net rather than gross basis. There was no effect on operating income or net earnings as historically reported.

(3) Merger related non-recurring charges include integration and transition costs related to the Compass acquisition and non-capitalizable merger related expenses associated with the pending merger with Jones Lang Wootton.

(4) Basic and diluted earnings per common share for 1997 are based on earnings for the period from conversion to corporate form, July 22, 1997, through December 31, 1997.





                                          LA SALLE PARTNERS INCORPORATED

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 ($ in thousands)





                                                            Additions
                                 Balance at       --------------------------                          Balance
                                 Beginning        Costs and          Other                            at End
Description                      of Period         Expenses         Accounts        Deductions       of Periods
-----------                      ----------       ----------       ----------       ----------       ----------

1998
Accounts Receivable
Reserves . . . . . . . . .          $ 2,679            4,009           107(A)         2,817(B)           $3,978

1997
Accounts Receivable
Reserves . . . . . . . . .            1,900            2,640         1,530(C)         3,391(B)            2,679

1996
Accounts Receivable
Reserves . . . . . . . . .            1,900              986           --               986(B)            1,900


(A)  Represents reserve acquired as a result of the Compass acquisition.

(B)  Includes primarily write-offs of uncollectible accounts

(C)  Represents reserve acquired as a result of the Galbreath acquisition










ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the material in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance."


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

      (b)   Reports on Form 8-K:

                 LaSalle filed the following Form 8-K's during the 1998 fourth quarter:

                  1. Form 8-K, to announce the closing of the Compass acquisition, which Form 8-K, dated October 1, 1998, included the required historical financial statements of the Compass businesses' acquired and pro forma financial information on a combined basis.

                  2. Form 8-K, to announce the signing of the definitive agreement with Jones Lang Wootton which Form 8-K, dated October 22, 1998, included the relevant press release as an exhibit.

                  3. Form 8-K, to provide transaction and financial information regarding the merger with Jones Lang Wootton, which Form 8-K, dated October 22, 1998 (and filed with the Securities and Exchange Commission on December 9, 1998), included historical financial information of each of the JLW Companies and the Compass Group and pro forma financial information on a combined basis.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by LaSalle or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, achievements, plans and objectives of LaSalle to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in (i) LaSalle's Registration Statement (No. 333-25741) under the caption "Risk Factors" and elsewhere, (ii) LaSalle's Annual Report on Form 10-K, for the year ended December 31, 1997 in Item 1. "Business," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, (iii) LaSalle's quarterly Report on Form 10-Q for the quarter ended March 31, 1998 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, (iv) LaSalle's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 under the caption "Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere,
(v) LaSalle's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 under the caption "Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere, (vi) LaSalle's Current Report on Form 8-K, dated August 31, 1998, (vii) LaSalle's Current Report on Form 8-K, dated October 1, 1998, (viii) LaSalle's Current Report on Form 8-K, dated October 22, 1998 (filed
October 22, 1998), (ix) LaSalle's Current Report on Form 8-K, dated
October 22, 1998 (filed December 9, 1998), under the captions "The Transactions," "The Purchase Agreements," "JLW Management's Discussion and analysis of Financial Condition and Results of Operations of the JLW Companies" and elsewhere, (x) LaSalle's Proxy Statement dated February 4, 1999 under the captions "Risk Factors," "The Transactions," "The Purchase Agreements," "JLW Management's Discussion and Analysis of Financial Condition and Results of Operations of the JLW Companies" and elsewhere,
(xi) LaSalle's Current Report on Form 8-K, dated February 22, 1999 (filed February 24, 1999), and (xii) other reports filed by LaSalle with the United States Securities and Exchange Commission. LaSalle expressly disclaims any obligations or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in LaSalle's expectations or results. Statements regarding parties other than LaSalle are based upon representations of such other parties.

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

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 4th day of March, 1999.


                                    LaSalle Partners Incorporated

                                          /s/ STUART L. SCOTT
                                          -----------------------------
                                    By:   Stuart L. Scott
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 4th day of March, 1999.

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

/S/ ROBERT C. SPOERRI
--------------------------
Robert C. Spoerri              President, Chief Operating
                               Officer and Director

/S/ WILLIAM E. SULLIVAN
--------------------------
William E. Sullivan            Executive Vice President,
                               Chief Financial Officer,
                               Secretary and Director
                               (Principal Financial Officer)

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

SIGNATURE                           TITLE
---------                           -----


/S/ LYNN C. THURBER
--------------------------
Lynn C. Thurber                Co-President--LaSalle Advisors
                               Capital Management, Inc. and
                               Director

/S/ EARL E. WEBB
--------------------------
Earl E. Webb                   Managing Director, Investment
                               Banking Division, -- LaSalle
                               Partners Corporate & Financial
                               Services, Inc. and Director

/S/ DARRYL HARTLEY-LEONARD
--------------------------
Darryl Hartley-Leonard         Director


/S/ THOMAS C. THEOBALD
--------------------------
Thomas C. Theobald             Director


/S/ JOHN R. WALTER
--------------------------
John R. Walter                 Director

                               EXHIBIT INDEX


   EXHIBIT
   NUMBER         DESCRIPTION
   -------        -----------

   2.1            Subscription Agreement (Incorporated by reference to
Exhibit 2.01 to LaSalle's Registration Statement No. 333-25741).

   2.2 Purchase and Sale Agreement, dated as of October 21, 1998, as amended, with respect to the acquisition by LaSalle Partners of the JLW Parent Companies operating in Europe and the U.S.A. (the "Europe/USA Agreement") (Incorporated by reference to Exhibit 10.1 to the Current Report of LaSalle, dated October 22, 1998 (filed December 9,
1998)).

   2.3 Purchase and Sale Agreement, dated as of October 21, 1998, as amended, with respect to the acquisition by LaSalle Partners of the JLW Parent Companies operating in Australia and New Zealand (the "Australasia Agreement") (Incorporated by reference to Exhibit 10.2 to the Current Report of LaSalle, dated October 22, 1998 (filed December 9,
1998)).

   2.4 Purchase and Sale Agreement, dated as of October 21, 1998, as amended, with respect to the acquisition by LaSalle Partners of the JLW Parent Companies operating in Asia (the "Asia Agreement")
(Incorporated by reference to Exhibit 10.3 to the Current Report of LaSalle dated October 22, 1998 (filed December 9, 1998)).

   2.5 Form of Purchase and Sale Joinder Agreement, dated as of October 21, 1998, by and among LaSalle Partners and each of the shareholders selling equity interests in the JLW Parent Companies under the Europe/USA Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report of LaSalle, dated October 22, 1998 (filed December 9,
1998)).

   2.6 Form of Purchase and Sale Joinder Agreement, dated as of October 21, 1998, by and among LaSalle Partners and each of the shareholders selling equity interests in the JLW Parent Companies under the Australasia Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report of LaSalle, dated October 22, 1998 (filed December 9,
1998)).

   2.7 Form of Purchase and Sale Joinder Agreement, dated as of October 21, 1998, by and among LaSalle Partners and each of the shareholders selling equity interests in the JLW Parent Companies under the Asia Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report of LaSalle, dated October 22, 1998 (filed December 9, 1998)).

   2.8 Form of indemnity and Escrow Agreement, dated as of October 21, 1998, by and among LaSalle Partners, certain subsidiaries of LaSalle Partners and each of the shareholders selling equity interests in the JLW Parent Companies under the Europe/USA Agreement, the Australasia Agreement and the Asia Agreement (Incorporated by reference to Exhibit 10.7 to the Current Report of LaSalle, dated October 22, 1998 (filed December 9,
1998)).

   EXHIBIT
   NUMBER         DESCRIPTION
   -------        -----------

   2.9 Form of Stockholder Agreement, dated as of October 21, 1998, by and among LaSalle Partners and each of the persons receiving shares of LaSalle Partners common stock under the Europe/USA Agreement, the Australasia Agreement and the Asia Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report of LaSalle, dated October 22, 1998 (filed December 9, 1998)).

   2.10 Form of Stockholder Agreement, dated as of October 21, 1998, by and among LaSalle Partners and each of the partners of DEL-LPL Limited Partnership and DEL-LPAML Limited Partnership who is an employee of LaSalle Partners and who will be receiving shares of LaSalle Partners Common Stock in connection with the dissolution of DEL-LPL Limited Partnership and DEL-LPAML Limited Partnership (Incorporated by reference to
Exhibit 10.9 to the Current Report of LaSalle, dated October 22, 1998 (filed December 9, 1998)).

   3.1 Articles of Amendment and Restatement of LaSalle Partners Incorporated (Incorporated by reference to Exhibit 3.1 to LaSalle's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

   3.2            Amended and Restated Bylaws of LaSalle Partners
Incorporated (Incorporated by reference to Exhibit 3.2 to LaSalle's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

   4.1 Form of certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.01 to LaSalle's Registration Statement No. 333-25741).

   10.1 Multicurrency Credit Agreement, dated as of November 25, 1997, among LaSalle Partners Incorporated, the Guarantors party thereto, the Banks from time to time party thereto and Harris Trust and Savings Bank, as Agent.

   10.2 First Amendment to LaSalle's $150,000,000 Multicurrency Credit Agreement, dated as of September 21, 1998 (Incorporated by reference to Exhibit 10.2 to LaSalle's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

   10.3 $175,000,000 Credit Agreement, dated as of September 21, 1998, among LaSalle Partners Incorporated, the Guarantors Party Thereto, the Lenders Party Thereto, Harris Trust and Savings Bank, as Documentation Agent, The Chase Manhattan Bank, as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to LaSalle's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

   10.4 Contribution and Exchange Agreement, dated as of April 21, 1997, by and among DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, LaSalle Partners Limited Partnership, LaSalle Partners Management Limited Partnership, The Galbreath Company, The Galbreath Company of California, Inc., Galbreath Holdings, LLC and the Stockholders of The Galbreath Company (Incorporated by reference to Exhibit 10.08 to the Registrant's Registration Statement No. 333-25741).

   EXHIBIT
   NUMBER         DESCRIPTION
   -------        -----------

   10.5 Asset Purchase Agreement, dated as of December 31, 1996, by and among LaSalle Construction Limited Partnership, LaSalle Partners Limited Partnership, Clune Construction Company, L.P. and Michael T. Clune (Incorporated by reference to Exhibit 10.10 to LaSalle's Registration Statement No. 333-25741).

   10.6 LaSalle Partners Incorporated 1997 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 99.2 to LaSalle's Registration Statement No. 333-42193).

   10.7 Amendment to the LaSalle Partners Incorporated 1997 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.1 to LaSalle's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

   10.8 LaSalle Partners Incorporated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to LaSalle's Registration Statement No. 333-42193).

   10.9 First Amendment to the LaSalle Partners Incorporated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to LaSalle's Quarterly Report on Form 10-Q for the quarter ended June 30,
1998).

   10.10 Second Amendment to the LaSalle Partners Incorporated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to LaSalle's Quarterly Report on Form 10-Q for the quarter ended September 30,
1998).

   10.11 LaSalle Partners Incorporated Stock Compensation Program (Incorporated by reference to Exhibit 99.3 to LaSalle's Registration Statement No. 333-42193).

   10.12          Description of Management Incentive Plan

   10.13 Registration Rights Agreement, dated as of April 22, 1997, by and among the LaSalle Partners Incorporated, DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, DSA-LSPL, Inc., DSA-LSAM, Inc. and Galbreath Holdings, LLC (Incorporated by reference to Exhibit 10.14 to LaSalle's Registration Statement No. 333-25741.)

   10.14 Form of Indemnification Agreement with Executive Officers and Directors

   10.15 Consent Agreement, dated as of April 15, 1997, by and among DSA-LSPL, Inc., DSA-LSAM, Inc., DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, DEL/LaSalle Finance Company, L.L.C., LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (Incorporated by reference to Exhibit 10.16 to LaSalle's Registration Statement No. 333-25741.)

   10.16 Consent Agreement, dated as of April 22, 1997, by and among the Stockholders of The Galbreath Company and The Galbreath Company of California, Inc., Galbreath Holdings, LLC, DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, DEL/LaSalle Finance Company, L.L.C., LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (Incorporated by reference to Exhibit 10.17 to LaSalle's Registration Statement No. 333-25741.)

   EXHIBIT
   NUMBER         DESCRIPTION
   -------        -----------

   10.17 Purchase Agreement by and among LaSalle Partners Incorporated and Lend Lease Corporation Limited, and the subsidiaries of Lend Lease Corporation Limited named herein dated August 31, 1998
(Incorporated by reference to Exhibit 2(a) to the Current Report of LaSalle, dated October 1, 1998).

   21.1           List of Subsidiaries

   23.1           Consent of KPMG LLP, independent auditors

   24.1 Power of Attorney (Set forth on page preceding signature page of this report.)

   27.1           Financial Data Schedule