Form 10-Q
period 1999-03-31
JONES LANG LASALLE INC
filed 1999-05-17
CIK 1037976

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                     OR

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________


                       Commission file number 1-13145



                       JONES LANG LASALLE INCORPORATED
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
               Class                           May 14, 1999
               -----                           --------------

     Common Stock ($0.01 par value)              30,562,182

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . .       3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . .      18

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk. . . . . . . . . . . . . . . . . . . . .      25


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . .      26

Item 4.     Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . .      27

Item 5.     Other Matters. . . . . . . . . . . . . . . . . . . .      27

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .      28

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                       JONES LANG LASALLE INCORPORATED
                         CONSOLIDATED BALANCE SHEETS

                    MARCH 31, 1999 AND DECEMBER 31, 1998
                     ($ in thousands, except share data)
                                 (UNAUDITED)


                                               MARCH 31,      DECEMBER 31,
                                                 1999            1998
                                              ----------      -----------
ASSETS
------
Current assets:
  Cash and cash equivalents. . . . . . . . .  $   39,987           16,941
  Trade receivables, net of allowances
    of $10,257 and $3,978 in 1999 and
    1998, respectively . . . . . . . . . . .     204,760          116,965
  Notes receivable and advances to
    real estate ventures . . . . . . . . . .      18,169           17,042
  Other receivables. . . . . . . . . . . . .       9,364            3,385
  Prepaid expenses . . . . . . . . . . . . .       7,194            2,185
  Other assets . . . . . . . . . . . . . . .       2,568            --
  Deferred and current tax benefit . . . . .      27,819            9,926
                                              ----------        ---------
          Total current assets . . . . . . .     309,861          166,444

Property and equipment, at cost,
  less accumulated depreciation of
  $39,649 and $35,859 in 1999
  and 1998, respectively . . . . . . . . . .      63,411           28,773

Intangibles resulting from
  business acquisitions, net of
  accumulated amortization of $17,860
  and $11,961 in 1999 and 1998,
  respectively . . . . . . . . . . . . . . .     390,304          229,437
Investments in real estate ventures. . . . .      49,908           52,976
Long-term receivables, net . . . . . . . . .      21,109           10,950
Deferred tax assets. . . . . . . . . . . . .       7,518              660
Prepaid pension asset. . . . . . . . . . . .      21,583            --
Other assets, net. . . . . . . . . . . . . .       3,194            1,681
                                              ----------       ----------
                                              $  866,888          490,921
                                              ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and
    accrued liabilities. . . . . . . . . . .  $  116,109           51,101
  Accrued compensation . . . . . . . . . . .      64,849           58,398
  Short-term borrowings. . . . . . . . . . .      19,951            --
  Other liabilities. . . . . . . . . . . . .      56,901            8,324
                                              ----------       ----------
          Total current liabilities. . . . .     257,810          117,823

Long-term liabilities:
  Credit facilities. . . . . . . . . . . . .     292,378          202,923
  Other. . . . . . . . . . . . . . . . . . .       4,343              603

Commitments and contingencies
                                              ----------       ----------
          Total liabilities. . . . . . . . .     554,531          321,349

                       JONES LANG LASALLE INCORPORATED
                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                    MARCH 31, 1999 AND DECEMBER 31, 1998
                     ($ in thousands, except share data)
                                 (UNAUDITED)


                                               MARCH 31,      DECEMBER 31,
                                                 1999            1998
                                              ----------      -----------
Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    30,560,307 shares issued and
    outstanding. . . . . . . . . . . . . . .         306              163
  Additional paid-in capital . . . . . . . .     472,365          123,543
  Deferred stock compensation. . . . . . . .    (150,379)           --
  Unallocated ESOT shares. . . . . . . . . .          (9)           --
  Retained earnings/(deficit). . . . . . . .     (10,623)          44,792
  Accumulated other comprehensive
    income . . . . . . . . . . . . . . . . .         697            1,074
                                              ----------       ----------
          Total stockholders' equity . . . .     312,357          169,572
                                              ----------       ----------
                                              $  866,888          490,921
                                              ==========       ==========









































        See accompanying notes to consolidated financial statements.

                       JONES LANG LASALLE INCORPORATED
        CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                     ($ in thousands, except share data)
                                 (UNAUDITED)


                                                   1999            1998
                                                ----------      ----------
Revenue:
  Fee-based services . . . . . . . . . . . . .  $  100,704          49,902
  Equity in earnings from unconsolidated
    ventures . . . . . . . . . . . . . . . . .         181             692
  Other income . . . . . . . . . . . . . . . .         536             471
                                                ----------        --------
        Total revenue. . . . . . . . . . . . .     101,421          51,065

Operating expenses:
  Compensation and benefits. . . . . . . . . .      75,439          37,353
  Operating, administrative and other. . . . .      31,317          16,445
  Depreciation and amortization. . . . . . . .       6,955           2,616
                                                ----------        --------
        Total operating expenses before merger
          related non-recurring charges. . . .     113,711          56,414
                                                ----------        --------
        Operating loss before merger
          related non-recurring charges. . . .     (12,290)         (5,349)

Merger related non-recurring charges:
  Stock compensation expense . . . . . . . . .      46,199           --
  Integration and transition expenses. . . . .       7,844           --
                                                ----------        --------
        Total merger related non-recurring
          charges. . . . . . . . . . . . . . .      54,043           --
                                                ----------        --------
        Total operating expenses . . . . . . .     167,754          56,414
                                                ----------        --------
        Operating loss . . . . . . . . . . . .     (66,333)         (5,349)

Interest expense . . . . . . . . . . . . . . .       2,642             244
                                                ----------        --------

        Loss before benefit for
          income taxes . . . . . . . . . . . .     (68,975)         (5,593)

Net benefit for income taxes . . . . . . . . .     (13,560)         (2,153)
                                                ----------        --------

        Net loss . . . . . . . . . . . . . . .  $  (55,415)         (3,440)
                                                ==========        ========

                       JONES LANG LASALLE INCORPORATED
  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                     ($ in thousands, except share data)
                                 (UNAUDITED)


                                                   1999            1998
                                                ----------      ----------
Other comprehensive income (loss),
 net of tax:
  Foreign currency translation
    adjustments. . . . . . . . . . . . . . . .  $     (433)            295
                                                ----------      ----------

Comprehensive loss . . . . . . . . . . . . . .  $  (55,848)         (3,145)
                                                ==========      ==========


Basic loss per common share. . . . . . . . . .  $    (3.09)           (.21)
                                                ==========      ==========

Weighted average shares outstanding. . . . . .  17,914,221      16,200,000
                                                ==========      ==========


Diluted loss per common share. . . . . . . . .  $    (3.09)           (.21)
                                                ==========      ==========

Diluted weighted average shares
  outstanding. . . . . . . . . . . . . . . . .  17,914,221      16,359,961
                                                ==========      ==========



































        See accompanying notes to consolidated financial statements.

                                           JONES LANG LASALLE INCORPORATED
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 PERIODS ENDED MARCH 31, 1999 AND DECEMBER 31, 1998
                                         ($ in thousands, except share data)
                                                     (UNAUDITED)

                                                                     Deferred                Effect of
                            Common Stock      Additional  Retained    Stock     Unallocated  Cumulative
                         -------------------    Paid-In   Earnings   Compen-       ESOT     Translation
                           Shares     Amount    Capital   (Deficit)  sation       Shares     Adjustment     Total
                         ----------   ------  ----------  --------- ---------- ------------ -----------   ---------
Balances at
  December 31,
  1997 . . . . . . . . . 16,200,000     162     121,778     24,327       --          --            630     146,897

   Net earnings. . . . .     --         --        --        20,465       --          --           --        20,465
   Shares issued
    under stock
    purchase plan. . . .     64,176       1       1,765       --         --          --           --         1,766
   Other . . . . . . . .     --         --        --          --         --          --            444         444
                         ----------   -----    --------     ------    --------     -------      ------    --------
Balances at
 December 31, 1998 . . . 16,264,176     163     123,543     44,792       --          --          1,074     169,572

   Net loss. . . . . . .     --         --        --       (55,415)      --          --           --       (55,415)
   Shares issued in
    connection with:
     Stock option
      plan . . . . . . .      4,417     --          107      --          --          --           --           107
     Stock compensa-
      tion program . . .     37,598     --        1,256      --          --          --           --         1,256
    Merger with JLW. . . 14,254,116     143     355,233      --       (160,253)         (9)       --       195,114
   Stock compensa-
     tion adjustments. .     --         --       (7,774)     --          6,383       --           --        (1,391)
   Amortization of
     deferred stock
     compensation. . . .     --         --        --         --          3,491       --          --          3,491

   Other . . . . . . . .     --         --        --         --          --          --           (377)       (377)
                         ----------   -----    --------    -------    --------     -------      ------    --------
Balances at
  March 31, 1999 . . . . 30,560,307   $ 306     472,365    (10,623)   (150,379)         (9)        697     312,357
                         ==========   =====    ========    =======    ========     =======      ======    ========

                            See accompanying notes to consolidated financial statements.

                       JONES LANG LASALLE INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                  ($ in thousands, unless otherwise noted)
                                 (UNAUDITED)

                                                         1999        1998
                                                       --------    --------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . .     $(55,415)     (3,440)
  Reconciliation of net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization. . . . . . . . .        6,955       2,616
    Equity in earnings from unconsolidated
      ventures . . . . . . . . . . . . . . . . . .         (181)       (692)
    Provision for loss on receivables and
      other assets . . . . . . . . . . . . . . . .        2,524       1,043
    Stock compensation expense . . . . . . . . . .       46,199       --
  Changes in:
    Receivables. . . . . . . . . . . . . . . . . .       31,729         515
    Prepaid expenses and other assets. . . . . . .       (4,894)        517
    Deferred and current tax benefit . . . . . . .      (20,180)        185
    Accounts payable, accrued liabilities and
      compensation and other liabilities . . . . .      (97,057)    (29,518)
                                                       --------    --------
        Net cash used in operating activities. . .      (90,320)    (28,774)

Cash flows provided by (used in) investing
 activities:
  Net capital additions - property and
    equipment. . . . . . . . . . . . . . . . . . .       (5,888)     (2,863)
  Cash balances assumed in Jones Lang Wootton
    merger, net of cash paid (Note 4). . . . . . .       26,039       --
  Acquisition of Compass Birmann Asset
    Management Services, net of cash acquired. . .       (1,380)      --
  Acquisition of Satulah Group, net of
    cash acquired. . . . . . . . . . . . . . . . .        --         (5,465)
  Investments in real estate ventures:
    Capital contributions and advances to
      real estate ventures . . . . . . . . . . . .         (366)    (11,549)
    Distributions, repayments of advances
      and sale of investments. . . . . . . . . . .        3,525         878
                                                       --------    --------
        Net cash provided by (used in)
          investing activities . . . . . . . . . .       21,930     (18,999)

Cash flows provided by (used in) financing
 activities:
  Net borrowings under long-term credit
    facilities . . . . . . . . . . . . . . . . . .       91,397      30,519
  Common stock issued under stock option plan. . .          107       --
                                                       --------    --------
        Net cash provided by financing activities.       91,504      30,519

Effects of foreign currency translation on
  cash balances. . . . . . . . . . . . . . . . . .          (68)         68
                                                       --------    --------
        Net increase (decrease) in
          cash and cash equivalents. . . . . . . .       23,046     (17,186)

Cash and cash equivalents, beginning of period . .       16,941      30,660
                                                       --------    --------
Cash and cash equivalents, end of period . . . . .     $ 39,987      13,474
                                                       ========    ========

                       JONES LANG LASALLE INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                  ($ in thousands, unless otherwise noted)
                                 (UNAUDITED)



Supplemental disclosure of cash flow information:

     Interest paid was $2.6 million and $.2 million for the periods ended March 31, 1999 and 1998, respectively.

     Taxes paid were $10.0 million and $1.5 million for the periods ended March 31, 1999 and 1998, respectively.




















































        See accompanying notes to consolidated financial statements.

                       JONES LANG LASALLE INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999 AND 1998
                ($ in millions, except where otherwise noted)
                                 (UNAUDITED)


     Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 1998, which are included in our 1998 Form 10-K, filed with the Securities and Exchange Commission, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  ORGANIZATION

     Jones Lang LaSalle Incorporated ("Jones Lang LaSalle"), formerly LaSalle Partners Incorporated [successor to LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (collectively, the "Predecessor Partnerships")], was incorporated in Maryland on April 15, 1997 (collectively referred to as the "Company"). On July 22, 1997, the Company completed an initial public offering (the "Offering") of 4.0 million shares of Jones Lang LaSalle common stock, $.01 par value per share (the "Common Stock"). In addition, all of the partnership interests held in the Predecessor Partnerships were contributed to the Company, pursuant to agreements among the general and limited partners, in exchange for an aggregate of 12.2 million shares of common stock. The contribution occurred immediately prior to the closing of the Offering. The 4.0 million shares were offered at $23 per share, aggregating $82.8 million, net of offering costs, of which $63.5 million was used to retire long-term debt and related interest.

     The Predecessor Partnerships were subject to a reorganization as part of the Company's incorporation. Due to the existence of a paired share arrangement between the Predecessor Partnerships and between the former general partners of the Predecessor Partnerships, as well as the existence of identical ownership before and after the incorporation of the Predecessor Partnerships, such transactions were accounted for in a manner similar to the accounting used for a pooling of interests. Thus, the Company's financial statements include the financial positions and results of operations of the Predecessor Partnerships at their historical basis.

     On March 11, 1999, LaSalle Partners Incorporated and Jones Lang Wootton ("JLW") completed the merger of their operations. In connection with the merger, LaSalle Partners changed its name to Jones Lang LaSalle Incorporated.

(2)  INTERIM INFORMATION

     The consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be obtained for the full fiscal year.

     Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

(3)  STOCK-BASED COMPENSATION

     Jones Lang LaSalle grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Jones Lang LaSalle follows the requirements of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation, and, accordingly, recognizes no compensation expense for stock option grants, but provides the annual pro forma disclosures required by the Statement of Financial accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

     In connection with the merger with JLW, Jones Lang LaSalle issued shares to former employees of JLW which are subject to vesting provisions or are contingently returnable. Shares issued that are contingently returnable are accounted for as a variable stock award plan. The remaining shares issued are accounted for as a fixed stock award plan. Compensation expense associated with shares subject to vesting is recognized over the vesting period.

(4)  JONES LANG WOOTTON MERGER

     In accordance with the purchase and sale agreements, Jones Lang LaSalle issued 14.3 million shares of its common stock, which is subject to a post-closing net worth adjustment, plus $6.2 million in cash (collectively, the "Consideration") in connection with the acquisition of the property and asset management, advisory and other real estate businesses operated by a series of JLW partnerships and corporations in Europe, Asia, Australia, North America and New Zealand. Approximately 12.5 million of the shares were issued to former JLW equity owners (having both direct and indirect ownership) and 1.8 million of the shares were placed in an employee ownership trust ("ESOT") to be distributed by December 31, 2000 to selected employees of the former JLW entities. Issuance of the shares was not registered under the U.S. securities laws, and the shares are generally subject to a contractual one-year restriction on sale.

     The transaction, which was principally structured as a share exchange, has been treated as a purchase and is being accounted for using both APB Opinion No. 16, "Business Combinations" and APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, JLW's operating results will be included in Jones Lang LaSalle's results as of March 1, 1999, the effective date of the merger for accounting purposes.

     Assuming that the closing net worth requirements are met, 7.6 million shares, or 53% of the shares issued, are subject to accounting under APB Opinion No. 16. The value of those shares totaled $149.5 million for accounting purposes based on the five-day average closing stock price surrounding the date the financial terms of the merger with JLW were substantially complete, discounted at a rate of 20% for transferability restrictions. The value of the shares, in addition to a cash payment of $5.7 million and capitalizable transaction costs of approximately $12.5 million were allocated to the identifiable assets and liabilities acquired, based on management's estimate of fair value, totaling $238.3 million and $220.4 million, respectively. Included in the assets acquired is $26.0 million in cash, of which $6.5 million represents cash held on behalf of clients and $11.2 million represents cash held pursuant to regulatory requirements. Included in the liabilities assumed is $34.0 million due to former equity owners of JLW primarily representing prior year profit distributions. The excess purchase price of $155.4 million was allocated to goodwill which is being amortized on a straight-line basis over 40 years based on management's estimate of useful lives.

     The remaining 6.7 million shares, or 47% of the shares issued, and $.4 million in cash paid are subject to accounting under APB Opinion No.
25. Accordingly, shares issued are being accounted for as compensation expense or deferred compensation expense to the extent they are subject to forfeiture or vesting provisions. Included in the 6.7 million shares are
1.6 million shares that are subject to variable stock award plan accounting. The remaining 5.1 million shares and the $.4 million in cash paid are subject to fixed stock award plan accounting. Compensation expense incurred for the three months ended March 31, 1999 totaled $46.2 million, inclusive of the compensation expense recognized at closing and the amortization of deferred compensation for the period.

(5)  EARNINGS PER SHARE

     The basic and diluted losses per common share were calculated based on basic weighted average shares outstanding of 17.9 million for the three months ended March 31, 1999. Consideration shares issued as a result of the merger with JLW, to the extent included, have been weighted as of March 11, 1999. As a result of the operating loss incurred for the period, diluted weighted average shares outstanding for the three months ended March 31, 1999 do not give effect to common stock equivalents, consisting principally of consideration shares issued in connection with the JLW merger that are subject to vesting provisions or are contingently returnable, as to do so would create an anti-dilutive effect. Basic and diluted losses per common share for the three months ended March 31, 1998 were based on weighted average shares outstanding of 16.2 million and 16.4 million, respectively. The 1998 diluted weighted average shares outstanding reflect an increase of .2 million shares primarily representing the dilutive effect of outstanding stock options whose exercise price was less than the average market price of the Company's stock for the period and, to a lesser extent, the dilutive effect of shares to be issued under the Company's employee stock benefit plans.

(6)  BUSINESS SEGMENTS

     As a result of the merger with JLW, Jones Lang LaSalle is managing its business along a combination of functional and geographic lines. Accordingly, operations have been classified into six business segments, two global functional businesses: (i) Investment Management and (ii) Hotel Services; and four geographic regions consisting of the: (iii) Americas;
(iv) Europe; (v) Asia; and (vi) Australasia. The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals. The Hotels Services segment provides strategic advisory, sales, acquisition and asset management services. The geographic regions of the Americas, Europe, Asia and Australasia each provide Owner and Occupier Services which consist primarily of tenant representation and agency leasing, investment disposition and acquisition, and valuation services (collectively, "implementation services") and property, facility, development and project management services (collectively, "management fees"). Results for 1998 have been realigned based upon the current business segments.

     Total revenue by industry segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. The Company allocates all expenses, other than interest and income taxes, as substantially all expenses incurred benefit one or more of the segments. Merger related non-recurring charges are not allocated to the segments.

     Summarized unaudited financial information by business segment for the three month periods ended March 31, 1999 and 1998 is as follows ($ in thousands):

                                                         SEGMENT
                                                     OPERATING RESULTS
                                                --------------------------
                                                   1999            1998
                                                ----------      ----------

OWNER AND OCCUPIER SERVICES -

 AMERICAS
  Revenue:
    Implementation services. . . . . . . . . .  $   15,434          10,801
    Management fees. . . . . . . . . . . . . .      26,610          15,666
    Equity earnings. . . . . . . . . . . . . .        (180)             (5)
    Other services . . . . . . . . . . . . . .       2,247           1,290
    Intersegment revenue . . . . . . . . . . .          62              71
                                                ----------      ----------
                                                    44,173          27,823
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . .      57,086          38,037
    Depreciation and amortization. . . . . . .       5,043             994
                                                ----------      ----------
          Operating loss . . . . . . . . . . .  $  (17,956)        (11,208)
                                                ==========      ==========

 EUROPE
  Revenue:
    Implementation services. . . . . . . . . .  $   18,434           --
    Management fees. . . . . . . . . . . . . .       6,331               3
    Equity earnings. . . . . . . . . . . . . .         (21)          --
    Other services . . . . . . . . . . . . . .       3,039           --
                                                ----------      ----------
                                                    27,783               3
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . .      21,189             285
    Depreciation and amortization. . . . . . .         615           --
                                                ----------      ----------
          Operating income (loss). . . . . . .  $    5,979            (282)
                                                ==========      ==========

 AUSTRALASIA
  Revenue:
    Implementation services. . . . . . . . . .  $    3,232           --
    Management fees. . . . . . . . . . . . . .       1,575           --
    Equity earnings. . . . . . . . . . . . . .         (24)          --
    Other services . . . . . . . . . . . . . .         463           --
                                                ----------      ----------
                                                     5,246           --
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . .       6,370           --
    Depreciation and amortization. . . . . . .         198           --
                                                ----------      ----------
          Operating loss . . . . . . . . . . .  $   (1,322)          --
                                                ==========      ==========

                                                         SEGMENT
                                                     OPERATING RESULTS
                                                --------------------------
                                                   1999            1998
                                                ----------      ----------
 ASIA
  Revenue:
    Implementation services. . . . . . . . . .  $    2,300              45
    Management fees. . . . . . . . . . . . . .       1,893           --
    Other services . . . . . . . . . . . . . .         288               1
                                                ----------      ----------
                                                     4,481              46
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . .       5,001             381
    Depreciation and amortization. . . . . . .         208               2
                                                ----------      ----------
          Operating loss . . . . . . . . . . .  $     (728)           (337)
                                                ==========      ==========
 HOTEL SERVICES -
  Revenue:
    Implementation services. . . . . . . . . .  $      854           --
                                                ----------      ----------
                                                       854           --
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . .         920           --
    Depreciation and amortization. . . . . . .          11           --
                                                ----------      ----------
          Operating loss . . . . . . . . . . .  $      (77)          --
                                                ==========      ==========
 INVESTMENT MANAGEMENT -
  Revenue:
    Implementation services. . . . . . . . . .  $    1,606             952
    Advisory fees. . . . . . . . . . . . . . .      16,614          21,416
    Equity earnings. . . . . . . . . . . . . .         406             697
    Other services . . . . . . . . . . . . . .         320             199
    Intersegment revenue . . . . . . . . . . .          35           --
                                                ----------      ----------
                                                    18,981          23,264
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . .      16,286          16,022
    Depreciation and amortization. . . . . . .         881             764
                                                ----------      ----------
          Operating income . . . . . . . . . .  $    1,814           6,478
                                                ==========      ==========


Total segment revenue. . . . . . . . . . . . .  $  101,518          51,136
Intersegment revenue eliminations. . . . . . .         (97)            (71)
                                                ----------      ----------
          Total revenue. . . . . . . . . . . .  $  101,421          51,065
                                                ==========      ==========


Total segment operating expenses . . . . . . .  $  113,808          56,485
Intersegment operating expense
  eliminations . . . . . . . . . . . . . . . .         (97)            (71)
                                                ----------      ----------
          Total operating expenses
            before merger related
            non-recurring charges. . . . . . .  $  113,711          56,414
                                                ==========      ==========
          Operating loss before
            merger related
            non-recurring charges. . . . . . .  $  (12,290)         (5,349)
                                                ==========      ==========

(7)  PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

     The following Pro Forma results for the three months ended March 31, 1999 give effect to the merger with JLW as if it occurred on January 1, 1999. Jones Lang LaSalle Actual results reflect the results of operations of the LaSalle Partners' businesses for the two months ended February 28, 1999 and the operations of the merged Jones Lang LaSalle businesses for the month ended March 31, 1999. JLW Results reflect operating results for each of the JLW companies for the two months ended February 28, 1999, as adjusted for market compensation, taxes and other costs associated with the integration of the companies. Acquisition Adjustments represent the impact of the additional amortization of goodwill resulting from the merger, and income taxes as if Jones Lang LaSalle was taxable for the period at an effective tax rate of 38%. Merger-Related Adjustments reflect the additional non-cash compensation expense associated with certain shares issued in connection with the JLW merger and the related income tax effect as if the merger had occurred on January 1, 1999. Pro Forma weighted average shares outstanding include shares issued in connection with the merger with JLW, excluding those shares which are contingently returnable or subject to vesting provisions, as though they were issued on January 1, 1999.

     The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The pro forma consolidated financial statements are not necessarily indicative of what the actual results of operations would have been for the period ended
March 31, 1999 had the JLW merger been completed as of the dates indicated nor does it purport to represent the future financial position or results of operations of Jones Lang LaSalle.



                                  Jones Lang                                              Merger-
                                   LaSalle         JLW       Acquisition   Adjusted       Related
                                    Actual        Results    Adjustments   Pro Forma    Adjustments    Pro Forma
                                 ----------    ----------    -----------  ----------    -----------   ----------
Revenue:
  Fee-based services . . . . .   $  100,704        58,039         --         158,743         --          158,743
  Equity in earnings from uncon-
    solidated ventures . . . .          181         --            --             181         --              181
  Other income . . . . . . . .          536           421         --             957         --              957
                                 ----------    ----------    ----------   ----------    ----------    ----------
        Total revenue. . . . .      101,421        58,460         --         159,881         --          159,881

Operating expenses:
  Compensation and benefits. .       75,439        43,610         --         119,049         --          119,049
  Operating, administrative
    and other. . . . . . . . .       31,317        18,360         --          49,677         --           49,677
  Depreciation and
    amortization . . . . . . .        6,955         2,197           850       10,002         --           10,002
                                 ----------    ----------    ----------   ----------    ----------    ----------
        Total operating
          expenses before
          merger related non-
          recurring charges. .      113,711        64,167           850      178,728         --          178,728
                                 ----------    ----------    ----------   ----------    ----------    ----------
        Operating loss before
          merger related non-
          recurring charges. .      (12,290)       (5,707)         (850)     (18,847)        --          (18,847)

  Merger related non-recurring charges:
    Compensation expense
      associated with shares
      issued . . . . . . . . .       46,199         --            --          46,199         8,663        54,862
    Integration and transition
      expenses . . . . . . . .        7,844        12,325         --          20,169         --           20,169
                                 ----------    ----------    ----------   ----------    ----------    ----------
        Total merger related
          non-recurring
          charges. . . . . . .       54,043        12,325         --          66,368         8,663        75,031
                                 ----------    ----------    ----------   ----------    ----------    ----------
        Total operating
          expenses . . . . . .      167,754        76,492           850      245,096         8,663       253,759
                                 ----------    ----------    ----------   ----------    ----------    ----------
        Operating loss . . . .      (66,333)      (18,032)         (850)     (85,215)       (8,663)      (93,878)

  Interest expense, net. . . .        2,642           (93)        --           2,549         --            2,549
                                 ----------    ----------    ----------   ----------    ----------    ----------




                                  Jones Lang                                              Merger-
                                   LaSalle         JLW       Acquisition   Adjusted       Related
                                    Actual        Results    Adjustments   Pro Forma    Adjustments    Pro Forma
                                 ----------    ----------    -----------  ----------    -----------   ----------
        Loss before benefit
          for income taxes . .      (68,975)      (17,939)         (850)     (87,764)       (8,663)      (96,427)

  Net provision (benefit)
    for income taxes . . . . .      (13,560)       (2,133)         (323)     (16,016)          328       (15,688)
                                 ----------    ----------    ----------   ----------    ----------    ----------
        Net loss . . . . . . .   $  (55,415)      (15,806)         (527)     (71,748)       (8,991)      (80,739)
                                 ==========    ==========    ==========   ==========    ==========    ==========


  Basic loss per common share.   $    (3.09)                                                          $    (3.47)
                                 ==========                                                           ==========
  Weighted average shares
    outstanding. . . . . . . .   17,914,221                                                           23,269,711
                                 ==========                                                           ==========

  Diluted loss per common
    share. . . . . . . . . . .   $    (3.09)                                                           $   (3.47)
                                 ==========                                                           ==========
  Diluted weighted average
    shares outstanding . . . .   17,914,221                                                           23,269,711
                                 ==========                                                           ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Jones Lang LaSalle Incorporated (formerly LaSalle Partners Incorporated) is a leading full-service real estate services firm that provides investment management, hotel acquisition, disposition, strategic advisory and valuation, property management, facility management, development management, project management, tenant and agency leasing, investment disposition and acquisition and financing and capital placement services on a local, regional and global basis. With over 6,000 employees in 96 major markets spanning 34 countries and five continents, Jones Lang LaSalle is able to satisfy local service needs on a regional and international basis. The ability to provide this network of services around the globe was solidified effective March 11, 1999 with the merger of LaSalle Partners Incorporated with the Jones Lang Wootton ("JLW") companies.

     In accordance with the purchase and sale agreements, Jones Lang LaSalle issued 14.3 million shares of common stock, which is subject to a post closing net worth adjustment, in addition to $6.2 million in cash (collectively, the "Consideration"). Included in the 14.3 million shares are 1.2 million shares subject to the closing net worth adjustment. Management anticipates that these calculations will be completed in the second quarter of 1999 with the resulting impact on shares issued resolved shortly thereafter. Approximately 12.5 million of those shares were issued to former JLW equity owners and 1.8 million shares were placed in an employee ownership trust ("ESOT") to be distributed by December 31, 2000 to selected employees of the former JLW entities. Included in the total ESOT shares are .9 million that were allocated on March 11, 1999, with the remaining shares of .3 million and .6 million to be allocated on December 31, 1999 and 2000, respectively. Issuance of the shares was not registered under the U.S. securities laws, and the shares are generally subject to a contractual one-year restriction on sale.

     The merger, which was principally structured as a share exchange, has been treated as an acquisition and is being accounted for using both APB Opinion No. 16, "Business Combinations" and APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with the purchase and sale agreements, the merger is effective for accounting purposes as of March 1, 1999. Accordingly, the results of operations for the former JLW entities have been included in the first quarter results of Jones Lang LaSalle from that date.

     As a general matter, the accounting treatment of the Consideration is dependent on whether the recipient (i) had a legal ownership interest in the JLW entities prior to the integration of those entities ("Current JLW Owners"); (ii) obtained their legal ownership interest in the JLW entities as part of the JLW integration ("New JLW Owners"); or, (iii) will receive their shares from the ESOT. The accounting treatment is further dependent on whether the shares issued are non-restricted ("Non-restricted Shares"), issued from the ESOT ("ESOT Shares"), or are subject to (i) forfeiture provisions ("Forfeiture Shares); (ii) indemnification provisions ("Indemnification Shares"); or, (iii) closing net worth requirements ("Adjustment Shares").

     All Consideration paid to Current JLW Owners, excluding Forfeiture Shares, has been accounted for using the purchase method of accounting under APB Opinion No. 16. Such Consideration, assuming the net worth requirements are met, consists of 7.6 million shares and $5.7 million in cash. The shares were valued based on the average price of Jones Lang LaSalle (formerly LaSalle Partners Incorporated) common stock of $24.66 per share for the five day period that includes the two trading days immediately preceding, the trading day of, and the two trading days immediately following the date of substantial completion of negotiations regarding the principal financial terms of the merger (October 9, 1998) discounted at a rate of 20%, to account for transferability restrictions applicable to such shares. The total value attributed to the issuance of shares, $149.5 million, in addition to the cash payment and capitalizable transaction costs of approximately $12.5 million have been allocated to the identifiable assets and liabilities acquired with the excess value being allocated to goodwill which is being amortized over its estimated useful life of 40 years.

     Accounting under APB Opinion No. 25 is being applied to the remaining
6.7 million shares which represents all shares issued to New JLW Owners, shares allocated from the ESOT and Forfeiture Shares issued to Current JLW Owners. Shares issued or allocated from the ESOT at March 11, 1999 were valued at $35.375, the market price of Jones Lang LaSalle common stock on March 10, 1999. Shares to be allocated from the ESOT on December 31, 1999 and 2000, totaling .9 million, will be valued based on the prevailing market price of the common stock on those dates.

     Of the 5.8 million shares issued or allocated from the ESOT on March 11, 1999, 1.4 million shares, which are deemed to be contingently returnable, are being accounted for as a variable stock award plan. Such shares include Forfeiture Shares issued to the JLW Asia Shareholders (which are subject to indemnification provisions) in addition to Adjustment and Indemnification Shares issued to New JLW Owners and allocated from the ESOT at March 11, 1999. 1.2 million shares subject to forfeiture or vesting provisions have been accounted for as deferred compensation with compensation expense to be recognized over the forfeiture or vesting period. The value of the remaining .2 million shares was accounted for as compensation expense on March 11, 1999. Under a variable stock award plan, the amount of compensation expense and value of deferred compensation will be adjusted at the end of each quarter based on the change in stock price from the previous quarter until the final number of shares to be issued is known.

     The remaining 4.4 million shares issued or allocated from the ESOT on March 11, 1999 subject to accounting under APB Opinion No. 25 are being accounted for as a fixed stock award plan. Such shares include Forfeiture Shares issued to Current JLW Owners (excluding Forfeiture Shares issued to JLW Asia Shareholders which are subject to indemnification provisions) and New JLW Owners in addition to shares allocated from the ESOT on March 11, 1999 which are not subject to indemnity and adjustment provisions. 3.4 million of those shares are subject to forfeiture or vesting provisions and have been accounted for as deferred compensation with compensation expense to be recognized over the forfeiture or vesting period. The value of the remaining 1.0 million shares, in addition to a cash payment of $.4 million, were accounted for as compensation expense on March 11, 1999.

     Compensation expense incurred for the three months ended March 31, 1999 related to the issuance of shares and the amortization of deferred compensation totaled $46.2 million, net of the quarterly adjustment for the change in stock price from March 11, 1999 to March 31, 1999. Deferred compensation at March 31, 1999 totaled $150.4 million, including the effect of the quarterly adjustment for the change in stock price, which will be amortized into compensation expense through December 31, 2000. Such compensation expense, in addition to compensation expense anticipated to be incurred at December 31, 1999 and 2000 associated with the final allocations of ESOT shares, is expected to result in significant non-cash net losses for Jones Lang LaSalle for those periods.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     Operating results for the three months ended March 31, 1999 include the results of the acquired Compass businesses (the acquisition was completed in October 1998) and the results of the JLW entities effective March 1, 1999. Total revenue, after elimination of intersegment revenue, increased $50.4 million to $101.4 million for the three months ended
March 31, 1999 from $51.1 million in the prior year period, primarily as a result of these two transactions. Total operating expenses, after elimination of intersegment expenses and excluding the effect of merger related non-recurring charges, increased $57.3 million to $113.7 million for the three months ended March 31, 1999 from $56.4 million in the prior year period, also substantially a result of these transactions, and, to a lesser extent, to increased personnel and related personnel and facility costs in the Americas Region as a result of the continued strength in the United States real estate environment.

     Merger related non-recurring charges totaled $54.0 million for the three months ended March 31, 1999. $46.2 million of these charges represent non-cash compensation expense recorded as a result of shares issued to certain former employees of JLW in connection with the merger. $7.8 million of these charges represent non-recurring transition and integration costs of which approximately 50% are attributable to the integration of the acquired Compass businesses. The remaining transition expense relates to the merger with JLW, and represents non-capitalizable expenses such as rebranding, office consolidations, and information technology initiatives.

SEGMENT OPERATING RESULTS

     INVESTMENT MANAGEMENT. Investment Management revenue decreased $4.3 million to $19.0 million for the three months ended March 31, 1999 from $23.3 million for the prior year period. This decrease is primarily attributable to performance fees generated in the first quarter of 1998 on the disposition of certain assets under management, partially offset by increased advisory and acquisition fees earned as a result of the merger with JLW. Operating expenses increased $.4 million to $17.2 million for the three months ended March 31, 1999 from $16.8 million in the prior year period primarily as a result of the merger with JLW, partially offset by decreased incentive compensation levels in the first quarter of 1999 consistent with the lower operating income.

     HOTEL SERVICES. Hotel Services, a new reportable segment as a result of the recent merger, had total revenue of $.9 million. Services provided represented a combination of valuation, disposition and acquisition services. Operating expenses for the segment totaled $.9 million for the three months ended March 31, 1999.

     AMERICAS REGION. Revenue for the Americas Region increased $16.4 million to $44.2 million for the three months ended March 31, 1999 from $27.8 million in the prior year period. The increase is primarily attributable to the acquisition of Compass and the resulting increase in leasing, property management and facility management fees, and, to a lesser extent, to performance fees generated on the disposition of certain assets by the Investment Banking Unit, an increased number of strategic alliance clients for the Project Management unit and the merger with JLW. Operating expenses for the segment increased to $23.1 million to $62.1 million for the three months ended March 31, 1999 from $39.0 million in the prior year period. The increase is primarily a result of the acquisition of Compass and the merger with JLW, and, to a lesser extent, to increased staffing levels and related facility costs associated with the continued strength of the United States economy and resulting deal flow.

     EUROPE REGION. Revenue for the Europe Region, which is substantially a new reportable segment as a result of the merger and the acquisition of Compass, totaled $27.8 million for the three months ended March 31, 1999. The revenue generated by the Region primarily reflects robust activity within the United Kingdom primarily in the form of tenant and agency leasing activities and investment sales and acquisition transactions, and to a lesser extent to property and facility management activities. Operating expenses for the region totaled $21.8 million for the three months ended March 31, 1999.

     ASIA REGION. Revenue for the Asia Region, also substantially a new reportable segment as a result of the merger, totaled $4.5 million for the three months ended March 31, 1999, primarily reflecting strong activity within Hong Kong representing management fees, agency leasing activity and valuation services. Operating expenses totaled $5.2 million for the three months ended March 31, 1999.

     AUSTRALASIA REGION. Revenue for the Australasia Region, a new reportable segment as a result of the merger and the acquisition of Compass, totaled $5.2 million for the three months ended March 31, 1999. Operating expenses totaled $6.6 million for the three months ended
March 31, 1999.

OPERATING LOSS

     The operating loss, excluding the effect of merger related non-recurring charges increased $6.9 million to a loss of $12.3 million for the three months ended March 31, 1999 from a loss of $5.3 million for the prior year period. Operating expenses, excluding merger related non-recurring charges, remained relatively constant as a percentage of revenue at 112% for the three months ended March 31, 1999 compared to 110% for the prior year period.

     Including the effect of the merger related non-recurring charges, the operating loss increased $61.0 million to a loss of $66.3 million for the three months ended March 31, 1999 from a loss of $5.3 million in the prior year period.

INTEREST EXPENSE

     Interest expense increased $2.4 million to $2.6 million for the three months ended March 31, 1999 from $.2 million in the prior year period, primarily as a result of the acquisition of Compass and the related borrowings on the acquisition facility.

BENEFIT FOR INCOME TAXES

     The benefit for income taxes increased $11.4 million to $13.6 million for the three months ended March 31, 1999 from $2.2 million in the prior year period as a result of the increased net loss, exclusive of the compensation expense associated with the issuance of shares to former JLW employees in connection with the merger, at an effective tax rate of 38%. In addition, a benefit has been recognized on a portion of the stock compensation expense, which is largely non-deductible for tax purposes, based on the rates prevailing in the applicable country.

NET LOSS

     The net loss increased $52.0 million to $55.4 million for the three months ended March 31, 1999 from a loss of $3.4 million in the prior year period. Exclusive of the merger related non-recurring charges and the associated tax benefit, the net loss for the three months ended March 31, 1999 represented 9% of operating revenue compared to 7% in the prior year period. The increase is primarily attributed to the increase in interest expense associated with the acquisition of Compass and related borrowings on the acquisition facility.

LIQUIDITY AND CAPITAL RESOURCES

     Jones Lang LaSalle meets its cash requirements primarily from operating activities. No one client accounts for more than 10% of total revenue. During the three months ended March 31, 1999, cash flows used in operating activities totaled $90.3 million, an increase of $61.5 million over the prior year period. The increased use is primarily a result of higher bonus accruals at December 31, 1998 as compared to December 31, 1997, which are paid in the first quarter of the following year, resulting from stronger operating results. Additionally, increased operating expenses resulting from the acquisition of Compass and the merger with JLW, and the related payment of integration and transition expenses further impacted the operating cash use.

     Jones Lang LaSalle will continue to pursue co-investment opportunities with investment management clients, for which the holding period typically ranges from three to seven years. Management anticipates that co-investment activity within the Americas and Europe regions will increase with potential expansion into Asia and Australasia, as appropriate opportunities arise. This strategy should serve to grow the assets under management, generate returns on investment and create potential opportunities to provide other services. Such co-investments are represented by non-controlling general partner and limited partner interests. In addition to a share of investment returns, we typically earn investment management fees, and in some cases, property management and leasing fees on these investments. The equity earnings from these co-investments have had a relatively small impact on our current earnings and cash flow. However, our increased participation could increase fluctuations in our net earnings and cash flow as a result of the timing and magnitude of the gains or losses and potential incentive participation fees, if any, to be recognized upon the disposition of these assets. In certain of these investments, we will not have complete discretion to control the timing of the disposition of such investments. As of March 31, 1999, we had a total investment of $49.7 million in 31 separate property or fund co-investments with additional capital commitments of $15.8 million for future fundings of co-investments.

     Net cash provided by investing activities was $21.9 million for the three months ended March 31, 1999 compared with net cash used in investing activities of $18.9 million for the prior year period. The increased cash provided of $40.8 million is primarily attributable to the net cash balances assumed in the merger with JLW of $26.0 million, of which $6.5 million represents cash held on behalf of clients and $11.2 million represents cash held pursuant to regulatory requirements. The 1999 increase, as compared to the prior year period, is further impacted by the higher level of co-investment during 1998 in addition to the acquisition of the project management business of the Satulah Group Inc. in January 1998 for $5.5 million in cash. Finally, we experienced increased net capital expenditures of $3.0 million primarily as a result of the continued customization and implementation of a new property accounting and information system and expansion of corporate offices as a result of the recent merger and acquisition, in addition to the recurring replacement of personal computers. We anticipate that future capital expenditures will increase as a result of the needs of our expanded global organization as well as due to the integration of our operations, including improvements for our global accounting and communication systems.

     Historically, we have financed our operations, acquisitions and co-investments with internally generated funds, ownership equity and borrowings under revolving credit facilities. In addition to our existing five year unsecured revolving credit facility of $150 million and our $175 million credit facility which was used exclusively to finance the acquisition of Compass, we obtained a short-term facility of $45.0 million in May 1999 which bears variable rates of interest based on market rates and matures on July 31, 1999. We are also in the process of increasing our revolving credit facility through our existing lenders or new lenders. There can be no assurance as to the terms and conditions of such increased facility. The revolving credit facility and short-term credit facility are available for working capital, co-investment, and acquisitions. The facilities are guaranteed by certain of our subsidiaries. We must maintain a certain level of consolidated net worth and ratio of funded debt to EBITDA, and must meet a minimum fixed charge coverage ratio. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facilities and disposing of a significant portion of our assets, and are subject to lender approval on certain levels of co-investment. The facilities bear variable rates of interest based on market rates. We had outstanding borrowings of $292.4 million as of March 31, 1999 on our long-term credit facilities. Our effective interest rate on our long-term revolving credit facilities was 5.8% and 6.4% for the three months ended March 31, 1999 and 1998, respectively.

     Jones Lang LaSalle has additional access to capital via various overdraft facilities and short-term credit facilities in Europe, Asia and Australia. The amount available under these facilities totals $38.4 million, of which $20.0 million was outstanding at March 31, 1999. Borrowings on these facilities are limited to $25.0 million under the terms of the revolving credit facility.

     Net cash provided by financing activities was $91.5 million for the three months ended March 31, 1999 compared with $30.5 million in the prior year period. The increase in cash flows is primarily a result of increased borrowings on our long-term credit facilities as a result of increased bonus compensation paid in 1999 related to higher 1998 operating profits, the $6.2 million cash payment at closing related to the merger with JLW and payments of integration and transition expenses as previously discussed.
To a lesser extent, the increase in cash flows are due to increased borrowings on our revolving credit facility to fund the Compass Birmann Asset Management Services Group acquisition and capital expenditures as previously discussed. Management believes, based on current operating plans, that cash generated from operations, available borrowings, and ownership equity will be sufficient to meet our capital and liquidity requirements for the foreseeable future.

SEASONALITY

     Historically, our revenue, operating profits and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. This seasonality is due to a calendar year-end focus on the completion of transactions, which is consistent with the real estate industry generally. In contrast, our Investment Management segment earns performance fees on client's returns on their real estate investments. Such performance fees are generally earned when the asset is disposed of, the timing of which we do not have complete discretion over. Our non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. Therefore, we typically sustain a loss in the first quarter of each calendar year, typically report a small profit or loss in the second and third quarters and record a substantial majority of our earnings in the fourth calendar quarter, barring the recognition of investment generated performance fees.

INFLATION

     Jones Lang LaSalle's operations are directly affected by various national and local economic conditions, including interest rates, the availability of credit to finance real estate transactions and the impact of tax laws. To date, we do not believe that general inflation has had a material impact on operations, as revenue, commissions, and other variable costs related to revenue are primarily impacted by real estate supply and demand rather than general inflation.

OTHER MATTERS

     ACCOUNTING MATTERS

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" becomes effective for all fiscal quarters for fiscal years beginning after June 15, 1999 and is not expected to have a material impact on our financial statements.

     YEAR 2000 ISSUES

     The "Year 2000 Issue" is the result of computer programs and systems having been designed and developed to use two digits, rather than four, to define the applicable year. As a result, these computer programs and systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, pay invoices or engage in similar normal business activities. Jones Lang LaSalle has defined five key phases in addressing the Year 2000 Issue: awareness, assessment, renovation, validation and implementation.

     Under the guidance of a Year 2000 program team, whose strategy is supported by senior management, we have in place a firmwide awareness phase and will continue this phase through December 31, 1999 to maintain a heightened sense of awareness to the Year 2000 Issue. As part of the assessment phase, we have reviewed the year 2000 readiness of our information technology systems through the creation of critical applications, systems software and hardware inventories. These inventories included detailed information relating to the potential impact of the Year 2000 issue to Jones Lang LaSalle. The global assessment phase was completed in early 1999.

     Renovation and validation efforts have commenced throughout the Year 2000 program. We conduct our business primarily with commercial software purchased from third-party vendors versus in house developed software.
Over the last two years, we have significantly upgraded our information systems capabilities, and are currently in the final stages of rolling out new property and client accounting systems. Continued upgrades of critical business systems provide a historically sound software infrastructure, and positively impact the degree of effort necessary related to the renovation process of converting, replacing or eliminating selected platforms, applications, databases and utilities, as well as the validation process of testing and verifying for Year 2000 readiness. The schedule for completion of these renovations and validation efforts remains on schedule with anticipated completion by the third quarter of 1999.

     The continuing implementation phase, which involves returning the tested systems to operational status and the development of contingency plans for critical business systems, is also anticipated to be completed by the third quarter of 1999.

     Management expects that the cost of additional modifications to our software to meet Year 2000 requirements will not be material. Factors that could impact our ability to make the necessary modifications of replacement to our software include, but are not limited to, the availability and cost of trained personnel and the ability of such personnel to locate and correct all relevant computer codes. If such modifications are not completed on a timely basis or are more costly to implement than anticipated financial condition or results of operations could be materially adversely affected.

     Properties for which we provide management services rely on a variety of third party suppliers to provide critical operating services. These suppliers may utilize systems and embedded technologies to control the operation of building systems such as utilities, lighting, security, elevators, heating, ventilation and air conditioning systems. Jones Lang LaSalle is in the process of obtaining assurances from suppliers as to their Year 2000 readiness and preparing contingency plans, including the identification of alternative suppliers. We do not control these third party suppliers, and for some suppliers, such as utility companies, there may be no feasible alternative suppliers available. The failure to these suppliers' systems could have a material adverse effect on the operations of the affected property, and widespread failures could have a material adverse effect on Jones Lang LaSalle. Plans for a complete millennium period staffing and communication strategy are underway to address any concerns.

     A corporate business resumption strategy has been defined to create specific response action plans throughout our organization to deal with situations that arise that could cause interruption to or have serious impact on the continuation of normal business operations. The strategy includes specific remedies and implementation plans to be instituted at the time of an emergency, and will allow our resources to effectively react to critical issues resulting from any Year 2000 related occurrences.

     The ability of third parties with whom we transact business or companies that we may acquire to adequately address their Year 2000 issues is outside Jones Lang LaSalle's control. At this time we are in the process of reviewing the Year 2000 readiness of our major suppliers and customers. There can be no assurance that the failure of major suppliers and customers to adequately address Year 2000 issues will not have a material adverse effect on our business, financial condition, and results of operations.

   Although we are not aware of any threatened claims related to the Year 2000, we may become subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on Jones Lang LaSalle. It is not clear whether our insurance coverage would be adequate to offset these and other business risks related to the Year 2000.


     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

     Jones Lang LaSalle is exposed to interest rate changes primarily as a result of our lines of credit used to maintain liquidity and to fund capital expenditures, acquisitions and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at variable rates and enter into derivative financial instruments such as interest rate swap agreements when appropriate. We do not enter into derivative or interest rate transactions for speculative purposes.

     As of March 31, 1999, the outstanding borrowings on our long-term credit facilities were $292.4 million. The long-term credit facilities bear a variable rate of interest based on market rates which approximated 5.8% for the quarter ended March 31, 1999. In addition, we have entered into interest rate swap agreements with a notional amount of $65.0 million providing for an average fixed interest rate of approximately 4.83% through September 21, 1999. Such interest rate swap agreements had an approximate market value of $.1 million. The carrying value of the debt approximates its fair value.

     FOREIGN CURRENCY RISK

     Jones Lang LaSalle's reporting currency is the U.S. Dollar. We transact business in various foreign currencies throughout Europe, Asia, and Australasia. The financial statements of subsidiaries outside the U.S., except those located in highly inflationary economies, are generally measured using the local currency as the functional currency. As a result, fluctuations in the U.S. Dollar relative to the other currencies in which we generate earnings can impact our business, operating results and financial condition. For the quarter ended March 31, 1999, on a pro forma basis (excluding the effect of stock compensation expense), 60.5% of our net loss was denominated in U.S. Dollars and 39.5% was denominated in other currencies. Our revenues and expenses have primarily been earned and incurred in the currency of the location where the operations generating the revenues and expenses have occurred. Therefore, our exposure to exchange rate fluctuations has been limited.

     On a limited basis, we enter into forward currency exchange contracts to manage currency risks and reduce our exposure resulting from fluctuations in the designated foreign currency associated with existing commitments, assets or liabilities. There were no forward exchange contracts in effect at March 31, 1999. We do not use foreign currency exchange contracts for trading purposes.

     DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of March 31, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented, the information presented has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest and foreign currency rates.


PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     Jones Lang LaSalle is a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Most of these matters are covered by insurance. In the opinion of management, the ultimate resolution of such litigation matters is not expected to have a material adverse effect on our financial position, results of operations and liquidity.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 11, 1999, Jones Lang LaSalle issued 14,254,116 shares of common stock in connection with the acquisition of the property and asset management, advisory and other real estate businesses which had been operated by a series of partnerships and corporations in Europe, Asia, Australia, North America and New Zealand under the name "Jones Lang Wootton" or "JLW". The shares were issued to owners and employees of these businesses and certain other persons. The shares issued to persons in the United States were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and the shares issued to persons outside the United States were issued in reliance upon the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     At the special meeting of stockholders held on March 10, 1999, the following business was conducted:

      A. Stockholders approved the issuance of up to 14,254,116 shares of common stock in connection with the acquisition of the property and asset management, advisory and other real estate businesses which had been operated by a series of partnerships and corporations in Europe, Asia, Australia, North America and New Zealand under the name "Jones Lang Wootton" or "JLW" as follows:

                  Votes for:        13,550,771
                  Votes against:       113,231
                  Votes abstained:       2,850

      B. Stockholders approved the amendment to the charter to change the name of the Company from "LaSalle Partners Incorporated" to "Jones Lang LaSalle Incorporated" as follows:

                  Votes for:        13,611,884
                  Votes against:        45,838
                  Votes abstained:       9,130

      C. Stockholders approved the amendment to the 1997 Stock award and Incentive Plan to increase the number of shares issuable thereunder to 4,160,000 from 2,215,000 as follows:

                  Votes for:        13,437,777
                  Votes against:       216,651
                  Votes abstained:      12,425


     ITEM 5.   OTHER MATTERS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by Jones Lang Lasalle or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in (i) this Quarterly Report on Form 10-Q, in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 3. "Quantitative and Qualitative Disclosures About Market Risk", and elsewhere, (ii) our Annual Report on Form 10-K for the year ended December 31, 1998, in Item 1. "Business", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations",
Item 7A. "Quantitative and Qualitative Disclosures About Market Risk", and elsewhere, and (iii) our Proxy Statement dated February 4, 1999 under the captions "Risk Factors", "The Transactions", "The Purchase Agreements", "JLW Management's Discussion and Analysis of Financial Condition and Results of Operations of the JLW Companies", and elsewhere, and in other reports filed with the Securities and Exchange Commission. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in our expectations or results.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

     (b)  Reports on Form 8-K

      The following Form 8-K's were filed during the 1999 first quarter:

             1. Form 8-K, dated February 22, 1999, to provide a press release issued on that date which contained 1998 financial information for LaSalle Partners and Jones Lang Wootton.

             2. Form 8-K, dated March 11, 1999, to announce the closing of the merger with Jones Lang Wootton which included the required historical financial statements of each of the JLW companies acquired and pro forma financial information on a combined basis.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LASALLE PARTNERS INCORPORATED




Dated:  May 14, 1999                 BY:/S/ WILLIAM E. SULLIVAN
                                     ------------------------------
                                     William E. Sullivan
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Authorized Officer and
                                     Principal Financial Officer)

EXHIBIT INDEX


Exhibit
Number                        Description
-------                       -----------

3.1 Articles of Amendment to the Company's Articles of Incorporation, dated March 11, 1999.

10.1                          Second Amendment to the Company's
$150,000,000 Multicurrency Credit Agreement, dated as of March 10, 1999.

10.2 First Amendment to the Company's $175,000,000 Credit Agreement, dated as of March 10, 1999.

27.1                          Financial Data Schedule.

99.1 Jones Lang LaSalle press release announcing first quarter 1999 earnings.