Form 10-Q
period 1999-06-30
JONES LANG LASALLE INC
filed 1999-08-16
CIK 1037976

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
               Class                           August 13, 1999
               -----                           ----------------

     Common Stock ($0.01 par value)               30,633,565

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . .      3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . .     21

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk. . . . . . . . . . . . . . . . . . . . .     30


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . .     32

Item 4.     Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . .     32

Item 5.     Other Matters. . . . . . . . . . . . . . . . . . . .     33

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .     33

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                       JONES LANG LASALLE INCORPORATED
                         CONSOLIDATED BALANCE SHEETS

                     JUNE 30, 1999 AND DECEMBER 31, 1998
                      (in thousands, except share data)
                                 (UNAUDITED)


                                                JUNE 30,     DECEMBER 31,
                                                 1999           1998
                                              ----------     -----------
ASSETS
------
Current assets:
  Cash and cash equivalents. . . . . . . . .  $   38,664          16,941
  Trade receivables, net of allowances
    of $12,964 and $3,978 in 1999 and
    1998, respectively . . . . . . . . . . .     189,622         116,965
  Notes receivable and advances to
    real estate ventures . . . . . . . . . .      15,417          17,042
  Other receivables. . . . . . . . . . . . .      17,023           3,385
  Prepaid expenses . . . . . . . . . . . . .       8,396           2,185
  Other assets . . . . . . . . . . . . . . .       6,590           --
  Deferred and current tax benefit . . . . .      39,672           9,926
                                              ----------       ---------
          Total current assets . . . . . . .     315,384         166,444

Property and equipment, at cost,
  less accumulated depreciation of
  $45,365 and $35,859 in 1999
  and 1998, respectively . . . . . . . . . .       63,127         28,773

Intangibles resulting from
  business acquisitions, net of
  accumulated amortization of $19,404
  and $11,961 in 1999 and 1998,
  respectively . . . . . . . . . . . . . . .     381,704         229,437
Investments in real estate ventures. . . . .      53,066          52,976
Long-term receivables, net . . . . . . . . .      10,926          10,950
Deferred tax assets. . . . . . . . . . . . .       --                660
Prepaid pension asset. . . . . . . . . . . .      20,533           --
Other assets, net. . . . . . . . . . . . . .       3,548           1,681
                                              ----------      ----------
                                              $  848,288         490,921
                                              ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and
    accrued liabilities. . . . . . . . . . .  $   82,022          51,101
  Accrued compensation . . . . . . . . . . .      81,952          58,398
  Short-term borrowings. . . . . . . . . . .      14,618           --
  Other liabilities. . . . . . . . . . . . .      40,019           8,324
                                              ----------      ----------
          Total current liabilities. . . . .     218,611         117,823

Long-term liabilities:
  Credit facilities. . . . . . . . . . . . .     327,343         202,923
  Deferred tax liability . . . . . . . . . .       1,391           --
  Other. . . . . . . . . . . . . . . . . . .       2,800             603

Commitments and contingencies
                                              ----------      ----------
          Total liabilities. . . . . . . . .     550,145         321,349

                       JONES LANG LASALLE INCORPORATED
                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                     JUNE 30, 1999 AND DECEMBER 31, 1998
                      (in thousands, except share data)
                                 (UNAUDITED)


                                               JUNE 30,      DECEMBER 31,
                                                 1999           1998
                                              ----------     -----------
Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    30,633,565 shares issued and
    outstanding. . . . . . . . . . . . . . .         307             163
  Additional paid-in capital . . . . . . . .     473,856         123,543
  Deferred stock compensation. . . . . . . .    (128,864)          --
  Unallocated ESOT shares. . . . . . . . . .          (9)          --
  Retained earnings (deficit). . . . . . . .     (48,327)         44,792
  Accumulated other comprehensive
    income . . . . . . . . . . . . . . . . .       1,180           1,074
                                              ----------      ----------
          Total stockholders' equity . . . .     298,143         169,572
                                              ----------      ----------
                                              $  848,288         490,921
                                              ==========      ==========









































        See accompanying notes to consolidated financial statements.

                                          JONES LANG LASALLE INCORPORATED
                           CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                                 THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                         (in thousands, except share data)
                                                    (UNAUDITED)

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30                        JUNE 30
                                                        -------------------------      -------------------------
                                                           1999           1998           1999            1998
                                                        ----------     ----------     ----------      ----------
Revenue:
  Fee-based services . . . . . . . . . . . . . . . . . .$  172,018         72,554        272,722         122,456
  Equity in earnings from unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . . .     1,870          1,182          2,051           1,874
  Other income . . . . . . . . . . . . . . . . . . . . .     5,256            476          5,792             947
                                                        ----------     ----------     ----------      ----------
        Total revenue. . . . . . . . . . . . . . . . . .   179,144         74,212        280,565         125,277

Operating expenses:
  Compensation and benefits. . . . . . . . . . . . . . .   124,640         41,683        200,079          79,036
  Operating, administrative and other. . . . . . . . . .    47,273         17,347         78,590          33,792
  Depreciation and amortization. . . . . . . . . . . . .    10,106          2,962         17,061           5,578
                                                        ----------     ----------     ----------      ----------
        Total operating expenses before merger
          related non-recurring charges. . . . . . . . .   182,019         61,992        295,730         118,406
                                                        ----------     ----------     ----------      ----------
Merger related non-recurring charges:
  Stock compensation expense . . . . . . . . . . . . . .    21,242          --            67,441           --
  Integration and transition expenses. . . . . . . . . .    14,345          --            22,189           --
                                                        ----------     ----------     ----------      ----------
        Total merger related non-recurring
          charges. . . . . . . . . . . . . . . . . . . .    35,587          --            89,630           --
                                                        ----------     ----------     ----------      ----------
        Total operating expenses . . . . . . . . . . . .   217,606         61,992        385,360         118,406
                                                        ----------     ----------     ----------      ----------
        Operating income (loss). . . . . . . . . . . . .   (38,462)        12,220       (104,795)          6,871

Interest expense . . . . . . . . . . . . . . . . . . . .     4,703            335          7,345             579
                                                        ----------     ----------     ----------      ----------
        Earnings (loss) before provision
          for income taxes . . . . . . . . . . . . . . .   (43,165)        11,885       (112,140)          6,292

Net provision (benefit) for income taxes . . . . . . . .    (5,461)         4,575        (19,021)          2,422
                                                        ----------     ----------     ----------      ----------
        Net earnings (loss). . . . . . . . . . . . . . .$  (37,704)         7,310        (93,119)          3,870
                                                        ==========     ==========     ==========      ==========




                                          JONES LANG LASALLE INCORPORATED
                     CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED

                                 THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                         (in thousands, except share data)
                                                    (UNAUDITED)



                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30                        JUNE 30
                                                        -------------------------      -------------------------
                                                           1999           1998           1999            1998
                                                        ----------     ----------     ----------      ----------

Other comprehensive income,
 net of tax:
  Foreign currency translation
    adjustments. . . . . . . . . . . . . . . . . . . . .$      483              3            106             298
                                                        ----------     ----------     ----------      ----------

Comprehensive income (loss). . . . . . . . . . . . . . .$  (37,221)         7,313        (93,013)          4,168
                                                        ==========     ==========     ==========      ==========

Basic earnings (loss) per common share . . . . . . . . .$    (1.62)          0.45          (4.52)           0.24
                                                        ==========     ==========     ==========      ==========

Weighted average shares outstanding. . . . . . . . . . .23,297,467     16,200,000     20,620,715      16,200,000
                                                        ==========     ==========     ==========      ==========


Diluted earnings (loss) per common share . . . . . . . .$    (1.62)          0.45          (4.52)           0.24
                                                        ==========     ==========     ==========      ==========

Diluted weighted average shares
  outstanding. . . . . . . . . . . . . . . . . . . . . .23,297,467     16,392,626     20,620,715      16,374,883
                                                        ==========     ==========     ==========      ==========











                           See accompanying notes to consolidated financial statements.

                                          JONES LANG LASALLE INCORPORATED
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 PERIODS ENDED JUNE 30, 1999 AND DECEMBER 31, 1998
                                         (in thousands, except share data)
                                                    (UNAUDITED)

                                                                    Deferred                Effect of
                            Common Stock     Additional  Retained    Stock     Unallocated  Cumulative
                         -------------------   Paid-In   Earnings   Compen-       ESOT     Translation
                          Shares      Amount   Capital   (Deficit)  sation       Shares     Adjustment     Total
                        ----------    ------ ----------  --------- ---------- ------------ -----------   ---------
Balances at
  December 31,
  1997 . . . . . . . . .16,200,000      162    121,778     24,327       --          --            630     146,897

   Net earnings. . . . .     --         --       --        20,465       --          --           --        20,465
   Shares issued
    under stock
    purchase plan. . . .    64,176        1      1,765       --         --          --           --         1,766
   Other . . . . . . . .     --         --       --          --         --          --            444         444
                        ----------    -----   --------     ------    --------     -------      ------    --------
Balances at
 December 31, 1998 . . .16,264,176      163    123,543     44,792       --          --          1,074     169,572

   Net loss. . . . . . .     --         --       --       (93,119)      --          --          --        (93,119)
   Shares issued in
    connection with:
     Stock option
      plan . . . . . . .    21,292      --         495      --          --          --          --            495
     Stock compensa-
      tion program . . .    93,981        1      2,630      --          --          --          --          2,631
    Merger with JLW. . .14,254,116      143    355,233      --       (160,253)         (9)      --        195,114
   Stock compensa-
     tion adjustments. .     --         --      (8,045)     --          6,606       --          --         (1,439)
   Amortization of
     deferred stock
     compensation. . . .     --         --       --         --         24,783       --          --         24,783
   Other . . . . . . . .     --         --       --         --          --          --            106         106
                        ----------    -----   --------    -------    --------     -------      ------    --------
Balances at
  June 30, 1999. . . . .30,633,565    $ 307    473,856    (48,327)   (128,864)         (9)      1,180     298,143
                        ==========    =====   ========    =======    ========     =======      ======    ========


                           See accompanying notes to consolidated financial statements.

                       JONES LANG LASALLE INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                   (in thousands, unless otherwise noted)
                                 (UNAUDITED)



                                                        1999        1998
                                                      --------    --------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . .    $(93,119)      3,870
  Reconciliation of net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization. . . . . . . . .      17,061       5,578
    Equity in earnings from unconsolidated
      ventures . . . . . . . . . . . . . . . . . .      (2,051)     (1,874)
    Provision for loss on receivables and
      other assets . . . . . . . . . . . . . . . .       4,537       2,103
    Foreign exchange loss. . . . . . . . . . . . .       --            106
    Stock compensation expense . . . . . . . . . .      67,000       --
  Changes in:
    Receivables. . . . . . . . . . . . . . . . . .      49,152       3,333
    Prepaid expenses and other assets. . . . . . .      (6,046)        461
    Deferred and current tax benefit . . . . . . .     (22,486)      --
    Accounts payable, accrued liabilities and
      compensation and other liabilities . . . . .    (112,863)    (11,381)
                                                      --------    --------
        Net cash provided by
          operating activities . . . . . . . . . .     (98,815)      2,196

Cash flows provided by (used in) investing
 activities:
  Net capital additions - property and
    equipment. . . . . . . . . . . . . . . . . . .     (12,715)     (6,667)
  Net proceeds from disposition of property
    and equipment. . . . . . . . . . . . . . . . .       --             91
  Cash balances assumed in Jones Lang Wootton
    merger, net of cash paid and transaction
    costs (Note 4) . . . . . . . . . . . . . . . .      11,170       --
  Other acquisition, net of cash acquired
    and transaction costs. . . . . . . . . . . . .      (3,195)     (5,465)
  Investments in real estate ventures:
    Capital contributions and advances to
      real estate ventures . . . . . . . . . . . .      (3,528)    (21,286)
    Distributions, repayments of advances
      and sale of investments. . . . . . . . . . .       6,611       2,363
                                                      --------    --------
        Net cash provided by (used in)
          investing activities . . . . . . . . . .      (1,657)    (30,964)

Cash flows provided by (used in) financing
 activities:
  Net borrowings under long-term credit
    facilities . . . . . . . . . . . . . . . . . .     121,879       9,776
  Common stock issued under stock option plan. . .         495       --
                                                      --------    --------
        Net cash provided by financing activities.     122,374       9,776

                       JONES LANG LASALLE INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                  ($ in thousands, unless otherwise noted)
                                 (UNAUDITED)



                                                        1999        1998
                                                      --------    --------
Effects of foreign currency translation on
  cash balances. . . . . . . . . . . . . . . . . .        (179)         16
                                                      --------    --------
        Net increase (decrease) in
          cash and cash equivalents. . . . . . . .      21,723     (18,976)

Cash and cash equivalents, beginning of period . .      16,941      30,660
                                                      --------    --------
Cash and cash equivalents, end of period . . . . .    $ 38,664      11,684
                                                      ========    ========



Supplemental disclosure of cash flow information:

     Combined interest paid was $7,537 and $530 for the periods ended June 30, 1999 and 1998, respectively.

     Taxes paid were $11,892 and $1,622 for the periods ended June 30, 1999 and 1998, respectively.





































        See accompanying notes to consolidated financial statements.

                       JONES LANG LASALLE INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1999 AND 1998
                 (in millions, except where otherwise noted)
                                 (UNAUDITED)


     Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 1998, which are included in our 1998 Form 10-K, filed with the Securities and Exchange Commission, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  ORGANIZATION

     Jones Lang LaSalle Incorporated ("Jones Lang LaSalle") formerly LaSalle Partners Incorporated [successor to LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (collectively, the "Predecessor Partnerships")], was incorporated in Maryland on April 15, 1997 (collectively referred to as the "Company"). On July 22, 1997, the Company completed an initial public offering (the "Offering") of 4.0 million shares of Jones Lang LaSalle common stock, $.01 par value per share (the "Common Stock"). In addition, all of the partnership interests held in the Predecessor Partnerships were contributed to the Company, pursuant to agreements among the general and limited partners, in exchange for an aggregate of 12.2 million shares of common stock. The contribution occurred immediately prior to the closing of the Offering. The 4.0 million shares were offered at $23 per share, aggregating $82.8 million, net of offering costs, of which $63.5 million was used to retire long-term debt and related interest.

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

     On March 11, 1999, LaSalle Partners Incorporated and Jones Lang Wootton ("JLW") completed the merger of their operations. In connection with the merger, LaSalle Partners Incorporated changed its name to Jones Lang LaSalle Incorporated.

(2)  INTERIM INFORMATION

     The consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be obtained for the full fiscal year.

     Certain amounts have been reclassified to conform with the June 30, 1999 presentation.

(3)  STOCK-BASED COMPENSATION

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

     In connection with the merger with JLW, the Company issued shares to former employees of JLW which are subject to vesting provisions or are contingently returnable. Shares issued that are contingently returnable are accounted for as a variable stock award plan. The remaining shares issued are accounted for as a fixed stock award plan. Compensation expense associated with shares subject to vesting is recognized over the vesting period.

(4)  JONES LANG WOOTTON MERGER

     In accordance with the purchase and sale agreements, the Company issued 14.3 million shares of its common stock, which is subject to a post-closing net worth adjustment, plus $6.1 million in cash (collectively, the "Consideration") in connection with the acquisition of the property and asset management, advisory and other real estate businesses operated by a series of JLW partnerships and corporations in Europe, Asia, Australia, North America and New Zealand. Approximately 12.5 million of the shares were issued to former JLW equity owners (having both direct and indirect ownership) and 1.8 million of the shares were placed in an employee ownership trust ("ESOT") to be distributed by December 31, 2000 to selected employees of the former JLW entities. Issuance of the shares was not registered under the U.S. securities laws, and the shares are generally subject to a contractual one-year restriction on sale.

     The transaction, which was principally structured as a share exchange, has been treated as a purchase and is being accounted for using both APB Opinion No. 16, "Business Combinations" and APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, JLW's operating results have been included in the Company's results as of March 1, 1999, the effective date of the merger for accounting purposes.

     Assuming that the closing net worth requirements are met, 7.6 million shares, or 53% of the shares issued, are subject to accounting under APB Opinion No. 16. The value of those shares totaled $149.5 million for accounting purposes based on the five-day average closing stock price surrounding the date the financial terms of the merger with JLW were substantially complete, discounted at a rate of 20% for transferability restrictions. The value of the shares, in addition to a cash payment of $5.7 million and capitalizable transaction costs of approximately $15.6 million were allocated to the identifiable assets and liabilities acquired, based on management's estimate of fair value, which totaled $243.5 million and $233.3 million, respectively. Included in the assets acquired is $32.0 million in cash. The resulting excess purchase price of $160.5 million was allocated to goodwill which is being amortized on a straight-line basis over 40 years based on management's estimate of useful lives.

     The remaining 6.7 million shares, or 47% of the shares issued, and $.4 million in cash paid are subject to accounting under APB Opinion No.
25. Accordingly, shares issued are being accounted for as compensation expense or deferred compensation expense to the extent they are subject to forfeiture or vesting provisions. Included in the 6.7 million shares are 1.6 million shares that are subject to variable stock award plan accounting. The remaining 5.1 million shares and the $.4 million in cash paid are subject to fixed stock award plan accounting. Compensation expense incurred for the three and six months ended June 30, 1999 totaled $21.2 million and $67.4 million, respectively, inclusive of the compensation expense recognized at closing and the amortization of deferred compensation for the periods.

(5)  EARNINGS PER SHARE

     The basic and diluted losses per common share were calculated based on basic weighted average shares outstanding of 23.3 million and 20.6 million for the three and six months ended June 30, 1999, respectively. Consideration shares issued as a result of the merger with JLW, to the extent included, have been weighted as of March 11, 1999. As a result of the operating loss incurred for the period, diluted weighted average shares outstanding for the three and six months ended June 30, 1999 do not give effect to common stock equivalents, consisting principally of consideration shares issued in connection with the JLW merger that are subject to vesting provisions or are contingently returnable, as to do so would be anti-dilutive. Basic earnings per share was based on weighted average shares outstanding of 16.2 million for both the three and six month periods ended June 30, 1998. Diluted earnings per share was based on weighted average shares outstanding of 16.4 million for the three and six month periods ended June 30, 1998, which reflects an increase of .2 million shares primarily representing the dilutive effect of outstanding stock options whose exercise price was less than the average market price of the Company's stock for the period, and, to a lesser extent, the dilutive effect of shares to be issued under the Company's employee stock benefit plans.

(6)  BUSINESS SEGMENTS

     As a result of the merger with JLW, Jones Lang LaSalle is managing its business along a combination of functional and geographic lines. Accordingly, operations have been classified into six business segments, two global functional businesses: (i) Investment Management and (ii) Hotel Services; and four geographic regions consisting of the: (iii) Americas;
(iv) Europe; (v) Asia; and (vi) Australasia. The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals. The Hotels Services segment provides strategic advisory, sales, acquisition and asset management services related solely to hotel, conference and resort properties. The geographic regions of the Americas, Europe, Asia and Australasia each provide Owner and Occupier Services which consist primarily of tenant representation and agency leasing, investment disposition and acquisition, and valuation services (collectively, "implementation services") and property, facility, development and project management services (collectively, "management fees"). Results for 1998 have been realigned based upon the current business segments.

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

     Summarized unaudited financial information by business segment for the three and six month periods ended June 30, 1999 and 1998 is as follows ($ in thousands):

                                                                        SEGMENT OPERATING RESULTS
                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30                         JUNE 30
                                                         ------------------------       ------------------------
                                                            1999           1998           1999            1998
                                                         ---------       --------      ---------        --------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services. . . . . . . . . . . . . . .$   23,173         27,278         38,607          38,079
    Management fees. . . . . . . . . . . . . . . . . . .    28,739         15,544         55,349          31,210
    Equity earnings. . . . . . . . . . . . . . . . . . .       281             (1)           101              (6)
    Other services . . . . . . . . . . . . . . . . . . .     2,246          1,828          4,493           3,118
    Intersegment revenue . . . . . . . . . . . . . . . .        78            235            140             306
                                                        ----------     ----------     ----------      ----------
                                                            54,517         44,884         98,690          72,707
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . . .    60,431         39,889        117,517          77,070
    Depreciation and amortization. . . . . . . . . . . .     5,033          1,367         10,076           3,217
                                                        ----------     ----------     ----------      ----------
          Operating income (loss). . . . . . . . . . . .$  (10,947)         3,628        (28,903)         (7,580)
                                                        ==========     ==========     ==========      ==========

 EUROPE
  Revenue:
    Implementation services. . . . . . . . . . . . . . .$   43,435            123         61,869             123
    Management fees. . . . . . . . . . . . . . . . . . .    23,500             (3)        29,831           --
    Equity earnings. . . . . . . . . . . . . . . . . . .       (72)         --               (93)          --
    Other services . . . . . . . . . . . . . . . . . . .     1,148            150          4,187             150
                                                        ----------     ----------     ----------      ----------
                                                            68,011            270         95,794             273
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . . .    60,186            284         81,375             569
    Depreciation and amortization. . . . . . . . . . . .     2,357          --             2,972           --
                                                        ----------     ----------     ----------      ----------
          Operating income (loss). . . . . . . . . . . .$    5,468            (14)        11,447            (296)
                                                        ==========     ==========     ==========      ==========





                                                                        SEGMENT OPERATING RESULTS
                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30                         JUNE 30
                                                         ------------------------       ------------------------
                                                            1999           1998           1999            1998
                                                         ---------       --------      ---------        --------
 AUSTRALASIA
  Revenue:
    Implementation services. . . . . . . . . . . . . . .$   11,924          --            15,156           --
    Management fees. . . . . . . . . . . . . . . . . . .     5,240          --             6,815           --
    Equity earnings. . . . . . . . . . . . . . . . . . .        24          --             --              --
    Other services . . . . . . . . . . . . . . . . . . .       443          --               906           --
                                                        ----------     ----------     ----------      ----------
                                                            17,631          --            22,877           --
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . . .    14,214          --            20,584           --
    Depreciation and amortization. . . . . . . . . . . .       700          --               898           --
                                                        ----------     ----------     ----------      ----------
          Operating loss . . . . . . . . . . . . . . . .$    2,717          --             1,395           --
                                                        ==========     ==========     ==========      ==========

 ASIA
  Revenue:
    Implementation services. . . . . . . . . . . . . . .$    8,400            170         10,700             215
    Management fees. . . . . . . . . . . . . . . . . . .     5,888          --             7,781           --
    Other services . . . . . . . . . . . . . . . . . . .     1,515          --             1,803               1
                                                        ----------     ----------     ----------      ----------
                                                            15,803            170         20,284             216
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . . .    15,829            422         20,830             803
    Depreciation and amortization. . . . . . . . . . . .       948              8          1,156              10
                                                        ----------     ----------     ----------      ----------
          Operating loss . . . . . . . . . . . . . . . .$     (974)          (260)        (1,702)           (597)
                                                        ==========     ==========     ==========      ==========
 HOTEL SERVICES -
  Revenue:
    Implementation services. . . . . . . . . . . . . . .$    2,246          --             3,100           --
    Management fees. . . . . . . . . . . . . . . . . . .       473          --               473           --
    Other services . . . . . . . . . . . . . . . . . . .       462          --               462           --
                                                        ----------     ----------     ----------      ----------
                                                             3,181          --             4,035           --
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . . .     3,619          --             4,539           --
    Depreciation and amortization. . . . . . . . . . . .        50          --                61           --
                                                        ----------     ----------     ----------      ----------
          Operating loss . . . . . . . . . . . . . . . .$     (488)         --              (565)          --
                                                        ==========     ==========     ==========      ==========




                                                                        SEGMENT OPERATING RESULTS
                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30                         JUNE 30
                                                         ------------------------       ------------------------
                                                            1999           1998           1999            1998
                                                         ---------       --------      ---------        --------
 INVESTMENT MANAGEMENT -
  Revenue:
    Implementation services. . . . . . . . . . . . . . .$    4,431          1,727          6,037           2,679
    Advisory fees. . . . . . . . . . . . . . . . . . . .    14,190         25,881         30,804          47,297
    Equity earnings. . . . . . . . . . . . . . . . . . .     1,637          1,183          2,043           1,880
    Other services . . . . . . . . . . . . . . . . . . .      (179)           332            141             531
    Intersegment revenue . . . . . . . . . . . . . . . .       (35)         --             --              --
                                                        ----------     ----------     ----------      ----------
                                                            20,044         29,123         39,025          52,387
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . . .    17,678         18,670         33,964          34,692
    Depreciation and amortization. . . . . . . . . . . .     1,017          1,587          1,898           2,351
                                                        ----------     ----------     ----------      ----------
          Operating income . . . . . . . . . . . . . . .$    1,349          8,866          3,163          15,344
                                                        ==========     ==========     ==========      ==========

Total segment revenue. . . . . . . . . . . . . . . . . .$  179,187         74,447        280,705         125,583
Intersegment revenue eliminations. . . . . . . . . . . .       (43)          (235)          (140)           (306)
                                                        ----------     ----------     ----------      ----------
          Total revenue. . . . . . . . . . . . . . . . .$  179,144         74,212        280,565         125,277
                                                        ==========     ==========     ==========      ==========

Total segment operating expenses . . . . . . . . . . . .$  182,062         62,227        295,870         118,712
Intersegment operating expense
  eliminations . . . . . . . . . . . . . . . . . . . . .       (43)          (235)          (140)           (306)
                                                        ----------     ----------     ----------      ----------
          Total operating expenses
            before merger related
            non-recurring charges. . . . . . . . . . . .$  182,019         61,992        295,730         118,406
                                                        ==========     ==========     ==========      ==========
          Operating income (loss)
            before merger related
            non-recurring charges. . . . . . . . . . . .$   (2,875)        12,220        (15,165)          6,871
                                                        ==========     ==========     ==========      ==========



(7)  PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

     The following Pro Forma results for the three and six months ended June 30, 1999 give effect to the merger with JLW as if it occurred on January 1, 1999. Jones Lang LaSalle Actual results reflect the results of operations of the LaSalle Partners' businesses for the two months ended February 28, 1999 and the operations of the merged Jones Lang LaSalle businesses for the period from March 1, 1999 to June 30, 1999. JLW Results reflect operating results for each of the JLW companies for the two months ended February 28, 1999, as adjusted for market compensation, taxes and other costs associated with the integration of the companies. Acquisition Adjustments represent the impact of the additional amortization of goodwill resulting from the merger, and income taxes as if the Company was taxable for the period at an effective tax rate of 38%. Merger-Related Adjustments reflect the additional non-cash compensation expense associated with certain shares issued in connection with the JLW merger and the related income tax effect as if the merger had occurred on January 1, 1999. Pro Forma weighted average shares outstanding include shares issued in connection with the merger with JLW, excluding those shares which are contingently returnable or subject to vesting provisions, as though they were issued on January 1, 1999.

     The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The pro forma consolidated financial statements are not necessarily indicative of what the actual results of operations would have been for the three and six month periods ended June 30, 1999 had the JLW merger been completed as of the dates indicated nor does it purport to represent the future financial position or results of operations of the Company.

                                                       THREE MONTHS ENDED JUNE 30, 1999
                                 ------------------------------------------------------------------------------
                                  Jones Lang                                             Merger-
                                   LaSalle        JLW       Acquisition   Adjusted       Related
                                    Actual       Results    Adjustments   Pro Forma    Adjustments    Pro Forma
                                 ----------   ----------    -----------  ----------    -----------   ----------
Revenue:
  Fee-based services . . . . .   $  172,018        --            --         172,018         --          172,018
  Equity in earnings from uncon-
    solidated ventures . . . .        1,870        --            --           1,870         --            1,870
  Other income . . . . . . . .        5,256        --            --           5,256         --            5,256
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Total revenue. . . . .      179,144        --            --         179,144         --          179,144

Operating expenses:
  Compensation and benefits. .      124,640        --            --         124,640         --          124,640
  Operating, administrative
    and other. . . . . . . . .       47,273        --            --          47,273         --           47,273
  Depreciation and
    amortization . . . . . . .       10,106        --            --          10,106         --           10,106
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Total operating
          expenses before
          merger related non-
          recurring charges. .      182,019        --            --         182,019         --          182,019
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Operating income (loss)
          before merger
          related non-
          recurring charges. .       (2,875)       --            --          (2,875)        --           (2,875)

  Merger related non-recurring
   charges:
    Stock compensation
      expense. . . . . . . . .       21,242        --            --          21,242        (5,934)       15,308
    Integration and transition
      expense. . . . . . . . .       14,345        --            --          14,345         --           14,345
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Total merger related
          non-recurring
          charges. . . . . . .       35,587        --            --          35,587        (5,934)       29,653
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Total operating
          expenses . . . . . .      217,606        --            --         217,606        (5,934)      211,672
                                 ----------   ----------    ----------   ----------    ----------    ----------





                                  Jones Lang                                             Merger-
                                   LaSalle        JLW       Acquisition   Adjusted       Related
                                    Actual       Results    Adjustments   Pro Forma    Adjustments    Pro Forma
                                 ----------   ----------    -----------  ----------    -----------   ----------
        Operating income
          (loss) . . . . . . .      (38,462)       --            --         (38,462)        5,934       (32,528)

  Interest expense, net. . . .        4,703        --            --           4,703         --            4,703
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Earnings (loss) before
          provision (benefit)
          for income taxes . .      (43,165)       --            --         (43,165)        5,934       (37,231)

  Net benefit for
    income taxes . . . . . . .       (5,461)       --            --          (5,461)       (1,628)       (7,089)
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Net earnings (loss). .   $  (37,704)       --            --         (37,704)        7,562       (30,142)
                                 ==========   ==========    ==========   ==========    ==========    ==========

  Other comprehensive income
   (loss), net of tax:
    Foreign currency trans-
      lation adjustments . . .   $      483        --            --             483         --              483
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Comprehensive loss . .   $  (37,221)       --            --         (37,221)        7,562       (29,659)
                                 ==========   ==========    ==========   ==========    ==========    ==========

  Basic loss per
    common share . . . . . . .   $    (1.62)                                                         $    (1.29)
                                 ==========                                                          ==========
  Basic weighted average
    shares outstanding . . . .   23,297,467                                                          23,297,467
                                 ==========                                                          ==========

  Diluted loss per
    common share . . . . . . .   $    (1.62)                                                         $    (1.29)
                                 ==========                                                          ==========
  Diluted weighted average
    shares outstanding . . . .   23,297,467                                                          23,297,467
                                 ==========                                                          ==========






                                                         SIX MONTHS ENDED JUNE 30, 1999
                               --------------------------------------------------------------------------------
                                  Jones Lang                                             Merger-
                                   LaSalle        JLW       Acquisition   Adjusted       Related
                                    Actual       Results    Adjustments   Pro Forma    Adjustments    Pro Forma
                                 ----------   ----------    -----------  ----------    -----------   ----------
Revenue:
  Fee-based services . . . . .   $  272,722       58,039         --         330,761         --          330,761
  Equity in earnings from uncon-
    solidated ventures . . . .        2,051        --            --           2,051         --            2,051
  Other income . . . . . . . .        5,792          421         --           6,213         --            6,213
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Total revenue. . . . .      280,565       58,460         --         339,025         --          339,025

Operating expenses:
  Compensation and benefits. .      200,079       43,610         --         243,689         --          243,689
  Operating, administrative
    and other. . . . . . . . .       78,590       18,360         --          96,950         --           96,950
  Depreciation and
    amortization . . . . . . .       17,061        2,197           850       20,108         --           20,108
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Total operating
          expenses before
          merger related non-
          recurring charges. .      295,730       64,167           850      360,747         --          360,747
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Operating loss before
          merger related non-
          recurring charges. .      (15,165)      (5,707)         (850)     (21,722)        --          (21,722)

  Merger related non-recurring
   charges:
    Stock compensation
      expense. . . . . . . . .       67,441        --            --          67,441         2,729        70,170
    Integration and transition
      expense. . . . . . . . .       22,189       12,325         --          34,514         --           34,514
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Total merger related
          non-recurring
          charges. . . . . . .       89,630       12,325         --         101,955         2,729       104,684
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Total operating
          expenses . . . . . .      385,360       76,492           850      462,702         2,729       465,431
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Operating loss . . . .     (104,795)     (18,032)         (850)    (123,677)       (2,729)     (126,406)

  Interest expense, net. . . .        7,345          (93)        --           7,252         --            7,252
                                 ----------   ----------    ----------   ----------    ----------    ----------




                                  Jones Lang                                             Merger-
                                   LaSalle        JLW       Acquisition   Adjusted       Related
                                    Actual       Results    Adjustments   Pro Forma    Adjustments    Pro Forma
                                 ----------   ----------    -----------  ----------    -----------   ----------
        Loss before benefit
          for income taxes . .     (112,140)     (17,939)         (850)    (130,929)       (2,729)     (133,658)

  Net benefit for income
    taxes. . . . . . . . . . .      (19,021)      (2,133)         (323)     (21,477)       (1,300)      (22,777)
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Net loss . . . . . . .   $  (93,119)     (15,806)         (527)    (109,452)       (1,429)     (110,881)
                                 ==========   ==========    ==========   ==========    ==========    ==========


  Basic loss per common share.   $    (4.52)                                                         $    (4.76)
                                 ==========                                                          ==========
  Weighted average shares
    outstanding. . . . . . . .   20,620,715                                                          23,283,666
                                 ==========                                                          ==========

  Diluted loss per common
    share. . . . . . . . . . .   $    (4.52)                                                          $   (4.76)
                                 ==========                                                          ==========
  Diluted weighted average
    shares outstanding . . . .   20,620,715                                                          23,283,666
                                 ==========                                                          ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Jones Lang LaSalle Incorporated (formerly LaSalle Partners Incorporated) is a leading full-service real estate services firm that provides investment management, hotel acquisition, disposition, strategic advisory and valuation, property management, facility management, development management, project management, tenant and agency leasing, investment disposition, acquisition, financing and capital placement services on a local, regional and global basis. With over 6,000 employees in 98 key markets spanning 34 countries and five continents, Jones Lang LaSalle is able to satisfy local service needs on a regional and international basis. The ability to provide this network of services around the globe was solidified effective March 11, 1999 with the merger of LaSalle Partners Incorporated and the Jones Lang Wootton ("JLW") companies.

     In accordance with the purchase and sale agreements, Jones Lang LaSalle issued 14.3 million shares of common stock, which is subject to a post closing net worth adjustment, in addition to $6.2 million in cash (collectively, the "Consideration"). Included in the 14.3 million shares are 1.2 million shares subject to the closing net worth adjustment. Management anticipates that the calculations with respect to the closing net worth adjustment will be completed in the third quarter of 1999 with the resulting impact on shares issued resolved shortly thereafter. Approximately 12.5 million of the shares were issued to former JLW equity owners and 1.8 million shares were placed in an employee ownership trust ("ESOT") to be distributed by December 31, 2000 to selected employees of the former JLW entities. Included in the total ESOT shares are .9 million that were allocated on March 11, 1999, with the remaining .9 million shares to be allocated by December 31, 2000. Issuance of the shares was not registered under the U.S. securities laws, and the shares are generally subject to a contractual one-year restriction on sale.

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

     All Consideration paid to Current JLW Owners, excluding Forfeiture Shares, has been accounted for using the purchase method of accounting under APB Opinion No. 16. Such Consideration, assuming the net worth requirements are met, consists of 7.6 million shares and $5.7 million in cash. The shares were valued based on the average price of Jones Lang LaSalle common stock of $24.66 per share for the five day period that includes the two trading days immediately preceding, the trading day of, and the two trading days immediately following the date of substantial completion of negotiations regarding the principal financial terms of the merger (October 9, 1998) discounted at a rate of 20%, to account for transferability restrictions applicable to such shares. The total value attributed to the issuance of shares, $149.5 million, in addition to the cash payment and capitalizable transaction costs of approximately $15.6 million have been allocated to the identifiable assets and liabilities acquired with the excess value being allocated to goodwill which is being amortized over its estimated useful life of 40 years.

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

     Compensation expense incurred for the three and six months ended
June 30, 1999 related to the issuance of shares and the amortization of deferred compensation totaled $21.2 million and $67.4 million, respectively, net of the quarterly adjustment for the change in stock price. Deferred compensation at June 30, 1999 totaled $128.9 million, including the effect of the quarterly adjustment for the change in stock price, which will be amortized into compensation expense through December 31, 2000. Such compensation expense, in addition to compensation expense anticipated to be incurred at December 31, 1999 and 2000 associated with the final allocations of ESOT shares, is expected to result in significant non-cash net losses for Jones Lang LaSalle for those periods.

RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1998

     Operating results for the three and six months ended June 30, 1999 include the results of the acquired Compass businesses (the acquisition was completed in October 1998) and the results of the JLW entities effective March 1, 1999. Total revenue, after elimination of intersegment revenue, increased $104.9 million to $179.1 million for the three months ended
June 30, 1999 and increased $155.3 million to $280.6 million for the six months ended June 30, 1999 from the prior year periods, primarily as a result of these two transactions. These increases were partially offset by lower performance fees generated on the disposition of assets under management during the three and six months ended June 30, 1999 as compared to the prior year periods, which had high levels of performance fees.
Total operating expenses, after elimination of intersegment expenses and excluding the effect of merger related non-recurring charges, increased $120.0 million to $182.0 million for the three months ended June 30, 1999 and increased $177.3 million to $295.7 million for the six months ended June 30, 1999, as compared with the prior year periods, also substantially a result of these transactions.

     Merger related non-recurring charges totaled $35.6 million and $89.6 million for the three and six months ended June 30, 1999, respectively. $21.2 million and $67.4 million of these charges for the three and six months ended June 30, 1999, respectively, represent non-cash compensation expense recorded as a result of shares issued to certain former employees of JLW in connection with the merger. $14.3 million and $22.2 million of these charges represent non-recurring transition and integration costs for the three and six months ended June 30, 1999, respectively, of which approximately $4.3 million are attributable to the integration of the acquired Compass businesses for the six months ended June 30, 1999. The remaining transition expense relates to the merger with JLW, and represents non-capitalizable expenses such as rebranding, office consolidations, and information technology initiatives.

     The resulting operating loss for the three months ended June 30, 1999, excluding the effect of merger related non-recurring charges, totaled $2.9 million compared to operating income of $12.2 million in the prior year period, and the operating loss for the six months ended June 30, 1999, excluding the effect of merger related non-recurring charges, totaled $15.2 million compared to operating income of $6.9 million in the prior year period. The operating losses for the periods are primarily attributable to a few key factors, (i) the seasonal nature of the operations and the compounding effect of the Compass acquisition; (ii) distractions caused by the integration of the Compass and JLW operations; (iii) increased infrastructure costs associated with the implementation and roll out of the JD Edwards property accounting and information system and a delay in the capture of anticipated cost savings; and (iv) lower performance fees generated on the disposition of certain assets under management.

     Historically, the leasing & management, facility services, project management and development management businesses in the Americas Region have incurred an operating loss through the third quarter of each year. This pattern was intensified with the acquisition of Compass which had the same seasonal experience and doubled the size of the Jones Lang LaSalle leasing & management portfolio. In addition, the efforts taken to fully integrate the employees and business processes of the Compass and JLW entities, specifically in the United States, resulted in a significant distraction to the senior management of the Americas Region resulting in less new business generation as compared to the prior year periods. Further, this distraction resulted in a delay in capturing the anticipated synergies from the Compass acquisition as well as the benefits anticipated from the implementation of the JD Edwards system. Finally, performance fees generated on the disposition of assets under management by both the Investment Management segment and Americas Region in both the three and six months ended June 1998 were well above those generated during the same periods in 1999, consistent with management's expectation that the timing of dispositions and related performance fees could result in significant fluctuations in periodic earnings. These matters are expected to effect the performance of Jones Lang LaSalle for the full year 1999 reporting period as discussed in the Jones Lang LaSalle press release dated July 30, 1999 (filed as an exhibit to this Form 10-Q). The integration of the businesses is well underway and significant progress has been made toward creating the platform with which to grow the business.

     Including the effect of the merger related non-recurring charges, the operating loss for the three and six months ended June 30, 1999 totaled $38.5 million and $104.8 million, respectively, compared to operating income in the prior year periods of $12.2 million and $6.9 million, respectively.

SEGMENT OPERATING RESULTS

     INVESTMENT MANAGEMENT. Investment Management revenue decreased $9.1 million to $20.4 million for the three months ended June 30, 1999 from the prior year period and decreased $13.4 million to $39.0 million for the six months ended June 30, 1999 from the prior year period. These decreases are primarily attributable to performance fees generated in the second quarter of 1998 on the disposition of certain assets under management, partially offset by increased advisory and acquisition fees earned as a result of the merger with JLW during the second quarter of 1999. Operating expenses decreased $1.6 million to $18.7 million for the three months ended June 30, 1999 and decreased $1.2 million to $35.9 million for the six months ended June 30, 1999 as compared with the prior year periods. This decrease was primarily a result of lower accruals for bonus compensation consistent with the lower levels of revenue generated for the three and six months ended June 30, 1999, partially offset by increased operating expenses incurred as a result of the merger with JLW.

     HOTEL SERVICES. Hotel Services, a new reportable segment as a result of the recent merger, had total revenue of $3.2 million and $4.0 million for the three and six months ended June 30, 1999, respectively. Services provided represented a combination of valuation, disposition and acquisition services. Operating expenses for the segment totaled $3.7 million and $4.6 million for the three and six months ended June 30, 1999, respectively.

     AMERICAS REGION. Revenue for the Americas Region increased $9.6 million to $54.5 million for the three months ended June 30, 1999 and increased $26.0 million to $98.7 million for the six months ended June 30, 1999 compared to the prior year periods. The increases are primarily attributable to the acquisition of Compass, and the resulting increase in leasing, property management and facility services fees, and, to a lesser extent, to the merger with JLW. This increase for the three months ended June 30, 1999 was partially offset by lower performance fees generated on the disposition of assets during the second quarter of 1998. Operating expenses for the segment increased $24.2 million to $65.5 million for the three months ended June 30, 1999 and increased $47.3 million to $127.6 million for the six months ended June 30, 1999 compared to the prior year periods. These increases are primarily a result of the acquisition of Compass, the merger with JLW, and incremental infrastructure costs associated with the implementation and roll out of the JD Edwards property accounting and information system, for which anticipated cost synergies have not yet been realized.

     EUROPE REGION. Revenue for the Europe Region, which is substantially a new reportable segment as a result of the JLW merger and the acquisition of Compass, totaled $68.0 million and $95.8 million for the three and six months ended June 30, 1999, respectively. The revenue generated by the Region primarily reflects robust activity within the United Kingdom primarily in the form of tenant and agency leasing activities and investment sales and acquisition transactions, and to a lesser extent to investment and leasing activities for the second quarter of 1999 in France.

This positive performance was slightly offset by a weakening of the pound sterling and the Euro against the US dollar for the period beginning
March 1, 1999. Operating expenses for the region totaled $62.5 million and $84.3 million for the three and six months ended June 30, 1999, respectively.

     ASIA REGION. Revenue for the Asia Region, also substantially a new reportable segment as a result of the merger, totaled $15.8 million and $20.3 million for the three and six months ended June 30, 1999, respectively, primarily reflecting strong activity within Hong Kong representing management fees, agency leasing activity, consulting and valuation services. Operating expenses totaled $16.8 million and $22.0 million for the three and six months ended June 30, 1999, respectively. The currency valuation throughout most of the Asia Region remained stable for the periods and although recovery of the Asian markets is expected to be more protracted than originally anticipated, property prices and rents in a number of the Asia markets have begun to stabilize.

     AUSTRALASIA REGION. Revenue for the Australasia Region, a new reportable segment as a result of the JLW merger and the acquisition of Compass, totaled $17.6 million and $22.9 million for the three and six months ended June 30, 1999, respectively. Operating expenses totaled $14.9 million and $21.5 million for the three and six months ended June 30, 1999, respectively. The Australasia Region operations continue to benefit from several positive trends, including the outsourcing of property management functions by corporations and a strengthening in the Australian dollar against the U.S. dollar.

INTEREST EXPENSE

     Interest expense increased $4.4 million to $4.7 million for the three months ended June 30, 1999 and increased $6.8 million to $7.3 million for the six months ended June 30, 1999 from the prior year periods, primarily as a result of the acquisition of Compass and the related borrowings on the acquisition facility, and to a lesser extent, to additional borrowings on the revolving credit facilities as a result of the transition and integration charges associated with the acquisition of Compass and merger with JLW.

BENEFIT FOR INCOME TAXES

     The benefit for income taxes increased $10.0 million to $5.5 million for the three months ended June 30, 1999 and increased $21.4 million to $19.0 million for the six months ended June 30, 1999 from a provision of $4.6 million and $2.4 million, respectively, in the prior year periods, primarily as a result of the increased net loss, exclusive of the compensation expense associated with the issuance of shares to former JLW employees in connection with the merger, at an effective tax rate of 38%. In addition, a benefit has been recognized on a portion of the stock compensation expense, which is largely non-deductible for tax purposes, based on the rates prevailing in applicable countries.

NET LOSS

     The net loss for the three months ended June 30, 1999 totaled $37.7 million compared to net income of $7.3 million in the prior year period. The net loss for the six months ended June 30, 1999 totaled $93.1 million compared to net income of $3.9 million for the prior year period. The increase in net loss compared to the prior year periods is predominantly a result of the merger related non-recurring charges, in addition to the effects on operations previously discussed by segment.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, Jones Lang LaSalle has financed its operations and acquisition and co-investment activities with internally generated funds, the common stock of the company and borrowings under credit facilities. As of June 30, 1999 our existing five year unsecured $150 million revolving credit facility and our $175 million credit facility, used exclusively to finance the acquisition of Compass, were fully drawn, including the impact of letters of credit. In May 1999 we obtained a short-term facility of $45 million (collectively, the "Facilities") with an original maturity of July 31, 1999 which had an outstanding balance of $2.8 million at June 30, 1999.

     We are currently holding discussions with our lenders regarding appropriate forms of long-term capitalization, including increasing and extending the maturity on our revolving credit facility. As we continue discussions with our lenders to increase our existing revolving facility, the maturity on the short-term facility was extended to September 30, 1999.

There can be no assurances as to the terms and conditions with regard to any modification to the revolving credit facility. The revolving credit facility and the short-term credit facility are available for working capital, co-investment, and acquisitions.

     Jones Lang LaSalle has the right to extend the $175 million credit facility to September 21, 2000. Management had anticipated repaying a portion of this facility with the proceeds from an equity offering. With the significant decrease in our stock price, Jones Lang LaSalle no longer expects to be able to access capital from the equity markets at a price acceptable to management in the immediate future. As such, we are currently discussing alternatives with our lenders to renegotiate the terms of this debt, however, there can be no assurances as to the terms and conditions.

     The Facilities are guaranteed by certain of our subsidiaries. We must maintain a certain level of consolidated net worth and ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"), and must meet a minimum fixed charge coverage ratio. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities or disposing of a significant portion of our assets, and are subject to lender approval on certain levels of co-investment. For the twelve month period ended
June 30, 1999, we exceeded the required ratio of funded debt to EBITDA, and the lenders under the Facilities provided waivers. In our discussion with our lenders regarding the renegotiations of our Facilities, management is addressing the adequacy of current covenants contained in the existing credit agreements. The Facilities bear variable rates of interest based on market rates. Jones Lang LaSalle uses interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate. Our effective interest rate on the Facilities was 5.82% and 5.83% for the three and six months ended June 30, 1999, respectively.

     Jones Lang LaSalle has additional access to liquidity via various overdraft facilities and short-term credit facilities in Europe, Asia, and Australia. The aggregate amount available under these facilities approximates $37.6 million, of which $12.5 million was outstanding at June 30, 1999. Borrowings on these facilities are currently limited to $25 million under the terms of the credit agreements governing the Facilities.

     Management believes that in order to meet our future capital and liquidity requirements, it will be necessary to renegotiate our existing credit facilities. Based on current operating plans, cash generated from operations is anticipated to be very strong for the remainder of 1999. However, permanent financing needs to be obtained for the significant disbursements related to opportunities generated from the merger with JLW and acquisition of Compass. These disbursements include merger and integration costs, one-time capital expenditures to establish a global platform, and the funding of a world wide co-investment program.

     During the six months ended June 30, 1999, cash flows used in operating activities totaled $98.8 million compared to cash flows provided by operations of $2.2 million in the prior year period. The increased use is primarily a result of increased operating expenses resulting from the acquisition of Compass and the merger with JLW, and the related payment of integration, transition and transaction costs associated with the transactions, and, in addition to the significantly higher operating loss at June 30, 1999 as compared to the prior year period. To a lesser extent, the increased use is due to higher bonus accruals at December 31, 1998 as compared to December 31, 1997, which are paid in the first quarter of the following year.

     Jones Lang LaSalle expects to continue to pursue co-investment opportunities with investment management clients, for which the holding period typically ranges from three to seven years. While this program remains very important to the continued growth of the Investment Management segment, the future commitment to co-investment is completely discretionary and can be increased or decreased based on the availability of capital and other factors. The performance of the Investment Management segment would likely be negatively impacted if a substantial decrease in co-investing were to occur. Management anticipates that co-investment activity within the Americas and Europe regions will increase with potential expansion into Asia and Australasia, as appropriate opportunities arise. This strategy should serve to grow the assets under management, generate returns on investment and create potential opportunities to provide other services. Such co-investments are represented by non-controlling general partner and limited partner interests. In addition to a share of investment returns, we typically earn investment management fees, and in some cases, property management and leasing fees on these investments. The equity earnings from these co-investments have had a relatively small impact on our current earnings and cash flow. However, our increased participation could increase fluctuations in our net earnings and cash flow as a result of the timing and magnitude of the gains or losses and potential performance fees, if any, to be recognized upon the disposition of these assets. In certain of these investments, we will not have complete discretion to control the timing of the disposition of such investments. As of June 30, 1999, we had a total investment of $53.1 million in 31 separate property or fund co-investments with additional capital commitments of $10.2 million for future fundings of co-investments.

     We anticipate that 1999 total capital expenditures will be approximately $48 to $55 million which is significantly higher than prior years or expected annual expenditures in 2000 and beyond. The increased level of expenditures in the current year are associated primarily with the implementation of the JD Edwards property accounting and information system, the integration of a global accounting system, and office consolidations related to the recent merger and acquisition.

     Net cash used in investing activities was $1.7 million for the six months ended June 30, 1999 compared with net cash used in investing activities of $31.0 million in the prior year period. The decreased use of cash of $24.8 million is primarily attributable to the significant co-investment activity in 1998, including our $18.8 million investment in LaSalle Hotel Properties, partially offset by increased expenditures on capital during 1999 as a result of the JLW merger and acquisition of Compass, and the related consolidation of corporate offices, and the continued customization and implementation of the JD Edwards property accounting and information system.

     Net cash provided by financing activities was $122.4 million for the six months ended June 30, 1999 compared with $9.8 million in the prior year period. The increase in cash flows is primarily a result of increased borrowings on our long-term credit facilities as a result of the increased use of operating cash flows, and expenditures made on office consolidations and technology enhancements.

SEASONALITY

     Historically, our revenue, operating profits and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. This seasonality is due to a calendar year-end focus, primarily in the United States on the completion of transactions, which is consistent with the real estate industry generally. In contrast, our Investment Management segment earns performance fees on client's returns on their real estate investments. Such performance fees are generally earned when the asset is disposed of, the timing of which we do not have complete discretion over. Our non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. Therefore, we typically sustain a loss in the first quarter of each calendar year, typically report a small profit or loss in the second and third quarters and record a substantial majority of our earnings in the fourth calendar quarter, barring the recognition of investment generated performance fees.

INFLATION

     Jones Lang LaSalle's operations are directly affected by various national and local economic conditions, including interest rates, the availability of credit to finance real estate transactions and the impact of tax laws. To date, we do not believe that general inflation has had a material impact on operations, as revenue, bonuses, and other variable costs related to revenue are primarily impacted by real estate supply and demand rather than general inflation.

OTHER MATTERS

     ACCOUNTING MATTERS

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" becomes effective for all fiscal quarters for fiscal years beginning after June 15, 2000 and is not expected to have a material impact on our financial statements.

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

     Renovation and Validation Phase efforts have commenced. We conduct our business primarily with commercial software purchased from third-party vendors versus in house developed software. Over the last two years, we have significantly upgraded our information systems capabilities, and are currently in the final stages of rolling out new property and client accounting systems. Continued upgrades of critical business systems provide a historically sound software infrastructure, and positively impact the degree of effort necessary related to the renovation process of converting, replacing or eliminating selected platforms, applications, databases and utilities, as well as the validation process of testing and verifying for Year 2000 readiness. The schedule for completion of these renovations and validation efforts remains on schedule with anticipated completion by the third quarter of 1999.

     The continuing Implementation Phase, which involves returning the tested systems to operational status and the development of contingency plans for critical business systems, is also anticipated to be completed by the third quarter of 1999.

     Management expects that the cost of additional modifications to our software to meet Year 2000 requirements will not be material. The total anticipated costs related to the phases previously discussed is currently projected to be approximately $6.0 million, including approximately $4.3 million of operating expenses associated with testing and other matters and $1.7 million of capital expenditures primarily representing system upgrades which provide operational benefits above and beyond Year 2000 compliance. Jones Lang LaSalle has incurred $2.1 million in operating expenses to date.

Factors that could impact our ability to make the necessary modifications or replacement of our software include, but are not limited to, the availability and cost of trained personnel and the ability of such personnel to locate and correct all relevant computer codes. If such modifications are not completed on a timely basis or are more costly to implement than anticipated, our financial condition or results of operations could be materially adversely affected.

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

     A corporate business resumption strategy has been defined to create specific response action plans throughout our organization to deal with situations which arise that could cause interruption to or have serious impact on the continuation of normal business operations. The strategy includes specific remedies and implementation plans to be instituted at the time of an emergency, and will allow our resources to effectively react to critical issues resulting from any Year 2000 related occurrences.

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

   Although we are not aware of any threatened claims related to the Year 2000, we may become subject to litigation arising from such claims, and, depending on the outcome, such litigation could have a material adverse affect on Jones Lang LaSalle. It is not clear whether our insurance coverage would be adequate to offset these and other business risks related to the Year 2000.


     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

     Jones Lang LaSalle is exposed to interest rate changes primarily as a result of our lines of credit used to maintain liquidity and to fund capital expenditures, acquisitions, co-investments and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at variable rates and enter into derivative financial instruments such as interest rate swap agreements when appropriate. We do not enter into derivative or interest rate transactions for speculative purposes.

     We have entered into interest rate swap agreements with a notional amount of $85 million providing for an average fixed interest rate of approximately 5.02% through September 21, 1999. Such interest rate swap agreements had an approximate market value of $.2 million at June 30, 1999.

The carrying value of the debt approximates its fair value. As of June 30, 1999, the outstanding borrowings on our long-term credit facilities were $327.3 million. The Facilities bear variable rates of interest based on market rates which approximated 5.82% and 5.83% for the three and six months ended June 30, 1999, including the effect of the interest rate swap agreements.

     FOREIGN CURRENCY RISK

     Jones Lang LaSalle's reporting currency is the U.S. Dollar. We transact business in various foreign currencies throughout Europe, Asia, and Australasia. The financial statements of subsidiaries outside the U.S., except those located in highly inflationary economies, are generally measured using the local currency as the functional currency. As a result, fluctuations in the U.S. Dollar relative to the other currencies in which we generate earnings can impact our business, operating results and financial condition as reported in U.S. dollars. For the three and six months ended June 30, 1999, on a pro forma basis (excluding the effect of stock compensation expense), 128% and 89% of our net loss was denominated in U.S. Dollars and (28%) and 11% was denominated in other currencies, respectively. Our revenues and expenses have primarily been earned and incurred in the currency of the location where the operations generating the revenues and expenses have occurred, thereby limiting. Our exposure to exchange rate fluctuations to some extent.

     On a limited basis, we enter into forward currency exchange contracts to manage currency risks and reduce our exposure resulting from fluctuations in the designated foreign currency associated with existing commitments, assets or liabilities. There were no forward exchange contracts in effect at June 30, 1999. We do not use foreign currency exchange contracts for trading purposes.

     DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of June 30, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented, the information presented has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest and foreign currency rates.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     Jones Lang LaSalle is a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these matters are covered by insurance. In the opinion of management, the ultimate resolution of such litigation matters is not expected to have a material adverse effect on our financial position, results of operations and liquidity.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     At the annual meeting of stockholders held on May 3, 1999, the following business was conducted:

      A.    Stockholders elected ten directors as follows:

            (i) The following two Class I Directors were elected for terms expiring at the 2001 annual meeting of stockholders and until their successors are elected and qualify:

                  Henri-Claude de Bettignies: 26,270,943 votes for and 335,513 votes withheld.
                  Earl E. Webb: 26,270,943 votes for and 335,513 votes withheld.

            (ii) The following five Class II Directors were elected for terms expiring at the 2002 annual meeting of stockholders and until their successors are elected and qualify:

                  David K.P. Li: 26,270,943 votes for and 335,513 votes withheld.
                  Christopher A. Peacock: 26,270,943 votes for and 335,513 votes withheld.
                  Clive J. Pickford: 26,270,943 votes for and 335,513 votes withheld.
                  Stuart L. Scott: 26,270,838 votes for and 335,618 votes withheld.
                  John R. Walter: 26,270,643 votes for and 335,813 votes withheld.

            (iii) The following three Class III Directors were elected for terms expiring at the 2000 annual meeting of stockholders and until their successors are elected and qualify:

                  Derek A. Higgs: 26,270,943 votes for and 335,513 votes withheld.
                  Peter H.T. Lee: 26,270,943 votes for and 335,513 votes withheld.
                  Michael J. Smith: 26,270,943 votes for and 335,513 votes withheld.

      B. Stockholders ratified the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 as follows:

                  Votes for:        16,758,943
                  Votes against:         2,814
                  Votes abstained:   9,844,699

     ITEM 5.   OTHER MATTERS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in (i) each of the Quarterly Reports on Form 10-Q for the quarter ended June 30, 1999 and March 31, 1999, in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 3. "Quantitative and Qualitative Disclosures About Market Risk", and elsewhere, (ii) our Annual Report on Form 10-K for the year ended December 31, 1998, in Item 1. "Business", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7A. "Quantitative and Qualitative Disclosures About Market Risk", and elsewhere, and (iii) our Proxy Statement dated February 4, 1999 under the captions "Risk Factors", "The Transactions", "The Purchase Agreements", "JLW Management's Discussion and Analysis of Financial Condition and Results of Operations of the JLW Companies", and elsewhere, and in other reports filed with the Securities and Exchange Commission. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in our expectations or results.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

     (b)  Reports on Form 8-K

      The following Form 8-Ks were filed during the 1999 second quarter.

      1. Form 8-K, dated July 8, 1999, to announce that Jones Lang LaSalle Incorporated expects to report adjusted pro forma results for the 1999 second quarter and full year that will be substantially below analyst estimates.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              JONES LANG LASALLE INCORPORATED




Dated:  August 13, 1999             BY:/S/ WILLIAM E. SULLIVAN
                                    ------------------------------
                                    William E. Sullivan
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Authorized Officer and
                                    Principal Financial Officer)

EXHIBIT INDEX


Exhibit
Number                        Description
-------                       -----------

10.1                          $45,000,000 Credit Agreement dated as of
May 4, 1999.

27.1                          Financial Data Schedule.

99.1 Jones Lang LaSalle press release announcing second quarter and year to date 1999 earnings.