Form 10-Q
period 1999-09-30
JONES LANG LASALLE INC
filed 1999-11-15
CIK 1037976

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
               Class                           November 12, 1999
               -----                           ------------------

     Common Stock ($0.01 par value)                30,188,641

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . .      3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . .     21

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk. . . . . . . . . . . . . . . . . . . . .     31


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . .     32

Item 2.     Changes in Securities and Use of Proceeds. . . . . .     32

Item 5.     Other Matters. . . . . . . . . . . . . . . . . . . .     32

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .     32

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                       JONES LANG LASALLE INCORPORATED
                         CONSOLIDATED BALANCE SHEETS

                  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                      (in thousands, except share data)
                                 (UNAUDITED)


                                           SEPTEMBER 30,     DECEMBER 31,
                                               1999             1998
                                           -------------     -----------
ASSETS
------
Current assets:
  Cash and cash equivalents. . . . . . . . .  $   21,593          16,941
  Trade receivables, net of allowances
    of $11,566 and $3,978 in 1999 and
    1998, respectively . . . . . . . . . . .     206,079         116,965
  Notes receivable and advances to
    real estate ventures . . . . . . . . . .       5,008          17,042
  Other receivables. . . . . . . . . . . . .      14,370           3,385
  Prepaid expenses . . . . . . . . . . . . .       7,394           2,185
  Other assets . . . . . . . . . . . . . . .       6,649           --
  Deferred and current tax benefit . . . . .      46,805           9,926
                                              ----------       ---------
          Total current assets . . . . . . .     307,898         166,444

Property and equipment, at cost,
  less accumulated depreciation of
  $51,010 and $35,859 in 1999
  and 1998, respectively . . . . . . . . . .      68,783          28,773

Intangibles resulting from
  business acquisitions, net of
  accumulated amortization of $23,323
  and $11,961 in 1999 and 1998,
  respectively . . . . . . . . . . . . . . .     375,578         229,437
Investments in real estate ventures. . . . .      56,830          52,976
Long-term receivables, net . . . . . . . . .      10,666          10,950
Prepaid pension asset. . . . . . . . . . . .      19,421           --
Other assets, net. . . . . . . . . . . . . .       3,203           2,341
                                              ----------      ----------
                                              $  842,379         490,921
                                              ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and
    accrued liabilities. . . . . . . . . . .  $   60,644          51,101
  Accrued compensation . . . . . . . . . . .     108,840          58,398
  Short-term borrowings. . . . . . . . . . .      10,478           --
  Other liabilities. . . . . . . . . . . . .      38,824           8,324
                                              ----------      ----------
          Total current liabilities. . . . .     218,786         117,823

Long-term liabilities:
  Credit facilities. . . . . . . . . . . . .     323,994         202,923
  Deferred tax liability . . . . . . . . . .       4,584           --
  Other. . . . . . . . . . . . . . . . . . .       3,456             603

Commitments and contingencies
                                              ----------      ----------
          Total liabilities. . . . . . . . .     550,820         321,349

                       JONES LANG LASALLE INCORPORATED
                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                      (in thousands, except share data)
                                 (UNAUDITED)


                                           SEPTEMBER 30,     DECEMBER 31,
                                              1999              1998
                                          -------------      -----------
Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    30,188,641 shares issued and
    outstanding. . . . . . . . . . . . . . .         303             163
  Additional paid-in capital . . . . . . . .     445,761         123,543
  Deferred stock compensation. . . . . . . .     (93,293)          --
  Unallocated ESOT shares. . . . . . . . . .          (9)          --
  Retained earnings (deficit). . . . . . . .     (65,264)         44,792
  Accumulated other comprehensive
    income . . . . . . . . . . . . . . . . .       4,061           1,074
                                              ----------      ----------
          Total stockholders' equity . . . .     291,559         169,572
                                              ----------      ----------
                                              $  842,379         490,921
                                              ==========      ==========









































        See accompanying notes to consolidated financial statements.

                                          JONES LANG LASALLE INCORPORATED
                           CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                         (in thousands, except share data)
                                                    (UNAUDITED)

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30                   SEPTEMBER 30
                                                        -------------------------      -------------------------
                                                           1999           1998           1999            1998
                                                        ----------     ----------     ----------      ----------
Revenue:
  Fee-based services . . . . . . . . . . . . . . . . . .$  190,979         63,611        467,449         186,067
  Equity in earnings from unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . . .     2,371            466          4,422           2,340
  Other income . . . . . . . . . . . . . . . . . . . . .       822            755          2,866           1,702
                                                        ----------     ----------     ----------      ----------
        Total revenue. . . . . . . . . . . . . . . . . .   194,172         64,832        474,737         190,109

Operating expenses:
  Compensation and benefits. . . . . . . . . . . . . . .   135,170         37,739        335,249         116,775
  Operating, administrative and other. . . . . . . . . .    36,587         16,265        115,177          50,057
  Depreciation and amortization. . . . . . . . . . . . .     9,665          2,599         26,726           8,177
                                                        ----------     ----------     ----------      ----------
        Total operating expenses before merger
          related non-recurring charges. . . . . . . . .   181,422         56,603        477,152         175,009
                                                        ----------     ----------     ----------      ----------
Merger related non-recurring charges:
  Stock compensation expense . . . . . . . . . . . . . .    14,942          --            82,383           --
  Integration and transition expenses. . . . . . . . . .    10,800          --            32,989           --
                                                        ----------     ----------     ----------      ----------
        Total merger related non-recurring
          charges. . . . . . . . . . . . . . . . . . . .    25,742          --           115,372           --
                                                        ----------     ----------     ----------      ----------
        Total operating expenses . . . . . . . . . . . .   207,164         56,603        592,524         175,009
                                                        ----------     ----------     ----------      ----------
        Operating income (loss). . . . . . . . . . . . .   (12,992)         8,229       (117,787)         15,100

Interest expense . . . . . . . . . . . . . . . . . . . .     4,967            413         12,312             992
                                                        ----------     ----------     ----------      ----------
        Earnings (loss) before provision
          (benefit) for income taxes . . . . . . . . . .   (17,959)         7,816       (130,099)         14,108

Net provision (benefit) for income taxes . . . . . . . .    (1,022)         3,010        (20,043)          5,432
                                                        ----------     ----------     ----------      ----------
        Net earnings (loss). . . . . . . . . . . . . . .$  (16,937)         4,806       (110,056)          8,676
                                                        ==========     ==========     ==========      ==========




                                          JONES LANG LASALLE INCORPORATED
                     CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                         (in thousands, except share data)
                                                    (UNAUDITED)



                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30                   SEPTEMBER 30
                                                        -------------------------      -------------------------
                                                           1999           1998           1999            1998
                                                        ----------     ----------     ----------      ----------

Other comprehensive income,
 net of tax:
  Foreign currency translation
    adjustments. . . . . . . . . . . . . . . . . . . . .$    2,881            244          2,987             542
                                                        ----------     ----------     ----------      ----------

Comprehensive income (loss). . . . . . . . . . . . . . .$  (14,056)         5,050       (107,069)          9,218
                                                        ==========     ==========     ==========      ==========

Basic earnings (loss) per common share . . . . . . . . .$    (0.70)          0.30          (4.98)           0.54
                                                        ==========     ==========     ==========      ==========

Weighted average shares outstanding. . . . . . . . . . .24,110,884     16,230,358     22,109,143      16,210,340
                                                        ==========     ==========     ==========      ==========


Diluted earnings (loss) per common share . . . . . . . .$    (0.70)          0.29          (4.98)           0.53
                                                        ==========     ==========     ==========      ==========

Diluted weighted average shares
  outstanding. . . . . . . . . . . . . . . . . . . . . .24,110,884     16,446,906     22,109,143      16,403,225
                                                        ==========     ==========     ==========      ==========











                           See accompanying notes to consolidated financial statements.

                                          JONES LANG LASALLE INCORPORATED
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              PERIODS ENDED SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                         (in thousands, except share data)
                                                    (UNAUDITED)

                                                                    Deferred                Effect of
                            Common Stock     Additional  Retained    Stock     Unallocated  Cumulative
                         -------------------   Paid-In   Earnings   Compen-       ESOT     Translation
                          Shares      Amount   Capital   (Deficit)  sation       Shares     Adjustment     Total
                        ----------    ------ ----------  --------- ---------- ------------ -----------   ---------
Balances at
  December 31,
  1997 . . . . . . . . .16,200,000    $ 162    121,778     24,327       --          --            630     146,897

   Net earnings. . . . .     --         --       --        20,465       --          --           --        20,465
   Shares issued
    under stock
    purchase plan. . . .    64,176        1      1,765       --         --          --           --         1,766
   Other . . . . . . . .     --         --       --          --         --          --            444         444
                        ----------    -----   --------     ------    --------     -------      ------    --------
Balances at
 December 31, 1998 . . .16,264,176      163    123,543     44,792       --          --          1,074     169,572

   Net loss. . . . . . .     --         --       --      (110,056)      --          --          --       (110,056)
   Shares issued in
    connection with:
     Stock option
      plan . . . . . . .    21,292      --         495      --          --          --          --            495
     Stock purchase
      programs . . . . .    93,981         1     2,630      --          --          --          --          2,631

   Share activity
    related to JLW
    merger:
     Shares issued
      at closing . . . .14,254,116      143    355,233      --       (160,253)         (9)      --        195,114
     Adjustment
      shares sub-
      sequently
      retained . . . . .  (444,924)      (4)    (8,298)     --          --          --          --         (8,302)





                                          JONES LANG LASALLE INCORPORATED
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        PERIODS ENDED SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 - CONTINUED
                                         (in thousands, except share data)
                                                    (UNAUDITED)



                                                                    Deferred                Effect of
                            Common Stock     Additional  Retained    Stock     Unallocated  Cumulative
                         -------------------   Paid-In   Earnings   Compen-       ESOT     Translation
                          Shares      Amount   Capital   (Deficit)  sation       Shares     Adjustment     Total
                        ----------    ------ ----------  --------- ---------- ------------ -----------   ---------

   Stock compensa-
     tion adjustments. .     --         --     (27,842)     --         22,859       --          --         (4,983)
   Amortization of
     deferred stock
     compensation. . . .     --         --       --         --         44,101       --          --         44,101
   Other . . . . . . . .     --         --       --         --          --          --          2,987       2,987
                        ----------    -----   --------    -------    --------     -------      ------    --------

Balances at
  September 30, 1999 . .30,188,641    $ 303    445,761    (65,264)    (93,293)         (9)      4,061     291,559
                        ==========    =====   ========    =======    ========     =======      ======    ========






















                           See accompanying notes to consolidated financial statements.

                       JONES LANG LASALLE INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                   (in thousands, unless otherwise noted)
                                 (UNAUDITED)



                                                        1999       1998
                                                     ---------   --------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . $(110,056)     8,676
  Reconciliation of net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization. . . . . . . . . .    26,726      8,177
    Equity in earnings from unconsolidated
      ventures . . . . . . . . . . . . . . . . . . .    (4,422)    (2,340)
    Provision for loss on receivables and
      other assets . . . . . . . . . . . . . . . . .     1,544      1,218
    Stock compensation expense . . . . . . . . . . .    81,942      --
  Changes in:
    Receivables. . . . . . . . . . . . . . . . . . .    33,941      5,683
    Prepaid expenses and other assets. . . . . . . .    (4,146)      (817)
    Deferred and current tax benefit . . . . . . . .   (24,929)     --
    Accounts payable, accrued liabilities and
      compensation and other liabilities . . . . . .  (109,784)    (4,841)
                                                     ---------   --------
        Net cash (used in) provided by
          operating activities . . . . . . . . . . .  (109,184)    15,756

Cash flows provided by (used in) investing
 activities:
  Net capital additions - property and
    equipment. . . . . . . . . . . . . . . . . . . .   (23,641)   (11,790)
  Cash balances assumed in Jones Lang Wootton
    merger, net of cash paid and transaction
    costs (Note 4) . . . . . . . . . . . . . . . . .    10,094      --
  Other acquisitions, net of cash acquired
    and transaction costs. . . . . . . . . . . . . .    (3,003)    (5,465)
  Investments in real estate ventures:
    Capital contributions and advances to
      real estate ventures . . . . . . . . . . . . .    (8,963)   (45,965)
    Distributions, repayments of advances
      and sale of investments. . . . . . . . . . . .    25,055      3,411
                                                     ---------   --------
        Net cash used in investing
          activities . . . . . . . . . . . . . . . .      (458)   (59,809)

Cash flows provided by financing activities:
  Net borrowings under long-term credit
    facilities . . . . . . . . . . . . . . . . . . .   114,381     28,442
  Common stock issued under stock option plan. . . .       495      --
                                                     ---------   --------
        Net cash provided by financing activities. .   114,876     28,442

                       JONES LANG LASALLE INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                   (in thousands, unless otherwise noted)
                                 (UNAUDITED)



                                                       1999         1998
                                                     ---------    --------
Effects of foreign currency translation on
  cash balances. . . . . . . . . . . . . . . . . .        (582)        165
                                                     ---------    --------
        Net increase (decrease) in
          cash and cash equivalents. . . . . . . .       4,652     (15,446)

Cash and cash equivalents, beginning of period . .      16,941      30,660
                                                     ---------    --------
Cash and cash equivalents, end of period . . . . .   $  21,593      15,214
                                                     =========    ========



Supplemental disclosure of cash flow information:

     Combined interest paid was $13,524 and $935 for the periods ended September 30, 1999 and 1998, respectively.

     Taxes paid were $13,077 and $1,930 for the periods ended September 30, 1999 and 1998, respectively.





































        See accompanying notes to consolidated financial statements.

                       JONES LANG LASALLE INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1999 AND 1998
                 (in millions, except where otherwise noted)
                                 (UNAUDITED)


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

(2)  INTERIM INFORMATION

     The consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be obtained for the full fiscal year.

     Certain amounts have been reclassified to conform with the September 30, 1999 presentation.

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

(4)  JONES LANG WOOTTON MERGER

     In accordance with the purchase and sale agreements, the Company issued 14.3 million shares of its common stock on March 11, 1999, plus $6.2 million in cash (collectively, the "Consideration") in connection with the acquisition of the property and asset management, advisory and other real estate businesses operated by a series of JLW partnerships and corporations in Europe, Asia, Australia, North America and New Zealand. Approximately
12.5 million of the shares were issued to former JLW equity owners (having both direct and indirect ownership) and 1.8 million of the shares were placed in an employee ownership trust ("ESOT") to be distributed by December 31, 2000 to selected employees of the former JLW entities. Issuance of the shares was not registered under the U.S. securities laws, and the shares are generally subject to a contractual one-year restriction on sale.

     Included in the 14.3 million shares originally issued were 1.2 million shares which were subject to a post-closing net worth adjustment. The procedures related to the post-closing net worth calculation were completed during the third quarter and resulted in .5 million shares being retained by the Company and an additional $.5 million in cash consideration being due to certain of the former JLW shareholders.

     The transaction, which was principally structured as a share exchange, has been treated as a purchase and is being accounted for using both APB Opinion No. 16, "Business Combinations" and APB Opinion No. 25, "Accounting for Stock Issued to Employees" as reflected in the following table. Accordingly, JLW's operating results have been included in the Company's results as of March 1, 1999, the effective date of the merger for accounting purposes.

                                       No. of          % of Shares
     Accounting Method                 Shares            Issued
     -----------------                --------         -----------

     APB Opinion No. 16                  7.2                52%
     APB Opinion No. 25 -
       Fixed Award                       5.3                38%
       Variable Award                    1.3                10%
                                        ----               ----
     Net Shares Issued                  13.8               100%
                                        ====               ====

     As noted in the previous table, 7.2 million shares, or 52% of the shares issued, are subject to accounting under APB Opinion No. 16. The value of those shares totaled $142.1 million for accounting purposes based on the five-day average closing stock price surrounding the date the financial terms of the merger with JLW were substantially complete, discounted at a rate of 20% for transferability restrictions. The value of the shares, in addition to a cash payment of approximately $6.2 million and capitalizable transaction costs of approximately $15.9 million were allocated to the identifiable assets and liabilities acquired, based on management's estimate of fair value, which totaled $246.9 million and $238.5 million, respectively. Included in the assets acquired is $32.0 million in cash. The resulting excess purchase price of $155.8 million was allocated to goodwill which is being amortized on a straight-line basis over 40 years based on management's estimate of useful lives.

     The remaining 6.6 million shares, or 48% of the shares issued, and $.4 million in cash paid are subject to accounting under APB Opinion No.
25. Accordingly, shares issued are being accounted for as compensation expense or deferred compensation expense to the extent they are subject to forfeiture or vesting provisions. Included in the 6.6 million shares are 1.3 million shares that are subject to variable stock award plan accounting. The remaining 5.3 million shares and the $.4 million in cash paid are subject to fixed stock award plan accounting. Compensation expense incurred for the three and nine months ended September 30, 1999 totaled $14.9 million and $82.4 million, respectively, inclusive of the compensation expense recognized at closing and the amortization of deferred compensation for the periods.

(5)  SUBSEQUENT EVENT

     On October 27, 1999, the Company closed a new $380 million unsecured credit agreement. The agreement includes a $223.5 million three-year revolving facility and a $156.5 million term facility due October 15, 2000 (collectively, the "New Facilities"). The Company is authorized under the agreement to increase the revolving facility up to a total of $250 million and the term facility up to a total of $175 million through the expansion of its existing bank group. The New Facilities replace the Company's five year unsecured $150 million revolving credit facility, $175 million term credit facility and $30 million short-term facility (the "Existing Facilities"). The revolving facility is available for working capital, co-investments and acquisitions.

     The New Facilities are guaranteed by certain of the Company's subsidiaries. The Company must maintain a certain level of consolidated net work and a ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"). The Company must also meet a minimum interest coverage ratio, minimum liquidity ratio, and minimum EBITDA. Additionally, the Company is restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the New Facilities, disposing of a significant portion of its assets, and paying dividends until the term facility is repaid. Lender approval is required for certain levels of co-investment. The New Facilities bear variable rates of interest based on market rates. The Company uses interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate. The effective interest rate on the Existing Facilities was 6.23% and 5.99% for the three and nine months ended September 30, 1999, respectively, including the effect of interest rate swap agreements.

(6)  EARNINGS PER SHARE

     The basic and diluted losses per common share were calculated based on basic weighted average shares outstanding of 24.1 million and 22.1 million for the three and nine months ended September 30, 1999, respectively. Consideration shares issued as a result of the merger with JLW, to the extent included, have been weighted as of March 11, 1999. As a result of the operating loss incurred for the period, diluted weighted average shares outstanding for the three and nine months ended September 30, 1999 do not give effect to common stock equivalents, consisting principally of consideration shares issued in connection with the JLW merger that are subject to vesting provisions or are contingently returnable, as to do so would be anti-dilutive. Basic earnings per share was based on weighted average shares outstanding of 16.2 million for both the three and nine month periods ended September 30, 1998. Diluted earnings per share was based on weighted average shares outstanding of 16.4 million for the three and nine month periods ended September 30, 1998, which reflects an increase of .2 million shares primarily representing the dilutive effect of outstanding stock options whose exercise price was less than the average market price of the Company's stock for the period, and, to a lesser extent, the dilutive effect of shares to be issued under the Company's employee stock benefit plans.

(7)  BUSINESS SEGMENTS

     As a result of the merger with JLW, the Company is managing its business along a combination of functional and geographic lines. Accordingly, operations have been classified into six business segments, two global functional businesses: (i) Investment Management and (ii) Hotel Services; and four geographic regions consisting of the: (iii) Americas;
(iv) Europe; (v) Asia; and (vi) Australasia. The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals. The Hotels Services segment provides strategic advisory, sales, acquisition and asset management services related solely to hotel, conference and resort properties. The geographic regions of the Americas, Europe, Asia and Australasia each provide Owner and Occupier Services which consist primarily of tenant representation and agency leasing, investment disposition and acquisition, and valuation services (collectively, "implementation services") and property, facility, development and project management services (collectively, "management fees"). Results for 1998 have been realigned based upon the current business segments.

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

     Summarized unaudited financial information by business segment for the three and nine month periods ended September 30, 1999 and 1998 is as follows ($ in thousands):

                                                                        SEGMENT OPERATING RESULTS
                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30                    SEPTEMBER 30
                                                         ------------------------       ------------------------
                                                            1999           1998           1999            1998
                                                         ---------       --------      ---------        --------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services. . . . . . . . . . . . . . .$   43,010         27,991         81,617          66,070
    Management fees. . . . . . . . . . . . . . . . . . .    26,257         17,392         81,606          48,602
    Equity earnings. . . . . . . . . . . . . . . . . . .       178            (47)           279             (53)
    Other services . . . . . . . . . . . . . . . . . . .     2,901          3,003          7,394           6,121
    Intersegment revenue . . . . . . . . . . . . . . . .     1,619            622          1,759             928
                                                        ----------     ----------     ----------      ----------
                                                            73,965         48,961        172,655         121,668
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . . .    61,895         40,879        179,412         117,949
    Depreciation and amortization. . . . . . . . . . . .     5,076          1,573         15,152           4,790
                                                        ----------     ----------     ----------      ----------
          Operating income (loss). . . . . . . . . . . .$    6,994          6,509        (21,909)         (1,071)
                                                        ==========     ==========     ==========      ==========

 EUROPE
  Revenue:
    Implementation services. . . . . . . . . . . . . . .$   44,998            420        106,867             543
    Management fees. . . . . . . . . . . . . . . . . . .    22,216          --            52,047           --
    Equity earnings. . . . . . . . . . . . . . . . . . .      (132)         --              (225)          --
    Other services . . . . . . . . . . . . . . . . . . .       713             17          4,900             167
                                                        ----------     ----------     ----------      ----------
                                                            67,795            437        163,589             710
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . . .    65,230            141        146,605             710
    Depreciation and amortization. . . . . . . . . . . .     2,399          --             5,371           --
                                                        ----------     ----------     ----------      ----------
          Operating income . . . . . . . . . . . . . . .$      166            296         11,613           --
                                                        ==========     ==========     ==========      ==========





                                                                        SEGMENT OPERATING RESULTS
                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30                    SEPTEMBER 30
                                                         ------------------------       ------------------------
                                                            1999           1998           1999            1998
                                                         ---------       --------      ---------        --------
 AUSTRALASIA
  Revenue:
    Implementation services. . . . . . . . . . . . . . .$    8,822          --            23,978           --
    Management fees. . . . . . . . . . . . . . . . . . .     4,668          --            11,483           --
    Other services . . . . . . . . . . . . . . . . . . .     1,011          --             1,917           --
                                                        ----------     ----------     ----------      ----------
                                                            14,501          --            37,378           --
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . . .    13,095          --            33,679           --
    Depreciation and amortization. . . . . . . . . . . .       336          --             1,234           --
                                                        ----------     ----------     ----------      ----------
          Operating income . . . . . . . . . . . . . . .$    1,070          --             2,465           --
                                                        ==========     ==========     ==========      ==========

 ASIA
  Revenue:
    Implementation services. . . . . . . . . . . . . . .$    9,772            118         20,472             333
    Management fees. . . . . . . . . . . . . . . . . . .     5,861          --            13,642           --
    Other services . . . . . . . . . . . . . . . . . . .     1,543              2          3,346               3
                                                        ----------     ----------     ----------      ----------
                                                            17,176            120         37,460             336
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . . .    13,878            519         34,708           1,322
    Depreciation and amortization. . . . . . . . . . . .       864              6          2,020              16
                                                        ----------     ----------     ----------      ----------
          Operating income (loss). . . . . . . . . . . .$    2,434           (405)           732          (1,002)
                                                        ==========     ==========     ==========      ==========
 HOTEL SERVICES -
  Revenue:
    Implementation services. . . . . . . . . . . . . . .$    2,511          --             5,611           --
    Management fees. . . . . . . . . . . . . . . . . . .       470          --               943           --
    Other services . . . . . . . . . . . . . . . . . . .       734          --             1,196           --
                                                        ----------     ----------     ----------      ----------
                                                             3,715          --             7,750           --
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . . .     3,182          --             7,721           --
    Depreciation and amortization. . . . . . . . . . . .        45          --               106           --
                                                        ----------     ----------     ----------      ----------
          Operating income (loss). . . . . . . . . . . .$      488          --               (77)          --
                                                        ==========     ==========     ==========      ==========




                                                                        SEGMENT OPERATING RESULTS
                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30                    SEPTEMBER 30
                                                         ------------------------       ------------------------
                                                            1999           1998           1999            1998
                                                         ---------       --------      ---------        --------
 INVESTMENT MANAGEMENT -
  Revenue:
    Implementation services. . . . . . . . . . . . . . .$    2,078            845          8,115           3,524
    Advisory fees. . . . . . . . . . . . . . . . . . . .    14,153         14,192         44,957          61,489
    Equity earnings. . . . . . . . . . . . . . . . . . .     2,325            513          4,368           2,393
    Other services . . . . . . . . . . . . . . . . . . .        83            386            224             917
                                                        ----------     ----------     ----------      ----------
                                                            18,639         15,936         57,664          68,323
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . . . . . . .    16,096         13,087         50,060          47,779
    Depreciation and amortization. . . . . . . . . . . .       945          1,020          2,843           3,371
                                                        ----------     ----------     ----------      ----------
          Operating income . . . . . . . . . . . . . . .$    1,598          1,829          4,761          17,173
                                                        ==========     ==========     ==========      ==========

Total segment revenue. . . . . . . . . . . . . . . . . .$  195,791         65,454        476,496         191,037
Intersegment revenue eliminations. . . . . . . . . . . .    (1,619)          (622)        (1,759)           (928)
                                                        ----------     ----------     ----------      ----------
          Total revenue. . . . . . . . . . . . . . . . .$  194,172         64,832        474,737         190,109
                                                        ==========     ==========     ==========      ==========

Total segment operating expenses . . . . . . . . . . . .$  183,041         57,225        478,911         175,937
Intersegment operating expense
  eliminations . . . . . . . . . . . . . . . . . . . . .    (1,619)          (622)        (1,759)           (928)
                                                        ----------     ----------     ----------      ----------
          Total operating expenses
            before merger related
            non-recurring charges. . . . . . . . . . . .$  181,422         56,603        477,152         175,009
                                                        ==========     ==========     ==========      ==========
          Operating income (loss)
            before merger related
            non-recurring charges. . . . . . . . . . . .$   12,750          8,229         (2,415)         15,100
                                                        ==========     ==========     ==========      ==========



(8)  PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

     The following Pro Forma results for the nine months ended
September 30, 1999 give effect to the merger with JLW as if it occurred on January 1, 1999. Jones Lang LaSalle Actual results reflect the results of operations of the LaSalle Partners' businesses for the two months ended February 28, 1999 and the operations of the merged Jones Lang LaSalle businesses for the period from March 1, 1999 to September 30, 1999. JLW Results reflect operating results for each of the JLW companies for the two months ended February 28, 1999, as adjusted for market compensation, taxes and other costs associated with the integration of the companies. Acquisition Adjustments represent the impact of the additional amortization of goodwill resulting from the merger, and income taxes as if the Company was taxable for the period at an effective tax rate of 38%. Merger-Related Adjustments reflect the additional non-cash compensation expense associated with certain shares issued in connection with the JLW merger and the related income tax effect as if the merger had occurred on January 1, 1999.

Pro Forma weighted average shares outstanding include shares issued in connection with the merger with JLW, excluding those shares which are contingently returnable or subject to vesting provisions, as though they were issued on January 1, 1999.

     The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The pro forma consolidated financial statements are not necessarily indicative of what the actual results of operations would have been for the nine month period ended September 30, 1999 had the JLW merger been completed as of the date indicated nor does it purport to represent the future financial position or results of operations of the Company.

                                                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                               --------------------------------------------------------------------------------
                                  Jones Lang                                             Merger-
                                   LaSalle        JLW       Acquisition   Adjusted       Related
                                    Actual       Results    Adjustments   Pro Forma    Adjustments    Pro Forma
                                 ----------   ----------    -----------  ----------    -----------   ----------
Revenue:
  Fee-based services . . . . .   $  467,449       58,039         --         525,488         --          525,488
  Equity in earnings from uncon-
    solidated ventures . . . .        4,422        --            --           4,422         --            4,422
  Other income . . . . . . . .        2,866          421         --           3,287         --            3,287
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Total revenue. . . . .      474,737       58,460         --         533,197         --          533,197

Operating expenses:
  Compensation and benefits. .      335,249       43,610         --         378,859         --          378,859
  Operating, administrative
    and other. . . . . . . . .      115,177       18,360         --         133,537         --          133,537
  Depreciation and
    amortization . . . . . . .       26,726        2,197           850       29,773         --           29,773
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Total operating
          expenses before
          merger related non-
          recurring charges. .      477,152       64,167           850      542,169         --          542,169
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Operating loss before
          merger related non-
          recurring charges. .       (2,415)      (5,707)         (850)      (8,972)        --           (8,972)

  Merger related non-recurring
   charges:
    Stock compensation
      expense. . . . . . . . .       82,383        --            --          82,383           234        82,617
    Integration and transition
      expense. . . . . . . . .       32,989       12,325         --          45,314         --           45,314
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Total merger related
          non-recurring
          charges. . . . . . .      115,372       12,325         --         127,697           234       127,931
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Total operating
          expenses . . . . . .      592,524       76,492           850      669,866           234       670,100
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Operating loss . . . .     (117,787)     (18,032)         (850)    (136,669)         (234)     (136,903)

  Interest expense, net. . . .       12,312          (93)        --          12,219         --           12,219
                                 ----------   ----------    ----------   ----------    ----------    ----------




                                  Jones Lang                                             Merger-
                                   LaSalle        JLW       Acquisition   Adjusted       Related
                                    Actual       Results    Adjustments   Pro Forma    Adjustments    Pro Forma
                                 ----------   ----------    -----------  ----------    -----------   ----------
        Loss before benefit
          for income taxes . .     (130,099)     (17,939)         (850)    (148,888)         (234)     (149,122)

  Net benefit for income
    taxes. . . . . . . . . . .      (20,043)      (2,133)         (323)     (22,499)         (189)      (22,688)
                                 ----------   ----------    ----------   ----------    ----------    ----------
        Net loss . . . . . . .   $ (110,056)     (15,806)         (527)    (126,389)          (45)     (126,434)
                                 ==========   ==========    ==========   ==========    ==========    ==========


  Basic loss per common share.   $    (4.98)                                                         $    (5.26)
                                 ==========                                                          ==========
  Weighted average shares
    outstanding. . . . . . . .   22,109,143                                                          24,057,044
                                 ==========                                                          ==========

  Diluted loss per common
    share. . . . . . . . . . .   $    (4.98)                                                         $    (5.26)
                                 ==========                                                          ==========
  Diluted weighted average
    shares outstanding . . . .   22,109,143                                                          24,057,044
                                 ==========                                                          ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Jones Lang LaSalle Incorporated (the "Company"; formerly LaSalle Partners Incorporated) is a leading full-service real estate services firm that provides investment management, hotel acquisition, disposition, strategic advisory and valuation, property management, corporate property services, development services, project management, tenant and agency leasing, investment disposition, acquisition, financing and capital placement services on a local, regional and global basis. With over 6,000 employees in 98 key markets spanning 34 countries and five continents, Jones Lang LaSalle is able to satisfy local, regional and international service needs. The ability to provide this network of services around the globe was solidified effective March 11, 1999 with the merger of LaSalle Partners Incorporated and the Jones Lang Wootton ("JLW") companies.

     In accordance with the purchase and sale agreements, Jones Lang LaSalle issued 14.3 million shares of common stock, plus $6.2 million in cash (collectively, the "Consideration"). Included in the 14.3 million shares are 1.2 million shares subject to the post-closing net worth adjustment. The procedures related to the post-closing net worth calculation were completed during the third quarter and resulted in .5 million shares being retained by the Company and an additional $.5 million in cash consideration being due to certain of the former JLW shareholders. Of the original 14.3 million shares issued, approximately 12.5 million of the shares were issued to former JLW equity owners and 1.8 million shares were placed in an employee ownership trust ("ESOT") to be distributed by December 31, 2000 to selected employees of the former JLW entities. Included in the total ESOT shares are .9 million that were allocated on March 11, 1999, with the remaining .9 million shares to be allocated by December 31, 2000. Issuance of the shares was not registered under the U.S. securities laws, and the shares are generally subject to a contractual one-year restriction on sale.

     The merger, which was principally structured as a share exchange, has been treated as an acquisition and is being accounted for using both APB Opinion No. 16, "Business Combinations" and APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with the purchase and sale agreements, the merger is effective for accounting purposes as of March 1, 1999. Accordingly, the results of operations for the former JLW entities have been included in the first quarter results of Jones Lang LaSalle from that date. Giving effect to the adjustment shares retained, the following table summarizes the accounting treatment applied to the issued shares:

                                     Net           Net
                                    Shares       Shares
                                   Issued at      to be       Total Net
Accounting Method                  Closing      Allocated      Shares
-----------------                 ----------   ----------    ----------

APB Opinion No. 16 . . . . . .           7.2         --             7.2
APB Opinion No. 25 -
  Fixed Award. . . . . . . . .           4.4           .9           5.3
  Variable Award . . . . . . .           1.3         --             1.3
                                       -----        -----         -----
Net Shares Issued. . . . . . .          12.9           .9          13.8
                                       =====        =====         =====

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

     All Consideration paid to Current JLW Owners, excluding Forfeiture Shares, has been accounted for using the purchase method of accounting under APB Opinion No. 16. Such Consideration consists of 7.2 million shares and $6.2 million in cash. The shares were valued based on the average price of Jones Lang LaSalle common stock of $24.66 per share for the five day period that includes the two trading days immediately preceding, the trading day of, and the two trading days immediately following the date of substantial completion of negotiations regarding the principal financial terms of the merger (October 9, 1998) discounted at a rate of 20%, to account for transferability restrictions applicable to such shares. The total value attributed to the issuance of shares, $142.1 million, in addition to the cash payment and capitalizable transaction costs of approximately $15.9 million have been allocated to the identifiable assets and liabilities acquired with the excess value being allocated to goodwill which is being amortized over its estimated useful life of 40 years.

     Accounting under APB Opinion No. 25 is being applied to the remaining
6.6 million shares which represents all shares issued to New JLW Owners, shares allocated from the ESOT and Forfeiture Shares issued to Current JLW Owners. Shares issued or allocated from the ESOT at March 11, 1999 were valued at $35.375, the market price of Jones Lang LaSalle common stock on March 10, 1999. Shares to be allocated from the ESOT on December 31, 1999 and 2000, totaling .9 million, will be valued based on the prevailing market price of the common stock on those dates.

     Of the 5.7 million shares issued or allocated from the ESOT on March 11, 1999, after giving effect to the adjustment shares retained, 1.3 million shares, which are deemed to be contingently returnable, are being accounted for as a variable stock award plan. Such shares include Forfeiture Shares issued to the JLW Asia Shareholders (which are subject to indemnification provisions) in addition to Indemnification Shares issued to New JLW Owners and allocated from the ESOT at March 11, 1999. 1.2 million shares subject to forfeiture or vesting provisions have been accounted for as deferred compensation with compensation expense to be recognized over the forfeiture or vesting period. The value of the remaining .1 million shares was accounted for as compensation expense during 1999. Under a variable stock award plan, the amount of compensation expense and value of deferred compensation will be adjusted at the end of each quarter based on the change in stock price from the previous quarter until the final number of shares to be issued is known.

     The remaining 4.4 million shares after giving effect to the adjustment shares retained, issued or allocated from the ESOT on March 11, 1999 subject to accounting under APB Opinion No. 25 are being accounted for as a fixed stock award plan. Such shares include Forfeiture Shares issued to Current JLW Owners (excluding Forfeiture Shares issued to JLW Asia Shareholders which are subject to indemnification provisions) and New JLW Owners in addition to shares allocated from the ESOT on March 11, 1999 which are not subject to indemnity provisions. 3.4 million of those shares are subject to forfeiture or vesting provisions and have been accounted for as deferred compensation with compensation expense to be recognized over the forfeiture or vesting period. The value of the remaining 1.0 million shares, in addition to a cash payment of $.4 million, were accounted for as compensation expense during 1999.

     Compensation expense incurred for the three and nine months ended September 30, 1999 related to the issuance of shares and the amortization of deferred compensation totaled $14.9 million and $82.4 million, respectively, net of the quarterly adjustment for the change in stock price. Deferred compensation at September 30, 1999 totaled $93.3 million, including the effect of the quarterly adjustment for the change in stock price, which will be amortized into compensation expense through December 31, 2000. Such compensation expense, in addition to compensation expense anticipated to be incurred at December 31, 1999 and 2000 associated with the final allocations of ESOT shares, is expected to result in significant non-cash net losses for Jones Lang LaSalle for those periods.

RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

     Operating results for the three and nine months ended September 30, 1999 include the results of the acquired Compass businesses (the acquisition was completed in October 1998) and the results of the JLW entities effective March 1, 1999. Total revenue, after elimination of intersegment revenue, increased $129.3 million to $194.2 million for the three months ended September 30, 1999 and increased $284.6 million to $474.7 million for the nine months ended September 30, 1999 from the prior year periods, primarily as a result of these two transactions. These increases were partially offset by lower performance fees generated on the disposition of assets under management during the nine months ended September 30, 1999 as compared to the prior year period, which had high levels of performance fees. Total operating expenses, after elimination of intersegment expenses and excluding the effect of merger related non-recurring charges, increased $124.8 million to $181.4 million for the three months ended September 30, 1999 and increased $302.1 million to $477.2 million for the nine months ended September 30, 1999, as compared with the prior year periods, also substantially a result of these transactions.

     Merger related non-recurring charges totaled $25.7 million and $115.4 million for the three and nine months ended September 30, 1999, respectively. $14.9 million and $82.4 million of these charges for the three and nine months ended September 30, 1999, respectively, represent non-cash compensation expense recorded as a result of shares issued to certain former employees of JLW in connection with the merger. $10.8 million and $33.0 million of these charges represent non-recurring transition and integration costs for the three and nine months ended September 30, 1999, respectively, of which approximately $7.6 million are attributable to the integration of the acquired Compass businesses for the nine months ended September 30, 1999. The remaining transition expense relates to the merger with JLW, and represents non-capitalizable expenses such as rebranding, office consolidations, and information technology initiatives.

     The resulting operating income for the three months ended
September 30, 1999, excluding the effect of merger related non-recurring charges, totaled $12.8 million compared to $8.2 million in the prior year period. The operating loss for the nine months ended September 30, 1999, excluding the effect of merger related non-recurring charges, totaled $2.5 million compared to operating income of $15.1 million in the prior year period. The operating results for the three and nine month periods of 1999 have been negatively affected by four primary factors, (i) the seasonal nature of the operations and the compounding effect of the Compass acquisition; (ii) distractions caused by the integration of the Compass and JLW operations; (iii) increased infrastructure costs associated with the acquisition of Compass and the roll out of the JD Edwards property accounting system, and a delay in the realization of anticipated cost savings from these events; and (iv) lower performance fees generated on the disposition of certain assets under management.

     Historically, the leasing & management, corporate property services, project management and development management businesses in the Americas Region have incurred an operating loss through the third quarter of each year. This pattern was intensified with the acquisition of Compass which had the same seasonal experience and doubled the size of the Jones Lang LaSalle leasing & management portfolio. In addition, the efforts taken to fully integrate the employees and business processes of the Compass and JLW entities, specifically in the United States, resulted in a significant distraction of senior management of the Americas Region resulting in less new business generation as compared to the prior year periods. Further, this distraction resulted in a delay in capturing the anticipated synergies from the Compass acquisition as well as the benefits anticipated from the implementation of the JD Edwards property accounting system. Finally, performance fees generated on the disposition of assets under management by both the Investment Management segment and Americas Region during the nine months ended September 30, 1998 were well above those generated during the same period in 1999, consistent with management's expectation that the timing of dispositions and related performance fees could result in significant fluctuations in periodic earnings. These matters are expected to effect the performance of Jones Lang LaSalle for the full year 1999 reporting period. The integration of the businesses is well underway and significant progress has been made toward creating the platform with which to grow the business.

     Including the effect of the merger related non-recurring charges, the operating loss for the three and nine months ended September 30, 1999 totaled $13.0 million and $117.8 million, respectively, compared to operating income in the prior year periods of $8.2 million and $15.1 million, respectively.

SEGMENT OPERATING RESULTS

     INVESTMENT MANAGEMENT. Investment Management revenue increased $2.7 million to $18.6 million for the three months ended September 30, 1999 from the prior year period and decreased $10.7 million to $57.7 million for the nine months ended September 30, 1999 from the prior year period. The decrease for the nine month period is primarily attributable to performance fees generated in the second quarter of 1998 on the disposition of certain assets under management, partially offset by increased acquisition fees generated during the nine month period ended September 30, 1999. Operating expenses increased $2.9 million to $17.0 million for the three months ended September 30, 1999 and increased $1.8 million to $52.9 million for the nine months ended September 30, 1999 as compared with the prior year periods primarily as a result of the merger with JLW. The increase for the nine months ended September 30, 1999 was partially offset by lower accruals for incentive bonuses during 1999 as compared to the prior year period as a result of lower performance fees generated.

     HOTEL SERVICES. Hotel Services, a new reportable segment as a result of the recent merger, had total revenue of $3.7 million and $7.8 million for the three and nine months ended September 30, 1999, respectively. Services provided represented a combination of valuation, disposition and acquisition services. Operating expenses for the segment totaled $3.2 million and $7.8 million for the three and nine months ended September 30, 1999, respectively.

     AMERICAS REGION. Revenue for the Americas Region increased $25.0 million to $74.0 million for the three months ended September 30, 1999 and increased $51.0 million to $172.7 million for the nine months ended September 30, 1999 compared to the prior year periods. The increases are primarily attributable to the acquisition of Compass, and the resulting increase in leasing, property management and corporate property service fees, and, to a lesser extent, to the merger with JLW. Operating expenses for the segment increased $24.5 million to $67.0 million for the three months ended September 30, 1999 and increased $71.8 million to $194.6 million for the nine months ended September 30, 1999 compared to the prior year periods. These increases are primarily attributable to the acquisition of Compass and the related increase in personnel, office occupancy and goodwill amortization costs, in addition to the merger with JLW, incremental infrastructure and depreciation expense associated with the implementation and roll out of the JD Edwards property accounting and information system, and costs incurred in expanding the operations in South America.

     EUROPE REGION. Revenue for the Europe Region, which is substantially a new reportable segment as a result of the JLW merger and the acquisition of Compass, totaled $67.8 million and $163.6 million for the three and nine months ended September 30, 1999, respectively. The revenue generated by the Region primarily reflects robust activity within the United Kingdom primarily in the form of tenant and agency leasing activities and investment sales and acquisition transactions, and to a lesser extent to investment and leasing activities for the third quarter of 1999 in Germany.

Operating expenses for the region totaled $67.6 million and $152.0 million for the three and nine months ended September 30, 1999, respectively. These expenses increased for the three months ended September 30, 1999, as compared to previous quarters, primarily as a result of increases in accruals for compensation expenses, reflective of the overall strong performance of the segment and increases in pension costs.

     ASIA REGION. Revenue for the Asia Region, also substantially a new reportable segment as a result of the merger, totaled $17.2 million and $37.5 million for the three and nine months ended September 30, 1999, respectively, primarily reflecting strong activity within Hong Kong representing management fees, agency leasing activity, consulting and valuation services. Operating expenses totaled $14.7 million and $36.7 million for the three and nine months ended September 30, 1999, respectively. The Region continues to see growing indications that economic recovery has begun and that global outsourcing continues to produce new business opportunities. The currency valuation throughout most of the Asia Region remained stable for the periods, inflation remained low, and property prices and rents in a number of the Asia markets have begun to stabilize.

     AUSTRALASIA REGION. Revenue for the Australasia Region, a new reportable segment as a result of the JLW merger and the acquisition of Compass, totaled $14.5 million and $37.4 million for the three and nine months ended September 30, 1999, respectively. Leasing activity has remained strong over the first half of 1999, reflecting improved business confidence. Operating expenses totaled $13.4 million and $34.9 million for the three and nine months ended September 30, 1999, respectively. The Australasia Region operations continue to benefit from several positive trends, including continued economic growth funded by strong consumer spending, the outsourcing of property management functions by corporations and the Australian government, and a strengthening in the Australian dollar against the U.S. dollar for the nine months ended.

INTEREST EXPENSE

     Interest expense increased $4.6 million to $5.0 million for the three months ended September 30, 1999 and increased $11.3 million to $12.3 million for the nine months ended September 30, 1999 from the prior year periods, primarily as a result of the acquisition of Compass and the related borrowings on the acquisition credit facility, and to a lesser extent, additional borrowings on the revolving credit facilities as a result of the transition and integration expenses associated with the acquisition of Compass and merger with JLW.

BENEFIT FOR INCOME TAXES

     The benefit for income taxes increased $4.0 million to $1.0 million for the three months ended September 30, 1999 and increased $25.5 million to $20.0 million for the nine months ended September 30, 1999 from a provision of $3.0 million and $5.4 million, respectively, in the prior year periods, primarily as a result of the increased net loss, exclusive of the compensation expense associated with the issuance of shares to former JLW employees in connection with the merger, at an effective tax rate of 38%. In addition, a benefit has been recognized on a portion of the stock compensation expense, which is largely non-deductible for tax purposes, based on the rates prevailing in the applicable countries.

NET LOSS

     The net loss for the three months ended September 30, 1999 totaled $16.9 million compared to net income of $4.8 million in the prior year period. The net loss for the nine months ended September 30, 1999 totaled $110.1 million compared to net income of $8.7 million for the prior year period. The increase in net loss compared to the prior year periods is predominantly a result of the merger related non-recurring charges, in addition to the effects on operations previously discussed by segment.

OTHER COMPREHENSIVE INCOME

     The financial statements of the Company's subsidiaries that are located outside of the U.S., except those subsidiaries located in highly inflationary economies, are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date with the resulting translation adjustments included as a separate component of stockholders' equity and comprehensive income. Other comprehensive income for the three and nine month periods ended September 30, 1999 was $2.9 million and $3.0 million as compared to $.2 million and $.5 million for the corresponding prior year periods. These increases are a direct result of the merger with JLW and the resulting increase of the Company's oeprations which do not have the U.S. Dollar as their functional currency. Specific-ally, these increases are a result of the strengthening of the British Pound against the U.S. Dollar for the three and nine months ended September 30, 1999 and a strengthening of the Australian Dollar against the U.S. Dollar for the nine months ended September 30, 1999, partially offset by a weakening experienced for the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations, acquisitions and co-investment activities with internally generated funds, the common stock of the Company and borrowings under the credit facilities. As of September 30, 1999, the Company's existing five year unsecured $150 million revolving credit facility and $175 million term credit facility were fully drawn, including the impact of outstanding letters of credit. During the third quarter, the Company extended the maturity of its short term facility, originally obtained in May, in a reduced amount of $30 million, to November 30, 1999. There were no outstanding borrowings on the short-term facility at September 30, 1999. The three facilities described in this paragraph are collectively referred to as the "Existing Facilities".

     On October 27, 1999, the Company closed a new $380 million unsecured credit agreement. The agreement includes a $223.5 million three-year revolving facility and a $156.5 million term facility due October 15, 2000 (collectively, the "New Facilities"). The Company is authorized under the agreement to increase the revolving facility up to a total of $250 million and the term facility up to a total of $175 million through the expansion of its existing bank group. The New Facilities replace the Company's Existing Facilities. The revolving facility is available for working capital, co-investments and acquisitions.

     The New Facilities are guaranteed by certain of the Company's subsidiaries. The Company must maintain a certain level of consolidated net worth and a ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"). The Company must also meet a minimum interest coverage ratio, minimum liquidity ratio, and minimum EBITDA. Additionally, the Company is restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the New Facilities, disposing of a significant portion of its assets, and paying dividends until the term facility is repaid. Lender approval is required for certain levels of co-investment. The New Facilities bear variable rates of interest based on market rates. The Company uses interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate. The effective interest rate on the Existing Facilities was 6.23% and 5.99% for the three and nine months ended September 30, 1999, respectively, including the effect of interest rate swap agreements. The interest rate swap agreements had a notional amount as of September 30, 1999 of $55 million.

     The Company has additional access to liquidity via various overdraft facilities and short term credit facilities in Europe, Asia, and Australia.

The aggregate amount available under these facilities approximates $41.9 million, of which $10.5 million was outstanding as of September 30, 1999. Borrowings on these facilities are currently limited to $50 million under the terms of the New Facilities.

     Management believes that the New Facilities, along with existing local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet working capital requirements, including merger and integration costs yet to be paid. Permanent financing alternatives will be considered for the refinancing of the term facility due October 15, 2000.

     During the nine months ended September 30, 1999, cash flows used in operating activities totaled $109.2 million compared to cash flows provided by operations of $15.8 million in the prior year period. The increased use is primarily a result of increased operating expenses resulting from the acquisition of Compass and the merger with JLW, and the related payment of integration, transition and transaction costs associated with the transactions. To a lesser extent, the increased use is due to higher bonus accruals at December 31, 1998 as compared to December 31, 1997, which are paid in the first quarter of the following year.

     Jones Lang LaSalle expects to continue to pursue co-investment opportunities with investment management clients for which the holding period typically ranges from three to seven years. While this program remains very important to the continued growth of the Investment Management segment, the future commitment to co-investment is completely discretionary and can be increased or decreased based on the availability of capital and other factors. The performance of the Investment Management segment would likely be negatively impacted if a substantial decrease in co-investment were to occur. Management anticipates that co-investment activity within the Americas and Europe regions will continue with probable expansion into Asia and Australasia, as appropriate opportunities arise. This strategy should serve to grow the assets under management, generate returns on investment and create potential opportunities to provide other services. Such co-investments are generally represented by non-controlling general partner and limited partner interests. In addition to a share of investment returns, the Company typically earns investment management fees, and in some cases, property management and leasing fees on these investments. The equity earnings from these co-investments have had a relatively small impact on current earnings and cash flow. However, increased investment participation could increase fluctuations in net earnings and cash flow as a result of the timing and magnitude of the gains or losses and potential performance fees, if any, to be recognized upon the disposition of these assets. In most of these investments, Jones Lang LaSalle will not have complete discretion to control the timing of the disposition of such investments. As of September 30, 1999, there were total investments of $56.8 million in 39 separate property or fund co-investments with additional capital commitments of $10.8 million for future fundings of co-investments.

     Capital expenditures are anticipated to be approximately $40.0 to $50.0 million for 1999 which is significantly higher than prior years or expected annual expenditures in 2000 and beyond. The increased level of expenditures in the current year are associated primarily with the implementation of the JD Edwards property accounting and information system, the integration of a global accounting system, and office consolidations related to the recent merger and acquisition.

     Net cash used in investing activities was $0.5 million for the nine months ended September 30, 1999 compared with $59.8 million in the prior year period. The decreased use of cash of $59.3 million is primarily attributable to the significant co-investment activity in 1998, including an $18.8 million investment in LaSalle Hotel Properties, in addition to increased distributions and repayments in 1999 of advances from coinvestment ventures, and, to a lesser extent, to cash acquired in the merger with JLW. These increases were partially offset by increased capital expenditures during 1999 as a result of the JLW merger and acquisition of Compass and the resulting consolidation of corporate offices, and the continued customization and implementation of the JD Edwards property accounting and information system.

     Net cash provided by financing activities was $114.9 million for the nine months ended September 30, 1999 compared with $28.4 million in the prior year period. The increase in cash flows is a result of increased borrowings on the Existing Facilities as a result of the increased uses of cash described above.

SEASONALITY

     Historically, the Company's revenue, operating profits and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than Investment Management, this seasonality is due to a calendar year-end focus, primarily in the United States on the completion of transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on client's returns on their real estate investments. Such performance fees are generally earned when the asset is disposed of, the timing of which the Company does not have complete discretion over. Non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. Therefore, the Company typically sustains a loss in the first quarter of each calendar year, typically reports a small profit or loss in the second and third quarters and records a substantial majority of its earnings in the fourth calendar quarter, barring the recognition of investment generated performance fees.

INFLATION

     Jones Lang LaSalle's operations are directly affected by various national and local economic conditions, including interest rates, the availability of credit to finance real estate transactions and the impact of tax laws. To date, management does not believe that general inflation has had a material impact on operations, as revenue, bonuses, and other variable costs related to revenue are primarily impacted by real estate supply and demand rather than general inflation.

OTHER MATTERS

     ACCOUNTING MATTERS

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" becomes effective for all fiscal quarters for fiscal years beginning after June 15, 2000 and is not expected to have a material impact on the financial statements.

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

     Under the guidance of a Year 2000 program team, whose strategy is supported by senior management, the Company has in place a firmwide Awareness Phase and will continue this phase through December 31, 1999 to maintain a heightened sense of awareness to the Year 2000 Issue. As part of the Assessment Phase, it has reviewed the year 2000 readiness of its information technology systems through the creation of critical applications, systems software and hardware inventories. These inventories included detailed information relating to the potential impact of the Year 2000 issue to Jones Lang LaSalle. The global Assessment Phase was completed in early 1999.

     Renovation and Validation Phase efforts are substantially complete. The Company conducts its business primarily with commercial software purchased from third-party vendors versus in-house developed software.
Over the last two years, the Company has significantly upgraded its information systems capabilities, and is currently in the final stages of rolling out new property and client accounting systems in the United States. Continued upgrades of critical business systems provide a historically sound software infrastructure, and positively impact the degree of effort necessary related to the renovation process of converting, replacing or eliminating selected platforms, applications, databases and utilities, as well as the validation process of testing and verifying for Year 2000 readiness. The schedule for completion of these renovations and validation efforts remains on schedule with anticipated completion during the fourth quarter of 1999.

     The continuing Implementation Phase, which involves returning the tested systems to operational status and the development of contingency plans for critical business systems, is also anticipated to be completed during the fourth quarter of 1999.

     Management expects that the cost of additional modifications to its software and hardware to meet Year 2000 requirements will not be material. The total anticipated cost related to the phases previously discussed is currently projected to be approximately $6.3 million, including approximately $4.8 million of operating expenses associated with testing and other matters and $1.5 million of capital expenditures primarily representing system upgrades which provide operational benefits above and beyond Year 2000 compliance. Jones Lang LaSalle has incurred approximately $3.1 million in operating expenses to date.

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

     A corporate business resumption strategy has been defined to create specific response action plans throughout the organization to deal with situations which arise that could cause interruption to or have serious impact on the continuation of normal business operations. The strategy includes specific contingency and communication plans to be instituted at the time of an emergency, and will allow the Company's resources to effectively react to critical issues resulting from any Year 2000 related occurrences.

     The ability of third parties with whom the Company transacts business or companies that may be acquired to adequately address their Year 2000 issues is outside Jones Lang LaSalle's control. At this time, the Company is in the process of reviewing the Year 2000 readiness of major suppliers and customers. There can be no assurance that the failure of major suppliers and customers to adequately address Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, and results of operations.

   Although the Company is not aware of any threatened claims related to the Year 2000, it may become subject to litigation arising from such claims, and, depending on the outcome, such litigation could have a material adverse affect on Jones Lang LaSalle. It is not clear whether insurance coverage would be adequate to offset these and other business risks related to the Year 2000.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

     Jones Lang LaSalle is exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and to fund capital expenditures, acquisitions, co-investments and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, the Company borrows primarily at variable rates and enters into derivative financial instruments such as interest rate swap agreements when appropriate. The Company does not enter into derivative or interest rate transactions for speculative purposes.

     The Company has entered into interest rate swap agreements with a notional amount of $55.0 million providing for an average fixed interest rate of approximately 5.21% as of September 30, 1999. These agreements have terms which expire through June 15, 2000. Such interest rate swap agreements had an approximate market value of $.2 million at September 30, 1999. The carrying value of the debt approximates its fair value. As of September 30, 1999, the outstanding borrowings on the Existing Facilities were $324.0 million. The Existing Facilities bore and the New Facilities bear variable rates of interest based on market rates. The effective interest rate on the Existing Facilities was 6.23% and 5.99% for the three and nine months ended September 30, 1999, respectively, including the effect of interest rate swap agreements.

     FOREIGN CURRENCY RISK

     Jones Lang LaSalle's reporting currency is the U.S. Dollar. Business is transacted in various foreign currencies throughout Europe, Asia, and Australasia. The financial statements of subsidiaries outside the U.S., except those located in highly inflationary economies, are generally measured using the local currency as the functional currency. As a result, fluctuations in the U.S. Dollar relative to the other currencies in which earnings are generated can impact the Company's business, operating results and financial condition as reported in U.S. dollars. For the three and nine months ended September 30, 1999, on a pro forma basis (excluding the effect of stock compensation expense), 168% and 93% of our net loss was attributable to operations with U.S. Dollars as their functional currency and (68%) and 7% was attributable to operations having other functional currencies, respectively. Revenues and expenses have primarily been earned and incurred in the currency of the location where the operations generating the revenues and expenses have occurred, thereby limiting exposure to exchange rate fluctuations to some extent.

     On a limited basis, the Company enters into forward currency exchange contracts to manage currency risks and reduce exposure resulting from fluctuations in the designated foreign currency associated with existing commitments, assets or liabilities. There were no significant forward exchange contracts in effect at September 30, 1999. The Company does not use foreign currency exchange contracts for trading purposes.

     DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of September 30, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented, the information presented has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     Jones Lang LaSalle is a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these matters are covered by insurance. In the opinion of management, the ultimate resolution of such litigation matters is not expected to have a material adverse effect on the Company's financial position, results of operations and liquidity.


     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Under the credit agreement with respect to the New Facilities, the Company is restricted from paying dividends until the term facility is repaid.


     ITEM 5.   OTHER MATTERS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in (i) each of the Quarterly Reports on Form 10-Q for the quarters ended September 30, 1999, June 30, 1999 and March 31, 1999, in
Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 3. "Quantitative and Qualitative Disclosures About Market Risk", and elsewhere, (ii) our Annual Report on Form 10-K for the year ended December 31, 1998, in Item 1. "Business", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7A. "Quantitative and Qualitative Disclosures About Market Risk", and elsewhere, and (iii) our Proxy Statement dated February 4, 1999 under the captions "Risk Factors", "The Transactions", "The Purchase Agreements", "JLW Management's Discussion and Analysis of Financial Condition and Results of Operations of the JLW Companies", and elsewhere, and in other reports filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

     (b)  Reports on Form 8-K

          None.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              JONES LANG LASALLE INCORPORATED




Dated:  November 12, 1999     BY:   /S/ WILLIAM E. SULLIVAN
                                    ------------------------------
                                    William E. Sullivan
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Authorized Officer and
                                    Principal Financial Officer)

EXHIBIT INDEX


Exhibit
Number                        Description
-------                       -----------

10.1                          Second Amendment to 1997 Stock Award and
                              Incentive Plan

10.2                          Third Amendment to 1997 Stock Award and
                              Incentive Plan

10.3                          Amended and Restated Multicurrency
                              Credit Agreement, dated as of
                              October 27, 1999

27.1                          Financial Data Schedule.