Form 10-K
period 1999-12-31
JONES LANG LASALLE INC
filed 2000-03-30
CIK 1037976

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934

For the fiscal year
ended December 31, 1999                 Commission File Number 1-13145


                      JONES LANG LASALLE INCORPORATED
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

As of March 24, 2000, there were outstanding 30,342,018 shares of the Registrant's Common Stock. The aggregate market value of the Registrant's Common Stock held for non-affiliates on March 24, 2000 was approximately $353,591,560 based on the closing price of $14.00 per share. The aggregate market value of all of the Registrant's 30,342,018 shares of Common Stock outstanding on such date was approximately $424,788,252.

Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on May 15, 2000 are incorporated by reference in
Part III of this report.

                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .   20

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .   21

Item 4.      Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .   21


PART II

Item 5.      Market for the Registrant's Common Equity
             and Related Stockholder Matters . . . . . . . .   22

Item 6.      Selected Financial Data . . . . . . . . . . . .   23

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .   30

Item 7A.     Quantitative and Qualitative Disclosures
             About Market Risk . . . . . . . . . . . . . . .   43

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   45

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . .   84


PART III

Item 10.     Directors and Executive Officers
             of the Registrant . . . . . . . . . . . . . . .   84

Item 11.     Executive Compensation. . . . . . . . . . . . .   84

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   84

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   84


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   85


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS . . . . . .   85


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   87

                                  PART I

ITEM 1.  BUSINESS

     COMPANY OVERVIEW

     Jones Lang LaSalle Incorporated ("Jones Lang LaSalle"; formerly LaSalle Partners Incorporated) founded in 1968, is a leading full-service real estate services firm that provides investment management, hotel acquisition and disposition, strategic advisory and valuation, property management, corporate property services, development services, project management, tenant representation, agency leasing, investment disposition and acquisition, financing and capital placement services on a local, regional and global basis. Jones Lang LaSalle manages approximately 700 million square feet of property, provides investment management services for $21.5 billion of assets, and operates a business with more than 7,000 employees across 100 markets on five continents. Jones Lang LaSalle has grown by expanding both its client base and its range of services and products in anticipation of client needs, as well as through a series of strategic acquisitions and a merger. By offering a broad range of real estate products and services, and through its extensive knowledge of domestic and international real estate markets, Jones Lang LaSalle is able to serve as a single source provider of solutions for its clients' full range of real estate needs. The ability to provide this network of services around the globe was solidified effective March 11, 1999 with the merger of the businesses of the Jones Lang Wootton companies ("JLW") with those of LaSalle Partners Incorporated ("LaSalle Partners") (see Organization section below for discussion). In connection with this merger, the name of the company was changed from LaSalle Partners Incorporated to Jones Lang LaSalle Incorporated.

     ORGANIZATION

     Prior to its incorporation in Maryland on April 15, 1997 and its initial public offering (the "Offering") of 4,000,000 shares of common stock on July 22, 1997, Jones Lang LaSalle transacted business as LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (collectively, the "Predecessor Partnerships"). Immediately prior to the Offering, the general and limited partners of the Predecessor Partnerships contributed all of their partnership interests in the Predecessor Partnerships in exchange for an aggregate of 12,200,000 shares of common stock.

     On March 11, 1999, Jones Lang LaSalle (at the time known as LaSalle Partners Incorporated) merged its businesses with those of JLW and changed its name to Jones Lang LaSalle Incorporated. JLW was an employee owned international real estate services firm with approximately 4,000 employees and operations in 32 countries. It provided a wide range of real estate advisory, transactional and asset management services to local, national and international clients in both the private and public sectors and had approximately 280 million square feet under management and approximately $6.3 billion in assets under management. The operations, headquartered in London, were managed geographically with four main regions in Europe, Asia, Australasia and the United States. JLW had a culture, long-term strategy and service capability which were compatible with those of LaSalle Partners. In accordance with the purchase and sale agreements related to the merger, Jones Lang LaSalle issued 14.3 million shares of common stock and paid cash consideration of $6.2 million (see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements provided elsewhere herein for further discussion regarding this transaction).

     In October 1998, Jones Lang LaSalle acquired all of the common stock of the following real estate service companies (collectively referred to as "COMPASS") formerly owned by Lend Lease Corporation Limited ("Lend Lease"):
COMPASS Management and Leasing, Inc. and its wholly owned subsidiaries, The Yarmouth Group Property Management, Inc., ERE Yarmouth Retail, Inc. (formerly COMPASS Retail, Inc.), and COMPASS Management and Leasing (Australia) Pty Limited. The acquisition of COMPASS elevated Jones Lang LaSalle's position in the property management and corporate property services industry to that of the largest management services company in the United States and expanded its international presence into Australia and South America.

     In April 1997, Jones Lang LaSalle acquired all of the common stock of the Galbreath Company, a property management, corporate property services and development services company with operations in the United States. The principal objectives for the acquisition were to expand Jones Lang LaSalle's geographic presence, add additional client relationships and provide for economic synergies with the leasing and management services group. In addition, Jones Lang LaSalle acquired the project management business of Satulah Group Inc., a project management and facilities conversion company, in January 1998. The objective of this acquisition was to enhance project management services and to support the long-term growth strategy of expanding service capabilities.


BUSINESS SEGMENTS

    Jones Lang LaSalle manages its business along a combination of functional and geographic lines. In the fourth quarter of 1999, Jones Lang LaSalle consolidated its operations in Asia and Australasia into a unified region now known as Asia Pacific. Accordingly, operations are now classified into five business segments: two global businesses, (i) Investment Management and (ii) Hotel Services; and three geographic regions of Owner and Occupier Services, (iii) the Americas, (iv) Europe and (v) Asia Pacific. The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals. The Hotel Services segment provides strategic advisory, sales, acquisition, valuation and asset management services related solely to hotel, conference and resort properties. The Owner and Occupier Services business is operated on a geographical basis and consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively, "implementation services") and property management, corporate property services, development services and project management services (collectively, "management services"). For financial information and a discussion of the operating performance of each segment refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements provided elsewhere herein.

OWNER AND OCCUPIER SERVICES

     To effectively address the local, regional and global needs of real estate owners and occupiers, Jones Lang LaSalle provides a full spectrum of integrated transaction, property management and corporate property services. These services can be grouped into two types: implementation services and management services. Operations are managed geographically in
three regions: the Americas, Europe and Asia Pacific.   In addition, the
Global Services Management unit supports the regions of Owner and Occupier services on a global basis for marketing, consulting and delivery of best practices to multi-national clients. The following is a discussion of the primary services provided, as well as Global Services Management:

IMPLEMENTATION SERVICES

     Implementation services consist primarily of tenant representation, agency leasing, capital markets and valuation services. Implementation services produced 52.1%, 40.1% and 40.8% of Jones Lang LaSalle's total revenue for 1999, 1998 and 1997, respectively.

     TENANT REPRESENTATION SERVICES. Jones Lang LaSalle's Tenant Representation Services units assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions and negotiating lease and ownership terms with third parties. Jones Lang LaSalle seeks to assist its clients to lower real estate costs, minimize real estate occupancy risks, improve occupancy flexibility and control and create more productive office environments. A multi-disciplined approach is used to develop occupancy strategies that are linked to its clients' core business objectives. In 1999, Jones Lang LaSalle completed over 1,700 tenant representation transactions involving approximately 26.0 million square feet.

     The tenant representation industry includes a large number of service providers offering a wide range of service quality and capabilities. The Tenant Representation Services units, particularly in the United States, direct their marketing efforts toward developing "strategic alliances" with clients whose real estate requirements include on-going assistance in meeting their real estate needs and also toward clients who have the need to consider multiple real estate options and to execute complex strategies.

In many cases, Jones Lang LaSalle develops a strategic alliance with clients to deliver fully integrated real estate services, including comprehensive on-going strategic planning and transaction execution services across multiple office locations via the assignment of dedicated client teams. Jones Lang LaSalle views its strategic alliances as a competitive advantage since these long-term relationships lower business development costs for Jones Lang LaSalle and create recurring revenue sources. Through these relationships, Jones Lang LaSalle gains a better understanding of its clients' portfolio and occupancy requirements since the same professionals service the client's needs nationwide. Jones Lang LaSalle believes that these relationships enable it to deliver more consistent services and better results than single-transaction, commissioned brokerage service providers.

     In addition to its strategic alliances, Jones Lang LaSalle also represents clients in large, complex transaction assignments that typically involve relocations of headquarters facilities or major office consolidations. In such assignments, Jones Lang LaSalle draws on its broad depth of other capabilities to assist its clients with development, buy or lease decisions and the evaluation of long-term financing options.

     Jones Lang LaSalle intends to further the growth of this business by continuing to increase its strategic alliance relationships and by expanding the relationships to cover multinational clients that have occupancy needs around the world and are looking for a single source provider.

     Jones Lang LaSalle is generally compensated for Tenant Representation Services on a negotiated fee basis. Although fees are generated by lease commissions, they are often also determined by performance related to targets set by Jones Lang LaSalle and the client prior to Jones Lang LaSalle's engagement and, in the case of strategic alliances, at annual intervals thereafter. Quantitative and qualitative measurements assess progress relative to these goals, and Jones Lang LaSalle is compensated accordingly, with incentive fees often awarded for superior performance. Jones Lang LaSalle's Tenant Representation Services professionals do not earn commissions, but are compensated by means of a base salary and performance bonus that is determined primarily by their contribution to achieving predetermined client performance objectives.

      AGENCY LEASING SERVICES. Jones Lang LaSalle's Agency Leasing Services units create and execute marketing and leasing programs to identify tenants and negotiate leases with terms in the best interests of our clients. Clients are typically investors, property companies, developers or public bodies. In 1999, Jones Lang LaSalle completed approximately 11,000 agency leasing transactions representing approximately
90.0 million square feet of space.

     Agency leasing fees are typically based on a percentage of the value of the lease revenue commitment for leases consummated.

     CAPITAL MARKETS SERVICES. Jones Lang LaSalle's Capital Markets Services include real estate finance, private equity placements, portfolio advisory activities, corporate finance and institutional property sales and acquisitions. In 1999, Jones Lang LaSalle completed institutional property sales and acquisitions, debt financings, equity placements and portfolio advisory activities on assets and portfolios valued at over $23.0 billion.

     Jones Lang LaSalle believes that its Capital Markets Services units have a number of competitive strengths, including their broad accumulated base of real estate investment banking knowledge and an ability to draw on Jones Lang LaSalle's access to global capital sources. Jones Lang LaSalle's Agency Leasing, Property Management and Investment Management units are valuable resources for the Capital Markets Services units in providing local market and property information and local capital markets expertise. As a result of the merger with JLW, the Capital Markets Services units have expanded access to international market and property information which creates the platform necessary for these business units to offer their expertise to multinational clients.

     The Capital Markets Services units are integral to the business development efforts of Jones Lang LaSalle's other businesses by researching, developing and introducing innovative new financial products and strategies. This includes the development of Jones Lang LaSalle's hotel investment capability, which is currently performed within Jones Lang LaSalle's Investment Management group through the management of LaSalle Hotel Properties, a Real Estate Investment Trust ("REIT").

     Jones Lang LaSalle is typically compensated for Capital Markets Services on the basis of the value of transactions completed or securities placed, but in certain circumstances Jones Lang LaSalle receives retainer fees for portfolio advisory services.

     VALUATION SERVICES. Jones Lang LaSalle's Valuation Services units provide clients with professional valuation services, helping them to determine accurate values for office, retail, industrial and mixed-use properties. Such services may involve valuing a single property or a worldwide portfolio of multiple property types. Valuations typically involve commercial property, investment grade residential property and land for purposes including acquisition, disposition, debt and equity financing, mergers and acquisitions, securities offerings and privatization. Clients include occupiers, investors and financing sources from the public and private sectors. Jones Lang LaSalle has valuation specialists capable of providing valuation advice to clients in nearly every developed country. During 1999, Jones Lang LaSalle performed over 32,000 valuations of properties valued in the aggregate at approximately $194.0 billion.

     Compensation for valuation services is generally negotiated for each assignment based on its scale and complexity and will typically relate in part to the value of the underlying assets.

MANAGEMENT SERVICES

     Management services include property management, corporate property services, development and project management services. With a portfolio of approximately 700 million square feet of property under management worldwide, Jones Lang LaSalle is the world's largest property manager. Revenue from management services was 30.9%, 27.3% and 21.5% of total revenue for 1999, 1998 and 1997, respectively.

     PROPERTY MANAGEMENT SERVICES. Jones Lang LaSalle's Property Management Services units provide on-site management services for office, industrial, retail and specialty properties, leveraging their market share and buying power to deliver superior service for clients. Jones Lang LaSalle's goal, as a pioneer in the development of value-creating property management services, is to enhance its clients' property values through aggressive day-to-day management focused on maintaining high levels of occupancy and tenant satisfaction, while lowering the operating costs of such properties. During 1999, Jones Lang LaSalle provided on-site Property Management Services for office, retail, mixed-use and industrial properties totaling approximately 450.0 million square feet.

     Jones Lang LaSalle's property management services are typically provided by an on-site general manager and staff supported through regional supervisory teams as well as central resources in areas such as training, technical and environmental services, accounting, marketing and human resources. Property general managers assume full responsibility for property management activities, client satisfaction and financial results and are compensated, not by fees or commissions, but through a combination of base salary and performance bonus that is directly linked to results produced for clients.

     Increasingly, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue or occupancy objectives or tenant satisfaction levels. As is customary in the industry, management contract terms typically range from one to three years, but are cancelable at any time upon a short notice period, usually 30 to 60 days.

     Jones Lang LaSalle's acquisitions of COMPASS and Galbreath and the recent investment in a new property information system in the Americas, provides opportunities for Jones Lang LaSalle to leverage its size to offer high quality, low cost services over a wider geographic area. The marketing efforts of the Property Management Services business are directed toward pursuing new third-party management assignments, expanding Jones Lang LaSalle's relationships with existing clients and capitalizing on new business opportunities which may arise from Jones Lang LaSalle Investment Management's initiatives, such as the continuation of its co-investment strategy. Further, the merger with JLW has provided an opportunity to combine best practices around the globe to enhance current client satisfaction and margin objectives as well as to serve new multinational clients.

     CORPORATE PROPERTY SERVICES. Jones Lang LaSalle was a pioneer in the corporate property services business. Jones Lang LaSalle's Corporate Property Services units provide comprehensive portfolio and property management services to corporations and institutions that outsource their real estate management functions. The properties under management range from corporate headquarters to industrial complexes. Jones Lang LaSalle's target clients typically have large portfolios (usually over one million square feet) with significant opportunities to reduce costs and improve service delivery. Performance measures are generally developed to quantify progress made toward the goals and objectives that are set mutually with clients. At December 31, 1999, Jones Lang LaSalle had approximately 250.0 million square feet under management relating to Corporate Property Services clients.

     Jones Lang LaSalle's Corporate Property Services units also serve as an important "port of entry" for Jones Lang LaSalle's other business units. Depending on client needs, the Corporate Property Services units, either alone or through Jones Lang LaSalle's other business units, provide services such as portfolio planning, property management, leasing, tenant representation, acquisition, finance, disposition, project management, development management and land advisory services.

     The Corporate Property Services units are compensated on the basis of negotiated fees, which are typically structured to include a base fee and a performance bonus. The performance bonus compensation is based on a quantitative evaluation of progress toward performance measures and regularly scheduled client satisfaction surveys. Corporate Property Services agreements are typically three to five years in duration.

     Jones Lang LaSalle believes that the global corporate trend of outsourcing non-core business functions represents an important long-term business opportunity. Jones Lang LaSalle also believes that its broad-based service capabilities will become an increasingly valuable competitive advantage in pursuing Corporate Property Services assignments. Jones Lang LaSalle believes that its demonstrated experience in improving clients' operating expense levels and client satisfaction also provide it with an important competitive advantage. In order to efficiently provide all services required to manage and operate large corporate property portfolios, Jones Lang LaSalle partners with major building services and architecture firms. The Corporate Property Services units have been actively pursuing, and have had success with obtaining new business opportunities with universities, health care institutions and government agencies.

     DEVELOPMENT SERVICES. Jones Lang LaSalle's Development Services units manage all aspects of the development, redevelopment and renovation of commercial projects, principally on a fee basis. Jones Lang LaSalle prepares feasibility studies, negotiates contracts, develops and monitors budgets and coordinates and manages the architects, engineers and attorneys related to the project. Jones Lang LaSalle also undertakes entitlement, zoning and a variety of other development-related responsibilities.
Clients are generally corporations with significant office space needs. Jones Lang LaSalle has extensive experience in ground-up development in the office, retail, industrial and special-purpose sectors. The Development Services units frequently manage development initiatives for clients of Jones Lang LaSalle's Corporate Property Services and Tenant Representation Services units, as well as for clients of the Jones Lang LaSalle Investment Management segment which are pursuing development-related investment strategies.

     The Development Services units generate development and advisory fees, which are negotiated based upon the cost of the developments or improvements. In addition, the units generate performance fees based on investment returns generated for clients. Assignments are typically multi-year in nature.

     PROJECT MANAGEMENT SERVICES. Jones Lang LaSalle's Project Management Services units provide facility build-out and conversion management, move management and strategic occupancy planning services to tenants of leased space, owners in self-occupied buildings and owners of real estate investments. The Project Management Services units frequently manage the relocation and build-out initiatives for clients of Jones Lang LaSalle's Property Management Services, Corporate Property Services and Tenant Representation Services units.

    Jones Lang LaSalle is one of the largest providers of project management services in the United States. Jones Lang LaSalle intends to grow its Project Management Services business via expansion into additional markets and by increasing the number of Jones Lang LaSalle's current clients it provides services for.

     The Project Management Services units are typically compensated on the basis of negotiated fees. Contracts are typically multi-year in nature for clients with individual projects being completed in less than one year.

GLOBAL SERVICES MANAGEMENT

     The Global Services Management unit was created to support the geographical Owner and Occupier Services segments. It is composed of three management functions: Global Client Services, Global Services Development and Global Consulting.

     Global Client Services is a dedicated firm-wide marketing organization, which acts as a catalyst in assisting Jones Lang LaSalle professionals in all groups in marketing multiple services of the firm to existing and prospective clients. Global Services Development identifies and institutes best practices throughout Jones Lang LaSalle, making skilled resources available to clients wherever such expertise may be needed, and supporting the expansion of Jones Lang LaSalle's business specialties globally. The Global Consulting team of senior real estate consultants provides clients with specialized, value-added real estate consulting services and strategies in seven areas: mergers and acquisitions, ports and transit, development, public institutions, e-commerce, occupier portfolio and organizational strategy and work process design.

     The Global Services Management unit performs a global support function for the regional Owner and Occupier Services businesses, and therefore, for purposes of segment reporting, the revenue and expenses of this unit are allocated back to the regions.

INVESTMENT MANAGEMENT

     Jones Lang LaSalle's Investment Management business, which operates under the name of LaSalle Investment Management, provides real estate investment management services to institutional investors, corporations and high net-worth individuals. As of December 31, 1999, Jones Lang LaSalle managed approximately $21.5 billion of real estate assets, making it one of the largest managers of institutional capital invested in real estate assets and securities. Investment Management revenue was 11.2%, 29.0% and 34.5% of total revenue in 1999, 1998 and 1997, respectively. The reduction in the business's contribution to total revenue was principally the result of the fact that the businesses acquired over the period, as well as the businesses of the JLW Companies, were primarily Owner and Occupier Services businesses.

     LaSalle Investment Management serves its clients through a broad range of real estate investment products and services in the public and private capital markets to meet various strategic, risk/return and liquidity requirements, with a wide variety of equity and debt products. This business is organized along two functional lines, private equity and debt investments and public equity and debt investments. LaSalle Investment Management offers its clients a range of investment alternatives, including private direct investments in multiple real estate property types (e.g., office, retail, industrial, residential, land and parking) and indirect investments, primarily in publicly traded REITs and other real estate equities. The success of LaSalle Investment Management is built on the foundation of fully integrated research, innovative investment strategies and a strong client focus. LaSalle Investment Management's strategy is focused on three fundamentals: (i) developing and executing tailored investment strategies to meet a variety of client objectives, (ii) providing superior performance for its clients and (iii) delivering a high level of service.

          The investment and capital origination activities of the Investment Management business are becoming increasingly non-U.S. based.
As of December 31, 1999, 50% of LaSalle Investment Management's assets under management were invested outside of the United States. Additionally, approximately 67.4% of capital under management by LaSalle Investment Management at December 31, 1999 originated from investors outside of the United States. Jones Lang LaSalle expects its Investment Management activities outside of the United States, both fund raising and investing, to continue to increase as a proportion of total capital raised and invested and sees a growing trend of cross border capital movement. In 1999, LaSalle Investment Management's application for Approved Fund Manager status was approved by the Monetary Authority of Singapore. This marked the first major step in the plan to build an investment management operation to service clients in the Asia Pacific region.

     Investment Management activities generate significant additional business for other parts of Jones Lang LaSalle's operations, particularly in the areas of Agency Leasing, Property Management, Development Services and Capital Markets Services.

     Jones Lang LaSalle maintains an extensive real estate research department, which monitors real estate and capital market conditions around the world to enhance investment decisions and identify future opportunities. In addition to drawing on public sources for information, the research department utilizes the extensive local presence of Jones Lang LaSalle's professionals throughout the world to gain proprietary insight into local market conditions.

     PRIVATE EQUITY AND DEBT INVESTMENTS. On behalf of its investment management clients, LaSalle Investment Management oversees the acquisition, management, leasing, financing and divestiture of real estate investments
across a broad range of real estate property types.   LaSalle Investment
Management introduced its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including three funds which invest in properties in the United States and two commingled funds that are fully invested in assets located in continental Europe. LaSalle Investment Management also has single client account relationships ("separate accounts") with investors for whom LaSalle Investment Management manages private real estate investments. As of December 31, 1999, Jones Lang LaSalle had $18.1 billion in assets under management in these funds and separate account clients.

     To take advantage of the trend toward globalization of real estate capital sources, LaSalle Investment Management strengthened and extended its international investment activities with the acquisition, in October 1996, of CIN Property Management. This acquisition made LaSalle Investment Management one of the largest managers of pension fund real estate investments in the United Kingdom, and provided the basis for it to expand its investment activities and capital raising in the United Kingdom and continental Europe. LaSalle Investment Management currently has approximately $10.5 billion in assets under management in Europe. LaSalle Investment Management is leveraging its organizational strength and access to global capital, to take advantage of the accelerating interest in international investment, to expand investment activity to new countries within Europe and Asia Pacific and to strengthen its position as a leading investment manager for real estate capital in the United States.

     Jones Lang LaSalle furthered its endeavors with respect to investment management in the hotel industry with the completion of the initial public offering of LaSalle Hotel Properties ("LHO"). LHO is a REIT which was formed to own hotel properties and to continue and expand Jones Lang LaSalle's hotel investment management activities by investing principally in upscale and luxury full service hotels located primarily in major business and urban, resort and convention markets. Jones Lang LaSalle provides advisory, acquisition and administrative services to LHO for which it receives a base advisory fee calculated as a percentage of net operating income, as well as performance fees based on growth in funds from operations on a per share basis.

     In 1999, LaSalle Investment Management launched and funded two new investment products: the Income & Growth II Fund and the Euro5 Fund. The Income & Growth II Fund is a private equity commingled fund, which invests in properties within the United States. This fund had its first and second closings during 1999 and received commitments which represent more than $220.0 million in buying power. A target has been set for the first half of 2000 to secure additional funding of $150.0 million to $200.0 million.

     The Euro5 Fund also had its first closing in 1999. This diversified value-added investment vehicle focuses on office, business park, retail and industrial properties in areas with above-average growth in France, Italy, Portugal, Spain and Germany. With leverage, it is expected that the Euro5 Fund will acquire assets valued in excess of 300 million euros by mid 2000.

Currently, commitments are pending that involve the acquisition of eight investments for this fund.

     Certain investors continue to favor investment managers that co-invest in newly formed investment vehicles in order to more closely align the interests of the investor and the investment manager. Jones Lang LaSalle believes that co-investment will continue to be important in certain regions of the world as a factor in retaining and expanding its competitive position. Jones Lang LaSalle also believes that its co-investment strategy will greatly strengthen its ability to raise capital for new investment funds. By increasing assets under management, Jones Lang LaSalle also gains the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such assets.

     Jones Lang LaSalle Investment Management's operations are conducted with teams of professionals dedicated to achieving client objectives. All investment decisions for private market investments must be approved by LaSalle Investment Management's five-member investment committee. The investment committee approval process is utilized for both LaSalle Investment Management's investment funds and for all of its separate account clients.

    LaSalle Investment Management is generally compensated for investment management services for private equity and debt investments based on initial capital invested, with additional fees tied to investment performance above benchmark levels. The terms of LaSalle Investment Management's contracts vary by the form of investment vehicle involved and the type of service provided. LaSalle Investment Management's investment funds have various lifespans, typically ranging between three and seven years. Separate account advisory agreements generally have three year terms with "at will" termination provisions.

     PUBLIC EQUITY AND DEBT INVESTMENTS. LaSalle Investment Management offers its clients the ability to invest in separate accounts focused on public real estate equity and debt securities. LaSalle Investment Management principally invests its clients' capital in publicly traded securities of Real Estate Investment Trusts ("REITs") and property company equities but is also active in private placement investments in publicly traded real estate companies and selected investments in private real estate companies seeking capital to ultimately gain access to the public markets. As of December 31, 1999, LaSalle Investment Management had $3.4 billion of assets under management in these types of investments, of which $.3 billion was invested in equities outside of the United States. LaSalle Investment Management is typically compensated by its securities investment clients on the basis of the market value of assets under management with increasing use of incentive fees tied to performance of investments above benchmark levels.

HOTEL SERVICES

     Hotel Services is a new business for Jones Lang LaSalle as a result of the merger with JLW. The segment specializes in providing global real estate services to investors, financiers and operators of hotel, conference and resort properties. These services include sales, acquisitions, strategic consulting, valuation and appraisal, operator selection, debt and equity sourcing, asset management and research. Principal clients of the group include government agencies, institutional investors, corporations, hotel groups and private investment companies and individuals. The group has approximately 100 hotel professionals, based primarily in London, Frankfurt, New York, Los Angeles, Sydney, Brisbane, Auckland, Jakarta and Singapore.

     The Asian hotel market has been negatively impacted by poor economic conditions over the last two years, but was showing strong signs of recovery in the latter half of 1999, due to a renewed interest in tourism growth and a return to hotel profitability. The Australian hotel market continues to show strong activity, due to the recent exodus of Japanese investors from this market. The United States and European hotel markets continue to benefit from strong global economic growth. In 1999, the Hotel Services group completed over 600 corporate advisory transactions on properties with a total value of approximately $17.0 billion and approximately 100 investment sales transactions involving properties with a total value of approximately $900.0 million. One of these investment sales transactions was the sale of the Seoul Hilton for $230 million, which represented one of the largest property transactions in Asia in many years.


COMPETITIVE ADVANTAGES

     Jones Lang LaSalle believes that it has several competitive advantages, which have established it as a leader in the real estate services and investment management industries. These advantages include the following:

     RELATIONSHIP ORIENTATION. Jones Lang LaSalle's client-driven focus enables Jones Lang LaSalle to develop long-term relationships with owners and users of real estate. By developing such relationships, Jones Lang LaSalle generates repeat business and creates recurring revenue sources. Jones Lang LaSalle's relationship orientation is supported by an employee compensation system, which it believes is unique in the real estate industry. Jones Lang LaSalle compensates its professionals with a salary and bonus plan designed to reward client relationship building, teamwork and quality performance, rather than on a commission basis which is typical in the industry.

     FULL RANGE OF SERVICES. By offering a wide range of high quality, complementary services, Jones Lang LaSalle can combine its services to develop and implement real estate strategies that meet the increasingly complex needs of its clients. In addition, business units are able to develop revenue synergies for other units within Jones Lang LaSalle.

     WORLD-CLASS RESEARCH. Jones Lang LaSalle invests in and relies on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy. The Global Research Committee oversees and coordinates the activities of more than 150 research professionals who cover market and economic conditions in 36 countries around the world. Jones Lang LaSalle produces more than 100 research publications annually. Research will also play a key role in the new, company-wide intranet, keeping colleagues throughout Jones Lang LaSalle attuned to important events and changing conditions in world markets.

     GEOGRAPHIC REACH. With approximately 100 corporate offices on five continents, Jones Lang LaSalle possesses in-depth knowledge of local and regional markets and can provide its full range of real estate services around the globe. This geographic coverage positions the firm to serve its multinational clients.

     REPUTATION. Based on its industry knowledge, commissioned marketing surveys, industry publications and its number of long-standing client relationships, Jones Lang LaSalle believes that it is widely recognized by large corporations and institutional owners and users of real estate as a provider of high quality, professional real estate services and investment management products. Jones Lang LaSalle believes its name recognition and reputation for quality services are significant advantages when pursuing new business opportunities.


INDUSTRY TRENDS

     INCREASING DEMAND FOR GLOBAL SERVICES; GLOBALIZATION OF CAPITAL FLOWS.

Many corporations, both those based in the United States and those based in other countries, have pursued growth opportunities in international markets. This has increased the demand for global real estate services, such as corporate property services, tenant representation and leasing and property management. Jones Lang LaSalle believes that this trend will favor those real estate service providers with the capability to provide services in many markets around the world. Additionally, real estate capital flows have become more global as more investors seek real estate investment opportunities beyond their existing borders. This trend has created new markets for investment managers that can facilitate international real estate capital flows and execute cross-border real estate transactions.

     CONSOLIDATION. The real estate services industry has gone through a high degree of consolidation in recent years, although the pace of consolidation has slowed in the last year. Many large real estate service firms engaged in the property management business, including Jones Lang LaSalle, believe that, as a result of substantial existing infrastructure investments and the ability to spread fixed costs over a broader base of business, it is possible to recognize incrementally higher margins on property management and corporate property services assignments as the amount of square footage under management increases.

     Large users of commercial real estate services continue to demonstrate a desire for a single source service provider across local, regional and global markets. The ability to offer a full range of services on this scale requires significant corporate infrastructure investment, including information technology and personnel training. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments.

     GROWTH OF OUTSOURCING. In recent years, outsourcing of professional real estate services on a global level has increased substantially as corporations have focused corporate resources, including capital, on their core competencies. In addition, public and other non-corporate users of real estate, such as government agencies and health and educational institutions, have begun outsourcing real estate activities as a means of reducing costs. As a result, there are significant growth opportunities for firms that can provide integrated real estate services across many geographic markets.

     ALIGNMENT OF INTERESTS OF INVESTORS AND INVESTMENT MANAGERS. Institutional investors continue to allocate significant portions of their investment capital to real estate and many investors have shown a desire to commit their capital to investment managers willing to co-invest with them on specific investments. In addition, investors are increasingly requiring that the fees paid to investment managers be more closely aligned with investment performance. As a result, Jones Lang LaSalle believes that those investment managers with co-investment capital will have an advantage in attracting real estate investment capital. Co-investment typically brings with it the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such investments.


GROWTH STRATEGY

     Jones Lang LaSalle intends to capitalize on its expanded global presence to pursue the following growth strategy:

     EXPANDING CLIENT RELATIONSHIPS. Based on its ability to deliver high quality real estate services, Jones Lang LaSalle has been able to successfully leverage discrete client assignments into more comprehensive relationships utilizing some or all of its business groups. Current industry trends, particularly the globalization of corporate clients and the increased outsourcing of real estate services on a global basis, provide a favorable environment for Jones Lang LaSalle to increase the scope of its current client relationships and to develop new relationships through its broad array of services. Jones Lang LaSalle's business groups identify new clients and markets and pursue opportunities to sell the products and services of many of Jones Lang LaSalle's business units. Jones Lang LaSalle's Global Services Management group, created in 1999, acts as a catalyst in assisting Jones Lang LaSalle professionals in all groups in marketing multiple services of the firm to existing and prospective clients.

     STRENGTHENING INTERNATIONAL PRESENCE. To take advantage of the increasing globalization of real estate capital sources and investment opportunities and the international business expansion of many of its corporate clients, Jones Lang LaSalle intends to focus its near term efforts on further developing and strengthening the global platform which was created by the merger of the LaSalle Partners and JLW businesses. In December, Jones Lang LaSalle combined its former Australasia and Asia regions into the Asia Pacific region. This combination is intended, among other things, to position the firm to use its talent and expertise in the relatively mature market in Australia to pursue growth opportunities in Asia. Similarly, Jones Lang LaSalle plans to leverage its talent and expertise in the United States and Western Europe to pursue growth opportunities in Latin America and Central and Eastern Europe, respectively. In order to serve its clients' increasingly global real estate needs, and to pursue new business opportunities, the firm will pursue selective acquisitions in product categories and geographic niches.

     PROVIDING CONSISTENT, HIGH QUALITY SERVICE. The firm has created a Global Services Management Group designed to ensure the worldwide operations work and interact at the best-in-class levels clients have grown to expect. Through the delivery of consistent, high quality service, the firm aims to expand its current client relationships and grow the business organically.

     PURSUING CO-INVESTMENT OPPORTUNITIES. Jones Lang LaSalle intends to continue its strategy of co-investing with its investment management clients. As of December 31, 1999, Jones Lang LaSalle had a total net investment of $67.3 million in 34 separate property or fund co-investments with additional capital commitments of $28.7 million for future fundings of co-investments. The acquisition cost of the properties acquired through these co-investments exceeds $2.0 billion. Existing co-investments consist primarily of office properties, land, development properties and commingled fund investments purchased within the last five years and the investment in LaSalle Hotel Properties, the public real estate investment trust advised by Jones Lang LaSalle.

     Jones Lang LaSalle's co-investment strategy is supported by its broad fundamental real estate research capabilities, which include identifying trends in geographic regions and property types. Jones Lang LaSalle's extensive knowledge of local markets drawn from its presence and work in these markets facilitates the identification and evaluation of specific investment opportunities. Co-investments provide Jones Lang LaSalle with the opportunity to participate in returns generated by such investments and provide services related to the acquisition, financing, property management, leasing and disposition of such investments. As a result of the merger, the combined firm has an increased access to international market knowledge, positioning the firm to take advantage of recovering markets in various regions throughout the world.

     DEVELOPING A TECHNOLOGY AND E-BUSINESS STRATEGY. Jones Lang LaSalle's technology strategy is to create an open, advanced technology platform that enables clients to achieve their real estate and broader business objectives. This includes utilizing the internet to enhance existing services provided to clients and to develop entirely new services via e-commerce. Jones Lang LaSalle is in the final stages of implementing a global data network, a reliable, high-speed system that will enable clients and employees around the world to communicate with each other efficiently. In addition, Jones Lang LaSalle plans to utilize the internet to aggregate purchases in its managed property portfolio; to invest in software applications for the Project Management and Development Management businesses; to expand the use of electronic auction sites and to offer clients online access to portfolio performance data.

     Jones Lang LaSalle is also working with many pre-IPO "dot-com" companies. The strategy is to make real investments in relevant companies to shape the products and services they deliver. The transactions include entering into consulting and advisory agreements, in addition to making cash equity investments.

EMPLOYEES

     Jones Lang LaSalle employs approximately 7,200 people, including 5,400 professional staff members and 1,900 support personnel. None of Jones Lang LaSalle's employees are members of any labor union. Satisfactory relations have generally prevailed between Jones Lang LaSalle and its employees.

     Jones Lang LaSalle has entered into an agreement with LPI Service Corporation ("LPISC"), a company controlled by a former employee of Jones Lang LaSalle, pursuant to which LPISC provides the services of approximately 3,000 janitorial, engineering and property maintenance workers for certain properties managed by Jones Lang LaSalle. Jones Lang LaSalle has an option to purchase LPISC. Approximately 550 of the employees of LPISC are members of labor unions.

OTHER MATTERS IMPACTING JONES LANG LASALLE'S BUSINESS

     The following matters represent risks that Jones Lang LaSalle faces as a result of the merger with JLW.

    OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO NEW RISKS RESULTING FROM INCREASED INTERNATIONAL OPERATIONS. As a result of the merger with JLW, we have significantly greater international exposure. After giving pro forma effect to the merger with JLW and the acquisition of the COMPASS businesses, we would have derived approximately 57.8% and 53.7% of our total revenue from sales outside the United States in the fiscal years ended December 31, 1999 and 1998, respectively. The combined businesses have operations in 32 countries, and employ 2,500 employees in the United States and 4,700 employees in other countries (excluding, in both cases, on-site personnel responsible for the maintenance of properties on behalf of clients). The increased scope of our international operations may lead to more volatile financial results and difficulties in managing the combined businesses because of, but not limited to, the following:

      .     political instability;

      .     greater difficulty in collecting accounts receivable in certain geographic regions;

      .     unexpected changes in regulatory requirements;

      .     currency restrictions;

      .     delays and tariffs;

      .     difficulties and costs of staffing and managing international operations;

      .     potentially adverse tax consequences;

      .     foreign ownership restrictions with respect to operations in certain countries;

      .     currency fluctuations;

      . the burden of complying with multiple and potentially conflict-ing laws;

      .     the impact of business cycles and economic instability; and

      .     the geographic, time zone, language and cultural differences between personnel in different areas of the world.

     We have committed additional resources to expand our worldwide sales and marketing activities, to globalize our service offerings and products in selected markets and to develop local sales and support channels. If we are unable to successfully implement these plans, to maintain adequate long-term strategies which successfully manage the risks associated with our global business or to adequately manage operational fluctuations, our business, operating results and financial condition could be materially and adversely affected.

     OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO
PARTICULAR RISKS IN CERTAIN REGIONS OF THE WORLD.   We may experience an
operating loss in one or more regions of the world for one or more periods, which could have a material adverse effect on our business, operating results and financial condition. Our ability to manage such operational fluctuations and to maintain adequate long-term strategies in the face of such developments will be critical to our continued growth and profitability. After giving pro forma effect to the merger with JLW and the acquisition of the COMPASS businesses, we would have generated 43.3% of our revenue in the United States, 40.0% in Europe and 16.7% in Asia Pacific for the year ended December 31, 1999 compared to 46.3% in the United States, 37.3% in Europe and 16.4% in Asia Pacific for the year ended December 31, 1998. See the Notes to Consolidated Financial Statements included herein for further geographical financial information.

     During 1998 and 1997, Southeast and East Asia were impacted by financial turmoil which was initially reflected in rapidly falling exchange rates relative to the U.S. dollar. This led to falling stock market indices and asset values and reduced economic growth prospects. Additionally, some property markets were affected by speculative developments resulting in an oversupply of completed or partially completed space. Property prices fell along with prices of other investments and asset values. Although there is evidence of recovery in economic conditions in many Asian markets, the pace of recovery has been generally slow and uneven between various countries. The recovery of property markets in various countries will depend upon both economic conditions as well as the level of oversupply in the particular market. Although current evidence suggests that most markets in Asia have bottomed out and are recovering, there can be no assurance that conditions will not again worsen. Additionally, although sound conditions currently prevail in most of the significant markets in which we operate, there can be no assurance that this will continue. A worsening of conditions in Asia or in other markets in which we operate could have a material adverse effect on the business, operating results and financial condition of Jones Lang LaSalle.

     WE ARE EXPOSED TO CURRENCY LOSSES FROM CURRENCY FLUCTUATIONS. Due to the constantly changing currency exposures to which we are now subject after the expansion of our operations outside of the United States, and the volatility of currency exchange rates, we cannot be sure that we will not experience currency losses in the future. We also cannot predict the effect of exchange rate fluctuations upon future operating results. JLW historically generated revenues, incurred expenses and made distributions and dividends to partners and shareholders in the local currency where the associated revenue was earned, thus limiting fluctuations in revenues and earnings due to corresponding fluctuations in foreign currency exchange rates. With the integration of the operations of JLW, our exposure to currency rate fluctuations has significantly increased. For the year ended December 31, 1999, on a pro forma basis (excluding the effect of stock compensation expense related to the merger with JLW), 142% of our net loss was attributable to operations with U.S. dollars as their functional currency and (42%) was attributable to operations having other functional currencies. Fluctuations in the value of the US dollar relative to the other currencies in which we generate earnings could materially adversely affect our business, operating results and financial condition. Fluctuations in currencies relative to the US dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations.

      We have in the past undertaken hedging transactions only on a limited basis. The management of Jones Lang LaSalle may decide to use currency hedging instruments, including foreign currency forward contracts, purchased currency options and borrowings in foreign currency. Economic risks associated with these hedging instruments include: (i) unexpected fluctuations in interest rates impacting Jones Lang LaSalle's future buying power for purchasing foreign currencies; and (ii) unexpected changes in the timing and collection of funds related to the hedging instruments, both of which can cause hedging instruments to be ineffective. An ineffective hedging instrument may expose Jones Lang LaSalle to currency losses, which could have an adverse effect on Jones Lang LaSalle's business, financial condition and results of operations. There can be no assurance that such hedging will be effective.

     OPERATING LOSSES REFLECTING NON-CASH CHARGES FOR ACQUISITION-RELATED COMPENSATION EXPENSE COULD AFFECT TRADING PRICE. Jones Lang LaSalle incurred compensation expense totaling approximately $101.6 million in the year ended December 31, 1999 and expects to incur $72.3 million in the year ended December 31, 2000, as a result of the accounting treatment applied to the issuance of shares in connection with the merger with JLW. The estimated 2000 compensation expense of $72.3 million includes expense of $11.0 million, which is subject to fluctuation based on quarterly changes in the price of Jones Lang LaSalle common stock. We anticipate that this compensation expense will cause Jones Lang LaSalle to report a net operat-ing loss for the year ended December 31, 2000.

     THE STOCKHOLDER AGREEMENTS, THE DEL STOCKHOLDER AGREEMENTS, THE CHARTER AND THE AMENDED BYLAWS OF JONES LANG LASALLE AND THE MARYLAND GENERAL CORPORATE LAW COULD DELAY, DEFER OR PREVENT A CHANGE OF CONTROL. The Stockholder Agreements and the DEL Stockholder Agreements entered into in connection with the merger and the charter and bylaws of Jones Lang LaSalle include provisions that may discourage, delay, defer or prevent a takeover attempt that may be in the best interest of stockholders of Jones Lang LaSalle and may adversely affect the market price of its common stock.

The Stockholder Agreements and the DEL Stockholder Agreements require each of the parties thereto to vote all shares of Jones Lang LaSalle common stock owned or controlled by such stockholder:

      .     for persons nominated by the Jones Lang LaSalle board of
directors pursuant to the amended bylaws; and

      .     in accordance with the recommendations of a majority of the
Jones Lang LaSalle board of directors on all matters (1) submitted to the vote of the stockholders of Jones Lang LaSalle which have been proposed by any stockholder as to which the Jones Lang LaSalle board of directors has recommended against approving and (2) relating to any merger, sale of all or substantially all of Jones Lang LaSalle's assets, or any similar transactions as to which the Jones Lang LaSalle board of directors has recommended against approving.

     Additionally, the Stockholder Agreements and DEL Stockholder Agreements require the persons bound by them to take reasonable actions to assure that they do not transfer shares to a person which is, or would as a result of the transfer become, the owner of 5% or more of the outstanding Jones Lang LaSalle common stock. This requirement does not apply to the extent shares are sold in accordance with certain securities regulations. As a result, during the term of the Stockholder Agreements and the DEL Stockholder Agreements, as long as persons who hold a majority of the issued and outstanding common stock of Jones Lang LaSalle continue to be bound by these agreements, the Jones Lang LaSalle board of directors will be composed of individuals nominated in accordance with the procedures set forth in the amended bylaws, and stockholders of Jones Lang LaSalle will have a limited influence on the outcome of votes of the stockholders of Jones Lang LaSalle on the matters covered by such agreements. The persons bound by the Stockholder Agreements and DEL Stockholder Agreements hold, as of March 29, 2000, approximately 65% of the issued and outstanding shares of Jones Lang LaSalle common stock.

    In addition, pursuant to the charter of Jones Lang LaSalle, Jones Lang LaSalle has a classified board of directors, pursuant to which directors are divided into three classes, with three-year staggered terms. The classified board provision could increase the likelihood that, in the event an outside party acquired a controlling block of Jones Lang LaSalle's capital stock or initiated a proxy contest, incumbent directors nevertheless would retain their positions for a substantial period, which may have the effect of discouraging, delaying or preventing a change in control of Jones Lang LaSalle. In addition, the charter and bylaws provide for:

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

      .     a requirement that any stockholder action taken without a
meeting be pursuant to unanimous written consent; and

      . certain advance notice procedures for Jones Lang LaSalle stock-holders nominating candidates for election to the Jones Lang
LaSalle board of directors.

     Under the Maryland General Corporate Law (the "MGCL"), certain "Business Combinations" (including a merger, consolidation, share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation's shares or an affiliate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding voting stock of the corporation (an "Interested Stockholder") or an affiliate of the Interested Stockholder are prohibited for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder. Thereafter, any such Business Combination must be recommended by the board of directors of such corporation and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding voting shares of the corporation and (2) 66-2/3% of the votes entitled to be cast by holders of outstanding voting shares of the corporation other than shares held by the Interested Stockholder with whom the Business Combination is to be effected, unless, among other things, the corporation's stockholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for its shares. Pursuant to the MGCL, these provisions also do not apply to Business Combinations which are approved or exempted by the board of directors of the corporation prior to the time that the Interested Stockholder becomes an Interested Stockholder.

     The provisions of the agreements described above, as well as our charter and bylaws, and the MGCL, could discourage bids for common stock as well as adversely affect the market price of common stock.

RISKS INHERENT IN THE INDUSTRY OR PARTICULAR TO JONES LANG LASALLE

     GENERAL ECONOMIC CONDITIONS AND THE REAL ESTATE ECONOMIC CLIMATE POSE RISKS FOR OUR BUSINESS. Our business is negatively impacted by periods of economic slowdown or recession, rising interest rates or declining demand for real estate. These economic conditions could have a number of effects which could have a material adverse impact on certain segments of our business, including the following:

      .     a decline in leasing activity;

      .     a decline in the supply of capital invested in commercial real estate;

      .     a decline in the value of real estate and in rental rates
(which would cause us to realize lower revenue from (1) investment manage-ment fees (typically based upon the value of the managed investments), (2) property management fees (which in certain cases are calculated as a percentage of the revenue of the property under management) and (3) commissions or fees derived from property valuation, sales and leasing (which are typically based on the value, sale price or lease revenue commitment, respectively); and

      .     a general decline in sales prices and the supply of capital invested in commercial real estate and related assets.

     The real estate market tends to by cyclical and related to the condition of the economy as a whole or, at least, to the perceptions of investors and users as to the economic outlook. For example, if property owners believe that an economic downturn is likely to occur in the near future, some may sell their properties in anticipation. This could result in the new owners changing property and investment management firms which could cause us to lose some clients or assignments or to make the clients or assignments we retain less profitable. Jones Lang LaSalle operates in markets throughout the world. An economic downturn in several of them or in significant markets could have a material adverse effect on our business, results of operations and financial condition.

     REAL ESTATE SERVICES MARKETS ARE HIGHLY COMPETITIVE. Jones Lang LaSalle competes across a variety of business disciplines within the commercial real estate industry, including investment management, tenant representation, corporate property services, construction and development management, property management, agency leasing, valuation and capital markets. In general, with respect to each of our business disciplines, Jones Lang LaSalle cannot assure that we will be able to continue to compete effectively, will be able to maintain current fee arrangement or margin levels or will not encounter increased competition. Each of the business disciplines in which we compete is highly competitive on an international, regional and local level. Depending on the industry segment, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms. Many of our competitors are local or regional firms, which are substantially smaller than us. However, they may be substantially larger on a local or regional basis. Jones Lang LaSalle is also subject to competition from other large global firms.

     The advent of the internet has introduced new ways of providing real estate services, as well as new competitors to the industry. We cannot currently predict who these competitors will be nor can we predict what our response to them will be. This response could require significant capital resources, changes in Jones Lang LaSalle's organization or technological changes. Although, we cannot predict what the impact on our business will be, Jones Lang LaSalle is currently developing a strategy to address the risks and to capture the related opportunities (see Developing a Technology and E-business Strategy in the Growth Strategy section).

     WE MAY LOSE SERVICE AGREEMENTS OR CLIENT RELATIONSHIPS. As a result of our strong, long-term client relationships, many of our clients use our services consistently for new assignments and many also use a variety of different services. If we fail to maintain existing relationships or fail to develop and maintain new client relationships, we could experience a material adverse effect on our business, financial condition or results of operations. We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements are cancelable by the client for any reason on as little as 30 to 60 days' notice. These contracts may be cancelled prior to their expiration or not renewed when their respective terms expire.

      We provide related services such as property management and leasing services to our investment management clients and earn substantial fees for providing these services. If our investment management clients terminate or do not renew our services or if a property which is part of an investment management portfolio is sold, other related services provided to the investment management clients may also be terminated or not renewed. The loss of a substantial number of service agreements or client relationships could have a material adverse effect on our business, operating results and financial condition.

     WE DEPEND ON PROPERTY PERFORMANCE FOR REVENUE GENERATION. Our revenue will be adversely affected by decreases in the performance of the properties we manage. This is because our revenue from property management services will generally be based upon percentages of the revenue generated by the properties that we manage and our leasing commissions typically will be based on the value of the lease revenue commitments. Property perfor-mance typically depends upon our ability to attract and retain creditworthy tenants, our ability to control operating expenses (some of which are beyond our control), financial conditions generally and in the specific areas where properties are located and the real estate market generally.

     OUR CO-INVESTMENT ACTIVITIES SUBJECT US TO REAL ESTATE INVESTMENT RISKS. An important part of our investment strategy includes investing our capital in real estate investments with our investment management clients. Our participation in real estate transactions through co-investment activity could increase fluctuations in our earnings and cash flow. Other risks associated with such activities include:

      .     loss of our investments;

      .     difficulties associated with international co-investment
described in "Our Business, Operating Results and Financial Condition Are Subject to New Risks Resulting from Increased International Operations;" and "We Are Exposed to Currency Losses from Currency Fluctuations;" and

      . our potential loss of control over the timing of the recogni-tion of gains, losses or potential incentive participation fees.

     YEAR 2000 ISSUES MAY ADVERSELY AFFECT OUR OPERATIONS. Many computer systems and software products were coded to accept only two digit entries in the date code field. As a result, such computer programs and systems had the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, pay invoices or engage in similar normal business activities. We successfully modified our software and hardware to meet Year 2000 requirements and experienced no significant disruption of our operations. Although we are not aware of any threatened claims related to the Year 2000, we may be subject to litigation from such claims. Adverse outcomes of any such litigation could also have a material adverse effect on our business, operating results and financial condition. It is not clear whether insurance coverage would be adequate to offset these and other business risks related to the Year 2000.

     THE CONCENTRATION OF OUR INCOME IN THE FOURTH QUARTER MAY CAUSE A LOSS IN OTHER QUARTERS. Our operating income and earnings have historically been substantially lower during the first three calendar quarters than in the fourth quarter. The reasons for the concentration of income and earnings in the fourth quarter include a general, industry-wide focus on completing transactions by calendar year end, as well as the constant nature of our non-variable expenses throughout the year versus the seasonality of our revenues. This has historically resulted in a small loss in the first quarter, a small profit or loss in the second and third quarters and a larger profit in the fourth quarter, excluding the recognition of investment generated performance fees.

     WE MAY INCUR LIABILITIES RELATED TO OUR SUBSIDIARIES BEING GENERAL PARTNERS OF NUMEROUS GENERAL AND LIMITED PARTNERSHIPS. We have subsidiaries which are general partners in numerous general and limited partnerships which invest in or manage real estate assets. Any subsidiary which is a general partner is potentially liable to its partners and for obligations of its partnership. If our exposure as a general partner is not limited, or if our exposure as a general partner is expanded in the future, any resulting losses may have a material adverse effect on our business, results of operations and financial condition. We own our general partnership interests through special purpose subsidiaries. We believe this structure will limit our exposure to the total amount we have invested in and the amount of notes from or advances and commitments to, such special purpose subsidiaries. However, this limited exposure may be expanded in the future based upon, among other things, changes in our operating practices, changes in applicable laws or the application of additional laws to our business.

     WE MAY INCUR ENVIRONMENTAL LIABILITY IN OUR ROLE AS ON-SITE PROPERTY MANAGER. Various national, state and local laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may be held liable as an operator for such costs in our role as an on-site property manager. In addition, we could be held liable for liability incurred at the properties managed by JLW prior to the merger. The liability may be imposed even if the original actions were legal and we did not know of, or were not responsible for, the presence of such hazardous or toxic substances. We may also be solely responsible for the entire payment of the liability if we are subject to joint and several liability with other responsible parties who are unable to pay. We may be subject to additional liability if we fail to disclose environmental issues to a buyer or lessee of property or if a third party is damaged or injured as a result of environmental contamination emanating from the site (including the presence of asbestos containing materials). Additionally, some environmental laws create a lien on the site in favor of the government for damages and costs it incurs in connection with the contamination. We may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the presence of asbestos containing materials. We can not be sure that any of such liabilities to which we or any of our affiliates may become subject will not have a material adverse effect upon our business, results of operations or financial condition.


ITEM 2.  PROPERTIES

     Jones Lang LaSalle's principal holding company headquarters is located at 200 East Randolph Drive, Chicago, Illinois, where Jones Lang LaSalle currently occupies over 100,000 square feet of office space pursuant to a lease that expires in February 2006. Jones Lang LaSalle's principal operational headquarters is located at 22 Hanover Square, London, England where approximately 83,000 square feet are leased under a lease expiring in

June 2004. Regional headquarters are located in Chicago, London and Hong Kong. Jones Lang LaSalle has approximately 100 local offices worldwide located in 94 major cities and metropolitan areas as follows: 31 in the United States, 37 in 18 countries in Europe and 26 in 9 countries in Asia Pacific. Jones Lang LaSalle's offices are each leased pursuant to agreements with terms ranging from month-to-month to ten years. In addition, Jones Lang LaSalle has property and other offices located throughout the world. On-site property management offices are generally located within properties under management and are provided without cost.


ITEM 3.  LEGAL PROCEEDINGS

     Jones Lang LaSalle is a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these matters are covered by insurance. In the opinion of Management, the ultimate resolution of such litigation is not expected to have a material adverse effect on the financial position, results of operations and liquidity of Jones Lang LaSalle.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Jones Lang LaSalle's stockholders during the fourth quarter of 1999.

                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Jones Lang LaSalle's Common Stock is listed for trading on the New York Stock Exchange under the symbol "JLL."

     As of March 7, 2000, there were approximately 3,500 beneficial holders of Jones Lang LaSalle's Common Stock.

     The following table sets forth the high and low sale prices of the Common Stock as reported on the New York Stock Exchange.

1999                                                    High         Low
                                                       ------       ------
  First Quarter. . . . . . . . . . . . . . . . . .     $36.50       $27.56
  Second Quarter . . . . . . . . . . . . . . . . .     $32.00       $25.94
  Third Quarter. . . . . . . . . . . . . . . . . .     $30.00       $12.63
  Fourth Quarter . . . . . . . . . . . . . . . . .     $16.69       $ 9.19

1998                                                    High         Low
                                                       ------       ------
  First Quarter. . . . . . . . . . . . . . . . . .     $36.81       $30.50
  Second Quarter . . . . . . . . . . . . . . . . .     $48.00       $31.38
  Third Quarter. . . . . . . . . . . . . . . . . .     $44.50       $32.69
  Fourth Quarter . . . . . . . . . . . . . . . . .     $32.69       $21.94

     Jones Lang LaSalle has not paid cash dividends on its common stock to date. Jones Lang LaSalle intends to retain its earnings to support the expansion of the business and therefore does not intend to pay cash
dividends for the foreseeable future.   Any payment of future dividends and
the amounts thereof will be at the discretion of the Board of Directors and will depend upon Jones Lang LaSalle's financial condition, earnings and other factors deemed relevant by the Board of Directors. See Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding restrictions on Jones Lang LaSalle's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)

     The following table sets forth summary historical consolidated financial data for Jones Lang LaSalle.  The information should be read in conjunction with Jones Lang LaSalle's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                       Year Ended December 31,
           -----------------------------------------------------------------------------------------------------
                                                                     1999        1998
                                                                   Adjusted    Adjusted       1997        1996
                                                                   Pro Forma  Pro Forma     Pro Forma   Pro Forma
              1999       1998       1997        1996      1995        (1)        (2)           (3)         (3)
           ----------  --------- ----------  --------- ---------- ----------  ----------   ----------  ----------
                                            (in thousands, except share data)
Statement
 of Opera-
 tions Data:
  Total
   revenue
    (4). . .$  755,439   304,464    224,773    159,453    138,618    813,899    848,325      232,984     189,398
  Total
   operat-
   ing ex-
   penses
   before
   merger re-
   lated non-
   recurring
   charges
   (4) . . .  675,341    256,601    189,659    132,552    118,502    741,458    760,942      198,333     159,221
  Merger re-
   lated non-
   recurring
   charges
   (1)(2). .  151,401     10,021      --         --         --       160,528    163,504        --          --
           ----------  --------- ----------  --------- ---------- ---------- ----------   ----------  ----------
Operating
 income
 (loss). . .  (71,303)    37,842     35,114     26,901     20,116    (88,087)   (76,121)      34,651      30,177
Interest
 expense . .   18,211      4,153      3,995      5,730      3,806     18,118     14,736        1,000       1,075
           ----------  --------- ----------  --------- ---------- ---------- ----------   ----------  ----------




                                                       Year Ended December 31,
           -----------------------------------------------------------------------------------------------------
                                                                     1999        1998
                                                                   Adjusted    Adjusted       1997        1996
                                                                   Pro Forma  Pro Forma     Pro Forma   Pro Forma
              1999       1998       1997        1996      1995        (1)        (2)           (3)         (3)
           ----------  --------- ----------  --------- ---------- ----------  ----------   ----------  ----------
                                            (in thousands, except share data)

Earnings (loss)
 before pro-
 vision for
 income
 taxes . . .  (89,514)    33,689     31,119     21,171     16,310   (106,205)   (90,857)      33,651      29,102
Net provision
 for income
 taxes . . .    5,328     13,224      5,279      1,207        505      2,065     16,850       12,956      11,204
           ----------  --------- ----------  --------- ---------- ---------- ----------   ----------  ----------
Net earnings
 (loss). . .$  (94,842)   20,465     25,840     19,964     15,805   (108,253)  (108,365)      20,695      17,898
           ========== ========== ========== ========== ========== ========== ==========   ==========  ==========

Adjustments
 (1) (2):
 Merger re-
  lated non-
  recurring
  charges. .                                                         160,528    163,504
 Tax benefit
  associated
  with merger
  related non-
  recurring
  charges. .                                                         (20,004)   (10,877)
           ---------- ---------- --------------------- ---------- ---------- ----------   ----------  ----------
Adjusted
 net earn-
 ings (1)(2)                                                          32,271     44,262       20,695      17,898
           ========== ========== ========== ========== ========== ========== ==========   ==========  ==========





                                                       Year Ended December 31,
           -----------------------------------------------------------------------------------------------------
                                                                     1999        1998
                                                                   Adjusted    Adjusted       1997        1996
                                                                   Pro Forma  Pro Forma     Pro Forma   Pro Forma
              1999       1998       1997        1996      1995        (1)        (2)           (3)         (3)
           ----------  --------- ----------  --------- ---------- ----------  ----------   ----------  ----------
                                            (in thousands, except share data)

Basic
 earnings
 (loss) per
 common                               (5)                                                      (6)         (6)
 share . . .$    (4.20)     1.26       1.50                                                     1.28        1.10
           ========== ========== ==========                                               ==========  ==========
Basic
 weighted
 average
 shares
 outstand-
 ing . . . .22,607,35016,215,478 16,200,000                       30,144,521 30,469,594   16,200,000  16,200,000
           ========== ========== ==========                      =========== ==========   ==========  ==========
Diluted
 earnings
 (loss) per
 common                               (5)                                                      (6)         (6)
 share . . .$    (4.20)     1.25       1.49                                                     1.27        1.10
           ========== ========== ==========                                               ==========  ==========
Diluted
 weighted
 average
 shares
 outstand-
 ing . . . .22,607,35016,387,721 16,329,613                       30,298,332 30,644,227   16,329,555  16,329,555
           ========== ========== ==========                      =========== ==========   ==========  ==========




                                                       Year Ended December 31,
           -----------------------------------------------------------------------------------------------------
                                                                     1999        1998
                                                                   Adjusted    Adjusted       1997        1996
                                                                   Pro Forma  Pro Forma     Pro Forma   Pro Forma
              1999       1998       1997        1996      1995        (1)        (2)           (3)         (3)
           ----------  --------- ----------  --------- ---------- ----------  ----------   ----------  ----------
                                            (in thousands, except share data)

Other Data:
Adjusted
 EBITDA
  (7). . . .$  116,774    61,318     44,207     32,317     24,356    112,164    123,800       44,407      37,624

Cash flows
 provided by
 (used in):
 Operating
  activi-
  ties . . .$  (32,766)   19,238     40,577     13,964     13,553     29,114     83,658       33,027      13,646

 Investing
  activi-
  ties . . .  (67,143)  (235,365)   (14,126)   (32,478)    (5,706)  (108,463)  (318,467)     (14,367)    (31,852)

 Financing
  activi-
  ties . . .  106,717    202,377     (3,128)    17,189    (12,365)   110,051    209,011      (10,996)     37,605

Investments
 under
 management
 (8) . . . .21,500,00014,200,000 14,700,000 15,200,000 11,500,000 21,500,000 20,300,000   14,700,000  15,200,000
Square feet
 under manage-
 ment-Corporate
 Property
 Services
 (9) . . . .  250,000    188,000     98,900     66,700     66,700    250,000    220,000       98,900      97,500
Total square
 feet under
 management
 (10). . . .  700,000    400,500    202,700    131,600    125,700    700,000    650,000      202,700     200,000
           ========== ========== ==========  ========== ========= ========== ==========   ==========  ==========




                                                       Year Ended December 31,
           -----------------------------------------------------------------------------------------------------
                                                                     1999        1998
                                                                   Adjusted    Adjusted       1997        1996
                                                                   Pro Forma  Pro Forma     Pro Forma   Pro Forma
              1999       1998       1997        1996      1995        (1)        (2)           (3)         (3)
           ----------  --------- ----------  --------- ---------- ----------  ----------   ----------  ----------
                                            (in thousands, except share data)

Balance
 Sheet
 Data:

Cash and
 cash equi-
 valents . .$   23,308    16,941     30,660      7,207      8,322

Total
 assets. . .  924,800    490,921    219,887    156,614    115,001

Long-term
 debt. . . .  159,743    202,923      --        55,551     40,805

Total
 liabil-
 ities . . .  600,275    321,349     72,990    132,367    100,004

Total
 partners'
 capital/
 stockholders'
 equity. . .  323,936    169,572    146,897     24,247     14,997







(1) Adjusted Pro Forma results for 1999 give effect to the operations of the Jones Lang Wootton companies for the two months ended February 28, 1999, the period prior to their merger with LaSalle Partners Incorporated, amortization expense of the goodwill resulting from the merger as if the merger occurred on January 1, 1999 and a benefit for taxes as if the Jones Lang Wootton companies and LaSalle Partners Incorporated were taxable entities at an effective tax rate of 40% as of January 1, 1999. No effect has been given to the compensation expense incurred associated with the issuance of shares to former employees of Jones Lang Wootton. Management believes that Adjusted Pro Forma is useful to investors as a measure of operating performance, cash generation and ability to service debt. However, Adjusted Pro Forma should not be considered as an alternative either to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity.

(2) Adjusted Pro Forma results for 1998 give effect to the operations of COMPASS and the Jones Lang Wootton companies for the twelve months ended December 31, 1998 as if the acquisition and merger occurred on January 1, 1998, amortization of intangible assets and goodwill resulting from the transactions, incremental interest expense resulting from borrowings used to fund the COMPASS acquisition and a benefit for taxes as if COMPASS, the Jones Lang Wootton companies and LaSalle Partners Incorporated were taxable entities at an effective tax rate of 38% as of January 1, 1998. No effect has been given to the compensation expense incurred associated with the issuance of shares to former employees of Jones Lang Wootton. Management believes that Adjusted Pro Forma is useful to investors as a measure of operating performance, cash generation and ability to service debt. However, Adjusted Pro Forma should not be considered as an alternative either to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity.

(3) Pro forma results give effect to: (i) the acquisition of Galbreath on April 22, 1997, as adjusted for the Tenant Representation and Investment Banking units which were not acquired, as if such acquisition had occurred on January 1, 1996; (ii) the provision for income taxes as though Jones Lang LaSalle and Galbreath were taxable entities as of January 1, 1996 at an effective tax rate of 38.5%; and (iii) estimated incremental general and administrative costs associated with operations as a public company and the repayment of Jones Lang LaSalle's long-term notes payable out of the proceeds of the initial public offering as if the Offering had occurred on January 1, 1996.

(4) Historical revenue and operating expenses have been reclassified to reflect personnel cost reimbursements received on property management or specific client assignments on a net rather than gross basis. There was no effect on operating income or net earnings as historically reported.

(5) Basic and diluted earnings per common share for 1997 are calculated based on net earnings for the period from conversion to corporate form, July 22, 1997, through December 31, 1997.

(6) Pro forma basic earnings per common share are calculated based on the 16,200,000 shares outstanding upon completion of the initial public offering. Pro forma diluted earnings per common share give further effect to the impact of outstanding dilutive options in accordance with SFAS No. 128.






(7) Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation and amortization and merger related non-recurring charges. Management believes that Adjusted EBITDA is useful to investors as a measure of operating performance, cash generation and ability to service debt. However, Adjusted EBITDA should not be considered as an alternative either to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity.

(8) Investments under management represent the aggregate fair market value or cost basis of assets managed by the Jones Lang LaSalle Investment Management segment as of the end of the periods reflected.

(9) Represents the square footage of properties for which Jones Lang LaSalle provided corporate property services as of the end of the periods reflected.

(10) Represents the total square footage of properties for which Jones
Lang LaSalle provided property management and leasing or corporate property services as of the end of the periods reflected.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Jones Lang LaSalle Incorporated ("Jones Lang LaSalle"; formerly LaSalle Partners Incorporated) is a leading full-service real estate services firm that provides investment management, hotel acquisition, disposition, strategic advisory and valuation, property management, corporate property services, development services, project management, tenant and agency leasing, investment disposition, acquisition, financing and capital placement services on a local, regional and global basis. With over 7,000 employees in more than 100 markets on five continents, Jones Lang LaSalle is able to satisfy local, regional and international service needs. The ability to provide this network of services around the globe was solidified effective March 11, 1999 with the merger of the businesses of the Jones Lang Wootton companies ("JLW") with those of LaSalle Partners Incorporated. In connection with this merger, the name of the company was changed from LaSalle Partners Incorporated to Jones Lang LaSalle Incorporated.

     Jones Lang LaSalle has grown by expanding both its client base and its range of services and products in anticipation of client needs as well as through a series of strategic acquisitions, of which the acquisition of COMPASS was the most significant, and the merger with JLW, as described below. LaSalle Partners completed its initial public offering ("Offering") on July 22, 1997, raising net proceeds of $82.8 million, which were used primarily to repay its long-term debt and related interest of $63.5 million.

     The acquisition of COMPASS, which was combined with Jones Lang LaSalle's various businesses, created the largest real estate management services company in the United States, adding approximately 200 million square feet of property and corporate property services assignments to Jones Lang LaSalle's portfolio. Jones Lang LaSalle paid $180.0 million in cash for the acquisition with provisions for an earnout payment of up to $77.5 million over five years. The consideration, in addition to transaction costs of approximately $3.2 million, was financed with a new $175.0 million acquisition facility and borrowings on Jones Lang LaSalle's existing revolving credit facility. Jones Lang LaSalle incurred transition and integration costs related to the acquisition of $5.2 million in 1998 and $4.8 million in 1999, on an after-tax basis.

     On March 11, 1999, LaSalle Partners Incorporated and JLW merged their businesses. JLW was an employee-owned international real estate services firm with approximately 4,000 employees and operations in 32 countries. The operations, headquartered in London, were managed geographically with four main regions in Europe, Asia, Australasia and the United States. JLW had a culture, long-term strategy and service capability which were compatible with those of LaSalle Partners and had approximately 280 million square feet under management and approximately $6.3 billion in assets under management. Jones Lang LaSalle incurred merger related transition and integration costs during 1998 and 1999 totaling $.9 million and $27.0 million, respectively, on an after-tax basis. See Jones Lang Wootton Merger below for further discussion of this transaction.

     Jones Lang LaSalle intends to continue to increase its level of co-investment with its investment management clients. This strategy should serve to grow the assets under management, generate returns on investment and create potential opportunities to provide services related to the acquisition, financing, property management, leasing and disposition of such investments. As of December 31, 1999, Jones Lang LaSalle had a total investment of $67.3 million in 34 separate property or fund co-investments with additional capital commitments of $28.7 million for future fundings of co-investments.

     Included in the investments noted above is an investment in LaSalle Hotel Properties ("LHO"), a real estate investment trust which completed its initial public offering in April 1998. LHO was formed to own hotel properties and to continue and expand the hotel investment activities of Jones Lang LaSalle by investing principally in upscale and luxury full-service hotels located primarily in major business and urban, resort and convention markets. Jones Lang LaSalle provides advisory, acquisition and administrative services to LHO for which it receives a base advisory fee calculated as a percentage of net operating income, as well as performance fees based on growth in funds from operations on a per share basis. Such performance fees, if any, will be paid in the form of LHO common stock or units, at Jones Lang LaSalle's option. LHO was formed with 10 hotels, nine of which Jones Lang LaSalle had a nominal co-investment in and acted as the investment advisor for. In accordance with the individual investment advisory agreements, Jones Lang LaSalle earned and received performance fees totaling $15.2 million on the disposition of certain of the assets which were shared between Jones Lang LaSalle's Investment Management and Capital Markets units. Jones Lang LaSalle contributed its ownership interests in the hotels as well as the related performance fees to LHO for an effective ownership interest of approximately 6.4%.

JONES LANG WOOTTON MERGER

     On March 11, 1999, Jones Lang LaSalle (at the time known as LaSalle Partners Incorporated) merged its businesses with those of JLW and changed its name to Jones Lang LaSalle Incorporated. In accordance with the purchase and sale agreements, Jones Lang LaSalle issued 14.3 million shares of common stock and paid cash consideration of $6.2 million (collectively, the "Consideration"). Included in the 14.3 million shares were 1.2 million shares subject to the post-closing net worth adjustment. The procedures related to the post-closing net worth calculation were completed during the third quarter and resulted in .5 million shares being retained by Jones Lang LaSalle and an additional $.5 million in cash consideration being due to certain of the former JLW shareholders. Of the original 14.3 million shares issued, approximately 12.5 million of the shares were issued to former JLW equity owners and 1.8 million shares were placed in an employee stock ownership trust ("ESOT") to be distributed by December 31, 2000 to selected employees of the former JLW entities. Included in the total ESOT shares were .9 million shares that were allocated on March 11, 1999 and .2 million shares that were allocated on December 31, 1999, with the remaining
 .7 million shares to be allocated on December 31, 2000. Issuance of the shares was not registered under the U.S. securities laws, and the shares are generally subject to a contractual one year restriction on sale.

     The merger, which was principally structured as a share exchange, has been treated as an acquisition and is being accounted for using both APB Opinion No. 16, "Business Combinations" and APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the purchase and sale agreements, the merger is effective for accounting purposes as of March 1, 1999. Accordingly, the results of operations for the former JLW entities have been included in the first quarter results of Jones Lang LaSalle from that date. Giving effect to the adjustment shares retained, the following table summarizes the accounting treatment applied to the issued shares:

                                      Net             Net
                                     Shares          Shares
                         Net       Allocated         to be
                        Shares        at          Allocated at    Total
 Accounting Method     Issued at   December 31,   December 31,     Net
(shares in millions)    Closing       1999            2000        Shares
--------------------  ----------   ------------   ------------    ------
APB Opinion No. 16         7.2            --             --         7.2
APB Opinion No. 25 -
 Fixed Award               4.4             .2             .7        5.3
 Variable Award            1.3            --             --         1.3
                          ----            ---            ---       ----
Net Shares Issued         12.9             .2             .7       13.8
                          ====            ===            ===       ====

     As a general matter, the accounting treatment of the Consideration is dependent on whether the recipient (i) had a legal ownership interest in the JLW entities prior to the integration of those entities ("Current JLW Owners"), (ii) obtained their legal ownership interest in the JLW entities as part of the JLW integration ("New JLW Owners") or (iii) will receive their shares from the ESOT. The accounting treatment is further dependent on whether the shares issued are non-restricted ("Non-restricted Shares"), issued from the ESOT ("ESOT Shares"), or are subject to: (i) forfeiture provisions ("Forfeiture Shares"), (ii) indemnification provisions ("Indemnification Shares") or (iii) closing net worth requirements ("Adjustment Shares").

     All Consideration paid to Current JLW Owners, excluding Forfeiture Shares, has been accounted for using the purchase method of accounting under APB Opinion No. 16. Such Consideration consists of 7.2 million shares and $6.2 million in cash. The shares were valued based on the average price of Jones Lang LaSalle common stock of $24.66 per share for the five-day period that includes the two trading days immediately preceding, the trading day of, and the two trading days immediately following the date of substantial completion of negotiations regarding the principal financial terms of the merger (October 9, 1998) discounted at a rate of 20%, to account for transferability restrictions applicable to such shares. The total value attributed to the issuance of shares, $141.9 million, in addition to the cash payment and capitalizable transaction costs of approximately $15.8 million, have been allocated to the identifiable assets acquired and liabilities assumed with the excess value being allocated to goodwill which is being amortized over its estimated useful life of 40 years. The liabilities assumed included employee termination costs of $9.3 million and office rental payments in excess of sublease rental income of $.3 million related to the closing of offices with geographic overlap in the United States. As of December 31, 1999, $.9 million of employee termination costs remain unpaid and will be paid in 2000. Approximately $.3 million of office closure costs remain unpaid as of December 31, 1999. These amounts will be recognized over the remaining terms of the leases through 2002.

     Accounting under APB Opinion No. 25 is being applied to the remaining
6.6 million shares, which represent all shares issued to New JLW Owners, shares allocated from the ESOT and Forfeiture Shares issued to Current JLW Owners. Shares issued or allocated from the ESOT at March 11, 1999 were valued at $35.38, the market price of Jones Lang LaSalle common stock on March 10, 1999. Shares issued or allocated from the ESOT on December 31, 1999 were valued at $11.88, the market price on December 31, 1999. Shares to be allocated from the ESOT on December 31, 2000, totaling .7 million, will be valued based on the market price of the common stock on that date.

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

     The remaining 4.4 million shares, after giving effect to the adjustment shares retained, issued or allocated from the ESOT on March 11, 1999 are subject to accounting under APB Opinion No. 25 and are being accounted for as a fixed stock award plan. Such shares include Forfeiture Shares issued to Current JLW Owners (excluding Forfeiture Shares issued to JLW Asia Shareholders which are subject to indemnification provisions) and New JLW Owners in addition to shares allocated from the ESOT on March 11, 1999 and December 31, 1999 which are not subject to indemnity provisions. Of these shares, 3.4 million are subject to forfeiture or vesting provisions and have been accounted for as deferred compensation with compensation expense to be recognized over the forfeiture or vesting period. The value of the remaining 1.0 million shares, in addition to a cash payment of $.4 million, was accounted for as compensation expense during 1999.

     Compensation expense incurred for the year ended December 31, 1999 related to the issuance of shares and the amortization of deferred compensation totaled $101.6 million, net of the quarterly adjustment for the change in stock price. Deferred compensation at December 31, 1999 totaled $70.1 million, including the effect of the quarterly adjustment for the change in stock price, which will be amortized into compensation expense during 2000. Such compensation expense, in addition to compensation expense anticipated to be incurred at December 31, 2000 associated with the final allocations of ESOT shares, is expected to result in a significant non-cash net loss for Jones Lang LaSalle for the year.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Operating results in 1999 include the results of the acquired COMPASS businesses for a full twelve months (the acquisition was completed in October 1998) and the results of JLW effective March 1, 1999.

REVENUE

     Total revenue, after elimination of intersegment revenue, increased $450.9 million, or 148.1%, to $755.4 million in 1999 from $304.5 million in 1998, primarily as a result of the acquisition of COMPASS and the merger with JLW. In addition, a $7.5 million gain was recognized in 1999, relating to the disposition of Jones Lang LaSalle's former construction subsidiary, which was sold in a leveraged buyout in 1996. These increases were partially offset by lower management fees and leasing commissions, as well as lower performance fees generated on the disposition of assets under management during 1999 as compared to 1998.

OPERATING EXPENSES

     Total operating expenses, after elimination of intersegment expenses and excluding the effect of merger related non-recurring charges, increased $418.7 million, or 163.2%, to $675.3 million in 1999 as compared with $256.6 million in 1998, substantially as a result of the acquisition of COMPASS and the JLW merger. These two transactions also resulted in increases in personnel and office occupancy costs related to the global infrastructure added to support the larger size of the combined company, as well as increased global management and coordination costs associated with a global organization. In addition, operating expenses increased as a result of additional goodwill amortization expense relating to the acquisition of COMPASS and the merger with JLW.

     Merger related non-recurring charges totaled $151.4 million in 1999. $101.6 million of these charges for 1999 represent non-cash compensation expense recorded as a result of shares issued to certain former employees of JLW in connection with the merger. $49.8 million of these charges represent non-recurring transition and integration costs in 1999, of which approximately $8.1 million is attributable to the completion of the integration of the acquired COMPASS businesses in 1999. The remaining transition expense relates to the merger with JLW and represents non-capitalizable expenses such as rebranding, office consolidations and information technology initiatives.

OPERATING INCOME

     The resulting operating income in 1999, excluding the effect of merger related non-recurring charges, totaled $80.1 million compared to $47.9 million in 1998, an increase of $32.2 million, or 67.2%. Operating income as a percentage of total revenue, exclusive of merger related charges, was 10.6% for 1999 as compared to 15.6% in 1998. The operating results for 1999 have been negatively affected by four primary factors: (i) management distractions caused by the integration of the COMPASS and JLW operations, resulting in less generation of new business, (ii) increased infrastructure costs associated with the acquisition of COMPASS and the merger with JLW,
(iii) a delay in the realization of anticipated cost savings from the JD Edwards property accounting and information system and (iv) lower performance fees generated on the disposition of certain assets under management.

     Including the effect of the merger related non-recurring charges, the operating loss in 1999 totaled $71.3 million compared to operating income in 1998 of $37.8 million.

SEGMENT OPERATING RESULTS

     As a result of the merger with JLW, Jones Lang LaSalle is managing its business along a combination of functional and geographic lines. In the fourth quarter of 1999, Jones Lang LaSalle consolidated its operations in Asia and Australasia into a unified region now known as Asia Pacific. Accordingly, operations are now classified into five business segments: two global businesses, (i) Investment Management and (ii) Hotel Services; and three geographic regions, (iii) the Americas, (iv) Europe and (v) Asia Pacific. The Investment Management segment provides real estate investment management services to institutional investors, corporations and high net worth individuals. The Hotel Services segment provides strategic advisory, sales, acquisition, valuation and asset management services related solely to hotel, conference and resort properties. The geographic regions for the Americas, Europe and Asia Pacific each provide Owner and Occupier Services which consist primarily of tenant representation and agency leasing, investment disposition and acquisition, and valuation services (collectively, "implementation services"), and property, corporate property, development and project management services (collectively, "management fees"). Results for 1998 and 1997 have been realigned based upon the current business segments.

OWNER AND OCCUPIER SERVICES

     AMERICAS

     Revenue for the Americas region increased $78.0 million, or 36.3%, to $293.1 million in 1999 compared to $215.1 million in 1998. Increased revenues were driven substantially by the acquisition of COMPASS and the merger with JLW, and to a lesser extent by an increased volume of transactions completed by the Project Management and Tenant Representation business units, which posted a $7.6 million increase in revenue from strategic alliance clients. In addition, the Americas region recognized a gain of $7.5 million associated with the disposition of Jones Lang LaSalle's former construction subsidiary, which was sold in a leveraged buyout in December 1996. U.S. GAAP accounting requirements governing the accounting for this transaction did not permit the recognition of the gain in prior years.

     These revenue gains were partially offset by a reduction in management fees and leasing commissions generated by the region's Leasing & Management unit. The reductions are primarily a function of the timing of property dispositions by clients, as compared to the timing of start dates for new assignments, in addition to slower new business generation in late 1998 and early 1999 as a result of management's integration efforts on the COMPASS acquisition and JLW merger. Leasing commissions have been further impacted by the high occupancy rates of properties within the portfolio coupled with a lack of new construction or existing large blocks of office space. This has resulted in more lease renewals, which generate lower fees than new leases, than in prior years. To a lesser extent, the revenue for the Americas region decreased as a result of performance fees generated during 1998 related to the LHO initial public offering.

     Operating expenses for the Americas region increased $78.7 million, or 42.5%, to $263.7 million in 1999 from $185.0 million in 1998. The increase is primarily attributable to the acquisition of COMPASS and the merger with JLW and the resulting increase in personnel, office occupancy and goodwill amortization costs, in addition to added infrastructure to support the increased size of the combined company. Operating expenses increased to a lesser extent as a result of the continued expansion into South America and Canada, resulting in investments in personnel and infrastructure for those units and incremental depreciation and infrastructure costs associated with the implementation and rollout of the JD Edwards property accounting and information system. These costs were partially offset by a cost reduction program which was initiated in the second half of 1999 and expanded in early 2000 that is anticipated to yield annualized savings of $20 million beginning in 2001. In conjunction with this cost reduction program, the Americas region recorded employee termination costs of approximately $4.7 million in 1999. These costs were reflected as integration and transition expenses in the Consolidated Statement of Earnings.

     EUROPE

     Revenue for the Europe region, which is substantially a new reportable segment as a result of the JLW merger and the acquisition of COMPASS, totaled $253.2 million in 1999. The revenue generated by the region primarily reflects robust activity within the United Kingdom primarily in the form of tenant and agency leasing activities and investment sales and acquisition transactions. In addition, property management, corporate property services and agency leasing activity in Germany and France, as well as investment sales and acquisition transactions in Germany and valuation transactions in France, were strong in 1999, particularly in the latter half of the year. The effect of a strong transaction flow was partially offset by a weakening of both the British pound and the euro during 1999. Activity in Central and Eastern Europe remained flat due to a lack of substantial economic growth.

     Operating expenses for the region totaled $223.9 million in 1999. These expenses are composed primarily of personnel and office occupancy costs, as well as added infrastructure to support the increased size of the combined company. In addition, these expenses include amortization of goodwill associated with the merger with JLW.

     ASIA PACIFIC

     The Asia Pacific region was formed in the last quarter of 1999 through a consolidation of the Asia and Australasia regions of the Owner and Occupier Services segment, in order to capitalize on efficiencies in the regional infrastructure, promote sharing of best practices throughout the region and improve the delivery of products and services to clients. Revenue for the Asia Pacific region, also substantially a new reportable segment for Jones Lang LaSalle as a result of the JLW merger, totaled $114.2 million in 1999. This revenue was primarily generated by strong activity within Hong Kong, representing property management, agency leasing activity, consulting and valuation services, as well as management and leasing activity in Australia and investment sales transactions in Singapore. This region continues to benefit from several positive trends in the Australian real estate market, including continued economic growth funded by strong consumer spending and the outsourcing of property management functions by corporations and the Australian government. A revival in Asia's real estate activity was boosted by a gradual economic recovery within the Asian markets in 1999, including a renewed interest from international investors, primarily in the latter half of the year. However, conditions vary from country to country, and the benefits from the recovery in the areas noted above were partially offset by the stagnant market conditions in other areas of Asia. The currency valuation throughout most of Asia remained stable for the period, inflation remained low, and property prices and rents in a number of the Asia markets have begun to stabilize.

     Operating expenses totaled $106.6 million in 1999. These expenses mainly represent personnel costs and office occupancy costs, as well as added infrastructure to support the increased size of the combined company. In addition, these expenses include amortization of goodwill associated with the merger with JLW.

     INVESTMENT MANAGEMENT

     Investment Management revenue decreased $3.3 million, or 3.7%, to $85.0 million in 1999 from $88.3 million in 1998. The decrease for 1999 is primarily attributable to strong performance fees generated in 1998 on the disposition of certain assets under management in which Jones Lang LaSalle had co-investments, including certain hotel properties in connection with the formation of LHO. In addition, for a portion of 1998, advisory fees were earned in relation to $1.0 billion in assets under management related to the CalPERS portfolio. These assets were transferred to the client's new investment advisor during the third quarter of 1998 and thus, no fees were earned on these assets in 1999. This decline was partially offset by increased revenue, resulting from the merger with JLW and to a lesser extent to a significant acquisition fee earned in 1999, and increased equity earnings related to co-investments. In the latter half of 1999, the Investment Management segment had its first closing on the Euro5 Fund and its first and second closings on the Income and Growth Fund II. Equity earnings are expected to increase in 2000 as a result of an anticipated gain on the disposition of a large portfolio, which was delayed from closing in late 1999.

     Operating expenses increased $3.7 million, or 5.3%, to $73.4 million in 1999 as compared with $69.7 million in 1998, primarily as a result of the merger with JLW and added infrastructure to support the increased size of the combined company. The increase was partially offset by lower levels of incentive bonuses in 1999 as compared to 1998 as a result of the lower performance fees generated.

     HOTEL SERVICES

     Hotel Services, a new reportable segment as a result of the recent merger, had total revenue of $13.8 million in 1999, representing a combination of valuation, disposition and acquisition services. This segment experienced good activity in 1999, primarily relating to disposition and acquisition services. The segment benefited late in 1999 from the recovering Asian real estate market and in late 1999 completed the sale of the Seoul Hilton. This was a sizable single transaction, generating a large transaction fee for this segment. However, in Europe and the United States, several major transactions failed to close in 1999 as expected, thus creating a strong backlog at the end of the year. These transactions are expected to close in 2000.

     Operating expenses for the segment totaled $11.5 million in 1999. These expenses mainly represent personnel costs and office occupancy costs.

     INTEREST EXPENSE

     Interest expense, net of interest income, increased $14.0 million to $18.2 million in 1999 as compared to 1998, primarily as a result of the acquisition of COMPASS and the related borrowings on the acquisition credit facility. To a lesser extent, additional borrowings on the revolving credit facilities as a result of the transition and integration expenses associated with the acquisition of COMPASS and merger with JLW contributed to the increase in interest expense. In addition, on October 27, 1999 Jones Lang LaSalle replaced its five-year unsecured $150.0 million revolving credit facility, $175.0 million term credit facility and $30.0 million short-term facility with a new $380.0 million unsecured credit agreement (see Liquidity and Capital Resources for discussion), which bears a higher rate of interest. Interest expense is expected to be significantly higher in 2000 as a result of an increase in the average level of debt outstanding, generally increasing interest rates and the likely refinancing of the portion of the credit facilities due October 15, 2000 at a higher rate of interest.

     PROVISION FOR INCOME TAXES

     The provision for income taxes decreased $7.9 million, or 59.8%, to $5.3 million in 1999 as compared to $13.2 million in 1998. The decrease is primarily attributable to the generally lower level of earnings before provision for income taxes, exclusive of the compensation expense associated with the issuance of shares to former JLW employees in connection with the merger, which is largely nondeductible for tax purposes. Excluding the impact of merger related compensation expense and non-recurring transition and integration expense, the effective tax rate on recurring operations increased from 39.3% in 1998 to 40.5% in 1999. The increase in the effective tax rate is primarily due to an increase in nondeductible goodwill amortization related to the merger with JLW and to the provision of valuation allowances on the tax benefits of certain foreign net operating loss carryforwards.

     NET EARNINGS (LOSS)

     Net earnings, excluding the effect of merger related non-recurring charges, was $36.8 million for 1999 as compared to $26.6 million for 1998, an increase of $10.2 million or 38.3%. This increase was primarily the result of the acquisition of COMPASS and the merger with JLW, partially offset by the decline in the operating results of the Americas Owner and Occupier Services segment as discussed previously.

     Including the effect of the merger related non-recurring charges, the net loss for 1999 was $94.8 million compared to net earnings of $20.5 million for 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     REVENUE

     Jones Lang LaSalle's total revenue, after elimination of intersegment revenue, grew $79.7 million, or 35.5%, to $304.5 million in 1998 from $224.8 million in 1997. Increased revenues were driven, in part, by the acquisitions of COMPASS, Satulah and Galbreath, as well as by the completion of the LHO initial public offering. In addition, growth was driven by strong capital flows into the U.S. real estate market, in spite of a market correction which occurred during the latter half of 1998, continued underlying demand for real estate by users across the spectrum of property types, and Jones Lang LaSalle's ability to cross-market real estate services to its clients.

     These increases were partially offset by a decline in property management, leasing and investment management fees from four of Jones Lang LaSalle's multiple investor funds ("Commingled Funds") formed by Jones Lang LaSalle in the 1980s. The decline is a result of the disposition of the funds' assets, in accordance with the strategic plan. These asset dispositions were completed by December 1998. Revenue generated from these funds compared with total revenue was .8% for 1998 and 4.5% for 1997.

     OPERATING EXPENSE

     Jones Lang LaSalle's operating expenses, after elimination of intersegment expenses, increased $77.0 million, or 40.6%, to $266.6 million in 1998 from $189.7 million in 1997. Operating expenses include $10.0 million in merger related non-recurring charges as a result of the COMPASS acquisition and the merger with JLW. Jones Lang LaSalle's operating expenses, exclusive of these charges, totaled $256.6 million and represented an increase of $66.9 million, or 35.3%, over the prior year. As a percentage of total revenue, operating expenses, exclusive of the merger related charges, remained constant at approximately 84.3%.

     OPERATING INCOME

     As a result of the factors noted above, Jones Lang LaSalle's operating income, including merger related non-recurring charges of $10.0 million, increased $2.7 million, or 7.7%, to $37.8 million in 1998 from $35.1 million in 1997. Exclusive of the merger related charges, Jones Lang LaSalle's operating income increased $12.7 million, or 36.3%. As a percentage of total revenue, operating income, exclusive of merger related charges, remained constant at approximately 15.6%.

SEGMENT OPERATING RESULTS

     As a result of the merger with JLW in 1999, Jones Lang LaSalle changed the way it manages its business to a combination of functional and geographic lines. Segment operating results for 1998 and 1997 were realigned based upon these new business segments, however, for 1998 and 1997 the Europe and Asia Pacific regions of the Owner and Occupier Services segment were immaterial to Jones Lang LaSalle as a whole and the Hotel Services segment was nonexistent. Consequently, the discussion below focuses on the Americas segment of Owner and Occupier Services and the Investment Management segment.

OWNER AND OCCUPIER SERVICES

     AMERICAS

     Revenue for the Americas segment of Owner and Occupier Services increased $67.3 million, or 45.5%, to $215.1 million in 1998 from $147.8 million in 1997. This increase was primarily due to five factors: (i) the acquisitions of COMPASS, Satulah and Galbreath, (ii) higher volumes of activity within the Agency Leasing, Property Management, Tenant Representation and Capital Markets business units, (iii) the addition of nine new Corporate Property Services clients, (iv) new strategic alliance relationships formed by the Project Management and Tenant Representation businesses and (v) a higher volume of projects being managed by the Development Services business. In addition, the growth in revenue experienced by the Capital Markets business includes incentive fees of $5.6 million related to the initial public offering of LHO. These increases were partially offset by a decline in revenue related to the sale of the Commingled Fund properties discussed previously, in addition to the volatility in the capital markets during the latter half of 1998.

     Operating expenses for the Americas region increased $61.5 million, or 49.8%, to $185.0 million in 1998 from $123.5 million in 1997. This increase was primarily a result of the effects of the COMPASS, Satulah and Galbreath acquisitions, including personnel and facility costs and the amortization of intangibles resulting from the acquisitions. Additionally, higher compensation and benefit costs associated with increased incentive compensation earned by the Capital Markets and Tenant Representation businesses, consistent with the increased levels of operating income generated contributed to the increase. Other contributing factors included increased staffing to support new business initiatives and incremental corporate infrastructure costs as a result of higher staffing levels and technology enhancements.

     INVESTMENT MANAGEMENT

     Investment Management segment revenue increased $10.7 million, or 13.8%, to $88.3 million in 1998 from $77.6 million in 1997. The net gain in revenue was primarily attributable to performance fees generated on the disposition of certain assets under management in which Jones Lang LaSalle had a co-investment, including certain hotel properties in connection with the formation of LHO, and, to a lesser extent, to increased acquisition and advisory fees generated on international fund activity and a higher volume of activity performed by the securities business. These increases were partially offset by a decline in revenue related to the sale of the Commingled Fund properties discussed previously, in addition to the transition of approximately $1.0 billion in assets under management related to the CalPERS portfolio to the client's new investment advisor during the third quarter of 1998 and the reduction in publicly traded REIT values during the latter half of 1998.

     Operating expenses for the Jones Lang LaSalle Investment Management segment increased $3.5 million, or 5.3%, to $69.7 million in 1998 from $66.2 million in 1997. The increase was primarily a result of increased incentive compensation, consistent with the increased level of operating income generated. To a lesser extent, costs associated with new business initiatives contributed to the increase. These increases were partially offset as a result of a one-time reserve of $1.5 million established in late 1997 related to the pending liquidation of a mid-1980 investment vehicle.

     INTEREST EXPENSE

     Interest expense increased $.2 million, or 5.0%, to $4.2 million in 1998 from $4.0 million in 1997, principally as a result of the COMPASS acquisition and the resulting borrowings on the new acquisition facility and existing revolving credit facility. This was partially offset by the repayment of Jones Lang LaSalle's long-term debt from the net proceeds of the Offering and the subsequent repayment of outstanding debt under its working capital facility in July 1997.

     PROVISION FOR INCOME TAXES

     The provision for income taxes increased $7.9 million to $13.2 million in 1998 from $5.3 million in 1997 as a result of Jones Lang LaSalle's conversion from partnership to corporate form in July 1997 and the resulting provision for income taxes at an effective tax rate of 39.3% in 1998 and 38.5% in 1997. This increase included the effects of the recognition of a $6.8 million tax benefit in July 1997, in accordance with SFAS No. 109, as a result of Jones Lang LaSalle recording a deferred tax asset arising from temporary differences between the book and tax basis of its consolidated assets and liabilities at the date of conversion to corporate form. In 1998, the provision for income taxes includes a tax benefit of approximately $3.9 million related to merger related charges.

     NET EARNINGS

     Net earnings, including merger related charges of $6.1 million on an after-tax basis, decreased $5.4 million, or 20.8%, to $20.5 million in 1998 from $25.8 million in 1997. Exclusive of merger related charges, net earnings increased slightly to $26.6 million. Net earnings, excluding merger related charges, represented 8.7% of total revenue compared to 11.5% in 1997. This decrease primarily reflects the increased tax provision in 1998 as a result of being a taxable entity for the entire year, and to a lesser extent, the impact of amortization of intangibles related to recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, Jones Lang LaSalle has financed its operations, acquisitions and co-investment activities with internally generated funds, the common stock of Jones Lang LaSalle and borrowings under its credit facilities. On October 27, 1999, Jones Lang LaSalle closed a new $380.0 million unsecured credit agreement that replaced the existing five-year unsecured $150.0 million revolving credit facility, the $175.0 million term credit facility used to finance the COMPASS acquisition and the $30.0 million short-term facility (collectively the "Previous Facilities"). The new agreement includes a $223.5 million three-year revolving facility and a $156.5 million term facility due October 15, 2000 (collectively, the "New Facilities"). The revolving facility is available for working capital, co-investments and acquisitions. Jones Lang LaSalle is authorized under the agreement to increase the revolving facility up to a total of $250 million and the term facility up to a total of $175 million through the expansion of its existing bank group. Jones Lang LaSalle is in discussions with additional banks to increase the New Facilities, however, there can be no guarantee as to the final outcome of these discussions. As of December 31, 1999 there was $316.2 million outstanding on the New Facilities, of which $156.5 million was classified as current.

     The New Facilities are guaranteed by certain of Jones Lang LaSalle's subsidiaries. Jones Lang LaSalle must maintain a certain level of consolidated net worth and a ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"). Jones Lang LaSalle must also meet a minimum interest coverage ratio, minimum liquidity ratio, and minimum EBITDA. Additionally, Jones Lang LaSalle is restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the New Facilities, disposing of a significant portion of its assets, and paying dividends until the term facility is repaid. Lender approval is required for certain levels of co-investment. The New Facilities bear variable rates of interest based on market rates. Jones Lang LaSalle uses interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate. The effective interest rate on the Previous Facilities and the New Facilities was 6.48% for 1999, including the effect of interest rate swap agreements. The interest rate swap agreements had a notional amount as of December 31, 1999 of $55.0 million.

     Jones Lang LaSalle has additional access to liquidity via various interest bearing overdraft facilities and short-term credit facilities in Europe and Asia Pacific. The aggregate amount available under these facilities is approximately $32.8 million, of which $4.1 million was outstanding as of December 31, 1999. Borrowings on these facilities are currently limited to $50.0 million under the terms of the New Facilities.

     Management believes that the New Facilities, along with existing local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet working capital requirements, including merger and integration costs yet to be paid. Jones Lang LaSalle is exploring financing alternatives for the refinancing of the term facility due October 15, 2000, however, there can be no guarantee as to the final outcome of these discussions.

     During 1999, cash flows used in operating activities totaled $32.8 million compared to cash flows provided by operations of $19.2 million in 1998. The increased use is primarily a result of increased operating expenses resulting from the acquisition of COMPASS and the merger with JLW, and the related payment of integration, transition and transaction costs associated with the transactions. To a lesser extent, the increased use is due to higher bonus accruals at December 31, 1998 as compared to December 31, 1997, which are paid in the first quarter of the following year and higher trade receivables at December 31, 1999 as compared to December 31, 1998, primarily as a result of the COMPASS acquisition and the JLW merger.

     Jones Lang LaSalle expects to continue to pursue co-investment opportunities with investment management clients for which the holding period typically ranges from three to seven years. While this program remains very important to the continued growth of the Investment Management segment, the future commitment to co-investment is completely discretionary (other than with respect to the $28.7 million of commitments discussed below) and can be increased or decreased based on the availability of capital and other factors. The performance of the Investment Management segment would likely be negatively impacted if a substantial decrease in co-investment were to occur. Management anticipates that co-investment activity within the Americas and Europe regions will continue with probable expansion into Asia Pacific, as appropriate opportunities arise. This strategy should serve to grow the assets under management, generate returns on investment and create potential opportunities to provide other services. Such co-investments are generally represented by non-controlling general partner, limited partner and limited liability company interests. In addition to a share of investment returns, Jones Lang LaSalle typically earns investment management fees, and in some cases, property management and leasing fees on these investments. The equity earnings from these co-investments have had a relatively small impact on current earnings and cash flow. However, increased investment participation could increase fluctuations in net earnings and cash flow as a result of the timing and magnitude of the gains or losses and potential performance fees, if any, to be recognized upon the disposition of these assets. In most of these investments, Jones Lang LaSalle will not have complete discretion to control the timing of the disposition of such investments. Jones Lang LaSalle anticipates that a significant gain will be recorded in 2000 relating to the disposition of a large portfolio, which was delayed from closing in 1999. As of December 31, 1999, there were total investments of $67.3 million in 34 separate property or fund co-investments with additional capital commitments of $28.7 million for future fundings of co-investments.

     Capital expenditures are anticipated to be approximately $40.0 million for 2000. These expenditures are associated primarily with the continual improvements to Jones Lang LaSalle's information systems and computer hardware, including the implementation of global reporting and communication systems, office renewals and expansions and the scheduled replacement of fleet cars primarily within the European countries.

     Net cash used in investing activities was $67.1 million for 1999 compared with $235.4 million in 1998. The decreased use of cash of $168.3 million is primarily attributable to the cash paid in relation to the acquisition of COMPASS in 1998 and significant co-investment activity in 1998, including the investment in LaSalle Hotel Properties. These factors were partially offset by the cash paid in connection with the JLW merger and the increased capital expenditures during 1999 as a result of the JLW merger and acquisition of COMPASS and the resulting consolidation of corporate offices. The continued customization and implementation of the JD Edwards property accounting and information system also offset these factors.

     Net cash provided by financing activities of $106.7 million in 1999 was comprised primarily of proceeds from borrowings under credit facilities, net of repayments, of $102.5 million for increased working capital requirements and to fund the payment of integration, transition and transaction costs associated with the COMPASS acquisition and the JLW merger. Cash flows provided by financing activities of $202.4 million in 1998 were composed of borrowings under credit facilities, net of repayments, of $202.4 million to fund the acquisition of COMPASS and infrastructure investments.

SEASONALITY

     Historically, Jones Lang LaSalle's revenue, operating profits and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than Investment Management, this seasonality is due to a calendar-year-end focus, primarily in the United States, on the completion of transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on clients' returns on their real estate investments. Such performance fees are generally earned when the asset is disposed of, the timing of which Jones Lang LaSalle does not have complete discretion over. Non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. Therefore, Jones Lang LaSalle typically sustains a loss in the first quarter of each calendar year, reports a small profit or loss in the second and third quarters and records a substantial majority of its earnings in the fourth calendar quarter, barring the recognition of investment generated performance fees in earlier quarters.

INFLATION

     Jones Lang LaSalle's operations are directly affected by various national and local economic conditions, including interest rates, the availability of credit to finance real estate transactions and the impact of tax laws. To date, management does not believe that general inflation has had a material impact on operations, as revenue, bonuses and other variable costs related to revenue are primarily impacted by real estate supply and demand rather than general inflation.

OTHER MATTERS

     NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" becomes effective for all fiscal quarters for fiscal years beginning after June 15, 2000 and is not expected to have a material impact on the consolidated financial statements.

     During December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement," which provides guidance on various revenue recognition matters.

Jones Lang LaSalle has not yet determined the impact of the Staff
Accounting Bulletin on the consolidated financial statements.

     EURO CONVERSION ISSUES

     On January 1, 1999, certain countries of the European Monetary Union ("EMU") adopted a common currency, the euro. For a three-and-one-half-year transition period, non-cash transactions may be denominated in either the euro or in the old national currencies. After July 1, 2002, the euro will be the sole legal tender for the EMU countries. The adoption of the euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the euro and the existing national currency.

     Jones Lang LaSalle is currently evaluating the potential impact of euro related issues on information systems, currency exchange rate risk and other business activities. Management does not expect the impact of euro conversion issues to be material to Jones Lang LaSalle, however there can be no assurance that external factors will not have a material adverse effect on operations.

     YEAR 2000 ISSUES

     The "Year 2000 Issue" was the result of computer programs and systems having been designed and developed to use two digits, rather than four, to define the applicable year. As a result, these computer programs and systems had the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, pay invoices or engage in similar normal business activities.

     Jones Lang LaSalle successfully modified its software and hardware to meet Year 2000 requirements and experienced no significant disruption of its operations. The total cost of such modifications was $4.8 million of operating expenses associated with testing and other matters and $1.5 million of capital expenditures primarily representing system upgrades which provide operational benefits above and beyond Year 2000 compliance.

     Although Jones Lang LaSalle is not aware of any threatened claims related to the Year 2000, it may become subject to litigation arising from such claims, and, depending on the outcome, such litigation could have a material adverse affect on Jones Lang LaSalle. It is not clear whether insurance coverage would be adequate to offset these and other business risks related to the Year 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

     Jones Lang LaSalle is exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and to fund capital expenditures, acquisitions, co-investments and operations. Jones Lang LaSalle's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, Jones Lang LaSalle borrows primarily at variable rates and enters into derivative financial instruments such as interest rate swap agreements when appropriate. Jones Lang LaSalle does not enter into derivative or interest rate transactions for trading or speculative purposes.

     As of December 31, 1999, Jones Lang LaSalle had entered into interest rate swap agreements with a notional amount of $55.0 million providing for an average fixed interest rate of approximately 5.21%. These agreements have terms which expire through June 15, 2000. Such interest rate swap agreements had an approximate market value of $.2 million at December 31, 1999. The carrying value of the debt approximates its fair value. As of December 31, 1999, the outstanding borrowings on the New Facilities were $316.2 million. The Previous Facilities bore and the New Facilities bear variable rates of interest based on market rates. The effective interest rate on the Previous Facilities and the New Facilities was 6.48% for 1999, including the effect of interest rate swap agreements.

     FOREIGN CURRENCY RISK

     Jones Lang LaSalle's reporting currency is the U.S. dollar. Business is transacted in various foreign currencies throughout Europe and Asia Pacific. The financial statements of subsidiaries outside the United States, except those located in highly inflationary economies, are generally measured using the local currency as the functional currency. As a result, fluctuations in the U.S. dollar relative to the other currencies in which earnings are generated can impact Jones Lang LaSalle's business, operating results and financial condition as reported in U.S. dollars. For 1999, on a pro forma basis (excluding the effect of stock compensation expense), 142% of Jones Lang LaSalle's net loss was attributable to operations with U.S. dollars as their functional currency and (42%) was attributable to operations having other functional currencies. Revenues and expenses are primarily earned and incurred in the currency of the location where the operations generating the revenues and expenses have occurred, thereby limiting exposure to exchange rate fluctuations to some extent.

     On a limited basis, Jones Lang LaSalle enters into forward foreign currency exchange contracts to manage currency risks and reduce exposure resulting from fluctuations in the designated foreign currency associated with existing commitments, assets or liabilities. At December 31, 1999, Jones Lang LaSalle had forward exchange contracts in effect with a notional value of $5.7 million with no market value and no carrying value. Jones Lang LaSalle does not enter into forward foreign currency exchange contracts for trading or speculative purposes.

     DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of December 31, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----

JONES LANG LASALLE INCORPORATED
  CONSOLIDATED FINANCIAL STATEMENTS

  Report of KPMG LLP, Independent Auditors . . . . . . . . . . . . .  46

  Consolidated Balance Sheets as of
    December 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . .  47

  Consolidated Statements of Earnings
    For the Years Ended December 31, 1999, 1998 and 1997 . . . . . .  49

  Consolidated Statements of Stockholders'
    Equity For the Years Ended December 31,
    1999, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . .  51

  Consolidated Statements of Cash Flows
    For the Years Ended December 31, 1999, 1998 and 1997 . . . . . .  54

  Notes to Consolidated Financial Statements . . . . . . . . . . . .  57

  Quarterly Results of Operations (Unaudited). . . . . . . . . . . .  80


SCHEDULES SUPPORTING THE CONSOLIDATED FINANCIAL STATEMENTS:

  II - Valuation and Qualifying Accounts . . . . . . . . . . . . . .  83


     All other schedules have been omitted since the required information is presented in the financial statements and related notes or is not applicable.

                       INDEPENDENT AUDITORS' REPORT



The Stockholders and
Board of Directors of
Jones Lang LaSalle Incorporated:

     We have audited the accompanying consolidated financial statements of Jones Lang LaSalle Incorporated and subsidiaries and their predecessors as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Incorporated and subsidiaries and their predecessors as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                         /S/ KPMG LLP


Chicago, Illinois
February 7, 2000

                                          JONES LANG LASALLE INCORPORATED

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1999 AND 1998
                                        ($ in thousands, except share data)

                                                                                   1999              1998
                                                                                ---------         ---------
ASSETS
------

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .        $  23,308            16,941
  Trade receivables, net of allowances of $9,871 and $3,978 in
    1999 and 1998, respectively. . . . . . . . . . . . . . . . . . . . .          270,593           116,965
  Notes receivable and advances to real estate ventures. . . . . . . . .            4,519            17,042
  Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .            7,045             3,385
  Income tax refund receivable . . . . . . . . . . . . . . . . . . . . .           14,500             --
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,598             2,185
  Deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . .           13,673             9,926
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,446             --
                                                                                 --------          --------

        Total current assets . . . . . . . . . . . . . . . . . . . . . .          348,682           166,444

Property and equipment, at cost, less accumulated
  depreciation of $55,943 and $35,859
  in 1999 and 1998, respectively . . . . . . . . . . . . . . . . . . . .           76,470            28,773
Intangibles resulting from business acquisitions and JLW merger, net of accumulated amortization of $27,515 and
  $11,961 in 1999 and 1998, respectively . . . . . . . . . . . . . . . .          367,215           229,437
Investments in real estate ventures. . . . . . . . . . . . . . . . . . .           67,305            52,976
Long-term receivables, net . . . . . . . . . . . . . . . . . . . . . . .           27,962            10,950
Prepaid pension asset. . . . . . . . . . . . . . . . . . . . . . . . . .           23,956             --
Deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . .            5,270               660
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,940             1,681
                                                                                 --------          --------
                                                                                 $924,800           490,921
                                                                                 ========          ========





                                          JONES LANG LASALLE INCORPORATED

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                  1999              1998
                                                                                ---------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities . . . . . . . . . . . . . . .         $ 88,257            51,101
  Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . .          142,960            58,398
  Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . .          162,643             --
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .           26,259             8,324
                                                                                 --------          --------
        Total current liabilities. . . . . . . . . . . . . . . . . . . .          420,119           117,823

Long-term liabilities:
  Credit facilities. . . . . . . . . . . . . . . . . . . . . . . . . . .          159,743           202,923
  Deferred tax liabilities . . . . . . . . . . . . . . . . . . . . . . .            7,535             --
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,878               603
                                                                                 --------          --------

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .          600,275           321,349

Commitments and contingencies

Minority interest in consolidated subsidiaries . . . . . . . . . . . . .              589             --

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    30,285,472 and 16,264,176 shares issued and
    outstanding as of December 31, 1999 and 1998, respectively . . . . .              303               163
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          442,699           123,543
  Unallocated ESOT shares. . . . . . . . . . . . . . . . . . . . . . . .               (7)            --
  Deferred stock compensation. . . . . . . . . . . . . . . . . . . . . .          (70,106)            --
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . .          (50,050)           44,792
  Accumulated other comprehensive income . . . . . . . . . . . . . . . .            1,097             1,074
                                                                                 --------          --------
          Total stockholders' equity . . . . . . . . . . . . . . . . . .          323,936           169,572
                                                                                 --------          --------
                                                                                 $924,800           490,921
                                                                                 ========          ========



See accompanying notes to consolidated financial statements.

                                          JONES LANG LASALLE INCORPORATED

                                        CONSOLIDATED STATEMENTS OF EARNINGS

                                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                        ($ in thousands, except share data)
                                                                1999            1998             1997 (1)
                                                           ------------     ------------      ------------
Revenue:
  Fee based services . . . . . . . . . . . . . . . . .         $736,042          298,296           219,911
  Equity in earnings from unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . .            6,218            3,911             3,238
  Gain on sale of business . . . . . . . . . . . . . .            7,502            --                --
  Other income . . . . . . . . . . . . . . . . . . . .            5,677            2,257             1,624
                                                               --------         --------          --------
        Total revenue. . . . . . . . . . . . . . . . .          755,439          304,464           224,773

Operating expenses:
  Compensation and benefits. . . . . . . . . . . . . .          477,658          172,982           123,281
  Operating, administrative and other. . . . . . . . .          161,007           70,164            57,285
  Depreciation and amortization. . . . . . . . . . . .           36,676           13,455             9,093
                                                               --------         --------          --------
        Total operating expenses before merger
          related non-recurring charges. . . . . . . .          675,341          256,601           189,659

Merger related non-recurring charges:
  Stock compensation expense . . . . . . . . . . . . .          101,579            --                --
  Integration and transition expenses. . . . . . . . .           49,822           10,021             --
                                                               --------         --------          --------
        Total merger related non-recurring charges . .          151,401           10,021             --
                                                               --------         --------          --------
        Total operating expenses . . . . . . . . . . .          826,742          266,622           189,659

  Operating income (loss). . . . . . . . . . . . . . .          (71,303)          37,842            35,114
Interest expense, net of interest income . . . . . . .           18,211            4,153             3,995
                                                               --------         --------          --------
  Earnings (loss) before provision
    for income taxes . . . . . . . . . . . . . . . . .          (89,514)          33,689            31,119
Net provision for income taxes . . . . . . . . . . . .            5,328           13,224             5,279
                                                               --------         --------          --------
Net earnings (loss). . . . . . . . . . . . . . . . . .         $(94,842)          20,465            25,840
                                                               ========         ========          ========

Other comprehensive income, net of tax:
  Foreign currency translation adjustments . . . . . .               23              444              (469)
                                                               --------         --------          --------
          Comprehensive income (loss). . . . . . . . .         $(94,819)          20,909            25,371
                                                               ========         ========          ========




                                          JONES LANG LASALLE INCORPORATED

                                  CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED





                                                                1999             1998            1997 (1)
                                                           ------------     ------------      ------------

Basic earnings (loss) per common share . . . . . . . .       $    (4.20)            1.26              1.50
                                                             ==========       ==========        ==========

Basic weighted average shares outstanding. . . . . . .       22,607,350       16,215,478        16,200,000
                                                             ==========       ==========        ==========

Diluted earnings (loss) per common share . . . . . . .       $    (4.20)            1.25              1.49
                                                             ==========       ==========        ==========

Diluted weighted average shares outstanding. . . . . .       22,607,350       16,387,721        16,329,613
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

                                          JONES LANG LASALLE INCORPORATED

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                        ($ in thousands, except share data)

                                                                                    Partners'   Accumu-
                                                                                     Capital     lated
                                                                                    (Deficit)    Other
                                          Additi-      Unallo-  Deferred               Pre-     Compre-
                       Common Stock       tional        cated     Stock    Retained  decessor   hensive
                    -------------------   Paid-In       ESOT     Compen-   Earnings  Partner-   Income
                      Shares     Amount   Capital      Shares    sation    (Deficit)  ships     (Loss)    Total
                    ----------   ------   --------     -------  --------   --------- --------   -------  -------
Balances at
 December 31,
 1996. . . . . . .         --     --         --          --        --          --     23,148     1,099   24,247

  Net earnings
   (through
   July 21,
   1997) . . . . .        --       --        --          --        --          --      1,513     --       1,513
  Distributions. .        --       --        --          --        --          --    (14,835)    --     (14,835)
  Acquisition
    of Galbreath
    common
    stock. . . . .        --       --        --          --        --          --     29,292     --      29,292
  Effect of
    the reorgani-
    zation . . . .   12,200,000  $ 122     38,996        --        --          --    (39,118)    --       --
  Net proceeds
    from the
    initial
    Offering . . .    4,000,000     40     82,782        --        --          --      --        --      82,822
  Cumulative
    effect of
    foreign
    currency
    translation
    adjustments. .        --       --        --          --        --          --      --         (565)    (565)
                    ----------   -----    -------    --------  --------    -------- --------  -------- --------
Balances after
 the reorgani-
 zation and
 initial
 Offering. . . . .   16,200,000    162    121,778        --        --         --       --          534  122,474





                                          JONES LANG LASALLE INCORPORATED

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED


                                                                                    Partners'   Accumu-
                                                                                     Capital     lated
                                                                                    (Deficit)    Other
                                          Additi-      Unallo-  Deferred               Pre-     Compre-
                       Common Stock       tional        cated     Stock    Retained  decessor   hensive
                    -------------------   Paid-In       ESOT     Compen-   Earnings  Partner-   Income
                      Shares     Amount   Capital      Shares    sation    (Deficit)  ships     (Loss)    Total
                    ----------   ------   --------     -------  --------   --------- --------   -------  -------
  Net earnings
   (July 22,
   1997 through
   December 31,
   1997) . . . . .        --       --        --          --        --        24,327    --         --     24,327
  Cumulative
   effect of
   foreign
   currency
   translation
   adjustments . .        --       --        --          --        --          --      --           96       96
                    ----------   -----    -------    --------  --------    -------- --------   -------   ------
Balances at
 December 31,
 1997. . . . . . .  16,200,000     162    121,778        --        --        24,327    --          630  146,897

   Net earnings. .       --        --       --           --        --        20,465    --         --     20,465
   Shares issued
    under stock
    purchase plan.      64,176       1      1,765        --        --          --      --         --      1,766
   Cumulative
    effect of
    foreign
    currency
    translation
    adjustments. .       --        --       --           --        --          --      --          444      444
                    ----------   -----    -------    --------  --------    -------- --------  -------- --------
Balances at
 December 31,
 1998. . . . . . .  16,264,176     163    123,543        --        --        44,792    --        1,074  169,572

   Net loss. . . .       --        --       --           --        --       (94,842)   --        --     (94,842)
   Shares issued in
    connection with:
     Stock option
      plan . . . .      21,292     --         495        --        --         --       --        --         495
     Stock purchase
      programs . .     199,587        2     3,695        --        --         --       --        --       3,697




                                          JONES LANG LASALLE INCORPORATED

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED


                                                                                    Partners'   Accumu-
                                                                                     Capital     lated
                                                                                    (Deficit)    Other
                                          Additi-      Unallo-  Deferred               Pre-     Compre-
                       Common Stock       tional        cated     Stock    Retained  decessor   hensive
                    -------------------   Paid-In       ESOT     Compen-   Earnings  Partner-   Income
                      Shares     Amount   Capital      Shares    sation    (Deficit)  ships     (Loss)    Total
                    ----------   ------   --------     -------  --------   --------- --------   -------  -------
   Share activity
    related to JLW
    merger:
     Shares issued
      at closing .  14,254,116     143    355,233          (9) (160,253)      --       --        --     195,114
     Adjustment
      shares sub-
      sequently
      retained . .    (453,699)     (5)    (8,462)       --        --         --       --        --      (8,467)
     ESOT shares
      allocated. .        --       --        1,597          2      --         --       --        --        1,599

   Stock compensa-
     tion adjust-
     ments . . . .       --        --     (33,402)       --      27,906       --       --        --      (5,496)
   Amortization of
     deferred stock
     compensation.       --        --       --           --      62,241       --       --        --      62,241
   Cumulative
     effect of
     foreign
     currency
     translation
     adjustments .       --        --       --           --        --         --       --           23       23
                    ----------   -----    -------    --------  --------    -------- --------  -------- --------
Balances at
 December 31,
 1999. . . . . . .  30,285,472   $ 303    442,699          (7)  (70,106)    (50,050)   --        1,097  323,936
                    ==========   =====    =======    ========  ========    ======== ========  ======== ========






See accompanying notes to consolidated financial statements.

                                          JONES LANG LASALLE INCORPORATED

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                 ($ in thousands)

                                                               1999             1998              1997
                                                           ------------     ------------      ------------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . .         $(94,842)          20,465            25,840
  Reconciliation of net earnings (loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization. . . . . . . . . . .           36,676           13,455             9,093
    Equity in earnings and gain on sale from
      unconsolidated ventures. . . . . . . . . . . . .           (6,218)          (3,911)           (3,238)
    Provision for loss on receivables and
      other assets . . . . . . . . . . . . . . . . . .            2,744            4,009             2,640
    Stock compensation expense . . . . . . . . . . . .          101,143            --                --
    Amortization of deferred compensation. . . . . . .            2,070              229             --
    Tax benefit on conversion to corporate form. . . .            --               --               (6,842)
  Changes in:
    Receivables. . . . . . . . . . . . . . . . . . . .          (49,962)         (28,504)            9,631
    Prepaid expenses and other assets. . . . . . . . .          (10,442)          (3,760)            1,864
    Deferred tax assets and income tax
      refund receivable. . . . . . . . . . . . . . . .          (19,479)           --                --
    Accounts payable, accrued liabilities
      and accrued compensation . . . . . . . . . . . .            5,544           17,255            (2,429)
                                                             ----------       ----------        ----------

          Net cash (used in) provided by
            operating activities . . . . . . . . . . .          (32,766)          19,238            36,559





                                          JONES LANG LASALLE INCORPORATED

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                               1999             1998              1997
                                                           ------------     ------------      ------------
Cash flows provided by (used in) investing
 activities:
    Net capital additions--property and equipment. . .          (36,848)         (15,592)           (6,277)
    Cash paid in connection with merger with
      Jones Lang Wootton, net of cash balances
      assumed (Note 3) . . . . . . . . . . . . . . . .          (27,704)           --                --
    Other acquisitions, net of cash balances
      assumed. . . . . . . . . . . . . . . . . . . . .           (3,030)        (178,919)            1,008
    Investments in real estate ventures:
      Capital contributions and advances to
        real estate ventures . . . . . . . . . . . . .          (25,491)         (51,347)          (16,546)
      Distributions, repayments of advances
        and sale of investments. . . . . . . . . . . .           25,930           10,493            11,707
                                                             ----------       ----------        ----------
          Net cash used in investing activities  . . .          (67,143)        (235,365)          (10,108)

Cash flows provided by (used in) financing
 activities:
    Proceeds from borrowings under credit
      facilities . . . . . . . . . . . . . . . . . . .          326,004          356,929            92,300
    Repayments of borrowings under credit
      facilities . . . . . . . . . . . . . . . . . . .         (223,479)        (154,552)         (126,202)
    Net repayments under long-term notes payable . . .            --               --              (37,213)
    Common stock issued under stock option plan
      and stock purchase programs. . . . . . . . . . .            4,192            --                --
    Distributions to partners. . . . . . . . . . . . .            --               --              (14,835)
    Net proceeds from the initial Offering . . . . . .            --               --               82,822
                                                             ----------       ----------        ----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .          106,717          202,377            (3,128)

  Effects of foreign currency translation
   on cash balances. . . . . . . . . . . . . . . . . .             (441)              31               130
                                                             ----------       ----------        ----------





                                          JONES LANG LASALLE INCORPORATED

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                               1999             1998              1997
                                                           ------------     ------------      ------------

  Net increase (decrease) in cash and
    cash equivalents . . . . . . . . . . . . . . . . .            6,367          (13,719)           23,453
  Cash and cash equivalents, January 1 . . . . . . . .           16,941           30,660             7,207
                                                             ----------       ----------        ----------
  Cash and cash equivalents, December 31 . . . . . . .       $   23,308           16,941            30,660
                                                             ==========       ==========        ==========

Supplemental disclosure of cash flow
  information:

  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . .       $   20,448            3,215             4,195
    Taxes, net of refunds. . . . . . . . . . . . . . .           20,763            2,881             9,910

  Non-cash investing and financing activities:
    Acquisitions and merger:
      Shares issued in connection with
        merger and acquisition . . . . . . . . . . . .       $  141,918            --               29,292
      Fair value of assets acquired. . . . . . . . . .         (218,514)         (23,257)          (12,448)
      Fair value of liabilities assumed. . . . . . . .          197,556           22,652            14,740
      Goodwill . . . . . . . . . . . . . . . . . . . .         (151,694)        (178,314)          (30,576)
                                                             ----------       ----------        ----------
          Cash paid, net of cash balances
            assumed. . . . . . . . . . . . . . . . . .       $  (30,734)        (178,919)            1,008
                                                             ==========       ==========        ==========















See accompanying notes to consolidated financial statements.

                      JONES LANG LASALLE INCORPORATED

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (in millions, except where otherwise noted)


(1)  ORGANIZATION

     Jones Lang LaSalle Incorporated ("Jones Lang LaSalle") is a leading full-service real estate services firm that provides investment management, hotel acquisition, disposition, strategic advisory and valuation, property management, corporate property services, development services, project management, tenant and agency leasing, investment disposition, acquisition, financing and capital placement services on a local, regional and global basis. With over 7,000 employees in more than 100 markets on five continents, Jones Lang LaSalle is able to satisfy local, regional and international service needs. The ability to provide this network of services around the globe was solidified effective March 11, 1999 with the merger of the business of the Jones Lang Wootton companies ("JLW") with those of LaSalle Partners Incorporated ("LaSalle Partners"). In connection with this merger, the name of the company was changed from LaSalle Partners Incorporated to Jones Lang LaSalle Incorporated (see Note 3).

     Jones Lang LaSalle, formerly LaSalle Partners Incorporated [successor to LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (collectively, the "Predecessor Partnerships")], was incorporated in Maryland on April 15, 1997. On July 22, 1997, LaSalle Partners completed an initial public offering (the "Offering") of 4,000,000 shares of LaSalle Partners common stock, $.01 par value per share (the "Common Stock"). In addition, all of the partnership interests held in the Predecessor Partnerships were contributed to LaSalle Partners, pursuant to agreements among the general and limited partners, in exchange for an aggregate of 12,200,000 shares of common stock. The contribution occurred immediately prior to the closing of the Offering. The 4,000,000 shares were offered at $23 per share, aggregating $82.8 million, net of offering costs, of which $63.5 million was used to retire long-term debt and related interest.

     The Predecessor Partnerships were subject to a reorganization as part of Jones Lang LaSalle's incorporation. Due to the existence of a paired share arrangement between the Predecessor Partnerships and between the former general partners of the Predecessor Partnerships, as well as the existence of identical ownership before and after the incorporation of the Predecessor Partnerships, such transactions were accounted for in a manner similar to the accounting used for a pooling of interests. Thus, the financial statements include the financial positions and results of operations of the Predecessor Partnerships at their historical basis.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Jones Lang LaSalle and their majority-owned-and-controlled partnerships and subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

                      JONES LANG LASALLE INCORPORATED

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

     CASH HELD FOR OTHERS

     Jones Lang LaSalle controls certain cash and cash equivalents as agents for its investment and property management clients. Such amounts are not included in the accompanying Consolidated Balance Sheets.

     STATEMENT OF CASH FLOWS

     Cash and cash equivalents include demand deposits and investments in U.S. Treasury instruments (generally held available for sale) with maturities of three months or less. The combined carrying value of such investments of $5.6 million and $3.0 million at December 31, 1999 and 1998, respectively, approximates their market value.

     IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or a change in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     INVESTMENTS IN REAL ESTATE VENTURES

     Jones Lang LaSalle has limited partner, general partner and limited liability company interests in various real estate ventures with interests generally ranging from less than 1% to 49.5% which are accounted for using the equity method. In instances where Jones Lang LaSalle exercises temporary control over co-investments, such investments are accounted for under the equity method.

     INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS AND JLW MERGER

     Intangibles resulting from business acquisitions and the JLW merger are amortized on a straight-line basis over the estimated lives (generally eight to 40 years) of the related assets. Jones Lang LaSalle periodically evaluates the recoverability of the carrying amount of intangibles resulting from business acquisitions and mergers by assessing whether any impairment indications are present, including substantial recurring operating deficits or significant adverse changes in legal or economic factors that affect the businesses acquired. If such analysis indicates impairment, the intangible asset would be adjusted in the period such changes occurred based on its estimated fair value, which is derived from expected cash flow of the businesses.

                      JONES LANG LASALLE INCORPORATED

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Jones Lang LaSalle's financial instruments include cash and cash equivalents, receivables, accounts payable, notes payable, interest rate swap agreements and foreign currency exchange contracts. The estimated fair value of cash and cash equivalents, receivables and payables approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of Jones Lang LaSalle's credit facilities approximates their carrying value due to their variable interest rate terms. The fair value of interest rate swaps is estimated, using third-party quotes, as the amount that Jones Lang LaSalle would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering current interest rates. The fair value of forward foreign currency exchange contracts is estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date.

     FOREIGN CURRENCY TRANSLATION

     The financial statements of subsidiaries located outside the United States, except those subsidiaries located in highly inflationary economies, are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date with the resulting translation adjustments included as a separate component of stockholders' equity and comprehensive income. Income and expense are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings. For subsidiaries operating in highly inflationary economies, the associated gains and losses from balance sheet translation adjustments are included in net earnings.

     DERIVATIVE INSTRUMENTS

     Jones Lang LaSalle has entered into interest rate swap agreements as a hedge against a portion of its credit facilities in order to manage interest rate risk. Fees, if any, related to these agreements are amortized using the effective interest method over the life of the agreements. As of December 31, 1999 and 1998, Jones Lang LaSalle had interest rate swap agreements in effect with a notional amount of $55.0 million with an approximate market value of $.2 million.

     Interest rate swap agreements are contracts that represent an exchange of interest payments and the underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense. Gains and losses from the termination of interest rate swaps are deferred and amortized over the remaining lives of the interest rate swap agreements. If the balance of the liability falls below that of the notional amount of the derivative, the excess portion of the derivative is marked-to-market with a corresponding effect on current earnings.

     Jones Lang LaSalle also enters into forward foreign currency exchange contracts on a limited basis to manage currency risks and reduce its exposure resulting from fluctuations in the designated foreign currency associated with existing commitments, assets or liabilities. The associated gains and losses are deferred and are recognized in income upon settlement of the related transaction. At December 31, 1999, Jones Lang LaSalle had forward foreign currency exchange contracts in effect with a notional value of $5.7 million with no market value and no carrying value. There were no forward exchange contracts in effect at December 31, 1998.

     Jones Lang LaSalle does not enter into derivative financial instruments for trading or speculative purposes.

                      JONES LANG LASALLE INCORPORATED

     EARNINGS PER SHARE

     The basic and diluted losses per common share for the year ended December 31, 1999 were calculated based on basic weighted average shares outstanding of 22,607,350. Consideration shares issued as a result of the merger with JLW, to the extent included, have been weighted as of March 11, 1999. As a result of the operating loss incurred for the period, diluted weighted average shares outstanding for the year ended December 31, 1999 do not give effect to common stock equivalents as to do so would be anti-dilutive. These common stock equivalents consist principally of consideration shares issued in connection with the JLW merger that are subject to vesting provisions or are contingently returnable. Basic earnings per share for the year ended December 31, 1998 and for the period from conversion to corporate form, July 22, 1997, through December 31, 1997 were based on weighted average shares outstanding of 16,215,478 and 16,200,000, respectively. Diluted earnings per share for the year ended December 31, 1998 and for the period from conversion to corporate form, July 22, 1997, through December 31, 1997 were based on weighted average shares outstanding of 16,387,721 and 16,329,613, respectively. These amounts reflect an increase of 172,243 shares and 129,613 shares, respectively, primarily representing the dilutive effect of outstanding stock options whose exercise price was less than the average market price of Jones Lang LaSalle's stock for the period, and, to a lesser extent, the dilutive effect of shares to be issued under employee stock compensation programs.

     REVENUE RECOGNITION

     Advisory and management fees are recognized in the period in which the services are performed. Transaction commissions are recorded as income at the time the related services are provided unless significant future contingencies exist. Development services fees are generally recognized as billed, which approximates the percentage of completion method of accounting. Incentive fees are recorded in accordance with specific terms of each compensation agreement and are typically tied to performance that is measured at contractual milestones, such as the disposition of an asset, or at the conclusion of a given project. Fees recognized in the current period that are expected to be received beyond one year have been discounted to the present value of future expected payments. Pursuant to contractual arrangements, accounts receivable includes unbilled amounts of $70.9 million and $32.3 million at December 31, 1999 and 1998, respectively.

     For financial statement presentation purposes, certain one-time leasing commission payments, aggregating $10.8 million in 1997, made to former Galbreath employees related to contracts in progress at the acquisition date have been presented as a reduction of related commission revenue.

     DEPRECIATION

     Depreciation and amortization is calculated for financial reporting purposes primarily using the straight-line method based on the estimated useful lives of the assets. Furniture, fixtures and equipment totaling $34.4 million and $18.0 million at December 31, 1999 and 1998, respectively, are generally depreciated over seven years. Computer equipment and software totaling $59.7 million and $33.3 million at December 31, 1999 and 1998, respectively, are generally depreciated over three to five years. Leasehold improvements totaling $26.2 million and $13.3 million at December 31, 1999 and 1998, respectively, are amortized over the lease periods which generally range from one to ten years. Automobiles totaling $12.1 million at December 31, 1999 are generally depreciated using a declining balance method over three to five years. There were no automobiles at December 31, 1998.

                      JONES LANG LASALLE INCORPORATED

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

     STOCK-BASED COMPENSATION

     Jones Lang LaSalle grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Jones Lang LaSalle follows the requirements of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation, and accordingly, recognizes no compensation expense for stock option grants, but provides the pro forma disclosures required by the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

     RECLASSIFICATIONS

     Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.


(3)  ACQUISITIONS AND MERGER

     ACQUISITIONS

     On October 1, 1998, Jones Lang LaSalle acquired all of the common stock of the following real estate service companies formerly owned by Lend Lease Corporation ("Lend Lease"): Compass Management and Leasing, Inc. and its wholly owned subsidiaries; The Yarmouth Group Property Management, Inc.; and ERE Yarmouth Retail, Inc. (formerly Compass Retail, Inc.). On October 31, 1998, Jones Lang LaSalle also acquired Compass Management and Leasing (Australia) Pty Limited, the Lend Lease property management and corporate property services business in Australia. Atlanta-based Compass Management and Leasing, Inc. was a global real estate management firm, with operations across the United States, United Kingdom, South America and Australia. Jones Lang LaSalle paid $180.0 million in cash for all of the acquired companies ("COMPASS"). The purchase of the companies also includes provisions for an earnout payment of up to $77.5 million over five years. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition are included in the accompanying Consolidated Statements of Earnings. The excess purchase price over the fair value of the identifiable assets and liabilities acquired was $175.6 million, including transaction costs, of which $35.1 million was allocated to management contracts and is being amortized on a straight-line basis over eight years, and $140.5 million was allocated to goodwill and is being amortized on a straight-line basis over 40 years based on Jones Lang LaSalle's estimate of useful lives.

     On April 22, 1997, Jones Lang LaSalle acquired all of the common stock of Galbreath, a property, facility and development management company. In consideration for the stock, Jones Lang LaSalle issued a 17.5% limited partnership interest in the Predecessor Partnerships to the former stockholders of Galbreath. The acquisition was accounted for as a purchase

                      JONES LANG LASALLE INCORPORATED
and, accordingly, operating results of this business subsequent to the date of acquisition are included in the accompanying Consolidated Statements of Earnings. The excess purchase price over the fair value of the identifiable assets and liabilities acquired was $30.6 million, including transaction costs, of which $6.1 million was allocated to management contracts that are being amortized on a straight-line basis over eight years and $24.5 million was allocated to goodwill which is being amortized on a straight-line basis over 40 years based on Jones Lang LaSalle's estimate of useful lives.

     JONES LANG WOOTTON MERGER

     On March 11, 1999, LaSalle Partners merged its business with that of JLW and changed its name to Jones Lang LaSalle Incorporated. In accordance with the purchase and sale agreements, Jones Lang LaSalle issued 14.3 million shares of its common stock on March 11, 1999, plus $6.2 million in cash (collectively, the "Consideration") in connection with the acquisition of the property and asset management, advisory and other real estate businesses operated by a series of JLW partnerships and corporations in Europe, Asia, Australia, North America and New Zealand. Approximately 12.5 million of the shares were issued to former JLW equity owners (having both direct and indirect ownership) and 1.8 million of the shares were placed in an employee stock ownership trust ("ESOT") to be distributed by December 31, 2000 to selected employees of the former JLW entities. Included in the total ESOT shares are .9 million shares that were allocated on March 11, 1999 and .2 million that were allocated on December 31, 1999, with the remaining .7 million shares to be allocated on December 31, 2000. Issuance of the shares was not registered under the U.S. securities laws, and the shares are generally subject to a contractual one-year restriction on sale.

     Included in the 14.3 million shares originally issued were 1.2 million shares which were subject to a post-closing net worth adjustment. The procedures related to the post-closing net worth calculation were completed during the third quarter and resulted in .5 million shares being retained by Jones Lang LaSalle and an additional $.5 million in cash consideration being due to certain of the former JLW shareholders.

     The transaction, which was principally structured as a share exchange, has been treated as a purchase and is being accounted for using both APB Opinion No. 16, "Business Combinations" and APB Opinion No. 25, "Accounting for Stock Issued to Employees" as reflected in the following table. Accordingly, JLW's operating results have been included in Jones Lang LaSalle's results as of March 1, 1999, the effective date of the merger for accounting purposes.

      Accounting Method                No. of          % of Shares
     (shares in millions)              Shares            Issued
     --------------------             --------         -----------

     APB Opinion No. 16                  7.2               52%
     APB Opinion No. 25 -
       Fixed Award                       5.3               38%
       Variable Award                    1.3               10%
                                        ----              ----
     Net Shares Issued                  13.8              100%
                                        ====              ====

                      JONES LANG LASALLE INCORPORATED

     As noted in the previous table, 7.2 million shares, or 52% of the shares issued, are subject to accounting under APB Opinion No. 16. The value of those shares totaled $141.9 million for accounting purposes based on the five-day average closing stock price surrounding the date the financial terms of the merger with JLW were substantially complete, discounted at a rate of 20% for transferability restrictions. The value of the shares, in addition to a cash payment of approximately $6.2 million and capitalizable transaction costs of approximately $15.8 million were allocated to the identifiable assets acquired and liabilities assumed, based on management's estimate of fair value, which totaled $252.6 million and $240.7 million, respectively. Included in the assets acquired is $32.2 million in cash. Included in the liabilities assumed is $47.4 million of obligations to former partners for undistributed earnings, of which $9.5 million remains unpaid at December 31, 1999. The resulting excess purchase price of $152.0 million was allocated to goodwill which is being amortized on a straight-line basis over 40 years based on management's estimate of useful lives.

     The remaining 6.6 million shares, or 48% of the shares issued, and $.4 million in cash paid are subject to accounting under APB Opinion No. 25. Accordingly, shares issued are being accounted for as compensation expense or deferred compensation expense to the extent they are subject to forfeiture or vesting provisions. Included in the 6.6 million shares are
1.3 million shares that are subject to variable stock award plan accounting. The remaining 5.3 million shares and the $.4 million in cash paid are subject to fixed stock award plan accounting. Compensation expense incurred for the year ended December 31, 1999 totaled $101.6 million, inclusive of the compensation expense recognized at closing and the amortization of deferred compensation for the periods.

     UNAUDITED COMBINED PRO FORMA RESULTS

     The following unaudited combined pro forma results give effect to the merger with JLW as if it had occurred on January 1, 1998 and the acquisitions of COMPASS and Galbreath and estimated incremental general and administrative costs associated with operations as a public company and the repayment of Jones Lang LaSalle's long-term debt out of the proceeds of the Offering, as if these events occurred on January 1, 1997 ($ in thousands):

                                            1999       1998       1997
                                          --------   --------   --------
     Total revenue                        $813,899   $848,325   $317,788
     Net earnings (loss)                  (108,253)  (108,365)    16,683
     Basic earnings (loss)
       per common share                      (4.50)     (4.47)      1.03
     Diluted earnings (loss)
       per common share                      (4.50)     (4.47)      1.02

     The above combined pro forma results are based upon available information and certain assumptions that management believes are reasonable. These pro forma results are not necessarily indicative of what the actual results of operations would have been for the three-year period ended December 31, 1999 had Jones Lang LaSalle completed the merger with JLW, the acquisitions of COMPASS and the Galbreath common stock and consummated its conversion to corporate form and the Offering transactions as of the dates indicated nor does it purport to represent the future financial position or results of operations of Jones Lang LaSalle.

                      JONES LANG LASALLE INCORPORATED

(4)  DISPOSITION

     Effective December 31, 1996, Jones Lang LaSalle sold its Construction Management business and certain related assets to a former member of management for a $9.1 million note. The note, which is secured by the current and future assets of the business, is due December 31, 2006 and bears interest at rates of 6.8% to 10.0%, with interest payments due annually. Annual principal repayments began in January 1998.

     Under the terms of the Asset Purchase Agreement, Jones Lang LaSalle agreed to provide certain financial assistance and administrative and financial services, at cost, beginning in January 1997. The nature of these arrangements prohibited Jones Lang LaSalle from recognizing the sale as a divestiture prior to December 31, 1999. As such, Jones Lang LaSalle accounted for the results of operations, including principal and interest received on the note, in a method similar to the equity method of accounting. As such, principal and interest received under the note were treated as a reduction of such net assets and as a reserve, if necessary, for any anticipated financial exposure under the terms of the Asset Purchase Agreement with the remainder recognized as income. Revenue recognized for the years ended December 31, 1999, 1998 and 1997 was $1.8 million, $1.3 million and $1.1 million, respectively, and has been reflected in Fee Based Services in the accompanying Consolidated Statements of Earnings.

     As of December 31, 1999, Jones Lang LaSalle had received substantial principal payments on its note receivable and is no longer obligated to provide financial assistance to the Construction Management business under the Asset Purchase Agreement. Accordingly, Jones Lang LaSalle recognized the disposition as a divestiture at December 31, 1999 and has recognized a resulting gain of $7.5 million in the Consolidated Statement of Earnings.


(5)  BUSINESS SEGMENTS

     As a result of the merger with JLW, Jones Lang LaSalle is managing its business along a combination of functional and geographic lines. In the fourth quarter of 1999, Jones Lang LaSalle consolidated its operations in Asia and Australasia into a unified region now known as Asia Pacific. Accordingly, operations are now classified into five business segments:
two global businesses, (i) Investment Management and (ii) Hotel Services; and three geographic regions, (iii) the Americas, (iv) Europe and (v) Asia Pacific. The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals. The Hotel Services segment provides strategic advisory, sales, acquisition, valuation and asset management services related solely to hotel, conference and resort properties. The geographic regions of the Americas, Europe and Asia Pacific each provide Owner and Occupier Services which consist primarily of tenant representation and agency leasing, investment disposition and acquisition, and valuation services (collectively, "implementation services") and property management, corporate property services, development and project management services (collectively, "management fees"). Results for 1998 and 1997 have been realigned based upon the current business segments.

     Total revenue by industry segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. Jones Lang LaSalle allocates all expenses, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Merger related non-recurring charges are not allocated to the segments.

                      JONES LANG LASALLE INCORPORATED

     Summarized financial information by business segment for 1999, 1998 and 1997 are as follows ($ in thousands):

                                        1999         1998         1997
                                      --------     --------     --------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services. . . .    $151,769      119,928       90,817
    Management fees. . . . . . . .     117,395       82,330       48,264
    Equity earnings. . . . . . . .         873          369          816
    Other services . . . . . . . .      11,883       10,168        6,270
    Gain on sale of business . . .       7,502        --           --
    Intersegment revenue . . . . .       3,661        2,353        1,659
                                      --------     --------     --------
                                       293,083      215,148      147,826

  Operating expenses:
    Compensation, operating and
      administrative expenses. . .     243,883      176,184      118,683
    Depreciation and
      amortization . . . . . . . .      19,843        8,787        4,796
                                      --------     --------     --------
          Operating income . . . .    $ 29,357       30,177       24,347
                                      ========     ========     ========

 EUROPE
  Revenue:
    Implementation services. . . .    $171,935          831          710
    Management fees. . . . . . . .      79,454          755        --
    Equity losses. . . . . . . . .        (219)       --           --
    Other services . . . . . . . .       1,998          168        --
                                      --------     --------     --------
                                       253,168        1,754          710
  Operating expenses:
    Compensation, operating and
      administrative expenses. . .     215,830        1,243          625
    Depreciation and
      amortization . . . . . . . .       8,047           47        --
                                      --------     --------     --------

          Operating income . . . .    $ 29,291          464           85
                                      ========     ========     ========

 ASIA PACIFIC
  Revenue:
    Implementation services. . . .    $ 69,899        1,543          319
    Management fees. . . . . . . .      36,651           81        --
    Equity earnings. . . . . . . .         117        --           --
    Other services . . . . . . . .       7,577            6        --
                                      --------     --------     --------
                                       114,244        1,630          319
  Operating expenses:
    Compensation, operating and
      administrative expenses. . .     101,642        2,883          971
    Depreciation and
      amortization . . . . . . . .       4,976          107            6
                                      --------     --------     --------

          Operating income
            (loss) . . . . . . . .    $  7,626       (1,360)        (658)
                                      ========     ========     ========

                      JONES LANG LASALLE INCORPORATED

                                        1999         1998         1997
                                      --------     --------     --------
 HOTEL SERVICES
  Revenue:
    Implementation services. . . .    $ 10,089        --           --
    Management fees. . . . . . . .       1,301        --           --
    Other services . . . . . . . .       2,375        --           --
                                      --------     --------     --------
                                        13,765        --           --
  Operating expenses:
    Compensation, operating and
      administrative expenses. . .      11,340        --           --
    Depreciation and
      amortization . . . . . . . .         149        --           --
                                      --------     --------     --------
          Operating income . . . .    $  2,276        --           --
                                      ========     ========     ========

 INVESTMENT MANAGEMENT
  Revenue:
    Implementation services. . . .    $ 11,488        6,402        3,600
    Advisory fees. . . . . . . . .      67,560       77,140       70,817
    Equity earnings. . . . . . . .       5,447        3,542        2,422
    Other services . . . . . . . .         345        1,201          738
    Intersegment revenue . . . . .         136        --           --
                                      --------     --------     --------
                                        84,976       88,285       77,577
  Operating expenses:
    Compensation, operating and
      administrative expenses. . .      69,767       65,189       61,946
    Depreciation and
      amortization . . . . . . . .       3,661        4,514        4,291
                                      --------     --------     --------
          Operating income . . . .    $ 11,548       18,582       11,340
                                      ========     ========     ========

Total segment revenue. . . . . . .    $759,236      306,817      226,432
Intersegment revenue
  eliminations . . . . . . . . . .      (3,797)      (2,353)      (1,659)
                                      --------     --------     --------
          Total revenue. . . . . .     755,439      304,464      224,773
                                      --------     --------     --------
Total segment operating
  expenses . . . . . . . . . . . .     679,138      258,954      191,318
Intersegment operating
  expense eliminations . . . . . .      (3,797)      (2,353)      (1,659)
                                      --------     --------     --------
          Total operating
           expenses before
           merger related
           non-recurring
           charges (1) . . . . . .     675,341      256,601      189,659
                                      --------     --------     --------
          Merger related non-
           recurring charges (1) .     151,401       10,021        --
                                      --------     --------     --------
          Operating income
           (loss). . . . . . . . .    $(71,303)      37,842       35,114
                                      ========     ========     ========

                      JONES LANG LASALLE INCORPORATED

------------

(1) Merger related non-recurring charges consist of integration and transition costs related to the merger with JLW and the COMPASS acquisition and compensation expense incurred associated with the issuance of shares to former employees of JLW.



     Identifiable assets by segment are those assets that are used by or are a result of each segment's business. Corporate assets are principally cash and cash equivalents, office furniture and computer hardware and software.

     The following table reconciles segment identifiable assets to consolidated assets, investments in real estate ventures to consolidated investments in real estate ventures and fixed asset expenditures to consolidated fixed asset expenditures.


                                          JONES LANG LASALLE INCORPORATED

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                   1999                            1998                1997
                                       -----------------------------   ----------------------------- --------
                                                 Invest-                         Invest-
                                                 ments      Fixed                ments      Fixed      Fixed
                                        Identi-  in Real    Asset     Identi-    in Real    Asset      Asset
                                        fiable   Estate     Expen-    fiable     Estate     Expen-     Expen-
($ in thousands)                        Assets   Ventures   ditures   Assets     Ventures   ditures   ditures
                                        -------  --------   --------  --------   --------   -------- --------

Owner and Occupier Services:
  Americas . . . . . . . . . . . . .   $428,226  $  9,604   $ 19,294  $355,840   $ 7,059    $14,022   $ 5,536
  Europe . . . . . . . . . . . . . .    226,535     --        10,328     5,221     --         --        --
  Asia Pacific . . . . . . . . . . .    149,365     --         5,867    14,859     --            30       117

Hotel Services . . . . . . . . . . .      5,193     --            20     --        --         --        --

Investment Management. . . . . . . .    107,000    57,701      3,999    98,060    45,917      1,540       624

Corporate. . . . . . . . . . . . . .      8,481     --           763    16,941     --         --         --
                                       --------  --------   --------  --------   -------    -------   -------

Consolidated . . . . . . . . . . . .   $924,800  $ 67,305   $ 40,271  $490,921   $52,976    $15,592   $ 6,277
                                       ========  ========   ========  ========   =======    =======   =======












                      JONES LANG LASALLE INCORPORATED

     Jones Lang LaSalle conducts business in two countries which individually comprise over 10% of total revenue and total assets in 1999. Geographic segment information is as follows ($ in thousands):

                                           Total       Long-Lived
                                          Revenue        Assets
                                          --------     ----------
    United States. . . . . . . . . .      $339,339        292,102
    United Kingdom . . . . . . . . .       160,238        108,788
    Other foreign countries. . . . .       255,862        156,695
                                          --------       --------
                                          $755,439        557,585
                                          ========       ========

     Long-lived assets exclude intangibles resulting from business acquisitions and the JLW merger.


(6)  INVESTMENTS IN REAL ESTATE VENTURES

     Jones Lang LaSalle has invested in certain real estate ventures that own and operate commercial real estate. These investments include noncontrolling general and limited partnership ownership interests generally ranging from less than 1% to 49.5% of the respective ventures. Jones Lang LaSalle has made initial capital contributions to the ventures and had remaining commitments to certain ventures for additional capital contributions of approximately $28.7 million as of December 31, 1999. Substantially all venture interests are held by corporate subsidiaries of Jones Lang LaSalle. Accordingly, Jones Lang LaSalle's exposure to liabilities and losses of the ventures is limited to its initial and remaining commitments. To the extent Jones Lang LaSalle's investment basis differs from its share of the equity of an unconsolidated investment, such difference is amortized over the depreciable lives of the investee's investment assets.

     Included in investment in real estate ventures is an investment in LaSalle Hotel Properties ("LHO"), a real estate investment trust, which completed its initial public offering in April 1998. LHO was formed to own hotel properties and to continue and expand the hotel investment activities of Jones Lang LaSalle by investing principally in upscale and luxury full-service hotels located primarily in major business and urban, resort and convention markets. Jones Lang LaSalle provides advisory, acquisition and administrative services to LHO for which it receives a base advisory fee calculated as a percentage of net operating income, as well as performance fees based on growth in funds from operations on a per share basis. Such performance fees, if any, are paid in the form of LHO common stock or units, at Jones Lang LaSalle's option. LHO was formed with 10 hotels, nine of which Jones Lang LaSalle had a nominal co-investment in and acted as the investment advisor for. In accordance with the individual investment advisory agreements, Jones Lang LaSalle earned and received performance fees totaling $15.2 million on the disposition of certain of the assets. Jones Lang LaSalle contributed its ownership interests in the hotels as well as the related performance fees to LHO for an effective ownership interest of approximately 6.4%.

     Such investments have been accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements. As such, Jones Lang LaSalle recognizes its share of the underlying profits and losses of the ventures as revenue in the accompanying Consolidated Statements of Earnings. Jones Lang LaSalle generally is entitled to operating distributions in accordance with its respective ownership interests.

                      JONES LANG LASALLE INCORPORATED

     Summarized combined financial information for the above unconsolidated ventures is presented below ($ in thousands):

                                      1999          1998         1997
                                   ----------     ---------    ---------
Balance Sheet:
    Investments in real estate . . .$2,081,747    2,021,372    1,236,217
    Total assets . . . . . . . . . .$2,603,815    2,513,483    1,406,236
                                   ==========     =========    =========
    Mortgage indebtedness. . . . . .$  695,442      614,349      579,310
    Total liabilities. . . . . . . .$1,327,824      977,194      631,807
                                   ==========     =========    =========
    Total equity . . . . . . . . . .$1,275,991    1,536,289      774,429
                                   ==========     =========    =========

Investments in real estate
  ventures . . . . . . . . . . . . .$   66,538       52,083       17,100

Statements of Operations:
    Revenues . . . . . . . . . . . .$  403,557      298,886      288,709
    Net earnings . . . . . . . . . .$  115,571      104,095       96,725
                                   ==========     =========    =========
Equity in earnings from
  real estate ventures . . . . . . .$   6,218         3,911        3,238
                                   ==========     =========    =========

     During 1999, 1998 and 1997, Jones Lang LaSalle made loans to certain of these real estate ventures, of which $6.7 million, $15.5 million and $4.7 million was outstanding at December 31, 1999, 1998 and 1997, respectively, and is included in notes and other receivables in the accompanying Consolidated Balance Sheets. These notes, which bear interest rates of 7.25% to 8.0%, are to be repaid by 2005.

     Jones Lang LaSalle also has investments that are accounted for using the cost method that totaled $.8 million, $.9 million and $1.0 million at December 31, 1999, 1998 and 1997, respectively.


(7)  DEBT

     CREDIT FACILITIES

     On October 27, 1999, Jones Lang LaSalle closed a new $380.0 million unsecured credit agreement. The agreement includes a $223.5 million three-year revolving facility and a $156.5 million term facility due October 15, 2000 (collectively, the "New Facilities"). Jones Lang LaSalle is authorized under the agreement to increase the revolving facility up to a total of $250.0 million and the term facility up to a total of $175.0 million through the expansion of its existing bank group. Jones Lang LaSalle is currently in discussions with additional banks to increase the New Facilities, however, there can be no guarantee as to the final outcome of these discussions. The New Facilities replaced the five-year unsecured $150.0 million revolving credit facility, $175.0 million term credit facility and $30.0 million short-term facility (the "Previous Facilities").

The revolving facility is available for working capital, co-investments and acquisitions. As of December 31, 1999, there was $316.2 million outstanding on the New Facilities, of which $156.5 million is classified as current.

                      JONES LANG LASALLE INCORPORATED

     The New Facilities are guaranteed by certain of Jones Lang LaSalle's subsidiaries. Jones Lang LaSalle must maintain a certain level of consolidated net worth and a ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"). Jones Lang LaSalle must also meet a minimum interest coverage ratio, a minimum liquidity ratio and minimum EBITDA. Additionally, Jones Lang LaSalle is restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the New Facilities, disposing of a significant portion of its assets, and paying dividends until the term facility is repaid. Lender approval is required for certain levels of co-investment. The New Facilities bear variable rates of interest based on market rates. Jones Lang LaSalle uses interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate. The effective interest rate on the Previous Facilities and the New Facilities was 6.48% for the year ended December 31, 1999, including the effect of interest rate swap agreements. The effective interest rate on the Previous Facilities for the year ended December 31, 1998 was 6.1%, including the effect of interest rate swap agreements.

     Jones Lang LaSalle also has various interest bearing overdraft facilities and short-term credit facilities in Europe and Asia Pacific.
The aggregate amount available under these facilities approximates $32.8 million, of which $4.1 million was outstanding as of December 31, 1999. Borrowings on these facilities are currently limited to $50.0 million under the terms of the New Facilities.


(8)  LEASES

     Jones Lang LaSalle leases office space in various buildings for its own use. The terms of these non-cancelable operating leases provide for Jones Lang LaSalle to pay base rent and a share of increases in operating expenses and real estate taxes in excess of defined amounts. Jones Lang LaSalle also leases equipment under both operating and capital lease arrangements.

     Minimum future lease payments (i.e., base rent for leases of office space) due in each of the next five years ending December 31 and thereafter are as follows ($ in thousands):

                                     Operating      Capital
                                      Leases        Leases
                                     ---------      --------

            2000 . . . . . . . . . .  $ 36,270      $  1,957
            2001 . . . . . . . . . .    33,408         1,314
            2002 . . . . . . . . . .    26,813           461
            2003 . . . . . . . . . .    21,077           386
            2004 . . . . . . . . . .    17,091           169
            Thereafter . . . . . . .    37,410            92
                                      --------      --------
                                      $172,069      $  4,379
                                      ========      ========

                      JONES LANG LASALLE INCORPORATED

     Assets recorded under capital leases in the Consolidated Balance Sheet at December 31, 1999 are as follows ($ in thousands):

                                                          1999
                                                        --------
           Furniture, fixtures and equipment            $  2,244
           Computer equipment and software                 2,492
           Automobiles                                       455
           Leasehold improvements                          1,775
                                                        --------
                                                           6,966
           Less accumulated depreciation
             and amortization                             (3,557)
                                                        --------
           Net assets under capital leases              $  3,409
                                                        ========

     Rent expense was $45.0 million, $9.8 million and $7.1 million, during 1999, 1998 and 1997, respectively.


(9)  INCOME TAXES

     For the year ended December 31, 1999, 1998 and for the period subsequent to conversion to corporate form in 1997, Jones Lang LaSalle's provision for income taxes aggregated $5.3 million, $13.2 million and $11.0 million, respectively, and consisted of the following ($ in thousands):

                                         Year Ended December 31,
                                ---------------------------------------
                                 1999            1998            1997
                               --------        --------        --------

U.S. Federal:
  Current. . . . . . . .       $(11,762)       $ 11,843        $  3,930
  Deferred tax . . . . .          2,570          (1,970)          2,656
                               --------        --------        --------
                                 (9,192)          9,873           6,586
                               --------        --------        --------

State and Local:
  Current. . . . . . . .         (2,979)          2,819             823
  Deferred tax . . . . .            901            (144)          1,000
                               --------        --------        --------

                                 (2,078)          2,675           1,823
                               --------        --------        --------

Foreign:
  Current. . . . . . . .         17,959           1,506           2,600
  Deferred tax . . . . .         (1,361)           (830)          --
                               --------        --------        --------

                                 16,598             676           2,600
                               --------        --------        --------

Total. . . . . . . . . .       $  5,328        $ 13,224        $ 11,009
                               ========        ========        ========

                      JONES LANG LASALLE INCORPORATED

     For the period prior to the incorporation of the Predecessor Partnerships, the accompanying Consolidated Statements of Earnings include a federal and state income tax provision for wholly owned corporate subsidiaries and a state tax provision for certain states that require partnerships to pay income taxes. For the period January 1, 1997 through July 21, 1997, such amounts aggregated $1.1 million. No other provision for income taxes was made for those periods as the liability for such taxes would have been that of the respective partners of the Predecessor Partnerships. As a result of Jones Lang LaSalle's conversion from partnership to corporate form in July 1997, a tax benefit of $6.8 million was recognized related to deferred tax assets recorded in accordance with the provisions of SFAS No. 109 arising from temporary differences between the book and tax basis of Jones Lang LaSalle's assets and liabilities at the date of conversion.

     Income tax expense for 1999, 1998 and for the period subsequent to conversion to corporate form for 1997 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes (a loss of $89.5 million for the year ended December 31, 1999, income of $33.7 million for the year ended December 31, 1998 and income of $28.6 million for the period July 22, 1997 through December 31, 1997) as a result of the following ($ in thousands):

                             1999             1998               1997
                      ---------------- -----------------    --------------

Computed "expected"
 tax expense
 (benefit) . . . . . .$(31,330)  35.0% $11,791     35.0%   $10,009   35.0%
Increase (reduction)
 in income taxes
 resulting from:
  Nondeductible
   stock compensa-
   tion expense. . . . 34,078  (38.1%)     --       --        --      --
  State and local
   income taxes,
   net of federal
   income tax benefit. (1,350)   1.5%    1,739     5.2%     1,185    4.1%
  Amortization of
   goodwill and
   other intangibles .     76   (0.1%)  (1,182)   (3.5%)     (573)  (2.0%)
  Nondeductible
   expenses. . . . . .  2,402   (2.7%)     807     2.4%       205    0.7%
  Foreign earnings
   taxed at varying
   rates . . . . . . . (1,022)   1.1%      --       --        --      --
  Valuation
   allowances. . . . .  1,552   (1.7%)     --       --        --      --

Other, net . . . . . .    922   (1.0%)      69     0.2%       183    0.7%
                      -------  ------  -------   ------   -------  ------
                      $ 5,328   (6.0%) $13,224    39.3%   $11,009   38.5%
                      =======  ======  =======   ======   =======  ======

     Domestic and foreign losses before provision for income taxes for the year ended December 31, 1999 were $35.6 million and $53.9 million, respectively. Domestic and foreign earnings before provision for income taxes for the year ended December 31, 1998 were $29.9 million and $3.8 million, respectively.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below ($ in thousands):

                      JONES LANG LASALLE INCORPORATED

                                               December 31,
                                ---------------------------------------
                                 1999            1998            1997
                               --------        --------        --------
Deferred tax assets:
  Accrued expenses . . .       $ 13,525        $  3,957        $  2,205
  Allowances for
   uncollectible
   accounts. . . . . . .          3,983           3,238           2,208
  Foreign tax credit
   carryforwards . . . .          3,634           3,800           2,600
  Foreign loss carry-
   forwards. . . . . . .          3,326             830           --
  Property and
   equipment . . . . . .          2,233           1,644           1,397
  Investments in real
   estate ventures . . .          1,208           --              --
  Alternative minimum
   tax credit
   carryover . . . . . .            750            --              --
  Other. . . . . . . . .            639             355             554
                               --------        --------        --------
                                 29,298          13,824           8,964
  Less valuation
    allowances . . . . .          2,020           --              --
                               --------        --------        --------
                               $ 27,278        $ 13,824        $  8,964
                               ========        ========        ========
Deferred tax liabilities:
  Prepaid pension
   asset . . . . . . . .       $  6,978        $  --           $  --
  Intangible assets. . .          3,743           --              --
  Income deferred for
   tax purposes. . . . .          3,329           --              --
  Investments in real
   estate ventures . . .          --              2,483           2,820
  Other. . . . . . . . .          1,820             716           1,065
                               --------        --------        --------
                               $ 15,870        $  3,199        $  3,885
                               ========        ========        ========


     In connection with the merger with JLW, Jones Lang LaSalle recorded deferred tax assets of $13.3 million and deferred tax liabilities of $8.2 million as part of its purchase price allocation. In connection with the COMPASS acquisition, Jones Lang LaSalle recorded deferred tax assets of $2.6 million as part of its purchase price allocation.

     A deferred U.S. tax liability has not been provided on the unremitted earnings of foreign subsidiaries because it is the intent of Jones Lang LaSalle to permanently reinvest such earnings.

     As of December 31, 1999, Jones Lang LaSalle has available $3.6 million of foreign tax credit carryforwards for U.S. federal income tax purposes, which expire in 2002 through 2004. There were also foreign loss carryforwards at December 31, 1999 approximating $10.8 million which expire in 2003 and thereafter.

                      JONES LANG LASALLE INCORPORATED

     The net deferred tax asset of $11.4 million at December 31, 1999 is considered realizable given past income and estimates of future income. These considerations include, but are not limited to, net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain foreign net operating loss carryforwards for which utilization is not probable.


(10)  RETIREMENT PLANS

     DEFINED CONTRIBUTION PLANS

     Jones Lang LaSalle has a qualified profit sharing plan that incorporates IRC Section 401(k) for its eligible U.S. employees.
Contributions under the qualified profit sharing plan are made via a combination of employer match and an annual contribution on behalf of eligible employees. Included in the accompanying Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997 are contributions of $4.2 million, $1.8 million and $1.7 million, respectively.

Related trust assets of the Plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements.

     Jones Lang LaSalle maintains several defined contribution retirement plans for its eligible non-U.S. employees. Contributions to these plans were approximately $2.0 million for the year ended December 31, 1999. Amounts contributed to similar plans for the year ended December 31, 1998, prior to the merger with JLW, were immaterial.

     DEFINED BENEFIT PLANS

     Jones Lang LaSalle maintains several contributory defined benefit pension plans to provide retirement benefits to eligible employees in certain countries. It is Jones Lang LaSalle's policy to fund the minimum annual contributions required by applicable regulations.

     Net periodic pension cost consisted of the following ($ in thousands):

                                                                 1999
                                                               --------
     Employer service cost - benefits earned
       during the year . . . . . . . . . . . . . . . . .       $  5,902
     Interest cost on projected benefit
       obligation. . . . . . . . . . . . . . . . . . . .          3,680
     Expected (return) loss on plan assets . . . . . . .         (5,332)
     Net amortization/deferrals. . . . . . . . . . . . .         (1,224)
                                                               --------

     Net periodic pension cost . . . . . . . . . . . . .       $  3,026
                                                               ========

                      JONES LANG LASALLE INCORPORATED

     The change in benefit obligation and plan assets and reconciliation of funded status as of December 31, 1999 are as follows ($ in thousands):

                                                                 1999
                                                               --------
     Change in benefit obligation:
       Projected benefit obligation at
         beginning of year . . . . . . . . . . . . . . .       $   --
       Merger with JLW . . . . . . . . . . . . . . . . .         85,311
       Service cost. . . . . . . . . . . . . . . . . . .          5,902
       Interest cost . . . . . . . . . . . . . . . . . .          3,680
       Benefits paid . . . . . . . . . . . . . . . . . .         (1,631)
       Actuarial loss. . . . . . . . . . . . . . . . . .         (4,309)
       Changes in foreign exchange rates . . . . . . . .            210
                                                               --------
         Projected benefit obligation at
           end of year . . . . . . . . . . . . . . . . .       $ 89,163
                                                               ========
     Change in plan assets:
       Fair value of plan assets at
         beginning of year . . . . . . . . . . . . . . .       $   --
       Merger with JLW . . . . . . . . . . . . . . . . .        111,197
       Actual return on plan assets. . . . . . . . . . .          5,729
       Benefits paid . . . . . . . . . . . . . . . . . .         (2,610)
       Changes in foreign exchange rates . . . . . . . .            408
                                                               --------
         Fair value of plan assets at end of year. . . .       $114,724
                                                               ========
     Reconciliation of funded status:
       Funded status . . . . . . . . . . . . . . . . . .       $ 25,561
       Unrecognized actuarial loss . . . . . . . . . . .         (2,153)
                                                               --------
         Net amount recognized . . . . . . . . . . . . .       $ 23,408
                                                               ========

     The amounts recognized in the accompanying Consolidated Balance Sheet as of December 31, 1999 are as follows ($ in thousands):
                                                                 1999
                                                               --------
     Prepaid pension asset . . . . . . . . . . . . . . .       $ 23,956
     Accrued pension liability . . . . . . . . . . . . .           (548)
                                                               --------
     Net amount recognized . . . . . . . . . . . . . . .       $ 23,408
                                                               ========

     For one of the plans, the accumulated benefit obligation exceeded the fair value of the plan assets at December 31, 1999. The related aggregate benefit obligation was $2.4 million and the aggregate fair value of the plan assets was $1.9 million.

     Weighted average assumptions used in developing the projected benefit obligation as of December 31 were generally as follows:

                                                                 1999
                                                               --------
     Discount rate used in determining
       present values. . . . . . . . . . . . . . . . . .          6.25%
     Annual increase in future compensation
       levels. . . . . . . . . . . . . . . . . . . . . .          4.00%
     Expected long-term rate of return
       on assets . . . . . . . . . . . . . . . . . . . .          7.50%

     Plan assets consist of a diversified portfolio of fixed-income investments and equity securities.

                      JONES LANG LASALLE INCORPORATED

(11)  STOCK OPTION AND STOCK COMPENSATION PLANS

     STOCK AWARD AND INCENTIVE PLAN

     In 1997, Jones Lang LaSalle adopted a stock award and incentive plan that provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle. Under the plan, the total number of shares of common stock available to be issued is 4,160,000. The options are granted at the market value of common stock at the date of grant. The options vest at such times and conditions as the Compensation Committee of the Board of Directors of Jones Lang LaSalle determines and sets forth in the award agreement. Such options granted in 1999 and 1998 vest over a period of zero to five years. Such options granted in 1997 vest over a period of one to six years. Certain 1997 options having a six-year vesting period are subject to an accelerated vesting schedule based on the future average stock price. At December 31, 1999 and 1998, there were 2,127,662 and 973,100 additional shares, respectively, available for grant under the stock award and incentive plan.

     The per share weighted-average fair value of options granted during 1999, 1998 and 1997 was $17.63, $16.44 and $11.63 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
                                1999            1998             1997
                           --------------   -------------    -------------

Expected dividend yield. .          0.00%           0.00%            0.00%
Risk-free interest rate. .          6.90%           4.95%            6.95%
Expected life. . . . . . .   6 to 9 years    6 to 9 years     6 to 9 years
Expected volatility. . . .         47.34%          41.50%           16.50%
Contractual terms. . . . .  7 to 10 years   7 to 10 years    7 to 10 years

     Jones Lang LaSalle accounts for its stock option and compensation plans under the provisions of SFAS No. 123, which allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and net income per share disclosures for employee option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. Jones Lang LaSalle has elected to apply the provisions of APB No. 25 in accounting for its stock award and incentive plan, and, accordingly, no compensation cost has been recognized for its stock award and incentive plan in the Consolidated Financial Statements. Had Jones Lang LaSalle determined compensation cost based upon the fair value at the date of grant for its options as set forth under SFAS No. 123, Jones Lang LaSalle's net earnings (loss), basic earnings (loss) per common share and diluted earnings (loss) per common share would have been as follows ($ in thousands, except share data):
                                       1999        1998     1997 (1)
                                     --------    --------   --------

Net earnings (loss). . . . . . . .   $(98,767)   $ 15,689   $ 23,924
Basic earnings (loss) per
  common share . . . . . . . . . .      (4.37)       0.97       1.48
Diluted earnings (loss) per
  common share . . . . . . . . . .      (4.37)       0.96       1.47

-----------

  (1) Earnings per share for 1997 is calculated based on earnings for the period from conversion to corporate form, July 22, 1997, through December 31, 1997.

                      JONES LANG LASALLE INCORPORATED

     Stock option activity is as follows (shares in thousands):


                       1999               1998                1997
                  -----------------  -----------------   -----------------
                          Weighted-          Weighted-           Weighted-
                  Shares  Average     Shares Average     Shares   Average
                  ------  ---------   ------ ---------   ------  ---------
Outstanding
 at beginning
 of year . . .   1,241.9    $26.75     738.0   $23.29      --     $  --
Granted. . . .     997.6     31.45     524.9    31.71     740.5     23.29
Exercised. . .     (21.3)    23.25      --       --        --        --
Forfeited. . .    (207.2)    31.39     (21.0)   29.56      (2.5)    23.00
                 -------             -------              -----
Outstanding
 at end of
 year. . . . .   2,011.0    $28.67   1,241.9   $26.75     738.0    $23.29
                 =======             =======              =====

     At December 31, 1999, 1998 and 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $9.31-$43.88 and 6.5 years, $23.00-$43.88 and 7.6 years, and $23.00-$35.06 and 9.5 years, respectively. At December 31, 1999 and 1998, approximately 645,333 and 534,000 options were exercisable, respectively. None of the options were exercisable at December 31, 1997.

     OTHER STOCK COMPENSATION PROGRAMS

     In 1999, Jones Lang LaSalle established a stock compensation program for certain of its employees pursuant to which they are awarded a portion of their annual bonus in the form of restricted shares of Jones Lang LaSalle common stock. The number of shares awarded was enhanced by Jones Lang LaSalle by 20% in 1999 and will be enhanced by 15% in future years. The shares vest 50% at eighteen months from the date of grant and the remaining 50% at thirty months from the date of grant. The related compensation cost is amortized to expense over the vesting period.

     In 1997 and 1998, Jones Lang LaSalle maintained a Stock Compensation Program ("SCP") for eligible employees. Under this plan, employee contributions for stock purchases were enhanced by Jones Lang LaSalle through an additional contribution of 15%. Employee contributions vested immediately while Jones Lang LaSalle contributions were subject to various vesting periods. The related compensation cost is amortized to expense over the vesting period. As of December 31, 1999, 37,598 shares have been issued under this plan. The plan was suspended in 1999.

     In 1998, Jones Lang LaSalle adopted an Employee Stock Purchase Plan ("ESPP") for eligible employees. Under this plan, employee contributions for stock purchases will be enhanced by Jones Lang LaSalle through an additional contribution of 15%. Employee contributions and Jones Lang LaSalle contributions vest immediately. As of December 31, 1999, 226,165 shares have been issued under this plan.

                      JONES LANG LASALLE INCORPORATED

(12) TRANSACTIONS WITH AFFILIATES

     Certain officers of Jones Lang LaSalle are trustees for real estate funds that were organized by a subsidiary. Jones Lang LaSalle earns advisory and management fees for services rendered to the funds. Included in the accompanying Consolidated Financial Statements are revenues of $.2 million, $2.3 million and $4.2 million for 1999, 1998 and 1997, respectively, as well as receivables of $.03 million and $.1 million at December 31, 1999 and 1998, respectively, related to such services.

     Jones Lang LaSalle also earns fees and commissions for services rendered to affiliates of Dai-ichi Life Property Holdings, Inc. and Galbreath Holdings, LLC, two significant stockholders and real estate ventures in which Jones Lang LaSalle has an equity interest. Included in the accompanying Consolidated Financial Statements are revenues from such affiliates of $39.0 million, $45.9 million and $33.0 million for 1999, 1998 and 1997, respectively, as well as receivables for reimbursable expenses and revenues as of December 31, 1999 and 1998 of $8.7 million and $9.3 million, respectively.


(13) COMMITMENTS AND CONTINGENCIES

     At December 31, 1999, Jones Lang LaSalle has several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

     Jones Lang LaSalle is a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these litigation matters are covered by insurance. In the opinion of Management, the ultimate resolution of such litigation matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of Jones Lang LaSalle.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


     The following table sets forth certain unaudited consolidated statements of earnings data for each of Jones Lang LaSalle's last eight quarters. In the opinion of Management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments and accruals, that Jones Lang LaSalle considers necessary for a fair presentation. The unaudited consolidated quarterly information should be read in conjunction with Jones Lang LaSalle's Consolidated Financial Statements and the notes thereto.
The operating results for any quarter are not necessarily indicative of the results for any future period.

                                          JONES LANG LASALLE INCORPORATED

                                               QUARTERLY INFORMATION
                                                    (UNAUDITED)


                                                                                1999
                                                         -------------------------------------------------------
($ in thousands, except share data)                     March 31     June 30    Sept. 30    Dec. 31       Year
                                                        --------    --------    --------    --------    --------

Revenue (1):
  Owner & Occupier Services:
    Americas . . . . . . . . . . . . . . . . . . . . .  $ 44,111      54,439      72,346     118,526     289,422
    Europe . . . . . . . . . . . . . . . . . . . . . .    27,783      68,011      67,795      89,579     253,168
    Asia Pacific . . . . . . . . . . . . . . . . . . .     9,727      33,434      31,677      39,406     114,244
  Hotel Services . . . . . . . . . . . . . . . . . . .       854       3,181       3,715       6,015      13,765
  Investment Management. . . . . . . . . . . . . . . .    18,946      20,079      18,639      27,176      84,840
                                                        --------    --------    --------    --------    --------

        Total revenue. . . . . . . . . . . . . . . . .  $101,421     179,144     194,172     280,702     755,439

Merger related non-recurring charges (2) . . . . . . .    54,043      35,587      25,742      36,029     151,401


Operating income (loss) (1). . . . . . . . . . . . . .  $(66,333)    (38,462)    (12,992)     46,484     (71,303)

Net earnings (loss). . . . . . . . . . . . . . . . . .  $(55,415)    (37,704)    (16,937)     15,214     (94,842)

Basic earnings (loss) per common share . . . . . . . .  $  (3.09)      (1.62)      (0.70)        .63       (4.20)

Diluted earnings (loss) per common share . . . . . . .  $  (3.09)      (1.62)      (0.70)        .63       (4.20)





                                          JONES LANG LASALLE INCORPORATED

                                         QUARTERLY INFORMATION - CONTINUED



                                                                                1998
                                                         -------------------------------------------------------
($ in thousands, except share data)                     March 31     June 30    Sept. 30    Dec. 31       Year
                                                        --------    --------    --------    --------    --------

Revenue (1):
  Owner & Occupier Services:
    Americas . . . . . . . . . . . . . . . . . . . . .  $ 27,752      44,649      48,339      92,055     212,795
    Europe . . . . . . . . . . . . . . . . . . . . . .         3         270         437       1,044       1,754
    Asia Pacific . . . . . . . . . . . . . . . . . . .        46         170         120       1,294       1,630
  Hotel Services . . . . . . . . . . . . . . . . . . .     --          --          --          --          --
  Investment Management. . . . . . . . . . . . . . . .    23,264      29,123      15,936      19,962      88,285
                                                        --------    --------    --------    --------    --------

        Total revenue. . . . . . . . . . . . . . . . .  $ 51,065      74,212      64,832     114,355     304,464

Merger related non-recurring charges (2) . . . . . . .     --          --          --         10,021      10,021


Operating income (loss) (1). . . . . . . . . . . . . .  $ (5,349)     12,220       8,229      22,742      37,842

Net earnings (loss). . . . . . . . . . . . . . . . . .  $ (3,440)      7,310       4,806      11,789      20,465

Basic earnings (loss) per common share . . . . . . . .  $  (0.21)       0.45        0.30        0.73        1.26

Diluted earnings (loss) per common share . . . . . . .  $  (0.21)       0.45        0.29        0.72        1.25




(1)  Excludes intersegment revenue and intersegment expense.

(2)  Merger related non-recurring charges include integration and transition costs related to the merger with JLW and the COMPASS acquisition and compensation expense incurred associated with the issuance of shares to former employees of JLW.






                                          JONES LANG LASALLE INCORPORATED

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 ($ in thousands)





                                                            Additions
                                 Balance at       --------------------------                          Balance
                                 Beginning        Costs and          Other                            at End
Description                      of Period         Expenses         Accounts        Deductions       of Period
-----------                      ----------       ----------       ----------       ----------       ---------

1999
Accounts Receivable
Reserves . . . . . . . . .         $  3,978            2,744         8,722(A)         5,573(D)           $9,871

1998
Accounts Receivable
Reserves . . . . . . . . .         $  2,679            4,009           107(B)         2,817(D)           $3,978

1997
Accounts Receivable
Reserves . . . . . . . . .         $  1,900            2,640         1,530(C)         3,391(D)           $2,679



(A)  Represents reserve acquired as a result of the merger with JLW.

(B)  Represents reserve acquired as a result of the COMPASS acquisition.

(C)  Represents reserve acquired as a result of the Galbreath acquisition.

(D)  Includes primarily write-offs of uncollectible accounts.










ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the material in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance."



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

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

      (a)   Financial Statements and Schedules:

            1.    Financial Statements

                  See Index to Consolidated Financial Statements in Item 8 of this report.

            2.    Financial Statement Schedule:

                  See Index to Consolidated Financial Statements in Item 8 of this report.

            3.    Exhibits

                  A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and is incorporated by reference herein.

      (b)   Reports on Form 8-K:

                 None



INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in (i) this Report in Item 1. "Business," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," and elsewhere, (ii) our Proxy Statement dated February 4, 1999 under the captions "Risk Factors," "The Transactions," "The Purchase Agreements," "JLW Management's Discussion and Analysis of Financial Condition and Results of Operations of the JLW Companies," and elsewhere, and (iii) in other reports filed with the Securities and Exchange Commission. Jones Lang LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.

                             POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each of Jones Lang LaSalle Incorporated, a Maryland corporation, and the undersigned Directors and officers of Jones Lang LaSalle Incorporated, hereby constitutes and appoints Stuart L. Scott, Christopher A. Peacock, William E. Sullivan and Nicholas J. Willmott its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 24th day of March, 2000.


                        JONES LANG LASALLE INCORPORATED


                        /S/ STUART L. SCOTT
                        __________________________
                        By:   Stuart L. Scott
                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of March, 2000.

SIGNATURE                           TITLE
---------                           -----


/S/ STUART L. SCOTT
_____________________________
Stuart L. Scott                     Chairman of the Board of Directors, and
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)


/S/ CHRISTOPHER A. PEACOCK
____________________________
Christopher A. Peacock              President, Deputy Chief Executive
                                    Officer, Chief Operating Officer
                                    and Director


/S/ WILLIAM E. SULLIVAN
____________________________
William E. Sullivan                 Executive Vice President,
                                    Chief Financial Officer and
                                    Secretary
                                    (Principal Financial Officer)


/S/ MICHAEL J. SMITH
____________________________
Michael J. Smith                    Deputy Chairman and Director


/S/ PETER H. T. LEE
____________________________
Peter H. T. Lee                     Chairman of Hong Kong and Director


/S/ CLIVE J. PICKFORD
____________________________
Clive J. Pickford                   Chairman of Europe and Director

SIGNATURE                           TITLE
---------                           -----


/S/ M.G. ROSE
____________________________
M.G. Rose                           Chief Executive Officer of
                                    Global Services
                                    Management and Director


/S/ EARL E. WEBB
____________________________
Earl E. Webb                        Chief Executive Officer
                                    of the Americas and Director


/S/ HENRI-CLAUDE DE BETTIGNIES
______________________________
Henri-Claude de Bettignies          Director


/S/ DARRYL HARTLEY-LEONARD
____________________________
Darryl Hartley-Leonard              Director


/S/ DEREK A. HIGGS
____________________________
Derek A. Higgs                      Director


/S/ DAVID K.P. LI
____________________________
David K.P. Li                       Director


/S/ THOMAS C. THEOBALD
____________________________
Thomas C. Theobald                  Director


/S/ JOHN R. WALTER
____________________________
John R. Walter                      Director


/S/ NICHOLAS J. WILLMOTT
____________________________
Nicholas J. Willmott                Senior Vice President and
                                    Global Controller
                                    (Principal Accounting Officer)

                               EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

2.1         Subscription Agreement (Incorporated by reference to
Exhibit 2.01 to the Registrant's Registration Statement No. 333-25741).

2.2 Purchase and Sale Agreement, dated as of October 21, 1998, as amended, with respect to the acquisition by the Registrant of the JLW Parent Companies operating in Europe and the U.S.A. (the "Europe/USA Agreement") (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 22, 1998 (filed December 9, 1998)).

2.3 Purchase and Sale Agreement, dated as of October 21, 1998, as amended, with respect to the acquisition by the Registrant of the JLW Parent Companies operating in Australia and New Zealand (the "Australasia Agreement") (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 22, 1998 (filed December 9, 1998)).

2.4 Purchase and Sale Agreement, dated as of October 21, 1998, as amended, with respect to the acquisition by the Registrant of the JLW Parent Companies operating in Asia (the "Asia Agreement") (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated October 22, 1998 (filed December 9, 1998)).

2.5 Form of Purchase and Sale Joinder Agreement, dated as of October 21, 1998, by and among the Registrant and each of the shareholders selling equity interests in the JLW Parent Companies under the Europe/USA Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated October 22, 1998 (filed December 9, 1998)).

2.6 Form of Purchase and Sale Joinder Agreement, dated as of October 21, 1998, by and among the Registrant and each of the shareholders selling equity interests in the JLW Parent Companies under the Australasia Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated October 22, 1998 (filed December 9, 1998)).

2.7 Form of Purchase and Sale Joinder Agreement, dated as of October 21, 1998, by and among the Registrant and each of the shareholders selling equity interests in the JLW Parent Companies under the Asia Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated October 22, 1998 (filed December 9, 1998)).

2.8 Form of Indemnity and Escrow Agreement, dated as of October 21, 1998, by and among the Registrant, certain subsidiaries of the Registrant and each of the shareholders selling equity interests in the JLW Parent Companies under the Europe/USA Agreement, the Australasia Agreement and the Asia Agreement (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated October 22, 1998 (filed December 9, 1998)).

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

2.9 Form of Stockholder Agreement, dated as of October 21, 1998, by and among the Registrant and each of the persons receiving shares of common stock under the Europe/USA Agreement, the Australasia Agreement and the Asia Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K dated October 22, 1998 (filed December 9, 1998)).

2.10 Form of Stockholder Agreement, dated as of October 21, 1998, by and among the Registrant and each of the partners of DEL-LPL Limited Partnership and DEL-LPAML Limited Partnership who was an employee of the Registrant in October 1998 and who received shares of Common Stock in connection with the dissolution of DEL-LPL Limited Partnership and DEL-LPAML Limited Partnership (Incorporated by reference to Exhibit 10.9 to the Current Report on From 8-K dated October 22, 1998 (filed December 9,
1998)).

3.1 Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 11, 1999 (filed March 24, 1999)).

3.2         Second Amended and Restated Bylaws of the Registrant
(Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 11, 1999 (filed March 24, 1999)).

4.1 Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated March 11, 1999 (filed March 24, 1999)).

10.1 Amended and Restated Multicurrency Credit Agreement, dated as of October 27, 1999 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

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

10.3 Asset Purchase Agreement, dated as of December 31, 1996, by and among LaSalle Construction Limited Partnership, LaSalle Partners Limited Partnership, Clune Construction Company, L.P. and Michael T. Clune (Incorporated by reference to Exhibit 10.10 to the Registrant's
Registration Statement No. 333-25741).

10.4 1997 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement No. 333-42193).

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

10.5 Amendment to the Registrant's 1997 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.6 Second Amendment to the 1997 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.7 Third Amendment to the 1997 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.8        Employee Stock Purchase Plan (Incorporated by reference to
Exhibit 99.1 to the Registrant's Registration Statement No. 333-42193).

10.9        First Amendment to the Employee Stock Purchase Plan
(Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.10       Second Amendment to the Employee Stock Purchase Plan
(Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.11       Amended and Restated Stock Compensation Program

10.12 Description of Management Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1997).

10.13 Registration Rights Agreement, dated as of April 22, 1997, by and among the Registrant, DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, DSA-LSPL, Inc., DSA-LSAM, Inc. and Galbreath Holdings, LLC (Incorporated by reference to Exhibit 10.14 to the Registrant's
Registration Statement No. 333-25741.)

10.14 Form of Indemnification Agreement with Executive Officers and Directors (Incorporated by Reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1998).

10.15       Severance Pay Plan.

10.16       Senior Executive Service Agreement with Christopher A. Peacock.

10.17       Senior Executive Service Agreement with Robert Orr.

10.18 Consent Agreement, dated as of April 15, 1997, by and among DSA-LSPL, Inc., DSA-LSAM, Inc., DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, DEL/LaSalle Finance Company, L.L.C., LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement No. 333-25741.)

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

10.19 Consent Agreement, dated as of April 22, 1997, by and among the Stockholders of The Galbreath Company and The Galbreath Company of California, Inc., Galbreath Holdings, LLC, DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, DEL/LaSalle Finance Company, L.L.C., LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement No. 333-25741.)

10.20 Purchase Agreement by and among the Registrant and Lend Lease Corporation Limited, and the subsidiaries of Lend Lease Corporation Limited named herein dated August 31, 1998 (Incorporated by reference to Exhibit 2(a) to the Current Report on Form 8-K dated October 1, 1998).

21.1        List of Subsidiaries

23.1        Consent of KPMG LLP, independent auditors

24.1 Power of Attorney (Set forth on page preceding signature page of this report.)

27.1        Financial Data Schedule

99.1        Jones Lang LaSalle press release announcing 1999 earnings