Form 10-Q
period 2000-03-31
JONES LANG LASALLE INC
filed 2000-05-15
CIK 1037976

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
               Class                            May 12, 2000
               -----                           --------------

     Common Stock ($0.01 par value)              30,280,218

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . .      3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . .     15

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk. . . . . . . . . . . . . . . . . . . . .     23


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . .     24

Item 5.     Other Matters. . . . . . . . . . . . . . . . . . . .     24

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .     24

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                       JONES LANG LASALLE INCORPORATED
                         CONSOLIDATED BALANCE SHEETS

                    MARCH 31, 2000 AND DECEMBER 31, 1999
                      (in thousands, except share data)
                                 (UNAUDITED)

                                             MARCH 31,       DECEMBER 31,
                                               2000             1999
                                           -------------     -----------
ASSETS
------
Current assets:
  Cash and cash equivalents. . . . . . . . .  $   15,771          23,308
  Trade receivables, net of allowances
    of $10,996 and $9,871 in 2000
    and 1999, respectively . . . . . . . . .     235,090         270,593
  Notes receivable and advances to
    real estate ventures . . . . . . . . . .       4,616           4,519
  Other receivables. . . . . . . . . . . . .       4,570           7,045
  Income tax refund receivable . . . . . . .      14,500          14,500
  Prepaid expenses . . . . . . . . . . . . .      10,117           9,598
  Deferred tax assets. . . . . . . . . . . .      16,699          13,673
  Other assets . . . . . . . . . . . . . . .      16,563           5,446
                                              ----------       ---------
          Total current assets . . . . . . .     317,926         348,682

Property and equipment, at cost,
  less accumulated depreciation of
  $60,015 and $55,943 in 2000
  and 1999, respectively . . . . . . . . . .      78,505          76,470
Intangibles resulting from business
  acquisitions and JLW merger, net of
  accumulated amortization of $31,599
  and $27,515 in 2000 and 1999,
  respectively . . . . . . . . . . . . . . .     363,700         367,215
Investments in real estate ventures. . . . .      73,246          67,305
Long-term receivables, net . . . . . . . . .      27,494          27,962
Prepaid pension asset. . . . . . . . . . . .      22,800          23,956
Deferred tax assets. . . . . . . . . . . . .       5,188           5,270
Other assets, net. . . . . . . . . . . . . .       8,813           7,940
                                              ----------      ----------
                                              $  897,672         924,800
                                              ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and
    accrued liabilities. . . . . . . . . . .  $   92,029          88,257
  Accrued compensation . . . . . . . . . . .      70,758         142,960
  Short-term borrowings. . . . . . . . . . .     181,394         162,643
  Deferred tax liabilities . . . . . . . . .         231           --
  Other liabilities. . . . . . . . . . . . .      21,614          26,259
                                              ----------      ----------
          Total current liabilities. . . . .     366,026         420,119

Long-term liabilities:
  Credit facilities. . . . . . . . . . . . .     194,466         159,743
  Deferred tax liabilities . . . . . . . . .       7,225           7,535
  Other. . . . . . . . . . . . . . . . . . .      15,539          12,878
                                              ----------      ----------

          Total liabilities. . . . . . . . .     583,256         600,275

Commitments and contingencies

                       JONES LANG LASALLE INCORPORATED
                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                    MARCH 31, 2000 AND DECEMBER 31, 1999
                      (in thousands, except share data)
                                 (UNAUDITED)


                                             MARCH 31,       DECEMBER 31,
                                               2000             1999
                                           -------------     -----------

Minority interest in consolidated
  subsidiaries . . . . . . . . . . . . . . .         554             589

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    30,288,978 and 30,285,472 shares
    issued and outstanding as of 2000
    and 1999, respectively . . . . . . . . .         303             303
  Additional paid-in capital . . . . . . . .     449,132         442,699
  Unallocated ESOT shares. . . . . . . . . .          (7)             (7)
  Deferred stock compensation. . . . . . . .     (56,531)        (70,106)
  Retained deficit . . . . . . . . . . . . .     (75,022)        (50,050)
  Accumulated other comprehensive
    income (loss). . . . . . . . . . . . . .      (4,013)          1,097
                                              ----------      ----------
          Total stockholders' equity . . . .     313,862         323,936
                                              ----------      ----------
                                              $  897,672         924,800
                                              ==========      ==========



































        See accompanying notes to consolidated financial statements.

                       JONES LANG LASALLE INCORPORATED
        CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                 THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                      (in thousands, except share data)
                                 (UNAUDITED)



                                                    2000          1999
                                                 ----------   ----------
Revenue:
  Fee-based services . . . . . . . . . . . . .   $  180,423      100,704
  Equity in earnings from unconsolidated
    ventures . . . . . . . . . . . . . . . . .        5,940          181
  Other income . . . . . . . . . . . . . . . .          617          536
                                                 ----------   ----------
        Total revenue. . . . . . . . . . . . .      186,980      101,421

Operating expenses:
  Compensation and benefits. . . . . . . . . .      130,237       75,439
  Operating, administrative and other. . . . .       51,485       31,317
  Depreciation and amortization. . . . . . . .       10,694        6,955
                                                 ----------   ----------
        Total operating expenses before
          merger related non-recurring
          charges. . . . . . . . . . . . . . .      192,416      113,711
                                                 ----------   ----------
        Operating loss before merger
          related none-recurring charges . . .       (5,436)     (12,290)

Merger related non-recurring charges:
  Stock compensation expense . . . . . . . . .       18,326       46,199
  Integration and transition expenses. . . . .        --           7,844
                                                 ----------   ----------
        Total merger related non-recurring
          charges. . . . . . . . . . . . . . .       18,326       54,043
                                                 ----------   ----------
        Total operating expenses . . . . . . .      210,742      167,754
                                                 ----------   ----------
        Operating loss . . . . . . . . . . . .      (23,762)     (66,333)

Interest expense, net of interest income . . .        6,675        2,642
                                                 ----------   ----------
        Loss before benefit for income taxes .      (30,437)     (68,975)

Net benefit for income taxes . . . . . . . . .       (5,465)     (13,560)
                                                 ----------   ----------
        Net loss . . . . . . . . . . . . . . .   $  (24,972)     (55,415)
                                                 ==========   ==========

Other comprehensive income:
  Foreign currency translation adjustments . .   $   (5,110)        (433)
                                                 ----------   ----------
Comprehensive loss . . . . . . . . . . . . . .   $  (30,082)     (55,848)
                                                 ==========   ==========
Basic loss per common share. . . . . . . . . .   $    (1.02)       (3.09)
                                                 ==========   ==========
Weighted average shares outstanding. . . . . .   24,395,021   17,914,221
                                                 ==========   ==========
Diluted loss per common share. . . . . . . . .   $    (1.02)       (3.09)
                                                 ==========   ==========
Diluted weighted average shares outstanding. .   24,395,021   17,914,221
                                                 ==========   ==========




        See accompanying notes to consolidated financial statements.

                                          JONES LANG LASALLE INCORPORATED
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                PERIODS ENDED MARCH 31, 2000 AND DECEMBER 31, 1999
                                         (in thousands, except share data)
                                                    (UNAUDITED)
                                                                                                Accumu-
                                                                                                 lated
                                                                                                 Other
                                                 Additi-     Unallo-    Deferred                Compre-
                            Common Stock         tional       cated       Stock    Retained     hensive
                         -------------------     Paid-In      ESOT       Compen-   Earnings     Income
                         Shares       Amount     Capital     Shares      sation    (Deficit)    (Loss)      Total
                       ----------     ------     --------    -------    --------   ---------    -------    -------
Balances at
 December 31,
 1998. . . . . . . .   16,264,176       163      123,543       --          --        44,792      1,074    169,572

   Net loss. . . . .        --          --         --          --          --       (94,842)     --       (94,842)
   Shares issued in
    connection with:
     Stock option
      plan . . . . .       21,292       --           495       --          --         --         --           495
     Stock purchase
      programs . . .      199,587          2       3,695       --          --         --         --         3,697
   Share activity
    related to JLW
    merger:
     Shares issued
      at closing . .   14,254,116       143      355,233         (9)   (160,253)      --         --       195,114
     Adjustment
      shares sub-
      sequently
      retained . . .     (453,699)       (5)      (8,462)      --          --         --         --        (8,467)
     ESOT shares
      allocated. . .         --         --          1,597         2        --         --         --          1,599
   Stock compensa-
     tion adjust-
     ments . . . . .        --          --       (33,402)      --        27,906       --         --        (5,496)
   Amortization of
     deferred stock
     compensation. .        --          --         --          --        62,241       --         --        62,241
   Cumulative effect
     of foreign
     currency
     translation
     adjustments . .        --          --         --          --          --         --            23         23
                       ----------     -----      -------   --------    --------    --------   --------   --------




                                          JONES LANG LASALLE INCORPORATED
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED



                                                                                                Accumu-
                                                                                                 lated
                                                                                                 Other
                                                 Additi-     Unallo-    Deferred                Compre-
                            Common Stock         tional       cated       Stock    Retained     hensive
                         -------------------     Paid-In      ESOT       Compen-   Earnings     Income
                         Shares       Amount     Capital     Shares      sation    (Deficit)    (Loss)      Total
                       ----------     ------     --------    -------    --------   ---------    -------    -------
Balances at
 December 31,
 1999. . . . . . . .   30,285,472       303      442,699         (7)    (70,106)    (50,050)     1,097    323,936

Net loss . . . . . .        --          --         --         --          --        (24,972)     --       (24,972)
Shares issued in
 connection with:
  Stock purchase
    programs . . . .       65,306         1        2,425      --          --          --         --         2,426
Share activity re-
 lated to JLW merger:
  Shares repurchased
    for payment of
    taxes on ESOT
    Shares allocated
    at December 31,
    1999 . . . . . .      (61,800)       (1)        (743)     --          --          --         --          (744)
Stock compensa-
  tion adjustments .        --          --         4,751      --         (4,304)      --         --           447
Amortization of
  deferred stock
  compensation . . .        --          --         --         --         17,879       --         --        17,879
Other. . . . . . . .        --          --         --         --          --          --        (5,110)    (5,110)
                       ----------     -----      -------    -------    --------    --------   --------   --------

Balances at
  March 31, 2000 . .   30,288,978     $ 303      449,132         (7)    (56,531)    (75,022)    (4,013)   313,862
                       ==========     =====      =======    =======    ========    ========   ========   ========







                           See accompanying notes to consolidated financial statements.

                       JONES LANG LASALLE INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                   (in thousands, unless otherwise noted)
                                 (UNAUDITED)

                                                    2000          1999
                                                 ----------   ----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . .   $  (24,972)     (55,415)
  Reconciliation of net loss to net cash
   used in operating activities:
    Depreciation and amortization. . . . . . .       10,694        6,955
    Equity in earnings from unconsolidated
      ventures . . . . . . . . . . . . . . . .       (5,940)        (181)
    Provision for loss on receivables and
      other assets . . . . . . . . . . . . . .        1,455        2,524
    Stock compensation expense . . . . . . . .       18,326       46,199
    Amortization of deferred compensation. . .          691        --
  Changes in:
    Receivables. . . . . . . . . . . . . . . .       33,639       16,729
    Prepaid expenses and other assets. . . . .       (1,552)      (4,894)
    Deferred tax assets and income tax
      refund receivable. . . . . . . . . . . .       (9,426)     (20,180)
    Accounts payable, accrued liabilities
      and accrued compensation . . . . . . . .      (76,948)     (23,412)
                                                  ---------     --------
        Net cash used in
          operating activities . . . . . . . .      (54,033)     (31,675)

Cash flows provided by (used in) investing
 activities:
  Net capital additions - property and
    equipment. . . . . . . . . . . . . . . . .      (10,266)      (5,888)
  Cash paid in connection with Jones
    Lang Wootton merger, net of cash
    balances assumed . . . . . . . . . . . . .        --         (33,930)
  Other acquisitions and investments,
    net of cash balances assumed . . . . . . .       (1,250)      (1,380)
  Investments in real estate ventures:
    Capital contributions and advances to
      real estate ventures . . . . . . . . . .       (2,363)        (366)
    Distributions, repayments of advances
      and sale of investments. . . . . . . . .        4,475        3,525
                                                  ---------     --------
        Net cash used in
          investing activities . . . . . . . .       (9,404)     (38,039)

Cash flows provided by financing activities:
  Proceeds from borrowings under credit
    facilities . . . . . . . . . . . . . . . .      117,356      118,556
  Repayments of borrowings under
    credit facilities. . . . . . . . . . . . .      (63,882)     (27,159)
  Common stock issued under stock
    option plan and stock purchase
    programs . . . . . . . . . . . . . . . . .        2,426        1,363
                                                  ---------     --------
        Net cash provided by
          financing activities . . . . . . . .       55,900       92,760
                                                  ---------     --------
        Net (decrease) increase in
          cash and cash equivalents. . . . . .       (7,537)      23,046

Cash and cash equivalents,
  beginning of period. . . . . . . . . . . . .       23,308       16,941
                                                  ---------     --------
Cash and cash equivalents, end of period . . .    $  15,771       39,987
                                                  =========     ========

                       JONES LANG LASALLE INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                 THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                   (in thousands, unless otherwise noted)



                                                    2000          1999
                                                 ----------   ----------

Supplemental disclosure of cash flow
 information:

  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . .   $    5,665        2,595
    Taxes, net of refunds. . . . . . . . . . .        2,609       10,041

  Non-cash investing and financing
   activities:
    Acquisitions and merger:
      Shares issued in connection with
        merger . . . . . . . . . . . . . . . .   $    --         149,521
      Fair value of assets acquired. . . . . .          174     (206,992)
      Fair value of liabilities assumed. . . .        3,797      179,025
      Goodwill . . . . . . . . . . . . . . . .       (3,971)    (156,864)
      Other investments. . . . . . . . . . . .       (1,250)       --
                                                  ---------     --------
          Cash paid, net of cash
            balances assumed . . . . . . . . .    $  (1,250)     (35,310)
                                                  =========     ========





































        See accompanying notes to consolidated financial statements.

                       JONES LANG LASALLE INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (in millions, except where otherwise noted)

                                 (UNAUDITED)


     Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 1999, which are included in our 1999 Form 10-K, filed with the Securities and Exchange Commission, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  ACCOUNTING POLICIES

     INTERIM INFORMATION

     The consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be obtained for the full fiscal year.

     Certain prior year amounts have been reclassified to conform with the current presentation.

     BONUS INCENTIVE COMPENSATION

     In the first quarter of 2000, Jones Lang LaSalle changed its method of estimating and allocating bonus incentive compensation to interim periods. The impact of this change for the three months ended March 31, 2000 was to reduce compensation expense by approximately $8.2 million.
This change does not impact the overall compensation cost that will be incurred during the year ended December 31, 2000, but rather the periods in which it is recognized.

     EARNINGS PER SHARE

     The basic and diluted losses per common share were calculated based on basic weighted average shares outstanding of 24.4 million and 17.9 million for the three month periods ended March 31, 2000 and 1999, respectively. As a result of the operating losses incurred for these periods, diluted weighted average shares outstanding for the three month periods ended March 31, 2000 and 1999 do not give effect to common stock equivalents, as to do so would be anti-dilutive. These common stock equivalents consist principally of consideration shares issued in connection with the JLW merger that are subject to vesting provisions or are contingently returnable. To a lesser extent, common stock equivalents also include outstanding stock options whose exercise price was less than the average market price of Jones Lang LaSalle's stock for the period and shares to be issued under employee stock compensation programs.

     STATEMENT OF CASH FLOWS

     The effects of foreign currency translation on cash balances are reflected in cash flows from operating activities on the Consolidated Statements of Cash Flows.

(2)  JONES LANG WOOTTON MERGER

     On March 11, 1999, LaSalle Partners Incorporated merged its businesses with those of the Jones Lang Wootton companies ("JLW") and changed its name to Jones Lang LaSalle Incorporated. In accordance with the purchase and sale agreements, Jones Lang LaSalle issued 14.3 million shares of common stock and paid cash consideration of $6.2 million. This transaction, which was principally structured as a share exchange, has been treated as an acquisition and is being accounted for using both APB Opinion No. 16, "Business Combinations" and APB Opinion No. 25, "Accounting for Stock Issued to Employees." See our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 for a full discussion of this transaction and the related accounting treatment.

     The total value attributed to the issuance of the 7.2 million shares accounted for under APB No. 16 of $141.9 million, in addition to the cash payment of $6.2 million and capitalizable transaction costs of approximately $15.8 million, have been allocated to the identifiable assets acquired and liabilities assumed, based on management's estimates of fair value, which totaled $251.4 million and $244.5 million, respectively. The resulting excess purchase price of $157.0 million was allocated to goodwill which is being amortized on a straight-line basis over 40 years based on management's estimate of useful lives. Included in the assets acquired was $32.2 million in cash and included in the liabilities assumed was $47.4 million of obligations to former partners of undistributed earnings. The liabilities assumed also included employee termination costs of $9.3 million, as well as office rental payments in excess of sublease rental income of $.3 million and telecommunication lease termination costs of $.8 million related to the closing of offices with geographic overlap in the United States. As of March 31, 2000, $.4 million of employee termination costs remain unpaid and will be paid in the remainder of 2000. Approximately $1.1 million of office closure costs remain unpaid as of March 31, 2000. These amounts will be recognized through 2002.

     In relation to the transaction, 4.6 million of the shares issued are subject to forfeiture or vesting provisions and therefore, pursuant to APB Opinion No. 25, have been accounted for as deferred compensation with compensation expense to be recognized over the forfeiture or vesting period. In addition, 1.3 million shares are deemed to be contingently returnable and therefore, are being accounted for as a variable stock award plan. Under a variable stock award plan, the amount of compensation expense and value of deferred compensation will be adjusted at the end of each quarter based on the change in stock price from the previous quarter until the final number of shares to be issued is known.

     Compensation expense incurred for the three months ended March 31, 2000 related to the amortization of deferred compensation totaled $18.3 million, net of the quarterly adjustment for the change in stock price. Compensation expense incurred for the three months ended March 31, 1999 related to the issuance of shares and the amortization of deferred compensation totaled $46.2 million, net of the quarterly adjustment for the change in stock price. Deferred compensation at March 31, 2000 totaled $56.5 million, including the effect of the quarterly adjustment for the change in stock price, which will be amortized into compensation expense during the remainder of 2000. Such compensation expense, in addition to compensation expense anticipated to be incurred at December 31, 2000 associated with the final allocation of the shares in the employee stock ownership trust ("ESOT"), is expected to result in a significant non-cash net loss for Jones Lang LaSalle for the year.

(3)  BUSINESS SEGMENTS

     Operations are classified into five business segments: two global businesses, (i) Investment Management and (ii) Hotel Services; and Owner and Occupier Services which is divided into three geographic regions, (iii) the Americas, (iv) Europe and (v) Asia Pacific. The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals. The Hotels Services segment provides strategic advisory, sales, acquisition, valuation and asset management services related solely to hotel, conference and resort properties. Owner and Occupier Services consist primarily of tenant representation and agency leasing, investment disposition and acquisition, and valuation services (collectively, "implementation services") and property management, corporate property services, development and project management services (collectively, "management services").

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

     Summarized unaudited financial information by business segment for the three month periods ended March 31, 2000 and 1999 is as follows ($ in thousands):
                                                       SEGMENT
                                                   OPERATING RESULTS
                                                -----------------------
                                                        MARCH 31,
                                                   2000         1999
                                                ----------   ----------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services. . . . . . . . . .  $   20,704       17,159
    Management services. . . . . . . . . . . .      29,229       26,610
    Equity losses. . . . . . . . . . . . . . .        (360)        (180)
    Other services . . . . . . . . . . . . . .         188          522
    Intersegment revenue . . . . . . . . . . .         395           62
                                                ----------   ----------
                                                    50,156       44,173
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . .      59,594       57,086
    Depreciation and amortization. . . . . . .       5,382        5,043
                                                ----------   ----------
          Operating loss . . . . . . . . . . .  $  (14,820)     (17,956)
                                                ==========   ==========
 EUROPE
  Revenue:
    Implementation services. . . . . . . . . .  $   59,586       21,468
    Management services. . . . . . . . . . . .      20,176        6,331
    Equity losses. . . . . . . . . . . . . . .       --             (21)
    Other services . . . . . . . . . . . . . .         236            5
                                                ----------   ----------
                                                    79,998       27,783
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . .      72,128       21,189
    Depreciation and amortization. . . . . . .       2,749          615
                                                ----------   ----------
          Operating income . . . . . . . . . .  $    5,121        5,979
                                                ==========   ==========

                                                       SEGMENT
                                                   OPERATING RESULTS
                                                -----------------------
                                                        MARCH 31,
                                                   2000         1999
                                                ----------   ----------
 ASIA PACIFIC
  Revenue:
    Implementation services. . . . . . . . . .  $   18,688        6,210
    Management services. . . . . . . . . . . .      11,414        3,426
    Equity losses. . . . . . . . . . . . . . .       --             (24)
    Other services . . . . . . . . . . . . . .         167          115
                                                ----------   ----------
                                                    30,269        9,727
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . .      28,193       11,371
    Depreciation and amortization. . . . . . .       1,550          406
                                                ----------   ----------
          Operating income (loss). . . . . . .  $      526       (2,050)
                                                ==========   ==========
 HOTEL SERVICES -
  Revenue:
    Implementation services. . . . . . . . . .  $    3,380          854
    Management services. . . . . . . . . . . .         344        --
    Other services . . . . . . . . . . . . . .           1        --
                                                ----------   ----------
                                                     3,725          854
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . .       3,353          920
    Depreciation and amortization. . . . . . .          28           11
                                                ----------   ----------
          Operating income (loss). . . . . . .  $      344          (77)
                                                ==========   ==========
 INVESTMENT MANAGEMENT -
  Revenue:
    Implementation services. . . . . . . . . .  $    2,969        1,861
    Advisory fees. . . . . . . . . . . . . . .      13,933       16,614
    Equity earnings. . . . . . . . . . . . . .       6,300          406
    Other services . . . . . . . . . . . . . .          25           65
    Intersegment revenue . . . . . . . . . . .       --              35
                                                ----------   ----------
                                                    23,227       18,981
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . . . . .      18,849       16,286
    Depreciation and amortization. . . . . . .         985          881
                                                ----------   ----------
          Operating income . . . . . . . . . .  $    3,393        1,814
                                                ==========   ==========

Total segment revenue. . . . . . . . . . . . .  $  187,375      101,518
Intersegment revenue eliminations. . . . . . .        (395)         (97)
                                                ----------   ----------
          Total revenue. . . . . . . . . . . .  $  186,980      101,421
                                                ==========   ==========

Total segment operating expenses . . . . . . .  $  192,811      113,808
Intersegment operating expense
  eliminations . . . . . . . . . . . . . . . .        (395)         (97)
                                                ----------   ----------
          Total operating expenses
            before merger related
            non-recurring charges. . . . . . .  $  192,416      113,711
                                                ==========   ==========
          Operating loss before merger
            related non-recurring charges. . .  $   (5,436)     (12,290)
                                                ==========   ==========

(4)  SUBSEQUENT EVENT

     Jones Lang LaSalle increased its unsecured credit agreement to $425 million, through the addition of five new banks to its credit group. The credit agreement is now comprised of a $250 million revolving facility maturing in October 2002 and a $175 million term facility maturing on October 15, 2000. Jones Lang LaSalle intends to refinance its term facility and has engaged a financial advisor to assist in evaluating alternatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto for the three months ended March 31, 2000, included herein, and our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999 which have been filed with the Securities and Exchange Commission as part of our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Operating results in 1999 include the results of JLW effective
March 1, 1999, therefore results for the three months ended March 31, 1999 include only one month of results for the former JLW operations.

REVENUE

     Total revenue, after elimination of intersegment revenue, increased $85.6 million, or 84.4%, to $187.0 million for the three months ended
March 31, 2000 from $101.4 million for the three months ended March 31, 1999. A primary driver in this increase was the inclusion of an additional two months of revenue in the three months ended March 31, 2000, compared to the three months ended March 31, 1999, for the former JLW operations. In addition, the Europe and Asia Pacific regions of Owner and Occupier Services benefitted from the strong European economy and recovering Asian markets, respectively. The increase in equity earnings is related to our share of the gain on sale and the performance-related fee from the commencement of the liquidation of a French property portfolio managed by the Investment Management segment.

OPERATING EXPENSES

     Total operating expenses, after elimination of intersegment expenses and excluding the effect of merger related non-recurring charges, increased $78.7 million, or 69.2%, to $192.4 million for the three months ended
March 31, 2000 as compared with $113.7 million for the three months ended March 31, 1999. This increase was primarily due to the timing of the JLW merger, resulting in an additional two months of JLW expenses in the March 31, 2000 expenses. This transaction also resulted in increases in personnel and office occupancy costs related to the global infrastructure added to support the larger size of the combined company, as well as an increase in amortization expense due to the amortization of the resulting goodwill. These increases were partially offset by decreases in operating expenses resulting from the continued success in the implementation of cost savings initiatives in the Americas region of the Owner and Occupier services segment, as well as a change in Jones Lang LaSalle's method of estimating and allocating bonus incentive compensation to interim periods. The impact of this change for the three months ended March 31, 2000 was to reduce compensation expense by approximately $8.2 million. This change does not impact the overall compensation cost that will be incurred during the year ended December 31, 2000, but rather the periods in which it is recognized. This change is weighted towards the Americas region of the Owner and Occupier Services segment, which is the most seasonal of the segments.

     Merger related non-recurring charges totaled $18.3 million for the three months ended March 31, 2000, compared to $54.0 million for the three months ended March 31, 1999. These charges represent non-cash compensation expense recorded as a result of shares issued to certain former employees of JLW in connection with the merger, as well as in 1999, $7.8 million of non-recurring transition and integration costs.

OPERATING LOSS

     Due to the seasonal nature of our business, Jones Lang LaSalle typically reports a loss in the first quarter, followed by rising profitability throughout the remainder of the year (see Seasonality section for further discussion). Consistent with this pattern, our operating loss for the three months ended March 31, 2000, excluding the effect of merger related non-recurring charges, totaled $5.4 million, as compared to an operating loss of $12.3 million for the three months ended March 31, 1999, representing an improvement of $6.9 million, or 56.1%. This improvement over the prior year period is primarily due to continued growth in the Europe and Asia Pacific real estate markets, the positive effects of cost-saving initiatives implemented by the Americas region of Owner and Occupier Services and the change in Jones Lang LaSalle's method of estimating and allocating bonus incentive compensation to interim periods as discussed above.

     Including the effect of the merger related non-recurring charges, the operating loss for the three months ended March 31, 2000 totaled $23.8 million compared to a loss of $66.3 million for the three months ended March 31, 1999.

SEGMENT OPERATING RESULTS

     See Note 3 in Notes to Consolidated Financial Statements, included herein, for a discussion of Jones Lang LaSalle's segment reporting.

INVESTMENT MANAGEMENT

     Investment Management revenue increased $4.2 million, or 22.1%, to $23.2 million for the three months ended March 31, 2000 from $19.0 million for the three months ended March 31, 1999. The increase is primarily attributable to the equity earnings recognized in relation to our share of the gain on sale and the performance-related fee from the commencement of the liquidation of the segment's French property portfolio as well as a gain on sale related to the Income Parking Fund. The French portfolio was structured in such a manner that the performance incentive fee is received as a preferred distribution of earnings rather than as an incentive fee. As a result, for financial reporting purposes, the fee is classified as equity earnings rather than advisory fees.

     Operating expenses increased $2.6 million, or 15.1%, to $19.8 million for the three months ended March 31, 2000, as compared with $17.2 million for the three months ended March 31, 1999. The increase is primarily attributable to an increase in personnel and office occupancy costs related to the timing of the JLW merger.

HOTEL SERVICES

     Hotel Services had total revenue of $3.7 million for the three months ended March 31, 2000, as compared to $.9 million for the three months ended March 31, 1999. This increase was a result of the timing of the JLW merger, as well as strong activity in the Europe hotel market for the three months ended March 31, 2000. This activity was partially the result of transactions which closed in the current period, that were delayed from closing in the fourth quarter of 1999 as originally expected.

     Operating expenses for the segment were $3.4 million for the three months ended March 31, 2000, as compared to $.9 million for the three months ended March 31, 1999. The increase is primarily related to the merger with JLW. These expenses mainly represent personnel costs and office occupancy costs.

OWNER AND OCCUPIER SERVICES

     AMERICAS

     Revenue for the Americas region increased $6.0 million, or 13.6%, to $50.2 million for the three months ended March 31, 2000, as compared to $44.2 million for the three months ended March 31, 1999. Increased revenues were primarily attributable to an increased volume of leasing transactions completed by the Tenant Representation and Corporate Property Services units, an increased number of projects in process by the Project Development unit and the benefit of new corporate management assignments added by the Corporate Property Services unit during the latter part of 1999. These revenue gains were partially offset by reduced performance fees generated by the Investment Banking unit as compared to the prior year period, as well as a reduction in the number of investment dispositions performed.

     Operating expenses for the Americas region increased $2.9 million, or 4.7%, to $65.0 million for the three months ended March 31, 2000 from $62.1 million for the three months ended March 31, 1999. The increase is attributable to increased compensation levels resulting from annual performance evaluations, increased headcount generally as a result of higher transaction volumes and new client engagements, in addition to office costs associated with the increased capacity needs resulting from the merger with JLW and increased personnel levels. These increased costs were substantially offset by the change in the method of estimating and allocating bonus incentive compensation to interim periods, as well as the cost reduction program initiated during the second half of 1999, and further expanded during February of 2000.

     EUROPE

     Revenue for the Europe region totaled $80.0 million for the three months ended March 31, 2000, as compared to $27.8 million for the three months ended March 31, 1999. This increase is due primarily to the timing of the JLW merger, as well as continued strong activity in the UK, Germany and France in the current period. In addition, the increase was partially due to the commencement on January 1, 2000 of a property management venture with Skandia Fastighet AB, the real estate subsidiary of Sweden's leading insurance company. This venture, of which we own 55%, established Jones Lang LaSalle as one of the leading real estate services firms in the Nordic region. The effect of a strong transaction flow was partially offset by a weakening of the euro, and to a lesser extent the British pound, against the U.S. dollar in the three month period ended March 31, 2000, as compared to the prior year period.

     Operating expenses for the region were $74.9 million for the three months ended March 31, 2000, as compared to $21.8 million for the three months ended March 31, 1999. This increase is primarily the result of the timing of the JLW merger. In addition, the increase resulted from higher personnel and office occupancy costs related to infrastructure and personnel added in the latter half of 1999 in anticipation of strong business prospects throughout Europe. The increase is also caused by the amortization of goodwill associated with the JLW merger.

     ASIA PACIFIC

     Revenue for the Asia Pacific region totaled $30.3 million for the three months ended March 31, 2000, as compared to $9.7 million for the three months ended March 31, 1999. The increase was due primarily to the timing of the JLW merger. This region continues to benefit from several positive trends in the Australian real estate market, including continued economic growth funded by strong consumer spending and the outsourcing of property management functions by corporations and the Australian government. Australasia experienced strong activity in the Agency Leasing, Property Management and Capital Markets units in the current period.
Asia's real estate activity continues to be boosted by a gradual economic recovery within the Asian markets. However, conditions vary from country to country, and the benefits from the recovery in certain areas were partially offset by the stagnant market conditions in other areas of Asia, particularly Thailand and Indonesia. The currency valuation throughout most of Asia remained stable for the period, inflation remains low, and property prices and rents in a number of the Asia markets remain stable.

     Operating expenses for Asia Pacific totaled $29.7 million for the three months ended March 31, 2000, as compared to $11.8 for the three months ended March 31, 1999. The increase is primarily a result of the timing of the JLW merger. These expenses mainly represent personnel costs and office occupancy costs, as well as added infrastructure to support the needs of public company reporting and enhanced technology support. The increase is also caused by the amortization of goodwill associated with the JLW merger. These increases were partially offset by the change in the method of estimating and allocating bonus incentive compensation to interim periods discussed above.

INTEREST EXPENSE

     Interest expense, net of interest income, increased $4.1 million to $6.7 million for the three months ended March 31, 2000, as compared to $2.6 million for the three months ended March 31, 1999. This increase is a result of the higher average level of borrowings outstanding on the credit facilities for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The increase in the average level of borrowings was due to higher working capital needs, primarily for the payment of higher bonus accruals in the first quarter of 2000, as compared to the first quarter of 1999, as well as borrowings made during 1999 to fund the payment of integration and transition expenses related to the JLW merger. In addition, the effective interest rate was 8.2% for the three months ended March 31, 2000, as compared to 5.8% for the three months ended March 31, 1999. The $380.0 million credit agreement in place during the three months ended March 31, 2000 bore a higher interest rate than the credit facilities in place during the three months ended March 31, 1999. Interest expense is expected to be significantly higher in 2000 than in 1999 as a result of an increase in the average level of borrowings outstanding, generally increasing interest rates and the likely refinancing of the portion of the credit facilities due October 15, 2000 at a higher rate of interest.

BENEFIT FOR INCOME TAXES

     The benefit for income taxes decreased $8.1 million, or 59.6%, to $5.5 million for the three months ended March 31, 2000 as compared to $13.6 million for the three months ended March 31, 1999. The decrease is primarily attributable to the generally lower level of losses before benefit for income taxes, exclusive of the compensation expense associated with the issuance of shares to former JLW employees in connection with the merger which is largely nondeductible for tax purposes. Excluding the impact of merger related compensation expense and non-recurring transition and integration expense, the effective tax rate on recurring operations was 38% for the three months ended March 31, 2000 and 1999.

NET LOSS

     Net loss, excluding the effect of merger related non-recurring charges, was $7.5 million for the three months ended March 31, 2000 as compared to $9.3 million for the three months ended March 31, 1999, a decrease of $1.8 million or 19.4%.

     Including the effect of the merger related non-recurring charges, the net loss for the three months ended March 31, 2000 was $25.0 million compared to $55.4 million for the three months ended March 31, 1999, an improvement of $30.4 million, or 54.9%.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, Jones Lang LaSalle has financed its operations, acquisitions and co-investment activities with internally generated funds, the common stock of Jones Lang LaSalle and borrowings under its credit facilities. Jones Lang LaSalle increased its unsecured credit agreement from $380.0 million to $425.0 million, through the addition of five banks to its credit group. The credit agreement is now comprised of a $250.0 million revolving facility maturing in October 2002 and a $175.0 million term facility, which matures on October 15, 2000 (collectively, the "Facilities"). Jones Lang LaSalle intends to refinance its term facility and has engaged a financial advisor to assist in evaluating alternatives. The revolving facility is available for working capital, co-investments and acquisitions. As of March 31, 2000 there was $361.4 million outstanding on the Facilities, of which $166.9 million was classified as current.

     The Facilities are guaranteed by certain of Jones Lang LaSalle's subsidiaries. Jones Lang LaSalle must maintain a certain level of consolidated net worth and a ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"). Jones Lang LaSalle must also meet a minimum interest coverage ratio, minimum liquidity ratio, and minimum EBITDA. Additionally, Jones Lang LaSalle is restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities, disposing of a significant portion of its assets, and paying dividends until the term facility is repaid. Lender approval is required for certain levels of co-investment. The Facilities bear variable rates of interest based on market rates. Jones Lang LaSalle uses interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate. The effective interest rate on the Facilities was 8.2% for the three months ended March 31, 2000, including the effect of interest rate swap agreements. The interest rate swap agreements had a notional amount as of March 31, 2000 of $20.0 million.

     Jones Lang LaSalle has additional access to liquidity via various interest-bearing overdraft facilities and short-term credit facilities in Europe and Asia Pacific. The aggregate amount available under these facilities is approximately $33.4 million, of which $13.0 million was outstanding as of March 31, 2000. Borrowings on these facilities are currently limited to $50.0 million under the terms of the Facilities.

     Management believes that the Facilities, along with local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet working capital requirements. As previously mentioned, Jones Lang LaSalle intends to refinance the term facility due October 15, 2000 and has engaged a financial advisor to assist in evaluating alternatives.

     During the three months ended March 31, 2000, cash flows used in operating activities totaled $54.0 million compared to $31.7 million for the three months ended March 31, 1999. The increased use is primarily the result of the payment, in the first quarter of 2000, of a higher level of bonuses than in the first quarter of 1999. This higher level of bonuses was primarily due to the JLW merger. This increased use was partially offset by improved collection of receivables in the three months ended March 31, 2000, as compared to the three months ended March 31, 1999.

     Jones Lang LaSalle expects to continue to pursue co-investment opportunities with investment management clients for which the holding period typically ranges from three to seven years. While this program remains very important to the continued growth of the Investment Management segment, the future commitment to co-investment is completely discretionary (other than with respect to the $28.4 million of commitments discussed below) and can be increased or decreased based on the availability of capital and other factors. The performance of the Investment Management segment would likely be negatively impacted if a substantial decrease in co-investment activity were to occur. Management anticipates that co-investment activity within the Americas and Europe regions will continue, with probable expansion into Asia Pacific, as appropriate opportunities arise. This strategy should serve to grow the assets under management, generate returns on investment and create potential opportunities to provide other services. Such co-investments are generally represented by non-controlling general partner, limited partner and limited liability company interests. In addition to a share of investment returns, Jones Lang LaSalle typically earns investment management fees, and in some cases, property management, leasing, financing and disposition fees on these investments. The equity earnings from these co-investments have historically had a relatively small impact on current earnings and cash flow. However, increased investment participation and changes in the structure of underlying performance fees could increase fluctuations in net earnings and cash flow as a result of the timing and magnitude of the gains or losses and potential performance fees, if any, to be recognized upon the disposition of these assets. Jones Lang LaSalle generally does not have complete discretion to control the timing of the disposition of such investments. Jones Lang LaSalle anticipates that significant equity earnings will be recorded in 2000 relating to the disposition of the French property portfolio of which $4.0 million was recognized for the three months ended March 31, 2000. As of March 31, 2000, there were total investments of $73.2 million in 35 separate property or fund co-investments with additional capital commitments of $28.4 million for future fundings of co-investments.

     Capital expenditures are anticipated to be approximately $40.0 million for 2000, of which $10.3 million was spent in the three months ended
March 31, 2000. These 2000 expenditures are associated primarily with the continual improvements to Jones Lang LaSalle's computer hardware and information systems, including the implementation of global reporting and communication systems, office renewals and expansions and the scheduled replacement of fleet cars primarily within the European countries.

     Net cash used in investing activities was $9.4 million for the three months ended March 31, 2000 compared with $38.0 million for the three months ended March 31, 1999. The decreased use of cash is primarily attributable to the net cash paid in connection with the JLW merger in the first quarter of 1999 of $33.9 million. This decrease is partially offset by the increased capital needs since the merger with JLW for upgrades and improvements to information systems and computer hardware.

     Net cash provided by financing activities of $55.9 million for the three months ended March 31, 2000 was comprised primarily of proceeds from borrowings under credit facilities, net of repayments, of $53.5 million to fund working capital requirements. Cash flows provided by financing activities of $92.8 million for the three months ended March 31, 1999 were primarily composed of borrowings under credit facilities, net of repayments, of $91.4 million to fund the payment of transaction costs and integration and transition expenses related to the JLW merger and the acquisition of COMPASS.

SEASONALITY

     Historically, Jones Lang LaSalle's revenue, operating profits and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than in Investment Management, this seasonality is due to a calendar-year-end focus, primarily in the United States, on the completion of transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on clients' returns on their real estate investments. Such performance fees are generally earned when the asset is disposed of, the timing of which Jones Lang LaSalle does not have complete discretion over. Non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. Therefore, Jones Lang LaSalle typically sustains a loss in the first quarter of each calendar year, reports a small profit or loss in the second and third quarters and records a substantial majority of its earnings in the fourth calendar quarter, barring the recognition of investment generated gains and performance fees in earlier quarters. As discussed earlier, Jones Lang LaSalle changed its method of estimating and allocating bonus incentive compensation to interim periods to more meaningfully reflect the seasonal nature of the underlying business.

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

OTHER MATTERS

     NEW ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for one year. SFAS No. 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The impact of adopting SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.

     During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on various revenue recognition matters. Historically, Jones Lang LaSalle and certain other real estate service companies have recorded the full amount of lease commissions as revenue upon the completion of leasing services and the closing of the transaction, when invoicing for a portion of the commission was to be delayed until actual tenant occupancy. This policy was based upon the fact that Jones Lang LaSalle had fulfilled all of its contractual obligations and the likelihood of the tenant defaulting under the lease was extremely remote. We understand that the SEC staff believes that under SAB 101, such lease commission revenue should be deferred until the parties to the lease contract have fulfilled their respective obligations. As a result, Jones Lang LaSalle plans to modify its revenue recognition policy in the second quarter of 2000 in accordance with SAB 101, and will record a cumulative change in accounting principle effective as of January 1, 2000. This will be reflected by a one-time after-tax charge to defer commission revenue where the contractual right to invoice was contingent on the occupancy of the leased space by the tenant. Thereafter, Jones Lang LaSalle will recognize the revenue associated with those remaining commissions generally at the time the tenant occupies the leased space. This change in accounting policy will not affect cash flows or the amount of earnings the company will ultimately recognize. The one-time after-tax charge will be recognized as earnings in future periods when the revenue is recognized. Management believes that this change in accounting policy will help to reduce the seasonality in the financial performance reported by Jones Lang LaSalle by shifting lease commission revenue out of the fourth quarter and into other quarters. The amount of the cumulative effect of this change in accounting principle to be recorded in the second quarter of 2000, but effective as of January 1, 2000, is still being determined, but is currently expected to be no more than $20.0 million.

E-COMMERCE INITIATIVES

     On April 26, 2000, Jones Lang LaSalle announced the formation of an e-commerce alliance with two other leading U.S. real estate services firms. This alliance will develop e-business solutions for the real estate services industry and will focus on procurement, transactions, support services and other business-to-business activities. On May 5, 2000, Jones Lang LaSalle announced its intent to join eleven other leading North American real estate firms to form a real estate e-business company. This company will form, incubate and sponsor real estate-related Internet, e-commerce and broadband enterprises; acquire interests in existing leading companies on a synergistic basis; and act as an opportunistic consolidator across property sectors in the emerging real estate technology area. The final terms and conditions of the agreements related to these ventures are currently being negotiated. Management feels that the commitment to these initiatives is important to the continued growth of Jones Lang LaSalle and has allocated approximately $7.0 million in capital investment thereto.

EURO CONVERSION ISSUES

     On January 1, 1999, certain countries of the European Monetary Union ("EMU") adopted a common currency, the euro. For a three-and-one-half-year transition period, non-cash transactions may be denominated in either the euro or in the old national currencies. After July 1, 2002, the euro will be the sole legal tender for the EMU countries. The adoption of the euro affected a multitude of financial systems and business applications as the commerce of these nations is now transacted in the euro and the existing national currency.

     Although the impact of the January 1, 1999 euro conversion was minimal, Jones Lang LaSalle continues to evaluate the potential impact relating to the EMU countries yet to convert. Management does not expect the impact of euro conversion issues to be material to Jones Lang LaSalle, however there can be no assurance that external factors will not have a material adverse effect on operations.

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

     As of March 31, 2000, Jones Lang LaSalle had entered into interest rate swap agreements with a notional amount of $20.0 million providing for an average fixed interest rate of approximately 5.65%. These agreements have terms which expire through June 15, 2000. Such interest rate swap agreements had no significant market value at March 31, 2000. The carrying value of the debt approximates its fair value. As of March, 2000, the outstanding borrowings on the Facilities were $361.4 million. The Facilities bear variable rates of interest based on market rates. The effective interest rate on the Facilities was 8.2% for the three months ended March 31, 2000, including the effect of interest rate swap agreements.

FOREIGN CURRENCY RISK

     Jones Lang LaSalle's reporting currency is the U.S. dollar. Business is transacted in various foreign currencies throughout Europe and Asia Pacific. The financial statements of subsidiaries outside the United States, except those located in highly inflationary economies, are generally measured using the local currency as the functional currency. As a result, fluctuations in the U.S. dollar relative to the other currencies in which earnings are generated can impact Jones Lang LaSalle's business, operating results and financial condition as reported in U.S. dollars. For the three months ended March 31, 2000 (excluding the effect of stock compensation expense) Jones Lang LaSalle reported a net loss of $7.5 million, of which $13.9 million of net losses were attributable to operations having U.S. dollars as their functional currency and $6.4 million of net income was attributable to operations having other functional currencies. Revenues and expenses are primarily earned and incurred in the currency of the location where the operations generating the revenues and expenses have occurred, thereby limiting exposure to exchange rate fluctuations to some extent.

     On a limited basis, Jones Lang LaSalle enters into forward foreign currency exchange contracts to manage currency risks and reduce exposure resulting from fluctuations in the designated foreign currency associated with existing commitments, assets or liabilities. At March 31, 2000, Jones Lang LaSalle had forward exchange contracts in effect with a notional value of approximately $25.0 million with no market value and no carrying value. Jones Lang LaSalle does not enter into forward foreign currency exchange contracts for trading or speculative purposes.

DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of March 31, 2000, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     Jones Lang LaSalle is a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these matters are covered by insurance. In the opinion of Management, the ultimate resolution of such litigation is not expected to have a material adverse effect on the financial condition, results of operations and liquidity of Jones Lang LaSalle.


     ITEM 5. OTHER MATTERS

     INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 1999 in Item 1. "Business," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," and elsewhere, and in other reports filed with the Securities and Exchange Commission. Jones Lang LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.


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



                              JONES LANG LASALLE INCORPORATED




Dated:  May 15, 2000          BY:   /S/ WILLIAM E. SULLIVAN
                                    ------------------------------
                                    William E. Sullivan
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Authorized Officer and
                                    Principal Financial Officer)

EXHIBIT INDEX


Exhibit
Number                        Description
-------                       -----------

27.1                          Financial Data Schedule.