Form 10-Q
period 2000-06-30
JONES LANG LASALLE INC
filed 2000-08-14
CIK 1037976

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
               Class                           August 10, 2000
               -----                           ----------------

     Common Stock ($0.01 par value)               30,859,772

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    29

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk. . . . . . . . . . . . . . . . . . . .    39


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    40

Item 4.    Submission of Matters to a Vote of
           Security Holders . . . . . . . . . . . . . . . . .    40

Item 5.    Other Matters. . . . . . . . . . . . . . . . . . .    41

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    41

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                    JONES LANG LASALLE INCORPORATED
                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2000 AND DECEMBER 31, 1999
                   (in thousands, except share data)
                              (UNAUDITED)

                                          JUNE 30,      DECEMBER 31,
                                           2000            1999
                                       -------------    -----------
ASSETS
------
Current assets:
  Cash and cash equivalents . . . . . . . $   13,167         23,308
  Trade receivables, net of allowances
    of $11,777 and $9,871 in 2000
    and 1999, respectively. . . . . . . .    236,548        270,593
  Notes receivable and advances to
    real estate ventures. . . . . . . . .      3,591          4,519
  Other receivables . . . . . . . . . . .      2,775          7,045
  Income tax refund receivable. . . . . .     14,500         14,500
  Prepaid expenses. . . . . . . . . . . .      9,894          9,598
  Deferred tax assets . . . . . . . . . .     18,021         13,673
  Other assets. . . . . . . . . . . . . .     13,505          5,446
                                          ----------      ---------
          Total current assets. . . . . .    312,001        348,682

Property and equipment, at cost,
  less accumulated depreciation of
  $66,655 and $55,943 in 2000
  and 1999, respectively. . . . . . . . .     79,637         76,470
Intangibles resulting from business
  acquisitions and JLW merger, net of
  accumulated amortization of $35,812
  and $27,515 in 2000 and 1999,
  respectively. . . . . . . . . . . . . .    356,648        367,215
Investments in real estate ventures . . .     69,126         67,305
Long-term receivables, net. . . . . . . .     23,311         27,962
Prepaid pension asset . . . . . . . . . .     20,914         23,956
Deferred tax assets . . . . . . . . . . .      5,566          5,270
Other assets, net . . . . . . . . . . . .      8,418          7,940
                                          ----------     ----------
                                          $  875,621        924,800
                                          ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and
    accrued liabilities . . . . . . . . . $   85,944         88,257
  Accrued compensation. . . . . . . . . .     87,165        142,960
  Short-term borrowings . . . . . . . . .    190,612        162,643
  Deferred tax liabilities. . . . . . . .         36          --
  Other liabilities . . . . . . . . . . .     19,429         26,259
                                          ----------     ----------
          Total current liabilities . . .    383,186        420,119

Long-term liabilities:
  Credit facilities . . . . . . . . . . .    154,483        159,743
  Deferred tax liabilities. . . . . . . .      6,808          7,535
  Other . . . . . . . . . . . . . . . . .     14,009         12,878
                                          ----------     ----------

          Total liabilities . . . . . . .    558,486        600,275

Commitments and contingencies

                    JONES LANG LASALLE INCORPORATED
                CONSOLIDATED BALANCE SHEETS - CONTINUED

                  JUNE 30, 2000 AND DECEMBER 31, 1999
                   (in thousands, except share data)
                              (UNAUDITED)


                                          JUNE 30,      DECEMBER 31,
                                           2000            1999
                                       -------------    -----------

Minority interest in consolidated
  subsidiaries. . . . . . . . . . . . . .        590            589

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    30,859,772 and 30,285,472 shares
    issued and outstanding as of 2000
    and 1999, respectively. . . . . . . .        309            303
  Additional paid-in capital. . . . . . .    453,209        442,699
  Unallocated ESOT shares . . . . . . . .         (7)            (7)
  Deferred stock compensation . . . . . .    (40,395)       (70,106)
  Retained deficit. . . . . . . . . . . .    (86,515)       (50,050)
  Accumulated other comprehensive
    income (loss) . . . . . . . . . . . .    (10,056)         1,097
                                          ----------     ----------
          Total stockholders' equity. . .    316,545        323,936
                                          ----------     ----------
                                          $  875,621        924,800
                                          ==========     ==========



































     See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED
                        CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                              THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                      (in thousands, except share data)
                                                 (UNAUDITED)
                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30                          JUNE 30
                                         ----------------------------     ----------------------------
                                             2000             1999             2000            1999
                                          ----------       ----------       ----------      ----------
Revenue:
  Fee-based services. . . . . . . .       $  216,238          175,766          396,661         276,470
  Equity in earnings from
    unconsolidated ventures . . . .            8,747            1,870           14,687           2,051
  Other income. . . . . . . . . . .              698            1,508            1,315           2,044
                                          ----------       ----------       ----------      ----------
        Total revenue . . . . . . .          225,683          179,144          412,663         280,565

Operating expenses:
  Compensation and benefits . . . .          142,536          124,640          272,773         200,079
  Operating, administrative and other         53,482           47,273          104,967          78,590
  Depreciation and amortization . .           10,797           10,106           21,491          17,061
                                          ----------       ----------       ----------      ----------
        Total operating expenses
          before merger related
          non-recurring charges . .          206,815          182,019          399,231         295,730
                                          ----------       ----------       ----------      ----------
        Operating income (loss)
          before merger related
          non-recurring charges . .           18,868           (2,875)          13,432         (15,165)

Merger related non-recurring charges:
  Stock compensation expense. . . .           18,865           21,242           37,191          67,441
  Integration and transition expenses          --              14,345            --             22,189
                                          ----------       ----------       ----------      ----------
        Total merger related
          non-recurring charges . .           18,865           35,587           37,191          89,630
                                          ----------       ----------       ----------      ----------
        Total operating expenses. .          225,680          217,606          436,422         385,360
                                          ----------       ----------       ----------      ----------
        Operating income (loss) . .                3          (38,462)         (23,759)       (104,795)
Interest expense, net of interest
  income. . . . . . . . . . . . . .            6,664            4,703           13,339           7,345
                                          ----------       ----------       ----------      ----------





                                       JONES LANG LASALLE INCORPORATED
                  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED

                              THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                      (in thousands, except share data)
                                                 (UNAUDITED)



                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30                          JUNE 30
                                         ----------------------------     ----------------------------
                                             2000             1999             2000            1999
                                          ----------       ----------       ----------      ----------
        Loss before provision
          (benefit) for income taxes          (6,661)         (43,165)         (37,098)       (112,140)

Net provision (benefit) for
  income taxes. . . . . . . . . . .            4,832           (5,461)            (633)        (19,021)
                                          ----------       ----------       ----------      ----------
        Net loss. . . . . . . . . .       $  (11,493)         (37,704)         (36,465)        (93,119)
                                          ==========       ==========       ==========      ==========

Other comprehensive income (loss),
 net of tax:
  Foreign currency translation
    adjustments . . . . . . . . . .       $   (6,043)             483          (11,153)            106
                                          ----------       ----------       ----------      ----------
Comprehensive loss. . . . . . . . .       $  (17,536)         (37,221)         (47,618)        (93,013)
                                          ==========       ==========       ==========      ==========

Basic loss per common share . . . .       $    (0.47)           (1.62)           (1.49)          (4.52)
                                          ==========       ==========       ==========      ==========

Basic weighted average shares
  outstanding . . . . . . . . . . .       24,559,305       23,297,467       24,472,122      20,620,715
                                          ==========       ==========       ==========      ==========

Diluted loss per common share . . .       $    (0.47)           (1.62)           (1.49)          (4.52)
                                          ==========       ==========       ==========      ==========

Diluted weighted average shares
  outstanding . . . . . . . . . . .       24,559,305       23,297,467       24,472,122      20,620,715
                                          ==========       ==========       ==========      ==========




                        See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              PERIODS ENDED JUNE 30, 2000 AND DECEMBER 31, 1999
                                      (in thousands, except share data)
                                                 (UNAUDITED)
                                                                                         Accumu-
                                                                                          lated
                                                                                          Other
                                             Additi-    Unallo-    Deferred              Compre-
                         Common Stock        tional      cated       Stock   Retained    hensive
                      -------------------    Paid-In     ESOT       Compen-  Earnings    Income
                       Shares      Amount    Capital    Shares      sation   (Deficit)   (Loss)     Total
                     ----------    ------    --------   -------    --------  ---------   -------   -------
Balances at
 December 31,
 1998 . . . . . . .  16,264,176      163     123,543      --          --       44,792     1,074   169,572

   Net loss . . . .       --         --        --         --          --      (94,842)    --      (94,842)
   Shares issued in
    connection with:
     Stock option
      plan. . . . .      21,292      --          495      --          --        --        --          495
     Stock purchase
      programs. . .     199,587         2      3,695      --          --        --        --        3,697
   Share activity
    related to JLW
    merger:
     Shares issued
      at closing. .  14,254,116      143     355,233        (9)   (160,253)     --        --      195,114
     Adjustment
      shares sub-
      sequently
      retained. . .    (453,699)      (5)     (8,462)     --          --        --        --       (8,467)
     ESOT shares
      allocated . .        --        --         1,597        2        --        --        --         1,599
   Stock compensa-
     tion adjust-
     ments. . . . .       --         --      (33,402)     --        27,906      --        --       (5,496)
   Amortization of
     deferred stock
     compensation .       --         --        --         --        62,241      --        --       62,241
   Cumulative effect
     of foreign
     currency
     translation
     adjustments. .       --         --        --         --          --        --           23        23
                     ----------    -----     -------  --------    --------   --------  --------  --------




                                       JONES LANG LASALLE INCORPORATED
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED



                                                                                         Accumu-
                                                                                          lated
                                                                                          Other
                                             Additi-    Unallo-    Deferred              Compre-
                         Common Stock        tional      cated       Stock   Retained    hensive
                      -------------------    Paid-In     ESOT       Compen-  Earnings    Income
                       Shares      Amount    Capital    Shares      sation   (Deficit)   (Loss)     Total
                     ----------    ------    --------   -------    --------  ---------   -------   -------
Balances at
 December 31,
 1999 . . . . . . .  30,285,472      303     442,699        (7)    (70,106)   (50,050)    1,097   323,936

Net loss. . . . . .       --         --        --          --        --       (36,465)    --      (36,465)
Shares issued in
 connection with:
  Stock option plan     472,500        5       5,813       --       (5,818)     --        --        --
  Amortization of
   shares issued
   in connection
   with stock
   option plan. . .       --         --        --          --          542      --        --          542
  Stock purchase
    programs. . . .     169,335        2       3,308       --        --         --        --        3,310
Share activity re-
 lated to JLW merger:
  Shares repurchased
    for payment of
    taxes on ESOT
    Shares allocated
    at December 31,
    1999. . . . . .     (67,534)      (1)       (815)      --        --         --        --         (816)
Stock compensa-
  tion adjustments.       --         --        2,204       --       (1,781)     --        --          423
Amortization of
  deferred stock
  compensation. . .       --         --        --          --       36,768       --       --       36,768
Other . . . . . . .       --         --        --          --        --          --     (11,153)  (11,153)
                     ----------    -----     -------   -------    --------   --------  --------  --------

Balances at
  June 30, 2000 . .  30,859,773    $ 309     453,209        (7)    (40,395)   (86,515)  (10,056)  316,545
                     ==========    =====     =======   =======    ========   ========  ========  ========

                        See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                (in thousands, unless otherwise noted)
                              (UNAUDITED)


                                                2000        1999
                                             ----------  ----------
Cash flows used in operating activities:
  Net loss. . . . . . . . . . . . . . . . .  $  (36,465)    (93,119)
  Reconciliation of net loss to net cash
   used in operating activities:
    Depreciation and amortization . . . . .      21,491      17,061
    Equity in earnings from unconsolidated
      ventures. . . . . . . . . . . . . . .     (14,687)     (2,051)
    Provision for loss on receivables and
      other assets. . . . . . . . . . . . .       3,990       4,537
    Stock compensation expense. . . . . . .      37,191      67,000
    Amortization of deferred compensation .       1,912       --
  Changes in:
    Receivables . . . . . . . . . . . . . .      36,164      34,152
    Prepaid expenses and other assets . . .         949      (6,046)
    Deferred tax assets and income tax
      refund receivable . . . . . . . . . .      (5,279)    (22,486)
    Accounts payable, accrued liabilities
      and accrued compensation. . . . . . .     (75,102)    (53,130)
                                             ----------  ----------
        Net cash used in
          operating activities. . . . . . .     (29,836)    (54,082)

Cash flows used in investing activities:
  Net capital additions - property and
    equipment . . . . . . . . . . . . . . .     (19,298)    (12,715)
  Cash paid in connection with Jones
    Lang Wootton merger, net of cash
    balances assumed. . . . . . . . . . . .       --        (36,373)
  Other acquisitions and investments,
    net of cash balances assumed. . . . . .      (1,946)     (3,195)
  Investments in real estate ventures:
    Capital contributions and advances to
      real estate ventures. . . . . . . . .      (2,959)     (3,528)
    Distributions, repayments of advances
      and sale of investments . . . . . . .      17,680       6,611
                                             ----------  ----------
        Net cash used in
          investing activities. . . . . . .      (6,523)    (49,200)

Cash flows provided by financing activities:
  Proceeds from borrowings under credit
    facilities. . . . . . . . . . . . . . .     169,188     185,031
  Repayments of borrowings under credit
    facilities. . . . . . . . . . . . . . .    (146,479)    (63,152)
  Common stock issued under stock option
    plan and stock purchase programs. . . .       3,509       3,126
                                             ----------  ----------
        Net cash provided by
          financing activities. . . . . . .      26,218     125,005
                                             ----------  ----------

                    JONES LANG LASALLE INCORPORATED
           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                (in thousands, unless otherwise noted)
                              (UNAUDITED)



                                                2000        1999
                                             ----------  ----------

        Net increase (decrease) in
          cash and cash equivalents . . . .     (10,141)     21,723

Cash and cash equivalents,
  beginning of period . . . . . . . . . . .      23,308      16,941
                                             ----------  ----------
Cash and cash equivalents, end of period. .  $   13,167      38,664
                                             ==========  ==========


Supplemental disclosure of cash flow
 information:

  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . .  $   12,739       7,537
    Taxes, net of refunds . . . . . . . . .       2,115      11,892

  Non-cash investing and financing
   activities:
    Acquisitions and merger:
      Shares issued in connection with
        merger. . . . . . . . . . . . . . .  $    --        149,521
      Fair value of assets acquired . . . .          (2)   (214,499)
      Fair value of liabilities assumed . .       4,199     190,334
      Goodwill. . . . . . . . . . . . . . .      (4,893)   (164,924)
      Other investments . . . . . . . . . .      (1,250)      --
                                              ---------    --------
          Cash paid, net of cash
            balances assumed. . . . . . . .   $  (1,946)    (39,568)
                                              =========    ========


























     See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (in millions, except where otherwise noted)

                              (UNAUDITED)


     Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 1999, which are included in our 1999 Form 10-K, filed with the Securities and Exchange Commission, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Readers of this quarterly report should also refer to any Forms 8-K filed with the Securities and Exchange Commission during the year 2000.


(1)  ACCOUNTING POLICIES

     INTERIM INFORMATION

     The consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be obtained for the full fiscal year.

     Certain prior year amounts have been reclassified to conform with the current presentation.

     BONUS INCENTIVE COMPENSATION

     In the first quarter of 2000, Jones Lang LaSalle changed its method of estimating and allocating bonus incentive compensation to interim periods. The impact of this change for the three and six months ended June 30, 2000 was to reduce compensation expense by approximately $500,000 and $8.7 million, respectively. This change does not impact the overall compensation cost that will be incurred during the year ended December 31, 2000, but rather the periods in which it is recognized.

     EARNINGS PER SHARE

     The basic and diluted losses per common share were calculated based on basic weighted average shares outstanding of 24.6 million and 24.5 million for the three and six month periods ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, basic and diluted losses per common share were calculated based on basic weighted average shares outstanding of 23.3 million and 20.6 million, respectively. As a result of the net losses incurred for these periods, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive. These common stock equivalents consist principally of consideration shares issued in connection with the JLW merger that are subject to vesting provisions or are contingently returnable. To a lesser extent, common stock equivalents also include outstanding stock options whose exercise price was less than the average market price of Jones Lang LaSalle's stock for the period and shares to be issued under employee stock compensation programs.

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

     The total value attributed to the issuance of the 7.2 million shares accounted for under APB No. 16 of $141.9 million, in addition to the cash payment of $6.2 million and capitalizable transaction costs of approximately $15.8 million, have been allocated to the identifiable assets acquired and liabilities assumed, based on management's estimates of fair value, which totaled $251.4 million and $244.8 million, respectively. The resulting excess purchase price of $157.3 million was allocated to goodwill which is being amortized on a straight-line basis over 40 years based on management's estimate of useful lives. Included in the assets acquired was $32.2 million in cash and included in the liabilities assumed was $47.4 million of obligations to former partners of undistributed earnings. The liabilities assumed also included employee termination costs of $9.3 million, as well as office rental payments in excess of sublease rental income of $.3 million and telecommunication lease termination costs of $.8 million related to the closing of offices with geographic overlap in the United States. As of June 30, 2000, $0.1 million of employee termination costs remain unpaid and will be paid in the remainder of 2000. Approximately $0.9 million of office closure costs remain unpaid as of June 30, 2000. These amounts will be paid through 2002.

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

     Compensation expense incurred for the three and six months ended
June 30, 2000 related to the amortization of deferred compensation totaled $18.9 million and $37.2 million, respectively, net of the quarterly adjustment for the change in stock price. Compensation expense incurred for the three and six months ended June 30, 1999 related to the issuance of shares and amortization of deferred compensation totaled $21.2 million and $67.4 million, respectively, net of the quarterly adjustment for the change in stock price. Deferred compensation, related to the issuance of shares to JLW, not yet amortized at June 30, 2000 totaled $35.1 million, including the effect of the quarterly adjustment for the change in stock price, which will be amortized into compensation expense during the remainder of 2000. Such compensation expense, in addition to compensation expense anticipated to be incurred at December 31, 2000 associated with the final allocation of the shares in the employee stock ownership trust ("ESOT"), is expected to result in a significant non-cash net loss for Jones Lang LaSalle for the year.

(3)  BUSINESS SEGMENTS

     Operations are classified into five business segments: two global businesses, (i) Investment Management and (ii) Hotel Services; and Owner and Occupier Services which is divided into three geographic regions, (iii) the Americas, (iv) Europe and (v) Asia Pacific. The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals. The Hotels Services segment provides strategic advisory, sales, acquisition, valuation and asset management services related solely to hotel, conference and resort properties. Owner and Occupier Services consist primarily of tenant representation and agency leasing, investment disposition, acquisition, and valuation services (collectively, "implementation services") and property management, corporate property services and development and project management services (collectively, "management services").

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

     Operating results in 1999 include the results of JLW effective
March 1, 1999, therefore, segment results for the six months ended June 30, 1999 include only four months of results of the former JLW operations.

     Summarized unaudited financial information by business segment for the three and six month periods ended June 30, 2000 and 1999 is as follows ($ in thousands):

                                                           SEGMENT OPERATING RESULTS
                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30                          JUNE 30
                                         ----------------------------     ----------------------------
                                             2000             1999             2000            1999
                                          ----------       ----------       ----------      ----------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services . . . .       $   34,507           25,049           55,211          42,208
    Management services . . . . . .           30,728           28,739           59,957          55,349
    Equity earnings (losses). . . .              294              281              (66)            101
    Other services. . . . . . . . .              187              370              375             892
    Intersegment revenue. . . . . .              (17)              78              378             140
                                          ----------       ----------       ----------      ----------
                                              65,699           54,517          115,855          98,690
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           56,815           60,431          116,409         117,517
    Depreciation and amortization .            5,484            5,033           10,866          10,076
                                          ----------       ----------       ----------      ----------
          Operating income (loss) .       $    3,400          (10,947)         (11,420)        (28,903)
                                          ==========       ==========       ==========      ==========

 EUROPE
  Revenue:
    Implementation services . . . .       $   70,264           53,457          129,850          74,925
    Management services . . . . . .           21,169           14,227           41,345          20,558
    Equity losses . . . . . . . . .            --                 (72)           --                (93)
    Other services. . . . . . . . .              311              399              547             404
                                          ----------       ----------       ----------      ----------
                                              91,744           68,011          171,742          95,794
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           81,902           60,186          154,030          81,375
    Depreciation and amortization .            2,839            2,357            5,588           2,972
                                          ----------       ----------       ----------      ----------
          Operating income. . . . .       $    7,003            5,468           12,124          11,447
                                          ==========       ==========       ==========      ==========




                                                           SEGMENT OPERATING RESULTS
                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30                          JUNE 30
                                         ----------------------------     ----------------------------
                                             2000             1999             2000            1999
                                          ----------       ----------       ----------      ----------

 ASIA PACIFIC
  Revenue:
    Implementation services . . . .       $   21,605           22,158           40,293          28,368
    Management services . . . . . .           11,671           11,128           23,085          14,554
    Equity earnings . . . . . . . .            --                  24            --              --
    Other services. . . . . . . . .              193              124              360             239
                                          ----------       ----------       ----------      ----------
                                              33,469           33,434           63,738          43,161
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           33,501           30,043           61,694          41,414
    Depreciation and amortization .            1,465            1,648            3,015           2,054
                                          ----------       ----------       ----------      ----------
          Operating income (loss) .       $   (1,497)           1,743             (971)           (307)
                                          ==========       ==========       ==========      ==========

 HOTEL SERVICES -
  Revenue:
    Implementation services . . . .       $    3,592            2,923            6,972           3,777
    Management services . . . . . .              402              (29)             746             (29)
    Other services. . . . . . . . .                1              287                2             287
                                          ----------       ----------       ----------      ----------
                                               3,995            3,181            7,720           4,035
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .            3,893            3,619            7,246           4,539
    Depreciation and amortization .               28               50               56              61
                                          ----------       ----------       ----------      ----------
          Operating income (loss) .       $       74             (488)             418            (565)
                                          ==========       ==========       ==========      ==========




                                                           SEGMENT OPERATING RESULTS
                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30                          JUNE 30
                                         ----------------------------     ----------------------------
                                             2000             1999             2000            1999
                                          ----------       ----------       ----------      ----------

 INVESTMENT MANAGEMENT -
  Revenue:
    Implementation services . . . .         $  1,029            4,247            3,998           6,108
    Advisory fees . . . . . . . . .           21,271           14,190           35,204          30,804
    Equity earnings . . . . . . . .            8,453            1,637           14,753           2,043
    Other services. . . . . . . . .                6                5               31              70
    Intersegment revenue. . . . . .            --                 (35)           --              --
                                          ----------       ----------       ----------      ----------
                                              30,759           20,044           53,986          39,025
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           19,890           17,678           38,739          33,964
    Depreciation and amortization .              981            1,017            1,966           1,898
                                          ----------       ----------       ----------      ----------
          Operating income. . . . .       $    9,888            1,349           13,281           3,163
                                          ==========       ==========       ==========      ==========

Total segment revenue . . . . . . .       $  225,666          179,187          413,041         280,705
Intersegment revenue eliminations .               17              (43)            (378)           (140)
                                          ----------       ----------       ----------      ----------
          Total revenue . . . . . .       $  225,683          179,144          412,663         280,565
                                          ==========       ==========       ==========      ==========

Total segment operating expenses. .       $  206,798          182,062          399,609         295,870
Intersegment operating expense
  eliminations. . . . . . . . . . .               17              (43)            (378)           (140)
                                          ----------       ----------       ----------      ----------
          Total operating expenses
            before merger related
            non-recurring charges .       $  206,815          182,019          399,231         295,730
                                          ==========       ==========       ==========      ==========

          Operating income (loss)
            before merger related
            non-recurring charges .       $   18,868           (2,875)          13,432         (15,165)
                                          ==========       ==========       ==========      ==========


(4)  SUBSEQUENT EVENTS

     On July 26, 2000, Jones Lang LaSalle closed its offering of Euro 165 million aggregate principal amount of 9% Senior Notes, due 2007 (the "Notes"). The net proceeds of $149.5 million were used to repay borrowings under the $175 million term facility that matures on October 15, 2000. The Notes were issued by Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly owned subsidiary of Jones Lang LaSalle. Jones Lang LaSalle also has a $250 million revolving facility maturing in October 2002.

     In July 2000, Jones Lang LaSalle exercised its option to repurchase LPI Service Corporation for a nominal amount. LPI Service Corporation provides the services of approximately 2,800 janitorial, engineering and property maintenance employees for certain properties managed by Jones Lang LaSalle in the United States. The costs of these employees are directly reimbursed by the properties.

     On July 31, 2000, Jones Lang LaSalle received a Federal tax refund of $13.5 million. The remaining balance of the income tax refund receivable represents state income tax refunds that are expected to be collected over the balance of the year.

     On July 12, 2000, it was announced that Jones Lang LaSalle together with two other leading U.S. real estate services firms had participated in a $30 million preferred stock financing for SiteStuff.com, Inc., an e-marketplace for owners and operators of commercial and multi-family real estate properties. On July 19, 2000, Jones Lang LaSalle funded its $10.0 million participation.


(5)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     As discussed in Note 4, JLL Finance issued the Notes on July 26,
2000. The payment obligations under the Notes are fully and unconditionally guaranteed by Jones Lang LaSalle and certain of its wholly-owned subsidiaries; Jones Lang LaSalle America's Inc., LaSalle Investment Management, Inc., Jones Lang LaSalle International, Inc., Jones Lang LaSalle Co-Investment, Inc., LaSalle Hotel Advisors, Inc., and Jones Lang LaSalle Ltd. (the "Guarantor Subsidiaries"). All of Jones Lang LaSalle's remaining subsidiaries (the "Non-Guarantor Subsidiaries") are owned by the Guarantor Subsidiaries. The following supplemental Condensed Consolidating Balance Sheets as of June 30, 2000 and December 31, 1999, Condensed Consolidating Statement of Earnings for the three and six months ended June 30, 2000 and June 30, 1999, and Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2000 and June 30, 1999 present financial information for (i) Jones Lang LaSalle (carrying any investment in subsidiaries under the equity method), (ii) Jones Lang LaSalle Finance B.V. (the issuer of the Notes), (iii) on a combined basis the Guarantor Subsidiaries (carrying any investment in

     Non-Guarantor subsidiaries under the equity method) and (iv) on a combined basis the Non-Guarantor Subsidiaries. Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and Jones Lang LaSalle believes that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. In general, historically, Jones Lang LaSalle has entered into third party borrowings, financing its subsidiaries via intercompany accounts that are then converted into equity on a periodic basis. All intercompany activity has been included as subsidiary activity in investing activities in the Condensed Consolidating Statements of Cash Flows. Cash is managed on a consolidated basis and there is a right of offset between bank accounts in the different groupings of legal entities in the condensed consolidating financial information. Therefore, in certain cases, negative cash balances have not been reallocated to payables as they legally offset positive cash balances elsewhere in Jones Lang LaSalle. In certain cases, taxes have been calculated on the basis of a group position that includes both Guarantor and Non-Guarantor Subsidiaries.

In such cases, the taxes have been allocated to individual legal entities on the basis of that legal entity's pre tax income.

                                       JONES LANG LASALLE INCORPORATED
                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                             As of June 30, 2000
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------

ASSETS
------
Cash and
  cash equivalents. .     $   2,786         --           (2,365)       12,746         --           13,167
Trade receivables,
  net of allowances .           127         --          102,196       134,225         --          236,548
Other current assets.        25,557         --           23,677        13,052         --           62,286
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      assets. . . . .        28,470         --          123,508       160,023         --          312,001

Property and equipment,
 at cost, less accumu-
 lated depreciation .         1,183         --           49,525        28,929         --           79,637
Intangibles resulting
 from business acquisi-
 tions and JLW merger,
 net of accumulated
 amortization . . . .         --            --          279,236        77,412         --          356,648
Other assets, net . .         4,831         --           37,544        84,960         --          127,335
Investments in
 subsidiaries . . . .       372,075         --          369,462         --         (741,537)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  406,559         --          859,275       351,324      (741,537)      875,621
                         ==========    ==========    ==========    ==========    ==========    ==========




                                       JONES LANG LASALLE INCORPORATED
                              CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                                             As of June 30, 2000
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Accounts payable and
  accrued liabilities    $   10,624         --           29,475        45,845         --           85,944
Short-term borrowings       175,000         --            4,145        11,467         --          190,612
Other current
  liabilities . . . .      (250,742)        --          450,607       (93,235)        --          106,630
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      liabilities . .       (65,118)        --          484,227       (35,923)        --          383,186

Long-term liabilities:
  Credit facilities .       154,483         --            --            --            --          154,483
  Other long-term
    liabilities . . .           649         --            2,973        17,785         --           21,407
                         ----------    ----------    ----------    ----------    ----------    ----------

    Total liabilities        90,014         --          487,200       (18,138)        --          559,076

Commitments and
 contingencies

Stockholders' equity.       316,545         --          372,075       369,462      (741,537)      316,545
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  406,559         --          859,275       351,324      (741,537)      875,621
                         ==========    ==========    ==========    ==========    ==========    ==========



                                       JONES LANG LASALLE INCORPORATED
                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                           As of December 31, 1999
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------

ASSETS
------
Cash and
  cash equivalents. .   $      (615)        --            1,027        22,896         --           23,308
Trade receivables,
  net of allowances .         2,070         --          128,599       139,924         --          270,593
Other current assets.        23,379         --           15,223        16,179         --           54,781
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      assets. . . . .        24,834         --          144,849       178,999         --          348,682

Property and equipment,
 at cost, less accumu-
 lated depreciation .           749         --           48,491        27,230         --           76,470
Intangibles resulting
 from business acquisi-
 tions and JLW merger,
 net of accumulated
 amortization . . . .         --            --          287,848        79,367         --          367,215
Other assets, net . .         3,010         --           38,147        91,276         --          132,433
Investments in
 subsidiaries . . . .       357,593         --          348,702         --         (706,295)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  386,186         --          868,037       376,872      (706,295)      924,800
                         ==========    ==========    ==========    ==========    ==========    ==========




                                       JONES LANG LASALLE INCORPORATED
                              CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                                           As of December 31, 1999
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Accounts payable and
  accrued liabilities    $   (4,847)        --           30,516        62,588         --           88,257
Short-term borrowings       156,471         --              959         5,213         --          162,643
Other current
  liabilities . . . .      (250,272)        --          485,978       (66,487)        --          169,219
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      liabilities . .       (98,648)        --          517,453         1,314         --          420,119

Long-term liabilities:
  Credit facilities .       159,743         --            --            --            --          159,743
  Other long-term
    liabilities . . .         1,155         --           (7,009)       26,856         --           21,002
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total liabilities        62,250         --          510,444        28,170         --          600,864

Commitments and
 contingencies

Stockholders' equity.       323,936         --          357,593       348,702      (706,295)      323,936
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  386,186          --         868,037       376,872      (706,295)      924,800
                         ==========    ==========    ==========    ==========    ==========    ==========


                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                  For the Three Months Ended June 30, 2000
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . .   $     --            --          105,993       119,690         --          225,683
Equity earnings (loss)
 from subsidiaries. .        13,812         --            6,584         --          (20,396)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .        13,812         --          112,577       119,690       (20,396)      225,683

Operating expenses
 before merger related
 non-recurring charges        3,117         --           94,389       109,309         --          206,815

Merger related non-
 recurring charges. .        18,522         --              245            98         --           18,865
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
      (loss). . . . .        (7,827)        --           17,943        10,283       (20,396)            3

Interest expense,
 net of interest
 income . . . . . . .         2,820         --            3,957          (113)        --            6,664
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
      before provision
      for income
      taxes . . . . .       (10,647)        --           13,986        10,396       (20,396)       (6,661)

Net provision for
 income taxes . . . .           846         --              174         3,812         --            4,832
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $  (11,493)        --           13,812         6,584       (20,396)      (11,493)
                         ==========    ==========    ==========    ==========    ==========    ==========



                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                   For the Six Months Ended June 30, 2000
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . .    $    --             --         185,711       226,952         --          412,663
Equity earnings (loss)
 from subsidiaries. .         6,230         --           12,520         --          (18,750)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .         6,230         --          198,231       226,952       (18,750)      412,663

Operating expenses
 before merger related
 non-recurring charges        6,232         --          185,879       207,120         --          399,231

Merger related non-
 recurring charges. .        36,848         --              245            98         --           37,191
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
      (loss). . . . .       (36,850)        --           12,107        19,734       (18,750)      (23,759)

Interest expense,
 net of interest
 income . . . . . . .         5,193         --            8,156           (10)        --           13,339
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes. .       (42,043)        --            3,951        19,744       (18,750)      (37,098)

Net provision (benefit)
 for income taxes . .        (5,578)        --           (2,279)        7,224         --             (633)
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $  (36,465)        --            6,230        12,520       (18,750)      (36,465)
                         ==========    ==========    ==========    ==========    ==========    ==========



                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                  For the Three Months Ended June 30, 1999
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . .   $     --            --           77,294       101,850         --          179,144
Equity earnings (loss)
 from subsidiaries. .         5,677         --            6,706         --          (12,383)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .         5,677         --           84,000       101,850       (12,383)      179,144

Operating expenses
 before merger related
 non-recurring charges        4,217         --           89,348        88,454         --          182,019

Merger related non-
 recurring charges. .        32,464         --            1,059         2,064         --           35,587
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
      (loss). . . . .       (31,004)        --           (6,407)       11,332       (12,383)      (38,462)

Interest expense,
 net of interest
 income . . . . . . .         1,224         --            3,351           128         --            4,703
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes. .       (32,228)        --           (9,758)       11,204       (12,383)      (43,165)

Net provision (benefit)
 for income taxes . .         5,476         --          (15,435)        4,498         --           (5,461)
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $  (37,704)        --            5,677         6,706       (12,383)      (37,704)
                         ==========    ==========    ==========    ==========    ==========    ==========



                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                   For the Six Months Ended June 30, 1999
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . .    $    --            --          131,783       148,782         --          280,565
Equity earnings (loss)
 from subsidiaries. .       (10,364)        --            8,407         --            1,957         --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .       (10,364)        --          140,190       148,782         1,957       280,565

Operating expenses
 before merger related
 non-recurring charges        6,478         --          156,172       133,080         --          295,730

Merger related non-
 recurring charges. .        80,598         --            6,617         2,415         --           89,630
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
      (loss). . . . .       (97,440)        --          (22,599)       13,287         1,957      (104,795)

Interest expense,
 net of interest
 income . . . . . . .           179         --            7,319          (153)        --            7,345
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes. .       (97,619)        --          (29,918)       13,440         1,957      (112,140)

Net provision (benefit)
 for income taxes . .        (4,500)        --          (19,554)        5,033         --          (19,021)
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $  (93,119)        --          (10,364)        8,407         1,957       (93,119)
                         ==========    ==========    ==========    ==========    ==========    ==========



                                       JONES LANG LASALLE INCORPORATED
                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                   For the Six Months Ended June 30, 2000
                                              ($ in thousands)

                                                   Jones Lang
                                                    LaSalle                                   Consolidated
                                                  Incorporated                                 Jones Lang
                                                   (Parent and   Guarantor    Non-Guarantor      LaSalle
                                                   Guarantor)   Subsidiaries   Subsidiaries   Incorporated
                                                  ------------  ------------  -------------   ------------
Cash flows provided by (used in) operating
 activities . . . . . . . . . . . . . . . . . .    $    5,054       (14,146)       (20,744)       (29,836)

Cash flows provided by (used in) investing
 activities:
  Net capital additions - property and
    equipment . . . . . . . . . . . . . . . . .          (455)      (10,086)        (8,757)       (19,298)
  Cash balances assumed in Jones Lang Wootton
    merger, net of cash paid and transaction
    cost. . . . . . . . . . . . . . . . . . . .         --            --             --             --
  Other acquisitions and investments, net of
    cash acquired and transaction costs . . . .         --           (1,250)          (696)        (1,946)
  Subsidiary activity . . . . . . . . . . . . .       (17,976)       13,479          4,497          --
  Investments in real estate ventures . . . . .         --            5,425          9,296         14,721
                                                   ----------    ----------     ----------     ----------
      Net cash provided by (used in)
        investing activities. . . . . . . . . .       (18,431)        7,568          4,340         (6,523)

Cash flows provided by financing activities:
  Net borrowings under credit facility. . . . .       159,748         3,186          6,254        169,188
  Proceeds from borrowings under credit facility     (146,479)        --             --          (146,479)
  Common stock issued under stock option plan
    and stock purchase programs . . . . . . . .         3,509         --             --             3,509
                                                   ----------    ----------     ----------     ----------
      Net cash provided by financing
        activities. . . . . . . . . . . . . . .        16,778         3,186          6,254         26,218
                                                   ----------    ----------     ----------     ----------
Net increase (decrease) in cash and
  cash equivalents. . . . . . . . . . . . . . .         3,401        (3,392)       (10,150)       (10,141)
Cash and cash equivalents, January 1. . . . . .          (615)        1,027         22,896         23,308
                                                   ----------    ----------     ----------     ----------
Cash and cash equivalents, June 30. . . . . . .    $    2,786        (2,365)        12,746         13,167
                                                   ==========    ==========     ==========     ==========


                                       JONES LANG LASALLE INCORPORATED
                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                   For the Six Months Ended June 30, 1999
                                              ($ in thousands)

                                                   Jones Lang
                                                    LaSalle                                   Consolidated
                                                  Incorporated                                 Jones Lang
                                                   (Parent and   Guarantor    Non-Guarantor      LaSalle
                                                   Guarantor)   Subsidiaries   Subsidiaries   Incorporated
                                                  ------------  ------------  -------------   ------------
Cash flows provided by (used in) operating
 activities . . . . . . . . . . . . . . . . . .    $  (12,697)      (89,677)        48,292        (54,082)

Cash flows provided by (used in) investing
 activities:
  Net capital additions - property and
    equipment . . . . . . . . . . . . . . . . .          (289)       (6,110)        (6,316)       (12,715)
  Cash balances assumed in Jones Lang Wootton
    merger, net of cash paid and transaction
    cost. . . . . . . . . . . . . . . . . . . .         --           (3,187)       (33,186)       (36,373)
  Other acquisitions and investments, net of
    cash acquired and transaction costs . . . .         --           (3,195)         --            (3,195)
  Subsidiary activity . . . . . . . . . . . . .      (116,608)      104,703         11,905          --
  Investments in real estate ventures . . . . .         --              738          2,345          3,083
                                                   ----------    ----------     ----------     ----------
      Net cash provided by (used in)
        investing activities. . . . . . . . . .      (116,897)       92,949        (25,252)       (49,200)

Cash flows provided by (used in) financing
 activities:
  Net borrowings under credit facility. . . . .       185,031         --             --           185,031
  Proceeds from borrowings under credit facility      (60,109)         (902)        (2,141)       (63,152)
  Common stock issued under stock option plan
    and stock purchase programs . . . . . . . .         3,126         --             --             3,126
                                                   ----------    ----------     ----------     ----------
      Net cash provided by (used in)
        financing activities. . . . . . . . . .       128,048          (902)        (2,141)       125,005
                                                   ----------    ----------     ----------     ----------
Net increase (decrease) in cash and
  cash equivalents. . . . . . . . . . . . . . .        (1,546)        2,370         20,899         21,723
Cash and cash equivalents, January 1. . . . . .         1,703         2,160         13,078         16,941
                                                   ----------    ----------     ----------     ----------
Cash and cash equivalents, June 30. . . . . . .    $      157         4,530         33,977         38,664
                                                   ==========    ==========     ==========     ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto for the three and six months ended June 30, 2000, included herein, and our audited consolidated financial statements and notes thereto for the fiscal year ended
December 31, 1999 which have been filed with the Securities and Exchange Commission as part of our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

     Operating results in 1999 include the results of JLW effective March 1, 1999, therefore results for the six months ended June 30, 1999 include only four months of results for the former JLW operations.

REVENUE

     Total revenue, after elimination of intersegment revenue, increased $46.6 million, or 26.0%, to $225.7 million for the three months ended
June 30, 2000 from $179.1 million for the three months ended June 30, 1999.

For the six months ended June 30, 2000 revenues increased $132.1 million, or 47.1%, to $412.7 million from $280.6 million for the six months ended June 30, 1999. A primary driver in the increase in the six months ended June 30, 2000 was the inclusion of an additional two months of revenue for the former JLW operations compared to the six months ended June 30, 1999 due to the timing of the JLW merger. For both the three months and six months ended June 30, 2000, the Europe region of Owner and Occupier Services benefitted from the strong European economy with significant increased transaction activity in the United Kingdom, Germany and France. Additionally, current year revenues in that region were increased by the Scandinavian JV that was established in December 1999. The increase in the equity earnings component of total revenues of $6.8 million and $12.6 million for the three months and six months ended June 30, 2000 when compared to prior year periods, respectively, is primarily related to our share of the gain on sale and the performance-related fee from the partial liquidation of a French investment fund managed by the Investment Management segment.

OPERATING EXPENSES

     Total operating expenses, after elimination of intersegment expenses and excluding the effect of merger related non-recurring charges, increased $24.8 million, or 13.6%, to $206.8 million for the three months ended
June 30, 2000 as compared with $182.0 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 operating expenses increased $103.5 million, or 35.0%, to $399.2 million from $295.7 million for the six months ended June 30, 1999. The increase for the six month period was primarily due to the timing of the JLW merger, resulting in there being only four months of the former JLW operations in the prior year. This transaction also resulted in increases in personnel and office occupancy costs related to the global infrastructure added to support the larger size of the combined company, as well as an increase in amortization expense due to the amortization of the resulting goodwill. These increases were partially offset by decreases in operating expenses resulting from the continued success in the implementation of cost savings initiatives in the Americas region of the Owner and Occupier services segment. A change in Jones Lang LaSalle's method of estimating and allocating bonus incentive compensation to interim periods has caused a decrease of $500,000 and $8.7 million in operating expenses for the three and six months ended June 30,
2000, respectively.   This change does not impact the overall compensation
cost that will be incurred during the year ended December 31, 2000, but rather the periods in which it is recognized. This change is weighted towards the Americas region of the Owner and Occupier Services segment, which is the most seasonal of the segments.

     Merger related non-recurring charges totaled $18.9 million and $37.2 million for the three and six months ended June 30, 2000, respectively, compared to $35.6 million and $89.6 million for the three and six months ended June 30, 1999, respectively. For both 2000 and 1999, these charges include non-cash compensation expense recorded as a result of shares issued to certain former employees of JLW in connection with the merger. In 1999, merger related non-recurring charges also included $14.3 million and $22.2 million of non-recurring transition and integration costs for the three and six months ended June 30, 1999, respectively. There were no transition and integration costs in the current year.

OPERATING INCOME

     Due to the seasonal nature of our business, Jones Lang LaSalle typically reports a loss in the first quarter, followed by rising profitability throughout the remainder of the year (see Seasonality section for further discussion). The size and timing of the equity earnings related to the French investment fund, and the impact of the change in method of estimating and allocating bonus incentive compensation to interim periods have somewhat mitigated this seasonality in the second quarter.
The current year results have also benefited from the earlier than expected closing of several large transactions. However, we still believe we will have significantly higher profitability in the fourth quarter than the other quarters. Consistent with this, our operating income for the three and six months ended June 30, 2000, excluding the effect of merger related non-recurring charges, totaled $18.9 million and $13.4 million, respectively, as compared to operating losses of $2.9 and $15.2 million for the three and six months ended June 30, 1999, respectively. This improvement over the prior year period is primarily due to the gain on sale and performance-related fee from the liquidation of the French investment fund, the positive effects of cost-saving initiatives implemented by the Americas region of Owner and Occupier Services and the change in the method of estimating and allocating bonus incentive compensation to interim periods as discussed above.

     Including the effect of the merger related non-recurring charges, the operating income for the three months ended June 30, 2000 totaled $0 million compared to a loss of $38.5 million for the three months ended June 30, 1999. The operating loss for the six months ended June 30, 2000 totaled $23.8 million compared to a loss of $104.8 million for the six months ended June 30, 1999.

SEGMENT OPERATING RESULTS

     See Note 3 in Notes to Consolidated Financial Statements, included herein, for a discussion of Jones Lang LaSalle's segment reporting.

INVESTMENT MANAGEMENT

     Investment Management revenue increased $10.8 million, or 54.0%, to $30.8 million for the three months ended June 30, 2000 from $20.0 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, Investment Management revenue increased $15.0 million, or 38.5%, to $54.0 million from $39.0 million for the six months ended June 30, 1999.

The increase for both periods is primarily attributable to the equity earnings recognized in relation to our share of the gain on sale and the performance-related fee from the partial liquidation of the segment's French investment fund. This fund was structured in such a manner that the performance incentive fee is received as a preferred distribution of earnings. Consequently, for financial reporting purposes, the fee is classified as equity earnings rather than advisory fees. There have also been increased advisory fees and equity earnings from growth in funds launched during the fourth quarter of 1999. Additionally, two dispositions with total performance fees of $4 million closed in the three months ended June 30, 2000 that were originally expected to close later in the year.

     Operating expenses increased $2.2 million, or 11.8%, to $20.9 million for the three months ended June 30, 2000, as compared with $18.7 million for the three months ended June 30, 1999. For the six months ended
June 30, 2000, operating expenses increased $4.8 million, or 13.4%, to $40.7 million from $35.9 million for the six months ended June 30, 2000. The increases are primarily attributable to an increase in personnel and office occupancy costs related to new hires for various new product launches together with increased incentive compensation consistent with performance.

HOTEL SERVICES

     Hotel Services had total revenue of $4.0 million for the three months ended June 30, 2000, as compared to $3.2 million for the three months ended June 30, 1999 an increase of 25%, reflecting strong activity in the Americas hotel market. Revenues increased from $4.0 million for the six months ended June 30, 1999 to $7.7 million for the six months ended
June 30, 2000. This increase was a result of the timing of the JLW merger which resulted in an additional two months of revenue in the current year, as well as strong activity in both the Europe and Americas hotel markets. This activity was partially the result of transactions which closed in the first six months of 2000, that were delayed from closing in the fourth quarter of 1999 as originally expected.

     Operating expenses for the segment were $3.9 million for the three months ended June 30, 2000, as compared to $3.7 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, operating expenses were $7.3 million which was a $2.7 million increase on the prior year period when expenses were $4.6 million. These expenses mainly represent personnel costs and office occupancy costs. The increase is primarily related to the timing of the merger with JLW.

OWNER AND OCCUPIER SERVICES

     AMERICAS

     Revenue for the Americas region increased $11.2 million, or 20.6%, to $65.7 million for the three months ended June 30, 2000, as compared to $54.5 million for the three months ended June 30, 1999. The revenue growth was 17.4% to $115.9 million for the six months ending June 30, 2000, compared to $98.7 million for the same period in 1999. The increased revenues are in part attributable to increased focus by the senior management group on growing the business in the current year as compared to the early part of 1999 when they expended significant efforts on merger and integration issues. The region has benefitted from an increased volume of leasing transactions completed by the Leasing and Management and Tenant Representation units, and an increased number of projects in process by the Project Development unit. These revenue gains were partially offset by reduced performance fees generated by the Capital Markets unit as compared to the prior year period, as well as a reduction in the number of investment dispositions performed.

     Operating expenses for the Americas region decreased by $3.2 million to $62.3 million for the three months ended June 30, 2000 from $65.5 million for the three months ended June 30, 1999. The current year operating expenses at $127.3 million for the six months ending June 30, 2000 were essentially flat with the same period in the prior year. The Americas region has experienced increased compensation levels resulting from annual performance evaluations, increased headcount generally as a result of higher transaction volumes and new client engagements, as well as higher office occupancy costs associated with the increased capacity needs resulting from the merger with JLW and increased personnel levels.
However, these increased costs were offset by the change in the method of estimating and allocating bonus incentive compensation to interim periods, as well as the cost reduction program initiated during the second half of 1999, and further expanded during February of 2000.

     EUROPE

     Revenue for the Europe region totaled $91.7 million for the three months ended June 30, 2000, as compared to $68.0 million for the three months ended June 30, 1999, an increase of 34.9%. This increase is due primarily to continued strong activity in the UK, Germany and France in the current period. The region also benefitted from several exceptionally large transactions in the quarter including advising on the UK's largest property investment portfolio sale for Aegon UK and Belgium's largest single real estate company transaction for the AXA Group. In addition, contributing to the increase was our property management venture with Skandia Fastighet AB, the real estate subsidiary of Sweden's leading insurance company which became operational January 1, 2000. This 55% owned venture, which is consolidated in these financial statements, established Jones Lang LaSalle as one of the leading real estate services firms in the Nordic region.

     The revenue of the Europe region for the six months ended June 30, 2000 was $171.7 million, as compared to $95.8 million for the six months ended June 30, 1999. This increase was a result of the strong broad based business activity described above, together with the timing of the JLW merger. The effect of a strong transaction flow was partially offset by a weakening of the euro, and to a lesser extent the British pound, against the U.S. dollar in the six month period ended June 30, 2000, as compared to the prior year period.

     Operating expenses for the region were $84.7 million for the three months ended June 30, 2000, as compared to $62.5 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, operating expenses increased $75.3 million to $159.6 million from $84.3 million. The increase in the six month period is in part due to the timing of the JLW merger. In addition, the increase for both the current quarter and the year-to-date resulted from higher personnel and office occupancy costs related to infrastructure and personnel added in the latter half of 1999 in anticipation of strong business prospects throughout Europe together with increased bonus costs as a result of the change in the method of estimating and allocating bonus incentive compensation to interim periods. Incentive compensation was also increased by the strong performance of the region. The increase in operating expenses was also contributed to by the amortization of goodwill associated with the JLW merger.

     ASIA PACIFIC

     Revenue for the Asia Pacific region totaled $33.5 million and $63.7 million for the three and six months ended June 30, 2000, respectively. This compares to $33.4 million and $43.2 million for the three and six months ended June 30, 1999. The increase year-to-date was due primarily to the timing of the JLW merger as this was substantially a new segment post merger. This region continues to benefit from several positive trends in the Australian real estate market, including continued economic growth fueled by strong consumer spending and the outsourcing of property management functions by corporations and the Australian government. Additionally, the introduction in Australia of a Goods and Services Tax ("GST") effective July 1, 2000, increased transaction activity in the Residential area as efforts were made to close transactions ahead of the imposition of GST. For the three months ended June 30, 2000, Australasia experienced strong activity in its Agency Leasing, Property Management and Residential units. Asia's real estate activity continues to be boosted by a gradual economic recovery within the Asian markets. However, conditions vary from country to country, and the benefits from the recovery in Hong Kong, Singapore and Shanghai were partially offset by the stagnant market conditions in other areas of Asia, particularly Thailand and Indonesia. The region also saw revenue growth from the newer operations in Japan and India.

     Operating expenses for Asia Pacific totaled $35.0 million for the three months ended June 30, 2000, as compared to $31.7 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, operating expenses were $64.7 million as compared to $43.5 million for the comparable period in 1999. The increase in the six month period is primarily a result of the timing of the JLW merger. These expenses mainly represent personnel costs and office occupancy costs, and the increases are in part due to added infrastructure to support the needs of public company reporting and enhanced technology support. The Australasia business also incurred costs in the second quarter associated with preparing the business for the introduction of GST. Amortization of goodwill associated with the JLW merger also contributed to this increase. These increases were partially offset by the change in the method of estimating and allocating bonus incentive compensation to interim periods discussed above.

INTEREST EXPENSE

     Interest expense, net of interest income, increased $2.0 million to $6.7 million for the three months ended June 30, 2000, and $6.0 million to $13.3 million for the six months ended June 30, 2000 from the prior year periods. This increase is a result of the higher average level of borrowings outstanding on the credit facilities for both periods as compared to the prior year together with an increase in the effective interest rate. The increase in the average level of borrowings was due to higher working capital needs, primarily for the payment of higher bonus accruals in early 2000, as compared to early 1999, as well as borrowings made during 1999 to fund the payment of integration and transition expenses related to the JLW merger. The effective interest rate was 8.3% and 8.2% for the three and six months ended June 30, 2000, respectively, as compared to 5.8% for the three and six months ended June 30, 1999. Interest expense is expected to be significantly higher in 2000 than in 1999 as a result of an increase in the average level of borrowings outstanding and generally increasing interest rates. The refinancing of a portion of the Facilities with the Notes is expected to slightly increase the effective interest rate for the balance of the year.

PROVISION FOR INCOME TAXES

     The provision for income taxes was $4.8 million for the three months ended June 30, 2000 as compared to a benefit of $5.5 million for the three months ended June 30, 1999. The benefit for income taxes was $0.6 million for the six months ended June 30, 2000 as compared to a benefit of $19.0 million for the six months ended June 30, 1999. This is primarily attributable to the move to profitability of our operations before income taxes, exclusive of the compensation expense associated with the issuance of shares to former JLW employees in connection with the merger. This compensation expense is largely nondeductible for tax purposes. Excluding the impact of merger related non-recurring charges, the effective tax rate on recurring operations was 38% for the three and six months ended June 30, 2000 and 1999.

NET INCOME/LOSS

     Net income, excluding the effect of merger related non-recurring charges, was $7.6 million for the three months ended June 30, 2000 as compared to a net loss of $4.7 million for the three months ended June 30, 1999, an increase of $12.3 million. For the six months ending June 30, 2000, net income excluding the effect of merger related non-recurring charges was $0.1 million as compared to a net loss of $14.0 million in the prior year.

     Including the effect of the merger related non-recurring charges, the net loss for the three and six months ended June 30, 2000 was $11.5 million and $36.5 million, respectively. This compares to $37.7 million and $93.1 million for the three and six months ended June 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, Jones Lang LaSalle has financed its operations, acquisitions and co-investment activities with internally generated funds, the common stock of Jones Lang LaSalle and borrowings under its credit facilities. Jones Lang LaSalle had increased its unsecured credit agreement from $380.0 million to $425.0 million, through the addition of five banks to its credit group. The credit agreement at June 30, 2000 was comprised of a $250.0 million revolving facility maturing in October 2002 and a $175.0 million term facility, which matures on October 15, 2000 (collectively, the "Facilities"). Jones Lang LaSalle was also authorized under the terms of the Facilities to borrow up to an additional $50 million through local facilities in its international operations. On July 26, 2000, Jones Lang LaSalle closed its offering of the Notes, the net proceeds of $149.5 million were used to paydown borrowings under the term facility. The balance of the term facility will be repaid via a combination of internally generated funds and borrowings under the revolving facility.
The revolving facility is available for working capital, co-investments and acquisitions. As of June 30, 2000 there was $329.5 million outstanding on the Facilities, of which $175.0 million was under the term facility and classified as current. The balance of current borrowings of $15.6 million at June 30, 2000, related to local borrowings by the international operations and the current portion of capital lease obligations.

     The Facilities are guaranteed by certain of Jones Lang LaSalle's subsidiaries. Jones Lang LaSalle must maintain a certain level of consolidated net worth and a ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"). Jones Lang LaSalle must also meet a minimum interest coverage ratio and minimum liquidity ratio. Additionally, Jones Lang LaSalle is restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities, disposing of a significant portion of its assets, and paying dividends until the term facility is repaid. Lender approval is required for certain levels of co-investment. The Facilities bear variable rates of interest based on market rates. Jones Lang LaSalle sometimes uses interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate. The effective interest rate on the Facilities was 8.2% for the six months ended June 30, 2000, including the effect of interest rate swap agreements. As of June 30, 2000, Jones Lang LaSalle had no interest rate swap agreements outstanding.

     Jones Lang LaSalle has additional access to liquidity via various interest-bearing overdraft facilities and short-term credit facilities in Europe and Asia Pacific. The aggregate amount available under these facilities is approximately $41.0 million, of which $15.2 million was outstanding as of June 30, 2000. Borrowings on these facilities are currently limited to $50.0 million under the terms of the Facilities.

     Management believes that the Facilities, together with the Notes, local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet working capital requirements.

     During the six months ended June 30, 2000, cash flows used in operating activities totaled $29.8 million compared to $54.1 million for the six months ended June 30, 1999. The reduced use of cash is primarily the result of the significant reduction in the cash losses of the business.

     Jones Lang LaSalle expects to continue to pursue co-investment opportunities with investment management clients for which the holding period typically ranges from three to seven years. While this program remains very important to the continued growth of the Investment Management segment, the future commitment to co-investment is completely discretionary (other than with respect to the $26.9 million of commitments discussed below) and can be increased or decreased based on the availability of capital and other factors. The performance of the Investment Management segment would likely be negatively impacted if a substantial decrease in co-investment activity were to occur. Management anticipates that co-investment activity within the Americas and Europe regions will continue, with probable expansion into Asia Pacific, as appropriate opportunities arise. This strategy should serve to grow the assets under management, generate returns on investment and create potential opportunities to provide other services. Such co-investments are generally represented by non-controlling general partner, limited partner and limited liability company interests. In addition to a share of investment returns, Jones Lang LaSalle typically earns investment management fees, and in some cases, property management, leasing, financing and disposition fees, on these investments. The equity earnings from these co-investments have historically had a relatively small impact on current earnings and cash flow. However, increased investment participation and changes in the structure of underlying performance fees could increase fluctuations in net earnings and cash flow as a result of the timing and magnitude of the gains or losses and potential performance fees, if any, to be recognized upon the disposition of these assets. Jones Lang LaSalle generally does not have complete discretion to control the timing of the disposition of such investments. Jones Lang LaSalle anticipates that significant equity earnings will be recorded in 2000 relating to the disposition of the French investment fund of which $9.7 million was recognized for the six months ended June 30, 2000 with $5.7 million of this being recognized in the second quarter. As of June 30, 2000, there were total investments of $69.1 million in 31 separate property or fund co-investments with additional capital commitments of $26.9 million for future fundings of co-investments.

     Capital expenditures are anticipated to be approximately $40.0 million for 2000, of which $19.3 million was spent in the six months ended June 30, 2000. These 2000 expenditures are associated primarily with the ongoing improvements to Jones Lang LaSalle's computer hardware and information systems, including the implementation of global reporting and communication systems, office renewals and expansions and the scheduled replacement of fleet cars primarily within the European countries.

     Net cash used in investing activities was $6.5 million for the six months ended June 30, 2000 compared with $49.2 million for the six months ended June 30, 1999. The decreased use of cash is primarily attributable to the net cash paid in connection with the JLW merger in the first six months of 1999 of $36.4 million and the distributions from the French property co-investment in the first six months of the current year. This decrease is partially offset by the increased capital needs since the merger with JLW for upgrades and improvements to information systems and computer hardware.

     Net cash provided by financing activities of $26.2 million for the six months ended June 30, 2000 was comprised primarily of proceeds from borrowings under credit facilities, net of repayments, of $22.7 million to fund working capital requirements. Cash flows provided by financing activities of $125.0 million for the six months ended June 30, 1999 were primarily composed of borrowings under credit facilities, net of repayments, of $121.9 million to fund the payment of transaction costs and integration and transition expenses related to the JLW merger and the acquisition of COMPASS.

SEASONALITY

     Historically, Jones Lang LaSalle's revenue, operating profits and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than in Investment Management, this seasonality is due to a calendar-year-end focus, primarily in the United States, on the completion of transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on clients' returns on their real estate investments. Such performance fees are generally earned when the asset is disposed of, the timing of which Jones Lang LaSalle does not have complete discretion over. Non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. Therefore, Jones Lang LaSalle typically sustains a loss in the first quarter of each calendar year, reports a small profit or loss in the second and third quarters and records a substantial majority of its earnings in the fourth calendar quarter, barring the recognition of investment generated gains and performance fees in earlier quarters. As discussed earlier, Jones Lang LaSalle changed its method of estimating and allocating bonus incentive compensation to interim periods to more meaningfully reflect the seasonal nature of the underlying business. Also, as discussed earlier, the timing of recognition of the equity earnings from the French investment fund have reduced the seasonality of the overall results in the second quarter.

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

OTHER MATTERS

     NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, becomes effective for all fiscal quarters for fiscal years beginning after December 15, 2000 and is not expected to have a material impact on our consolidated financial statements.

     During December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on various revenue recognition matters. Jones Lang LaSalle had intended to adopt the provisions of SAB 101 related to how we understood the SEC staff believed it applied to revenue recognition on second half lease commissions. Historically, Jones Lang LaSalle and certain other real estate service companies have recorded the full amount of lease commissions as revenue upon the completion of leasing services and the closing of the transaction, when invoicing for a portion of the commission was to be delayed until actual tenant occupancy. This policy was based upon the fact that Jones Lang LaSalle had fulfilled all of its contractual obligations and the likelihood of the tenant defaulting under the lease was extremely remote. Jones Lang LaSalle understood that the SEC staff believed that under SAB 101, such lease commission revenue should be deferred until the parties to the lease contract have fulfilled their respective obligations.
However, in late June, the SEC issued an amendment to SAB 101 that permitted companies to delay implementation until the fourth quarter of 2000 while the SEC seeks to provide increased interpretive guidance. As a result, Jones Lang LaSalle believes that it is prudent to delay implementation until the SEC has clarified whether SAB 101 is applicable and, if so, how it should be applied. Therefore, while it is likely that SAB 101 will be adopted by Jones Lang LaSalle, it will not be adopted until at least the fourth quarter of 2000.

     Jones Lang LaSalle has reviewed the impact of modifying its revenue recognition policy in accordance with its current understanding of the SEC's interpretation of SAB 101. If SAB 101 had been adopted in this manner in the second quarter, a cumulative catch up adjustment for a change in accounting principle effective as of January 1, 2000 would have been recorded. This would have been reflected by a one-time, after-tax non-cash charge of $13.9 million (net of taxes of $8.4 million) to defer commission revenue where the contractual right to invoice was contingent on the occupancy of the leased space by the tenant. Thereafter, Jones Lang LaSalle would recognize the revenue associated with those remaining commissions generally at the time the tenant occupies the leased space.

     This change in accounting policy will not affect cash flows or the amount of earnings the company will ultimately recognize. The one-time after-tax charge will be recognized as earnings in future periods when the revenue is recognized. The impact of the revised revenue recognition policy on the first quarter of 2000 would have been to reduce the net loss before cumulative change in accounting principle by $2.1 million. This includes an after-tax benefit of $3.6 million (net of tax of $2.2 million) of revenue that had been included in the cumulative catch up adjustment. The impact on the second quarter would have been to increase the net loss before cumulative change in accounting principle by $1.0 million. This includes an after-tax benefit of $3.2 million (net of tax of $2.0 million) of revenue that had been included in the cumulative catch up adjustment. Therefore, the impact for the six months ending June 30, 2000 would have been to reduce the net loss before cumulative change in accounting principle by $1.1 million. This would include an after-tax benefit of $6.8 million (net of taxes of $4.2 million) of revenue that had been deferred through the cumulative catch up adjustment.

     It is not possible at this time to estimate the potential impact on the full year 2000 net loss before cumulative change in accounting principle, but management believes that it may increase the net loss by up to $5 million. This will be dependent upon the mix and timing of revenues together with the underlying contractual terms of our customer contracts.

     Management believes that this change in accounting policy will help to reduce the seasonality in the financial performance reported by Jones Lang LaSalle by shifting some lease commission revenue out of the fourth quarter and into other quarters.

E-COMMERCE INITIATIVES

     Through the first six months of 2000, Jones Lang LaSalle has evaluated a number of e-business opportunities. On April 26, 2000, Jones Lang LaSalle announced the formation of Octane, an e-commerce alliance with two other leading U.S. real estate services firms. This alliance will develop e-business solutions for the real estate services industry and will focus on procurement, transactions, support services and other business-to-business activities. On May 5, 2000, Jones Lang LaSalle announced its intent to join eleven other leading North American real estate firms to form Constellation, a real estate e-business company. This company will form, incubate and sponsor real estate-related Internet, e-commerce and broadband enterprises; acquire interests in existing leading companies on a synergistic basis; and act as an opportunistic consolidator across property sectors in the emerging real estate technology area. On June 29, 2000, Jones Lang LaSalle announced that together with two other leading international property services firms and an international business to business publisher, it would be developing a pan-European commercial property listings, information and data research portal. The venture will be an unaffiliated, independently managed company with its own brand and may ultimately include other content and technology partners. The final terms and conditions of the agreements related to these ventures are currently being negotiated.

     On July 12, 2000, it was announced that Jones Lang LaSalle together with two other leading U.S. real estate services firms had participated in a $30 million preferred stock financing for SiteStuff.com, Inc., an e-marketplace for owners and operators of commercial and multi-family real estate properties. On July 19, 2000, Jones Lang LaSalle funded its $10.0 million participation. Through SiteStuff, Jones Lang LaSalle has the ability to aggregate the purchase of property management maintenance, repair and operations products and services for the benefit of clients in the U.S. We will continue to seek additional e-commerce opportunities which enhance our product and service offerings.

     We expect to commit up to $20 million over the next eighteen months for our e-commerce initiatives, including commitments already made in connection with the four ventures described above.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

     Jones Lang LaSalle is exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and to fund capital expenditures, acquisitions, co-investments and operations. Jones Lang LaSalle's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, Jones Lang LaSalle historically has borrowed at variable rates and has entered into derivative financial instruments such as interest rate swap agreements when appropriate. Jones Lang LaSalle does not enter into derivative or interest rate transactions for trading or speculative purposes. As of June 30, 2000, Jones Lang LaSalle had no interest rate swap agreements outstanding. Given that the Notes will be a substantial portion of the outstanding debt and charges a fixed rate of interest, Jones Lang LaSalle's exposure to interest rate changes will be reduced from its historical exposure.

     The carrying value of the debt approximates its fair value. As of June 30, 2000, the outstanding borrowings on the Facilities were $329.5 million. The Facilities bear variable rates of interest based on market rates. The effective interest rate on the Facilities was 8.3% and 8.2% for the three and six months ended June 30, 2000, including the effect of interest rate swap agreements.

FOREIGN CURRENCY RISK

     Jones Lang LaSalle's reporting currency is the U.S. dollar. Business is transacted in various other currencies. The financial statements of subsidiaries outside the United States, except those located in highly inflationary economies, are generally measured using the local currency as the functional currency. As a result, fluctuations in the U.S. dollar relative to the other currencies in which earnings are generated can impact Jones Lang LaSalle's business, operating results and financial condition as reported in U.S. dollars. For the three and six months ended June 30, 2000 (excluding the effect of stock compensation expense) Jones Lang LaSalle reported net income of $7.6 and $0.1 million, respectively, of which $1.5 million of net income and $12.4 million of net losses were attributable to operations having U.S. dollars as their functional currency and $6.1 million and $12.5 million of net income for the three and six months ended June 30, 2000, respectively, was attributable to operations having other functional currencies. Revenues and expenses are primarily earned and incurred in the currency of the location where the operations generating the revenues and expenses have occurred, thereby limiting exposure to exchange rate fluctuations to some extent.

     On a limited basis, Jones Lang LaSalle enters into forward foreign currency exchange contracts to manage currency risks and reduce exposure resulting from fluctuations in the designated foreign currency associated with existing commitments, assets or liabilities. At June 30, 2000, Jones Lang LaSalle had forward exchange contracts in effect with a notional value of approximately $37.8 million with no market value and no carrying value. Jones Lang LaSalle does not enter into forward foreign currency exchange contracts for trading or speculative purposes.

DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of June 30, 2000, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

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

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     At the annual meeting of stockholders held on May 15, 2000, the following business was conducted:

     A.    Stockholders elected six directors as follows:

           (i) The following two Class I Directors were elected for terms expiring at the 2001 annual meeting of stockholders and until their successors are elected and qualify:

                 M.G. Rose: 26,412,818 votes for and 92,954 votes withheld.

                 Michael J. Smith: 26,412,978 votes for and 92,974 votes withheld.

           (ii) The following four Class III Directors were elected for terms expiring at the 2003 annual meeting of stockholders and until their successors are elected and qualify:

                 Christopher M. G. Brown: 26,412,978 votes for and 92,794 votes withheld.
                 Derek A. Higgs: 26,411,878 votes for and 93,894 votes withheld.
                 Thomas C. Theobald: 26,412,878 votes for and 92,894 votes withheld.
                 Lynn C. Thurber: 26,412,389 votes for and 93,383 votes withheld.

     B. Stockholders approved an amendment to the Jones Lang LaSalle Employee Stock Purchase Plan to increase the number of shares available thereunder to 1,000,000 from 250,000 as follows:

                 Votes for:       21,881,524
                 Votes against:      423,128
                 Votes abstained:  4,201,120

     C. Stockholders ratified the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 as follows:

                 Votes for:       22,282,059
                 Votes against:       73,664
                 Votes abstained:  4,150,049

     ITEM 5. OTHER MATTERS

     INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 1999 in Item 1. "Business," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," and elsewhere, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 3 "Quantitative and Qualitative Disclosure about Market Risk" and elsewhere, and in other reports filed with the Securities and Exchange Commission. Jones Lang LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.


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



                              JONES LANG LASALLE INCORPORATED




Dated:  August 14, 2000       BY:  /S/ WILLIAM E. SULLIVAN
                                   ------------------------------
                                   William E. Sullivan
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Authorized Officer and
                                   Principal Financial Officer)

EXHIBIT INDEX


Exhibit
Number                      Description
-------                     -----------

4.1                         Indenture, dated as of July 26, 2000,
                            governing 9% Senior Notes due 2007.

4.2                         Registration Rights Agreement, dated as
                            of July 19, 2000, with respect to 9%
                            Senior Notes due 2007.

10.1 Second Amendment and Restated Multicurrency Credit Agreement, dated as of July 26, 2000.

10.2 Third Amendment to the Jones Lang LaSalle Incorporated Employee Stock Purchase Plan.

27.1                        Financial Data Schedule.