Form 10-Q
period 2000-09-30
JONES LANG LASALLE INC
filed 2000-11-14
CIK 1037976

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
               Class                           November 10, 2000
               -----                           -----------------

     Common Stock ($0.01 par value)               30,394,088

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    28

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk. . . . . . . . . . . . . . . . . . . .    40


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    41

Item 5.    Other Matters. . . . . . . . . . . . . . . . . . .    41

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    41

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                    JONES LANG LASALLE INCORPORATED
                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                   (in thousands, except share data)
                              (UNAUDITED)

                                       SEPTEMBER 30,    DECEMBER 31,
                                           2000            1999
                                       -------------    -----------
ASSETS
------
Current assets:
  Cash and cash equivalents . . . . . . . $   17,467         23,308
  Trade receivables, net of allowances
    of $9,928 and $9,871 in 2000
    and 1999, respectively. . . . . . . .    225,540        270,593
  Notes receivable and advances to
    real estate ventures. . . . . . . . .      3,466          4,519
  Other receivables . . . . . . . . . . .      4,397          7,045
  Income tax refund receivable. . . . . .      1,093         14,500
  Prepaid expenses. . . . . . . . . . . .     10,857          9,598
  Deferred tax assets . . . . . . . . . .     16,022         13,673
  Other assets. . . . . . . . . . . . . .      9,340          5,446
                                          ----------      ---------
          Total current assets. . . . . .    288,182        348,682

Property and equipment, at cost, less
  accumulated depreciation of $70,014
  and $55,943 in 2000 and 1999,
  respectively. . . . . . . . . . . . . .     82,730         76,470
Intangibles resulting from business
  acquisitions and JLW merger, net of
  accumulated amortization of $38,875
  and $27,515 in 2000 and 1999,
  respectively. . . . . . . . . . . . . .    348,571        367,215
Investments in real estate ventures . . .     71,412         67,305
Other investments . . . . . . . . . . . .     12,410          --
Long-term receivables, net. . . . . . . .     23,360         27,962
Prepaid pension asset . . . . . . . . . .     19,239         23,956
Deferred tax assets . . . . . . . . . . .      5,222          5,270
Debt issuance costs . . . . . . . . . . .      5,235          2,279
Other assets, net . . . . . . . . . . . .      6,851          5,661
                                          ----------     ----------
                                          $  863,212        924,800
                                          ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities$   82,639         88,257
  Accrued compensation. . . . . . . . . .    109,131        142,960
  Short-term borrowings . . . . . . . . .     13,293        162,643
  Deferred tax liabilities. . . . . . . .         36          --
  Other liabilities . . . . . . . . . . .     18,499         26,259
                                          ----------     ----------
          Total current liabilities . . .    223,598        420,119

Long-term liabilities:
  Credit facilities . . . . . . . . . . .    146,493        159,743
  Notes . . . . . . . . . . . . . . . . .    146,378          --
  Deferred tax liabilities. . . . . . . .      6,629          7,535
  Other . . . . . . . . . . . . . . . . .     14,141         12,878
                                          ----------     ----------
          Total liabilities . . . . . . .    537,239        600,275

Commitments and contingencies

                    JONES LANG LASALLE INCORPORATED
                CONSOLIDATED BALANCE SHEETS - CONTINUED

               SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                   (in thousands, except share data)
                              (UNAUDITED)


                                       SEPTEMBER 30,    DECEMBER 31,
                                           2000            1999
                                       -------------    -----------

Minority interest in consolidated
  subsidiaries. . . . . . . . . . . . . .        640            589

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    30,861,683 and 30,285,472 shares
    issued and outstanding as of 2000
    and 1999, respectively. . . . . . . .        309            303
  Additional paid-in capital. . . . . . .    452,648        442,699
  Unallocated ESOT shares . . . . . . . .         (7)            (7)
  Deferred stock compensation . . . . . .    (21,574)       (70,106)
  Retained deficit. . . . . . . . . . . .    (91,850)       (50,050)
  Accumulated other comprehensive
    income (loss) . . . . . . . . . . . .    (14,193)         1,097
                                          ----------     ----------
          Total stockholders' equity. . .    325,333        323,936
                                          ----------     ----------
                                          $  863,212        924,800
                                          ==========     ==========



































     See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED
                        CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                      (in thousands, except share data)
                                                 (UNAUDITED)
                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30                     SEPTEMBER 30
                                         ----------------------------     ----------------------------
                                             2000             1999             2000            1999
                                          ----------       ----------       ----------      ----------
Revenue:
  Fee-based services. . . . . . . .      $   221,462          190,979          618,123         467,449
  Equity in earnings from
    unconsolidated ventures . . . .            1,116            2,371           15,803           4,422
  Other income. . . . . . . . . . .            2,029              822            3,344           2,866
                                          ----------       ----------       ----------      ----------
        Total revenue . . . . . . .          224,607          194,172          637,270         474,737

Operating expenses:
  Compensation and benefits . . . .          134,349          135,170          407,122         335,249
  Operating, administrative and other         51,390           36,587          156,357         115,177
  Depreciation and amortization . .           10,298            9,665           31,789          26,726
                                          ----------       ----------       ----------      ----------
        Total operating expenses
          before merger related
          non-recurring charges . .          196,037          181,422          595,268         477,152
                                          ----------       ----------       ----------      ----------
        Operating income (loss)
          before merger related
          non-recurring charges . .           28,570           12,750           42,002          (2,415)

Merger related non-recurring charges:
  Stock compensation expense. . . .           18,191           14,942           55,382          82,383
  Integration and transition expenses          --              10,800            --             32,989
                                          ----------       ----------       ----------      ----------
        Total merger related
          non-recurring charges . .           18,191           25,742           55,382         115,372
                                          ----------       ----------       ----------      ----------
        Total operating expenses. .          214,228          207,164          650,650         592,524
                                          ----------       ----------       ----------      ----------
        Operating income (loss) . .           10,379          (12,992)         (13,380)       (117,787)
Interest expense, net of interest
  income. . . . . . . . . . . . . .            8,226            4,967           21,565          12,312
                                          ----------       ----------       ----------      ----------





                                       JONES LANG LASALLE INCORPORATED
                  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                      (in thousands, except share data)
                                                 (UNAUDITED)



                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 SEPTEMBER 30                      SEPTEMBER 30
                                         ----------------------------     ----------------------------
                                             2000             1999             2000            1999
                                          ----------       ----------       ----------      ----------
        Income (loss) before
          provision (benefit)
          for income taxes and
          minority interest . . . .            2,153          (17,959)         (34,945)       (130,099)

Net provision (benefit) for
  income taxes. . . . . . . . . . .            7,428           (1,022)           6,795         (20,043)
Minority interests in earnings
  of subsidiaries . . . . . . . . .               60            --                  60           --
                                          ----------       ----------       ----------      ----------
        Net loss. . . . . . . . . .       $   (5,335)         (16,937)         (41,800)       (110,056)
                                          ==========       ==========       ==========      ==========

Other comprehensive income (loss),
 net of tax:
  Foreign currency translation
    adjustments . . . . . . . . . .       $   (4,137)           2,881          (15,290)          2,987
                                          ----------       ----------       ----------      ----------
Comprehensive loss. . . . . . . . .       $   (9,472)         (14,056)         (57,090)       (107,069)
                                          ==========       ==========       ==========      ==========

Basic loss per common share . . . .       $    (0.21)           (0.70)           (1.69)          (4.98)
                                          ==========       ==========       ==========      ==========

Basic weighted average shares
  outstanding . . . . . . . . . . .       25,168,964       24,110,884       24,701,106      22,109,143
                                          ==========       ==========       ==========      ==========

Diluted loss per common share . . .       $    (0.21)           (0.70)           (1.69)          (4.98)
                                          ==========       ==========       ==========      ==========

Diluted weighted average shares
  outstanding . . . . . . . . . . .       25,168,964       24,110,884       24,701,106      22,109,143
                                          ==========       ==========       ==========      ==========

                        See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           PERIODS ENDED SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
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




                                       JONES LANG LASALLE INCORPORATED
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                                                                         Accumu-
                                                                                          lated
                                                                                          Other
                                             Additi-    Unallo-    Deferred              Compre-
                         Common Stock        tional      cated       Stock   Retained    hensive
                      -------------------    Paid-In     ESOT       Compen-  Earnings    Income
                       Shares      Amount    Capital    Shares      sation   (Deficit)   (Loss)     Total
                     ----------    ------    --------   -------    --------  ---------   -------   -------
Balances at
 December 31,
 1999 . . . . . . .  30,285,472      303     442,699        (7)    (70,106)   (50,050)    1,097   323,936

Net loss. . . . . .       --         --        --          --        --       (41,800)    --      (41,800)
Shares issued in
 connection with:
  Stock option plan     472,500        5       5,813       --       (5,818)     --        --        --
  Amortization of
   shares issued
   in connection
   with stock
   option plan. . .       --         --        --          --          950      --        --          950
  Stock purchase
    programs. . . .     171,617        2       3,336       --        --         --        --        3,338
Share activity re-
 lated to JLW merger:
  Shares repurchased
    for payment of
    taxes on ESOT
    Shares allocated
    at December 31,
    1999. . . . . .     (67,534)      (1)       (815)      --        --         --        --         (816)
  Adjustment shares
    subsequently
    retained. . . .        (372)     --         (144)      --        --         --        --         (144)
Stock compensa-
  tion adjustments.       --         --        1,759       --       (1,336)     --        --          423
Amortization of
  deferred stock
  compensation. . .       --         --        --          --       54,736       --       --       54,736
Other . . . . . . .       --         --        --          --        --          --     (15,290)  (15,290)
                     ----------    -----     -------   -------    --------   --------  --------  --------
Balances at
  September 30,
  2000. . . . . . .  30,861,683    $ 309     452,648        (7)    (21,574)   (91,850)  (14,193)  325,333
                     ==========    =====     =======   =======    ========   ========  ========  ========

                        See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                (in thousands, unless otherwise noted)
                              (UNAUDITED)


                                                2000        1999
                                             ----------  ----------
Cash flows provided by (used in)
 operating activities:
  Net loss. . . . . . . . . . . . . . . . .  $  (41,800)   (110,056)
  Reconciliation of net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization . . . . .      31,789      26,726
    Equity in earnings from unconsolidated
      ventures. . . . . . . . . . . . . . .     (15,803)     (4,422)
    Provision for loss on receivables and
      other assets. . . . . . . . . . . . .       5,336       1,544
    Stock compensation expense. . . . . . .      55,382      81,942
    Amortization of deferred compensation .       2,449       --
  Changes in:
    Receivables . . . . . . . . . . . . . .      57,070      18,941
    Prepaid expenses and other assets . . .       5,106      (4,146)
    Deferred tax assets and income tax
      refund receivable . . . . . . . . . .      10,511     (24,929)
    Accounts payable, accrued liabilities
      and accrued compensation. . . . . . .     (74,561)    (50,528)
                                             ----------  ----------
        Net cash provided by (used in)
          operating activities. . . . . . .      35,479     (64,928)

Cash flows used in investing activities:
  Net capital additions - property and
    equipment . . . . . . . . . . . . . . .     (30,806)    (23,641)
  Cash paid in connection with Jones
    Lang Wootton merger, net of cash
    balances assumed. . . . . . . . . . . .       --        (37,375)
  Other acquisitions and investments,
    net of cash balances assumed. . . . . .     (13,048)     (3,003)
  Investments in real estate ventures:
    Capital contributions and advances to
      real estate ventures. . . . . . . . .      (9,159)     (8,963)
    Distributions, repayments of advances
      and sale of investments . . . . . . .      21,302      25,055
                                             ----------  ----------
        Net cash used in
          investing activities. . . . . . .     (31,711)    (47,927)

Cash flows provided by (used in)
 financing activities:
  Proceeds from borrowings under credit
    facilities. . . . . . . . . . . . . . .     229,998     262,156
  Repayments of borrowings under credit
    facilities. . . . . . . . . . . . . . .    (392,598)   (147,775)
  Net proceeds from issuance of the Euro
    Notes . . . . . . . . . . . . . . . . .     149,454       --
  Common stock issued under stock option
    plan and stock purchase programs. . . .       3,537       3,126
                                             ----------  ----------
        Net cash provided by (used in)
          financing activities. . . . . . .      (9,609)    117,507
                                             ----------  ----------

                    JONES LANG LASALLE INCORPORATED
           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

             NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                (in thousands, unless otherwise noted)
                              (UNAUDITED)



                                                2000        1999
                                             ----------  ----------

        Net increase (decrease) in
          cash and cash equivalents . . . .      (5,841)      4,652

Cash and cash equivalents,
  beginning of period . . . . . . . . . . .      23,308      16,941
                                             ----------  ----------
Cash and cash equivalents, end of period. .  $   17,467      21,593
                                             ==========  ==========


Supplemental disclosure of cash flow
 information:

  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . .  $   17,405      13,524
    Taxes, net of refunds . . . . . . . . .      (3,407)     13,077

  Non-cash investing and financing
   activities:
    Acquisitions, merger and investments:
      Shares issued in connection with
        merger. . . . . . . . . . . . . . .  $    --        142,053
      Fair value of assets acquired . . . .     (14,474)   (214,026)
      Fair value of liabilities assumed . .      20,413     186,270
      Goodwill. . . . . . . . . . . . . . .      (6,577)   (154,675)
      Other investments . . . . . . . . . .     (12,410)      --
                                             ----------    --------
          Cash paid, net of cash
            balances assumed. . . . . . . .  $  (13,048)    (40,378)
                                             ==========    ========


























     See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (in millions, except where otherwise noted)

                              (UNAUDITED)


     Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 1999, which are included in our 1999 Form 10-K, filed with the Securities and Exchange Commission, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Readers of this quarterly report should also refer to any Forms 8-K filed with the Securities and Exchange Commission during the year 2000. In particular, the Form 8-K dated August 11, 2000.


(1)  ACCOUNTING POLICIES

     INTERIM INFORMATION

     The consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be obtained for the full fiscal year.

     Certain prior year amounts have been reclassified to conform with the current presentation.

     BONUS INCENTIVE COMPENSATION

     In the first quarter of 2000, Jones Lang LaSalle changed its method of estimating and allocating bonus incentive compensation to interim periods. The impact of this change for the three and nine months ended September 30, 2000 was to reduce compensation expense by approximately $10.3 million and $19.0 million, respectively. This change does not impact the overall compensation cost that will be incurred during the year ended December 31, 2000, but rather the periods in which it is recognized.

     EARNINGS PER SHARE

     The basic and diluted losses per common share were calculated based on basic weighted average shares outstanding of 25.2 million and 24.7 million for the three and nine month periods ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, basic and diluted losses per common share were calculated based on basic weighted average shares outstanding of 24.1 million and 22.1 million, respectively. As a result of the net losses incurred for these periods, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive. These common stock equivalents consist principally of consideration shares issued in connection with the JLW merger that are subject to vesting provisions or are contingently returnable. To a lesser extent, common stock equivalents also include outstanding stock options whose exercise price was less than the average market price of Jones Lang LaSalle's stock for the period and shares to be issued under employee stock compensation programs.

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

     The total value attributed to the issuance of the 7.2 million shares accounted for under APB No. 16 of $141.9 million, in addition to the cash payment of $6.2 million and capitalizable transaction costs of approximately $15.8 million, have been allocated to the identifiable assets acquired and liabilities assumed, based on management's estimates of fair value, which totaled $251.4 million and $244.8 million, respectively. The resulting excess purchase price of $157.3 million was allocated to goodwill which is being amortized on a straight-line basis over 40 years based on management's estimate of useful lives. Included in the assets acquired was $32.2 million in cash and included in the liabilities assumed was $47.4 million of obligations to former partners of undistributed earnings. The liabilities assumed also included employee termination costs of $9.3 million, as well as office rental payments in excess of sublease rental income of $0.3 million and telecommunication lease termination costs of $0.8 million related to the closing of offices with geographic overlap in the United States. As of September 30, 2000, employee termination costs have been paid. Approximately $0.8 million of office closure costs remain unpaid as of September 30, 2000. These amounts will be paid through 2002.

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

     Compensation expense incurred for the three and nine months ended September 30, 2000 primarily related to the amortization of deferred compensation totaled $18.2 million and $55.4 million, respectively, net of the quarterly adjustment for the change in stock price. Compensation expense incurred for the three and nine months ended September 30, 1999 related to the issuance of shares and amortization of deferred compensation totaled $14.9 million and $82.4 million, respectively, net of the quarterly adjustment for the change in stock price. Deferred compensation, related to the issuance of shares to JLW, not yet amortized at September 30, 2000 totaled $16.7 million, including the effect of the quarterly adjustment for the change in stock price, which will be amortized into compensation expense during the remainder of 2000. Such compensation expense, in addition to compensation expense anticipated to be incurred at December 31, 2000 associated with the final allocation of the shares in the employee stock ownership trust ("ESOT"), is expected to result in a significant non-cash net loss for Jones Lang LaSalle for the year.

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

     Operating results in 1999 include the results of JLW effective
March 1, 1999, therefore, segment results for the nine months ended September 30, 1999 include only seven months of results of the former JLW operations.

     Summarized unaudited financial information by business segment for the three and nine month periods ended September 30, 2000 and 1999 is as follows ($ in thousands):

                                                           SEGMENT OPERATING RESULTS
                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30                     SEPTEMBER 30
                                         ----------------------------     ----------------------------
                                             2000             1999             2000            1999
                                          ----------       ----------       ----------      ----------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services . . . .       $   43,581           45,592           98,792          87,800
    Management services . . . . . .           37,001           26,257           96,958          81,606
    Equity earnings (losses). . . .             (444)             178             (510)            279
    Other services. . . . . . . . .              224              319              599           1,211
    Intersegment revenue. . . . . .              412            1,619              790           1,759
                                          ----------       ----------       ----------      ----------
                                              80,774           73,965          196,629         172,655
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           66,085           61,895          182,494         179,412
    Depreciation and amortization .            4,989            5,076           15,855          15,152
                                          ----------       ----------       ----------      ----------
          Operating income (loss) .       $    9,700            6,994           (1,720)        (21,909)
                                          ==========       ==========       ==========      ==========

 EUROPE
  Revenue:
    Implementation services . . . .       $   59,872           51,493          189,722         126,418
    Management services . . . . . .           18,770           16,018           60,115          36,576
    Equity losses . . . . . . . . .            --                (132)           --               (225)
    Other services. . . . . . . . .              731              416            1,278             820
                                          ----------       ----------       ----------      ----------
                                              79,373           67,795          251,115         163,589
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           64,667           65,230          218,697         146,605
    Depreciation and amortization .            2,868            2,399            8,456           5,371
                                          ----------       ----------       ----------      ----------
          Operating income. . . . .       $   11,838              166           23,962          11,613
                                          ==========       ==========       ==========      ==========




                                                           SEGMENT OPERATING RESULTS
                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30                     SEPTEMBER 30
                                         ----------------------------     ----------------------------
                                             2000             1999             2000            1999
                                          ----------       ----------       ----------      ----------

 ASIA PACIFIC
  Revenue:
    Implementation services . . . .       $   19,639           21,152           59,932          49,520
    Management services . . . . . .           10,935           10,560           34,020          25,114
    Other services. . . . . . . . .            1,040              (35)           1,400             204
                                          ----------       ----------       ----------      ----------
                                              31,614           31,677           95,352          74,838
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           31,913           26,973           93,607          68,387
    Depreciation and amortization .            1,511            1,200            4,526           3,254
                                          ----------       ----------       ----------      ----------
          Operating income (loss) .       $   (1,810)           3,504           (2,781)          3,197
                                          ==========       ==========       ==========      ==========

 HOTEL SERVICES -
  Revenue:
    Implementation services . . . .       $    3,481            3,455           10,453           7,232
    Management services . . . . . .             (724)               6               22             (23)
    Other services. . . . . . . . .            --                 254                2             541
                                          ----------       ----------       ----------      ----------
                                               2,757            3,715           10,477           7,750
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .            3,138            3,182           10,384           7,721
    Depreciation and amortization .               44               45              100             106
                                          ----------       ----------       ----------      ----------
          Operating income (loss) .       $     (425)             488               (7)            (77)
                                          ==========       ==========       ==========      ==========




                                                           SEGMENT OPERATING RESULTS
                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 SEPTEMBER 30                      SEPTEMBER 30
                                         ----------------------------     ----------------------------
                                             2000             1999             2000            1999
                                          ----------       ----------       ----------      ----------

 INVESTMENT MANAGEMENT -
  Revenue:
    Implementation services . . . .       $    1,317            2,114            5,315           8,222
    Advisory fees . . . . . . . . .           27,598           14,153           62,802          44,957
    Equity earnings . . . . . . . .            1,560            2,325           16,313           4,368
    Other services. . . . . . . . .               26               47               57             117
                                          ----------       ----------       ----------      ----------
                                              30,501           18,639           84,487          57,664
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           20,348           16,096           59,087          50,060
    Depreciation and amortization .              886              945            2,852           2,843
                                          ----------       ----------       ----------      ----------
          Operating income. . . . .       $    9,267            1,598           22,548           4,761
                                          ==========       ==========       ==========      ==========

Total segment revenue . . . . . . .       $  225,019          195,791          638,060         476,496
Intersegment revenue eliminations .             (412)          (1,619)            (790)         (1,759)
                                          ----------       ----------       ----------      ----------
          Total revenue . . . . . .       $  224,607          194,172          637,270         474,737
                                          ==========       ==========       ==========      ==========

Total segment operating expenses. .       $  196,449          183,041          596,058         478,911
Intersegment operating expense
  eliminations. . . . . . . . . . .             (412)          (1,619)            (790)         (1,759)
                                          ----------       ----------       ----------      ----------
          Total operating expenses
            before merger related
            non-recurring charges .       $  196,037          181,422          595,268         477,152
                                          ==========       ==========       ==========      ==========

          Operating income (loss)
            before merger related
            non-recurring charges .       $   28,570           12,750           42,002          (2,415)
                                          ==========       ==========       ==========      ==========


(4)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On July 26, 2000, Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly-owned subsidiary of Jones Lang LaSalle, issued 9% Senior Notes with an aggregate principal amount of Euro 165 million, due 2007 (the "Euro Notes"). The payment obligations under the Euro Notes are fully and unconditionally guaranteed by Jones Lang LaSalle Incorporated and certain of its wholly-owned subsidiaries; Jones Lang LaSalle America's Inc., LaSalle Investment Management, Inc., Jones Lang LaSalle International, Inc., Jones Lang LaSalle Co-Investment, Inc., LaSalle Hotel Advisors, Inc., and Jones Lang LaSalle Ltd. (the "Guarantor Subsidiaries"). All of Jones Lang LaSalle Incorporated's remaining subsidiaries (the "Non-Guarantor Subsidiaries") are owned by the Guarantor Subsidiaries. The following supplemental Condensed Consolidating Balance Sheets as of September 30, 2000 and December 31, 1999, Condensed Consolidating Statement of Earnings for the three and nine months ended September 30, 2000 and September 30, 1999, and Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2000 and September 30, 1999 present financial information for (i) Jones Lang LaSalle Incorporated (carrying any investment in subsidiaries under the equity method), (ii) Jones Lang LaSalle Finance B.V. (the issuer of the Euro Notes), (iii) on a combined basis the Guarantor Subsidiaries (carrying any investment in Non-Guarantor subsidiaries under the equity method) and (iv) on a combined basis the Non-Guarantor Subsidiaries (carrying its investment in JLL Finance under the equity method). Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and Jones Lang LaSalle Incorporated believes that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. In general, historically, Jones Lang LaSalle Incorporated has entered into third party borrowings, financing its subsidiaries via intercompany accounts that are then converted into equity on a periodic basis. Certain Guarantor and Non-Guarantor Subsidiaries also enter into third party borrowings on a limited basis. All intercompany activity has been included as subsidiary activity in investing activities in the Condensed Consolidating Statements of Cash Flows. Cash is managed on a consolidated basis and there is a right of offset between bank accounts in the different groupings of legal entities in the condensed consolidating financial information. Therefore, in certain cases, negative cash balances have not been reallocated to payables as they legally offset positive cash balances elsewhere in Jones Lang LaSalle Incorporated. In certain cases, taxes have been calculated on the basis of a group position that includes both Guarantor and Non-Guarantor Subsidiaries. In such cases, the taxes have been allocated to individual legal entities on the basis of that legal entity's pre tax income.

                                       JONES LANG LASALLE INCORPORATED
                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                          As of September 30, 2000
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------

ASSETS
------
Cash and
  cash equivalents. .    $    2,155           126        (2,546)       17,732         --           17,467
Trade receivables,
  net of allowances .            88         --           97,703       127,749         --          225,540
Other current assets.        17,530         --           22,023         5,622         --           45,175
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      assets. . . . .        19,773           126       117,180       151,103         --          288,182

Property and equipment,
 at cost, less accumu-
 lated depreciation .         1,949         --           49,904        30,877         --           82,730
Intangibles resulting
 from business acquisi-
 tions and JLW merger,
 net of accumulated
 amortization . . . .         --            --          264,368        84,203         --          348,571
Other assets, net . .         8,597         --           51,977        83,155         --          143,729
Investments in
 subsidiaries . . . .       282,290         --          283,370           141      (565,801)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  312,609           126       766,799       349,479      (565,801)      863,212
                         ==========    ==========    ==========    ==========    ==========    ==========




                                       JONES LANG LASALLE INCORPORATED
                              CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                                          As of September 30, 2000
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Accounts payable and
  accrued liabilities    $    9,802         3,742        21,028        48,067         --           82,639
Short-term borrowings         --            --            9,406         3,887         --           13,293
Other current
  liabilities . . . .       (23,175)     (295,945)      451,147        (4,361)        --          127,666
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      liabilities . .       (13,373)     (292,203)      481,581        47,593         --          223,598

Long-term liabilities:
  Credit facilities .         --          146,493         --            --            --          146,493
  Notes . . . . . . .         --          145,695           539           144         --          146,378
  Other . . . . . . .           649         --            2,389        17,732         --           20,770
                         ----------    ----------    ----------    ----------    ----------    ----------

    Total liabilities       (12,724)          (15)      484,509        65,469         --          537,239

Commitments and
 contingencies

Minority interest in
 consolidated
 subsidiaries . . . .         --            --            --              640         --              640
Stockholders' equity.       325,333           141       282,290       283,370      (565,801)      325,333
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  312,609           126       766,799       349,479      (565,801)      863,212
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
                         ==========    ==========    ==========    ==========    ==========    ==========




                                       JONES LANG LASALLE INCORPORATED
                              CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                                           As of December 31, 1999
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Accounts payable and
  accrued liabilities    $   (4,847)        --           30,516        62,588         --           88,257
Short-term borrowings       156,471         --              959         5,213         --          162,643
Other current
  liabilities . . . .      (250,272)        --          485,978       (66,487)        --          169,219
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      liabilities . .       (98,648)        --          517,453         1,314         --          420,119

Long-term liabilities:
  Credit facilities .       159,743         --            --            --            --          159,743
  Other . . . . . . .         1,155         --           (7,009)       26,267         --           20,413
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total liabilities        62,250         --          510,444        27,581         --          600,275

Commitments and
 contingencies

Minority interest in
 consolidated
 subsidiaries . . . .         --            --            --              589         --              589
Stockholders' equity.       323,936         --          357,593       348,702      (706,295)      323,936
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  386,186          --         868,037       376,872      (706,295)      924,800
                         ==========    ==========    ==========    ==========    ==========    ==========


                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                For the Three Months Ended September 30, 2000
                                              ($ in thousands)
                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . .   $     --            --          104,483       120,124         --          224,607
Equity earnings (loss)
 from subsidiaries. .        15,078         --           12,335            56       (27,469)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .        15,078         --          116,818       120,180       (27,469)      224,607

Operating expenses
 before merger related
 non-recurring charges        4,672             1        95,360        96,004         --          196,037

Merger related non-
 recurring charges. .        18,191         --               (5)            5         --           18,191
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
      (loss). . . . .        (7,785)           (1)       21,463        24,171       (27,469)       10,379

Interest expense,
 net of interest
 income . . . . . . .         2,796           (79)        5,858          (349)        --            8,226
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest. . . .       (10,581)           78        15,605        24,520       (27,469)        2,153

Net provision for
 income taxes . . . .        (5,246)           22           527        12,125         --            7,428
Minority interests
 in earnings of
 subsidiaries . . . .         --            --            --               60         --               60
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $   (5,335)           56        15,078        12,335       (27,469)       (5,335)
                         ==========    ==========    ==========    ==========    ==========    ==========


                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                For the Nine Months Ended September 30, 2000
                                              ($ in thousands)
                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . .    $    --            --          290,194       347,076         --          637,270
Equity earnings (loss)
 from subsidiaries. .        21,308         --           24,855            56       (46,219)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .        21,308         --          315,049       347,132       (46,219)      637,270

Operating expenses
 before merger related
 non-recurring charges       10,904             1       281,239       303,124         --          595,268

Merger related non-
 recurring charges. .        55,039         --              240           103         --           55,382
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
      (loss). . . . .       (44,635)           (1)       33,570        43,905       (46,219)      (13,380)

Interest expense,
 net of interest
 income . . . . . . .         7,989           (79)       14,014          (359)        --           21,565
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes and
      minority
      interest. . . .       (52,624)           78        19,556        44,264       (46,219)      (34,945)

Net provision (benefit)
 for income taxes . .       (10,824)           22        (1,752)       19,349         --            6,795
Minority interests
 in earnings of
 subsidiaries . . . .         --            --            --               60         --               60
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $  (41,800)           56        21,308        24,855       (46,219)      (41,800)
                         ==========    ==========    ==========    ==========    ==========    ==========


                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                For the Three Months Ended September 30, 1999
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . .   $     --            --           82,950       111,222         --          194,172
Equity earnings (loss)
 from subsidiaries. .       (11,995)        --           16,426         --           (4,431)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .       (11,995)        --           99,376       111,222        (4,431)      194,172

Operating expenses
 before merger related
 non-recurring charges        2,079         --           98,239        81,104         --          181,422

Merger related non-
 recurring charges. .         1,785         --           21,742         2,215         --           25,742
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
      (loss). . . . .       (15,859)        --          (20,605)       27,903        (4,431)      (12,992)

Interest expense,
 net of interest
 income . . . . . . .         1,650         --            3,260            57         --            4,967
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes. .       (17,509)        --          (23,865)       27,846        (4,431)      (17,959)

Net provision (benefit)
 for income taxes . .          (572)        --          (11,870)       11,420         --           (1,022)
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $  (16,937)        --          (11,995)       16,426        (4,431)      (16,937)
                         ==========    ==========    ==========    ==========    ==========    ==========



                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                For the Nine Months Ended September 30, 1999
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . .    $    --            --          214,733       260,004         --          474,737
Equity earnings (loss)
 from subsidiaries. .       (22,359)        --           24,833         --           (2,474)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .       (22,359)        --          239,566       260,004        (2,474)      474,737

Operating expenses
 before merger related
 non-recurring charges        8,557         --          254,411       214,184         --          477,152

Merger related non-
 recurring charges. .        82,383         --           28,359         4,630         --          115,372
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
      (loss). . . . .      (113,299)        --          (43,204)       41,190        (2,474)     (117,787)

Interest expense,
 net of interest
 income . . . . . . .         1,829         --           10,579           (96)        --           12,312
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes. .      (115,128)        --          (53,783)       41,286        (2,474)     (130,099)

Net provision (benefit)
 for income taxes . .        (5,072)        --          (31,424)       16,453         --          (20,043)
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $ (110,056)        --          (22,359)       24,833        (2,474)     (110,056)
                         ==========    ==========    ==========    ==========    ==========    ==========



                                       JONES LANG LASALLE INCORPORATED
                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                For the Nine Months Ended September 30, 2000
                                              ($ in thousands)
                                           Jones Lang
                                            LaSalle                                           Consolidated
                                          Incorporated  Jones Lang                             Jones Lang
                                           (Parent and   LaSalle     Guarantor  Non-Guarantor    LaSalle
                                           Guarantor)  Finance B.V. Subsidiaries Subsidiaries Incorporated
                                          ------------ -----------  ------------------------- ------------
Cash flows provided by
  operating activities. . . . . . . . . .   $   9,863        3,788        6,285       15,543       35,479

Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment. . . . . . . .      (1,259)       --         (16,214)     (13,333)     (30,806)
  Cash balances assumed in Jones Lang
    Wootton merger, net of cash paid
    and transaction cost. . . . . . . . .       --           --           --           --           --
  Other acquisitions and investments, net
    of cash acquired and transaction costs      --           --         (12,410)        (638)     (13,048)
  Subsidiary activity . . . . . . . . . .     309,699     (302,465)       9,410      (16,644)       --
  Investments in real estate ventures . .       --           --             909       11,234       12,143
                                           ----------   ----------   ----------   ----------   ----------
      Net cash provided by (used in)
        investing activities. . . . . . .     308,440     (302,465)     (18,305)     (19,381)     (31,711)

Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit facility. .    (316,214)     146,493        8,447       (1,326)    (162,600)
  Net proceeds from issuance of the Euro
    Notes . . . . . . . . . . . . . . . .      (2,856)     152,310        --           --         149,454
  Common stock issued under stock option
    plan and stock purchase programs. . .       3,537        --           --           --           3,537
                                           ----------   ----------   ----------   ----------   ----------
      Net cash provided by (used in)
        financing activities. . . . . . .    (315,533)     298,803        8,447       (1,326)      (9,609)
                                           ----------   ----------   ----------   ----------   ----------
Net increase (decrease) in cash
  and cash equivalents. . . . . . . . . .       2,770          126       (3,573)      (5,164)      (5,841)
Cash and cash equivalents,
  beginning of period . . . . . . . . . .        (615)       --           1,027       22,896       23,308
                                           ----------   ----------   ----------   ----------   ----------
Cash and cash equivalents, end of period.  $    2,155          126       (2,546)      17,732       17,467
                                           ==========   ==========   ==========   ==========   ==========

                                       JONES LANG LASALLE INCORPORATED
                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                For the Nine Months Ended September 30, 1999
                                              ($ in thousands)

                                           Jones Lang
                                            LaSalle                                           Consolidated
                                          Incorporated  Jones Lang                             Jones Lang
                                           (Parent and   LaSalle     Guarantor  Non-Guarantor    LaSalle
                                           Guarantor)  Finance B.V. Subsidiaries Subsidiaries Incorporated
                                          ------------ -----------  ------------------------- ------------
Cash flows provided by (used in)
 operating activities . . . . . . . . . .   $ (14,483)       --         (88,533)      38,088      (64,928)

Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment. . . . . . . .         (34)       --         (22,261)      (1,346)     (23,641)
  Cash balances assumed in Jones Lang
    Wootton merger, net of cash paid
    and transaction cost. . . . . . . . .       --           --          (8,297)     (29,078)     (37,375)
  Other acquisitions and investments, net
    of cash acquired and transaction costs      --           --          (1,000)      (2,003)      (3,003)
  Subsidiary activity . . . . . . . . . .    (113,282)       --         114,856       (1,574)        --
  Investments in real estate ventures . .       --           --          11,448        4,644       16,092
                                           ----------   ----------   ----------   ----------   ----------
      Net cash provided by (used in)
        investing activities. . . . . . .    (113,316)       --          94,746      (29,357)     (47,927)

Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit facility. .     121,537        --          (6,658)        (498)     114,381
  Common stock issued under stock option
    plan and stock purchase programs. . .       3,126        --           --           --           3,126
                                           ----------   ----------   ----------   ----------   ----------
      Net cash provided by (used in)
        financing activities. . . . . . .     124,663        --          (6,658)        (498)     117,507
                                           ----------   ----------   ----------   ----------   ----------
Net increase (decrease) in cash
  and cash equivalents. . . . . . . . . .      (3,136)       --            (445)       8,233        4,652
Cash and cash equivalents,
  beginning of period . . . . . . . . . .       1,703        --           2,160       13,078       16,941
                                           ----------   ----------   ----------   ----------   ----------
Cash and cash equivalents, end of period. $    (1,433)       --           1,715       21,311       21,593
                                           ==========   ==========   ==========   ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto for the three and nine months ended September 30, 2000, included herein, and our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999 which have been filed with the Securities and Exchange Commission as part of our Form 8-K filed August 11, 2000.

RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     Operating results in 1999 include the results of JLW effective March 1, 1999, therefore results for the nine months ended September 30, 1999 include only seven months of results for the former JLW operations.

REVENUE

     Total revenue, after elimination of intersegment revenue, increased $30.4 million, or 15.7%, to $224.6 million for the three months ended September 30, 2000 from $194.2 million for the three months ended
September 30, 1999. For the nine months ended September 30, 2000 revenues increased $162.6 million, or 34.3%, to $637.3 million from $474.7 million for the nine months ended September 30, 1999. A primary driver in the increase in the nine months ended September 30, 2000 was the inclusion of an additional two months of revenue for the former JLW operations compared to the nine months ended September 30, 1999 due to the timing of the JLW merger. For both the three months and nine months ended September 30, 2000, the Europe region of Owner and Occupier Services benefitted from significant increased transaction activity in the United Kingdom, Germany and France. Additionally, current year revenues in that region were increased by the Scandinavian JV that was established in December 1999.
The increase in the equity earnings component of total revenues of $11.4 million for the nine months ended September 30, 2000 when compared to the prior year period is primarily related to our share of the gain on sale and the performance-related fee from the partial liquidation of a French investment fund managed by the Investment Management segment. Revenues in the third quarter also include performance-related fees of $7.4 million from the Oregon Public Employees' Retirement Fund (OPERF) account following the Company's resignation from this business. The increase in revenues for the three and nine months ended September 30, 2000 were somewhat reduced in US Dollar terms due to the decline over these periods in key currencies in which Jones Lang LaSalle operates, primarily the Euro, Pound Sterling and Australian Dollar.

OPERATING EXPENSES

     Total operating expenses, after elimination of intersegment expenses and excluding the effect of merger related non-recurring charges, increased $14.6 million, or 8.0%, to $196.0 million for the three months ended September 30, 2000 as compared with $181.4 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 operating expenses increased $118.1 million, or 24.7%, to $595.3 million from $477.2 million for the nine months ended September 30, 1999. The increase for the nine month period was primarily due to the timing of the JLW merger, resulting in there being only seven months of the former JLW operations in 1999. This transaction also resulted in increases in personnel and office occupancy costs related to the global infrastructure added to support the larger size of the combined company, as well as an increase in amortization expense due to the amortization of the resulting goodwill. These increases were partially offset by decreases in operating expenses resulting from the continued success in the implementation of cost savings initiatives in the Americas region of the Owner and Occupier Services segment. The increase in operating expenses were also offset by the decline in key currencies in which Jones Lang LaSalle operates, primarily the Euro, Pound Sterling and Australian Dollar. A change in Jones Lang LaSalle's method of estimating and allocating bonus incentive compensation to interim periods has caused operating expenses to be lower by $10.3 and $19.0 million for the three and nine months ended September
30, 2000, respectively.   This change does not impact the overall
compensation cost that will be incurred during the year ended December 31, 2000, but rather the periods in which it is recognized. This change is weighted towards the Americas region of the Owner and Occupier Services segment, which is the most seasonal of the segments.

     Merger related non-recurring charges totaled $18.2 million and $55.4 million for the three and nine months ended September 30, 2000, respectively, compared to $25.7 million and $115.4 million for the three and nine months ended September 30, 1999, respectively. For both 2000 and 1999, these charges include primarily non-cash compensation expense recorded as a result of shares issued to certain former employees of JLW in connection with the merger. In 1999, merger related non-recurring charges also included $10.8 million and $33.0 million of non-recurring transition and integration costs for the three and nine months ended September 30, 1999, respectively. There were no transition and integration costs in the current year.

OPERATING INCOME

     Due to the seasonal nature of our business, Jones Lang LaSalle typically reports a loss in the first quarter, followed by rising profitability throughout the remainder of the year (see Seasonality section for further discussion). The size and timing of the equity earnings related to the French investment fund, the performance-related fees from the OPERF account resignation and the impact of the change in method of estimating and allocating bonus incentive compensation to interim periods have somewhat mitigated this seasonality in the third quarter. However, we still believe we will have significantly higher profitability in the fourth quarter than in the other quarters. Consistent with this, our operating income for the three and nine months ended September 30, 2000, excluding the effect of merger related non-recurring charges, totaled $28.6 million and $42.0 million, respectively, as compared to operating income of $12.8 for the three months ended September 30, 1999 and operating losses of $2.4 million for the nine months ended September 30, 1999. This improvement over the prior year periods is primarily due to the gain on sale and performance-related fee from the liquidation of the French investment fund, the performance-related fees from the OPERF account resignation, the positive effects of cost-saving initiatives implemented by the Americas region of Owner and Occupier Services and the change in the method of estimating and allocating bonus incentive compensation to interim periods as discussed above.

     Including the effect of the merger related non-recurring charges, the operating income for the three months ended September 30, 2000 totaled $10.4 million compared to a loss of $13.0 million for the three months ended September 30, 1999. The operating loss for the nine months ended September 30, 2000 totaled $13.4 million compared to a loss of $117.8 million for the nine months ended September 30, 1999.

PERFORMANCE OUTLOOK

     The Management Plan originally prepared by Jones Lang LaSalle for the year 2000 anticipated a 30 percent growth in net earnings per share before merger related non-recurring charges. In developing this plan, certain assumptions were made about the expected average prevailing currency exchange rates for 2000. In particular, the exchange rates for the Pound Sterling, Euro and Australian Dollar for 2000 were assumed to be $1.62, $1.04 and $0.64, respectively. In establishing these rates, management based their estimates on the current trading range at that point in time as well as the consensus viewpoint of financial institutions. Through the first nine months of 2000, these currencies have been significantly weaker than expected versus the US Dollar such that at September 30, 2000 they were trading at between eight and sixteen percent below the assumed exchange rates. This has reduced both revenues and expenses when compared to the Management Plan exchange rates. The year to date reported after tax earnings have been reduced by $2.0 million, of which $0.6 million was the impact on the third quarter. This adverse impact on the year to date earnings has been offset by the better than expected performance of the Europe Owner and Occupier Services and LaSalle Investment Management businesses. For the fourth quarter, the Company expects that the continued strength of the US Dollar together with weakness in the Asia Pacific Owner and Occupier Services business will continue to negatively impact the healthy performance of the Europe Owner and Occupier Services business relative to the original Management Plan. As a result, Jones Lang LaSalle currently expects growth of at least 25 percent in net earnings per share before merger related non-recurring charges over 1999, exclusive of the possible impact of Staff Accounting Bulletin No. 101 which is discussed in the Other Matters section below.

SEGMENT OPERATING RESULTS

     See Note 3 in Notes to Consolidated Financial Statements, included herein, for a discussion of Jones Lang LaSalle's segment reporting.

OWNER AND OCCUPIER SERVICES

     AMERICAS

     Revenue for the Americas region increased $6.8 million, or 9.2%, to $80.8 million for the three months ended September 30, 2000, as compared to $74.0 million for the three months ended September 30, 1999. The revenue growth was 13.8% to $196.6 million for the nine months ending September 30, 2000, compared to $172.7 million for the same period in 1999. The increased revenues are in part attributable to increased focus by the senior management group on growing the business in the current year as compared to the early part of 1999 when they expended significant efforts on merger and integration issues. The region has benefitted from an increased volume of leasing transactions completed by the Leasing and Management and Tenant Representation units, and an increased number of projects in process by the Project Development unit. These revenue gains were partially offset by reduced performance fees generated by the Capital Markets unit as compared to the prior year period, as well as a reduction in the number of investment dispositions performed.

     In July 2000, Jones Lang LaSalle exercised its option to repurchase LPI Service Corporation, effective January 1, 2000. Pursuant to the agreement, the Americas results for the three and nine months ended September 30, 2000 include the results of operations of LPI Service Corporation for the nine months ended September 30, 2000. Approximately $4.0 million of revenues related to LPI Service Corporation are included in the Americas revenue for the three and nine months ended September 30, 2000.

     Operating expenses for the Americas region increased by $4.1 million to $71.1 million for the three months ended September 30, 2000 from $67.0 million for the three months ended September 30, 1999. Operating expenses increased $3.7 million to $198.3 million for the nine months ended September 30, 2000, from $194.6 million for the same period in 1999. The Americas region has experienced increased compensation levels resulting from annual performance evaluations, increased headcount generally as a result of higher transaction volumes and new client engagements, as well as higher office occupancy costs associated with the increased capacity needs resulting from the merger with JLW and increased personnel levels. As discussed above, the Americas results include for the first time the operations of the recently acquired LPI Service Corporation for the nine months ended September 20, 2000. For the three and nine months ended September 30, 2000, the Americas region has included $2.0 million in operating expenses related to the operations of LPI Service Corporation. The increased costs in the Americas region were offset by the change in the method of estimating and allocating bonus incentive compensation to interim periods, as well as the cost reduction program initiated during the second half of 1999, and further expanded through early 2000.

     EUROPE

     Revenue for the Europe region totaled $79.4 million for the three months ended September 30, 2000, as compared to $67.8 million for the three months ended September 30, 1999, an increase of 17.1%. This increase is due primarily to continued strong activity in the UK, Germany and France in the current period. The revenue of the Europe region for the nine months ended September 30, 2000 was $251.1 million, as compared to $163.6 million for the nine months ended September 30, 1999. This increase was a result of the strong broad based business activity, together with the timing of the JLW merger. Also, contributing to the increase was our property management venture with Skandia Fastighet AB, the real estate subsidiary of Sweden's leading insurance company which became operational January 1, 2000. This 55% owned venture, which is consolidated in these financial statements, established Jones Lang LaSalle as one of the leading real estate services firms in the Nordic region. The effect of a strong transaction flow was partially offset by a weakening of the Euro and the British Pound against the US dollar in both the three and nine month periods ended September 30, 2000, as compared to the prior year period.

     Operating expenses for the region were $67.5 million for the three months ended September 30, 2000, as compared to $67.6 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, operating expenses increased $75.2 million to $227.2 million from $152.0 million. The increase in the nine month period is in part due to the timing of the JLW merger, and the associated amortization of goodwill. In addition, the year-to-date increase resulted from higher personnel and office occupancy costs related to infrastructure and personnel added in the latter half of 1999 in anticipation of strong business prospects throughout Europe. Incentive compensation was also increased by the strong performance of the region. These increased costs were somewhat offset by the weakening of the Euro and British Pound discussed above.

     ASIA PACIFIC

     Revenue for the Asia Pacific region totaled $31.6 million and $95.4 million for the three and nine months ended September 30, 2000, respectively. This compares to $31.7 million and $74.8 million for the three and nine months ended September 30, 1999. The increase year-to-date was due primarily to the timing of the JLW merger as this was substantially a new segment post merger. Australia, a key market in the Asia Pacific region saw a slow down in activity in the third quarter as the introduction of a Goods and Services Tax ("GST") effective July 1, 2000, pulled transactions into the first half of the year that otherwise would have taken place later in the year. Transaction activity was also reduced as a result of the Summer Olympics taking place in Australia during the third quarter. The continued weakening of the Australian currency relative to the US Dollar has also contributed to a lower reported US Dollar revenue number. The impact of the declining exchange rate has been to reduce revenues by $1.7 million and $3.6 million for the three and nine month periods, respectively, when compared to the rates in effect during the same periods last year. Despite these factors Australasia has experienced strong activity in its Agency Leasing, Property Management and Residential units. Asia's real estate activity continues to be boosted by a gradual economic recovery within the Asian markets. However, conditions vary from country to country, and the benefits from the recovery in Hong Kong, Singapore and Shanghai were partially offset by the stagnant market conditions in other areas of Asia, particularly Thailand and Indonesia. The region also saw revenue growth from the expanded operations in Japan and India.

     Operating expenses for Asia Pacific totaled $33.4 million for the three months ended September 30, 2000, as compared to $28.2 million for the three months ended September 30, 1999. For the nine months ended
September 30, 2000, operating expenses were $98.1 million as compared to $71.6 million for the comparable period in 1999. The increase in the nine month period is primarily a result of the timing of the JLW merger, and the associated amortization of goodwill. These expenses mainly represent personnel costs and office occupancy costs, and the increases are in part due to added infrastructure to support the needs of public company reporting and enhanced technology support. The Australian business also incurred costs in the second quarter associated with preparing the business for the introduction of GST. Operating expenses for the Asia Pacific region have also increased due to the implementation of a new infrastructure to support the long-term growth potential for this region. These increases were partially offset by the change in the method of estimating and allocating bonus incentive compensation to interim periods discussed above. Additionally, the weakening of the Australian Dollar, discussed above, has reduced operating expenses by $1.8 million and $3.6 million for the three and nine months ended September 30, 2000, respectively.

HOTEL SERVICES

     Hotel Services had total revenue of $2.8 million for the three months ended September 30, 2000, as compared to $3.7 million for the three months ended September 30, 1999 a decrease of 24.3%. This decrease is attributable to the timing of transactions that are now expected to close in the fourth quarter. Revenues increased from $7.8 million for the nine months ended September 30, 1999 to $10.5 million for the nine months ended September 30, 2000. This increase was a result of the timing of the JLW merger which resulted in an additional two months of revenue in the current year, as well as strong activity in both the Europe and Americas hotel markets in the first six months of 2000. This activity was partially the result of transactions which closed in the first six months of 2000, that were delayed from closing in the fourth quarter of 1999 as originally expected.

     Operating expenses for the segment remained flat at $3.2 million for the three months ended September 30, 2000 and 1999. For the nine months ended September 30, 2000, operating expenses were $10.5 million which was a $2.7 million increase on the prior year period when expenses were $7.8 million. These expenses mainly represent personnel costs and office occupancy costs. The increase is primarily related to the timing of the merger with JLW.

INVESTMENT MANAGEMENT

     Investment Management revenue increased $11.9 million, or 64.0%, to $30.5 million for the three months ended September 30, 2000 from $18.6 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, Investment Management revenue increased $26.8 million, or 46.4%, to $84.5 million from $57.7 million for the nine months ended September 30, 1999. The increase for the nine months ended
September 30, 2000, is primarily attributable to the equity earnings recognized in relation to our share of the gain on sale and the performance-related fee from the partial liquidation of the segment's French investment fund. This fund was structured in such a manner that the performance incentive fee is received as a preferred distribution of earnings. Consequently, for financial reporting purposes, the fee is classified as equity earnings rather than advisory fees. Revenue for the three months ended September 30, 2000 include performance-related fees of $7.4 million from the OPERF account following the Company's resignation from this business. There have also been increased advisory fees and equity earnings from growth in funds launched during the fourth quarter of 1999.

     Operating expenses increased $4.2 million, or 24.7%, to $21.2 million for the three months ended September 30, 2000, as compared with $17.0 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, operating expenses increased $9.0 million, or 17.0%, to $61.9 million from $52.9 million for the nine months ended September 30, 2000. The increases are primarily attributable to an increase in personnel and office occupancy costs related to new hires for various new product launches together with increased incentive compensation consistent with performance.

INTEREST EXPENSE

     Interest expense, net of interest income, increased $3.2 million to $8.2 million for the three months ended September 30, 2000, and $9.3 million to $21.6 million for the nine months ended September 30, 2000 from the prior year periods. This increase is a result of the higher average level of borrowings outstanding on the credit facilities, higher interest rates and increased borrowing spreads for both periods as compared to the prior year. The larger outstanding borrowings were driven by higher working capital needs, primarily for the payment of bonuses during the first quarter of 2000, and the payment of integration and transition expenses related to the JLW merger. The effective interest rate on outstanding debt was 8.8% and 8.4% for the three and nine months ended September 30, 2000, respectively, as compared to 6.2% and 6.0% for the three and nine months ended September 30, 1999, respectively. Interest expense is expected to be significantly higher in 2000 than in 1999 as a result of an increase in the average level of borrowings outstanding, generally increasing interest rates and borrowing spreads.

     On July 26, 2000, Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly-owned subsidiary of Jones Lang LaSalle, issued 9%
Senior Notes with an aggregate principal amount of Euro 165 million, due 2007 (the "Euro Notes"). The fixed interest rate of 9% through 2007 will serve, in part, to stabilize interest expense.

PROVISION FOR INCOME TAXES

     The provision for income taxes was $7.4 million for the three months ended September 30, 2000 as compared to a benefit of $1.0 million for the three months ended September 30, 1999. The provision for income taxes was $6.8 million for the nine months ended September 30, 2000 as compared to a benefit of $20.0 million for the nine months ended September 30, 1999. This is primarily attributable to the move to profitability of our operations before income taxes, exclusive of the compensation expense associated with the issuance of shares to former JLW employees in connec-tion with the merger. This compensation expense is largely nondeductible for tax purposes. Excluding the impact of merger related non-recurring charges, the effective tax rate on recurring operations was 38.0% for the three and nine months ended September 30, 2000 and 1999.

NET INCOME/LOSS

     Net income, excluding the effect of merger related non-recurring charges, was $12.6 million for the three months ended September 30, 2000 as compared to net income of $4.8 million for the three months ended
September 30, 1999, an increase of $7.8 million. For the nine months ending September 30, 2000, net income excluding the effect of merger related non-recurring charges was $12.6 million as compared to a net loss of $9.1 million in the prior year.

     Including the effect of the merger related non-recurring charges, the net loss for the three and nine months ended September 30, 2000 was $5.3 million and $41.8 million, respectively. This compares to net losses of $16.9 million and $110.1 million for the three and nine months ended September 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, Jones Lang LaSalle has financed its operations, acquisitions and co-investment activities with internally generated funds, the common stock of Jones Lang LaSalle and borrowings under its credit facilities. During the first half of 2000, Jones Lang LaSalle had increased its unsecured credit agreement from $380.0 million to $425.0 million, through the addition of five banks to its credit group. This was comprised of a $250.0 million revolving facility maturing in October 2002 and a $175.0 million term facility, which was scheduled to mature on October 15, 2000. On July 26, 2000, Jones Lang LaSalle closed its offering of the Euro Notes, receiving net proceeds of $149.5 million which were used to paydown the term facility. On August 29, 2000, the remaining borrowings under the term facility were fully repaid using proceeds from the revolving credit facility and the term facility was terminated.

     As of September 30, 2000, Jones Lang LaSalle had $250 million available under the revolving credit facility for working capital needs, investments and acquisitions, Jones Lang LaSalle also had the Euro Notes of Euro 165 million and the ability to borrow up to $50 million under local overdraft facilities. As of September 30, 2000 there was $145.7 million outstanding under the revolving credit facility, Euro 165 million, which equated to $146.4 US dollars, of borrowings under the Euro Notes, and short-term borrowings of $13.3 million.

     The revolving credit facility and the Euro Notes (the "Facilities") are guaranteed by certain of Jones Lang LaSalle's subsidiaries. With respect to the revolving credit facility, Jones Lang LaSalle must maintain a certain level of consolidated net worth and a ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"). Jones Lang LaSalle must also meet a minimum interest coverage ratio and minimum liquidity ratio. Additionally, Jones Lang LaSalle is restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of its assets. Lender approval is required for certain levels of co-investment. The revolving credit facility bears variable rates of interest based on market rates. Jones Lang LaSalle sometimes uses interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate. The effective interest rate on the Facilities was 8.4% for the nine months ended September 30, 2000, including the effect of interest rate swap agreements. As of September 30, 2000, Jones Lang LaSalle had no interest rate swap agreements outstanding.

     Jones Lang LaSalle has additional access to liquidity via various interest-bearing overdraft facilities and short-term credit facilities of subsidiaries in Europe and Asia Pacific. The aggregate amount available under these facilities is approximately $34.9 million, of which $7.2 million was outstanding as of September 30, 2000.

     Management believes that the revolving credit facility, together with the Euro Notes, local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet working capital requirements.

     During the nine months ended September 30, 2000, cash flows provided by operating activities totaled $35.5 million compared to cash flows used of $64.9 million for the nine months ended September 30, 1999. The source of cash is primarily the result of the significant improvement in the cash operating earnings of the business and improved working capital management.

     Jones Lang LaSalle expects to continue to pursue co-investment opportunities with investment management clients for which the holding period typically ranges from three to seven years. While this program remains very important to the continued growth of the Investment Management segment, the future commitment to co-investment is completely discretionary (other than with respect to the $21.0 million of commitments discussed below) and can be increased or decreased based on the availability of capital and other factors. The performance of the Investment Management segment would likely be negatively impacted if a substantial decrease in co-investment activity were to occur. Management anticipates that co-investment activity within the Americas and Europe regions will continue, with probable expansion into Asia Pacific, as appropriate opportunities arise. This strategy should serve to grow the assets under management, generate returns on investment and create potential opportunities to provide other services. Such co-investments are generally represented by non-controlling general partner, limited partner and limited liability company interests. In addition to a share of investment returns, Jones Lang LaSalle typically earns investment management fees, and in some cases, property management, leasing, financing and disposition fees, on these investments. The equity earnings from these co-investments have historically had a relatively small impact on current earnings and cash flow. However, increased investment participation and changes in the structure of underlying performance fees could increase fluctuations in net earnings and cash flow as a result of the timing and magnitude of the gains or losses and potential performance fees, if any, to be recognized upon the disposition of these assets. Jones Lang LaSalle generally does not have complete discretion to control the timing of the disposition of such investments. Significant equity earnings have been recorded in 2000 relating to the disposition of the French investment fund of which $10.4 million was recognized in the nine months ended September 30, 2000 with $0.7 million of this being recognized in the third quarter. As of September 30, 2000, there were total investments of $71.4 million in 29 separate property or fund co-investments with additional capital commitments of $21.0 million for future fundings of co-investments.

     Capital expenditures are anticipated to be approximately $40.0 million for 2000, of which $30.8 million was spent in the nine months ended September 30, 2000. These 2000 expenditures are associated primarily with the ongoing improvements to Jones Lang LaSalle's computer hardware and information systems, including the implementation of global reporting and communication systems, office renewals and expansions and the scheduled replacement of fleet cars primarily within the European countries.

     Net cash used in investing activities was $31.7 million for the nine months ended September 30, 2000 compared with $47.9 million for the nine months ended September 30, 1999. The decreased use of cash is primarily attributable to the net cash paid in connection with the JLW merger in the first nine months of 1999 of $37.4 million and the distributions from the French property co-investment in the first nine months of the current year.

This is partially offset by the increased capital needs since the merger with JLW for upgrades and improvements to information systems and computer hardware and by investments in E-Commerce initiatives of $12.4 million during the nine months ended September 30, 2000.

     Net cash used in financing activities of $9.6 million for the nine months ended September 30, 2000 was comprised primarily of repayments of borrowings under credit facilities, net of proceeds from borrowings under credit facilities and issuance of the Notes, of $13.1 million. Repayments of borrowings under the credit facility were funded by cash flows from operations. Cash flows provided by financing activities of $117.5 million for the nine months ended September 30, 1999 were primarily composed of borrowings under credit facilities, net of repayments, of $114.4 million to fund the payment of transaction costs and integration and transition expenses related to the JLW merger and the acquisition of COMPASS.

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

     During December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on various revenue recognition matters. Jones Lang LaSalle had intended to adopt the provisions of SAB 101 related to how we understood the SEC staff believed it applied to revenue recognition on second half lease commissions. Historically, Jones Lang LaSalle and certain other real estate service companies have recorded the full amount of lease commissions as revenue upon the completion of leasing services and the closing of the transaction, when invoicing for a portion of the commission was to be delayed until actual tenant occupancy. This policy was based upon the fact that Jones Lang LaSalle had fulfilled all of its contractual obligations and the likelihood of the tenant defaulting under the lease was extremely remote. Jones Lang LaSalle understood that the SEC staff believed that under SAB 101, such lease commission revenue should be deferred until the parties to the lease contract have fulfilled their respective obligations.
However, in late June, the SEC issued an amendment to SAB 101 that permitted companies to delay implementation until the fourth quarter of 2000 while the SEC sought to provide increased interpretive guidance. In late October of 2000, the SEC issued additional interpretive guidance. Until Jones Lang LaSalle has thoroughly reviewed this new guidance, it believes that it is prudent to delay implementation while it determines how it should be applied. Therefore, SAB 101 will be adopted by Jones Lang LaSalle in the fourth quarter of 2000.

     Jones Lang LaSalle has reviewed the impact of modifying its revenue recognition policy in accordance with its original understanding of the SEC's interpretation of SAB 101. If SAB 101 had been adopted in this manner in the third quarter, a cumulative catch up adjustment for a change in accounting principle effective as of January 1, 2000 would have been recorded. This would have been reflected by a one-time, after-tax non-cash charge of $13.9 million (net of taxes of $8.4 million) to defer commission revenue where the contractual right to invoice was contingent on the occupancy of the leased space by the tenant. Thereafter, Jones Lang LaSalle would recognize the revenue associated with those remaining commissions generally at the time the tenant occupies the leased space.

     This change in accounting policy will not impact the timing or amount of cash flows or the amount of earnings the company will ultimately recognize. The one-time after-tax charge will be recognized as earnings in future periods when the revenue is recognized. The net impact of the revised revenue recognition policy on the first quarter of 2000 would have been to reduce the net loss before cumulative change in accounting principle by $2.1 million. The net reduction of loss of $2.1 million for the first quarter includes both the recognition of $3.6 million of revenues which were included as part of the one-time charge and the reversal of $1.5 million of revenues which would not have been recognized in the first quarter. The impact on the second quarter would have been to increase the net loss before cumulative change in accounting principle by $1.0 million. The net increase in losses of $1.0 million for the second quarter includes both the recognition of $3.2 million of revenues which were included as part of the one-time charge and the reversal of $4.2 million of revenues which would not have been recognized in the second quarter. The impact on the third quarter would have been to increase the net loss before cumulative change in accounting principle by $1.1 million. The net increase in losses of $1.1 million for the third quarter includes both the recognition of $4.1 million of revenues which were included as part of the one-time charge and the reversal of $5.2 million of revenues which would not have been recognized in the third quarter. Therefore, the adoption of SAB 101 as of January 1, 2000 would have had no impact on the net loss before cumulative change in accounting principle for the nine months ended September 30, 2000. Although there was no net impact on losses for the nine months, this net amount includes both the recognition of $10.9 million of revenues which were included as part of the one-time charge and the reversal of $10.9 million of revenues which would not have been recognized during the nine month period.

     It is not possible at this time to estimate the potential impact on the full year 2000 net loss before cumulative change in accounting principle, but management believes that it may increase the net loss by up to $5 million. This will be dependent upon the mix and timing of revenues together with the underlying contractual terms of our customer contracts.

     Management believes that a change in accounting policy related to SAB 101 would help to reduce the seasonality in the financial performance reported by Jones Lang LaSalle by shifting some lease commission revenue out of the fourth quarter and into other quarters.

E-COMMERCE INITIATIVES

     Through the first nine months of 2000, Jones Lang LaSalle has evaluated a number of e-business opportunities. On April 26, 2000, Jones Lang LaSalle announced the formation of Octane, an e-commerce alliance with two other leading U.S. real estate services firms. This alliance will develop e-business solutions for the real estate services industry and will focus on procurement, transactions, support services and other business-to-business activities. On May 5, 2000, Jones Lang LaSalle announced its intent to join eleven other leading North American real estate firms to form Constellation, a real estate e-business company. This company will form, incubate and sponsor real estate-related Internet, e-commerce and broadband enterprises; acquire interests in existing leading companies on a synergistic basis; and act as an opportunistic consolidator across property sectors in the emerging real estate technology area. On June 29, 2000, Jones Lang LaSalle announced that together with two other leading international property services firms and an international business to business publisher, it would be developing a pan-European commercial property listings, information and data research portal. The venture will be an unaffiliated, independently managed company with its own brand and may ultimately include other content and technology partners. On April 26, 2000, Jones Lang LaSalle announced its involvement in a consortium to develop a property "vortal" (a vertically integrated portal) called propbuzz.com. Propbuzz.com will be a one-stop complete property resource portal with a wide range of residential and commercial property listings, current property transacted prices, premier research information and a whole host of supporting services in the property transaction chain. The final terms and conditions of the agreements related to these ventures are currently being negotiated.

     On July 12, 2000, it was announced that Jones Lang LaSalle together with two other leading U.S. real estate services firms had participated in a $30 million preferred stock financing for SiteStuff.com, Inc., an e-marketplace for owners and operators of commercial and multi-family real estate properties. On July 19, 2000, Jones Lang LaSalle funded its $10.0 million participation. Through SiteStuff, Jones Lang LaSalle has the ability to aggregate the purchase of property management maintenance, repair and operations products and services for the benefit of clients in the U.S. Jones Lang LaSalle intends to reduce its interest in SiteStuff through the introduction of additional partners before year end. We will continue to seek additional e-commerce opportunities which enhance our product and service offerings.

     All investments in E-Commerce initiatives are accounted for under the cost method.

     Jones Lang LaSalle expects to commit between $20 and $30 million through 2001 for our e-commerce initiatives, including commitments already made in connection with the five ventures described above.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

     Jones Lang LaSalle is exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and to fund capital expenditures, acquisitions, co-investments and operations. Jones Lang LaSalle's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, Jones Lang LaSalle historically has borrowed at variable rates and has entered into derivative financial instruments such as interest rate swap agreements when appropriate. Jones Lang LaSalle does not enter into derivative or interest rate transactions for trading or speculative purposes. As of September 30, 2000, Jones Lang LaSalle had no interest rate swap agreements outstanding. Given that the Euro Notes will be a substantial portion of the outstanding debt and carry a fixed rate of interest, Jones Lang LaSalle's exposure to interest rate changes will be reduced from its historical exposure.

     The carrying value of the debt approximates its fair value. As of September 30, 2000, the outstanding borrowings on the revolving credit facility were $146.5 million. As of September 30, 2000, the US dollar equivalent of the Euro Notes was $145.7 million. The revolving credit facility bears variable rates of interest based on market rates.
The effective interest rate on outstanding debt was 8.8% and 8.4% for the three and nine months ended September 30, 2000, including the effect of interest rate swap agreements.

FOREIGN CURRENCY RISK

     Jones Lang LaSalle's reporting currency is the U.S. dollar. Business is transacted in various other currencies. The financial statements of subsidiaries outside the United States, except those located in highly inflationary economies, are generally measured using the local currency as the functional currency. As a result, fluctuations in the U.S. dollar relative to the other currencies in which earnings are generated can impact Jones Lang LaSalle's business, operating results and financial condition as reported in U.S. dollars. For both the three and nine months ended September 30, 2000 (excluding the effect of merger related non-recurring stock compensation expense) Jones Lang LaSalle reported net income of $12.6 million. For the three months ended September 30, 2000, net income of $7.6 million was attributable to operations having U.S. dollars as their functional currency and $5.0 million was attributable to operations having other functional currencies. For the nine months ended September 30, 2000, net losses of $4.9 million were attributable to operations having U.S. dollars as their functional currency and net income of $17.5 million was attributable to operations having other functional currencies. Revenues and expenses are primarily earned and incurred in the currency of the location where the operations generating the revenues and expenses have occurred, thereby limiting exposure to exchange rate fluctuations to some extent.

     On a limited basis, Jones Lang LaSalle enters into forward foreign currency exchange contracts to manage currency risks and reduce exposure resulting from fluctuations in the designated foreign currency associated with existing commitments, assets or liabilities. As a means of hedging intercompany financing, at September 30, 2000, Jones Lang LaSalle had forward exchange contracts in effect with a notional value of approximately $63.0 million with a market value and carrying value of $0.2 million.
Jones Lang LaSalle does not enter into forward foreign currency exchange contracts for trading or speculative purposes.

DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of September 30, 2000, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.



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


     ITEM 5. OTHER MATTERS

     INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 1999 in Item 1. "Business," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," and elsewhere, in this Quarterly Report on Form 10-Q in
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 3 "Quantitative and Qualitative Disclosure about Market Risk" and elsewhere, and in other reports filed with the Securities and Exchange Commission. Jones Lang LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.


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



                              JONES LANG LASALLE INCORPORATED




Dated:  November 14, 2000     BY:  /S/ WILLIAM E. SULLIVAN
                                   ------------------------------
                                   William E. Sullivan
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Authorized Officer and
                                   Principal Financial Officer)

EXHIBIT INDEX


Exhibit
Number                      Description
-------                     -----------

27.1                        Financial Data Schedule.

99 Press release issued by Jones Lang LaSalle on October 31, 2000.