Form 10-K/A
period 1999-12-31
JONES LANG LASALLE INC
filed 2000-12-26
CIK 1037976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K/A

                               AMENDMENT NO. 1

              Filed pursuant to Section 12, 13, or 15(d) of the
                       Securities Exchange Act of 1934

For the fiscal year ended
December 31, 1999                        Commission File Number 1-13145

                       JONES LANG LASALLE INCORPORATED
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Maryland                             36-4150422
      -----------------------       ------------------------------------
      (State of organization)       (I.R.S. Employer Identification No.)


  200 East Randolph Drive, Chicago, IL                   60601
  ---------------------------------------              ----------
  (Address of principal executive office)              (Zip Code)


     The Annual Report on Form 10-K of Jones Lang LaSalle Incorporated for the fiscal year ended December 31, 1999 (the "1999 Form 10-K") is being amended by this Form 10-K/A (1) to revise Item 6 - Selected Financial Data by removing the line items "Total operating expenses before merger related non-recurring charges" and "Merger related non-recurring charges," from the Statement of Operations Data (2) to revise the Consolidated Statements of Earnings and Comprehensive Income contained in Item 8 -Financial Statements and Supplementary Data by removing the line items "Total operating expenses before merger related non-recurring charges" and "Total merger related non-recurring charges" and (3) to revise footnote 3 in the financial statements contained in Item 8 - Financial Statements and Supplementary Data by adding additional information relating to integration and transition expenses.

     No other changes to the 1999 Form 10-K have been made.

     The undersigned registrant hereby amends the following section of its Report for the year ended December 31, 1999 on Form 10-K as set forth in the pages attached hereto:

      PART II -

      Item 6.     Selected Financial Data - Pages 23 through 29

      Item 8.     Financial Statements and Supplementary Data -
                  Pages 45 through 85

      EXHIBIT -

      EXHIBIT 23.1

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        JONES LANG LASALLE INCORPORATED

                        /S/ WILLIAM E. SULLIVAN
                        ----------------------------------
                        By:   William E. Sullivan
                              Executive Vice President
                              and Chief Financial Officer
                              (Authorized Officer and
                              Principal Financial Officer)
Dated:  December 26, 2000

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)

     The following table sets forth summary historical consolidated financial data for Jones Lang LaSalle.  The information should be read in conjunction with Jones Lang LaSalle's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                         Year Ended December 31,
             -----------------------------------------------------------------------------------------------------
                                                                       1999        1998
                                                                     Adjusted    Adjusted       1997        1996
                                                                     Pro Forma  Pro Forma     Pro Forma   Pro Forma
              1999        1998       1997        1996       1995        (1)        (2)           (3)         (3)
           ----------   --------- ----------  ---------  ---------- ----------  ----------   ----------  ----------
                                              (in thousands, except share data)
Statement
 of Opera-
 tions Data:
  Total
   revenue
    (4). . . .$  755,439  304,464    224,773    159,453     138,618    813,899    848,325      232,984     189,398
           ----------   --------- ----------  ---------  ---------- ---------- ----------   ----------  ----------
Operating
 income
 (loss). . . .(71,303)     37,842     35,114     26,901      20,116    (88,087)   (76,121)      34,651      30,177
Interest
 expense . . . 18,211       4,153      3,995      5,730       3,806     18,118     14,736        1,000       1,075
           ----------   --------- ----------  ---------  ---------- ---------- ----------   ----------  ----------




                                                         Year Ended December 31,
             -----------------------------------------------------------------------------------------------------
                                                                       1999        1998
                                                                     Adjusted    Adjusted       1997        1996
                                                                     Pro Forma  Pro Forma     Pro Forma   Pro Forma
              1999        1998       1997        1996       1995        (1)        (2)           (3)         (3)
           ----------   --------- ----------  ---------  ---------- ----------  ----------   ----------  ----------
                                              (in thousands, except share data)

Earnings (loss)
 before pro-
 vision for
 income
 taxes . . . .(89,514)     33,689     31,119     21,171      16,310   (106,205)   (90,857)      33,651      29,102
Net provision
 for income
 taxes . . . .  5,328      13,224      5,279      1,207         505      2,065     16,850       12,956      11,204
           ----------   --------- ----------  ---------  ---------- ---------- ----------   ----------  ----------
Net earnings
 (loss). . . .$  (94,842)  20,465     25,840     19,964      15,805   (108,253)  (108,365)      20,695      17,898
           ==========  ========== ========== ==========  ========== ========== ==========   ==========  ==========

Adjustments
 (1) (2):
 Merger re-
  lated non-
  recurring
  charges. . .                                                         160,528    163,504
 Tax benefit
  associated
  with merger
  related non-
  recurring
  charges. . .                                                         (20,004)   (10,877)
           ----------  ---------- ---------------------  ---------- ---------- ----------   ----------  ----------
Adjusted
 net earn-
 ings (1)(2) .                                                          32,271     44,262       20,695      17,898
           ==========  ========== ========== ==========  ========== ========== ==========   ==========  ==========





                                                         Year Ended December 31,
             -----------------------------------------------------------------------------------------------------
                                                                       1999        1998
                                                                     Adjusted    Adjusted       1997        1996
                                                                     Pro Forma  Pro Forma     Pro Forma   Pro Forma
              1999        1998       1997        1996       1995        (1)        (2)           (3)         (3)
           ----------   --------- ----------  ---------  ---------- ----------  ----------   ----------  ----------
                                              (in thousands, except share data)

Basic
 earnings
 (loss) per
 common                                (5)                                                       (6)         (6)
 share . . . .$    (4.20)    1.26       1.50                                                      1.28        1.10
           ==========  ========== ==========                                                ==========  ==========
Basic
 weighted
 average
 shares
 outstand-
 ing . . . . .22,607,35016,215,47816,200,000                        30,144,521 30,469,594   16,200,000  16,200,000
           ==========  ========== ==========                       =========== ==========   ==========  ==========
Diluted
 earnings
 (loss) per
 common                                (5)                                                       (6)         (6)
 share . . . .$    (4.20)    1.25       1.49                                                      1.27        1.10
           ==========  ========== ==========                                                ==========  ==========
Diluted
 weighted
 average
 shares
 outstand-
 ing . . . . .22,607,35016,387,72116,329,613                        30,298,332 30,644,227   16,329,555  16,329,555
           ==========  ========== ==========                       =========== ==========   ==========  ==========




                                                         Year Ended December 31,
             -----------------------------------------------------------------------------------------------------
                                                                       1999        1998
                                                                     Adjusted    Adjusted       1997        1996
                                                                     Pro Forma  Pro Forma     Pro Forma   Pro Forma
              1999        1998       1997        1996       1995        (1)        (2)           (3)         (3)
           ----------   --------- ----------  ---------  ---------- ----------  ----------   ----------  ----------
                                              (in thousands, except share data)

Other Data:
Adjusted
 EBITDA
  (7). . . . .$  116,774   61,318     44,207     32,317      24,356    112,164    123,800       44,407      37,624

Cash flows
 provided by
 (used in):
 Operating
  activi-
  ties . . . .$  (32,766)  19,238     40,577     13,964      13,553     29,114     83,658       33,027      13,646

 Investing
  activi-
  ties . . . .(67,143)   (235,365)   (14,126)   (32,478)     (5,706)  (108,463)  (318,467)     (14,367)    (31,852)

 Financing
  activi-
  ties . . . .106,717     202,377     (3,128)    17,189     (12,365)   110,051    209,011      (10,996)     37,605

Investments
 under
 management
 (8) . . . . .21,500,00014,200,00014,700,000 15,200,000  11,500,000 21,500,000 20,300,000   14,700,000  15,200,000
Square feet
 under manage-
 ment-Corporate
 Property
 Services
 (9) . . . . .250,000     188,000     98,900     66,700      66,700    250,000    220,000       98,900      97,500
Total square
 feet under
 management
 (10). . . . .700,000     400,500    202,700    131,600     125,700    700,000    650,000      202,700     200,000
           ==========  ========== ==========  ==========  ========= ========== ==========   ==========  ==========




                                                         Year Ended December 31,
             -----------------------------------------------------------------------------------------------------
                                                                       1999        1998
                                                                     Adjusted    Adjusted       1997        1996
                                                                     Pro Forma  Pro Forma     Pro Forma   Pro Forma
              1999        1998       1997        1996       1995        (1)        (2)           (3)         (3)
           ----------   --------- ----------  ---------  ---------- ----------  ----------   ----------  ----------
                                              (in thousands, except share data)

Balance
 Sheet
 Data:

Cash and
 cash equi-
 valents . . .$   23,308   16,941     30,660      7,207       8,322

Total
 assets. . . .924,800     490,921    219,887    156,614     115,001

Long-term
 debt. . . . .159,743     202,923      --        55,551      40,805

Total
 liabil-
 ities . . . .600,275     321,349     72,990    132,367     100,004

Total
 partners'
 capital/
 stockholders'
 equity. . . .323,936     169,572    146,897     24,247      14,997







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

                                           JONES LANG LASALLE INCORPORATED

                                         CONSOLIDATED STATEMENTS OF EARNINGS

                                    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                         ($ in thousands, except share data)
                                                                 1999             1998             1997 (1)
                                                            ------------      ------------      ------------
Revenue:
  Fee based services . . . . . . . . . . . . . . . . .          $736,042           298,296           219,911
  Equity in earnings from unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . .             6,218             3,911             3,238
  Gain on sale of business . . . . . . . . . . . . . .             7,502             --                --
  Other income . . . . . . . . . . . . . . . . . . . .             5,677             2,257             1,624
                                                                --------          --------          --------
        Total revenue. . . . . . . . . . . . . . . . .           755,439           304,464           224,773

Operating expenses:
  Compensation and benefits. . . . . . . . . . . . . .           477,658           172,982           123,281
  Operating, administrative and other. . . . . . . . .           161,007            70,164            57,285
  Depreciation and amortization. . . . . . . . . . . .            36,676            13,455             9,093
Merger related non-recurring charges:
  Stock compensation expense . . . . . . . . . . . . .           101,579             --                --
  Integration and transition expenses. . . . . . . . .            49,822            10,021             --
                                                                --------          --------          --------

        Total operating expenses . . . . . . . . . . .           826,742           266,622           189,659

  Operating income (loss). . . . . . . . . . . . . . .           (71,303)           37,842            35,114
Interest expense, net of interest income . . . . . . .            18,211             4,153             3,995
                                                                --------          --------          --------
  Earnings (loss) before provision
    for income taxes . . . . . . . . . . . . . . . . .           (89,514)           33,689            31,119
Net provision for income taxes . . . . . . . . . . . .             5,328            13,224             5,279
                                                                --------          --------          --------
Net earnings (loss). . . . . . . . . . . . . . . . . .          $(94,842)           20,465            25,840
                                                                ========          ========          ========
Other comprehensive income, net of tax:
  Foreign currency translation adjustments . . . . . .                23               444              (469)
                                                                --------          --------          --------
          Comprehensive income (loss). . . . . . . . .          $(94,819)           20,909            25,371
                                                                ========          ========          ========




                                           JONES LANG LASALLE INCORPORATED

                                   CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED





                                                                 1999              1998            1997 (1)
                                                            ------------      ------------      ------------

Basic earnings (loss) per common share . . . . . . . .        $    (4.20)             1.26              1.50
                                                              ==========        ==========        ==========

Basic weighted average shares outstanding. . . . . . .        22,607,350        16,215,478        16,200,000
                                                              ==========        ==========        ==========

Diluted earnings (loss) per common share . . . . . . .        $    (4.20)             1.25              1.49
                                                              ==========        ==========        ==========

Diluted weighted average shares outstanding. . . . . .        22,607,350        16,387,721        16,329,613
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

                       JONES LANG LASALLE INCORPORATED

     MERGER RELATED INTEGRATION AND TRANSACTION EXPENSES

     As a result of the acquisition of Compass in late 1998 and the JLW merger in 1999, Jones Lang LaSalle has incurred substantial non-recurring integration and transition expenses. These expenses can be grouped into the following categories:

                                           Twelve Months
                                              Ended
                                           December 31,
                                               1999
                                           ------------


Severance and Other Payroll Costs          24.7 million

Marketing and Branding Initiatives          8.7 million

Professional Fees                           7.9 million

Travel/Meeting Costs                        4.7 million

Office Closures                             3.8 million

Total                                      $49.8 million


     The severance and other payroll costs primarily relate to the redundancy costs associated with the costs of reengineering the back-office service delivery model in the United States, former LaSalle Partners employees who were made redundant as a result of these transactions and redundancies across the three former companies that were not anticipated or planned at the original transaction dates. The integration efforts post the JLW merger resulted in certain excess LaSalle Partners offices in the United States being identified. The closure of these offices incurred expense including the write off of leasehold improvements, furniture and equipment together with an estimate of the lease obligation from the date that the office was vacated. The former JLW legal entities incurred significant audit, legal and other professional fees related to the ongoing regulatory process that could not be capitalized under APB 16.
Professional fees were also incurred with regard to both the integration of technology and communication systems and the back-office review discussed above.

     As a result of the JLW Merger, a significant and aggressive global re-branding initiative was launched to better communicate the strengths of the new business and its global platform. This included logo design, creation and installation of new signage on all office buildings, purchase of new letterhead and business cards and creation of new marketing materials. The complexity of the JLW merger and the importance to the merged business of employee retention meant that it was essential there was proper communication and understanding of the merger and the one firm concept within the respective firms. To facilitate this, a number of meetings were held with global attendees. In addition, senior management held a number of meetings around the world to better inform clients, analysts and investors on the benefits of the JLW merger. No further integration and transition expenses related to the acquisition of Compass or the JLW merger will be incurred in 2000.

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

                       JONES LANG LASALLE INCORPORATED

     Summarized combined financial information for the above unconsolidated ventures is presented below ($ in thousands):

                                        1999         1998          1997
                                     ----------    ---------     ---------
Balance Sheet:
    Investments in real estate . . . $2,081,747    2,021,372     1,236,217
    Total assets . . . . . . . . . . $2,603,815    2,513,483     1,406,236
                                     ==========    =========     =========
    Mortgage indebtedness. . . . . . $  695,442      614,349       579,310
    Total liabilities. . . . . . . . $1,327,824      977,194       631,807
                                     ==========    =========     =========
    Total equity . . . . . . . . . . $1,275,991    1,536,289       774,429
                                     ==========    =========     =========

Investments in real estate
  ventures . . . . . . . . . . . . . $   66,538       52,083        17,100

Statements of Operations:
    Revenues . . . . . . . . . . . . $  403,557      298,886       288,709
    Net earnings . . . . . . . . . . $  115,571      104,095        96,725
                                     ==========    =========     =========
Equity in earnings from
  real estate ventures . . . . . . .  $   6,218        3,911         3,238
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

                       JONES LANG LASALLE INCORPORATED

     Stock option activity is as follows (shares in thousands):


                        1999                1998                1997
                   -----------------   -----------------   -----------------
                           Weighted-           Weighted-           Weighted-
                   Shares  Average     Shares  Average     Shares   Average
                   ------  ---------   ------  ---------   ------  ---------
Outstanding
 at beginning
 of year . . . .  1,241.9    $26.75     738.0    $23.29      --     $  --
Granted. . . . .    997.6     31.45     524.9     31.71     740.5     23.29
Exercised. . . .    (21.3)    23.25      --        --        --        --
Forfeited. . . .   (207.2)    31.39     (21.0)    29.56      (2.5)    23.00
                  -------             -------               -----
Outstanding
 at end of
 year. . . . . .  2,011.0    $28.67   1,241.9    $26.75     738.0    $23.29
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

                       JONES LANG LASALLE INCORPORATED

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










EXHIBIT 23.1
------------



EXHIBIT INDEX

EXHIBIT NUMBER                DESCRIPTION

23.1                    Consent of KPMG LLP, independent auditors.




Board of Directors
Jones Lang LaSalle Incorporated:

We consent to incorporation by reference in the registration statements (Nos. 333-42193 and 333-50720) on Form S-8 and the registration statement (No. 333-70969) on Form S-3 of Jones Lang LaSalle Incorporated of our report dated February 7, 2000, relating to the consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, and related schedule, which report appears in this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Jones Lang LaSalle Incorporated and subsidiaries for the fiscal year ended December 31, 1999.

                                           /s/ KPMG LLP

Chicago, Illinois
December 22, 2000