Form 10-Q/A
period 2000-09-30
JONES LANG LASALLE INC
filed 2000-12-26
CIK 1037976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q/A

                               AMENDMENT NO. 1

              Filed pursuant to Section 12, 13, or 15(d) of the
                       Securities Exchange Act of 1934

For the quarterly period ended
September 30, 2000                       Commission File Number 1-13145


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


     The Quarterly Report on Form 10-Q of Jones Lang LaSalle Incorporated for the period ended September 30, 2000 (the "September 2000 Form 10-Q") is being amended by this Form 10-Q/A (1) to revise the number of shares outstanding at November 10, 2000 as stated on the cover page and (2) to revise Item 1 by removing the line items "Total operating expenses before merger related non-recurring charges," "Operating income (loss) before merger related non-recurring charges," and "Total merger related non-recurring charges" from the Consolidated Statements of Earnings and Comprehensive Income.

     No other changes have been made to the September 2000 Form 10-Q.

     The undersigned registrant hereby amends the following section of its Report for the quarterly period ended September 30, 2000 on Form 10-Q as set forth in the pages attached hereto:

                                    COVER

                Item 1.  Financial Statements - Pages 3 - 27


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
               Class                           November 10, 2000
               -----                           -----------------

     Common Stock ($0.01 par value)               30,866,588

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                       JONES LANG LASALLE INCORPORATED
                         CONSOLIDATED BALANCE SHEETS

                  SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                      (in thousands, except share data)
                                 (UNAUDITED)

                                           SEPTEMBER 30,      DECEMBER 31,
                                               2000              1999
                                           -------------      -----------
ASSETS
------
Current assets:
  Cash and cash equivalents. . . . . . . . .  $   17,467           23,308
  Trade receivables, net of allowances
    of $9,928 and $9,871 in 2000
    and 1999, respectively . . . . . . . . .     225,540          270,593
  Notes receivable and advances to
    real estate ventures . . . . . . . . . .       3,466            4,519
  Other receivables. . . . . . . . . . . . .       4,397            7,045
  Income tax refund receivable . . . . . . .       1,093           14,500
  Prepaid expenses . . . . . . . . . . . . .      10,857            9,598
  Deferred tax assets. . . . . . . . . . . .      16,022           13,673
  Other assets . . . . . . . . . . . . . . .       9,340            5,446
                                              ----------        ---------
          Total current assets . . . . . . .     288,182          348,682

Property and equipment, at cost, less
  accumulated depreciation of $70,014
  and $55,943 in 2000 and 1999,
  respectively . . . . . . . . . . . . . . .      82,730           76,470
Intangibles resulting from business
  acquisitions and JLW merger, net of
  accumulated amortization of $38,875
  and $27,515 in 2000 and 1999,
  respectively . . . . . . . . . . . . . . .     348,571          367,215
Investments in real estate ventures. . . . .      71,412           67,305
Other investments. . . . . . . . . . . . . .      12,410            --
Long-term receivables, net . . . . . . . . .      23,360           27,962
Prepaid pension asset. . . . . . . . . . . .      19,239           23,956
Deferred tax assets. . . . . . . . . . . . .       5,222            5,270
Debt issuance costs. . . . . . . . . . . . .       5,235            2,279
Other assets, net. . . . . . . . . . . . . .       6,851            5,661
                                              ----------       ----------
                                              $  863,212          924,800
                                              ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities .  $   82,639           88,257
  Accrued compensation . . . . . . . . . . .     109,131          142,960
  Short-term borrowings. . . . . . . . . . .      13,293          162,643
  Deferred tax liabilities . . . . . . . . .          36            --
  Other liabilities. . . . . . . . . . . . .      18,499           26,259
                                              ----------       ----------
          Total current liabilities. . . . .     223,598          420,119

Long-term liabilities:
  Credit facilities. . . . . . . . . . . . .     146,493          159,743
  Notes. . . . . . . . . . . . . . . . . . .     146,378            --
  Deferred tax liabilities . . . . . . . . .       6,629            7,535
  Other. . . . . . . . . . . . . . . . . . .      14,141           12,878
                                              ----------       ----------
          Total liabilities. . . . . . . . .     537,239          600,275

Commitments and contingencies

                       JONES LANG LASALLE INCORPORATED
                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                  SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                      (in thousands, except share data)
                                 (UNAUDITED)


                                           SEPTEMBER 30,      DECEMBER 31,
                                               2000              1999
                                           -------------      -----------

Minority interest in consolidated
  subsidiaries . . . . . . . . . . . . . . .         640              589

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    30,861,683 and 30,285,472 shares
    issued and outstanding as of 2000
    and 1999, respectively . . . . . . . . .         309              303
  Additional paid-in capital . . . . . . . .     452,648          442,699
  Unallocated ESOT shares. . . . . . . . . .          (7)              (7)
  Deferred stock compensation. . . . . . . .     (21,574)         (70,106)
  Retained deficit . . . . . . . . . . . . .     (91,850)         (50,050)
  Accumulated other comprehensive
    income (loss). . . . . . . . . . . . . .     (14,193)           1,097
                                              ----------       ----------
          Total stockholders' equity . . . .     325,333          323,936
                                              ----------       ----------
                                              $  863,212          924,800
                                              ==========       ==========



































        See accompanying notes to consolidated financial statements.

                                           JONES LANG LASALLE INCORPORATED
                            CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                          (in thousands, except share data)
                                                     (UNAUDITED)
                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30                        SEPTEMBER 30
                                               ----------------------------        ----------------------------
                                                 2000               1999              2000              1999
                                              ----------         ----------        ----------        ----------
Revenue:
  Fee-based services . . . . . . . . .       $   221,462            190,979           618,123           467,449
  Equity in earnings from
    unconsolidated ventures. . . . . .             1,116              2,371            15,803             4,422
  Other income . . . . . . . . . . . .             2,029                822             3,344             2,866
                                              ----------         ----------        ----------        ----------
        Total revenue. . . . . . . . .           224,607            194,172           637,270           474,737

Operating expenses:
  Compensation and benefits. . . . . .           134,349            135,170           407,122           335,249
  Operating, administrative and other.            51,390             36,587           156,357           115,177
  Depreciation and amortization. . . .            10,298              9,665            31,789            26,726
Merger related non-recurring charges:
  Stock compensation expense . . . . .            18,191             14,942            55,382            82,383
  Integration and transition expenses.             --                10,800             --               32,989
                                              ----------         ----------        ----------        ----------
        Total operating expenses . . .           214,228            207,164           650,650           592,524
                                              ----------         ----------        ----------        ----------
        Operating income (loss). . . .            10,379            (12,992)          (13,380)         (117,787)
Interest expense, net of interest
  income . . . . . . . . . . . . . . .             8,226              4,967            21,565            12,312
                                              ----------         ----------        ----------        ----------





                                           JONES LANG LASALLE INCORPORATED
                      CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED

                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                          (in thousands, except share data)
                                                     (UNAUDITED)



                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30                         SEPTEMBER 30
                                               ----------------------------        ----------------------------
                                                 2000               1999              2000              1999
                                              ----------         ----------        ----------        ----------
        Income (loss) before
          provision (benefit)
          for income taxes and
          minority interest. . . . . .             2,153            (17,959)          (34,945)         (130,099)

Net provision (benefit) for
  income taxes . . . . . . . . . . . .             7,428             (1,022)            6,795           (20,043)
Minority interests in earnings
  of subsidiaries. . . . . . . . . . .                60              --                   60             --
                                              ----------         ----------        ----------        ----------
        Net loss . . . . . . . . . . .        $   (5,335)           (16,937)          (41,800)         (110,056)
                                              ==========         ==========        ==========        ==========

Other comprehensive income (loss),
 net of tax:
  Foreign currency translation
    adjustments. . . . . . . . . . . .        $   (4,137)             2,881           (15,290)            2,987
                                              ----------         ----------        ----------        ----------
Comprehensive loss . . . . . . . . . .        $   (9,472)           (14,056)          (57,090)         (107,069)
                                              ==========         ==========        ==========        ==========

Basic loss per common share. . . . . .        $    (0.21)             (0.70)            (1.69)            (4.98)
                                              ==========         ==========        ==========        ==========

Basic weighted average shares
  outstanding. . . . . . . . . . . . .        25,168,964         24,110,884        24,701,106        22,109,143
                                              ==========         ==========        ==========        ==========

Diluted loss per common share. . . . .        $    (0.21)             (0.70)            (1.69)            (4.98)
                                              ==========         ==========        ==========        ==========

Diluted weighted average shares
  outstanding. . . . . . . . . . . . .        25,168,964         24,110,884        24,701,106        22,109,143
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




                                           JONES LANG LASALLE INCORPORATED
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                                                                                 Accumu-
                                                                                                  lated
                                                                                                  Other
                                                 Additi-      Unallo-    Deferred                Compre-
                            Common Stock         tional        cated       Stock    Retained     hensive
                         -------------------     Paid-In       ESOT       Compen-   Earnings     Income
                         Shares       Amount     Capital      Shares      sation    (Deficit)    (Loss)      Total
                       ----------     ------     --------     -------    --------   ---------    -------    -------
Balances at
 December 31,
 1999. . . . . . . . . 30,285,472       303      442,699          (7)    (70,106)    (50,050)     1,097    323,936

Net loss . . . . . . .      --          --         --            --        --        (41,800)     --       (41,800)
Shares issued in
 connection with:
  Stock option plan. .    472,500         5        5,813         --       (5,818)      --         --         --
  Amortization of
   shares issued
   in connection
   with stock
   option plan . . . .      --          --         --            --          950       --         --           950
  Stock purchase
    programs . . . . .    171,617         2        3,336         --        --          --         --         3,338
Share activity re-
 lated to JLW merger:
  Shares repurchased
    for payment of
    taxes on ESOT
    Shares allocated
    at December 31,
    1999 . . . . . . .    (67,534)       (1)        (815)        --        --          --         --          (816)
  Adjustment shares
    subsequently
    retained . . . . .       (372)      --          (144)        --        --          --         --          (144)
Stock compensa-
  tion adjustments . .      --          --         1,759         --       (1,336)      --         --           423
Amortization of
  deferred stock
  compensation . . . .      --          --         --            --       54,736        --        --        54,736
Other. . . . . . . . .      --          --         --            --        --           --      (15,290)   (15,290)
                       ----------     -----      -------     -------    --------    --------   --------   --------
Balances at
  September 30,
  2000 . . . . . . . . 30,861,683     $ 309      452,648          (7)    (21,574)    (91,850)   (14,193)   325,333
                       ==========     =====      =======     =======    ========    ========   ========   ========

                            See accompanying notes to consolidated financial statements.

                       JONES LANG LASALLE INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                   (in thousands, unless otherwise noted)
                                 (UNAUDITED)


                                                    2000         1999
                                                 ----------   ----------
Cash flows provided by (used in)
 operating activities:
  Net loss . . . . . . . . . . . . . . . . . .   $  (41,800)    (110,056)
  Reconciliation of net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization. . . . . . .       31,789       26,726
    Equity in earnings from unconsolidated
      ventures . . . . . . . . . . . . . . . .      (15,803)      (4,422)
    Provision for loss on receivables and
      other assets . . . . . . . . . . . . . .        5,336        1,544
    Stock compensation expense . . . . . . . .       55,382       81,942
    Amortization of deferred compensation. . .        2,449        --
  Changes in:
    Receivables. . . . . . . . . . . . . . . .       57,070       18,941
    Prepaid expenses and other assets. . . . .        5,106       (4,146)
    Deferred tax assets and income tax
      refund receivable. . . . . . . . . . . .       10,511      (24,929)
    Accounts payable, accrued liabilities
      and accrued compensation . . . . . . . .      (74,561)     (50,528)
                                                 ----------   ----------
        Net cash provided by (used in)
          operating activities . . . . . . . .       35,479      (64,928)

Cash flows used in investing activities:
  Net capital additions - property and
    equipment. . . . . . . . . . . . . . . . .      (30,806)     (23,641)
  Cash paid in connection with Jones
    Lang Wootton merger, net of cash
    balances assumed . . . . . . . . . . . . .        --         (37,375)
  Other acquisitions and investments,
    net of cash balances assumed . . . . . . .      (13,048)      (3,003)
  Investments in real estate ventures:
    Capital contributions and advances to
      real estate ventures . . . . . . . . . .       (9,159)      (8,963)
    Distributions, repayments of advances
      and sale of investments. . . . . . . . .       21,302       25,055
                                                 ----------   ----------
        Net cash used in
          investing activities . . . . . . . .      (31,711)     (47,927)

Cash flows provided by (used in)
 financing activities:
  Proceeds from borrowings under credit
    facilities . . . . . . . . . . . . . . . .      229,998      262,156
  Repayments of borrowings under credit
    facilities . . . . . . . . . . . . . . . .     (392,598)    (147,775)
  Net proceeds from issuance of the Euro
    Notes. . . . . . . . . . . . . . . . . . .      149,454        --
  Common stock issued under stock option
    plan and stock purchase programs . . . . .        3,537        3,126
                                                 ----------   ----------
        Net cash provided by (used in)
          financing activities . . . . . . . .       (9,609)     117,507
                                                 ----------   ----------

                       JONES LANG LASALLE INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                   (in thousands, unless otherwise noted)
                                 (UNAUDITED)



                                                    2000         1999
                                                 ----------   ----------

        Net increase (decrease) in
          cash and cash equivalents. . . . . .       (5,841)       4,652

Cash and cash equivalents,
  beginning of period. . . . . . . . . . . . .       23,308       16,941
                                                 ----------   ----------
Cash and cash equivalents, end of period . . .   $   17,467       21,593
                                                 ==========   ==========


Supplemental disclosure of cash flow
 information:

  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . .   $   17,405       13,524
    Taxes, net of refunds. . . . . . . . . . .       (3,407)      13,077

  Non-cash investing and financing
   activities:
    Acquisitions, merger and investments:
      Shares issued in connection with
        merger . . . . . . . . . . . . . . . .   $    --         142,053
      Fair value of assets acquired. . . . . .      (14,474)    (214,026)
      Fair value of liabilities assumed. . . .       20,413      186,270
      Goodwill . . . . . . . . . . . . . . . .       (6,577)    (154,675)
      Other investments. . . . . . . . . . . .      (12,410)       --
                                                 ----------     --------
          Cash paid, net of cash
            balances assumed . . . . . . . . .   $  (13,048)     (40,378)
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

     Summarized unaudited financial information by business segment for the three and nine month periods ended September 30, 2000 and 1999 is as follows ($ in thousands):

                                                                    SEGMENT OPERATING RESULTS
                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30                        SEPTEMBER 30
                                               ----------------------------        ----------------------------
                                                 2000               1999              2000              1999
                                              ----------         ----------        ----------        ----------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services. . . . . .        $   43,581             45,592            98,792            87,800
    Management services. . . . . . . .            37,001             26,257            96,958            81,606
    Equity earnings (losses) . . . . .              (444)               178              (510)              279
    Other services . . . . . . . . . .               224                319               599             1,211
    Intersegment revenue . . . . . . .               412              1,619               790             1,759
                                              ----------         ----------        ----------        ----------
                                                  80,774             73,965           196,629           172,655
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . .            66,085             61,895           182,494           179,412
    Depreciation and amortization. . .             4,989              5,076            15,855            15,152
                                              ----------         ----------        ----------        ----------
          Operating income (loss). . .        $    9,700              6,994            (1,720)          (21,909)
                                              ==========         ==========        ==========        ==========

 EUROPE
  Revenue:
    Implementation services. . . . . .        $   59,872             51,493           189,722           126,418
    Management services. . . . . . . .            18,770             16,018            60,115            36,576
    Equity losses. . . . . . . . . . .             --                  (132)            --                 (225)
    Other services . . . . . . . . . .               731                416             1,278               820
                                              ----------         ----------        ----------        ----------
                                                  79,373             67,795           251,115           163,589
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . .            64,667             65,230           218,697           146,605
    Depreciation and amortization. . .             2,868              2,399             8,456             5,371
                                              ----------         ----------        ----------        ----------
          Operating income . . . . . .        $   11,838                166            23,962            11,613
                                              ==========         ==========        ==========        ==========




                                                                    SEGMENT OPERATING RESULTS
                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30                        SEPTEMBER 30
                                               ----------------------------        ----------------------------
                                                 2000               1999              2000              1999
                                              ----------         ----------        ----------        ----------

 ASIA PACIFIC
  Revenue:
    Implementation services. . . . . .        $   19,639             21,152            59,932            49,520
    Management services. . . . . . . .            10,935             10,560            34,020            25,114
    Other services . . . . . . . . . .             1,040                (35)            1,400               204
                                              ----------         ----------        ----------        ----------
                                                  31,614             31,677            95,352            74,838
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . .            31,913             26,973            93,607            68,387
    Depreciation and amortization. . .             1,511              1,200             4,526             3,254
                                              ----------         ----------        ----------        ----------
          Operating income (loss). . .        $   (1,810)             3,504            (2,781)            3,197
                                              ==========         ==========        ==========        ==========

 HOTEL SERVICES -
  Revenue:
    Implementation services. . . . . .        $    3,481              3,455            10,453             7,232
    Management services. . . . . . . .              (724)                 6                22               (23)
    Other services . . . . . . . . . .             --                   254                 2               541
                                              ----------         ----------        ----------        ----------
                                                   2,757              3,715            10,477             7,750
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . .             3,138              3,182            10,384             7,721
    Depreciation and amortization. . .                44                 45               100               106
                                              ----------         ----------        ----------        ----------
          Operating income (loss). . .        $     (425)               488                (7)              (77)
                                              ==========         ==========        ==========        ==========




                                                                    SEGMENT OPERATING RESULTS
                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30                         SEPTEMBER 30
                                               ----------------------------        ----------------------------
                                                 2000               1999              2000              1999
                                              ----------         ----------        ----------        ----------

 INVESTMENT MANAGEMENT -
  Revenue:
    Implementation services. . . . . .        $    1,317              2,114             5,315             8,222
    Advisory fees. . . . . . . . . . .            27,598             14,153            62,802            44,957
    Equity earnings. . . . . . . . . .             1,560              2,325            16,313             4,368
    Other services . . . . . . . . . .                26                 47                57               117
                                              ----------         ----------        ----------        ----------
                                                  30,501             18,639            84,487            57,664
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . .            20,348             16,096            59,087            50,060
    Depreciation and amortization. . .               886                945             2,852             2,843
                                              ----------         ----------        ----------        ----------
          Operating income . . . . . .        $    9,267              1,598            22,548             4,761
                                              ==========         ==========        ==========        ==========

Total segment revenue. . . . . . . . .        $  225,019            195,791           638,060           476,496
Intersegment revenue eliminations. . .              (412)            (1,619)             (790)           (1,759)
                                              ----------         ----------        ----------        ----------
          Total revenue. . . . . . . .        $  224,607            194,172           637,270           474,737
                                              ==========         ==========        ==========        ==========

Total segment operating expenses . . .        $  196,449            183,041           596,058           478,911
Intersegment operating expense
  eliminations . . . . . . . . . . . .              (412)            (1,619)             (790)           (1,759)
                                              ----------         ----------        ----------        ----------
          Total operating expenses
            before merger related
            non-recurring charges. . .        $  196,037            181,422           595,268           477,152
                                              ==========         ==========        ==========        ==========

          Operating income (loss)
            before merger related
            non-recurring charges. . .        $   28,570             12,750            42,002            (2,415)
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

                                           JONES LANG LASALLE INCORPORATED
                                        CONDENSED CONSOLIDATING BALANCE SHEET

                                              As of September 30, 2000
                                                  ($ in thousands)


                            Jones Lang
                             LaSalle                                                                   Consolidated
                           Incorporated    Jones Lang                                                   Jones Lang
                            (Parent and     LaSalle       Guarantor     Non-Guarantor                     LaSalle
                            Guarantor)    Finance B.V.   Subsidiaries    Subsidiaries   Eliminations   Incorporated
                           ------------   -----------    ------------   -------------   ------------   ------------

ASSETS
------
Cash and
  cash equivalents . . .    $    2,155            126         (2,546)         17,732          --            17,467
Trade receivables,
  net of allowances. . .            88          --            97,703         127,749          --           225,540
Other current assets . .        17,530          --            22,023           5,622          --            45,175
                            ----------     ----------     ----------      ----------     ----------     ----------
    Total current
      assets . . . . . .        19,773            126        117,180         151,103          --           288,182

Property and equipment,
 at cost, less accumu-
 lated depreciation. . .         1,949          --            49,904          30,877          --            82,730
Intangibles resulting
 from business acquisi-
 tions and JLW merger,
 net of accumulated
 amortization. . . . . .         --             --           264,368          84,203          --           348,571
Other assets, net. . . .         8,597          --            51,977          83,155          --           143,729
Investments in
 subsidiaries. . . . . .       282,290          --           283,370             141       (565,801)         --
                            ----------     ----------     ----------      ----------     ----------     ----------
                            $  312,609            126        766,799         349,479       (565,801)       863,212
                            ==========     ==========     ==========      ==========     ==========     ==========




                                           JONES LANG LASALLE INCORPORATED
                                  CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                                              As of September 30, 2000
                                                  ($ in thousands)


                            Jones Lang
                             LaSalle                                                                   Consolidated
                           Incorporated    Jones Lang                                                   Jones Lang
                            (Parent and     LaSalle       Guarantor     Non-Guarantor                     LaSalle
                            Guarantor)    Finance B.V.   Subsidiaries    Subsidiaries   Eliminations   Incorporated
                           ------------   -----------    ------------   -------------   ------------   ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Accounts payable and
  accrued liabilities. .    $    9,802          3,742         21,028          48,067          --            82,639
Short-term borrowings. .         --             --             9,406           3,887          --            13,293
Other current
  liabilities. . . . . .       (23,175)      (295,945)       451,147          (4,361)         --           127,666
                            ----------     ----------     ----------      ----------     ----------     ----------
    Total current
      liabilities. . . .       (13,373)      (292,203)       481,581          47,593          --           223,598

Long-term liabilities:
  Credit facilities. . .         --           146,493          --              --             --           146,493
  Notes. . . . . . . . .         --           145,695            539             144          --           146,378
  Other. . . . . . . . .           649          --             2,389          17,732          --            20,770
                            ----------     ----------     ----------      ----------     ----------     ----------

    Total liabilities. .       (12,724)           (15)       484,509          65,469          --           537,239

Commitments and
 contingencies

Minority interest in
 consolidated
 subsidiaries. . . . . .         --             --             --                640          --               640
Stockholders' equity . .       325,333            141        282,290         283,370       (565,801)       325,333
                            ----------     ----------     ----------      ----------     ----------     ----------
                            $  312,609            126        766,799         349,479       (565,801)       863,212
                            ==========     ==========     ==========      ==========     ==========     ==========



                                           JONES LANG LASALLE INCORPORATED
                                        CONDENSED CONSOLIDATING BALANCE SHEET

                                               As of December 31, 1999
                                                  ($ in thousands)


                            Jones Lang
                             LaSalle                                                                   Consolidated
                           Incorporated    Jones Lang                                                   Jones Lang
                            (Parent and     LaSalle       Guarantor     Non-Guarantor                     LaSalle
                            Guarantor)    Finance B.V.   Subsidiaries    Subsidiaries   Eliminations   Incorporated
                           ------------   -----------    ------------   -------------   ------------   ------------

ASSETS
------
Cash and
  cash equivalents . . .   $      (615)         --             1,027          22,896          --            23,308
Trade receivables,
  net of allowances. . .         2,070          --           128,599         139,924          --           270,593
Other current assets . .        23,379          --            15,223          16,179          --            54,781
                            ----------     ----------     ----------      ----------     ----------     ----------
    Total current
      assets . . . . . .        24,834          --           144,849         178,999          --           348,682

Property and equipment,
 at cost, less accumu-
 lated depreciation. . .           749          --            48,491          27,230          --            76,470
Intangibles resulting
 from business acquisi-
 tions and JLW merger,
 net of accumulated
 amortization. . . . . .         --             --           287,848          79,367          --           367,215
Other assets, net. . . .         3,010          --            38,147          91,276          --           132,433
Investments in
 subsidiaries. . . . . .       357,593          --           348,702           --          (706,295)         --
                            ----------     ----------     ----------      ----------     ----------     ----------
                            $  386,186          --           868,037         376,872       (706,295)       924,800
                            ==========     ==========     ==========      ==========     ==========     ==========




                                           JONES LANG LASALLE INCORPORATED
                                  CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                                               As of December 31, 1999
                                                  ($ in thousands)


                            Jones Lang
                             LaSalle                                                                   Consolidated
                           Incorporated    Jones Lang                                                   Jones Lang
                            (Parent and     LaSalle       Guarantor     Non-Guarantor                     LaSalle
                            Guarantor)    Finance B.V.   Subsidiaries    Subsidiaries   Eliminations   Incorporated
                           ------------   -----------    ------------   -------------   ------------   ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Accounts payable and
  accrued liabilities. .    $   (4,847)         --            30,516          62,588          --            88,257
Short-term borrowings. .       156,471          --               959           5,213          --           162,643
Other current
  liabilities. . . . . .      (250,272)         --           485,978         (66,487)         --           169,219
                            ----------     ----------     ----------      ----------     ----------     ----------
    Total current
      liabilities. . . .       (98,648)         --           517,453           1,314          --           420,119

Long-term liabilities:
  Credit facilities. . .       159,743          --             --              --             --           159,743
  Other. . . . . . . . .         1,155          --            (7,009)         26,267          --            20,413
                            ----------     ----------     ----------      ----------     ----------     ----------
    Total liabilities. .        62,250          --           510,444          27,581          --           600,275

Commitments and
 contingencies

Minority interest in
 consolidated
 subsidiaries. . . . . .         --             --             --                589          --               589
Stockholders' equity . .       323,936          --           357,593         348,702       (706,295)       323,936
                            ----------     ----------     ----------      ----------     ----------     ----------
                            $  386,186           --          868,037         376,872       (706,295)       924,800
                            ==========     ==========     ==========      ==========     ==========     ==========


                                           JONES LANG LASALLE INCORPORATED
                                    CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                    For the Three Months Ended September 30, 2000
                                                  ($ in thousands)
                            Jones Lang
                             LaSalle                                                                   Consolidated
                           Incorporated    Jones Lang                                                   Jones Lang
                            (Parent and     LaSalle       Guarantor     Non-Guarantor                     LaSalle
                            Guarantor)    Finance B.V.   Subsidiaries    Subsidiaries   Eliminations   Incorporated
                           ------------   -----------    ------------   -------------   ------------   ------------
Revenue. . . . . . . . .   $     --             --           104,483         120,124          --           224,607
Equity earnings (loss)
 from subsidiaries . . .        15,078          --            12,335              56        (27,469)         --
                            ----------     ----------     ----------      ----------     ----------     ----------
    Total revenue. . . .        15,078          --           116,818         120,180        (27,469)       224,607

Operating expenses
 before merger related
 non-recurring charges .         4,672              1         95,360          96,004          --           196,037

Merger related non-
 recurring charges . . .        18,191          --                (5)              5          --            18,191
                            ----------     ----------     ----------      ----------     ----------     ----------
    Operating income
      (loss) . . . . . .        (7,785)            (1)        21,463          24,171        (27,469)        10,379

Interest expense,
 net of interest
 income. . . . . . . . .         2,796            (79)         5,858            (349)         --             8,226
                            ----------     ----------     ----------      ----------     ----------     ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest . . . . .       (10,581)            78         15,605          24,520        (27,469)         2,153

Net provision for
 income taxes. . . . . .        (5,246)            22            527          12,125          --             7,428
Minority interests
 in earnings of
 subsidiaries. . . . . .         --             --             --                 60          --                60
                            ----------     ----------     ----------      ----------     ----------     ----------
Net earnings (loss). . .    $   (5,335)            56         15,078          12,335        (27,469)        (5,335)
                            ==========     ==========     ==========      ==========     ==========     ==========


                                           JONES LANG LASALLE INCORPORATED
                                    CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                    For the Nine Months Ended September 30, 2000
                                                  ($ in thousands)
                            Jones Lang
                             LaSalle                                                                   Consolidated
                           Incorporated    Jones Lang                                                   Jones Lang
                            (Parent and     LaSalle       Guarantor     Non-Guarantor                     LaSalle
                            Guarantor)    Finance B.V.   Subsidiaries    Subsidiaries   Eliminations   Incorporated
                           ------------   -----------    ------------   -------------   ------------   ------------
Revenue. . . . . . . . .    $    --             --           290,194         347,076          --           637,270
Equity earnings (loss)
 from subsidiaries . . .        21,308          --            24,855              56        (46,219)         --
                            ----------     ----------     ----------      ----------     ----------     ----------
    Total revenue. . . .        21,308          --           315,049         347,132        (46,219)       637,270

Operating expenses
 before merger related
 non-recurring charges .        10,904              1        281,239         303,124          --           595,268

Merger related non-
 recurring charges . . .        55,039          --               240             103          --            55,382
                            ----------     ----------     ----------      ----------     ----------     ----------
    Operating income
      (loss) . . . . . .       (44,635)            (1)        33,570          43,905        (46,219)       (13,380)

Interest expense,
 net of interest
 income. . . . . . . . .         7,989            (79)        14,014            (359)         --            21,565
                            ----------     ----------     ----------      ----------     ----------     ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes and
      minority
      interest . . . . .       (52,624)            78         19,556          44,264        (46,219)       (34,945)

Net provision (benefit)
 for income taxes. . . .       (10,824)            22         (1,752)         19,349          --             6,795
Minority interests
 in earnings of
 subsidiaries. . . . . .         --             --             --                 60          --                60
                            ----------     ----------     ----------      ----------     ----------     ----------
Net earnings (loss). . .    $  (41,800)            56         21,308          24,855        (46,219)       (41,800)
                            ==========     ==========     ==========      ==========     ==========     ==========


                                           JONES LANG LASALLE INCORPORATED
                                    CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                    For the Three Months Ended September 30, 1999
                                                  ($ in thousands)


                            Jones Lang
                             LaSalle                                                                   Consolidated
                           Incorporated    Jones Lang                                                   Jones Lang
                            (Parent and     LaSalle       Guarantor     Non-Guarantor                     LaSalle
                            Guarantor)    Finance B.V.   Subsidiaries    Subsidiaries   Eliminations   Incorporated
                           ------------   -----------    ------------   -------------   ------------   ------------
Revenue. . . . . . . . .   $     --             --            82,950         111,222          --           194,172
Equity earnings (loss)
 from subsidiaries . . .       (11,995)         --            16,426           --            (4,431)         --
                            ----------     ----------     ----------      ----------     ----------     ----------
    Total revenue. . . .       (11,995)         --            99,376         111,222         (4,431)       194,172

Operating expenses
 before merger related
 non-recurring charges .         2,079          --            98,239          81,104          --           181,422

Merger related non-
 recurring charges . . .         1,785          --            21,742           2,215          --            25,742
                            ----------     ----------     ----------      ----------     ----------     ----------
    Operating income
      (loss) . . . . . .       (15,859)         --           (20,605)         27,903         (4,431)       (12,992)

Interest expense,
 net of interest
 income. . . . . . . . .         1,650          --             3,260              57          --             4,967
                            ----------     ----------     ----------      ----------     ----------     ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes . . .       (17,509)         --           (23,865)         27,846         (4,431)       (17,959)

Net provision (benefit)
 for income taxes. . . .          (572)         --           (11,870)         11,420          --            (1,022)
                            ----------     ----------     ----------      ----------     ----------     ----------
Net earnings (loss). . .    $  (16,937)         --           (11,995)         16,426         (4,431)       (16,937)
                            ==========     ==========     ==========      ==========     ==========     ==========



                                           JONES LANG LASALLE INCORPORATED
                                    CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                    For the Nine Months Ended September 30, 1999
                                                  ($ in thousands)


                            Jones Lang
                             LaSalle                                                                   Consolidated
                           Incorporated    Jones Lang                                                   Jones Lang
                            (Parent and     LaSalle       Guarantor     Non-Guarantor                     LaSalle
                            Guarantor)    Finance B.V.   Subsidiaries    Subsidiaries   Eliminations   Incorporated
                           ------------   -----------    ------------   -------------   ------------   ------------
Revenue. . . . . . . . .    $    --             --           214,733         260,004          --           474,737
Equity earnings (loss)
 from subsidiaries . . .       (22,359)         --            24,833           --            (2,474)         --
                            ----------     ----------     ----------      ----------     ----------     ----------
    Total revenue. . . .       (22,359)         --           239,566         260,004         (2,474)       474,737

Operating expenses
 before merger related
 non-recurring charges .         8,557          --           254,411         214,184          --           477,152

Merger related non-
 recurring charges . . .        82,383          --            28,359           4,630          --           115,372
                            ----------     ----------     ----------      ----------     ----------     ----------
    Operating income
      (loss) . . . . . .      (113,299)         --           (43,204)         41,190         (2,474)      (117,787)

Interest expense,
 net of interest
 income. . . . . . . . .         1,829          --            10,579             (96)         --            12,312
                            ----------     ----------     ----------      ----------     ----------     ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes . . .      (115,128)         --           (53,783)         41,286         (2,474)      (130,099)

Net provision (benefit)
 for income taxes. . . .        (5,072)         --           (31,424)         16,453          --           (20,043)
                            ----------     ----------     ----------      ----------     ----------     ----------
Net earnings (loss). . .    $ (110,056)         --           (22,359)         24,833         (2,474)      (110,056)
                            ==========     ==========     ==========      ==========     ==========     ==========



                                           JONES LANG LASALLE INCORPORATED
                                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                    For the Nine Months Ended September 30, 2000
                                                  ($ in thousands)
                                               Jones Lang
                                                LaSalle                                                Consolidated
                                              Incorporated    Jones Lang                                Jones Lang
                                               (Parent and     LaSalle      Guarantor   Non-Guarantor     LaSalle
                                               Guarantor)    Finance B.V.  Subsidiaries  Subsidiaries  Incorporated
                                              ------------   -----------   ------------ -------------  ------------
Cash flows provided by
  operating activities . . . . . . . . . . .    $   9,863          3,788         6,285        15,543        35,479

Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment . . . . . . . . .       (1,259)         --          (16,214)      (13,333)      (30,806)
  Cash balances assumed in Jones Lang
    Wootton merger, net of cash paid
    and transaction cost . . . . . . . . . .        --             --            --            --            --
  Other acquisitions and investments, net
    of cash acquired and transaction costs .        --             --          (12,410)         (638)      (13,048)
  Subsidiary activity. . . . . . . . . . . .      309,699       (302,465)        9,410       (16,644)        --
  Investments in real estate ventures. . . .        --             --              909        11,234        12,143
                                               ----------     ----------    ----------    ----------    ----------
      Net cash provided by (used in)
        investing activities . . . . . . . .      308,440       (302,465)      (18,305)      (19,381)      (31,711)

Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit facility . . .     (316,214)       146,493         8,447        (1,326)     (162,600)
  Net proceeds from issuance of the Euro
    Notes. . . . . . . . . . . . . . . . . .       (2,856)       152,310         --            --          149,454
  Common stock issued under stock option
    plan and stock purchase programs . . . .        3,537          --            --            --            3,537
                                               ----------     ----------    ----------    ----------    ----------
      Net cash provided by (used in)
        financing activities . . . . . . . .     (315,533)       298,803         8,447        (1,326)       (9,609)
                                               ----------     ----------    ----------    ----------    ----------
Net increase (decrease) in cash
  and cash equivalents . . . . . . . . . . .        2,770            126        (3,573)       (5,164)       (5,841)
Cash and cash equivalents,
  beginning of period. . . . . . . . . . . .         (615)         --            1,027        22,896        23,308
                                               ----------     ----------    ----------    ----------    ----------
Cash and cash equivalents, end of period . .   $    2,155            126        (2,546)       17,732        17,467
                                               ==========     ==========    ==========    ==========    ==========

                                           JONES LANG LASALLE INCORPORATED
                                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                    For the Nine Months Ended September 30, 1999
                                                  ($ in thousands)

                                               Jones Lang
                                                LaSalle                                                Consolidated
                                              Incorporated    Jones Lang                                Jones Lang
                                               (Parent and     LaSalle      Guarantor   Non-Guarantor     LaSalle
                                               Guarantor)    Finance B.V.  Subsidiaries  Subsidiaries  Incorporated
                                              ------------   -----------   ------------ -------------  ------------
Cash flows provided by (used in)
 operating activities. . . . . . . . . . . .    $ (14,483)         --          (88,533)       38,088       (64,928)

Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment . . . . . . . . .          (34)         --          (22,261)       (1,346)      (23,641)
  Cash balances assumed in Jones Lang
    Wootton merger, net of cash paid
    and transaction cost . . . . . . . . . .        --             --           (8,297)      (29,078)      (37,375)
  Other acquisitions and investments, net
    of cash acquired and transaction costs .        --             --           (1,000)       (2,003)       (3,003)
  Subsidiary activity. . . . . . . . . . . .     (113,282)         --          114,856        (1,574)         --
  Investments in real estate ventures. . . .        --             --           11,448         4,644        16,092
                                               ----------     ----------    ----------    ----------    ----------
      Net cash provided by (used in)
        investing activities . . . . . . . .     (113,316)         --           94,746       (29,357)      (47,927)

Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit facility . . .      121,537          --           (6,658)         (498)      114,381
  Common stock issued under stock option
    plan and stock purchase programs . . . .        3,126          --            --            --            3,126
                                               ----------     ----------    ----------    ----------    ----------
      Net cash provided by (used in)
        financing activities . . . . . . . .      124,663          --           (6,658)         (498)      117,507
                                               ----------     ----------    ----------    ----------    ----------
Net increase (decrease) in cash
  and cash equivalents . . . . . . . . . . .       (3,136)         --             (445)        8,233         4,652
Cash and cash equivalents,
  beginning of period. . . . . . . . . . . .        1,703          --            2,160        13,078        16,941
                                               ----------     ----------    ----------    ----------    ----------
Cash and cash equivalents, end of period . .  $    (1,433)         --            1,715        21,311        21,593
                                               ==========     ==========    ==========    ==========    ==========