Form 10-K
period 2000-12-31
JONES LANG LASALLE INC
filed 2001-04-02
CIK 1037976

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934

For the fiscal year
ended December 31, 2000             Commission File Number 1-13145


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

As of March 28, 2001, there were outstanding 29,774,135 shares of the Registrant's Common Stock. The aggregate market value of the Registrant's Common Stock held for non-affiliates on March 28, 2001 was approximately $293,243,183 based on the closing price of $12.28 per share. The aggregate market value of all of the Registrant's 29,774,135 shares of Common Stock outstanding on such date was approximately $365,626,378.

Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on May 14, 2001 are incorporated by reference in
Part III of this report.

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .  21

Item 3.      Legal Proceedings. . . . . . . . . . . . . .  22

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .  22


PART II

Item 5.      Market for the Registrant's Common Equity
             and Related Stockholder Matters. . . . . . .  23

Item 6.      Selected Financial Data. . . . . . . . . . .  24

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  28

Item 7A.     Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . .  42

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  43

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . . 102


PART III

Item 10.     Directors and Executive Officers
             of the Registrant. . . . . . . . . . . . . . 102

Item 11.     Executive Compensation . . . . . . . . . . . 102

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . . 102

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . 102


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . . 103


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS. . . . . 103


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . 105

                                PART I

ITEM 1.  BUSINESS

     COMPANY OVERVIEW

     Jones Lang LaSalle Incorporated ("Jones Lang LaSalle", formerly LaSalle Partners Incorporated), founded in 1968, is a leading full-service real estate services firm that provides investment management, hotel acquisition and disposition, strategic advisory and valuation, property management, corporate property services, development services, project management, tenant representation, agency leasing, investment disposition and acquisition, financing and capital placement services on a local, regional and global basis. Jones Lang LaSalle manages approximately 700 million square feet of property, provides investment management services for approximately $22.5 billion of assets, and operates a business with more than 12,000 employees, including over 5,000 directly reimbursable property maintenance employees, across more than 100 markets on five continents. Jones Lang LaSalle has grown by expanding both its client base and its range of services and products in anticipation of client needs, as well as through a series of strategic acquisitions and a merger. By offering a broad range of real estate products and services, and through its extensive knowledge of domestic and international real estate markets, Jones Lang LaSalle is able to serve as a single source provider of solutions for its clients' full range of real estate needs. The ability to provide this network of services around the globe was solidified effective March 11, 1999 with the merger of the businesses of the Jones Lang Wootton companies ("JLW") with those of LaSalle Partners Incorporated ("LaSalle Partners") (see Organization section below for discussion). In connection with this merger, the name of the company was changed from LaSalle Partners Incorporated to Jones Lang LaSalle Incorporated.

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

     On March 11, 1999, Jones Lang LaSalle (at the time known as LaSalle Partners Incorporated) merged its businesses with those of JLW and changed its name to Jones Lang LaSalle Incorporated. JLW was an employee owned international real estate services firm with approximately 4,000 employees with operations in 32 countries. It provided a wide range of real estate advisory, transactional and asset management services to local, national and international clients in both the private and public sectors and had approximately 280 million square feet under management and approximately $6.3 billion in assets under management. The operations, headquartered in London, were managed geographically with four main regions in Europe, Asia, Australasia and the United States. JLW had a culture, long-term strategy and service capability which were compatible with those of LaSalle Partners. In accordance with the purchase and sale agreements related to the merger, Jones Lang LaSalle issued 14.3 million shares of common stock and paid cash consideration of $6.2 million (see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements provided elsewhere herein for further discussion regarding this transaction).

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

BUSINESS SEGMENTS

     Jones Lang LaSalle manages its business along a combination of functional and geographic lines. In the fourth quarter of 2000, Jones Lang LaSalle consolidated its Hotel Services segment into its respective Owner and Occupier Services segments. Accordingly, operations are now classified into four business segments: the three geographic regions of Owner and Occupier Services, (i) Americas, (ii) Europe and (iii) Asia Pacific, and
(iv) the global business of Investment Management. The Owner and Occupier Services business is operated on a geographic basis and consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively, "implementation services") and property management, corporate property services, development services and project management services (collectively, "management services"). The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals. For financial information and a discussion of the operating performance of each segment refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements provided elsewhere herein.


OWNER AND OCCUPIER SERVICES

     To effectively address the local, regional and global needs of real estate owners and occupiers, Jones Lang LaSalle provides a full spectrum of integrated transaction, property management and corporate property services. These services can be grouped into two types: implementation services and management services. Operations are managed geographically in
three regions: the Americas, Europe and Asia Pacific.   In addition, the
Global Services Management unit supports the regions of Owner and Occupier services on a global basis for marketing, consulting and delivery of best practices to multi-national clients. Set forth below is a discussion of the primary services provided, as well as Global Services Management:


IMPLEMENTATION SERVICES

     Implementation services consist primarily of tenant representation, agency leasing, capital markets and valuation services. Implementation services produced 59.0%, 59.4%, and 40.2% of Jones Lang LaSalle's total revenue for 2000, 1999 and 1998, respectively.

     TENANT REPRESENTATION SERVICES. Jones Lang LaSalle's Tenant Representation Services units assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions and negotiating lease and ownership terms with third parties. Jones Lang LaSalle seeks to assist its clients in lowering real estate costs, minimizing real estate occupancy risks, improving occupancy flexibility and control and creating more productive office environments. A multi-disciplined approach is used to develop occupancy strategies that are linked to its clients' core business objectives. In 2000, Jones Lang LaSalle completed over 2,800 tenant representation transactions involving approximately 34.0 million square feet.

     The tenant representation industry includes a large number of service providers offering a wide range of service quality and capabilities. The Tenant Representation Services units, particularly in the United States, direct their marketing efforts toward developing "strategic alliances" with clients whose real estate requirements include on-going assistance in meeting their real estate needs and also toward clients who have the need to consider multiple real estate options and to execute large complex transactions. The term "strategic alliance" is used in the real estate services industry to refer to longer-term relationships with large owners or occupiers of real estate that, in many cases, require a number of different property services.

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

     Jones Lang LaSalle is generally compensated for Tenant Representation Services on a negotiated fee basis. Although fees are generated by lease commissions, they are often also determined by performance related to targets set by Jones Lang LaSalle and the client prior to Jones Lang LaSalle's engagement and, in the case of strategic alliances, at annual intervals thereafter. Quantitative and qualitative measurements assess performance relative to these goals, and Jones Lang LaSalle is compensated accordingly, with incentive fees often awarded for superior performance. Jones Lang LaSalle's Tenant Representation Services professionals do not earn commissions, but are compensated by means of a base salary and performance bonus that is determined primarily by their contribution to achieving predetermined client performance objectives.

      AGENCY LEASING SERVICES. Jones Lang LaSalle's Agency Leasing Services units create and execute marketing and leasing programs to identify tenants and negotiate leases with terms in the best interests of its clients. Clients are typically investors, property companies, developers or public bodies. In 2000, Jones Lang LaSalle completed approximately 12,000 agency leasing transactions representing approximately
120.0 million square feet of space.

     Agency leasing fees are typically based on a percentage of the value of the lease revenue commitment for leases consummated.

     CAPITAL MARKETS SERVICES. Jones Lang LaSalle's Capital Markets Services include real estate finance, private equity placements, portfolio advisory activities, corporate finance and institutional property sales and acquisitions. In 2000, Jones Lang LaSalle completed institutional property sales and acquisitions, debt financings, equity placements and portfolio advisory activities on assets and portfolios valued at over $21.0 billion.

     Jones Lang LaSalle believes that its Capital Markets Services units have a number of competitive strengths, including their broad accumulated base of real estate investment banking knowledge and an ability to draw on Jones Lang LaSalle's access to global capital sources. Jones Lang LaSalle's Agency Leasing, Property Management and Investment Management units are valuable resources for the Capital Markets Services units in providing local market and property information and local capital markets expertise. As a result of Jones Lang LaSalle's global presence, the Capital Markets Services units have access to international market and property information which creates a platform necessary for these business units to offer their expertise to multinational clients.

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

     VALUATION SERVICES. Jones Lang LaSalle's Valuation Services units provide clients with professional valuation services, helping them to determine accurate values for office, retail, industrial and mixed-use properties. Such services may involve valuing a single property or a worldwide portfolio of multiple property types. Valuations typically involve commercial property, investment grade residential property and land for a variety of purposes including acquisition, disposition, debt and equity financing, mergers and acquisitions, securities offerings and privatization. Clients include occupiers, investors and financing sources from the public and private sectors. Jones Lang LaSalle has valuation specialists capable of providing valuation advice to clients in nearly every developed country. During 2000, Jones Lang LaSalle performed over 28,500 valuations of properties valued in the aggregate at approximately $166.0 billion.

     Compensation for valuation services is generally negotiated for each assignment based on its scale and complexity and will typically relate in part to the value of the underlying assets.

MANAGEMENT SERVICES

     Management services include property management, corporate property services, development and project management services. With a portfolio of approximately 700 million square feet of property under management worldwide, Jones Lang LaSalle is the world's largest property manager. Revenue from management services was 28.7%, 27.6% and 27.3% of total revenue for 2000, 1999 and 1998, respectively.

     PROPERTY MANAGEMENT SERVICES. Jones Lang LaSalle's Property Management Services units provide on-site management services to real estate investors for office, industrial, retail and specialty properties, leveraging their market share and buying power to deliver superior service for clients. Jones Lang LaSalle's goal, as a pioneer in the development of value-creating property management services, is to enhance its clients' property values through aggressive day-to-day management focused on maintaining high levels of occupancy and tenant satisfaction, while lowering the operating costs of such properties. During 2000, Jones Lang LaSalle provided on-site Property Management Services for office, retail, mixed-use and industrial properties totaling approximately 500.0 million square feet.

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

     Jones Lang LaSalle's acquisition of COMPASS and the recent investment in a new property information system in the Americas provide opportunities for Jones Lang LaSalle to leverage its size to offer high quality, low cost services over a wider geographic area. The marketing efforts of the Property Management Services business are directed toward expanding Jones Lang LaSalle's relationships with existing clients, pursuing new third-party management assignments and capitalizing on new business opportunities which may arise from Jones Lang LaSalle Investment Management's initiatives, such as the continuation of its co-investment strategy. In addition, the merger with JLW has provided an opportunity to combine best practices around the globe to enhance current client satisfaction and margin objectives as well as to serve new multinational clients.

     CORPORATE PROPERTY SERVICES. Jones Lang LaSalle was a pioneer in the corporate property services business. Jones Lang LaSalle's Corporate Property Services units provide comprehensive portfolio and property management services to corporations and institutions that outsource the management of their occupied real estate. The properties under management range from corporate headquarters to industrial complexes. Jones Lang LaSalle's target clients typically have large portfolios (usually over one million square feet) with significant opportunities to reduce costs and improve service delivery. Performance measures are generally developed to quantify progress made toward the goals and objectives that are set mutually with clients.

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

     The Corporate Property Services units are compensated on the basis of negotiated fees, which are typically structured to include a base fee and a performance bonus. The performance bonus compensation is based on a quantitative evaluation of progress toward performance measures and regularly scheduled client satisfaction surveys. Corporate Property Services agreements are typically three to five years in duration but are cancellable at any time upon a short notice period, usually 30 to 60 days, as is typical in the industry.

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

     PROJECT MANAGEMENT SERVICES. Jones Lang LaSalle's Project Management Services units provide a variety of services, including interior build-out and conversion management, move management and strategic occupancy planning services to tenants of leased space, owners in self-occupied buildings and owners of real estate investments. The Project Management Services units frequently manage the relocation and build-out initiatives for clients of Jones Lang LaSalle's Property Management Services, Corporate Property Services and Tenant Representation Services units.

    Jones Lang LaSalle is one of the largest providers of project management services in the United States. Jones Lang LaSalle intends to grow its Project Management Services business by expanding into additional markets and by increasing the number of Jones Lang LaSalle's current clients to which the business provides services.

     The Project Management Services units are typically compensated on the basis of negotiated fees. Client contracts are typically multi-year in duration and may govern a number of discrete projects, with individual projects being completed in less than one year.

GLOBAL SERVICES MANAGEMENT

     The Global Services Management unit was created to support the geographic segments of Owner and Occupier Services. It is composed of two management functions: Global Client Services and Global Consulting.

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

INVESTMENT MANAGEMENT

     Jones Lang LaSalle's Investment Management business, which operates under the name of LaSalle Investment Management, provides real estate investment management services to institutional investors, corporations and high net-worth individuals. As of December 31, 2000, Jones Lang LaSalle managed approximately $22.5 billion of real estate assets, making it one of the largest managers of institutional capital invested in real estate assets and securities. Of this total of $22.5 billion of real estate assets, $18.0 billion consisted of direct investment in real estate properties, and $4.5 billion consisted of investment in real estate related securities. Investment Management revenue was 11.8%, 11.2% and 29.0% of total revenue in 2000, 1999 and 1998, respectively. The reduction in the business's contribution to total revenue from 1998 to 1999 was principally the result of increased Owner and Occupier Services revenue during this period as a result of business acquisitions and the JLW merger, which were primarily Owner and Occupier Services businesses.

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

     The investment and capital origination activities of the Investment Management business are becoming increasingly non-U.S. based. As of December 31, 2000, 52% of LaSalle Investment Management's assets under management were invested outside of the United States. Jones Lang LaSalle expects its Investment Management activities outside of the United States, both fund raising and investing, to continue to increase as a proportion of total capital raised and invested and sees a growing trend of cross border capital movement. In 1999, LaSalle Investment Management's application for Approved Fund Manager status was approved by the Monetary Authority of Singapore. This approval marked the first major step in the plan to build an investment management operation to service clients in the Asia Pacific region. In 2000, LaSalle Investment Management opened offices in Singapore and Japan.

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

     DIRECT INVESTMENTS IN REAL ESTATE PROPERTIES. On behalf of its investment management clients, LaSalle Investment Management oversees the acquisition, management, leasing, financing and divestiture of real estate
investments across a broad range of real estate property types.   LaSalle
Investment Management introduced its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including three funds which invest in properties in the United States and two funds that are fully invested in assets located in continental Europe. LaSalle Investment Management also has single client account relationships ("separate accounts") with investors for whom LaSalle Investment Management manages private real estate investments. As of December 31, 2000, Jones Lang LaSalle had over $18.0 billion in assets under management in these funds and separate accounts.

     To take advantage of the trend toward globalization of real estate capital sources, LaSalle Investment Management strengthened and extended its international investment activities with the acquisition, in October 1996, of CIN Property Management. This acquisition made LaSalle Investment Management one of the largest managers of pension fund real estate investments in the United Kingdom, and it provided the basis for LaSalle Investment Management to expand its investment activities and capital raising in the United Kingdom and continental Europe. LaSalle Investment Management currently has approximately $11.3 billion in assets under management in Europe. LaSalle Investment Management is leveraging its organizational strength and access to global capital to take advantage of the accelerating interest in international investment, to expand investment activity to new countries within Europe and Asia Pacific and to strengthen its position as a leading investment manager for real estate capital in the United States.

     In 2000, LaSalle Investment Management completed raising capital for two new commingled funds, Income & Growth II Fund and Euro 5 Fund, which were launched late in 1999, and launched Industrial Development Partner-ship II.

     The Euro 5 Fund is a diversified value-added investment vehicle which focuses on office, business park, retail and industrial properties in areas with above-average growth in France, Italy, Portugal, Spain and Germany. $282 million of capital has been raised for this fund, which together with debt leverage has given the fund approximately $800 million of spending power. The Industrial Development Partnership II has approximately $150 million in committed capital with the ability to leverage by an additional $150 million of debt. This fund will invest in industrial property in the United Kingdom.

     Some investors continue to favor investment managers that co-invest their own funds in newly formed investment vehicles in order to more closely align the interests of the investor and the investment manager. Jones Lang LaSalle believes that its ability to co-invest its funds alongside the investments of clients' funds will continue to be important in certain regions of the world as a factor in retaining and expanding its competitive position. Jones Lang LaSalle also believes that its co-investment strategy will greatly strengthen its ability to raise capital for new investment funds. By creating new investment funds and thereby increasing assets under management, Jones Lang LaSalle also gains the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such assets.

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

     INVESTMENTS IN PUBLIC EQUITY AND DEBT SECURITIES. LaSalle Investment Management offers its clients the ability to invest in separate accounts focused on public real estate equity and debt securities. LaSalle Investment Management principally invests its clients' capital in publicly traded securities of Real Estate Investment Trusts ("REITs") and property company equities but is also active in private placement investments in publicly traded real estate companies and selected investments in private real estate companies seeking capital to ultimately gain access to the public markets. As of December 31, 2000, LaSalle Investment Management had over $4.5 billion of assets under management in these types of investments, of which over $0.4 billion was invested in equities outside of the United States. LaSalle Investment Management is typically compensated by its securities investment clients on the basis of the market value of assets under management with increasing use of incentive fees tied to performance of investments above benchmark levels.

COMPETITIVE ADVANTAGES

     Jones Lang LaSalle believes that it has several competitive advantages which have established it as a leader in the real estate services and investment management industries. Jones Lang LaSalle believes that it is one of the few companies in these industries that possess all of these competitive advantages, which include the following:

     RELATIONSHIP ORIENTATION. Jones Lang LaSalle's client-driven focus enables Jones Lang LaSalle to develop long-term relationships with owners and users of real estate. By developing such relationships, Jones Lang LaSalle generates repeat business and creates recurring revenue sources.
In many cases, Jones Lang LaSalle develops a strategic alliance with clients who have on-going service needs to deliver fully integrated real estate services across multiple business units and office locations. Jones Lang LaSalle's relationship orientation is supported by an employee compensation system, which it believes is unique in the real estate industry. Jones Lang LaSalle compensates its professionals with a salary and bonus plan designed to reward client relationship building, teamwork and quality performance, rather than on a commission basis which is typical in the industry.

     FULL RANGE OF SERVICES. By offering a wide range of high quality, complementary services, Jones Lang LaSalle can combine its services to develop and implement real estate strategies that meet the increasingly complex needs of its clients. In addition, business units are able to develop revenue sources for other business units within Jones Lang LaSalle.

     WORLD-CLASS RESEARCH. Jones Lang LaSalle invests in and relies on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy. The Global Research Committee oversees and coordinates the activities of more than 180 research professionals who cover market and economic conditions in 36 countries around the world. Jones Lang LaSalle produces more than 100 research publications annually. Research will also play a key role in the new, company-wide intranet, keeping colleagues throughout Jones Lang LaSalle attuned to important events and changing conditions in world markets.

     GEOGRAPHIC REACH. Jones Lang LaSalle believes it has established a business presence in the principal real estate markets and that it can build its revenues without a substantial increase in infrastructure costs. With approximately 123 corporate offices on five continents, Jones Lang LaSalle possesses in-depth knowledge of local and regional markets and can provide its full range of real estate services around the globe. This geographic coverage positions the firm to serve its multinational clients and manage investment capital on a global basis.

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


INDUSTRY TRENDS

     INCREASING DEMAND FOR GLOBAL SERVICES; GLOBALIZATION OF CAPITAL FLOWS.

Many corporations, both those based in the United States and those based in other countries, have pursued growth opportunities in international markets. This pursuit has increased the demand for global real estate services, such as corporate property services, tenant representation and leasing and property management. Jones Lang LaSalle believes that this trend will favor those real estate service providers with the capability to provide services in many markets around the world. Additionally, real estate capital flows have become more global as more investors seek real estate investment opportunities beyond their existing borders. This trend has created new markets for investment managers that can facilitate international real estate capital flows and execute cross-border real estate transactions.

     CONSOLIDATION. The real estate services industry has gone through a significant degree of consolidation in recent years, although the pace of consolidation has slowed in the last year. Many large real estate service firms engaged in the property management business, including Jones Lang LaSalle, believe that, as a result of substantial existing infrastructure investments and the ability to spread fixed costs over a broader base of business, it is possible to recognize incrementally higher margins on property management and corporate property services assignments as the amount of square footage under management increases.

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

     ALIGNMENT OF INTERESTS OF INVESTORS AND INVESTMENT MANAGERS. Institutional investors continue to allocate significant portions of their investment capital to real estate, and many investors have shown a desire to commit their capital to investment managers willing to co-invest their own funds with them on specific real estate investments or in real estate funds. In addition, investors are increasingly requiring that the fees paid to investment managers be more closely aligned with investment performance. As a result, Jones Lang LaSalle believes that those investment managers with co-investment capital will have an advantage in attracting real estate investment capital. Co-investment typically brings with it the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such investments.


GROWTH STRATEGY

     Jones Lang LaSalle intends to capitalize on its competitive advantages and the opportunities created by its new global platform to pursue the following growth strategy:

     EXPANDING CLIENT RELATIONSHIPS. Based on its ability to deliver high quality real estate services, Jones Lang LaSalle has been able to successfully leverage discrete client assignments into more comprehensive relationships utilizing some or all of its business groups. Current industry trends, particularly the globalization of corporate clients and the increased outsourcing of real estate services on a global basis, provide a favorable environment for Jones Lang LaSalle to increase the scope of its current client relationships and to develop new relationships through its broad array of services. Jones Lang LaSalle intends to expand the strategic alliance approach it has applied in its Tenant Representation Services unit to the rest of its business units worldwide. Jones Lang LaSalle's business groups identify new clients and markets and pursue opportunities to sell the products and services of many of Jones Lang LaSalle's business units. Jones Lang LaSalle's Global Client Services group, created in 1999, acts as a catalyst in assisting Jones Lang LaSalle professionals in all groups in marketing multiple services of the firm to existing and prospective clients.

     STRENGTHENING INTERNATIONAL PRESENCE. To take advantage of the increasing globalization of real estate capital sources and investment opportunities and the international business expansion of many of its corporate clients, Jones Lang LaSalle intends to focus its near term efforts on further developing and strengthening the global platform which was created by the merger of the LaSalle Partners and JLW businesses. In December 1999, Jones Lang LaSalle combined its former Australasia and Asia regions into the Asia Pacific region. This combination is intended, among other things, to position the firm to use its talent and expertise in the relatively mature market in Australia to pursue growth opportunities in Asia. Similarly, Jones Lang LaSalle plans to leverage its talent and expertise in the United States and Western Europe to pursue growth opportunities in Latin America and Central and Eastern Europe, respectively. In Jones Lang LaSalle's Investment Management business, it intends to take advantage of its global platform to increase activities outside the United States and capitalize on the growing trend of cross-border capital movement. In order to serve its clients' increasingly global real estate needs and to pursue new business opportunities, the firm will pursue selective acquisitions in product categories and geographic niches. In 2000, the Investment Management business has established a presence in Germany, Japan and Singapore.

     PROVIDING CONSISTENT, HIGH QUALITY SERVICE. The firm has created a Global Services Management unit designed to ensure the worldwide operations work and interact at the consistently high levels clients have grown to expect. Through the delivery of consistent, high quality service, the firm aims to expand its current client relationships, grow the business organically and further strengthen the firm's name recognition and reputation.

     PURSUING CO-INVESTMENT OPPORTUNITIES. Jones Lang LaSalle intends to continue its strategy of co-investing with its investment management clients. As of December 31, 2000, Jones Lang LaSalle had a total net investment of $74.6 million in 28 separate property or fund co-investments with additional capital commitments of $15.7 million for future fundings of co-investments. The acquisition cost of the properties acquired through these co-investments exceeds $2.0 billion. Existing co-investments consist primarily of direct investments in office properties, land and development properties purchased within the last five years; investments in commingled investment funds; and, as of December 31, 2000, the investment in LaSalle Hotel Properties ("LHO"), the public real estate investment trust advised by Jones Lang LaSalle. See Note 7 to the financial statements which discusses Jones Lang LaSalle's divestiture of its investment in LHO in 2001.

     Jones Lang LaSalle's co-investment strategy is supported by its broad fundamental real estate research capabilities, which include identifying trends in geographic regions and property types. Jones Lang LaSalle's extensive knowledge of local markets drawn from its presence and work in these markets facilitates the identification and evaluation of specific investment opportunities. Co-investments provide Jones Lang LaSalle with the opportunity both to participate in returns generated by such investments and to provide services related to the acquisition, financing, property management, leasing and disposition of such investments. As a result of the JLW merger, the combined firm has an increased access to international market knowledge, positioning the firm to take advantage of recovering markets in various regions throughout the world.

     DEVELOPING A TECHNOLOGY AND E-BUSINESS STRATEGY. Jones Lang LaSalle's technology strategy is to create an open, advanced technology platform that increases the efficiency of its professionals and enables its clients to achieve their real estate and broader business objectives.

    This strategy includes utilizing the Internet to enhance existing services provided to clients and to develop entirely new services via e-commerce. Jones Lang LaSalle is in the final stages of implementing a global data network, a reliable, high-speed system that will enable clients and employees around the world to efficiently communicate with each other. In addition, Jones Lang LaSalle plans to utilize the Internet to aggregate purchases in its managed property portfolio, to invest in software applications for the Project Management and Development Management businesses, to expand the use of electronic auction sites and to offer clients online access to portfolio performance data.

     Jones Lang LaSalle is also working with several external technology service providers. This element of the firms strategy is focused on investments in relevant companies to shape the products and services they deliver. The investments include entering into consulting and advisory agreements in addition to making cash equity investments.

     During 2000 Jones Lang LaSalle evaluated a number of e-business opportunities. On April 26, 2000, the formation of Octane, an e-commerce alliance with two other leading U.S. real estate services firms was announced. This alliance will develop e-business solutions for the real estate services industry and will focus on procurement, transaction execution, support services and other business-to-business activities. On April 26, 2000, Jones Lang LaSalle announced its involvement in a consortium to develop a vertically integrated property portal called propbuzz.com. Propbuzz.com, based in Singapore, will be a one-stop complete property resource portal with a wide range of residential and commercial property listings, current property transacted prices, premier research information and a host of supporting services in the property transaction chain. On May 5, 2000, the members of Octane announced their intent to join 11 other leading North American real estate firms to form Constellation, a real estate e-business company. This company will form, incubate and sponsor real estate-related Internet, e-commerce and broadband enterprises; acquire interests in existing leading companies on a synergistic basis; and act as an opportunistic consolidator across property sectors in the emerging real estate technology area. On June 29, 2000, Jones Lang LaSalle announced that, together with two other leading international property services firms and an international business to business publisher, Jones Lang LaSalle would be reviewing the opportunity to develop a pan-European commercial property listing service, information and data research portal. The venture, if formed, is intended to be an independently managed company with its own brand and may ultimately include other content and technology partners.

     On July 12, 2000, it was announced that Jones Lang LaSalle, together with two other leading U.S. real estate services firms, had participated in a $30 million preferred stock financing for SiteStuff.com, Inc., an e-marketplace for owners and operators of commercial and multi-family real estate properties. The $10.0 million participation was funded on July 19, 2000. SiteStuff will enable Jones Lang Lasalle to aggregate the purchase of property management maintenance, repair and operations products and services for the benefit of clients in the U.S.

     Jones Lang LaSalle will continue to seek e-commerce opportunities which enhance its product and service offerings. However, the current capital markets related to e-commerce and technology companies create substantial risk to the viability of the investments made, and as a result, Jones Lang LaSalle is carefully analyzing and reviewing each investment and taking a cautious approach to further external e-commerce and technology investments. Jones Lang LaSalle will continue its focus on alternatives that will enhance the efficiency and productivity of its employees and clients.

EMPLOYEES

     Jones Lang LaSalle employs over 5,000 professional staff members, 2,000 support personnel and over 5,000 directly reimbursable property maintenance workers. Approximately 4,700 of Jones Lang LaSalle's professional staff and support personnel, and over 2,200 of its directly reimbursable property maintenance workers are based in countries other than the United States. None of Jones Lang LaSalle's employees are members of any labor union with the exception of approximately 550 of its directly reimbursable property maintenance employees. Satisfactory relations have generally prevailed between Jones Lang LaSalle and its employees.


RISKS INHERENT IN THE INDUSTRY OR PARTICULAR TO JONES LANG LASALLE

     DETERIORATION IN ECONOMIC CONDITIONS AND THE REAL ESTATE MARKETS COULD HARM JONES LANG LASALLE'S BUSINESS. Jones Lang LaSalle is negatively impacted by periods of economic slowdown or recession in a given region, rising interest rates or declining demand for real estate. These economic conditions could have a number of effects which could have a material adverse impact on certain segments of the business, including the following:

 .
a decline in acquisition, disposition and leasing activity;

 .
a decline in the supply of capital invested in commercial real estate; and

 .
a decline in the value of real estate and in rental rates (which would cause Jones Lang LaSalle to realize lower revenue from (1) investment management fees (typically based upon the performance of managed investments), (2) property management fees (which in certain cases are calculated as a percentage of the revenue of the property under management) and (3) commissions or fees derived from property valuation, sales and leasing (which are typically based on the value, sale price or lease revenue commitment, respectively).

     The real estate market tends to be cyclical and related to the condition of the economy as a whole or, at least, to the perceptions of investors and users as to the economic outlook. For example, if property owners believe that an economic downturn is likely to occur in the near future, some may sell their properties in anticipation. This activity could result in the new owners changing property and investment management firms, which could cause Jones Lang LaSalle to lose some assignments or to make the retained clients or assignments less profitable. Jones Lang LaSalle operates in markets throughout the world. An economic downturn in several of them or in significant markets could have a material adverse effect on Jones Lang LaSalle's business, results of operations and financial condition.

    JONES LANG LASALLE'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO RISKS ARISING FROM THE INTERNATIONAL SCOPE OF ITS OPERATIONS. For the year ended December 31, 2000, Jones Lang LaSalle derived approximately 59.5% of its total revenue from outside the United States. After giving pro forma effect to the merger with JLW, Jones Lang LaSalle derived approximately 57.8% of its total revenue from sales outside the United States in the fiscal year ended December 31, 1999. The increased scope of international operations may lead to more volatile financial results and difficulties in managing the combined businesses because of, but not limited to, the following:

 .
political instability in the nature of what has occurred in recent years in Indonesia, the Philippines and Russia, but which may arise in any particular region;

 .
greater difficulty in collecting accounts receivable in certain geographic regions such as Asia, where many countries have underdeveloped insolvency laws and clients often are slow to pay, and Europe, where clients in some countries, particularly Spain, Italy and France, also tend to delay payments;

 .
unexpected changes in regulatory requirements;

 .
currency restrictions and exchange rate fluctuations, such as the recent behavior of the exchange rate of the U.S. dollar relative to the euro, the pound sterling and the Australian dollar;

 .
difficulties and costs of staffing and managing international operations;

 .
potentially adverse tax and tariff consequences;

 .
foreign ownership restrictions with respect to operations in certain countries such as Indonesia, India and China;

 .
the burden of complying with multiple and potentially conflicting laws;

 .
the impact of regional or country-specific business cycles and economic instability; and

 .
the geographic, time zone, language and cultural differences between personnel in different areas of the world.

     Jones Lang LaSalle has committed additional resources to expand its worldwide sales and marketing activities, to globalize its service offerings and products and to develop local sales and support channels. If Jones Lang LaSalle is unable to implement successfully these plans, to maintain adequate long-term strategies which successfully manage the risks associated with its global business or to adequately manage operational fluctuations, its business, operating results and financial condition could be materially and adversely affected.

     JONES LANG LASALLE'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO PARTICULAR RISKS IN CERTAIN REGIONS OF THE WORLD.

Jones Lang LaSalle may experience an operating loss in one or more regions of the world for one or more periods, which could have a material adverse effect on its business, operating results and financial condition. Jones Lang LaSalle's ability to manage such operational fluctuations and to maintain adequate long-term strategies in the face of such developments will be critical to its continued growth and profitability. For the year ended December 31, 2000, Jones Lang LaSalle generated 42.0% of its revenue in the Americas, of which 40.5% is generated in the United States, 43.2% in Europe and 14.8% in Asia Pacific. For the year ended December 31, 1999, after giving pro forma effect to the merger with JLW, Jones Lang LaSalle generated 43.3% of its revenue in the Americas (42.2% in the United States), 40.0% in Europe and 16.7% in Asia Pacific. See the Notes to Consolidated Financial Statements included herein for further geographical financial information.

     During 1998 and 1997, Southeast and East Asia were impacted by financial turmoil which was initially reflected in rapidly falling exchange rates relative to the U.S. dollar. This development led to falling stock market indices and asset values and reduced economic growth prospects. Additionally, some property markets were affected by speculative developments resulting in an oversupply of completed or partially completed space. Property prices fell along with prices of other investments and asset values. Although there is evidence of recovery in economic conditions in many Asian markets, the pace of recovery has been generally slow and uneven among various countries. The recovery of property markets in various countries will depend upon both economic conditions as well as the level of oversupply in the particular market. Although current evidence suggests that most markets in Asia have bottomed out and are recovering, there can be no assurance that conditions will not again worsen. Additionally, although sound conditions currently prevail in most of the significant markets in which Jones Lang LaSalle operates, there can be no assurance that this will continue. A worsening of conditions in Asia or in other markets in which Jones Lang LaSalle operates could have a material adverse effect on its business, operating results and financial condition.

     JONES LANG LASALLE IS EXPOSED TO LOSSES FROM CURRENCY FLUCTUATIONS. Due to the constantly changing currency exposures to which it is subject and the volatility of currency exchange rates, Jones Lang LaSalle is exposed to currency losses in the future. It cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2000, on an adjusted basis excluding the effect of stock compensation expense related to the merger with JLW, 38% of Jones Lang LaSalle's adjusted net earnings was attributable to operations with U.S. dollars as their functional currency, and 62% was attributable to operations having other functional currencies. Fluctuations in the value of the US dollar relative to the other currencies in which Jones Lang LaSalle generates earnings could materially adversely affect its business, operating results and financial condition. Fluctuations in currencies relative to the US dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

Jones Lang LaSalle is authorized to use currency hedging instruments, including foreign currency forward contracts, purchased currency options and borrowings in foreign currency. Economic risks associated with these hedging instruments include: (i) unexpected fluctuations in interest rates impacting Jones Lang LaSalle's future buying power for purchasing foreign currencies; and (ii) unexpected changes in the timing and collection of funds related to the hedging instruments, both of which can cause hedging instruments to be ineffective. An ineffective hedging instrument may expose Jones Lang LaSalle to currency losses, which could have an adverse effect on Jones Lang LaSalle's business, financial condition and results of operations. There can be no assurance that such hedging will be effective.

     REAL ESTATE SERVICES MARKETS ARE HIGHLY COMPETITIVE. Jones Lang LaSalle competes across a variety of business disciplines within the commercial real estate industry, including investment management, tenant representation, corporate property services, construction and development management, property management, agency leasing, valuation and capital markets. In general, with respect to each of Jones Lang LaSalle's business disciplines, it cannot assure that it will be able to continue to compete effectively, will be able to maintain current fee arrangements or margin levels or will not encounter increased competition. Each of the business disciplines in which Jones Lang LaSalle competes is highly competitive on an international, regional and local level. Depending on the industry segment, Jones Lang LaSalle faces competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms (any of which may be a global, regional or local firm). Many of Jones Lang LaSalle's competitors are local or regional firms, which are substantially smaller in size, but which may be larger than Jones Lang LaSalle in a specific local or regional market.

     The advent of the internet has introduced new ways of providing real estate services, as well as new competitors to the industry. Jones Lang LaSalle cannot currently predict which competitors will remain in the industry nor can it predict what its response to them will be. This response could require significant capital resources, changes in Jones Lang LaSalle's organization or technological changes. If Jones Lang LaSalle is not successful in developing and implementing a strategy to address the risks and to capture the related opportunities presented by technological changes on the emergence of e-business, the business, financial condition or results of operations could be materially adversely affected.

     JONES LANG LASALLE MAY LOSE SERVICE AGREEMENTS OR CLIENT RELATIONSHIPS. As a result of the strong, long-term client relationships, many of Jones Lang LaSalle's clients use its services consistently for new assignments and many also use a variety of different services. If Jones Lang LaSalle fails to maintain existing relationships or fails to develop and maintain new client relationships, it could experience a material adverse effect on its business, financial condition or results of operations. Jones Lang LaSalle is substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements are cancellable by the client for any reason on as little as 30 to 60 days' notice, as is typical in the industry. These contracts may be cancelled prior to their expiration or not renewed when their respective terms expire.

     A DECLINE IN THE PERFORMANCE OF PROPERTY JONES LANG LASALLE MANAGES COULD DEPRESS ITS REVENUE GROWTH AND COULD CAUSE ITS REVENUE TO DECLINE. Jones Lang LaSalle's revenue from property management services is generally based upon percentages of the revenue generated by the properties that it manages, and its leasing commissions typically are based on the value of the lease revenue commitments. Jones Lang LaSalle's revenue would be adversely affected by decreases in the performance of the properties it manages. Property performance typically depends upon:

 .
the ability to attract and retain creditworthy tenants;

 .
the ability to manage operating expenses, which in some cases Jones Lang LaSalle cannot control;

 .
financial and economic conditions generally and in the specific areas where properties are located; and

 .
the real estate market generally.

     JONES LANG LASALLE'S CO-INVESTMENT ACTIVITIES SUBJECT IT TO REAL ESTATE INVESTMENT RISKS. An important part of Jones Lang LaSalle's investment strategy includes investing its capital in real estate investments with its investment management clients. Jones Lang LaSalle's participation in real estate transactions through co-investment activity could increase fluctuations in its earnings and cash flow. Other risks associated with such activities include:

 .
loss of investments;

 .
difficulties associated with international co-investment described in "Jones Lang LaSalle's Business, Operating Results and Financial Condition are Subject to Risks Arising from the International Scope of its Operations" and "Jones Lang LaSalle is Exposed to Losses from Currency Fluctuations"; and

 .
the potential lack of control over the disposition of any co-investments or the timing of the recognition of gains, losses or potential incentive participation fees.

     THE CONCENTRATION OF JONES LANG LASALLE'S INCOME IN THE FOURTH QUARTER MAY CAUSE A LOSS IN OTHER QUARTERS. Jones Lang Lasalle's operating income and earnings have historically been substantially lower during the first three calendar quarters than in the fourth quarter. The reasons for the concentration of income and earnings in the fourth quarter include a general, industry-wide focus on completing transactions by calendar year end, as well as the constant nature of its non-variable expenses throughout the year versus the seasonality of its revenues. This fact has historically resulted in a small loss in the first quarter, a small profit or loss in the second quarter, a profit in the third quarter and a larger profit in the fourth quarter, excluding the recognition of investment generated performance fees.

     JONES LANG LASALLE MAY INCUR LIABILITIES RELATED TO ITS SUBSIDIARIES BEING GENERAL PARTNERS OF NUMEROUS GENERAL AND LIMITED PARTNERSHIPS. Jones Lang LaSalle has subsidiaries which are general partners in numerous general and limited partnerships which invest in or manage real estate assets. Any subsidiary which is a general partner is potentially liable to its partners and for obligations of its partnership. If Jones Lang LaSalle's exposure as a general partner is not limited, or if its exposure as a general partner is expanded in the future, any resulting losses may have a material adverse effect on its business, results of operations and financial condition. Jones Lang LaSalle owns its general partnership interests through special purpose subsidiaries. Jones Lang LaSalle believes this structure will limit its exposure to the total amount it has invested in and the amount of notes from or advances and commitments to such special purpose subsidiaries. However, this limited exposure may be expanded in the future based upon, among other things, changes in Jones Lang LaSalle's operating practices, changes in applicable laws or the application of additional laws to its business.

     JONES LANG LASALLE MAY INCUR ENVIRONMENTAL LIABILITY IN ITS ROLE AS ON-SITE PROPERTY MANAGER. Various national, state and local laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. Jones Lang LaSalle may be held liable as an operator for such costs in its role as an on-site property manager. In addition, Jones Lang LaSalle could be held liable for liability incurred at the properties managed by JLW prior to the merger. The liability may be imposed even if the original actions were legal and Jones Lang LaSalle did not know of, or was not responsible for, the presence of such hazardous or toxic substances. Jones Lang LaSalle may also be solely responsible for the entire payment of the liability if it is subject to joint and several liability with other responsible parties who are unable to pay. Jones Lang LaSalle may be subject to additional liability if it fails to disclose environmental issues to a buyer or lessee of property or if a third party is damaged or injured as a result of environmental contamination emanating from the site (including the presence of asbestos containing materials). Additionally, some environmental laws create a lien on the site in favor of the government for damages and costs it incurs in connection with the contamination. Jones Lang LaSalle may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from a site, including the presence of asbestos containing materials. Jones Lang LaSalle cannot be sure that any of such liabilities to which it or any of its affiliates may become subject will not have a material adverse effect upon its business, results of operations or financial condition.

     JONES LANG LASALLE HAS A SUBSTANTIAL AMOUNT OF DEBT, WHICH IT MAY NOT BE ABLE TO SATISFY AND WHICH COULD IMPEDE ITS OPERATIONS AND FLEXIBILITY. Jones Lang LaSalle has a substantial amount of debt and debt service obligations. At December 31, 2000, Jones Lang LaSalle had $249.9 million of indebtedness on a consolidated basis. Jones Lang LaSalle needs euros
14.9 million, or $14.0 million, annually to make required interest payments on the 9.0% Senior Euro Notes (the "Euro Notes"). Approximately $9.3 million is needed on an annual basis to make required interest payments under the revolving portion of the multicurrency credit facility, based on expected average outstanding borrowings for the year under the multicurrency credit facility of $132.0 million and assuming an interest rate of 7.0%. If Jones Lang LaSalle is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes or under the multicurrency credit facility, including from cash and cash equivalents on hand, it will be in default under the terms of the indenture or the multicurrency credit agreement, as the case may be, which could, in turn, cause defaults under other existing and future debt obligations.

     Even if Jones Lang LaSalle is able to meet its debt service obligations, the amount of debt it has could adversely affect it in a number of other ways, including the following:

 .
Jones Lang LaSalle may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

 .
a significant portion of cash flow from operations must be dedicated to debt service, which reduces the amount of cash available for other purposes.

 .
Jones Lang LaSalle may be disadvantaged as compared to its competitors as a result of the significant amount of debt it owes; and

 .
Jones Lang LaSalle's ability to adjust to changing market conditions may be hampered by the amount of debt it owes.

     BECAUSE BORROWINGS UNDER THE MULTICURRENCY CREDIT FACILITY ARE SUBJECT TO VARIABLE RATES OF INTEREST, A RISE IN MARKET INTEREST RATES OR JONES LANG LASALLE'S DEBT RATIO COULD INCREASE BORROWING COSTS SIGNIFICANTLY.
The loans under the multicurrency credit facility bear interest at a base rate plus a margin that varies according to the ratio of debt to consolidated net income before interest, taxes, depreciation, amortization and specified other costs. The base rate is either the then-applicable prime commercial rate, the Federal Funds rate plus 50 basis points or, in the case of eurocurrency loans, the British Bankers' Association Interest Settlement Rate. Jones Lang LaSalle is vulnerable to increases in interest rates as a result of either increases in the base rate or the variable margin. For the twelve months ended December 31, 2000, the weighted average interest rate for the loans under the revolving portion of the multicurrency credit facility was 8.25%, and interest expense associated with the revolving portion of the multicurrency credit facility was $13.6 million. An increase of 50 basis points in the effective interest rate under the revolving portion of the multicurrency credit facility for the same period would have resulted in $14.4 million of interest expense, a $0.8 million increase.

     THE TERMS OF JONES LANG LASALLE'S DEBT CONTAIN A NUMBER OF RESTRICTIVE COVENANTS, WHICH RESTRICT ITS FLEXIBILITY AND WHICH, IF BREACHED, COULD RESULT IN ACCELERATION OF THE EURO NOTES AND THE DEBT UNDER THE MULTICURRENCY CREDIT FACILITY. The indenture governing the Euro Notes and the multicurrency credit agreement contain covenants that limit actions. These covenants could materially and adversely affect Jones Lang LaSalle's ability to finance its future operations or capital needs or to engage in other business activities that may be in its best interest. The covenants limit Jones Lang LaSalle's ability to, among other things:

 .
engage in new lines of business;

 .
encumber assets;

 .
enter into sale and leaseback transactions;

 .
merge, consolidate or dispose of a substantial part of assets;

 .
dispose of stock in subsidiaries or have subsidiaries issue stock;

 .
engage in acquisitions, make loans, extend guarantees or enter into other investments;

 .
incur indebtedness;

 .
pay dividends and make other distributions to shareholders; and

 .
enter into transactions with affiliates.

     The multicurrency credit agreement also contains covenants concerning the maintenance of maximum debt to EBITDA ratios and a minimum liquidity ratio.

     Jones Lang LaSalle's ability to comply with these covenants may be affected by events beyond its control, and it cannot be sure that it will be able to comply. A breach of any of these covenants could result in a default under the indenture and/or the multicurrency credit agreement and, potentially, an acceleration of the obligation to repay the Euro Notes and/or the indebtedness under the multicurrency credit agreement. An event of default under the indenture and/or the multicurrency credit agreement could also cause other debt to become immediately due and payable under cross-default and cross-acceleration provisions.

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

     Additionally, the Stockholder Agreements and DEL Stockholder Agreements require the persons bound by them to take reasonable actions to assure that they do not transfer shares to a person which is, or would as a result of the transfer become, the owner of 5% or more of the outstanding Jones Lang LaSalle common stock. This requirement does not apply to the extent shares are sold in accordance with certain securities regulations. As a result, during the term of the Stockholder Agreements and the DEL Stockholder Agreements, as long as persons who hold a majority of the issued and outstanding common stock of Jones Lang LaSalle continue to be bound by these agreements, the Jones Lang LaSalle board of directors will be composed of individuals nominated in accordance with the procedures set forth in the amended bylaws, and stockholders of Jones Lang LaSalle will have a limited influence on the outcome of votes of the stockholders of Jones Lang LaSalle on the matters covered by such agreements. The persons bound by the Stockholder Agreements and DEL Stockholder Agreements hold, as of March 28, 2001, approximately 50% of the issued and outstanding shares of Jones Lang LaSalle common stock.

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

     The provisions of the agreements described above, as well as Jones Lang LaSalle's charter and bylaws, and the MGCL, could discourage bids for common stock as well as adversely affect the market price of common stock.



ITEM 2.  PROPERTIES

     Jones Lang LaSalle's principal holding company headquarters is located at 200 East Randolph Drive, Chicago, Illinois, where Jones Lang LaSalle currently occupies over 100,000 square feet of office space pursuant to a lease that expires in February 2006. Jones Lang LaSalle's principal operational headquarters is located at 22 Hanover Square, London, England where approximately 83,000 square feet are leased under a lease expiring in June 2004. Regional headquarters are located in Chicago, London and Singapore. Jones Lang LaSalle has approximately 123 local offices worldwide located in most major cities and metropolitan areas as follows:
40 offices in the Americas (including 32 in the United States), 52 offices in 19 countries in Europe and 31 offices in 10 countries in Asia Pacific. Jones Lang LaSalle's offices are each leased pursuant to agreements with terms ranging from month-to-month to ten years. In addition, Jones Lang LaSalle has property and other offices located throughout the world. On-site property management offices are generally located within properties under management and are provided without cost.

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

     On March 16, 2001, Jones Lang LaSalle became aware that HIH Insurance Ltd. ("HIH") and its subsidiaries, an Australian insurance group, had entered provisional liquidation on the previous evening and thus had ceased writing new business and was to be placed in run-off mode. HIH had provided public liability coverage to the Australian operations of JLW for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring in properties that Jones Lang LaSalle had property management responsibilities for. Under the terms of the policies, Jones Lang LaSalle's deductible on these claims was $0, and therefore, HIH had responsibility for "day-to-day" management of claims and potential claims once they had been notified of them. Given the nature of these claims, there are a large number of claims that have yet to be resolved and it is possible that further claims will be made.

     It is likely that a "Scheme of Arrangement" will be put in place to deal with outstanding claim payments, and it is unclear at this stage the extent to which claims will be paid. In addition, given the difficult nature of estimating liabilities for this type of insurance company, it is unlikely that there will be sufficient certainty as to allow any claim payments to be paid by HIH for at least twelve months. Jones Lang LaSalle is currently working with its professional advisors to better understand and quantify (1) the claims which remain open and may be made, (2) the ongoing exposures related to these claims, (3) the likelihood that HIH will be able to fund these exposures, and (4) the potential for these claims to be covered by other insurance policies with other insurance companies.

     In the opinion of management, the ultimate resolution of the HIH run-off is not expected to have a material adverse effect on the financial condition or liquidity of Jones Lang LaSalle.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Jones Lang LaSalle's stockholders during the fourth quarter of 2000.

                                PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Jones Lang LaSalle's Common Stock is listed for trading on the New York Stock Exchange under the symbol "JLL."

     As of March 28, 2001, there were approximately 4,300 beneficial holders of Jones Lang LaSalle's Common Stock.

     The following table sets forth the high and low sale prices of the Common Stock as reported on the New York Stock Exchange.

2000                                                 High        Low
                                                    ------      ------
  First Quarter . . . . . . . . . . . . . . . .     $15.50      $10.06
  Second Quarter. . . . . . . . . . . . . . . .     $16.00      $13.38
  Third Quarter . . . . . . . . . . . . . . . .     $15.13      $11.63
  Fourth Quarter. . . . . . . . . . . . . . . .     $14.00      $12.25

1999                                                 High        Low
                                                    ------      ------
  First Quarter . . . . . . . . . . . . . . . .     $36.50      $27.56
  Second Quarter. . . . . . . . . . . . . . . .     $32.00      $25.94
  Third Quarter . . . . . . . . . . . . . . . .     $30.00      $12.63
  Fourth Quarter. . . . . . . . . . . . . . . .     $16.69      $ 9.19

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


TRANSFER AGENT
Computershare Investor Services
2 North LaSalle Street
Chicago, Illinois  60602

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)

     The following table sets forth summary historical consolidated financial data for Jones Lang LaSalle.  The information should be read in conjunction with Jones Lang LaSalle's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                         Year Ended December 31,
                              ---------------------------------------------------------------------------

                                                                                                 2000
                                                                                               Adjusted
                                     2000       1999        1998        1997         1996       Actual
                                  ----------  ---------  ------------------- ------------------------------
                                                  (in thousands, except share data)
Statement of Operations Data:
  Total revenue (1) . . . . . . . $  925,823    755,439     304,464     224,773     159,453      925,823
                                  ----------  ---------  ----------   ---------  ----------   ----------
 Operating income (loss) (1). . .      6,403    (71,303)     37,842      35,114      26,901        6,403
 Interest expense . . . . . . . .     27,182     18,211       4,153       3,995       5,730       27,182
                                  ----------  ---------  ----------   ---------  ----------   ----------
 Earnings (loss) before
   provision for income taxes
   and minority interest. . . . .    (20,779)   (89,514)     33,689      31,119      21,171      (20,779)
 Net provision for income taxes .     22,053      5,328      13,224       5,279       1,207       22,053

 Minority interest in losses
   of subsidiaries. . . . . . . .        (21)     --          --          --          --             (21)
                                  ----------  ---------  ----------   ---------  ----------   ----------
 Earnings (loss) before
   cumulative effect of change
   in accounting principle. . . .    (42,811)   (94,842)     20,465      25,840      19,964      (42,811)
 Cumulative effect of change
   in accounting principle. . . .    (14,249)     --          --          --          --         (14,249)
                                  ----------  ---------  ----------   ---------  ----------   ----------
 Net earnings (loss). . . . . . . $  (57,060)   (94,842)     20,465      25,840      19,964      (57,060)
                                  ==========  =========  ==========  ==========  ==========   ==========
 Basic earnings (loss) per
   common share before cumulative
   effect of change in accounting
   principle (2). . . . . . . . . $    (1.72)     (4.20)       1.26        1.50

 Cumulative effect of change in
   accounting principle . . . . .      (0.58)     --          --          --
                                  ---------- ----------  ----------  ----------
 Basic earnings (loss) per
   common share (2) . . . . . . . $    (2.30)     (4.20)       1.26        1.50
                                  ========== ==========  ==========   =========




                                                         Year Ended December 31,
                              ---------------------------------------------------------------------------

                                                                                                 2000
                                                                                               Adjusted
                                     2000       1999        1998        1997         1996       Actual
                                  ----------  ---------  ------------------- ------------------------------
                                                  (in thousands, except share data)
 Basic weighted average
   shares outstanding . . . . . . 24,851,823 22,607,350  16,215,478  16,200,000
                                  ========== ==========  ==========  ==========
 Diluted earnings (loss)
   per common share before
   cumulative effect of
   change in accounting
   principle (2). . . . . . . . . $    (1.72)     (4.20)       1.25        1.49
 Cumulative effect of change in
   accounting principle . . . . .      (0.58)     --          --          --
                                  ---------- ----------  ----------  ----------
 Diluted earnings (loss) per
 common share (2) . . . . . . . . $    (2.30)     (4.20)       1.25        1.49
                                  ========== ==========   =========  ==========
 Diluted weighted average
   shares outstanding . . . . . . 24,851,823 22,607,350  16,387,721  16,329,613
                                  ========== ==========  ==========  ==========

Adjustments (3):
 Merger related non-recurring
   charges. . . . . . . . . . . .                                                                 85,795
 Tax benefit associated with
   merger related non-recurring
   charges. . . . . . . . . . . .                                                                 (2,513)

Cumulative effect of change in
  accounting principle. . . . . .                                                                 14,249
                                                                                              ----------
Adjusted net earnings (4) . . . .                                                                 40,471
                                                                                              ==========




                                                         Year Ended December 31,
                              ---------------------------------------------------------------------------

                                                                                                 2000
                                                                                               Adjusted
                                     2000       1999        1998        1997         1996       Actual
                                  ----------  ---------  ------------------- ------------------------------
                                                  (in thousands, except share data)
Other Data:
Adjusted EBITDA (5) . . . . . . . $  135,345    116,774      61,318      44,207      32,317      135,345
Ratio of earnings to fixed
  charges (6) . . . . . . . . . .       0.19X     --           5.54X       5.88X       3.73X       2.50X
                                  ========== ==========  ==========  ==========   =========   ==========
Cash flows provided by (used in):
 Operating activities . . . . . .    140,340    (18,227)     23,000      40,577      13,964      140,340

 Investing activities . . . . . .    (66,590)   (80,867)   (239,096)    (14,126)    (32,478)     (66,590)

 Financing activities . . . . . .    (78,215)   105,461     202,377      (3,128)     17,189      (78,215)

Investments under management (7). 22,500,000 21,500,000  14,200,000  14,700,000  15,200,000   22,500,000
Total square feet under
  management (8). . . . . . . . .    700,000    700,000     400,500     202,700     131,600      700,000
                                  ========== ==========  ==========   ==========  =========   ==========


Balance Sheet Data:
 Cash and cash equivalents. . . . $   18,843     23,308      16,941      30,660       7,207

 Total assets . . . . . . . . . .    914,045    924,800     490,921     219,887     156,614

 Total debt . . . . . . . . . . .    249,947    322,386     202,923       --         55,551

 Total liabilities. . . . . . . .    581,707    600,864     321,349      72,990     132,367

 Total partners' capital/
   stockholders' equity . . . . .    332,338    323,936     169,572     146,897      24,247







(1) Historical revenue and operating expenses in the amount of $16.5 million for the year ended December 31, 1996 has been reclassified to reflect personnel cost reimbursements received on property management or specific client assignments on a net rather than gross basis. There was no effect on operating income or net earnings as historically reported.

(2) Basic and diluted earnings per common share for 1997 are calculated based on net earnings for the period from conversion to corporate form, July 22, 1997, through December 31, 1997. No earnings per share data exists for 1996, as Jones Lang LaSalle was not operating under the corporate form.

(3) Adjustments include (i) the removal of merger related non-recurring charges consisting of compensation expense associated with the issuance of shares of Jones Lang LaSalle Incorporated's common stock to former employees of Jones Lang Wootton, and (ii) the cumulative effect of change in accounting principle in connection with the adoption of SAB 101.

(4) Management believes that Adjusted Net Earnings is useful to investors as a measure of operating performance, cash generation and ability to service debt. However, Adjusted Net Earnings should not be considered as an alternative either to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or
(iii) liquidity.

(5) Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation and amortization and merger related non-recurring charges. Management believes that Adjusted EBITDA is useful to investors as a measure of operating performance, cash generation and ability to service debt. However, Adjusted EBITDA should not be considered as an alternative either to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity.

(6) For purposes of computing the ratio of earnings to fixed charges, earnings represents net earnings (loss) before income taxes plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortization of debt discount and financing costs, capitalized interest and one-third of rental expense which Jones Lang LaSalle believes is representative of the interest component of rental expense. Due to the merger related non-recurring charges, earnings were insufficient to cover fixed charges by $89.5 million for the year ended December 31, 1999.

(7) Investments under management represent the aggregate fair market value or cost basis of assets managed by the Jones Lang LaSalle Investment Management segment as of the end of the periods reflected.

(8)  Represents the total square footage of properties for which Jones
Lang LaSalle provided property management and leasing or corporate property services as of the end of the periods reflected.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis is presented in four sections. The first section discusses certain items affecting the comparability of results and certain market and other risks that Jones Lang LaSalle faces. The second section analyzes the Results of Operations, first on a consolidated basis and then for each of the business segments of Jones Lang LaSalle. The final two sections address Consolidated Cash Flows and Liquidity and Capital Resources.

INTRODUCTION TO THE BUSINESS

ITEMS AFFECTING COMPARABILITY

ACQUISITIONS AND MERGER

     Jones Lang LaSalle has grown by expanding its client base and the range of services and products it offers. In addition, Jones Lang LaSalle has made a series of strategic acquisitions since the Initial Public Offering of LaSalle Partners Incorporated in 1997 and also entered into the merger with the Jones Lang Wootton companies ("JLW").

     The most significant acquisition was that of COMPASS in October 1998 (described more fully in Note 4 to the financial statements), which made Jones Lang LaSalle the largest real estate management services company in the United States. This acquisition added approximately 200 million square feet of property and corporate property services assignments to Jones Lang LaSalle's portfolio. Jones Lang LaSalle incurred transition and integration costs related to the acquisition of $5.2 million in 1998 and $4.8 million in 1999, on an after-tax basis. No transition and integration costs were incurred in 2000 with regard to this acquisition.

     On March 11, 1999, LaSalle Partners Incorporated and JLW merged their businesses. JLW was an employee-owned international real-estate services firm with approximately 4,000 employees with operations in 32 countries. The JLW operations had approximately 280 million square feet and $6.3 billion in assets under management. Jones Lang LaSalle incurred merger related transition and integration costs of $0.9 million in 1998 and $27.0 million in 1999, on an after-tax basis. No merger related transition and integration costs were incurred in 2000. Approximately 48% of the shares issued to employees of the former JLW operations as part of the merger were accounted for as compensation expense or deferred compensation expense to the extent they were subject to forfeiture or vesting provisions. Jones Lang LaSalle incurred non-cash, merger-related stock compensation expense of $99.8 million in 1999 and $83.3 million in 2000, on an after-tax basis. As of December 31, 2000, all merger-related stock compensation has been expensed and all forfeiture and vesting provisions have been removed.

     The financial statements of Jones Lang LaSalle include the results of COMPASS and the JLW businesses on a consolidated basis from the transaction dates above.


ADOPTION OF STAFF ACCOUNTING BULLETIN 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101")

     Jones Lang LaSalle adopted the provisions of SAB 101 in the fourth quarter of 2000, effective as of January 1, 2000. This adoption is described more fully in Note 15 to the financial statements. As a result of implementing SAB 101, Jones Lang LaSalle recorded an after-tax charge to earnings representing a cumulative change in accounting principle effective January 1, 2000 of $14.2 million. During calendar year 2000, the net impact of SAB 101 was to increase the after-tax net loss by $2.9 million.

     The adoption of SAB 101 does not impact the amount of earnings that are ultimately recognizable, nor does it impact the timing or amount of cash flow.

GAIN ON SALE OF CONSTRUCTION MANAGEMENT BUSINESS

     In 1999, Jones Lang LaSalle recognized a gain of $7.5 million on the 1996 sale of its Construction Management business to a former employee. This transaction is described more fully in Note 5 to the financial statements.


INVESTMENT IN LASALLE HOTEL PROPERTIES ("LHO")

     LHO, a real estate investment trust that focuses on owning hotel properties, completed its initial public offering in April 1998. LHO was formed with 10 hotels, in nine of which Jones Lang LaSalle had a nominal co-investment and for which Jones Lang LaSalle acted as investment advisor.

In accordance with the individual investment advisory agreements, Jones Lang LaSalle earned and received performance fees totaling $15.2 million on the disposition of certain of the assets. Jones Lang LaSalle contributed its ownership interests in the hotels as well as the related performance fees to LHO for an effective ownership of approximately 6.4%. As more fully discussed in Note 7 to the financial statements, subsequent to December 31, 2000, Jones Lang LaSalle disposed of its equity holdings in LHO.


NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for Jones Lang LaSalle in the fiscal year beginning January 1, 2001. The effect of implementing
SFAS 133 did not have a material impact on the consolidated financial statements.

     On February 14, 2001, the FASB issued for public comment its tentative decisions on the accounting for goodwill in a limited Exposure Draft, "Business Combinations and Intangible Assets - Accounting for Goodwill". Among the tentative decisions included in this Exposure Draft is the decision that goodwill should not be amortized but instead should be tested for impairment when events or circumstances occur indicating that an impairment might exist. The FASB plans to issue a final Statement on the accounting for goodwill in June 2001 which would become effective in the Third Quarter (beginning July 1, 2001) of 2001 for Jones Lang LaSalle. The anticipated annual goodwill amortization expense in 2001 for Jones Lang LaSalle is $16.0 million, or $4.0 million per quarter, as it is recognized in a straight-line manner through the year.


MARKET AND OTHER RISK FACTORS

MARKET RISK

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which Jones Lang LaSalle is exposed are:

     .     Interest rates on the multi-currency debt facility
     .     Foreign exchange risks

     In the normal course of business, Jones Lang LaSalle manages these risks through a variety of strategies, including the use of hedging transactions using various derivative financial instruments such as interest rate swap agreements. Jones Lang LaSalle does not enter into derivative or interest rate transactions for trading or speculative purposes.

INTEREST RATES

     Jones Lang LaSalle centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Jones Lang LaSalle is primarily exposed to interest rate risk on the $250 million three-year revolving multi-currency credit facility that is available for working capital, co-investments, capital expenditures and acquisitions. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, Jones Lang LaSalle will enter into derivative financial instruments such as interest rate swap agreements when appropriate.

     As of December 31, 2000, Jones Lang LaSalle had no interest rate swap agreements outstanding.

     Including the effect of interest rate swap agreements the effective interest rate on Jones Lang LaSalle's debt was 8.42% in 2000 compared with 6.48% in 1999. The increase is a combination of the higher debt levels, the rate of 9.0% on the Euro Notes and generally increasing market rates of interest during 2000.

     A one percentage point increase, to 9.42%, in the effective interest rate would have increased net interest expense by $3.3 million in 2000.

FOREIGN EXCHANGE

     Revenues outside of the United States totaled 59.5% of the total revenues of Jones Lang LaSalle in 2000. Operating in international markets means that Jones Lang LaSalle is exposed to movements in these foreign exchange rates, primarily the British pound (20.7% of 2000 revenues) and the euro (20.0% of 2000 revenues). Changes in these foreign exchange rates would have the largest impact on translating the operating profit of Jones Lang LaSalle's international operations into U.S. dollars.

     The British pound expenses incurred as a result of both the worldwide operational headquarters and the Europe regional headquarters being located in London act as a partial operational hedge against Jones Lang LaSalle's translation exposure to the British pound. A 10% change in the average exchange rate for the British pound in 2000 would have impacted pre-tax net operating income by approximately $1.2 million.

     The interest on the euro 165 million of notes issued by Jones Lang LaSalle during 2000 acts as a partial hedge against the translation exposure on the euro denominated earnings. A 10% change in the average exchange rate for the euro in 2000 would have impacted pre-tax net operating income by approximately $5.1 million. This impact was mitigated by the interest expense on the Euro Notes, which is payable in euros. The net impact on earnings before tax of a 10% change in the average exchange rate for the euro in 2000 would have been $3.5 million.

     Jones Lang LaSalle enters into forward foreign currency exchange contracts to manage currency risks. At December 31, 2000, Jones Lang LaSalle had forward exchange contracts in effect with a notional value of $74.9 million with a market value and carrying value of $2.4 million.

SEASONALITY

     Historically, Jones Lang LaSalle's revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for Investment Management, this seasonality is due to a calendar-year-end focus, primarily in the U.S., on the completion of real estate transactions. This focus is generally consistent with the real estate industry in the U.S. The Investment Management segment earns performance fees on clients' returns on their real estate investments. Such performance fees are generally earned when the asset is disposed of, the timing of which Jones Lang LaSalle does not have complete discretion over. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

INFLATION

     Jones Lang LaSalle's operations are directly affected by various national and local economic conditions, including interest rates, inflation, the availability of credit to finance real estate transactions and the impact of tax laws. To date, Jones Lang LaSalle does not believe that general inflation has had a material impact on operations, as revenue, bonuses and other variable costs related to revenue are primarily impacted by real estate supply and demand rather than general inflation.

EURO CONVERSION ISSUES

     On January 1, 1999, certain member countries of the European Union fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. For a three-and-one-half-year transition period, non-cash transactions may be denominated in either the euro or in the old national currencies. After July 1, 2002 the euro will be the sole legal tender for these countries.

     Jones Lang LaSalle is currently evaluating the potential impact of euro related issues on information systems, currency exchange rate risk and other business activities, but it does not expect the impact of euro conversion to be material to Jones Lang LaSalle. There can be no assurance that external factors will not have a material adverse impact on operations.


RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     CONSOLIDATED REVIEW

     GENERAL

     Operating results in 2000 include the results of the acquired COMPASS businesses and JLW for a full twelve months.

     Operating results in 1999 include the results of the acquired COMPASS businesses for a full twelve months and the results of JLW effective from the merger in March 1999.

     REVENUE

     In 2000, reported revenues at $925.8 million increased by $170.4 million or 22.6% from 1999 revenues of $755.4 million. The impact of including a full 12 months of the JLW revenues in 2000 as against ten months in 1999 was responsible for $58.5 million of this increase. Additionally, the Skandia joint venture, which began operations in January 2000 and which is accounted for on a consolidated basis, had revenues of $13.7 million. There was a negative impact on 2000 revenues of $4.8 million as a result of the implementation of SAB 101. Strong, broad-based underlying performance in the Americas, Europe and Investment Management segments was responsible for the majority of the growth, delivering $94.1 million in increased revenues. Europe, which overcame the adverse impacts on reported revenues of the strong U.S. dollar against the euro and the British pound, had a record breaking year with revenue growth of $46.5 million. The Investment Management segment, on the strength of exceptional advisory fees, grew its revenues by 26.4%, or $22.7 million.

     OPERATING EXPENSES

     In 2000, the reported operating expenses before merger related expenses increased by $158.3 million to $833.6 million, 23.4% more than the 1999 operating expenses before merger related expenses of $675.3 million. Approximately $66.2 million of this increase resulted from including a full 12 months of the JLW operating expenses in 2000 as against ten months in 1999. There were increased personnel and occupancy costs to generate and support the strong underlying growth in the business segments together with increased incentive compensation expense in 2000 to reflect the significantly better business performance. Additionally, the Skandia joint venture, which began operations in January 2000 and which is accounted for on a consolidated basis, had expenses of $13.7 million. In both America and Europe, a very competitive labor market resulted in increased compensation costs through 2000. Finally, 2000 results included the full year impact of the increases in personnel and office occupancy costs related to the global infrastructure added to support the larger size of the combined company, as well as the increased global management and coordination costs associated with managing a global organization.

     The merger related expenses represent primarily non-cash compensation expense recorded as a result of shares issued to certain former employees of JLW in connection with the merger as well as non-recurring transition and integration costs. The transition and integration costs represent non-capitalizable expenses such as rebranding, office consolidations and information technology initiatives. There was a significant reduction in merger related expenses from $151.4 million in 1999 to $85.8 million in 2000. This reduction resulted from the combination of two factors: (1) 1999 results included $49.8 million of integration and transition expense whereas 2000 had none, and (2) 1999 results included $101.6 million of stock compensation expense whereas 2000 included $85.8 million.

OPERATING INCOME

     In 2000, the operating income before merger related expenses was $92.2 million as compared to operating income before merger related expenses of $80.1 million in 1999, an increase of $12.1 million, or 15.1%. The operating income before merger related expenses in 1999 included a one-time gain of $7.5 million relating to the disposal of a construction management subsidiary. In addition, the impact of including only ten months of the JLW business increased 1999 operating income by $7.7 million as January and February are loss making months. Finally, the impact of the adoption of SAB 101 was to reduce 2000 operating income by $4.7 million. Excluding the impact of the one-time gain and the adoption of SAB 101, and including a full twelve months of JLW in 1999, operating income before merger related expenses increased $32.0 million in 2000. Operating income, excluding merger related charges, as a percentage of total revenue was 10.0% in 2000 compared to 10.6% in 1999. This is a function of the non-recurring items discussed above.

     Including the effect of merger related non-recurring charges, the operating income in 2000 was $6.4 million as compared to an operating loss in 1999 of $71.3 million.

INTEREST EXPENSE

     Interest expense, net of interest income, increased by $9.0 million to $27.2 million in 2000 from $18.2 million in 1999. This increase was a result of an increase in the average level of debt outstanding, generally increasing interest rates and the refinancing of a portion of the debt by the Euro Notes at a fixed rate of interest of 9.0%. In particular, the average debt level for 2000 was $325.6 million as compared to $301.7 million in 1999 which reflects additional borrowings made in the latter half of 1999 to fund the integration and transition expenses incurred with respect to the COMPASS acquisition and the JLW merger. The effective average interest rate on borrowings in 2000 was 8.42% compared to 6.48% in 1999.

     Jones Lang LaSalle successfully increased its focus on working capital management during 2000, and this focus, together with strong operating results, enabled Jones Lang LaSalle to reduce debt at December 31, 2000 by $72.4 million. Interest expense is expected to be lower in 2001 as a result of continued focus on efficient working capital management and strong operating results continuing to reduce average debt levels, combined with an expectation of generally declining interest rates.

PROVISION FOR INCOME TAXES

     The provision for income taxes increased by $16.8 million in 2000 to $22.1 million, from $5.3 million in 1999. The increase is primarily attributable to the improved operating performance in 2000 together with the lack of any merger-related integration and transition expenses. The merger-related compensation expense associated with the issuance of shares to certain former JLW employees is largely non-deductible for tax purposes.

Excluding the impact of merger-related compensation expense and non-recurring transition and integration expense, the effective tax rate on recurring operations reduced from 40.5% in 1999 to 37.8% in 2000. The reduction in the effective tax rate is primarily due to ongoing tax planning activities and the impact of earnings in jurisdictions with marginal tax rates below the U.S. marginal rate.

NET EARNINGS (LOSS)

     Net earnings, excluding the effect of merger related non-recurring charges and a charge in 2000 for the cumulative effect of a change in accounting principle related to the adoption of SAB 101, increased by $3.7 million from $36.8 in 1999 to $40.5 million in 2000. This increase reflected better operational performance in 2000. The 1999 net earnings included $4.5 million on an after-tax basis related to the one-time gain on the disposal of a construction management subsidiary of Jones Lang LaSalle.

Additionally the 1999 net earnings were favorably impacted by $4.5 million as a result of the inclusion of the JLW business for only ten months (January and February are loss making months). Finally the 2000 net earnings have been reduced by $2.9 million on an after-tax basis by the implementation of SAB 101 in 2000. The increase in net earnings after adjusting for these one-time items is $15.6 million, from $27.8 million in 1999 to $43.4 million in 2000.

     Including the effect of merger related non-recurring charges and a charge in 2000 of $14.2 million, on an after-tax basis, for the cumulative effect of a change in accounting principle related to the adoption of SAB 101, the net loss in 2000 was $57.1 million. This figure compares to a net loss of $94.8 million in 1999.

BUSINESS SEGMENTS

     Jones Lang LaSalle manages its business along a combination of functional and geographic lines. In the fourth quarter of 2000, Jones Lang LaSalle consolidated its Hotel Services segment into its respective Owner and Occupier Services segments. Accordingly, operations are now classified into four business segments: the three geographic regions of Owner and Occupier Services, (i) Americas, (ii) Europe and (iii) Asia Pacific, and
(iv) the global business of Investment Management. The Owner and Occupier Services business is operated on a geographic basis and consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively, "implementation services") and property management, corporate property services, development services and project management services (collectively, "management services"). The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals. Results for 1999 and 1998 have been realigned based upon the current business segments.

OWNER AND OCCUPIER SERVICES

AMERICAS

     Revenue for the Americas region increased $28.6 million, or 9.7%, to $324.3 million in 2000 compared to $295.7 million in 1999, which figure included a gain of $7.5 million relating to the sale of a construction management subsidiary in a leveraged buyout in December 1996. The region experienced strong revenue performance across all its business units with the Tenant Representation and Project Development Management units significantly increasing revenues (by $15.3 million and $11.9 million, respectively) as they expanded the success of the strategic alliance model.

New product offerings in the Retail group also resulted in revenue increases. In July 2000, Jones Lang LaSalle exercised its option to repurchase LPI Service Corporation for a nominal amount. LPI Service Corporation provides the services of approximately 2,800 janitorial, engineering and property maintenance employees for certain properties managed by Jones Lang LaSalle in the United States. The costs of these employees are directly reimbursed by the properties. This direct reimbursement has been netted against the costs of these employees, and the remaining net fees received are recorded as revenue. For the twelve months ended December 31, 2000, $7.6 million has been recorded as revenue related to this business. The exception to the strong performance in the region was the Capital Markets Group, where transaction volumes, and therefore revenues, were adversely impacted by the general economic environment, and in particular rising interest rates. Through 2000, this group experienced a general slow down in the number and pace of transaction closings and an increase in transaction breakups leading to increased remarketing initiatives and an increase in the time to complete transactions. Finally, $3.7 million of the increase in revenue was due to the inclusion of a full 12 months of the JLW business in 2000.

     Operating expenses for the Americas region increased by $31.4 million, or 11.8%, to $297.4 million in 2000 from $266.0 million in 1999. This increase is attributable to an increase of $19.5 million in personnel costs across the region and an increase of $8.3 million due to the inclusion of a full 12 months of the JLW business in 2000. The increase in personnel costs is primarily a result of increased incentive compensation and is reflective of a return to more normalized incentive compensation levels for the region in 2000 from the very low levels earned in 1999. This is due to the substantial improvement in underlying business performance across the region in 2000. In addition, compensation costs have been impacted by the very tight labor market experienced in 2000. The cost reduction program initiated in the second half of 1999 was successfully implemented during 2000 and has resulted in annualized cost savings in excess of $15.0 million.

EUROPE

     The Europe region reported revenues of $356.4 million in 2000, an increase of $98.2 million, or 38%, on 1999 revenue of $258.2 million. The inclusion of only ten months of the JLW business in the 1999 revenues was the reason for $38.0 million of this increase in revenue. Another key contributor to the increase was the commencement on January 1, 2000 of a property management venture with Skandia Fastighet AB, the real estate subsidiary of Sweden's leading insurance company (the "Skandia joint venture"). This venture, of which Jones Lang LaSalle owns 55%, established Jones Lang LaSalle as one of the leading real estate services firms in the Nordic region. This entity had revenues of $13.7 million in 2000 versus none in 1999 and is accounted for on a consolidated basis.

     Overall, the Europe region experienced strong, broad based business growth with particularly strong growth in the United Kingdom, France, Germany and Belgium. The Capital Markets Group had a very strong year with several exceptional transactions including advising on the UK's largest property investment portfolio sale for Aegon UK and Belgium's largest single real estate company transaction for the AXA Group. The effect of the strong transaction flow was partially offset by the strength of the US dollar against the euro and the British pound.

     Operating expenses for the region totaled $315.4 million in 2000, an increase of $86.9 million, or 38.0% on 1999 operating expenses of $228.5 million. The inclusion of only ten months of the JLW business in the 1999 operating expenses was responsible for $38.8 million of the increase in operating expenses. The Skandia joint venture discussed above had operating expenses of $13.7 million in 2000 versus none in 1999. This entity is accounted for on a consolidated basis. The balance of the increase in operating expenses is a result of higher personnel and office occupancy costs. These costs are related to infrastructure and personnel added during the course of 1999 to build a pan-European business infrastructure and in anticipation of strong business prospects throughout Europe, together with increased compensation levels as a result of a competitive labor market and increased incentive compensation costs as a result of the strong performance in 2000.

ASIA PACIFIC

     Revenue for Asia Pacific totaled $138.2 million in 2000, an increase of $17.8 million, or 14.8% on reported revenues of $120.4 million in 1999. The majority of this increase ($15.7 million) was due to the impact of including a full 12 months of the JLW business in 2000. The strength of the U.S. dollar against the Australian dollar has meant that revenue growth in Australia, a key market in the Asia Pacific region, has not been reflected in the reported U.S. dollar revenues. The impact of the weak Australian dollar has been to reduce U.S. dollar reported revenues for the 12 months by $7.3 million when compared to the rates in effect during the same period last year. In addition, the Australian real estate market experienced a slowdown in the latter half of 2000 as a result of a Goods and Service Tax ("GST") introduced mid-year and the impact of the Sydney Olympics on transaction activity. Within Asia, the pace of economic recovery continues to vary from country to country with political instability in Indonesia, Thailand and the Philippines also impacting market conditions. The Hong Kong and Singapore businesses enjoyed strong revenue performance, and there were also increased contributions from Japan and India. During 2000, Japan increased revenue by $2.3 million as a result of investments in building a Tenant Representation business and the acquisition of a small property management company mid-year. India reported increased revenues of $1.4 million.

     Asia Pacific had operating expenses of $138.1 million in 2000, as compared to $111.2 million in 1999, an increase of $26.9 million, or 24.2%.

The impact of including a full 12 months of the JLW business in 2000 increased operating expenses by $18.6 million. Operating expenses for the region have increased by $4.9 million due to the development and implementation of a regional business infrastructure for the Capital Markets, Corporate Property Services and Tenant Representation business units to support the long-term growth potential for this region. Finally the expansion of activities in Japan, Korea and India has increased the operating cost base by $3.5 million compared to 1999. The cost base in Australia was impacted by increased costs in connection with both preparing for the introduction of the GST and a reorganization of the business onto a national basis from a state structure. The impact of the weak Australian dollar has been to reduce U.S. dollar reported operating expenses for the 12 months by $6.9 million when compared to the rates in effect during the same period last year.

INVESTMENT MANAGEMENT

     The Investment Management segment reported revenues of $108.8 million in 2000, an increase of $23.8 million, or 28.0%, on the $85.0 million reported in 1999. Important contributors to this increase were the performance fees and equity earnings received in relation to the partial liquidation of the segment's French investment fund. Fees and equity earnings recognized from the partial liquidation of this fund in 2000 totaled $10.3 million. This fund was structured in such a manner that the performance incentive fee is received as a preferred distribution of earnings. Consequently for financial reporting purposes, the fee is classified as equity earnings rather than advisory fees. There were also advisory fees and equity earnings of $4.6 million from the Euro 5 and Income & Growth II Funds launched during the final part of 1999. Finally, there were other incentive fees incremental to 1999 of $11.5 million.

     Operating expenses for Investment Management increased by $11.2 million, or 15.3%, to $84.6 million from $73.4 million. The increases were primarily attributable to increased incentive compensation consistent with performance, together with an increase in personnel and occupancy costs related to new hires for various product launches. In particular, in 2000, the segment incurred costs of approximately $1.0 million in opening and maintaining offices in Singapore, Japan and Germany. Compensation costs were also impacted by the very tight labor market experienced in 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Operating results in 1999 include the results of the acquired COMPASS businesses for a full twelve months (the acquisition was completed in October 1998) and the results of JLW effective March 1, 1999.

     Operating results in 1998 include the results of COMPASS effective October 1, 1998.

REVENUE

     Total revenue, after elimination of intersegment revenue, increased $450.9 million, or 148.1%, to $755.4 million in 1999 from $304.5 million in 1998, primarily as a result of the acquisition of COMPASS and the merger with JLW. In addition, a $7.5 million gain was recognized in 1999 relating to the disposition of Jones Lang LaSalle's former construction subsidiary, which was sold in a leveraged buyout in 1996. The increase in revenue was partially offset by lower management fees and leasing commissions, as well as lower performance fees generated on the disposition of assets under management during 1999 as compared to 1998.

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

     Merger related non-recurring charges totaled $151.4 million in 1999. $101.6 million of these charges represent non-cash compensation expense recorded as a result of shares issued to certain former employees of JLW in connection with the merger. $49.8 million of these charges represent non-recurring transition and integration costs, of which approximately $8.1 million is attributable to the completion of the integration of the acquired COMPASS businesses in 1999. The remaining transition expense relates to the merger with JLW and represents non-capitalizable expenses such as rebranding, office consolidations and information technology initiatives.

OPERATING INCOME

     The resulting operating income in 1999, excluding the effect of merger related non-recurring charges, totaled $80.1 million compared to $47.9 million in 1998, an increase of $32.2 million, or 67.2%. Operating income as a percentage of total revenue, exclusive of merger related charges, was 10.6% for 1999 as compared to 15.7% in 1998. The operating results for 1999 were negatively affected by four primary factors: (i) management's focus on the integration of the COMPASS and JLW operations instead of the generation of new business, (ii) increased infrastructure costs associated with the acquisition of COMPASS and the merger with JLW, (iii) a delay in the realization of anticipated cost savings from the JD Edwards property accounting and information system and (iv) lower performance fees generated on the disposition of certain assets under management.

     Including the effect of the merger related non-recurring charges, the operating loss in 1999 totaled $71.3 million compared to operating income in 1998 of $37.8 million.

INTEREST EXPENSE

     Interest expense, net of interest income, increased $14.0 million to $18.2 million in 1999 as compared to 1998, primarily as a result of the acquisition of COMPASS and the related borrowings on the acquisition credit facility. To a lesser extent, additional borrowings on the revolving credit facilities as a result of the transition and integration expenses associated with the acquisition of COMPASS and the merger with JLW, contributed to the increase in interest expense. In addition, on October 27, 1999, Jones Lang LaSalle replaced its five-year unsecured $150.0 million revolving credit facility, $175.0 million term credit facility and $30.0 million short-term facility with a new $380.0 million unsecured credit agreement which bears a higher rate of interest.

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

NET EARNINGS (LOSS)

     Net earnings, excluding the effect of merger related non-recurring charges, totaled $36.8 million for 1999 as compared to $26.6 million for 1998, an increase of $10.2 million or 38.3%. This increase was primarily the result of the acquisition of COMPASS and the merger with JLW, partially offset by the decline in the operating results of the Americas Owner and Occupier Services segment as discussed previously.

     Including the effect of the merger related non-recurring charges, the net loss for 1999 was $94.8 million compared to net earnings of $20.5 million for 1998.


SEGMENT OPERATING RESULTS

OWNER AND OCCUPIER SERVICES

AMERICAS

     Revenue for the Americas region increased $80.6 million, or 37.5%, to $295.7 million in 1999 compared to $215.1 million in 1998. Increased revenues were driven substantially by the acquisition of COMPASS and the merger with JLW, and to a lesser extent by an increased volume of transactions completed by the Project Management and Tenant Representation business units, which posted a $7.6 million increase in revenue from strategic alliance clients. In addition, the Americas region recognized a gain of $7.5 million associated with the disposition of Jones Lang LaSalle's former construction subsidiary, which was sold in a leveraged buyout in December 1996. U.S. GAAP accounting requirements governing the accounting for this transaction did not permit the recognition of the gain in prior years.

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

     Operating expenses for the Americas region increased $81.0 million, or 43.8% to $266.0 million in 1999 from $185.0 million in 1998. This increase is primarily attributable to the acquisition of COMPASS and the merger with JLW and the resulting increase in personnel, office occupancy and goodwill amortization costs, in addition to added infrastructure to support the increased size of the combined company. Operating expenses increased, to a lesser extent, as a result of the continued expansion into South America and Canada, resulting in investments in personnel and infrastructure for those units. Operating expenses also increased due to incremental depreciation and infrastructure costs associated with the implementation and rollout of the JD Edwards property accounting and information system. These costs were partially offset by a cost reduction program which was initiated in the second half of 1999 and expanded in early 2000 that is anticipated to yield annualized savings of up to $20 million beginning in 2001. In conjunction with this cost reduction program, the Americas region recorded employee termination costs of approximately $4.7 million in 1999. These costs were reflected as integration and transition expenses in the Consolidated Statement of Earnings.

EUROPE

     Revenue for the Europe region, which was substantially a new reportable segment as a result of the JLW merger and the acquisition of COMPASS, totaled $258.2 million in 1999. The revenue generated by the region primarily reflects robust activity within the United Kingdom in the form of tenant and agency leasing activities and investment sales and acquisition transactions. In addition, property management, corporate property services and agency leasing activity in Germany and France, as well as investment sales and acquisition transactions in Germany, and valuation transactions in France, were strong in 1999, particularly in the latter half of the year. The effect of a strong transaction flow was partially offset by a weakening of both the British pound and the euro during 1999. Activity in Central and Eastern Europe remained flat due to a lack of substantial economic growth.

     Operating expenses for the region totaled $228.5 million in 1999. These expenses are composed primarily of personnel and office occupancy costs, as well as added infrastructure to support the increased size of the combined company. In addition, these expenses include amortization of goodwill associated with the merger with JLW.

ASIA PACIFIC

     The Asia Pacific region was formed in the last quarter of 1999 through a consolidation of the Asia and Australasia regions of the Owner and Occupier Services segment in order to capitalize on efficiencies in the regional infrastructure, to promote sharing of best practices throughout the region and to improve the delivery of products and services to clients. Revenue for the Asia Pacific region, also substantially a new reportable segment for Jones Lang LaSalle as a result of the JLW merger, totaled $120.4 million in 1999. This revenue was primarily generated by strong activity within Hong Kong, representing property management, agency leasing activity, consulting and valuation services, as well as management and leasing activity in Australia and investment sales transactions in Singapore. This region continues to benefit from several positive trends in the Australian real estate market, including continued economic growth funded by strong consumer spending and the outsourcing of property management functions by corporations and the Australian government. A revival in Asia's real estate activity was boosted by a gradual economic recovery within the Asian markets in 1999, including a renewed interest from international investors, primarily in the latter half of the year. However, conditions vary from country to country, and the benefits from the recovery in the areas noted above were partially offset by the stagnant market conditions in other areas of Asia. The currency valuation throughout most of Asia remained stable for the period, inflation remained low, and property prices and rents in a number of the Asia markets have begun to stabilize.

     Operating expenses totaled $111.2 million in 1999. These expenses mainly represent personnel costs and office occupancy costs, as well as added infrastructure to support the increased size of the combined company. In addition, these expenses include amortization of goodwill associated with the merger with JLW.

INVESTMENT MANAGEMENT

     Investment Management revenue decreased $3.3 million, or 3.7%, to $85.0 million in 1999 from $88.3 million in 1998. The decrease for 1999 is primarily attributable to strong performance fees generated in 1998 on the disposition of certain assets under management in which Jones Lang LaSalle had co-investments, including certain hotel properties in connection with the formation of LHO. In addition, for a portion of 1998, advisory fees were earned in relation to $1.0 billion in assets under management related to the CalPERS portfolio. These assets were transferred to the client's new investment advisor during the third quarter of 1998 and thus no fees were earned on these assets in 1999. This decline was partially offset by increased revenue resulting from the merger with JLW and, to a lesser extent, from a significant acquisition fee earned in 1999, and increased equity earnings related to co-investments.

     Operating expenses increased $3.7 million, or 5.3%, to $73.4 million in 1999 as compared with $69.7 million in 1998, primarily as a result of the merger with JLW and added infrastructure to support the increased size of the combined company. The increase was partially offset by lower levels of incentive bonuses in 1999, as compared to 1998, as a result of the lower performance fees generated.


CONSOLIDATED CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES

     During 2000, cash flows provided by operating activities totaled $140.3 million compared to cash flows used in operating activities in 1999 of $18.2 million, an improvement of $158.5 million. The cash flows provided by operating earnings in 2000 can be further divided into cash generated from operations of $100.9 million (compared to $45.7 million in 1999) and cash provided by balance sheet movements (primarily working capital management) of $39.4 million (compared to a use of $63.9 million in
1999). The improvement of cash generated from operating earnings of $55.2 million reflects the improved business performance in 2000, together with the fact that 1999 included significant merger-related integration and transition expenses. During 2000, Jones Lang LaSalle made considerable efforts to improve its working capital management, particularly in the area of receivables. The improvement of $103.3 million in the balance sheet changes is primarily the result of that focus together with the impact of the collection in 2000 of the U.S. Federal Tax refund of $13.5 million.

     For 1999, cash flows used in operating activities were $18.2 million compared to cash flows provided by operations in 1998 of $23.0 million. This difference resulted from an increase in working capital in 1999, as well as the significant merger-related integration and transition expenses.

CASH FLOWS USED IN INVESTING ACTIVITIES

     Jones Lang LaSalle used $66.6 million in investing activities in 2000, a reduction of $14.3 million from 1999's figure of $80.9 million. This reduction was as a result of the JLW merger net cash use of $37.3 million in 1999 offset by increased investment in fixed assets in 2000 of $9.0 million, and an increase in 2000 in other investments (primarily e-commerce) of $10.3 million. Finally, the net investment in real estate ventures in 2000 was $7.4 million compared to $3.7 million in 1999.

     In 1998 cash used in investing activities was $239.1 million, primarily reflecting the purchase of COMPASS and significant co-investment activity (including the investment in LHO) totaling a net $44.5 million.

CASH FLOWS USED IN / PROVIDED BY FINANCING ACTIVITIES

     In 2000, Jones Lang LaSalle used $78.2 million in financing activities as it used the cash generated by its operating activities to fund both the repayment of debt and the costs of issuing the Euro Notes. In both 1999 and 1998, cash was provided by financing activities to meet the operational and investment needs of the business, as well as the costs of the COMPASS acquisition and the JLW merger.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, Jones Lang LaSalle has financed its operations, acquisitions and co-investment activities with internally generated funds, the common stock of Jones Lang LaSalle and borrowings under its credit facilities. During the first half of 2000, Jones Lang LaSalle increased its unsecured credit agreement from $380.0 million to $425.0 million through the addition of five banks to its credit group. This credit agreement was comprised of a $250.0 million revolving facility maturing in October 2002 and a $175.0 million term facility that was scheduled to mature on October 15, 2000. On July 26, 2000, Jones Lang LaSalle closed its offering of the Euro Notes, receiving net proceeds of $148.6 million, which were used to paydown the term facility. On August 29, 2000, the remaining borrowings under the term facility were fully repaid using proceeds from the revolving credit facility, and the term facility was terminated.

     As of December 31, 2000, Jones Lang LaSalle has a $250.0 million revolving credit facility for working capital needs, investments and acquisitions. Jones Lang LaSalle also had the Euro Notes of euro 165 million and, under the terms of the revolving credit facility, the authorization to borrow up to $50.0 million under local overdraft facilities. As of December 31, 2000, there was $85.6 million outstanding under the revolving credit facility, euro 165.0 million ($155.5 million) of borrowings under the Euro Notes and short-term borrowings of $8.8 million.

     Certain of Jones Lang LaSalle's subsidiaries guarantee the revolving credit facility and the Euro Notes (the "Facilities"). With respect to the revolving credit facility, Jones Lang LaSalle must maintain a certain level of consolidated net worth and a ratio of funded debt to EBITDA. Jones Lang LaSalle must also meet a minimum interest coverage ratio and minimum liquidity ratio. Additionally, Jones Lang LaSalle is restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of its assets. Lender approval is required for certain levels of co-investment. The revolving credit facility bears variable rates of interest based on market rates. Jones Lang LaSalle sometimes uses interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate. The effective interest rate on the Facilities was 8.42% for 2000 (versus 6.48% in 1999), including the effect of interest rate swap agreements. There were no interest rate swap agreements outstanding at December 31, 2000.

     Jones Lang LaSalle has additional access to liquidity via various interest-bearing overdraft facilities and short-term credit facilities of subsidiaries in Europe and Asia Pacific. Of the $50.0 million authorized under the revolving credit facility for local overdraft borrowings, Jones Lang LaSalle has facilities totaling $36.2 million, of which $2.7 million was outstanding as of December 31, 2000.

     Management believes that the revolving credit facility, together with the Euro Notes, local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet working capital requirements.

     Jones Lang LaSalle expects to continue to pursue co-investment opportunities with investment management clients in the Americas and Europe with expansion into Asia Pacific via an Asia Recovery Fund product that is currently being developed. Co-investment remains very important to the continued growth of Investment Management, which would likely be negatively impacted if a substantial decrease in co-investment activity were to occur.

However, the future commitment to co-investment is completely discretionary (other than with respect to the $15.7 million discussed below) and can be increased or decreased based on the availability of capital and other factors. As of December 31, 2000, there were total investments of $74.6 million in 28 separate property or fund co-investments, with additional capital commitments of $15.7 million for future fundings of co-investments.

The net co-investment funding for 2001 is anticipated to be $11.0 million (planned co-investment less return of capital from liquidated co-investments).

     Capital expenditures are anticipated to be $47.0 million for 2001, primarily for ongoing improvements to computer hardware and information systems, office renewals and expansions and the scheduled replacement of fleet cars in Europe.

     Jones Lang LaSalle had originally allocated up to $10.0 million for investments in e-commerce opportunities in 2001. This allocation is currently being re-evaluated given ongoing developments in the high technology and e-commerce sectors and the capital markets supporting those sectors.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market and Other Risk Factors" and incorporated by reference herein.

     DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of December 31, 2000, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Page
                                                                 ----

JONES LANG LASALLE INCORPORATED
  CONSOLIDATED FINANCIAL STATEMENTS

  Report of KPMG LLP, Independent Auditors. . . . . . . . . . . .  44

  Consolidated Balance Sheets as of
    December 31, 2000 and 1999. . . . . . . . . . . . . . . . . .  45

  Consolidated Statements of Earnings
    For the Years Ended December 31, 2000, 1999 and 1998. . . . .  47

  Consolidated Statements of Stockholders'
    Equity For the Years Ended December 31,
    2000, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . .  49

  Consolidated Statements of Cash Flows
    For the Years Ended December 31, 2000, 1999 and 1998. . . . .  52

  Notes to Consolidated Financial Statements. . . . . . . . . . .  55

  Quarterly Results of Operations (Unaudited) . . . . . . . . . .  98


SCHEDULES SUPPORTING THE CONSOLIDATED FINANCIAL STATEMENTS:

  II - Valuation and Qualifying Accounts. . . . . . . . . . . . . 101


     All other schedules have been omitted since the required information is presented in the financial statements and related notes or is not applicable.

                     INDEPENDENT AUDITORS' REPORT



The Stockholders and
Board of Directors of
Jones Lang LaSalle Incorporated:

     We have audited the accompanying consolidated financial statements of Jones Lang LaSalle Incorporated and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Jones Lang LaSalle's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Incorporated and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 15 to the consolidated financial statements, Jones Lang LaSalle Incorporated and subsidiaries changed their method of accounting for certain lease commission revenue in 2000.







                                         /S/ KPMG LLP


Chicago, Illinois
January 26, 2001,
except as to note 3
which is as of March 16, 2001

                                       JONES LANG LASALLE INCORPORATED

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2000 AND 1999
                                     ($ in thousands, except share data)

                                                                             2000              1999
                                                                           ---------        ---------
ASSETS
- ------

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .       $ 18,843           23,308
  Trade receivables, net of allowances of $9,261 and $9,871 in
    2000 and 1999, respectively . . . . . . . . . . . . . . . . . . .        244,201          270,593
  Notes receivable and advances to real estate ventures . . . . . . .          4,286            4,519
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . .          6,655            7,045
  Income tax refund receivable. . . . . . . . . . . . . . . . . . . .            976           14,500
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         10,811            9,598
  Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . .         23,959           13,673
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,330            5,446
                                                                            --------         --------

        Total current assets. . . . . . . . . . . . . . . . . . . . .        321,061          348,682

Property and equipment, at cost, less accumulated
  depreciation of $76,427 and $55,943
  in 2000 and 1999, respectively. . . . . . . . . . . . . . . . . . .         90,306           76,470
Intangibles resulting from business acquisitions and JLW merger, net of accumulated amortization of $43,028 and $27,515
  in 2000 and 1999, respectively. . . . . . . . . . . . . . . . . . .        350,129          367,215
Investments in real estate ventures . . . . . . . . . . . . . . . . .         74,565           67,305
Other investments . . . . . . . . . . . . . . . . . . . . . . . . . .         12,884            --
Long-term receivables, net. . . . . . . . . . . . . . . . . . . . . .         23,136           27,962
Prepaid pension asset . . . . . . . . . . . . . . . . . . . . . . . .         18,730           23,956
Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . .         12,317            5,270
Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . .          4,848            2,279
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . .          6,069            5,661
                                                                            --------         --------
                                                                            $914,045          924,800
                                                                            ========         ========





                                       JONES LANG LASALLE INCORPORATED

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                             2000             1999
                                                                           ---------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities. . . . . . . . . . . . . .       $111,738           88,257
  Accrued compensation. . . . . . . . . . . . . . . . . . . . . . . .        170,323          142,960
  Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . .          8,836          162,643
  Deferred tax liabilities. . . . . . . . . . . . . . . . . . . . . .            226            --
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         16,583           26,259
                                                                            --------         --------
        Total current liabilities . . . . . . . . . . . . . . . . . .        307,706          420,119

Long-term liabilities:
  Credit facilities . . . . . . . . . . . . . . . . . . . . . . . . .         85,565          159,743
  Notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        155,546            --
  Deferred tax liabilities. . . . . . . . . . . . . . . . . . . . . .          9,547            7,535
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,776           12,878
                                                                            --------         --------

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        581,140          600,275

Commitments and contingencies

Minority interest in consolidated subsidiaries. . . . . . . . . . . .            567              589

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    30,700,150 and 30,285,472 shares issued and
    outstanding as of December 31, 2000 and 1999, respectively. . . .            307              303
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .        461,272          442,699
  Unallocated ESOT shares . . . . . . . . . . . . . . . . . . . . . .          --                  (7)
  Deferred stock compensation . . . . . . . . . . . . . . . . . . . .         (4,322)         (70,106)
  Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . .       (107,110)         (50,050)
  Stock held in trust . . . . . . . . . . . . . . . . . . . . . . . .           (397)           --
  Accumulated other comprehensive income. . . . . . . . . . . . . . .        (17,412)           1,097
                                                                            --------         --------
          Total stockholders' equity. . . . . . . . . . . . . . . . .        332,338          323,936
                                                                            --------         --------
                                                                            $914,045          924,800
                                                                            ========         ========

See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED

                                     CONSOLIDATED STATEMENTS OF EARNINGS

                                YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                     ($ in thousands, except share data)
                                                           2000              1999           1998
                                                       ------------     ------------    ------------
Revenue:
  Fee based services. . . . . . . . . . . . . . . .        $903,959          736,042         298,296
  Equity in earnings from unconsolidated
    ventures. . . . . . . . . . . . . . . . . . . .          16,693            6,218           3,911
  Gain on sale of business. . . . . . . . . . . . .           --               7,502           --
  Other income. . . . . . . . . . . . . . . . . . .           5,171            5,677           2,257
                                                           --------         --------        --------
        Total revenue . . . . . . . . . . . . . . .         925,823          755,439         304,464

Operating expenses:
  Compensation and benefits . . . . . . . . . . . .         581,322          477,658         172,982
  Operating, administrative and other . . . . . . .         209,177          161,007          70,164
  Depreciation and amortization . . . . . . . . . .          43,126           36,676          13,455
Merger related non-recurring charges:
  Stock compensation expense. . . . . . . . . . . .          85,795          101,579           --
  Integration and transition expenses . . . . . . .           --              49,822          10,021
                                                           --------         --------        --------
        Total operating expenses. . . . . . . . . .         919,420          826,742         266,622

  Operating income (loss) . . . . . . . . . . . . .           6,403          (71,303)         37,842

Interest expense, net of interest income. . . . . .          27,182           18,211           4,153
                                                           --------         --------        --------
  Earnings (loss) before provision for
    income taxes and minority interest. . . . . . .         (20,779)         (89,514)         33,689
Net provision for income taxes. . . . . . . . . . .          22,053            5,328          13,224
Minority interest in losses of subsidiaries . . . .             (21)           --              --
                                                           --------         --------        --------
Earnings (loss) before cumulative effect of
  change in accounting principle. . . . . . . . . .         (42,811)         (94,842)         20,465
Cumulative effect of change in accounting principle,
  net of tax. . . . . . . . . . . . . . . . . . . .         (14,249)           --              --
                                                           --------         --------        --------
Net earnings (loss) . . . . . . . . . . . . . . . .        $(57,060)         (94,842)         20,465
                                                           ========         ========        ========
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments. . . . .        $(18,509)              23             444
                                                           --------         --------        --------
          Comprehensive income (loss) . . . . . . .        $(75,569)         (94,819)         20,909
                                                           ========         ========        ========




                                       JONES LANG LASALLE INCORPORATED

                               CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED





                                                           2000             1999            1998
                                                       ------------     ------------    ------------


Basic earnings (loss) per common share before
  cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . . . . . .      $    (1.72)           (4.20)           1.26
Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . . . . . .      $    (0.58)           --              --
Basic earnings (loss) per common share. . . . . . .      $    (2.30)           (4.20)           1.26
                                                         ==========       ==========      ==========

Basic weighted average shares outstanding . . . . .      24,851,823       22,607,350      16,215,478
                                                         ==========       ==========      ==========

Diluted earnings (loss) per common share before
  cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . . . . . .      $    (1.72)           (4.20)           1.25
Cumulative effect of change in accounting principle      $    (0.58)           --              --
Diluted earnings (loss) per common share. . . . . .      $    (2.30)           (4.20)           1.25
                                                         ==========       ==========      ==========

Diluted weighted average shares outstanding . . . .      24,851,823       22,607,350      16,387,721
                                                         ==========       ==========      ==========
















See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                     ($ in thousands, except share data)
                                                                                          Accumu-
                                                                                           lated
                                                                                           Other
                                       Additi-     Unallo-  Deferred                      Compre-
                     Common Stock      tional       cated     Stock   Retained   Shares   hensive
                  -------------------  Paid-In      ESOT     Compen-  Earnings   Held in  Income
                    Shares     Amount  Capital     Shares    sation   (Deficit)  Trust    (Loss)    Total
                  ----------   ------  --------    -------  --------  --------- --------  -------  -------
Balances at
 December 31,
 1997 . . . . . . 16,200,000    $162   121,778       --        --       24,327    --         630  146,897

   Net earnings .      --        --      --          --        --       20,465      --     --      20,465
   Shares issued
    under stock
    purchase plan     64,176       1     1,765       --        --        --         --     --       1,766
   Cumulative
    effect of
    foreign
    currency
    translation
    adjustments .      --        --      --          --        --        --         --       444      444
                  ----------   -----   -------   --------  --------   -------- -------- -------- --------
Balances at
 December 31,
 1998 . . . . . . 16,264,176     163   123,543       --        --       44,792      --     1,074  169,572

   Net loss . . .      --        --      --          --        --      (94,842)     --     --     (94,842)
   Shares issued in
    connection with:
     Stock option
      plan. . . .     21,292     --        495       --        --        --         --     --         495
     Stock purchase
      programs. .    199,587        2    3,695       --        --        --         --     --       3,697
   Share activity
    related to JLW
    merger:
     Shares issued
      at closing. 14,254,116     143   355,233         (9) (160,253)     --         --     --     195,114






                                       JONES LANG LASALLE INCORPORATED

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                                                                          Accumu-
                                                                                           lated
                                                                                           Other
                                       Additi-     Unallo-  Deferred                      Compre-
                     Common Stock      tional       cated     Stock   Retained   Shares   hensive
                  -------------------  Paid-In      ESOT     Compen-  Earnings   Held in  Income
                    Shares     Amount  Capital     Shares    sation   (Deficit)  Trust    (Loss)    Total
                  ----------   ------  --------    -------  --------  --------- --------  -------  -------
     Adjustment
      shares sub-
      sequently
      retained. .   (453,699)     (5)   (8,462)      --        --        --         --     --      (8,467)
     ESOT shares
      allocated .       --       --       1,597         2      --        --         --     --        1,599
   Stock compensa-
     tion adjust-
     ments. . . .      --        --    (33,402)      --      27,906      --         --     --      (5,496)
   Amortization of
     deferred stock
     compensation      --        --      --          --      62,241      --         --     --      62,241
   Cumulative
     effect of
     foreign
     currency
     translation
     adjustments.      --        --      --          --        --        --         --        23       23
                  ----------   -----   -------   --------  --------   -------- -------- -------- --------
Balances at
 December 31,
 1999 . . . . . . 30,285,472     303   442,699         (7)  (70,106)   (50,050)   --       1,097  323,936

   Net loss . . .      --        --      --         --        --       (57,060)     --     --     (57,060)
   Shares issued in
    connection with:
     Stock option
      plan. . . .    461,250       5     5,674      --       (5,679)     --         --     --       --
     Amortization of
      shares issued
      in connection
      with stock
      option plan      --        --      --         --        1,357      --         --     --       1,357
     Stock purchase
      programs. .    255,237       2     4,379      --        --         --         --     --       4,381
   Shares held
     in trust . .      --        --      --         --        --         --        (397)   --        (397)




                                       JONES LANG LASALLE INCORPORATED

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED


                                                                                          Accumu-
                                                                                           lated
                                                                                           Other
                                       Additi-     Unallo-  Deferred                      Compre-
                     Common Stock      tional       cated     Stock   Retained   Shares   hensive
                  -------------------  Paid-In      ESOT     Compen-  Earnings   Held in  Income
                    Shares     Amount  Capital     Shares    sation   (Deficit)  Trust    (Loss)    Total
                  ----------   ------  --------    -------  --------  --------- --------  -------  -------
   Share activity
    related to JLW
    merger:
     Adjustment
      shares sub-
      sequently
      retained. .       (372)    --       (141)     --        --         --         --     --        (141)
     ESOT shares
      allocated .      --        --      9,900          7     --         --         --     --       9,907
     Shares repur-
      chased for
      payment of
      taxes on
      ESOT shares
      allocated .   (301,437)     (3)   (4,037)     --        --         --         --     --      (4,040)

     Stock compensa-
       tion adjust-
       ments. . .      --        --      2,798      --       (2,375)     --         --     --         423
     Amortization
       of deferred
       stock com-
       pensation.      --        --      --         --       72,481      --         --     --      72,481
   Cumulative
     effect of
     foreign
     currency
     translation
     adjustments.      --        --      --         --        --         --         --   (18,509) (18,509)
                  ----------    ----   -------   --------  --------   -------- -------- --------  -------
Balances at
 December 31,
 2000 . . . . . . 30,700,150    $307   461,272      --       (4,322)  (107,110)    (397) (17,412) 332,338
                  ==========    ====   =======   ========  ========   ======== ======== ========  =======

See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                              ($ in thousands)

                                                           2000             1999            1998
                                                       ------------     ------------    ------------
Cash flows from operating activities:
 Cash flows from earnings:
  Net earnings (loss) . . . . . . . . . . . . . . .        $(57,060)         (94,842)         20,465
  Reconciliation of net earnings (loss)
   to net cash provided by earnings:
    Cumulative effect of change in accounting
      principle . . . . . . . . . . . . . . . . . .          14,249            --              --
    Depreciation and amortization . . . . . . . . .          43,126           36,676          13,455
    Equity in earnings and gain on sale from
      unconsolidated ventures . . . . . . . . . . .         (16,693)          (6,218)         (3,911)
    Operating distributions from real estate
      ventures. . . . . . . . . . . . . . . . . . .          18,126            4,140           3,731
    Provision for loss on receivables and
      other assets. . . . . . . . . . . . . . . . .           5,464            2,744           4,009
    Stock compensation expense. . . . . . . . . . .          85,795          101,143           --
    Amortization of deferred compensation . . . . .           6,474            2,070             229
    Amortization of debt issuance costs . . . . . .           1,444            --              --
                                                         ----------       ----------      ----------
          Net cash provided by earnings . . . . . .         100,925           45,713          37,978

  Cash flows from changes in working capital:
    Receivables . . . . . . . . . . . . . . . . . .           9,548          (49,962)        (28,504)
    Prepaid expenses and other assets . . . . . . .          (7,305)         (10,442)         (3,760)
    Deferred tax assets and income tax
      refund receivable . . . . . . . . . . . . . .           7,991          (19,479)          --
    Accounts payable, accrued liabilities
      and accrued compensation. . . . . . . . . . .          29,181           15,943          17,286
                                                         ----------       ----------      ----------
          Net cash flows from changes in
            working capital . . . . . . . . . . . .          39,415          (63,940)        (14,978)
                                                         ----------       ----------      ----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .         140,340          (18,227)         23,000





                                       JONES LANG LASALLE INCORPORATED

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                           2000             1999            1998
                                                       ------------     ------------    ------------
Cash flows used in investing activities:
    Net capital additions--property and equipment .         (45,804)         (36,848)        (15,592)
    Cash balances assumed in Jones Lang Wootton
      merger, net of cash paid and transaction
      costs . . . . . . . . . . . . . . . . . . . .           --             (37,288)          --
    Other acquisitions and investments,
      net of cash acquired and transaction costs. .         (13,333)          (3,030)       (178,919)
    Investments in real estate ventures:
      Capital contributions and advances to
        real estate ventures. . . . . . . . . . . .         (15,214)         (25,491)        (51,347)
      Distributions, repayments of advances
        and sale of investments . . . . . . . . . .           7,761           21,790           6,762
                                                         ----------       ----------      ----------
          Net cash used in investing activities . .         (66,590)         (80,867)       (239,096)

Cash flows provided by (used in) financing
 activities:
    Proceeds from borrowings under credit
      facilities. . . . . . . . . . . . . . . . . .         262,581          326,004         356,929
    Repayments of borrowings under credit
      facilities. . . . . . . . . . . . . . . . . .        (490,566)        (223,479)       (154,552)
    Proceeds from issuance of bonds, net of
      financing costs . . . . . . . . . . . . . . .         148,596            --              --
    Shares repurchased for payment of taxes on
      ESOT distribution . . . . . . . . . . . . . .            (816)           --              --
    Common stock issued under stock option plan
      and stock purchase programs . . . . . . . . .           1,990            2,936           --
                                                         ----------       ----------      ----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .         (78,215)         105,461         202,377
                                                         ----------       ----------      ----------





                                       JONES LANG LASALLE INCORPORATED

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                           2000             1999            1998
                                                       ------------     ------------    ------------

  Net increase (decrease) in cash and
    cash equivalents. . . . . . . . . . . . . . . .          (4,465)           6,367         (13,719)
  Cash and cash equivalents, January 1. . . . . . .          23,308           16,941          30,660
                                                         ----------       ----------      ----------
  Cash and cash equivalents, December 31. . . . . .      $   18,843           23,308          16,941
                                                         ==========       ==========      ==========

Supplemental disclosure of cash flow
  information:

  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . .      $   28,548           20,448           3,215
    Taxes, net of refunds . . . . . . . . . . . . .           5,620           20,763           2,881

  Non-cash investing and financing activities:
    Acquisitions and merger:
      Shares issued in connection with
        merger and acquisition. . . . . . . . . . .      $    --             141,918           --
      Fair value of assets acquired . . . . . . . .         (13,599)        (218,514)        (23,257)
      Fair value of liabilities assumed . . . . . .          20,162          187,972          22,652
      Goodwill. . . . . . . . . . . . . . . . . . .          (7,012)        (151,694)       (178,314)
                                                         ----------       ----------      ----------
          Cash paid, net of cash balances
            assumed . . . . . . . . . . . . . . . .      $     (449)         (40,318)       (178,919)
                                                         ==========       ==========      ==========















See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (in millions, except where otherwise noted)


(1)  ORGANIZATION

     Jones Lang LaSalle Incorporated ("Jones Lang LaSalle") is a leading full-service real estate services firm that provides investment management, hotel acquisition and disposition, strategic advisory and valuation, property management, corporate property services, development services, project management, tenant representation, agency leasing, investment disposition and acquisition, financing and capital placement services on a local, regional and global basis. With more than 12,000 employees, including over 5,000 directly reimbursable property maintenance employees, in more than 100 markets on five continents, Jones Lang LaSalle is able to satisfy local, regional and international service needs. The ability to provide this network of services around the globe was solidified effective March 11, 1999 with the merger of the business of the Jones Lang Wootton companies ("JLW") with those of LaSalle Partners Incorporated ("LaSalle Partners"). In connection with this merger, the name of the company was changed from LaSalle Partners Incorporated to Jones Lang LaSalle Incorporated (see Note 4).


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Jones Lang LaSalle and their majority-owned-and-controlled partnerships and subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     CASH HELD FOR OTHERS

     Jones Lang LaSalle controls certain cash and cash equivalents as agents for its investment and property management clients. Such amounts are not included in the accompanying Consolidated Balance Sheets.

     STATEMENT OF CASH FLOWS

     Cash and cash equivalents include demand deposits and investments in U.S. Treasury instruments (generally held available for sale) with maturities of three months or less. The combined carrying value of such investments of $1.6 million and $5.6 million at December 31, 2000 and 1999, respectively, approximates their market value.

                    JONES LANG LASALLE INCORPORATED

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

     INVESTMENTS IN REAL ESTATE VENTURES AND OTHER CORPORATIONS

     Jones Lang LaSalle has limited partner, general partner and limited liability company interests in various real estate ventures with interests generally ranging from less than 1% to 49.5% which are accounted for using the equity method. In instances where Jones Lang LaSalle exercises temporary control over co-investments, such investments are accounted for under the equity method.

     Jones Lang LaSalle has made investments in certain high technology and e-commerce related private corporations. The carrying value of these investments at December 31, 2000 is $12.9 million. These investments are for less than 20% of the voting stock of the corporations and Jones Lang LaSalle is not able to exercise significant influence over the operating and financial policies of these corporations. Such investments are accounted for under the cost method.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Jones Lang LaSalle's financial instruments include cash and cash equivalents, receivables, accounts payable, notes payable, interest rate swap agreements and foreign currency exchange contracts. The estimated fair value of cash and cash equivalents, receivables and payables approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of Jones Lang LaSalle's revolving credit facility and short-term borrowings approximates their carrying value due to their variable interest rate terms. The fair value of the Euro Notes was euro 175.7 million, or $165.7 million which was the mid-market value as of December 31, 2000. The fair value of interest rate swaps is estimated, using third-party quotes, as the amount that Jones Lang LaSalle would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering current interest rates. The fair value of forward foreign currency exchange contracts is estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date.

                    JONES LANG LASALLE INCORPORATED

     FOREIGN CURRENCY TRANSLATION

     The financial statements of subsidiaries located outside the United States, except those subsidiaries located in highly inflationary economies, are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date with the resulting translation adjustments included in the balance sheet as a separate component of stockholders' equity (accumulated other comprehensive income) and in the statement of earnings (other comprehensive income - foreign currency translation adjustments). Income and expense are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings. For subsidiaries operating in highly inflationary economies, the associated gains and losses from balance sheet translation adjustments are included in net earnings.

     DERIVATIVE INSTRUMENTS

     Jones Lang LaSalle has entered into interest rate swap agreements as a hedge against a portion of its credit facilities in order to manage interest rate risk. Fees, if any, related to these agreements are amortized using the effective interest method over the life of the agreements. As of December 31, 2000, Jones Lang LaSalle had no interest rate swap agreements outstanding.

     Interest rate swap agreements are contracts that represent an exchange of interest payments, and the underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense. Gains and losses from the termination of interest rate swaps are deferred and amortized over the remaining terms of the interest rate swap agreements. If the balance of the liability falls below that of the notional amount of the derivative, the excess portion of the derivative is marked-to-market with a corresponding effect on current earnings.

     Jones Lang LaSalle also enters into forward foreign currency exchange contracts to hedge currency risks and reduce its exposure resulting from fluctuations in the designated foreign currency associated with existing commitments, assets or liabilities. At December 31, 2000, Jones Lang LaSalle had forward foreign currency exchange contracts in effect with a notional value of $74.9 million and a market and carrying value of $2.4 million.

     Jones Lang LaSalle does not enter into derivative financial instruments for trading or speculative purposes.

     EARNINGS PER SHARE

     The basic and diluted losses per common share for the years ended December 31, 2000 and 1999 were calculated based on basic weighted average shares outstanding of 24,851,823 and 22,607,350, respectively. As a result of the net loss incurred during these the periods, diluted weighted average shares outstanding for the years ended December 31, 2000 and 1999 do not give effect to common stock equivalents as to do so would be anti-dilutive.

These common stock equivalents consist principally of outstanding stock options whose exercise price was less than the average market price of Jones Lang LaSalle's stock during these periods and shares to be issued under employee stock compensation programs. Basic earnings per share for the year ended December 31, 1998 was based on weighted average shares outstanding of 16,215,478. Diluted earnings per share for the year ended December 31, 1998 was based on weighted average shares outstanding of 16,387,721. This reflects an increase of 172,243 shares which primarily represents the dilutive effect of outstanding stock options whose exercise

                    JONES LANG LASALLE INCORPORATED
price was less than the average market price of Jones Lang LaSalle's stock for the period and the dilutive effect of shares to be issued under employee stock compensation programs.

     REVENUE RECOGNITION

     Advisory and management fees are recognized in the period in which the services are performed. Transaction commissions are recorded as income at the time the related services are provided unless future contingencies exist. Development services fees are generally recognized as billed, which approximates the percentage of completion method of accounting. Incentive fees are recorded in accordance with specific terms of each compensation agreement and are typically tied to performance that is measured at contractual milestones, such as the disposition of an asset, or at the conclusion of a given project. Fees recognized in the current period that are expected to be received beyond one year have been discounted to the present value of future expected payments. During the final quarter of 2000, Jones Lang LaSalle implemented Staff Accounting Bulletin 101 - Revenue Recognition in Financial Statements ("SAB 101") effective
January 1, 2000. This is discussed further in Note 15. Pursuant to contractual arrangements, accounts receivable includes unbilled amounts of $36.8 million and $70.9 million at December 31, 2000 and 1999, respectively. This decrease is primarily due to the adoption of SAB 101.

     DEPRECIATION

     Depreciation and amortization is calculated for financial reporting purposes primarily using the straight-line method based on the estimated useful lives of the assets. Furniture, fixtures and equipment totaling $37.7 million and $34.4 million at December 31, 2000 and 1999, respectively, are generally depreciated over seven years. Computer equipment and software totaling $84.7 million and $59.7 million at December 31, 2000 and 1999, respectively, are generally depreciated over two to seven years. Leasehold improvements totaling $29.7 million and $26.2 million at December 31, 2000 and 1999, respectively, are amortized over the lease periods which generally range from one to ten years. Automobiles totaling $14.6 million and $12.1 million at December 31, 2000 and 1999 are generally depreciated using a declining balance method over three to six years.

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

                    JONES LANG LASALLE INCORPORATED

     Jones Lang LaSalle has also established stock compensation programs for certain of its employees pursuant to which they are awarded Jones Lang LaSalle common stock if they are employed at the end of the vesting period.

These stock compensation programs meet the definition of fixed awards as defined in SFAS No. 123, and therefore, Jones Lang LaSalle recognizes compensation expense, based on the market value of awards on the grant date, over the vesting period.

     See note 12 for additional information on stock-based compensation.

     RECLASSIFICATIONS

     Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation.


(3)  SUBSEQUENT EVENTS

     On February 6, 2001, Jones Lang LaSalle announced that its Board of Directors approved a share repurchase program. On March 8, 2001, Jones Lang LaSalle repurchased and cancelled 473,962 shares of its own common stock at a price of $14.65 per share.

     On March 16, 2001, Jones Lang LaSalle became aware that HIH Insurance Ltd. ("HIH") and its subsidiaries, an Australian insurance group, had entered provisional liquidation on the previous evening and thus had ceased writing new business and was to be placed in run-off mode. HIH had provided public liability coverage to the Australian operations of JLW for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring in properties that Jones Lang LaSalle had property management responsibilities for. Under the terms of the policies, Jones Lang LaSalle's deductible on these claims was $0, and therefore, HIH had responsibility for "day-to-day" management of claims and potential claims once they had been notified of them. Given the nature of these claims, there are a large number of claims that have yet to be resolved and it is possible that further claims will be made.

     It is likely that a "Scheme of Arrangement" will be put in place to deal with outstanding claim payments, and it is unclear at this stage the extent to which claims will be paid. In addition, given the difficult nature of estimating liabilities for this type of insurance company, it is unlikely that there will be sufficient certainty as to allow any claim payments to be paid by HIH for at least twelve months. Jones Lang LaSalle is currently working with its professional advisors to better understand and quantify (1) the claims which remain open and may be made, (2) the ongoing exposures related to these claims, (3) the likelihood that HIH will be able to fund these exposures, and (4) the potential for these claims to be covered by other insurance policies with other insurance companies.

     In the opinion of management, the ultimate resolution of the HIH run-off is not expected to have a material adverse effect on the financial condition or liquidity of Jones Lang LaSalle.

                    JONES LANG LASALLE INCORPORATED

(4)  ACQUISITION AND MERGER

     COMPASS ACQUISITION

     On October 1, 1998, Jones Lang LaSalle acquired all of the common stock of the following real estate service companies formerly owned by Lend Lease Corporation ("Lend Lease"): Compass Management and Leasing, Inc. and its wholly owned subsidiaries; The Yarmouth Group Property Management, Inc.; and ERE Yarmouth Retail, Inc. (formerly Compass Retail, Inc.). On October 31, 1998, Jones Lang LaSalle also acquired Compass Management and Leasing (Australia) Pty Limited, the Lend Lease property management and corporate property services business in Australia. Atlanta-based Compass Management and Leasing, Inc. was a global real estate management firm, with operations across the United States, United Kingdom, South America and Australia. Jones Lang LaSalle paid $180.0 million in cash for all of the acquired companies ("COMPASS"). The purchase of the companies also includes provisions for an earnout payment of up to $77.5 million over five years. Jones Lang LaSalle does not anticipate that the provisions for earnout payment will be met, and therefore, does not anticipate making payment under the provisions. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition are included in the accompanying Consolidated Statements of Earnings. The excess purchase price over the fair value of the identifiable assets and liabilities acquired was $175.6 million, including transaction costs, of which $35.1 million was allocated to management contracts and is being amortized on a straight-line basis over eight years, and $140.5 million was allocated to goodwill and is being amortized on a straight-line basis over 40 years based on Jones Lang LaSalle's estimate of useful lives.

     JONES LANG WOOTTON MERGER

     On March 11, 1999, LaSalle Partners merged its business with that of JLW and changed its name to Jones Lang LaSalle Incorporated. In accordance with the purchase and sale agreements, Jones Lang LaSalle issued 14.3 million shares of its common stock on March 11, 1999, plus $6.2 million in cash (collectively, the "Consideration") in connection with the acquisition of the property and asset management, advisory and other real estate businesses operated by a series of JLW partnerships and corporations in Europe, Asia, Australia, North America and New Zealand. Approximately 12.5 million of the shares were issued to former JLW equity owners (having both direct and indirect ownership) and 1.8 million of the shares were placed in an employee stock ownership trust ("ESOT") to be distributed by December 31, 2000 to selected employees of the former JLW entities. Included in the total ESOT shares are .9 million shares that were allocated on March 11, 1999 and .2 million that were allocated on December 31, 1999, with the remaining .7 million shares allocated by December 31, 2000. Issuance of the shares was not registered under the U.S. securities laws, and the shares are generally subject to a contractual one-year restriction on sale.

     Included in the 14.3 million shares originally issued were 1.2 million shares which were subject to a post-closing net worth adjustment. The procedures related to the post-closing net worth calculation were completed during the third quarter of 1999 and resulted in 0.5 million shares being retained by Jones Lang LaSalle and an additional $0.5 million in cash consideration being due to certain of the former JLW owners.

                    JONES LANG LASALLE INCORPORATED

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
                                      ====            ====

     As noted in the previous table, 7.2 million shares, or 52% of the shares issued, are subject to accounting under APB Opinion No. 16. The value of those shares totaled $141.8 million for accounting purposes based on the five-day average closing stock price surrounding the date the financial terms of the merger with JLW were substantially complete, discounted at a rate of 20% for transferability restrictions. The value of the shares, in addition to a cash payment of approximately $6.2 million and capitalizable transaction costs of approximately $15.8 million were allocated to the identifiable assets acquired and liabilities assumed, based on management's estimate of fair value, which totaled $247.5 million and $245.9 million, respectively. Included in the assets acquired was $32.2 million in cash. Included in the liabilities assumed was $47.4 million of obligations to former partners for undistributed earnings, of which none remains unpaid at December 31, 2000. The resulting excess purchase price of $162.2 million was allocated to goodwill which is being amortized on a straight-line basis over 40 years based on management's estimate of useful lives.

     The remaining 6.6 million shares, or 48% of the shares issued, and $.5 million in cash paid are subject to accounting under APB Opinion No. 25. Accordingly, shares issued are being accounted for as compensation expense or deferred compensation expense to the extent they are subject to forfeiture or vesting provisions. Included in the 6.6 million shares are
1.3 million shares that are subject to variable stock award plan accounting. The remaining 5.3 million shares and the $.5 million in cash paid are subject to fixed stock award plan accounting. Compensation expense incurred for the year ended December 31, 2000 and 1999 totaled $85.8 million and $101.6 million, respectively, inclusive of the compensation expense recognized at closing and the amortization of deferred compensation for the periods.

                    JONES LANG LASALLE INCORPORATED

     MERGER RELATED INTEGRATION AND TRANSACTION EXPENSES

     As a result of the acquisition of Compass in late 1998 and the JLW merger in 1999, Jones Lang LaSalle has incurred substantial non-recurring integration and transition expenses. These expenses can be grouped into the following categories:

                                              Twelve Months
                                                  Ended
                                              December 31,
                                                  1999
                                              -------------
  Severance and other payroll costs . .       $24.7 million
  Marketing and branding initiatives. .         8.7 million
  Professional fees . . . . . . . . . .         7.9 million
  Travel/meeting costs. . . . . . . . .         4.7 million
  Office closures . . . . . . . . . . .         3.8 million
                                              -------------
      Total . . . . . . . . . . . . . .       $49.8 million
                                              =============

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


(5)  DISPOSITION

     Effective December 31, 1996, Jones Lang LaSalle sold its Construction Management business and certain related assets to a former member of management for a $9.1 million note. The note, which is secured by the current and future assets of the business, is due December 31, 2006 and bears interest at rates of 6.8% to 10.0%, with interest payments due annually. Annual principal repayments began in January 1998. The outstanding balance of this loan as of December 31, 2000 is $7.3 million.

                    JONES LANG LASALLE INCORPORATED

     Under the terms of the Asset Purchase Agreement, Jones Lang LaSalle agreed to provide certain financial assistance and administrative and financial services, at cost, beginning in January 1997. The nature of these arrangements prohibited Jones Lang LaSalle from recognizing the sale as a divestiture prior to December 31, 1999. Jones Lang LaSalle accounted for the results of operations, including principal and interest received on the note, in a method similar to the equity method of accounting. As such, principal and interest received under the note were treated as a reduction of such net assets and as a reserve, if necessary, for any anticipated financial exposure under the terms of the Asset Purchase Agreement with the remainder recognized as income. Revenue recognized for the years ended December 31, 1999 and 1998 was $1.8 million and $1.3 million, respectively, and has been reflected in Fee Based Services in the accompanying Consolidated Statements of Earnings.

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


(6)  BUSINESS SEGMENTS

     Jones Lang LaSalle manages its business along a combination of functional and geographic lines. In the fourth quarter of 2000, Jones Lang LaSalle consolidated its Hotel Services segment into its respective Owner and Occupier Services segments. Accordingly, operations are now classified into four business segments: the three geographic regions of Owner and Occupier Services, (i) Americas, (ii) Europe and (iii) Asia Pacific, and
(iv) the global business of Investment Management. The Owner and Occupier Services business is operated on a geographic basis and consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively, "implementation services") and property management, corporate property services, development services and project management services (collectively, "management services"). The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals. Results for 1999 and 1998 have been realigned based upon the current business segments.

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

                    JONES LANG LASALLE INCORPORATED

     Summarized financial information by business segment for 2000, 1999 and 1998 are as follows ($ in thousands):

                                      2000        1999        1998
                                    --------    --------    --------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services . . .   $181,777     164,293     119,928
    Management fees . . . . . . .    139,292     117,395      82,330
    Equity earnings . . . . . . .        478         873         369
    Other services. . . . . . . .        847       1,970      10,168
    Gain on sale of business. . .      --          7,502       --
    Intersegment revenue. . . . .      1,898       3,661       2,353
                                    --------    --------    --------
                                     324,292     295,694     215,148
  Operating expenses:
    Compensation, operating and
      administrative expenses . .    275,881     246,047     176,184
    Depreciation and
      amortization. . . . . . . .     21,505      19,905       8,787
                                    --------    --------    --------
          Operating income. . . .   $ 26,906      29,742      30,177
                                    ========    ========    ========

 EUROPE
  Revenue:
    Implementation services . . .   $273,093     200,939         831
    Management fees . . . . . . .     81,087      54,217         755
    Other services. . . . . . . .      2,227       2,997         168
                                    --------    --------    --------
                                     356,407     258,153       1,754
  Operating expenses:
    Compensation, operating and
      administrative expenses . .    303,716     220,427       1,243
    Depreciation and
      amortization. . . . . . . .     11,713       8,106          47
                                    --------    --------    --------
          Operating income. . . .   $ 40,978      29,620         464
                                    ========    ========    ========

 ASIA PACIFIC
  Revenue:
    Implementation services . . .   $ 91,196      83,359       1,543
    Management fees . . . . . . .     44,968      36,617          81
    Other services. . . . . . . .      2,069         437           6
                                    --------    --------    --------
                                     138,233     120,413       1,630
  Operating expenses:
    Compensation, operating and
      administrative expenses . .    131,956     106,221       2,883
    Depreciation and
      amortization. . . . . . . .      6,102       5,004         107
                                    --------    --------    --------
          Operating income
            (loss). . . . . . . .   $    175       9,188      (1,360)
                                    ========    ========    ========

                    JONES LANG LASALLE INCORPORATED

                                      2000        1999        1998
                                    --------    --------    --------
 INVESTMENT MANAGEMENT
  Revenue:
    Implementation services . . .   $  7,228      11,630       6,402
    Advisory fees . . . . . . . .     85,261      67,560      77,140
    Equity earnings . . . . . . .     16,215       5,447       3,542
    Other services. . . . . . . .         85         203       1,201
    Intersegment revenue. . . . .      --            136       --
                                    --------    --------    --------
                                     108,789      84,976      88,285
  Operating expenses:
    Compensation, operating and
      administrative expenses . .     80,844      69,767      65,189
    Depreciation and
      amortization. . . . . . . .      3,806       3,661       4,514
                                    --------    --------    --------
          Operating income. . . .   $ 24,139      11,548      18,582
                                    ========    ========    ========

Total segment revenue . . . . . .   $927,721     759,236     306,817
Intersegment revenue
  eliminations. . . . . . . . . .     (1,898)     (3,797)     (2,353)
                                    --------    --------    --------
          Total revenue . . . . .    925,823     755,439     304,464
                                    --------    --------    --------
Total segment operating
  expenses. . . . . . . . . . . .    835,523     679,138     258,954
Intersegment operating
  expense eliminations. . . . . .     (1,898)     (3,797)     (2,353)
                                    --------    --------    --------
          Total operating
           expenses before
           merger related
           non-recurring
           charges. . . . . . . .    833,625     675,341     256,601
                                    --------    --------    --------
          Merger related non-
           recurring charges. . .     85,795     151,401      10,021
                                    --------    --------    --------
          Operating income
           (loss) . . . . . . . .   $  6,403     (71,303)     37,842
                                    ========    ========    ========


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


                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                             2000                         1999                 1998
                ----------------------------- -----------------------------  --------
                          Invest-                       Invest-
                          ments      Fixed              ments      Fixed      Fixed
                Identi-   in Real    Asset    Identi-   in Real    Asset      Asset
($ in           fiable    Estate     Expen-   fiable    Estate     Expen-     Expen-
thousands)      Assets    Ventures   ditures  Assets    Ventures   ditures   ditures
                -------   --------   -------- --------  --------  --------  ---------
Owner and
Occupier
Services:
 Americas . . .$459,563   $ 13,522   $14,819  $429,534  $  9,604  $ 19,294   $14,022
 Europe . . . . 238,690      --       16,964   227,757      --      10,328     --
 Asia Pacific . 147,948      --        9,590   152,028      --       5,887        30

Investment
 Management . .  47,218     61,043     1,976   107,000    57,701     3,999     1,540

Corporate . . .  20,626      --        2,757     8,481      --         763     --
               --------   --------  --------  --------   -------   -------   -------

Consolidated. .$914,045   $ 74,565  $ 46,106  $924,800  $ 67,305  $ 40,271   $15,592
               ========   ========  ========  ========  ========  ========   =======












                    JONES LANG LASALLE INCORPORATED

     Jones Lang LaSalle conducts business in two countries which individually comprise over 10% of total revenue and total assets in 2000. Geographic segment information is as follows ($ in thousands):

                                        Total         Total
                                       Revenue        Assets
                                       --------      --------
    United States . . . . . . . .      $375,277       480,017
    United Kingdom. . . . . . . .       189,314       176,926
    Other foreign countries . . .       361,232       257,102
                                       --------      --------
                                       $925,823       914,045
                                       ========      ========


(7)  INVESTMENTS IN REAL ESTATE VENTURES

     Jones Lang LaSalle has invested in certain real estate ventures that own and operate commercial real estate. These investments include noncontrolling general partnership, limited partnership and limited liability company ownership interests generally ranging from less than 1% to 49.5% of the respective ventures. Jones Lang LaSalle has made initial capital contributions to the ventures and had remaining commitments to certain ventures for additional capital contributions of approximately $15.7 million as of December 31, 2000. Substantially all venture interests are held by corporate subsidiaries of Jones Lang LaSalle. Accordingly, Jones Lang LaSalle's exposure to liabilities and losses of the ventures is limited to its initial and remaining commitments. To the extent Jones Lang LaSalle's investment basis differs from its share of the equity of an unconsolidated investment, such difference is amortized over the depreciable lives of the investee's investment assets.

     Included in investment in real estate ventures is an investment in LaSalle Hotel Properties ("LHO"), a real estate investment trust, which completed its initial public offering in April 1998. LHO was formed to own hotel properties and to continue and expand the hotel investment activities of Jones Lang LaSalle by investing principally in upscale and luxury full-service hotels located primarily in major business and urban, resort and convention markets. Jones Lang LaSalle provides advisory, acquisition and administrative services to LHO for which it receives a base advisory fee calculated as a percentage of net operating income, as well as performance fees based on growth in funds from operations on a per share basis. Such performance fees, if any, are paid in the form of LHO common stock or units, at Jones Lang LaSalle's option. LHO was formed with 10 hotels, in nine of which Jones Lang LaSalle had a nominal co-investment and for which Jones Lang LaSalle acted as investment advisor. In accordance with the individual investment advisory agreements, Jones Lang LaSalle earned and received performance fees totaling $15.2 million on the disposition of certain of the assets. Jones Lang LaSalle contributed its ownership interests in the hotels as well as the related performance fees to LHO for an effective ownership interest of approximately 6.4%. Effective January 1, 2001, LHO terminated its service agreement with Jones Lang LaSalle and became a self-managed real estate investment trust. As a result of the terminated service agreement, Jones Lang LaSalle changed its method of accounting for LHO to the cost method. On February 1, 2001, Jones Lang LaSalle sold its investment in LHO and will recognize a gain of $2.7 million in the first quarter of 2001.

                    JONES LANG LASALLE INCORPORATED

     Except as otherwise noted, investment in real estate ventures have been accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements. As such, Jones Lang LaSalle recognizes its share of the underlying profits and losses of the ventures as revenue in the accompanying Consolidated Statements of Earnings. Jones Lang LaSalle generally is entitled to operating distributions in accordance with its respective ownership interests.

     The following table summarizes the combined financial information for the above unconsolidated ventures accounted for under the equity method of accounting ($ in thousands):

                                    2000        1999         1998
                                 ----------   ---------    ---------
Balance Sheet:
    Investments in real estate. .$2,661,699   2,081,747    2,021,372
    Total assets. . . . . . . . .$3,010,544   2,603,815    2,513,483
                                 ==========   =========    =========
    Mortgage indebtedness . . . .$1,019,752     695,442      614,349
    Total liabilities . . . . . .$1,509,112   1,327,824      977,194
                                 ==========   =========    =========
    Total equity. . . . . . . . .$1,501,432   1,275,991    1,536,289
                                 ==========   =========    =========

Investments in real estate
  ventures. . . . . . . . . . . .$   74,565      66,538       52,083

Statements of Operations:
    Revenues. . . . . . . . . . .$  671,713     403,557      298,886
    Net earnings. . . . . . . . .$  225,529     115,571      104,095
                                 ==========   =========    =========
Equity in earnings from
  real estate ventures. . . . . .$   16,693       6,218        3,911
                                 ==========   =========    =========

     During 2000, 1999 and 1998, Jones Lang LaSalle made loans to certain of these real estate ventures, of which $5.7 million, $6.7 million and $15.5 million were outstanding at December 31, 2000, 1999 and 1998, respectively, and is included in notes and other receivables in the accompanying Consolidated Balance Sheets. These notes, which bear interest rates of 7.25% to 8.0%, are to be repaid by 2007.


(8)  DEBT

     CREDIT FACILITIES

     During the first half of 2000, Jones Lang LaSalle increased its unsecured credit agreement from $380.0 million to $425.0 million through the addition of five banks to its credit group. This total was comprised of a $250.0 million revolving facility maturing in October 2002 and a $175.0 million term facility, which was scheduled to mature on October 15, 2000.

     On July 26, 2000, Jones Lang LaSalle closed its offering of euro 165 million aggregate principal amount of 9.0% Senior Notes, due 2007 (the "Euro Notes"). The net proceeds of $148.6 million were used to repay borrowings under the $175.0 million term facility that matured on October 15, 2000. The Euro Notes were issued by Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly owned subsidiary of Jones Lang LaSalle. On August 29, 2000, the remaining borrowings under the term facility were fully repaid using proceeds from the revolving credit facility and the term facility was terminated.

                    JONES LANG LASALLE INCORPORATED

      As of December 31, 2000, Jones Lang LaSalle had $250 million available under the revolving credit facility for working capital needs, investments and acquisitions. Jones Lang LaSalle also had the Euro Notes of euro 165.0 million and, under the terms of the revolving credit facility, the authorization to borrow up to $50.0 million under local overdraft facilities. As of December 31, 2000, there was $85.6 million outstanding under the revolving credit facility, euro 165.0 million, which equated to $155.5 US dollars, of borrowings under the Euro Notes, and short-term borrowings of $8.8 million.

     The revolving credit facility and the Euro Notes (the "Facilities") are guaranteed by certain of Jones Lang LaSalle's subsidiaries. With respect to the revolving credit facility, Jones Lang LaSalle must maintain a certain level of consolidated net worth and a ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"). Jones Lang LaSalle must also meet a minimum interest coverage ratio and minimum liquidity ratio. Additionally, Jones Lang LaSalle is restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of its assets. Lender approval is required for certain levels of co-investment. The revolving credit facility bears variable rates of interest based on market rates. Jones Lang LaSalle sometimes uses interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate. The effective interest rate on the Facilities, including the term facility during the period outstanding, was 8.42% for the year ended December 31, 2000, including the effect of interest rate swap agreements. As of December 31, 2000, Jones Lang LaSalle had no interest rate swap agreements outstanding.

     Jones Lang LaSalle has various interest-bearing overdraft facilities and short-term credit facilities of subsidiaries in Europe and Asia Pacific. Of the $50.0 million authorized under the revolving credit facility for local overdraft borrowings, Jones Lang LaSalle has facilities totaling $36.2 million, of which $2.7 million was outstanding as of December 31, 2000.


(9)  LEASES

     Jones Lang LaSalle leases office space in various buildings for its own use. The terms of these non-cancelable operating leases provide for Jones Lang LaSalle to pay base rent and a share of increases in operating expenses and real estate taxes in excess of defined amounts. Jones Lang LaSalle also leases equipment under both operating and capital lease arrangements.

     Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years ending December 31 and thereafter are as follows ($ in thousands):

                                   Operating    Capital
                                    Leases      Leases
                                   ---------    --------

           2001 . . . . . . . . .   $ 37,050    $  1,165
           2002 . . . . . . . . .     32,989         804
           2003 . . . . . . . . .     27,567         609
           2004 . . . . . . . . .     22,664         308
           2005 . . . . . . . . .     15,815         155
           Thereafter . . . . . .     28,910          74
                                    --------    --------
                                    $164,995    $  3,115
                                    ========    ========

                    JONES LANG LASALLE INCORPORATED

     Assets recorded under capital leases in the Consolidated Balance Sheet at December 31, 2000 and 1999 are as follows ($ in thousands):

                                                2000        1999
                                              --------    --------
           Furniture, fixtures and equipment  $  2,862       2,244
           Computer equipment and software       2,044       2,492
           Automobiles                           2,901         455
           Leasehold improvements                3,213       1,775
                                              --------    --------
                                                11,020       6,966
           Less accumulated depreciation
             and amortization                   (7,035)     (3,557)
                                              --------    --------
           Net assets under capital leases    $  3,985       3,409
                                              ========    =========

     Rent expense was $44.0 million, $45.0 million and $9.8 million, during 2000, 1999 and 1998, respectively.


(10) INCOME TAXES

     For the year ended December 31, 2000, 1999 and 1998, Jones Lang LaSalle's provision for income taxes consisted of the following ($ in thousands):
                                     Year Ended December 31,
                            ---------------------------------------
                               2000           1999           1998
                             --------       --------       --------
U.S. Federal:
  Current . . . . . . .      $  --          $(11,762)      $ 11,843
  Deferred tax. . . . .           498          2,570         (1,970)
                             --------       --------       --------
                                  498         (9,192)         9,873
                             --------       --------       --------

State and Local:
  Current . . . . . . .         --            (2,979)         2,819
  Deferred tax. . . . .            32            901           (144)
                             --------       --------       --------
                                   32         (2,078)         2,675
                             --------       --------       --------

Foreign:
  Current . . . . . . .        25,220         17,959          1,506
  Deferred tax. . . . .        (3,697)        (1,361)          (830)
                             --------       --------       --------
                               21,523         16,598            676
                             --------       --------       --------

Total . . . . . . . . .      $ 22,053       $  5,328       $ 13,224
                             ========       ========       ========

                    JONES LANG LASALLE INCORPORATED

     Income tax expense for 2000, 1999 and 1998 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes (a loss of $20.8 million for the year ended December 31, 2000, a loss of $89.5 million for the year ended December 31, 1999, income of $33.7 million for the year ended December 31,
1998) as a result of the following ($ in thousands):

                         2000              1999            1998
                   ---------------- ---------------- ----------------
Computed "expected"
 tax expense
 (benefit). . . . . .$(7,273) 35.0% $(31,330)   35.0%  $11,791   35.0%
Increase (reduction)
 in income taxes
 resulting from:
  Nondeductible
   stock compensa-
   tion expense . . . 27,433(132.0%)  34,078  (38.1%)      --     --
  State and local
   income taxes,
   net of federal
   income tax benefit     20  (0.1%)  (1,350)   1.5%     1,739   5.2%
  Amortization of
   goodwill and
   other intangibles.  1,020  (4.9%)      76   (0.1%)   (1,182) (3.5%)
  Nondeductible
   expenses . . . . .  1,606  (7.7%)   2,402   (2.7%)      807   2.4%
  Foreign earnings
   taxed at varying
   rates. . . . . . . (3,655) 17.6%   (1,022)   1.1%       --     --
  Valuation
   allowances . . . .  1,296  (6.2%)   1,552   (1.7%)      --     --

Other, net. . . . . .  1,606  (7.7%)     922   (1.0%)       69   0.2%
                     ------- ------  -------  ------   ------- ------
                     $22,053(106.0%) $ 5,328   (6.0%)  $13,224  39.3%
                     ======= ======  =======  ======   ======= ======

     For the years ended December 31, 2000, 1999 and 1998, Jones Lang LaSalle's income (loss) before taxes from domestic and international sources are as follows ($ in thousands):

                                     Year Ended December 31,
                            ---------------------------------------
                               2000           1999           1998
                             --------       --------       --------
    Domestic. . . . . .      $  3,316        (35,620)        29,857
    International . . .       (24,095)       (53,894)         3,832
                             --------       --------       --------
          Total . . . .      $(20,779)       (89,514)        33,689
                             ========       ========       ========

                    JONES LANG LASALLE INCORPORATED

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below ($ in thousands):

                                           December 31,
                            ---------------------------------------
                               2000           1999           1998
                             --------       --------       --------
Deferred tax assets:
  Accrued expenses. . .      $ 12,154       $ 13,525       $  3,957
  Revenue deferred
   per SAB 101. . . . .        10,505          --             --
  U.S. Federal and
   state loss
   carryforwards. . . .         5,311          --             --
  Allowances for
   uncollectible
   accounts . . . . . .         2,864          3,983          3,238
  Foreign tax credit
   carryforwards. . . .         4,410          3,634          3,800
  Foreign loss carry-
   forwards . . . . . .         6,156          3,326            830
  Property and
   equipment. . . . . .         2,437          2,233          1,644
  Investments in real
   estate ventures. . .         --             1,208          --
  Other . . . . . . . .           529          1,389            355
                             --------       --------       --------
                               44,366         29,298         13,824
  Less valuation
    allowances. . . . .        (3,255)        (2,020)         --
                             --------       --------       --------
                             $ 41,111       $ 27,278       $ 13,824
                             ========       ========       ========
Deferred tax liabilities:
  Prepaid pension
   asset. . . . . . . .      $  5,360       $  6,978       $  --
  Intangible assets . .         4,242          3,743          --
  Income deferred for
   tax purposes . . . .         2,850          3,329          --
  Investments in real
   estate ventures. . .         1,161          --             2,483
  Other . . . . . . . .           995          1,820            716
                             --------       --------       --------
                             $ 14,608       $ 15,870       $  3,199
                             ========       ========       ========

     In connection with the merger with JLW, Jones Lang LaSalle recorded deferred tax assets of $14.4 million and deferred tax liabilities of $8.2 million as part of its purchase price allocation. In connection with the COMPASS acquisition, Jones Lang LaSalle recorded deferred tax assets of $2.6 million as part of its purchase price allocation.

     A deferred U.S. tax liability has not been provided on the unremitted earnings of foreign subsidiaries because it is the intent of Jones Lang LaSalle to permanently reinvest such earnings.

                    JONES LANG LASALLE INCORPORATED

     As of December 31, 2000, Jones Lang LaSalle has available U.S. Federal net operating loss carryforwards of $10.0 million which begin to expire in 2019, U.S. state net operating loss carryforwards of $40.0 million which expire in 2003 through 2019, foreign net operating loss carryforwards of $19.0 million which begin to expire in 2003, and foreign tax credit carryforwards for U.S. federal income tax purposes of $4.4 million which expire in 2002 through 2004.

     The net deferred tax asset of $26.5 million at December 31, 2000 is considered realizable given past income and estimates of future income. These considerations include, but are not limited to, net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain foreign net operating loss carryforwards for which utilization is not probable.

(11)  RETIREMENT PLANS

     DEFINED CONTRIBUTION PLANS

     Jones Lang LaSalle has a qualified profit sharing plan that incorporates IRC Section 401(k) for its eligible U.S. employees.
Contributions under the qualified profit sharing plan are made via a combination of employer match and an annual contribution on behalf of eligible employees. Included in the accompanying Consolidated Statements of Earnings for the years ended December 31, 2000, 1999 and 1998 are contributions of $1.6 million, $2.5 million and $1.8 million, respectively.

Additionally, in 1999, Jones Lang LaSalle expensed $1.7 million of nonrecurring contributions to COMPASS employees as a result of this acquisition. Related trust assets of the Plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements.

     Jones Lang LaSalle maintains several defined contribution retirement plans for its eligible non-U.S. employees. Contributions to these plans were approximately $2.5 million and $2.0 million for the years ended December 31, 2000 and 1999, respectively.

     DEFINED BENEFIT PLANS

     Jones Lang LaSalle maintains several contributory defined benefit pension plans to provide retirement benefits to eligible employees in certain countries. It is Jones Lang LaSalle's policy to fund the minimum annual contributions required by applicable regulations.

     Net periodic pension cost consisted of the following ($ in thousands):

                                                 2000        1999
                                               --------    --------
     Employer service cost - benefits earned
       during the year. . . . . . . . . . . .  $  6,716    $  5,902
     Interest cost on projected benefit
       obligation . . . . . . . . . . . . . .     5,130       3,680
     Expected (return) loss on plan assets. .    (7,924)     (5,332)
     Net amortization/deferrals . . . . . . .     --         (1,224)
                                               --------    --------
     Net periodic pension cost. . . . . . . .  $  3,922    $  3,026
                                               ========    ========

                    JONES LANG LASALLE INCORPORATED

     The change in benefit obligation and plan assets and reconciliation of funded status as of December 31, 2000 and 1999 are as follows ($ in thousands):
                                                 2000        1999
                                               --------    --------
     Change in benefit obligation:
       Projected benefit obligation at
         beginning of year. . . . . . . . . .  $ 89,163    $   --
       Merger with JLW. . . . . . . . . . . .     --         85,311
       Service cost . . . . . . . . . . . . .     6,716       5,902
       Interest cost. . . . . . . . . . . . .     5,130       3,680
       Plan participants' contributions . . .       136       --
       Benefits paid. . . . . . . . . . . . .    (2,482)     (1,631)
       Actuarial loss . . . . . . . . . . . .     2,144      (4,309)
       Changes in foreign exchange rates. . .    (6,953)        210
                                               --------    --------
         Projected benefit obligation at
           end of year. . . . . . . . . . . .  $ 93,854    $ 89,163
                                               ========    ========
     Change in plan assets:
       Fair value of plan assets at
         beginning of year. . . . . . . . . .  $114,724        --
       Merger with JLW. . . . . . . . . . . .     --        111,197
       Actual return on plan assets . . . . .    15,998       5,729
       Plan contributions . . . . . . . . . .       470       --
       Benefits paid. . . . . . . . . . . . .    (2,482)     (2,610)
       Changes in foreign exchange rates. . .    (8,947)        408
                                               --------    --------
         Fair value of plan assets
           at end of year . . . . . . . . . .  $119,763    $114,724
                                               ========    ========
     Reconciliation of funded status:
       Funded status. . . . . . . . . . . . .  $ 25,909    $ 25,561
       Unrecognized actuarial loss. . . . . .    (7,582)     (2,153)
                                               --------    --------
         Net amount recognized. . . . . . . .  $ 18,327    $ 23,408
                                               ========    ========

     The amounts recognized in the accompanying Consolidated Balance Sheet as of December 31, 2000 and 1999 are as follows ($ in thousands):

                                                 2000        1999
                                               --------    --------
     Prepaid pension asset. . . . . . . . . .  $ 18,730    $ 23,956
     Accrued pension liability. . . . . . . .      (403)       (548)
                                               --------    --------
     Net amount recognized. . . . . . . . . .  $ 18,327    $ 23,408
                                               ========    ========

     For one of the plans, the accumulated benefit obligation exceeded the fair value of the plan assets at December 31, 2000. The related aggregate benefit obligation was $2.5 million and the aggregate fair value of the plan assets was $2.0 million.

     Weighted average assumptions used in developing the projected benefit obligation as of December 31 were generally as follows:

                                                 2000        1999
                                               --------    --------
     Discount rate used in determining
       present values . . . . . . . . . . . .     6.25%       6.25%
     Annual increase in future compensation
       levels . . . . . . . . . . . . . . . .     4.00%       4.00%
     Expected long-term rate of return
       on assets. . . . . . . . . . . . . . .     7.50%       7.50%

                    JONES LANG LASALLE INCORPORATED

     Plan assets consist of a diversified portfolio of fixed-income investments and equity securities.


(12)  STOCK OPTION AND STOCK COMPENSATION PLANS

     STOCK AWARD AND INCENTIVE PLAN

     In 1997, Jones Lang LaSalle adopted a stock award and incentive plan that provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle. Under the plan, the total number of shares of common stock available to be issued is 4,160,000. The options are granted at the market value of common stock at the date of grant. The options vest at such times and conditions as the Compensation Committee of the Board of Directors of Jones Lang LaSalle determines and sets forth in the award agreement. Such options granted in 2000, 1999 and 1998 vest over a period of zero to five years. At December 31, 2000, 1999 and 1998, there were 310,378, 2,127,662 and 973,100 shares, respectively, available for grant under the stock award and incentive plan.

     The per share weighted-average fair value of options granted during 2000, 1999 and 1998 was $7.42, $17.63 and $16.44 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
                              2000           1999            1998
                         --------------  -------------   -------------

Expected dividend yield .         0.00%          0.00%           0.00%
Risk-free interest rate .         5.20%          6.90%           4.95%
Expected life . . . . . .  6 to 9 years   6 to 9 years    6 to 9 years
Expected volatility . . .        49.17%         47.34%          41.50%
Contractual terms . . . . 7 to 10 years  7 to 10 years   7 to 10 years

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
                                     2000       1999       1998
                                   --------   --------   --------

Net earnings (loss) . . . . . . .  $(61,931)  $(98,767)  $ 15,689
Basic earnings (loss) per
  common share. . . . . . . . . .     (2.49)     (4.37)      0.97
Diluted earnings (loss) per
  common share. . . . . . . . . .     (2.49)     (4.37)      0.96

                    JONES LANG LASALLE INCORPORATED

     Stock option activity is as follows (shares in thousands):


                      2000             1999               1998
                ----------------- -----------------  -----------------
                        Weighted-         Weighted-          Weighted-
                        Average           Average            Average
                        Exercise          Exercise           Exercise
                 Shares  Price     Shares  Price      Shares  Price
                 ------ ---------  ------ ---------   ------ ---------
Outstanding
 at beginning
 of year. . . . 2,011.0  $ 28.67  1,241.9   $26.75     738.0   $23.29
Granted . . . . 1,188.7    12.77    997.6    31.45     524.9    31.71
Exercised . . .    (4.9)    --      (21.3)   23.25      --       --
Forfeited . . .  (233.1)   27.07   (207.2)   31.39     (21.0)   29.56
                -------           -------            -------
Outstanding
 at end of
 year . . . . . 2,961.7   $22.46  2,011.0   $28.67   1,241.9   $26.75
                =======           =======            =======


                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The following table summarizes information about fixed stock options outstanding at December 31, 2000:
                               Options Outstanding                    Options Exercisable
         --------------------------------------------------------------------------------------
               Number      Weighted-Average                       Number
Range of   Outstanding at     Remaining                        Exercisable at
Exercise    December 31,     Contractual     Weighted-Average   December 31,   Weighted-Average
Prices         2000             Life          Exercise Price       2000         Exercise Price
- -------------------------- ----------------  -----------------  ------------   ----------------
$ 9.31-$14.75   1,019,666        6.17 years            $12.26          3,166            $12.83
$15.00-$21.95     157,548        6.90 years            $16.17         24,298            $21.95
$23.00-$35.06   1,771,487        5.46 years            $28.78        945,196            $27.64
$38.00-$43.88      13,000        5.27 years            $38.23          7,866            $38.15
               ----------                                         ----------
$ 9.13-$43.88   2,961,701        5.78 years            $22.46        980,526            $27.54
               ==========                                         ==========

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                               Options Outstanding                    Options Exercisable
         --------------------------------------------------------------------------------------
               Number      Weighted-Average                       Number
Range of   Outstanding at     Remaining                        Exercisable at
Exercise    December 31,     Contractual     Weighted-Average   December 31,   Weighted-Average
Prices         1999             Life          Exercise Price       1999         Exercise Price
- -------------------------- ----------------  -----------------  ------------   ----------------

$ 9.31-$14.75       9,500        6.75 years            $12.83          --                --
$23.00-$35.06   1,984,546        6.45 years            $28.65        640,067            $24.90
$38.00-$43.88      17,000        6.09 years            $39.56          5,266            $39.60
               ----------                                         ----------
$ 9.31-$43.88   2,011,046        6.45 years            $28.67        645,333            $25.02
               ==========                                         ==========





                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                               Options Outstanding                    Options Exercisable
         --------------------------------------------------------------------------------------
               Number      Weighted-Average                       Number
Range of   Outstanding at     Remaining                        Exercisable at
Exercise    December 31,     Contractual     Weighted-Average   December 31,   Weighted-Average
Prices         1998             Life          Exercise Price       1998         Exercise Price
- -------------------------- ----------------  -----------------  ------------   ----------------

$23.00-$32.50   1,197,900        7.60 years            $26.39        531,375            $23.03
$34.06-$43.88      44,000        6.78 years            $36.57          3,666            $35.05
               ----------                                         ----------
$23.00-$43.88   1,241,900        7.57 years            $26.75        535,041            $23.12
               ==========                                         ==========



                    JONES LANG LASALLE INCORPORATED

     OTHER STOCK COMPENSATION PROGRAMS

     In March of 2000, Jones Lang LaSalle awarded 472,500 restricted shares of Jones Lang LaSalle common stock with a weighted-average grant-date market value of $12.31 to certain of its employees. These shares vest 50% at thirty-four months from the date of grant, with the remaining 50% vesting at fifty-eight months from the date of grant. The related compensation cost is amortized to expense over the vesting period. Total compensation expense recognized under this program during 2000 was $1.4 million.

     In 1999, Jones Lang LaSalle established a stock compensation program for certain of its employees pursuant to which they were paid a portion of their annual bonus in the form of restricted shares of Jones Lang LaSalle common stock. Jones Lang LaSalle enhanced the number of shares by 20% with respect to the 1999 plan year, and by 25% with respect to the 2000 plan year. Early in 2000, 513,233 total shares, having a weighted-average grant-date market value of $11.31 were paid into the program with respect to 1999 bonuses. Early in 2001, approximately 700,000 total shares, having a weighted-average grant-date market value of $13.50 were paid into the program with respect to 2000 bonuses. The shares vest 50% at eighteen months from the date of grant, and the remaining 50% vest at thirty months from the date of grant. The related compensation cost is amortized to expense over the vesting period. Total compensation expense recognized with respect to this program for the years ending December 31, 2000 and 1999 was $5.1 million and $1.8 million, respectively.

     In 1997 and 1998, Jones Lang LaSalle maintained a Stock Compensation Program ("SCP") for eligible employees. Under this program, employee contributions for bonuses for stock purchases were enhanced by Jones Lang LaSalle through an additional contribution of 15%. Employee contributions vested immediately while Jones Lang LaSalle contributions were subject to various vesting periods. The related compensation cost is amortized to expense over the vesting period. 187,172 total shares were paid into this program. Total compensation expense recognized under the program during 2000, 1999 and 1998 was $179,600, $193,700 and $228,600, respectively. As of December 31, 2000, 105,187 shares have been distributed under this program with the remaining to be distributed in the future. This program was suspended in 1999, therefore no further contributions will be made.

     In 1998, Jones Lang LaSalle adopted an Employee Stock Purchase Plan ("ESPP") for eligible employees. Under this plan, employee contributions for stock purchases will be enhanced by Jones Lang LaSalle through an additional contribution of 15%. Employee contributions and Jones Lang LaSalle contributions vest immediately. As of December 31, 2000, 417,624 shares have been purchased under this plan. During 2000 and 1999, 191,459 shares and 161,989 shares, having weighted-average grant-date market values of $10.40 and $15.07 were purchased under the program. No compensation expense is recorded with respect to this program.

                    JONES LANG LASALLE INCORPORATED

(13) TRANSACTIONS WITH AFFILIATES

     Certain officers of Jones Lang LaSalle are trustees for real estate funds that were organized by a subsidiary. Jones Lang LaSalle earns advisory and management fees for services rendered to the funds. Included in the accompanying Consolidated Financial Statements are revenues of $0.5 million, $0.2 million and $2.3 million for 2000, 1999 and 1998, respectively, as well as receivables of $0.2 million, $0.0 million and $0.1 million at December 31, 2000, 1999 and 1998, respectively, related to such services.

     Jones Lang LaSalle also earns fees and commissions for services rendered to affiliates of Dai-ichi Life Property Holdings, Inc., Galbreath Holdings, LLC and Gothaer Lebensversicherung A.G., three significant stockholders, and real estate ventures in which Jones Lang LaSalle has an equity interest. Included in the accompanying Consolidated Financial Statements are revenues from such affiliates of $34.8 million, $39.0 million and $45.9 million for 2000, 1999 and 1998, respectively, as well as receivables for reimbursable expenses and revenues as of December 31, 2000, 1999 and 1998 of $10.3 million, $8.7 million and $9.3 million, respectively.


(14) COMMITMENTS AND CONTINGENCIES

     At December 31, 2000, Jones Lang LaSalle has several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

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


(15)  IMPLEMENTATION OF SAB 101

     During December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on various revenue recognition matters. Historically, Jones Lang LaSalle and certain other real estate service companies have recorded the full amount of lease commissions as revenue upon the completion of leasing services and the closing of the transaction, when invoicing for a portion of the commission was to be delayed until actual tenant occupancy. This policy was based upon the fact that Jones Lang LaSalle had fulfilled all of its contractual obligations and the likelihood of the tenant defaulting under the lease was extremely remote. Jones Lang LaSalle understood that the SEC staff believed that under SAB 101, such lease commission revenue should be deferred until the parties to the lease contract have fulfilled their respective obligations. However, in late June, the SEC issued an amendment to SAB 101 that permitted companies to delay implementation until the fourth quarter of 2000 while the SEC sought to provide increased interpretive guidance. In late October of 2000, the SEC issued additional interpretive guidance. After reviewing this interpretive guidance and discussing it with the SEC, Jones Lang LaSalle adopted the provisions of SAB 101, retroactively applying them as of January 1, 2000.

                    JONES LANG LASALLE INCORPORATED

     As a result, revenue recognition will now be deferred until all parties to the lease contract have fulfilled their respective lease obligations if the fee income is dependent upon those contingencies being removed. This change in accounting policy does not impact the timing or amount of cash flow, or the amount of earnings that Jones Lang LaSalle will ultimately recognize.

     Effective January 1, 2000, Jones Lang LaSalle recorded a one-time, non-cash, after-tax cumulative effect of change in accounting principle of $14.2 million, net of taxes of $8.7 million. This adjustment represents revenues of $22.9 million that had been recognized prior to January 1, 2000 that would not have been recognized if the new accounting policy had been in effect in prior years. These revenues will be recognized as the underlying contingencies are satisfied. Jones Lang LaSalle recognized $16.2 million of these revenues in 2000 and expects to recognize the balance of $6.7 million in 2001 and 2002.

     The new revenue recognition policy has meant that revenue associated with 2000 transactions that would have been recognized in 2000 under the old policy has now been deferred until 2001 or later. In 2000, Jones Lang LaSalle has deferred $20.9 million of revenue associated with current year transactions that will now be recognized in 2001 or later.

     The net impact of the implementation of SAB 101 on the 2000 operating income of Jones Lang LaSalle was to reduce reported current year operating income by $4.7 million.

                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The impact of adopting SAB 101 by quarter is as follows ($ in thousands):

                                                  Three Months Ended
                          As of  ---------------------------------------------------
                       January 1,  March 31,  June 30,   September 30,  December 31, Full Year
                          2000       2000       2000         2000          2000         2000
                       ----------- ---------  --------   -------------  ------------ ----------

Cumulative effect of
 change in accounting
 principle:

   Net deferral of
     2000 revenue . . .               (2,461)   (6,428)         (3,039)       (8,978)  (20,906)

   Cumulative catch-up
     adjustment charge
     effective Jan-
     uary 1, 2000 . . .    (22,982)                                                    (22,982)

   Recognition of
     cumulative catch-
     up adjustment. . .                5,768     4,978           2,521         2,974    16,241

   Tax effect . . . . .     (8,733)    1,257      (551)           (197)       (2,282)  (10,506)
                          --------  --------  --------        --------      --------  --------

   Net earnings
     impact . . . . . .    (14,249)    2,050      (899)           (321)       (3,722)  (17,141)
                          ========  ========  ========        ========      ========  ========


                                                               As of         As of     As of
                                      As of     As of          Septem-       Decem-    Decem-
                                    March 31,  June 30,        ber 30,       ber 31 ,  ber 31,
                                      2000      2000            2000          2000      2000
                                    --------  --------        --------      --------  --------
Note:
  Remaining cumulative
    catch-up adjustment
    to be recognized. .              (17,214)  (12,236)         (9,715)       (6,741)   (6,741)


                    JONES LANG LASALLE INCORPORATED

     Jones Lang LaSalle is unable to estimate the pro-forma impact that the change in accounting principle would have had on either 1999 or 1998 on a standalone basis, or on each of the individual quarters within 1999 or 1998. This is because the underlying books and records were not maintained in such a manner as to facilitate the subsequent identification of those transactions where such contingencies existed, or when such contingencies were removed.


(16)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On July 26, 2000, Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly-owned subsidiary of Jones Lang LaSalle, issued 9% Senior Notes with an aggregate principal amount of Euro 165 million, due 2007 (the "Euro Notes"). The payment obligations under the Euro Notes are fully and unconditionally guaranteed by Jones Lang LaSalle Incorporated and certain of its wholly-owned subsidiaries; Jones Lang LaSalle America's Inc., LaSalle Investment Management, Inc., Jones Lang LaSalle International, Inc., Jones Lang LaSalle Co-Investment, Inc., LaSalle Hotel Advisors, Inc., and Jones Lang LaSalle Ltd. (the "Guarantor Subsidiaries"). All of Jones Lang LaSalle Incorporated's remaining subsidiaries (the "Non-Guarantor Subsidiaries") are owned by the Guarantor Subsidiaries. The following supplemental Condensed Consolidating Balance Sheets as of December 31, 2000 and December 31, 1999, Condensed Consolidating Statement of Earnings and Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998 present financial information for (i) Jones Lang LaSalle Incorporated (carrying any investment in subsidiaries under the equity method), (ii) Jones Lang LaSalle Finance B.V. (the issuer of the Euro Notes), (iii) on a combined basis the Guarantor Subsidiaries (carrying any investment in Non-Guarantor Subsidiaries under the equity method) and (iv) on a combined basis the Non-Guarantor Subsidiaries (carrying its investments in JLL Finance under the equity method).
Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and Jones Lang LaSalle Incorporated believes that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. In general, historically, Jones Lang LaSalle Incorporated has entered into third party borrowings, financing its subsidiaries via intercompany accounts that are then converted into equity on a periodic basis. Certain Guarantor and Non-Guarantor Subsidiaries also enter into third party borrowings on a limited basis. All intercompany activity has been included as subsidiary activity in investing activities in the Condensed Consolidating Statements of Cash Flows. Cash is managed on a consolidated basis and there is a right of offset between bank accounts in the different groupings of legal entities in the condensed consolidating financial information. Therefore, in certain cases, negative cash balances have not been reallocated to payables as they legally offset positive cash balances elsewhere in Jones Lang LaSalle Incorporated. In certain cases, taxes have been calculated on the basis of a group position that includes both Guarantor and Non-Guarantor Subsidiaries. In such cases, the taxes have been allocated to individual legal entities on the basis of that legal entity's pre-tax income.

                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                           As of December 31, 2000
                                              ($ in thousands)

                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
ASSETS
- ------
Cash and cash
  equivalents . . . .    $    3,689          152       (3,665)        18,667         --           18,843
Trade receivables,
  net of allowances .           124        --          98,120        145,957         --          244,201
Other current assets.         9,285        --          26,881         21,851         --           58,017
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      assets. . . . .        13,098          152      121,336        186,475         --          321,061

Property and equipment,
  at cost, less accumu-
  lated depreciation.         3,093        --          51,566         35,647         --           90,306
Intangibles resulting
  from business acquisi-
  tions and JLW merger,
  net of accumulated
  amortization. . . .         --           --         249,586        100,543         --          350,129
Other assets, net . .        12,270        --          74,254         66,025         --          152,549
Investment in
  subsidiaries. . . .       278,523        --         262,888            213      (541,624)        --
                         ----------   ----------   ----------     ----------    ----------    ----------
                         $  306,984          152      759,630        388,903      (541,624)      914,045
                         ==========   ==========   ==========     ==========    ==========    ==========




                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                              CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED
                                           As of December 31, 2000
                                              ($ in thousands)


                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
- --------------------
Accounts payable and
  accrued liabilities    $   19,553          954       29,351         61,880         --          111,738
Short-term borrowings         --           --           5,174          3,662         --            8,836
Other current
  liabilities . . . .       (49,618)    (242,126)     434,720         44,156         --          187,132
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      liabilities . .       (30,065)    (241,172)     469,245        109,698         --          307,706

Long-term liabilities:
  Credit facilities .         --          85,565        --             --            --           85,565
  Notes . . . . . . .         --         155,546        --             --            --          155,546
  Other . . . . . . .         4,711        --          11,862         15,750         --           32,323
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total liabilities       (25,354)         (61)     481,107        125,448         --          581,140

Commitments and
 contingencies

Minority interest in
  consolidated
  subsidiaries. . . .         --           --           --               567         --              567

Stockholders' equity.       332,338          213      278,523        262,888      (541,624)      332,338
                         ----------   ----------   ----------     ----------    ----------    ----------
                         $  306,984          152      759,630        388,903      (541,624)      914,045
                         ==========   ==========   ==========     ==========    ==========    ==========


                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                           As of December 31, 1999
                                              ($ in thousands)

                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
ASSETS
- ------
Cash and cash
  equivalents . . . .      $   (615)       --           1,027         22,896         --           23,308
Trade receivables,
  net of allowances .         2,070        --         128,599        139,924         --          270,593
Other current assets.        23,379        --          15,223         16,179         --           54,781
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      assets. . . . .        24,834        --         144,849        178,999         --          348,682

Property and equipment,
  at cost, less accumu-
  lated depreciation.           749        --          48,491         27,230         --           76,470
Intangibles resulting
  from business acquisi-
  tions and JLW merger,
  net of accumulated
  amortization. . . .         --           --         287,848         79,367         --          367,215
Other assets, net . .         3,010        --          38,147         91,276         --          132,433
Investments in
  subsidiaries. . . .       357,593        --         348,702          --         (706,295)        --
                         ----------   ----------   ----------     ----------    ----------    ----------
                         $  386,186        --         868,037        376,872      (706,295)      924,800
                         ==========   ==========   ==========     ==========    ==========    ==========




                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                              CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED
                                           As of December 31, 1999
                                              ($ in thousands)


                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
- --------------------
Accounts payable and
  accrued liabilities     $  (4,847)       --          30,516         62,588         --           88,257
Short-term borrowings       156,471        --             959          5,213         --          162,643
Other current
  liabilities . . . .      (250,272)       --         485,978        (66,487)        --          169,219
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      liabilities . .       (98,648)       --         517,453          1,314         --          420,119

Long-term liabilities:
  Credit facilities .       159,743        --           --             --            --          159,743
  Other long-term
    liabilities . . .         1,155        --          (7,009)        26,856         --           21,002
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total liabilities        62,250        --         510,444         28,170         --          600,864

Commitments and
 contingencies

Stockholders' equity.       323,936        --         357,593        348,702      (706,295)      323,936
                         ----------   ----------   ----------     ----------    ----------    ----------
                         $  386,186        --         868,037        376,872      (706,295)      924,800
                         ==========   ==========   ==========     ==========    ==========    ==========


                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                    For the year ended December 31, 2000
                                              ($ in thousands)


                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
Revenue . . . . . . .    $    --           --         433,890        491,933         --          925,823
Equity earnings (loss)
  from subsidiaries .        49,064        --          55,832            110      (105,006)        --
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total revenue . .        49,064        --         489,722        492,043      (105,006)      925,823

Operating expenses
  before merger re-
  lated non-recurring
  charges . . . . . .        17,565            2      408,690        407,368         --          833,625
Merger related non-
  recurring charges .        79,908        --           3,433          2,454         --           85,795
                         ----------   ----------   ----------     ----------    ----------    ----------
    Operating income
      (loss). . . . .       (48,409)          (2)      77,599         82,221      (105,006)        6,403

Interest expense, net
  of interest income.         7,931         (209)      16,245          3,215         --           27,182
                         ----------   ----------   ----------     ----------    ----------    ----------
    Earnings (loss)
      before provision
      for income taxes
      and minority
      interest. . . .       (56,340)         207       61,354         79,006      (105,006)      (20,779)





                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                          CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED
                                    For the year ended December 31, 2000
                                              ($ in thousands)



                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
Net provision for
  income taxes. . . .           720           97        2,479         18,757         --           22,053
Minority interests in
  earnings of
  subsidiaries. . . .         --           --           --               (21)        --              (21)
                         ----------   ----------   ----------     ----------    ----------    ----------
Net earnings (loss),
  before cumulative
  effect of change in
  accounting principle      (57,060)         110       58,875         60,270      (105,006)      (42,811)
Cumulative effect of
  change in accounting
  principle, net
  of tax. . . . . . .         --           --          (9,811)        (4,438)        --          (14,249)
                         ----------   ----------   ----------     ----------    ----------    ----------
Net earnings (loss) .    $  (57,060)         110       49,064         55,832      (105,006)      (57,060)
                         ==========   ==========   ==========     ==========    ==========    ==========






                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                    For the year ended December 31, 1999
                                              ($ in thousands)
                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
Revenue . . . . . . .    $    --           --         342,871        412,568         --          755,439
Equity earnings (loss)
  from subsidiaries .         8,970        --          53,410          --          (62,380)        --
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total revenue . .         8,970        --         396,281        412,568       (62,380)      755,439

Operating expenses
  before merger re-
  lated non-recurring
  charges . . . . . .        13,816        --         341,276        320,249         --          675,341
Merger related non-
  recurring charges .       100,054        --          41,536          9,811         --          151,401
                         ----------   ----------   ----------     ----------    ----------    ----------
    Operating income
      (loss). . . . .      (104,900)       --          13,469         82,508       (62,380)      (71,303)

Interest expense, net
  of interest income.         1,979        --          16,325            (93)        --           18,211
                         ----------   ----------   ----------     ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes. .      (106,879)       --          (2,856)        82,601       (62,380)      (89,514)

Net provision (benefit)
  for income taxes. .       (12,037)       --         (11,826)        29,191         --            5,328
                         ----------   ----------   ----------     ----------    ----------    ----------
Net earnings (loss) .    $  (94,842)       --           8,970         53,410       (62,380)      (94,842)
                         ==========   ==========   ==========     ==========    ==========    ==========



                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                        Year ended December 31, 1998
                                              ($ in thousands)
                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
Revenue . . . . . . .    $      859        --         157,047        146,558         --          304,464
Equity earnings (loss)
  from subsidiaries .        26,723        --          55,283          --          (82,006)        --
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total revenue . .        27,582        --         212,330        146,558       (82,006)      304,464

Operating expenses
  before merger re-
  lated non-recurring
  charges . . . . . .         6,943        --         166,531         83,127         --          256,601
Merger related non-
  recurring charges .         --           --          10,021          --            --           10,021
                         ----------   ----------   ----------     ----------    ----------    ----------
    Operating income
      (loss). . . . .        20,639        --          35,778         63,431       (82,006)       37,842

Interest expense, net
  of interest income.        (2,471)       --           5,484          1,140         --            4,153
                         ----------   ----------   ----------     ----------    ----------    ----------
    Earnings (loss)
      before provision
      for income
      taxes . . . . .        23,110        --          30,294         62,291       (82,006)       33,689

Net provision for
  income taxes. . . .         2,645        --           3,571          7,008         --           13,224
                         ----------   ----------   ----------     ----------    ----------    ----------
Net earnings (loss) .    $   20,465        --          26,723         55,283       (82,006)       20,465
                         ==========   ==========   ==========     ==========    ==========    ==========



                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                For the Twelve Months Ended December 31, 2000
                                              ($ in thousands)
                         Jones Lang                                              Consoli-
                          LaSalle     Jones Lang                                  dated
                        Incorporated   LaSalle                                  Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor    LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Incorporated
                        ------------  ----------  ------------  -------------  ------------
Cash flows provided by
  operating activities   $   11,070        1,064       45,913         82,293       140,340

Cash flows provided by
 (used in) investing
 activities:
  Net capital additions-
   property and equip-
   ment . . . . . . .        (2,433)       --         (19,695)       (23,676)      (45,804)
  Cash balances assumed
   in Jones Lang Wootton
   merger, net of cash
   paid and transaction
   cost . . . . . . .         --           --           --             --            --
  Other acquisitions and
   investments, net of
   cash acquired and
   transaction costs.         --           --         (12,418)          (915)      (13,333)
  Subsidiary activity       311,876     (238,787)     (17,018)       (56,071)        --
  Investments in real
   estate ventures. .         --           --          (3,144)        (4,309)       (7,453)
                         ----------   ----------   ----------     ----------    ----------
    Net cash provided by
     (used in) investing
     activities . . .       309,443     (238,787)     (52,275)       (84,971)      (66,590)





                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED
                                For the Twelve Months Ended December 31, 2000
                                              ($ in thousands)


                         Jones Lang                                              Consoli-
                          LaSalle     Jones Lang                                  dated
                        Incorporated   LaSalle                                  Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor    LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Incorporated
                        ------------  ----------  ------------  -------------  ------------
Cash flows provided by
 (used in) financing
 activities:
  Net borrowings under
   credit facility. .      (316,214)      85,565        4,215         (1,551)     (227,985)
  Net proceeds from
   issuance of the
   Euro Notes . . . .        (1,169)     152,310       (2,545)         --          148,596
  Common stock issued
   under stock option
   plan and stock
   purchase programs.         1,174        --           --             --            1,174
                         ----------   ----------   ----------     ----------    ----------
    Net cash provided by
     (used in) financing
     activities . . .      (316,209)     237,875        1,670         (1,551)      (78,215)
                         ----------   ----------   ----------     ----------    ----------
Net increase (decrease)
  in cash and cash
  equivalents . . . .         4,304          152       (4,692)        (4,229)       (4,465)
Cash and cash equiva-
  lents, beginning
  of period . . . . .          (615)       --           1,027         22,896        23,308
                         ----------   ----------   ----------     ----------    ----------
Cash and cash equiva-
  lents, end of period   $    3,689          152       (3,665)        18,667        18,843
                         ==========   ==========   ==========     ==========    ==========


                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                For the Twelve Months Ended December 31, 1999
                                              ($ in thousands)


                                            Jones Lang
                                              LaSalle                                        Consolidated
                                           Incorporated                                       Jones Lang
                                           (Parent and       Guarantor      Non-Guarantor      LaSalle
                                            Guarantor)      Subsidiaries    Subsidiaries     Incorporated
                                           ------------     ------------    -------------    ------------

Cash flows provided by (used in)
 operating activities . . . . . . . .        $ (26,609)         (76,843)          85,225         (18,227)
Cash flows provided by (used in)
 Investing activities:
    Net capital additions - property
      and equipment . . . . . . . . .             (734)         (24,517)         (11,597)        (36,848)
    Cash balances assumed in Jones Lang
      Wootton merger, net of cash paid
      and transaction costs . . . . .            --              19,388          (56,676)        (37,288)
    Other acquisitions and investments,
      net of cash acquired and
      transaction costs . . . . . . .            --              (1,022)          (2,008)         (3,030)
    Subsidiary activity . . . . . . .          (91,893)          93,929           (2,036)          --
    Investments in real estate
      ventures. . . . . . . . . . . .            --              (4,835)           1,134          (3,701)
                                            ----------       ----------       ----------      ----------

        Net cash provided by (used in)
          investing activities. . . .          (92,627)          82,943          (71,183)        (80,867)





                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED
                                For the Twelve Months Ended December 31, 1999
                                              ($ in thousands)



                                            Jones Lang
                                              LaSalle                                        Consolidated
                                           Incorporated                                       Jones Lang
                                           (Parent and       Guarantor      Non-Guarantor      LaSalle
                                            Guarantor)      Subsidiaries    Subsidiaries     Incorporated
                                           ------------     ------------    -------------    ------------
Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit facility         113,982           (7,233)          (4,224)        102,525
  Common stock issued under stock
    option plan . . . . . . . . . . .            2,936            --               --              2,936
                                            ----------       ----------       ----------      ----------
        Net cash provided by (used in)
          financing activities. . . .          116,918           (7,233)          (4,224)        105,461
                                            ----------       ----------       ----------      ----------
Net increase (decrease) in
  cash and cash equivalents . . . . .           (2,318)          (1,133)           9,818           6,367
Cash and cash equivalents, January 1.            1,703            2,160           13,078          16,941
                                            ----------       ----------       ----------      ----------
Cash and cash equivalents, December 31      $     (615)           1,027           22,896          23,308
                                            ==========       ==========       ==========      ==========




                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                For the Twelve Months Ended December 31, 1998
                                              ($ in thousands)


                                            Jones Lang
                                              LaSalle                                        Consolidated
                                           Incorporated                                       Jones Lang
                                           (Parent and       Guarantor      Non-Guarantor      LaSalle
                                            Guarantor)      Subsidiaries    Subsidiaries     Incorporated
                                           ------------     ------------    -------------    ------------

Cash flows provided by (used in)
 operating activities . . . . . . . .        $   1,823          (28,691)          49,868          23,000
Cash flows provided by (used in)
 Investing activities:
    Net capital additions - property
      and equipment . . . . . . . . .              (49)         (11,518)          (4,025)        (15,592)
    Cash balances assumed in Jones Lang
      Wootton merger, net of cash paid
      and transaction costs . . . . .            --               --               --              --
    Other acquisitions and investments,
      net of cash acquired and
      transaction costs . . . . . . .            --            (178,919)           --           (178,919)
    Subsidiary activity . . . . . . .         (202,253)         213,938          (11,685)          --
    Investments in real estate
      ventures. . . . . . . . . . . .            --             (11,072)         (33,513)        (44,585)
                                            ----------       ----------       ----------      ----------

        Net cash provided by (used in)
          investing activities. . . .         (202,302)          12,429          (49,223)       (239,096)





                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED
                                For the Twelve Months Ended December 31, 1998
                                              ($ in thousands)



                                            Jones Lang
                                              LaSalle                                        Consolidated
                                           Incorporated                                       Jones Lang
                                           (Parent and       Guarantor      Non-Guarantor      LaSalle
                                            Guarantor)      Subsidiaries    Subsidiaries     Incorporated
                                           ------------     ------------    -------------    ------------
Cash flows provided by financing
 activities:
  Net borrowings under credit facility         202,377            --               --            202,377
  Common stock issued under stock
    option plan . . . . . . . . . . .            --               --               --              --
                                            ----------       ----------       ----------      ----------
        Net cash provided by
          financing activities. . . .          202,377            --               --            202,377
                                            ----------       ----------       ----------      ----------
Net increase (decrease) in
  cash and cash equivalents . . . . .            1,898          (16,262)             645         (13,719)
Cash and cash equivalents, January 1.             (195)          18,422           12,433          30,660
                                            ----------       ----------       ----------      ----------
Cash and cash equivalents, December 31      $    1,703            2,160           13,078          16,941
                                            ==========       ==========       ==========      ==========




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

                                       JONES LANG LASALLE INCORPORATED
                                            QUARTERLY INFORMATION
                                                 (UNAUDITED)
                                                                          2000
                                                   -------------------------------------------------------
($ in thousands, except share data)                  March 31    June 30   Sept. 30    Dec. 31      Year
                                                     --------   --------   --------    --------   --------
Revenue:
  Owner & Occupier Services:
    Americas. . . . . . . . . . . . . . . . . . . .  $ 53,822     67,405     80,156     122,909    324,292
    Europe. . . . . . . . . . . . . . . . . . . . .    82,095     91,412     81,269     101,631    356,407
    Asia Pacific. . . . . . . . . . . . . . . . . .    31,538     34,540     32,576      39,579    138,233
  Investment Management . . . . . . . . . . . . . .    23,227     30,759     30,501      24,302    108,789

Less:  intersegment revenue . . . . . . . . . . . .      (395)        17       (412)     (1,108)    (1,898)
                                                     --------   --------   --------    --------   --------
        Total revenue . . . . . . . . . . . . . . .  $190,287    224,133    224,090     287,313    925,823

Operating expenses:
  Owner & Occupier Services:
    Americas. . . . . . . . . . . . . . . . . . . .    65,613     63,526     72,011      96,236    297,386
    Europe. . . . . . . . . . . . . . . . . . . . .    76,421     86,262     68,747      83,999    315,429
    Asia Pacific. . . . . . . . . . . . . . . . . .    30,943     36,039     34,457      36,619    138,058
  Investment Management . . . . . . . . . . . . . .    19,834     20,871     21,234      22,711     84,650

Less:  intersegment expenses. . . . . . . . . . . .      (395)        17       (412)     (1,108)    (1,898)

Merger related non-recurring charges. . . . . . . .    18,326     18,865     18,191      30,413     85,795
                                                     --------   --------   --------    --------   --------

Total operating expenses. . . . . . . . . . . . . .   210,742    225,580    214,228     268,870    919,420

Operating income (loss) . . . . . . . . . . . . . .  $(20,455)    (1,447)     9,862      18,443      6,403

Earnings (loss) before cumulative effect of
 change in accounting principle . . . . . . . . . .  $(22,922)   (12,392)    (5,656)     (1,841)   (42,811)

Net earnings (loss) . . . . . . . . . . . . . . . .  $(37,171)   (12,392)    (5,656)     (1,841)   (57,060)

Basic earnings (loss) per common share before
 cumulative effect of change in accounting principle $  (0.94)     (0.50)     (0.22)      (0.07)     (1.72)

Basic earnings (loss) per common share. . . . . . .  $  (1.52)     (0.50)     (0.22)      (0.07)     (2.30)

Diluted earnings (loss) per common share before
 cumulative effect of change in accounting principle $  (0.94)     (0.50)     (0.22)      (0.07)     (1.72)

Diluted earnings (loss) per common share. . . . . .  $  (1.52)     (0.50)     (0.22)      (0.07)     (2.30)




                                       JONES LANG LASALLE INCORPORATED

                                      QUARTERLY INFORMATION - CONTINUED

                                                                          1999
                                                   -------------------------------------------------------
($ in thousands, except share data)                  March 31    June 30   Sept. 30    Dec. 31      Year
                                                     --------   --------   --------    --------   --------

Revenue:
  Owner & Occupier Services:
    Americas. . . . . . . . . . . . . . . . . . . .  $ 44,592     55,058     74,676     121,368    295,694
    Europe. . . . . . . . . . . . . . . . . . . . .    27,994     69,525     69,521      91,113    258,153
    Asia Pacific. . . . . . . . . . . . . . . . . .     9,951     34,560     32,955      42,947    120,413
  Investment Management . . . . . . . . . . . . . .    18,981     20,044     18,639      27,312     84,976

Less:  intersegment revenue . . . . . . . . . . . .       (97)       (43)    (1,619)     (2,038)    (3,797)
                                                     --------   --------   --------    --------   --------

        Total revenue . . . . . . . . . . . . . . .  $101,421    179,144    194,172     280,702    755,439

Operating expenses:
  Owner & Occupier Services:
    Americas. . . . . . . . . . . . . . . . . . . .    62,234     66,456     67,393      69,869    265,952
    Europe. . . . . . . . . . . . . . . . . . . . .    22,280     63,728     69,322      73,203    228,533
    Asia Pacific. . . . . . . . . . . . . . . . . .    12,127     33,183     29,285      36,630    111,225
  Investment Management . . . . . . . . . . . . . .    17,167     18,695     17,041      20,525     73,428

Less:  intersegment expenses. . . . . . . . . . . .       (97)       (43)    (1,619)     (2,038)    (3,797)

Merger related non-recurring charges  . . . . . . .    54,043     35,587     25,742      36,029    151,401
                                                     --------   --------   --------    --------   --------

Total operating expenses. . . . . . . . . . . . . .   167,754    217,606    207,164     234,218    826,742

Operating income (loss) . . . . . . . . . . . . . .  $(66,333)   (38,462)   (12,992)     46,484    (71,303)

Net earnings (loss) . . . . . . . . . . . . . . . .  $(55,415)   (37,704)   (16,937)     15,214    (94,842)

Basic earnings (loss) per common share. . . . . . .  $  (3.09)     (1.62)     (0.70)       0.63      (4.20)

Diluted earnings (loss) per common share. . . . . .  $  (3.09)     (1.62)     (0.70)       0.63      (4.20)








                                       JONES LANG LASALLE INCORPORATED

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              ($ in thousands)





                                                        Additions
                               Balance at     --------------------------                        Balance
                               Beginning       Costs and         Other                          at End
Description                    of Period        Expenses        Accounts       Deductions      of Period
- -----------                    ----------      ----------      ----------      ----------      ---------

2000
Accounts Receivable
Reserves. . . . . . . . .        $  9,871           5,464          --            6,074(C)          $9,261

1999
Accounts Receivable
Reserves. . . . . . . . .        $  3,978           2,744        8,722(A)        5,573(C)          $9,871

1998
Accounts Receivable
Reserves. . . . . . . . .        $  2,679           4,009          107(B)        2,817(C)          $3,978



(A)  Represents reserve acquired as a result of the merger with JLW.

(B)  Represents reserve acquired as a result of the COMPASS acquisition.

(C)  Includes primarily write-offs of uncollectible accounts.









ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the material in Jones Lang LaSalle's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance."


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

     (b)   Reports on Form 8-K:

                On January 29, 2001, Jones Lang LaSalle filed a Report on Form 8-K announcing that a wholly-owned subsidiary had extended the expiration date for the exchange offer for its euro 165,000,000, 9% Senior Notes, due 2007.



INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in (i) this Report in Item 1. "Business," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," and elsewhere, (ii) Jones Lang LaSalle's Proxy Statement dated April 6, 2001, and (iii) in other reports filed with the Securities and Exchange Commission. Jones Lang LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.

                           POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each of Jones Lang LaSalle Incorporated, a Maryland corporation, and the undersigned Directors and officers of Jones Lang LaSalle Incorporated, hereby constitutes and appoints Stuart L. Scott, Christopher A. Peacock, Peter C. Roberts and Nicholas J. Willmott its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 28th day of March, 2001.


                      JONES LANG LASALLE INCORPORATED


                      /S/ STUART L. SCOTT
                      __________________________
                      By:   Stuart L. Scott
                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 2001.

SIGNATURE                         TITLE
- ---------                         -----


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


/S/ PETER C. ROBERTS
____________________________
Peter C. Roberts                  Executive Vice President,
                                  Chief Financial Officer
                                  (Principal Financial Officer)


/S/ MICHAEL J. SMITH
____________________________
Michael J. Smith                  Deputy Chairman and Director


/S/ CHRISTOPHER M.G. BROWN
____________________________
Christopher M.G. Brown            Executive Chairman of Asia Pacific and
                                  Director


/S/ CLIVE J. PICKFORD
____________________________
Clive J. Pickford                 Chairman of Europe and Director

SIGNATURE                         TITLE
- ---------                         -----


/S/ M.G. ROSE
____________________________
M.G. Rose                         Chief Executive Officer of
                                  Global Services
                                  Management and Director


/S/ LYNN C. THURBER
____________________________
Lynn C. Thurber                   Chief Executive Officer of
                                  LaSalle Investment Management and
                                  Director


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



____________________________
David K.P. Li                     Director


/S/ THOMAS C. THEOBALD
____________________________
Thomas C. Theobald                Director



____________________________
John R. Walter                    Director


/S/ NICHOLAS J. WILLMOTT
____________________________
Nicholas J. Willmott              Senior Vice President and
                                  Global Controller
                                  (Principal Accounting Officer)

                             EXHIBIT INDEX


EXHIBIT
NUMBER     DESCRIPTION
- -------    -----------

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

EXHIBIT
NUMBER     DESCRIPTION
- -------    -----------

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

3.1 Charter of Jones Lang LaSalle Incorporated (incorporated by reference to Exhibit 3.1 to Jones Lang LaSalle Incorporated's Registration Statement on Form S-4 (File No. 333-48074-01)).

3.2        Second Amended and Restated Bylaws of the Registrant
(Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 11, 1999 (filed March 24, 1999)).

3.3        Articles of Association of Jones Lang LaSalle Finance B.V.
(English Translation of Dutch Original) (incorporated by reference to Jones Lang LaSalle Incorporated's Registration Statement on Form S-4 (File No. 333-48074-01)).

3.4 Charter of Jones Lang LaSalle Americas, Inc. (incorporated by reference to Exhibit 3.4 to Jones Lang LaSalle Incorporated's Registration Statement on Form S-4 (File No. 333-48074-01)).

3.5 Bylaws of Jones Lang LaSalle Americas, Inc. (incorporated by reference to Exhibit 3.5 to Jones Lang LaSalle Incorporated's Registration Statement on Form S-4 (File No. 333-48074-01)).

3.6 Charter of LaSalle Investment Management, Inc. (incorporated by reference to Exhibit 3.6 to Jones Lang LaSalle Incorporated's Registration Statement on Form S-4 (File No. 333-48074-01)).

3.7 Bylaws of LaSalle Investment Management, Inc. (incorporated by reference to Exhibit 3.7 to Jones Lang LaSalle Incorporated's Registration Statement on Form S-4 (File No. 333-48074-01)).

3.8        Certificate of Incorporation of Jones Lang LaSalle
International, Inc. (incorporated by reference to Exhibit 3.8 to Jones Lang LaSalle Incorporated's Registration Statement on Form S-4 (File No. 333-48074-01)).

3.9 Bylaws of Jones Lang LaSalle International, Inc. (incorporated by reference to Exhibit 3.9 to Jones Lang LaSalle Incorporated's
Registration Statement on Form S-4 (File No. 333-48074-01)).

3.10 Charter of Jones Lang LaSalle Co-Investment, Inc. (incorporated by reference to Exhibit 3.10 to Jones Lang LaSalle Incorporated's
Registration Statement on Form S-4 (File No. 333-48074-01)).

3.11 Bylaws of Jones Lang LaSalle Co-Investment, Inc. (incorporated by reference to Exhibit 3.11 to Jones Lang LaSalle Incorporated's
Registration Statement on Form S-4 (File No. 333-48074-01)).

EXHIBIT
NUMBER     DESCRIPTION
- -------    -----------

3.12 Articles of Incorporation of LaSalle Hotel Advisors, Inc. (incorporated by reference to Exhibit 3.12 to Jones Lang LaSalle
Incorporated's Registration Statement on Form S-4 (File No. 333-48074-01)).

3.13 Bylaws of LaSalle Hotel Advisors, Inc. (incorporated by reference to Exhibit 3.13 to Jones Lang LaSalle Incorporated's Registration Statement on Form S-4 (File No. 333-48074-01)).

3.14 Memorandum of Association of Jones Lang LaSalle Limited (incorporated by reference to Exhibit 3.14 to Jones Lang LaSalle
Incorporated's Registration Statement on Form S-4 (File No. 333-48074-01)).

3.15       Articles of Association of Jones Lang LaSalle Limited
(incorporated by reference to Exhibit 3.15 to Jones Lang LaSalle
Incorporated's Registration Statement on Form S-4 (File No. 333-48074-01)).

4.1 Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated March 11, 1999 (filed March 24, 1999)).

4.2        Indenture, dated July 26, 2000, among Jones Lang LaSalle
Finance B.V., Jones Lang LaSalle Incorporated, as parent Guarantor, Jones Lang LaSalle Americas, Inc., LaSalle Investment Management, Inc., Jones Lang LaSalle International, Inc., Jones Lang LaSalle Co-Investment, Inc., LaSalle Hotel Advisors, Inc. and Jones Lang LaSalle Limited, as Guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit
4.1 to Jones Lang LaSalle Incorporated's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

4.3        Form of Note (included in Exhibit 4.2).

4.4 Registration Rights Agreement, dated July 19, 2000, among Jones Lang LaSalle Finance B.V., Jones Lang LaSalle Incorporated, Jones Lang LaSalle Americas, Inc., LaSalle Investment Management, Inc., Jones Lang LaSalle International, Inc., Jones Lang LaSalle Co-Investment, Inc., LaSalle Hotel Advisors, Inc., Jones Lang LaSalle Limited, Morgan Stanley & Co. International Limited, Bank of America International Limited, BMO Nesbitt Burns Corp., and Chase Manhattan International Limited (incorporated by reference to Exhibit 4.1 to Jones Lang LaSalle Incorporated's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.1 Second Amended and Restated Multicurrency Credit Agreement, dated as of July 26, 2000 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

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

EXHIBIT
NUMBER     DESCRIPTION
- -------    -----------

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

10.8       Fourth Amendment to the 1997 Stock Award and Incentive Plan.

10.9       Employee Stock Purchase Plan (Incorporated by reference to
Exhibit 99.1 to the Registrant's Registration Statement No. 333-42193).

10.10      First Amendment to the Employee Stock Purchase Plan
(Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.11      Second Amendment to the Employee Stock Purchase Plan
(Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.12      Third Amendment to the Employee Stock Purchase Plan
(incorporated by reference to Exhibit 10.2 to Jones Lang LaSalle
Incorporated's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.13 Amended and Restated Stock Compensation Program (incorporated by reference to Exhibit 10.11 to Jones Lang LaSalle Incorporated's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.14 Description of Management Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1997).

10.15 Registration Rights Agreement, dated as of April 22, 1997, by and among the Registrant, DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, DSA-LSPL, Inc., DSA-LSAM, Inc. and Galbreath Holdings, LLC (Incorporated by reference to Exhibit 10.14 to the Registrant's
Registration Statement No. 333-25741.)

10.16 Form of Indemnification Agreement with Executive Officers and Directors (Incorporated by Reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1998).

EXHIBIT
NUMBER     DESCRIPTION
- -------    -----------

10.17 Severance Pay Plan (incorporated by reference to Exhibit 10.15 to Jones Lang LaSalle Incorporated's Annual report on Form 10-K for the fiscal year ended December 31, 1999).

10.18 Senior Executive Services Agreement with Christopher A. Peacock (incorporated by reference to Exhibit 10.16 to Jones Lang LaSalle
Incorporated's Annual report on Form 10-K for the fiscal year ended December 31, 1999).

10.19      Senior Executive Service Agreement with Robert Orr
(incorporated by reference to Exhibit 10.17 to Jones Lang LaSalle
Incorporated's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.20 Consent Agreement, dated as of April 15, 1997, by and among DSA-LSPL, Inc., DSA-LSAM, Inc., DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, DEL/LaSalle Finance Company, L.L.C., LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement No. 333-25741.)

10.21 Consent Agreement, dated as of April 22, 1997, by and among the Stockholders of The Galbreath Company and The Galbreath Company of California, Inc., Galbreath Holdings, LLC, DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, DEL/LaSalle Finance Company, L.L.C., LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement No. 333-25741.)

10.22 Purchase Agreement by and among Jones Lang LaSalle Incorporated and Lend Lease Corporation Limited, and the subsidiaries of Lend Lease Corporation Limited named herein dated August 31, 1998 (Incorporated by reference to Exhibit 2(a) to the Current Report on Form 8-K dated October 1, 1998).

12.1       Computation of Ratio of Earnings to Fixed Charges.

21.1       List of Subsidiaries

23.1       Consent of KPMG LLP, independent auditors

24.1 Power of Attorney (Set forth on page preceding signature page of this report.)

99.1       Jones Lang LaSalle press release announcing 2000 earnings