Form 10-Q
period 2001-03-31
JONES LANG LASALLE INC
filed 2001-05-15
CIK 1037976

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
               Class                             May 11, 2001
               -----                            --------------

     Common Stock ($0.01 par value)               29,774,135

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . .    27

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk . . . . . . . . . . . . . . . . . . . . .    34


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    35

Item 5.    Other Matters . . . . . . . . . . . . . . . . . . . .    35

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    35

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                      JONES LANG LASALLE INCORPORATED
                        CONSOLIDATED BALANCE SHEETS

                   MARCH 31, 2001 AND DECEMBER 31, 2000
                     (in thousands, except share data)
                                (UNAUDITED)

                                              MARCH 31,     DECEMBER 31,
                                                2001           2000
                                              ---------     -----------
ASSETS
------
Current assets:
  Cash and cash equivalents. . . . . . . . .  $  12,904          18,843
  Trade receivables, net of allowances
    of $11,759 and $9,261 in 2001
    and 2000, respectively . . . . . . . . .    205,268         244,201
  Notes receivable and advances to
    real estate ventures . . . . . . . . . .      3,222           4,286
  Other receivables. . . . . . . . . . . . .      5,649           6,655
  Income tax refund receivable . . . . . . .        976             976
  Prepaid expenses . . . . . . . . . . . . .     10,145          10,811
  Deferred tax assets. . . . . . . . . . . .     23,501          23,959
  Other assets . . . . . . . . . . . . . . .     17,334          11,330
                                             ----------       ---------
          Total current assets . . . . . . .    278,999         321,061

Property and equipment, at cost, less
  accumulated depreciation of $80,865
  and $76,427 in 2001 and 2000,
  respectively . . . . . . . . . . . . . . .     87,250          90,306
Intangibles resulting from business
  acquisitions and JLW merger, net of
  accumulated amortization of $46,109
  and $43,028 in 2001 and 2000,
  respectively . . . . . . . . . . . . . . .    338,374         350,129
Investments in real estate ventures. . . . .     56,143          74,565
Other investments. . . . . . . . . . . . . .     11,910          12,884
Long-term receivables, net . . . . . . . . .     21,300          23,136
Prepaid pension asset. . . . . . . . . . . .     16,956          18,730
Deferred tax assets. . . . . . . . . . . . .      9,138          12,317
Debt issuance costs. . . . . . . . . . . . .      4,480           4,848
Other assets, net. . . . . . . . . . . . . .      6,173           6,069
                                              ---------      ----------
                                              $ 830,723         914,045
                                              =========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities .  $  94,412         111,738
  Accrued compensation . . . . . . . . . . .     66,853         170,323
  Short-term borrowings. . . . . . . . . . .     15,119           8,836
  Deferred tax liabilities . . . . . . . . .        199             226
  Other liabilities. . . . . . . . . . . . .     19,066          16,583
                                              ---------      ----------
          Total current liabilities. . . . .    195,649         307,706

Long-term liabilities:
  Credit facilities. . . . . . . . . . . . .    146,773          85,565
  Notes. . . . . . . . . . . . . . . . . . .    144,656         155,546
  Deferred tax liabilities . . . . . . . . .      5,627           9,547
  Other. . . . . . . . . . . . . . . . . . .     21,799          22,776
                                              ---------      ----------
          Total liabilities. . . . . . . . .    514,504         581,140

Commitments and contingencies

                      JONES LANG LASALLE INCORPORATED
                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                   MARCH 31, 2001 AND DECEMBER 31, 2000
                     (in thousands, except share data)
                                (UNAUDITED)


                                              MARCH 31,     DECEMBER 31,
                                                2001           2000
                                              ---------     -----------

Minority interest in consolidated
  subsidiaries . . . . . . . . . . . . . . .        538             567

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    29,774,135 and 30,700,150 shares
    issued and outstanding as of March 31,
    2001 and December 31, 2000,
    respectively . . . . . . . . . . . . . .        298             307
  Additional paid-in capital . . . . . . . .    454,660         461,272
  Deferred stock compensation. . . . . . . .     (3,925)         (4,322)
  Retained deficit . . . . . . . . . . . . .   (110,656)       (107,110)
  Stock held in trust. . . . . . . . . . . .     (1,397)           (397)
  Accumulated other comprehensive loss . . .    (23,299)        (17,412)
                                              ---------      ----------
          Total stockholders' equity . . . .    315,681         332,338
                                              ---------      ----------
                                              $ 830,723         914,045
                                              =========      ==========




































       See accompanying notes to consolidated financial statements.

                      JONES LANG LASALLE INCORPORATED
       CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                     (in thousands, except share data)
                                (UNAUDITED)



                                                2001            2000
                                             ----------      ----------
Revenue:
  Fee based services . . . . . . . . . . . . $  193,748         183,030
  Equity in earnings from unconsolidated
    ventures . . . . . . . . . . . . . . . .      2,516           5,940
  Other income . . . . . . . . . . . . . . .        845             617
                                             ----------      ----------
        Total revenue. . . . . . . . . . . .    197,109         189,587

Operating expenses:
  Compensation and benefits. . . . . . . . .    134,477         130,237
  Operating, administrative and other. . . .     52,230          50,812
  Depreciation and amortization. . . . . . .     11,331          10,694
  Merger related non-recurring stock
    compensation expense . . . . . . . . . .      --             18,326
                                             ----------      ----------
        Total operating expenses . . . . . .    198,038         210,069

        Operating loss . . . . . . . . . . .       (929)        (20,482)

Interest expense, net of interest income . .      4,846           6,675
                                             ----------      ----------
        Loss before benefit for
          income taxes and minority
          interest . . . . . . . . . . . . .     (5,775)        (27,157)

Net benefit for income taxes . . . . . . . .     (2,195)         (4,208)
Minority interest in losses
  of subsidiaries. . . . . . . . . . . . . .        (34)            (27)
                                             ----------      ----------

        Net loss before cumulative
          effect of change in
          accounting principle . . . . . . . $   (3,546)        (22,922)
                                             ==========      ==========

Cumulative effect of change in
  accounting principle . . . . . . . . . . .      --            (14,249)
                                             ----------      ----------

        Net loss . . . . . . . . . . . . . . $   (3,546)        (37,171)
                                             ==========      ==========

                      JONES LANG LASALLE INCORPORATED
       CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

          THREE MONTHS ENDED MARCH 31, 2001 AND 2000 - CONTINUED



                                                2001            2000
                                             ----------      ----------

Other comprehensive loss, net of tax:
  Foreign currency translation
    adjustments. . . . . . . . . . . . . . . $   (5,887)         (5,110)
                                             ----------      ----------
Comprehensive loss . . . . . . . . . . . . . $   (9,433)        (42,281)
                                             ==========      ==========
Basic loss per common share before
  cumulative effect of change in
  accounting principle . . . . . . . . . . . $    (0.12)          (0.94)

Cumulative effect of change in
  accounting principle . . . . . . . . . . .      --              (0.58)
                                             ----------      ----------
Basic loss per common share. . . . . . . . . $    (0.12)          (1.52)
                                             ==========      ==========

Basic weighted average shares outstanding. . 30,120,466      24,395,021
                                             ==========      ==========
Diluted loss per common share before
  cumulative effect of change
  in accounting principle. . . . . . . . . . $    (0.12)          (0.94)

Cumulative effect of change in
  accounting principle . . . . . . . . . . .      --              (0.58)
                                             ----------      ----------

Diluted loss per common share. . . . . . . . $    (0.12)          (1.52)
                                             ==========      ==========
Diluted weighted average shares
  outstanding. . . . . . . . . . . . . . . . 30,120,466      24,395,021
                                             ==========      ==========



























       See accompanying notes to consolidated financial statements.

                                          JONES LANG LASALLE INCORPORATED
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            PERIOD ENDED MARCH 31, 2001
                                         (in thousands, except share data)
                                                    (UNAUDITED)
                                                                                                Accumu-
                                                                                                 lated
                                                                                                 Other
                                          Additi-      Unallo-  Deferred                        Compre-
                       Common Stock       tional        cated     Stock    Retained   Shares    hensive
                    -------------------   Paid-In       ESOT     Compen-   Earnings   Held in   Income
                      Shares     Amount   Capital      Shares    sation    (Deficit)  Trust     (Loss)    Total
                    ----------   ------   --------     -------  --------   --------- --------   -------  -------
Balances at
 December 31,
 2000. . . . . . .  30,700,150    $307    461,272       --       (4,322)   (107,110)    (397)  (17,412) 332,338

Net loss . . . . .       --        --       --          --        --         (3,546)   --        --      (3,546)
Shares issued in
 connection with:
  Stock option
   plan. . . . . .       1,667     --          20       --        --          --       --        --          20
  Other stock
   option plan
   adjustments . .    (461,249)     (5)         5       --        --          --       --        --       --
  Amortization of
   shares issued
   in connection
   with stock
   option plan . .       --        --       --          --          397       --       --        --         397
  Stock purchase
   programs. . . .       7,529     --         301       --        --          --       --        --         301
Shares held
 in trust. . . . .       --        --       --          --        --          --      (1,000)    --      (1,000)




                                          JONES LANG LASALLE INCORPORATED
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED



                                                                                                Accumu-
                                                                                                 lated
                                                                                                 Other
                                          Additi-      Unallo-  Deferred                        Compre-
                       Common Stock       tional        cated     Stock    Retained   Shares    hensive
                    -------------------   Paid-In       ESOT     Compen-   Earnings   Held in   Income
                      Shares     Amount   Capital      Shares    sation    (Deficit)  Trust     (Loss)    Total
                    ----------   ------   --------     -------  --------   --------- --------   -------  -------
Shares repurchased
 under share
 repurchase
 program . . . . .    (473,962)     (4)    (6,938)      --        --          --       --         --     (6,942)
Cumulative effect
 of foreign
 currency
 translation
 adjustments . . .       --        --       --          --        --          --       --       (5,887)  (5,887)
                    ----------    ----    -------    --------  --------    -------- --------  --------  -------
Balances at
  March 31, 2001 .  29,774,135    $298    454,660       --       (3,925)   (110,656)  (1,397)  (23,299) 315,681
                    ==========    ====    =======    ========  ========    ======== ========  ========  =======






















                           See accompanying notes to consolidated financial statements.

                      JONES LANG LASALLE INCORPORATED
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                  (in thousands, unless otherwise noted)
                                (UNAUDITED)



                                                   2001         2000
                                                ----------   ----------
Cash flows used in operating activities:
  Cash flows from earnings:
    Net loss . . . . . . . . . . . . . . . . .  $   (3,546)     (37,171)
    Reconciliation of net loss to net cash
     provided by earnings:
      Cumulative effect of change in
        accounting principle . . . . . . . . .       --          14,249
      Depreciation and amortization. . . . . .      11,331       10,694
      Equity in earnings from unconsolidated
        ventures . . . . . . . . . . . . . . .      (2,516)      (5,940)
      Operating distributions from real
        estate ventures. . . . . . . . . . . .       2,816        2,003
      Provision for loss on receivables and
        other assets . . . . . . . . . . . . .       5,051        1,455
      Stock compensation expense . . . . . . .       --          18,326
      Amortization of deferred compensation. .       1,563          691
      Amortization of debt issuance costs. . .         301        --
                                                ----------   ----------
        Net cash provided by earnings. . . . .      15,000        4,307

  Cash flows from changes in working capital:
    Receivables. . . . . . . . . . . . . . . .      37,564       30,332
    Prepaid expenses and other assets. . . . .      (4,834)      (1,552)
    Deferred tax assets and income tax
      refund receivable. . . . . . . . . . . .        (310)      (8,169)
    Accounts payable, accrued liabilities
      and accrued compensation . . . . . . . .    (120,184)     (76,948)
                                                ----------   ----------
        Net cash flows from changes
          in working capital . . . . . . . . .     (87,764)     (56,337)
                                                ----------   ----------
        Net cash used in operating
          activities . . . . . . . . . . . . .     (72,764)     (52,030)

Cash flows provided by (used in)
 investing activities:
  Net capital additions - property and
    equipment. . . . . . . . . . . . . . . . .      (7,930)     (10,266)
  Other acquisitions and investments,
    net of cash balances assumed . . . . . . .       --          (1,250)
  Investments in real estate ventures:
    Capital contributions and advances to
      real estate ventures . . . . . . . . . .        (827)      (2,363)
    Distributions, repayments of advances
      and sale of investments. . . . . . . . .      17,606        2,472
                                                ----------   ----------
        Net cash provided by (used in)
          investing activities . . . . . . . .       8,849      (11,407)

                      JONES LANG LASALLE INCORPORATED
             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                  (in thousands, unless otherwise noted)
                                (UNAUDITED)



                                                   2001         2000
                                                ----------   ----------

Cash flows provided by financing activities:
  Proceeds from borrowings under credit
    facilities . . . . . . . . . . . . . . . .     152,762      117,356
  Repayments of borrowings under credit
    facilities . . . . . . . . . . . . . . . .     (85,271)     (63,882)
  Shares repurchased for payment of
    taxes on ESOT distribution . . . . . . . .      (2,894)       --
  Shares repurchased under share repurchase
    program. . . . . . . . . . . . . . . . . .      (6,942)       --
  Common stock issued under stock option
    plan and stock purchase programs . . . . .         321        2,426
                                                ----------   ----------
        Net cash provided by
          financing activities . . . . . . . .      57,976       55,900
                                                ----------   ----------
        Net decrease in cash and
          cash equivalents . . . . . . . . . .      (5,939)      (7,537)

Cash and cash equivalents,
  beginning of period. . . . . . . . . . . . .      18,843       23,308
                                                ----------   ----------
Cash and cash equivalents, end of period . . .  $   12,904       15,771
                                                ==========   ==========


Supplemental disclosure of cash flow
 information:

  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . .   $   1,692        5,665
    Taxes, net of refunds. . . . . . . . . . .       6,090        2,609

  Non-cash investing and financing
   activities:
    Acquisitions, merger and investments:
      Fair value of assets acquired. . . . . .  $    --             174
      Fair value of liabilities assumed. . . .       --           3,797
      Goodwill . . . . . . . . . . . . . . . .       --          (3,971)
                                                ----------     --------
          Cash paid, net of cash
            balances assumed . . . . . . . . .  $    --           --
                                                ==========     ========














       See accompanying notes to consolidated financial statements.

                      JONES LANG LASALLE INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (in millions, except where otherwise noted)

                                (UNAUDITED)


     Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 2000, which are included in Jones Lang LaSalle's 2000 Form 10-K, filed with the Securities and Exchange Commission, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  ACCOUNTING POLICIES

     INTERIM INFORMATION

     The consolidated financial statements as of March 31, 2001 and for the three month period ended March 31, 2001 and 2000 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be obtained for the full fiscal year.

     Certain prior year amounts have been reclassified to conform with the current presentation.

     EARNINGS PER SHARE

     The basic and diluted losses per common share were calculated based on basic weighted average shares outstanding of 30,120,466 and 24,395,021 for the three month periods ended March 31, 2001 and 2000, respectively.
As a result of the net losses incurred for these periods, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive. For the three months ending March 31, 2000, these common stock equivalents consist principally of consideration shares issued in connection with the JLW merger that were subject to vesting provisions or were contingently returnable. For both periods, to a lesser extent, common stock equivalents also include outstanding stock options whose exercise price was less than the average market price of Jones Lang LaSalle's stock for the period and shares to be issued under employee stock compensation programs.

     STATEMENT OF CASH FLOWS

     The effects of foreign currency translation on cash balances are reflected in cash flows from operating activities on the Consolidated Statements of Cash Flows.

(2)  JONES LANG WOOTTON MERGER

     On March 11, 1999, LaSalle Partners Incorporated merged its businesses with those of the Jones Lang Wootton companies ("JLW") and changed its name to Jones Lang LaSalle Incorporated. In accordance with the purchase and sale agreements, Jones Lang LaSalle issued 14.3 million shares of common stock and paid cash consideration of $6.2 million. This transaction, which was principally structured as a share exchange, has been treated as an acquisition and was accounted for using both APB Opinion No. 16, "Business Combinations" and APB Opinion No. 25, "Accounting for Stock Issued to Employees." See Jones Lang LaSalle's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a full discussion of this transaction and the related accounting treatment.

     In relation to the transaction, 4.6 million of the shares issued were subject to forfeiture or vesting provisions and therefore, pursuant to APB Opinion No. 25, were accounted for as deferred compensation with compensation expense recognized over the forfeiture or vesting period. In addition, 1.3 million shares were deemed to be contingently returnable and therefore, were accounted for as a variable stock award plan. Under a variable stock award plan, the amount of compensation expense and value of merger related non-recurring deferred compensation was adjusted at the end of each quarter based on the change in stock price from the previous quarter until the final number of shares was known. As of December 31, 2000, all compensation expense related to the issuance of shares to former employees of JLW has been recognized. Therefore there will be no such expense after December 31, 2000.

     Compensation expense incurred for the three months ended March 31, 2000 related to the amortization of merger related non-recurring deferred compensation totaled $18.3 million, net of the quarterly adjustment for the change in stock price.

(3)  BUSINESS SEGMENTS

     Jones Lang LaSalle manages its business along a combination of functional and geographic lines. The comparative segment operating results for the three months ended March 31, 2000 have been restated to reflect the impact of the adoption of SAB 101 (see Note 6) as of January 1, 2000 and the consolidation of the Hotel Services segment from a separate segment into its respective Owner and Occupier Services segments. Operations are now classified into four business segments: the three geographic regions of Owner and Occupier Services, (i) Americas, (ii) Europe and (iii) Asia Pacific; and (iv) the global business of Investment Management. The Owner and Occupier Services business is operated on a geographic basis and consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively, "implementation services") and property management, corporate property services, development services and project management services (collectively, "management services"). The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals.

     Total revenue by industry segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. Jones Lang LaSalle allocates all expenses, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Merger related non-recurring deferred compensation was not allocated to the segments.

     Summarized unaudited financial information by business segment for the three month periods ended March 31, 2001 and 2000 is as follows ($ in thousands):

                                                        SEGMENT
                                                   OPERATING RESULTS
                                              --------------------------
                                                       MARCH 31,
                                                 2001            2000
                                              ----------      ----------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services. . . . . . .      $   24,699          24,370
    Management services. . . . . . . . .          35,017          29,229
    Equity losses. . . . . . . . . . . .           --               (360)
    Other services . . . . . . . . . . .             286             188
    Intersegment revenue . . . . . . . .             160             395
                                              ----------      ----------
                                                  60,162          53,822
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . .          65,242          60,231
    Depreciation and amortization. . . .           5,690           5,382
                                              ----------      ----------
          Operating loss . . . . . . . .      $  (10,770)        (11,791)
                                              ==========      ==========

 EUROPE
  Revenue:
    Implementation services. . . . . . .      $   64,495          61,660
    Management services. . . . . . . . .          22,387          20,198
    Other services . . . . . . . . . . .             187             237
                                              ----------      ----------
                                                  87,069          82,095
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . .          76,231          73,682
    Depreciation and amortization. . . .           3,057           2,766
                                              ----------      ----------
          Operating income . . . . . . .      $    7,781           5,647
                                              ==========      ==========

 ASIA PACIFIC
  Revenue:
    Implementation services. . . . . . .      $   15,251          19,635
    Management services. . . . . . . . .          12,089          11,036
    Other services . . . . . . . . . . .             343             167
                                              ----------      ----------
                                                  27,683          30,838
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . .          28,802          28,682
    Depreciation and amortization. . . .           1,594           1,561
                                              ----------      ----------
          Operating income (loss). . . .      $   (2,713)            595
                                              ==========      ==========

                                                        SEGMENT
                                                   OPERATING RESULTS
                                              --------------------------
                                                       MARCH 31,
                                                 2001            2000
                                              ----------      ----------

 INVESTMENT MANAGEMENT -
  Revenue:
    Implementation services. . . . . . .      $      795           2,969
    Advisory fees. . . . . . . . . . . .          18,984          13,933
    Equity earnings. . . . . . . . . . .           2,516           6,300
    Other services . . . . . . . . . . .              60              25
                                              ----------      ----------
                                                  22,355          23,227
  Operating expenses:
    Compensation, operating and
      administrative expenses. . . . . .          16,592          18,849
    Depreciation and amortization. . . .             990             985
                                              ----------      ----------
          Operating income . . . . . . .      $    4,773           3,393
                                              ==========      ==========

Total segment revenue. . . . . . . . . .      $  197,269         189,982
Intersegment revenue eliminations. . . .            (160)           (395)
                                              ----------      ----------
          Total revenue. . . . . . . . .      $  197,109         189,587
                                              ==========      ==========

Total segment operating expenses . . . .      $  198,198         192,138
Intersegment operating expense
  eliminations . . . . . . . . . . . . .            (160)           (395)
                                              ----------      ----------
          Total operating expenses
            before merger related
            non-recurring charges. . . .      $  198,038         191,743
                                              ==========      ==========
          Operating loss before merger
            related non-recurring
            charges. . . . . . . . . . .      $     (929)         (2,156)
                                              ==========      ==========


(4)  SHARE REPURCHASE

     On February 6, 2001, Jones Lang LaSalle announced that its Board of Directors approved a share repurchase program. On March 8, 2001, Jones Lang LaSalle repurchased and cancelled 473,962 shares of its own common stock at a price of $14.65 per share, totaling $6.9 million.


(5)  HIH INSURANCE

     On March 16, 2001, Jones Lang LaSalle became aware that HIH Insurance Ltd. ("HIH") and its subsidiaries, an Australian insurance group, had entered provisional liquidation on the previous evening and thus had ceased writing new business and was to be placed in run-off mode. HIH had provided public liability coverage to the Australian operations of JLW for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring in properties for which Jones Lang LaSalle had property management responsibilities. Under the terms of the policies, Jones Lang LaSalle's deductible on these claims was $0, and therefore HIH had responsibility for "day-to-day" management of claims and potential claims once they had been notified of such claims. Given the nature of these claims, there are a large number that have yet to be resolved, and it is possible that further claims will be made.

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

     In the opinion of management, the ultimate resolution of the HIH situation is not expected to have a material adverse effect on the financial condition or liquidity of Jones Lang LaSalle.


(6)  IMPLEMENTATION OF SAB 101

     Effective January 1, 2000, as a result of the implementation of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), Jones Lang LaSalle recorded a one-time, non-cash, after-tax cumulative effect of change in accounting principle of $14.2 million, net of taxes of $8.7 million. This adjustment represents revenues of $22.9 million that had been recognized prior to January 1, 2000 that would not have been recognized if the new accounting policy had been in effect in the years prior to 2000. These revenues have been recognized as the underlying contingencies are satisfied. Jones Lang LaSalle recognized $3.5 million of these revenues in the three months ended March 31, 2001 and $16.2 million of these revenues in the twelve months ended December 31, 2000. The balance of $3.2 million will be recognized over the remainder of 2001 and 2002.

     The statement of earnings and comprehensive income for the three months ended March 31, 2000 have been restated to include the impact of implementing SAB 101 as of January 1, 2000. Excluding the one-time, $14.2 million cumulative effect of change in accounting principle mentioned above, the net impact of this restatement on first quarter 2000 net earnings was an increase in net earnings of $2.1 million. This increase in net earnings of $2.1 million consisted of a net deferral of 2000 revenue of ($2.4) million, recognition of revenues of $5.8 million which were deferred as part of the one-time cumulative effect of change in accounting principle, and a net tax effect of ($1.3) million.

(7)  DERIVATIVES AND HEDGING ACTIVITIES

     On January 1, 2001, Jones Lang LaSalle adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

     In the normal course of business, Jones Lang LaSalle uses derivative financial instruments to manage foreign currency risk. Jones Lang LaSalle has used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. Jones Lang LaSalle did not enter into any interest rate swap agreements during the first quarter of 2001, and there were no such agreements outstanding as of March 31, 2001.

     Jones Lang LaSalle requires that hedging derivative instruments be effective in reducing the exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting treatment. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period.

     To determine the fair values of derivative instruments, Jones Lang LaSalle uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination costs are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may or may not actually be realized.

     Jones Lang LaSalle uses foreign currency forward contracts as a means of hedging exposure to foreign currency transactions. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on earnings of Jones Lang LaSalle during the three months ended March 31, 2001 of the unrealized loss on foreign currency contracts, offset by the gain resulting from re-measurement of foreign currency transactions, was not significant.

     The effect of implementing SFAS 133 did not have a material impact on the consolidated financial statements.


(8)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On July 26, 2000, Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly-owned subsidiary of Jones Lang LaSalle, issued 9% Senior Notes with an aggregate principal amount of Euro 165 million, due 2007 (the "Euro Notes"). The payment obligations under the Euro Notes are fully and unconditionally guaranteed by Jones Lang LaSalle Incorporated and certain of its wholly-owned subsidiaries: Jones Lang LaSalle Americas, Inc.; LaSalle Investment Management, Inc.; Jones Lang LaSalle International, Inc.; Jones Lang LaSalle Co-Investment, Inc.; LaSalle Hotel Advisors, Inc.; and Jones Lang LaSalle Ltd. (the "Guarantor Subsidiaries"). All of Jones Lang LaSalle Incorporated's remaining subsidiaries (the "Non-Guarantor Subsidiaries") are owned by the Guarantor Subsidiaries. The following supplemental Condensed Consolidating Balance Sheets as of March 31, 2001 and December 31, 2000, Condensed Consolidating Statement of Earnings for the three months ended March 31, 2001 and March 31, 2000, and Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2001 and March 31, 2000 present financial information for (i) Jones Lang LaSalle Incorporated (carrying any investment in subsidiaries under the equity method), (ii) Jones Lang LaSalle Finance B.V. (the issuer of the Euro Notes), (iii) on a combined basis the Guarantor Subsidiaries (carrying any investment in Non-Guarantor subsidiaries under the equity method) and
(iv) on a combined basis the Non-Guarantor Subsidiaries (carrying their investment in JLL Finance under the equity method). Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and Jones Lang LaSalle Incorporated believes that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. In general Jones Lang LaSalle Incorporated has historically entered into third party borrowings, financing its subsidiaries via intercompany accounts that are then converted into equity on a periodic basis. Certain Guarantor and Non-Guarantor Subsidiaries also enter into third party borrowings on a limited basis. All intercompany activity has been included as subsidiary activity in investing activities in the Condensed Consolidating Statements of Cash Flows. Cash is managed on a consolidated basis and there is a right of offset between bank accounts in the different groupings of legal entities in the condensed consolidating financial information. Therefore, in certain cases, negative cash balances have not been reallocated to payables as they legally offset positive cash balances elsewhere in Jones Lang LaSalle Incorporated. In certain cases, taxes have been calculated on the basis of a group position that includes both Guarantor and Non-Guarantor Subsidiaries. In such cases, the taxes have been allocated to individual legal entities on the basis of that legal entity's pre tax income.

                                          JONES LANG LASALLE INCORPORATED
                                       CONDENSED CONSOLIDATING BALANCE SHEET

                                               As of March 31, 2001
                                                 ($ in thousands)


                           Jones Lang
                            LaSalle                                                                 Consolidated
                          Incorporated    Jones Lang                                                 Jones Lang
                           (Parent and     LaSalle       Guarantor    Non-Guarantor                    LaSalle
                           Guarantor)    Finance B.V.   Subsidiaries   Subsidiaries   Eliminations  Incorporated
                          ------------   -----------    ------------  -------------   ------------  ------------

ASSETS
------
Cash and
  cash equivalents . .     $      567             47            221         12,069          --           12,904
Trade receivables,
  net of allowances. .             86          --            83,553        121,629          --          205,268
Other current assets .          6,867          --            29,640         24,320          --           60,827
                           ----------     ----------     ----------     ----------     ----------    ----------
    Total current
      assets . . . . .          7,520             47        113,414        158,018          --          278,999

Property and equipment,
 at cost, less accumu-
 lated depreciation. .          3,259          --            49,474         34,517          --           87,250
Intangibles resulting
 from business acquisi-
 tions and JLW merger,
 net of accumulated
 amortization. . . . .          --             --           243,905         94,469          --          338,374
Other assets, net. . .          8,406          --            69,534         48,160          --          126,100
Investments in
 subsidiaries. . . . .        274,050          --           232,128            370       (506,548)        --
                           ----------     ----------     ----------     ----------     ----------    ----------
                           $  293,235             47        708,455        335,534       (506,548)      830,723
                           ==========     ==========     ==========     ==========     ==========    ==========




                                          JONES LANG LASALLE INCORPORATED
                                 CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                                               As of March 31, 2001
                                                 ($ in thousands)


                           Jones Lang
                            LaSalle                                                                 Consolidated
                          Incorporated    Jones Lang                                                 Jones Lang
                           (Parent and     LaSalle       Guarantor    Non-Guarantor                    LaSalle
                           Guarantor)    Finance B.V.   Subsidiaries   Subsidiaries   Eliminations  Incorporated
                          ------------   -----------    ------------  -------------   ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Accounts payable and
  accrued liabilities.     $   18,450          4,343         19,667         51,952          --           94,412
Short-term borrowings.          --             --             7,862          7,257          --           15,119
Other current
  liabilities. . . . .        (41,953)      (295,987)       395,583         28,475          --           86,118
                           ----------     ----------     ----------     ----------     ----------    ----------
    Total current
      liabilities. . .        (23,503)      (291,644)       423,112         87,684          --          195,649

Long-term liabilities:
  Credit facilities. .          --           146,665          --               108          --          146,773
  Notes. . . . . . . .          --           144,656          --             --             --          144,656
  Other. . . . . . . .          1,057          --            11,293         15,076          --           27,426
                           ----------     ----------     ----------     ----------     ----------    ----------

    Total liabilities.        (22,446)          (323)       434,405        102,868          --          514,504

Commitments and
 contingencies

Minority interest in
 consolidated
 subsidiaries. . . . .          --             --             --               538          --              538
Stockholders' equity .        315,681            370        274,050        232,128       (506,548)      315,681
                           ----------     ----------     ----------     ----------     ----------    ----------
                           $  293,235             47        708,455        335,534       (506,548)      830,723
                           ==========     ==========     ==========     ==========     ==========    ==========



                                          JONES LANG LASALLE INCORPORATED

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                       CONDENSED CONSOLIDATING BALANCE SHEET
                                              As of December 31, 2000
                                                 ($ in thousands)

                           Jones Lang                                                                Consoli-
                            LaSalle      Jones Lang                                                   dated
                          Incorporated    LaSalle                                                   Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor                   LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Eliminations  Incorporated
                          ------------   ----------   ------------   -------------   ------------  ------------
ASSETS
------
Cash and cash
  equivalents. . . . . .   $    3,689           152        (3,665)         18,667          --           18,843
Trade receivables,
  net of allowances. . .          124         --           98,120         145,957          --          244,201
Other current assets . .        9,285         --           26,881          21,851          --           58,017
                           ----------    ----------    ----------      ----------     ----------    ----------
    Total current
      assets . . . . . .       13,098           152       121,336         186,475          --          321,061

Property and equipment,
  at cost, less accumu-
  lated depreciation . .        3,093         --           51,566          35,647          --           90,306
Intangibles resulting
  from business acquisi-
  tions and JLW merger,
  net of accumulated
  amortization . . . . .        --            --          249,586         100,543          --          350,129
Other assets, net. . . .       12,270         --           74,254          66,025          --          152,549
Investment in
  subsidiaries . . . . .      278,523         --          262,888             213       (541,624)        --
                           ----------    ----------    ----------      ----------     ----------    ----------
                           $  306,984           152       759,630         388,903       (541,624)      914,045
                           ==========    ==========    ==========      ==========     ==========    ==========




                                          JONES LANG LASALLE INCORPORATED

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                 CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED
                                              As of December 31, 2000
                                                 ($ in thousands)


                           Jones Lang                                                                Consoli-
                            LaSalle      Jones Lang                                                   dated
                          Incorporated    LaSalle                                                   Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor                   LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Eliminations  Incorporated
                          ------------   ----------   ------------   -------------   ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
Accounts payable and
  accrued liabilities. .   $   19,553           954        29,351          61,880          --          111,738
Short-term borrowings. .        --            --            5,174           3,662          --            8,836
Other current
  liabilities. . . . . .      (49,618)     (242,126)      434,720          44,156          --          187,132
                           ----------    ----------    ----------      ----------     ----------    ----------
    Total current
      liabilities. . . .      (30,065)     (241,172)      469,245         109,698          --          307,706

Long-term liabilities:
  Credit facilities. . .        --           85,565         --              --             --           85,565
  Notes. . . . . . . . .        --          155,546         --              --             --          155,546
  Other. . . . . . . . .        4,711         --           11,862          15,750          --           32,323
                           ----------    ----------    ----------      ----------     ----------    ----------
    Total liabilities. .      (25,354)          (61)      481,107         125,448          --          581,140

Commitments and
 contingencies

Minority interest in
  consolidated
  subsidiaries . . . . .        --            --            --                567          --              567

Stockholders' equity . .      332,338           213       278,523         262,888       (541,624)      332,338
                           ----------    ----------    ----------      ----------     ----------    ----------
                           $  306,984           152       759,630         388,903       (541,624)      914,045
                           ==========    ==========    ==========      ==========     ==========    ==========


                                          JONES LANG LASALLE INCORPORATED
                                   CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                     For the Three Months Ended March 31, 2001
                                                 ($ in thousands)
                           Jones Lang
                            LaSalle                                                                 Consolidated
                          Incorporated    Jones Lang                                                 Jones Lang
                           (Parent and     LaSalle       Guarantor    Non-Guarantor                    LaSalle
                           Guarantor)    Finance B.V.   Subsidiaries   Subsidiaries   Eliminations  Incorporated
                          ------------   -----------    ------------  -------------   ------------  ------------
Revenue. . . . . . . .    $     --             --            95,503        101,606          --          197,109
Equity earnings (loss)
 from subsidiaries . .         (1,571)         --              (689)           180          2,080         --
                           ----------     ----------     ----------     ----------     ----------    ----------
    Total revenue. . .         (1,571)         --            94,814        101,786          2,080       197,109

Operating expenses
 before merger related
 non-recurring charges          4,398          --            93,570        100,070          --          198,038

Merger related non-
 recurring charges . .          --             --             --             --             --            --
                           ----------     ----------     ----------     ----------     ----------    ----------
    Operating income
      (loss) . . . . .         (5,969)         --             1,244          1,716          2,080          (929)

Interest expense,
 net of interest
 income. . . . . . . .           (907)          (243)         3,862          2,134          --            4,846
                           ----------     ----------     ----------     ----------     ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest . . . .         (5,062)           243         (2,618)          (418)         2,080        (5,775)

Net provision (benefit)
 for income taxes. . .         (1,516)            63         (1,047)           305          --           (2,195)
Minority interests
 in losses of
 subsidiaries. . . . .          --             --             --               (34)         --              (34)
                           ----------     ----------     ----------     ----------     ----------    ----------
Net earnings (loss). .     $   (3,546)           180         (1,571)          (689)         2,080        (3,546)
                           ==========     ==========     ==========     ==========     ==========    ==========


                                          JONES LANG LASALLE INCORPORATED
                                   CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                     For the Three Months Ended March 31, 2000
                                                 ($ in thousands)
                           Jones Lang
                            LaSalle                                                                 Consolidated
                          Incorporated    Jones Lang                                                 Jones Lang
                           (Parent and     LaSalle       Guarantor    Non-Guarantor                    LaSalle
                           Guarantor)    Finance B.V.   Subsidiaries   Subsidiaries   Eliminations  Incorporated
                          ------------   -----------    ------------  -------------   ------------  ------------
Revenue. . . . . . . .     $    --             --            81,942        107,645          --          189,587
Equity earnings (loss)
 from subsidiaries . .        (19,781)         --             2,169          --            17,612         --
                           ----------     ----------     ----------     ----------     ----------    ----------
    Total revenue. . .        (19,781)         --            84,111        107,645         17,612       189,587

Operating expenses
 before merger related
 non-recurring charges          3,115          --            91,490         97,138          --          191,743

Merger related non-
 recurring charges . .         18,326          --             --             --             --           18,326
                           ----------     ----------     ----------     ----------     ----------    ----------
    Operating income
      (loss) . . . . .        (41,222)         --            (7,379)        10,507         17,612       (20,482)

Interest expense,
 net of interest
 income. . . . . . . .          2,373          --             4,199            103          --            6,675
                           ----------     ----------     ----------     ----------     ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest . . . .        (43,595)         --           (11,578)        10,404         17,612       (27,157)

Net provision (benefit)
 for income taxes. . .         (6,424)         --            (1,608)         3,824          --           (4,208)
Minority interests in
 losses of sub-
 sidiaries . . . . . .          --             --             --               (27)         --              (27)
                           ----------     ----------     ----------     ----------     ----------    ----------




                                          JONES LANG LASALLE INCORPORATED
                             CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

                                     For the Three Months Ended March 31, 2000
                                                 ($ in thousands)




                           Jones Lang
                            LaSalle                                                                 Consolidated
                          Incorporated    Jones Lang                                                 Jones Lang
                           (Parent and     LaSalle       Guarantor    Non-Guarantor                    LaSalle
                           Guarantor)    Finance B.V.   Subsidiaries   Subsidiaries   Eliminations  Incorporated
                          ------------   -----------    ------------  -------------   ------------  ------------

Net earnings (loss)
  before cumulative
  effect of change
  in accounting
  principle. . . . . .        (37,171)         --            (9,970)         6,607         17,612       (22,922)
Cumulative effect
  of change in
  accounting
  principle. . . . . .          --             --            (9,811)        (4,438)         --          (14,249)
                           ----------     ----------     ----------     ----------     ----------    ----------
Net earnings (loss). .     $  (37,171)         --           (19,781)         2,169         17,612       (37,171)
                           ==========     ==========     ==========     ==========     ==========    ==========



                                          JONES LANG LASALLE INCORPORATED
                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                     For the Three Months Ended March 31, 2001
                                                 ($ in thousands)
                                     Jones Lang
                                      LaSalle                                        Consolidated
                                    Incorporated     Jones Lang                       Jones Lang
                                     (Parent and      LaSalle        Guarantor      Non-Guarantor     LaSalle
                                     Guarantor)     Finance B.V.    Subsidiaries     Subsidiaries   Incorporated
                                    ------------    ------------    ------------    -------------   ------------
Cash flows provided by (used in)
  operating activities . . . . .       $  4,172           3,569         (53,510)         (26,995)       (72,764)

Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment . . .           (266)          --             (3,354)          (4,310)        (7,930)
  Subsidiary activity. . . . . .          2,487         (64,774)         57,997            4,290          --
  Investments in real estate
    ventures . . . . . . . . . .          --              --                 65           16,714         16,779
                                     ----------      ----------      ----------       ----------     ----------
      Net cash provided by
        (used in) investing
        activities . . . . . . .          2,221         (64,774)         54,708           16,694          8,849

Cash flows provided by
 (used in) financing
 activities:
  Net borrowings under
    credit facility. . . . . . .          --             61,100           2,688            3,703         67,491
  Shares repurchased . . . . . .         (9,836)          --              --               --            (9,836)
  Common stock issued under
    stock option plan. . . . . .            321           --              --               --               321
                                     ----------      ----------      ----------       ----------     ----------
      Net cash provided by
        (used in) financing
        activities . . . . . . .         (9,515)         61,100           2,688            3,703         57,976
                                     ----------      ----------      ----------       ----------     ----------
Net increase (decrease) in
  cash and cash equivalents. . .         (3,122)           (105)          3,886           (6,598)        (5,939)
Cash and cash equivalents,
  January 1. . . . . . . . . . .          3,689             152          (3,665)          18,667         18,843
                                     ----------      ----------      ----------       ----------     ----------
Cash and cash equivalents,
  March 31,. . . . . . . . . . .     $      567              47             221           12,069         12,904
                                     ==========      ==========      ==========       ==========     ==========

                                          JONES LANG LASALLE INCORPORATED
                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                     For the Three Months Ended March 31, 2000
                                                 ($ in thousands)
                                          Jones Lang
                                           LaSalle                                                  Consolidated
                                         Incorporated    Jones Lang                                  Jones Lang
                                          (Parent and     LaSalle       Guarantor    Non-Guarantor     LaSalle
                                          Guarantor)    Finance B.V.   Subsidiaries  Subsidiaries   Incorporated
                                         ------------   ------------  ------------   -------------  ------------
Cash flows provided by (used in)
  operating activities . . . . . . . .    $    5,399          --           (31,113)       (26,316)      (52,030)

Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment . . . . . .            (7)         --            (5,756)        (4,503)      (10,266)
  Other acquisitions and investments,
    net of cash acquired and
    transaction costs. . . . . . . . .         --             --            (1,250)         --           (1,250)
  Subsidiary activity. . . . . . . . .       (50,185)         --            28,974         21,211         --
  Investments in real estate ventures.         --             --             3,750         (3,641)          109
                                          ----------     ----------     ----------     ----------    ----------
      Net cash provided by (used in)
        investing activities . . . . .       (50,192)         --            25,718         13,067       (11,407)

Cash flows provided by financing
 activities:
  Net borrowings under credit
   facility. . . . . . . . . . . . . .        45,017          --             2,261          6,196        53,474
  Common stock issued under stock
    option plan. . . . . . . . . . . .         2,426          --             --             --            2,426
                                          ----------     ----------     ----------     ----------    ----------
      Net cash provided by
        financing activities . . . . .        47,443          --             2,261          6,196        55,900
                                          ----------     ----------     ----------     ----------    ----------
Net increase (decrease) in cash
  and cash equivalents . . . . . . . .         2,650          --            (3,134)        (7,053)       (7,537)
Cash and cash equivalents,
  January 1. . . . . . . . . . . . . .          (615)         --             1,027         22,896        23,308
                                          ----------     ----------     ----------     ----------    ----------
Cash and cash equivalents,
  March 31,. . . . . . . . . . . . . .    $    2,035          --            (2,107)        15,843        15,771
                                          ==========     ==========     ==========     ==========    ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto for the three months ended March 31, 2001, included herein, and Jones Lang LaSalle's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 which have been filed with the Securities and Exchange Commission as part of Jones Lang LaSalle's Annual Report on Form 10-K.


RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUE

     Total revenue, after elimination of intersegment revenue, increased $7.5 million, or 4.0%, to $197.1 million for the three months ended March 31, 2001 from $189.6 million for the three months ended March 31, 2000.
The primary drivers of the increase in revenues were the Owner and Occupier Services regions of Americas and Europe. The increase in revenue was offset by a strong US dollar versus the key currencies in which Jones Lang LaSalle operates--the euro, pound sterling and Australian dollar--which negatively impacted revenues by approximately $9 million.

     The increase in Americas was the result of strong performance in the Project and Development Management unit, as well as the Agency Leasing unit. Increased activity in the Americas' Hotels business also contributed to the revenue growth. The increase in Europe was the result of continued portfolio disposition activity, as well as the strong leasing businesses in the UK, France and Germany.

OPERATING EXPENSES

     Total operating expenses, after elimination of intersegment expenses and excluding the effect of merger related non-recurring charges, increased $6.3 million, or 3.3%, to $198.0 million for the three months ended
March 31, 2001 compared with $191.7 million for the three months ended March 31, 2000. The primary driver of the increase in expenses was the Americas region, expenses for which included a $3.5 million charge for an unrecoverable receivable from a telecom client and a $1.0 million charge to provide against a broadband investment. The strengthening US dollar versus the key currencies in which Jones Lang LaSalle operates--the euro, pound sterling and Australian dollar--reduced US dollar reported expenses by approximately $9 million.

OPERATING LOSS

     Due to the seasonal nature of Jones Lang LaSalle's business it typically reports a loss in the first quarter (see Seasonality section for further discussion). Consistent with this pattern of seasonality, Jones Lang LaSalle reported an operating loss for the three months ended March 31, 2001 of $0.9 million. For the three months ended March 31, 2000, Jones Lang LaSalle reported an operating loss of $2.2 million. The reduction of $1.3 million in Jones Lang LaSalle's operating loss is attributable to the overall continued revenue growth combined with continued focus on expense management.

MERGER RELATED NON-RECURRING CHARGES

     There were no merger related non-recurring charges for the three months ended March 31, 2001. Merger related non-recurring charges for the three months ended March 31, 2000 totaled $18.3 million, consisting of non-cash compensation expense associated with the issuance of shares to former employees of Jones Lang Wootton ("JLW"). The expenses related to the issuance of shares to former employees of JLW were fully expensed by December 31, 2000; therefore there will be no such expense after December 31, 2000.

INTEREST EXPENSE

     Interest expense, net of interest income, decreased by $1.9 million, from $6.7 million for the three months ended March 31, 2000 to $4.8 million for the three months ended March 31, 2001. The decrease in interest expense was primarily due to a significantly lower average level of borrowings. The impact of lower borrowings on interest expense was partially offset by an overall higher weighted average interest rate resulting from the combination of a higher interest rate on the euro 165 million notes outstanding and lower interest rates on revolving debt.

BENEFIT FOR INCOME TAXES

     The benefit for income taxes decreased by $2.0 million, to $2.2 million for the three months ended March 31, 2001 from $4.2 million for the three months ended March 31, 2000. The decrease in benefit for income taxes is attributable to the generally lower level of losses before benefit for income taxes, exclusive of merger related non-recurring compensation expense associated with the issuance of shares to former JLW employees.
The decrease in benefit for income taxes is also due to a benefit provided for merger related non-recurring compensation expense in the three months ended March 31, 2000, whereas no such expense, or related tax benefit, existed in the three months ended March 31, 2001. The effective tax rate for the three months ended March 31, 2001 was 38%, consistent with that achieved on an operational basis (excluding merger related non-recurring expenses) in 2000.

NET LOSS

     Jones Lang LaSalle's reported net loss was $3.5 million for the three months ended March 31, 2001 as compared to $5.5 million, excluding the effect of merger related non-recurring changes, for the three months ended March 31, 2000, a decrease in net loss of $2.0 million, or 36.4%.

     Including the effect of merger related non-recurring charges, the net loss for the three months ended March 31, 2001 was $3.5 million as compared to $37.2 million for the three months ended March 31, 2000, an improvement of $33.7 million. The results for the three months ended March 31, 2000 include a one-time, non-cash, after-tax charge of $14.2 million representing the cumulative effect of a change in accounting principle effective January 1, 2000 associated with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). The results for the three months ended March 31, 2000 also include $18.3 million of merger related non-recurring stock compensation expense.

SEGMENT OPERATING RESULTS

     See Note 3 in Notes to Consolidated Financial Statements, included herein, for a discussion of Jones Lang LaSalle's segment reporting.

OWNER AND OCCUPIER SERVICES

     AMERICAS

     Revenue for the Americas region increased $6.4 million, or 11.9%, to $60.2 million for the three months ended March 31, 2001, as compared to $53.8 million for the three months ended March 31, 2000. This increase in revenues was the result of strong performance in the Project and Development Management unit as well as in the Agency Leasing unit of Leasing and Management. Increased activity in the Americas' Hotels business also contributed to the revenue growth. These revenue increases were partially offset by reduced revenues in the balance of the Leasing and Management unit.

     Operating expenses for the Americas region increased by $5.3 million, or 8.1%, to $70.9 million for the three months ended March 31, 2001 from $65.6 million for the three months ended March 31, 2000. The 2001 results include a $3.5 million charge for an unrecoverable receivable from a telecom client and a $1.0 million charge to provide against a broadband investment. Excluding these charges, the remaining minimal increase to operating expenses reflects the continued focus on expense management.

     EUROPE

     Revenue for the Europe region increased $5.0 million, or 6.1%, to $87.1 million for the three months ended March 31, 2001, as compared to $82.1 million for the three months ended March 31, 2000. This increase in revenue is due primarily to continued strong portfolio disposition activity, as well as the leasing businesses in the UK, France and Germany. Revenue for the Europe region for the three months ended March 31, 2001 was adversely impacted by approximately $7 million due to a weakening of the euro and the pound sterling against the US dollar in the three months ended March 31, 2001 as compared to the same period in 2000.

     Operating expenses for the region increased by $2.8 million, or 3.7%, to $79.3 million for the three months ended March 31, 2001 from $76.5 million for the three months ended March 31, 2000. The increase in operating expenses is due to increased investments in infrastructure and headcount necessary to service increased business levels. The weakening of the euro and the pound sterling against the US dollar in the three months ended March 31, 2001 as compared to the same period in 2000 has reduced US dollar reported expenses by approximately $7 million.

     ASIA PACIFIC

     Revenue for the Asia Pacific region decreased $3.1 million, or 10.1%, to $27.7 million for the three months ended March 31, 2001 compared to $30.8 million for the three months ended March 31, 2000. The decrease in revenue in the Asia Pacific region reflects a lower volume of transaction activity, particularly in Hong Kong, driven by the economic uncertainty in this region. Revenues in the Asia Pacific region were also negatively impacted by approximately $2 million due to the weakness of the Australian dollar against the US dollar. Countering the decrease in revenues are the benefits which are beginning to be delivered in the management services business on the investments made during 2000 in Asia Pacific regional infrastructure.

     Operating expenses for the region totaled $30.4 million for the three months ended March 31, 2001, as compared to $30.3 million for the three months ended March 31, 2000. The overall expense base for the Asia Pacific region has increased, but this increase has been offset by: 1) lower incentive compensation recorded as a result of reduced transaction activity, and 2) the reduced US dollar reported expenses as a result of the weakening of the Australian dollar against the US dollar. The impact of the weakening Australian dollar against the US dollar has caused US dollar reported expenses to be reduced by approximately $2 million.

INVESTMENT MANAGEMENT

     Investment Management revenue totaled $22.4 million for the three months ended March 31, 2001 compared to $23.2 million for the three months ended March 31, 2000. The relatively flat performance was anticipated in light of the strong three months ended March 31, 2000. Contributing to the overall strong performance for the three months ended March 31, 2000, were gains and performance related fees (recorded as equity earnings) of $6.0 million on sales of investments in which Jones Lang LaSalle co-invested equity with its clients. Revenues for the three months ended March 31, 2001 included $2.6 million, of which $1.0 million was recorded as Advisory Fees and $1.6 million was recorded as Equity Earnings, related to Jones Lang LaSalle's sale of its investment in LaSalle Hotel Properties.

     Operating expenses for Investment Management decreased by $2.2 million, or 11.1%, to $17.6 million for the three months ended March 31, 2001 from $19.8 million for the three months ended March 31, 2000. The reduction in operating expenses was due to lower incentive compensation recorded as a result of reduced transaction activity and a one-time cost reduction of $0.6 million due to the disposition of Jones Lang LaSalle's investment in LaSalle Hotel Properties.

PERFORMANCE OUTLOOK

     The Management Plan prepared by Jones Lang LaSalle for the year 2001 anticipated 15 percent growth in adjusted net earnings per share before non-recurring charges, with an earnings per share target of $1.63. In developing this plan, certain assumptions were made about the prevailing economic conditions and their impact on the global real estate markets. In spite of economic conditions that were more difficult than expected, particularly in the high technology and telecom sectors, Jones Lang LaSalle's first quarter performance exceeded the Management Plan for the period. This performance was in part due to the timing of the disposition of the LaSalle Hotel Properties co-investment as well as continued strong performance in the Europe region and reduced interest expense. Currently, concerns about the economies in the Americas and Asia Pacific are counter-balanced by continuing strength in the Europe region and the continued trend in outsourcing real estate operations by multinational companies, on which trend Jones Lang LaSalle is particularly well suited to capitalize. Therefore, at this point, Jones Lang LaSalle does not see sufficient reasons to alter its full year target. In line with historical, seasonal patterns, Jones Lang LaSalle expects the second quarter results to fall in a range surrounding break-even, followed by increasing levels of profitability in the third and fourth quarters of 2001.

     There are certain one-time, non-operational issues that may impact the reported GAAP results in future quarters. These issues include the impact of the current difficult conditions in the capital markets on the future sustainability of the e-commerce investments made by Jones Lang LaSalle. The Balance Sheet value of these investments at March 31, 2001 was $11.9 million. In addition, and as more fully discussed in Note 5 of the Notes to the Financial Statements, HIH Insurance Limited ("HIH") filed for bankruptcy in March of 2001. HIH had provided public liability coverage for the former JLW partnerships in Australia for the years 1994 to 1997. Certain exposures relating to these years remain open, and expenses associated with these claims remain the primary responsibility of Jones Lang LaSalle, which may not be able to recover these costs from HIH. Finally, reflecting the difficult performance environment in Asia Pacific, Jones Lang LaSalle is currently developing a restructuring plan that would reorganize the region to a business line/client focus from the current geographic focus.

CONSOLIDATED CASH FLOWS

     CASH FLOWS FROM OPERATING ACTIVITIES

     During the three months ended March 31, 2001, cash flows used in operating activities totaled $72.8 million compared to cash flows used in operating activities for the three months ended March 31, 2000 of $52.0 million, an increase in cash used of $20.8 million. The cash flows used in operating activities during the first quarter of 2001 can be further divided into cash generated from operations of $15.0 million (compared to $4.3 million in the first quarter of 2000) and cash used in balance sheet movements (primarily working capital management) of $87.8 million (compared to a use of $56.3 million in the first quarter of 2000). The improvement of cash generated from operating earnings of $10.7 million reflects the improved business performance. The increase in cash used in working capital primarily represents higher incentive compensation accrued in December of 2000 and paid in the first three months of 2001 as compared to amounts accrued in December of 1999 and paid in the first three months of 2000. The higher level of incentive compensation was a result of the strong performance during 2000.

CASH FLOWS USED IN / PROVIDED BY INVESTING ACTIVITIES

     Jones Lang LaSalle generated $8.8 million from investing activities in the three months ended March 31, 2001, compared to a use of cash of $11.4 million for the three months ended March 31, 2000. This increase in cash flows from investing activities is primarily the result of Jones Lang LaSalle's sale of its investment in LaSalle Hotel Properties, which generated $18.5 million, of which $1.6 million was a distribution of previously recorded equity earnings, and therefore, is shown in the operating activities section of the Statement of Cash Flows. The increase in cash flows from investing activities was offset by continued spending on capital additions, primarily technology related.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

     Cash flows provided by financing activities increased $2.1 million to $58.0 million for the three months ended March 31, 2001 from $55.9 million
for the three months ended March 31, 2000.   Borrowings increased to fund
higher levels of incentive compensation and to repurchase shares.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, Jones Lang LaSalle has financed its operations, acquisitions and co-investment activities with internally generated funds, the common stock of Jones Lang LaSalle and borrowings under its credit facilities. During the first half of 2000, Jones Lang LaSalle increased its unsecured credit agreement from $380.0 million to $425.0 million through the addition of five banks to its credit group. This credit agreement was comprised of a $250.0 million revolving facility maturing in October 2002 and a $175.0 million term facility that was scheduled to mature on October 15, 2000. On July 26, 2000, Jones Lang LaSalle closed its offering of the Euro Notes, receiving net proceeds of $148.6 million, which were used to pay-down the term facility. On August 29, 2000, the remaining borrowings under the term facility were fully repaid using proceeds from the revolving credit facility, and the term facility was terminated.

     As of March 31, 2001, Jones Lang LaSalle has a $250.0 million revolving credit facility for working capital needs, investments and acquisitions. Jones Lang LaSalle also had the Euro Notes of euro 165 million and, under the terms of the revolving credit facility, the authorization to borrow up to $50.0 million under local overdraft facilities. As of March 31, 2001, there was $146.8 million outstanding under the revolving credit facility, euro 165.0 million ($144.7 million) of borrowings under the Euro Notes and short-term borrowings of $15.1 million.

     Certain of Jones Lang LaSalle's subsidiaries guarantee the revolving credit facility and the Euro Notes (the "Facilities"). With respect to the revolving credit facility, Jones Lang LaSalle must maintain a certain level of consolidated net worth and a ratio of funded debt to EBITDA. Jones Lang LaSalle must also meet a minimum interest coverage ratio and minimum liquidity ratio. Additionally, Jones Lang LaSalle is restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of its assets. Lender approval is required for certain levels of co-investment. The revolving credit facility bears variable rates of interest based on market rates. Jones Lang LaSalle sometimes uses interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate. The effective interest rate on the Facilities was 8.6% for the three months ended March 31, 2001 (versus 8.2% during the same period of 2000), including the effect of interest rate swap agreements. There were no interest rate swap agreements outstanding at March 31, 2001.

     Jones Lang LaSalle has additional access to liquidity via various interest-bearing overdraft facilities and short-term credit facilities of subsidiaries in Europe and Asia Pacific. Of the $50.0 million authorized under the revolving credit facility for local overdraft borrowings, Jones Lang LaSalle has facilities totaling $34.1 million, of which $6.2 million was outstanding as of March 31, 2001.

     Management believes that the revolving credit facility, together with the Euro Notes, local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet working capital requirements.

     Jones Lang LaSalle expects to continue to pursue co-investment opportunities with investment management clients in the Americas and Europe with expansion into Asia Pacific via an investment fund product that is currently being developed. Co-investment remains very important to the continued growth of Investment Management, which would likely be negatively impacted if a substantial decrease in co-investment activity were to occur.

However, the future commitment to co-investment is completely discretionary (other than with respect to the $14.7 million discussed below) and can be increased or decreased based on the availability of capital and other factors. As of March 31, 2001, there were total investments of $56.1 million in 25 separate property or fund co-investments, with additional capital commitments of $14.7 million for future fundings of co-investments.

The net co-investment funding for 2001 is anticipated to be $11.0 million (planned co-investments less return of capital from liquidated co-investments).

     Capital expenditures are anticipated to be $47.0 million for 2001, primarily for ongoing improvements to computer hardware and information systems, office renewals and expansions and the scheduled replacement of fleet cars in Europe.

     Jones Lang LaSalle had originally allocated up to $10.0 million for investments in e-commerce opportunities in 2001. This allocation is currently being re-evaluated given ongoing developments in the high technology and e-commerce markets. During the three months ended March 31, 2001, Jones Lang LaSalle provided a charge of $1 million against a broadband investment. The balance sheet at March 31, 2001 includes $11.9 million of e-commerce related investments.

SEASONALITY

     Historically, Jones Lang LaSalle's revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for Investment Management, this seasonality is due to a calendar-year-end focus, primarily in the U.S., on the completion of real estate transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on clients' returns on their real estate investments.
Such performance fees are generally earned when the asset is sold, the timing of which Jones Lang LaSalle does not have complete discretion over. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

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

OTHER MATTERS

     NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for Jones Lang LaSalle in the fiscal year beginning January 1, 2001. See Note 6 of the Notes to the Financial Statements for further discussion. The effect of implementing SFAS 133 did not have a material impact on the consolidated financial statements.

     On February 14, 2001, the Financial Accounting Standards Board ("FASB") issued for public comment its tentative decisions on the accounting for goodwill in a limited Exposure Draft, "Business Combinations and Intangible Assets - Accounting for Goodwill." Among the tentative decisions of this Exposure Draft are that goodwill should not be amortized, but instead should be tested for impairment when events or circumstances occur indicating that an impairment might exist. The FASB plans to issue a final Statement on the accounting for goodwill in June 2001, but there is uncertainty as to the expected effective date, which may be delayed.

EURO CONVERSION ISSUES

     On January 1, 1999, certain countries of the European Monetary Union ("EMU") adopted a common currency, the euro. For a three-and-one-half-year transition period, non-cash transactions may be denominated in either the euro or in the old national currencies. After July 1, 2002, the euro will be the sole legal tender for the EMU countries. The adoption of the euro affected a multitude of financial systems and business applications, as the commerce of these nations is now transacted in the euro and the existing national currency.

     Although the impact of the January 1, 1999 euro conversion was minimal, Jones Lang LaSalle continues to evaluate the potential impact relating to the EMU countries yet to convert. Management does not expect the impact of euro conversion issues to be material to Jones Lang LaSalle, however there can be no assurance that external factors will not have a material adverse effect on operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET AND OTHER RISK FACTORS

     MARKET RISK

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which Jones Lang LaSalle is exposed are:

      .     Interest rates on the multi-currency debt facility

      .     Foreign exchange risks.

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

     As of March 31, 2001, Jones Lang LaSalle had no interest rate swap agreements outstanding.

     Including the effect of interest rate swap agreements, the effective interest rate on Jones Lang LaSalle's debt for the three months ended
March 31, 2001 was 8.6% compared to 8.2% for the same period of 2000. The increase in the effective interest rate is due to the higher fixed interest rate of 9.0% associated with the Euro Notes, as well as reduced revolver borrowings at declining market interest rates.

FOREIGN EXCHANGE

     Revenues outside of the United States were 62.9% of the total revenues of Jones Lang LaSalle in the first quarter of 2001. Operating in international markets means that Jones Lang LaSalle is exposed to movements in these foreign exchange rates, primarily the British pound (23.1% of revenues) and the euro (21.9% of 2000 revenues). Changes in these foreign exchange rates would have the largest impact on translating the operating profit of Jones Lang LaSalle's international operations into U.S. dollars.

     The British pound expenses incurred as a result of both the worldwide operational headquarters and the Europe regional headquarters being located in London act as a partial operational hedge against Jones Lang LaSalle's translation exposure to the British pound.

     The interest on the euro 165 million of notes issued by Jones Lang LaSalle during 2000 acts as a partial hedge against the translation exposure on the euro denominated earnings. Jones Lang LaSalle enters into forward foreign currency exchange contracts to manage currency risks. At March 31, 2001, Jones Lang LaSalle had forward exchange contracts in effect with a notional value of $60.6 million and a market and carrying loss of $1.3 million.

DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of March 31, 2001, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.



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


     ITEM 5. OTHER MATTERS

     INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2000 in Item 1. "Business," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," and elsewhere, in this Quarterly Report on Form 10-Q in
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 3 "Quantitative and Qualitative Disclosure about Market Risk" and elsewhere, and in other reports filed with the Securities and Exchange Commission. Jones Lang LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.


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



                               JONES LANG LASALLE INCORPORATED




Dated:  May 15, 2001           BY:   /S/ PETER C. ROBERTS
                                     ------------------------------
                                     Peter C. Roberts
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Authorized Officer and
                                     Principal Financial Officer)

EXHIBIT INDEX


Exhibit
Number                       Description
-------                      -----------

4.1                          Form of certificate representing shares
                             of Jones Lang LaSalle Incorporated
                             Common Stock

10.1 First Amendment to the Jones Lang LaSalle Incorporated Amended and Restated Stock Compensation Program.

12.1                         Computation of Ratio of Earnings to Fixed
                             Charges.

99 Press release issued by Jones Lang LaSalle on May 2, 2001.
2158: