Form 10-Q
period 2001-06-30
JONES LANG LASALLE INC
filed 2001-08-14
CIK 1037976

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
               Class                            August 10, 2001
               -----                            ---------------

     Common Stock ($0.01 par value)                30,077,685

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    30

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk. . . . . . . . . . . . . . . . . . . .    38


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    39

Item 4.    Submission of Matters to a Vote of
           Securities Holders . . . . . . . . . . . . . . . .    39

Item 5.    Other Matters. . . . . . . . . . . . . . . . . . .    40

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    40

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                    JONES LANG LASALLE INCORPORATED
                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2001 AND DECEMBER 31, 2000
                   (in thousands, except share data)
                              (UNAUDITED)

                                           JUNE 30,     DECEMBER 31,
                                             2001          2000
                                           ---------    -----------
ASSETS
------
Current assets:
  Cash and cash equivalents . . . . . . . $   10,075         18,843
  Trade receivables, net of allowances
    of $9,164 and $9,261 in 2001 and
    2000, respectively. . . . . . . . . .    185,751        244,201
  Notes receivable and advances to
    real estate ventures. . . . . . . . .      2,557          4,286
  Other receivables . . . . . . . . . . .     10,414          6,655
  Income tax refund receivable. . . . . .      --               976
  Prepaid expenses. . . . . . . . . . . .     11,031         10,811
  Deferred tax assets . . . . . . . . . .     24,216         23,959
  Other assets. . . . . . . . . . . . . .     22,292         11,330
                                          ----------      ---------
          Total current assets. . . . . .    266,336        321,061

Property and equipment, at cost, less
  accumulated depreciation of $88,533
  and $76,427 in 2001 and 2000,
  respectively. . . . . . . . . . . . . .     89,493         90,306
Intangibles resulting from business
  acquisitions and JLW merger, net of
  accumulated amortization of $50,266
  and $43,028 in 2001 and 2000,
  respectively. . . . . . . . . . . . . .    335,738        350,129
Investments in real estate ventures . . .     53,229         74,565
Other investments . . . . . . . . . . . .     13,864         12,884
Long-term receivables, net. . . . . . . .     20,928         23,136
Prepaid pension asset . . . . . . . . . .     15,598         18,730
Deferred tax assets . . . . . . . . . . .      9,068         12,317
Debt issuance costs . . . . . . . . . . .      4,184          4,848
Other assets, net . . . . . . . . . . . .      5,991          6,069
                                           ---------     ----------
                                           $ 814,429        914,045
                                           =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities $  84,701        111,738
  Accrued compensation. . . . . . . . . .     56,066        170,323
  Short-term borrowings . . . . . . . . .      8,954          8,836
  Deferred tax liabilities. . . . . . . .        125            226
  Other liabilities . . . . . . . . . . .     21,168         16,583
                                           ---------     ----------
          Total current liabilities . . .    171,014        307,706

Long-term liabilities:
  Credit facilities . . . . . . . . . . .    155,621         85,565
  Notes . . . . . . . . . . . . . . . . .    140,085        155,546
  Deferred tax liabilities. . . . . . . .      5,670          9,547
  Other . . . . . . . . . . . . . . . . .     22,169         22,776
                                           ---------     ----------
          Total liabilities . . . . . . .    494,559        581,140

Commitments and contingencies

                    JONES LANG LASALLE INCORPORATED
                CONSOLIDATED BALANCE SHEETS - CONTINUED

                  JUNE 30, 2001 AND DECEMBER 31, 2000
                   (in thousands, except share data)
                              (UNAUDITED)


                                           JUNE 30,     DECEMBER 31,
                                             2001          2000
                                           ---------    -----------

Minority interest in consolidated
  subsidiaries. . . . . . . . . . . . . .      1,062            567

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    29,876,385 and 30,700,150 shares
    issued and outstanding as of June 30,
    2001 and December 31, 2000,
    respectively. . . . . . . . . . . . .        299            307
  Additional paid-in capital. . . . . . .    455,806        461,272
  Deferred stock compensation . . . . . .     (3,527)        (4,322)
  Retained deficit. . . . . . . . . . . .   (112,578)      (107,110)
  Stock held in trust . . . . . . . . . .     (1,099)          (397)
  Accumulated other comprehensive loss. .    (20,093)       (17,412)
                                           ---------     ----------
          Total stockholders' equity. . .    318,808        332,338
                                           ---------     ----------
                                           $ 814,429        914,045
                                           =========     ==========




































     See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED
                        CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                              THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                      (in thousands, except share data)
                                                 (UNAUDITED)
                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                               --------------------------     --------------------------
                                                   2001           2000           2001            2000
                                                ----------     ----------     ----------      ----------
Revenue:
  Fee based services. . . . . . . . . . . .     $  196,202        213,873        389,950         396,903
  Equity in earnings from
    unconsolidated ventures . . . . . . . .          1,341          8,747          3,857          14,687
  Other income. . . . . . . . . . . . . . .          1,038            698          1,883           1,315
                                                ----------     ----------     ----------      ----------
        Total revenue . . . . . . . . . . .        198,581        223,318        395,690         412,905

Operating expenses:
  Compensation and benefits . . . . . . . .        129,219        142,536        263,696         272,773
  Operating, administrative and other . . .         53,478         52,552        105,708         103,364
  Depreciation and amortization . . . . . .         12,091         10,797         23,422          21,491
  Merger related non-recurring stock
    compensation expense. . . . . . . . . .          --            18,865          --             37,191
                                                ----------     ----------     ----------      ----------
        Total operating expenses. . . . . .        194,788        224,750        392,826         434,819

        Operating income (loss) . . . . . .          3,793         (1,432)         2,864         (21,914)

Interest expense, net of interest income. .          5,981          6,664         10,827          13,339
                                                ----------     ----------     ----------      ----------
        Loss before provision (benefit) for
          income taxes and minority interest        (2,188)        (8,096)        (7,963)        (35,253)

Net provision (benefit) for income taxes. .           (831)         4,281         (3,026)             73

Minority interest in earnings (losses)
  of subsidiaries . . . . . . . . . . . . .            565             15            531             (12)
                                                ----------     ----------     ----------      ----------
        Net loss before cumulative effect
          of change in accounting principle         (1,922)       (12,392)        (5,468)        (35,314)

Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . .          --             --             --            (14,249)
                                                ----------     ----------     ----------      ----------
Net loss. . . . . . . . . . . . . . . . . .     $   (1,922)       (12,392)        (5,468)        (49,563)
                                                ==========     ==========     ==========      ==========




                                       JONES LANG LASALLE INCORPORATED
                  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED

                              THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                      (in thousands, except share data)
                                                 (UNAUDITED)


                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                               --------------------------     --------------------------
                                                   2001           2000           2001            2000
                                                ----------     ----------     ----------      ----------

Other comprehensive income (loss), net of tax:
  Foreign currency translation
    adjustments . . . . . . . . . . . . . .     $    3,206         (6,043)        (2,681)        (11,153)
                                                ----------     ----------     ----------      ----------
Comprehensive income (loss) . . . . . . . .     $    1,284        (18,435)        (8,149)        (60,716)
                                                ==========     ==========     ==========      ==========

Basic loss per common share before cumulative
  effect of change in accounting principle.     $    (0.06)         (0.50)         (0.18)          (1.44)

Cumulative effect of change in
  accounting principle. . . . . . . . . . .          --             --             --              (0.58)
                                                ----------     ----------     ----------      ----------
Basic loss per common share . . . . . . . .     $    (0.06)         (0.50)         (0.18)          (2.02)
                                                ==========     ==========     ==========      ==========

Basic weighted average
  shares outstanding. . . . . . . . . . . .     29,775,259     24,559,305     29,946,909      24,472,122
                                                ==========     ==========     ==========      ==========

Diluted loss per common share before cumulative
  effect of change in accounting principle.     $    (0.06)         (0.50)         (0.18)          (1.44)

Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . .          --             --             --              (0.58)
                                                ----------     ----------     ----------      ----------

Diluted loss per common share . . . . . . .     $    (0.06)         (0.50)         (0.18)          (2.02)
                                                ==========     ==========     ==========      ==========

Diluted weighted average
  shares outstanding. . . . . . . . . . . .     29,775,259     24,559,305     29,946,909      24,472,122
                                                ==========     ==========     ==========      ==========

                        See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       SIX MONTHS ENDED JUNE 30, 2001
                                      (in thousands, except share data)
                                                 (UNAUDITED)
                                                                                        Accumu-
                                                                                         lated
                                                                                         Other
                                           Additi-    Deferred                          Compre-
                       Common Stock        tional       Stock    Retained     Shares    hensive
                    -------------------    Paid-In     Compen-   Earnings     Held in   Income
                    Shares       Amount    Capital     sation    (Deficit)    Trust     (Loss)      Total
                  ----------     ------    --------   --------   ---------   --------   -------    -------
Balances at
 December 31,
 2000 . . . . . . 30,700,150      $307     461,272     (4,322)   (107,110)      (397)  (17,412)   332,338

Net loss. . . . .      --          --        --         --         (5,468)     --        --        (5,468)
Shares issued in
 connection with:
  Stock option
   plan . . . . .      1,667       --           20      --          --         --        --            20
  Other stock
   option plan
   adjustments. .   (461,249)       (5)          5      --          --         --        --         --
  Amortization of
   shares issued
   in connection
   with stock
   option plan. .      --          --        --           795       --         --        --           795
  Stock purchase
   programs . . .    109,779         1       1,447      --          --         --        --         1,448
Shares held
 in trust . . . .      --          --        --         --          --        (1,000)    --        (1,000)
Distribution of
 shares held in
 trust. . . . . .      --          --        --         --          --           298     --           298




                                       JONES LANG LASALLE INCORPORATED
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED



                                                                                        Accumu-
                                                                                         lated
                                                                                         Other
                                           Additi-    Deferred                          Compre-
                       Common Stock        tional       Stock    Retained     Shares    hensive
                    -------------------    Paid-In     Compen-   Earnings     Held in   Income
                    Shares       Amount    Capital     sation    (Deficit)    Trust     (Loss)      Total
                  ----------     ------    --------   --------   ---------   --------   -------    -------
Shares repurchased
 under share
 repurchase
 program. . . . .   (473,962)       (4)     (6,938)     --          --         --        --        (6,942)
Cumulative effect
 of foreign
 currency
 translation
 adjustments. . .      --          --        --         --          --         --       (2,681)    (2,681)
                  ----------      ----     -------   --------    --------   --------  --------    -------
Balances at
  June 30, 2001 . 29,876,385      $299     455,806     (3,527)   (112,578)    (1,099)  (20,093)   318,808
                  ==========      ====     =======   ========    ========   ========  ========    =======






















                        See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                (in thousands, unless otherwise noted)
                              (UNAUDITED)



                                                2001        2000
                                             ----------  ----------

Cash flows used in operating activities:
  Cash flows from earnings:
    Net loss. . . . . . . . . . . . . . . .  $   (5,468)    (49,563)
    Reconciliation of net loss to net cash
     provided by earnings:
      Cumulative effect of change in
        accounting principle. . . . . . . .       --         14,249
      Depreciation and amortization . . . .      23,422      21,491
      Equity in earnings from unconsolidated
        ventures. . . . . . . . . . . . . .      (3,857)    (14,687)
      Operating distributions from real
        estate ventures . . . . . . . . . .       4,442      12,479
      Provision for loss on receivables and
        other assets. . . . . . . . . . . .       8,478       3,990
      Stock compensation expense. . . . . .       --         37,191
      Amortization of deferred compensation       3,077       1,912
      Amortization of debt issuance costs .         595       --
                                             ----------  ----------
        Net cash provided by earnings . . .      30,689      27,062

    Cash flows from changes in
     working capital:
      Receivables . . . . . . . . . . . . .      54,205      34,307
      Prepaid expenses and other assets . .     (10,254)     (5,893)
      Deferred tax assets and income
        tax refund receivable . . . . . . .         (10)     (3,968)
      Accounts payable, accrued liabilities
        and accrued compensation. . . . . .    (140,662)    (68,865)
                                             ----------  ----------
        Net cash flows from changes in
          working capital . . . . . . . . .     (96,721)    (44,419)
                                             ----------  ----------
        Net cash used in operating
          activities. . . . . . . . . . . .     (66,032)    (17,357)

  Cash flows used in investing activities:
    Net capital additions - property and
      equipment . . . . . . . . . . . . . .     (17,657)    (19,298)
    Other acquisitions and investments,
      net of cash balances assumed. . . . .      (2,983)     (1,946)
    Investments in real estate ventures:
      Capital contributions and advances to
        real estate ventures. . . . . . . .      (3,154)     (2,959)
      Distributions, repayments of advances
        and sale of investments . . . . . .      19,773       5,201
                                             ----------  ----------
          Net cash used in investing
            activities. . . . . . . . . . .      (4,021)    (19,002)

                    JONES LANG LASALLE INCORPORATED
           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                (in thousands, unless otherwise noted)
                              (UNAUDITED)



                                                2001        2000
                                             ----------  ----------

Cash flows provided by financing activities:
  Proceeds from borrowings under credit
    facilities. . . . . . . . . . . . . . .     228,109     169,188
  Repayments of borrowings under credit
    facilities. . . . . . . . . . . . . . .    (157,935)   (146,479)
  Shares repurchased for payment of
    taxes on ESOT distribution. . . . . . .      (3,114)      --
  Shares repurchased under share
    repurchase program. . . . . . . . . . .      (6,942)      --
  Common stock issued under stock option
    plan and stock purchase programs. . . .       1,167       3,509
                                             ----------  ----------
        Net cash provided by
          financing activities. . . . . . .      61,285      26,218
                                             ----------  ----------
        Net decrease in cash and
          cash equivalents. . . . . . . . .      (8,768)    (10,141)

Cash and cash equivalents,
  beginning of period . . . . . . . . . . .      18,843      23,308
                                             ----------  ----------
Cash and cash equivalents, end of period. .  $   10,075      13,167
                                             ==========  ==========

Supplemental disclosure of cash flow
 information:

  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . .  $   10,746      12,739
    Taxes, net of refunds . . . . . . . . .      16,367       2,115

  Non-cash investing and financing
   activities:
    Acquisitions, merger and investments:
      Fair value of assets acquired . . . .  $    --             (2)
      Fair value of liabilities assumed . .       --          4,199
      Goodwill. . . . . . . . . . . . . . .       --         (4,893)
                                             ----------    --------
          Cash paid, net of cash
            balances assumed. . . . . . . .  $    --           (696)
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


(1)  ACCOUNTING POLICIES

     INTERIM INFORMATION

     The consolidated financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be obtained for the full fiscal year.

     Certain prior year amounts have been reclassified to conform with the current presentation.

     EARNINGS PER SHARE

     The basic and diluted losses per common share were calculated based on basic weighted average shares outstanding of 29.8 million and 29.9 million for the three and six month periods ended June 30, 2001, respectively. For the three and six month periods ended June 30, 2000, basic and diluted losses per common share were calculated based on basic weighted average shares outstanding of 24.6 million and 24.5 million, respectively. As a result of the net losses incurred for these periods, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive. For the three and six months ending June 30, 2000, these common stock equivalents consist principally of consideration shares issued in connection with the JLW merger that were subject to vesting provisions or were contingently returnable. For the three and six months ended June 30, 2001 and 2000 common stock equivalents also include outstanding stock options whose exercise price was less than the average market price of Jones Lang LaSalle's stock for the period and shares to be issued under employee stock compensation programs.

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

     Compensation expense incurred for the three and six months ended June 30, 2000 related to the amortization of merger related non-recurring deferred compensation totaled $18.9 million and $37.2 million, respectively, net of the quarterly adjustment for the change in stock price.

(3)  BUSINESS SEGMENTS

     Jones Lang LaSalle manages its business along a combination of functional and geographic lines. The comparative segment operating results for the three and six months ended June 30, 2000 have been restated to reflect the impact of the adoption of SAB 101 (see Note 6) as of January 1, 2000 and the consolidation of the Hotel Services segment from a separate segment into its respective Owner and Occupier Services segments. Operations are now classified into four business segments: the three geographic regions of Owner and Occupier Services, (i) Americas, (ii) Europe and (iii) Asia Pacific; and (iv) the global business of Investment Management. The Owner and Occupier Services business is operated on a geographic basis and consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively, "implementation services") and property management, corporate property services, development services and project management services (collectively, "management services"). The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals.

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

     Summarized unaudited financial information by business segment for the three and six month periods ended June 30, 2001 and 2000 is as follows ($ in thousands):

                                                           SEGMENT OPERATING RESULTS
                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30                          JUNE 30
                                         ----------------------------     ----------------------------
                                             2001             2000             2001            2000
                                          ----------       ----------       ----------      ----------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services . . . .       $   37,229           36,213           61,928          60,583
    Management services . . . . . .           35,913           30,728           70,930          59,957
    Equity earnings (losses). . . .              335              294              335             (66)
    Other services. . . . . . . . .              437              187              723             375
    Intersegment revenue. . . . . .              550              (17)             710             378
                                          ----------       ----------       ----------      ----------
                                              74,464           67,405          134,626         121,227
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           66,016           58,041          131,258         118,272
    Depreciation and amortization .            6,300            5,485           11,990          10,867
                                          ----------       ----------       ----------      ----------
          Operating income (loss) .       $    2,148            3,879           (8,622)         (7,912)
                                          ==========       ==========       ==========      ==========

 EUROPE
  Revenue:
    Implementation services . . . .       $   55,057           69,931          119,552         131,591
    Management services . . . . . .           22,872           21,169           45,259          41,367
    Other services. . . . . . . . .              249              312              436             549
                                          ----------       ----------       ----------      ----------
                                              78,178           91,412          165,247         173,507
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           70,019           83,393          146,250         157,075
    Depreciation and amortization .            3,128            2,854            6,185           5,620
                                          ----------       ----------       ----------      ----------
          Operating income. . . . .       $    5,031            5,165           12,812          10,812
                                          ==========       ==========       ==========      ==========

 ASIA PACIFIC
  Revenue:
    Implementation services . . . .       $   16,710           23,174           31,961          43,709
    Management services . . . . . .           11,261           10,358           23,350          20,494
    Other services. . . . . . . . .              354              193              697             360
                                          ----------       ----------       ----------      ----------
                                              28,325           33,725           56,008          64,563




                                                           SEGMENT OPERATING RESULTS
                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30                          JUNE 30
                                         ----------------------------     ----------------------------
                                             2001             2000             2001            2000
                                          ----------       ----------       ----------      ----------
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           29,547           33,747           58,349          62,429
    Depreciation and amortization .            1,681            1,477            3,275           3,038
                                          ----------       ----------       ----------      ----------
          Operating loss. . . . . .       $   (2,903)          (1,499)          (5,616)           (904)
                                          ==========       ==========       ==========      ==========

 INVESTMENT MANAGEMENT -
  Revenue:
    Implementation services . . . .       $    1,044            1,029            1,839           3,998
    Advisory fees . . . . . . . . .           16,095           21,271           35,079          35,204
    Equity earnings . . . . . . . .            1,006            8,453            3,522          14,753
    Other services. . . . . . . . .               19                6               79              31
                                          ----------       ----------       ----------      ----------
                                              18,164           30,759           40,519          53,986
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           17,665           19,890           34,257          38,739
    Depreciation and amortization .              982              981            1,972           1,966
                                          ----------       ----------       ----------      ----------
          Operating income (loss) .       $     (483)           9,888            4,290          13,281
                                          ==========       ==========       ==========      ==========

Total segment revenue . . . . . . .       $  199,131          223,301          396,400         413,283
Intersegment revenue eliminations .             (550)              17             (710)           (378)
                                          ----------       ----------       ----------      ----------
          Total revenue . . . . . .       $  198,581          223,318          395,690         412,905
                                          ==========       ==========       ==========      ==========

Total segment operating expenses. .       $  195,338          205,868          393,536         398,006
Intersegment operating expense
  eliminations. . . . . . . . . . .             (550)              17             (710)           (378)
                                          ----------       ----------       ----------      ----------
          Total operating expenses
            before merger related
            non-recurring charges .       $  194,788          205,885          392,826         397,628
                                          ==========       ==========       ==========      ==========
          Operating income before
            merger related non-
            recurring charges . . .       $    3,793           17,433            2,864          15,277
                                          ==========       ==========       ==========      ==========

(4)  SHARE REPURCHASE

     On February 6, 2001, Jones Lang LaSalle announced that its Board of Directors approved a share repurchase program authorizing purchases of up to $10.0 million. On March 8, 2001, Jones Lang LaSalle repurchased and cancelled 473,962 shares of its own common stock at a price of $14.65 per share, totaling $6.9 million. The Board of Directors of Jones Lang LaSalle has increased the total amount authorized for share repurchase back to $10.0 million. As of June 30, 2001, no further purchases have taken place and, therefore, Jones Lang LaSalle has $10.0 million currently authorized for share repurchases.


(5)  HIH INSURANCE

     On March 15, 2001, HIH Insurance Ltd. ("HIH") and its subsidiaries, an Australian insurance group, entered provisional liquidation and was placed in run-off mode. HIH had provided public liability coverage to the Australian operations of JLW for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring in properties for which Jones Lang LaSalle had property management responsibilities. Under the terms of the policies, Jones Lang LaSalle's deductible on these claims was $0, and therefore HIH had responsibility for "day-to-day" management of claims and potential claims once they had been notified of such claims. Approximately 30 claims have been identified that are in varying stages of litigation. A review is currently underway to determine the exposure to these claims, but the exposure is not expected to exceed $1.5 million. There is one large claim which is very complex with multiple defendants and plaintiffs which Jones Lang LaSalle believes is likely to be covered by another class of insurance. It is also possible that further claims may be made. As a range of probable exposures has not yet been determined by Jones Lang LaSalle, no reserve has been reflected in the financial statements for any exposure related to HIH.

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


(6)  IMPLEMENTATION OF SAB 101

     Effective January 1, 2000, as a result of the implementation of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), Jones Lang LaSalle recorded a one-time, non-cash, after-tax cumulative effect of change in accounting principle of $14.2 million, net of taxes of $8.7 million. This adjustment represents revenues of $22.9 million that had been recognized prior to January 1, 2000 that would not have been recognized if the new accounting policy had been in effect in the years prior to 2000. These revenues have been recognized as the underlying contingencies were satisfied. Jones Lang LaSalle recognized $0.2 million and $3.7 million of these revenues in the three and six months ended June 30, 2001, respectively, and $16.2 million of these revenues in the twelve months ended December 31, 2000. The balance of $3.0 million is expected to be recognized over the remainder of 2001 and 2002.

     The statement of earnings and comprehensive income for the three and six months ended June 30, 2000 have been restated to include the impact of implementing SAB 101 as of January 1, 2000. Excluding the one-time, $14.2 million cumulative effect of change in accounting principle mentioned above, the net impact of this restatement on the three and six months ended June 30, 2000 was an increase in net loss of $0.9 million and a decrease in net loss of $1.2 million, respectively. The increase in net loss for the three months ended June 30, 2000 of $0.9 million consisted of a net deferral of 2000 revenue of $(6.4) million, recognition of revenues of $4.9 million which were deferred as part of the one-time cumulative effect of change in accounting principle and a net tax effect of $0.6 million. The decrease in net loss for the six months ended June 30, 2000 of $1.2 million consisted of a net deferral of 2000 revenue of $(8.8) million, recognition of revenues of $10.7 million which were deferred as part of the one-time cumulative effect of change in accounting principle and a net tax effect of $(0.7) million.


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

     In the normal course of business, Jones Lang LaSalle uses derivative financial instruments to manage foreign currency risk. At June 30, 2001, Jones Lang LaSalle had forward exchange contracts in effect with a notional value of $64.1 million and a market and carrying loss of $0.5 million. Jones Lang LaSalle has used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. Jones Lang LaSalle did not enter into any interest rate swap agreements during the second quarter of 2001, and there were no such agreements outstanding as of June 30, 2001.

     Jones Lang LaSalle requires that hedging derivative instruments be effective in reducing the exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting treatment. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with changes in unrealized gains or losses recognized currently in earnings.

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

     Jones Lang LaSalle uses foreign currency forward contracts as a means of hedging exposure to foreign currency transactions. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on earnings of Jones Lang LaSalle during the six months ended June 30, 2001 of the unrealized loss on foreign currency contracts, offset by the gain resulting from re-measurement of foreign currency transactions, was not significant.

     The effect of implementing SFAS 133 did not have a material impact on the consolidated financial statements.


(8)  ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE
ASSETS

     In July 2001, the FASB issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of "SFAS 121".

     Jones Lang LaSalle is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for permanent impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until January 1, 2002.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 will require Jones Lang LaSalle to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this evaluation, Jones Lang LaSalle must determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Jones Lang LaSalle will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and Jones Lang LaSalle must perform the second step of the transitional impairment test. In the second step, Jones Lang LaSalle must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in Jones Lang LaSalle's statement of earnings. Also, any unamortized negative goodwill existing at the date SFAS 142 is adopted must be credited to the income statement as the cumulative effect of a change in accounting principle.

     Based on goodwill balances as of June 30, 2001 and projected amortization based on current foreign currency exchange rates, Jones Lang LaSalle will have approximately $328 million of unamortized intangibles as of January 1, 2002, which will be subject to the transition provisions of SFAS 141 and SFAS 142.

     Approximately $306 million of the projected January 1, 2002 intangibles balance will represent goodwill with an indefinite useful life and will cease to be amortized January 1, 2002. The annual amortization saving in 2002 will be approximately $10 million. Approximately ($1) million of the projected January 1, 2002 intangibles balance will constitute negative goodwill and will be credited to the income statement as the cumulative effect of change in accounting principle. The remaining $23 million of intangibles will be reviewed over the balance of 2001 to determine if any portion should be considered to have indefinite useful lives. Intangibles that do not have indefinite useful lives will be amortized over their remaining definite useful life. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on Jones Lang LaSalle's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. Although Jones Lang LaSalle is currently in the process of evaluating the effects of adoption and thus no assurance of the impact can be given, it currently does not believe that adoption will result in any significant impairment charge against goodwill. And, other than the prospective non-amortization of goodwill, which will result in a non-cash improvement in operating results, Jones Lang LaSalle does not expect the adoption to have a material effect on its revenue, operating results or liquidity.

(9)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On July 26, 2000, Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly-owned subsidiary of Jones Lang LaSalle, issued 9% Senior Notes with an aggregate principal amount of Euro 165 million, due 2007 (the "Euro Notes"). The payment obligations under the Euro Notes are fully and unconditionally guaranteed by Jones Lang LaSalle Incorporated and certain of its wholly-owned subsidiaries: Jones Lang LaSalle Americas, Inc.; LaSalle Investment Management, Inc.; Jones Lang LaSalle International, Inc.; Jones Lang LaSalle Co-Investment, Inc.; and Jones Lang LaSalle Ltd. (the "Guarantor Subsidiaries"). All of Jones Lang LaSalle Incorporated's remaining subsidiaries (the "Non-Guarantor Subsidiaries") are owned by the Guarantor Subsidiaries. The following supplemental Condensed Consolidating Balance Sheets as of June 30, 2001 and December 31, 2000, Condensed Consolidating Statement of Earnings for the three and six months ended June 30, 2001 and 2000, and Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2001 and 2000 present financial information for (i) Jones Lang LaSalle Incorporated (carrying any investment in subsidiaries under the equity method), (ii) Jones Lang LaSalle Finance B.V. (the issuer of the Euro Notes), (iii) on a combined basis the Guarantor Subsidiaries (carrying any investment in Non-Guarantor subsidiaries under the equity method) and (iv) on a combined basis the Non-Guarantor Subsidiaries (carrying their investment in JLL Finance under the equity method). Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and Jones Lang LaSalle Incorporated believes that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. In general Jones Lang LaSalle Incorporated has historically entered into third party borrowings, financing its subsidiaries via intercompany accounts that are then converted into equity on a periodic basis. Certain Guarantor and Non-Guarantor Subsidiaries also enter into third party borrowings on a limited basis. All intercompany activity has been included as subsidiary activity in investing activities in the Condensed Consolidating Statements of Cash Flows. Cash is managed on a consolidated basis and there is a right of offset between bank accounts in the different groupings of legal entities in the condensed consolidating financial information. Therefore, in certain cases, negative cash balances have not been reallocated to payables as they legally offset positive cash balances elsewhere in Jones Lang LaSalle Incorporated. In certain cases, taxes have been calculated on the basis of a group position that includes both Guarantor and Non-Guarantor Subsidiaries. In such cases, the taxes have been allocated to individual legal entities on the basis of that legal entity's pre tax income.

                                       JONES LANG LASALLE INCORPORATED
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                             As of June 30, 2001
                                              ($ in thousands)

                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------

ASSETS
------
Cash and
  cash equivalents. .    $    2,908            18        (1,523)        8,672         --           10,075
Trade receivables,
  net of allowances .           124         --           71,250       114,377         --          185,751
Other current assets.         6,481         --           33,614        30,415         --           70,510
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      assets. . . . .         9,513            18       103,341       153,464         --          266,336

Property and equipment,
 at cost, less accumu-
 lated depreciation .         3,643         --           48,513        37,337         --           89,493
Intangibles resulting
 from business acquisi-
 tions and JLW merger,
 net of accumulated
 amortization . . . .         --            --          240,861        94,877         --          335,738
Other assets, net . .         8,094         --           71,016        43,752         --          122,862
Investments in
 subsidiaries . . . .       279,033         --          233,837           517      (513,387)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  300,283            18       697,568       329,947      (513,387)      814,429
                         ==========    ==========    ==========    ==========    ==========    ==========




                                       JONES LANG LASALLE INCORPORATED
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                             As of June 30, 2001
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Accounts payable and
  accrued liabilities    $   10,852         1,104        20,209        52,536         --           84,701
Short-term borrowings         --            --            3,394         5,560         --            8,954
Other current
  liabilities . . . .       (30,434)     (297,309)      383,994        21,108         --           77,359
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      liabilities . .       (19,582)     (296,205)      407,597        79,204         --          171,014

Long-term liabilities:
  Credit facilities .         --          155,621         --            --            --          155,621
  Notes . . . . . . .         --          140,085         --            --            --          140,085
  Other . . . . . . .         1,057         --           10,938        15,844         --           27,839
                         ----------    ----------    ----------    ----------    ----------    ----------

    Total liabilities       (18,525)         (499)      418,535        95,048         --          494,559

Commitments and
 contingencies

Minority interest in
 consolidated
 subsidiaries . . . .         --            --            --            1,062         --            1,062
Stockholders' equity.       318,808           517       279,033       233,837      (513,387)      318,808
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  300,283            18       697,568       329,947      (513,387)      814,429
                         ==========    ==========    ==========    ==========    ==========    ==========



                                       JONES LANG LASALLE INCORPORATED
                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                           As of December 31, 2000
                                              ($ in thousands)

                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
ASSETS
------
Cash and cash
  equivalents . . . .    $    3,689          152       (3,665)        18,667         --           18,843
Trade receivables,
  net of allowances .           124        --          98,120        145,957         --          244,201
Other current assets.         9,285        --          26,881         21,851         --           58,017
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      assets. . . . .        13,098          152      121,336        186,475         --          321,061

Property and equipment,
  at cost, less accumu-
  lated depreciation.         3,093        --          51,566         35,647         --           90,306
Intangibles resulting
  from business acquisi-
  tions and JLW merger,
  net of accumulated
  amortization. . . .         --           --         249,586        100,543         --          350,129
Other assets, net . .        12,270        --          74,254         66,025         --          152,549
Investment in
  subsidiaries. . . .       278,523        --         262,888            213      (541,624)        --
                         ----------   ----------   ----------     ----------    ----------    ----------
                         $  306,984          152      759,630        388,903      (541,624)      914,045
                         ==========   ==========   ==========     ==========    ==========    ==========





                                       JONES LANG LASALLE INCORPORATED
                              CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                                           As of December 31, 2000
                                              ($ in thousands)


                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
Accounts payable and
  accrued liabilities    $   19,553          954       29,351         61,880         --          111,738
Short-term borrowings         --           --           5,174          3,662         --            8,836
Other current
  liabilities . . . .       (49,618)    (242,126)     434,720         44,156         --          187,132
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      liabilities . .       (30,065)    (241,172)     469,245        109,698         --          307,706

Long-term liabilities:
  Credit facilities .         --          85,565        --             --            --           85,565
  Notes . . . . . . .         --         155,546        --             --            --          155,546
  Other . . . . . . .         4,711        --          11,862         15,750         --           32,323
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total liabilities       (25,354)         (61)     481,107        125,448         --          581,140

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
                         ==========   ==========   ==========     ==========    ==========    ==========


                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                  For the Three Months Ended June 30, 2001
                                              ($ in thousands)
                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . .    $       13         --           93,428       105,140         --          198,581
Equity earnings (loss)
 from subsidiaries. .           525         --            2,800           168        (3,493)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .           538         --           96,228       105,308        (3,493)      198,581

Operating expenses. .         4,102         --           92,670        98,016         --          194,788
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
      (loss). . . . .        (3,564)        --            3,558         7,292        (3,493)        3,793

Interest expense,
 net of interest
 income . . . . . . .          (791)         (197)        4,049         2,920         --            5,981
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest. . . .        (2,773)          197          (491)        4,372        (3,493)       (2,188)

Net provision (benefit)
 for income taxes . .          (851)           29        (1,016)        1,007         --             (831)
Minority interests
 in earnings of
 subsidiaries . . . .         --            --            --              565         --              565
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $   (1,922)          168           525         2,800        (3,493)       (1,922)
                         ==========    ==========    ==========    ==========    ==========    ==========


                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                   For the Six Months Ended June 30, 2001
                                              ($ in thousands)
                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . .    $       13         --          188,931       206,746         --          395,690
Equity earnings (loss)
 from subsidiaries. .        (1,046)        --            2,111           348        (1,413)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .        (1,033)        --          191,042       207,094        (1,413)      395,690

Operating expenses. .         8,500         --          186,240       198,086         --          392,826
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
      (loss). . . . .        (9,533)        --            4,802         9,008        (1,413)        2,864

Interest expense,
 net of interest
 income . . . . . . .        (1,698)         (440)        7,911         5,054         --           10,827
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest. . . .        (7,835)          440        (3,109)        3,954        (1,413)       (7,963)

Net provision (benefit)
 for income taxes . .        (2,367)           92        (2,063)        1,312         --           (3,026)
Minority interests
 in earnings of
 subsidiaries . . . .         --            --            --              531         --              531
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $   (5,468)          348        (1,046)        2,111        (1,413)       (5,468)
                         ==========    ==========    ==========    ==========    ==========    ==========


<table>                                JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                  For the Three Months Ended June 30, 2000
                                              ($ in thousands)
                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . .   $     --            --          104,519       118,799         --          223,318
Equity earnings (loss)
 from subsidiaries. .        12,913         --            6,599         --          (19,512)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .        12,913         --          111,118       118,799       (19,512)      223,318
Operating expenses
 before merger related
 non-recurring charges        3,117         --           94,389       108,379         --          205,885
Merger related non-
 recurring charges. .        18,522         --              245            98         --           18,865
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
     (loss) . . . . .        (8,726)        --           16,484        10,322       (19,512)       (1,432)
Interest expense,
 net of interest
 income . . . . . . .         2,820         --            3,957          (113)        --            6,664
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
     before provision
     (benefit) for
     income taxes and
     minority interest      (11,546)        --           12,527        10,435       (19,512)       (8,096)
Net provision (benefit)
 for income taxes . .           846         --             (386)        3,821         --            4,281
Minority interest in
 losses of subsidiaries       --            --            --               15         --               15
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss)
 before cumulative
 effect of change in
 accounting principle       (12,392)        --           12,913         6,599       (19,512)      (12,392)
Cumulative effect of
 change in accounting
 principles . . . . .         --            --            --            --            --            --
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $  (12,392)        --           12,913         6,599       (19,512)      (12,392)
                         ==========    ==========    ==========    ==========    ==========    ==========

                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                   For the Six Months Ended June 30, 2000
                                              ($ in thousands)
                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . .    $    --            --          186,461       226,444         --          412,905
Equity earnings (loss)
 from subsidiaries. .        (6,868)        --            8,768         --           (1,900)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .        (6,868)        --          195,229       226,444        (1,900)      412,905
Operating expenses
 before merger related
 non-recurring charges        6,232         --          185,879       205,517         --          397,628
Merger related non-
 recurring charges. .        36,848         --              245            98         --           37,191
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
     (loss) . . . . .       (49,948)        --            9,105        20,829        (1,900)      (21,914)
Interest expense,net
 of interest income .         5,193         --            8,156           (10)        --           13,339
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
     before provision
     (benefit) for
     income taxes and
     minority interest      (55,141)        --              949        20,839        (1,900)      (35,253)
Net provision (benefit)
 for income taxes . .        (5,578)        --           (1,994)        7,645         --               73
Minority interest in
 losses of subsidiaries       --            --            --              (12)        --              (12)
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss)
 before cumulative
 effect of change in
 accounting principle       (49,563)        --            2,943        13,206        (1,900)      (35,314)
Cumulative effect of
 change in accounting
 principles . . . . .         --            --           (9,811)       (4,438)        --          (14,249)
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $  (49,563)        --           (6,868)        8,768        (1,900)      (49,563)
                         ==========    ==========    ==========    ==========    ==========    ==========

                                       JONES LANG LASALLE INCORPORATED
                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                   For the Six Months Ended June 30, 2001
                                              ($ in thousands)
                                   Jones Lang
                                    LaSalle                                                   Consolidated
                                  Incorporated    Jones Lang                                   Jones Lang
                                   (Parent and     LaSalle       Guarantor    Non-Guarantor     LaSalle
                                   Guarantor)    Finance B.V.   Subsidiaries   Subsidiaries   Incorporated
                                  ------------   ------------   ------------  -------------   ------------
Cash flows provided by (used in)
  operating activities. . . . .    $   (4,194)           498        (35,053)       (27,283)       (66,032)
Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment. . .          (973)         --            (7,064)        (9,620)       (17,657)
  Other acquisitions and invest-
    ments, net of cash acquired
    and transaction costs . . .         --             --            (2,983)         --            (2,983)
  Subsidiary activity . . . . .        13,275        (70,688)        52,482          4,931          --
  Investments in real estate
    ventures. . . . . . . . . .         --             --            (3,460)        20,079         16,619
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) investing
        activities. . . . . . .        12,302        (70,688)        38,975         15,390         (4,021)
Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit
    facility. . . . . . . . . .         --            70,056         (1,780)         1,898         70,174
  Shares repurchased. . . . . .       (10,056)         --             --             --           (10,056)
  Common stock issued under
    stock option plan . . . . .         1,167          --             --             --             1,167
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) financing
        activities. . . . . . .        (8,889)        70,056         (1,780)         1,898         61,285
                                   ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in cash
  and cash equivalents. . . . .          (781)          (134)         2,142         (9,995)        (8,768)
Cash and cash equivalents,
  January 1 . . . . . . . . . .         3,689            152         (3,665)        18,667         18,843
                                   ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents,
  June 30,. . . . . . . . . . .    $    2,908             18         (1,523)         8,672         10,075
                                   ==========     ==========     ==========     ==========     ==========

                                       JONES LANG LASALLE INCORPORATED
                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                   For the Six Months Ended June 30, 2000
                                              ($ in thousands)
                                        Jones Lang
                                         LaSalle                                              Consolidated
                                       Incorporated   Jones Lang                               Jones Lang
                                        (Parent and    LaSalle      Guarantor   Non-Guarantor    LaSalle
                                        Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries Incorporated
                                       ------------  ------------ -------------  ------------ ------------
Cash flows provided by (used in)
 operating activities . . . . . . . . . $    5,054         --          (13,056)       (9,355)     (17,357)

Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment. . . . . . .       (455)        --          (10,086)       (8,757)     (19,298)
  Cash balances assumed in Jones
    Lang Wootton merger, net of
    cash paid and transaction cost. . .      --            --            --            --           --
  Other acquisitions and investments,
    net of cash acquired and
    transaction costs . . . . . . . . .      --            --           (1,250)         (696)      (1,946)
  Subsidiary activity . . . . . . . . .    (17,976)        --           13,479         4,497        --
  Investments in real estate ventures .      --            --            4,335        (2,093)       2,242
                                        ----------    ----------    ----------    ----------   ----------
      Net cash provided by (used in)
        investing activities. . . . . .    (18,431)        --            6,478        (7,049)     (19,002)

Cash flows provided by financing
 activities:
  Net borrowings under credit facility.     13,269         --            3,186         6,254       22,709
  Common stock issued under stock
    option plan and stock purchase
    programs. . . . . . . . . . . . . .      3,509         --            --            --           3,509
                                        ----------    ----------    ----------    ----------   ----------
      Net cash provided by
        financing activities. . . . . .     16,778         --            3,186         6,254       26,218
                                        ----------    ----------    ----------    ----------   ----------
Net increase (decrease) in cash and
  cash equivalents. . . . . . . . . . .      3,401                      (3,392)      (10,150)     (10,141)
Cash and cash equivalents, January 1. .       (615)        --            1,027        22,896       23,308
                                        ----------    ----------    ----------    ----------   ----------
Cash and cash equivalents, June 30. . . $    2,786         --           (2,365)       12,746       13,167
                                        ==========    ==========    ==========    ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto for the three and six months ended June 30, 2001, included herein, and Jones Lang LaSalle's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 which have been filed with the Securities and Exchange Commission as part of Jones Lang LaSalle's Annual Report on
Form 10-K.


RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000

REVENUE

     Total revenue, after elimination of intersegment revenue, decreased $24.7 million, or 11.1%, to $198.6 million for the three months ended
June 30, 2001 from $223.3 million for the three months ended June 30, 2000.

For the six months ended June 30, 2001 revenues decreased $17.2 million, or 4.2%, to $395.7 million from $412.9 million for the six months ended
June 30, 2000. The decrease in revenue for the quarter and the first six months of 2001 is the result of Jones Lang LaSalle's strong second quarter performance in 2000, the impact of the relative strength during 2001 versus 2000 of the US dollar against the key currencies in which Jones Lang LaSalle operates and the continued slowing in the global economy. During the second quarter of 2000 Jones Lang LaSalle benefited from the confluence of a number of significant fees. These included two large capital markets fees totaling almost $12 million in the Europe region of Owner and Occupier Services, significant performance fees (totaling $4 million) and equity earnings (totaling $6.8 million) in the Investment Management segment, a substantial portion of which occurred earlier in that year than anticipated. The confluence of these fees significantly impacted last year's quarterly results such that the second quarter in 2000 was atypical of our normal seasonal pattern of earnings. Jones Lang LaSalle believes this year has returned to a more normal pattern. In addition, revenue for the three and six months ended June 30, 2001 was adversely impacted relative to the prior year periods by approximately $8 million and $17 million, respectively, due to the strong US dollar against the key currencies in which Jones Lang LaSalle operates, primarily the euro, pound sterling and Australian dollar.

OPERATING EXPENSES

     Total operating expenses, after elimination of intersegment expenses and excluding the effect of merger related non-recurring charges, decreased $11.1 million, or 5.4%, to $194.8 million for the three months ended
June 30, 2001 as compared with $205.9 million for the three months ended June 30, 2000. For the six months ended June 30, 2001 operating expenses decreased $4.8 million, or 1.2%, to $392.8 million from $397.6 million for the six months ended June 30, 2000. The decrease in operating expenses from the prior year is primarily the result of a reduction in incentive compensation of $18.4 million and $23.7 million in the second quarter and year-to-date, respectively, when compared to the same periods last year. This reduction in incentive compensation is due to the reduction in revenues and will likely reverse over the balance of the year, depending on performance. Partly offsetting this decrease in incentive compensation are increases in headcount and associated expenses in the regions of America and Europe to service new business. The strengthening US dollar against the key currencies in which Jones Lang LaSalle operates the euro, pound sterling and Australian dollar-reduced US dollar reported expenses by approximately $8 million and $17 million for the three and six months ended June 30, 2001, respectively, relative to the same periods last year.

OPERATING INCOME

     The decrease in operating income is primarily the result of factors discussed above, namely Jones Lang LaSalle's strong prior year results and the continued slowing global economy.

MERGER RELATED NON-RECURRING CHARGES

     There were no merger related non-recurring charges for the three or six months ended June 30, 2001. Merger related non-recurring charges for the three and six months ended June 30, 2000 totaled $18.9 million and $37.2 million, respectively, consisting of non-cash compensation expense associated with the issuance of shares to former employees of Jones Lang Wootton ("JLW"). The expenses related to the issuance of shares to former employees of JLW were fully expensed by December 31, 2000. Therefore, there is no such expense after December 31, 2000.

INTEREST EXPENSE

     Interest expense, net of interest income, decreased $0.7 million, to $6.0 million, for the three months ended June 30, 2001, and $2.5 million, to $10.8 million, for the six months ended June 30, 2001 from the prior year periods. The decrease in interest expense in 2001 as compared to the prior year periods is the result of lower average borrowings and lower overall interest rates on revolver borrowings in 2001, partially offset by the higher fixed interest rate on the euro 165 million notes outstanding and the increase in amortization of debt issuance costs.

PROVISION/BENEFIT FOR INCOME TAXES

     The benefit for income taxes was $0.8 million for the three months ended June 30, 2001 as compared to a provision of $4.3 million for the three months ended June 30, 2000. The benefit for income taxes was $3.0 million for the six months ended June 30, 2001 as compared to a provision of $0.1 million for the six months ended June 30, 2000. The effective tax rate for the three and six months ended June 30, 2001 was 38%, consistent with that achieved on an operational basis (excluding merger related non-recurring charges) in 2000. The move from a tax provision in 2000 to a tax benefit in 2001 is attributable to the reduction in 2001 of income before taxes, exclusive of merger related non-recurring compensation expense associated with the issuance of shares to former JLW employees. This merger related non-recurring compensation expense is largely nondeductible for tax purposes.

NET INCOME/LOSS

     Jones Lang LaSalle's reported net loss was $1.9 million for the three months ended June 30, 2001 as compared to net income, excluding the effect of merger related non-recurring charges, of $6.7 million for the same period last year. For the six months ended June 30, 2001, Jones Lang LaSalle reported a net loss of $5.5 million as compared to net income, excluding the effect of merger related non-recurring charges and the cumulative effect of change in accounting principle related to the adoption of SAB 101, of $1.2 million in the prior year.

     Including the effect of $18.9 million of merger related non-recurring charges, the net loss for the three months ended June 30, 2000 was $12.4 million. Including the effects of $37.2 million of merger related non-recurring charges and the one-time, non-cash, after-tax charge of $14.2 million representing the cumulative effect of change in accounting principle related to the adoption of SAB 101, the net loss for the six months ended June 30, 2000 was $49.6 million.

SEGMENT OPERATING RESULTS

     See Note 3 in Notes to Consolidated Financial Statements, included herein, for a discussion of Jones Lang LaSalle's segment reporting.

OWNER AND OCCUPIER SERVICES

     AMERICAS

     Revenue for the Americas region increased $7.1 million, or 10.5%, to $74.5 million for the three months ended June 30, 2001, as compared to $67.4 million for the three months ended June 30, 2000. For the six months ending June 30, 2001, revenue grew by 11.1%, to $134.6 million, from $121.2 million for the same period in 2000. This increase in revenues for the quarter and year-to-date June 2001 as compared to the prior year was the result of strong performance in the Project and Development Management unit, the Tenant Representation Services unit and the Capital Markets unit.

These revenue increases were partially offset by reduced revenues in the Leasing and Management unit.

     Operating expenses for the Americas region increased by $8.8 million, or 13.9%, to $72.3 million for the three months ended June 30, 2001 from $63.5 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, operating expenses increased $14.1 million, or 10.9%, to $143.2 million from $129.1 million in the prior year. The six months ended June 30, 2001 include a $3.9 million charge for unrecoverable receivables from technology related clients, of which $0.4 million was provided for in the second quarter. The first half of 2001 also includes a $2.0 million charge to provide against two separate e-commerce investments, $1.0 million of which was provided for in the second quarter. The second quarter also includes severance costs in the amount of $1.5 million. Excluding these charges, the remaining increase in operating expenses primarily reflects increased headcount and associated expenses to service new business.

     EUROPE

     Revenue for the Europe region totaled $78.2 million for the three months ended June 30, 2001, as compared to $91.4 million for the three months ended June 30, 2000, a decrease of 14.4%. Revenue of the Europe region for the six months ended June 30, 2001 was $165.2 million, as compared to $173.5 million for the six months ended June 30, 2000.
Included in the second quarter of 2000 are two large capital markets transactions that provided approximately $12 million in revenue. Revenues for the Europe region for the three and six months ended June 30, 2001 were adversely impacted by approximately $6 million and $13 million, respectively, due to a weakening of the euro and the pound sterling against the US dollar during 2001 as compared to the same periods in 2000. After removing the revenue impact of the capital markets transactions and the exchange rate fluctuations, revenues increased $4.8 million and $16.7 million in the three and six months ended June 30, 2001, respectively, when compared to the same periods last year. The increase in revenues in the second quarter of 2001 over the second quarter of 2000 is primarily attributable to Jones Lang LaSalle's 55% owned joint venture with Skandia Fastighet AB. The increase in revenues in the first half of 2001 as compared to 2000 is primarily due to the strong first quarter of 2001 and, to a lesser extent, the joint venture mentioned above.

     Operating expenses for the region were $73.1 million for the three months ended June 30, 2001, as compared to $86.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, operating expenses decreased $10.3 million to $152.4 million from $162.7 million. The weakening of the euro and the pound sterling against the US dollar in the three and six months ended June 30, 2001 has reduced US dollar reported expenses by approximately $6 million and $13 million, respectively, as compared to the same periods in 2000. After adjusting for the impact of exchange rate movements, the change in operating expenses is primarily attributable to a reduction in incentive compensation of approximately $10.0 million and $10.9 million for the three and six months ended June 30, 2001 as compared to the same periods last year. This decrease in incentive compensation is due to the reduction in revenues and will likely reverse over the balance of the year, depending on performance.

These decreases were partly offset by an increase in headcount and associated expenses to service new business.

     ASIA PACIFIC

     Revenue for the Asia Pacific region totaled $28.3 million and $56.0 million for the three and six months ended June 30, 2001, respectively. These figures compare to $33.7 million and $64.6 million for the three and six months ended June 30, 2000. The decrease in revenue in the Asia Pacific region reflects a lower volume of transaction activity, particularly in Hong Kong and Australia, driven by the economic weakness in the region. Offsetting the decrease in transaction revenues are the benefits that are being delivered in the management services business on the investments made during 2000. Revenues in the Asia Pacific region were also negatively impacted in the three and six months ended June 30, 2001, as compared to the same periods last year, by approximately $2 million and $4 million, respectively, due to the weakness of the Australian dollar against the US dollar.

     Operating expenses for Asia Pacific totaled $31.2 million for the three months ended June 30, 2001, as compared to $35.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, operating expenses were $61.6 million as compared to $65.5 million for the comparable period in 2000. The overall expense base for the Asia Pacific region has increased due to regional infrastructure costs, but this increase has been offset by: 1) lower incentive compensation of $3.5 million and $4.4 million in the three and six months ended June 30, 2001, respectively, as compared to the same periods last year because of reduced transaction activity resulting in lower revenues, and 2) the reduced US dollar reported expenses as a result of the weakening of the Australian dollar against the US dollar. The reduction in incentive compensation will likely reverse over the balance of the year, depending on performance. The impact of the weakening Australian dollar against the US dollar has caused US dollar reported expenses to be reduced by approximately $2 million for the quarter, and $4 million for the six months ended June 30, 2001, when compared to the same periods last year.


INVESTMENT MANAGEMENT

     Investment Management revenue decreased $12.6 million, or 40.9%, to $18.2 million for the three months ended June 30, 2001 from $30.8 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, Investment Management revenue decreased $13.5 million, or 25.0%, to $40.5 million from $54.0 million for the six months ended June 30, 2000. The reduced performance for this segment was anticipated in light of the very strong year in 2000. Contributing to the overall strong performance for the three and six months ended June 30, 2000, were gains and performance related fees (recorded as equity earnings) of approximately $6.8 million and $12.6 million, respectively, on sales of investments in which Jones Lang LaSalle co-invested equity with its clients. Additionally, two dispositions with total performance fees of $4 million closed in the three months ended June 30, 2000 that were originally expected to close later in that year. Revenues for the six months ended June 30, 2001 included $2.6 million of revenue, of which $1.0 million was recorded as Advisory Fees and $1.6 million was recorded as Equity Earnings, related to Jones Lang LaSalle's sale of its investment in LaSalle Hotel Properties.

     Operating expenses decreased $2.3 million, or 11.0%, to $18.6 million for the three months ended June 30, 2001, as compared with $20.9 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, operating expenses decreased $4.5 million, or 11.1%, to $36.2 million from $40.7 million for the six months ended June 30, 2000. The reduction in operating expenses was due: (1) to lower incentive compensation recorded as a result of reduced revenues, which will likely reverse over the balance of the year, depending on performance, and (2) a one-time cost reduction of $0.6 million in the six months ended June 30, 2001 due to the disposition of Jones Lang LaSalle's investment in LaSalle Hotel Properties.

PERFORMANCE OUTLOOK

     The Management Plan prepared by Jones Lang LaSalle for the year 2001 included an adjusted earnings per share target, before non-recurring charges, of $1.63, reflecting almost 25% growth over the $1.31 adjusted earnings per share achieved in 2000. In developing this plan, certain assumptions were made about the anticipated prevailing economic conditions and their impact on the global real estate markets. These assumptions included a soft landing for the US economy followed by a recovery during the second half of 2001, continued growth, albeit at a slower pace, in Europe and the beginning of a recovery in the economies of the Asia Pacific region. Economic conditions have proven to be more difficult than expected, particularly in the high technology and telecom sectors, with a persistent downturn in global economic conditions. In addition, due to a greater proportion of income forecasted for the remainder of the year in jurisdictions with high tax rates, Jones Lang LaSalle's effective tax rate may increase from the expected 38% to between 40% and 42%.

     Concern over the uncertain timing of recovery in the global economy has caused Jones Lang LaSalle to lower its full year target for 2001 earnings, before non-operational charges discussed below, to be at least equal to 2000 adjusted net earnings per share, before merger related non-recurring charges, of $1.31 per share. In line with its more normal, seasonal pattern of earnings, Jones Lang LaSalle expects to earn $0.35 to $0.45 cents per share in the third quarter, with $1.05 to $1.15 per share in the fourth quarter.

     There are certain one-time, non-operational issues that may impact the reported GAAP results in future quarters. As noted above, the revised earnings expectation of a minimum of $1.31 per share is before taking into account any charges that may be incurred with regard to these non-operational issues. These issues include the impact of the current difficult conditions in the capital markets on the future substainability of the e-commerce investments made by Jones Lang LaSalle. The Balance Sheet value of these investments at June 30, 2001 is $13.9 million, of which Jones Lang LaSalle's investment in SiteStuff.com, Inc. represents $9.0 million. In addition, and as more fully discussed in Note 5 of the Notes to the Financial Statements, there is an undetermined exposure relating to the liquidation of HIH Insurance Ltd., which is not expected to exceed $1.5 million. In the light of the current difficult economic conditions, Jones Lang LaSalle is carefully reviewing discretionary costs in all areas of its business with the objective of reducing its cost base over the balance of the year. Opportunities for further operational efficiencies are being evaluated. Any potential one-time costs associated with the implementation of these operational efficiencies are not included in the revised target of $1.31 per share.


CONSOLIDATED CASH FLOWS

     CASH FLOWS FROM OPERATING ACTIVITIES

     During the six months ended June 30, 2001, cash flows used in operating activities totaled $66.0 million compared to $17.4 million used during the six months ended June 30, 2000, an increase in cash used of $48.6 million. The cash flows used in operating activities can be further divided into cash generated from operations for the six months ended
June 30, 2001 of $30.7 million (compared to $27.1 million in the first six months of 2000) and cash used in balance sheet movements (primarily working capital changes) of $96.7 million (compared to $44.4 million in 2000). Excluding the non-cash charges in 2000 for the cumulative effect of change in accounting principle and merger related non-recurring stock compensation expense, the improvement of $3.6 million in cash generated from operations is primarily the result of higher non-cash charges against earnings in the first six months of 2001 as compared to 2000; these non-cash charges consist of depreciation and amortization, provision for losses on receivables and other assets, deferred compensation amortization and amortization of debt issuance costs. The improvement in cash generated from operations is also attributed to cash operating distributions from ventures in relation to non-cash equity earnings recorded. The increase in cash used in working capital primarily represents higher incentive compensation accrued at December of 2000 and paid in the first six months of 2001 as compared to amounts accrued in December of 1999 and paid in the first six months of 2000. The higher level of incentive compensation accrued at December 2000 is a result of the strong performance during 2000. In addition, lower incentive compensation accruals in the first six months of 2001 as compared to the first six months of 2000 have reduced accrued liabilities, contributing to the increase in cash used in working capital. Jones Lang LaSalle's continued focus on working capital management, particularly in the area of receivables, is reflected in the increase in cash provided by receivables of $19.9 million in the first six months of 2001 as compared to the first six months of 2000.

     CASH FLOWS USED IN INVESTING ACTIVITIES

     Jones Lang LaSalle used $4.0 million in investing activities during the six months ended June 30, 2001, compared to a use of $19.0 million during the six months ended June 30, 2000. This decrease in cash used in investing activities is primarily the result of Jones Lang LaSalle's sale of its investment in LaSalle Hotel Properties, which generated $18.5 million, of which $1.6 million was a distribution of previously recorded equity earnings and therefore is shown in the operating activities section of the Statement of Cash Flows.

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

     Cash flows provided by financing activities increased $35.1 million to $61.3 million during the first six months of 2001 from $26.2 million during the first six months of 2000. Borrowings increased to fund higher levels of incentive compensation paid in early 2001, which related to 2000, and to repurchase shares.


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

     As of June 30, 2001, Jones Lang LaSalle has a $250.0 million revolving credit facility for working capital needs, investments and acquisitions. Jones Lang LaSalle also has the Euro Notes of euro 165 million and, under the terms of the revolving credit facility, the authorization to borrow up to $50.0 million under local overdraft facilities. As of June 30, 2001, there was $155.6 million outstanding under the revolving credit facility, euro 165.0 million ($140.1 million) of borrowings under the Euro Notes and short-term borrowings (including capital lease obligations) of $9.0 million.

     Certain of Jones Lang LaSalle's subsidiaries guarantee the revolving credit facility and the Euro Notes (the "Facilities"). With respect to the revolving credit facility, Jones Lang LaSalle must maintain a certain level of consolidated net worth and a ratio of funded debt to EBITDA. Jones Lang LaSalle must also meet a minimum interest coverage ratio and minimum liquidity ratio. Additionally, Jones Lang LaSalle is restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of its assets. Lender approval is required for certain levels of co-investment. The revolving credit facility bears variable rates of interest based on market rates. Jones Lang LaSalle sometimes uses interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate. The effective interest rate on the Facilities was 8.1% for the six months ended June 30, 2001 (versus 8.2% during the same period of 2000), including the effect of interest rate swap agreements. There were no interest rate swap agreements outstanding at June 30, 2001.

     Jones Lang LaSalle has additional access to liquidity via various interest-bearing overdraft facilities and short-term credit facilities of subsidiaries. Of the $50.0 million authorized under the revolving credit facility for local overdraft borrowings, Jones Lang LaSalle has facilities totaling $33.6 million, of which $4.8 million was outstanding as of June 30, 2001.

     Management believes that the revolving credit facility, together with the Euro Notes, local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet working capital requirements.

     Jones Lang LaSalle expects to continue to pursue co-investment opportunities with investment management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management, which would likely be negatively impacted if a substantial decrease in co-investment activity were to occur.
However, the future commitment to co-investment is completely discretionary (other than with respect to the $16.1 million discussed below) and can be increased or decreased based on the availability of capital and other factors. As of June 30, 2001, there were total investments of $53.2 million in 24 separate property or fund co-investments, with additional capital commitments of $16.1 million for future fundings of co-investments.

     The net co-investment activity for 2001 is anticipated to be a net return of capital of approximately $6 million (planned co-investment funding less return of capital from liquidated co-investments).

     Capital expenditures are anticipated to be $47 million for 2001, primarily for ongoing improvements to computer hardware and information systems, office renewals and expansions.

     Jones Lang LaSalle had originally allocated up to $10.0 million for investments in e-commerce opportunities in 2001. This allocation is currently being re-evaluated given ongoing developments in the high technology and e-commerce markets. During the six months ended June 30, 2001, Jones Lang LaSalle provided charges against two e-commerce investments of $1.0 million each. The balance sheet at June 30, 2001 includes $13.9 million of e-commerce related investments. As of June 30, 2001, Jones Lang LaSalle did not believe that the remainder of its investments in e-commerce were not realizable.

     As explained in greater detail in Note 4 to the Notes to Consolidated Financial Statements herein, Jones Lang LaSalle's Board of Directors has authorized the repurchase of shares of Jones Lang LaSalle common stock in the amount of $10.0 million. Although it has no immediate plans to repurchase shares, the repurchase of shares is one area of capital spending that Jones Lang LaSalle considers.

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


OTHER MATTERS

     NEW ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statement No. 141, Business
Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). For a detailed discussion of these new statements please refer to Note 8 of the Notes to the Financial Statements.


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

     As of June 30, 2001, Jones Lang LaSalle had no interest rate swap agreements outstanding.

     Including the effect of interest rate swap agreements, the effective interest rate on Jones Lang LaSalle's debt for the six months ended
June 30, 2001 was 8.1% compared to 8.2% for the same period of 2000. The decrease in the effective interest rate is due to reduced revolver borrowings at declining market interest rates, offset by the higher fixed interest rate of 9.0% associated with the Euro Notes.

FOREIGN EXCHANGE

     Revenues outside of the United States were 58.8% and 60.9% of the total revenues of Jones Lang LaSalle for the three and six months ended June 30, 2001, respectively. Operating in international markets means that Jones Lang LaSalle is exposed to movements in these foreign exchange rates, primarily the British pound (21.0% and 22.0% of revenues for the three and six months ended June 30, 2001, respectively) and the euro (17.6% and 19.7% of revenues for the three and six months ended June 30, 2001, respectively). Changes in these foreign exchange rates would have the largest impact on translating the operating profit of Jones Lang LaSalle's international operations into U.S. dollars.

     The British pound expenses incurred as a result of both the worldwide operational headquarters and the Europe regional headquarters being located in London act as a partial operational hedge against Jones Lang LaSalle's translation exposure to the British pound.

     The interest on the euro 165 million of notes issued by Jones Lang LaSalle during 2000 acts as a partial hedge against the translation exposure on the euro denominated earnings. Jones Lang LaSalle enters into forward foreign currency exchange contracts to manage currency risks. At June 30, 2001, Jones Lang LaSalle had forward exchange contracts in effect with a notional value of $64.1 million and a market and carrying loss of $0.5 million.


DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of June 30, 2001, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.



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

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     At the annual meeting of stockholders held on May 14, 2001, the following business was conducted:

  A. Stockholders elected six directors as follows:

     (i) The following five Class I Directors were elected for terms expiring at the 2004 annual meeting of stockholders and until their successors are elected and qualify:

           Henri-Claude de Bettignies: 23,623,684 votes for and
                                       584,318 votes withheld.

           Darryl Hartley-Leonard:     23,623,684 votes for and
                                       584,318 votes withheld.

           Robert S. Orr:              22,290,089 votes for and
                                       1,917,913 votes  withheld.

           William E. Sullivan:        22,283,353 votes for and
                                       1,924,649 votes withheld.

           Earl E. Webb:               22,285,720 votes for and
                                       1,922,281 votes withheld.

     (ii) The following one Class II Director was elected for term expiring at the 2002 annual meeting of stockholders and until his successor is elected and qualified:

           Robin S. Broadhurst:        23,618,876 votes for and
                                       589,126 votes withheld.

  B. Stockholders approved an amendment to the Jones Lang LaSalle 1997 Stock Award and Incentive Plan to increase the number of shares available thereunder to 8,610,000 from 4,160,000 as follows:

           Votes for:             20,203,569
           Votes against:          2,456,976
           Votes abstained:           16,628

  C. Stockholders ratified the appointment of KPMG LLP as the Jones Lang LaSalle's independent auditors for the fiscal year ending December 31, 2001 as follows:

           Votes for:             23,956,405
           Votes against:            245,881
           Votes abstained:            5,715


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

     (b)  Reports on Form 8-K

      On April 9, 2001, Jones Lang LaSalle filed a Report on Form 8-K (to which its Annual Report to shareholders was attached as an exhibit) announcing that it had sent to stockholders material for its Annual Meeting to be held May 14, 2001.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              JONES LANG LASALLE INCORPORATED




Dated:  August 14, 2001       BY:  /S/ PETER C. ROBERTS
                                   ------------------------------
                                   Peter C. Roberts
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Authorized Officer and
                                   Principal Financial Officer)

EXHIBIT INDEX



Exhibit
Number           Description
-------          -----------

10.1 Fifth Amendment to the Jones Lang LaSalle Incorporated 1997 Stock Award and Incentive Plan, attached hereto as
                 Exhibit 10.1.


99               Press release issued by Jones Lang LaSalle on
                 July 31, 2001 attached hereto as Exhibit 99.