Form 10-Q
period 2001-09-30
JONES LANG LASALLE INC
filed 2001-11-14
CIK 1037976

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
               Class                            November 12, 2001
               -----                            -----------------

     Common Stock ($0.01 par value)                 30,089,651

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    33

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk. . . . . . . . . . . . . . . . .    42


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    43

Item 5.    Other Matters. . . . . . . . . . . . . . . . . . .    43

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    43

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                    JONES LANG LASALLE INCORPORATED
                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                   (in thousands, except share data)
                              (UNAUDITED)

                                        SEPTEMBER 30,   DECEMBER 31,
                                            2001           2000
                                        ------------    -----------
ASSETS
------
Current assets:
  Cash and cash equivalents . . . . . . . $   10,871         18,843
  Trade receivables, net of allowances
    of $7,934 and $9,261 in 2001 and
    2000, respectively. . . . . . . . . .    195,959        244,201
  Notes receivable and advances to
    real estate ventures. . . . . . . . .      3,213          4,286
  Other receivables . . . . . . . . . . .      8,624          6,655
  Prepaid expenses. . . . . . . . . . . .     11,821         10,811
  Deferred tax assets . . . . . . . . . .     24,445         23,959
  Other assets. . . . . . . . . . . . . .     22,564         12,306
                                          ----------      ---------
          Total current assets. . . . . .    277,497        321,061

Property and equipment, at cost, less
  accumulated depreciation of $98,254
  and $76,427 in 2001 and 2000,
  respectively. . . . . . . . . . . . . .     93,096         90,306
Intangibles resulting from business
  acquisitions and JLW merger, net of
  accumulated amortization of $54,576
  and $43,028 in 2001 and 2000,
  respectively. . . . . . . . . . . . . .    333,468        350,129
Investments in real estate ventures . . .     49,058         74,565
Other investments . . . . . . . . . . . .      --            12,884
Long-term receivables, net. . . . . . . .     21,296         23,136
Prepaid pension asset . . . . . . . . . .     15,338         18,730
Deferred tax assets . . . . . . . . . . .      9,327         12,317
Debt issuance costs . . . . . . . . . . .      5,827          4,848
Other assets, net . . . . . . . . . . . .      5,575          6,069
                                           ---------     ----------
                                           $ 810,482        914,045
                                           =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities $  95,616        111,738
  Accrued compensation. . . . . . . . . .     78,297        170,323
  Short-term borrowings . . . . . . . . .     10,193          8,836
  Deferred tax liabilities. . . . . . . .        198            226
  Other liabilities . . . . . . . . . . .     21,154         16,583
                                           ---------     ----------
          Total current liabilities . . .    205,458        307,706

Long-term liabilities:
  Credit facilities . . . . . . . . . . .    114,709         85,565
  Notes . . . . . . . . . . . . . . . . .    150,234        155,546
  Deferred tax liabilities. . . . . . . .      5,890          9,547
  Other . . . . . . . . . . . . . . . . .     19,948         22,776
                                           ---------     ----------
          Total liabilities . . . . . . .    496,239        581,140

Commitments and contingencies

                    JONES LANG LASALLE INCORPORATED
                CONSOLIDATED BALANCE SHEETS - CONTINUED

               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                   (in thousands, except share data)
                              (UNAUDITED)


                                       SEPTEMBER 30,    DECEMBER 31,
                                           2001            2000
                                       -------------    -----------

Minority interest in consolidated
  subsidiaries. . . . . . . . . . . . . .        768            567

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    30,093,055 and 30,700,150 shares
    issued and outstanding as of
    September 30, 2001 and December 31,
    2000, respectively. . . . . . . . . .        301            307
  Additional paid-in capital. . . . . . .    458,058        461,272
  Deferred stock compensation . . . . . .     (3,083)        (4,322)
  Retained deficit. . . . . . . . . . . .   (119,652)      (107,110)
  Stock held in trust . . . . . . . . . .     (1,658)          (397)
  Accumulated other comprehensive loss. .    (20,491)       (17,412)
                                           ---------     ----------
          Total stockholders' equity. . .    313,475        332,338
                                           ---------     ----------
                                           $ 810,482        914,045
                                           =========     ==========




































     See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED
                        CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                      (in thousands, except share data)
                                                 (UNAUDITED)
                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                               --------------------------     --------------------------
                                                   2001           2000           2001            2000
                                                ----------     ----------     ----------      ----------
Revenue:
  Fee based services. . . . . . . . . . . .     $  212,516        220,945        602,466         617,848
  Equity in earnings from
    unconsolidated ventures . . . . . . . .          2,820          1,116          6,677          15,803
  Other income. . . . . . . . . . . . . . .          1,262          2,029          3,145           3,344
                                                ----------     ----------     ----------      ----------
        Total revenue . . . . . . . . . . .        216,598        224,090        612,288         636,995

Operating expenses:
  Compensation and benefits, excluding
    non-operational non-recurring and
    restructuring charges . . . . . . . . .        130,923        134,349        393,311         407,122
  Operating, administrative and other,
    excluding non-operational non-recurring
    and restructuring charges . . . . . . .         47,750         51,378        151,116         154,742
  Depreciation and amortization . . . . . .         12,044         10,298         35,466          31,789
  Non-operational non-recurring and
   restructuring charges:
    Compensation and benefits . . . . . . .          2,857         18,191          4,164          55,382
    Operating, administrative and other . .         21,633          --            23,976           --
                                                ----------     ----------     ----------      ----------
        Total operating expenses. . . . . .        215,207        214,216        608,033         649,035

        Operating income (loss) . . . . . .          1,391          9,874          4,255         (12,040)

Interest expense, net of interest income. .          4,957          8,226         15,784          21,565
                                                ----------     ----------     ----------      ----------
        Income (loss) before provision for
          income taxes and minority interest        (3,566)         1,648        (11,529)        (33,605)

Net provision for income taxes. . . . . . .          2,933          7,232            800           7,305

Minority interest in earnings (losses)
  of subsidiaries . . . . . . . . . . . . .           (318)            72            213              60
                                                ----------     ----------     ----------      ----------
        Net loss before cumulative effect
          of change in accounting principle         (6,181)        (5,656)       (12,542)        (40,970)




                                       JONES LANG LASALLE INCORPORATED
                  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                      (in thousands, except share data)
                                                 (UNAUDITED)

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                               --------------------------     --------------------------
                                                   2001           2000           2001            2000
                                                ----------     ----------     ----------      ----------
Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . .          --             --             --            (14,249)
                                                ----------     ----------     ----------      ----------
Net loss. . . . . . . . . . . . . . . . . .     $   (6,181)        (5,656)       (12,542)        (55,219)
                                                ==========     ==========     ==========      ==========

Other comprehensive loss, net of tax:
  Foreign currency translation
    adjustments . . . . . . . . . . . . . .     $     (398)        (4,137)        (3,079)        (15,290)
                                                ----------     ----------     ----------      ----------
Comprehensive loss. . . . . . . . . . . . .     $   (6,579)        (9,793)       (15,621)        (70,509)
                                                ==========     ==========     ==========      ==========

Basic loss per common share before cumulative
  effect of change in accounting principle.     $    (0.21)         (0.22)         (0.42)          (1.66)

Cumulative effect of change in
  accounting principle. . . . . . . . . . .          --             --             --              (0.58)
                                                ----------     ----------     ----------      ----------
Basic loss per common share . . . . . . . .     $    (0.21)         (0.22)         (0.42)          (2.24)
                                                ==========     ==========     ==========      ==========
Basic weighted average
  shares outstanding. . . . . . . . . . . .     30,077,867     25,168,964     29,991,041      24,701,106
                                                ==========     ==========     ==========      ==========

Diluted loss per common share before cumulative
  effect of change in accounting principle.     $    (0.21)         (0.22)         (0.42)          (1.66)

Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . .          --             --             --              (0.58)
                                                ----------     ----------     ----------      ----------
Diluted loss per common share . . . . . . .     $    (0.21)         (0.22)         (0.42)          (2.24)
                                                ==========     ==========     ==========      ==========
Diluted weighted average
  shares outstanding. . . . . . . . . . . .     30,077,867     25,168,964     29,991,041      24,701,106
                                                ==========     ==========     ==========      ==========

                        See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    NINE MONTHS ENDED SEPTEMBER 30, 2001
                                      (in thousands, except share data)
                                                 (UNAUDITED)
                                                                                        Accumu-
                                                                                         lated
                                                                                         Other
                                           Additi-    Deferred                          Compre-
                       Common Stock        tional       Stock    Retained     Shares    hensive
                    -------------------    Paid-In     Compen-   Earnings     Held in   Income
                    Shares       Amount    Capital     sation    (Deficit)    Trust     (Loss)      Total
                  ----------     ------    --------   --------   ---------   --------   -------    -------
Balances at
 December 31,
 2000 . . . . . . 30,700,150      $307     461,272     (4,322)   (107,110)      (397)  (17,412)   332,338

Net loss. . . . .      --          --        --         --        (12,542)     --        --       (12,542)
Shares issued in
 connection with:
  Stock option
   plan . . . . .      1,667       --           20      --          --         --        --            20
  Other stock
   option plan
   adjustments. .   (461,249)       (5)          5      --          --         --        --         --
  Amortization of
   shares issued
   in connection
   with stock
   option plan. .      --          --        --         1,155       --         --        --         1,155
  Reduction in
    deferred stock
    compensation
    rights out-
    standing. . .      --          --          (84)        84       --         --        --         --
  Stock purchase
   programs . . .    394,174         4       4,702      --          --         --        --         4,706
  Shares repur-
   chased for pay-
   ment of taxes
   on shares issued
   pursuant to
   stock purchase
   programs . . .    (67,725)       (1)       (919)     --          --         --        --          (920)
Shares held in
 trust. . . . . .      --          --        --         --          --        (1,460)    --        (1,460)




                                       JONES LANG LASALLE INCORPORATED
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED



                                                                                        Accumu-
                                                                                         lated
                                                                                         Other
                                           Additi-    Deferred                          Compre-
                       Common Stock        tional       Stock    Retained     Shares    hensive
                    -------------------    Paid-In     Compen-   Earnings     Held in   Income
                    Shares       Amount    Capital     sation    (Deficit)    Trust     (Loss)      Total
                  ----------     ------    --------   --------   ---------   --------   -------    -------

Distribution of
 shares held in
 trust. . . . . .      --          --        --         --          --           199     --           199
Shares repurchased
 under share
 repurchase
 program. . . . .   (473,962)       (4)     (6,938)     --          --         --        --        (6,942)
Cumulative effect
 of foreign
 currency
 translation
 adjustments. . .      --          --        --         --          --         --       (3,079)    (3,079)
                  ----------      ----     -------   --------    --------   --------  --------    -------
Balances at
  September 30,
  2001. . . . . . 30,093,055      $301     458,058     (3,083)   (119,652)    (1,658)  (20,491)   313,475
                  ==========      ====     =======   ========    ========   ========  ========    =======

















                        See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                (in thousands, unless otherwise noted)
                              (UNAUDITED)



                                                2001        2000
                                             ----------  ----------
Cash flows provided by (used in)
 operating activities:
  Cash flows from earnings:
    Net loss. . . . . . . . . . . . . . . .  $  (12,542)    (55,219)
    Reconciliation of net loss to net cash
     provided by earnings:
      Cumulative effect of change in
        accounting principle. . . . . . . .       --         14,249
      Depreciation and amortization . . . .      35,466      31,789
      Equity in earnings from unconsolidated
        ventures. . . . . . . . . . . . . .      (6,677)    (15,803)
      Operating distributions from real
        estate ventures . . . . . . . . . .       7,762      14,844
      Provision for loss on receivables and
        other assets. . . . . . . . . . . .      27,429       5,336
      Stock compensation expense. . . . . .       --         55,382
      Amortization of deferred compensation       4,874       2,449
      Amortization of debt issuance costs .         902       --
                                             ----------  ----------
        Net cash provided by earnings . . .      57,214      53,027

    Cash flows from changes in
     working capital:
      Receivables . . . . . . . . . . . . .      43,781      56,599
      Prepaid expenses and other assets . .     (11,256)     (3,134)
      Deferred tax assets and income
        tax refund receivable . . . . . . .      (1,181)     11,845
      Accounts payable, accrued liabilities
        and accrued compensation. . . . . .    (102,261)    (68,014)
                                             ----------  ----------
        Net cash flows from changes in
          working capital . . . . . . . . .     (70,917)     (2,704)
                                             ----------  ----------
        Net cash provided by (used in)
          operating activities. . . . . . .     (13,703)     50,323

  Cash flows used in investing activities:
    Net capital additions - property and
      equipment . . . . . . . . . . . . . .     (28,314)    (30,806)
    Other acquisitions and investments,
      net of cash balances assumed. . . . .      (3,702)    (13,048)
    Investments in real estate ventures:
      Capital contributions and advances to
        real estate ventures. . . . . . . .      (3,440)     (9,159)
      Distributions, repayments of advances
        and sale of investments . . . . . .      22,712       6,458
                                             ----------  ----------
          Net cash used in investing
            activities. . . . . . . . . . .     (12,744)    (46,555)

                    JONES LANG LASALLE INCORPORATED
           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                (in thousands, unless otherwise noted)
                              (UNAUDITED)



                                                2001        2000
                                             ----------  ----------

Cash flows provided by (used in)
 financing activities:
  Proceeds from borrowings under credit
    facilities. . . . . . . . . . . . . . .     289,218     229,998
  Repayments of borrowings under credit
    facilities. . . . . . . . . . . . . . .    (260,824)   (392,598)
  Shares repurchased for payment of
    taxes on stock distributions. . . . . .      (4,144)      --
  Shares repurchased under share
    repurchase program. . . . . . . . . . .      (6,942)      --
  Net proceeds from issuance of the Euro
    Notes . . . . . . . . . . . . . . . . .       --        149,454
  Common stock issued under stock option
    plan and stock purchase programs. . . .       1,167       3,537
                                             ----------  ----------
        Net cash provided by (used in)
          financing activities. . . . . . .      18,475      (9,609)
                                             ----------  ----------
        Net decrease in cash and
          cash equivalents. . . . . . . . .      (7,972)     (5,841)

Cash and cash equivalents,
  beginning of period . . . . . . . . . . .      18,843      23,308
                                             ----------  ----------
Cash and cash equivalents, end of period. .  $   10,871      17,467
                                             ==========  ==========

Supplemental disclosure of cash flow
 information:

  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . .  $   13,104      17,405
    Taxes, net of refunds . . . . . . . . .      19,914      (3,407)

  Non-cash investing and financing
   activities:
    Acquisitions, merger and investments:
      Fair value of assets acquired . . . .  $     (802)    (14,474)
      Fair value of liabilities assumed . .         667      20,413
      Goodwill. . . . . . . . . . . . . . .        (149)     (6,577)
                                             ----------    --------
          Cash paid, net of cash
            balances assumed. . . . . . . .  $     (284)       (638)
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


(1)  ACCOUNTING POLICIES

     INTERIM INFORMATION

     The consolidated financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be obtained for the full fiscal year.

     Certain prior year amounts have been reclassified to conform with the current presentation.

     EARNINGS PER SHARE

     The basic and diluted losses per common share were calculated based on basic weighted average shares outstanding of 30.1 million and 30.0 million for the three and nine month periods ended September 30, 2001, respectively. For the three and nine month periods ended September 30, 2000, basic and diluted losses per common share were calculated based on basic weighted average shares outstanding of 25.2 million and 24.7 million, respectively. As a result of the net losses incurred for these periods, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive. For the three and nine months ending September 30, 2000, these common stock equivalents consist principally of consideration shares issued in connection with the JLW merger that were subject to vesting provisions or were contingently returnable. For the three and nine months ended September 30, 2001 and 2000 common stock equivalents also include outstanding stock options whose exercise price was less than the average market price of Jones Lang LaSalle's stock for the period and shares to be issued under employee stock compensation programs.

     STATEMENT OF CASH FLOWS

     The effects of foreign currency translation on cash balances are reflected in cash flows from operating activities on the Consolidated Statements of Cash Flows.

     INCOME TAX PROVISION

     Jones Lang LaSalle provides for the effects of income taxes on interim financial statements based on its estimate of the effective tax rate for the full year. Through June 30, 2001, Jones Lang LaSalle had estimated the effective tax rate at 38% for recurring operations. The use of an effective tax rate of 38% was based on plans existing at the time and the effective tax rate historically achieved. As a result of a shift in income mix (such that a greater proportion of income forecasted for the remainder of 2001 is in jurisdictions with high tax rates), Jones Lang LaSalle has revised its estimated year-to-date tax rate on recurring operations from 38% to 42% during the third quarter of 2001. The non-operational non-recurring and restructuring charges incurred in 2001 have been separately tax-effected based on the projected tax deductibility of these items.


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

     In relation to the transaction, 4.6 million of the shares issued were subject to forfeiture or vesting provisions and therefore, pursuant to APB Opinion No. 25, were accounted for as deferred compensation with compensation expense recognized over the forfeiture or vesting period. In addition, 1.3 million shares were deemed to be contingently returnable and therefore, were accounted for as a variable stock award plan. Under a variable stock award plan, the amount of compensation expense and value of merger related non-recurring deferred compensation was adjusted at the end of each quarter based on the change in stock price from the previous quarter until the final number of shares was known. As of December 31, 2000, all compensation expense related to the issuance of shares to former employees of JLW has been recognized. Therefore there is no such expense after December 31, 2000.

     Compensation expense incurred for the three and nine months ended September 30, 2000 related to the amortization of merger related non-recurring deferred compensation totaled $18.2 million and $55.4 million, respectively, net of the quarterly adjustment for the change in stock price.


(3)  BUSINESS SEGMENTS

     Jones Lang LaSalle manages its business along a combination of functional and geographic lines. The comparative segment operating results for the three and nine months ended September 30, 2000 have been restated to reflect the impact of the adoption of SAB 101 (see Note 6) as of January 1, 2000 and the consolidation of the Hotel Services segment from a separate segment into its respective Owner and Occupier Services segments. Operations are now classified into four business segments: the three geographic regions of Owner and Occupier Services, (i) Americas, (ii) Europe and (iii) Asia Pacific; and (iv) the global business of Investment Management. The Owner and

     Occupier Services business is operated on a geographic basis and consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively, "implementation services") and property management, corporate property services, development services and project management services (collectively, "management services"). The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals.

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

     During the third quarter of 2001, Jones Lang LaSalle changed its measure of segment operating results to exclude non-operational non-recurring and restructuring charges. Amounts reported for the first six months of 2001 have been reclassified to conform to the current period measure. Prior year results were not materially impacted by this change. The non-operational non-recurring charges related to the write down of investments in e-commerce, the insolvency of two insurance providers and the exiting of two non-strategic businesses in the Americas. The restructuring charges include severance and professional fees associated with the realignment of the Asia Pacific business and the exiting of two non-strategic businesses in the Americas. See Note 5 in Notes to Consolidated Financial Statements for a detailed discussion of these non-operational non-recurring and restructuring charges. Jones Lang LaSalle has determined that it is not meaningful to investors to allocate these non-operational non-recurring and restructuring charges to its segments. In addition, the chief operating decision maker of Jones Lang LaSalle measures the segment results without these charges allocated.

     Summarized unaudited financial information by business segment for the three and nine month periods ended September 30, 2001 and 2000 is as follows ($ in thousands):

                                                           SEGMENT OPERATING RESULTS
                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                         ----------------------------     ----------------------------
                                             2001             2000             2001            2000
                                          ----------       ----------       ----------      ----------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services . . . .       $   34,677           42,963           96,605         103,546
    Management services . . . . . .           39,959           37,001          110,889          96,958
    Equity earnings (losses). . . .             (249)            (444)              86            (510)
    Other services. . . . . . . . .              315              224            1,038             599
    Intersegment revenue. . . . . .              189              412              899             790
                                          ----------       ----------       ----------      ----------
                                              74,891           80,156          209,517         201,383
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           60,385           67,020          188,631         185,292
    Depreciation and amortization .            6,104            4,991           18,094          15,858
                                          ----------       ----------       ----------      ----------

          Segment operating income.       $    8,402            8,145            2,792             233
                                          ==========       ==========       ==========      ==========


 EUROPE
  Revenue:
    Implementation services . . . .       $   53,782           61,768          173,334         193,359
    Management services . . . . . .           21,567           18,770           66,826          60,137
    Other services. . . . . . . . .              579              731            1,015           1,280
                                          ----------       ----------       ----------      ----------
                                              75,928           81,269          241,175         254,776
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           68,771           65,853          214,765         222,928
    Depreciation and amortization .            3,153            2,882            9,338           8,502
                                          ----------       ----------       ----------      ----------

          Segment operating income.       $    4,004           12,534           17,072          23,346
                                          ==========       ==========       ==========      ==========





                                                           SEGMENT OPERATING RESULTS
                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                         ----------------------------     ----------------------------
                                             2001             2000             2001            2000
                                          ----------       ----------       ----------      ----------
 ASIA PACIFIC
  Revenue:
    Implementation services . . . .       $   21,356           19,525           53,317          63,234
    Management services . . . . . .           10,867           12,011           34,217          32,505
    Other services. . . . . . . . .              316            1,040            1,013           1,400
                                          ----------       ----------       ----------      ----------
                                              32,539           32,576           88,547          97,139
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           30,141           32,918           88,108          95,347
    Depreciation and amortization .            1,824            1,539            5,099           4,577
                                          ----------       ----------       ----------      ----------

          Segment operating income
            (loss). . . . . . . . .       $      574           (1,881)          (4,660)         (2,785)
                                          ==========       ==========       ==========      ==========

 INVESTMENT MANAGEMENT -
  Revenue:
    Implementation services . . . .       $      316            1,317            2,155           5,315
    Advisory fees . . . . . . . . .           29,993           27,598           65,072          62,802
    Equity earnings . . . . . . . .            3,069            1,560            6,591          16,313
    Other services. . . . . . . . .               51               26              130              57
                                          ----------       ----------       ----------      ----------
                                              33,429           30,501           73,948          84,487
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           19,565           20,348           53,822          59,087
    Depreciation and amortization .              963              886            2,935           2,852
                                          ----------       ----------       ----------      ----------

          Segment operating income.       $   12,901            9,267           17,191          22,548
                                          ==========       ==========       ==========      ==========


Total segment revenue . . . . . . .       $  216,787          224,502          613,187         637,785
Intersegment revenue eliminations .             (189)            (412)            (899)           (790)
                                          ----------       ----------       ----------      ----------

          Total revenue . . . . . .       $  216,598          224,090          612,288         636,995
                                          ==========       ==========       ==========      ==========





                                                           SEGMENT OPERATING RESULTS
                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                         ----------------------------     ----------------------------
                                             2001             2000             2001            2000
                                          ----------       ----------       ----------      ----------

Total segment operating expenses. .       $  190,906          196,437          580,792         594,443
Intersegment operating expense
  eliminations. . . . . . . . . . .             (189)            (412)            (899)           (790)
                                          ----------       ----------       ----------      ----------

          Total operating expenses
            before non-operational
            non-recurring and
            restructuring charges .       $  190,717          196,025          579,893         593,653
                                          ==========       ==========       ==========      ==========

          Operating income before
            non-operational non-
            recurring and restruc-
            turing charges. . . . .       $   25,881           28,065           32,395          43,342
                                          ==========       ==========       ==========      ==========

          Non-operational non-
            recurring and restructur-
            ing charges . . . . . .       $   24,490           18,191           28,140          55,382
                                          ==========       ==========       ==========      ==========

          Operating income (loss) .       $    1,391            9,874            4,255         (12,040)
                                          ==========       ==========       ==========      ==========



(4)  SHARE REPURCHASE

     On February 6, 2001, Jones Lang LaSalle announced that its Board of Directors approved a share repurchase program authorizing purchases of up to $10.0 million. On March 8, 2001, Jones Lang LaSalle repurchased and cancelled 473,962 shares of its own common stock at a price of $14.65 per share, totaling $6.9 million. The Board of Directors of Jones Lang LaSalle has increased the total amount authorized for share repurchase back to $10.0 million. As of September 30, 2001, no further purchases have taken place under this program and, therefore, Jones Lang LaSalle has $10.0 million currently authorized for share repurchases.


(5)  NON-OPERATIONAL NON-RECURRING AND RESTRUCTURING CHARGES

     For the three and nine months ended September 30, 2001, Jones Lang LaSalle incurred non-operational non-recurring and restructuring charges. The non-operational non-recurring charges relate to the write-off of investments in e-commerce, the insolvency of two insurance providers and the exiting of two non-strategic businesses in the Americas. The restructuring charges include severance and professional fees associated with the realignment of the Asia Pacific business and also the exiting of the two non-strategic businesses in the Americas.

     INVESTMENTS IN E-COMMERCE

     Due to the lack of capital resulting from the tremendous uncertainty around the e-commerce sector, Jones Lang LaSalle has determined that its investments in e-commerce are impaired. Jones Lang LaSalle has written-off all of its investments in e-commerce and has taken charges of $14.8 million and $17.0 million (including contractual commitments) during the three and nine months ended September 30, 2001, respectively. Jones Lang LaSalle has accrued $0.4 million in the three and nine months ended September 30, 2001, related to commitments with regard to existing e-commerce investments that it is contractually obligated to fund.

     INSOLVENT INSURANCE PROVIDERS

     The charges relating to insurance providers are the result of two of Jones Lang LaSalle's insurance providers, HIH Insurance Ltd. ("HIH") and Independent Insurance ("Independent"), becoming insolvent.

     HIH provided public liability coverage to the Australian operations of JLW for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring at properties for which Jones Lang LaSalle had property management responsibilities. Approximately 30 claims relating to this period have been identified that are in varying stages of litigation. Jones Lang LaSalle has taken a reserve of $1.5 million for the three and nine months ended September 30, 2001 to provide for the exposure relating to HIH. Due to the nature of these claims, it is possible that future claims may be made. There is one large complex claim, with multiple defendants and plaintiffs, which Jones Lang LaSalle believes is covered by another class of insurance. Due to the likely existence of coverage, Jones Lang LaSalle does not believe it will incur additional costs related to this one large claim, and therefore, no reserve has been established for this claim.

     Independent has provided professional liability coverage for a number of years to Jones Lang LaSalle's Europe and Asia Pacific OOS segments and the Europe region of its Investment Management segment. Jones Lang LaSalle has taken a total charge of $0.5 million in the three and nine months ended September 30, 2001 to provide against insurance receivables and expense prepaid insurance premiums related to Independent.

     EXIT OF NON-STRATEGIC BUSINESSES

     In the third quarter, Jones Lang LaSalle finalized its decision to exit two non-strategic businesses; residential land investment in the Americas region of the Investment Management segment and development services in the Americas OOS segment. In the case of residential land investment, Jones Lang LaSalle has begun a process of significantly reducing its ongoing involvement in the day to day management of its associated co-investments and is actively seeking and reviewing opportunities to exit these co-investments. During the third quarter, Jones Lang LaSalle determined that it would no longer fund these investments beyond contractual commitments. The charges associated with the exiting of the residential land investment businesses consists of a non-operational non-recurring provision of $3.5 million during the three and nine months ended September 30, 2001 against the carrying value of certain residential land co-investments where Jones Lang LaSalle has determined that it intends to no longer fund beyond contractual commitments. The balance sheet value of these residential land co-investments at September 30, 2001 was $3.9 million. In addition, Jones Lang LaSalle had provided guarantees of $3.7 million, offset by a cross guarantee from another co-investor of $2.0 million.

     The charges associated with the transfer of the development services business to Orix Real Estate Equities consist of a restructuring provision for severance of $1.4 million for the three and nine months ended September 30, 2001.

     RESTRUCTURING OF ASIA PACIFIC BUSINESS

     The Asia Pacific business is undergoing a realignment from a traditional geographic structure to one that is managed according to business lines. This realignment has resulted in restructuring charges during the three and nine months ended September 30, 2001, in the amounts $1.6 million and $1.9 million, respectively, consisting of severance and professional fees.

     OTHER NON-OPERATIONAL COSTS

     Jones Lang LaSalle is in the process of implementing a broad based restructuring of its business that is expected to reduce worldwide headcount by up to 9%. The majority of these actions will take place in the fourth quarter of 2001. However, certain actions were taken in advance of the broad based action, and severance related costs associated with restructuring in the Americas of $0.5 million and $1.5 million were incurred during the three and nine months ended September 30, 2001, respectively. In addition severance related costs of $0.1 million were incurred in Europe during the nine months ended September 30, 2001.

     The following table separates the non-recurring non-operational and restructuring charges by segment:

                            Three Months Ended    Nine Months Ended
                            September 30, 2001   September 30, 2001
                           -------------------- --------------------
                              Non-     Restruc-    Non-     Restruc-
                            Recurring   turing   Recurring   turing
                            ---------  --------  ---------  --------
     Owner &
      Occupier Services
         Americas . . . .       14.6       1.8       16.5       2.9
         Europe . . . . .        0.7       --         0.9       0.1
         Asia Pacific . .        2.2       1.6        2.2       1.9

     Investment
       Management . . . .        3.6       --         3.6       --
                                ----      ----       ----      ----
         Total. . . . . .       21.1       3.4       23.2       4.9
                                ====      ====       ====      ====

(6)  IMPLEMENTATION OF SAB 101

     Effective January 1, 2000, as a result of the implementation of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), Jones Lang LaSalle recorded a one-time, non-cash, after-tax cumulative effect of change in accounting principle of $14.2 million, net of taxes of $8.7 million. This adjustment represents revenues of $22.9 million that had been recognized prior to January 1, 2000 that would not have been recognized if the new accounting policy had been in effect in the years prior to 2000. These revenues have been recognized as the underlying contingencies were satisfied. Jones Lang LaSalle recognized $1.2 million and $4.9 million of these revenues in the three and nine months ended September 30, 2001, respectively, and $16.2 million of these revenues in the twelve months ended December 31, 2000. The balance of $1.8 million is expected to be recognized over the remainder of 2001 and 2002.

     The statement of earnings and comprehensive income for the three and nine months ended September 30, 2000 have been restated to include the impact of implementing SAB 101 as of January 1, 2000. Excluding the one-time, $14.2 million cumulative effect of change in accounting principle mentioned above, the net impact of this restatement on the three and nine months ended September 30, 2000 was an increase in net loss of $0.3 million and a decrease in net loss of $0.8 million, respectively. The increase in net loss for the three months ended September 30, 2000 of $0.3 million consisted of a net deferral of 2000 revenue of $(3.1) million, recognition of revenues of $2.6 million which were deferred as part of the one-time cumulative effect of change in accounting principle and a net tax effect of $0.2 million. The decrease in net loss for the nine months ended September 30, 2000 of $0.8 million consisted of a net deferral of 2000 revenue of $(11.9) million, recognition of revenues of $13.2 million which were deferred as part of the one-time cumulative effect of change in accounting principle and a net tax effect of $(0.5) million.

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

     In the normal course of business, Jones Lang LaSalle uses derivative financial instruments to manage foreign currency risk. At September 30, 2001, Jones Lang LaSalle had forward exchange contracts in effect with a notional value of $67.8 million and a market and carrying gain of $35,000. Jones Lang LaSalle has used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. Jones Lang LaSalle did not enter into any interest rate swap agreements during the third quarter of 2001, and there were no such agreements outstanding as of September 30, 2001.

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

     Jones Lang LaSalle uses foreign currency forward contracts as a means of hedging exposure to foreign currency transactions. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on earnings of Jones Lang LaSalle during the nine months ended September 30, 2001 of the unrealized loss on foreign currency contracts, offset by the gain resulting from re-measurement of foreign currency transactions, was not significant.

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

     Based on goodwill balances as of June 30, 2001 and projected amortization based on current foreign currency exchange rates at June 30, 2001, Jones Lang LaSalle will have approximately $328 million of unamortized intangibles as of January 1, 2002, which will be subject to the transition provisions of SFAS 141 and SFAS 142.

     Approximately $306 million of the projected January 1, 2002 intangibles balance will represent goodwill with an indefinite useful life and will cease to be amortized January 1, 2002. The annual amortization savings in 2002 will be approximately $10 million. Approximately ($1) million of the projected January 1, 2002 intangibles balance will constitute negative goodwill and will be credited to the income statement as the cumulative effect of change in accounting principle. The remaining $23 million of intangibles will be reviewed over the balance of 2001 to determine if any portion should be considered to have indefinite useful lives. Intangibles that do not have indefinite useful lives will be amortized over their remaining definite useful life. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact, if any, of adopting these Statements on Jones Lang LaSalle's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. Although Jones Lang LaSalle is currently in the process of evaluating the effects of adoption and thus no assurance of the impact can be given, it currently does not believe that adoption will result in any significant impairment charge against goodwill. Other than the prospective non-amortization of goodwill, which will result in a non-cash improvement in operating results, Jones Lang LaSalle does not expect the adoption to have a material effect on its revenue, operating results or liquidity.

(9)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On July 26, 2000, Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly-owned subsidiary of Jones Lang LaSalle, issued 9% Senior Notes with an aggregate principal amount of euro 165 million, due 2007 (the "Euro Notes"). The payment obligations under the Euro Notes are fully and unconditionally guaranteed by Jones Lang LaSalle Incorporated and certain of its wholly-owned subsidiaries: Jones Lang LaSalle Americas, Inc.; LaSalle Investment Management, Inc.; Jones Lang LaSalle International, Inc.; Jones Lang LaSalle Co-Investment, Inc.; and Jones Lang LaSalle Ltd. (the "Guarantor Subsidiaries"). All of Jones Lang LaSalle Incorporated's remaining subsidiaries (the "Non-Guarantor Subsidiaries") are owned by the Guarantor Subsidiaries. The following supplemental Condensed Consolidating Balance Sheets as of September 30, 2001 and December 31, 2000, Condensed Consolidating Statement of Earnings for the three and nine months ended September 30, 2001 and 2000, and Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2001 and 2000 present financial information for (i) Jones Lang LaSalle Incorporated (carrying any investment in subsidiaries under the equity method), (ii) Jones Lang LaSalle Finance B.V. (the issuer of the Euro Notes), (iii) on a combined basis the Guarantor Subsidiaries (carrying any investment in Non-Guarantor subsidiaries under the equity method) and (iv) on a combined basis the Non-Guarantor Subsidiaries (carrying their investment in JLL Finance under the equity method). Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and Jones Lang LaSalle Incorporated believes that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. In general Jones Lang LaSalle Incorporated has historically entered into third party borrowings, financing its subsidiaries via intercompany accounts that are then converted into equity on a periodic basis. Certain Guarantor and Non-Guarantor Subsidiaries also enter into third party borrowings on a limited basis. All intercompany activity has been included as subsidiary activity in investing activities in the Condensed Consolidating Statements of Cash Flows. Cash is managed on a consolidated basis and there is a right of offset between bank accounts in the different groupings of legal entities in the condensed consolidating financial information. Therefore, in certain cases, negative cash balances have not been reallocated to payables as they legally offset positive cash balances elsewhere in Jones Lang LaSalle Incorporated. In certain cases, taxes have been calculated on the basis of a group position that includes both Guarantor and Non-Guarantor Subsidiaries. In such cases, the taxes have been allocated to individual legal entities on the basis of that legal entity's pre tax income.

                                       JONES LANG LASALLE INCORPORATED
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                          As of September 30, 2001
                                              ($ in thousands)

                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------

ASSETS
------
Cash and
  cash equivalents. .    $    5,608            66        (5,263)       10,460         --           10,871
Trade receivables,
  net of allowances .           132         --           71,138       124,689         --          195,959
Other current assets.         8,022         --           36,644        26,001         --           70,667
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      assets. . . . .        13,762            66       102,519       161,150         --          277,497

Property and equipment,
 at cost, less accumu-
 lated depreciation .         3,998         --           49,897        39,201         --           93,096
Intangibles resulting
 from business acquisi-
 tions and JLW merger,
 net of accumulated
 amortization . . . .         --            --          240,141        93,327         --          333,468
Other assets, net . .        10,045         --           58,437        37,939         --          106,421
Investments in
 subsidiaries . . . .       274,487         --          237,485           630      (512,602)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  302,292            66       688,479       332,247      (512,602)      810,482
                         ==========    ==========    ==========    ==========    ==========    ==========




                                       JONES LANG LASALLE INCORPORATED
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                          As of September 30, 2001
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Accounts payable and
  accrued liabilities    $   10,706         4,261        27,185        53,464         --           95,616
Short-term borrowings         --            --            4,862         5,331         --           10,193
Other current
  liabilities . . . .       (23,220)     (269,768)      368,182        24,455         --           99,649
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      liabilities . .       (12,514)     (265,507)      400,229        83,250         --          205,458

Long-term liabilities:
  Credit facilities .         --          114,709         --            --            --          114,709
  Notes . . . . . . .         --          150,234         --            --            --          150,234
  Other . . . . . . .         1,331         --           13,763        10,744         --           25,838
                         ----------    ----------    ----------    ----------    ----------    ----------

    Total liabilities       (11,183)         (564)      413,992        93,994         --          496,239

Commitments and
 contingencies

Minority interest in
 consolidated
 subsidiaries . . . .         --            --            --              768         --              768
Stockholders' equity.       313,475           630       274,487       237,485      (512,602)      313,475
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  302,292            66       688,479       332,247      (512,602)      810,482
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
                         ==========   ==========   ==========     ==========    ==========    ==========


<table>                                JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                For the Three Months Ended September 30, 2001
                                              ($ in thousands)
                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . .    $      (13)        --          102,542       114,069         --          216,598
Equity earnings (loss)
 from subsidiaries. .        (4,388)        --            4,141           116           131         --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .        (4,401)        --          106,683       114,185           131       216,598

Operating expenses
 before non-operational
 non-recurring and
 restructuring
 charges. . . . . . .         2,723         --           90,833        97,161         --          190,717
Non-operational non-
 recurring and re-
 structuring charges.         1,198         --           15,912         7,380         --           24,490
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
      (loss). . . . .        (8,322)        --              (62)        9,644           131         1,391

Interest expense,
 net of interest
 income . . . . . . .          (608)         (125)        3,687         2,003         --            4,957
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest. . . .        (7,714)          125        (3,749)        7,641           131        (3,566)

Net provision (benefit)
 for income taxes . .        (1,533)            9           639         3,818         --            2,933
Minority interests
 in earnings of
 subsidiaries . . . .         --            --            --             (318)        --             (318)
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $   (6,181)          116        (4,388)        4,141           131        (6,181)
                         ==========    ==========    ==========    ==========    ==========    ==========

<table>                                JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                For the Nine Months Ended September 30, 2001
                                              ($ in thousands)
                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . .    $    --            --          291,473       320,815         --          612,288
Equity earnings (loss)
 from subsidiaries. .        (6,327)        --            6,140           464          (277)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .        (6,327)        --          297,613       321,279          (277)      612,288

Operating expenses
 before non-operational
 non-recurring and
 restructuring
 charges. . . . . . .        11,223         --          273,933       294,737         --          579,893
Non-operational non-
 recurring and re-
 structuring charges.         1,198         --           19,052         7,890         --           28,140
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
      (loss). . . . .       (18,748)        --            4,628        18,652          (277)        4,255

Interest expense,
 net of interest
 income . . . . . . .        (2,306)         (565)       11,598         7,057         --           15,784
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest. . . .       (16,442)          565        (6,970)       11,595          (277)      (11,529)

Net provision (benefit)
 for income taxes . .        (3,900)          101          (643)        5,242         --              800
Minority interests
 in earnings of
 subsidiaries . . . .         --            --            --              213         --              213
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $  (12,542)          464        (6,327)        6,140          (277)      (12,542)
                         ==========    ==========    ==========    ==========    ==========    ==========

<table>                                JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                For the Three Months Ended September 30, 2000
                                              ($ in thousands)
<caption>                    Jones Lang
                              LaSalle                                                         Consolidated
                            Incorporated  Jones Lang                                           Jones Lang
                             (Parent and   LaSalle    Guarantor  Non-Guarantor                   LaSalle
                             Guarantor)  Finance B.V.Subsidiaries Subsidiaries  Eliminations  Incorporated
                            ------------ ----------- -------------------------  ------------  ------------
Revenue . . . . . . . . . . $     --           --        104,413      119,677         --          224,090
Equity earnings (loss) from
 subsidiaries . . . . . . .      14,757        --         12,058           56       (26,871)        --
                             ----------   ----------  ----------   ----------    ----------    ----------
    Total revenue . . . . .      14,757        --        116,471      119,733       (26,871)      224,090

Operating expenses before
 merger related non-recurr-
 ing charges. . . . . . . .       4,672            1      95,360       95,992         --          196,025

Merger related non-recurring
 charges. . . . . . . . . .      18,191        --             (5)           5         --           18,191
                             ----------   ----------  ----------   ----------    ----------    ----------
    Operating income (loss)      (8,106)          (1)     21,116       23,736       (26,871)        9,874

Interest expense, net of
 interest income. . . . . .       2,796          (79)      5,858         (349)        --            8,226
                             ----------   ----------  ----------   ----------    ----------    ----------
    Earnings (loss) before
      provision (benefit)
      for income taxes and
      minority interest . .     (10,902)          78      15,258       24,085       (26,871)        1,648

Net provision (benefit)
  for income taxes. . . . .      (5,246)          22         501       11,955         --            7,232
Minority interests in
 earnings of subsidiaries .       --           --          --              72         --               72
                             ----------   ----------  ----------   ----------    ----------    ----------
Net earnings (loss) before
 cumulative effect of
 change in accounting
 principle. . . . . . . . .      (5,656)          56      14,757       12,058       (26,871)       (5,656)

Cumulative effect of change
 in accounting principle. .       --           --          --           --            --            --
                             ----------   ----------  ----------   ----------    ----------    ----------
Net earnings (loss) . . . .  $   (5,656)          56      14,757       12,058       (26,871)       (5,656)
                             ==========   ==========  ==========   ==========    ==========    ==========

<table>                                JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                For the Nine Months Ended September 30, 2000
                                              ($ in thousands)
<caption>                    Jones Lang
                              LaSalle                                                         Consolidated
                            Incorporated  Jones Lang                                           Jones Lang
                             (Parent and   LaSalle    Guarantor  Non-Guarantor                   LaSalle
                             Guarantor)  Finance B.V.Subsidiaries Subsidiaries  Eliminations  Incorporated
                            ------------ ----------- -------------------------  ------------  ------------
Revenue . . . . . . . . . .  $    --           --        290,874      346,121         --          636,995
Equity earnings (loss) from
 subsidiaries . . . . . . .       7,889        --         20,826           56       (28,771)        --
                             ----------   ----------  ----------   ----------    ----------    ----------
    Total revenue . . . . .       7,889        --        311,700      346,177       (28,771)      636,995

Operating expenses before
 merger related non-recurring
 charges. . . . . . . . . .      10,904            1     281,239      301,509         --          593,653

Merger related non-recurring
 charges. . . . . . . . . .      55,039        --            240          103         --           55,382
                             ----------   ----------  ----------   ----------    ----------    ----------
    Operating income (loss)     (58,054)          (1)     30,221       44,565       (28,771)      (12,040)

Interest expense, net of
 interest income. . . . . .       7,989          (79)     14,014         (359)        --           21,565
                             ----------   ----------  ----------   ----------    ----------    ----------
    Earnings (loss) before
      provision (benefit)
      for income taxes and
      minority interest . .     (66,043)          78      16,207       44,924       (28,771)      (33,605)

Net provision (benefit) for
 income taxes . . . . . . .     (10,824)          22      (1,493)      19,600         --            7,305
Minority interests in
 earnings of subsidiaries .       --           --          --              60         --               60
                             ----------   ----------  ----------   ----------    ----------    ----------
Net earnings (loss) before
 cumulative effect of change
 in accounting principle. .     (55,219)          56      17,700       25,264       (28,771)      (40,970)

Cumulative effect of change
 in accounting principle. .       --           --         (9,811)      (4,438)        --          (14,249)
                             ----------   ----------  ----------   ----------    ----------    ----------
Net earnings (loss) . . . .  $  (55,219)          56       7,889       20,826       (28,771)      (55,219)
                             ==========   ==========  ==========   ==========    ==========    ==========


                                       JONES LANG LASALLE INCORPORATED
                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                For the Nine Months Ended September 30, 2001
                                              ($ in thousands)
                                   Jones Lang
                                    LaSalle                                                   Consolidated
                                  Incorporated    Jones Lang                                   Jones Lang
                                   (Parent and     LaSalle       Guarantor    Non-Guarantor     LaSalle
                                   Guarantor)    Finance B.V.   Subsidiaries   Subsidiaries   Incorporated
                                  ------------   ------------   ------------  -------------   ------------
Cash flows provided by (used in)
  operating activities. . . . .     $  (8,936)         3,771         (9,988)         1,450        (13,703)
Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment. . .        (1,614)         --           (12,594)       (14,106)       (28,314)
  Other acquisitions and invest-
    ments, net of cash acquired
    and transaction costs . . .         --             --            (3,418)          (284)        (3,702)
  Subsidiary activity . . . . .        24,292        (33,001)        25,569        (16,860)         --
  Investments in real estate
    ventures. . . . . . . . . .         --             --              (855)        20,127         19,272
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) investing
        activities. . . . . . .        22,678        (33,001)         8,702        (11,123)       (12,744)
Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit
    facility. . . . . . . . . .        (1,904)        29,144           (312)         1,466         28,394
  Shares repurchased. . . . . .       (11,086)         --             --             --           (11,086)
  Common stock issued under
    stock option plan . . . . .         1,167          --             --             --             1,167
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) financing
        activities. . . . . . .       (11,823)        29,144           (312)         1,466         18,475
                                   ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in cash
  and cash equivalents. . . . .         1,919            (86)        (1,598)        (8,207)        (7,972)
Cash and cash equivalents,
  beginning of period . . . . .         3,689            152         (3,665)        18,667         18,843
                                   ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents,
  end of period . . . . . . . .    $    5,608             66         (5,263)        10,460         10,871
                                   ==========     ==========     ==========     ==========     ==========

                                       JONES LANG LASALLE INCORPORATED
                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                For the Nine Months Ended September 30, 2000
                                              ($ in thousands)
                                           Jones Lang
                                            LaSalle                                           Consolidated
                                          Incorporated  Jones Lang                             Jones Lang
                                           (Parent and   LaSalle     Guarantor  Non-Guarantor    LaSalle
                                           Guarantor)  Finance B.V. Subsidiaries Subsidiaries Incorporated
                                          ------------ -----------  ------------------------- ------------
Cash flows provided by
  operating activities. . . . . . . . . .   $   9,863        3,788        7,480       29,192       50,323

Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment. . . . . . . .      (1,259)       --         (16,214)     (13,333)     (30,806)
  Cash balances assumed in Jones Lang
    Wootton merger, net of cash paid
    and transaction cost. . . . . . . . .       --           --           --           --           --
  Other acquisitions and investments, net
    of cash acquired and transaction costs      --           --         (12,410)        (638)     (13,048)
  Subsidiary activity . . . . . . . . . .     309,699     (302,465)       9,410      (16,644)       --
  Investments in real estate ventures . .       --           --            (286)      (2,415)      (2,701)
                                           ----------   ----------   ----------   ----------   ----------
      Net cash provided by (used in)
        investing activities. . . . . . .     308,440     (302,465)     (19,500)     (33,030)     (46,555)

Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit facility. .    (316,214)     146,493        8,447       (1,326)    (162,600)
  Net proceeds from issuance of the Euro
    Notes . . . . . . . . . . . . . . . .      (2,856)     152,310        --           --         149,454
  Common stock issued under stock option
    plan and stock purchase programs. . .       3,537        --           --           --           3,537
                                           ----------   ----------   ----------   ----------   ----------
      Net cash provided by (used in)
        financing activities. . . . . . .    (315,533)     298,803        8,447       (1,326)      (9,609)
                                           ----------   ----------   ----------   ----------   ----------
Net increase (decrease) in cash
  and cash equivalents. . . . . . . . . .       2,770          126       (3,573)      (5,164)      (5,841)
Cash and cash equivalents,
  beginning of period . . . . . . . . . .        (615)       --           1,027       22,896       23,308
                                           ----------   ----------   ----------   ----------   ----------
Cash and cash equivalents, end of period.  $    2,155          126       (2,546)      17,732       17,467
                                           ==========   ==========   ==========   ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto for the three and nine months ended September 30, 2001, included herein, and Jones Lang LaSalle's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 which have been filed with the Securities and Exchange Commission as part of Jones Lang LaSalle's Annual Report on
Form 10-K.


RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE

     Total revenue, after elimination of intersegment revenue, decreased $7.5 million, or 3.3%, to $216.6 million for the three months ended September 30, 2001 from $224.1 million for the three months ended
September 30, 2000. For the nine months ended September 30, 2001 revenues decreased $24.7 million, or 3.9%, to $612.3 million from $637.0 million for the nine months ended September 30, 2000. The decrease in revenue for the quarter and the first nine months of 2001 is the result of the continued slowing in the global economy which has significantly reduced the pace of transaction activity. In addition, reported US dollar revenues have been adversely impacted by the relative strength during 2001 versus 2000 of the US dollar against the key currencies in which Jones Lang LaSalle operates, primarily the euro, pound sterling and Australian dollar. As a result of the strong US dollar, reported revenues for the three and nine months ended September 30, 2001 were adversely impacted relative to the prior year periods by approximately $4 million and $21 million, respectively. The negative impact of the slowing economy on transaction activity and the strength of the US dollar has been partially offset by growth in management services revenues. Jones Lang LaSalle's results for the three and nine months ended September 30, 2001 include incentive fees and equity earnings of $14.4 million generated by the Investment Management segment from the sale of a major hotel investment early in the third quarter. Also affecting comparability between years are performance related fees in 2000 of; i) $7.4 million in the third quarter related to Jones Lang LaSalle's decision to resign from an Investment Management client, and ii) $10.4 million in the nine months related to the partial liquidation of a French investment fund managed by the Investment Management segment.


OPERATING EXPENSES

     Total operating expenses, after elimination of intersegment expenses and excluding the effect of non-operational non-recurring and restructuring charges, decreased $5.3 million, or 2.7%, to $190.7 million for the three months ended September 30, 2001 as compared with $196.0 million for the three months ended September 30, 2000. For the nine months ended
September 30, 2001 operating expenses decreased $13.8 million, or 2.3%, to $579.9 million from $593.7 million for the nine months ended September 30, 2000. The decrease in operating expenses from the prior year is primarily the result of a reduction in incentive compensation of $6.9 million and $30.6 million in the third quarter and year-to-date, respectively, when compared to the same periods last year. This reduction in incentive compensation is primarily due to the reduction in revenues and may reverse over the balance of the year, depending on performance. Partly offsetting this decrease in incentive compensation are increases in headcount and associated expenses in the regions of America and Europe to service new business. The reduction in operating, administrative and other expenses for the quarter and year-to-date is primarily the result of the intense focus on cost containment. The strengthening US dollar against the key currencies in which Jones Lang LaSalle operates (the euro, pound sterling and Australian dollar) reduced US dollar reported expenses by approximately $4 million and $21 million for the three and nine months ended
September 30, 2001, respectively, relative to the same periods last year.

OPERATING INCOME

     The decrease in operating income is primarily the result of factors discussed above.

NON-OPERATIONAL NON-RECURRING AND RESTRUCTURING CHARGES

     Non-operational non-recurring charges for the three and nine months ended September 30, 2001 include expenses related to the write-off of investments in e-commerce, the insolvency of two insurance providers and the exiting of two non-strategic businesses in the Americas. The restructuring charges include severance and professional fees associated with the realignment of the Asia Pacific business and also the exiting of two the non-strategic businesses in the Americas. See Note 5 in Notes to Consolidated Financial Statements for a more detailed discussion of these non-operational non-recurring and restructuring charges in 2001.

     For the three and nine months ended September 30, 2000, non-operational non-recurring charges relate to merger related non-recurring non-cash compensation expense associated with the issuance of shares to former employees of Jones Lang Wootton ("JLW"). These merger related non-recurring charges for the three and nine months ended September 30, 2000 totaled $18.2 million and $55.4 million, respectively. The expenses related to the issuance of shares to former employees of JLW were fully expensed by December 31, 2000. Therefore, there is no such expense after December 31, 2000.

INTEREST EXPENSE

     Interest expense, net of interest income, decreased $3.2 million, to $5.0 million, for the three months ended September 30, 2001, and $5.8 million, to $15.8 million, for the nine months ended September 30, 2001 from the prior year periods. The decrease in interest expense in 2001 as compared to the prior year periods is the result of lower average borrowings and lower overall interest rates on revolver borrowings in 2001, partially offset by the higher fixed interest rate on the euro 165 million notes outstanding and the increase in amortization of debt issuance costs.

PROVISION FOR INCOME TAXES

     The provision for income taxes was $2.9 million for the three months ended September 30, 2001, as compared to a provision of $7.2 million for the three months ended September 30, 2000. The provision for income taxes was $0.8 million for the nine months ended September 30, 2001, as compared to a provision of $7.3 million for the nine months ended September 30, 2000. On an operational basis, Jones Lang LaSalle projected and achieved a 38% effective tax rate in 2000. As a result of a shift in income mix such that a greater proportion of income forecasted for the remainder of 2001 is in jurisdictions with high tax rates, Jones Lang LaSalle has increased its effective tax rate on recurring operations for the nine months ended September 30, 2001 to 42% from the 38% used in the first half of the year. The non-operational non-recurring and restructuring charges incurred in 2001 have been separately tax-effected based on the projected tax deductibility of these items. The merger related non-recurring compensation expense incurred in 2000 was largely nondeductible for tax purposes.

NET INCOME/LOSS

     Jones Lang LaSalle's net income, excluding non-operational non-recurring and restructuring charges, was $12.6 million for the three months ended September 30, 2001 as compared to net income, excluding the effect of merger related non-recurring charges, of $12.2 million for the same period last year. For the nine months ended September 30, 2001, Jones Lang LaSalle's net income, excluding non-operational non-recurring and restructuring charges, was $9.4 million as compared to net income, excluding the effect of merger related non-recurring charges and the cumulative effect of change in accounting principle related to the adoption of SAB 101, of $13.4 million in the prior year period.

     Including the effects of non-operational non-recurring and restructuring charges of $24.5 million, the net loss for the three months
ended September 30, 2001 was $6.2 million.   Including the effects of non-
operational non-recurring and restructuring charges of $28.1 million, the net loss for the nine months ended September 30, 2001 was $12.5 million. Including the effect of $18.2 million of merger related non-recurring charges, the net loss for the three months ended September 30, 2000 was $5.7 million. Including the effects of $55.4 million of merger related non-recurring charges and the one-time, non-cash, after-tax charge of $14.2 million representing the cumulative effect of change in accounting principle related to the adoption of SAB 101, the net loss for the nine months ended September 30, 2000 was $55.2 million.


SEGMENT OPERATING RESULTS

     See Note 3 in Notes to Consolidated Financial Statements, included herein, for a discussion of Jones Lang LaSalle's segment reporting.


OWNER AND OCCUPIER SERVICES

     AMERICAS

     Revenue for the Americas region decreased $5.3 million, or 6.6%, to $74.9 million for the three months ended September 30, 2001, as compared to $80.2 million for the three months ended September 30, 2000. For the nine months ending September 30, 2001, revenue increased by 4.0%, to $209.5 million, from $201.4 million for the same period in 2000. The decrease in revenues for the quarter was mainly driven by; i) reduced revenues in the Leasing and Management unit due to a high level of activity in 2000, and
ii) the results of LPI Service Corporation, which, pursuant to the purchase agreement, Jones Lang LaSalle recorded a full nine months of revenue (approximately $4.0 million) in the third quarter of 2000. The increase in revenues year-to-date September 2001 as compared to the prior year period was the result of strong performance in the Project and Development Management unit and the Tenant Representation Services unit. These revenue increases were partially offset by reduced revenues in the Leasing and Management unit. Implementation Services revenue is down from last year for the three and nine months, which reflects general economic conditions. However, Management Services revenue is up from last year for the three and nine months, which reflects the annuity type revenue generated in this business.

     Operating expenses for the Americas region decreased by $5.5 million, or 7.6%, to $66.5 million for the three months ended September 30, 2001 from $72.0 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, operating expenses increased $5.5 million, or 2.7%, to $206.7 million from $201.2 million in the prior year. The decrease in operating expenses for the quarter is the result of cost containment initiatives and reduced incentive compensation, partially offset by increased headcount and associated expenses to service new business. The reduction in incentive compensation is due to the reduction in revenues and may reverse over the balance of the year, depending on performance. The increase in operating expenses for the nine months ended September 30, 2001 is the result of increased headcount and associated expenses to service new business, and a $3.9 million charge for unrecoverable receivables from technology related clients, partially offset by cost containment initiatives and reduced incentive compensation.

     EUROPE

     Revenue for the Europe region totaled $75.9 million for the three months ended September 30, 2001, as compared to $81.3 million for the three months ended September 30, 2000, a decrease of 6.6%. Revenue for the Europe region for the nine months ended September 30, 2001 was $241.2 million, as compared to $254.8 million for the nine months ended September 30, 2000. Revenues for the Europe region for the three and nine months ended September 30, 2001 were adversely impacted by approximately $2 million and $15 million, respectively, due to a weakening of European currencies, primarily the euro and pound sterling, against the US dollar during 2001 as compared to the same periods in 2000. Included in the revenue for the nine months ended September 30, 2000 are two large capital markets transactions that provided approximately $12 million in revenue. After removing the revenue impact of the capital markets transactions and the exchange rate fluctuations, revenues decreased $3.4 million and increased $13.4 million in the three and nine months ended September 30, 2001, respectively, when compared to the same periods last year. The decrease in revenues in the third quarter of 2001 over the third quarter of 2000 is primarily the result of the difficult economic conditions existing in Europe. These difficult economic conditions have led to a reduction in transaction activity, with the largest impacts in England and France. Partially offsetting this downturn in revenues were strong revenues in Germany and Holland. The increase in revenues in nine month period is attributable to Jones Lang LaSalle's 55% owned joint venture with Skandia Fastighet AB, as well as stronger revenues in Germany and Holland.

     Operating expenses for the region were $71.9 million for the three months ended September 30, 2001, as compared to $68.7 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, operating expenses decreased $7.3 million to $224.1 million from $231.4 million. The weakening of European currencies, primarily the euro and the pound sterling, against the US dollar in the three and nine months ended September 30, 2001 has reduced US dollar reported expenses by approximately $2 million and $15 million, respectively, as compared to the same periods in 2000. After adjusting for the impact of exchange rate movements, the increase in operating expenses for the quarter and year-to-date is primarily attributable to an increase in headcount and associated expenses to service new business. The increase in expenses for the nine months is partially offset by a reduction in incentive compensation of approximately $10.7 million. This decrease in incentive compensation is due to the reduction in revenues and may reverse over the balance of the year, depending on performance.

     ASIA PACIFIC

     Revenue for the Asia Pacific region totaled $32.5 million and $88.5 million for the three and nine months ended September 30, 2001, respectively. These figures compare to $32.6 million and $97.1 million for the three and nine months ended September 30, 2000. The decrease in revenue in the Asia Pacific region reflects a lower volume of transaction activity driven by the economic weakness in the region, particularly in Hong Kong, Singapore and Australia. The decrease in revenues is partially offset by the inclusion of $1.6 million of revenues from the operations of Jones Lang LaSalle's Taiwan acquisition in the third quarter of 2001. Revenues in the Asia Pacific region were also negatively impacted in the three and nine months ended September 30, 2001, as compared to the same periods last year, by approximately $2 million and $6 million, respectively, due to the weakness of the Australian dollar against the US dollar.

     Operating expenses for Asia Pacific totaled $32.0 million for the three months ended September 30, 2001, as compared to $34.5 million for the three months ended September 30, 2000. For the nine months ended
September 30, 2001, operating expenses were $93.2 million as compared to $99.9 million for the comparable period in 2000. The overall expense base for the Asia Pacific region has increased due to regional infrastructure costs, but this increase has been offset by: 1) lower incentive compensation of $1.4 million and $5.8 million in the three and nine months ended September 30, 2001, respectively, as compared to the same periods last year because of reduced transaction activity resulting in lower revenues, and 2) the reduced US dollar reported expenses as a result of the weakening of the Australian dollar against the US dollar. The reduction in incentive compensation may reverse over the balance of the year, depending on performance. The impact of the weakening Australian dollar against the US dollar has caused US dollar reported expenses to be reduced by approximately $2 million for the quarter, and $6 million for the nine months ended September 30, 2001, when compared to the same periods last year.

INVESTMENT MANAGEMENT

     Investment Management revenue increased $2.9 million, or 9.5%, to $33.4 million for the three months ended September 30, 2001 from $30.5 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, Investment Management revenue decreased $10.6 million, or 12.5%, to $73.9 million from $84.5 million for the nine months ended September 30, 2000. The increase in revenues of $2.9 million quarter-over-quarter is largely due to incentive fees and equity earnings of $14.4 million generated from the disposition of a major hotel investment early in the quarter. This increase in revenues was offset by performance related fees of $8.1 million generated in the third quarter of 2000, including $7.4 million relating to the resignation from a client account. The reduced performance for this segment year-over-year was anticipated in light of this segments very strong performance last year.

     Operating expenses decreased $0.7 million, or 3.3%, to $20.5 million for the three months ended September 30, 2001, as compared with $21.2 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, operating expenses decreased $5.1 million, or 8.2%, to $56.8 million from $61.9 million for the nine months ended September 30, 2000. The reduction in operating expenses was primarily due to lower incentive compensation recorded as a result of reduced revenues, which may reverse over the balance of the year, depending on performance.


PERFORMANCE OUTLOOK

     At the beginning of the third quarter Jones Lang LaSalle lowered its full year target for 2001 adjusted earnings per share, before non-operational and restructuring charges, to be at least equal to 2000 adjusted net earnings per share, before merger related non-recurring charges, of $1.31 per share. The lowered earnings target is the result of the continued sluggish global economy. The economic situation which exists today has clearly affected business in all regions in which Jones Lang LaSalle operates as clients delay, postpone and in some cases, cancel real estate decisions. Jones Lang LaSalle currently has revenue planned for the fourth quarter, that coupled with aggressive expense controls, is sufficient to enable it to achieve its $1.31 adjusted earnings per share target. However, there is risk that, in light of a continued global economic slowdown, the level of activity in the fourth quarter does not meet these revised expectations.

     There are certain non-operational non-recurring and restructuring items, in addition to those taken in the first nine months, that will impact the reported GAAP results in future quarters. As noted above, the adjusted earnings expectation of $1.31 per share for the full year 2001 is before taking into account any charges that may be incurred with regard to these non-operational issues. These non-operational non-recurring charges will be the result of Jones Lang LaSalle's implementation of a program that will even more closely align its business operations with anticipated client needs in 2002. Jones Lang LaSalle expects this program will reduce headcount by 9% on a global basis and result in annual savings of at least $45 million. Jones Lang LaSalle expects to take additional restructuring charges of at least $40 million in the fourth quarter to cover associated severance and other costs. Jones Lang LaSalle is currently assessing the impact of this program on cash flows. Preliminary analysis indicates that approximately 50% of the program costs will impact cash flow in 2001, with the remaining impacting 2002.


CONSOLIDATED CASH FLOWS

     CASH FLOWS PROVIDED BY/USED IN FROM OPERATING ACTIVITIES

     During the nine months ended September 30, 2001, cash flows used in operating activities totaled $13.7 million compared to cash flows provided by operating activities of $50.3 million during the nine months ended September 30, 2000, a change of $64.0 million. The cash flows used in operating activities can be further divided into cash generated from operations for the nine months ended September 30, 2001 of $57.2 million (compared to $53.0 million in the first nine months of 2000) and cash used in balance sheet movements (primarily working capital changes) of $70.9 million (compared to $2.7 million in 2000). The improvement of $4.2 million in cash generated from operations is primarily the result of cash operating distributions from ventures, which lag the recording of non-cash equity earnings. The increase in cash used in working capital primarily represents higher incentive compensation accrued at December of 2000 and paid in the first nine months of 2001 as compared to amounts accrued in December of 1999 and paid in the first nine months of 2000. The higher level of incentive compensation accrued at December 2000 is a result of the strong performance during 2000. In addition, lower incentive compensation accruals in the first nine months of 2001 as compared to the first nine months of 2000 have reduced accrued liabilities, contributing to the increase in cash used in working capital.

     CASH FLOWS USED IN INVESTING ACTIVITIES

     Jones Lang LaSalle used $12.7 million in investing activities during the nine months ended September 30, 2001, compared to a use of $46.6 million during the nine months ended September 30, 2000. This decrease in cash used in investing activities is primarily the result of Jones Lang LaSalle's sale of its investment in LaSalle Hotel Properties, which generated $18.5 million (of which $1.6 million was a distribution of previously recorded equity earnings). Also contributing to the decrease was a slowdown in cash investments in E-Commerce from $12.4 million during the nine months ended September 30, 2000, to $3.4 million during the nine months ended September 30, 2001.

     CASH FLOWS PROVIDED BY/USED IN FINANCING ACTIVITIES

     Cash flows provided by financing activities were $18.5 million during the first nine months of 2001. Borrowings increased during 2001 to fund higher levels of incentive compensation paid in early 2001, which related to 2000, and to repurchase shares. Consistent with the historical pattern, and management expectations, debt increased in the first six months of 2001 due to incentive compensation related to 2000 being paid in 2001, and the seasonal nature of the real estate services business. In the third quarter of 2001, debt has been paid down by nearly $40 million from June 30, 2001 and is $35 million lower than September 30, 2000. Cash flows used in financing activities of $9.6 million during the first nine months of 2000 reflect the pay down of $13.1 million of debt, net of proceeds from the issuance of Jones Lang LaSalle's 165 million euro denominated notes.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, Jones Lang LaSalle has financed its operations, acquisitions and co-investment activities with internally generated funds, the common stock of Jones Lang LaSalle and borrowings under its credit facilities. On September 21, 2001, Jones Lang LaSalle increased its unsecured credit agreement from $250.0 million to $275.0 million, reduced the number of participating banks to 11 from 14 and extended the maturity date from the original due date of October 2002 to September 2004.

     As of September 30, 2001, Jones Lang LaSalle has a $275.0 million revolving credit facility for working capital needs, investments and acquisitions. Jones Lang LaSalle also has the Euro Notes of euro 165 million and, under the terms of the revolving credit facility, the authorization to borrow up to $50.0 million under local overdraft facilities. As of September 30, 2001, there was $114.7 million outstanding under the revolving credit facility, euro 165 million ($150.2 million) of borrowings under the Euro Notes and short-term borrowings (including capital lease obligations) of $10.2 million.

     Certain of Jones Lang LaSalle's subsidiaries guarantee the revolving credit facility and the Euro Notes (the "Facilities"). With respect to the revolving credit facility, Jones Lang LaSalle must maintain a certain level of consolidated net worth and a ratio of funded debt to EBITDA. Jones Lang LaSalle must also meet a minimum interest coverage ratio and minimum liquidity ratio. Additionally, Jones Lang LaSalle is restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of its assets. Lender approval is required for certain levels of co-investment. The revolving credit facility bears variable rates of interest based on market rates. Jones Lang LaSalle sometimes uses interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate. The effective interest rate on the Facilities was 7.7% for the nine months ended September 30, 2001 (versus an effective rate of 8.4%, including the effect of interest rate swap agreements, during the same period of 2000). There were no interest rate swap agreements outstanding at September 30, 2001.

     Jones Lang LaSalle has additional access to liquidity via various interest-bearing overdraft facilities and short-term credit facilities of subsidiaries. Of the $50.0 million authorized under the revolving credit facility for local overdraft borrowings, Jones Lang LaSalle has facilities totaling $36.2 million, of which $7.2 million was outstanding as of September 30, 2001.

     Management believes that the revolving credit facility, together with the Euro Notes, local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet working capital requirements.

     Jones Lang LaSalle expects to continue to pursue co-investment opportunities with investment management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of the Investment Management segment, which would likely be negatively impacted if a substantial decrease in co-investment activity were to occur. However, the future commitment to co-investment is completely discretionary (other than with respect to the $17.1 million discussed below) and can be increased or decreased based on the availability of capital and other factors. As of September 30, 2001, there were total investments of $49.1 million in 22 separate property or fund co-investments, with additional capital commitments of $17.1 million for future fundings of co-investments.

     The net co-investment activity for 2001 is anticipated to be a net return of capital of approximately $8 million (planned co-investment funding less return of capital from liquidated co-investments).

     Capital expenditures are anticipated to be $44 million for 2001, primarily for ongoing improvements to computer hardware and information systems, office renewals and expansions.

     Jones Lang LaSalle had originally allocated up to $10.0 million for investments in e-commerce opportunities in 2001. This allocation has been re-evaluated given ongoing developments in the high technology and e-commerce markets. During the nine months ended September 30, 2001, Jones Lang LaSalle invested $3.8 million in e-commerce investments, including contractual commitments to fund $400,000. During the third quarter of 2001, Jones Lang LaSalle determined that its e-commerce investments were impaired and took an impairment charge of $14.8 million in fully writing down its e-commerce investments.

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


SEASONALITY

     Historically, Jones Lang LaSalle's revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for the Investment Management segment, this seasonality is due to a calendar-year-end focus, primarily in the U.S., on the completion of real estate transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on clients' returns on their real estate investments. Such performance fees are generally earned when the asset is sold, the timing of which Jones Lang LaSalle does not have complete discretion over. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.


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

     .     Interest rates on the multi-currency credit facility

     .     Foreign exchange risks.

     In the normal course of business, Jones Lang LaSalle manages these risks through a variety of strategies, including the use of hedging transactions using various derivative financial instruments such as interest rate swap agreements. Jones Lang LaSalle does not enter into derivative or interest rate transactions for trading or speculative purposes.

INTEREST RATES

     Jones Lang LaSalle centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Jones Lang LaSalle is primarily exposed to interest rate risk on the $275 million three-year revolving multi-currency credit facility that is available for working capital, co-investments, capital expenditures and acquisitions. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, Jones Lang LaSalle will enter into derivative financial instruments such as interest rate swap agreements when appropriate.

     As of September 30, 2001, Jones Lang LaSalle had no interest rate swap agreements outstanding.

     The effective interest rate on Jones Lang LaSalle's debt for the nine months ended September 30, 2001 was 7.7% as compared to a rate of 8.4%, including the effect of interest rate swap agreements, for the same period of 2000. The decrease in the effective interest rate is due to reduced revolver borrowings at declining market interest rates, offset by the higher fixed interest rate of 9.0% associated with the Euro Notes.

FOREIGN EXCHANGE

     Revenues outside of the United States were 55.0% and 58.8% of the total revenues of Jones Lang LaSalle for the three and nine months ended September 30, 2001, respectively. Operating in international markets means that Jones Lang LaSalle is exposed to movements in these foreign exchange rates, primarily the British pound (17.5% and 20.4% of revenues for the three and nine months ended September 30, 2001, respectively), the euro (18.1% and 19.1% of revenues for the three and nine months ended
September 30, 2001, respectively) and the Australian dollar (5.8% and 5.6% of revenues for the three and nine months ended September 30, 2001). Changes in these foreign exchange rates would have the largest impact on translating the operating profit of Jones Lang LaSalle's international operations into U.S. dollars.

     The British pound expenses incurred as a result of both the worldwide operational headquarters and the Europe regional headquarters being located in London act as a partial operational hedge against Jones Lang LaSalle's translation exposure to the British pound.

     The interest on the euro 165 million of notes issued by Jones Lang LaSalle during 2000 acts as a partial hedge against the translation exposure on the euro denominated earnings. Jones Lang LaSalle enters into forward foreign currency exchange contracts to manage currency risks. At September 30, 2001, Jones Lang LaSalle had forward exchange contracts in effect with a notional value of $67.8 million and a market and carrying gain of $35,000.


DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of September 30, 2001, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.


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



                              JONES LANG LASALLE INCORPORATED




Dated:  November 14, 2001     BY:  /S/ PETER C. ROBERTS
                                   ------------------------------
                                   Peter C. Roberts
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Authorized Officer and
                                   Principal Financial Officer)

EXHIBIT INDEX



Exhibit
Number           Description
-------          -----------

  10.1           Multicurrency Credit Agreement dated as of September 21,
                 2001.

  99 Press release issued by Jones Lang LaSalle Incorporated on November 5, 2001 attached hereto as Exhibit 99.