Form 10-K405
period 2001-12-31
JONES LANG LASALLE INC
filed 2002-04-01
CIK 1037976

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934

For the fiscal year
ended December 31, 2001             Commission File Number 1-13145


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

                                 None



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

As of March 15, 2002, there were outstanding 30,219,854 shares of the Registrant's Common Stock. The aggregate market value of the Registrant's Common Stock outstanding, and held for non-affiliates, on March 15, 2002 was $637,034,522 based on the closing price of $21.08 per share.

Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on May 14, 2002 are incorporated by reference in
Part III of this report.

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .  16

Item 3.      Legal Proceedings. . . . . . . . . . . . . .  17

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .  17


PART II

Item 5.      Market for the Registrant's Common Equity
             and Related Stockholder Matters. . . . . . .  18

Item 6.      Selected Financial Data. . . . . . . . . . .  19

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  23

Item 7A.     Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . .  41

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  42

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . . 107


PART III

Item 10.     Directors and Executive Officers
             of the Registrant. . . . . . . . . . . . . . 107

Item 11.     Executive Compensation . . . . . . . . . . . 107

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . . 107

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . 107


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . . 108


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS 108


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . 110

                                PART I


ITEM 1.  BUSINESS

     COMPANY OVERVIEW

     Jones Lang LaSalle Incorporated ("Jones Lang LaSalle", which may be referred to as we, us, our or the Company) was incorporated in 1997, and its operations presently include the businesses previously known as LaSalle Partners (founded in 1968) and Jones Lang Wootton (founded in 1873). We are a leading provider of integrated real estate services and solutions to real estate owners, occupiers and investors around the world. We serve our clients' real estate needs locally, regionally and globally from offices in over 100 markets in 33 countries on five continents, with approximately 13,700 employees, including approximately 6,500 directly reimbursable property maintenance employees. Our breadth of services include space acquisition and disposition, facilities and property management, project and development management services, leasing, buying and selling properties, consulting and capital markets expertise. We also provide investment management on a global basis for both public and private assets through LaSalle Investment Management, our investment management business. Our services are enhanced by our strong research capabilities, our technology platforms and our strategic solutions approach with our clients.

    We have grown by expanding both our client base and range of services and products, as well as through a series of strategic acquisitions and a merger. Our extensive global platform and in depth knowledge of local real estate markets enable us to serve as a single source provider of solutions for our clients' full range of real estate needs. This network of services around the globe was solidified with the merger of the businesses of the Jones Lang Wootton companies ("JLW") with those of LaSalle Partners Incorporated effective March 11, 1999 (see Jones Lang LaSalle History and Recent Activities section below for discussion). In connection with this merger the name of the company was changed from LaSalle Partners Incorporated to Jones Lang LaSalle Incorporated.

     JONES LANG LASALLE HISTORY AND RECENT ACTIVITIES

     Prior to our incorporation in Maryland on April 15, 1997 and our initial public offering (the "Offering") of 4,000,000 shares of common stock on July 22, 1997, Jones Lang LaSalle conducted business as LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (collectively, the "Predecessor Partnerships"). Immediately prior to the Offering, the general and limited partners of the Predecessor Partnerships contributed all of their partnership interests in the Predecessor Partnerships in exchange for an aggregate of 12,200,000 shares of common stock. On March 11, 1999, LaSalle Partners Incorporated merged its business with those of JLW and changed its name to Jones Lang LaSalle Incorporated. In accordance with the purchase and sale agreements related to the merger, we issued 14.3 million shares of common stock and paid cash consideration of $6.2 million.

     In October 1998, we acquired all of the common stock of the following real estate service companies (collectively referred to as "COMPASS") formerly owned by Lend Lease Corporation Limited ("Lend Lease"): COMPASS Management and Leasing, Inc. and its wholly owned subsidiaries, The Yarmouth Group Property Management, Inc., ERE Yarmouth Retail, Inc. (formerly COMPASS Retail, Inc.), and COMPASS Management and Leasing (Australia) Pty Limited. The acquisition of COMPASS elevated our position in the property management and corporate property services industry to that of the largest property management services company in the United States and expanded our international presence into Australia and South America.

CLIENT SERVICE MODEL


[ graphic demonstrating ]


                     Strategic Solutions - through

                 Research              Global Capabilities


                 Technology            Innovation


     CORPORATE SOLUTIONS               INVESTOR SERVICES

     -     Space Acquisition           -     Buying & Selling
     -     Space Disposition           -     Leasing
     -     Facilities Management       -     Property Management
     -     Project & Development       -     Project & Development
             Services                          Services
     -     Consulting                  -     Consulting

     CAPITAL MARKETS                   INVESTMENT MANAGEMENT

     -     Acquisitions & Dispositions -     Investment Strategy
     -     Corporate Finance           -     Private & Public Markets
     -     Financial Restructuring     -     Direct and Indirect
     -     Sale & Leaseback                    Investment
     -     Debt & Equity Raising       -     Income, Growth &
     -     Partnering                          Opportunistic Programs

     Our client service model addresses how we deliver services and solutions to our three client segments: real estate owners, occupiers and investors. Our breadth of services includes leadership positions in the core real estate services of leasing, property management, property acquisition and disposition and valuation. We also have expertise in providing clients consulting services and financial solutions through our capital markets and investment management activities. We believe this combination of skills and expertise sets us apart from our competitors.
The traditional real estate firms do not have the depth of our financial skills, consultancy practices do not have our implementation capability and our investment banking and investment manager competitors lack our local market knowledge and real estate service capabilities. We also believe our research and technology platforms are significant differentiators in providing strategic solutions to our clients.

TOTAL PERFORMANCE MANAGEMENT

     To fulfill our client vision, we have created a firm-wide culture called Total Performance Management, or TPM. As part of our TPM efforts we have developed a set of expected minimum performance standards for our employees and introduced new Client Relationship Management systems. The goal of TPM is to instill in all our people an unyielding commitment to be the best: the real estate advisor our clients want to work with and the employer of choice in our industry.

BUSINESS SEGMENTS

     We manage our business along a combination of geographic and functional lines. Operations are reported as four business segments: the three geographic regions of Owner and Occupier Services ("OOS"), (i) Americas, (ii) Europe and (iii) Asia Pacific, which offer our full range of corporate, investor, and capital markets services, and (iv) Investment Management which offers investment management services on a global basis. The OOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively, "implementation services") and property management, corporate property services, project and development management services (collectively, "management services"). The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals. FOR FINANCIAL INFORMATION AND A DISCUSSION OF THE OPERATING PERFORMANCE OF EACH SEGMENT REFER TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS PROVIDED ELSEWHERE HEREIN.

CLIENT SERVICE MODEL DELIVERY - AMERICAS, EUROPE AND ASIA PACIFIC

     To address the local, regional and global needs of real estate owners and occupiers, we provide a full spectrum of integrated transaction, property and project management and corporate property services in our regional operating segments of the Americas, Europe and Asia Pacific. Services are delivered through multiple delivery teams as set forth below:

     GLOBAL CLIENT SERVICES acts as a catalyst in assisting our professionals across all groups in marketing the multiple services of the firm to existing and prospective clients, and ensures that the worldwide operations work and interact at the consistently high levels clients have grown to expect. Our objective is to expand our "strategic alliance" relationships (the term "strategic alliance" is used in the real estate services industry to refer to longer-term relationships with large owners or occupiers of real estate that, in many cases, require a number of different property services) and further strengthen the firm's name recognition and reputation.

     GLOBAL CONSULTING provides clients with specialized, value-added real estate consulting services and strategies in areas such as: mergers and acquisitions, privatization, development and asset strategy, occupier portfolio strategy, organizational strategy and work process design. Global Consulting professionals focus on translating global best practices into local real estate solutions for our clients.

     TENANT REPRESENTATION SERVICES seeks to develop "strategic alliances" with clients whose real estate requirements include on-going assistance in meeting their real estate needs and to assist clients in evaluating and executing transactions to accommodate their occupancy requirements. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions and negotiating lease and ownership terms with third parties. We seek to assist our clients in lowering real estate costs, minimizing real estate occupancy risks, improving occupancy flexibility and control and creating more productive office environments. A multi-disciplined approach is used to develop occupancy strategies that are linked to clients' core business objectives. In 2001, we completed over 3,300 tenant representation transactions involving approximately 33 million square feet.

     Tenant Representation Services are generally compensated for on a negotiated fee basis, which fees often also involve performance related to targets set by us and our client prior to engagement and, in the case of strategic alliances, at annual intervals thereafter. Quantitative and qualitative measurements are used to assess performance relative to these goals, and we are compensated accordingly, with incentive fees often awarded for superior performance.

      AGENCY LEASING SERVICES executes marketing and leasing programs to identify tenants and negotiate leases with terms in the best interests of our clients. Clients are typically investors, property companies, developers or public bodies. In 2001, we completed approximately 9,100 agency leasing transactions representing approximately 82 million square feet of space.

     Agency leasing fees are typically based on a percentage of the value of the lease revenue commitment for leases consummated.

     CAPITAL MARKETS SERVICES includes institutional property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. We believe our Capital Markets Services units have the competitive strength of tapping our Agency Leasing, Property Management and Investment Management units to provide local market and property information. Combining this local market knowledge with the Company's access to global capital sources allows the Capital Markets Services units to provide our clients with superior execution in raising capital for their real estate assets.
Capital Markets Services units are integral to the business development efforts of our other businesses by researching, developing and introducing innovative new financial products and strategies. In 2001, we completed institutional property sales and acquisitions, debt financings and equity placements on assets and portfolios valued at over $19 billion.

     Capital Markets Services units are typically compensated on the basis of the value of transactions completed or securities placed, but in certain circumstances we receive retainer fees for portfolio advisory services.

     VALUATION SERVICES provides clients with professional valuation services, helping them to determine accurate values for office, retail, industrial and mixed-use properties. Such services may involve valuing a single property or a worldwide portfolio of multiple property types. Valuations typically involve commercial property for a variety of purposes including acquisition, disposition, debt and equity financing, mergers and acquisitions, securities offerings and privatization. Clients include occupiers, investors and financing sources from the public and private sectors. We have valuation specialists capable of providing valuation advice to clients in nearly every developed country. During 2001, we performed over 29,000 valuations of properties valued in the aggregate at approximately $149 billion.

     Compensation for valuation services is generally negotiated for each assignment based on its scale and complexity and will typically relate in part to the value of the underlying assets.

     PROPERTY MANAGEMENT SERVICES units provide on-site management services to real estate investors for office, industrial, retail and specialty properties, leveraging their market share and buying power to deliver superior service for clients. Our goal is to enhance our clients' property values through aggressive day-to-day management focused on maintaining high levels of occupancy and tenant satisfaction, while lowering the operating costs of such properties. During 2001 we provided on-site Property Management Services for office, retail, mixed-use and industrial properties totaling approximately 525 million square feet.

    Property management services are typically provided by an on-site general manager and staff who are supported through regional supervisory teams and central resources in areas such as training, technical and environmental services, accounting, marketing and human resources.
Property general managers assume full responsibility for property management activities, client satisfaction and financial results and are compensated, not by fees or commissions, but through a combination of base salary and performance bonus that is directly linked to results produced for clients. Increasingly, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue or occupancy objectives or tenant satisfaction levels. As is customary in the industry, management contract terms typically range from one to three years, but are cancelable at any time upon a short notice period, usually 30 to 60 days.

     CORPORATE PROPERTY SERVICES. Jones Lang LaSalle was a pioneer in the corporate property services business. Corporate Property Services units provide comprehensive portfolio and property management ("facilities management") services to corporations and institutions that outsource the management of their occupied real estate. Properties under management range from corporate headquarters to industrial complexes. During 2001, the Corporate Property Services units provided facilities management services for approximately 200 million square feet of real estate. Our target clients typically have large portfolios (usually over one million square feet) with significant opportunities to reduce costs and improve service delivery. Performance measures are generally developed to quantify progress made toward the goals and objectives that are set mutually with clients. Depending on client needs, the Corporate Property Services units, either alone or through our other business units, provide services such as portfolio planning, property management, leasing, tenant representation, acquisition, finance, disposition, project management, development management and land advisory services.

     The Corporate Property Services units are compensated on the basis of negotiated fees, which are typically structured to include a base fee and a performance bonus. The performance bonus compensation is based on a quantitative evaluation of progress toward performance measures and regularly scheduled client satisfaction surveys. Corporate Property Services agreements are typically three to five years in duration but are cancelable at any time upon a short notice period, usually 30 to 60 days, as is typical in the industry.

     PROJECT AND DEVELOPMENT MANAGEMENT SERVICES units provide a variety of services, including interior build-out and conversion management, move management and strategic occupancy planning services to tenants of leased space, owners in self-occupied buildings and owners of real estate investments. Project and Development Management Service units frequently manage the relocation and build-out initiatives for clients of our Property Management Services, Corporate Property Services and Tenant Representation Services units. Project and Development Management Services will also manage all aspects of development and renovation of commercial projects for our clients.

     Compensation is typically on the basis of negotiated fees. Client contracts are typically multi-year in duration and may govern a number of discrete projects, with individual projects being completed in less than one year.

INVESTMENT MANAGEMENT

     Our investment management business operates on a global basis under the name of LaSalle Investment Management. LaSalle Investment Management's strategy is focused on three fundamentals: (i) developing and executing tailored investment strategies to meet a variety of client objectives, (ii) providing superior performance for its clients and (iii) delivering a high level of service.

     We provide real estate investment management services to institutional investors, corporations and high net-worth individuals. As of December 31, 2001, LaSalle Investment Management managed more than $22 billion of public and private real estate assets, making us one of the world's largest managers of institutional capital invested in real estate assets and securities.

     LaSalle Investment Management serves clients through a broad range of real estate investment products and services in the public and private capital markets to meet various strategic, risk/return and liquidity requirements, with a wide variety of equity and debt products. LaSalle Investment Management offers clients a range of investment alternatives, including private investments in multiple real estate property types (e.g., office, retail, industrial, residential and parking) either through investment funds that LaSalle Investment Management manages or through a single client account relationship. We also offer public indirect investments, primarily in publicly traded Real Estate Investment Trusts and other real estate equities. The success of our investment management business we believe comes from our fully integrated research capabilities, innovative investment strategies and a strong client focus. We maintain an extensive real estate research department of approximately 170 professionals, which monitor real estate and capital market conditions around the world to enhance investment decisions and identify future opportunities. In addition to drawing on public sources for information, our research department utilizes the extensive local presence of our professionals throughout the world to gain proprietary insight into local market conditions.

     The investment and capital origination activities of our Investment Management business are becoming increasingly non-U.S. based. As of December 31, 2001, 54% of LaSalle Investment Management's assets under management were invested outside of the United States. We expect Investment Management activities outside of the United States, both fund raising and investing, to continue to increase as a proportion of total capital raised and invested and see a growing trend of cross border capital movement. In 1999, the Monetary Authority of Singapore approved LaSalle Investment Management's application for Approved Fund Manager status. This approval marked the first major step in the plan to build an investment management operation to service clients in the Asia Pacific region. In 2001 we have built on this foundation with the placement of on the ground resources and capabilities in the region, culminating in the launch of the Asia Recovery Fund.

     PRIVATE INVESTMENTS IN REAL ESTATE PROPERTIES. On behalf of our investment management clients, LaSalle Investment Management oversees the acquisition, management, leasing, financing and divestiture of real estate investments across a broad range of real estate property types. LaSalle Investment Management introduced its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including five funds that invest in assets in the United States, two funds that invest in assets located in continental Europe and one fund that invests in assets in Asia Pacific. LaSalle Investment Management also has single client account relationships ("separate accounts") with investors for whom LaSalle Investment Management manages private real estate investments. As of December 31, 2001, LaSalle Investment Management had $18 billion in assets under management in these funds and separate accounts.

     Some investors continue to favor investment managers that co-invest their own funds in order to more closely align the interests of the investor and the investment manager. We believe our ability to co-invest funds alongside the investments of clients' funds will continue to be important as a factor in retaining and expanding our competitive position. We also believe that our co-investment strategy will greatly strengthen our ability to continue to raise capital for new investment funds. By creating new investment funds, and thereby increasing assets under management, we also gain the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such assets. We had $56.9 million co-invested at December 31,2001.

     LaSalle Investment Management's operations are conducted with teams of professionals dedicated to achieving client objectives. LaSalle Investment Management establishes investment committees, which include members with specialized knowledge applicable to the specific underlying investment strategies. These committees must approve all investment decisions for private market investments. The investment committee approval process is utilized for both LaSalle Investment Management's investment funds and for all of its separate account clients.

    LaSalle Investment Management is generally compensated for investment management services for private equity and debt investments based on initial capital invested, with additional fees tied to investment performance above benchmark levels. The terms of contracts vary by the form of investment vehicle involved and the type of service provided. Our investment funds have various life spans, typically ranging between five and ten years. Separate account advisory agreements generally have three year terms with "at will" termination provisions and may include compensation arrangements that are linked to the market value of the assets under management.

     INVESTMENTS IN PUBLIC EQUITY AND DEBT SECURITIES. LaSalle Investment Management offers its clients the ability to invest in separate accounts focused on public real estate equity and debt securities. LaSalle Investment Management principally invests its clients' capital in publicly traded securities of Real Estate Investment Trusts ("REITs") and property company equities and is also active in private placement investments in publicly traded real estate companies and selected investments in private real estate companies seeking capital to ultimately gain access to the public markets. As of December 31, 2001, LaSalle Investment Management had $4.3 billion of assets under management in these types of investments, of which approximately 10 percent was invested in equities outside of the United States. LaSalle Investment Management is typically compensated by its securities investment clients on the basis of the market value of assets under management.

COMPETITIVE ADVANTAGES

     We believe that the Jones Lang LaSalle reputation together with our global service platform has several competitive advantages, which have established us as a leader in the real estate services and investment management industries. We believe that we are one of the few companies in the real estate industry that possesses all of the following competitive advantages:

     RELATIONSHIP ORIENTATION. Our client-driven focus enables us to develop long-term relationships with owners and users of real estate. By developing such relationships, we generate repeat business and create recurring revenue sources. In many cases we develop a strategic alliance with clients who have on-going service needs to deliver fully integrated real estate services across multiple business units and office locations. Our relationship management focus is supported by an employee compensation system, which we believe is unique in the real estate industry. Professionals are compensated with a salary and bonus plan designed to reward client relationship building, teamwork and quality performance, rather than on a commission basis, which is typical in the industry.

     FULL RANGE OF SERVICES. By offering a wide range of high quality, complementary services, we can combine our services to develop and implement real estate strategies that meet the increasingly complex needs of our clients. In addition, the cross-selling potential across geographies and product lines develop revenue sources for other business units within Jones Lang LaSalle.

     WORLD-CLASS RESEARCH. We invest in and rely on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy. The Global Research Committee oversees and coordinates the activities of more than 170 research professionals who cover market and economic conditions in 36 countries around the world. Jones Lang LaSalle produces more than 100 research publications annually. Research will also play a key role in keeping colleagues across the organization attuned to important events and changing conditions in world markets. Dissemination of this information to colleagues is facilitated through our new company-wide intranet.

     GEOGRAPHIC REACH. We believe we have established a business presence in the principal real estate markets, and that we can grow revenues without a substantial increase in infrastructure costs. With approximately 116 corporate offices on five continents, we possess in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe. This geographic coverage positions us to serve our multinational clients and manage investment capital on a global basis.

     REPUTATION. Based on our industry knowledge, commissioned marketing surveys, industry publications and our number of long-standing client relationships, we believe that we are widely recognized by large corporations and institutional owners and users of real estate as a provider of high quality, professional real estate services and investment management products. We believe the Jones Lang LaSalle name recognition and reputation for quality services are significant advantages when pursuing new business opportunities.

   TECHNOLOGY. Based on our industry knowledge and specific client feedback we believe that we are recognized as an industry leader in the area of technology. We have the capability to provide sophisticated information technology systems on a global basis.

INDUSTRY TRENDS

     INCREASING DEMAND FOR GLOBAL SERVICES; GLOBALIZATION OF CAPITAL FLOWS.

Many corporations, both those based in the United States and those based in other countries, have pursued growth opportunities in international markets. This pursuit has increased the demand for global real estate services, such as corporate property services, tenant representation and leasing and property management. We believe that this trend will favor those real estate service providers with the capability to provide services in many markets around the world. Additionally, real estate capital flows have become more global as more investors seek real estate investment opportunities beyond their existing borders. This trend has created new markets for investment managers that can facilitate international real estate capital flows and execute cross-border real estate transactions.

     CONSOLIDATION. The real estate services industry has gone through a significant degree of consolidation in recent years, although the pace of consolidation has slowed in the last two years. We, as well as other large real estate service firms engaged in the property management business, believe that, as a result of substantial existing infrastructure investments and the ability to spread fixed costs over a broader base of business, it is possible to recognize incrementally higher margins on property management and corporate property services assignments as the amount of square footage under management increases.

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

     ALIGNMENT OF INTERESTS OF INVESTORS AND INVESTMENT MANAGERS. Institutional investors continue to allocate significant portions of their investment capital to real estate, and many investors have shown a desire to commit their capital to investment managers willing to co-invest their own funds with them on specific real estate investments or in real estate funds. In addition, investors are increasingly requiring that the fees paid to investment managers be more closely aligned with investment performance. As a result, we believe that those investment managers with co-investment capital, such as LaSalle Investment Management, will have an advantage in attracting real estate investment capital. Co-investment typically brings with it the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such investments.

GROWTH STRATEGY

     We intend to capitalize on our competitive advantages, the opportunities created by our global platform and broad product and service lines, and our solutions approach to the marketplace to pursue the following growth strategy:

     EXPANDING CLIENT RELATIONSHIPS. Based on our ability to deliver high quality real estate services we have been able to successfully leverage discrete client assignments into more comprehensive relationships utilizing some or all of our business groups. Current industry trends, particularly the globalization of corporate clients and the increased outsourcing of real estate services on a global basis, provide a favorable environment for us to increase the scope of our current client relationships and to develop new relationships through our broad array of services. We intend to expand the strategic alliance approach we have applied in our Tenant Representa-tion Services unit to the rest of our business units worldwide.

     STRENGTHENING INTERNATIONAL PRESENCE. With our extensive global platform we plan to add and expand the services that are highly developed in particular regions/business units to our other regions/business units. In particular, we have identified markets in Asia that offer strong revenue and margin growth, and will be leveraging our strengths in Tenant Representation, Project and Development Management Services, Outsourcing and Capital Markets activities in Australia, Europe and America to provide the talent to fuel that growth. We will also continue to utilize our strong relationships with a wide range of corporations in America and Europe to secure opportunities regionally and globally.

     PROVIDING CONSISTENT, HIGH QUALITY SERVICE. The objective of the Global Client Services unit is to ensure that the worldwide operations work and interact at the consistently high levels clients have grown to expect. Through the delivery of consistent, high quality service, we aim to expand our current client relationships, grow the business organically and further strengthen our name recognition and reputation.

     PURSUING CO-INVESTMENT OPPORTUNITIES. We believe an important growth driver of our business is our ability to co-invest our funds alongside those of clients. Some investors continue to favor investment managers that co-invest their own funds in newly formed investment vehicles in order to more closely align the interests of the investor and the investment manager. Also, by creating new investment funds, and thereby increasing assets under management, we also gain the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such assets. See Note 8 to the financial statements for a detailed discussion of our co-investment activity.

     CONTINUING TO DEVELOP TECHNOLOGY. Our technology strategy is to provide truly integrated, high value added information and tools to our clients and employees worldwide by using proven technology architecture and advancing innovative technology solutions.

EMPLOYEES

     We employ approximately 5,700 professional staff members, 1,500 support personnel and 6,500 directly reimbursable property maintenance workers. Approximately 4,600 of our professional staff and support personnel, and over 3,800 of our directly reimbursable property maintenance workers are based in countries other than the United States. None of our employees are members of any labor union with the exception of approximately 630 of our directly reimbursable property maintenance employees. We have generally had satisfactory relations with our employees.

     The goal of our TPM program is to instill in all of our people an unyielding commitment to be the best: the real estate advisor our clients want to work with and the employer of choice in our industry. Our objective is to invest in and continue to attract, motivate and retain the best people.

RISKS TO OUR BUSINESS

     GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS CAN HAVE A NEGATIVE IMPACT ON OUR BUSINESS. We have in the past been, and can expect in the future to be, negatively impacted by periods of economic slowdown or recession and declines in the demand for real estate. The real estate market tends to be cyclical and related to the condition of the economy as a whole or, at least, to the perceptions of investors and users as to the economic outlook. For example, if property owners believe that an economic downturn is likely to occur in the near future, some may sell their properties in anticipation. In addition to being impacted by the level of economic activity, the demand for real estate is impacted by, among other things, interest rate levels and performance of alternative investments. Negative economic conditions and declines in the demand for real estate in several markets or in significant markets could have a material adverse effect on our business, results of operations and financial condition, including as a result of the following factors:

..    DECLINE IN ACQUISITION AND DISPOSITION ACTIVITY

     A decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions as well as fees and commissions for arranging financing for acquirers.

..    DECLINE IN LEASING ACTIVITY

     A decline in leasing activity can lead to a reduction in fees and commissions for arranging leases, both on behalf of owners and tenants. Additionally, a decline in leasing activity can lead to a reduction in the demand for, and fees earned from, other services, such as Project Development Services (managing the build-out of space) and Corporate Property Services (managing space occupied by clients).

..    DECLINE IN REAL ESTATE INVESTMENT ACTIVITY

     A decline in real estate investment activity can lead to a reduction in investment management fees on the acquisition of property for clients, as well as in fees and commissions for arranging acquisitions, dispositions and financings.

..    DECLINE IN THE VALUE AND PERFORMANCE OF REAL ESTATE AND RENTAL RATES

     A decline in the value and performance of real estate and in rental rates can lead to a reduction in investment management fees (the most significant portion of which generally are based upon the performance of investments) and the value of co-investments we make with our investment management clients. Additionally, such declines can lead to a reduction of fees and commissions which are based upon the value of, or revenues produced by, the properties with respect to which services are provided, including fees and commissions for property management and valuations and for arranging acquisitions, dispositions, leasing and financings.

     THE INTERNATIONAL SCOPE OF OUR OPERATIONS, AND OUR OPERATIONS IN PARTICULAR REGIONS AND COUNTRIES, INVOLVE A NUMBER OF RISKS FOR OUR BUSINESS. The fact that we operate in 33 countries presents risks for our business in a number of ways. The following table sets forth the revenues derived from our most significant currencies (based upon 2001 revenues). The euro revenues include France, Germany, Italy, Ireland, Spain, Portugal, Holland, Belgium and Luxembourg.

            MOST SIGNIFICANT CURRENCIES ON A REVENUE BASIS

                                           2001          2000
                                          ------        ------
           United States Dollar            360.0         377.2
           United Kingdom Pound            185.0         191.3
           Euro                            164.0         185.1
           Australian Dollar                50.8          57.9
           Other currencies                121.9         111.2
                                          ------        ------
           Total Revenues                  881.7         922.7
                                          ======        ======

If we are unable to successfully manage the risks, including the following, associated with the international scope of our operations and our operations in particular regions and countries, our business, operating results and financial condition could be materially and adversely affected.


..    DIFFICULTIES AND COSTS OF STAFFING AND MANAGING INTERNATIONAL
     OPERATIONS

     The coordination and management of international operations poses additional costs and difficulties. We must manage operations in many time zones and involving people with language and cultural differences. Our success depends on finding and retaining people capable of effectively dealing with these challenges. We have committed resources to effectively coordinate our business activities around the world to meet our clients' needs, whether they be local, regional or global. Additionally, at any point in time we face significantly varying economic conditions in various countries and regions where we operate, and we may experience an operating loss in one or more regions of the world for one or more periods. Our ability to manage such operational fluctuations and to maintain adequate long-term strategies in the face of such developments will be critical to our continued growth and profitability.

..    CURRENCY RESTRICTIONS AND EXCHANGE RATE FLUCTUATIONS

     We produce positive flows of cash in various countries and currencies which can be most effectively used to fund operations in other countries or to repay our indebtedness, which is primarily denominated in euros and U.S. dollars. We face restrictions in certain countries which limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. We also face risks associated with fluctuations in currency exchange rates which may lead to a decline in the value of the funds produced in certain jurisdictions.

     Additionally, although we operate globally, we report our results in U.S. dollars and thus our reported results may be negatively impacted by the weakening of currencies against the U.S. dollar. As an example, the euro, the pound sterling and the Australian dollar, each a currency used in a significant portion of our operations, weakened significantly against the U.S. dollar in 2000 and 2001. For the year ended December 31, 2001, on an adjusted basis excluding non-recurring charges, 46% of our adjusted operating income was attributable to operations with U.S. dollars as their functional currency, and 54% was attributable to operations having other functional currencies.
     In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the US dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

     We are authorized to use currency-hedging instruments, including foreign currency forward contracts, purchased currency options and borrowings in foreign currency. There can be no assurance that such hedging will be effective, and an ineffective hedging instrument may expose us to currency losses.

..    POTENTIALLY ADVERSE TAX CONSEQUENCES

     Moving funds between countries can produced adverse tax consequences in the countries from which and to which funds are transferred as well as in other countries, such as the United States, in which we have operations. Additionally, as our operations are global, we face challenges in effectively gaining a tax benefit for costs incurred in one country which benefit our operations in other countries.

..    BURDEN OF COMPLYING WITH MULTIPLE AND POTENTIALLY CONFLICTING LAWS
     AND REGULATIONS AND DEALING WITH CHANGES IN LEGAL AND REGULATORY
     REQUIREMENTS

     We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents challenges. Additionally, changes in legal and regulatory requirements can impact our ability to engage in business in certain jurisdictions or increase the cost of doing so. As an example, foreign ownership restrictions in certain countries, such as Indonesia, India and China, impact both our ability to engage in certain activities and the structure of our operations.

..    GREATER DIFFICULTY IN COLLECTING ACCOUNTS RECEIVABLE IN CERTAIN
     COUNTRIES AND REGIONS

     We face challenges to our ability to effectively collect accounts receivable in certain countries and regions. For example, in Asia, many countries have underdeveloped insolvency laws and clients often are slow to pay, and in Europe, clients in some countries, particularly Spain, Italy and France, also tend to delay payments.

..    POLITICAL AND ECONOMIC INSTABILITY

     We operate in 33 countries with varying degrees of political and economic stability. For example, Southeast and East Asia, Russia and Argentina have experienced serious political and economic instability within the last few years and such instability will likely continue to arise from time to time in countries in which we have operations.

    REAL ESTATE SERVICES MARKETS ARE HIGHLY COMPETITIVE. We provide a broad range of commercial real estate services and there is significant competition, on an international, regional and local level with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms (any of which may be a global, regional or local firm). Many of our competitors are local or regional firms, which although substantially smaller in overall size may be larger in a specific local or regional market.

     We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements are cancelable by the client for any reason on as little as 30 to 60 days' notice, as is typical in the industry. If our performance is not good, we are unable to maintain relationships or we are otherwise unable to retain existing clients and develop new clients, our business, results of operations and financial condition will be materially adversely affected.

     THE SEASONALITY OF OUR BUSINESS EXPOSES US TO RISKS. Our revenues and profits tend to be significantly higher in the fourth quarter of each year than the other three quarters. This is a result of a general focus in the real estate industry on completing transactions by calendar year end and the fact that certain expenses are constant through the year.
Historically, we have reported a small loss in the first quarter, a small profit or loss in the second and third quarters and a large profit in the fourth quarter, excluding the recognition of investment generated performance fees. The seasonality of our business makes it difficult to determine during the course of the year whether plan results will be achieved, and thus, to adjust to changes in expectations. Additionally, negative economic or other conditions which arise at a time when they impact performance in the fourth quarter may have a more significant impact than if they occurred earlier in the year. To the extent we are not able to identify and adjust for changes in expectations or we are confronted with negative conditions which impact inordinately on the fourth quarter of a year, this could have a material adverse effect on our business, results of operations and financial condition.

     WE MAY FACE LIABILITY WITH RESPECT TO ENVIRONMENTAL ISSUES OCCURRING AT PROPERTIES WHICH WE MANAGE, INVEST IN, OR DEAL WITH. Various laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face liability under these laws as a result of our role as an on-site property manager. In addition, we may face liability if such laws are applied to expand our limited liability with respect to our co-investments in real estate as discussed below.

     CO-INVESTMENT ACTIVITIES SUBJECT US TO REAL ESTATE INVESTMENT RISKS AND POTENTIAL LIABILITIES. An important part of our investment strategy includes investing in real estate along with our investment management clients. Investing in this manner exposes us to a number of risks which could have a material adverse effect on our business, results of operations and financial condition, including as a result of the following risks:

..    We may lose some or all of the capital which we invest if the investments perform poorly.

..    We will have fluctuations in earnings and cash flow as we recognize gains or losses, and receive cash, upon the disposition of investments which in many cases are not completely in our control.

..    We generally hold our investments in real estate through subsidiaries with limited liability; however, in certain circumstances it is possible that this limited exposure may be expanded in the future based upon, among other things, changes in applicable laws or the application of existing or new laws. To the extent this occurs, our liability could exceed the amount we have invested.

..    We make co-investments in real estate in many countries and this presents risk as described above in "The international scope of our operations, and our operations in particular regions and countries, involve a number of risks for our business".


     WE HAVE INDEBTEDNESS THAT COULD IMPEDE OUR OPERATIONS AND FLEXIBILITY.

At December 31, 2001, we had $222.2 million of indebtedness on a consolidated basis. We have borrowed through a euro 165 million 9.0% Senior Euro Notes offering and a $275 million revolving credit facility. Our average outstanding borrowings under the Euro Notes and revolving credit facility were $269.4 million during 2001, and the effective interest rate was 7.48%.

     We need approximately $19.5 million annually to make required interest payments on our Euro Notes and the outstanding portion of our revolving credit facility. The Euro Notes have a fixed rate of interest and the revolving credit facility has a variable rate based on the market, plus a margin. The variable rate and margin features of the revolving credit facility could result in significantly higher borrowing costs if market interest rates or the margin rise. An increase of 50 basis points in the 2001 average interest rate on the revolving credit facility would have resulted in a $650,000 increase in our borrowing cost.

     The terms of our debt contain a number of covenants that could restrict our flexibility to finance future operations or capital needs or to engage in other business activities that may be in our best interest. The debt covenants limit us in, among other things:

     .     encumbering or disposing of assets;
     .     incurring indebtedness;
     .     engaging in acquisitions; and
     .     entering into transactions with affiliates.

     In addition, the covenants include the maintenance of maximum debt to EBITDA and minimum liquidity ratios. There are no covenants or triggers related to a change in credit rating or a material adverse change.

     If we are unable to make required payments on the Euro Notes or under the revolving credit facility or if we breach any of the debt covenants, we will be in default under the terms of the indenture or the revolving credit agreement, as applicable. A default under either agreement could cause acceleration of repayment of those amounts as well as defaults under other existing and future debt obligations.

     Regardless of our compliance with the terms of the debt, the existence of the debt could adversely affect our ability to adjust to changing market conditions or remain competitive with our competitors.

     THE STOCKHOLDER AGREEMENTS, THE DEL STOCKHOLDER AGREEMENTS, THE CHARTER AND THE AMENDED BYLAWS OF JONES LANG LASALLE AND THE MARYLAND GENERAL CORPORATE LAW COULD DELAY, DEFER OR PREVENT A CHANGE OF CONTROL. The Stockholder Agreements and the DEL Stockholder Agreements entered into in connection with the merger and the charter and bylaws of Jones Lang LaSalle include provisions that may discourage, delay, defer or prevent a takeover attempt that may be in the best interest of stockholders of Jones Lang LaSalle and may adversely affect the market price of our common stock.

The Stockholder Agreements and the DEL Stockholder Agreements require each of the parties thereto to vote all shares of Jones Lang LaSalle common stock owned or controlled by such stockholder:

     . for persons nominated by the our board of directors pursuant to the amended bylaws; and

     . in accordance with the recommendations of a majority of the our of directors on all matters (1) submitted to the vote of the stockholders of Jones Lang LaSalle which have been proposed by any stockholder as to which the board of directors has recommended against approving and (2) relating to any merger, sale of all or substantially all of our assets, or any similar transactions as to which the board of directors has recommended against approving.

     Additionally, the Stockholder Agreements and DEL Stockholder Agreements require the persons bound by them to take reasonable actions to assure that they do not transfer shares to a person, which is, or would as a result of the transfer become, the owner of 5% or more of the outstanding Jones Lang LaSalle common stock. This requirement does not apply to the extent shares are sold in accordance with certain securities regulations. As a result, during the term of the Stockholder Agreements and the DEL Stockholder Agreements, as long as persons who hold a significant number of our issued and outstanding common stock continue to be bound by these agreements, the board of directors recommendations regarding director nominees to the board, sale or merger transactions and all stockholder proposals will have the benefit of these provisions. The persons bound by the Stockholder Agreements and DEL Stockholder Agreements hold, as of March 15, 2002, approximately 30% of the issued and outstanding shares of Jones Lang LaSalle common stock.

     In addition, pursuant to the charter of Jones Lang LaSalle, we have a classified board of directors, pursuant to which directors are divided into three classes, with three-year staggered terms. The classified board provision could increase the likelihood that, in the event an outside party acquired a controlling block of our capital stock or initiated a proxy contest, incumbent directors nevertheless would retain their positions for a substantial period, which may have the effect of discouraging, delaying or preventing a change in control of Jones Lang LaSalle. In addition, the charter and bylaws provide for:

..    the ability of the board of directors to establish one or more classes and series of capital stock including the ability to issue up to 10,000,000 shares of preferred stock, and to determine the price, rights, preferences and privileges of such capital stock without any further stockholder approval;

..    a requirement that any stockholder action taken without a meeting be pursuant to unanimous written consent; and

..    certain advance notice procedures for Jones Lang LaSalle stockholders nominating candidates for election to the Jones Lang LaSalle board of directors.

     Under the Maryland General Corporate Law (the "MGCL"), certain "Business Combinations" (including a merger, consolidation, share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation's shares or an affiliate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding voting stock of the corporation (an "Interested Stockholder") or an affiliate of the Interested Stockholder are prohibited for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder. Thereafter, any such Business Combination must be recommended by the board of directors of such corporation and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding voting shares of the corporation and (2) 66-2/3% of the votes entitled to be cast by holders of outstanding voting shares of the corporation other than shares held by the Interested Stockholder with whom the Business Combination is to be effected, unless, among other things, the corporation's stockholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for its shares. Pursuant to the MGCL, these provisions also do not apply to Business Combinations, which are approved or exempted by the board of directors of the corporation prior to the time that the Interested Stockholder becomes an Interested Stockholder.

     The provisions of the agreements described above, as well as our charter and bylaws, and the MGCL, could discourage bids for common stock as well as adversely affect the market price of our common stock.


ITEM 2.  PROPERTIES

     Our principal holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 100,000 square feet of office space pursuant to a lease that expires in February 2006. Our principal operational headquarters are located at 22 Hanover Square, London, England where approximately 83,000 square feet are leased under a lease expiring in June 2004. Regional headquarters are located in Chicago, London and Singapore. We have approximately 116 local offices worldwide located in most major cities and metropolitan areas as follows:
38 offices in the Americas (including 29 in the United States), 49 offices in 17 countries in Europe and 29 offices in 11 countries in Asia Pacific. Our offices are each leased pursuant to agreements with terms ranging from month-to-month to ten years. In addition, we have property and other offices located throughout the world. On-site property management offices are generally located within properties that we manage and are provided without cost.

ITEM 3.  LEGAL PROCEEDINGS

     We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these matters are covered by insurance. We believe the ultimate resolution of such litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

    In the third quarter of 2001 we established reserves which we believe are adequate to cover our exposures resulting from the insolvencies of HIH Insurance Ltd. ("HIH") and Independent Insurance ("Independent"), two of our insurance providers. These reserves totalled $1.9 million, of which $1.6 million related to HIH, and $0.3 million related to Independent. HIH provided public liability coverage to the Australian operations of JLW for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring at properties for which we had property management responsibilities. Due to the nature of the claims covered by this insurance, it is possible that future claims may be made. Independent has provided professional liability coverage for a number of years to our Europe and Asia Pacific OOS segments and the Europe region of our Investment Management segment.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Jones Lang LaSalle's stockholders during the fourth quarter of 2001.

                                PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Our Common Stock is listed for trading on the New York Stock Exchange under the symbol "JLL."

     As of March 15, 2002, there were approximately 3,800 beneficial holders of our Common Stock.

     The following table sets forth the high and low sale prices of our Common Stock as reported on the New York Stock Exchange.

2001                                                 High        Low
                                                    ------      ------
  First Quarter . . . . . . . . . . . . . . . .     $16.24      $12.20
  Second Quarter. . . . . . . . . . . . . . . .     $14.05      $12.25
  Third Quarter . . . . . . . . . . . . . . . .     $15.65      $12.50
  Fourth Quarter. . . . . . . . . . . . . . . .     $18.20      $13.25

2000                                                 High        Low
                                                    ------      ------
  First Quarter . . . . . . . . . . . . . . . .     $15.50      $10.06
  Second Quarter. . . . . . . . . . . . . . . .     $16.00      $13.38
  Third Quarter . . . . . . . . . . . . . . . .     $15.13      $11.63
  Fourth Quarter. . . . . . . . . . . . . . . .     $14.00      $12.25

     We have not paid cash dividends on our common stock to date. We intend to retain our earnings to support the expansion of the business and therefore we do not intend to pay cash dividends for the foreseeable future. Any payment of future dividends and the amounts thereof will be at the discretion of the Board of Directors and will depend upon our financial condition, earnings and other factors deemed relevant by the Board of Directors.


TRANSFER AGENT
Computershare Investor Services
2 North LaSalle Street
Chicago, Illinois  60602

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)

     The following table sets forth our summary historical consolidated financial data.  The information should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and
Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                          Year Ended December 31,
                      ----------------------------------------------------------------------------------
                                                                                      2001       2000
                              2001       2000       1999        1998       1997     Adjusted   Adjusted
                           ---------- ---------- ----------  ---------- ---------- ---------- ----------
                                                 (in thousands, except share data)
Statement of Operations
 Data:
  Total revenue (1) . . .  $  881,676    922,708    755,439     304,464    224,773    881,676    922,708
                           ----------  --------- ----------   --------- ---------- ---------- ----------
 Operating income (loss).      12,959      6,403    (71,303)     37,842     35,114     12,959      6,403
 Interest expense . . . .      20,156     27,182     18,211       4,153      3,995     20,156     27,182
                           ----------  --------- ----------   --------- ---------- ---------- ----------
 Earnings (loss) before
  provision for income
  taxes and minority
  interest. . . . . . . .      (7,197)   (20,779)   (89,514)     33,689     31,119     (7,197)   (20,779)
 Net provision for income
  taxes . . . . . . . . .       7,986     22,053      5,328      13,224      5,279      7,986     22,053

 Minority interest in
  earnings (losses) of
  subsidiaries. . . . . .         228        (21)     --          --         --           228        (21)
                           ----------  --------- ----------   --------- ---------- ---------- ----------
 Earnings (loss) before
  cumulative effect of
  change in accounting
  principle . . . . . . .     (15,411)   (42,811)   (94,842)     20,465     25,840    (15,411)   (42,811)
 Cumulative effect of
  change in accounting
  principle . . . . . . .       --       (14,249)     --          --         --         --       (14,249)
                           ----------  --------- ----------   --------- ---------- ---------- ----------
 Net earnings (loss). . .  $  (15,411)   (57,060)   (94,842)     20,465     25,840    (15,411)   (57,060)
                           ==========  ========= ==========  ========== ========== ========== ==========




                                                          Year Ended December 31,
                      ----------------------------------------------------------------------------------
                                                                                      2001       2000
                              2001       2000       1999        1998       1997     Adjusted   Adjusted
                           ---------- ---------- ----------  ---------- ---------- ---------- ----------
 Basic earnings (loss)
  per common share before
  cumulative effect of
  change in accounting
  principle (2) . . . . .  $    (0.51)     (1.72)     (4.20)       1.26       1.50

 Cumulative effect of change
  in accounting principle       --         (0.58)     --          --         --
                           ---------- ---------- ----------  ---------- ----------
 Basic earnings (loss)
  per common share (2). .  $    (0.51)     (2.30)     (4.20)       1.26       1.50
                           ========== ========== ==========   ========= ==========
 Basic weighted average
  shares outstanding. . .  30,016,122 24,851,823 22,607,350  16,215,478 16,200,000
                           ========== ========== ==========  ========== ==========
 Diluted earnings (loss)
  per common share before
  cumulative effect of
  change in accounting
  principle (2) . . . . .  $    (0.51)     (1.72)     (4.20)       1.25       1.49

 Cumulative effect of change
  in accounting principle       --         (0.58)     --          --         --
                           ---------- ---------- ----------  ---------- ----------
 Diluted earnings (loss)
  per common share (2). .  $    (0.51)     (2.30)     (4.20)       1.25       1.49
                           ========== ==========  =========  ========== ==========
 Diluted weighted average
  shares outstanding. . .  30,016,122 24,851,823 22,607,350  16,387,721 16,329,613
                           ========== ========== ==========  ========== ==========

Adjustments (3):
 Non-recurring and
  restructuring charges .                                                              77,232     85,795
 Tax benefit associated
  with non-recurring and
  restructuring charges .                                                             (21,323)    (2,513)

Cumulative effect of change
  in accounting principle                                                               --        14,249
                                                                                   ---------- ----------
Adjusted net earnings (4)                                                              40,498     40,471
                                                                                   ========== ==========





                                                          Year Ended December 31,
                      ----------------------------------------------------------------------------------
                                                                                      2001       2000
                              2001       2000       1999        1998       1997     Adjusted   Adjusted
                           ---------- ---------- ----------  ---------- ---------- ---------- ----------
Other Data:
Adjusted EBITDA (5) . . .                        $  116,774      61,318     44,207    136,999    135,228
Ratio of earnings to fixed
  charges (6) . . . . . .        0.80X      0.19X     --           5.54X      5.88X      2.85X      2.50X
                           ========== ========== ==========  ==========  ========= ========== ==========
Cash flows provided by
 (used in):
   Operating activities .      54,103    140,340    (18,227)     23,000     40,577     54,103    140,340

   Investing activities .     (32,549)   (66,590)   (80,867)   (239,096)   (14,126)   (32,549)   (66,590)

   Financing activities .     (29,951)   (78,215)   105,461     202,377     (3,128)   (29,951)   (78,215)

Investments under manage-
 ment (7) . . . . . . . .  22,200,000 22,500,000 21,500,000  14,200,000 14,700,000 22,200,000 22,500,000
Total square feet under
  management (8). . . . .     725,000    700,000    700,000     400,500    202,700    725,000    700,000
                           ========== ========== ==========   ========== ========= ========== ==========


Balance Sheet Data:
 Cash and cash equivalents $   10,446     18,843     23,308      16,941     30,660

 Total assets . . . . . .     835,727    914,045    924,800     490,921    219,887

 Total debt . . . . . . .     222,119    249,947    322,386     202,923      --

 Total liabilities. . . .     521,346    581,707    600,864     321,349     72,990

 Total partners' capital/
   stockholders' equity .     314,381    332,338    323,936     169,572    146,897







(1) Certain prior year amounts were reclassified to conform with current presentation.

(2) Basic and diluted earnings per common share for 1997 are calculated based on net earnings for the period from conversion to corporate form, July 22, 1997, through December 31, 1997.

(3) Adjustments include (i) the removal of non-recurring and restructuring charges incurred in the year ended December 31, 2001,
     (ii) the removal of merger related non-recurring charges in the year ending December 31, 2000 consisting of compensation expense associated with the issuance of shares of our common stock to former employees of Jones Lang Wootton, and (iii) the cumulative effect of change in accounting principle in connection with the adoption of SAB 101 in the year ended December 31, 2000.

(4) We believe that Adjusted Net Earnings is useful to investors as a measure of operating performance, cash generation and ability to service debt. However, Adjusted Net Earnings should not be considered as an alternative either to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity.

(5) Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation and amortization and excludes Minority Interests in EBITDA. 2001 Adjusted EBITDA excludes non-recurring and restructuring charges. 2000 Adjusted EBITDA excludes merger related non-recurring charges and the cumulative charge related to the adoption of SAB 101. We believe that Adjusted EBITDA is useful to investors as a measure of operating performance, cash generation and ability to service debt. However, Adjusted EBITDA should not be considered as an alternative either to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity.

(6) For purposes of computing the ratio of earnings to fixed charges, earnings represents net earnings (loss) before income taxes plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortization of debt discount and financing costs, capitalized interest and one-third of rental expense which we believe is representative of the interest component of rental expense. Due to the merger related non-recurring charges, earnings were insufficient to cover fixed charges by $89.5 million for the year ended December 31, 1999.

(7) Investments under management represent the aggregate fair market value or cost basis of assets managed by our Investment Management segment as of the end of the periods reflected.

(8) Represents the total square footage of properties for which we provided property management and leasing or corporate property services as of the end of the periods reflected.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K. The following discussion and analysis contains certain forward-looking statements which are generally identified by the words anticipates, believes, estimates, expects, plans, intends and other similar expressions.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements below.

     Management's Discussion and Analysis is presented in five sections. The first section is a summary of our critical accounting policies. The second section discusses certain items affecting the comparability of results and certain market and other risks that we face. The third section analyzes the Results of our Operations, first on a consolidated basis and then for each of our business segments. The final two sections address Consolidated Cash Flows and Liquidity and Capital Resources.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

     An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends.

We focus your attention on the following:

     PRINCIPLES OF CONSOLIDATION - Our financial statements include the accounts of Jones Lang LaSalle and its majority-owned-and-controlled affiliates. All material intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates over which we exercise significant influence, but not control, are accounted for by the equity method. Under this method we maintain an investment account, which is increased by contributions made and our share of net income of the unconsolidated affiliates, and decreased by distributions received and our share of net losses of the unconsolidated affiliates. Our share of each unconsolidated affiliate's net income or loss, including gains and losses from capital transactions, is reflected on our statement of earnings as
"equity in earnings from unconsolidated ventures."   Investments in
unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method. Under the cost method our investment account is increased by contributions made and decreased by distributions representing return of capital. Distributions of income are reflected as "equity in earnings from unconsolidated ventures".

     REVENUE RECOGNITION - We recognize advisory and management fees in the period in which we perform the service. Transaction commissions are recognized as income when we provide the service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies are released. Development management fees are generally recognized as billed, which we believe approximates the percentage of completion method of accounting. Incentive fees are generally tied to some form of contractual milestone and are recorded in accordance with the specific terms of the underlying compensation agreement. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101. We implemented SAB 101 in 2000 and this is discussed more fully in Note 16 to the Financial Statements.

     We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. This estimate is also based on historical experience, combined with a careful review of current developments and with a strong focus on credit control.

     ASSET IMPAIRMENT - We apply SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to recognize and measure impairment of long-lived assets. We review long-lived assets, including investments in real estate ventures, intangibles and property and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the asset. If impairment exists due to the inability to recover the carrying value of an asset an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value.

     During 2001, we reviewed our e-commerce investments on an investment by investment basis, evaluating actual business performance against original expectations, projected future performance and associated cash flows, and capital needs and availability. As a result of this evaluation, we determined that our investments in e-commerce were impaired, and took a charge of $18.0 million (including contractual commitments of $0.4 million, to be funded in 2002) during 2001 to fully write off these investments.

     In the third quarter of 2001, we finalized our decision to exit the non-strategic residential land investment business in the Americas region of the Investment Management segment. We have begun a process of significantly reducing our ongoing involvement in the day to day management of our associated co-investments and are actively seeking and reviewing opportunities to exit these co-investments. The charges associated with the exiting of the residential land investment businesses consists of an impairment provision of $3.5 million against the carrying value of certain residential land co-investments where we have determined that we intend to no longer fund beyond contractual commitments. The balance sheet value of these residential land co-investments at December 31, 2001 was $4.2 million. In addition, we have provided guarantees of $3.7 million, offset by a cross guarantee from another investor of $2.0 million.

     In the last six months of 2001, and in response to the global economic slowdown, we implemented a broad based restructuring of our worldwide business. This restructuring included the closing, downsizing and consolidation of offices in all parts of our business. The cost of these actions, including the write off of leasehold improvements and provision against future lease costs for abandoned space was $8 million. In addition, approximately $500,000 of goodwill was impaired in Europe as a result of our decision to exit certain businesses in certain countries.

     The Asia Pacific business is undergoing a realignment from a traditional geographic structure to one that is managed according to business lines. Included in this realignment was a decision to restructure our operations to exit an arrangement with a third party in Indonesia.
This decision resulted in the write off of a $1 million receivable from this third party.

     INCOME TAXES - We account for income taxes under the asset and liability method. Because of the global and cross border nature of our business, our corporate tax position is complex. We generally provide taxes in each tax jurisdiction in which we operate based on local tax regulations and rules. Such taxes are provided on net earnings and include the provision of taxes on substantively all differences between accounting principles generally accepted in the United States of America and tax accounting, excluding certain non-deductible items and permanent differences. Our income tax expense reflects our best estimate of the ultimate deductibility of certain of our expenses for tax purposes.

     Based on our historical experience and future business plans we do not expect to repatriate our foreign source earnings to the United States. As a result, we have not provided deferred taxes on such earnings or the difference between tax rates in the United States and the various foreign jurisdictions where such amounts were earned. Further, there are various limitations on our ability to utilize foreign tax credits on such earnings when repatriated. As such, we may incur taxes in the United States upon repatriation without credits for foreign taxes paid on such earnings. We have established valuation allowances against the possible future tax benefits of current losses where expected future taxable income does not support the realization of the deferred tax assets. At December 31, 2001 we had valuation allowances of $12.1 million.

     COMMITMENTS AND CONTINGENCIES - We are subject to various claims and contingencies related to lawsuits, taxes and environmental matters as well as commitments under contractual obligations. We recognize the liability associated with commitments and contingencies when a loss is probable and estimable. Our contractual obligations relate to the provision of services by us in the normal course of our business.

     ACCOUNTING FOR BUSINESS COMBINATIONS - We have historically grown through a series of acquisitions and one substantial merger. As a result of this activity, and consistent with the services nature of the businesses we acquired, the largest asset grouping on our balance sheet is the $328.2 million of Intangibles resulting from business acquisitions and the JLW merger. Historically we have amortized these over their estimated useful lives (generally eight to 40 years). SFAS 142, which we will adopt January 1, 2002 requires that we cease amortizing the goodwill element of these intangibles, which is $306 million. This will reduce our annual amortization expense by $10 million. We are currently evaluating the effects of adopting SFAS 142, but do not believe that adoption will result in any significant impairment charge against goodwill.

ITEMS AFFECTING COMPARABILITY

NON-RECURRING AND RESTRUCTURING CHARGES

     In 2001, we incurred $77.2 million of non-recurring and restructuring charges ($55.9 million after tax) (herein after referred to as "non-recurring charges"). Non-recurring charges include the $18.0 million impairment of our investments in e-commerce and reserves of $1.9 million related to insolvent insurance providers, primarily an exposure of $1.6 million related to claims arising from 1994 to 1997 in Australia. In addition, in response to the general global economic slowdown and persistent difficult conditions in Asia Pacific, we implemented a broad based restructuring of our global business with a particular focus on realigning the way we go to market in Asia Pacific. This restructuring, which we expect to reduce worldwide head count by 650 people, involves exiting certain non-strategic business lines and the closure, downsizing or consolidation of offices in all parts of our business. We have incurred $13.4 million of asset impairment related charges and $43.9 million of severance and other costs associated with the business realignment and restructuring. The non-recurring and restructuring charges are more fully discussed in Note 6 to our financial statements.

ACQUISITIONS AND MERGER

     We have grown by expanding our client base and the range of services and products we offer. In addition, we have made a series of strategic acquisitions since the Initial Public Offering of LaSalle Partners Incorporated in 1997 and also entered into the merger with the Jones Lang Wootton companies ("JLW").

     On March 11, 1999, LaSalle Partners Incorporated and JLW merged their businesses. JLW was an employee-owned international real-estate services firm with approximately 4,000 employees with operations in 32 countries. The JLW operations had approximately 280 million square feet and $6.3 billion in assets under management. We incurred merger related transition and integration costs of $27.0 million, on an after-tax basis, in 1999. No merger related transition and integration costs were incurred in 2000. Approximately 48% of the shares issued to employees of the former JLW operations as part of the merger were accounted for as compensation expense or deferred compensation expense to the extent they were subject to forfeiture or vesting provisions. We incurred non-cash, merger-related stock compensation expense of $99.8 million in 1999 and $83.3 million in 2000, on an after-tax basis. As of December 31, 2000, all merger-related stock compensation was expensed and all forfeiture and vesting provisions were removed.

     Our financial statements include the results of the JLW businesses on a consolidated basis from the transaction date.


ADOPTION OF STAFF ACCOUNTING BULLETIN 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101")

     We adopted the provisions of SAB 101 in the fourth quarter of 2000, effective as of January 1, 2000. This adoption is described more fully in
Note 16 to the financial statements. As a result of implementing SAB 101, we recorded an after-tax charge to earnings representing a cumulative change in accounting principle effective January 1, 2000 of $14.2 million. During calendar year 2000, the net impact of SAB 101 was to increase our after-tax net loss by $2.9 million.

     The adoption of SAB 101 does not impact the amount of earnings that we ultimately recognize, nor does it impact the timing or amount of cash flow we receive. For further discussion of SAB 101 refer to Note 16 to the Financial Statements.


GAIN ON SALE OF CONSTRUCTION MANAGEMENT BUSINESS

     In 1999, we recognized a gain of $7.5 million on the 1996 sale of our Construction Management business to a former employee. This transaction is described more fully in Note 4 to the financial statements.

LASALLE INVESTMENT MANAGEMENT INCENTIVE FEES

     Our Investment Management business is in part compensated through the receipt of incentive fees where investment performance exceeds agreed benchmark levels. Depending upon performance, these fees can be significant and will generally be recognized when agreed events or milestones are reached. These fees may also be structured in a variety of ways. This may mean we record them as equity earnings for financial reporting purposes. For example, in 2000, we recognized $10.3 million in fees and equity earnings related to the partial liquidation of a fund invested in French property. In 2001, we recognized incentive fees of $14.4 million as the result of the disposition of a hotel investment. The timing of recognition will impact comparability between quarters, in any one year, or compared to a prior year. We believe that given the scope of our co-investment portfolio, we would expect that in any year incentive fees would be triggered in some funds and that this would facilitate year on year comparability. However, comparability year on year may be impacted by these fees.

NEW ACCOUNTING STANDARDS

Derivatives and Hedging

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, was effective for us in the fiscal year beginning January 1, 2001. The effect of implementing SFAS 133 did not have a material impact on our consolidated financial statements.

Business Combinations and Goodwill and Other Intangible Assets

     In July 2001, the FASB issued Statement No. 141, Business
Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. We have not completed any acquisitions after June 30, 2001.

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they must be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121").

     We adopted the provisions of SFAS 141 immediately, and will adopt
SFAS 142 effective January 1, 2002. The adoption of SFAS 141 had no impact on our consolidated financial statements. We have $328.2 million of unamortized intangibles as of January 1, 2002, which will be subject to the transition provisions of SFAS 142.

     Approximately $306 million of this is goodwill with an indefinite useful life and we will cease to amortize this goodwill from January 1, 2002. This will save us approximately $10 million in amortization expense in 2002. There is approximately $1 million of negative goodwill and this will be credited to the 2002 income statement as the cumulative effect of a change in accounting principle. We believe the remaining $23 million of intangibles have definite useful lives and they will be amortized over their remaining definite useful life. Because of the extensive effort needed to comply with adopting SFAS 142, we cannot reasonably estimate the overall impact, if any, of adopting it on our financial statements at the date of this report, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. Although we are currently in the process of evaluating the effects of adoption and thus no assurance of the impact can be given, we currently do not believe that adoption will result in any significant impairment charge against goodwill. Other than the prospective non-amortization of goodwill, which will result in a non-cash improvement in operating results, we do not expect the adoption to have a material effect on our revenue, operating results or liquidity.


MARKET AND OTHER RISK FACTORS

MARKET RISK

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

     .     Interest rates on the multi-currency credit facility

     .     Foreign exchange risks

     In the normal course of business, Jones Lang LaSalle manages these risks through a variety of strategies, including the use of hedging transactions using various derivative financial instruments such as foreign currency forward contracts. We do not enter into derivative or interest rate transactions for trading or speculative purposes.


INTEREST RATES

     We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the $275 million revolving multi-currency credit facility due in September 2004, that is available for working capital, co-investments, capital expenditures and acquisitions. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in the year ended December 31, 2001 and as of December 31, 2001, we had no interest rate swap agreements outstanding.

     The effective interest rate on our debt was 7.48% in 2001 compared with 8.42% in 2000. The decrease in the effective interest rate is due to reduced revolver borrowings at declining market interest rates, offset by the higher fixed interest rate of 9.0% associated with the Euro Notes, which were issued July 26, 2000.

     A one percentage point increase, to 8.48%, in the effective interest rate would have increased our net interest expense by $2.7 million in 2001.


FOREIGN EXCHANGE

     Our revenues outside of the United States totaled 59% of our total revenues in 2001. Operating in international markets means that we are exposed to movements in these foreign exchange rates, primarily the British pound (21% of 2001 revenues) and the euro (19% of 2001 revenues). Changes in these foreign exchange rates would have the largest impact on translating our international operations results into U.S. dollars.

     The British pound expenses incurred as a result of both our worldwide operational headquarters and our regional headquarters being located in London act as a partial operational hedge against our translation exposure to the British pound. A 10% change in the average exchange rate for the British pound in 2001 would have impacted our pre-tax net operating income by approximately $1.9 million.

     The interest on the euro 165 million of notes we issued during 2000 acts as a partial hedge against the translation exposure on our euro denominated earnings. A 10% change in the average exchange rate for the euro in 2001 would have impacted our pre-tax net operating income by approximately $3.0 million. This impact was mitigated by the interest expense on the Euro Notes, which is payable in euros. The net impact on our earnings before tax of a 10% change in the average exchange rate for the euro in 2001 would have been $1.6 million.

     We enter into forward foreign currency exchange contracts to manage currency risks. At December 31, 2001, we had forward exchange contracts in effect with a notional value of $108.2 million with a market value of ($159,000).

SEASONALITY

     Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for Investment Management, this seasonality is due to a calendar year end focus on the completion of real estate transactions. This focus is generally consistent with the real estate industry. The Investment Management segment earns performance fees on clients' returns on their real estate investments. Such performance fees are generally earned when the asset is disposed of, the timing of which we do not have complete discretion over.

     We expense non-variable operating expenses as they are incurred during the year, which is relatively constant on a quarterly basis.


EURO CONVERSION ISSUES

     On January 1, 1999, certain member countries of the European Union fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. For a three-and-one-half-year transition period, non-cash transactions may be denominated in either the euro or in the legacy currency. After July 1, 2002 the euro will be the sole legal tender for these countries.

     In January 2002, we converted our legacy currency general ledgers to the euro. There has been no adverse impact resulting from this conversion.

We are continuing to evaluate the potential impact of euro related issues on information systems, currency exchange rate risk and other business activities, but we do not expect the impact of euro conversion to be material to us. There can be no assurance that external factors will not have a material adverse impact on our operations.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

CONSOLIDATED REVIEW

REVENUE

     Total revenue, after elimination of intersegment revenue, was $881.7 million in 2001, a reduction of $41.0 million, or 4.4%, from reported 2000 revenue of $922.7 million. The decrease in revenue in 2001 is the result of the slowdown in the global economy, which has significantly reduced the pace of transaction activity. In addition, reported US dollar revenues have been adversely impacted by $20 million in 2001 as compared to 2000 because of the relative strength of the US dollar against the key currencies in which we operate, primarily the euro, pound sterling and the Australian dollar. The negative impact of the global economic slowdown and the strength of the US dollar has been partially mitigated by growth in our management services revenue.

OPERATING EXPENSES

     Total operating expenses in 2001, after elimination of intersegment expenses and excluding the effect of non-recurring charges, decreased by $39.0 million to $791.5 million. This is 4.7% below 2000 operating expenses of $830.5 million after excluding merger related stock compensation. The decrease in operating expenses from the prior year is primarily the result of reduction in incentive compensation of $51.8 million (including a $3.5 million reduction in the allocated departments of Corporate Overhead, Global Client Services and Global Consulting) partly offset by increases in headcount and associated expenses, primarily in the first nine months of the year, in the regions of America and Europe to service new business. The $7.6 million, or 3.7%, reduction in operating, administrative and other expenses in 2001 is a result of the intense focus on discretionary cost containment that we implemented as the depth and scope of the economic slowdown became more apparent. The strengthening US dollar against the key currencies in which we operate (the euro, pound sterling and the Australian dollar) reduced the US dollar reported operating expenses by $20 million over last year.

     The non-recurring charges in 2001 of $77.2 million include the write-down of investments in e-commerce, reserves against potential liabilities associated with the bankruptcy of two insurance providers and severance and asset impairment costs associated with the global restructuring program, including the exiting of certain non-strategic business lines and the realignment of our Asia Pacific business along client and business lines. These charges are described more detail in Note 6 to the financial statements. Non-recurring charges for 2000 consist of merger related non-cash compensation expense of $85.8 million associated with the issuance of shares to former employees of JLW.

OPERATING INCOME

     In 2001, operating income before non-recurring charges was $90.2 million, as compared to $92.2 million in 2000. Operating income, excluding non-recurring charges, was 10.2% of revenue for 2001, as compared to 10.0% of revenue in 2000. The small change year over year in operating income before non-recurring charges is the result of the reduced revenue due to the slowdown in the global economy, offset by reduced expenses as a result of lower incentive compensation and a focus on discretionary costs.

     The delivery of a constant operating income before non-recurring charges, despite the 4.4% reduction in revenues was driven by our flexible business model. Our bonus driven incentive compensation structure aligns our compensation with the achievement of client objectives and with the achievement of both non-financial and financial objectives at the operating unit, segment and firm levels. This alignment with financial objectives has resulted in the significant decline in incentive compensation expense for the year.

     Including the effects of the non-recurring charges, operating income in 2001 was $13.0 million, as compared to $6.4 million in 2000.


INTEREST EXPENSE

     Interest expense, net of interest income, decreased by $7.0 million, to $20.2 million in 2001, from $27.2 million in 2000. This decrease in interest expense is the result of lower average borrowings and lower overall interest rates on revolver borrowings, partially offset by the higher 9% fixed interest rate on the euro 165 million notes, issued
July 26, 2000, and the increase in amortization of debt issuance costs. Our average debt level for 2001 was $269.4 million, with an effective interest rate of 7.48%, as compared to $325.6 million, with an effective interest rate of 8.42% for 2000.

PROVISION FOR INCOME TAXES

     The provision for income taxes was $8.0 million in 2001, as compared to a provision of $22.1 million in 2000. The $14.1 million reduction in provision is due to the combination of; 1) $18.8 million increased tax benefit in 2001 related to the non-recurring charges in 2001 being largely tax deductible, compared to the non-recurring charges in 2000 being largely non-deductible, 2) $1.9 million increase in tax provision related to increased earnings before tax in 2001 compared to 2000, and 3) $2.8 million due to the 4% increase in effective tax rates on an operational basis, to 42% in 2001 from 38% in 2000.

     On an operational basis (excluding non-recurring charges), we achieved a 38% effective tax rate in 2000. As a result of a shift in income mix such that a greater proportion of our income was earned in jurisdictions with high tax rates, our effective tax rate on operational activities increased to 42% in 2001. As mentioned above, non-recurring charges were separately tax-effected based on the projected tax deductibility of these items.


NET INCOME/LOSS

     Our 2001 net earnings, excluding non-recurring charges and the cumulative effect of change in accounting principle in 2000, were unchanged from 2000 at $40.5 million.

     Including the effect of non-recurring charges of $77.2 million, our net loss for 2001 was $15.4 million. Including the effects of non-recurring charges of $85.8 million and a net charge of $14.2 million for the cumulative effect of a change in accounting principle related to the adoption of SAB 101, our net loss for 2000 was $57.1 million.


BUSINESS SEGMENTS

     We manage our business along a combination of geographic and functional lines. Operations are reported as four business segments: the three geographic regions of Owner and Occupier Services ("OOS"), (i) Americas, (ii) Europe and (iii) Asia Pacific, which offer our full range of corporate, investor, and capital markets services, and (iv) Investment Management which offers investment management services on a global basis. The OOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively, "implementation services") and property management, corporate property services, project and development management services (collectively, "management services"). The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals.

     The following discussion of segment results excludes the non-recurring charges.

OWNER AND OCCUPIER SERVICES

AMERICAS

     Revenue for the Americas region decreased $14.8 million, or 4.6%, to $309.5 million in 2001 from $324.3 million in 2000. The two main sources of revenue are implementation services and management services. Implementation services revenue, which is largely transaction based, declined in 2001 by $28.1 million, or 15.5%, reflecting the overall slowdown in the economy. The key business units contributing to the decline were the Capital Markets unit, where the volume of completed capital transactions dropped significantly in 2001, and the Tenant Representation unit, where the economic recession and uncertainty post the tragic events of September 11 caused our corporate clients to postpone or cancel a number of transactions, particularly in the fourth quarter. Management services revenue, increased 9.5%, to $152.6 million, largely driven by the Project and Development Management Services unit.

     Operating expenses decreased by $15.8 million, or 5.3%, to $281.6 million in 2001 as a result of cost containment initiatives and reduced incentive compensation, partially offset by increased headcount and associated expenses, primarily in the first half of the year, to service new business. Incentive compensation, was $21.2 million below 2000 levels.

Included in the 2001 operating expenses is a $3.9 million charge for unrecoverable receivables from technology related clients.

EUROPE

     Revenue for our Europe region totaled $348.2 million in 2001, as compared to $356.4 million in 2000, a decline of 2.3%. The European revenues were adversely impacted by approximately $14 million due to a weakening of European currencies, primarily the euro and pound sterling, against the US dollar during 2001 as compared to 2000. In addition, included in the 2000 revenue are two large capital transactions that provided approximately $12 million in revenue. As the year progressed, it became clear that after a strong start to the year, the economic slowdown began to impact our Europe business and particularly continental Europe. Overall, implementation services revenue was down $24.8 million, or 9.1% from 2000. The largest contributors to this decline were our businesses in England (as a result of the large capital transactions in 2000 noted above), France and Germany. Management services revenue increased $15.3 million, or 18.9%, led by the continuing growth of our 55% owned joint venture with Skandia Fastighet AB.

     Operating expenses for the region were $307.3 million for 2001, as compared to $315.4 million in 2000, a decline of $8.1 million. The weakening of European currencies, primarily the euro and pound sterling, against the US dollar in 2001 has reduced US dollar reported expenses by approximately $14 million, as compared to 2000. Operating expenses in 2001 included reduced incentive compensation (by $14.0 million compared to 2000), offset by increased headcount and associated expenses, to service new business.

ASIA PACIFIC

     The difficult underlying economic conditions persisted in this region, impacting even the previously resilient Singapore economy. Revenue for the Asia Pacific region totaled $128.5 million in 2001, as compared to $135.1 million in 2000, a decline of 4.9%. The reported revenues were negatively impacted in 2001 by $6 million, as compared to 2000, due to the weakness of the Australian dollar against the US dollar. Therefore, in local currency terms, revenues were flat year on year. The revenues reflect a lower volume of transaction activity driven by the economic weakness in the region, particularly in Hong Kong, Singapore and Australia. Countering the effects of the decline in transactional based implementation services revenue, the management services revenue increased $6.0 million, or 14.3%. In addition, our Taiwan acquisition in early 2001 contributed $2.3 million in revenues.

     Operating expenses for the region declined by $6.0 million, or 4.4%, to $128.9 million in 2001, as compared to $134.9 million in 2000. The weakness of the Australian dollar reduced reported operating expenses in 2001 by $6 million, as compared to 2000. Incentive compensation was $5.2 million below 2000 levels.

INVESTMENT MANAGEMENT

     Investment Management revenue decreased $12.2 million, or 11.2%, to $96.6 million in 2001, from $108.8 million in 2000. Revenues in both years included significant incentive fees. Included in 2000 were incentive fees of $10.3 million related to the partial liquidation of our French investment fund (recorded as equity earnings due to the incentive fee structure) and $7.5 million related to our resignation from a client relationship. Revenue for 2001 includes incentive fees and equity earnings of $14.4 million generated from the disposition of a major hotel investment early in the third quarter.

     Operating expenses decreased $9.7 million, or 11.5%, to $74.9 million in 2001, as compared to $84.6 million in 2000. The reduction in expenses is primarily the result of reduced incentive compensation of $7.9 million.


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

     REVENUE

     In 2000, reported revenues at $922.7 million increased by $167.3 million or 22.1% from 1999 revenues of $755.4 million. The impact of including a full 12 months of the JLW revenues in 2000 as against ten months in 1999 was responsible for $58.5 million of this increase. Additionally, the Skandia joint venture, which began operations in January 2000 and which is accounted for on a consolidated basis, had revenues of $13.7 million. There was a negative impact on 2000 revenues of $4.8 million as a result of the implementation of SAB 101. Strong, broad-based underlying performance in the Americas, Europe and Investment Management segments was responsible for the majority of the growth, delivering $94.1 million in increased revenues. Europe, which overcame the adverse impacts on reported revenues of the strong U.S. dollar against the euro and the British pound, had a record breaking year with revenue growth of $46.5 million. The Investment Management segment, on the strength of exceptional advisory fees, grew its revenues by 26.4%, or $22.7 million.

     OPERATING EXPENSES

     In 2000, the reported operating expenses before merger related expenses increased by $155.2 million to $830.5 million, 23.0% more than the 1999 operating expenses before merger related expenses of $675.3 million. Approximately $66.2 million of this increase resulted from including a full 12 months of the JLW operating expenses in 2000 as against ten months in 1999. There were increased personnel and occupancy costs to generate and support the strong underlying growth in the business segments together with increased incentive compensation expense in 2000 to reflect the signifi-cantly better business performance. Additionally, the Skandia joint venture, which began operations in January 2000 and which is accounted for on a consolidated basis, had expenses of $13.7 million. In both America and Europe, a very competitive labor market resulted in increased compensation costs through 2000. Finally, 2000 results included the full year impact of the increases in personnel and office occupancy costs related to the global infrastructure added to support the larger size of the combined company, as well as the increased global management and coordination costs associated with managing a global organization.

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

NET EARNINGS (LOSS)

     Net earnings, excluding the effect of merger related non-recurring charges and a charge in 2000 for the cumulative effect of a change in accounting principle related to the adoption of SAB 101, increased by $3.7 million from $36.8 in 1999 to $40.5 million in 2000. This increase reflected better operational performance in 2000. The 1999 net earnings included $4.5 million on an after-tax basis related to the one-time gain on the disposal of our construction management subsidiary in 1996. Additionally the 1999 net earnings were favorably impacted by $4.5 million as a result of the inclusion of the JLW business for only ten months (January and February are loss making months). Finally the 2000 net earnings have been reduced by $2.9 million on an after-tax basis by the implementation of SAB 101 in 2000. The increase in net earnings after adjusting for these one-time items is $15.6 million, from $27.8 million in 1999 to $43.4 million in 2000.

     Including the effect of merger related non-recurring charges and a charge in 2000 of $14.2 million, on an after-tax basis, for the cumulative effect of a change in accounting principle related to the adoption of SAB 101, the net loss in 2000 was $57.1 million. This figure compares to a net loss of $94.8 million in 1999.


SEGMENT OPERATING RESULTS

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

New product offerings in the Retail group also resulted in revenue increases. In July 2000, we exercised our option to repurchase LPI Service Corporation for a nominal amount. LPI Service Corporation provides the services of approximately 2,800 janitorial, engineering and property maintenance employees for certain properties we manage in the United States. The costs of these employees are directly reimbursed by the properties. This direct reimbursement has been netted against the costs of these employees, and the remaining net fees received are recorded as revenue. For the twelve months ended December 31, 2000, $7.6 million has been recorded as revenue related to this business. The exception to the strong performance in the region was the Capital Markets Group, where transaction volumes, and therefore revenues, were adversely impacted by the general economic environment, and in particular rising interest rates. Through 2000, this group experienced a general slow down in the number and pace of transaction closings and an increase in transaction breakups leading to increased remarketing initiatives and an increase in the time to complete transactions. Finally, $3.7 million of the increase in revenue was due to the inclusion of a full 12 months of the JLW business in 2000.

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

ASIA PACIFIC

     Revenue for Asia Pacific totaled $135.1 million in 2000, an increase of $14.7 million, or 12.2% on reported revenues of $120.4 million in 1999. The majority of this increase ($15.7 million) was due to the impact of including a full 12 months of the JLW business in 2000. The strength of the U.S. dollar against the Australian dollar has meant that revenue growth in Australia, a key market in the Asia Pacific region, has not been reflected in the reported U.S. dollar revenues. The impact of the weak Australian dollar has been to reduce U.S. dollar reported revenues for the 12 months by $7.3 million when compared to the rates in effect during the same period last year. In addition, the Australian real estate market experienced a slowdown in the latter half of 2000 as a result of a Goods and Service Tax ("GST") introduced mid-year and the impact of the Sydney Olympics on transaction activity. Within Asia, the pace of economic recovery continues to vary from country to country with political instability in Indonesia, Thailand and the Philippines also impacting market conditions. The Hong Kong and Singapore businesses enjoyed strong revenue performance, and there were also increased contributions from Japan and India. During 2000, Japan increased revenue by $2.3 million as a result of investments in building a Tenant Representation business and the acquisition of a small property management company mid-year. India reported increased revenues of $1.4 million.

     Asia Pacific had operating expenses of $134.9 million in 2000, as compared to $111.2 million in 1999, an increase of $23.7 million, or 21.3%.

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

CONSOLIDATED CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES

     During 2001, cash flows provided by operating activities totaled $54.1 million compared to cash provided during 2000 of $140.3 million. The cash flows provided by operating earnings can be further divided into cash generated from operations of $73.7 million (compared to $100.9 million in 2000) and cash used in balance sheet movements (primarily working capital) of $19.6 million (compared to cash generated of $39.4 million in 2000).
The decline in cash provided from operations is largely as a result of a significant portion of the 2001 non-recurring charges being cash related expenses, as opposed to the merger-related non-recurring stock compensation expense and the cumulative effect of change in accounting principle in 2000 being non-cash expenses. The decline in cash flows from changes in working capital of $59.0 million is because we accrued higher incentive compensation at December of 2000, which was then paid in 2001, as compared to the amounts we accrued at December of 1999 and paid in 2000. In addition, we had significantly lower incentive compensation accruals at December of 2001 as compared to December of 2000 which also contributes to the cash used in working capital. Also contributing to the decline in cash flows year over year from changes in working capital was the U.S. Federal tax refund of $13.5 million that we collected in 2000. Partially offsetting the decline in cash flows from changes in working capital is the increase in cash provided by receivables of $9.7 million, which reflects our continued focus our working capital management.

    During 2000, cash flows provided by operating activities totaled $140.3 million compared to cash flows used in operating activities in 1999 of $18.2 million, an improvement of $158.5 million. The cash flows provided by operating earnings in 2000 can be further divided into cash generated from operations of $100.9 million (compared to $45.7 million in 1999) and cash provided by balance sheet movements (primarily working capital management) of $39.4 million (compared to a use of $63.9 million in 1999). The improvement of cash generated from operating earnings of $55.2 million reflects the improved business performance in 2000, together with the fact that 1999 included significant merger-related integration and transition expenses. During 2000, we made considerable efforts to improve our working capital management, particularly in the area of receivables. The improvement of $103.3 million in the balance sheet changes is primarily the result of that focus together with the impact of the collection in 2000 of the U.S. Federal Tax refund of $13.5 million.


CASH FLOWS USED IN INVESTING ACTIVITIES

     We used $32.5 million in investing activities in 2001, which was a reduction in cash used of $34.1 million from the $66.6 million used in 2000. This reduction was the combination of reduced investment in fixed assets of $10.0 million, and $7.9 million in other investments (primarily e-commerce). In addition, there was a net inflow of $8.7 million from our investment in real estate ventures in 2001 versus a net outflow of $7.4 million in 2000.

     We used $66.6 million in investing activities in 2000, a reduction of $14.3 million from 1999's figure of $80.9 million. This reduction was as a result of the JLW merger net cash use of $37.3 million in 1999 offset by increased investment in fixed assets in 2000 of $9.0 million, and an increase in 2000 in other investments (primarily e-commerce) of $10.3 million. Finally, the net investment in real estate ventures in 2000 was $7.4 million compared to $3.7 million in 1999.

CASH FLOWS USED IN / PROVIDED BY FINANCING ACTIVITIES

     In 2001, $30.0 million was used in financing activities as debt was paid-down and we repurchased and cancelled shares of our common stock. In 2000, we used $78.2 million in financing activities to fund both the repayment of debt and the costs of issuing the Euro Notes.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. During the first half of 2000, our unsecured credit agreement totaled $425 million, which consisted of a $250 million revolving facility maturing in October 2002 and a $175 million term facility that was scheduled to mature on October 15, 2000. On July 26, 2000, we closed our offering of the Euro Notes, receiving net proceeds of $148.6 million, which were used to pay-down the term facility. On August 29, 2000, the remaining borrowings under the term facility were fully repaid using proceeds from the revolving credit facility, and the term facility was terminated. On September 21, 2001, we increased our unsecured credit agreement from $250 million to $275 million, reduced the number of participating banks to 11 from 14 and extended the maturity date from the original due date of October 2002 to September 2004.

     As of December 31, 2001, we have a $275 million revolving credit facility for working capital needs, investments and acquisitions. We also have outstanding the Euro Notes of euro 165 million and, under the terms of the revolving credit facility, the authorization to borrow up to $50 million under local overdraft facilities. As of December 31, 2001, there was $59.9 million outstanding under the revolving credit facility, euro 165 million ($146.8 million) of borrowings under the Euro Notes and short-term borrowings of $15.5 million.

     Certain of our subsidiaries guarantee the revolving credit facility and the Euro Notes (the "Facilities"). With respect to the revolving credit facility, we must maintain a certain level of consolidated net worth and minimum interest coverage, liquidity and funded debt to EBITDA ratios. As part of the global restructuring initiative, we obtained the approval of our bank group to vary certain of these ratios to reflect the non-recurring charges. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment. There are no covenants or triggers related to a change in credit rating or a material adverse change. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however none were used in 2001 and none were outstanding as of December 31, 2001. The effective interest rate on the Facilities was 7.48% for 2001 (versus 8.42% in 2000).

     We have additional access to liquidity via various interest-bearing overdraft facilities and short-term credit facilities of subsidiaries in Europe and Asia Pacific. Of the $50 million authorized under the revolving credit facility for local overdraft borrowings, we have facilities totaling $37.5 million, of which $8.4 million was outstanding as of December 31, 2001.

     We believe that the revolving credit facility, together with the Euro Notes, local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet working capital requirements.

     We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management, which would likely be negatively impacted if a substantial decrease in co-investment activity were to occur. As of December 31, 2001, there were total investments of $56.9 million in 24 separate property or fund co-investments, with additional capital commitments of $93.4 million for future fundings of co-investments. The net co-investment funding for 2002 is anticipated to be $20 million (planned co-investment less return of capital from liquidated co-investments). With respect to certain co-investment indebtedness, we also had repayment guarantees outstanding at December 31, 2001 of $6.8 million. Included in the $6.8 million are residential land co-investment indebtedness guarantees of $3.7 million, which are offset by a cross guarantee from another investor in the amount of $2.0 million. The $93.4 million of capital commitment includes a commitment of $91.1 million to LaSalle Investment Limited Partnership ("LILP"). We expect that LILP will draw down on our commitment over the next three to five years as it enters into new commitments. LILP is a 49.5% owned English limited partnership that is intended to be our co-investment vehicle for substantially all new co-investments. As discussed more fully in Note 8 to the financial statements, at December 31, 2001, LILP has unfunded capital commitments of $42.3 million for future fundings of co-investments.

     Capital expenditures are anticipated to be $30 million for 2002, primarily for ongoing improvements to computer hardware and information systems, office renewals and expansions.

     We have obligations and commitments to make future payments under contracts in the normal course of business, for example:

..    Future minimum lease payments, as follows, due in each of the next five years ended December 31 and thereafter ($ in thousands):

                                     Operating       Capital
                                      Leases         Leases
                                     ---------       --------
           2002 . . . . . . . .       $ 39,083       $    666
           2003 . . . . . . . .         32,773            630
           2004 . . . . . . . .         25,205            398
           2005 . . . . . . . .         16,425            373
           2006 . . . . . . . .         13,071             93
           Thereafter . . . . .         16,927             52
                                      --------       --------

                                      $143,484          2,212
                                      ========       ========

     The total of minimum rentals to be received in the future under non-cancelable operating subleases as of December 31, 2001 was $11.9 million.

..    Interest and principle payments on outstanding borrowings.  The amount of borrowings against our $275 million revolving credit facility fluctuates based on our level of borrowing needs. There is no set repayment schedule with respect to the revolving credit facility, however this facility expires in September 2004. The fixed 9% Euro Notes have an outstanding principle balance of euro 165 million ($146.8 million as of December 31, 2001), and are due in 2007. Interest payments are due on June 15th and December 15th of each year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding market risk is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market and Other Risk Factors" and is incorporated by reference herein.

     DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of December 31, 2001, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Page
                                                                 ----

JONES LANG LASALLE INCORPORATED
  CONSOLIDATED FINANCIAL STATEMENTS

  Management's Statement of Responsibility for
    Financial Information . . . . . . . . . . . . . . . . . . . .  43

  Report of KPMG LLP, Independent Auditors' Report. . . . . . . .  44

  Consolidated Balance Sheets as of
    December 31, 2001 and 2000. . . . . . . . . . . . . . . . . .  45

  Consolidated Statements of Earnings
    For the Years Ended December 31, 2001, 2000 and 1999. . . . .  47

  Consolidated Statements of Stockholders'
    Equity For the Years Ended December 31,
    2001, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . .  49

  Consolidated Statements of Cash Flows
    For the Years Ended December 31, 2001, 2000 and 1999. . . . .  53

  Notes to Consolidated Financial Statements. . . . . . . . . . .  55

  Quarterly Results of Operations (Unaudited) . . . . . . . . . . 103


SCHEDULES SUPPORTING THE CONSOLIDATED FINANCIAL STATEMENTS:

  II - Valuation and Qualifying Accounts. . . . . . . . . . . . . 106


     All other schedules have been omitted since the required information is presented in the financial statements and related notes or is not applicable.

  MANAGEMENT'S STATEMENT OF RESPONSIBILITY FOR FINANCIAL INFORMATION

     The management of Jones Lang LaSalle Incorporated and its subsidiaries (Jones Lang LaSalle) has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the December 31, 2001 Annual Report filed on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

     Jones Lang LaSalle's financial statements have been audited by KPMG LLP, independent auditors elected by the shareholders. As part of its audit of Jones Lang LaSalle's financial statements, KPMG LLP considered Jones Lang LaSalle's internal control structure in determining the nature, timing and extent of audit tests to be applied. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is contained in this Form 10-K.

     Jones Lang LaSalle has established and maintains a system of internal controls to safeguard assets against loss or unauthorized use and to ensure the proper authorization and accounting for all transactions. This system includes appropriate reviews by Jones Lang LaSalle's Internal Audit Group and management as well as written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. The Internal Audit Group is assisted by PricewaterhouseCoopers.

     The Board of Directors, through its Audit Committee, is responsible for ensuring that both management and the independent auditors fulfill their respective responsibilities with regard to the financial statements. The Audit Committee, composed entirely of directors who are not officers or employees of Jones Lang LaSalle, meets periodically with both management and the independent auditors to assure that each is carrying out its responsibilities. The independent auditors and Jones Lang LaSalle's Internal Audit Group have full and free access to the Audit Committee and meet with it, with and without management present, to discuss matters including auditing, financial reporting and internal controls.

     Management also recognizes its responsibility for fostering a strong ethical climate so that Jones Lang LaSalle's affairs are conducted according to high standards of conduct. This responsibility is characterized and reflected in Jones Lang LaSalle's Code of Business Ethics, which is publicized throughout Jones Lang LaSalle. The Code of Business Ethics addresses, among other things, avoidance of potential conflicts of interest and compliance with domestic and foreign laws, including those relating to financial disclosure.




STUART L. SCOTT                        CHRISTOPHER A. PEACOCK
Chairman of the                        President and
Board of Directors                     Chief Executive Officer



LAURALEE E. MARTIN                     NICHOLAS J. WILLMOTT
Executive Vice President               Senior Vice President and
and Chief Financial Officer            Global Controller

                     INDEPENDENT AUDITORS' REPORT



The Stockholders and
Board of Directors of
Jones Lang LaSalle Incorporated:

     We have audited the accompanying consolidated financial statements of Jones Lang LaSalle Incorporated and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of Jones Lang LaSalle's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Incorporated and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 16 to the consolidated financial statements, Jones Lang LaSalle Incorporated and subsidiaries changed their method of accounting for certain lease commission revenue in 2000.







                                         /S/ KPMG LLP

Chicago, Illinois
January 31, 2002,
  except as to note 18
  which is as of March 28, 2002

                                       JONES LANG LASALLE INCORPORATED

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2001 AND 2000
                                     ($ in thousands, except share data)

                                                                              2001             2000
                                                                            --------         --------
ASSETS
------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .       $ 10,446           18,843
  Trade receivables, net of allowances of $6,305 and $9,261 in
    2001 and 2000, respectively . . . . . . . . . . . . . . . . . . .        222,590          244,201
  Notes receivable and advances to real estate ventures . . . . . . .          3,847            4,286
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . .          9,553            6,655
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         11,802           10,811
  Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . .         16,935           23,959
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,340           12,306
                                                                            --------         --------

        Total current assets. . . . . . . . . . . . . . . . . . . . .        286,513          321,061

Property and equipment, at cost, less accumulated
  depreciation of $102,401 and $76,427 in
  2001 and 2000, respectively . . . . . . . . . . . . . . . . . . . .         92,503           90,306
Intangibles resulting from business acquisitions and JLW merger, net of accumulated amortization of $57,957 and $43,028
  in 2001 and 2000, respectively. . . . . . . . . . . . . . . . . . .        328,169          350,129
Investments in real estate ventures . . . . . . . . . . . . . . . . .         56,899           74,565
Other investments . . . . . . . . . . . . . . . . . . . . . . . . . .          --              12,884
Long-term receivables, net. . . . . . . . . . . . . . . . . . . . . .         17,375           23,136
Prepaid pension asset . . . . . . . . . . . . . . . . . . . . . . . .         14,384           18,730
Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . .         25,770           12,317
Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . .          5,407            4,848
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . .          8,707            6,069
                                                                            --------         --------
                                                                            $835,727          914,045
                                                                            ========         ========





                                       JONES LANG LASALLE INCORPORATED

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                              2001             2000
                                                                            --------         --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities. . . . . . . . . . . . . .       $116,968          111,738
  Accrued compensation. . . . . . . . . . . . . . . . . . . . . . . .        131,680          170,323
  Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . .         15,497            8,836
  Deferred tax liabilities. . . . . . . . . . . . . . . . . . . . . .             23              226
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         23,467           16,583
                                                                            --------         --------
        Total current liabilities . . . . . . . . . . . . . . . . . .        287,635          307,706

Long-term liabilities:
  Credit facilities . . . . . . . . . . . . . . . . . . . . . . . . .         59,854           85,565
  9% Senior Notes, due 2007 . . . . . . . . . . . . . . . . . . . . .        146,768          155,546
  Deferred tax liabilities. . . . . . . . . . . . . . . . . . . . . .          6,567            9,547
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,733           22,776
                                                                            --------         --------

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        520,557          581,140

Commitments and contingencies

Minority interest in consolidated subsidiaries. . . . . . . . . . . .            789              567

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    30,183,450 and 30,700,150 shares issued and
    outstanding as of December 31, 2001 and 2000, respectively. . . .            302              307
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .        463,926          461,272
  Deferred stock compensation . . . . . . . . . . . . . . . . . . . .         (6,038)          (4,322)
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . .       (122,521)        (107,110)
  Stock held in trust . . . . . . . . . . . . . . . . . . . . . . . .         (1,658)            (397)
  Accumulated other comprehensive income. . . . . . . . . . . . . . .        (19,630)         (17,412)
                                                                            --------         --------
          Total stockholders' equity. . . . . . . . . . . . . . . . .        314,381          332,338
                                                                            --------         --------
                                                                            $835,727          914,045
                                                                            ========         ========

See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED
                                     CONSOLIDATED STATEMENTS OF EARNINGS

                                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                     ($ in thousands, except share data)
                                                               2001           2000           1999
                                                            ----------     ----------     ----------
Revenue:
  Fee based services. . . . . . . . . . . . . . . . . .     $  865,860        900,844        736,042
  Equity in earnings from unconsolidated ventures . . .          8,560         16,693          6,218
  Gain on sale of business. . . . . . . . . . . . . . .          --             --             7,502
  Other income. . . . . . . . . . . . . . . . . . . . .          7,256          5,171          5,677
                                                            ----------     ----------     ----------
        Total revenue . . . . . . . . . . . . . . . . .        881,676        922,708        755,439

Operating expenses:
  Compensation and benefits, excluding non-recurring
    and restructuring charges . . . . . . . . . . . . .        545,609        581,322        477,658
  Operating, administrative and other, excluding
    non-recurring and restructuring charges . . . . . .        198,456        206,062        161,007
  Depreciation and amortization . . . . . . . . . . . .         47,420         43,126         36,676
  Non-recurring and restructuring charges:
    Compensation and benefits . . . . . . . . . . . . .         40,120         85,795        126,178
    Operating, administrative and other . . . . . . . .         37,112          --            25,223
                                                            ----------     ----------     ----------
        Total operating expenses. . . . . . . . . . . .        868,717        916,305        826,742

  Operating income (loss) . . . . . . . . . . . . . . .         12,959          6,403        (71,303)

Interest expense, net of interest income. . . . . . . .         20,156         27,182         18,211
                                                            ----------     ----------     ----------
  Loss before provision for income taxes
    and minority interest . . . . . . . . . . . . . . .         (7,197)       (20,779)       (89,514)
Net provision for income taxes. . . . . . . . . . . . .          7,986         22,053          5,328
Minority interest in earnings (losses)
  of subsidiaries . . . . . . . . . . . . . . . . . . .            228            (21)         --
                                                            ----------     ----------     ----------
Net loss before cumulative effect of change in
  accounting principle. . . . . . . . . . . . . . . . .        (15,411)       (42,811)       (94,842)
Cumulative effect of change in accounting principle . .          --           (14,249)         --
                                                            ----------     ----------     ----------
Net loss. . . . . . . . . . . . . . . . . . . . . . . .     $  (15,411)       (57,060)       (94,842)
                                                            ==========     ==========     ==========
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments. . . . . . .     $   (2,218)       (18,509)            23
                                                            ----------     ----------     ----------
          Comprehensive income (loss) . . . . . . . . .     $  (17,629)       (75,569)       (94,819)
                                                            ==========     ==========     ==========




                                       JONES LANG LASALLE INCORPORATED

                               CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED





                                                           2001             2000            1999
                                                       ------------     ------------    ------------

Basic loss per common share before
  cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . . . . . .    $      (0.51)           (1.72)          (4.20)
Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . . . . . .    $      --               (0.58)          --
Basic loss per common share . . . . . . . . . . . .    $      (0.51)           (2.30)          (4.20)
                                                       ============       ==========      ==========

Basic weighted average shares outstanding . . . . .      30,016,122       24,851,823      22,607,350
                                                       ============       ==========      ==========

Diluted loss per common share before
  cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . . . . . .    $      (0.51)           (1.72)          (4.20)
Cumulative effect of change in accounting principle    $      --               (0.58)          --
Diluted loss per common share . . . . . . . . . . .    $      (0.51)           (2.30)          (4.20)
                                                       ============       ==========      ==========

Diluted weighted average shares outstanding . . . .      30,016,122       24,851,823      22,607,350
                                                       ============       ==========      ==========

















See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                     ($ in thousands, except share data)
                                                                                          Accumu-
                                                                                           lated
                                                                                           Other
                                         Additi-   Unallo-  Deferred                      Compre-
                      Common Stock       tional     cated     Stock   Retained   Shares   hensive
                   -------------------   Paid-In    ESOT     Compen-  Earnings   Held in  Income
                      Shares    Amount   Capital   Shares    sation   (Deficit)  Trust    (Loss)    Total
                    ----------  ------   --------  -------  --------  --------- --------  -------  -------
Balances at
 December 31, 1998. .16,264,176  $163    123,543     --        --       44,792      --     1,074  169,572

  Net loss. . . . . .    --       --       --        --        --      (94,842)     --     --     (94,842)
  Shares issued in
   connection with:
    Stock option
      plan. . . . . .   21,292    --         495     --        --        --         --     --         495
    Stock purchase
      programs. . . .  199,587       2     3,695     --        --        --         --     --       3,697
  Share activity
   related to JLW
   merger:
    Shares issued
     at closing . . .14,254,116   143    355,233       (9) (160,253)     --         --     --     195,114
    Adjustment shares
     subsequently
     retained . . . . (453,699)    (5)    (8,462)    --        --        --         --     --      (8,467)
    ESOT shares
     allocated. . . .     --      --        1,597       2      --        --         --     --        1,599
  Stock compensation
    adjustments . . .    --       --     (33,402)    --      27,906      --         --     --      (5,496)
  Amortization of
    deferred stock
    compensation. . .    --       --       --        --      62,241      --         --     --      62,241
  Cumulative effect
    of foreign
    currency
    translation
    adjustments . . .    --       --       --        --        --        --         --        23       23
                    ----------  -----    ------- --------  --------   -------- -------- -------- --------




                                       JONES LANG LASALLE INCORPORATED

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                                                                          Accumu-
                                                                                           lated
                                                                                           Other
                                         Additi-   Unallo-  Deferred                      Compre-
                      Common Stock       tional     cated     Stock   Retained   Shares   hensive
                   -------------------   Paid-In    ESOT     Compen-  Earnings   Held in  Income
                      Shares    Amount   Capital   Shares    sation   (Deficit)  Trust    (Loss)    Total
                    ----------  ------   --------  -------  --------  --------- --------  -------  -------
Balances at
 December 31,
 1999 . . . . . . . .30,285,472   303    442,699       (7)  (70,106)   (50,050)   --       1,097  323,936

  Net loss. . . . . .    --       --       --       --        --       (57,060)     --     --     (57,060)
  Shares issued in
   connection with:
    Stock option
     plan . . . . . .  461,250      5      5,674    --       (5,679)     --         --     --       --
    Amortization of
     shares issued
     in connection
     with stock
     option plan. . .    --       --       --       --        1,357      --         --     --       1,357
    Stock purchase
     programs . . . .  255,237      2      4,379    --        --         --         --     --       4,381
  Shares held in
    trust . . . . . .    --       --       --       --        --         --        (397)   --        (397)
  Share activity
   related to JLW
   merger:
    Adjustment shares
     subsequently
     retained . . . .     (372)   --        (141)   --        --         --         --     --        (141)
    ESOT shares
     allocated. . . .    --       --       9,900        7     --         --         --     --       9,907
    Shares repur-
     chased for
     payment of taxes
     on ESOT shares
     allocated. . . . (301,437)    (3)    (4,037)   --        --         --         --     --      (4,040)
    Stock compensation
      adjustments . .    --       --       2,798    --       (2,375)     --         --     --         423
    Amortization of
      deferred stock
      compensation. .    --       --       --       --       72,481      --         --     --      72,481





                                       JONES LANG LASALLE INCORPORATED

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED


                                                                                          Accumu-
                                                                                           lated
                                                                                           Other
                                         Additi-   Unallo-  Deferred                      Compre-
                      Common Stock       tional     cated     Stock   Retained   Shares   hensive
                   -------------------   Paid-In    ESOT     Compen-  Earnings   Held in  Income
                      Shares    Amount   Capital   Shares    sation   (Deficit)  Trust    (Loss)    Total
                    ----------  ------   --------  -------  --------  --------- --------  -------  -------
  Cumulative effect
    of foreign
    currency
    translation
    adjustments . . .    --       --       --       --        --         --       --     (18,509) (18,509)
                    ----------   ----    ------- --------  --------   -------- -------- --------  -------
Balances at
 December 31, 2000. .30,700,150   307    461,272    --       (4,322)  (107,110)    (397) (17,412) 332,338

  Net loss. . . . . .    --       --       --       --        --       (15,411)   --       --     (15,411)
  Shares issued in
   connection with:
    Stock option
     plan . . . . . .    6,001    --         117    --        --         --       --       --         117
    Other stock
     option plan
     adjustments. . . (461,249)    (5)         5    --        --         --       --       --       --
    Amortization of
     shares issued
     in connection
     with stock
     option plan. . .    --       --       --       --        1,178      --       --       --       1,178
    Reduction in
     deferred stock
     compensation
     rights outstand-
     ing. . . . . . .    --       --        (739)   --          739      --       --       --       --
    Stock purchase
     programs . . . .  480,235      5     11,102    --       (5,528)     --       --          (1)   5,578
    Amortization of
     shares issued in
     connection with
     stock purchase
     programs . . . .    --       --       --       --        1,895      --       --       --       1,895





                                       JONES LANG LASALLE INCORPORATED

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED


                                                                                          Accumu-
                                                                                           lated
                                                                                           Other
                                         Additi-   Unallo-  Deferred                      Compre-
                      Common Stock       tional     cated     Stock   Retained   Shares   hensive
                   -------------------   Paid-In    ESOT     Compen-  Earnings   Held in  Income
                      Shares    Amount   Capital   Shares    sation   (Deficit)  Trust    (Loss)    Total
                    ----------  ------   --------  -------  --------  --------- --------  -------  -------
    Shares repurchased
     for payment of
     taxes on shares
     issued pursuant
     to stock purchase
     programs . . . .  (67,725)    (1)      (893)   --        --         --       --       --        (894)
  Shares held in
    trust . . . . . .    --       --       --       --        --         --      (1,460)   --      (1,460)
  Distribution of
    shares held in
    trust . . . . . .    --       --       --       --        --         --         199    --         199
  Shares repurchased
    under share repur-
    chase program . . (473,962)    (4)    (6,938)   --        --         --       --       --      (6,942)
  Cumulative effect
    of foreign
    currency
    translation
    adjustments . . .    --       --       --       --        --         --       --      (2,217)  (2,217)
                    ----------   ----    ------- --------  --------   -------- -------- --------  -------

Balances at
 December 31, 2001. .30,183,450  $302    463,926    --       (6,038)  (122,521)  (1,658) (19,630) 314,381
                    ==========   ====    ======= ========  ========   ======== ======== ========  =======











See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                              ($ in thousands)
                                                                     2001         2000        1999
                                                                   --------     --------    --------
Cash flows from operating activities:
 Cash flows from earnings:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .    $(15,411)     (57,060)    (94,842)
  Reconciliation of net loss to net cash provided by earnings:
    Cumulative effect of change in accounting principle . . . .       --          14,249       --
    Depreciation and amortization . . . . . . . . . . . . . . .      47,420       43,126      36,676
    Equity in earnings and gain on sale from uncon-
      solidated ventures. . . . . . . . . . . . . . . . . . . .      (8,560)     (16,693)     (6,218)
    Operating distributions from real estate ventures . . . . .      10,654       18,126       4,140
    Provision for loss on receivables and other assets. . . . .      30,318        5,464       2,744
    Stock compensation expense. . . . . . . . . . . . . . . . .          36       85,795     101,143
    Amortization of deferred compensation . . . . . . . . . . .       7,990        6,474       2,070
    Amortization of debt issuance costs . . . . . . . . . . . .       1,224        1,444       --
                                                                   --------     --------    --------
          Net cash provided by earnings . . . . . . . . . . . .      73,671      100,925      45,713

  Cash flows from changes in working capital:
    Receivables . . . . . . . . . . . . . . . . . . . . . . . .      19,184        9,548     (49,962)
    Prepaid expenses and other assets . . . . . . . . . . . . .      (3,098)      (7,305)    (10,442)
    Deferred tax assets and income tax refund receivable. . . .      (8,385)       7,991     (19,479)
    Accounts payable, accrued liabilities and accrued
      compensation. . . . . . . . . . . . . . . . . . . . . . .     (27,269)      29,181      15,943
                                                                   --------     --------    --------
          Net cash flows from changes in working capital. . . .     (19,568)      39,415     (63,940)
                                                                   --------     --------    --------
          Net cash provided by (used in) operating activities .      54,103      140,340     (18,227)

Cash flows used in investing activities:
    Net capital additions--property and equipment . . . . . . .     (35,792)     (45,804)    (36,848)
    Cash balances assumed in Jones Lang Wootton merger,
      net of cash paid and transaction costs. . . . . . . . . .       --           --        (37,288)
    Other acquisitions and investments, net of cash acquired
      and transaction costs . . . . . . . . . . . . . . . . . .      (5,413)     (13,333)     (3,030)
    Investments in real estate ventures:
      Capital contributions and advances to real estate ventures    (16,367)     (15,214)    (25,491)
      Distributions, repayments of advances and sale of
        investments . . . . . . . . . . . . . . . . . . . . . .      25,023        7,761      21,790
                                                                   --------     --------    --------
          Net cash used in investing activities . . . . . . . .     (32,549)     (66,590)    (80,867)




                                       JONES LANG LASALLE INCORPORATED

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                     2001         2000        1999
                                                                   --------     --------    --------
Cash flows provided by (used in) financing activities:
    Proceeds from borrowings under credit facilities. . . . . .     340,635      262,581     326,004
    Repayments of borrowings under credit facilities. . . . . .    (361,723)    (490,566)   (223,479)
    Proceeds from issuance of bonds, net of financing costs . .       --         148,596       --
    Shares repurchased for payment of taxes on stock awards . .      (4,118)        (816)      --
    Shares repurchased under share repurchase program . . . . .      (6,942)       --          --
    Common stock issued under stock option plan and stock purchase
      programs. . . . . . . . . . . . . . . . . . . . . . . . .       2,197        1,990       2,936
                                                                   --------     --------    --------
          Net cash provided by (used in) financing activities .     (29,951)     (78,215)    105,461
                                                                   --------     --------    --------
  Net increase (decrease) in cash and cash equivalents. . . . .      (8,397)      (4,465)      6,367
  Cash and cash equivalents, January 1. . . . . . . . . . . . .      18,843       23,308      16,941
                                                                   --------     --------    --------
  Cash and cash equivalents, December 31. . . . . . . . . . . .    $ 10,446       18,843      23,308
                                                                   ========     ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . .    $ 21,140       28,548      20,448
    Taxes, net of refunds . . . . . . . . . . . . . . . . . . .      23,647        5,620      20,763
  Non-cash investing and financing activities:
    Acquisitions and merger:
      Shares issued in connection with merger and acquisition .    $  --           --        141,918
      Fair value of assets acquired . . . . . . . . . . . . . .        (863)     (13,599)   (218,514)
      Fair value of liabilities assumed . . . . . . . . . . . .         667       20,162     187,972
      Goodwill. . . . . . . . . . . . . . . . . . . . . . . . .         (88)      (7,012)   (151,694)
                                                                   --------     --------    --------
          Cash paid, net of cash balances assumed . . . . . . .    $   (284)        (449)    (40,318)
                                                                   ========     ========    ========











See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (in millions, except where otherwise noted)


(1)  ORGANIZATION

     Jones Lang LaSalle Incorporated ("Jones Lang LaSalle" which may be referred to as we, us, our or the Company), was incorporated in 1997, and its operations presently include the businesses previously known as LaSalle Partners (founded in 1968) and Jones Lang Wootton (founded in 1873). We are a leading provider of integrated real estate services and solutions to real estate owners, occupiers and investors around the world. We serve our client's real estate needs locally, regionally and globally from offices in over 100 markets in 33 countries on five continents, with approximately 13,700 employees, including over 6,500 directly reimbursable property maintenance employees. Our breadth of services include space acquisition and disposition, facilities and property management, project and development services, leasing, buying and selling properties, consulting and capital markets expertise. We also provide investment management on a global basis for both public and private assets through LaSalle Investment Management, our investment management business. Our services are enhanced by our strong research capabilities, our technology platforms, and our strategic solutions approach with our clients. The ability to provide this network of services around the globe was solidified effective March 11, 1999 with the merger of the business of the Jones Lang Wootton companies ("JLW") with those of LaSalle Partners Incorporated ("LaSalle Partners"). In connection with this merger, the name of the company was changed from LaSalle Partners Incorporated to Jones Lang LaSalle Incorporated (see
Note 3).


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Jones Lang LaSalle and its majority-owned-and-controlled partnerships and subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     CASH HELD FOR OTHERS

     We control certain cash and cash equivalents as agents for our investment and property management clients. Such amounts are not included in our Consolidated Balance Sheets.

     STATEMENT OF CASH FLOWS

     Cash and cash equivalents include demand deposits and investments in U.S. Treasury instruments (generally held as available for sale) with maturities of three months or less. The combined carrying value of such investments of $1.5 million and $1.6 million at December 31, 2001 and 2000, respectively, approximates their market value.

     IMPAIRMENT OF LONG-LIVED ASSETS

     We review long-lived assets and certain identifiable intangibles for impairment whenever events or a change in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, we measure the impairment to be recognized by the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     INVESTMENTS IN REAL ESTATE VENTURES AND OTHER CORPORATIONS

     We have non-controlling ownership interests in various real estate ventures with interests generally ranging from less than 1% to 49.5% which are generally accounted for using the equity method of accounting. In instances where we exercise temporary control over co-investments, such investments are accounted for under the equity method. These investments are discussed in Note 8.

     We have made investments in certain high technology and e-commerce related private corporations. These investments are for less than 20% of the voting stock of the corporations and we are not able to exercise significant influence over the operating and financial policies of these corporations. Such investments are accounted for under the cost method. We determined that these investments were impaired and have taken charges of $18.0 million during 2001. This is discussed further in Note 6.

     INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS AND JLW MERGER

     Through December 31, 2001, intangibles resulting from business acquisitions and the JLW merger were amortized on a straight-line basis over the estimated lives (generally eight to 40 years) of the related assets. Beginning January 1, 2002, pursuant to the issuance of Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142") by the Financial Accounting Standard Board, we will cease the amortization of goodwill and intangible assets with indefinite useful lives, but will continue to amortize intangible assets with definite useful lives. We periodically evaluate the recoverability of the carrying amount of intangibles resulting from business acquisitions and mergers by assessing whether any impairment indications are present, including substantial recurring operating deficits or significant adverse changes in legal or economic factors that affect the businesses acquired. If such analysis indicates impairment, the intangible asset would be adjusted in the period such changes occurred based on its estimated fair value, which is derived from the expected cash flow of the businesses. For a more detailed discussion of the effects of SFAS 142 see section titled "Accounting for Business Combinations, Goodwill and Other Intangible Assets" below.

     DEBT ISSUANCE COSTS

     Costs incurred in the connection with the issuance of debt are capitalized and amortized over the periods to which the underlying debt is outstanding.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Our financial instruments include cash and cash equivalents, receivables, accounts payable, notes payable and foreign currency exchange contracts. The estimated fair value of cash and cash equivalents, receivables and payables approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of our revolving credit facility and short-term borrowings approximates their carrying value due to their variable interest rate terms. The fair value of the Euro Notes was euro 173.2 million, or $154.1 million which was the mid-market value as of December 31, 2001. The fair value of forward foreign currency exchange contracts is estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date.

     FOREIGN CURRENCY TRANSLATION

     The financial statements of our subsidiaries located outside the United States, except those subsidiaries located in highly inflationary economies, are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date with the resulting translation adjustments included in the balance sheet as a separate component of stockholders' equity (accumulated other comprehensive income) and in the statement of earnings (other comprehensive income - foreign currency translation adjustments). Income and expense are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings. For subsidiaries operating in highly inflationary economies, the associated gains and losses from balance sheet translation adjustments are included in net earnings.

     DERIVATIVES AND HEDGING ACTIVITIES

     On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments that requires us to recognize all derivatives as either assets or liabilities in our consolidated balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

     In the normal course of business, we use derivative financial instruments to manage foreign currency risk. At December 31, 2001, we had forward exchange contracts in effect with a notional value of $108.2 million and a market value of ($159,000). In the past, we have also used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We did not enter into any interest rate swap agreements during 2001, and there were no such agreements outstanding as of December 31, 2001.

     We require that hedging derivative instruments be effective in reducing the exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting treatment. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with changes in unrealized gains or losses recognized currently in earnings.

     We use foreign currency forward contracts as a means of hedging exposure to foreign currency transactions. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on our earnings during 2001 of the unrealized loss on foreign currency contracts, offset by the gain resulting from re-measurement of foreign currency transactions, was not significant.

     The effect of implementing SFAS 133 did not have a material impact on our consolidated financial statements.

     We do not enter into derivative financial instruments for trading or speculative purposes.

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

     We were required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for permanent impairment. We did not complete any purchase business combination after June 30, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until January 1, 2002.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this evaluation, we must determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We have until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings. Also, any unamortized negative goodwill existing at the date SFAS 142 is adopted must be credited to the income statement as part of the cumulative effect of a change in accounting principle.

     We have $328.2 million of unamortized intangibles as of January 1, 2002, which will be subject to the transition provisions of SFAS 142. Approximately $306 million of these intangibles represents goodwill with an indefinite useful life and will cease to be amortized January 1, 2002. The annual amortization savings in 2002 will be approximately $10 million. The January 1, 2002 intangibles balance includes $1 million of negative goodwill, which will be credited to the income statement as the cumulative effect of change in accounting principle. The remaining $23 million of identified intangibles (principally representing management contracts acquired) will be amortized over their remaining definite useful life. Because of the extensive effort needed to comply with adopting SFAS 142, we cannot reasonably estimate the overall impact, if any, of adopting these Statements on our financial statements at the date of this report, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. Although we are currently in the process of evaluating the effects of adoption and thus no assurance of the impact can be given, we currently do not believe that adoption will result in any significant impairment charge against goodwill. Other than the prospective non-amortization of goodwill, which will result in a non-cash improvement in our operating results, we do not expect the adoption to have a material effect on our revenue, operating results or liquidity.

     EARNINGS PER SHARE

     The basic and diluted losses per common share for the years ended December 31, 2001, 2000 and 1999 were calculated based on basic weighted average shares outstanding of 30,016,122, 24,851,823 and 22,607,350, respectively. The increase in basic weighted average shares outstanding in 2001 is primarily the result of the expiration of certain vesting conditions on 5.2 million of the shares issued in connection with the JLW merger. As a result of the net loss incurred during these the periods, diluted weighted average shares outstanding for the years ended
December 31, 2001, 2000 and 1999 do not give effect to common stock equivalents as to do so would be anti-dilutive. These common stock equivalents consist principally of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods.

     REVENUE RECOGNITION

     Advisory and management fees are recognized in the period in which we perform the services. Transaction commissions are recorded as income at the time we provide the related services unless future contingencies exist.

Development management fees are generally recognized as billed, which approximates the percentage of completion method of accounting. Incentive fees are recorded in accordance with specific terms of each compensation agreement and are typically tied to performance that is measured at contractual milestones, such as the disposition of an asset, or at the conclusion of a given project. Fees recognized in the current period that are expected to be received beyond one year have been discounted to the present value of future expected payments. During the final quarter of 2000, we implemented Staff Accounting Bulletin 101 - Revenue Recognition in Financial Statements ("SAB 101") effective January 1, 2000. This is discussed further in Note 16. Pursuant to contractual arrangements, accounts receivable includes unbilled amounts of $50.4 million and $36.8 million at December 31, 2001 and 2000, respectively.

     DEPRECIATION

     Depreciation and amortization is calculated for financial reporting purposes primarily using the straight-line method based on the estimated useful lives of our assets. Furniture, fixtures and equipment totaling $40.8 million and $37.7 million at December 31, 2001 and 2000, respectively, are generally depreciated over seven years. Computer equipment and software totaling $108.7 million and $84.7 million at December 31, 2001 and 2000, respectively, are generally depreciated over two to seven years. Leasehold improvements totaling $34.0 million and $29.7 million at December 31, 2001 and 2000, respectively, are amortized over the lease periods which generally range from one to ten years. Automobiles totaling $11.4 million and $14.6 million at December 31, 2001 and 2000 are generally depreciated using a declining balance method over three to six years.

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

     STOCK-BASED COMPENSATION

     We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We follow the requirements of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation, and accordingly, recognize no compensation expense for stock option grants, but provide the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation."

     We have also established stock compensation programs for certain of our employees pursuant to which they are awarded Jones Lang LaSalle common stock if they are employed at the end of the vesting period. These stock compensation programs meet the definition of fixed awards as defined in SFAS No. 123, and therefore, we recognize compensation expense, based on the market value of awards on the grant date, over the vesting period.

     See note 13 for additional information on stock-based compensation.

     RECLASSIFICATIONS

     Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation.

(3)  ACQUISITION AND MERGER

     COMPASS ACQUISITION

     On October 1, 1998, we acquired all of the common stock of the following real estate service companies formerly owned by Lend Lease Corporation ("Lend Lease"): Compass Management and Leasing, Inc. and its wholly owned subsidiaries; The Yarmouth Group Property Management, Inc.; and ERE Yarmouth Retail, Inc. (formerly Compass Retail, Inc.). On
October 31, 1998, we also acquired Compass Management and Leasing (Australia) Pty Limited, the Lend Lease property management and corporate property services business in Australia. Atlanta-based Compass Management and Leasing, Inc. was a global real estate management firm, with operations across the United States, United Kingdom, South America and Australia. We paid $180.0 million in cash for all of the acquired companies ("COMPASS"). The purchase of the companies also includes provisions for an earnout payment of up to $77.5 million over five years. We do not anticipate that the provisions for earnout payment will be met, and therefore, do not anticipate making payment under the provisions. The acquisition was accounted for as a purchase. The excess purchase price over the fair value of the identifiable assets and liabilities acquired was $175.6 million, including transaction costs, of which $35.1 million was allocated to management contracts and is being amortized on a straight-line basis over eight years, and $140.5 million was allocated to goodwill and is being amortized on a straight-line basis over 40 years based on our estimate of useful lives. As discussed in Note 2, as a result of the adoption of SFAS 142, effective January 1, 2002, we will cease amortizing the net carrying value of this goodwill. We will continue to amortize the specific intangible associated with management contracts.

     JONES LANG WOOTTON MERGER

     On March 11, 1999, LaSalle Partners merged its business with that of JLW and changed its name to Jones Lang LaSalle Incorporated. In accordance with the purchase and sale agreements, we issued 14.3 million shares of our common stock on March 11, 1999, plus $6.2 million in cash (collectively, the "Consideration") in connection with the acquisition of the property and asset management, advisory and other real estate businesses operated by a series of JLW partnerships and corporations in Europe, Asia, Australia, North America and New Zealand. Approximately 12.5 million of the shares were issued to former JLW equity owners (having both direct and indirect ownership) and 1.8 million of the shares were placed in an employee stock ownership trust ("ESOT") to be distributed by December 31, 2000 to selected employees of the former JLW entities. Included in the total ESOT shares are .9 million shares that were allocated on March 11, 1999 and .2 million that were allocated on December 31, 1999, with the remaining .7 million shares allocated by December 31, 2000. Issuance of the shares was not registered under the U.S. securities laws, and the shares were generally subject to a contractual one-year restriction on sale.

     Included in the 14.3 million shares originally issued were 1.2 million shares which were subject to a post-closing net worth adjustment. The procedures related to the post-closing net worth calculation were completed during the third quarter of 1999 and resulted in 0.5 million shares being retained by us and an additional $0.5 million in cash consideration being due to certain of the former JLW owners.

     The transaction, which was principally structured as a share exchange, has been treated as a purchase and is being accounted for using both APB Opinion No. 16, "Business Combinations" and APB Opinion No. 25, "Accounting for Stock Issued to Employees" as reflected in the following table. Accordingly, JLW's operating results have been included in our results as of March 1, 1999, the effective date of the merger for accounting purposes.


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
                                      ====            ====

     As noted in the previous table, 7.2 million shares, or 52% of the shares issued, are subject to accounting under APB Opinion No. 16. The value of those shares totaled $141.8 million for accounting purposes based on the five-day average closing stock price surrounding the date the financial terms of the merger with JLW were substantially complete, discounted at a rate of 20% for transferability restrictions. The value of the shares, in addition to a cash payment of approximately $6.2 million and capitalizable transaction costs of approximately $15.8 million were allocated to the identifiable assets acquired and liabilities assumed, based on our estimate of fair value, which totaled $247.5 million and $245.9 million, respectively. Included in the assets acquired was $32.2 million in cash. Included in the liabilities assumed was $47.4 million of obligations to former partners for undistributed earnings, all of which was paid by December 31, 2000. The resulting excess purchase price of $162.2 million was allocated to goodwill which is being amortized on a straight-line basis over 40 years based on our estimate of useful lives. As discussed in Note 2, as a result of the adoption of SFAS 142, effective January 1, 2002, we will cease amortizing the net carrying value of this goodwill.

     The remaining 6.6 million shares, or 48% of the shares issued, and $.5 million in cash paid are subject to accounting under APB Opinion No. 25. Accordingly, shares issued are being accounted for as compensation expense or deferred compensation expense to the extent they are subject to forfeiture or vesting provisions. Included in the 6.6 million shares are
1.3 million shares that are subject to variable stock award plan accounting. The remaining 5.3 million shares and the $.5 million in cash paid are subject to fixed stock award plan accounting. As of December 31, 2000, all compensation expense related to these shares has been recognized, therefore, there is no such expense after December 31, 2000. Compensation expense related to these shares for the year ended December 31, 2000 and December 31, 1999 totaled $85.8 million and $101.6 million, respectively.


(4)  DISPOSITION

     Effective December 31, 1996, we sold our Construction Management business and certain related assets to a former member of management for a $9.1 million note. The note, which is secured by the current and future assets of the business, is due December 31, 2006 and bears interest at rates of 6.8% to 10.0%, with interest payments due annually. Annual principal repayments began in January 1998. The outstanding balance of this loan as of December 31, 2001 is $6.1 million. The payments due under the terms of this note are current.

     Under the terms of the Asset Purchase Agreement, we agreed to provide certain financial assistance and administrative and financial services, at cost, beginning in January 1997. The nature of these arrangements prohibited us from recognizing the sale as a divestiture prior to December 31, 1999. We accounted for the results of operations, including principal and interest received on the note, in a method similar to the equity method of accounting. As such, principal and interest received under the note were treated as a reduction of such net assets and as a reserve, if necessary, for any anticipated financial exposure under the terms of the Asset Purchase Agreement with the remainder recognized as income. Related revenue of $1.8 million has been recognized during 1999 and has been reflected in Fee Based Services in the accompanying Consolidated Statements of Earnings.

     As of December 31, 1999, we had received substantial principal payments on the note receivable and were no longer obligated to provide financial assistance to the Construction Management business under the Asset Purchase Agreement. Accordingly, we recognized the disposition as a divestiture at December 31, 1999 with a resulting gain of $7.5 million in the 1999 Consolidated Statement of Earnings.

(5)  SHARE REPURCHASE

     On February 6, 2001, we announced that our Board of Directors approved a share repurchase program authorizing purchases of up to $10.0 million.
On March 8, 2001, we repurchased and cancelled 473,962 shares of our own common stock at a price of $14.65 per share, totaling $6.9 million. Our Board of Directors has increased the total amount authorized for share repurchase back to $10.0 million. As of December 31, 2001, no further purchases have taken place under this program and, therefore, we have $10.0 million currently authorized for share repurchases.

(6)  NON-RECURRING AND RESTRUCTURING CHARGES

     During 2001, we incurred non-recurring and restructuring charges. Non-recurring charges include the write-down of our investments in e-commerce, reserves against potential liabilities associated with the bankruptcy of two insurance providers and the asset impairment costs associated with the global restructuring program, including the exit of certain non-strategic business lines and the realignment of our business in Asia Pacific. Restructuring charges include severance and professional fees associated with the realignment of our business and exiting certain non-strategic business lines. The following table lists these charges and associated tax effect. (Amounts in millions)

                               Pre-Tax     Tax      Post-Tax
                              --------   --------   --------
E-commerce investment
  impairment. . . . . . .        18.0        2.9       15.1
Insolvent insurance
  providers . . . . . . .         1.9        0.6        1.3
Asset impairments related
  to business realignment
  and restructuring . . .        13.4        3.3       10.1
Severance and other costs
  associated with business
  realignment and restruc-
  turing. . . . . . . . .        43.9       14.5       29.4
                                 ----       ----       ----
                                 77.2       21.3       55.9
                                 ====       ====       ====

     E-COMMERCE INVESTMENT IMPAIRMENT

     We reviewed our e-commerce investments on an investment by investment basis, evaluating actual business performance against original expectations, projected future performance and associated cash flows, and capital needs and availability. As a result of this evaluation, we determined that our investments in e-commerce were impaired, and took a charge of $18.0 million (including contractual commitments of $0.4 million, to be funded in 2002) during 2001 to fully write off these investments.

     INSOLVENT INSURANCE PROVIDERS

     The charges relating to insurance providers are the result of two of our insurance providers, HIH Insurance Ltd. ("HIH") and Independent Insurance ("Independent"), becoming insolvent during 2001.

     HIH provided public liability coverage to the Australian operations of JLW for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring at properties for which we had property management responsibilities. At the date of the insolvency, there were approximately 30 claims relating to this period that were in varying stages of litigation. During 2001, we established a reserve of $1.6 million to provide for the exposure relating to HIH. Due to the nature of these claims, it is possible that future claims may be made. At December 31, 2001, we had settled six of these claims at a cost of $99,000. In addition, professional fees of $51,000 have also been incurred. There was one large complex claim, with multiple defendants and plaintiffs, which we believed was covered by another class of insurance. Due to the likely existence of coverage, we did not believe we would incur additional costs related to this one large claim, and therefore, no reserve was established for this claim.

     Independent has provided professional liability coverage for a number of years to our Europe and Asia Pacific OOS segments and the Europe region of our Investment Management segment. We have taken a total charge of $0.3 million in 2001 to provide against insurance receivables and expense prepaid insurance premiums related to Independent.

     ASSET IMPAIRMENTS RELATED TO BUSINESS REALIGNMENT AND RESTRUCTURING

     In the third quarter of 2001, we finalized our decision to exit the non-strategic residential land investment business in the Americas region of the Investment Management segment. We have begun a process of significantly reducing our ongoing involvement in the day to day management of our associated co-investments and are actively seeking and reviewing opportunities to exit these co-investments. The charges associated with the exiting of the residential land investment businesses consists of an impairment provision of $3.5 million against the carrying value of certain residential land co-investments where we have determined that we intend to no longer fund beyond contractual commitments. The balance sheet value of these residential land co-investments at December 31, 2001 was $4.2 million. In addition, we have provided guarantees of $3.7 million, offset by a cross guarantee from another investor of $2.0 million.

     In the last six months of 2001, and in response to the global economic slowdown, we implemented a broad based restructuring of our worldwide business. This restructuring included the closing, downsizing and consolidation of offices in all parts of our business. The cost of these actions, including the write off of leasehold improvements and provision against future lease costs for abandoned space was $8 million. In addition, approximately $500,000 of goodwill was impaired in Europe as a result of our decision to exit certain businesses in certain countries.

     The Asia Pacific business is undergoing a realignment from a traditional geographic structure to one that is managed according to business lines. Included in this realignment was a decision to exit an arrangement with a third party in Indonesia whereby the third party acted as our agent. This decision resulted in the write off of a $1 million receivable from this third party.

     SEVERANCE AND OTHER COSTS ASSOCIATED WITH BUSINESS REALIGNMENT AND RESTRUCTURING

     As noted, in the last six months of 2001, we implemented a broad based restructuring of our business. This restructuring is expected to reduce worldwide headcount by approximately 650 people. The majority of these actions were implemented and communicated late in the fourth quarter of 2001, although local statutory considerations resulted in a significant number of affected employees either leaving our employment or receiving their termination payments in early 2002. The total charge for severance and related costs was $43.9 million in 2001. Of these costs, $9.9 million had been paid at December 31, 2001 with the balance anticipated to be paid out in 2002. Included in the $43.9 million was $40 million of severance costs and approximately $3 million of professional fees. The balance of the expenses included relocation and other severance related expenses.

     The following table details the consolidated non-recurring and restructuring charges by segment (amounts in millions):

                                         Twelve Months Ended
                                          December 31, 2001
                                        ---------------------
                                           Non-      Restruc-
                                         Recurring    turing
                                         ---------   --------
  OWNER & OCCUPIER SERVICES
    Americas. . . . . . . . . . . . . .       18.9       16.0
    Europe. . . . . . . . . . . . . . .        1.5       21.1
    Asia Pacific. . . . . . . . . . . .        3.2        9.4

  INVESTMENT MANAGEMENT . . . . . . . .        3.9        1.1
  CORPORATE . . . . . . . . . . . . . .        0.3        1.8
                                              ----       ----
          Consolidated. . . . . . . . .       27.8       49.4
                                              ====       ====

     There were no similar charges in 2000. The non-recurring charges incurred in 2000 consisted of merger-related stock compensation expense resulting from the JLW Merger.

     MERGER RELATED INTEGRATION AND TRANSACTION EXPENSES

     As a result of the acquisition of Compass in late 1998 and the JLW merger in 1999, we incurred substantial non-recurring integration and transition expenses through December 31, 1999. These expenses can be grouped into the following categories ($ in millions):

                                              Twelve Months
                                                  Ended
                                              December 31,
                                                  1999
                                              -------------
  Severance and other payroll costs . .          $24.7
  Marketing and branding initiatives. .            8.7
  Professional fees . . . . . . . . . .            7.9
  Travel/meeting costs. . . . . . . . .            4.7
  Office closures . . . . . . . . . . .            3.8
                                                 -----
      Total . . . . . . . . . . . . . .          $49.8
                                                 =====

     The severance and other payroll costs primarily relate to the redundancy costs associated with the costs of reengineering the back-office service delivery model in the United States, former LaSalle Partners employees who were made redundant as a result of these transactions and redundancies across the three former companies that were not anticipated or planned at the original transaction dates. The integration efforts post the JLW merger resulted in certain excess LaSalle Partners offices in the United States being identified. The closure of these offices incurred expense including the write off of leasehold improvements, furniture and equipment together with an estimate of the lease obligation from the date that the office was vacated. The former JLW legal entities incurred significant audit, legal and other professional fees related to the ongoing regulatory process that could not be capitalized under APB 16. Profes-sional fees were also incurred with regard to both the integration of technology and communication systems and the back-office review discussed above.

     As a result of the JLW Merger, a significant and aggressive global re-branding initiative was launched to better communicate the strengths of the new business and its global platform. This included logo design, creation and installation of new signage on all office buildings, purchase of new letterhead and business cards and creation of new marketing materials. The complexity of the JLW merger and the importance to the merged business of employee retention meant that it was essential there was proper communication and understanding of the merger and the one firm concept within the respective firms. To facilitate this, a number of meetings were held with global attendees. In addition, our senior management held a number of meetings around the world to better inform clients, analysts and investors on the benefits of the JLW merger.

(7)  BUSINESS SEGMENTS

     We manage our business along a combination of geographic and functional lines. Operations are reported as four business segments: the three geographic regions of Owner and Occupier Services ("OOS"), (i) Americas, (ii) Europe and (iii) Asia Pacific, which offer our full range of corporate, investor, and capital markets services, and (iv) Investment Management which offers investment management services on a global basis. The OOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively, "implementation services") and property management, corporate property services, project and development management services (collectively, "management services"). The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals.

     Total revenue by industry segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. We allocate all expenses, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Merger related non-recurring charges were not allocated to the segments.

     During the third quarter of 2001, we changed our measure of segment operating results to exclude non-recurring and restructuring charges.
Prior year results were not materially impacted by this change. See Note 6 for a detailed discussion of these non-recurring and restructuring charges.

We have determined that it is not meaningful to investors to allocate these non-recurring and restructuring charges to its segments. In addition, our chief operating decision maker measures the segment results without these charges allocated.

     Summarized financial information by business segment for 2001, 2000 and 1999 are as follows ($ in thousands):

                                      2001        2000        1999
                                    --------    --------    --------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services . . .   $153,713     181,777     164,293
    Management services . . . . .    152,588     139,292     117,395
    Equity earnings . . . . . . .        366         478         873
    Other services. . . . . . . .      1,665         847       1,970
    Gain on sale of business. . .      --          --          7,502
    Intersegment revenue. . . . .      1,191       1,898       3,661
                                    --------    --------    --------
                                     309,523     324,292     295,694
  Operating expenses:
    Compensation, operating and
      administrative expenses . .    257,531     275,881     246,047
    Depreciation and
      amortization. . . . . . . .     24,138      21,505      19,905
                                    --------    --------    --------
          Operating income. . . .   $ 27,854      26,906      29,742
                                    ========    ========    ========

 EUROPE
  Revenue:
    Implementation services . . .   $248,287     273,093     200,939
    Management services . . . . .     96,417      81,087      54,217
    Other services. . . . . . . .      3,532       2,227       2,997
                                    --------    --------    --------
                                     348,236     356,407     258,153
  Operating expenses:
    Compensation, operating and
      administrative expenses . .    294,574     303,716     220,427
    Depreciation and
      amortization. . . . . . . .     12,652      11,713       8,106
                                    --------    --------    --------
          Operating income. . . .   $ 41,010      40,978      29,620
                                    ========    ========    ========

                                      2001        2000        1999
                                    --------    --------    --------
 ASIA PACIFIC
  Revenue:
    Implementation services . . .   $ 78,693      91,196      83,359
    Management services . . . . .     47,945      41,853      36,617
    Other services. . . . . . . .      1,878       2,069         437
                                    --------    --------    --------
                                     128,516     135,118     120,413

  Operating expenses:
    Compensation, operating and
      administrative expenses . .    121,935     128,841     106,221
    Depreciation and
      amortization. . . . . . . .      6,951       6,102       5,004
                                    --------    --------    --------
          Operating income
            (loss). . . . . . . .   $   (370)        175       9,188
                                    ========    ========    ========

 INVESTMENT MANAGEMENT
  Revenue:
    Implementation services . . .   $  2,387       7,228      11,630
    Advisory fees . . . . . . . .     85,841      85,261      67,560
    Equity earnings . . . . . . .      8,194      16,215       5,447
    Other services. . . . . . . .        170          85         203
    Intersegment revenue. . . . .      --          --            136
                                    --------    --------    --------
                                      96,592     108,789      84,976
  Operating expenses:
    Compensation, operating and
      administrative expenses . .     71,216      80,844      69,767
    Depreciation and
      amortization. . . . . . . .      3,679       3,806       3,661
                                    --------    --------    --------
          Operating income. . . .   $ 21,697      24,139      11,548
                                    ========    ========    ========

Total segment revenue . . . . . .   $882,867     924,606     759,236
Intersegment revenue
  eliminations. . . . . . . . . .     (1,191)     (1,898)     (3,797)
                                    --------    --------    --------
          Total revenue . . . . .    881,676     922,708     755,439
                                    --------    --------    --------
Total segment operating
  expenses. . . . . . . . . . . .    792,676     832,408     679,138
Intersegment operating
  expense eliminations. . . . . .     (1,191)     (1,898)     (3,797)
                                    --------    --------    --------
          Total operating expenses
           before non-recurring and
           restructuring charges.    791,485     830,510     675,341
                                    --------    --------    --------
          Non-recurring and
           restructuring charges.     77,232      85,795     151,401
                                    --------    --------    --------
          Operating income
           (loss) . . . . . . . .   $ 12,959       6,403     (71,303)
                                    ========    ========    ========

     Identifiable assets by segment are those assets that are used by or are a result of each segment's business. Corporate assets are principally cash and cash equivalents, office furniture and computer hardware and software.

     The following table reconciles segment identifiable assets to consolidated assets, investments in real estate ventures to consolidated investments in real estate ventures and fixed asset expenditures to consolidated fixed asset expenditures. Certain 2000 amounts have been reclassified to conform with the 2001 presentation.


                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                     2001                              2000                    1999
                       --------------------------------   -------------------------------    --------
                                    Invest-                           Invest-
                                    ments       Fixed                 ments      Fixed        Fixed
                          Identi-   in Real     Asset       Identi-   in Real    Asset        Asset
                          fiable    Estate      Expen-      fiable    Estate     Expen-       Expen-
                          Assets    Ventures   ditures      Assets    Ventures   ditures      ditures
($ in thousands)         --------   --------   --------    --------   --------   --------    --------

Owner and Occupier
 Services:
   Americas . . . . .    $331,130      3,127     10,525     398,520     13,522     14,819      19,294
   Europe . . . . . .     222,288      --        15,625     238,690      --        16,964      10,328
   Asia Pacific . . .     149,004      --        13,535     147,948      --         9,590       5,887

Investment Management     101,896     53,772        647     108,261     61,043      1,976       3,999

Corporate . . . . . .      31,409      --         2,221      20,626      --         2,757         763
                         --------   --------   --------    --------   --------   --------    --------
Consolidated. . . . .    $835,727     56,899     42,553     914,045     74,565     46,106      40,271
                         ========   ========   ========    ========   ========   ========    ========



     We conduct business in two countries which individually comprise over 10% of total revenue and total assets in 2001. Geographic segment information is as follows ($ in thousands):

                                        Total         Total
                                       Revenue        Assets
                                       --------      --------
    United States . . . . . . . .      $359,785       426,513
    United Kingdom. . . . . . . .       185,028       172,989
    Other foreign countries . . .       336,863       236,225
                                       --------      --------
                                       $881,676       835,727
                                       ========      ========


(8)  INVESTMENTS IN REAL ESTATE VENTURES

     We invest in certain real estate ventures that own and operate commercial real estate. These investments include non-controlling ownership interests generally ranging from less than 1% to 49.5% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements. As such, we recognize our share of the underlying profits and losses of the ventures as revenue in the accompanying Consolidated Statements of Earnings. We are generally entitled to operating distributions in accordance with our respective ownership interests. We have made capital contributions to the ventures and had remaining commitments to certain ventures for additional capital contributions, excluding amounts reported below relating to LaSalle Investment Limited Partnership, of approximately $2.3 million as of December 31, 2001. Substantially all venture interests are held by corporate subsidiaries of Jones Lang LaSalle. Accordingly, our exposure to liabilities and losses of the ventures is limited to our existing capital contributions and remaining capital commitments. To the extent that our investment basis may differ from our share of the equity of an unconsolidated investment, such difference would be amortized over the depreciable lives of the investee's investment assets.

     Effective January 1, 2001, in order to broaden our co-investment capabilities, we established LaSalle Investment Limited Partnership ("LILP") as our investment vehicle for substantially all new co-investments. At December 31, 2001 we had committed capital of euro 102.7 million ($91.1 million), which is equivalent to 49.5% of capital committed to LILP. See note 18 for information on commitments in 2002. We anticipate that LILP will require this capital over the next three to five years. Actual cash funded to LILP through December 31, 2001 was euro 4.3 million ($3.9 million). The balance of LILP is held primarily by institutional investors, including a significant shareholder in Jones Lang LaSalle. In addition, our Chairman and certain other Directors of Jones Lang LaSalle are investors in LILP on equivalent terms to other investors. The investment in LILP is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements.

     LILP has and will invest in certain real estate ventures that own and operate commercial real estate. LILP generally invests via limited partnerships and intends to own 10% or less of the respective ventures. LILP has no external debt, nor any current intention to leverage its partners' capital. LILP has made capital commitments to the ventures of $50.2 million during the year, of which $42.3 million remained unfunded at December 31, 2001. LILP's exposure to liabilities and losses of the ventures is limited to its existing capital contributions and remaining capital commitments.

     The following table summarizes the financial statements of LILP ($ in thousands):

                                                      2001
                                                   ----------
           Balance Sheet
             Investments in real estate . . . .    $    6,721
                                                   ----------
           Total Assets . . . . . . . . . . . .    $    9,368
                                                   ==========

           Mortgage indebtedness. . . . . . . .    $    --
                                                   ----------
           Total Liabilities (1). . . . . . . .    $    2,570
                                                   ==========
           Total Equity . . . . . . . . . . . .    $    6,798
                                                   ==========
           Statement of Operations
             Revenues . . . . . . . . . . . . .    $      131
             Net Loss . . . . . . . . . . . . .    $     (129)
                                                   ==========

     (1) Total liabilities relate to capital amounts to be refunded to LILP investors.

     The following table summarizes the combined financial information for the unconsolidated ventures (including those that are held via LILP), accounted for under the equity method of accounting ($ in thousands):

                                    2001        2000         1999
                                 ----------   ---------    ---------
Balance Sheet:
    Investments in real estate. .$2,432,609   2,661,699    2,081,747
    Total assets. . . . . . . . .$2,628,599   3,010,544    2,603,815
                                 ==========   =========    =========
    Mortgage indebtedness . . . .$  837,243   1,019,752      695,442
    Total liabilities . . . . . .$1,166,436   1,509,112    1,327,824
                                 ==========   =========    =========
    Total equity. . . . . . . . .$1,462,163   1,501,432    1,275,991
                                 ==========   =========    =========

Investments in real estate
  ventures. . . . . . . . . . . .$   56,899      74,565       66,538

Statements of Operations:
    Revenues. . . . . . . . . . .$  370,395     671,713      403,557
    Net earnings. . . . . . . . .$  109,201     225,529      115,571
                                 ==========   =========    =========
Equity in earnings from
  real estate ventures. . . . . .$    8,560      16,693        6,218
                                 ==========   =========    =========

     During 2001, 2000 and 1999, we made loans to certain of these real estate ventures, of which $7.6 million, $5.7 million and $6.7 million were outstanding at December 31, 2001, 2000 and 1999, respectively, and are included in Notes Receivable and Advances to Real Estate Ventures and Long-Term Receivables, Net in the accompanying Consolidated Balance Sheets. These notes, which bear interest rates of 7.25% to 8.0%, are to be repaid by 2008. With respect to certain co-investment indebtedness, we also have repayment guarantees outstanding at December 31, 2001 of $6.8 million. Included in the $6.8 million are residential land co-investment indebtedness guarantees of $3.7 million, which are offset by a cross guarantee from another investor in the amount of $2.0 million.

     Included in our investment in real estate ventures at December 31, 2000 was an investment in LaSalle Hotel Properties ("LHO"), a real estate investment trust, which completed its initial public offering in April 1998. We provided advisory, acquisition and administrative services to LHO for which we received a base advisory fee calculated as a percentage of net operating income, as well as performance fees based on growth in funds from operations on a per share basis. Such performance fees were paid in the form of LHO common stock or units, at our option. LHO was formed with 10 hotels, we had a nominal co-investment in, and investment advisory agreement with, nine of these hotels. We contributed our ownership interests in the hotels as well as the related performance fees to LHO for an effective ownership interest of approximately 6.4%. Effective
January 1, 2001, the service agreement with LHO was terminated and LHO became a self-managed real estate investment trust. As a result of the terminated service agreement, we changed our method of accounting for LHO to the cost method. On February 1, 2001, we sold our investment in LHO and recognized a gain of $2.7 million.


(9)  DEBT

     CREDIT FACILITIES

     During the first half of 2000, we increased our unsecured credit agreement from $380 million to $425 million through the addition of five banks to the credit group. This total was comprised of a $250 million revolving facility maturing in October 2002 and a $175 million term facility, which was scheduled to mature on October 15, 2000.

     On July 26, 2000, we closed our offering of euro 165 million aggregate principal amount of 9.0% Senior Notes, due 2007 (the "Euro Notes"). The net proceeds of $148.6 million were used to repay borrowings under the $175 million term facility that matured on October 15, 2000. The Euro Notes were issued by Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly owned subsidiary of Jones Lang LaSalle. On August 29, 2000, the remaining borrowings under the term facility were fully repaid using proceeds from the revolving credit facility and the term facility was terminated.

     On September 21, 2001, we increased our unsecured credit agreement from $250 million to $275 million, reduced the number of participating banks to eleven from fourteen and extended the maturity date to September 2004 from the original due date of October 2002.

      As of December 31, 2001, we had $275 million available under the revolving credit facility for working capital needs, investments and acquisitions. We also had the Euro Notes of euro 165 million and, under the terms of the revolving credit facility, the authorization to borrow up to $50 million under local overdraft facilities. As of December 31, 2001, there was $59.9 million outstanding under the revolving credit facility, euro 165 million ($146.8 million), of borrowings under the Euro Notes, and short-term borrowings of $15.5 million.

     The revolving credit facility and the Euro Notes (the "Facilities") are guaranteed by certain of our subsidiaries. With respect to the revolving credit facility, we must maintain a certain level of consolidated net worth and a ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"). We must also meet a minimum interest coverage ratio and minimum liquidity ratio. As part of the global restructuring initiative, we obtained the approval of our bank group to vary certain of these ratios to reflect the non-recurring and restructuring charges. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is also required for certain levels of co-investment. There are no covenants or triggers related to a change in credit rating or a material adverse change. The revolving credit facility bears variable rates of interest based on market rates. Prior to 2001, we had used interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate. The effective interest rate on the Facilities was 7.48% for the year ended December 31, 2001.

     We have various interest-bearing overdraft facilities and short-term credit facilities of subsidiaries in Europe and Asia Pacific. Of the $50 million authorized under the revolving credit facility for local overdraft borrowings, we have facilities totaling $37.5 million, of which $8.4 million was outstanding as of December 31, 2001.

(10) LEASES

     We lease office space in various buildings for our own use. The terms of these non-cancelable operating leases provide for us to pay base rent and a share of increases in operating expenses and real estate taxes in excess of defined amounts. We also lease equipment under both operating and capital lease arrangements.

     Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years ending December 31 and thereafter are as follows ($ in thousands):

                                   Operating    Capital
                                    Leases      Leases
                                   ---------    --------
           2002 . . . . . . . . .   $ 39,083    $    666
           2003 . . . . . . . . .     32,773         630
           2004 . . . . . . . . .     25,205         398
           2005 . . . . . . . . .     16,425         373
           2006 . . . . . . . . .     13,071          93
           Thereafter . . . . . .     16,927          52
                                    --------    --------
                                    $143,484       2,212
                                    ========
           Less:  Amount repre-
             senting interest . .                    304
                                                --------
           Present value of
             minimum lease
             payments . . . . . .               $  1,908
                                                ========

     The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2001 was $11.9 million.

     Assets recorded under capital leases in our Consolidated Balance Sheet at December 31, 2001 and 2000 are as follows ($ in thousands):

                                                2001        2000
                                              --------    --------
           Furniture, fixtures and equipment  $  2,170       2,862
           Computer equipment and software       2,708       3,148
           Automobiles                           1,845       1,912
           Leasehold improvements                3,179       3,337
                                              --------    --------
                                                 9,902      11,259
           Less accumulated depreciation
             and amortization                   (7,321)     (7,274)
                                              --------    --------
           Net assets under capital leases    $  2,581       3,985
                                              ========    =========

     Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

     Rent expense was $45.5 million, $44.0 million and $45.0 million during 2001, 2000 and 1999, respectively.

(11) INCOME TAXES

     For the year ended December 31, 2001, 2000 and 1999, our provision for income taxes consisted of the following ($ in thousands):

                                    Year Ended December 31,
                           ----------------------------------------
                               2001           2000           1999
                             --------       --------       --------
U.S. Federal:
  Current . . . . . . .      $   --         $  --          $(11,762)
  Deferred tax. . . . .        (2,216)           498          2,570
                             --------       --------       --------
                               (2,216)           498         (9,192)
                             --------       --------       --------
State and Local:
  Current . . . . . . .         1,063          --            (2,979)
  Deferred tax. . . . .        (1,921)            32            901
                             --------       --------       --------
                                 (858)            32         (2,078)
                             --------       --------       --------

Foreign:
  Current . . . . . . .        13,920         25,220         17,959
  Deferred tax. . . . .        (2,860)        (3,697)        (1,361)
                             --------       --------       --------
                               11,060         21,523         16,598
                             --------       --------       --------

Total . . . . . . . . .      $  7,986       $ 22,053       $  5,328
                             ========       ========       ========

     Income tax expense for 2001, 2000 and 1999 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes (a loss of $7.2 million for the year ended December 31, 2001, a loss of $20.8 million for the year ended December 31, 2000, a loss of $89.5 million for the year ended December 31,
1999) as a result of the following ($ in thousands):

                         2001             2000              1999
                   ---------------- ---------------- ----------------
Computed "expected"
 tax expense
 (benefit). . . . . .$(2,519) 35.0%  $(7,273)  35.0%  $(31,330)  35.0%
Increase (reduction)
 in income taxes
 resulting from:
  Nondeductible
   stock compensa-
   tion expense . . .   --     --     27,433 (132.0%)   34,078 (38.1%)
  State and local
   income taxes,
   net of federal
   income tax benefit   (588)  8.2%       20   (0.1%)   (1,350)  1.5%
  Amortization of
   goodwill and
   other intangibles.  1,195 (16.6%)   1,020   (4.9%)       76  (0.1%)
  Nondeductible
   expenses . . . . .  3,041 (42.3%)   1,606   (7.7%)    2,402  (2.7%)
  Foreign earnings
   taxed at varying
   rates. . . . . . .   (901) 12.5%   (3,655)  17.6%    (1,022)  1.1%
  Valuation
   allowances . . . .  6,943 (96.5%)   1,296   (6.2%)    1,552  (1.7%)

Other, net. . . . . .    815 (11.2%)   1,606   (7.7%)      922  (1.0%)
                     --------------  -------  ------   ------- ------
                     $ 7,986(110.9%) $22,053 (106.0%)  $ 5,328  (6.0%)
                     ==============  =======  ======   ======= ======

     For the years ended December 31, 2001, 2000 and 1999, our income
(loss) before taxes from domestic and international sources are as follows ($ in thousands):

                                        Year Ended December 31,
                                   --------------------------------
                                      2001       2000        1999
                                    --------   --------    --------
    Domestic. . . . . . . . . . .   $(17,635)     3,316     (35,620)
    International . . . . . . . .     10,438    (24,095)    (53,894)
                                    --------   --------    --------
          Total . . . . . . . . .   $ (7,197)   (20,779)    (89,514)
                                    ========   ========    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below ($ in thousands):
                                              December 31,
                                   --------------------------------
                                      2001       2000        1999
                                    --------   --------    --------
Deferred tax assets:
  Accrued expenses. . . . . . . .   $ 16,447   $ 12,154    $ 13,525
  Revenue deferred per SAB 101. .      7,740     10,505       --
  U.S. Federal and state loss
   carryforwards. . . . . . . . .     10,426      5,311       --
  Allowances for uncollectible
   accounts . . . . . . . . . . .      1,683      2,864       3,983
  Foreign tax credit carryforwards     4,410      4,410       3,634
  Foreign loss carryforwards. . .      8,762      6,156       3,326
  Property and equipment. . . . .      3,172      2,437       2,233
  Investments in real estate
    ventures and other
    investments . . . . . . . . .      9,542      --          1,208
  Other . . . . . . . . . . . . .        249        529       1,389
                                    --------   --------    --------
                                      62,431     44,366      29,298
  Less valuation allowances . . .    (12,065)    (3,255)     (2,020)
                                    --------   --------    --------
                                    $ 50,366   $ 41,111    $ 27,278
                                    ========   ========    ========
Deferred tax liabilities:
  Prepaid pension asset . . . . .   $  4,061   $  5,360    $  6,978
  Intangible assets . . . . . . .      6,660      4,242       3,743
  Income deferred for tax purposes     2,400      2,850       3,329
  Investments in real estate
    ventures and other
    investments . . . . . . . . .      --         1,161       --
  Other . . . . . . . . . . . . .      1,130        995       1,820
                                    --------   --------    --------
                                    $ 14,251   $ 14,608    $ 15,870
                                    ========   ========    ========

     In connection with the merger with JLW, we recorded deferred tax assets of $15.6 million and deferred tax liabilities of $8.2 million as part of its purchase price allocation.

     A deferred U.S. tax liability has not been provided on the unremitted earnings of foreign subsidiaries because it is our intent to permanently reinvest such earnings.

     As of December 31, 2001, we had available U.S. Federal net operating loss carryforwards of $18 million which begin to expire in 2019, U.S. state net operating loss carryforwards of $57 million which expire in 2003 through 2020, foreign net operating loss carryforwards of $30 million which begin to expire in 2003, and foreign tax credit carryforwards for U.S. federal income tax purposes of $4.4 million which expire in 2002 through 2004. We do not believe that we will be able to utilize the $4.4 million of foreign tax credit carryforwards, and therefore we have taken a full valuation reserve against this tax credit.

     As of December 31, 2001, we believe that the net deferred tax asset of $36.1 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain foreign net operating loss carryforwards, write-downs related to investments in e-commerce ventures and foreign tax credits, for which utilization is not probable.

(12)  RETIREMENT PLANS

     DEFINED CONTRIBUTION PLANS

     We have a qualified profit sharing plan that incorporates IRC Section 401(k) for our eligible U.S. employees. Contributions under the qualified profit sharing plan are made via a combination of employer match and an annual contribution on behalf of eligible employees. Included in the accompanying Consolidated Statements of Earnings for the years ended December 31, 2001, 2000 and 1999 are employer contributions of $1.7 million, $1.6 million and $2.5 million, respectively. Additionally, in 1999, we expensed $1.7 million of nonrecurring contributions to COMPASS employees as a result of this acquisition. Related trust assets of the Plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements.

     We maintain several defined contribution retirement plans for our eligible non-U.S. employees. Contributions to these plans were approxi-mately $2.4 million, $2.5 million and $2.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     DEFINED BENEFIT PLANS

     We maintain several contributory defined benefit pension plans to provide retirement benefits to eligible employees in certain countries. It is our policy to fund the minimum annual contributions required by applicable regulations.

     Net periodic pension cost consisted of the following ($ in thousands):

                                        2001      2000       1999
                                      --------  --------   --------
     Employer service cost - benefits
       earned during the year . . . . $  7,300  $  6,716   $  5,902
     Interest cost on projected
       benefit obligation . . . . . .    5,575     5,130      3,680
     Expected (return) loss on
       plan assets. . . . . . . . . .   (8,572)   (7,924)    (5,332)
     Net amortization/deferrals . . .    --        --        (1,224)
                                      --------  --------   --------
     Net periodic pension cost. . . . $  4,303  $  3,922   $  3,026
                                      ========  ========   ========

     The change in benefit obligation and plan assets and reconciliation of funded status as of December 31, 2001, 2000 and 1999 are as follows ($ in thousands):
                                        2001      2000       1999
                                      --------  --------   --------
     Change in benefit obligation:
       Projected benefit obligation
         at beginning of year . . . . $ 93,854  $ 89,163   $   --
       Merger with JLW. . . . . . . .    --        --        85,311
       Service cost . . . . . . . . .    7,300     6,716      5,902
       Interest cost. . . . . . . . .    5,575     5,130      3,680
       Plan participants' contribu-
         tions. . . . . . . . . . . .      167       136      --
       Plan amendments. . . . . . . .      379     --         --
       Benefits paid. . . . . . . . .   (3,711)   (2,482)    (1,631)
       Actuarial loss (gain). . . . .  (12,293)    2,144     (4,309)
       Changes in foreign exchange
         rates. . . . . . . . . . . .   (2,673)   (6,953)       210
                                      --------  --------   --------
         Projected benefit obligation
           at end of year . . . . . . $ 88,598  $ 93,854   $ 89,163
                                      ========  ========   ========

                                        2001      2000       1999
                                      --------  --------   --------
     Change in plan assets:
       Fair value of plan assets
         at beginning of year . . . . $119,763  $114,724   $   --
       Merger with JLW. . . . . . . .    --        --       111,197
       Actual return on plan assets .  (17,726)   15,998      5,729
       Plan contributions . . . . . .      714       470      --
       Benefits paid. . . . . . . . .   (3,711)   (2,482)    (2,610)
       Changes in foreign exchange
         rates. . . . . . . . . . . .   (3,518)   (8,947)       408
                                      --------  --------   --------
         Fair value of plan assets
           at end of year . . . . . . $ 95,522  $119,763   $114,724
                                      ========  ========   ========
     Reconciliation of funded status:
       Funded status. . . . . . . . . $  6,924  $ 25,909   $ 25,561
       Unrecognized actuarial loss
         (gain) . . . . . . . . . . .    6,483    (7,582)    (2,153)
       Unrecognized prior service
         cost (credit). . . . . . . .      377     --         --
                                      --------  --------   --------
         Net amount recognized. . . . $ 13,784  $ 18,327   $ 23,408
                                      ========  ========   ========

     The amounts recognized in the accompanying Consolidated Balance Sheet as of December 31, 2001, 2000 and 1999 are as follows ($ in thousands):

                                        2001      2000       1999
                                      --------  --------   --------
     Prepaid pension asset. . . . . . $ 14,384  $ 18,730   $ 23,956
     Accrued pension liability. . . .     (600)     (403)      (548)
                                      --------  --------   --------
     Net amount recognized. . . . . . $ 13,784  $ 18,327   $ 23,408
                                      ========  ========   ========

     For one of the plans, the accumulated benefit obligation exceeded the fair value of the plan assets at December 31, 2001. The related aggregate benefit obligation was $3.0 million and the aggregate fair value of the plan assets was $2.4 million.

     Weighted average assumptions used in developing the projected benefit obligation as of December 31 were generally as follows:

                                        2001      2000       1999
                                      --------  --------   --------
     Discount rate used in
       determining present values . .    6.25%     6.25%      6.25%
     Annual increase in future
       compensation levels. . . . . .    4.00%     4.00%      4.00%
     Expected long-term rate of
       return on assets . . . . . . .    7.50%     7.50%      7.50%

     Plan assets consist of a diversified portfolio of fixed-income investments and equity securities.

(13)  STOCK OPTION AND STOCK COMPENSATION PLANS

     STOCK AWARD AND INCENTIVE PLAN

     In 1997, we adopted the 1997 Stock Award and Incentive Plan ("SAIP") that provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle. Under the plan, the total number of shares of common stock available to be issued is 8,610,000. The options are generally granted at the market value of common stock at the date of grant. The options vest at such times and conditions as the Compensation Committee of our Board of Directors determines and sets forth in the award agreement. Such options granted in 2001, 2000 and 1999 vest over a period of zero to five years. At December 31, 2001, 2000 and 1999, there were 3,860,884, 310,378 and 2,127,662 shares, respectively, available for grant under the SAIP.

     The per share weighted-average fair value of options granted during 2001, 2000 and 1999 was $7.54, $7.42 and $17.63 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
                             2001            2000            1999
                         --------------  -------------   -------------

Expected dividend yield .         0.00%          0.00%           0.00%
Risk-free interest rate .         5.61%          5.20%           6.90%
Expected life . . . . . .  6 to 9 years   6 to 9 years    6 to 9 years
Expected volatility . . .        46.72%         49.17%          47.34%
Contractual terms . . . . 7 to 10 years  7 to 10 years   7 to 10 years

     We account for our stock option and compensation plans under the provisions of SFAS No. 123, which allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and net income per share disclosures for employee option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We have elected to apply the provisions of APB No. 25 in accounting for our stock award and incentive plan, and, accordingly, no compensation cost has been recognized for our stock award and incentive plan in the Consolidated Financial Statements. Had we determined compensation cost based upon the fair value at the date of grant for its options as set forth under SFAS No. 123, our net earnings (loss), basic earnings (loss) per common share and diluted earnings (loss) per common share would have been as follows ($ in thousands, except share data):
                                     2001       2000       1999
                                   --------   --------   --------

Net loss. . . . . . . . . . . . .  $(19,353)  $(61,931)  $(98,767)
Basic loss per common share . . .     (0.64)     (2.49)     (4.37)
Diluted loss per common share . .     (0.64)     (2.49)     (4.37)

     Stock option activity is as follows (shares in thousands):

                      2001              2000              1999
               ------------------ ----------------- ------------------
                        Weighted-         Weighted-          Weighted-
                        Average           Average            Average
                        Exercise          Exercise           Exercise
                Shares   Price    Shares   Price     Shares   Price
                ------- --------- ------- ---------  ------- ---------
Outstanding
 at beginning
 of year. . . . 2,961.7   $22.46  2,011.0  $ 28.67   1,241.9   $26.75
Granted . . . .   603.9    13.12  1,188.7    12.77     997.6    31.45
Exercised . . .    (6.0)   12.25     (4.9)    --       (21.3)   23.25
Forfeited . . .  (231.7)   23.97   (233.1)   27.07    (207.2)   31.39
                -------           -------            -------
Outstanding
 at end of
 year . . . . . 3,327.9   $20.68  2,961.7   $22.46   2,011.0   $28.67
                =======           =======            =======



     The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                               Options Outstanding                    Options Exercisable
         --------------------------------------------------------------------------------------
               Number      Weighted-Average                       Number
Range of   Outstanding at     Remaining                        Exercisable at
Exercise    December 31,     Contractual     Weighted-Average   December 31,   Weighted-Average
Prices         2001             Life          Exercise Price       2001         Exercise Price
-------------------------- ----------------  -----------------  ------------   ----------------
$ 9.31-$14.75   1,544,068        5.70 years            $12.59        316,659            $12.27
$15.00-$21.95     148,032        5.93 years            $16.24         64,688            $17.69
$23.00-$35.06   1,627,792        4.49 years            $28.67      1,227,964            $28.67
$38.00-$43.88       8,000        4.67 years            $38.38          6,800            $38.26
               ----------                                         ----------
$ 9.13-$43.88   3,327,892        5.12 years            $20.68      1,616,111            $25.06
               ==========                                         ==========

     The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                               Options Outstanding                    Options Exercisable
         --------------------------------------------------------------------------------------
               Number      Weighted-Average                       Number
Range of   Outstanding at     Remaining                        Exercisable at
Exercise    December 31,     Contractual     Weighted-Average   December 31,   Weighted-Average
Prices         2000             Life          Exercise Price       2000         Exercise Price
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






     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                               Options Outstanding                    Options Exercisable
         --------------------------------------------------------------------------------------
               Number      Weighted-Average                       Number
Range of   Outstanding at     Remaining                        Exercisable at
Exercise    December 31,     Contractual     Weighted-Average   December 31,   Weighted-Average
Prices         1999             Life          Exercise Price       1999         Exercise Price
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
               ==========                                         ==========



     OTHER STOCK COMPENSATION PROGRAMS

     In November of 2001, we established the Jones Lang LaSalle Savings Related Share Option (UK) Plan ("SAYE") for employees of our UK based operations. Our Compensation Committee approved the reservation of 500,000 shares for the SAYE on May 14, 2001. Under the SAYE plan, employees have a one time opportunity to enter into a tax efficient savings program linked to the option to purchase our stock. The employees' contributions for stock purchases will be enhanced by Jones Lang LaSalle through an additional contribution of 15%. Both employee and employer contributions vest over a period of three to five years. The SAYE plan resulted in the issuance of 219,954 options at an exercise price of $13.63. Our contribution of $528,000 will be recorded as compensation expense over the vesting period which begins January 1, 2002.

     In March of 2000, we awarded 472,500 restricted shares of our common stock with a weighted-average grant-date market value of $12.31 to certain of our employees. These shares are drawn from the SAIP. These shares vest 50% at 34 months from the date of grant, with the remaining 50% vesting at 58 months from the date of grant. The related compensation cost is amortized to expense over the vesting period. Total compensation expense recognized under this program during 2001 and 2000 was $1.2 million and $1.4 million, respectively.

     In 1999, we established a stock compensation program for certain of our employees pursuant to which they were paid a portion of their annual bonus in the form of restricted shares of our common stock. We enhanced the number of shares by 20% with respect to the 1999 plan year, and by 25% with respect to the 2000 and 2001 plan years. Early in 2000, approximately 500,000 shares, having a weighted-average grant-date market value of $11.31 were paid into the program with respect to 1999 bonuses. Of the 500,000 shares paid into the program, 400,000 were drawn from the SAIP, with the remaining being drawn from shares set aside under the Stock Compensation Program detailed below. Early in 2001, approximately 700,000 total shares, having a weighted-average grant-date market value of $13.50 were paid into the program with respect to 2000 bonuses. Of the 700,000 shares paid into the program, 600,000 were drawn from the SAIP, with the remaining being drawn from shares set aside under the Stock Compensation Program detailed below. With respect to 2001 bonuses, we expect to pay approximately 300,000 shares, having a weighted-average grant-date market value of $17.80, into the program in 2002. These restricted shares vest 50% at 18 months from the date of grant, and the remaining 50% vest at 30 months from the date of grant. The related compensation cost is amortized to expense over the service period. The service period consists of the twelve months of the year to which the payment of restricted stock relates, plus the periods over which the shares vest. Total compensation expense recognized with respect to this program for the years ending December 31, 2001, 2000 and 1999 was $6.8 million, $5.1 million and $1.8 million, respectively.

     In 1997 and 1998, we maintained a Stock Compensation Program ("SCP") for eligible employees. Under this program, employee contributions for bonuses for stock purchases were enhanced by us through an additional contribution of 15%. Employee contributions vested immediately while our contributions were subject to various vesting periods. The related compensation cost is amortized to expense over the vesting period. 187,172 total shares were paid into this program. Total compensation expense recognized under the program during 2001, 2000 and 1999 was $172,802, $179,600 and $193,700, respectively. As of December 31, 2001, 177,583 shares have been distributed under this program with the remaining to be distributed in the future. This program was suspended in 1999, therefore no further contributions will be made.

     In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible employees. Under this plan, employee contributions for stock purchases will be enhanced by us through an additional contribution of 15%.

Employee contributions and our contributions vest immediately. As of December 31, 2001, 609,339 shares have been purchased under this plan. During 2001 and 2000, 191,715 shares and 191,459 shares, respectively, having weighted-average grant-date market values of $11.08 and $10.40, respectively, were purchased under the program. No compensation expense is recorded with respect to this program.

(14) TRANSACTIONS WITH AFFILIATES

     We have equity interests in real estate ventures, some of which certain of our officers are trustees, from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements are revenues of $44.9 million, $27.7 million and $30.7 million for 2001, 2000 and 1999, respectively, as well as receivables of $5.5 million, $8.2 million and $7.2 million at December 31, 2001, 2000 and 1999, respectively, related to these equity interests.

     We also earn fees and commissions for services rendered to affiliates of Dai-ichi Life Property Holdings, Inc. and Gothaer Lebensversicherung A.G., two significant stockholders. Included in the accompanying Consolidated Financial Statements are revenues from such affiliates of $9.0 million, $7.6 million and $8.5 million for 2001, 2000 and 1999, respectively, as well as receivables for reimbursable expenses and revenues as of December 31, 2001, 2000 and 1999 of $0.5 million, $2.3 million and $1.5 million, respectively.

     Some members of our Board of Directors are also on the Board of Directors of some of our clients. Included in the accompanying Consoli-dated Financial Statements are revenues of $1.8 million for 2001, as well as receivables of $0.2 million at December 31, 2001 related to these clients.

     Mr. Stuart L. Scott, as well as an entity affiliated with Mr. Scott, are limited partners of Diverse Real Estate Holdings Limited Partnership ("Diverse"). Diverse has an ownership interest in and operates investment assets, primarily as the managing general partner of real estate development ventures. Prior to January 1, 1992, Jones Lang LaSalle earned fees for providing development advisory services to diverse as well as fees for the provision of administrative services. Effective January 1, 1992, Jones Lang LaSalle discontinued charging fees to Diverse for these services. In 1992, Diverse began the process of discontinuing its operations and disposing of its assets. In 2001, Diverse made no payments to Jones Lang LaSalle. At the end of 2001, the total receivable due from Diverse in connection with such fees and interest thereon was $0.7 million.

Mr. Scott directly holds an approximately 13.4% partnership interest in Diverse. In addition, the Stuart Scott Trust, a trust affiliated with Mr. Scott, has a 6.4% partnership interest in Diverse. Diverse did not make distributions to its partners in 2001.

     The outstanding balance of loans to employees at December 31, 2001 is shown in the following table.

                                              2001
                                             ------
           Loans related to
             Co-Investments (1)(2). . . . .    1.3

           Travel, relocation and
             other miscellaneous advances .    1.9
                                              ----
                                               3.2
                                              ====

     (1) These loans have been made to allow employees the ability to participate in investment fund opportunities. With the exception of $150,000 of these co-investment related loans, all loans are nonrecourse loans.

     (2) Included in loans related to co-investments is an advance of $95,000 to an employee who is a member of our Board of Directors.


(15) COMMITMENTS AND CONTINGENCIES

     In our normal course of business, as of December 31, 2001, we had $5.4 million of performance bonds, $5.3 million of letters of credit and $6.8 million of co-investment indebtedness guarantees outstanding. Included in the $6.8 million of co-investment indebtedness are residential land co-investment indebtedness guarantees of $3.7 million, which are offset by a cross guarantee from another investor in the amount of $2.0 million. We do not expect to incur any material losses under these guarantees.

     We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these litigation matters are covered by insurance. We do not expect the ultimate resolution of such litigation matters to have a material adverse effect on our financial position, results of operations or liquidity.

(16)  IMPLEMENTATION OF SAB 101

     During December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on various revenue recognition matters. Historically, we and certain other real estate service companies had recorded the full amount of lease commissions as revenue upon the completion of leasing services and the closing of the transaction, when invoicing for a portion of the commission was to be delayed until actual tenant occupancy. This policy was based upon the fact that we had fulfilled all of our contractual obligations and the likelihood of the tenant defaulting under the lease was extremely remote. Under
SAB 101, such lease commission revenue should be deferred until the parties to the lease contract have fulfilled their respective obligations. We adopted the provisions of SAB 101, retroactively applying them as of January 1, 2000.

     As a result, revenue recognition is now deferred until all parties to the lease contract have fulfilled their respective lease obligations if the fee income is dependent upon those contingencies being removed. This change in accounting policy does not impact the timing or amount of cash flow, or the amount of earnings that we will ultimately recognize.

     Effective January 1, 2000, we recorded a one-time, non-cash, after-tax cumulative effect of a change in accounting principle of $14.2 million, net of taxes of $8.7 million. This adjustment represents revenues of $22.9 million that had been recognized prior to January 1, 2000 that would not have been recognized if the new accounting policy had been in effect in prior years. These revenues will be recognized as the underlying contingencies are satisfied. We recognized $5.8 million and $16.2 million of these revenues in 2001 and 2000, respectively, and expect to recognize the balance of $0.9 million in 2002.

     The new revenue recognition policy meant that revenue associated with transactions in the year 2000 was deferred until 2001 or later. In 2000, we deferred $20.9 million of such revenue. SAB 101 was fully implemented into our accounting systems in 2001.

     The net impact of the implementation of SAB 101 on our 2000 operating income was to reduce the reported operating income by $4.7 million.

     We are unable to estimate the pro-forma impact that the change in accounting principle would have had on 1999 on a stand alone basis. This is because the underlying books and records were not maintained in such a manner as to facilitate the subsequent identification of those transactions where such contingencies existed, or when such contingencies were removed.


(17)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On July 26, 2000, Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly-owned subsidiary of Jones Lang LaSalle, issued 9% Senior Notes with an aggregate principal amount of Euro 165 million, due 2007 (the "Euro Notes"). The payment obligations under the Euro Notes are fully and unconditionally guaranteed by Jones Lang LaSalle Incorporated and certain of its wholly-owned subsidiaries; Jones Lang LaSalle America's Inc., LaSalle Investment Management, Inc., Jones Lang LaSalle International, Inc., Jones Lang LaSalle Co-Investment, Inc., and Jones Lang LaSalle Ltd. (the "Guarantor Subsidiaries"). All of Jones Lang LaSalle Incorporated's remaining subsidiaries (the "Non-Guarantor Subsidiaries") are owned by the Guarantor Subsidiaries. The following supplemental Condensed Consolidating Balance Sheets as of December 31, 2001 and December 31, 2000, Condensed Consolidating Statement of Earnings and Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999 present financial information for (i) Jones Lang LaSalle Incorporated (carrying any investment in subsidiaries under the equity method), (ii) Jones Lang LaSalle Finance B.V. (the issuer of the Euro Notes), (iii) on a combined basis the Guarantor Subsidiaries (carrying any investment in Non-Guarantor Subsidiaries under the equity method) and (iv) on a combined basis the Non-Guarantor Subsidiaries (carrying its investments in JLL Finance under the equity method). Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and Jones Lang LaSalle Incorporated believes that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. In general, historically, Jones Lang LaSalle Incorporated has entered into third party borrowings, financing its subsidiaries via intercompany accounts that are then converted into equity on a periodic basis. Certain Guarantor and Non-Guarantor Subsidiaries also enter into third party borrowings on a limited basis. All intercompany activity has been included as subsidiary activity in investing activities in the Condensed Consolidating Statements of Cash Flows. Cash is managed on a consolidated basis and there is a right of offset between bank accounts in the different groupings of legal entities in the condensed consolidating financial information. Therefore, in certain cases, negative cash balances have not been reallocated to payables as they legally offset positive cash balances elsewhere in Jones Lang LaSalle Incorporated. In certain cases, taxes have been calculated on the basis of a group position that includes both Guarantor and Non-Guarantor Subsidiaries. In such cases, the taxes have been allocated to individual legal entities on the basis of that legal entity's pre-tax income.


                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                           As of December 31, 2001
                                              ($ in thousands)

                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
ASSETS
------
Cash and cash
  equivalents . . . .    $    3,142           52       (2,843)        10,095         --           10,446
Trade receivables,
  net of allowances .           132        --          84,492        137,966         --          222,590
Other current assets.        (4,575)       --          31,389         26,663         --           53,477
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      assets. . . . .        (1,301)          52      113,038        174,724         --          286,513

Property and equipment,
  at cost, less accumu-
  lated depreciation.         4,388        --          48,817         39,298         --           92,503
Intangibles resulting
  from business acquisi-
  tions and JLW merger,
  net of accumulated
  amortization. . . .         --           --         240,063         88,106         --          328,169
Other assets, net . .        26,154        --          68,745         33,643         --          128,542
Investment in
  subsidiaries. . . .       216,825        --         212,452            367      (429,644)        --
                         ----------   ----------   ----------     ----------    ----------    ----------
                         $  246,066           52      683,115        336,138      (429,644)      835,727
                         ==========   ==========   ==========     ==========    ==========    ==========





                              CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED
                                           As of December 31, 2001
                                              ($ in thousands)


                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
Accounts payable and
  accrued liabilities    $   10,572          836       42,568         62,992         --          116,968
Short-term borrowings         --           --           9,147          6,350         --           15,497
Other current
  liabilities . . . .       (81,592)    (207,773)     400,555         43,980         --          155,170
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      liabilities . .       (71,020)    (206,937)     452,270        113,322         --          287,635

Long-term liabilities:
  Credit facilities .         --          59,854        --             --            --           59,854
  9% Senior Notes,
    due 2007. . . . .         --         146,768        --             --            --          146,768
  Other . . . . . . .         2,705        --          14,020          9,575         --           26,300
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total liabilities       (68,315)        (315)     466,290        122,897         --          520,557

Commitments and
 contingencies

Minority interest in
  consolidated
  subsidiaries. . . .         --           --           --               789         --              789

Stockholders' equity.       314,381          367      216,825        212,452      (429,644)      314,381
                         ----------   ----------   ----------     ----------    ----------    ----------
                         $  246,066           52      683,115        336,138      (429,644)      835,727
                         ==========   ==========   ==========     ==========    ==========    ==========



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
                         ==========   ==========   ==========     ==========    ==========    ==========





                              CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED
                                           As of December 31, 2000
                                              ($ in thousands)


                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
Accounts payable and
  accrued liabilities    $   19,553          954       29,351         61,880         --          111,738
Short-term borrowings         --           --           5,174          3,662         --            8,836
Other current
  liabilities . . . .       (49,618)    (242,126)     434,720         44,156         --          187,132
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      liabilities . .       (30,065)    (241,172)     469,245        109,698         --          307,706

Long-term liabilities:
  Credit facilities .         --          85,565        --             --            --           85,565
  9% Senior Notes,
    due 2007. . . . .         --         155,546        --             --            --          155,546
  Other . . . . . . .         4,711        --          11,862         15,750         --           32,323
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total liabilities       (25,354)         (61)     481,107        125,448         --          581,140

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
                         ==========   ==========   ==========     ==========    ==========    ==========



                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                    For the year ended December 31, 2001
                                              ($ in thousands)


                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
Revenue . . . . . . .    $    --           --         426,640        455,036         --          881,676
Equity earnings (loss)
  from subsidiaries .        (3,045)       --           9,768            263        (6,986)        --
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total revenue . .        (3,045)       --         436,408        455,299        (6,986)      881,676

Operating expenses
  before non-opera-
  tional non-recurring
  and restructuring
  charges . . . . . .        17,884           32      370,686        402,883         --          791,485
Non-recurring and
  restructuring
  charges . . . . . .           569        --          46,664         29,999         --           77,232
                         ----------   ----------   ----------     ----------    ----------    ----------
    Operating income
      (loss). . . . .       (21,498)         (32)      19,058         22,417        (6,986)       12,959

Interest expense, net
  of interest income.        (4,344)        (756)      15,369          9,887         --           20,156
                         ----------   ----------   ----------     ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest. . . .       (17,154)         724        3,689         12,530        (6,986)       (7,197)






                          CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED
                                    For the year ended December 31, 2001
                                              ($ in thousands)



                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
Net provision (benefit)
  for income taxes. .        (1,743)         461        6,734          2,534         --            7,986
Minority interests in
  earnings of
  subsidiaries. . . .         --           --           --               228         --              228
                         ----------   ----------   ----------     ----------    ----------    ----------

Net earnings (loss) .    $  (15,411)         263       (3,045)         9,768        (6,986)      (15,411)
                         ==========   ==========   ==========     ==========    ==========    ==========







                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                    For the year ended December 31, 2000
                                              ($ in thousands)


                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
Revenue . . . . . . .    $    --           --         433,890        488,818         --          922,708
Equity earnings (loss)
  from subsidiaries .        49,064        --          55,832            110      (105,006)        --
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total revenue . .        49,064        --         489,722        488,928      (105,006)      922,708

Operating expenses
  before merger re-
  lated non-recurring
  charges . . . . . .        17,565            2      408,690        404,253         --          830,510
Merger related non-
  recurring charges .        79,908        --           3,433          2,454         --           85,795
                         ----------   ----------   ----------     ----------    ----------    ----------
    Operating income
      (loss). . . . .       (48,409)          (2)      77,599         82,221      (105,006)        6,403

Interest expense, net
  of interest income.         7,931         (209)      16,245          3,215         --           27,182
                         ----------   ----------   ----------     ----------    ----------    ----------
    Earnings (loss)
      before provision
      for income taxes
      and minority
      interest. . . .       (56,340)         207       61,354         79,006      (105,006)      (20,779)






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
                         ==========   ==========   ==========     ==========    ==========    ==========




                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                For the Twelve Months Ended December 31, 2001
                                              ($ in thousands)
                         Jones Lang                                              Consoli-
                          LaSalle     Jones Lang                                  dated
                        Incorporated   LaSalle                                  Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor    LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Incorporated
                        ------------  ----------  ------------  -------------  ------------
Cash flows provided by
  operating activities   $  (10,653)          34       37,061         27,661        54,103

Cash flows provided by
 (used in) investing
 activities:
  Net capital additions-
   property and equip-
   ment . . . . . . .        (2,346)       --         (16,309)       (17,137)      (35,792)
  Other acquisitions and
   investments, net of
   cash acquired and
   transaction costs.         --           --          (5,129)          (284)       (5,413)
  Subsidiary activity        23,139       25,576       (7,039)       (41,676)        --
  Investments in real
   estate ventures. .         --           --         (11,723)        20,379         8,656
                         ----------   ----------   ----------     ----------    ----------
    Net cash provided by
     (used in) investing
     activities . . .        20,793       25,576      (40,200)       (38,718)      (32,549)






                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED
                                For the Twelve Months Ended December 31, 2001
                                              ($ in thousands)


                         Jones Lang                                              Consoli-
                          LaSalle     Jones Lang                                  dated
                        Incorporated   LaSalle                                  Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor    LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Incorporated
                        ------------  ----------  ------------  -------------  ------------
Cash flows provided by
 (used in) financing
 activities:
  Net borrowings under
   credit facility. .        (1,824)     (25,710)       3,961          2,485       (21,088)
  Shares repurchased.       (11,060)       --           --             --          (11,060)
  Common stock issued
   under stock option
   plan and stock
   purchase programs.         2,197        --           --             --            2,197
                         ----------   ----------   ----------     ----------    ----------
    Net cash provided by
     (used in) financing
     activities . . .       (10,687)     (25,710)       3,961          2,485       (29,951)
                         ----------   ----------   ----------     ----------    ----------
Net increase (decrease)
  in cash and cash
  equivalents . . . .          (547)        (100)         822         (8,572)       (8,397)
Cash and cash equiva-
  lents, beginning
  of period . . . . .         3,689          152       (3,665)        18,667        18,843
                         ----------   ----------   ----------     ----------    ----------
Cash and cash equiva-
  lents, end of period   $    3,142           52       (2,843)        10,095        10,446
                         ==========   ==========   ==========     ==========    ==========



                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                For the Twelve Months Ended December 31, 2000
                                              ($ in thousands)
                         Jones Lang                                              Consoli-
                          LaSalle     Jones Lang                                  dated
                        Incorporated   LaSalle                                  Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor    LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Incorporated
                        ------------  ----------  ------------  -------------  ------------
Cash flows provided by
  operating activities   $   11,070        1,064       45,913         82,293       140,340

Cash flows provided by
 (used in) investing
 activities:
  Net capital additions-
   property and equip-
   ment . . . . . . .        (2,433)       --         (19,695)       (23,676)      (45,804)
  Other acquisitions and
   investments, net of
   cash acquired and
   transaction costs.         --           --         (12,418)          (915)      (13,333)
  Subsidiary activity       311,876     (238,787)     (17,018)       (56,071)        --
  Investments in real
   estate ventures. .         --           --          (3,144)        (4,309)       (7,453)
                         ----------   ----------   ----------     ----------    ----------
    Net cash provided by
     (used in) investing
     activities . . .       309,443     (238,787)     (52,275)       (84,971)      (66,590)






                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED
                                For the Twelve Months Ended December 31, 2000
                                              ($ in thousands)


                         Jones Lang                                              Consoli-
                          LaSalle     Jones Lang                                  dated
                        Incorporated   LaSalle                                  Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor    LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Incorporated
                        ------------  ----------  ------------  -------------  ------------
Cash flows provided by
 (used in) financing
 activities:
  Net borrowings under
   credit facility. .      (316,214)      85,565        4,215         (1,551)     (227,985)
  Net proceeds from
   issuance of the
   Euro Notes . . . .        (1,169)     152,310       (2,545)         --          148,596
  Shares repurchased.          (816)       --           --             --             (816)
  Common stock issued
   under stock option
   plan and stock
   purchase programs.         1,990        --           --             --            1,990
                         ----------   ----------   ----------     ----------    ----------
    Net cash provided by
     (used in) financing
     activities . . .      (316,209)     237,875        1,670         (1,551)      (78,215)
                         ----------   ----------   ----------     ----------    ----------
Net increase (decrease)
  in cash and cash
  equivalents . . . .         4,304          152       (4,692)        (4,229)       (4,465)
Cash and cash equiva-
  lents, beginning
  of period . . . . .          (615)       --           1,027         22,896        23,308
                         ----------   ----------   ----------     ----------    ----------
Cash and cash equiva-
  lents, end of period   $    3,689          152       (3,665)        18,667        18,843
                         ==========   ==========   ==========     ==========    ==========



                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                For the Twelve Months Ended December 31, 1999
                                              ($ in thousands)

                         Jones Lang                                              Consoli-
                          LaSalle     Jones Lang                                  dated
                        Incorporated   LaSalle                                  Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor    LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Incorporated
                        ------------  ----------  ------------  -------------  ------------
Cash flows provided by
 (used in) operating
 activities . . . . .     $ (26,609)       --         (76,843)        85,225       (18,227)
Cash flows provided by
 (used in) investing
 activities:
  Net capital additions
   - property and
   equipment. . . . .          (734)       --         (24,517)       (11,597)      (36,848)
  Cash balances assumed
   in Jones Lang Wootton
   merger, net of cash
   paid and transaction
   costs. . . . . . .         --           --          19,388        (56,676)      (37,288)
  Other acquisitions
   and investments,
   net of cash acquired
   and transaction
   costs. . . . . . .         --           --          (1,022)        (2,008)       (3,030)
  Subsidiary activity       (91,893)       --          93,929         (2,036)        --
  Investments in real
   estate ventures. .         --           --          (4,835)         1,134        (3,701)
                         ----------   ----------   ----------     ----------    ----------
    Net cash provided
      by (used in)
      investing
      activities. . .       (92,627)       --          82,943        (71,183)      (80,867)






                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED
                                For the Twelve Months Ended December 31, 1999
                                              ($ in thousands)



                         Jones Lang                                              Consoli-
                          LaSalle     Jones Lang                                  dated
                        Incorporated   LaSalle                                  Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor    LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Incorporated
                        ------------  ----------  ------------  -------------  ------------
Cash flows provided by
 (used in) financing
 activities:
  Net borrowings under
   credit facility. .       113,982        --          (7,233)        (4,224)      102,525
  Common stock issued
   under stock
   option plan. . . .         2,936        --           --             --            2,936
                         ----------   ----------   ----------     ----------    ----------
     Net cash provided
       by (used in)
       financing
       activities . .       116,918        --          (7,233)        (4,224)      105,461
                         ----------   ----------   ----------     ----------    ----------
Net increase (decrease)
  in cash and cash
  equivalents . . . .        (2,318)       --          (1,133)         9,818         6,367
Cash and cash equiva-
  lents, beginning
  of period . . . . .         1,703        --           2,160         13,078        16,941
                         ----------   ----------   ----------     ----------    ----------
Cash and cash equiva-
  lents, end of
  period. . . . . . .    $     (615)       --           1,027         22,896        23,308
                         ==========   ==========   ==========     ==========    ==========




(18)  SUBSEQUENT EVENTS

     With respect to LILP, discussed in Note 8, on March 28, 2002, LILP secured additional capital commitments. As a result of these additional commitments, our investment commitment to LILP has increased by euro 43 million ($38 million). As such, we have reached our maximum commitment to LILP of euro 150 million.

     On February 20, 2002, the Compensation Committee of the Board of Directors approved the grant of 280,000 restricted stock units to certain employees. These restricted stock units, which were granted under the 1997 Jones Lang LaSalle Stock Award and Incentive Plan, have a zero strike price and 50% will vest July 1, 2005 (over 40 months) and 50% will vest July 1, 2007 (over 64 months). The total related compensation expense of $4.8 million (280,000 shares at $17.21 per share) will be expensed over the vesting periods.



QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


     The following table sets forth certain unaudited consolidated statements of earnings data for each of our last eight quarters. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments and accruals, that we consider necessary for a fair presentation. The unaudited consolidated quarterly information should be read in conjunction with our Consolidated Financial Statements and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                       JONES LANG LASALLE INCORPORATED
                                            QUARTERLY INFORMATION
                                                 (UNAUDITED)
                                                                          2001
                                                   -------------------------------------------------------
($ in thousands, except share data)                  March 31    June 30   Sept. 30    Dec. 31      Year
                                                     --------   --------   --------    --------   --------
Revenue:
  Owner & Occupier Services:
    Americas. . . . . . . . . . . . . . . . . . . .  $ 60,162     74,464     74,891     100,006    309,523
    Europe. . . . . . . . . . . . . . . . . . . . .    87,069     78,178     75,928     107,061    348,236
    Asia Pacific. . . . . . . . . . . . . . . . . .    27,683     28,325     32,539      39,969    128,516
  Investment Management . . . . . . . . . . . . . .    22,355     18,164     33,429      22,644     96,592

Less:  intersegment revenue . . . . . . . . . . . .      (160)      (550)      (189)       (292)    (1,191)
                                                     --------   --------   --------    --------   --------
        Total revenue . . . . . . . . . . . . . . .   197,109    198,581    216,598     269,388    881,676

Operating expenses:
  Owner & Occupier Services:
    Americas. . . . . . . . . . . . . . . . . . . .    69,929     70,307     66,489      74,944    281,669
    Europe. . . . . . . . . . . . . . . . . . . . .    79,236     72,943     71,924      83,123    307,226
    Asia Pacific. . . . . . . . . . . . . . . . . .    30,396     30,846     31,965      35,679    128,886
  Investment Management . . . . . . . . . . . . . .    17,582     18,647     20,528      18,138     74,895

Less:  intersegment expenses. . . . . . . . . . . .      (160)      (550)      (189)       (292)    (1,191)

Non-recurring and restructuring charges . . . . . .     1,055      2,595     24,490      49,092     77,232
                                                     --------   --------   --------    --------   --------

Total operating expenses. . . . . . . . . . . . . .   198,038    194,788    215,207     260,684    868,717

Operating income (loss) . . . . . . . . . . . . . .  $   (929)     3,793      1,391       8,704     12,959

Net earnings (loss) . . . . . . . . . . . . . . . .  $ (3,546)    (1,922)    (6,181)     (3,762)   (15,411)

Basic earnings (loss) per common share. . . . . . .  $  (0.12)     (0.06)     (0.21)      (0.13)     (0.51)

Diluted earnings (loss) per common share. . . . . .  $  (0.12)     (0.06)     (0.21)      (0.13)     (0.51)




                                                                          2000
                                                   -------------------------------------------------------
($ in thousands, except share data)                  March 31    June 30   Sept. 30    Dec. 31      Year
                                                     --------   --------   --------    --------   --------
Revenue:
  Owner & Occupier Services:
    Americas. . . . . . . . . . . . . . . . . . . .  $ 53,822     67,405     80,156     122,909    324,292
    Europe. . . . . . . . . . . . . . . . . . . . .    82,095     91,412     81,269     101,631    356,407
    Asia Pacific. . . . . . . . . . . . . . . . . .    30,838     33,725     32,576      37,979    135,118
  Investment Management . . . . . . . . . . . . . .    23,227     30,759     30,501      24,302    108,789

Less:  intersegment revenue . . . . . . . . . . . .      (395)        17       (412)     (1,108)    (1,898)
                                                     --------   --------   --------    --------   --------
        Total revenue . . . . . . . . . . . . . . .  $189,587    223,318    224,090     285,713    922,708

Operating expenses:
  Owner & Occupier Services:
    Americas. . . . . . . . . . . . . . . . . . . .    65,613     63,526     72,011      96,236    297,386
    Europe. . . . . . . . . . . . . . . . . . . . .    76,448     86,247     68,735      83,999    315,429
    Asia Pacific. . . . . . . . . . . . . . . . . .    30,243     35,224     34,457      35,019    134,943
  Investment Management . . . . . . . . . . . . . .    19,834     20,871     21,234      22,711     84,650

Less:  intersegment expenses. . . . . . . . . . . .      (395)        17       (412)     (1,108)    (1,898)

Merger related non-recurring charges. . . . . . . .    18,326     18,865     18,191      30,413     85,795
                                                     --------   --------   --------    --------   --------

Total operating expenses. . . . . . . . . . . . . .   210,069    224,750    214,216     267,270    916,305

Operating income (loss) . . . . . . . . . . . . . .  $(20,482)    (1,432)     9,874      18,443      6,403

Earnings (loss) before cumulative effect of
 change in accounting principle . . . . . . . . . .  $(22,922)   (12,392)    (5,656)     (1,841)   (42,811)

Net earnings (loss) . . . . . . . . . . . . . . . .  $(37,171)   (12,392)    (5,656)     (1,841)   (57,060)

Basic earnings (loss) per common share before
 cumulative effect of change in accounting principle $  (0.94)     (0.50)     (0.22)      (0.07)     (1.72)

Basic earnings (loss) per common share. . . . . . .  $  (1.52)     (0.50)     (0.22)      (0.07)     (2.30)

Diluted earnings (loss) per common share before
 cumulative effect of change in accounting principle $  (0.94)     (0.50)     (0.22)      (0.07)     (1.72)

Diluted earnings (loss) per common share. . . . . .  $  (1.52)     (0.50)     (0.22)      (0.07)     (2.30)




                                       JONES LANG LASALLE INCORPORATED

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              ($ in thousands)





                                                        Additions
                               Balance at     --------------------------                        Balance
                               Beginning       Costs and         Other                          at End
Description                    of Period        Expenses        Accounts    Deductions (B)     of Period
-----------                    ----------      ----------      ----------   --------------     ---------

2001
Accounts Receivable
Reserves. . . . . . . . .        $  9,261          8,257           --            11,213           $ 6,305

2000
Accounts Receivable
Reserves. . . . . . . . .        $  9,871          5,464           --             6,074            $9,261

1999
Accounts Receivable
Reserves. . . . . . . . .        $  3,978          2,744         8,722(A)         5,573            $9,871



(A)  Represents reserve acquired as a result of the merger with JLW.

(B)  Includes primarily write-offs of uncollectible accounts.









ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the material in Jones Lang LaSalle's Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance."


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

                 On March 22, 2002, Jones Lang LaSalle filed a report on Form 8-K incorporating an Investor Relations presentation.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in (i) this Report in Item 1. "Business," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," and elsewhere, (ii) Jones Lang LaSalle's Proxy Statement dated April 3, 2002, and (iii) in other reports filed with the Securities and Exchange Commission. Jones Lang LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.

                           POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each of Jones Lang LaSalle Incorporated, a Maryland corporation, and the undersigned Directors and officers of Jones Lang LaSalle Incorporated, hereby constitutes and appoints Christopher A. Peacock, Peter C. Roberts, Lauralee E. Martin and Nicholas J. Willmott its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 27th day of March, 2002.


                      JONES LANG LASALLE INCORPORATED


                      /s/  CHRISTOPHER A. PEACOCK
                      ------------------------------
                      By:   Christopher A. Peacock
                            President and
                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March, 2001.

SIGNATURE                         TITLE
---------                         -----

/s/ STUART L. SCOTT
------------------------------    Chairman of the Board of Directors
Stuart L. Scott                   and Director



/s/ CHRISTOPHER A. PEACOCK
------------------------------    President, Chief Executive Officer
Christopher A. Peacock            and Director
                                  (Principal Executive Officer)


/s/ PETER C. ROBERTS
------------------------------    Executive Vice President,
Peter C. Roberts                  Chief Operating Officer
                                  and Director


/s/ LAURALEE E. MARTIN
------------------------------    Executive Vice President,
Lauralee E. Martin                Chief Financial Officer
                                  (Principal Financial Officer)


/s/ CHRISTOPHER M.G. BROWN
------------------------------    Chief Executive Officer, Asia Pacific
Christopher M.G. Brown            and Director



/s/ ROBIN S. BROADHURST
------------------------------    Chairman of Europe and Director
Robin S. Broadhurst



------------------------------    Chief Executive Officer, Europe
Robert S. Orr                     and Director

SIGNATURE                         TITLE
---------                         -----



/s/ LYNN C. THURBER
------------------------------    Chief Executive Officer of
Lynn C. Thurber                   LaSalle Investment Management and
                                  Director


/s/ EARL E. WEBB
------------------------------    Chief Executive Officer
Earl E. Webb                      of the Americas and Director



------------------------------    Director
Henri-Claude de Bettignies



/s/ DARRYL HARTLEY-LEONARD
------------------------------    Director
Darryl Hartley-Leonard



------------------------------    Director
Derek A. Higgs



------------------------------    Director
David K.P. Li


/s/ THOMAS C. THEOBALD
------------------------------    Director
Thomas C. Theobald



------------------------------    Director
John R. Walter



/s/ NICHOLAS J. WILLMOTT
------------------------------    Senior Vice President and
Nicholas J. Willmott              Global Controller
                                  (Principal Accounting Officer)

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

3.2 Amended and Restated Bylaws of the Registrant (Attached hereto and incorporated herein as Exhibit 3.2).

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

EXHIBIT
NUMBER     DESCRIPTION
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

4.1 Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

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

10.1 Multicurrency Credit Agreement, dated as of September 21, 2001 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.2 First Amendment to Credit Agreement dated as of December 31, 2001, attached hereto and incorporated herein as Exhibit 10.2.

EXHIBIT
NUMBER     DESCRIPTION
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

10.8 Fourth Amendment to the 1997 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2000).

10.9 Fifth Amendment to the Jones Lang LaSalle Incorporated 1997 Stock Award and Inceptive Plan (Incorporated by reference to
           Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.10 Sixth Amendment to the Jones Lang LaSalle Incorporated 1997 Stock Award and Incentive Plan, attached hereto and incorporated herein as Exhibit 10.10.

10.11      Employee Stock Purchase Plan (Incorporated by reference to
           Exhibit 99.1 to the Registrant's Registration Statement No.
           333-42193).

10.12      First Amendment to the Employee Stock Purchase Plan
           (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.13      Second Amendment to the Employee Stock Purchase Plan
           (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.14      Third Amendment to the Employee Stock Purchase Plan
           (incorporated by reference to Exhibit 10.2 to Jones Lang LaSalle Incorporated's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.15 Amended and Restated Stock Compensation Program (incorporated by reference to Exhibit 10.11 to Jones Lang LaSalle
           Incorporated's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.16 First Amendment to Amended and Restated Stock Compensation Program (Incorporated by reference to Exhibit 10.1 to Jones Lang LaSalle Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

10.17 Description of Management Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1997).

10.18 Registration Rights Agreement, dated as of April 22, 1997, by and among the Registrant, DEL-LPL Limited Partnership, DEL LPAML Limited Partnership, DSA-LSPL, Inc., DSA-LSAM, Inc. and Galbreath Holdings, LLC (Incorporated by reference to Exhibit
           10.14 to the Registrant's Registration Statement No.
           333-25741.)

10.19 Form of Indemnification Agreement with Executive Officers and Directors (Incorporated by Reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31,
           1998).

10.20      Severance Pay Plan, attached hereto and incorporated herein as
           Exhibit 10.20.

10.21 Senior Executive Services Agreement with Christopher A. Peacock (incorporated by reference to Exhibit 10.16 to Jones Lang LaSalle Incorporated's Annual report on Form 10-K for the fiscal year ended December 31, 1999).

10.22      Senior Executive Service Agreement with Robert Orr
           (incorporated by reference to Exhibit 10.17 to Jones Lang LaSalle Incorporated's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.23 Consent Agreement, dated as of April 15, 1997, by and among DSA-LSPL, Inc., DSA-LSAM, Inc., DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, DEL/LaSalle Finance Company, L.L.C., LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement No. 333-25741.)

10.24 Consent Agreement, dated as of April 22, 1997, by and among the Stockholders of The Galbreath Company and The Galbreath Company of California, Inc., Galbreath Holdings, LLC, DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, DEL/LaSalle Finance Company, L.L.C., LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement No. 333-25741.)

10.25 Jones Lang LaSalle Savings Related Share Option (UK) Plan adopted October 24, 2001, attached hereto and incorporated herein as Exhibit 10.25

12.1       Computation of Ratio of Earnings to Fixed Charges.

21.1       List of Subsidiaries

23.1       Independent Auditors' Consent

24.1 Power of Attorney (Set forth on page preceding signature page of this report.)

99.1       Jones Lang LaSalle press release announcing 2001 earnings