Form 10-Q
period 2002-03-31
JONES LANG LASALLE INC
filed 2002-05-15
CIK 1037976

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
               Class                              May 10, 2002
               -----                              --------------

     Common Stock ($0.01 par value)                 30,265,896

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    27

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk. . . . . . . . . . . . . . . . .    35


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    36

Item 5.    Other Matters. . . . . . . . . . . . . . . . . . .    37

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    37

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                    JONES LANG LASALLE INCORPORATED
                      CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 2002 AND DECEMBER 31, 2001
                   (in thousands, except share data)
                              (UNAUDITED)


                                           MARCH 31,    DECEMBER 31,
                                             2002          2001
                                          ----------    -----------
ASSETS
------

Current assets:
  Cash and cash equivalents . . . . . . . $   11,893         10,446
  Trade receivables, net of allowances
    of $8,260 and $6,305 in 2002
    and 2001, respectively. . . . . . . .    167,867        222,590
  Notes receivable and advances to
    real estate ventures. . . . . . . . .      3,748          3,847
  Other receivables . . . . . . . . . . .      8,933          9,553
  Prepaid expenses. . . . . . . . . . . .     11,685         11,802
  Deferred tax assets . . . . . . . . . .     16,658         16,935
  Other assets. . . . . . . . . . . . . .     15,809         11,340
                                          ----------      ---------
          Total current assets. . . . . .    236,593        286,513

Property and equipment, at cost, less
  accumulated depreciation of $109,063
  and $102,401 in 2002 and 2001,
  respectively. . . . . . . . . . . . . .     86,546         92,503
Goodwill, with indefinite useful lives,
  at cost, less accumulated amortization
  of $35,198 and $35,327 in 2002 and 2001,
  respectively. . . . . . . . . . . . . .    305,616        305,688
Negative goodwill, at cost, less
  accumulated amortization of ($565)
  in 2001 . . . . . . . . . . . . . . . .      --              (846)
Identified intangibles, with definite
  useful lives, at cost, less accumulated
  amortization of $24,413 and $23,195
  in 2002 and 2001, respectively. . . . .     22,063         23,327
Investments in real estate ventures . . .     60,298         56,899
Long-term receivables, net. . . . . . . .     21,423         17,375
Prepaid pension asset . . . . . . . . . .     12,683         14,384
Deferred tax assets . . . . . . . . . . .     24,082         25,770
Debt issuance costs . . . . . . . . . . .      5,047          5,407
Other assets, net . . . . . . . . . . . .      8,560          8,707
                                           ---------     ----------

                                           $ 782,911        835,727
                                           =========     ==========

                    JONES LANG LASALLE INCORPORATED
                CONSOLIDATED BALANCE SHEETS - CONTINUED

                 MARCH 31, 2002 AND DECEMBER 31, 2001
                   (in thousands, except share data)
                              (UNAUDITED)


                                           MARCH 31,    DECEMBER 31,
                                             2002          2001
                                          ----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities $ 106,047        116,968
  Accrued compensation. . . . . . . . . .     64,667        131,680
  Short-term borrowings . . . . . . . . .     10,594         15,497
  Deferred tax liabilities. . . . . . . .        212             23
  Other liabilities . . . . . . . . . . .     23,451         23,467
                                           ---------     ----------
          Total current liabilities . . .    204,971        287,635

Long-term liabilities:
  Credit facilities . . . . . . . . . . .     89,911         59,854
  9% Senior Notes, due 2007 . . . . . . .    143,831        146,768
  Deferred tax liabilities. . . . . . . .      4,480          6,567
  Other . . . . . . . . . . . . . . . . .     24,567         19,733
                                           ---------     ----------
          Total liabilities . . . . . . .    467,760        520,557

Commitments and contingencies
Minority interest in consolidated
  subsidiaries. . . . . . . . . . . . . .        855            789

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    30,234,324 and 30,183,450 shares
    issued and outstanding as of
    March 31, 2002 and December 31,
    2001, respectively. . . . . . . . . .        302            302
  Additional paid-in capital. . . . . . .    469,770        463,926
  Deferred stock compensation . . . . . .     (9,614)        (6,038)
  Retained deficit. . . . . . . . . . . .   (126,556)      (122,521)
  Stock held in trust . . . . . . . . . .       (658)        (1,658)
  Accumulated other comprehensive loss. .    (18,948)       (19,630)
                                           ---------     ----------
          Total stockholders' equity. . .    314,296        314,381
                                           ---------     ----------
                                           $ 782,911        835,727
                                           =========     ==========
















     See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
     CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

              THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                   (in thousands, except share data)
                              (UNAUDITED)



                                                 2002       2001
                                              ---------- ----------

Revenue:
  Fee based services. . . . . . . . . . . . . $  160,275    195,488
  Equity in earnings (losses) from
    unconsolidated ventures . . . . . . . . .       (158)     2,516
  Other income. . . . . . . . . . . . . . . .      1,685        845
                                              ---------- ----------
        Total revenue . . . . . . . . . . . .    161,802    198,849

Operating expenses:
  Compensation and benefits, excluding
    non-recurring charges . . . . . . . . . .    110,943    134,477
  Operating, administrative and other,
    excluding non-recurring charges . . . . .     45,500     52,915
  Depreciation and amortization . . . . . . .      9,471     11,331
  Non-recurring charges:
    Compensation and benefits . . . . . . . .      --         --
    Operating, administrative and other . . .      --         1,055
                                              ---------- ----------
        Total operating expenses. . . . . . .    165,914    199,778

        Operating loss. . . . . . . . . . . .     (4,112)      (929)

Interest expense, net of interest income. . .      3,918      4,846
                                              ---------- ----------
        Loss before benefit for
          income taxes and minority interest.     (8,030)    (5,775)

Net benefit for income taxes. . . . . . . . .     (3,212)    (2,195)

Minority interest in earnings (losses)
  of subsidiaries . . . . . . . . . . . . . .         63        (34)
                                              ---------- ----------
        Net loss before cumulative effect
          of change in accounting principle .     (4,881)    (3,546)

                    JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED

              THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                   (in thousands, except share data)
                              (UNAUDITED)



                                                 2002       2001
                                              ---------- ----------

Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . . .        846      --
                                              ---------- ----------
Net loss. . . . . . . . . . . . . . . . . . . $   (4,035)    (3,546)
                                              ========== ==========

Other comprehensive income (loss), net of tax:
  Foreign currency translation
    adjustments . . . . . . . . . . . . . . . $      682     (5,887)
                                              ---------- ----------
Comprehensive loss. . . . . . . . . . . . . . $   (3,353)    (9,433)
                                              ========== ==========

Basic loss per common share before cumulative
  effect of change in accounting principle. . $    (0.16)     (0.12)

Cumulative effect of change in
  accounting principle. . . . . . . . . . . .       0.03      --
                                              ---------- ----------
Basic loss per common share . . . . . . . . . $    (0.13)     (0.12)
                                              ========== ==========
Basic weighted average
  shares outstanding. . . . . . . . . . . . . 30,207,897 30,120,466
                                              ========== ==========

Diluted loss per common share before
  cumulative effect of change in
  accounting principle. . . . . . . . . . . . $    (0.16)     (0.12)

Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . . .       0.03      --
                                              ---------- ----------
Diluted loss per common share . . . . . . . . $    (0.13)     (0.12)
                                              ========== ==========
Diluted weighted average
  shares outstanding. . . . . . . . . . . . . 30,207,897 30,120,466
                                              ========== ==========



















     See accompanying notes to consolidated financial statements.

<table>                                JONES LANG LASALLE INCORPORATED
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         PERIOD ENDED MARCH 31, 2002
                                      (in thousands, except share data)
                                                 (UNAUDITED)
                                                                                        Accumu-
                                                                                         lated
                                                                                         Other
                                           Additi-    Deferred                          Compre-
                       Common Stock        tional       Stock    Retained     Shares    hensive
                    -------------------    Paid-In     Compen-   Earnings     Held in   Income
                    Shares       Amount    Capital     sation    (Deficit)    Trust     (Loss)      Total
                  ----------     ------    --------   --------   ---------   --------   -------    -------
Balances at
 December 31,
 2001 . . . . . . 30,183,450      $302     463,926     (6,038)   (122,521)    (1,658)  (19,630)   314,381

Net loss. . . . .      --          --        --         --         (4,035)     --        --        (4,035)
Shares issued in
 connection with:
  Stock option
   plan . . . . .     32,473       --        5,367     (4,819)      --         --        --           548
  Amortization of
   shares issued
   in connection
   with stock
   option plan. .      --          --         --          408       --         --        --           408
  Reduction in
    deferred stock
    compensation
    rights out-
    standing. . .      --          --          (69)        69       --         --        --         --
  Stock purchase
   programs . . .     25,096       --          667       (258)      --         --            1        410
  Amortization of
   shares issued in
   connection with
   stock purchase
   programs . . .      --          --        --         1,024       --         --        --         1,024
  Shares repur-
   chased for pay-
   ment of taxes
   on shares issued
   pursuant to
   stock purchase
   programs . . .     (6,695)      --         (121)     --          --         --        --          (121)





                                       JONES LANG LASALLE INCORPORATED
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED



                                                                                        Accumu-
                                                                                         lated
                                                                                         Other
                                           Additi-    Deferred                          Compre-
                       Common Stock        tional       Stock    Retained     Shares    hensive
                    -------------------    Paid-In     Compen-   Earnings     Held in   Income
                    Shares       Amount    Capital     sation    (Deficit)    Trust     (Loss)      Total
                  ----------     ------    --------   --------   ---------   --------   -------    -------

Distribution of
 shares held in
 trust. . . . . .      --          --        --         --          --         1,000     --         1,000
Cumulative effect
 of foreign
 currency
 translation
 adjustments. . .      --          --        --         --          --         --          681        681
                  ----------      ----     -------   --------    --------   --------  --------    -------
Balances at
  March 31,
  2002. . . . . . 30,234,324      $302     469,770     (9,614)   (126,556)      (658)  (18,948)   314,296
                  ==========      ====     =======   ========    ========   ========  ========    =======

















                        See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                (in thousands, unless otherwise noted)
                              (UNAUDITED)



                                                2002        2001
                                             ----------  ----------
Cash flows from operating activities:
  Cash flows from earnings:
    Net loss. . . . . . . . . . . . . . . .  $   (4,035)     (3,546)
    Reconciliation of net loss to net cash
     provided by earnings:
      Cumulative effect of change in
        accounting principle. . . . . . . .        (846)      --
      Depreciation and amortization . . . .       9,471      11,331
      Equity in earnings and gain on sale
        from unconsolidated ventures. . . .         158      (2,516)
      Operating distributions from real
        estate ventures . . . . . . . . . .         787       2,816
      Provision for loss on receivables and
        other assets. . . . . . . . . . . .       2,707       5,051
      Stock compensation expense. . . . . .         139       --
      Amortization of deferred compensation       2,106       1,563
      Amortization of debt issuance costs .         321         301
                                             ----------  ----------
        Net cash provided by earnings . . .      10,808      15,000

    Cash flows from changes in
     working capital:
      Receivables . . . . . . . . . . . . .      49,441      37,564
      Prepaid expenses and other assets . .      (3,178)     (4,834)
      Deferred tax assets . . . . . . . . .          67        (310)
      Accounts payable, accrued liabilities
        and accrued compensation. . . . . .     (73,869)   (120,184)
                                             ----------  ----------
        Net cash flows from changes in
          working capital . . . . . . . . .     (27,539)    (87,764)
                                             ----------  ----------
        Net cash used in operating
          activities. . . . . . . . . . . .     (16,731)    (72,764)

  Cash flows provided by (used in)
   investing activities:
    Net capital additions - property and
      equipment . . . . . . . . . . . . . .      (2,082)     (7,930)
    Investments in e-commerce ventures. . .        (224)      --
    Investments in real estate ventures:
      Capital contributions and advances to
        real estate ventures. . . . . . . .      (7,966)       (827)
      Distributions, repayments of advances
        and sale of investments . . . . . .       2,887      17,606
                                             ----------  ----------
          Net cash provided by (used in)
            investing activities. . . . . .      (7,385)      8,849

                    JONES LANG LASALLE INCORPORATED
           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

              THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                (in thousands, unless otherwise noted)
                              (UNAUDITED)



                                                2002        2001
                                             ----------  ----------

Cash flows provided by financing activities:
  Proceeds from borrowings under credit
    facilities. . . . . . . . . . . . . . .     129,717     152,762
  Repayments of borrowings under credit
    facilities. . . . . . . . . . . . . . .    (104,563)    (85,271)
  Shares repurchased for payment of
    taxes on stock awards . . . . . . . . .       --         (2,894)
  Shares repurchased under share
    repurchase program. . . . . . . . . . .       --         (6,942)
  Common stock issued under stock option
    plan and stock purchase programs. . . .         409         321
                                             ----------  ----------
        Net cash provided by financing
          activities. . . . . . . . . . . .      25,563      57,976
                                             ----------  ----------
        Net increase (decrease) in cash
          and cash equivalents. . . . . . .       1,447      (5,939)

Cash and cash equivalents,
  beginning of period . . . . . . . . . . .      10,446      18,843
                                             ----------  ----------
Cash and cash equivalents, end of period. .  $   11,893      12,904
                                             ==========  ==========

Supplemental disclosure of cash flow
 information:

  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . .  $      276       1,692
    Taxes, net of refunds . . . . . . . . .        (506)      6,090

  Non-cash investing and financing
   activities:
    Acquisitions, merger and investments:
      Fair value of assets acquired . . . .  $    --          --
      Fair value of liabilities assumed . .       --          --
      Goodwill. . . . . . . . . . . . . . .       --          --
                                             ----------    --------
          Cash paid, net of cash
            balances assumed. . . . . . . .  $    --          --
                                             ==========    ========















     See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (in millions, except where otherwise noted)

                              (UNAUDITED)


     Readers of this quarterly report should refer to Jones Lang LaSalle Incorporated's ("Jones Lang LaSalle", which may be referred to as we, us, our or the Company) audited financial statements for the year ended December 31, 2001, which are included in Jones Lang LaSalle's 2001 Form 10-K, filed with the Securities and Exchange Commission, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  ACCOUNTING POLICIES

     INTERIM INFORMATION

     Our consolidated financial statements as of March 31, 2002 and for the three month ended March 31, 2002 and 2001 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be obtained for the full fiscal year.

     Certain prior year amounts have been reclassified to conform with the current presentation.

     EARNINGS PER SHARE

     The basic and diluted losses per common share were calculated based on basic weighted average shares outstanding of 30.2 million and 30.1 million for the three months ended March 31, 2002 and 2001, respectively. As a result of the net losses incurred for these periods, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive. These common stock equivalents consist principally of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods.

     STATEMENT OF CASH FLOWS

     The effects of foreign currency translation on cash balances are reflected in cash flows from operating activities on the Consolidated Statements of Cash Flows.

     INCOME TAX PROVISION

     We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. Based on our 2002 forecasted results we have estimated an effective tax rate of 40% for 2002. We believe that this is an achievable effective tax rate, particularly in light of the effective tax rate benefit provided by SFAS 142, which is discussed further in Note 6. For the three months ended March 31, 2001, we used an effective tax rate at 38% for recurring operations. The use of an effective tax rate of 38% was based on plans existing at the time and the effective tax rate historically achieved. As a result of a shift in income mix (such that a greater proportion of income forecasted for the remainder of 2001 was anticipated to be in jurisdictions with high tax rates), in the third quarter of 2001 we revised our estimated year-to-date tax rate on recurring operations from 38% to 42%.
An effective tax rate of 42% on recurring operations was achieved for the full year of 2001. The non-recurring and restructuring charges incurred in 2001 have been separately tax-effected based on the projected tax deductibility of those items.

(2)  BUSINESS SEGMENTS

     We manage our business along a combination of geographic and functional lines. Operations are reported as four business segments: the three geographic regions of Owner and Occupier Services ("OOS"), (i) Americas, (ii) Europe and (iii) Asia Pacific, which offer our full range of corporate, investor, and capital markets services; and (iv) Investment Management, which offers investment management services on a global basis. The OOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively, "implementation services") and property management, corporate property services, project and development management services (collectively, "management services"). The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high net worth individuals.

     Total revenue by industry segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. We allocate all expenses, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments.

     During the third quarter of 2001, we changed our measure of segment operating results to exclude non-recurring and restructuring charges. Amounts reported for the first three months of 2001 have been reclassified to conform to the current period measure. Prior year results were not materially impacted by this change. The non-recurring charges incurred in the first quarter of 2001 related to the write down of investments in e-commerce ventures. See Note 3 for a detailed discussion of these non-recurring charges. We have determined that it is not meaningful to investors to allocate these non-recurring charges to our segments. In addition, the chief operating decision maker of Jones Lang LaSalle measures the segment results without these charges allocated.

     Summarized unaudited financial information by business segment for the three months ended March 31, 2002 and 2001 is as follows ($ in thousands):
                                                    SEGMENT
                                                OPERATING RESULTS
                                             ----------------------
                                                    MARCH 31,
                                                2002         2001
                                              --------     --------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services . . . . . . .     $ 20,581       25,496
    Management services . . . . . . . . .       31,235       35,017
    Equity losses . . . . . . . . . . . .          (10)       --
    Other services. . . . . . . . . . . .          357          286
    Intersegment revenue. . . . . . . . .          117          160
                                              --------     --------
                                                52,280       60,959
  Operating expenses:
    Compensation, operating and
      administrative expenses . . . . . .       49,510       65,985
    Depreciation and amortization . . . .        4,893        5,690
                                              --------     --------
          Operating loss. . . . . . . . .     $ (2,123)     (10,716)
                                              ========     ========

                                                    SEGMENT
                                                OPERATING RESULTS
                                             ----------------------
                                                    MARCH 31,
                                                2002         2001
                                              --------     --------
 EUROPE
  Revenue:
    Implementation services . . . . . . .     $ 45,146       65,235
    Management services . . . . . . . . .       18,344       20,266
    Other services. . . . . . . . . . . .          847          187
                                              --------     --------
                                                64,337       85,688
  Operating expenses:
    Compensation, operating and
      administrative expenses . . . . . .       61,511       74,015
    Depreciation and amortization . . . .        2,556        3,057
                                              --------     --------
          Operating income. . . . . . . .     $    270        8,616
                                              ========     ========

 ASIA PACIFIC
  Revenue:
    Implementation services . . . . . . .     $ 14,892       16,388
    Management services . . . . . . . . .       10,927       11,155
    Other services. . . . . . . . . . . .          405          343
                                              --------     --------
                                                26,224       27,886
  Operating expenses:
    Compensation, operating and
      administrative expenses . . . . . .       27,534       28,839
    Depreciation and amortization . . . .        1,719        1,594
                                              --------     --------
          Operating loss. . . . . . . . .     $ (3,029)      (2,547)
                                              ========     ========

 INVESTMENT MANAGEMENT -
  Revenue:
    Implementation services . . . . . . .     $    353          795
    Advisory fees . . . . . . . . . . . .       18,791       21,105
    Equity earnings (losses). . . . . . .         (148)       2,516
    Other services. . . . . . . . . . . .           82           60
                                              --------     --------
                                                19,078       24,476
  Operating expenses:
    Compensation, operating and
      administrative expenses . . . . . .       18,005       18,713
    Depreciation and amortization . . . .          303          990
                                              --------     --------
          Operating income. . . . . . . .     $    770        4,773
                                              ========     ========

Total segment revenue . . . . . . . . . .     $161,919      199,009
Intersegment revenue eliminations . . . .         (117)        (160)
                                              --------     --------
          Total revenue . . . . . . . . .     $161,802      198,849
                                              ========     ========

Total segment operating expenses. . . . .     $166,031      198,883
Intersegment operating expense
  eliminations. . . . . . . . . . . . . .         (117)        (160)
                                              --------     --------
          Total operating expenses before
            non-recurring charges . . . .     $165,914      198,723
                                              ========     ========

                                                    SEGMENT
                                                OPERATING RESULTS
                                             ----------------------
                                                    MARCH 31,
                                                2002         2001
                                              --------     --------
          Operating income (loss) before
            non-recurring charges . . . .     $ (4,112)         126
                                              ========     ========

          Non-recurring charges . . . . .     $  --           1,055
                                              ========     ========

          Operating loss. . . . . . . . .     $ (4,112)        (929)
                                              ========     ========


(3)  NON-RECURRING CHARGES

     For the three months ended March 31, 2001 we incurred non-recurring charges of $1.1 million in the America's OOS segment related to the write-off of investments in e-commerce ventures. In 2001 we reviewed our e-commerce investments on an investment by investment basis, evaluating actual business performance against original expectations, projected future performance and associated cash flows, and capital needs and availability. By the end of 2001, we had written off all of our investments in e-commerce ventures. It is currently our policy to expense any additional investments, primarily contractual commitments to fund operating expenses of existing investments, that are made into these ventures in the period they are made. These charges are booked as ordinary recurring charges. In the three months ended March 31, 2002, we expensed $224,000 of such investments.

     In the last six months of 2001, we implemented a broad based restructuring of our business. The total charge for severance and related costs was $43.9 million. Of these costs, $9.9 million had been paid at December 31, 2001; an additional $16.4 million was paid in the first quarter of 2002, with the balance of $17.6 million to be paid out during the remainder of 2002. Included in the $43.9 million was $40 million of severance costs and approximately $3 million of professional fees. The balance of the expenses included relocation and other severance related expenses.

(4)  IMPLEMENTATION OF SAB 101

     Effective January 1, 2000, as a result of the implementation of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), we recorded a one-time, non-cash, after-tax cumulative effect of change in accounting principle of $14.2 million, net of taxes of $8.7 million. This adjustment represented revenues of $22.9 million that had been recognized prior to January 1, 2000 that would not have been recognized if the new accounting policy had been in effect in the years prior to 2000. These revenues are now recognized as the underlying contingencies are satisfied. We recognized $5.8 million and $16.2 million of these revenues in the twelve months ended December 31, 2001 and 2000, respectively, and $0.1 million of these revenues in the three months ended March 31, 2002. The balance of $0.8 million is expected to be recognized over the remainder of 2002.

(5)  DERIVATIVES AND HEDGING ACTIVITIES

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

     In the normal course of business, we use derivative financial instruments to manage foreign currency risk. At March 31, 2002, we had forward exchange contracts in effect with a notional value of $74.6 million and a market and carrying loss of $0.9 million. We have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We did not enter into any interest rate swap agreements during 2002 or 2001, and there were no such agreements outstanding as of Mach 31, 2002.

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

     We use foreign currency forward contracts as a means of hedging exposure to foreign currency transactions. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on our earnings during the three months ended March 31, 2002 of the unrealized loss on foreign currency contracts, offset by the gain resulting from re-measurement of foreign currency transactions, was not significant.

     The effect of implementing SFAS 133 did not have a material impact on our consolidated financial statements.

     We do not enter into derivative financial instruments for trading or speculative purposes.

(6)  ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE
ASSETS

     Effective July 2001, we adopted SFAS No. 141, Business Combinations, ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. We have not completed any purchase business combinations after June 30, 2001.

     Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they must be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121").

     In connection with the transitional goodwill impairment evaluation, SFAS 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this evaluation, we must determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We have until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings. Also, unamortized negative goodwill, which existed at the date we adopted SFAS 142, has been credited to the income statement as the cumulative effect of a change in accounting principle.

     We have $327.7 million of unamortized intangibles as of March 31, 2002, which are subject to the provisions of SFAS 142. A significant portion of these unamortized intangibles are denominated in currencies other than U.S. dollars, therefore, a portion of the movements in these balances is attributable to movements in currency exchange rates. $305.6 million of these intangibles represent goodwill with an indefinite useful life and have ceased to be amortized beginning January 1, 2002. The amortization savings in the first quarter of 2002 was $2.4 million. As a result of adopting SFAS 142, on January 1, 2002 we credited to the income statement, as the cumulative effect of a change in accounting principle, $846,000, which represented our negative goodwill balance at January 1, 2002. The remaining $22.1 million of identified intangibles (principally representing management contracts acquired) will be amortized over their remaining definite useful lives. Because of the extensive effort needed to comply with adopting SFAS 142, we cannot reasonably estimate the overall impact, if any, of adopting these Statements on our financial statements at the date of this report, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. Although we are currently in the process of evaluating the effects of adoption and thus no assurance of the impact can be given, we currently do not believe that adoption will result in any significant impairment charge against goodwill. Other than the prospective non-amortization of goodwill, which results in a non-cash improvement in our operating results, we do not expect the adoption to have a material effect on our revenue, operating results or liquidity.

     In accordance with SFAS 142, the effect of this accounting change is applied prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior period is as follows (in thousands, except share data):

                                          For the
                                     Three Months Ended
                                          March 31,
                                     ------------------
                                        2002     2001
                                      -------- --------

     Reported Net loss. . . . . . . . $ (4,035)  (3,546)
     Add back: Cumulative effect of
       change in accounting principle     (846)   --
     Add back: Amortization of
       Goodwill with indefinite useful
       lives, net of tax. . . . . . .    --       1,492
                                      -------- --------
     Adjusted net income. . . . . . . $ (4,881)  (2,054)
                                      ======== ========

     Basic loss per common share. . . $  (0.13)   (0.12)
     Cumulative effect of change in
       accounting principle . . . . .    (0.03)   --
     Amortization of Goodwill with
       indefinite useful lives,
       net of tax . . . . . . . . . .    --        0.05
                                      -------- --------
     Adjusted basic loss per common
       share. . . . . . . . . . . . . $  (0.16)   (0.07)
                                      ======== ========

     Diluted loss per common share. . $  (0.13)   (0.12)
     Cumulative effect of change in
       accounting principle . . . . .    (0.03)   --
     Amortization of Goodwill with
       indefinite useful lives,
       net of tax . . . . . . . . . .    --        0.05
                                      -------- --------
     Adjusted basic loss per
       common share . . . . . . . . . $  (0.16)   (0.07)
                                      ======== ========


(7)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On July 26, 2000, Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly-owned subsidiary of Jones Lang LaSalle, issued 9% Senior Notes with an aggregate principal amount of euro 165 million, due 2007 (the "Euro Notes"). The payment obligations under the Euro Notes are fully and unconditionally guaranteed by Jones Lang LaSalle Incorporated and certain of its wholly-owned subsidiaries: Jones Lang LaSalle Americas, Inc.; LaSalle Investment Management, Inc.; Jones Lang LaSalle International, Inc.; Jones Lang LaSalle Co-Investment, Inc.; and Jones Lang LaSalle Ltd. (the "Guarantor Subsidiaries"). All of Jones Lang LaSalle Incorporated's remaining subsidiaries (the "Non-Guarantor Subsidiaries") are owned by the Guarantor Subsidiaries. The following supplemental Condensed Consolidating Balance Sheets as of March 31, 2002 and December 31, 2001, Condensed Consolidating Statement of Earnings for the three months ended March 31, 2002 and 2001, and Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2002 and 2001 present financial information for (i) Jones Lang LaSalle Incorporated (carrying any investment in subsidiaries under the equity method), (ii) Jones Lang LaSalle Finance B.V. (the issuer of the Euro Notes), (iii) on a combined basis the Guarantor Subsidiaries

     (carrying any investment in Non-Guarantor subsidiaries under the equity method) and (iv) on a combined basis the Non-Guarantor Subsidiaries (carrying their investment in JLL Finance under the equity method). Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and Jones Lang LaSalle Incorporated believes that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. In general, historically, Jones Lang LaSalle Incorporated has entered into third party borrowings, financing its subsidiaries via intercompany accounts that are then converted into equity on a periodic basis. Certain Guarantor and Non-Guarantor Subsidiaries also enter into third party borrowings on a limited basis. All intercompany activity has been included as subsidiary activity in investing activities in the Condensed Consolidating Statements of Cash Flows. Cash is managed on a consolidated basis and there is a right of offset between bank accounts in the different groupings of legal entities in the condensed consolidating financial information. Therefore, in certain cases, negative cash balances have not been reallocated to payables as they legally offset positive cash balances elsewhere in Jones Lang LaSalle Incorporated. In certain cases, taxes have been calculated on the basis of a group position that includes both Guarantor and Non-Guarantor Subsidiaries. In such cases, the taxes have been allocated to individual legal entities on the basis of that legal entity's pre tax income.

                                       JONES LANG LASALLE INCORPORATED
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                            As of March 31, 2002
                                              ($ in thousands)

                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------

ASSETS
------
Cash and
  cash equivalents. .    $    3,974            83        (1,825)        9,661         --           11,893
Trade receivables,
  net of allowances .         --            --           57,708       110,159         --          167,867
Other current assets.        (2,011)        --           29,487        29,357         --           56,833
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      assets. . . . .         1,963            83        85,370       149,177         --          236,593

Property and equipment,
 at cost, less accumu-
 lated depreciation .         4,485         --           44,138        37,923         --           86,546
Intangibles resulting
 from business acquisi-
 tions and JLW merger,
 net of accumulated
 amortization . . . .         --            --          237,257        90,422         --          327,679
Other assets, net . .        28,142         --           71,336        32,615         --          132,093
Investments in
 subsidiaries . . . .       217,932         --          211,041           535      (429,508)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  252,522            83       649,142       310,672      (429,508)      782,911
                         ==========    ==========    ==========    ==========    ==========    ==========




                                       JONES LANG LASALLE INCORPORATED
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                            As of March 31, 2002
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Accounts payable and
  accrued liabilities    $   11,789         4,459        38,081        51,718         --          106,047
Short-term borrowings         --            --            2,707         7,887         --           10,594
Other current
  liabilities . . . .       (79,433)     (238,653)      376,976        29,440         --           88,330
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      liabilities . .       (67,644)     (234,194)      417,764        89,045         --          204,971

Long-term liabilities:
  Credit facilities .         --           89,911         --            --            --           89,911
  9% senior notes,
    due 2007. . . . .         --          143,831         --            --            --          143,831
  Other . . . . . . .         5,870         --           13,446         9,731         --           29,047
                         ----------    ----------    ----------    ----------    ----------    ----------

    Total liabilities       (61,774)         (452)      431,210        98,776         --          467,760

Commitments and
 contingencies

Minority interest in
 consolidated
 subsidiaries . . . .         --            --            --              855         --              855
Stockholders' equity.       314,296           535       217,932       211,041      (429,508)      314,296
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  252,522            83       649,142       310,672      (429,508)      782,911
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
                         ==========   ==========   ==========     ==========    ==========    ==========


<table>                                JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                  For the Three Months Ended March 31, 2002
                                              ($ in thousands)
                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . . . .$    --            --           71,995        89,807         --          161,802
Equity earnings (loss)
 from subsidiaries. . . .    (3,228)        --           (1,444)           58         4,614         --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . . . .    (3,228)        --           70,551        89,865         4,614       161,802

Operating expenses. . . .     3,406            16        72,053        90,439         --          165,914
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
     (loss) . . . . . . .    (6,634)          (16)       (1,502)         (574)        4,614        (4,112)

Interest expense, net
 of interest income . . .    (2,387)         (230)        3,584         2,951         --            3,918
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
     before provision
     (benefit) for
     income taxes and
     minority interest. .    (4,247)          214        (5,086)       (3,525)        4,614        (8,030)

Net provision (benefit)
 for income taxes . . . .      (212)          156        (1,858)       (1,298)        --           (3,212)
Minority interests
 in earnings of
 subsidiaries . . . . . .     --            --            --               63         --               63
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss),
 before cumulative
 effect of change in
 accounting principle . .    (4,035)           58        (3,228)       (2,290)        4,614        (4,881)

Cumulative effect of
 change in accounting
 principle. . . . . . . .     --            --            --              846         --              846
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) . . .$   (4,035)           58        (3,228)       (1,444)        4,614        (4,035)
                         ==========    ==========    ==========    ==========    ==========    ==========

                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                  For the Three Months Ended March 31, 2001
                                              ($ in thousands)
                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . .    $    --            --           97,040       101,809         --          198,849
Equity earnings (loss)
 from subsidiaries. .        (1,571)        --             (689)          180         2,080         --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .        (1,571)        --           96,351       101,989         2,080       198,849

Operating expenses
 before non-recurring
 charges. . . . . . .         4,398         --           94,052       100,273         --          198,723

Non-recurring charges         --            --            1,055         --            --            1,055
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
      (loss). . . . .        (5,969)        --            1,244         1,716         2,080          (929)

Interest expense,
 net of interest
 income . . . . . . .          (907)         (243)        3,862         2,134         --            4,846
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest. . . .        (5,062)          243        (2,618)         (418)        2,080        (5,775)

Net provision (benefit)
 for income taxes . .        (1,516)           63        (1,047)          305         --           (2,195)
Minority interests
 in losses of
 subsidiaries . . . .         --            --            --              (34)        --              (34)
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $   (3,546)          180        (1,571)         (689)        2,080        (3,546)
                         ==========    ==========    ==========    ==========    ==========    ==========


                                       JONES LANG LASALLE INCORPORATED
                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                  For the Three Months Ended March 31, 2002
                                              ($ in thousands)
                                   Jones Lang
                                    LaSalle                                                   Consolidated
                                  Incorporated    Jones Lang                                   Jones Lang
                                   (Parent and     LaSalle       Guarantor    Non-Guarantor     LaSalle
                                   Guarantor)    Finance B.V.   Subsidiaries   Subsidiaries   Incorporated
                                  ------------   ------------   ------------  -------------   ------------
Cash flows provided by (used in)
  operating activities. . . . .    $     (311)         3,791        (13,027)        (7,184)       (16,731)
Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment. . .          (397)         --              (174)        (1,511)        (2,082)
  Investments in e-commerce
    ventures. . . . . . . . . .         --             --              (224)         --              (224)
  Subsidiary activity . . . . .         1,131        (33,817)        25,234          7,452          --
  Investments in real estate
    ventures. . . . . . . . . .         --             --            (4,351)          (728)        (5,079)
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) investing
        activities. . . . . . .           734        (33,817)        20,485          5,213         (7,385)
Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit
    facility. . . . . . . . . .         --            30,057         (6,440)         1,537         25,154
  Common stock issued under
    stock option plan . . . . .           409          --             --             --               409
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) financing
        activities. . . . . . .           409         30,057         (6,440)         1,537         25,563
                                   ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in cash
  and cash equivalents. . . . .           832             31          1,018           (434)         1,447
Cash and cash equivalents,
  beginning of period . . . . .         3,142             52         (2,843)        10,095         10,446
                                   ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents,
  end of period . . . . . . . .    $    3,974             83         (1,825)         9,661         11,893
                                   ==========     ==========     ==========     ==========     ==========

                                       JONES LANG LASALLE INCORPORATED
                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                  For the Three Months Ended March 31, 2001
                                              ($ in thousands)
                                   Jones Lang
                                    LaSalle                                                   Consolidated
                                  Incorporated    Jones Lang                                   Jones Lang
                                   (Parent and     LaSalle       Guarantor    Non-Guarantor     LaSalle
                                   Guarantor)    Finance B.V.   Subsidiaries   Subsidiaries   Incorporated
                                  ------------   ------------   ------------  -------------   ------------
Cash flows provided by (used in)
  operating activities. . . . .      $  4,172          3,569        (53,510)       (26,995)       (72,764)

Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment. . .          (266)         --            (3,354)        (4,310)        (7,930)
  Subsidiary activity . . . . .         2,487        (64,774)        57,997          4,290          --
  Investments in real estate
    ventures. . . . . . . . . .         --             --                65         16,714         16,779
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) investing
        activities. . . . . . .         2,221        (64,774)        54,708         16,694          8,849

Cash flows provided by
 (used in) financing
 activities:
  Net borrowings under
    credit facility . . . . . .         --            61,100          2,688          3,703         67,491
  Shares repurchased. . . . . .        (9,836)         --             --             --            (9,836)
  Common stock issued under
    stock option plan . . . . .           321          --             --             --               321
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) financing
        activities. . . . . . .        (9,515)        61,100          2,688          3,703         57,976
                                   ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in
  cash and cash equivalents . .        (3,122)          (105)         3,886         (6,598)        (5,939)
Cash and cash equivalents,
  January 1 . . . . . . . . . .         3,689            152         (3,665)        18,667         18,843
                                   ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents,
  March 31, . . . . . . . . . .    $      567             47            221         12,069         12,904
                                   ==========     ==========     ==========     ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto for the three months ended March 31, 2002, included herein, and Jones Lang LaSalle's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 which have been filed with the Securities and Exchange Commission as part of Jones Lang LaSalle's Annual Report on Form 10-K.

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

     REVENUE RECOGNITION - We recognize advisory and management fees in the period in which we perform the service. Transaction commissions are recognized as income when we provide the service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies are released. Development management fees are generally recognized as billed, which we believe approximates the percentage of completion method of accounting. Incentive fees are generally tied to some form of contractual milestone and are recorded in accordance with the specific terms of the underlying compensation agreement. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101. We implemented SAB 101 in 2000 and this is discussed more fully in Note 4 to Notes to Consolidated Financial Statements.

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

     During 2001, we reviewed our e-commerce investments on an investment by investment basis, evaluating actual business performance against original expectations, projected future performance and associated cash flows, and capital needs and availability. As a result of this evaluation we determined that our investments in e-commerce were impaired, and fully wrote off these investments by the end of 2001. It is currently our policy to expense any additional investments, primarily contractual commitments to fund operating expenses of existing investments, that are made into these ventures in the period they are made. These charges are booked as ordinary recurring charges.

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

     ACCOUNTING FOR BUSINESS COMBINATIONS - We have historically grown through a series of acquisitions and one substantial merger. As a result of this activity, and consistent with the services nature of the businesses we acquired, the largest assets on our balance sheet are intangibles resulting from business acquisitions and the JLW merger. Historically we have amortized these over their estimated useful lives (generally eight to 40 years). SFAS 142, which we adopted January 1, 2002, requires that we cease amortizing the goodwill element of these intangibles, which is $306 million. This will reduce our annual amortization expense by $10 million. We are currently evaluating the effects of adopting SFAS 142, but do not believe that adoption will result in any significant impairment charge against goodwill.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUE

     Total revenue, after elimination of intersegment revenue, decreased $37.1 million, or 18.7%, to $161.8 million for three months ended March 31, 2002 from $198.9 million for the three months ended March 31, 2001. The reduction in our revenues year over year reflects the weak global economy and was primarily a result of reduced transaction activity in the real estate industry when compared to the first quarter of 2001 when activity was strong. Fees earned from transaction activity were down 25% ($27 million). We had anticipated the decline in revenues as we had not anticipated a turn around in overall economic conditions during the first quarter of 2002.

OPERATING EXPENSES

     Total operating expenses, after elimination of intersegment expenses decreased $32.8 million, or 16.5%, to $165.9 million for the three months ended March 31, 2002 compared to $198.7 million, excluding non-recurring charges, for the three months ended March 31, 2001. The reduction in expenses is largely the result of restructuring actions taken in 2001 to bring ongoing operating expenses in line with anticipated future business in light of current economic conditions together with a reduction in incentive compensation reflecting the lower revenues. Compensation and benefit expense was down $23.5 million, of which $11.7 million relates to a reduction in incentive compensation. The reduction in incentive compensation is anticipated to reverse over the balance of the year depending on performance. Operating, administrative and other expenses were down $7.4 million, largely due to cost containment initiatives put into place in 2001. The benefit resulting from adopting SFAS 142 (discussed in Note 6 to Notes to Consolidated Financial Statements) was a saving in amortization expense of $2.4 million.

OPERATING INCOME/(LOSS)

     Due to the seasonal nature of our business we typically report a loss in the first quarter (see Seasonality section for further discussion). Consistent with this pattern of seasonality, we reported operating losses of $4.1 million and $0.9 million for the three months ended March 31, 2002 and 2001, respectively.

INTEREST EXPENSE

     Interest expense, net of interest income, decreased by $0.9 million, from $4.8 million for the three months ended March 31, 2001 to $3.9 million for the three months ended March 31, 2002. The decrease in interest expense is the result of lower average revolver borrowings at declining interest rates.

PROVISION/(BENEFIT) FOR INCOME TAXES

     The benefit for income taxes was $3.2 million for the first quarter of 2002, as compared to a benefit of $2.2 million for the same period of 2001.

Our estimated effective tax rate for the first quarter of 2002 was 40%, as compared to 38% for 2001. See Income Tax Provision section of Note 1 to Notes to Consolidated Financial Statements for further discussion of our effective tax rate.

NET INCOME/(LOSS)

     Our net loss, excluding the cumulative effect of change in accounting principle related to the adoption of SFAS 142, for the first quarter of 2002 was $4.9 million. Our net loss for the first quarter of 2001 was $3.5 million.

     Including the cumulative effect of change in accounting principle (a net benefit of $0.8 million) related to the adoption of SFAS 142, which is discussed in detail at Note 6 to Notes to Consolidated Financial
Statements, our net loss for the first quarter of 2002 was $4.0 million.

SEGMENT OPERATING RESULTS

     See Note 2 in Notes to Consolidated Financial Statements, included herein, for a discussion of our segment reporting.

OWNER AND OCCUPIER SERVICES

     AMERICAS

     Revenue for the Americas region decreased $8.7 million, or 14.3%, to $52.3 million for the three months ended March 31, 2002, as compared to $61.0 million for the three months ended March 31, 2001. The decline in implementation services revenue, which is largely transaction based, reflects the weak economic environment. However, there were increases in implementation services revenues year over year in the Capital Markets unit and the Tenant Representation unit. These increases reflect the timing of transactions and were largely offset by weakness in the Leasing and Management unit. The expected decline in management services revenue was mainly driven by the Project and Development Management unit, which had a strong first quarter in 2001 due to several large telecom projects.

     Operating expenses for the Americas region decreased $17.3 million, or 24.1%, to $54.4 million in the first quarter of 2002, as compared to $71.7 million in the first quarter of 2001. The decline in expenses is primarily attributable to the strong focus placed on cost containment, including significant reductions in compensation due to reduced headcount. Also contributing to the decline in expenses is a reduction in incentive compensation of $2.8 million, which is the result of reduced revenues.
This reduction in incentive compensation is anticipated to reverse over the balance of the year depending on performance. In addition, as a result of adopting SFAS 142 (discussed in Note 6 to Notes to Consolidated Financial Statements), amortization expense in the first quarter of 2002 was reduced by $1.1 million.

     EUROPE

     Revenue for the Europe region totaled $64.3 million for the first quarter of 2002, as compared to $85.7 million, a decrease of 25.0%. The most significant declines occurred in England and France, reflecting the difficult economic conditions in these countries. Revenue was adversely impacted by approximately $2 million due to the weakening of the euro and the pound sterling against the US dollar in the first quarter of 2002 as compared to the first quarter of 2001.

     Operating expenses for the region decreased by $13.0 million, or 16.9%, to $64.1 million for the three months ended March 31, 2002 from $77.1 million for the three months ended March 31, 2001. The strong focus placed on cost containment initiatives drove down expenses, including reductions in compensation due to reduced headcount. Due to the reduction in revenues, incentive compensation was reduced by $8.0 million, which is anticipated to reverse over the balance of the year depending on performance. Operating expenses were reduced by approximately $2 million due to the weakening of the euro and the pound sterling against the US dollar in the first quarter of 2002 as compared to the first quarter of 2001. In addition, as a result of adopting SFAS 142 (discussed in Note 6 to Notes to Consolidated Financial Statements), amortization expense in the first quarter of 2002 was reduced by $0.4 million.

     ASIA PACIFIC

     Revenue for the Asia Pacific region decreased by $1.7 million, or 6.1%, to $26.2 million for the three months ended March 31, 2002 compared to $27.9 million for the three months ended March 31, 2001. Revenues by country in this region were mixed, with declines in Australia, Hong Kong and Singapore, partially offset by increases in Japan, Korea and China. There was no significant year over year impact on revenues due to movements in exchange rates between the US dollar and Australian dollar, our most significant currency in the Asia Pacific region.

     Operating expenses for the region totaled $29.3 million for the three months ended March 31, 2002, as compared to $30.4 million for the three months ended March 31, 2001. The reduction in operating expenses year over year is attributable to; 1) a lower level of compensation due to reduced headcount, 2) reduced incentive compensation of $0.4 million due to the reduction in revenues (this reduction in incentive compensation is anticipated to reverse over the balance of the year depending on performance), and 3) the adoption of SFAS 142 (discussed in Note 6 to Notes to Consolidated Financial Statements), which reduced amortization expense by $0.5 million. These declines in expenses were partially offset by increased depreciation expense on information technology investments made last year during the restructuring of this region. There was no significant year over year impact on operating expenses due to movements in exchange rates between the US dollar and Australian dollar, our most significant currency in the Asia Pacific region.

     INVESTMENT MANAGEMENT

     Investment Management revenue totaled $19.1 million for the three months ended March 31, 2002 compared to $24.5 million for the three months ended March 31, 2001. The reduction in revenues is primarily due to the first quarter of 2001 including a one-time gain from the disposition of our interest in LaSalle Hotel Properties. Also two fund closings, which were originally planned to close in the first quarter of 2002, have been delayed until the second quarter of this year.

     Operating expenses decreased $1.4 million, or 7.1%, to $18.3 million for the three months ended March 31, 2002, as compared with $19.7 million for the three months ended March 31, 2001. Compensation expense increased slightly as staffing increased to support new fund activity. Incentive compensation was reduced by $0.5 million from the first quarter of last year due to the reduction in revenues. This reduction in incentive compensation is anticipated to reverse over the balance of the year depending on performance. There were also savings in administrative costs due to cost containment initiatives put into place in the middle of last year. The adoption of SFAS 142 (discussed in Note 6 to Notes to Consolidated Financial Statements) reduced amortization expense by $0.4 million.

PERFORMANCE OUTLOOK

     Our estimate of our second quarter and full year performance reflects our caution around the timing of the recovery in the economy, and the historical six to nine month lag to recovery in the real estate markets. We expect our second quarter results to be a profit of $0.05 to $0.15
earnings per share.   At this point, we continue to expect that the full
year earnings per share will fall in the previously disclosed range of $1.65 to $1.70. However, if there is a weak or extensively delayed economic recovery, we expect to be toward the lower end of this full year range.

CONSOLIDATED CASH FLOWS

     CASH FLOWS PROVIDED BY/USED IN OPERATING ACTIVITIES

     During the three months ended March 31, 2002 cash flows used in operating activities totaled $16.7 million compared to $72.8 million used in the three months ended March 31, 2001. The cash flows used in operating activities during the first quarter of 2002 can be further divided into cash generated from operations of $10.8 million (compared to $15.0 million in the first quarter of 2001) and cash used in balance sheet movements (primarily working capital management) of $ $27.5 million (compared to a use of $87.8 million in the first quarter of 2001). The decline in cash generated from operations is due to reduced performance year over year.
The decrease in cash used in working capital primarily represents higher incentive compensation accrued at December of 2000 and paid in the first three months of 2001 as compared to amounts accrued in December of 2001 and paid in the first quarter of 2002. The higher level of incentive compensation accrued at December 2000 is a result of the strong performance
during 2000.   Partially offsetting this reduction in cash used in working capital is lower incentive compensation accruals in the first quarter of 2002 as compared to the first quarter of 2001, which have reduced accrued liabilities in 2002, and resulted in a smaller source of cash. Also partially offsetting the reduction in cash used in working capital are payments of restructuring charges, which were accrued in the latter half of 2001. In addition, our continued focus on receivables has resulted in improved cash flow of $11.8 million.

     CASH FLOWS PROVIDED BY/USED IN INVESTING ACTIVITIES

     We used $7.4 million in investing activities during the three months ended March 31, 2002, as compared to cash provided of $8.8 million during the three months ended March 31, 2001. The primary driver of this change is the sale of our investment in LaSalle Hotel Properties in the first quarter of 2001, which generated $18.5 million of cash. Of this $18.5 million, $1.6 million was a distribution of previously recorded equity earnings, and therefore, is shown in the operating activities section of the Statement of Cash Flows. Partially offsetting the increase in cash used in 2002 is a $5.8 million reduction in net capital additions, which have been intensely scrutinized in 2002. In 2001 there were significant capital additions to technology related improvements.

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

     Cash flows provided by financing activities decreased $32.4 million to $25.6 million during the three months ended March 31, 2002 from $58.0 million during the three months ended March 31, 2001. The need for borrowings were reduced in the first quarter of 2002 as compared to the first quarter of 2001 as there were lower incentive compensation payments in 2002 and there were share repurchases in 2001 that did take place in 2002. This reduced level of borrowing has been partially offset by the repayment of debt with cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. As of March 31, 2002, we have a $275.0 million revolving credit facility for working capital needs, co-investments, capital expenditures and acquisitions. Under the terms of the revolving credit facility, we have the authorization to borrow up to an additional $50.0 million under local overdraft facilities. We also have outstanding the 9% Senior Euro Notes (the "Euro Notes") of euro 165 million. The Euro Notes mature on June 15, 2007. Beginning June 15, 2004, the Euro Notes can be redeemed, at our option, at the following redemption prices; during the twelve-month period commencing June 15, 2004 at 104.50% of principal, during the twelve-month period commencing June 15, 2005 at 102.25% of principal and commencing June 15, 2006 and thereafter at 100.00% of principal.

     As of March 31, 2002, there was $89.9 million outstanding under the revolving credit facility, euro 165 million ($143.8 million) of borrowings outstanding under the Euro Notes and short-term borrowings (including capital lease obligations) of $10.6 million.

     Certain of our subsidiaries guarantee the revolving credit facility and the Euro Notes (the "Facilities"). With respect to the revolving credit facility, we must maintain a certain level of consolidated net worth and a ratio of funded debt to EBITDA. We must also meet a minimum interest coverage ratio and minimum liquidity ratio. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used during 2002 or 2001 and none were outstanding as of March 31, 2002. The effective interest rate on the Facilities was 7.8% for the three months ended March 31, 2002 (versus an effective rate of 8.6% during the same period of 2001).

     We have additional access to liquidity via various interest-bearing overdraft facilities and short-term credit facilities of subsidiaries. Of the $50.0 million authorized under the revolving credit facility for local overdraft borrowings, we have facilities totaling $39.0 million, of which $10.0 million was outstanding as of March 31, 2002.

     We believe that the revolving credit facility, together with the Euro Notes, local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet working capital requirements.

     We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management, which would likely be negatively impacted if a substantial decrease in co-investment activity were to occur. As of March 31, 2002, there were total investments of $60.3 million in 24 separate property or fund co-investments, with additional capital commitments of $122.8 million for future fundings of co-investments. With respect to certain co-investment indebtedness, we also had repayment guarantees outstanding at March 31, 2002 of $7.7 million. Included in the $7.7 million are residential land co-investment indebtedness guarantees of $3.7 million, which are offset by a cross guarantee from another investor in the amount of $2.0 million. The $122.8 million of capital commitment includes a commitment of $121.0 million to LaSalle Investment Limited Partnership ("LILP"). We expect that LILP will draw down on our commitment over the next three to five years as it enters into new commitments. LILP is a 47.85% owned English limited partnership that is intended to be our co-investment vehicle for substantially all new co-investments. Primarily institutional investors, including a significant shareholder in Jones Lang

LaSalle, hold the remaining 52.15% interest in LILP. In addition, our Chairman and certain other Directors of Jones Lang LaSalle are investors in LILP on equivalent terms to other investors. At March 31, 2002, LILP has unfunded capital commitments of $55.0 million for future fundings of co-investments. LILP has no external debt, nor any current intention to leverage its partners' capital.

     Our net co-investment funding for 2002 is anticipated to be $20 million (planned co-investment less return of capital from liquidated co-investments).

     Capital expenditures are anticipated to be $30 million for 2002, primarily for ongoing improvements to computer hardware and information systems, office renewals and expansions. As noted earlier, we continue to place significant focus and control on capital expenditures.

SEASONALITY

     Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for the Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on clients' returns on their real estate investments. Such performance fees are generally earned when the asset is sold, the timing of which we do not have complete discretion over. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

OTHER MATTERS

     NEW ACCOUNTING STANDARDS

     In October 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be disposed Of" ("SFAS 121"). SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported in continuing operations or in discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS 144 on January 1, 2002. The effect of implementing SFAS 144 did not have a material impact on our consolidated financial statements.

     In November 2001, the FASB's Emerging Issues Task Force ("EITF") issued EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", effective for financial statements issued for fiscal years beginning after December 15, 2001. This EITF requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement, as opposed to being shown as a reduction of expenses. We are currently in the process of reconfiguring our reporting systems in order to comply with this EITF. We have preliminarily estimated the amounts of our out-of-pocket reimbursements, which are currently reported as a reduction of expenses, and determined that the adoption of this EITF will not have a material impact on our consolidated financial statements.

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

MARKET AND OTHER RISK FACTORS

     MARKET RISK

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

     .     Interest rates on the multi-currency credit facility

     .     Foreign exchange risks.

     In the normal course of business, we manage these risks through a variety of strategies, including the use of hedging transactions using various derivative financial instruments such as interest rate swap agreements and forward exchange contracts. We do not enter into derivative financial instruments for trading or speculative purposes.

INTEREST RATES

     We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the $275.0 million revolving multi-currency credit facility, due in September 2004, that is available for working capital, co-investments, capital expenditures and acquisitions. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2002 or 2001, and none were outstanding as of March 31, 2002.

     The effective interest rate on our debt for the three months ended March 31, 2002 was 7.8% as compared to a rate of 8.6% for the same period of 2001. The decrease in the effective interest rate is due to reduced revolver borrowings at declining market interest rates.

FOREIGN EXCHANGE

     Revenues outside of the United States were 63.1% of our total revenues for the three months ended March 31, 2002. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound (21.3% of revenues for the three months ended March 31, 2002), the euro (20.2% of revenues for the three months ended March 31, 2002) and the Australian dollar (5.7% of revenues for the three months ended March 31, 2002). Changes in these foreign exchange rates would have the largest impact on translating the operating profit of our international operations into U.S. dollars.

     The British pound expenses incurred as a result of both the worldwide operational headquarters and the Europe regional headquarters being located in London act as a partial operational hedge against our translation exposure to the British pound.

     The interest on the euro 165 million of notes acts as a partial hedge against our translation exposure on our euro denominated earnings. We enter into forward foreign currency exchange contracts to manage currency risks. At March 31, 2002, we had forward exchange contracts in effect with a notional value of $74.6 million and a market and carrying loss of $0.9
million.   The net impact on our earnings during the three months ended
March 31, 2002 of the unrealized loss on foreign currency contracts, offset by the gain resulting from re-measurement of foreign currency transactions, was not significant.

DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of March 31, 2002, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and interest and foreign currency rates.


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

     ITEM 5. OTHER MATTERS

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 in Item 1. "Business," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," and elsewhere, in this Quarterly Report on Form 10-Q in
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 3 "Quantitative and Qualitative Disclosure about Market Risk" and elsewhere, and in other reports filed with the Securities and Exchange Commission. Jones Lang LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.

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



                              JONES LANG LASALLE INCORPORATED




Dated:  May 15, 2002          BY:  /S/ LAURALEE E. MARTIN
                                   ------------------------------
                                   Lauralee E. Martin
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Authorized Officer and
                                   Principal Financial Officer)

EXHIBIT INDEX



Exhibit
Number           Description
-------          -----------

99.1 Press release issued by Jones Lang LaSalle on May 1, 2002 attached hereto as Exhibit 99.1.