Form 10-Q
period 2002-06-30
JONES LANG LASALLE INC
filed 2002-08-13
CIK 1037976

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
               Class                                August 12, 2002
               -----                                ---------------

     Common Stock ($0.01 par value)                    30,765,596

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements. . . . . . . . . . . . . . . .       3

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . .      33

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk . . . . . . . . . . . . . . . . .      45


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . .      46

Item 4.     Submission of Matters to a Vote
            of Security Holders . . . . . . . . . . . . . . . .      46

Item 5.     Other Matters . . . . . . . . . . . . . . . . . . .      47

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .      47

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                       JONES LANG LASALLE INCORPORATED
                         CONSOLIDATED BALANCE SHEETS

                     JUNE 30, 2002 AND DECEMBER 31, 2001
                               (in thousands)
                                 (UNAUDITED)


                                              JUNE 30,      DECEMBER 31,
                                                2002           2001
                                             ----------     -----------
ASSETS
------

Current assets:
  Cash and cash equivalents . . . . . . . .  $    7,964          10,446
  Trade receivables, net of allowances
    of $8,149 and $6,305 in 2002
    and 2001, respectively. . . . . . . . .     169,572         222,590
  Notes receivable and advances to
    real estate ventures. . . . . . . . . .       3,808           3,847
  Other receivables . . . . . . . . . . . .      10,380           9,553
  Prepaid expenses. . . . . . . . . . . . .      15,413          11,802
  Deferred tax assets . . . . . . . . . . .      17,579          16,935
  Other assets. . . . . . . . . . . . . . .      15,045          11,340
                                             ----------       ---------
          Total current assets. . . . . . .     239,761         286,513

Property and equipment, at cost, less
  accumulated depreciation of $116,920
  and $102,401 in 2002 and 2001,
  respectively. . . . . . . . . . . . . . .      84,821          92,503
Goodwill, with indefinite useful lives,
  at cost, less accumulated amortization
  of $36,020 and $35,327 in 2002 and 2001,
  respectively. . . . . . . . . . . . . . .     312,148         305,688
Negative goodwill, at cost, less
  accumulated amortization of ($565)
  in 2001 . . . . . . . . . . . . . . . . .       --               (846)
Identified intangibles, with definite
  useful lives, at cost, less accumulated
  amortization of $26,118 and $23,195
  in 2002 and 2001, respectively. . . . . .      20,896          23,327
Investments in real estate ventures . . . .      66,350          56,899
Long-term receivables, net. . . . . . . . .      22,986          17,375
Prepaid pension asset . . . . . . . . . . .      12,086          14,384
Deferred tax assets . . . . . . . . . . . .      24,066          25,770
Debt issuance costs . . . . . . . . . . . .       4,857           5,407
Other assets, net . . . . . . . . . . . . .       8,311           8,707
                                              ---------      ----------

                                              $ 796,282         835,727
                                              =========      ==========

                       JONES LANG LASALLE INCORPORATED
                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                     JUNE 30, 2002 AND DECEMBER 31, 2001
                               (in thousands)
                                 (UNAUDITED)


                                              JUNE 30,      DECEMBER 31,
                                                2002           2001
                                             ----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities.   $  91,051         116,968
  Accrued compensation. . . . . . . . . . .      59,874         131,680
  Short-term borrowings . . . . . . . . . .      15,765          15,497
  Deferred tax liabilities. . . . . . . . .         206              23
  Other liabilities . . . . . . . . . . . .      18,384          23,467
                                              ---------      ----------
          Total current liabilities . . . .     185,280         287,635

Long-term liabilities:
  Credit facilities . . . . . . . . . . . .      88,716          59,854
  9% Senior Notes, due 2007 . . . . . . . .     163,564         146,768
  Deferred tax liabilities. . . . . . . . .       4,827           6,567
  Other . . . . . . . . . . . . . . . . . .      24,701          19,733
                                              ---------      ----------
          Total liabilities . . . . . . . .     467,088         520,557

Commitments and contingencies

Minority interest in consolidated
  subsidiaries. . . . . . . . . . . . . . .       2,266             789

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    30,386,902 and 30,183,450 shares
    issued and outstanding as of
    June 30, 2002 and December 31,
    2001, respectively. . . . . . . . . . .         304             302
  Additional paid-in capital. . . . . . . .     474,478         463,926
  Deferred stock compensation . . . . . . .     (10,714)         (6,038)
  Retained deficit. . . . . . . . . . . . .    (123,050)       (122,521)
  Stock held in trust . . . . . . . . . . .        (460)         (1,658)
  Accumulated other comprehensive loss. . .     (13,630)        (19,630)
                                              ---------      ----------
          Total stockholders' equity. . . .     326,928         314,381
                                              ---------      ----------
                                              $ 796,282         835,727
                                              =========      ==========















        See accompanying notes to consolidated financial statements.

                                          JONES LANG LASALLE INCORPORATED
                           CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                                 THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                         (in thousands, except share data)
                                                    (UNAUDITED)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                    --------------------------     --------------------------
                                                       2002            2001           2002            2001
                                                    ----------      ----------     ----------      ----------
Revenue:
  Fee based services. . . . . . . . . . . . . .     $  189,549         198,597        349,824         394,085
  Equity in earnings from unconsolidated
    ventures. . . . . . . . . . . . . . . . . .            659           1,341            501           3,857
  Other income. . . . . . . . . . . . . . . . .            726           1,038          2,411           1,883
                                                    ----------      ----------     ----------      ----------
        Total revenue . . . . . . . . . . . . .        190,934         200,976        352,736         399,825

Operating expenses:
  Compensation and benefits, excluding
    non-recurring charges . . . . . . . . . . .        119,859         127,912        230,802         262,389
  Operating, administrative and other,
    excluding non-recurring charges . . . . . .         49,166          54,585         94,666         107,500
  Depreciation and amortization . . . . . . . .          9,350          12,091         18,821          23,422
  Non-recurring charges:
    Compensation and benefits . . . . . . . . .          --              1,307          --              1,307
    Operating, administrative and other . . . .          --              1,288          --              2,343
                                                    ----------      ----------     ----------      ----------
        Total operating expenses. . . . . . . .        178,375         197,183        344,289         396,961

        Operating income. . . . . . . . . . . .         12,559           3,793          8,447           2,864

Interest expense, net of interest income. . . .          4,669           5,981          8,587          10,827
                                                    ----------      ----------     ----------      ----------
        Income (loss) before provision
          (benefit) for income taxes and
          minority interest . . . . . . . . . .          7,890          (2,188)          (140)         (7,963)

Net provision (benefit) for income taxes. . . .          3,155            (831)           (57)         (3,026)

Minority interest in earnings of
  subsidiaries. . . . . . . . . . . . . . . . .          1,229             565          1,292             531
                                                    ----------      ----------     ----------      ----------
        Net income (loss) before cumulative
          effect of change in accounting
          principle . . . . . . . . . . . . . .          3,506          (1,922)        (1,375)         (5,468)




                                          JONES LANG LASALLE INCORPORATED
                     CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED

                                 THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                         (in thousands, except share data)
                                                    (UNAUDITED)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                    --------------------------     --------------------------
                                                       2002            2001           2002            2001
                                                    ----------      ----------     ----------      ----------
Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . . . .          --              --               846           --
                                                    ----------      ----------     ----------      ----------
Net income (loss) . . . . . . . . . . . . . . .     $    3,506          (1,922)          (529)         (5,468)
                                                    ==========      ==========     ==========      ==========

Other comprehensive income (loss), net of tax:
  Foreign currency translation
    adjustments . . . . . . . . . . . . . . . .     $    5,318           3,206          6,000          (2,681)
                                                    ----------      ----------     ----------      ----------
Comprehensive income (loss) . . . . . . . . . .     $    8,824           1,284          5,471          (8,149)
                                                    ==========      ==========     ==========      ==========

Basic earnings (loss) per common share before
  cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . . . .     $     0.12           (0.06)         (0.05)          (0.18)
Cumulative effect of change in
  accounting principle. . . . . . . . . . . . .          --              --              0.03           --
                                                    ----------      ----------     ----------      ----------
Basic earnings (loss) per common share. . . . .     $     0.12           (0.06)         (0.02)          (0.18)
                                                    ==========      ==========     ==========      ==========
Basic weighted average
  shares outstanding. . . . . . . . . . . . . .     30,278,032      29,775,259     30,244,245      29,946,909
                                                    ==========      ==========     ==========      ==========

Diluted earnings (loss) per common share
  before cumulative effect of change in
  accounting principle. . . . . . . . . . . . .     $     0.11           (0.06)         (0.05)          (0.18)
Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . . . .          --              --              0.03           --
                                                    ----------      ----------     ----------      ----------
Diluted earnings (loss) per common share. . . .     $     0.11           (0.06)         (0.02)          (0.18)
                                                    ==========      ==========     ==========      ==========
Diluted weighted average
  shares outstanding. . . . . . . . . . . . . .     31,871,256      29,775,259     30,244,245      29,946,909
                                                    ==========      ==========     ==========      ==========

                           See accompanying notes to consolidated financial statements.

<table>                                   JONES LANG LASALLE INCORPORATED
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          SIX MONTHS ENDED JUNE 30, 2002
                                         (in thousands, except share data)
                                                    (UNAUDITED)
                                                                                             Accumu-
                                                                                              lated
                                                                                              Other
                                              Additi-    Deferred                            Compre-
                         Common Stock         tional       Stock     Retained     Shares     hensive
                      -------------------     Paid-In     Compen-    Earnings     Held in    Income
                      Shares       Amount     Capital     sation     (Deficit)    Trust      (Loss)      Total
                    ----------     ------     --------   --------    ---------   --------    -------    --------
Balances at
 December 31,
 2001 . . . . . . . 30,183,450      $302      463,926     (6,038)    (122,521)    (1,658)   (19,630)    314,381

Net loss. . . . . .      --          --         --         --            (529)     --         --           (529)
Shares issued in
 connection with
  Stock option
   plan . . . . . .    106,804         1        1,871      --           --         --         --          1,872
Restricted stock
  grants. . . . . .      --          --         6,562     (6,562)       --         --         --          --
Amortization of
  shares issued
  in connection
  with restricted
  stock . . . . . .      --          --         --         1,095        --         --         --          1,095
Reduction in
  restricted
  stock compen-
  sation rights
  outstanding . . .      --          --           (69)        69        --         --         --          --
Stock purchase
  program grants. .      --        --             458       (458)       --         --         --          --
Shares issued in
  connection with
  stock purchase
  programs. . . . .    104,456         1        1,873      --           --         --         --          1,874
Amortization of
  shares issued in
  connection with
  stock purchase
  programs. . . . .      --          --         --         1,180        --         --            (1)      1,179





                                          JONES LANG LASALLE INCORPORATED
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                          SIX MONTHS ENDED JUNE 30, 2002
                                         (in thousands, except share data)
                                                    (UNAUDITED)

                                                                                             Accumu-
                                                                                              lated
                                                                                              Other
                                              Additi-    Deferred                            Compre-
                         Common Stock         tional       Stock     Retained     Shares     hensive
                      -------------------     Paid-In     Compen-    Earnings     Held in    Income
                      Shares       Amount     Capital     sation     (Deficit)    Trust      (Loss)       Total
                    ----------     ------     --------   --------    ---------   --------    -------     -------
Shares repur-
  chased for pay-
  ment of taxes
  on shares issued
  pursuant to
  stock purchase
  programs. . . . .     (7,808)      --          (143)     --           --         --         --           (143)
Distribution of
 shares held in
 trust. . . . . . .      --          --         --         --           --         1,198      --          1,198
Cumulative effect
 of foreign
 currency
 translation
 adjustments. . . .      --          --         --         --           --         --         6,001       6,001
                    ----------      ----      -------   --------     --------   --------   --------     -------
Balances at
  June 30,
  2002. . . . . . . 30,386,902      $304      474,478    (10,714)    (123,050)      (460)   (13,630)    326,928
                    ==========      ====      =======   ========     ========   ========   ========     =======













                           See accompanying notes to consolidated financial statements.

                       JONES LANG LASALLE INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                               (in thousands)
                                 (UNAUDITED)



                                                   2002         2001
                                                ----------   ----------
Cash flows from operating activities:
  Cash flows from earnings:
    Net loss. . . . . . . . . . . . . . . . .   $     (529)      (5,468)
    Reconciliation of net loss to net cash
     provided by earnings:
      Cumulative effect of change in
        accounting principle. . . . . . . . .         (846)       --
      Minority interest . . . . . . . . . . .        1,292          531
      Depreciation and amortization . . . . .       18,821       23,422
      Equity in earnings and gain on sale
        from unconsolidated ventures. . . . .         (501)      (3,857)
      Operating distributions from real
        estate ventures . . . . . . . . . . .        1,572        4,442
      Provision for loss on receivables and
        other assets. . . . . . . . . . . . .        2,820        8,478
      Stock compensation expense. . . . . . .          139        --
      Amortization of deferred compensation .        4,178        3,077
      Amortization of debt issuance costs . .          645          595
                                                ----------   ----------
        Net cash provided by earnings . . . .       27,591       31,220

    Cash flows from changes in
     working capital:
      Receivables . . . . . . . . . . . . . .       41,136       54,205
      Prepaid expenses and other assets . . .        2,321      (10,254)
      Deferred tax assets . . . . . . . . . .         (497)         (10)
      Accounts payable, accrued liabilities
        and accrued compensation. . . . . . .      (89,995)    (141,193)
                                                ----------   ----------
        Net cash flows from changes in
          working capital . . . . . . . . . .      (47,035)     (97,252)
                                                ----------   ----------
        Net cash used in
          operating activities. . . . . . . .      (19,444)     (66,032)

  Cash flows used in investing activities:
    Net capital additions - property and
      equipment . . . . . . . . . . . . . . .       (5,360)     (17,657)
    Investments in e-commerce ventures. . . .         (224)      (2,983)
    Investments in real estate ventures:
      Capital contributions and advances to
        real estate ventures. . . . . . . . .      (15,688)      (3,154)
      Distributions, repayments of advances
        and sale of investments . . . . . . .        6,244       19,773
                                                ----------   ----------
          Net cash used in
            investing activities. . . . . . .      (15,028)      (4,021)

                       JONES LANG LASALLE INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                   SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                               (in thousands)
                                 (UNAUDITED)



                                                   2002         2001
                                                ----------   ----------
Cash flows provided by financing activities:
  Proceeds from borrowings under credit
    facilities. . . . . . . . . . . . . . . .      218,892      228,109
  Repayments of borrowings under credit
    facilities. . . . . . . . . . . . . . . .     (189,762)    (157,935)
  Shares repurchased for payment of
    taxes on stock awards . . . . . . . . . .        --          (3,114)
  Shares repurchased under share
    repurchase program. . . . . . . . . . . .        --          (6,942)
  Common stock issued under stock option
    plan and stock purchase programs. . . . .        2,860        1,167
                                                ----------   ----------
        Net cash provided by financing
          activities. . . . . . . . . . . . .       31,990       61,285
                                                ----------   ----------
        Net decrease in cash and
          cash equivalents. . . . . . . . . .       (2,482)      (8,768)

Cash and cash equivalents,
  beginning of period . . . . . . . . . . . .       10,446       18,843
                                                ----------   ----------
Cash and cash equivalents, end of period. . .   $    7,964       10,075
                                                ==========   ==========

Supplemental disclosure of cash flow
 information:

  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . .   $    9,465       10,746
    Taxes, net of refunds . . . . . . . . . .        4,579       16,367



























        See accompanying notes to consolidated financial statements.

                       JONES LANG LASALLE INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)


     Readers of this quarterly report should refer to Jones Lang LaSalle Incorporated's ("Jones Lang LaSalle", which may be referred to as we, us, our or the Company) audited financial statements for the year ended December 31, 2001, which are included in Jones Lang LaSalle's 2001 Form 10-K, filed with the Securities and Exchange Commission, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Readers of this quarterly report should also refer to the "Summary of Critical Accounting Policies" section within Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein for further discussion of our accounting policies.


(1)   ACCOUNTING POLICIES

      INTERIM INFORMATION

      Our consolidated financial statements as of June 30, 2002 and for the three and six month ended June 30, 2002 and 2001 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be obtained for the full fiscal year.

      Certain prior year amounts have been reclassified to conform with the current presentation.

      EARNINGS PER SHARE

      For the three months ended June 30, 2002, basic earnings per share were calculated based on basic weighted average shares outstanding of
      30.3 million, and diluted earnings per share were calculated based on diluted weighted average shares outstanding of 31.9 million. The increase of 1.6 million in weighted average shares outstanding reflects the dilutive effect of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during this period.

      For the six months ended June 30, 2002, the basic and diluted loss per common share was calculated based on basic weighted average shares outstanding of 30.2 million. For the three and six month periods ended June 30, 2001, basic and diluted losses per common share were calculated based on basic weighted average shares outstanding of 29.8 million and 29.9 million, respectively. As a result of the net losses incurred for these periods, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive. These common stock equivalents consist principally of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods.

      STATEMENT OF CASH FLOWS

      The effects of foreign currency translation on cash balances are reflected in cash flows from operating activities on the Consolidated Statements of Cash Flows.

      INCOME TAX PROVISION

      We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. Based on our 2002 forecasted results and actions we have implemented to date we have estimated an effective tax rate of 40% for 2002. We believe that this is an achievable effective tax rate, particularly in light of the effective tax rate benefit provided by SFAS 142, which is discussed further in Note 6. For the three and six months ended June 30, 2001, we used an effective tax rate of 38% for recurring operations. The use of an effective tax rate of 38% was based on plans existing at the time and the effective tax rate historically achieved. As a result of a shift in income mix (such that a greater proportion of income forecasted for the remainder of 2001 was anticipated to be in jurisdictions with high tax rates), in the third quarter of 2001 we revised our estimated year-to-date tax rate on recurring operations from 38% to 42%. An effective tax rate of 42% on recurring operations was achieved for the full year of 2001. The non-recurring and restructuring charges incurred in 2001 have been separately tax-effected based on the projected tax deductibility of those items.

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

      Total revenue by industry segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. We allocate all expenses, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate global overhead, including certain globally managed stock compensation programs. These corporate global overhead expenses are allocated to the business segments based on the relative revenue of each segment.

      During the third quarter of 2001, we changed our measure of segment operating results to exclude non-recurring and restructuring charges. Amounts reported for the first six months of 2001 have been reclassified to conform to the current period measure. Prior year results were not materially impacted by this change. See Note 3 for a detailed discussion of these non-recurring and restructuring charges. We have determined that it is not meaningful to investors to allocate these non-recurring and restructuring charges to our segments. In addition, the chief operating decision maker of Jones Lang LaSalle measures the segment results without these charges allocated.

      Summarized unaudited financial information by business segment for the three and six months ended June 30, 2002 and 2001 is as follows ($ in thousands):

                                                                 SEGMENT OPERATING RESULTS
                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30                            JUNE 30
                                                -------------------------          -------------------------
                                                 2002              2001              2002             2001
                                               --------          --------          --------         --------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services . . . . . .        $ 26,482            38,301            47,063           63,797
    Management services . . . . . . . .          31,847            35,913            63,082           70,930
    Equity earnings (losses). . . . . .            (472)              335              (482)             335
    Other services. . . . . . . . . . .             310               437               667              723
    Intersegment revenue. . . . . . . .              85               550               202              710
                                               --------          --------          --------         --------
                                                 58,252            75,536           110,532          136,495
  Operating expenses:
    Compensation, operating and
      administrative expenses . . . . .          50,466            65,678            99,976          131,663
    Depreciation and amortization . . .           4,739             6,300             9,632           11,990
                                               --------          --------          --------         --------
          Operating income (loss) . . .        $  3,047             3,558               924           (7,158)
                                               ========          ========          ========         ========
 EUROPE
  Revenue:
    Implementation services . . . . . .        $ 58,193            56,046           103,339          121,281
    Management services . . . . . . . .          20,803            21,304            39,147           41,570
    Other services. . . . . . . . . . .             155               249             1,002              436
                                               --------          --------          --------         --------
                                                 79,151            77,599           143,488          163,287
  Operating expenses:
    Compensation, operating and
      administrative expenses . . . . .          70,473            68,771           131,984          142,786
    Depreciation and amortization . . .           2,712             3,128             5,268            6,185
                                               --------          --------          --------         --------
          Operating income. . . . . . .        $  5,966             5,700             6,236           14,316
                                               ========          ========          ========         ========




                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30                            JUNE 30
                                                -------------------------          -------------------------
                                                 2002              2001              2002             2001
                                               --------          --------          --------         --------
 ASIA PACIFIC
  Revenue:
    Implementation services . . . . . .        $ 19,685            16,766            34,577           33,154
    Management services . . . . . . . .          12,030            11,539            22,957           22,694
    Other services. . . . . . . . . . .             253               354               658              697
                                               --------          --------          --------         --------
                                                 31,968            28,659            58,192           56,545
  Operating expenses:
    Compensation, operating and
      administrative expenses . . . . .          29,106            29,365            56,640           58,204
    Depreciation and amortization . . .           1,587             1,681             3,306            3,275
                                               --------          --------          --------         --------
          Operating income (loss) . . .        $  1,275            (2,387)           (1,754)          (4,934)
                                               ========          ========          ========         ========

 INVESTMENT MANAGEMENT -
  Revenue:
    Implementation services . . . . . .        $  --                1,044               353            1,839
    Advisory fees . . . . . . . . . . .          20,517            17,663            39,308           38,768
    Equity earnings . . . . . . . . . .           1,131             1,006               983            3,522
    Other services. . . . . . . . . . .           --                   19                82               79
                                               --------          --------          --------         --------
                                                 21,648            19,732            40,726           44,208
  Operating expenses:
    Compensation, operating and
      administrative expenses . . . . .          19,065            19,233            37,070           37,946
    Depreciation and amortization . . .             312               982               615            1,972
                                               --------          --------          --------         --------
          Operating income (loss) . . .        $  2,271              (483)            3,041            4,290
                                               ========          ========          ========         ========

Total segment revenue . . . . . . . . .        $191,019           201,526           352,938          400,535
Intersegment revenue eliminations . . .             (85)             (550)             (202)            (710)
                                               --------          --------          --------         --------
          Total revenue . . . . . . . .        $190,934           200,976           352,736          399,825
                                               ========          ========          ========         ========

Total segment operating expenses. . . .        $178,460           195,138           344,491          394,021
Intersegment operating expense
  eliminations. . . . . . . . . . . . .             (85)             (550)             (202)            (710)
                                               --------          --------          --------         --------
          Total operating expenses before
            non-recurring charges . . .        $178,375           194,588           344,289          393,311
                                               ========          ========          ========         ========





                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30                            JUNE 30
                                                -------------------------          -------------------------
                                                 2002              2001              2002             2001
                                               --------          --------          --------         --------

          Operating income before
            non-recurring charges . . .        $ 12,559             6,388             8,447            6,514
                                               ========          ========          ========         ========

          Non-recurring charges . . . .        $  --                2,595             --               3,650
                                               ========          ========          ========         ========

          Operating income. . . . . . .        $ 12,559             3,793             8,447            2,864
                                               ========          ========          ========         ========







(3)   NON-RECURRING AND RESTRUCTURING CHARGES

      For the three and six months ended June 30, 2001 we incurred non-recurring and restructuring charges of $2.6 million and $3.7 million, respectively.

      Non-recurring charges include the write-down of our investments in e-commerce ventures. In 2001, we reviewed our e-commerce investments on an investment by investment basis, evaluating actual business performance against original expectations, projected future performance and associated cash flows, and capital needs and availability. By the end of 2001, we had written off all of our investments in e-commerce ventures. It is currently our policy to expense any additional investments, primarily contractual commitments to fund operating expenses of existing investments, which are made into these ventures in the period they are made. These charges are booked as ordinary recurring charges. In the six months ended
      June 30, 2002, the Americas OOS segment expensed a total of $224,000 of such investments.

      Restructuring charges include severance and professional fees associated with the realignment of our business. The Asia Pacific business underwent a realignment from a traditional geographic structure to one that is managed according to business lines. In addition, in the second half of 2001 we implemented a broad based restructuring of our business that reduced headcount by approximately 9%.

      The following table details the consolidated non-recurring and restructuring charges by segment (amounts in millions);

                                Three Months Ended    Six Months Ended
                                   June 30, 2001       June 30, 2001
                               -------------------  -------------------
                                  Non-    Restruc-     Non-    Restruc-
                               Recurring   turing   Recurring   turing
                               ---------  --------  ---------  --------
      Owner & Occupier
       Services
         Americas . . . . . .        0.9       1.1        2.0       1.1
         Europe . . . . . . .        0.1       0.1        0.1       0.1
         Asia Pacific . . . .        --        0.4        --        0.4
                                    ----      ----       ----      ----

          Consolidated. . . .        1.0       1.6        2.1       1.6
                                    ====      ====       ====      ====

      The total charge for the full year of 2001 for severance and related costs was $43.9 million. Of these costs, $9.9 million had been paid at December 31, 2001; $16.4 million was paid in the first quarter of 2002, and $8.3 million was paid in the second quarter of 2002, with the balance of $9.3 million to be paid out during the remainder of 2002. Included in the $43.9 million was $40 million of severance costs and approximately $3 million of professional fees. The balance of the expenses included relocation and other severance related expenses.

(4)   IMPLEMENTATION OF SAB 101

      Effective January 1, 2000, as a result of the implementation of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), we recorded a one-time, non-cash, after-tax cumulative effect of change in accounting principle of $14.2 million, net of taxes of $8.7 million. This adjustment represented revenues of $22.9 million that had been recognized prior to January 1, 2000 that would not have been recognized if the new accounting policy had been in effect in the years prior to 2000. These revenues are now recognized as the underlying contingencies are satisfied. We recognized $5.8 million and $16.2 million of these revenues in the twelve months ended December 31, 2001 and 2000, respectively, and none and $0.1 million of these revenues in the three and six months ended June 30, 2002, respectively. The balance of $0.8 million is expected to be recognized over the remainder of 2002.

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

      In the normal course of business, we use derivative financial instruments to manage foreign currency risk. At June 30, 2002, we had forward exchange contracts in effect with a notional value of $73.7 million and a market and carrying gain of $6.1 million. We have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We did not enter into any interest rate swap agreements during 2002 or 2001, and there were no such agreements outstanding as of June 30, 2002.

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

      As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. We hedge any foreign exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on our earnings during the six months ended June 30, 2002 of the unrealized gain on foreign currency contracts, offset by the loss resulting from re-measurement of foreign currency transactions, was a loss of $39,000.

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

      In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this evaluation, we determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We have determined the fair value of each reporting unit on the basis of a discounted cash flow methodology and compared it to the reporting unit's carrying amount. In all cases, the fair value of each reporting unit exceeded its carrying amount, and therefore no impairment loss has been recognized on our goodwill.

      Also, unamortized negative goodwill of $846,000 which existed at the date we adopted SFAS 142, has been credited to the income statement as the cumulative effect of a change in accounting principle.

      We have $333.0 million of unamortized intangibles as of June 30, 2002, which are subject to the provisions of SFAS 142. A significant portion of these unamortized intangibles are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances is attributable to movements in currency exchange rates. $312.1 million of these intangibles represent goodwill with an indefinite useful life and have ceased to be amortized beginning January 1, 2002. The amortization savings in the three and six months ended June 30, 2002 were $2.4 million and $4.8 million, respectively. As a result of adopting SFAS 142, on January 1, 2002 we credited to the income statement, as the cumulative effect of a change in accounting principle, $846,000, which represented our negative goodwill balance at January 1, 2002. The gross carrying amount of this negative goodwill (which related to the Americas OOS reporting segment) at January 1, 2002 was $1,410,000 with accumulated amortization of $565,000. The remaining $20.9 million of identified intangibles (principally representing management contracts acquired) will be amortized over their remaining definite useful lives. Other than the prospective non-amortization of goodwill, which results in a non-cash improvement in our operating results, we do not expect the adoption to have a material effect on our revenue, operating results or liquidity.

      In accordance with SFAS 142, the effect of this accounting change is applied prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior period is as follows (in thousands, except share data):

                                      For the              For the
                                 Three Months Ended   Six Months Ended
                                      June 30,             June 30,
                                 ------------------  ------------------
                                   2002      2001      2002      2001
                                 --------  --------  --------  --------

      Reported net income
        (loss). . . . . . . . .  $  3,506    (1,922)     (529)   (5,468)
      Add back: Cumulative
        effect of change in
        accounting principle. .     --        --         (846)    --
      Add back: Amortization
        of Goodwill with
        indefinite useful
        lives, net of tax . . .     --        1,587     --        3,079
                                 --------  --------  --------  --------

      Adjusted net income
        (loss). . . . . . . . .  $  3,506      (335)   (1,375)   (2,389)
                                 ========  ========  ========  ========

      Basic earnings (loss)
        per common share. . . .  $   0.12     (0.06)    (0.02)    (0.18)
      Cumulative effect of
        change in accounting
        principle . . . . . . .     --        --        (0.03)    --
      Amortization of Goodwill
        with indefinite useful
        lives, net of tax . . .     --         0.05     --         0.10
                                 --------  --------  --------  --------
      Adjusted basic earnings
        (loss) per common
        share . . . . . . . . .  $   0.12     (0.01)    (0.05)    (0.08)
                                 ========  ========  ========  ========

      Diluted earnings (loss)
        per common share. . . .  $   0.11     (0.06)    (0.02)    (0.18)
      Cumulative effect of
        change in accounting
        principle . . . . . . .     --        --        (0.03)    --
      Amortization of Goodwill
        with indefinite useful
        lives, net of tax . . .     --         0.05     --         0.10
                                 --------  --------  --------  --------
      Adjusted diluted
        earnings (loss) per
        common share. . . . . .  $   0.11     (0.01)    (0.05)    (0.08)
                                 ========  ========  ========  ========

      The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives (amounts in thousands):

                        Owner and Occupier Services   Invest-
                       -----------------------------   ment
                                             Asia     Manage-   Consol-
                       Americas   Europe   Pacific     ment     idated
                       --------  --------  --------  --------  --------
Gross Carrying
Amount
--------------
Balance as of
  January 1, 2002 . . .$179,263    62,382    79,603    19,767   341,015

Impact of exchange
  rate movements. . . .      32     3,441     3,125       555     7,153
                       --------  --------  --------  --------  --------
Balance as of
  June 30, 2002 . . . .$179,295    65,823    82,728    20,322   348,168


Accumulated
Amortization
------------
Balance as of
  January 1, 2002 . . .$(15,516)   (4,901)   (5,607)   (9,303)  (35,327)

Impact of exchange
  rate movements. . . .     (22)     (305)     (224)     (142)     (693)
                       --------  --------  --------  --------  --------
Balance as of
  June 30, 2002 . . . .$(15,538)   (5,206)   (5,831)   (9,445)  (36,020)

Net book value. . . . .$163,757    60,617    76,897    10,877   312,148
                       ========  ========  ========  ========  ========


      The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with definite useful lives as well as estimated future amortization expense (amounts in thousands, unless otherwise noted).

                        Owner and Occupier Services   Invest-
                       -----------------------------   ment
                                             Asia     Manage-   Consol-
                       Americas   Europe   Pacific     ment     idated
                       --------  --------  --------  --------  --------
Gross Carrying
Amount
--------------
Balance as of
  January 1, 2002 . . .$ 39,377       742     2,071     4,332    46,522

Impact of exchange
  rate movements. . . .   --           41       220       231       492
                       --------  --------  --------  --------  --------
Balance as of
  June 30, 2002 . . . .$ 39,377       783     2,291     4,563    47,014

                        Owner and Occupier Services   Invest-
                       -----------------------------   ment
                                             Asia     Manage-   Consol-
                       Americas   Europe   Pacific     ment     idated
                       --------  --------  --------  --------  --------
Accumulated
Amortization
------------
Balance as of
  January 1, 2002 . . .$(17,720)     (302)     (841)   (4,332)  (23,195)

Amortization expense
  - Q1. . . . . . . . .  (1,207)      (23)      (66)    --       (1,296)

Amortization expense
  - Q2. . . . . . . . .  (1,207)      (23)      (72)    --       (1,302)

Impact of exchange
  rate movements. . . .      20       (19)      (95)     (231)     (325)
                       --------  --------  --------  --------  --------
Balance as of
  June 30, 2002 . . . .$(20,114)     (367)   (1,074)   (4,563)  (26,118)

Net book value. . . . .$ 19,263       416     1,217     --       20,896
                       ========  ========  ========  ========  ========


      ESTIMATED ANNUAL AMORTIZATION EXPENSE
      Remaining 2002 Amortization               $2.6 million
      For Year Ended 12/31/03                   $5.2 million
      For Year Ended 12/31/04                   $5.2 million
      For Year Ended 12/31/05                   $4.7 million
      For Year Ended 12/31/06                   $3.2 million
      For Year Ended 12/31/07                   None


(7)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      On July 26, 2000, Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly-owned subsidiary of Jones Lang LaSalle, issued 9% Senior Notes with an aggregate principal amount of euro 165 million, due 2007 (the "Euro Notes"). The payment obligations under the Euro Notes are fully and unconditionally guaranteed by Jones Lang LaSalle Incorporated and certain of its wholly-owned subsidiaries: Jones Lang LaSalle Americas, Inc.; LaSalle Investment Management, Inc.; Jones Lang LaSalle International, Inc.; Jones Lang LaSalle Co Investment, Inc.; and Jones Lang LaSalle Ltd. (the "Guarantor Subsidiaries"). All of Jones Lang LaSalle Incorporated's remaining subsidiaries (the "Non-Guarantor Subsidiaries") are owned by the Guarantor Subsidiaries. The following supplemental Condensed Consolidating Balance Sheets as of June 30, 2002 and December 31, 2001, Condensed Consolidating Statement of Earnings for the three and six months ended June 30, 2002 and 2001, and Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2002 and 2001 present financial information for (i) Jones Lang LaSalle Incorporated (carrying any investment in subsidiaries under the equity method), (ii) Jones Lang LaSalle Finance B.V. (the issuer of the Euro Notes), (iii) on a combined basis the Guarantor Subsidiaries (carrying any investment in Non-Guarantor subsidiaries under the equity method) and (iv) on a combined basis the Non-Guarantor Subsidiaries (carrying their investment in JLL Finance under the equity method). Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and Jones Lang LaSalle Incorporated believes that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. In general, historically, Jones Lang LaSalle Incorporated has entered into third party borrowings, financing its subsidiaries via intercompany accounts that are then converted into equity, or long-term notes, on a periodic basis. Certain Guarantor and Non-Guarantor Subsidiaries also enter into third party borrowings on a limited basis. All intercompany activity has been included as subsidiary activity in investing activities in the Condensed Consolidating Statements of Cash Flows. Cash is managed on a consolidated basis and there is a right of offset between bank accounts in the different groupings of legal entities in the condensed consolidating financial information. Therefore, in certain cases, negative cash balances have not been reallocated to payables as they legally offset positive cash balances elsewhere in Jones Lang LaSalle Incorporated. In certain cases, taxes have been calculated on the basis of a group position that includes both Guarantor and Non-Guarantor Subsidiaries. In such cases, the taxes have been allocated to individual legal entities on the basis of that legal entity's pre tax income.

                                          JONES LANG LASALLE INCORPORATED
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                       CONDENSED CONSOLIDATING BALANCE SHEET

                                                As of June 30, 2002
                                                 ($ in thousands)

                            Jones Lang
                             LaSalle                                                                Consolidated
                           Incorporated   Jones Lang                                                 Jones Lang
                            (Parent and    LaSalle       Guarantor    Non-Guarantor                    LaSalle
                            Guarantor)   Finance B.V.   Subsidiaries   Subsidiaries  Eliminations   Incorporated
                           ------------  -----------    ------------  -------------  ------------   ------------

ASSETS
------
Cash and
  cash equivalents. . .     $    4,800            34         (4,312)         7,442         --             7,964
Trade receivables,
  net of allowances . .          --            --            55,803        113,769         --           169,572
Other current assets. .           (312)        --            32,503         30,034         --            62,225
                            ----------    ----------     ----------     ----------    ----------     ----------
    Total current
      assets. . . . . .          4,488            34         83,994        151,245         --           239,761

Property and equipment,
 at cost, less accumu-
 lated depreciation . .          5,006         --            40,787         39,028         --            84,821
Intangibles resulting
 from business acquisi-
 tions and JLW merger,
 net of accumulated
 amortization . . . . .          --            --           240,187         92,857         --           333,044
Other assets, net . . .         27,443         --            77,507         33,706         --           138,656
Investments in
 subsidiaries . . . . .        228,379         --           223,717            677      (452,773)         --
                            ----------    ----------     ----------     ----------    ----------     ----------
                            $  265,316            34        666,192        317,513      (452,773)       796,282
                            ==========    ==========     ==========     ==========    ==========     ==========




                                          JONES LANG LASALLE INCORPORATED
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                       CONDENSED CONSOLIDATING BALANCE SHEET

                                                As of June 30, 2002
                                                 ($ in thousands)


                            Jones Lang
                             LaSalle                                                                Consolidated
                           Incorporated   Jones Lang                                                 Jones Lang
                            (Parent and    LaSalle       Guarantor    Non-Guarantor                    LaSalle
                            Guarantor)   Finance B.V.   Subsidiaries   Subsidiaries  Eliminations   Incorporated
                           ------------  -----------    ------------  -------------  ------------   ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Accounts payable and
  accrued liabilities .     $    9,964         1,370         27,317         52,400         --            91,051
Short-term borrowings .             (7)        --             5,218         10,554         --            15,765
Other current
  liabilities . . . . .        (77,073)     (254,293)       390,927         18,903         --            78,464
                            ----------    ----------     ----------     ----------    ----------     ----------
    Total current
      liabilities . . .        (67,116)     (252,923)       423,462         81,857         --           185,280

Long-term liabilities:
  Credit facilities . .          --           88,716          --             --            --            88,716
  9% senior notes,
    due 2007. . . . . .          --          163,564          --             --            --           163,564
  Other . . . . . . . .          5,504         --            14,351          9,673         --            29,528
                            ----------    ----------     ----------     ----------    ----------     ----------

    Total liabilities .        (61,612)         (643)       437,813         91,530         --           467,088

Commitments and
 contingencies

Minority interest in
 consolidated
 subsidiaries . . . . .          --            --             --             2,266         --             2,266
Stockholders' equity. .        326,928           677        228,379        223,717      (452,773)       326,928
                            ----------    ----------     ----------     ----------    ----------     ----------
                            $  265,316            34        666,192        317,513      (452,773)       796,282
                            ==========    ==========     ==========     ==========    ==========     ==========




                                       CONDENSED CONSOLIDATING BALANCE SHEET
                                              As of December 31, 2001
                                                 ($ in thousands)

                           Jones Lang                                                               Consoli-
                            LaSalle      Jones Lang                                                  dated
                          Incorporated    LaSalle                                                  Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor                  LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries   Eliminations  Incorporated
                          ------------   ----------   ------------   -------------  ------------  ------------
ASSETS
------
Cash and cash
  equivalents . . . . .    $    3,142            52        (2,843)         10,095         --           10,446
Trade receivables,
  net of allowances . .           132         --           84,492         137,966         --          222,590
Other current assets. .        (4,575)        --           31,389          26,663         --           53,477
                           ----------    ----------    ----------      ----------    ----------    ----------
    Total current
      assets. . . . . .        (1,301)           52       113,038         174,724         --          286,513

Property and equipment,
  at cost, less accumu-
  lated depreciation. .         4,388         --           48,817          39,298         --           92,503
Intangibles resulting
  from business acquisi-
  tions and JLW merger,
  net of accumulated
  amortization. . . . .         --            --          240,063          88,106         --          328,169
Other assets, net . . .        26,154         --           68,745          33,643         --          128,542
Investment in
  subsidiaries. . . . .       216,825         --          212,452             367      (429,644)        --
                           ----------    ----------    ----------      ----------    ----------    ----------
                           $  246,066            52       683,115         336,138      (429,644)      835,727
                           ==========    ==========    ==========      ==========    ==========    ==========





                                 CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED
                                              As of December 31, 2001
                                                 ($ in thousands)


                           Jones Lang                                                               Consoli-
                            LaSalle      Jones Lang                                                  dated
                          Incorporated    LaSalle                                                  Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor                  LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries   Eliminations  Incorporated
                          ------------   ----------   ------------   -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
Accounts payable and
  accrued liabilities .    $   10,572           836        42,568          62,992         --          116,968
Short-term borrowings .         --            --            9,147           6,350         --           15,497
Other current
  liabilities . . . . .       (81,592)     (207,773)      400,555          43,980         --          155,170
                           ----------    ----------    ----------      ----------    ----------    ----------
    Total current
      liabilities . . .       (71,020)     (206,937)      452,270         113,322         --          287,635

Long-term liabilities:
  Credit facilities . .         --           59,854         --              --            --           59,854
  9% Senior Notes,
    due 2007. . . . . .         --          146,768         --              --            --          146,768
  Other . . . . . . . .         2,705         --           14,020           9,575         --           26,300
                           ----------    ----------    ----------      ----------    ----------    ----------
    Total liabilities .       (68,315)         (315)      466,290         122,897         --          520,557

Commitments and
 contingencies

Minority interest in
  consolidated
  subsidiaries. . . . .         --            --            --                789         --              789

Stockholders' equity. .       314,381           367       216,825         212,452      (429,644)      314,381
                           ----------    ----------    ----------      ----------    ----------    ----------
                           $  246,066            52       683,115         336,138      (429,644)      835,727
                           ==========    ==========    ==========      ==========    ==========    ==========


<table>                                   JONES LANG LASALLE INCORPORATED
                                   CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                     For the Three Months Ended June 30, 2002
                                                 ($ in thousands)
                            Jones Lang
                             LaSalle                                                                Consolidated
                           Incorporated   Jones Lang                                                 Jones Lang
                            (Parent and    LaSalle       Guarantor    Non-Guarantor                    LaSalle
                            Guarantor)   Finance B.V.   Subsidiaries   Subsidiaries  Eliminations   Incorporated
                           ------------  -----------    ------------  -------------  ------------   ------------
Revenue . . . . . . . . .   $    --            --            87,805        103,129         --           190,934
Equity earnings (loss)
 from subsidiaries. . . .        2,453         --             1,048             80        (3,581)         --
                            ----------    ----------     ----------     ----------    ----------     ----------
    Total revenue . . . .        2,453         --            88,853        103,209        (3,581)       190,934

Operating expenses. . . .        2,234             1         80,383         95,757         --           178,375
                            ----------    ----------     ----------     ----------    ----------     ----------
    Operating income
     (loss) . . . . . . .          219            (1)         8,470          7,452        (3,581)        12,559

Interest expense, net
 of interest income . . .         (955)         (231)         3,776          2,079         --             4,669
                            ----------    ----------     ----------     ----------    ----------     ----------
    Earnings (loss)
     before provision
     (benefit) for
     income taxes and
     minority interest. .        1,174           230          4,694          5,373        (3,581)         7,890

Net provision (benefit)
 for income taxes . . . .       (2,332)          150          2,241          3,096         --             3,155
Minority interests
 in earnings of
 subsidiaries . . . . . .        --            --             --             1,229         --             1,229
                            ----------    ----------     ----------     ----------    ----------     ----------
Net earnings (loss),
 before cumulative
 effect of change in
 accounting principle . .        3,506            80          2,453          1,048        (3,581)         3,506

Cumulative effect of
 change in accounting
 principle. . . . . . . .        --            --             --             --            --             --
                            ----------    ----------     ----------     ----------    ----------     ----------
Net earnings (loss) . . .   $    3,506            80          2,453          1,048        (3,581)         3,506
                            ==========    ==========     ==========     ==========    ==========     ==========

<table>                                   JONES LANG LASALLE INCORPORATED
                                   CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                      For the Six Months Ended June 30, 2002
                                                 ($ in thousands)
                            Jones Lang
                             LaSalle                                                                Consolidated
                           Incorporated   Jones Lang                                                 Jones Lang
                            (Parent and    LaSalle       Guarantor    Non-Guarantor                    LaSalle
                            Guarantor)   Finance B.V.   Subsidiaries   Subsidiaries  Eliminations   Incorporated
                           ------------  -----------    ------------  -------------  ------------   ------------
Revenue . . . . . . . . .   $     --           --           159,800        192,936         --           352,736
Equity earnings (loss)
 from subsidiaries. . . .         (775)        --              (396)           138         1,033          --
                            ----------    ----------     ----------     ----------    ----------     ----------
    Total revenue . . . .         (775)        --           159,404        193,074         1,033        352,736

Operating expenses. . . .        5,640            17        152,436        186,196         --           344,289
                            ----------    ----------     ----------     ----------    ----------     ----------
    Operating income
     (loss) . . . . . . .       (6,415)          (17)         6,968          6,878         1,033          8,447

Interest expense, net
 of interest income . . .       (3,342)         (461)         7,360          5,030         --             8,587
                            ----------    ----------     ----------     ----------    ----------     ----------
    Earnings (loss)
     before provision
     (benefit) for
     income taxes and
     minority interest. .       (3,073)          444           (392)         1,848         1,033           (140)

Net provision (benefit)
 for income taxes . . . .       (2,544)          306            383          1,798         --               (57)
Minority interests
 in earnings of
 subsidiaries . . . . . .        --            --             --             1,292         --             1,292
                            ----------    ----------     ----------     ----------    ----------     ----------
Net earnings (loss),
 before cumulative
 effect of change in
 accounting principle . .         (529)          138           (775)        (1,242)        1,033         (1,375)

Cumulative effect of
 change in accounting
 principle. . . . . . . .        --            --             --               846         --               846
                            ----------    ----------     ----------     ----------    ----------     ----------
Net earnings (loss) . . .   $     (529)          138           (775)          (396)        1,033           (529)
                            ==========    ==========     ==========     ==========    ==========     ==========

                                          JONES LANG LASALLE INCORPORATED
                                   CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                     For the Three Months Ended June 30, 2001
                                                 ($ in thousands)
                            Jones Lang
                             LaSalle                                                                Consolidated
                           Incorporated   Jones Lang                                                 Jones Lang
                            (Parent and    LaSalle       Guarantor    Non-Guarantor                    LaSalle
                            Guarantor)   Finance B.V.   Subsidiaries   Subsidiaries  Eliminations   Incorporated
                           ------------  -----------    ------------  -------------  ------------   ------------
Revenue . . . . . . . .     $       13         --            95,489        105,474         --           200,976
Equity earnings (loss)
 from subsidiaries. . .            525         --             2,800            168        (3,493)         --
                            ----------    ----------     ----------     ----------    ----------     ----------
    Total revenue . . .            538         --            98,289        105,642        (3,493)       200,976

Operating expenses
 before non-recurring
 charges. . . . . . . .          4,102         --            92,518         97,968         --           194,588
Non-recurring charges .          --            --             2,213            382         --             2,595
                            ----------    ----------     ----------     ----------    ----------     ----------
    Operating income
      (loss). . . . . .         (3,564)        --             3,558          7,292        (3,493)         3,793

Interest expense,
 net of interest
 income . . . . . . . .           (791)         (197)         4,049          2,920         --             5,981
                            ----------    ----------     ----------     ----------    ----------     ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest. . . . .         (2,773)          197           (491)         4,372        (3,493)        (2,188)

Net provision (benefit)
 for income taxes . . .           (851)           29         (1,016)         1,007         --              (831)
Minority interests
 in earnings of
 subsidiaries . . . . .          --            --             --               565         --               565
                            ----------    ----------     ----------     ----------    ----------     ----------
Net earnings (loss) . .     $   (1,922)          168            525          2,800        (3,493)        (1,922)
                            ==========    ==========     ==========     ==========    ==========     ==========


                                          JONES LANG LASALLE INCORPORATED
                                   CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                      For the Six Months Ended June 30, 2001
                                                 ($ in thousands)
                            Jones Lang
                             LaSalle                                                                Consolidated
                           Incorporated   Jones Lang                                                 Jones Lang
                            (Parent and    LaSalle       Guarantor    Non-Guarantor                    LaSalle
                            Guarantor)   Finance B.V.   Subsidiaries   Subsidiaries  Eliminations   Incorporated
                           ------------  -----------    ------------  -------------  ------------   ------------
Revenue . . . . . . . .     $       13         --           192,529        207,283         --           399,825
Equity earnings (loss)
 from subsidiaries. . .         (1,046)        --             2,111            348        (1,413)         --
                            ----------    ----------     ----------     ----------    ----------     ----------
    Total revenue . . .         (1,033)        --           194,640        207,631        (1,413)       399,825

Operating expenses
 before non-recurring
 charges. . . . . . . .          8,500         --           186,570        198,241         --           393,311
Non-recurring charges .          --            --             3,268            382         --             3,650
                            ----------    ----------     ----------     ----------    ----------     ----------
    Operating income
      (loss). . . . . .         (9,533)        --             4,802          9,008        (1,413)         2,864

Interest expense,
 net of interest
 income . . . . . . . .         (1,698)         (440)         7,911          5,054         --            10,827
                            ----------    ----------     ----------     ----------    ----------     ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest. . . . .         (7,835)          440         (3,109)         3,954        (1,413)        (7,963)

Net provision (benefit)
 for income taxes . . .         (2,367)           92         (2,063)         1,312         --            (3,026)
Minority interests
 in earnings of
 subsidiaries . . . . .          --            --             --               531         --               531
                            ----------    ----------     ----------     ----------    ----------     ----------
Net earnings (loss) . .     $   (5,468)          348         (1,046)         2,111        (1,413)        (5,468)
                            ==========    ==========     ==========     ==========    ==========     ==========


                                          JONES LANG LASALLE INCORPORATED
                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                      For the Six Months Ended June 30, 2002
                                                 ($ in thousands)
                                      Jones Lang
                                       LaSalle                                                      Consolidated
                                     Incorporated    Jones Lang                                      Jones Lang
                                      (Parent and     LaSalle        Guarantor      Non-Guarantor     LaSalle
                                      Guarantor)    Finance B.V.    Subsidiaries     Subsidiaries   Incorporated
                                     ------------   ------------    ------------    -------------   ------------
Cash flows provided by (used in)
  operating activities. . . . . .     $   (7,877)        23,652         (26,780)          (8,439)       (19,444)
Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment. . . .         (1,232)         --               (898)          (3,230)        (5,360)
  Investments in e-commerce
    ventures. . . . . . . . . . .          --             --               (224)           --              (224)
  Subsidiary activity . . . . . .          7,914        (52,532)         38,259            6,359          --
  Investments in real estate
    ventures. . . . . . . . . . .          --             --             (7,897)          (1,547)        (9,444)
                                      ----------     ----------      ----------       ----------     ----------
      Net cash provided by
        (used in) investing
        activities. . . . . . . .          6,682        (52,532)         29,240            1,582        (15,028)
Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit
    facility. . . . . . . . . . .             (7)        28,862          (3,929)           4,204         29,130
  Common stock issued under
    stock option plan . . . . . .          2,860          --              --               --             2,860
                                      ----------     ----------      ----------       ----------     ----------
      Net cash provided by
        (used in) financing
        activities. . . . . . . .          2,853         28,862          (3,929)           4,204         31,990
                                      ----------     ----------      ----------       ----------     ----------
Net increase (decrease) in cash
  and cash equivalents. . . . . .          1,658            (18)         (1,469)          (2,653)        (2,482)
Cash and cash equivalents,
  beginning of period . . . . . .          3,142             52          (2,843)          10,095         10,446
                                      ----------     ----------      ----------       ----------     ----------
Cash and cash equivalents,
  end of period . . . . . . . . .     $    4,800             34          (4,312)           7,442          7,964
                                      ==========     ==========      ==========       ==========     ==========

                                          JONES LANG LASALLE INCORPORATED
                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                      For the Six Months Ended June 30, 2001
                                                 ($ in thousands)
                                      Jones Lang
                                       LaSalle                                                      Consolidated
                                     Incorporated    Jones Lang                                      Jones Lang
                                      (Parent and     LaSalle        Guarantor      Non-Guarantor     LaSalle
                                      Guarantor)    Finance B.V.    Subsidiaries     Subsidiaries   Incorporated
                                     ------------   ------------    ------------    -------------   ------------
Cash flows provided by (used in)
  operating activities. . . . . .     $   (4,194)           498         (35,053)         (27,283)       (66,032)
Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment. . . .           (973)         --             (7,064)          (9,620)       (17,657)
  Investments in e-commerce
    ventures. . . . . . . . . . .          --             --             (2,983)           --            (2,983)
  Subsidiary activity . . . . . .         13,275        (70,688)         52,482            4,931          --
  Investments in real estate
    ventures. . . . . . . . . . .          --             --             (3,460)          20,079         16,619
                                      ----------     ----------      ----------       ----------     ----------
      Net cash provided by
        (used in) investing
        activities. . . . . . . .         12,302        (70,688)         38,975           15,390         (4,021)
Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit
    facility. . . . . . . . . . .          --            70,056          (1,780)           1,898         70,174
  Shares repurchased. . . . . . .        (10,056)         --              --               --           (10,056)
  Common stock issued under
    stock option plan . . . . . .          1,167          --              --               --             1,167
                                      ----------     ----------      ----------       ----------     ----------
      Net cash provided by
        (used in) financing
        activities. . . . . . . .         (8,889)        70,056          (1,780)           1,898         61,285
                                      ----------     ----------      ----------       ----------     ----------
Net increase (decrease) in cash
  and cash equivalents. . . . . .           (781)          (134)          2,142           (9,995)        (8,768)
Cash and cash equivalents,
  beginning of period . . . . . .          3,689            152          (3,665)          18,667         18,843
                                      ----------     ----------      ----------       ----------     ----------
Cash and cash equivalents,
  end of period . . . . . . . . .     $    2,908             18          (1,523)           8,672         10,075
                                      ==========     ==========      ==========       ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto for the three and six months ended June 30, 2002, included herein, and Jones Lang LaSalle's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 which have been filed with the Securities and Exchange Commission as part of Jones Lang LaSalle's Annual Report on
Form 10-K.

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

     REVENUE RECOGNITION - We recognize advisory and management fees in the period in which we perform the service. Transaction commissions are recognized as income when we provide the service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies are satisfied.
Incentive fees are generally tied to some form of contractual milestone and are recorded in accordance with the specific terms of the underlying compensation agreement. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101. We implemented SAB 101 in 2000 and this is discussed more fully in Note 4 to Notes to Consolidated Financial Statements.

     We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. This estimate is also based on historical experience, combined with a careful review of current developments and with a strong focus on credit control.

     PERIODIC ACCOUNTING FOR INCENTIVE COMPENSATION - An important part of our overall compensation package is incentive compensation, which is typically paid out to employees in the first quarter of the year after it is earned. In our interim financial statements we accrue for incentive compensation based on the percentage of revenue and compensation costs recorded to date relative to forecasted revenue and compensation costs for the full year. The impact of this incentive compensation accrual methodology is that we accrue very little incentive compensation in the first six months of the year with the majority of our incentive compensation accrued in the fourth quarter. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees. In addition we exclude from the standard accrual methodology, incentive compensation pools that are not subject to the normal performance criteria. These pools are accrued for on a straight-line basis. As a result of competitive pressures and the difficult underlying economic environment, in the second quarter of 2002 we have chosen to guarantee a portion of the incentive compensation pool for certain European based employees. The effect of excluding the incentive compensation pool relating to these employees from the accrual methodology and expensing the guaranteed minimum on a straight line basis over the final three quarters of 2002 has been to increase the Q2 incentive compensation expense by $4 million.

     ASSET IMPAIRMENT - We apply SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), to recognize and measure impairment of long-lived assets. SFAS 144 addresses issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be disposed Of" ("SFAS 121"). SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported in continuing operations or in discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS 144 on January 1, 2002. The effect of implementing SFAS 144 did not have a material impact on our consolidated financial statements.

     We review long-lived assets, including investments in real estate ventures, intangibles and property and equipment for impairment on an annual basis, or whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the asset. If impairment exists due to the inability to recover the carrying value of an asset an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value.

     Although the Development Group was sold in Q3 2001, we have retained certain investments originated by this group. Included in investments in real estate ventures as of June 30, 2002 is the book value of the four remaining investment projects of $1.9 million. This book value is net of an impairment charge, recorded through equity earnings during the second quarter of 2002, of $472,000 against two of these investments. We continue to evaluate these investments for impairment, and any impairment charges are booked as ordinary recurring charges in the Americas OOS segment. We currently expect to have liquidated the Development Group investments by the end of 2003.

     Although the Land Investment Group was closed down in 2001, we have retained certain investments originated by this group. Included in investments in real estate ventures as of June 30, 2002 is the book value of the five remaining Land Investment Group investments of $4.4 million. This book value is net of $3.5 million of impairment charges booked in 2001 as part of our non-recurring charges. We have also provided guarantees associated with these projects of $1.6 million. In the first six months of 2002 there were no additional impairment charges taken, although we continue to monitor the portfolio very carefully and are in the process of a detailed re-evaluation of one particular investment with a book value of $1.4 million that was not part of the 2001 charge. Any impairment charges relating to the Land Investment Group would be booked as ordinary recurring charges in the Investment Management segment. We currently expect to have liquidated the Land Investment Group investments by the end of 2005.

     During 2001, we reviewed our e-commerce investments on an investment by investment basis, evaluating actual business performance against original expectations, projected future performance and associated cash flows, and capital needs and availability. As a result of this evaluation we determined that our investments in e-commerce were impaired, and fully wrote off these investments by the end of 2001 as part of our non-recurring charges. It is currently our policy to expense any additional investments, primarily contractual commitments to fund operating expenses of existing investments, that are made into these ventures in the period they are made.

These charges are booked as ordinary recurring charges. In the six months ended June 30, 2002, the Americas OOS segment expensed a total of $224,000 of such investments.

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

     We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. Based on our 2002 forecasted results we have estimated an effective tax rate of 40% for 2002. We believe that this is an achievable effective tax rate, particularly in light of the effective tax rate benefit provided by SFAS 142, which is discussed further in Note 6. The tax environment that we operate in is complex as a result of the number of jurisdictions that we do business in and the cross border nature of certain of our transactions. Our global effective tax rate is also sensitive to changes in the mix of our geographic profitability as local statutory tax rates range from 16% to 40% in the countries in which we have significant operations. We continuously seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate.

We reflect the benefit from tax planning actions when we believe it is probable that they will be successful, which usually requires certain actions to have been initiated. We are currently reviewing a number of actions that may have the impact of reducing our global effective tax rate to a sustainable level of 36%-37%.

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

     HEDGING ACTIVITIES - As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, the global nature of our business means that we are often required to enter into cross-border loans between Jones Lang LaSalle legal entities in order to facilitate the use of our cash for debt repayment. An intercompany loan will create foreign exchange risk if it is denominated in a currency that is different from the functional currency of one or both of the Jones Lang LaSalle legal entities party to the loan. We hedge any foreign exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. At June 30, 2002, we had forward exchange contracts in effect with a notional value of $73.7 million and a market and carrying gain of $6.1 million.

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

     ACCOUNTING FOR BUSINESS COMBINATIONS - We have historically grown through a series of acquisitions and one substantial merger. As a result of this activity, and consistent with the services nature of the businesses we acquired, the largest assets on our balance sheet are intangibles resulting from business acquisitions and the JLW merger. Historically we have amortized these over their estimated useful lives (generally eight to forty years). SFAS 142, which we adopted January 1, 2002, requires that we cease amortizing the goodwill element of these intangibles, which is $312.1 million. This will reduce our annual amortization expense by $10 million. We will continue to amortize intangibles with definite useful lives, which primarily represent the value placed on management contracts that are acquired as part of our acquisition of a company.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this evaluation, we determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We have determined the fair value of each reporting unit on the basis of a discounted cash flow methodology and compared it to the reporting unit's carrying amount. In all cases, the fair value of each reporting unit exceeded its carrying amount, and therefore no impairment loss has been recognized on our goodwill.


RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

ITEMS AFFECTING COMPARABILITY

     NON-RECURRING AND RESTRUCTURING CHARGES

     In the three months ended June 30, 2001, we incurred $1.0 and $1.6 million of non-recurring and restructuring charges, respectively. In the six months ended June 30, 2001, we incurred $2.1 and $1.6 million of non-recurring and restructuring charges, respectively. We have no similar costs in 2002. The non-recurring charges resulted from the write-down of two specific e-commerce investments. By the end of 2001 we had written off all of our investments in e-commerce ventures, at a cost of $18.0 million. The restructuring charges include severance and professional fees associated with the realignment of our business. The majority of our restructuring was implemented in the second half of 2001 and the total charge for the full year for severance and related costs was $43.9 million.

The non-recurring and restructuring charges are described more fully in
Note 3 to Notes to Consolidated Financial Statements.

     ADOPTION OF STATEMENT NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142")

     We adopted the provisions of SFAS 142 effective January 1, 2002. This adoption is described more fully in Note 6 to Notes to Consolidated Financial Statements. As a result of implementing SFAS 142, we recorded an after-tax credit to earnings representing a cumulative change in accounting principle effective January 1, 2002 of $846,000. During the first six months of 2002, the net impact of SFAS 142 was to increase operating income by $4.8 million as a result of stopping amortizing goodwill with indefinite lives.

     LASALLE INVESTMENT MANAGEMENT FEES

     Our Investment Management business is in part compensated through the receipt of incentive fees where investment performance exceeds agreed benchmark levels. Dependent upon performance, these fees can be significant and will generally be recognized when agreed events or milestones are reached. The timing of recognition may impact comparability between quarters, in any one year, or compared to a prior year.


REVENUE

     Total revenue, after elimination of intersegment revenue, decreased $10.1 million, or 5.0%, to $190.9 million for three months ended June 30, 2002 from $201.0 million for the three months ended June 30, 2001. For the six months ended June 30, 2002 revenues decreased $47.1 million, or 11.8%, to $352.7 million from $399.8 million for the six months ended June 30, 2001. The reduction in our revenues year over year reflects the impact of the weak global economy particularly on transaction activity. We had anticipated the decline in revenues as we had not anticipated a turnaround in overall economic conditions during the second quarter of 2002. In addition, the US dollar reported revenues were favorably impacted by $4 million and $2 million in the three and six months ended June 30, 2002, respectively, as compared to the same periods last year, due to the weakening US dollar against the key currencies in which we operate, primarily the euro, pound sterling and the Australian dollar.

OPERATING EXPENSES

     Total operating expenses, after elimination of intersegment expenses decreased $16.2 million, or 8.3%, to $178.4 million for the three months ended June 30, 2002 compared to $194.6 million, excluding non-recurring charges, for the three months ended June 30, 2001. For the six months ended June 30, 2002 operating expenses decreased $49.0 million, or 12.5%, to $344.3 million from $393.3 million for the six months ended June 30, 2001, excluding non-recurring charges. The reduction in expenses is largely the result of restructuring actions taken in 2001 to bring ongoing operating expenses in line with anticipated future business in light of current economic conditions. The reduction in operating expenses was mitigated by the increase in US dollar reported operating expenses of $4 million and $2 million in the three and six months ended June 30, 2002, respectively, as compared to the same periods last year, due to the weakening US dollar against the key currencies in which we operate, primarily the euro, pound sterling and the Australian dollar. Compensation and benefit expense was down $8.0 million for the three months ended June 30, 2002, and down $31.6 million for the six months ended June 30, 2002 primarily as a result of the 2001 restructuring actions. The reduction in compensation and benefit expense in the first half of 2002 is also attributable to reduced levels of incentive compensation expense of $11.4 million. The reduction in incentive compensation may reverse over the balance of the year depending on performance. Operating, administrative and other expenses were down $5.4 million and $12.8 million for the three and six months ended June 30, 2002, respectively, largely due to cost containment initiatives put into place in 2001. The benefit resulting from adopting SFAS 142 (discussed in Note 6 to Notes to Consolidated Financial Statements) was an amortization savings of $2.4 million and $4.8 million for the three and six months ended June 30, 2002, respectively.

OPERATING INCOME

     Due to the seasonal nature of our business we typically report an operating loss in the first quarter followed by moderate operating income in the second quarter (see Seasonality section for further discussion). Consistent with this pattern of seasonality, we reported operating income for the three months ended June 30, 2002 of $12.6 million. For the three months ended June 30, 2001 we reported $6.4 million of operating income, excluding non-recurring charges discussed in Note 3 of Notes to Consolidated Financial Statements. For the six months ended June 30, 2002 we reported operating income of $8.4 million compared to an operating income of $6.5 million for six months ended June 30, 2001, excluding non-recurring charges.

INTEREST EXPENSE

     Interest expense, net of interest income, decreased $1.3 million, to $4.7 million for the three months ended June 30, 2002 and $2.2 million, to $8.6 million for the six months ended June 30, 2002 from the prior periods.

The decrease in interest expense is the result of lower average revolver borrowings at declining interest rates partially offset by the impact of the strengthening euro on the reported U.S. dollar value of the interest expense on the Euro Bonds.

PROVISION/(BENEFIT) FOR INCOME TAXES

     The provision for income taxes was $3.2 million for the three months ended June 30, 2002, as compared to a benefit of $0.8 million for the same period of 2001. The benefit for income taxes was $0.1 million for the six months ended June 30, 2002 as compared to a benefit of $3.0 million for the same period of 2001. Our estimated effective tax rate for the second quarter and first half of 2002 was 40%, as compared to 38% for the same periods of 2001. See Income Tax Provision section of Note 1 to Notes to Consolidated Financial Statements and Summary of Critical Accounting Policies herein for further discussion of our effective tax rate.

NET INCOME/(LOSS)

     Our net income for the three months ended June 30, 2002 was $3.5 million. Our net loss, excluding non-recurring charges, for the three months ended June 30, 2001 was $0.3 million. Our net loss, excluding the cumulative effect of change in accounting principle related to the adoption of SFAS 142, for the six months ended June 30, 2002 was $1.4 million. Our net loss, excluding non-recurring charges, for the six months ended
June 30, 2002 was $3.2 million.

     Including the cumulative effect of change in accounting principle (a net benefit of $0.8 million) related to the adoption of SFAS 142, which is discussed in detail at Note 6 to Notes to Consolidated Financial Statements, our net loss for the six months ended June 30, 2002 was $0.5 million. Including the non-recurring charges of $2.6 million and $3.7 million, which are discussed in detail at Note 3 to Notes to Consolidated Financial Statements, our net loss for the three and six months ended
June 30, 2001 was $1.9 million and $5.5 million, respectively.

SEGMENT OPERATING RESULTS

     See Note 2 in Notes to Consolidated Financial Statements, included herein, for a discussion of our segment reporting.

OWNER AND OCCUPIER SERVICES

     AMERICAS

     Revenue for the Americas region decreased $17.2 million, or 22.8%, to $58.3 million for the three months ended June 30, 2002, as compared to $75.5 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, revenue decreased $26.0 million, or 19.1%, to $110.5 million, as compared to $136.5 million for the six months ended June 30, 2001. The reduced revenue reflects the continued weakness in the economy. The most significant revenue declines during the three and six months ended June 30, 2002, as compared to the same periods last year, are attributable to the Capital Markets unit, the Leasing and Management unit and the Project and Development unit. Included in the equity earnings for the second quarter of 2002 is an impairment charge of $472,000 relating to a legacy development investment that had been made by the Development Group that we sold in the third quarter of 2001. We have retained an interest in certain of this groups' portfolio of investments. The remaining book value at June 30, 2002 of investments related to this group was $1.9 million. We continue to manage our exposure to these investments and expect that we will be able to liquidate the remaining investments by the end of 2003. It is likely that we will continue to realize gains and losses as we continue the program of planned liquidation.

     Operating expenses for the Americas region decreased $16.8 million, or 23.3%, to $55.2 million for the three months ended June 30, 2002, as compared to $72.0 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, operating expenses decreased $34.1 million, or 23.7%, to $109.6 million, as compared to $143.7 million for the six months ended June 30, 2001. The decline in expenses is primarily attributable to the strong focus placed on cost containment, including significant reductions in compensation due to reduced headcount. Also contributing to the decline in expenses is a reduction in incentive compensation of $3.3 million and $6.1 million for the three and six months ended June 30, 2002, respectively, which is the result of reduced revenues.

This reduction in incentive compensation may reverse over the balance of the year depending on performance. In addition, as a result of adopting SFAS 142 (discussed in Note 6 to Notes to Consolidated Financial Statements), amortization expense was reduced by $1.2 million and $2.3 million for the three and six months ended June 30, 2002, respectively.

     EUROPE

     Revenue for the Europe region totaled $79.2 million for the three months ended June 30, 2002, as compared to $77.6 million for the same period in 2001, an increase of 2.0%. For the six months ended June 30, 2002, revenue totaled $143.5 million, as compared to $163.3 million for the same period in 2001, a decrease of 12.1%. The most significant revenue declines in the second quarter and first half of 2002, as compared to the prior year periods, occurred in England, France and Germany, reflecting the difficult economic conditions in these countries. Revenue was up from prior year periods in the Netherlands and Sweden. The increase in revenues in Sweden relate to a significant incentive fee, which is, in accordance with equity method accounting, 45% offset in the Minority Interest line of the Consolidated Statement of Earnings. We are currently in discussion with our joint venture partner in Sweden to purchase the remaining 45% of the joint venture that we do not own. We expect to complete the negotiations by the end of 2002. Reported US dollar revenues were positively impacted by approximately $3 million and $1 million in the three and six months ended June 30, 2002, respectively, as compared to the same periods last year, due to the strengthening of the euro and the pound sterling against the US dollar.

     Operating expenses for the region increased by $1.3 million, or 1.8%, to $73.2 million for the three months ended June 30, 2002 from $71.9 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, operating expenses decreased $11.7 million, or 7.9%, to $137.3 million from $149.0 million for the same period in 2001. Reported US dollar operating expenses were increased by approximately $3 million and $1 million during the second quarter and first half of 2002, as compared to the same periods last year, due to the strengthening of the euro and the pound sterling against the US dollar. As discussed in the critical accounting policies section, in response to competitive pressures and the difficult underlying economic conditions, regional management decided to guarantee a portion of the incentive compensation pool for certain employees. The effect of excluding the incentive compensation pool relating to these employees from the incentive compensation accrual methodology and expensing the guaranteed minimum on a straight line basis over the final three quarters of 2002 has been to increase the Q2 incentive compensation expense by $4 million over what would have been accrued if this had not been done. As a result of this, the incentive compensation expense for the second quarter of 2002 was $3.2 million higher when compared to the second quarter of 2001. Reflecting the reduction in revenues in the six months ended June 30, 2002 incentive compensation was decreased by $4.8 million from the first half of 2001, which is anticipated to reverse over the balance of the year depending on performance. The strong focus placed on cost containment initiatives drove down expenses, including reductions in compensation due to reduced headcount. In addition, as a result of adopting SFAS 142 (discussed in Note 6 to Notes to Consolidated Financial Statements), amortization expense was reduced by $0.3 million and $0.7 million for the three and six months ended June 30, 2002, respectively.

     ASIA PACIFIC

     Revenue for the Asia Pacific region increased by $3.3 million, or 11.5%, to $32.0 million for the three months ended June 30, 2002 compared to $28.7 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, revenues increased $1.7 million, or 3.0%, to $58.2 million compared to $56.5 million for the six months ended June 30, 2001. Strong revenues in Australia and Hong Kong, and growth in northern Asia was offset by the continued slowness in the Singapore economy. Reported US dollar revenues for the three and six months ended June 30, 2002 were increased by $1 million over last year due to movements in exchange rates between the US dollar and Australian dollar, our most significant currency in the Asia Pacific region.

     Operating expenses for the region totaled $30.7 million for the three months ended June 30, 2002, as compared to $31.0 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, operating expenses decreased $1.6 million, or 2.6%, to $59.9 million compared to $61.5 million for the six months ended June 30, 2001. The reduction in operating expenses year over year is attributable to; 1) a lower level of compensation due to reduced headcount, 2) reduced incentive compensation of $0.1 million and $0.5 million for the three and six months ended June 30, 2002, respectively, reflecting anticipated continued revenue growth in the second half of 2002 (this reduction in incentive compensation may reverse over the balance of the year depending on performance), and 3) the adoption of SFAS 142 (discussed in Note 6 to Notes to Consolidated Financial Statements), which reduced amortization expense by $0.5 million and $1.0 million for the three and six months ended June 30, 2002, respectively. These declines in expenses were partially offset by increased depreciation expense on systems related capital expenditure put into place last year during the restructuring of this region, as well as additional expenses related to the growth opportunity areas of Japan, China and Korea. In addition, reported US dollar operating expenses for the three and six months ended June 30, 2002 were $1 million higher than the prior year due to the strengthening of the Australian dollar against the US dollar.

     INVESTMENT MANAGEMENT

     Investment Management revenue totaled $21.6 million for the three months ended June 30, 2002, a 9.6% increase from $19.7 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, revenues totaled $40.7 million, a 7.9% decrease from $44.2 million for the same period 2001. Advisory fees increased 15.8% and 1.3% during the second quarter and first half of 2002, respectively, as compared to the same periods last year. The reduction in equity earnings during the first half of 2002, as compared to 2001, is partially due to the first quarter of 2001 including a gain from the disposition of our remaining investment in LaSalle Hotel Properties. Included in equity earnings in the second quarter of 2002 is a gain of $593,000 relating to the finalization of the dissolution of a joint venture established in 1998 to evaluate hotel investment opportunities in Asia.

     Operating expenses totaled $19.4 million for the three months ended June 30, 2002, as compared with $20.2 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, operating expenses decreased $2.2 million, or 5.5%, to $37.7 million from $39.9 million for the six months ended June 30, 2001. Compensation expense increased slightly as staffing increased to support new fund activity. Incentive compensation in the second quarter of 2002 was flat with the second quarter of 2001, and was reduced by $0.5 million in the first half of 2002, when compared to the same period in 2001, due to the reduction in revenues. This reduction in incentive compensation may reverse over the balance of the year depending on performance. There were also savings due to cost containment initiatives put into place in the middle of last year. The adoption of SFAS 142 (discussed in Note 6 to Notes to Consolidated Financial Statements) reduced amortization expense by $0.4 and $0.8 million for the three and six months ended June 30, 2002, respectively.

PERFORMANCE OUTLOOK

     We continue to be cautious about the balance of the year as economic messages around the world are mixed and the timing of recoveries remains uncertain. However, taking into account our aggressive focus on costs, continued debt reduction and interest expense savings and efforts to improve our overall effective tax rate to 36%, we are not at this point changing our target range for the year. For the third quarter we expect earnings to be in the range of $0.35 to $0.45 and for the full year, $1.65 to $1.70 per fully diluted share. Given the continuing difficult economic conditions and uncertainty around economic recovery, we now believe that our full year earnings will be at the lower end of that range.


CONSOLIDATED CASH FLOWS

     CASH FLOWS USED IN OPERATING ACTIVITIES

     During the six months ended June 30, 2002 cash flows used in operating activities totaled $19.4 million compared to $66.0 million used in the six months ended June 30, 2001. The cash flows used in operating activities for the six months ended June 30, 2002 can be further divided into cash generated from operations of $27.6 million (compared to $31.2 million in
2001) and cash used in balance sheet movements (primarily working capital management) of $47.0 million (compared to a use of $97.3 million in 2001). The decline in cash provided by earnings is due to the year over year performance improvement being the result of reduced non-cash charges and provisions in the first half of 2002, as well as the implementation of SFAS 142 which has reduced amortization (a non-cash expense) by $4.8 million. The decrease in cash used in working capital primarily represents higher incentive compensation accrued at December of 2000 and paid in the first three months of 2001 as compared to amounts accrued in December of 2001 and paid in the first quarter of 2002. The higher level of incentive compensation accrued at December 2000 is a result of the strong performance
during 2000.   Partially offsetting this reduction in cash used in working capital is lower incentive compensation accruals in the first quarter of 2002 as compared to the first quarter of 2001, which have reduced accrued liabilities in 2002, and resulted in a smaller source of cash. Also partially offsetting the reduction in cash used in working capital are payments of restructuring charges, which were accrued in the latter half of 2001. In addition, our continued focus on receivables has resulted in improved cash flow of $13.1 million.

     CASH FLOWS USED IN INVESTING ACTIVITIES

     We used $15.0 million in investing activities during the six months ended June 30, 2002, as compared to $4.0 million used during the six months ended June 30, 2001. The primary driver of this change is the sale of our investment in LaSalle Hotel Properties in the first quarter of 2001, which generated $18.5 million, of which $1.6 million was a distribution of previously recorded equity earnings, and therefore, is shown in the operating activities section of the Statement of Cash Flows. Partially offsetting the increase in cash used in 2002 is a $12.3 million reduction in capital expenditures, which have been intensely scrutinized in 2002. In 2001 there were significant capital expenditures to technology related improvements.

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

     Cash flows provided by financing activities decreased $29.3 million to $32.0 million during the six months ended June 30, 2002 from $61.3 million during the six months ended June 30, 2001. The need for borrowings was reduced as there were lower incentive compensation payments and share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. As of June 30, 2002, we have a $275.0 million revolving credit facility for working capital needs, investments and acquisitions. Under the terms of the revolving credit facility, we have the authorization to borrow up to an additional $50.0 million under local overdraft facilities. We also have outstanding the 9% Senior Euro Notes (the "Euro Notes") of euro 165 million, which mature on June 15, 2007. Beginning June 15, 2004, the Euro Notes can be redeemed, at our option, at the following redemption prices: during the twelve-month period commencing June 15, 1004 at 104.50% of principal, during the twelve-month period commencing June 15, 2005 at 102.25% of principal and commencing June 15, 2006 and thereafter at 100.00% of principal.

     As of June 30, 2002, there was $88.7 million outstanding under the revolving credit facility, euro 165 million ($163.6 million) of borrowings outstanding under the Euro Notes and short-term borrowings (including capital lease obligations) of $15.8 million. The increase in the reported US Dollar book value of the Euro Notes of $16.8 million in the first half of 2002 was solely as a result of the strengthening euro. No additional Euro Notes have been issued.

     Certain of our subsidiaries guarantee the revolving credit facility and the Euro Notes (the "Facilities"). With respect to the revolving credit facility, we must maintain a certain level of consolidated net worth and a ratio of funded debt to EBITDA. We must also meet a minimum interest coverage ratio and minimum liquidity ratio. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used during 2002 or 2001 and none were outstanding as of June 30, 2002. The effective interest rate on the Facilities was 7.29% for the six months ended June 30, 2002 (versus an effective rate of 8.1% during the same period of 2001).

     We have additional access to liquidity via various interest-bearing overdraft facilities and short-term credit facilities of subsidiaries. Of the $50.0 million authorized under the revolving credit facility for local overdraft borrowings, we have facilities totaling $42.4 million, of which $14.0 million was outstanding as of June 30, 2002.

     We believe that the revolving credit facility, together with the Euro Notes, local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures and co-investment activity.

     We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management, which would likely be negatively impacted if a substantial decrease in co-investment activity were to occur. As of June 30, 2002, there were total investments of $66.4 million in 21 separate property or fund co-investments, with additional capital commitments of $133.1 million for future fundings of co-investments. With respect to certain co-investment indebtedness, we also had repayment guarantees outstanding at June 30, 2002 of $4.9 million. The $133.1 million of capital commitments includes a commitment of $132.8 million to LaSalle Investment Limited Partnership ("LILP"). We expect that LILP will draw down on our commitment over the next three to five years as it enters into new commitments. LILP is a 47.85% owned English limited partnership that is intended to be our co-investment vehicle for substantially all new co-investments. Primarily institutional investors, including a significant shareholder in Jones Lang LaSalle, hold the remaining 52.15% interest in LILP. Our investment in LILP is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements. In addition, our Chairman and certain other Directors of Jones Lang LaSalle are investors in LILP on equivalent terms to other investors. At June 30, 2002, LILP has unfunded capital commitments of $47.0 million for future fundings of co-investments. LILP has no external debt, nor any current intention to leverage its partners' capital.

     Our net co-investment funding for 2002 is anticipated to be $18.1 million (planned co-investment less return of capital from liquidated co-investments). For the six months ended June 30, 2002, we have funded a net $12.1 million of co-investments.

     Capital expenditures are anticipated to be $30 million for 2002, primarily for ongoing improvements to computer hardware and information systems, office renewals and expansions. As noted earlier, we continue to place significant focus and control on capital expenditures. As a result of this focus, capital expenditures for the first six months of 2002 was $7.9 million.

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


OTHER MATTERS

     NEW ACCOUNTING STANDARDS

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue
No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We have not yet fully assessed the impact of SFAS 146 on our consolidated financial statements, but do not anticipate it to be material.

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

We are continuing to evaluate the potential impact of euro related issues on information systems, currency exchange rate risk and other business activities, but we do not expect the impact of euro conversion to be material to us. However, there can be no assurance that external factors relating to the euro conversion will not have a material adverse impact on our operations.

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

INTEREST RATES

     We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the $275.0 million revolving multi-currency credit facility, due in September 2004, that is available for working capital, co-investments, capital expenditures and acquisitions. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2002 or 2001, and none were outstanding as of June 30, 2002.

     The effective interest rate on our debt for the six months ended June 30, 2002 was 7.29% as compared to a rate of 8.1% for the same period of 2001. The decrease in the effective interest rate is due to declining market interest rates.

FOREIGN EXCHANGE

     Revenues outside of the United States were 65.1% and 64.2% of our total revenues for the three and six months ended June 30, 2002, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound (24.7% and 23.1% of revenues for the three and six months ended June 30, 2002, respectively), the euro (16.7% and 18.3% of revenues for the three and six months ended June 30, 2002, respectively) and the Australian dollar (6.5% and 6.2% of revenues for the three and six months ended June 30, 2002, respectively). Changes in these foreign exchange rates would have the largest impact on translating the operating profit of our international operations into U.S. dollars.

     The British pound expenses incurred as a result of both the worldwide operational headquarters and the Europe regional headquarters being located in London act as a partial operational hedge against our translation exposure to the British pound.

     The interest on the euro 165 million of notes acts as a partial hedge against our translation exposure on our euro denominated earnings. We enter into forward foreign currency exchange contracts to manage currency risks. At June 30, 2002, we had forward exchange contracts in effect with a notional value of $73.7 million and a market and carrying gain of $6.1
million.   The net impact on our earnings during the six months ended June
30, 2002 of the unrealized gain on foreign currency contracts, offset by the loss resulting from re-measurement of foreign currency transactions, was a loss of $39,000.

DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of June 30, 2002, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and interest and foreign currency rates.



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


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on May 14, 2002, the following business was conducted:

      A.    Stockholders elected six directors as follows:

              (i) The following one Class I Director was elected for a term expiring at the 2004 annual meeting of stockholders and until his successor is elected and qualified:

            Peter C. Roberts:       22,361,474 votes for and
                                    1,666,253 withheld

              (ii) The following five Class I Directors were elected for a term expiring at the 2005 annual meeting of stockholders and until their successors are elected and qualify:

            Robin S. Broadhurst:    22,362,380 votes for and
                                    1,665,347 withheld

            Christopher A. Peacock: 22,363,999 votes for and
                                    1,663,728 withheld

            Stuart L. Scott:        22,340,688 votes for and
                                    1,687,039 withheld

            Sheila A. Penrose:      22,581,436 votes for and
                                    1,446,291 withheld

            Jackson P. Tai:         22,580,908 votes for and
                                    1,446,819 withheld

      B. Stockholders ratified the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2002 as follows:

            Votes for:              22,769,146
            Votes against:          1,253,317
            Votes abstained:        5,264

      C. Stockholders rejected the stockholder proposal to declassify the Board of Directors of the Company as follows:

            Votes for:              7,823,914
            Votes against:          14,457,815
            Votes abstained:        355,780
            Broker non-votes:       1,390,218


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

     (b)  Reports on Form 8-K

            On April 4, 2002, Jones Lang LaSalle filed a Report on Form 8-K (to which its Annual Review to Shareholders was attached as an exhibit) announcing that it had sent to stockholders material for its Annual Meeting to be held May 14, 2002.

            On June 3, 2002, Jones Lang LaSalle filed a Report on Form 8-K incorporating an Investor Relations Presentation.

            On June 27, 2002, Jones Lang LaSalle filed a Report on Form 8-K incorporating an Investor Relations Presentation.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                JONES LANG LASALLE INCORPORATED




Dated:  August 13, 2002         BY:   /S/ LAURALEE E. MARTIN
                                      ------------------------------
                                      Lauralee E. Martin
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Authorized Officer and
                                      Principal Financial Officer)

EXHIBIT INDEX



Exhibit
Number            Description
-------           -----------

10.1 Jones Lang LaSalle Incorporated Amended and Restated Stock Award and Incentive Plan dated May 14, 2002.

99.1              Certification of Chief Executive Officer dated
                  August 13, 2002.

99.2              Certification of Chief Financial Officer dated
                  August 13, 2002.

99.3 Press release issued by Jones Lang LaSalle on July 31, 2002 attached hereto as Exhibit 99.3.