Form 10-Q
period 2002-09-30
JONES LANG LASALLE INC
filed 2002-10-31
CIK 1037976

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
               Class                                October 28, 2002
               -----                                ------------------

     Common Stock ($0.01 par value)                      30,794,858

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    36

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk. . . . . . . . . . . . . . . . .    51

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    52


PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    53

Item 5.    Other Information. . . . . . . . . . . . . . . . .    53

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    53

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                    JONES LANG LASALLE INCORPORATED
                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                            (in thousands)
                              (UNAUDITED)


                                       SEPTEMBER 30,    DECEMBER 31,
                                           2002            2001
                                       -------------    -----------
ASSETS
------

Current assets:
  Cash and cash equivalents . . . . . . . $    9,333         10,446
  Trade receivables, net of allowances
    of $7,586 and $6,305 in 2002
    and 2001, respectively. . . . . . . .    174,241        222,590
  Notes receivable. . . . . . . . . . . .      3,014          3,847
  Other receivables . . . . . . . . . . .      7,136          8,872
  Prepaid expenses. . . . . . . . . . . .     13,749         11,802
  Deferred tax assets . . . . . . . . . .     16,239         16,935
  Other assets. . . . . . . . . . . . . .     12,151         11,340
                                          ----------      ---------
          Total current assets. . . . . .    235,863        285,832

Property and equipment, at cost, less
  accumulated depreciation of $108,050
  and $102,401 in 2002 and 2001,
  respectively. . . . . . . . . . . . . .     81,209         92,503
Goodwill, with indefinite useful lives,
  at cost, less accumulated amortization
  of $36,095 and $35,327 in 2002 and
  2001, respectively. . . . . . . . . . .    312,620        305,688
Negative goodwill, at cost, less
  accumulated amortization of ($565)
  in 2001 . . . . . . . . . . . . . . . .      --              (846)
Identified intangibles, with definite
  useful lives, at cost, less accumulated
  amortization of $27,474 and $23,195
  in 2002 and 2001, respectively. . . . .     19,583         23,327
Investments in and loans to real estate
  ventures. . . . . . . . . . . . . . . .     76,556         64,528
Long-term receivables, net. . . . . . . .     16,354         10,427
Prepaid pension asset . . . . . . . . . .     10,791         14,384
Deferred tax assets . . . . . . . . . . .     23,561         25,770
Debt issuance costs . . . . . . . . . . .      4,633          5,407
Other assets, net . . . . . . . . . . . .      8,030          8,707
                                           ---------     ----------

                                           $ 789,200        835,727
                                           =========     ==========

                    JONES LANG LASALLE INCORPORATED
                CONSOLIDATED BALANCE SHEETS - CONTINUED

               SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                            (in thousands)
                              (UNAUDITED)


                                       SEPTEMBER 30,    DECEMBER 31,
                                          2002             2001
                                       -------------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities $  73,638        116,968
  Accrued compensation. . . . . . . . . .     80,943        131,680
  Short-term borrowings . . . . . . . . .     15,867         15,497
  Deferred tax liabilities. . . . . . . .        203             23
  Other liabilities . . . . . . . . . . .     23,600         23,467
                                           ---------     ----------
          Total current liabilities . . .    194,251        287,635

Long-term liabilities:
  Credit facilities . . . . . . . . . . .     60,834         60,621
  9% Senior Euro Notes, due 2007. . . . .    162,953        146,768
  Deferred tax liabilities. . . . . . . .      4,930          6,567
  Other . . . . . . . . . . . . . . . . .     17,935         18,966
                                           ---------     ----------
          Total liabilities . . . . . . .    440,903        520,557

Commitments and contingencies

Minority interest in consolidated
  subsidiaries. . . . . . . . . . . . . .      2,918            789

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    30,796,147 and 30,183,450 shares
    issued and outstanding as of
    September 30, 2002 and December 31,
    2001, respectively. . . . . . . . . .        308            302
  Additional paid-in capital. . . . . . .    480,990        463,926
  Deferred stock compensation . . . . . .    (11,625)        (6,038)
  Retained deficit. . . . . . . . . . . .   (112,881)      (122,521)
  Stock held in trust . . . . . . . . . .       (460)        (1,658)
  Accumulated other comprehensive loss. .    (10,953)       (19,630)
                                           ---------     ----------
          Total stockholders' equity. . .    345,379        314,381
                                           ---------     ----------
                                           $ 789,200        835,727
                                           =========     ==========















     See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED
                        CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                      (in thousands, except share data)
                                                 (UNAUDITED)
                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                               --------------------------     --------------------------
                                                   2002           2001           2002            2001
                                                ----------     ----------     ----------      ----------
Revenue:
  Fee based services. . . . . . . . . . . .     $  203,477        214,442        553,301         608,527
  Equity in earnings from unconsolidated
    ventures. . . . . . . . . . . . . . . .            987          2,820          2,405           6,677
  Other income. . . . . . . . . . . . . . .          2,662          1,262          4,765           3,145
                                                ----------     ----------     ----------      ----------
        Total revenue . . . . . . . . . . .        207,126        218,524        560,471         618,349

Operating expenses:
  Compensation and benefits, excluding
    non-recurring and restructuring charges        133,977        130,922        364,645         393,311
  Operating, administrative and other,
    excluding non-recurring and restructuring
    charges . . . . . . . . . . . . . . . .         45,451         49,677        140,117         157,177
  Depreciation and amortization . . . . . .          9,418         12,044         28,239          35,466
  Non-recurring and restructuring charges:
    Compensation and benefits . . . . . . .           (615)         2,857           (481)          4,164
    Operating, administrative and other . .          1,087         21,633          2,004          23,976
                                                ----------     ----------     ----------      ----------
        Total operating expenses. . . . . .        189,318        217,133        534,524         614,094

        Operating income. . . . . . . . . .         17,808          1,391         25,947           4,255

Interest expense, net of interest income. .          4,688          4,957         12,967          15,784
                                                ----------     ----------     ----------      ----------
        Income (loss) before provision for
          income taxes and minority interest        13,120         (3,566)        12,980         (11,529)

Net provision for income taxes. . . . . . .          2,930          2,933          2,873             800

Minority interest in earnings (losses)
  of subsidiaries . . . . . . . . . . . . .             21           (318)         1,313             213
                                                ----------     ----------     ----------      ----------
        Net income (loss) before cumulative
          effect of change in accounting
          principle . . . . . . . . . . . .         10,169         (6,181)         8,794         (12,542)




                                       JONES LANG LASALLE INCORPORATED
                  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                      (in thousands, except share data)
                                                 (UNAUDITED)

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                               --------------------------     --------------------------
                                                   2002           2001           2002            2001
                                                ----------     ----------     ----------      ----------
Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . .          --             --               846           --
                                                ----------     ----------     ----------      ----------
Net income (loss) . . . . . . . . . . . . .     $   10,169         (6,181)         9,640         (12,542)
                                                ==========     ==========     ==========      ==========

Other comprehensive income (loss), net of tax:
  Foreign currency translation
    adjustments . . . . . . . . . . . . . .     $    2,677           (398)         8,677          (3,079)
                                                ----------     ----------     ----------      ----------
Comprehensive income (loss) . . . . . . . .     $   12,846         (6,579)        18,317         (15,621)
                                                ==========     ==========     ==========      ==========

Basic earnings (loss) per common share before
  cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . .     $     0.33          (0.21)          0.29           (0.42)
Cumulative effect of change in
  accounting principle. . . . . . . . . . .          --             --              0.03           --
                                                ----------     ----------     ----------      ----------
Basic earnings (loss) per common share. . .     $     0.33          (0.21)          0.32           (0.42)
                                                ==========     ==========     ==========      ==========
Basic weighted average
  shares outstanding. . . . . . . . . . . .     30,776,775     30,077,867     30,423,660      29,991,041
                                                ==========     ==========     ==========      ==========

Diluted earnings (loss) per common share
  before cumulative effect of change in
  accounting principle. . . . . . . . . . .     $     0.32          (0.21)          0.28           (0.42)
Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . .          --             --              0.03           --
                                                ----------     ----------     ----------      ----------
Diluted earnings (loss) per common share. .     $     0.32          (0.21)          0.31           (0.42)
                                                ==========     ==========     ==========      ==========
Diluted weighted average
  shares outstanding. . . . . . . . . . . .     32,004,389     30,077,867     31,897,311      29,991,041
                                                ==========     ==========     ==========      ==========

                        See accompanying notes to consolidated financial statements.

<table>                                JONES LANG LASALLE INCORPORATED
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    NINE MONTHS ENDED SEPTEMBER 30, 2002
                                      (in thousands, except share data)
                                                 (UNAUDITED)
                                                                                        Accumu-
                                                                                         lated
                                                                                         Other
                                           Additi-    Deferred                          Compre-
                       Common Stock        tional       Stock    Retained     Shares    hensive
                    -------------------    Paid-In     Compen-   Earnings     Held in   Income
                    Shares       Amount    Capital     sation    (Deficit)    Trust     (Loss)     Total
                  ----------     ------    --------   --------   ---------   --------   -------   --------
Balances at
 December 31,
 2001 . . . . . . 30,183,450      $302     463,926     (6,038)   (122,521)    (1,658)  (19,630)   314,381

Net income. . . .      --           --       --         --          9,640      --        --         9,640
Shares issued in
 connection with
  Stock option
   plan . . . . .    144,441         1       2,510      --          --         --        --         2,511
Restricted stock
  grants. . . . .      --           --       9,077     (9,077)      --         --        --         --
Amortization of
  shares issued
  in connection
  with restricted
  stock . . . . .      --           --       --         1,696       --         --        --         1,696
Reduction in
  restricted
  stock compen-
  sation rights
  outstanding . .      --           --        (485)       485       --         --        --         --
Stock purchase
  program grants.      --           --         253       (253)      --         --        --         --
Shares issued in
  connection with
  stock purchase
  programs. . . .    636,271         6       9,765      --          --         --        --         9,771
Amortization of
  shares issued in
  connection with
  stock purchase
  programs. . . .      --           --       --         1,562       --         --        --         1,562





                                       JONES LANG LASALLE INCORPORATED
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                    NINE MONTHS ENDED SEPTEMBER 30, 2002
                                      (in thousands, except share data)
                                                 (UNAUDITED)

                                                                                        Accumu-
                                                                                         lated
                                                                                         Other
                                           Additi-    Deferred                          Compre-
                       Common Stock        tional       Stock    Retained     Shares    hensive
                    -------------------    Paid-In     Compen-   Earnings     Held in   Income
                    Shares       Amount    Capital     sation    (Deficit)    Trust     (Loss)      Total
                  ----------     ------    --------   --------   ---------   --------   -------    -------
Shares repur-
  chased for pay-
  ment of taxes
  on shares issued
  pursuant to
  stock purchase
  programs. . . .   (168,015)       (1)     (4,056)     --          --         --        --        (4,057)
Distribution of
 shares held in
 trust. . . . . .      --           --       --         --          --         1,198     --         1,198
Cumulative effect
 of foreign
 currency
 translation
 adjustments. . .      --           --       --         --          --         --        8,677      8,677
                  ----------      ----     -------   --------    --------   --------  --------    -------
Balances at
  September 30,
  2002. . . . . . 30,796,147      $308     480,990    (11,625)   (112,881)      (460)  (10,953)   345,379
                  ==========      ====     =======   ========    ========   ========  ========    =======













                        See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            (in thousands)
                              (UNAUDITED)



                                                2002        2001
                                             ----------  ----------
Cash flows from operating activities:
  Cash flows from earnings:
    Net income (loss) . . . . . . . . . . .  $    9,640     (12,542)
    Reconciliation of net income (loss)
     to net cash provided by earnings:
      Cumulative effect of change in
        accounting principle. . . . . . . .        (846)      --
      Minority interest . . . . . . . . . .       1,313         213
      Depreciation and amortization . . . .      28,239      35,466
      Equity in earnings and gain on sale
        from unconsolidated ventures. . . .      (2,405)     (6,677)
      Operating distributions from real
        estate ventures . . . . . . . . . .       3,670       7,762
      Provision for loss on receivables and
        other assets. . . . . . . . . . . .       3,397      27,429
      Stock compensation expense. . . . . .         139       --
      Amortization of deferred compensation       6,141       4,874
      Amortization of debt issuance costs .         973         902
                                             ----------  ----------
        Net cash provided by earnings . . .      50,261      57,427

    Cash flows from changes in
     working capital:
      Receivables . . . . . . . . . . . . .      43,783      43,781
      Prepaid expenses and other assets . .       3,733     (11,256)
      Deferred tax assets . . . . . . . . .       1,448      (1,181)
      Accounts payable, accrued liabilities
        and accrued compensation. . . . . .     (79,002)   (102,474)
                                             ----------  ----------
        Net cash flows from changes in
          working capital . . . . . . . . .     (30,038)    (71,130)
                                             ----------  ----------
        Net cash provided by (used in)
          operating activities. . . . . . .      20,223     (13,703)

  Cash flows used in investing activities:
    Net capital additions - property and
      equipment . . . . . . . . . . . . . .     (10,149)    (28,314)
    Other acquisitions and investments,
      net of cash balances assumed. . . . .       --           (284)
    Investments in e-commerce ventures. . .        (287)     (3,418)
    Investments in real estate ventures:
      Capital contributions and advances to
        real estate ventures. . . . . . . .     (28,051)     (3,440)
      Distributions, repayments of advances
        and sale of investments . . . . . .      17,763      22,712
                                             ----------  ----------
          Net cash used in
            investing activities. . . . . .     (20,724)    (12,744)

                    JONES LANG LASALLE INCORPORATED
           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

             NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            (in thousands)
                              (UNAUDITED)



                                                2002        2001
                                             ----------  ----------
Cash flows provided by (used in)
 financing activities:
  Proceeds from borrowings under credit
    facilities. . . . . . . . . . . . . . .     284,627     289,218
  Repayments of borrowings under credit
    facilities. . . . . . . . . . . . . . .    (284,104)   (260,824)
  Shares repurchased for payment of
    taxes on stock awards . . . . . . . . .      (4,189)     (4,144)
  Shares repurchased under share
    repurchase program. . . . . . . . . . .       --         (6,942)
  Common stock issued under stock option
    plan and stock purchase programs. . . .       3,054       1,167
                                             ----------  ----------
        Net cash provided by (used in)
          financing activities. . . . . . .        (612)     18,475
                                             ----------  ----------
        Net decrease in cash and
          cash equivalents. . . . . . . . .      (1,113)     (7,972)

Cash and cash equivalents,
  beginning of period . . . . . . . . . . .      10,446      18,843
                                             ----------  ----------
Cash and cash equivalents, end of period. .  $    9,333      10,871
                                             ==========  ==========

Supplemental disclosure of cash flow
 information:

  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . .  $   10,821      13,104
    Taxes, net of refunds . . . . . . . . .       7,580      19,914

  Non-cash investing and financing
   activities:
    Acquisitions, merger and investments:
      Fair value of assets acquired . . . .  $    --           (802)
      Fair value of liabilities assumed . .       --            667
      Goodwill. . . . . . . . . . . . . . .       --           (149)
                                             ----------  ----------
          Cash paid, net of cash
            balances assumed. . . . . . . .  $    --           (284)
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

(1)  ACCOUNTING POLICIES

     INTERIM INFORMATION

     Our consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be obtained for the full fiscal year.

     Certain prior year amounts have been reclassified to conform with the current presentation. In 2001, Global Consulting ("GCON"), a globally allocated department, recorded its revenue as a reduction to expense. Beginning in 2002, this revenue is recorded as part of revenue. The GCON revenue for 2001 has been reclassified for comparability. The impact of the reclassification of 2001 revenue related to GCON was to increase revenues and operating expenses by $2.0 million and $6.1 million for the three and nine months ended September 30, 2001, respectively. Notes and loans receivable associated with our real estate ventures have been reclassified to Investments in real estate ventures in the balance sheet.

     EARNINGS PER SHARE

     For the three and nine months ended September 30, 2002, basic earnings per share were calculated based on basic weighted average shares outstanding of 30.8 million and 30.4 million, respectively; and diluted earnings per share were calculated based on diluted weighted average shares outstanding of 32.0 million and 31.9 million, respectively. The increase of 1.2 million and 1.5 million for the three and nine months ended September 30, 2002, respectively, in weighted average shares outstanding reflects the dilutive effect of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods.

     For the three and nine months ended September 30, 2001, basic and diluted losses per common share were calculated based on basic weighted average shares outstanding of 30.1 million and 30.0 million, respectively. As a result of the net losses incurred for these periods, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive. These common stock equivalents consist principally of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods.

     STATEMENT OF CASH FLOWS

     The effects of foreign currency translation on cash balances are reflected in cash flows from operating activities on the Consolidated Statements of Cash Flows.

     INCOME TAX PROVISION

     We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. Based on our 2002 forecasted results and actions we have implemented to date we have lowered our estimated effective tax rate for 2002 to 36% from 40%. The estimated effective tax rate of 36% excludes a tax benefit of $1.8 million related to certain costs incurred in restructuring actions taken in 2001. These costs were not originally expected to be deductible for tax purposes. However, as a result of actions undertaken in the third quarter of 2002, these costs are now deductible. This tax benefit has been fully recognized during the third quarter of 2002 in addition to the Company's normal provision based on an effective tax rate of 36%. We believe that 36% is an achievable effective tax rate, particularly in light of the effective tax rate benefit provided by SFAS 142 which is discussed further in Note 6. For the three and nine months ended September 30, 2001 we used an effective tax rate of 42% on recurring operations.
     In the third quarter of 2001 we revised our estimated effective tax rate on recurring operations from 38% to 42% due to a shift in income mix to jurisdictions with high tax rates. An effective tax rate of 42% on recurring operations was achieved for the full year of 2001. The non-recurring and restructuring charges incurred in 2001 were separately tax-effected based on the projected tax deductibility of those items.

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

     During the third quarter of 2001, we changed our measure of segment operating results to exclude non-recurring and restructuring charges. Consistent with our 2001 presentation, in 2002 we have also excluded non-recurring and restructuring charges from our segment operating results. We have determined that it is not meaningful to investors to allocate these non-recurring and restructuring charges to our segments. In addition, the Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without these charges allocated. Amounts reported for the first six months of 2002 have also been reclassified to conform to the current period presentation.  Results were not materially impacted by this change.  See note 3 for a detailed discussion of these non-recurring and restructuring charges.

     Summarized unaudited financial information by business segment for the three and nine months ended
     September 30, 2002 and 2001 is as follows ($ in thousands):

                                                           SEGMENT OPERATING RESULTS
                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                            -------------------------        -------------------------
                                              2002             2001             2002            2001
                                            --------         --------         --------        --------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services . . . .         $ 31,594           35,538           78,657          99,335
    Management services . . . . . .           35,921           39,959           99,003         110,889
    Equity earnings (losses). . . .            --                (249)             (10)             86
    Other services. . . . . . . . .              232              315              899           1,038
    Intersegment revenue. . . . . .              173              189              375             899
                                            --------         --------         --------        --------
                                              67,920           75,752          178,924         212,247
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           57,035           61,602          156,969         193,265
    Depreciation and amortization .            4,591            6,104           14,223          18,094
                                            --------         --------         --------        --------
          Operating income. . . . .         $  6,294            8,046            7,732             888
                                            ========         ========         ========        ========
 EUROPE
  Revenue:
    Implementation services . . . .         $ 52,080           54,638          155,419         175,919
    Management services . . . . . .           19,826           19,114           58,973          60,684
    Other services. . . . . . . . .            1,984              579            2,678           1,015
                                            --------         --------         --------        --------
                                              73,890           74,331          217,070         237,618
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           70,161           66,848          202,090         209,634
    Depreciation and amortization .            2,866            3,153            8,134           9,338
                                            --------         --------         --------        --------
          Operating income. . . . .         $    863            4,330            6,846          18,646
                                            ========         ========         ========        ========




                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                            -------------------------        -------------------------
                                              2002             2001             2002            2001
                                            --------         --------         --------        --------
 ASIA PACIFIC
  Revenue:
    Implementation services . . . .         $ 18,363           20,909           52,940          54,063
    Management services . . . . . .           11,735           11,523           34,692          34,217
    Other services. . . . . . . . .              386              316            1,044           1,013
                                            --------         --------         --------        --------
                                              30,484           32,748           88,676          89,293
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           28,787           30,320           85,406          88,524
    Depreciation and amortization .            1,639            1,824            4,945           5,099
                                            --------         --------         --------        --------
          Operating income (loss) .         $     58              604           (1,675)         (4,330)
                                            ========         ========         ========        ========

 INVESTMENT MANAGEMENT -
  Revenue:
    Implementation services . . . .         $  1,083              316            2,209           2,155
    Advisory fees . . . . . . . . .           32,874           32,446           71,409          71,214
    Equity earnings . . . . . . . .              987            3,069            2,415           6,591
    Other services. . . . . . . . .               61               51              143             130
                                            --------         --------         --------        --------
                                              35,005           35,882           76,176          80,090
  Operating expenses:
    Compensation, operating and
      administrative expenses . . .           23,618           22,018           60,672          59,964
    Depreciation and amortization .              322              963              937           2,935
                                            --------         --------         --------        --------
          Operating income. . . . .         $ 11,065           12,901           14,567          17,191
                                            ========         ========         ========        ========

Total segment revenue . . . . . . .         $207,299          218,713          560,846         619,248
Intersegment revenue eliminations .             (173)            (189)            (375)           (899)
                                            --------         --------         --------        --------
          Total revenue . . . . . .         $207,126          218,524          560,471         618,349
                                            ========         ========         ========        ========

Total segment operating expenses. .         $189,019          192,832          533,376         586,853
Intersegment operating expense
  eliminations. . . . . . . . . . .             (173)            (189)            (375)           (899)
                                            --------         --------         --------        --------
          Total operating expenses before
            non-recurring and
            restructuring charges .         $188,846          192,643          533,001         585,954
                                            ========         ========         ========        ========





                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                            -------------------------        -------------------------
                                              2002             2001             2002            2001
                                            --------         --------         --------        --------

          Non-recurring and restruc-
            turing charges. . . . .         $    472           24,490            1,523          28,140
                                            ========         ========         ========        ========

          Operating income. . . . .         $ 17,808            1,391           25,947           4,255
                                            ========         ========         ========        ========







(3)  NON-RECURRING AND RESTRUCTURING CHARGES

     The following tables detail the consolidated non-recurring and restructuring charges or (credits) by segment (amounts in millions):

                            Three Months Ended  Nine Months Ended
                            September 30, 2002  September 30, 2002
                            ------------------- -------------------
                                Non-   Restruc-     Non-   Restruc-
                             Recurring  turing   Recurring  turing
                             --------- --------  --------- --------
     Owner & Occupier
      Services
        Americas. . . . . .       (0.6)     --         0.1      --
        Europe. . . . . . .        --       --         --       --
        Asia Pacific. . . .        --      (0.5)       --      (0.5)

     Investment
       Management . . . . .        1.7     (0.2)       1.9     (0.2)

     Corporate. . . . . . .        --       0.1        --       0.2
                                  ----     ----       ----     ----

         Consolidated . . .        1.1     (0.6)       2.0     (0.5)
                                  ====     ====       ====     ====


                            Three Months Ended  Nine Months Ended
                            September 30, 2001  September 30, 2001
                            ------------------- -------------------
                                Non-   Restruc-     Non-   Restruc-
                             Recurring  turing   Recurring  turing
                             --------- --------  --------- --------
     Owner & Occupier
      Services
        Americas. . . . . .       14.6      1.8       16.5      2.9
        Europe. . . . . . .        0.7      --         0.9      0.1
        Asia Pacific. . . .        2.2      1.6        2.2      1.9

     Investment
       Management . . . . .        3.6      --         3.6      --
                                  ----     ----       ----     ----

         Consolidated . . .       21.1      3.4       23.2      4.9
                                  ====     ====       ====     ====

     The total charge for the full year of 2001 for estimated severance and related costs was $43.9 million. Of these estimated costs, $9.9 million had been paid at December 31, 2001, with a further $28.8 million paid in the first nine months of 2002. The actual costs incurred by individual have varied from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law and developments in the underlying business, resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions. This has meant that in the first nine months of 2002 we have taken a credit of $481,000 to the non-recurring compensation and benefits expense. We expect that the balance of $4.7 million relating to these estimated costs will be paid out in the next nine months. Included in the $43.9 million was $40 million of severance costs and approximately $3 million of professional fees. The balance of the expenses included relocation and other severance related expenses.

     Non-recurring charges in 2001 include the write-down of our investments in e-commerce ventures. In 2001, we reviewed our e commerce investments on an investment by investment basis, evaluating actual business performance against original expectations, projected future performance and associated cash flows, and capital needs and availability. By the end of 2001, we had written down all of our investments in e-commerce ventures. It is currently our policy to expense any additional investments, primarily contractual commitments to fund operating expenses of existing investments, that are made into these ventures in the period they are funded. These charges are booked as ordinary recurring charges. In the three and nine months ended September 30, 2002, we expensed a total of $63,000 and $287,000, respectively, of such investments.

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

     Included in non-recurring expense in the third quarter of 2001 was an impairment provision of $3.5 million against the carrying value of certain residential land co-investments. We had determined that we would not fund these investments beyond our contractual commitments and would seek to manage an exit from this portfolio. In the third quarter of 2002 we took an additional impairment charge of $1.7 million to fully write down an additional one of these co-investments which has defaulted on its financing arrangements. This has been included in the non-recurring charges. We had previously expensed approximately $200,000 of advances made to this venture in the first six months of 2002 in equity earnings. We have reclassified these impairment charges to the non-recurring expense line for the nine months ended September 30, 2002.

     Additionally, in the third quarter of 2001 we disposed of our Americas Development Group, retaining an interest in certain investments originated by this group with the intention of liquidating them by the end of 2003. In the third quarter of 2002 we have booked a net gain of $568,000 as a result of the disposal of one of these investments. This has been included in the non-recurring charges. For the first six months of 2002, there was a net expense of $696,000 relating to this investment portfolio, reflecting an impairment expense of $472,000 relating to two properties that are under contract to sell in the fourth quarter of 2002 and equity losses of $224,000. These expenses had previously been reported in equity earnings. We have reclassified these impairment charges to the non-recurring expense line for the nine months ended
     September 30, 2002.

     The non-recurring charges for the full year of 2001 included $1.9 million against our exposure to insolvent insurance providers, of which $1.6 million related to approximately 30 claims that were covered by an Australian insurance provider, HIH Insurance Limited ("HIH"). At September 30, 2002 $1.2 million remained to pay claims related to HIH. We believe this reserve is adequate to cover the remaining claims and expenses to be paid as a result of the HIH insolvency. In addition there was one large, complex claim, with multiple defendants and plaintiffs, which we believed was covered by another class of insurance, and therefore, no reserve was established for this claim. In the third quarter of 2002, we settled this claim at no cost to us.

(4)  IMPLEMENTATION OF SAB 101

     Effective January 1, 2000, as a result of the implementation of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), we recorded a one-time, non-cash, after-tax cumulative effect of change in accounting principle of $14.2 million, net of taxes of $8.7 million. This adjustment represented revenues of $22.9 million that had been recognized prior to January 1, 2000 that would not have been recognized if the new accounting policy had been in effect in the years prior to 2000. These revenues are now recognized as the underlying contingencies are satisfied. We recognized $5.8 million and $16.2 million of these revenues in the twelve months ended December 31, 2001 and 2000, respectively, and $0.2 million and $0.3 million of these revenues in the three and nine months ended September 30, 2002, respectively. Of the $22.9 million of revenue that was deferred on January 1, 2000, $0.5 million represented revenues related to our land investment business, a business we exited in 2001. We have determined that this $0.5 million will not be collected, and therefore will not be recorded as revenue. This item will have no impact on our earnings or cash flow. The balance of $0.1 million is expected to be recognized in the fourth quarter of 2002.

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

     In the normal course of business, we use derivative financial instruments to manage foreign currency risk. At September 30, 2002, we had forward exchange contracts in effect with a gross notional value of $121.8 million ($88.2 million on a net basis) and a market and carrying gain of $1.1 million. We have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We did not enter into any interest rate swap agreements during 2002 or 2001, and there were no such agreements outstanding as of September 30, 2002.

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

     As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. We hedge any foreign exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on our earnings during the nine months ended September 30, 2002 of the unrealized gain on foreign currency contracts, offset by the loss resulting from re-measurement of foreign currency transactions, was a loss of $39,100.

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

     Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they must be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this evaluation, we determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. For purposes of analyzing SFAS 142 we defined reporting units based on how the Chief Operating Decision Makers for each region looked at their regions when determining strategic business decisions for their region. The following reporting units were determined: Investment Management, Americas OOS, Australia OOS, Asia OOS, and by country in Europe OOS. We have determined the fair value of each reporting unit on the basis of a discounted cash flow methodology and compared it to the reporting unit's carrying amount. In all cases the fair value of each reporting unit exceeded its carrying amount, and therefore no impairment loss has been recognized on our goodwill. Also, unamortized negative goodwill of $846,000, which existed at the date we adopted SFAS 142, has been credited to the income statement as the cumulative effect of a change in accounting principle.

     We have $332.2 million of unamortized intangibles and goodwill as of September 30, 2002, that are subject to the provisions of SFAS 142.
     A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than US dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in currency exchange rates. See the tables included later in this footnote for further details on the foreign exchange impact on intangible and goodwill balances. $312.6 million of these intangibles represent goodwill with an indefinite useful life and have ceased to be amortized beginning January 1, 2002. The amortization savings in the three and nine months ended September 30, 2002 were $2.4 million and $7.2 million, respectively. As a result of adopting SFAS 142, on January 1, 2002 we credited to the income statement, as the cumulative effect of a change in accounting principle, $846,000, which represented our negative goodwill balance at January 1, 2002. The gross carrying amount of this negative goodwill (which related to the Americas OOS reporting segment) at January 1, 2002 was $1.4 million with accumulated amortization of $565,000. The remaining $19.6 million of identified intangibles (principally representing management contracts acquired) will be amortized over their remaining definite useful lives. Other than the prospective non-amortization of goodwill, which results in a non-cash improvement in our operating results, we do not expect the adoption to have a material effect on our revenue, operating results or liquidity.

     In accordance with SFAS 142, the effect of this accounting change is applied prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior period is as follows (in thousands, except share data):

                                   For the            For the
                              Three Months Ended  Nine Months Ended
                                 September 30,      September 30,
                              ------------------ ------------------
                                 2002     2001      2002     2001
                               -------- --------  -------- --------

     Reported net income
       (loss) . . . . . . . .  $ 10,169   (6,181)    9,640  (12,542)
     Add back: Cumulative
       effect of change in
       accounting principle .     --       --         (846)   --
     Add back: Amortization
       of Goodwill with
       indefinite useful
       lives, net of tax. . .     --       1,284     --       4,363
                               -------- --------  -------- --------

     Adjusted net income
       (loss) . . . . . . . .  $ 10,169   (4,897)    8,794   (8,179)
                               ======== ========  ======== ========

     Basic earnings (loss)
       per common share . . .  $   0.33    (0.21)     0.32    (0.42)
     Cumulative effect of
       change in accounting
       principle. . . . . . .     --       --        (0.03)   --
     Amortization of Goodwill
       with indefinite useful
       lives, net of tax. . .     --        0.04     --        0.15
                               -------- --------  -------- --------
     Adjusted basic earnings
       (loss) per common
       share. . . . . . . . .  $   0.33    (0.17)     0.29    (0.27)
                               ======== ========  ======== ========

     Diluted earnings (loss)
       per common share . . .  $   0.32    (0.21)     0.31    (0.42)
     Cumulative effect of
       change in accounting
       principle. . . . . . .     --       --        (0.03)   --
     Amortization of Goodwill
       with indefinite useful
       lives, net of tax. . .     --        0.04     --        0.15
                               -------- --------  -------- --------
     Adjusted diluted
       earnings (loss) per
       common share . . . . .  $   0.32    (0.17)     0.28    (0.27)
                               ======== ========  ======== ========

     The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives (amounts in thousands):

                     Owner and Occupier Services   Invest-
                    -----------------------------   ment
                                          Asia     Manage-  Consol-
                     Americas   Europe  Pacific     ment    idated
                     --------  -------- --------  -------- --------
Gross Carrying
Amount
--------------
Balance as of
  January 1, 2002 . .$179,263    62,382   79,603    19,767  341,015

Impact of exchange
  rate movements. . .      22     4,955    1,926       797    7,700
                     --------  -------- --------  -------- --------
Balance as of
  September 30,
  2002. . . . . . . .$179,285    67,337   81,529    20,564  348,715


Accumulated
Amortization
------------
Balance as of
  January 1, 2002 . .$(15,516)   (4,901)  (5,607)   (9,303) (35,327)

Impact of exchange
  rate movements. . .     (18)     (410)    (136)     (204)    (768)
                     --------  -------- --------  -------- --------
Balance as of
  September 30,
  2002. . . . . . . .$(15,534)   (5,311)  (5,743)   (9,507) (36,095)

Net book value. . . .$163,751    62,026   75,786    11,057  312,620
                     ========  ======== ========  ======== ========


     The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with definite useful lives as well as estimated future amortization expense (amounts in thousands, unless otherwise noted).

                     Owner and Occupier Services   Invest-
                    -----------------------------   ment
                                          Asia     Manage-  Consol-
                     Americas   Europe  Pacific     ment    idated
                     --------  -------- --------  -------- --------
Gross Carrying
Amount
--------------
Balance as of
  January 1, 2002 . .$ 39,377       742    2,071     4,332   46,522

Impact of exchange
  rate movements. . .   --           59      136       340      535
                     --------  -------- --------  -------- --------
Balance as of
  September 30,
  2002. . . . . . . .$ 39,377       801    2,207     4,672   47,057

                     Owner and Occupier Services   Invest-
                    -----------------------------   ment
                                          Asia     Manage-  Consol-
                     Americas   Europe  Pacific     ment    idated
                     --------  -------- --------  -------- --------
Accumulated
Amortization
------------
Balance as of
  January 1, 2002 . .$(17,720)     (302)    (841)   (4,332) (23,195)

Amortization expense
  - Q1. . . . . . . .  (1,207)      (23)     (66)    --      (1,296)

Amortization expense
  - Q2. . . . . . . .  (1,207)      (23)     (72)    --      (1,302)

Amortization expense
  - Q3. . . . . . . .  (1,177)      (25)     (67)    --      (1,269)

Impact of exchange
  rate movements. . .      13       (28)     (57)     (340)    (412)
                     --------  -------- --------  -------- --------
Balance as of
  September 30,
  2002. . . . . . . .$(21,298)     (401)  (1,103)   (4,672) (27,474)

Net book value. . . .$ 18,079       400    1,104     --      19,583
                     ========  ======== ========  ======== ========


     ESTIMATED ANNUAL AMORTIZATION EXPENSE
     Remaining 2002 Amortization              $1.3 million
     For Year Ended 12/31/03                  $5.2 million
     For Year Ended 12/31/04                  $5.2 million
     For Year Ended 12/31/05                  $4.7 million
     For Year Ended 12/31/06                  $3.2 million
     For Year Ended 12/31/07                  None


(7)  ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We have not yet fully assessed the impact of SFAS 146 on our consolidated financial statements, but do not anticipate it to be material.


(8)  SHARE REPURCHASE

     On October 30, 2002, Jones Lang LaSalle announced that the Board of Directors had approved a share repurchase program. Under the program, Jones Lang LaSalle may repurchase up to 1 million shares in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions.

(9)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On July 26, 2000, Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly-owned subsidiary of Jones Lang LaSalle, issued 9% Senior Euro Notes with an aggregate principal amount of euro 165 million, due 2007 (the "Euro Notes"). The payment obligations under the Euro Notes are fully and unconditionally guaranteed by Jones Lang LaSalle Incorporated and certain of its wholly-owned subsidiaries: Jones Lang LaSalle Americas, Inc.; LaSalle Investment Management, Inc.; Jones Lang LaSalle International, Inc.; Jones Lang LaSalle Co-Investment, Inc.; and Jones Lang LaSalle Ltd. (the "Guarantor Subsidiaries"). All of Jones Lang LaSalle Incorporated's remaining subsidiaries (the "Non-Guarantor Subsidiaries") are owned by the Guarantor Subsidiaries. The following supplemental Condensed Consolidating Balance Sheets as of September 30, 2002 and
     December 31, 2001, Condensed Consolidating Statement of Earnings for the three and nine months ended September 30, 2002 and 2001, and Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2002 and 2001 present financial information for
     (i) Jones Lang LaSalle Incorporated (carrying any investment in subsidiaries under the equity method), (ii) Jones Lang LaSalle Finance B.V. (the issuer of the Euro Notes), (iii) on a combined basis the Guarantor Subsidiaries (carrying any investment in Non Guarantor subsidiaries under the equity method) and (iv) on a combined basis the Non-Guarantor Subsidiaries (carrying their investment in JLL Finance under the equity method). Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and Jones Lang LaSalle Incorporated believes that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. In general, historically, Jones Lang LaSalle Incorporated has entered into third party borrowings, financing its subsidiaries via intercompany accounts that are then converted into equity, or long term notes, on a periodic basis. Certain Guarantor and Non-Guarantor Subsidiaries also enter into third party borrowings on a limited basis. All intercompany activity has been included as subsidiary activity in investing activities in the Condensed Consolidating Statements of Cash Flows. Cash is managed on a consolidated basis and there is a right of offset between bank accounts in the different groupings of legal entities in the condensed consolidating financial information. Therefore, in certain cases, negative cash balances have not been reallocated to payables as they legally offset positive cash balances elsewhere in Jones Lang LaSalle Incorporated. In certain cases, taxes have been calculated on the basis of a group position that includes both Guarantor and Non-Guarantor Subsidiaries. In such cases, the taxes have been allocated to individual legal entities on the basis of that legal entity's pre tax income. For periodic reporting purposes, the adjustment for the global effective tax rate is made in the parent organization.

                                       JONES LANG LASALLE INCORPORATED
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                          As of September 30, 2002
                                              ($ in thousands)

                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------

ASSETS
------
Cash and
  cash equivalents. .    $      412            96            23         8,802         --            9,333
Trade receivables,
  net of allowances .         --            --           62,325       111,916         --          174,241
Other current assets.         6,494         --           23,338        22,457         --           52,289
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      assets. . . . .         6,906            96        85,686       143,175         --          235,863

Property and equipment,
 at cost, less accumu-
 lated depreciation .         5,068         --           38,520        37,621         --           81,209
Intangibles resulting
 from business acquisi-
 tions and JLW merger,
 net of accumulated
 amortization . . . .         --            --          241,410        90,793         --          332,203
Other assets, net . .        27,140         --           78,123        34,662         --          139,925
Investments in
 subsidiaries . . . .       238,047         --          235,699           645      (474,391)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  277,161            96       679,438       306,896      (474,391)      789,200
                         ==========    ==========    ==========    ==========    ==========    ==========




                                       JONES LANG LASALLE INCORPORATED
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                          As of September 30, 2002
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Accounts payable and
  accrued liabilities    $    7,043         5,094        24,117        37,384         --           73,638
Short-term borrowings         --            --            6,666         9,201         --           15,867
Other current
  liabilities . . . .       (80,282)     (228,743)      399,806        13,965         --          104,746
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      liabilities . .       (73,239)     (223,649)      430,589        60,550         --          194,251

Long-term liabilities:
  Credit facilities .         --           60,147         --              687         --           60,834
  9% Senior Euro
    Notes, due 2007 .         --          162,953         --            --            --          162,953
  Other . . . . . . .         5,021         --           10,802         7,042         --           22,865
                         ----------    ----------    ----------    ----------    ----------    ----------

    Total liabilities       (68,218)         (549)      441,391        68,279         --          440,903

Commitments and
 contingencies

Minority interest in
 consolidated
 subsidiaries . . . .         --            --            --            2,918         --            2,918
Stockholders' equity.       345,379           645       238,047       235,699      (474,391)      345,379
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  277,161            96       679,438       306,896      (474,391)      789,200
                         ==========    ==========    ==========    ==========    ==========    ==========




                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                           As of December 31, 2001
                                              ($ in thousands)

                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
ASSETS
------
Cash and cash
  equivalents . . . .    $    3,142           52       (2,843)        10,095         --           10,446
Trade receivables,
  net of allowances .           132        --          84,492        137,966         --          222,590
Other current assets.        (4,575)       --          30,708         26,663         --           52,796
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      assets. . . . .        (1,301)          52      112,357        174,724         --          285,832

Property and equipment,
  at cost, less accumu-
  lated depreciation.         4,388        --          48,817         39,298         --           92,503
Intangibles resulting
  from business acquisi-
  tions and JLW merger,
  net of accumulated
  amortization. . . .         --           --         240,063         88,106         --          328,169
Other assets, net . .        26,154        --          69,426         33,643         --          129,223
Investment in
  subsidiaries. . . .       216,825        --         212,452            367      (429,644)        --
                         ----------   ----------   ----------     ----------    ----------    ----------
                         $  246,066           52      683,115        336,138      (429,644)      835,727
                         ==========   ==========   ==========     ==========    ==========    ==========





                              CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED
                                           As of December 31, 2001
                                              ($ in thousands)


                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
Accounts payable and
  accrued liabilities    $   10,572          836       42,568         62,992         --          116,968
Short-term borrowings         --           --           9,147          6,350         --           15,497
Other current
  liabilities . . . .       (81,592)    (207,773)     400,555         43,980         --          155,170
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      liabilities . .       (71,020)    (206,937)     452,270        113,322         --          287,635

Long-term liabilities:
  Credit facilities .         --          59,854        --               767         --           60,621
  9% Senior Euro
    Notes, due 2007 .         --         146,768        --             --            --          146,768
  Other . . . . . . .         2,705        --          14,020          8,808         --           25,533
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total liabilities       (68,315)        (315)     466,290        122,897         --          520,557

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
                         ==========   ==========   ==========     ==========    ==========    ==========


                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                For the Three Months Ended September 30, 2002
                                              ($ in thousands)

                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  ------------  ------------ -------------  ------------  ------------

Revenue . . . . . . . . .$    --            --          101,614       105,512         --          207,126
Equity earnings (loss)
 from subsidiaries. . . .     8,999         --            7,493             1       (16,493)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . . . .     8,999         --          109,107       105,513       (16,493)      207,126

Operating expenses. . . .     5,105         --           93,421        90,320         --          188,846
Non-recurring and
  restructuring charges .       100         --             (200)          572         --              472
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
     (loss) . . . . . . .     3,794         --           15,886        14,621       (16,493)       17,808

Interest expense, net
 of interest income . . .    (1,567)          (80)        3,579         2,756         --            4,688
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
     before provision
     (benefit) for
     income taxes and
     minority interest. .     5,361            80        12,307        11,865       (16,493)       13,120

Net provision (benefit)
 for income taxes . . . .    (4,808)           79         3,308         4,351         --            2,930
Minority interests
 in earnings of
 subsidiaries . . . . . .     --            --            --               21         --               21
                         ----------    ----------    ----------    ----------    ----------    ----------




                                       JONES LANG LASALLE INCORPORATED
                          CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

                                For the Three Months Ended September 30, 2002
                                              ($ in thousands)




                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  ------------  ------------ -------------  ------------  ------------

Net earnings (loss),
 before cumulative
 effect of change in
 accounting principle . .    10,169             1         8,999         7,493       (16,493)       10,169

Cumulative effect of
 change in accounting
 principle. . . . . . . .     --            --            --            --            --            --
                         ----------    ----------    ----------    ----------    ----------    ----------

Net earnings (loss) . . .$   10,169             1         8,999         7,493       (16,493)       10,169
                         ==========    ==========    ==========    ==========    ==========    ==========


                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                For the Nine Months Ended September 30, 2002
                                              ($ in thousands)

                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  ------------  ------------ -------------  ------------  ------------

Revenue . . . . . . . . .$    --            --          261,106       299,365         --          560,471
Equity earnings (loss)
 from subsidiaries. . . .     8,224         --            7,097           139       (15,460)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . . . .     8,224         --          268,203       299,504       (15,460)      560,471

Operating expenses. . . .    10,611            17       245,857       276,516         --          533,001
Non-recurring and
  restructuring charges .       234         --             (200)        1,489         --            1,523
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
     (loss) . . . . . . .    (2,621)          (17)       22,546        21,499       (15,460)       25,947

Interest expense, net
 of interest income . . .    (4,909)         (541)       10,631         7,786         --           12,967
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
     before provision
     (benefit) for
     income taxes and
     minority interest. .     2,288           524        11,915        13,713       (15,460)       12,980

Net provision (benefit)
 for income taxes . . . .    (7,352)          385         3,691         6,149         --            2,873
Minority interests
 in earnings of
 subsidiaries . . . . . .     --            --            --            1,313         --            1,313
                         ----------    ----------    ----------    ----------    ----------    ----------




                                       JONES LANG LASALLE INCORPORATED
                          CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

                                For the Nine Months Ended September 30, 2002
                                              ($ in thousands)




                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  ------------  ------------ -------------  ------------  ------------

Net earnings (loss),
 before cumulative
 effect of change in
 accounting principle . .     9,640           139         8,224         6,251       (15,460)        8,794

Cumulative effect of
 change in accounting
 principle. . . . . . . .     --             --           --              846         --              846
                         ----------    ----------    ----------    ----------    ----------    ----------

Net earnings (loss) . . .$    9,640           139         8,224         7,097       (15,460)        9,640
                         ==========    ==========    ==========    ==========    ==========    ==========




<table>                                JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                For the Three Months Ended September 30, 2001
                                              ($ in thousands)
                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  ------------  ------------ -------------  ------------  ------------
Revenue . . . . . . .    $      (13)        --          104,259       114,278         --          218,524
Equity earnings (loss)
 from subsidiaries. .        (4,388)        --            4,141           116           131         --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .        (4,401)        --          108,400       114,394           131       218,524

Operating expenses
 before non-recurring and
 restructuring
 charges. . . . . . .         2,723         --           92,550        97,370         --          192,643
Non-recurring and re-
 structuring charges.         1,198         --           15,912         7,380         --           24,490
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
      (loss). . . . .        (8,322)        --              (62)        9,644           131         1,391

Interest expense,
 net of interest
 income . . . . . . .          (608)         (125)        3,687         2,003         --            4,957
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest. . . .        (7,714)          125        (3,749)        7,641           131        (3,566)

Net provision (benefit)
 for income taxes . .        (1,533)            9           639         3,818         --            2,933
Minority interests
 in earnings of
 subsidiaries . . . .         --            --            --             (318)        --             (318)
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $   (6,181)          116        (4,388)        4,141           131        (6,181)
                         ==========    ==========    ==========    ==========    ==========    ==========

<table>                                JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                For the Nine Months Ended September 30, 2001
                                              ($ in thousands)
                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  ------------  ------------ -------------  ------------  ------------
Revenue . . . . . . .    $    --            --          296,788       321,561         --          618,349
Equity earnings (loss)
 from subsidiaries. .        (6,327)        --            6,140           464          (277)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . .        (6,327)        --          302,928       322,025          (277)      618,349

Operating expenses
 before non-recurring
 and restructuring
 charges. . . . . . .        11,223         --          279,248       295,483         --          585,954
Non-recurring and re-
 structuring charges.         1,198         --           19,052         7,890         --           28,140
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
      (loss). . . . .       (18,748)        --            4,628        18,652          (277)        4,255

Interest expense,
 net of interest
 income . . . . . . .        (2,306)         (565)       11,598         7,057         --           15,784
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest. . . .       (16,442)          565        (6,970)       11,595          (277)      (11,529)

Net provision (benefit)
 for income taxes . .        (3,900)          101          (643)        5,242         --              800
Minority interests
 in earnings of
 subsidiaries . . . .         --            --            --              213         --              213
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .    $  (12,542)          464        (6,327)        6,140          (277)      (12,542)
                         ==========    ==========    ==========    ==========    ==========    ==========



<table>                                JONES LANG LASALLE INCORPORATED
                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                For the Nine Months Ended September 30, 2002
                                              ($ in thousands)
                                   Jones Lang
                                    LaSalle                                                   Consolidated
                                  Incorporated    Jones Lang                                   Jones Lang
                                   (Parent and     LaSalle       Guarantor    Non-Guarantor     LaSalle
                                   Guarantor)    Finance B.V.   Subsidiaries   Subsidiaries   Incorporated
                                  ------------   ------------   ------------  -------------   ------------
Cash flows provided by (used in)
  operating activities. . . . .    $     (470)        20,581         (9,183)         9,295         20,223
Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment. . .        (1,599)         --            (2,584)        (5,966)       (10,149)
  Investments in e-commerce
    ventures. . . . . . . . . .         --             --              (287)         --              (287)
  Subsidiary activity . . . . .           534        (20,830)        25,845         (5,549)         --
  Investments in real estate
    ventures. . . . . . . . . .         --             --            (8,444)        (1,844)       (10,288)
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) investing
        activities. . . . . . .        (1,065)       (20,830)        14,530        (13,359)       (20,724)
Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit
    facility. . . . . . . . . .           (60)           293         (2,481)         2,771            523
  Shares repurchased. . . . . .        (4,189)         --             --             --            (4,189)
  Common stock issued under
    stock option plan . . . . .         3,054          --             --             --             3,054
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) financing
        activities. . . . . . .        (1,195)           293         (2,481)         2,771           (612)
                                   ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in cash
  and cash equivalents. . . . .        (2,730)            44          2,866         (1,293)        (1,113)
Cash and cash equivalents,
  beginning of period . . . . .         3,142             52         (2,843)        10,095         10,446
                                   ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents,
  end of period . . . . . . . .    $      412             96             23          8,802          9,333
                                   ==========     ==========     ==========     ==========     ==========



<table>                                JONES LANG LASALLE INCORPORATED
                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                For the Nine Months Ended September 30, 2001
                                              ($ in thousands)
                                   Jones Lang
                                    LaSalle                                                   Consolidated
                                  Incorporated    Jones Lang                                   Jones Lang
                                   (Parent and     LaSalle       Guarantor    Non-Guarantor     LaSalle
                                   Guarantor)    Finance B.V.   Subsidiaries   Subsidiaries   Incorporated
                                  ------------   ------------   ------------  -------------   ------------
Cash flows provided by (used in)
  operating activities. . . . .     $  (8,936)         3,771         (9,988)         1,450        (13,703)
Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment. . .        (1,614)         --           (12,594)       (14,106)       (28,314)
  Other acquisitions and invest-
    ments in e-commerce ventures,
    net of cash acquired and
    transaction costs . . . . .         --             --            (3,418)          (284)        (3,702)
  Subsidiary activity . . . . .        24,292        (33,001)        25,569        (16,860)         --
  Investments in real estate
    ventures. . . . . . . . . .         --             --              (855)        20,127         19,272
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) investing
        activities. . . . . . .        22,678        (33,001)         8,702        (11,123)       (12,744)
Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit
    facility. . . . . . . . . .        (1,904)        29,144           (312)         1,466         28,394
  Shares repurchased. . . . . .       (11,086)         --             --             --           (11,086)
  Common stock issued under
    stock option plan . . . . .         1,167          --             --             --             1,167
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) financing
        activities. . . . . . .       (11,823)        29,144           (312)         1,466         18,475
                                   ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in cash
  and cash equivalents. . . . .         1,919            (86)        (1,598)        (8,207)        (7,972)
Cash and cash equivalents,
  beginning of period . . . . .         3,689            152         (3,665)        18,667         18,843
                                   ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents,
  end of period . . . . . . . .    $    5,608             66         (5,263)        10,460         10,871
                                   ==========     ==========     ==========     ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto for the three and nine months ended September 30, 2002, included herein, and Jones Lang LaSalle's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 which have been filed with the Securities and Exchange Commission as part of Jones Lang LaSalle's Annual Report on
Form 10-K.

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

     In certain of our businesses, primarily those involving management services, we are reimbursed by our clients for expenses that are incurred on their behalf. The treatment of reimbursable expenses for financial reporting purposes is based upon the underlying contract's fee structure. A contract that provides a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such, is reported on a gross basis. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. When the fee structure is comprised of at least two distinct elements: the fixed management fee and a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client, we will account for the contract on a net basis. This means we include the fixed management fee in reported revenues and we net the reimbursement against expenses. The majority of our service contracts utilize the latter structure and are accounted for on a net basis.

     We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. This estimate is also based on historical experience, combined with a careful review of current developments and with a strong focus on credit control.

     PERIODIC ACCOUNTING FOR INCENTIVE COMPENSATION - An important part of our overall compensation package is incentive compensation, which is typically paid out to employees in the first quarter of the year after it is earned. In our interim financial statements we accrue for incentive compensation based on the percentage of revenue and compensation costs recorded to date relative to forecasted revenue and compensation costs for the full year as substantially all incentive compensation pools are based upon revenues and profits. The impact of this incentive compensation accrual methodology is that we accrue very little incentive compensation in the first six months of the year, with the majority of our incentive compensation accrued in the second half of the year, particularly in the fourth quarter. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees. In addition, we exclude from the standard accrual methodology incentive compensation pools that are not subject to the normal performance criteria. These pools are accrued for on a straight-line basis. In 2002 we have chosen to guarantee a portion of the incentive compensation for certain employees. The effect of excluding the incentive compensation pool relating to these employees from the accrual methodology and expensing the guaranteed minimum on a straight line basis has been to increase the year-to-date incentive compensation expense by $3.5 million.

     ASSET IMPAIRMENT - We apply SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), to recognize and measure impairment of long-lived assets. SFAS 144 addresses issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets to be held and used, be measured at the lower of carrying costs or fair value and those long-lived assets to be disposed of, be measured at the lower of carrying costs or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS 144 on January 1, 2002. The effect of implementing SFAS 144 did not have a material impact on our consolidated financial statements.

     We review long-lived assets, including investments in real estate ventures, intangibles and property and equipment for impairment on an annual basis, or whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the asset. If impairment exists due to the inability to recover the carrying value of an asset, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value.

     Although the Land Investment Group was closed down in 2001, we have retained certain investments originated by this group. Included in investments in real estate ventures as of September 30, 2002 is the book value of the five remaining Land Investment Group investments of $3.0 million. This book value is net of $5.4 million of impairment charges, of which $3.5 million of impairment charges were recorded in 2001 as part of our non-recurring charges. We have also provided guarantees associated with these projects of $1.2 million. We continue to monitor the portfolio very carefully and have taken an additional impairment charge of $1.7 million in the third quarter, $1.9 million year-to-date, related to an investment that had previously not been impaired, but which defaulted on certain financial covenants. Any future impairment charges or gains on disposal relating to the Land Investment Group will be included in non-recurring expenses. We currently expect to have liquidated the Land Investment Group investments by the end of 2005.

     Although the Development Group was sold in the third quarter of 2001, we have retained certain investments originated by this group. Included in investments in real estate ventures as of September 30, 2002 is the book value of the three remaining investment projects of $1.7 million. This book value is net of equity losses of $224,000 and an impairment charge of $472,000 against two of these investments, recorded in non-recurring expense for the nine months ended September 30, 2002. Additionally, in the third quarter of 2002, we disposed of one investment for a net gain of
$568,000.  This gain is also recorded in non-recurring expenses.   Any
future impairment charges or gains on disposal relating to the Development Group will be included in non-recurring expenses. We continue to evaluate these investments for impairment. We currently expect to have liquidated the Development Group investments by the end of 2003.

     During 2001, we reviewed our e-commerce investments on an investment by investment basis, evaluating actual business performance against original expectations, projected future performance and associated cash flows, and capital needs and availability. As a result of this evaluation we determined that our investments in e-commerce were impaired, and fully wrote down these investments by the end of 2001 as part of our non-recurring charges. It is currently our policy to expense any additional investments, primarily contractual commitments to fund operating expenses of existing investments, that are made into these ventures in the period they are made. These charges are booked as ordinary recurring charges. In the nine months ended September 30, 2002, we expensed a total of $287,000 of such investments.

     INCOME TAXES - We account for income taxes under the asset and liability method. Because of the global and cross border nature of our business, our corporate tax position is complex. We generally provide taxes in each tax jurisdiction in which we operate based on local tax regulations and rules. Such taxes are provided on net earnings and include the provision for taxes on substantively all differences between accounting principles generally accepted in the United States of America and tax accounting, excluding certain non-deductible items and permanent differences. We have established valuation allowances against the possible future tax benefits of current losses where expected future taxable income does not support the realization of the deferred tax assets.

     We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. Based on our 2002 forecasted results and actions we have implemented to date, we have lowered our estimated effective tax rate for 2002 to 36% from 40%. The estimated effective tax rate of 36% excludes a tax benefit of $1.8 million related to certain costs incurred in restructuring actions taken in 2001. These costs were not originally expected to be deductible for tax purposes. However, as a result of actions undertaken in the third quarter of 2002, these costs are now deductible. This tax benefit has been fully recognized during the third quarter of 2002 in addition to the Company's normal provision based on an effective tax rate of 36%. We believe that 36% is an achievable effective tax rate, particularly in light of the effective tax rate benefit provided by SFAS 142 which is discussed further in Note 6 to Notes to Consolidated Financial Statements. The tax environment in which we operate is complex as a result of the number of jurisdictions in which we do business and the cross border nature of certain of our transactions. Our global effective tax rate is also sensitive to changes in the mix of our geographic profitability as local statutory tax rates range from 16% to 42% in the countries in which we have significant operations. The estimated effective tax rate for 2002 of 36% (excluding the additional element of tax benefit related to the 2001 restructuring charge) reflects the impact of tax planning to reduce losses in jurisdictions where we cannot recognize the tax benefit of those losses, as well as tax planning for jurisdictions affected by double taxation. We continuously seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate. We reflect the benefit from tax planning actions when we believe it is probable that they will be successful, which usually requires that certain actions have been initiated.

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

     HEDGING ACTIVITIES - As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, the global nature of our business means that we are often required to enter into cross-border loans between Jones Lang LaSalle legal entities in order to facilitate the use of our cash for debt repayment. An intercompany loan will create foreign exchange risk if it is denominated in a currency that is different from the functional currency of one or both of the Jones Lang LaSalle legal entities party to the loan. We hedge any foreign exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. At September 30, 2002, we had forward exchange contracts in effect with a gross notional value of $121.8 million ($88.2 million on a net basis) and a market and carrying gain of $1.1 million.

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

     ACCOUNTING FOR BUSINESS COMBINATIONS - We have historically grown through a series of acquisitions and one substantial merger. As a result of this activity, and consistent with the services nature of the businesses we acquired, the largest assets on our balance sheet are intangibles resulting from business acquisitions and the JLW merger. Historically we have amortized these over their estimated useful lives (generally eight to forty years). SFAS 142, which we adopted January 1, 2002, requires that we cease amortizing the goodwill element of these intangibles, which has a book value of $312.6 million at September 30, 2002. This will reduce our annual amortization expense by $10 million. We will continue to amortize intangibles with definite useful lives, which primarily represent the value placed on management contracts that are acquired as part of our acquisition of a company.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this evaluation, we determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. For purposes of analyzing SFAS 142 we defined reporting units based on how the Chief Operating Decision Makers for each region looked at their regions when determining strategic business decisions for their region. The following reporting units were determined: Investment Management, Americas OOS, Australia OOS, Asia OOS, and by country in Europe OOS. We have determined the fair value of each reporting unit on the basis of a discounted cash flow methodology and compared it to the reporting unit's carrying amount. In all cases, the fair value of each reporting unit exceeded its carrying amount, and therefore no impairment loss has been recognized on our goodwill.

RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

ITEMS AFFECTING COMPARABILITY

     NON-RECURRING AND RESTRUCTURING CHARGES

     In 2001, we incurred non-recurring and restructuring charges related to; 1) impairment of e-commerce investments, 2) exit from certain businesses and business relationships, including related asset impairment,
3) insolvent insurance providers and 4) restructuring actions taken to bring ongoing operating expenses in line with anticipated future business. In the first nine months of 2001 we incurred $23.2 million of non-recurring expense related to the exit of two non-strategic businesses, the write-down of e-commerce investments and charges related to the insolvency of two of our insurance providers; and $4.9 million of restructuring expense consisting of severance and professional fees associated with the realignment of our business. Full year charges for non-recurring and restructuring were $27.8 million and $49.4 million, respectively. Actual costs incurred have varied from our original estimate for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law and developments in the underlying business, resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions. These events have resulted in a credit of $481,000 recorded in the non-recurring compensation and benefits expense in the first nine months of 2002. Additionally, the first nine months of 2002 included non-recurring charges of $2.0 million related to impairment and net equity losses of certain investments in the Land Investment Group and Development Group, businesses which were exited in 2001. See Note 3 to Notes to Consolidated Financial Statements for a more detailed discussion of these non-recurring and restructuring items.

     NEW YORK EXPANSION

     In the third quarter of 2002 we initiated the expansion of our New York business. To support this expansion, we increased the underlying headcount and associated costs in this business. Given the nature of our business, we expect that it will take at least six months for this headcount to deliver incremental revenues. In addition, there were significant up front costs associated with expanding the New York business. The combination of these factors has meant that we have incurred expenses of $1.7 million in the third quarter associated with the expansion. We expect to incur an additional $2.5 million of expense in the fourth quarter of 2002.

     ADOPTION OF STATEMENT NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142")

     We adopted the provisions of SFAS 142 effective January 1, 2002. This adoption is described more fully in Note 6 to Notes to Consolidated Financial Statements. As a result of implementing SFAS 142, we recorded an after-tax credit to earnings representing a cumulative change in accounting principle effective January 1, 2002 of $846,000. During the first nine months of 2002, the net impact of SFAS 142 was to increase operating income by $7.2 million as a result of ceasing the amortization of goodwill with indefinite lives.

     LASALLE INVESTMENT MANAGEMENT REVENUES

     Our Investment Management business is in part compensated through the receipt of incentive fees where investment performance exceeds agreed benchmark levels. Dependent upon performance, these fees can be significant and will generally be recognized when agreed events or milestones are reached. The timing of recognition may impact comparability between quarters, in any one year, or compared to a prior year. The third quarter of 2001 included incentive fees and equity earnings of $14.4 million generated from the disposition of a hotel investment. Conversely, the third quarter of 2002 included $11.8 million of incentive fees, of which $8.7 million related to the performance of an investment portfolio in which we have a co-investment.

REVENUE

     Total revenue, after elimination of intersegment revenue, decreased $11.4 million, or 5.2%, to $207.1 million for three months ended
September 30, 2002 from $218.5 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, revenues decreased $57.8 million, or 9.3% to $560.5 million from $618.3 million for the nine months ended September 30, 2001. Excluding the impact of foreign exchange, the revenue declines were 8.9% and 10.9% for the three and nine months ended September 30, 2002. This reflects the general strengthening of the euro, pound sterling and Australian dollar against the US dollar when compared to last year. The reduction in our revenues year over year reflects the weak global economy but was most significant in the Americas and European OOS businesses. The broad based business restructuring initiated in the second half of 2001 was in anticipation of a decline in revenues as we had not anticipated a turnaround in overall economic conditions until late 2002. However, as discussed in the Performance Outlook Section below, the severity and persistence of revenue pressures is greater than we had expected.

OPERATING EXPENSES

     Total operating expenses, after elimination of intersegment expense and excluding the effect of non-recurring charges, decreased $3.8 million, or 2.0%, to $188.8 million for the three months ended September 30, 2002 from $192.6 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002 operating expenses decreased $53.0 million, or 9.0%, to $533.0 million from $586.0 million for the nine months ended September 30, 2001. The impact of the stronger euro, pound sterling and Australian dollar on reported US Dollar expenses has meant that the effectiveness of our cost reduction initiatives have been masked by an increase in US dollar reported expenses. Excluding the impact of foreign exchange, the cost reduction was 5.8% and 10.4% for the three and nine months ended September 30, 2002, respectively. The reduction in expenses is largely the result of restructuring actions taken in 2001 to bring on going operating expenses in line with anticipated future business in light of the existing economic conditions.

     Compensation and benefit expense increased $3.1 million for the three months ended September 30, 2002, but is down $28.7 million for the nine months ended September 30, 2002. The increase in compensation and benefit expense for the third quarter is partially attributable to the timing of incentive compensation expense, which increased $4.2 million from the third quarter of 2001 as the favorable timing variance through the first six months of the year begins to reverse. For the nine months ended September 30, 2002, incentive compensation expense is $7.2 million lower when compared to the same period last year. This favorable variance may continue to reverse over the balance of the year depending on performance (see Periodic Accounting for Incentive Compensation in the Summary of Critical Accounting Policies for further discussion). In addition, the impact of foreign currency, primarily the strengthening of the euro, pound sterling and Australian dollar, has increased reported US dollar compensation and benefit expense by $5.2 million and $5.6 million for the three and nine months ended September 30, 2002, respectively.

     Operating, administrative and other expenses were down $4.2 million and $17.1 million for the three and nine months ended September 30, 2002, respectively, largely due to cost containment initiatives put into place in 2001. In the third quarter, the main cost savings have come from reduced information technology support charges due to a contract renegotiation with our external support provider, and a $2.0 million reduction in bad debt reserves related to the partial reversal of a reserve established for an Investment Management receivable due to positive changes in the underlying collateral arrangements. The benefit resulting from adopting SFAS 142 (discussed in Note 6 to Notes to Consolidated Financial Statements) was an amortization savings of $2.4 million and $7.2 million for the three and nine months ended September 30, 2002, respectively. In addition, the impact of foreign currency, primarily the strengthening of the euro, pound sterling and Australian dollar has increased reported US dollar expense by $2.0 million and $2.1 million for the three and nine months ended September 30, 2002, respectively.

OPERATING INCOME

     We reported operating income, excluding non-recurring charges, for the three months ended September 30, 2002 of $18.3 million, a decrease of $7.6 million from $25.9 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, we reported operating income of $27.5 million compared to an operating income of $32.4 million for nine months ended September 30, 2001, excluding non-recurring charges (discussed in Note 3 of Notes to Consolidated Financial Statements).

     Including non-recurring charges, operating income for the three months ended September 30, 2002 was $17.8 million, as compared to $1.4 million in the same period last year. Operating income, including non-recurring charges, for the nine months ended September 30, 2002 was $25.9 million, as compared to $4.3 million for the nine months ended September 30, 2001.

NON-RECURRING AND RESTRUCTURING

     The third quarter of 2002 included a net impairment charge of $1.1 million related to the $1.7 million impairment of an investment in the Land Investment Group portfolio, offset by a gain of $0.6 million on the disposal of an investment in the Development Group portfolio. For the nine months ended September 30, 2002, we recorded a net impairment charge of $2.0 million. In 2001, we underwent a broad-based realignment of our business with non-recurring and restructuring charges totaling $27.8 million and $49.4 million, respectively. Of the $77.2 million accrued at December 31, 2001, $26.2 million was non-cash related, $12.1 million had been paid in 2001, with $38.9 million remaining to cover costs in 2002. Actual costs incurred related to this broad based realignment have varied from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law and developments in the underlying business, resulting in the unforeseen reallocation of resources and better or worse settlement discussions. These events have resulted in the recording of a credit to non-recurring compensation and benefits expense for the third quarter of $615,000 and a credit in the first nine months of 2002 of $481,000.

     Non-recurring charges for the three months ended September 30, 2001 included expenses of: 1) $14.8 million related to the write-off of investments in e-commerce, 2) $2.0 million for the insolvency of two insurance providers and 3) $3.5 million associated with the exiting of two non-strategic business in the Americas. The restructuring charges included severance and professional fees associated with the realignment of the Asia Pacific business of $1.6 million and the exiting of two non-strategic businesses in the Americas of $1.4 million. Non-recurring charges for the nine months ended September 30, 2001 included expenses of: 1) $17.0 million related to the write-off of investments in e-commerce, 2) $2.0 million related to the insolvency of two insurance providers and 3) $3.5 million associated with the exiting of two non-strategic businesses in the Americas. Restructuring fees for the nine months ended September 30, 2001 included severance and professional fees associated with the realignment of the Asia Pacific business of $1.9 million and the exiting of two non-strategic businesses in the Americas of $1.4 million.

     See Note 3 in Notes to Consolidated Financial Statements for a more detailed discussion of these non-recurring and restructuring items.

INTEREST EXPENSE

     Interest expense, net of interest income, decreased $0.3 million, to $4.7 million for the three months ended September 30, 2002 and decreased $2.8 million, to $13.0 million for the nine months ended September 30, 2002 from the prior year periods. The decrease in interest expense is the result of lower average revolver borrowings at declining interest rates partially offset by the impact of the strengthening euro on the reported US dollar value of the interest expense on the Euro Notes.

PROVISION FOR INCOME TAXES

     The provision for income taxes was $2.9 million for the three months ended September 30, 2002, as well as for the same period of 2001. The provision for income taxes was $2.9 million for the nine months ended September 30, 2002 as compared to a provision of $0.8 million for the same period of 2001. The non-recurring and restructuring charges incurred in 2001 and 2002 were separately tax effected based on the projected tax deductibility of these items. Based on our 2002 forecasted results and actions we have implemented to date, we have lowered our estimated effective tax rate for 2002 to 36% from 40%. The estimated effective tax rate for 2002 of 36% (excluding the additional element of tax benefit related to the 2001 restructuring charge discussed below) reflects the impact of tax planning to reduce losses in jurisdictions where we cannot recognize the tax benefit of these losses, as well as tax planning for jurisdictions affected by double taxation. Included in the expense for the third quarter of 2002 is a tax benefit of $1.8 million related to certain costs incurred in restructuring actions taken in 2001. These costs were not originally expected to be deductible for tax purposes. However, as a result of actions undertaken in the third quarter of 2002, these costs are now deductible. This tax benefit has been fully recognized during the third quarter of 2002 in addition to the Company's normal provision based on an effective tax rate of 36%. See the Income Tax Provision section of
Note 1 to Notes to Consolidated Financial Statements for further discussion of our effective tax rate.

NET INCOME/(LOSS)

     Net income for the three months ended September 30, 2002 was $10.2 million as compared to a net loss of $6.2 million for the three months ended September 30, 2001. Including the cumulative effect of change in accounting principle (a net benefit of $0.8 million) related to the adoption of SFAS 142, which is discussed in detail in Note 6 to Notes to Consolidated Financial Statements, our net income for the nine months ended September 30, 2002 was $9.6 million. This compared to our net loss for the nine months ended September 30, 2001 of $12.5 million.

SEGMENT OPERATING RESULTS

     See Note 2 in Notes to Consolidated Financial Statements, included herein, for a discussion of our segment reporting. Consistent with 2001, we have not allocated non-recurring and restructuring charges to the business segments for segment reporting purposes and therefore these costs are not included in the discussions below.

OWNER AND OCCUPIER SERVICES

     AMERICAS

     Revenue for the Americas region decreased $7.9 million, or 10.4%, to $67.9 million for the three months ended September 30, 2002, as compared to $75.8 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, revenue decreased $33.3 million, or 15.7%, to $178.9 million, as compared to $212.2 million for the nine months ended September 30, 2001. The pressure on revenues continues a trend that began in the middle of 2001, the business restructuring in late 2001 was a response to this pressure. The reducing revenues reflect the weakness in the economy which has been more persistent than was generally expected.
The most significant revenue declines during the three and nine months ended September 30, 2002, as compared to the same periods last year, were experienced in our transaction business as clients continued to delay or defer decision making. The Tenant Representation, Leasing and Management and Project and Development units were most severely impacted.

     Operating expenses for the Americas region decreased $6.1 million, or 9.0%, to $61.6 million for the three months ended September 30, 2002, as compared to $67.7 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, operating expenses decreased $40.2 million, or 19.0%, to $171.2 million, as compared to $211.4 million for the nine months ended September 30, 2001. The decline in expenses is primarily attributable to the strong focus placed on cost containment, including significant reductions in compensation due to reduced headcount as a result of the restructuring in late 2001. While incentive compensation increased $3.6 million for the third quarter of 2002, it remains down $2.6 million year-to-date, as compared to the same periods last year. The increase in the third quarter of 2002 reflects an increase in the percentage of annual revenue achieved in the quarter versus last year and is a reversal of the favorable timing variance experienced through the first six months of 2002. The reduction in incentive compensation year-to-date reflects the impact of lower revenues versus last year. The remaining favorable variance may continue to reverse over the balance of the year depending on performance (see Periodic Accounting for Incentive Compensation in the Summary of Critical Accounting Policies for further discussion). The expansion of our New York business platform, initiated in the third quarter, has incurred expenses of $1.7 million. In addition, as a result of adopting SFAS 142 (discussed in Note 6 to Notes to Consolidated Financial Statements) amortization expense was reduced by $1.2 million and $3.5 million for the three and nine months ended September 30, 2002, respectively.

     EUROPE

     Revenues for the Europe region for the three months ended
September 30, 2002 were essentially flat at $73.9 million as compared to $74.3 million for the same period in 2001. However, local currency revenues were down 9.0% from the same period in 2001. For the nine months ended September 30, 2002, revenue totaled $217.1 million, as compared to $237.6 million for the same period in 2001, a decrease of 8.6%. Local currency revenues were down 11.5% when compared to the same period in 2001.

The most significant declines for the nine months ended September 30, 2002, as compared to the prior year period, occurred in England, France, Germany and Belgium, reflecting the difficult economic conditions in these parts. The business in France and Spain experienced a very strong start to the third quarter, such that overall they were ahead of the prior year comparable period. However, these markets saw a dramatic reduction in transaction activity in the final thirty days of the quarter. Reflecting the underlying difficult economic condition, revenue pressures continued in our German business. Within our United Kingdom business, we continued to see strength in capital markets activity, offset by increasing weakness in the leasing market. Reported US dollar revenues were positively impacted by approximately $6 million and $7 million in the three and nine months ended September 30, 2002, respectively, as compared to the same periods last year, primarily due to the strengthening of the euro and the pound sterling against the US dollar.

     Operating expenses for the region increased by $3.0 million, or 4.3%, to $73.0 million for the three months ended September 30, 2002 from $70.0 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, operating expenses decreased $8.8 million, or 4.0%, to $210.2 million from $219.0 million for the same period of 2001. Expenses declined 4.1% and 6.8% in local currencies for the three and nine months ended September 30, 2002. Reported US dollar operating expenses were increased approximately $6 million during the three and nine months ended September 30, 2002, as compared to the same periods last year, primarily due to the strengthening of the euro and the pound sterling against the US dollar. Total incentive compensation in the three and nine months ended September 30, 2002 was $3.0 million and $7.8 million less than the prior year period due to the overall reduction in revenues in this region. This favorable variance may reverse over the balance of the year depending on performance. As a result of adopting SFAS 142 (discussed in Note 6 to Notes to Consolidated Financial Statements), amortization expense was reduced $0.4 million and $1.1 million for the three and nine months ended September 30, 2002, respectively.

     ASIA PACIFIC

     Revenue for the Asia Pacific region decreased by $2.2 million, or 6.7%, to $30.5 million for the three months ended September 30, 2002 compared to $32.7 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, revenue was $88.7 million as compared to $89.3 million for the nine months ended September 30, 2001. The most significant revenue declines for the nine months ended
September 30, 2002, as compared to the same period last year, are attributable to Singapore, Hong Kong and Australia offset by increased revenue in Japan and Korea. Reported US dollar revenues for the three and nine months ended September 30, 2002 were increased by $1.0 million and $1.5 million, respectively, over last year primarily due to movements in exchange rates between the US dollar and Australian dollar, our most significant currency in the Asia Pacific region.

     Operating expenses for the region totaled $30.4 million for the three months ended September 30, 2002, as compared to $32.1 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, operating expenses decreased $3.2 million, or 3.4%, to $90.4 million compared to $93.6 million for the nine months ended September 30, 2001.
The reduction in operating expenses year over year is attributable to; 1) a lower level of compensation due to reduced headcount, 2) reduced incentive compensation of $0.3 million and $0.8 million for the three and nine months ended September 30, 2002, respectively, due to the reduction in revenues (this reduction in incentive compensation may reverse over the balance of the year depending on performance), and 3) the adoption of SFAS 142 (discussed in Note 6 to Notes to Consolidated Financial Statements), which reduced amortization expense by $0.5 million and $1.5 million for the three and nine months ended September 30, 2002, respectively. These declines in expenses were partially offset by increased depreciation expense on technology infrastructure and investment put into place last year during the restructuring of this region, together with additional expenses related to the growth opportunity areas of Japan, China and Korea. In addition, reported US dollar operating expenses for the three and nine months ended September 30, 2002 were increased $1.0 million and $1.2 million, respectively, primarily due to the strengthening of the Australian dollar against the US dollar.

     INVESTMENT MANAGEMENT

     Investment Management revenue totaled $35.0 million for the three months ended September 30, 2002 compared to $35.9 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, revenues totaled $76.2 million a 4.9% decrease from $80.1 million for the same period 2001. The reduction in equity earnings during the first nine months of 2002, as compared to 2001, is partially due to the first quarter of 2001 including a one-time gain from our disposition of our investment in LaSalle Hotel Properties. The third quarter of 2001 included an incentive fee of $14.4 million related to the disposition of a hotel co-investment. Conversely, the third quarter of 2002 includes incentive fees of $11.8 million. In addition, reported US dollar revenues for the three and nine months ended September 30, 2002 were increased by $1.0 million primarily due to the strengthening of the euro and pound sterling against the US dollar.

     Operating expenses totaled $23.9 million for the three months ended September 30, 2002, as compared with $23.0 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, operating expenses decreased $1.3 million, or 2.1%, to $61.6 million from $62.9 million for the nine months ended September 30, 2001. Compensation expense increased slightly as staffing increased to support new fund activity. Incentive compensation for the three and nine months ended September 30, 2002 increased $3.7 million and $3.2 million, respectively, over the same periods last year due to incentive compensation tied to specific co-investment incentive fees. Excluding this, variable incentive compensation is in line for the third quarter and first nine months of 2002 as compared to the same periods last year. A $2.0 million reduction in bad debt reserves related to the partial reversal of a reserve, originally established in 1995 for a receivable due from Diverse Real Estate Holdings Limited Partnership ("Diverse"), favorably impacted operating expenses for the quarter. As discussed in Note 14 to Notes to Consolidated Financial Statements in our most recent 10-K filing, the Chairman of the Board of Directors holds a 19.8% limited partnership interest in Diverse. The underlying collateral security for this receivable was significantly enhanced in the current quarter. In addition, reported US dollar operating expenses for the three and nine months ended September 30, 2002 were increased $0.8 million and $0.9 million, respectively, primarily due to the strengthening of the euro and pound sterling against the US dollar. The adoption of SFAS 142 (discussed in Note 6 to Notes to Consolidated Financial Statements) reduced amortization expense by $0.3 and $1.1 million for the three and nine months ended September 30, 2002, respectively.


PERFORMANCE OUTLOOK

     Our previous earnings per share guidance, including the impact of our expansion in New York, of $1.50 to $1.55 assumed a slow worldwide economy through the third quarter of this year with a modest economic recovery in the fourth quarter. Given the continued weakness in the world economic environment, we now believe that the fourth quarter, which is the highest revenue and highest margin quarter will not perform at our previously expected levels. Therefore, we are lowering our earnings guidance including New York, to $1.00 to $1.20, with the broad range reflecting the uncertain decision-making behaviors of clients as they respond to the challenges of the environment.

CONSOLIDATED CASH FLOWS

     CASH FLOWS PROVIDED BY/USED IN OPERATING ACTIVITIES

     During the nine months ended September 30, 2002 cash flows provided by operating activities totaled $20.2 million as compared to cash flows used of $13.7 million during the nine months ended September 30, 2001. The cash flows provided by operating activities for the nine months ended
September 30, 2002 can be further divided into cash generated from operations of $50.3 million (compared to $57.4 million generated in 2001) and cash used in balance sheet movements (primarily working capital management) of $30.0 million (compared to a use of $71.1 million in 2001).

The decrease in cash used in working capital primarily represents higher incentive compensation accrued at December of 2000 and paid in the first three months of 2001 as compared to amounts accrued in December of 2001 and paid in the first quarter of 2002. The higher level of incentive compensation accrued at December 2000 was a result of the strong performance during 2000. Partially offsetting this reduction in cash used in working capital is lower incentive compensation accruals in the first nine months of 2002 as compared to the same period of 2001, which have reduced accrued liabilities in 2002, and resulted in a smaller source of cash. Also partially offsetting the reduction in cash used in working capital are payments of $28.8 million in restructuring charges, which were accrued in the latter half of 2001.

     CASH FLOWS USED IN INVESTING ACTIVITIES

     We used $20.7 million in investing activities during the nine months ended September 30, 2002, as compared to $12.7 million used during the nine months ended September 30, 2001. The primary driver of this change is the sale of our investment in LaSalle Hotel Properties in the first quarter of 2001, which generated $18.5 million, of which $1.6 million was a distribution of previously recorded equity earnings, and therefore is shown in the operating activities section of the Statement of Cash Flows. Also contributing to the increase in cash used in investing activities is the continued funding of co-investments. Partially offsetting the increase in cash used in 2002 is a reduction in capital additions, which have been intensely scrutinized in 2002. Additionally, in 2001 there were significant capital expenditures on improving the technology related infrastructure.

     CASH FLOWS PROVIDED BY\(USED IN) FINANCING ACTIVITIES

     Cash flows used in financing activities were $0.6 million during the nine months ended September 30, 2002, as compared to cash provided of $18.5 million during the nine months ended September 30, 2001. The need for borrowings were reduced as there was lower incentive compensation payments and share repurchases. This reduced level of borrowing has been partially offset by the repayment of debt with cash from operations.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. As of September 30, 2002, we have a $275 million revolving credit facility for working capital needs, investments and acquisitions. Under the terms of the revolving credit facility, we have the authorization to borrow up to an additional $50.0 million under local facilities. We also have outstanding the 9% Senior Euro Notes (the "Euro Notes") of euro 165 million, which mature on June 15, 2007. Beginning June 15, 2004, the Euro Notes can be redeemed, at our option, at the following redemption prices: during the twelve-month period commencing June 15, 2004 at 104.50% of principal, during the twelve-month period commencing June 15, 2005 at 102.25% of principal and commencing
June 15, 2006 and thereafter at 100.00% of principal.

     As of September 30, 2002, there was $60.1 million outstanding under the revolving credit facility, euro 165 million ($163.0 million) of borrowings outstanding under the Euro Notes and short-term borrowings (including capital lease obligations) of $15.9 million. In addition, our Australian office has a five year term loan of Australian dollar 1.3 million ($0.7 million) with a fixed interest rate of 6.98% secured by certain office improvements. The short-term borrowings are primarily borrowings by subsidiaries on various interest-bearing overdraft facilities. As of September 30, 2002, $12.6 million of the total short-term borrowings were attributable to local overdraft facilities. The increase in the reported US Dollar book value of the Euro Notes of $16.2 million in the first nine months of 2002 was solely as a result of the strengthening euro. No additional Euro Notes have been issued.

     Certain of our subsidiaries guarantee the revolving credit facility and the Euro Notes (the "Facilities"). With respect to the revolving credit facility, we must maintain a certain level of consolidated net worth and a ratio of funded debt to EBITDA. We must also meet a minimum interest coverage ratio and minimum liquidity ratio. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used during 2002 or 2001 and none were outstanding as of September 30, 2002. The effective interest rate on the Facilities was 7.3% for the nine months ended September 30, 2002 (versus an effective rate of 7.7% during the same period of 2001).

     We believe that the revolving credit facility, together with the Euro Notes, local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures, co-investment activity and authorized share repurchase.

     We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management, which would likely be negatively impacted if a substantial decrease in co-investment activity were to occur. As of September 30, 2002, there were total investments and loans of $76.6 million in 20 separate property or fund co-investments, with additional capital commitments of $120.4 million for future fundings of co-investments. With respect to certain co-investment indebtedness, we also had repayment guarantees outstanding at September 30, 2002 of $4.5 million. The $120.4 million of capital commitments includes a commitment of $120.3 million to LaSalle Investment Limited Partnership ("LILP"). We expect that LILP will draw down on our commitment over the next three to five years as it enters into new commitments. LILP is a 47.85% owned English limited partnership that is intended to be our co-investment vehicle for substantially all new co-investments. Primarily institutional investors, including a significant shareholder in Jones Lang LaSalle, hold the remaining 52.15% interest in LILP. Our investment in LILP is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements. In addition, our Chairman and certain other Directors of Jones Lang LaSalle are investors in LILP on equivalent terms to other investors. At
September 30, 2002, LILP has unfunded capital commitments of $55.6 million for future fundings of co-investments. LILP has no external debt, nor any current intention to leverage its partners' capital other than for working capital purposes.

     Our net co-investment funding for 2002 is anticipated to be between $15 million and $20 million (planned co-investment less return of capital from liquidated co-investments). For the nine months ended September 30, 2002, we have funded a net $10.3 million of co-investments.

     Capital expenditures are anticipated to be approximately $20 million for 2002, primarily for ongoing improvements to computer hardware and information systems, office renewals and expansions. As noted earlier, we continue to place significant focus and control on capital expenditures. As a result of this focus, capital expenditures for the first nine months of 2002 was $13.2 million.

     On October 30, 2002, Jones Lang LaSalle announced that the Board of Directors had approved a share repurchase program. Under the program, Jones Lang LaSalle may repurchase up 1 million shares in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. It is currently our intent that we will repurchase these shares over the next 12 months, with approximately 300,000 to be repurchased in the fourth quarter of 2002.


SEASONALITY

     Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for the Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on clients' returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which we do not have complete discretion over. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.


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

     EURO CONVERSION ISSUES

     On January 1, 1999, certain member countries of the European Union fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. For a three-and-one-half-year transition period, non-cash transactions were allowed to be denominated in either the euro or in the legacy currency. As of July 1, 2002 the euro is the sole legal tender for these countries.

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

     SHARE REPURCHASE

     On October 30, 2002, Jones Lang LaSalle announced that the Board of Directors had approved a share repurchase program. Under the program, Jones Lang LaSalle may repurchase up to 1 million shares in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET AND OTHER RISK FACTORS

     MARKET RISK

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

     .     Interest rates on borrowings.

     .     Foreign exchange risks.

     In the normal course of business we manage these risks through a variety of strategies, including the use of hedging transactions using various derivative financial instruments such as interest rate swap agreements and forward exchange contracts. We do not enter into derivative financial instruments for trading or speculative purposes.

INTEREST RATES

     We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the $275.0 million revolving multi-currency credit facility, due in September 2004, and the Senior Euro Notes of euro 165 million. The revolving credit facility bears a variable rate of interest based on market rates and the Euro Notes bear a fixed rate of 9%. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2002 or 2001, and none were outstanding as of September 30, 2002.

     The effective interest rate on our debt for the nine months ended September 30, 2002 was 7.3% as compared to a rate of 7.7% for the same period of 2001. The decrease in the effective interest rate is due to declining market interest rates partially offset by the impact of the strengthening euro on the reported US dollar value of the interest expense on the Euro Notes.

FOREIGN EXCHANGE

     Revenues outside of the United States were 58% and 62% of our total revenues for the three and nine months ended September 30, 2002, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound (21% and 22% of revenues for the three and nine months ended September 30, 2002, respectively), the euro (17% and 18% of revenues for the three and nine months ended September 30, 2002, respectively) and the Australian dollar (6% of revenues for the three and nine months ended September 30, 2002). Changes in these foreign exchange rates would have the largest impact on translating the operating profit of our international operations into US dollars.

     The British pound expenses incurred as a result of both the worldwide operational headquarters and the Europe regional headquarters being located in London act as a partial operational hedge against our translation exposure to the British pound.

     The interest on the euro 165 million of notes acts as a partial hedge against our translation exposure on our euro denominated earnings. We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loans. At September 30, 2002, we had forward exchange contracts in effect with a notional value of $121.8 million ($88.2 million on a net basis) and a market and carrying gain of
$1.1 million.   The net impact on our earnings during the nine months ended
September 30, 2002 of the unrealized gain on foreign currency contracts, offset by the loss resulting from re-measurement of foreign currency transactions, was a loss of $39,100.

DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of September 30, 2002, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and interest and foreign currency rates.


     ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, Jones Lang LaSalle carried out an evaluation, under the supervision and with the participation of the Company's management, including Christopher A. Peacock, the company's Chief Executive Officer and Lauralee E. Martin, the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Peacock and Ms. Martin concluded that Jones Lang LaSalle's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Jones Lang LaSalle's periodic SEC filings.

     There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these matters are covered by insurance. We believe the ultimate resolution of such litigation will not have a material adverse effect on our financial position, results of operations or liquidity. In 2001, a reserve was established against our exposure to an insolvent Australian insurance provider, HIH Insurance Limited. As of September 30, 2002, $1.2 million remained to cover claims. We believe this reserve is adequate to cover any remaining claims and expenses resulting from the HIH insolvency.


     ITEM 5. OTHER INFORMATION

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

     (b)  Reports on Form 8-K

           On August 23, 2002, Jones Lang LaSalle filed a Report on Form 8-K announcing the hiring of executives for its New York leasing, management and tenant representation operations.

           On September 6, 2002, Jones Lang LaSalle filed a Report on Form 8-K incorporating its September Investor Relations
      Presentation.

           On September 9, 2002, Jones Lang LaSalle filed a Report on Form 8-K announcing changes in the composition of its Board of Directors to a majority of non-employee Directors.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              JONES LANG LASALLE INCORPORATED




Dated:  October 31, 2002      BY:  /S/ LAURALEE E. MARTIN
                                   ------------------------------
                                   Lauralee E. Martin
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Authorized Officer and
                                   Principal Financial Officer)

                            CERTIFICATIONS
                            --------------

I, Christopher A. Peacock, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Jones Lang LaSalle Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:October 31, 2002

                            /s/ Christopher A. Peacock
                            -------------------------------------
                            Christopher A. Peacock,
                            President and Chief Executive Officer

                            CERTIFICATIONS
                            --------------

I, Lauralee E. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Jones Lang LaSalle Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:October 31, 2002

                            /s/ Lauralee E. Martin
                            ----------------------------
                            Lauralee E. Martin,
                            Executive Vice President and
                            Chief Financial Officer

EXHIBIT INDEX



Exhibit
Number           Description
-------          -----------

3(ii) Amended and Restated Bylaws of Jones Lang LaSalle Incorporated, dated September 6, 2002, attached hereto as Exhibit 3.1

10.1 Jones Lang LaSalle Incorporated Co-Investment Long-Term Incentive Plan, attached hereto as Exhibit 10.1.

10.2 LaSalle Investment Management Long-Term Incentive Compensation Program, attached hereto as Exhibit 10.2

99.1             Certification of Chief Executive Officer dated
                 October 31, 2002, attached hereto as Exhibit 99.1.

99.2             Certification of Chief Financial Officer dated
                 October 31, 2002, attached hereto as Exhibit 99.2.

99.3 Press release issued by Jones Lang LaSalle Incorporated on October 30, 2002, attached hereto as Exhibit 99.3.