Form 10-K
period 2002-12-31
JONES LANG LASALLE INC
filed 2003-03-06
CIK 1037976

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934

For the fiscal year
ended December 31, 2002             Commission File Number 1-13145


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

As of February 24, 2003, there were outstanding 31,016,506 shares of the Registrant's Common Stock of which 300,000 are held by a subsidiary of the Registrant. The aggregate market value of the Registrant's Common Stock outstanding, and held for non-affiliates, on February 24, 2003 was $423,375,307 based on the closing price of $13.65 per share.

Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders to be held on May 22, 2003 are incorporated by reference in
Part III of this report.

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .  18

Item 3.      Legal Proceedings. . . . . . . . . . . . . .  19

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .  19


PART II

Item 5.      Market for the Registrant's Common Equity
             and Related Stockholder Matters. . . . . . .  20

Item 6.      Selected Financial Data. . . . . . . . . . .  21

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  24

Item 7A.     Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . .  49

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  50

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . . 124


PART III

Item 10.     Directors and Executive Officers
             of the Registrant. . . . . . . . . . . . . . 124

Item 11.     Executive Compensation . . . . . . . . . . . 124

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . . 124

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . 125

Item 14.     Controls and Procedures. . . . . . . . . . . 125


PART IV

Item 15.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . . 126


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS 127


SIGNATURES and CERTIFICATIONS . . . . . . . . . . . . . . 129

                                PART I


ITEM 1.  BUSINESS

     COMPANY OVERVIEW

     Jones Lang LaSalle Incorporated ("Jones Lang LaSalle", which may be referred to as we, us, our or the Company) was incorporated in 1997, and its operations presently include the businesses previously known as LaSalle Partners (founded in 1968) and Jones Lang Wootton (founded in 1873). We are a leading provider of integrated real estate services and solutions to real estate owners, occupiers and investors around the world. We serve our clients' real estate needs locally, regionally and globally from offices in over 100 markets in 34 countries on five continents, with approximately 16,900 employees, including approximately 9,800 directly reimbursable property maintenance employees. Our breadth of services include space acquisition and disposition, facilities and property management, project and development management services, leasing, buying and selling properties, consulting and capital markets expertise. We also provide investment management on a global basis for both public and private assets through LaSalle Investment Management, our investment management business. Our services are enhanced by our strong research capabilities, our technology platforms and our strategic solutions approach with our clients.

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


     Articulating our range of services and approach to business, the Client Service Model sets forth a graphical definition of our mission:

     To deliver exceptional strategic, fully integrated services and solutions for real estate owners, occupiers and investors worldwide.

     The model describes how we serve these client segments with four broad sets of services: Corporate Solutions and Investor Services, which reflect our practical, on-the-ground real estate expertise and market knowledge, and Capital Markets and Investment Management, which incorporate the financial expertise we bring to our service offerings.

     We believe that this combination of skills and expertise sets us apart from our competitors. Consultancy practices competitors do not share our implementation capability and market awareness. Investment banking and investment management competitors possess neither our local market knowledge nor our real estate service capabilities and traditional real estate firms lack our financial skills.

     The center of the Client Service Model represents the intellectual hub of our operations. We work to distinguish ourselves in the marketplace by driving all our businesses through the prism of Global Capabilities, Innovation, Research and Technology, investing in each to secure a position of thought and market leadership in our industry. (Descriptions of the four platforms are found in the "Competitive Advantages" section of this document.)

     Strategic Solutions sit at the core of our business model. Based on our presence in and knowledge of real estate and capital markets, and supported by our investments in thought leadership, we believe that our strategic capability enables us to address not only the real estate needs of our clients but their broader business and financial goals as well. This approach helps us identify opportunities and couple strategy to our implementation and market skills to introduce effective solutions for our clients. We also believe that the ability to develop and deliver sound strategy drives our own ability to grow our business and improve our profitability.


BUSINESS SEGMENTS

     While we rely on our Client Service Model to define and pursue our mission, we manage our business along a combination of geographic and functional lines. Operations are reported as four business segments: the three geographic regions of Owner and Occupier Services ("OOS"), (i) Americas, (ii) Europe and (iii) Asia Pacific, which offer our full range of Corporate Solutions, Investor Services and Capital Markets Services, and
(iv) Investment Management, which offers investment management services on a global basis. The OOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively, "implementation services") and property management, corporate property services, project and development management services (collectively, "management services'). The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high-net-worth individuals. FOR FINANCIAL INFORMATION AND A DISCUSSION OF THE OPERATING PERFORMANCE OF EACH SEGMENT, REFER TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS PROVIDED ELSEWHERE HEREIN.


CLIENT SERVICE MODEL DELIVERY - OOS AMERICAS, EUROPE AND ASIA PACIFIC

     To address the local, regional and global needs of real estate owners and occupiers, we provide a full spectrum of integrated transaction, property and project management and corporate property services in our regional operating segments of the Americas, Europe and Asia Pacific. Services are delivered through multiple delivery teams as set forth below:

     GLOBAL CLIENT SERVICES acts as a catalyst to assist professionals across all groups as they market the multiple services of the firm to existing and prospective clients. Global Client Services also ensures that our worldwide operations work and interact at the consistently high levels our clients have grown to expect. Our twin objectives are to expand our "strategic alliance" relationships and drive consistent service. (The term "strategic alliance" is used in the real estate services industry to refer to longer-term relationships with large owners or occupiers of real estate who, in many cases, require a number of different property services.)

     STRATEGIC CONSULTING provides clients with specialized, value-added real estate consulting services and strategies in such areas as mergers and acquisitions, privatization, development and asset strategy, occupier portfolio strategy, organizational strategy and work-process design. Strategic Consulting professionals focus on translating global best practices into local real estate solutions for our clients.

     TENANT REPRESENTATION SERVICES seeks to develop strategic alliances with clients whose real estate requirements include ongoing assistance to meet real estate needs and to help clients evaluate and execute transactions to meet their occupancy requirements. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions and negotiating lease and ownership terms with third parties. We seek to help our clients lower real estate costs, minimize real estate occupancy risks, improve occupancy control and flexibility, and create more productive office environments. We employ a multi-discipline approach to develop occupancy strategies linked to our clients' core business objectives. In 2002 we completed over 3,300 tenant representation transactions involving approximately 40 million square feet.

     Compensation for Tenant Representation Services is generally determined on a negotiated fee basis. Such fees often involve performance measures related to targets set by us and our clients prior to engagement or, in the case of strategic alliances, at annual intervals thereafter. Quantitative and qualitative measurements are used to assess performance relative to these goals, and we are compensated accordingly, with incentive fees often awarded for superior performance.

     AGENCY LEASING SERVICES executes marketing and leasing programs to identify tenants and negotiate leases with terms that reflect the best interests of our clients, who are typically investors, property companies, developers or public bodies. In 2002 we completed approximately 7,900 agency leasing transactions representing approximately 76 million square feet of space.

     Agency leasing fees are typically based on a percentage of the value of the lease revenue commitment for leases consummated.

     CAPITAL MARKETS SERVICES includes institutional property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. Combining local market knowledge with our access to global capital sources, the Capital Markets Services unit provides clients with superior execution in raising capital for their real estate assets. By researching, developing and introducing innovative new financial products and strategies, our Capital Markets Services units are integral to the business development efforts of our other businesses. In 2002 we completed institutional property sales and acquisitions, debt financings and equity placements on assets and portfolios valued at approximately $18 billion.

     Capital Markets Services units are typically compensated on the basis of the value of transactions completed or securities placed. In certain circumstances, we receive retainer fees for portfolio advisory services.

     VALUATION SERVICES provides clients with professional valuation services, helping them determine accurate values for office, retail, industrial and mixed-use properties. Such services may involve valuing a single property or a worldwide portfolio of multiple property types. Valuations, which typically involve commercial property, are completed for a variety of purposes including acquisitions, dispositions, debt and equity financings, mergers and acquisitions, securities offerings and privatization initiatives. Clients include occupiers, investors and financing sources from the public and private sectors. Our valuation specialists provide valuation services to clients in nearly every developed country. During 2002 we performed over 25,000 valuations of properties with an aggregate value of approximately $178 billion.

     Compensation for valuation services is generally negotiated for each assignment based on its scale and complexity, and typically relates in part to the value of the underlying assets.

     PROPERTY MANAGEMENT SERVICES provides on-site management services to real estate investors for office, industrial, retail and specialty properties. We seek to leverage our market share and buying power to deliver superior service for clients. Our goal is to enhance our clients' property values through aggressive day-to-day management focused on maintaining high levels of occupancy and tenant satisfaction, while lowering property operating costs. During 2002 we provided on-site Property Management Services for office, retail, mixed-use and industrial properties totaling approximately 530 million square feet.

     Property management services are typically provided by an on-site general manager and staff who are supported by regional supervisory teams and central resources in such areas as training, technical and environmental services, accounting, marketing and human resources. Our property general managers assume full responsibility for property management activities, client satisfaction and financial results. They are not compensated by fees or commissions, but through a combination of base salary and performance bonus that is directly linked to results produced for clients. Increasingly, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue or occupancy objectives, or tenant satisfaction levels. Consistent with industry custom, management contract terms typically range from one to three years, but may be canceled at any time following a short notice period, usually 30 to 60 days.

     CORPORATE PROPERTY SERVICES provides comprehensive portfolio and property management ("facilities management") services to corporations and institutions that outsource the management of their occupied real estate. Properties under management range from corporate headquarters to industrial complexes. During 2002, the Corporate Property Services units provided facilities management services for approximately 205 million square feet of real estate. Our target clients typically have large portfolios (usually over one million square feet) exhibiting significant opportunities to reduce costs and improve service delivery. Performance measures are generally developed to quantify progress made toward goals and objectives set mutually with clients. Depending on client needs, the Corporate Property Services units, either alone or partnering with other business units, provide services that include portfolio planning, property management, leasing, tenant representation, acquisition, finance, disposition, project management, development management and land advisory services.

     The Corporate Property Services units are compensated on the basis of negotiated fees that are typically structured to include a base fee and a performance bonus. Performance bonus compensation is based on a quantitative evaluation of progress toward performance measures and regularly scheduled client satisfaction surveys. Corporate Property Services agreements are typically three to five years in duration but are cancelable at any time upon a short notice period, usually 30 to 60 days, as is typical in the industry.

     PROJECT AND DEVELOPMENT MANAGEMENT SERVICES units provide a variety of services, including interior build-out and conversion management, move management and strategic occupancy planning service to tenants of leased space, owners in self-occupied buildings and owners of real estate investments. Project and Development Management Service units frequently manage relocation and build-out initiatives for clients of our Property Management Services, Corporate Property Services and Tenant Representation Services units. Project and Development Management Services will also manage all aspects of development and renovation of commercial projects for our clients.

     Compensation is typically on the basis of negotiated fees. Client contracts are typically multi-year in duration and may govern a number of discrete projects, with individual projects being completed in less than one year.

INVESTMENT MANAGEMENT

     Our global investment management business operates under the name of LaSalle Investment Management. LaSalle Investment Management's strategy is shaped by three priorities: (i) developing and executing customized investment strategies that meet the specific investment objectives of each of our clients, (ii) providing superior performance for all clients and
(iii) delivering uniformly high levels of service.

     We provide real estate investment management services to institutional investors, corporations and high net-worth individuals. We seek to establish and maintain relationships with sophisticated investors who value our global platform and extensive local market knowledge. As of December 31, 2002, LaSalle Investment Management managed $23 billion of public and private real estate assets, making us one of the world's largest managers of institutional capital invested in real estate assets and securities.

     LaSalle Investment Management serves clients with a broad range of real estate investment products and services in the public and private capital markets. These products and services are designed to meet the differing strategic, risk/return and liquidity requirements of individual clients. LaSalle Investment Management offers its clients a range of investment alternatives, including private investments in multiple real estate property types (e.g., office, retail, industrial and residential), either through investment funds that LaSalle Investment Management manages or through single client account relationships ("separate accounts"). We also offer public indirect investments, primarily in publicly traded Real Estate Investment Trusts ("REITs") and other real estate equities.

     We believe the success of our investment management business comes from our fully integrated research capabilities, innovative investment strategies, global presence and local market knowledge, and a strong client focus. We maintain an extensive real estate research department whose dedicated professionals monitor real estate and capital market conditions around the world to enhance current investment decisions and identify future opportunities. In addition to drawing on public sources for information, our research department utilizes the extensive local presence of Jones Lang LaSalle professionals throughout the world to gather and disseminate proprietary insight into local market conditions.

     The investment and capital origination activities of our Investment Management business have grown increasingly global. As of December 31, 2002, 59% of LaSalle Investment Management's assets under management were invested outside the United States. We expect Investment Management activities outside the United States, both fund raising and investing, to increase as a proportion of total capital raised and invested, and we see a growing trend of cross-border capital movement. In 1999, the Monetary Authority of Singapore approved LaSalle Investment Management's application for Approved Fund Manager status. This approval marked the first major step in our plan to add to our presence in the United States and Europe by building a full-service investment management operation to serve clients from around the world with investments in the Asia Pacific region. In 2001 we built on this foundation with the placement of on-the-ground resources and capabilities in the region, activities that culminated in the closing of the Asia Recovery Fund in 2002.

     PRIVATE INVESTMENTS IN REAL ESTATE PROPERTIES. To serve our investment management clients, LaSalle Investment Management oversees the acquisition management, leasing, financing and divestiture of real estate investments across a broad range of real estate property types. LaSalle Investment Management introduced its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including six funds that invest in assets in the United States, two funds that invest in assets located in continental Europe and one fund that invests in assets in Asia Pacific. LaSalle Investment Management also maintains separate account relationships with investors for whom LaSalle Investment Management manages private real estate investments. As of December 31, 2002 LaSalle Investment Management had approximately $19 billion in assets under management in these funds and separate accounts.

     Some investors prefer to partner with investment managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest funds alongside the investments of clients' funds will continue to be an important factor in maintaining and continually improving our competitive position. We also believe that our co-investment strategy will greatly strengthen our ability to continue to raise capital for new investment funds. By creating new investment funds, and thereby increasing assets under management, we also gain the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such assets. At December 31, 2002, we had a total of $75 million of investments in, and loans to, co-investments.

     LaSalle Investment Management's operations are conducted with teams of professionals dedicated to achieving specific client objectives. LaSalle Investment Management establishes investment committees within each region whose members have specialized knowledge applicable to underlying investment strategies. These committees must approve all investment decisions for private market investments. The investment committee approval process is employed for LaSalle Investment Management's investment funds and for all separate account relationships.

     LaSalle Investment Management is generally compensated for investment management services for private equity investments based on initial capital invested, with additional fees tied to investment performance above benchmark levels. The terms of contracts vary by the form of investment vehicle involved and the type of service provided. Our investment funds have various life spans, typically ranging between five and ten years. Separate account advisory agreements generally have three year terms with "at will" termination provisions and may include compensation arrangements that are linked to the market value of the assets under management.

     INVESTMENTS IN PUBLIC EQUITY AND DEBT SECURITIES. LaSalle Investment Management also offers clients the ability to invest in separate accounts focused on public real estate equity and debt securities. LaSalle Investment Management principally invests these clients' capital in publicly traded securities of REITs and property company equities. We are also active in private placement investments in publicly traded real estate companies and in selected investments in private real estate companies seeking capital to ultimately gain access to the public markets. As of December 31, 2002 LaSalle Investment Management had approximately $4 billion of assets under management in these types of investments. LaSalle Investment Management is typically compensated by its securities investment clients on the basis of the market value of assets under management.


COMPETITIVE ADVANTAGES

     We believe that the reputation of Jones Lang LaSalle, together with our global service platform, create several competitive advantages that have established us as a leader in the real estate services and investment management industries. We believe that we are one of the few companies in the real estate industry that possess all of the following competitive advantages:

     TOTAL PERFORMANCE MANAGEMENT. To institutionalize our Relationship Orientation, we have developed Total Performance Management, a business philosophy that promotes a standard of excellence in relationships with clients and colleagues alike. While TPM draws from established practices of top-performing organizations, it is unique to Jones Lang LaSalle. Superior client service is furthered through best practices in Client Relationship Management, the practice of soliciting and acting upon regular client feedback, and recognizing each clients' definition of excellence. TPM strengthens our people through programs focused on providing clear objectives that align with the firm's strategies, as well as supporting and coaching employees as they assess and build core skills.

     RELATIONSHIP ORIENTATION. Our client-driven focus enables us to develop long-term relationships with owners and users of real estate. By developing these relationships, we are able to generate repeat business and create recurring revenue sources. In many cases we establish strategic alliances with clients whose on-going service needs mesh with our ability to deliver fully integrated real estate services across multiple business units and office locations. Our relationship focus is supported by an employee compensation system that we believe is unique in the real estate industry. Professionals are compensated through a salary and bonus plan designed to reward client relationship building, teamwork and quality performance, rather than on a commission basis, which is typical in the industry.

     FULL RANGE OF SERVICES. By offering a wide range of high quality, complementary services, we can combine our services to develop and implement real estate strategies that meet the increasingly complex needs of our clients. In addition, our cross-selling potential across geographies and product lines creates revenue sources for multiple business units within Jones Lang LaSalle.

     WORLD-CLASS RESEARCH. We invest in and rely on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy. Our Global Research Committee oversees and coordinates the activities of more than 170 research professionals who cover market and economic conditions in 36 countries around the world. Jones Lang LaSalle produces more than 100 research publications annually. Research also plays a key role in keeping colleagues throughout the organization attuned to important events and changing conditions in world markets. Dissemination of this information to colleagues is facilitated through our company-wide intranet.

     GLOBAL REACH AND CAPABILITIES. We believe we have secured an established business presence in the world's principal real estate markets, and that we can grow revenues without a substantial increase in infrastructure costs. With 111 corporate offices on five continents, we possess in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe. This geographic coverage positions us to serve our multinational clients and manage investment capital on a global basis.

     REPUTATION. Based on our industry knowledge, commissioned marketing surveys, coverage in top-tier business publications and our number of long-standing client relationships, we believe that we are widely recognized by large corporations and institutional owners and users of real estate as a provider of high quality, professional real estate and investment management services. We believe that the Jones Lang LaSalle brand and reputation for quality services represent significant advantages when we pursue new business opportunities.

     TECHNOLOGY. Based on our general industry knowledge and specific client feedback, we believe we are recognized as an industry leader in technology. We possess the capability to provide sophisticated information technology systems on a global basis to serve our clients and support our employees. For example, the purpose of Delphi+, our client extranet technology, is to provide clients with a detailed and comprehensive insight into their portfolios, the markets in which they operate and the services we provide to them. Delphi, our intranet technology, offers our employees easy access to the firm's thinking regarding our experience, skills and best practices. The combination enables us to offer individual clients not only the expertise of the specific teams that serve them, but also the collective skills and experience of a global, multi-discipline organization serving multiple industries in multiple markets.

     INNOVATION. We believe that our investments in people, research, technology and thought leadership position our firm as a leading innovator in our industry. Major research initiatives like our "World Winning Cities" program investigate emerging trends to help us anticipate future conditions and shape new services to benefit our clients. Professionals in our strategic consulting practice identify and address shifting market and business trends to address changing client needs and opportunities. Our Investment Management business relies on our comprehensive investigation of global real estate and capital markets to develop new investment products and services tailored to the specific investment goals and risk/return objectives of our clients. We believe that our commitment to innovation helps us secure and maintain profitable long-term relationships with the clients we target: the world's leading real estate owners, occupiers and investors.


INDUSTRY TRENDS

     INCREASING DEMAND FOR GLOBAL SERVICES; GLOBALIZATION OF CAPITAL FLOWS. Many corporations, both those based in the United States and in other countries, have pursued growth opportunities in international markets. This activity has increased the demand for global real estate services, including corporate property services, tenant representation and leasing and property management. We believe that this trend will favor real estate service providers with the capability to provide services -- and consistently high service levels--in multiple markets around the world. Additionally, real estate capital flows have become increasingly global, as more investors seek real estate investment opportunities beyond their existing borders. This trend has created new markets for investment managers equipped to facilitate international real estate capital flows and execute cross-border real estate transactions.

     CONSOLIDATION. The real estate services industry has experienced significant consolidation in recent years. We, as well as other large real estate service firms engaged in the property management business, believe that as a result of substantial existing infrastructure investments and the ability to spread fixed costs over a broader base of business, it is possible to recognize incrementally higher margins on property management and corporate property services assignments as the amount of square footage under management increases.

     Large users of commercial real estate services continue to demonstrate a preference to work with single-source service providers able to operate across local, regional and global markets. The ability to offer a full range of services on this scale requires significant corporate infrastructure investment, including information technology and personnel training. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments.

     GROWTH OF OUTSOURCING. In recent years, and on a global level, outsourcing of professional real estate services has increased substantially as corporations have focused corporate resources, including capital, on core competencies. In addition, public and other non-corporate users of real estate, including government agencies and health and educational institutions, have begun to outsource real estate activities as a means of reducing costs. As a result, there are significant growth opportunities for firms that can provide integrated real estate services across many geographic markets.

     ALIGNMENT OF INTERESTS OF INVESTORS AND INVESTMENT MANAGERS. Institutional investors continue to allocate significant portions of their investment capital to real estate, and many investors have shown a desire to commit their capital to investment managers willing to co-invest their own funds in specific real estate investments or real estate funds. In addition, investors are increasingly requiring that fees paid to investment managers be more closely aligned with investment performance. As a result, we believe that investment managers with co-investment capital, like LaSalle Investment Management, will have an advantage in attracting real estate investment capital. Co-investment typically brings with it the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such investments.


GROWTH STRATEGY

     We intend to capitalize on our competitive advantages, the opportunities created by our global platform and broad product and service lines, and our solutions approach to the marketplace to pursue the following growth strategy:

     EXPANDING CLIENT RELATIONSHIPS. Based on our ability to deliver high quality real estate services, we have been able to successfully leverage discrete client assignments into comprehensive relationships that engage several or all of our business groups. Current industry trends, particularly the globalization of corporate clients and the increased outsourcing of real estate services on a global basis, provide a favorable environment for us to increase the scope of our current client relationships and develop new relationships through our broad array of services. We are successfully expanding the strategic alliance approach we have applied in our Corporate Solutions unit to the rest of our business units worldwide.

     STRENGTHENING INTERNATIONAL PRESENCE. Supported by our extensive global platform, we plan to add and expand services that are well developed in particular regions and business units to our other regions and business units. In particular, we have identified markets in Asia that offer new client and product growth. We will leverage our strengths in Tenant Representation, Project and Development Management Services and Capital Markets activities to provide talent and clients to fuel that growth.

     PROVIDING CONSISTENT, HIGH QUALITY SERVICE. The objective of our Global Client Services unit is to ensure that worldwide operations work and interact at the consistently high levels our clients have come to expect. Through the delivery of consistent high quality service, we aim to expand current client relationships, grow our business organically and further strengthen our brand and reputation.

     PURSUING CO-INVESTMENT OPPORTUNITIES. We believe that an important growth driver of our business is our ability to co-invest our funds alongside those of clients. Some investors continue to favor investment managers who co-invest their own funds in newly formed investment vehicles in order to more closely align the interests of the investor and the investment manager. Also, by creating new investment funds, and thereby increasing our assets under management, we also gain the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such assets.

     CONTINUING TO DEVELOP TECHNOLOGY. Our technology strategy is to provide truly integrated, high value added information and tools to our clients and employees worldwide by using proven technology architecture and advancing innovative technology solutions.


EMPLOYEES

     The goal of our TPM program is to instill in all of our people an unyielding commitment to be the best: the real estate advisor our clients want to work with and the employer of choice in our industry. Our objective is to invest in and continue to attract, motivate and retain the best people. The following table details our headcount at December 31, 2002 and 2001:

                                                  2002       2001
                                                 ------     ------
     Professional . . . . . . . . . . . . . .     5,600      5,600
     Support. . . . . . . . . . . . . . . . .     1,500      1,600
                                                 ------     ------
                                                  7,100      7,200

     Directly reimbursable property
       maintenance. . . . . . . . . . . . . .     9,800      9,500

     Total Employees. . . . . . . . . . . . .    16,900     16,700
                                                 ======     ======

     Directly reimbursable project
       management employees included as
       professionals above. . . . . . . . . .     1,100        900

The directly reimbursable project management employees work with clients which have a contracted fee structure including a fixed management fee as well as a separate component, which allows for scheduled reimbursable personnel and other expenses to be billed directly to the client. Approximately 4,300 and 4,600 of our professional and support staff in 2002 and 2001, respectively, were based in countries other than the United States. Approximately 6,800 and 6,700 of our directly reimbursable property maintenance workers in 2002 and 2001, respectively, were based in countries other than the United States. None of our employees are members of any labor union with the exception of approximately 560 of our directly reimbursable property maintenance employees. We have generally had satisfactory relations with our employees.


COMPANY WEBSITE

     Jones Lang LaSalle's website address is www.joneslanglasalle.com and we make available free of charge through our website our form 10K, 10-Qs, 8-Ks and amendments thereto as soon as reasonably practicable after electronic filing with the Securities and Exchange Commission. The Company's Code of Business Ethics applies to all employees of the Company, including our Chief Executive Officer, Chief Financial Officer and Global Controller, and can be found in the Company section on the Jones Lang LaSalle website. In addition, the Company intends to satisfy the amendment and waiver disclosure requirements under Item 10 of Form 8-K by posting any such amendment of or waiver to the Code of Business Ethics on the Company website.

RISKS TO OUR BUSINESS

     GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS CAN HAVE A NEGATIVE IMPACT ON OUR BUSINESS. We have recently experienced, and can expect in the future, to be negatively impacted by periods of economic slowdown or recession and declines in the demand for real estate. This has been evidenced by our performance over the course of the last couple of years. The real estate market tends to be cyclical and related to the condition of the economy as a whole or, at least, to the perceptions of investors and users as to the economic outlook. For example, corporations may be hesitant to expand space or enter into long-term commitments if they are concerned with the economic environment. Negative economic conditions and declines in the demand for real estate in several markets or in significant markets could have a material adverse effect on our business, results of operations and financial condition, including as a result of the following factors:

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

     THE INTERNATIONAL SCOPE OF OUR OPERATIONS, AND OUR OPERATIONS IN PARTICULAR REGIONS AND COUNTRIES, INVOLVE A NUMBER OF RISKS FOR OUR BUSINESS. The fact that we operate in 33 countries presents risks for our business in a number of ways. If the risks, including the following, associated with the international scope of our operations and our operations in particular regions and countries cannot be or are not successfully managed, our business, operating results and financial condition could be materially and adversely affected.

..    DIFFICULTIES AND COSTS OF STAFFING AND MANAGING INTERNATIONAL
OPERATIONS

     The coordination and management of international operations poses additional costs and difficulties. We must manage operations in many time zones and involving people with language and cultural differences. Our success depends on finding and retaining people capable of effectively dealing with these challenges. We have committed resources to effectively coordinate our business activities around the world to meet our clients' needs, whether they be local, regional or global. When addressing staffing in connection with a restructuring of our organization or a downturn in economic conditions or activity we must take into account the employment laws of the countries in which actions are contemplated, which in some cases can result in significant costs and/or time delay in implementing headcount reductions. Our ability to manage such operational fluctuations and to maintain adequate long-term strategies in the face of such developments will be critical to our continued growth and profitability.

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

     Additionally, although we operate globally, we report our results in U.S. dollars and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro, the pound sterling and the Australian dollar, each a currency used in a significant portion of our operations, weakened significantly against the U.S. dollar in 2000 and 2001 but significantly strengthened in 2002. For the year ended December 31, 2002, on an adjusted basis excluding non-recurring charges, 49% of our adjusted operating income was attributable to operations with U.S. dollars as their functional currency, and 51% was attributable to operations having other functional currencies. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the US dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

     We are authorized to use currency-hedging instruments, including foreign currency forward contracts, purchased currency options and borrowings in foreign currency. There can be no assurance that such hedging will be effective, and an ineffective hedging instrument may expose us to currency losses.

The following table sets forth the revenues derived from our most significant currencies (based upon 2002 revenues). The euro revenues include our businesses in France, Germany, Italy, Ireland, Spain, Portugal, Holland, Belgium and Luxembourg.

            MOST SIGNIFICANT CURRENCIES ON A REVENUE BASIS

                                           2002          2001
                                          ------        ------
           United States Dollar            331.7         378.3
           United Kingdom Pound            184.3         189.3
           Euro                            145.2         164.0
           Australian Dollar                48.9          50.8
           Other currencies                130.3         123.0
                                          ------        ------
           Total Revenues                  840.4         905.4
                                          ======        ======

..    POTENTIALLY ADVERSE TAX CONSEQUENCES

     Moving funds between countries can produce adverse tax consequences in the countries from which and to which funds are transferred as well as in other countries, such as the United States, in which we have operations. Additionally, as our operations are global, we face challenges in effectively gaining a tax benefit for costs incurred in one country which benefit our operations in other countries.

..    BURDEN OF COMPLYING WITH MULTIPLE AND POTENTIALLY CONFLICTING LAWS
     AND REGULATIONS AND DEALING WITH CHANGES IN LEGAL AND REGULATORY
     REQUIREMENTS

     We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents challenges. As an example, in the United Kingdom, the Financial Services Authority (FSA) regulates the conduct of investment businesses and the Royal Institute of Chartered Surveyors (RICS) regulates the profession of Chartered Surveyors, which is the professional qualification required for certain of the services provided in the United Kingdom, through upholding standards of competence and conduct. Additionally, changes in legal and regulatory requirements can impact our ability to engage in business in certain jurisdictions or increase the cost of doing so.

..    GREATER DIFFICULTY IN COLLECTING ACCOUNTS RECEIVABLE IN CERTAIN
     COUNTRIES AND REGIONS

     We face challenges to our ability to efficiently and/or effectively collect accounts receivable in certain countries and regions. For example, in Asia, many countries have underdeveloped insolvency laws and clients often are slow to pay, and in Europe, clients in some countries, particularly Spain, Italy and France, also tend to delay payments reflecting a different business culture.

..    POLITICAL AND ECONOMIC INSTABILITY

     We operate in 34 countries with varying degrees of political and economic stability. For example, certain Asian, Eastern European and South American countries have experienced serious political and economic instability within the last few years and such instability will likely continue to arise from time to time in countries in which we have operations.

     REAL ESTATE SERVICES MARKETS ARE HIGHLY COMPETITIVE. We provide a broad range of commercial real estate services and there is significant competition, on an international, regional and local level with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms and companies bringing their real estate services in-house (any of which may be a global, regional or local firm). Many of our competitors are local or regional firms, which although substantially smaller in overall size may be larger in a specific local or regional market.

     We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements are cancelable by the client for any reason on as little as 30 to 60 days' notice, as is typical in the industry. In this competitive market if we are unable to maintain these relationships or we are otherwise unable to retain existing clients and develop new clients, our business, results of operations and financial condition will be materially adversely affected.

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

..    We will have fluctuations in earnings and cash flow as we recognize gains or losses, and receive cash, upon the disposition of investments, the timing of which in many cases is not completely in our control.

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

     WE HAVE INDEBTEDNESS THAT COULD IMPEDE OUR OPERATIONS AND FLEXIBILITY.

At December 31, 2002, we had $215.0 million of indebtedness on a consolidated basis. We have borrowed through a euro 165 million 9.0% Senior Euro Notes offering and a $275 million revolving credit facility. Our average outstanding borrowings under the Euro Notes and revolving credit facility were $230.8 million during 2002, and the effective interest rate was 7.3%.

     We need approximately $17.5 million annually to make required interest payments on our Euro Notes and the outstanding portion of our revolving credit facility. The Euro Notes have a fixed rate of interest and the revolving credit facility has a variable rate based on the market, plus a margin. The variable rate and margin features of the revolving credit facility could result in higher borrowing costs if market interest rates or the margin rise. An increase of 50 basis points in the 2002 average interest rate on the revolving credit facility would have resulted in a $370,000 increase in our borrowing cost.

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

The Stockholder Agreements and the DEL Stockholder Agreements require each of the parties thereto to vote all shares of Jones Lang LaSalle common stock owned or controlled by such stockholder:

     . for persons nominated by the our board of directors pursuant to the amended bylaws; and

     . in accordance with the recommendations of a majority of our directors on all matters (1) submitted to the vote of the stockholders of Jones Lang LaSalle which have been proposed by any stockholder as to which the board of directors has recommended against approving and (2) relating to any merger, sale of all or substantially all of our assets, or any similar transactions as to which the board of directors has recommended against approving.

     Additionally, the Stockholder Agreements and DEL Stockholder Agreements require the persons bound by them to take reasonable actions to assure that they do not transfer shares to a person, which is, or would as a result of the transfer become, the owner of 5% or more of the outstanding Jones Lang LaSalle common stock. This requirement does not apply to the extent shares are sold in accordance with certain securities regulations. As a result, during the term of the Stockholder Agreements and the DEL Stockholder Agreements, as long as persons who hold a significant number of our issued and outstanding common stock continue to be bound by these agreements, the board of directors recommendations regarding director nominees to the board, sale or merger transactions and all stockholder proposals will have the benefit of these provisions. The Stockholder Agreements are scheduled to terminate the earlier of (i) the first business day immediately following the 2003 annual meeting of shareholders, (ii) June 1, 2003 or (iii) such date as may be agreed between the Company and the stockholder party to the Stockholder Agreement. The persons bound by the Stockholder Agreements and DEL Stockholder Agreements hold, as of February 15, 2003, approximately 20% of the issued and outstanding shares of Jones Lang LaSalle common stock.

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

     CLAIMS AND INVESTIGATIONS. Substantial legal liability or a significant regulatory action against Jones Lang LaSalle could have a material adverse financial effect or cause significant reputational harm to the Company, which in turn could seriously harm our business prospects. We generally provide our services under contracts and in many cases subject to regulatory and fiduciary obligations. We face legal and reputational risks in the event we do not, or are perceived to have not performed under those contracts or in accordance with those regulations or obligations and the precautions we take to prevent these types of occurrences may not be effective in all cases.

     INFRASTRUCTURE DISRUPTIONS. Our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by Jones Lang LaSalle or third parties with which we conduct business. These disruptions may occur, for example, as a result of events that affect only the buildings in which we operate or of such third parties, or as a result of events with a broader impact on the cities where those buildings are located. Nearly all of our employees in our primary locations, including Chicago, London, Singapore and Sydney, work in close proximity to each other, in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel.

     SYSTEMS. Our business is highly dependent on our ability to process transactions across numerous and diverse markets in many currencies. If any of our financial, accounting or other data processing systems do not operate properly or are disabled, we could suffer a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings.



ITEM 2.  PROPERTIES

     Our principal holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 100,000 square feet of office space pursuant to a lease that expires in February 2006. Our principal operational headquarters are located at 22 Hanover Square, London, England where approximately 83,000 square feet are leased under a lease expiring in December 2008. Regional headquarters are located in Chicago, London and Singapore. We have 111 local offices worldwide located in most major cities and metropolitan areas as follows: 31 offices in 5 countries in the Americas (including 23 in the United States), 50 offices in 17 countries in Europe and 30 offices in 12 countries in Asia Pacific. Our offices are each leased pursuant to agreements with terms ranging from month-to-month to ten years. In addition, we have on-site property and other offices located throughout the world. On-site property management offices are generally located within properties that we manage and are provided without cost.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has contingent liabilities from various pending claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these matters are covered by insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation, will not have a material adverse effect on our financial position, results of operations or liquidity.

     On November 8, 2002, Bank One N.A. ("Bank One") filed suit against the Company and certain of its subsidiaries in the Circuit Court of Cook County, Illinois with regard to services provided in 1999 and 2000 pursuant to three different agreements relating to facility management, project development and broker services. The suit generally alleges negligence, breach of contract and breach of fiduciary duty on the part of Jones Lang LaSalle and seeks to recover a total of $40 million in compensatory damages and $80 million in punitive damages. The Company is aggressively defending the suit and on December 16, 2002 filed a counterclaim for breach of contract seeking payment of approximately $1.2 million for fees due for services provided under the agreements. While there can be no assurance, the Company believes that the complaint is without merit and, as such, will not have a material adverse impact on our financial position, results of operations, or liquidity. The suits are in their early stages. As of the date of this report, discovery is just beginning and no trial date has been set. As such, the outcome of Bank One's suit cannot be predicted with any certainty and management is unable to estimate an amount or range of potential loss that could result if an improbable unfavorable outcome did occur.

     In the third quarter of 2001 we established a reserve of $1.6 million which we believe is adequate to cover our exposures resulting from the insolvency of HIH Insurance Ltd. ("HIH"), one of our former insurance providers. HIH provided public liability coverage to the Australian operations of JLW for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring at properties for which we had property management responsibilities. As of December 31, 2002, $1.1 million of the reserve established remained to cover claims which would have been covered by the insurance provided by HIH. Although there can be no assurance, we believe this reserve is adequate to cover any remaining claims and expenses resulting from the HIH insolvency. Due to the nature of the claims covered by this insurance, it is possible that future claims may be made.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Jones Lang LaSalle's stockholders during the fourth quarter of 2002.

                                PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Our Common Stock is listed for trading on the New York Stock Exchange under the symbol "JLL."

     As of January 31, 2003, there were approximately 2,400 beneficial holders of our Common Stock.

     The following table sets forth the high and low sale prices of our Common Stock as reported on the New York Stock Exchange.

2002                                                 High        Low
                                                    ------      ------
  First Quarter . . . . . . . . . . . . . . . .     $22.85      $16.74
  Second Quarter. . . . . . . . . . . . . . . .     $24.80      $21.75
  Third Quarter . . . . . . . . . . . . . . . .     $24.70      $18.60
  Fourth Quarter. . . . . . . . . . . . . . . .     $21.49      $14.04

2001                                                 High        Low
                                                    ------      ------
  First Quarter . . . . . . . . . . . . . . . .     $16.24      $12.20
  Second Quarter. . . . . . . . . . . . . . . .     $14.05      $12.25
  Third Quarter . . . . . . . . . . . . . . . .     $15.65      $12.50
  Fourth Quarter. . . . . . . . . . . . . . . .     $18.20      $13.25


     We have not paid cash dividends on our common stock to date. We intend to retain our earnings to support the expansion of the business and continue to pay down debt levels. Any payment of future dividends and the amounts thereof will be at the discretion of the Board of Directors and will depend upon our financial condition, earnings and other factors deemed relevant by the Board of Directors.


TRANSFER AGENT
Mellon Investor Services LLC
85 Challenger Road
Ridgefield Park, NJ  07760

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)

     The following table sets forth our summary historical consolidated financial data.  The information should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and
Analysis of Financial Condition and Results of Operations" included elsewhere herein.
                                                                 Year Ended December 31,
                                               ---------------------------------------------------------

                                                    2002        2001       2000       1999       1998
                                                 ----------  ---------- ---------- ---------- ----------
                                                          (in thousands, except share data)
Statement of Operations Data:
  Total revenue (1) . . . . . . . . . . . . . . .$  840,429     905,449    942,524    755,439    304,464
                                                 ----------   --------- ----------  --------- ----------
 Operating income (loss). . . . . . . . . . . . .    54,695      12,959      6,403    (71,303)    37,842
 Interest expense . . . . . . . . . . . . . . . .    17,024      20,156     27,182     18,211      4,153
                                                 ----------   --------- ----------  --------- ----------
 Earnings (loss) before provision for
  income taxes and minority interest. . . . . . .    37,671      (7,197)   (20,779)   (89,514)    33,689
 Net provision for income taxes . . . . . . . . .    11,037       7,986     22,053      5,328     13,224

 Minority interest in earnings (losses)
  of subsidiaries . . . . . . . . . . . . . . . .       711         228        (21)     --         --
                                                 ----------   --------- ----------  --------- ----------
 Earnings (loss) before extraordinary item
  and cumulative effect of change in
  accounting principle. . . . . . . . . . . . . .    25,923     (15,411)   (42,811)   (94,842)    20,465
 Extraordinary gain on the acquisition of
  minority interest, net of tax (2) . . . . . . .       341       --         --         --         --
 Cumulative effect of change in
  accounting principle. . . . . . . . . . . . . .       846       --       (14,249)     --         --
                                                 ----------   --------- ----------  --------- ----------
 Net earnings (loss). . . . . . . . . . . . . . .$   27,110     (15,411)   (57,060)   (94,842)    20,465
                                                 ==========   ========= ========== ========== ==========

 Basic earnings (loss) per common share
  before extraordinary item and cumulative
  effect of change in accounting principle. . . .$     0.85       (0.51)     (1.72)     (4.20)      1.26
 Extraordinary gain on the acquisition of
  minority interest, net of tax (2) . . . . . . .      0.01       --         --         --         --
 Cumulative effect of change in
  accounting principle. . . . . . . . . . . . . .      0.03       --         (0.58)     --         --
                                                 ----------  ---------- ---------- ---------- ----------
 Basic earnings (loss) per common share . . . . .$     0.89       (0.51)     (2.30)     (4.20)      1.26
                                                 ==========  ========== ==========  ========= ==========

 Basic weighted average shares outstanding. . . .30,486,842  30,016,122 24,851,823 22,607,350 16,215,478
                                                 ==========  ========== ========== ========== ==========




                                                                 Year Ended December 31,
                                              ----------------------------------------------------------

                                                   2002         2001       2000       1999       1998
                                                -----------  ---------- ---------- ---------- ----------
                                                          (in thousands, except share data)
 Diluted earnings (loss) per common share
  before extraordinary item and cumulative
  effect of change in accounting principle. . . .$      0.81      (0.51)     (1.72)     (4.20)      1.25
 Extraordinary gain on the acquisition of
  minority interest, net of tax (2) . . . . . . .      0.01       --         --         --         --
 Cumulative effect of change in
  accounting principle. . . . . . . . . . . . . .      0.03       --         (0.58)     --         --
                                                -----------  ---------- ---------- ---------- ----------
 Diluted earnings (loss) per common share . . . .$      0.85      (0.51)     (2.30)     (4.20)      1.25
                                                ===========  ========== ========== ========== ==========

 Diluted weighted average shares outstanding. . .31,854,397  30,016,122 24,851,823 22,607,350 16,387,721
                                                ===========  ========== ========== ========== ==========

Other Data:
EBITDA (3). . . . . . . . . . . . . . . . . . . .$    90,722     59,767     49,433    (34,627)    51,297
Ratio of earnings to fixed charges (4). . . . . .      2.06X       0.80X      0.19X     --          5.54X
                                                ===========  ========== ========== ==========  =========

Cash flows provided by (used in):
   Operating activities . . . . . . . . . . . . .$    68,369     54,103    140,340    (18,227)    23,000

   Investing activities . . . . . . . . . . . . .$   (26,340)   (32,549)   (66,590)   (80,867)  (239,096)

   Financing activities . . . . . . . . . . . . .$   (38,821)   (29,951)   (78,215)   105,461    202,377

Investments under management (5). . . . . . . . .$23,200,000 22,200,000 22,500,000 21,500,000 14,200,000

Total square feet under management (6). . . . . .   735,000     725,000    700,000    700,000    400,500
                                                ===========  ========== ==========  ========== =========

Balance Sheet Data:
 Cash and cash equivalents. . . . . . . . . . . .$    13,654     10,446     18,843     23,308     16,941

 Total assets . . . . . . . . . . . . . . . . . .   852,516     835,727    914,045    924,800    490,921

 Total debt . . . . . . . . . . . . . . . . . . .   215,008     222,886    249,947    322,386    202,923

 Total liabilities. . . . . . . . . . . . . . . .   485,558     521,346    581,707    600,864    321,349

 Total stockholders' equity . . . . . . . . . . .   366,958     314,381    332,338    323,936    169,572



(1) Certain prior year amounts were reclassified to conform with current presentation.

     Beginning in January 2002, we began accounting for the revenues of our Strategic Consulting unit on a gross basis, as opposed to netting these revenues into expenses. These revenues amounted to $10.4 million and $9.2 million for the years ended December 31, 2001 and 2000, respectively. The Strategic Consulting business unit was created in 2000, therefore no reclassifications have been made for the years ended December 31, 1999 and 1998.

     Beginning in December 2002, pursuant to the FASB's Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", we have reclassified reimbursements received for out-of-pocket expenses to revenues in the income statement, as opposed to being shown as a reduction of expenses. These out-of-pocket expenses amounted to $2.9 million, $4.0 million and $3.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Out-of-pocket expenses were not available for the years ended December 31, 1999 and 1998 given that it was necessary to reconfigure our reporting systems to separate these costs, therefore no reclassification has been made for these years.

     Beginning in December 2002, we have reclassified as revenue our recovery of indirect costs related to our management services business, as opposed to being classified as a reduction of expenses in the income statement. This recovery of indirect costs for the years ended December 31, 2002, 2001 and 2000 totaled $9.7 million, $9.3 million and $7.3 million, respectively. The amounts related to recovery of indirect costs in our management services business were not available for the years ended December 31, 1999 and 1998 given that it was necessary to reconfigure our reporting systems to separate these costs, therefore no reclassification has been made for these years.

(2) In December 2002, we exercised our option to purchase the remaining 45% interest in the joint venture company Jones Lang LaSalle Asset Management Services, which exclusively provides asset management services for all Skandia Life properties in Sweden. The purchase price was below the fair value of the assets acquired, resulting in an after-tax extraordinary gain of $341,000.

(3) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization and excludes Minority Interests in EBITDA. EBITDA also excludes the cumulative effects of changes in accounting principles and the extraordinary item. We believe that EBITDA is useful to investors as a measure of operating performance, cash generation and ability to service debt. EBITDA is also used in the calculations of certain covenants related to our revolving credit facility. However, EBITDA should not be considered as an alternative either to: (i) net earnings (determined in accordance with GAAP);
     (ii) operating cash flow (determined in accordance with GAAP); or
     (iii) liquidity.

(4) For purposes of computing the ratio of earnings to fixed charges, earnings represents net earnings (loss) before income taxes plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortization of debt discount and financing costs, capitalized interest and one-third of rental expense which we believe is representative of the interest component of rental expense. Due to the merger related non-recurring charges, earnings were insufficient to cover fixed charges by $89.5 million for the year ended December 31, 1999.

(5) Investments under management represent the aggregate fair market value or cost basis (where an appraisal is not available) of assets managed by our Investment Management segment as of the end of the periods reflected.

(6) Represents the total square footage of properties for which we provided property management and leasing or corporate property services as of the end of the periods reflected.


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

     Management's Discussion and Analysis is presented in five sections. The first section is a summary of our critical accounting policies and estimates. The second section discusses certain items affecting the comparability of results and certain market and other risks that we face. The third section analyzes the Results of our Operations, first on a consolidated basis and then for each of our business segments. The final two sections address Consolidated Cash Flows and Liquidity and Capital Resources.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends.

The preparation of our financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. These accounting estimates are based on management's judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. However, the amounts we may ultimately realize could differ from such estimated amounts.

     REVENUE RECOGNITION - We recognize advisory and management fees in the period in which we perform the service. Transaction commissions are recognized as income when we provide the service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies are satisfied. Development management fees are generally recognized as billed, which we believe approximates the percentage of completion method of accounting. Incentive fees are generally tied to some form of contractual milestone and are recorded in accordance with the specific terms of the underlying compensation agreement. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB 101. We implemented SAB 101 in 2000 and this is discussed more fully in Note 17 to Notes to Consolidated Financial Statements.

     In certain of our businesses, primarily those involving management services, we are reimbursed by our clients for expenses that are incurred on their behalf. The treatment of reimbursable expenses for financial reporting purposes is based upon the fee structure of the underlying contracts. A contract that provides a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such, is reported on a gross basis. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. When the fee structure is comprised of at least two distinct elements: the fixed management fee and a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client, we will account for the contract on a net basis. This means we include the fixed management fee in reported revenues and we net the reimbursement against expenses. This characterization is based on the following factors: (i) the property owner generally has authority over hiring practices and the approval of payroll prior to payment by Jones Lang LaSalle; (ii) Jones Lang LaSalle is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) Jones Lang LaSalle generally earns no margin in the arrangement, obtaining reimbursement only for actual cost incurred. The majority of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated approximately $360 million in 2002. Prior year comparative information is not available given that it was necessary to reconfigure our reporting systems in 2002 as our global systems did not separate these costs.

     ACCOUNTS RECEIVABLE. We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. This estimate is also based on historical experience, combined with a careful review of current developments and with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables. These reserves are then reviewed on a quarterly basis by regional and global management to ensure that they are appropriate. As part of this review, a range of potential reserves is developed on a consistent formulaic basis. Over the last two years we have placed considerable focus on working capital management and in particular, collecting our receivables on a more timely basis. As we are successful in doing this, the range of potential reserves is narrowing. We would normally expect that the allowance would fall within this range. The table below sets out certain information regarding our accounts receivable, allowance for uncollectible accounts receivable, range of possible allowance and the bad debt expense we incurred by segment for the last three years (in millions).

                     Accounts  Allowance
                    Receivable for Uncol-
           Gross     More Than  lectible                      Bad
          Accounts   90 Days    Accounts  Maximum   Minimum   Debt
         Receivable  Past Due  ReceivableAllowance Allowance Expense
         ---------- ---------- ------------------- --------- -------

December 31,
2002
------------
Americas
  OOS . . .   76.9        1.6        1.4      1.5       0.8     1.1
Europe OOS.   78.4        2.9        2.1      2.5       1.3     0.4
Asia
  Pacific
  OOS . . .   32.8        2.6        1.5      2.4       1.2     1.3
Investment
  Manage-
  ment. . .   44.4        0.5         --      0.5       0.2    (0.5)
             -----      -----      -----    -----     -----   -----
Consoli-
  dated . .  232.5        7.6        5.0      6.9       3.5     2.3
             =====      =====      =====    =====     =====   =====


December 31,
2001
------------
Americas
  OOS . . .   74.4        1.9        1.2      1.3       0.6     5.7
Europe OOS.   91.4        3.3        2.9      2.9       1.4     1.3
Asia
  Pacific
  OOS . . .   36.6        3.0        1.2      2.7       1.4     1.3
Investment
  Manage-
  ment. . .   26.1        0.5        0.6      0.4       0.2      --
             -----      -----      -----    -----     -----   -----
Consoli-
  dated . .  228.5        8.7        5.9      7.3       3.6     8.3
             =====      =====      =====    =====     =====   =====


December 31,
2000
------------
Americas
  OOS . . .   96.5        3.4        3.1      3.1       1.8     2.4
Europe OOS.   99.7        7.2        4.3      6.4       3.2     1.7
Asia
  Pacific
  OOS . . .   32.7        4.1        1.0      3.1       1.5     1.3
Investment
  Manage-
  ment. . .   24.2        0.2        0.4      0.2       0.1      --
             -----      -----      -----    -----     -----   -----
Consoli-
  dated . .  253.1       14.9        8.8     12.8       6.6     5.4
             =====      =====      =====    =====     =====   =====

     We would note that included in the $5.7 million bad debt expense for the Americas OOS segment in 2001 is a charge of $3.9 million for unrecoverable receivables from technology related clients.

     PERIODIC ACCOUNTING FOR INCENTIVE COMPENSATION - An important part of our overall compensation package is incentive compensation, which is typically paid out to our employees in the first quarter of the year after it is earned. In our interim financial statements we accrue for incentive compensation based on the percentage of revenue and compensation costs recorded to date relative to forecasted revenue and compensation costs for the full year as substantially all incentive compensation pools are based upon revenues and profits. The impact of this incentive compensation accrual methodology is that we accrue very little incentive compensation in the first six months of the year, with the majority of our incentive compensation accrued in the second half of the year, particularly in the fourth quarter. We exclude from the standard accrual methodology incentive compensation pools that are not subject to the normal performance criteria. These pools are accrued for on a straight-line basis.

     As discussed in Note 13 to Notes to Consolidated Financial Statements, we have a stock ownership program for certain of our senior employees pursuant to which they receive a portion of their annual incentive compensation in the form of restricted stock units of our common stock. These restricted shares vest 50% at 18 months from the date of grant (January of the following year to which the restricted stock relates) and 50% vest at 30 months from the date of grant. The related compensation cost is amortized to expense over the service period. The service period consists of the 12 months of the year to which payment of the restricted stock relates, plus the periods over which the shares vest. In 2002, we expanded the population of employees who qualify for the program as part of our goal of broadening employee stock ownership. In addition, the program for 2002 was amended to enable employees, who currently own certain minimum levels of our stock, to elect not to participate in the 2002 program.
Given that individual incentive compensation awards are not finalized until after year-end, we must estimate the portion of the overall incentive compensation pool that will qualify for this program. This estimation factors in the performance of the Company and individual business units, together with the target bonuses for qualified individuals. Given that the majority of our incentive compensation is accrued in the fourth quarter, we do not estimate and account for the current year impact of this program until the fourth quarter (i.e. the enhancement, the deferral and the related amortization).

     The table below sets out certain information regarding this stock ownership program and related incentive compensation deferral and expense for the last three years (in thousands, except employee data).

                                               December 31,
                                      ----------------------------
                                         2002      2001     2000
                                       --------  -------- --------
Number of employees qualified for
  the stock ownership program . . . . .     700       200      200

Current year incentive compensation
  deferred net of current year
  amortization  . . . . . . . . . . . .  (5,039)   (2,910)  (4,458)


Compensation expense amortization
  recognized with regard to the
  current year stock ownership
  program . . . . . . . . . . . . . . .   3,832     1,895    3,134

Compensation expense amortization
  recognized with regard to the
  prior years stock ownership
  programs. . . . . . . . . . . . . . .   4,843     4,917    1,987
                                       --------  -------- --------
Total compensation expense
  amortization with regard to the
  stock ownership programs. . . . . . .   8,675     6,812    5,121
                                       ========  ======== ========

     ASSET IMPAIRMENT - We apply Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") to recognize and measure impairment of long-lived assets. SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring that those long-lived assets to be held and used be measured at the lower of carrying costs or their fair value, and by requiring that those long-lived assets to be held for sale to be measured at the lower of carrying costs or their fair value less costs to sell, whether reported in continuing operations or in discontinued operations. We adopted SFAS 144 on January 1, 2002. The effect of implementing SFAS 144 did not have a material impact on our consolidated financial statements.

     We review long-lived assets, including investments in real estate ventures, intangibles and property and equipment for impairment on an annual basis, or whenever events or circumstances indicate the carrying value of an asset group may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the asset group. If impairment exists due to the inability to recover the carrying value of an asset group, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value.

     We adopted Statement No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") effective January 1, 2002. In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this evaluation, we determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. For purposes this exercise we defined reporting units based on how the Chief Operating Decision Makers for each segment looked at their segment when determining strategic business decisions. The following reporting units were determined: Investment Management, Americas OOS, Australia OOS, Asia OOS, and by country grouping in Europe OOS. We have determined the fair value of each reporting unit on the basis of a discounted cash flow methodology and compared it to the reporting unit's carrying amount. In all cases, the fair value of each reporting unit exceeded its carrying amount, and therefore no impairment loss has been recognized on our goodwill.

     Although the Land Investment Group was closed in 2001, we have retained certain investments originated by this group. Included in investments in real estate ventures as of December 31, 2002 is the book value of the five remaining Land Investment Group investments (of which three have now been fully written down) of $2.1 million. This book value is net of $6.3 million of impairment charges, of which $3.5 million was recorded in 2001 as part of our non-recurring charges. We have also provided guarantees associated with this investment portfolio of $1.2 million, which we currently do not expect to be required to fund. We continue to monitor the portfolio very carefully and have taken two additional impairment charges in 2002 as part of our non-recurring charges.

We recorded $1.9 million to fully provide against an investment that had previously not been impaired, but which defaulted on certain financial covenants in 2002. In addition, we took an impairment charge of $0.9 million to fully write down an investment that we had partially impaired in 2001, as our underlying projected performance expectations continued to decline. Any future impairment charges or gains or losses on disposal relating to the Land Investment Group will be included in non-recurring charges. We currently expect to liquidate the Land Investment Group investments by the end of 2006.

     Although the Development Group was sold in the third quarter of 2001, we have retained certain investments originated by this group. Included in investments in real estate ventures as of December 31, 2002 is the book value of the one remaining investment project of $893,000. In 2002 we have recorded a net gain of $675,000 as a result of the disposal of three of these investments, an impairment charge of $472,000 relating to two properties that were subsequently sold and equity losses of $404,000. The net gain and expenses have been recorded in non-recurring expense in 2002. Any future impairment charges or gains or losses on disposal relating to the final Development Group investment will be included in non-recurring expenses. We continue to evaluate this investment for impairment. We currently expect to liquidate the final Development Group investment by the end of 2003.

     During 2001, we reviewed our e-commerce investments on an investment by investment basis, evaluating actual business performance against original expectations, projected future performance and associated cash flows, and capital needs and availability. As a result of this evaluation we determined that our investments in e-commerce were impaired and fully wrote down these investments by the end of 2001 as part of our non-recurring charges. It is currently our policy to expense any additional investments, primarily contractual commitments to fund operating expenses of existing investments, that are made into these ventures in the period they are made. These charges are recorded as ordinary recurring charges. In 2002 we expensed a total of $287,000 of such investments.

     Also during 2001, the Asia Pacific region underwent a realignment from a traditional geographic structure to one that is managed according to business lines. As part of this realignment, we decided to restructure our operations to exit an arrangement with a third-party in Indonesia. This decision resulted in the write-down of a net $1.0 million receivable from this third-party.

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

     Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability, as local statutory tax rates range from 10% to 42% in the countries in which we have significant operations. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income, legislative actions on statutory tax rates, the impact of tax planning to reduce losses in jurisdictions where we cannot recognize the tax benefit of those losses, as well as tax planning for jurisdictions affected by double taxation. We continuously seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate. We reflect the benefit from tax planning actions when we believe it is probable that they will be successful, which usually requires that certain actions have been initiated. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. The actual 2002 effective tax rate of 34% excludes a tax benefit of $1.8 million related to certain costs incurred in restructuring actions taken in 2001. These costs were not originally expected to be deductible for tax purposes. However, as a result of actions undertaken this year, these costs were deemed deductible.

     Based on our historical experience and future business plans we do not expect to repatriate our foreign source earnings to the United States. As a result, we have not provided deferred taxes on such earnings or the difference between tax rates in the United States and the various foreign jurisdictions where such amounts were earned. Further, there are various limitations on our ability to utilize foreign tax credits on such earnings when repatriated. As such, we may incur taxes in the United States upon repatriation without credits for foreign taxes paid on such earnings. Due to the complex nature of our tax position, it is not practical for us to determine the amount of taxes that we may incur if repatriation did occur.

     We have established valuation allowances against the possible future tax benefits of current losses where expected future taxable income does not support the realization of the deferred tax assets. We formally assess the likelihood of being able to utilize current tax losses in the future on a country by country basis, with the determination of each quarter's income tax provision; and we establish or increase valuation reserves upon specific indications that the carrying value of a tax asset may not be recoverable, or alternatively we reduce valuation reserves upon specific indications that the carrying value of the tax asset is more likely than not recoverable or upon the implementation of tax planning strategies allowing an asset previously determined not realizable to be viewed as realizable. The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance for the last three years (in millions):

                                                 December 31,
                                          -------------------------
                                          2002       2001      2000
                                          -----      ----      ----

Gross Deferred Tax Asset. . . . . . .     $70.0      62.4      44.4
Valuation Allowance . . . . . . . . .     $12.2      12.1       3.3

     The increase in the valuation allowance from 2000 to 2001 was primarily the result of the establishment of valuation reserves on foreign tax loss carryover benefits, particularly in the Asia Pacific region, and write downs of certain investments. The increases in gross deferred tax assets from 2001 to 2002 and from 2000 to 2001 were the result of tax loss carryovers in all regions, write downs of investments and other differences in the timing of income recognition on investments. Gross deferred asset growth in 2002 included a significant loss in a previously profitable jurisdiction, which is expected to return to profitability in 2003 and for which a valuation reserve was not provided.

     We evaluate our segment operating performance before tax, and do not consider it meaningful to allocate tax by segment. Estimations and judgments relevant to the determination of tax expense, assets, and liabilities require analysis of the tax environment and the future profitability, for tax purposes, of local statutory legal entities rather than business segments. Our statutory legal entity structure generally does not mirror the way that we organize, manage and report our business operations. For example, the same legal entity may include both Investment Management and OOS businesses in a particular country.

     ACCOUNTING FOR SELF-INSURANCE PROGRAMS - In our Americas business, in common with many other American companies, we have chosen to retain certain risks regarding workers' compensation and health insurance rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future developments. We engage the services of an independent actuary to assist us in quantifying our potential exposure.

     . HEALTH INSURANCE - We chose to self-insure our health benefits for all US based employees for the first time in 2002, although we did purchase stop loss coverage to limit our exposure. We made this decision because we believed that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we would incur reduced expense in self-insuring our health benefits as opposed to purchasing health insurance through a third-party. We engaged an actuary who specializes in health insurance to estimate our likely full year cost at the beginning of the year and expensed this cost on a straight-line basis throughout the year. In the fourth quarter of 2002, we employed the same actuary to estimate the required reserve for unpaid health costs we would need at year-end, together with an initial estimate of costs for 2003, which we will use for periodic reporting purposes in 2003. With regard to the year-end reserve, the actuary provides us with a point estimate and we accrued that estimate, additionally we accrued a provision of approximately $300,000 for adverse deviation. The amount accrued at December 31, 2002 was $2.4 million. Total costs incurred related to this plan in 2002 were $15.0 million which includes the $2.4 million reserve. As we had previously purchased health insurance from a third-party, there were no similar accruals in 2001 or 2000.

     . WORKERS' COMPENSATION INSURANCE - Given our belief, based on historical experience that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for worker's compensation insurance for a number of years. On a periodic basis we accrue using the various state rates based on job classifications and engage an independent actuary who specializes in worker's compensation to estimate our exposure based on actual experience. Given the significant judgmental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. The table below sets out the range and our actual reserve for the last three years (in millions):

                                       Maximum     Minimum     Actual
                                       Reserve     Reserve     Reserve
                                       -------     -------     -------
              December 31, 2002 .        $6.4         4.9         6.1
              December 31, 2001 .        $7.2         5.1         6.4
              December 31, 2000 .        $7.2         5.5         5.9

           Historically the results of this review have been available by the end of the third quarter and we have recorded an adjustment to bring our financial statements in line with the actuary's estimate of our actual experience.

     . CAPTIVE INSURANCE COMPANY - In order to better manage our global insurance program, the Company, and its predecessor entities have used a captive insurance company to provide professional indemnity insurance coverage on a "claims made" basis to certain of our international operations in addition to traditional insurance coverage. The maximum risk retained by this captive insurance company in any one year is pound sterling 1 million (approximately $1.6 million). Given the nature of these types of claims, it may take several years for there to be a resolution of the underlying claims and finalize the expense. We are required to estimate the ultimate cost of these claims. This estimate includes specific claim reserves that are developed on the basis of a review of the circumstances of the individual claim. Given that the timeframe for these reviews may be lengthy, we also provide a reserve against the current year exposures on the basis of our historic loss ratio. The table below provides details of the reserves, which can relate to multiple years, that we have established in the last three years (in millions):

              December 31, 2002 .       $1.7
              December 31, 2001 .       $2.0
              December 31, 2000 .       $1.7

     COMMITMENTS AND CONTINGENCIES - We are subject to various claims and contingencies related to lawsuits, taxes and environmental matters as well as commitments under contractual obligations. Many of these claims are covered under our current insurance programs. We recognize the liability associated with commitments and contingencies when a loss is probable and estimable. Our contractual obligations relate to the provision of services by us in the normal course of our business.


ITEMS AFFECTING COMPARABILITY

NON-RECURRING AND RESTRUCTURING CHARGES

     In December 2002, our Board of Directors approved a reduction of our workforce by four percent to meet expected global economic conditions. This reduction in force has led to a $12.7 million charge to the non-recurring compensation and benefits expense in 2002. In addition, we incurred non-recurring expenses of approximately $500,000 for the future lease costs of excess space and $3.0 million of impairment charges related to investments made by businesses exited in 2001.

     In 2001, we incurred non-recurring and restructuring charges related to; 1) impairment of e-commerce investments, 2) exit from certain businesses and business relationships, including related asset impairments,
3) insolvent insurance providers and 4) restructuring actions taken to bring ongoing operating expenses in line with anticipated future business. Non-recurring charges in 2001 include the $18.0 million impairment of our investments in e-commerce and reserves of $1.9 million related to insolvent insurance providers. Also included in the non-recurring charge in 2001 is $13.4 million of asset impairment charges related to the realignment of our business. Restructuring related to the 2001 business realignment totaled $43.9 million for severance and related costs. Actual costs incurred have varied from our original estimate for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law and developments in the underlying business, resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions. These events have resulted in a credit of $1.3 million being recorded in the non-recurring compensation and benefits expense and an additional $98,000 being recorded in the non-recurring operating, administrative and other expense in 2002. Additionally, 2002 included non-recurring charges of $3.0 million related to further impairment and net equity losses of certain investments in the Land Investment Group and Development Group, businesses which were exited as part of the broad based restructuring in 2001. See Note 6 to Notes to Consolidated Financial Statements for a more detailed discussion of these non-recurring and restructuring items.


NEW YORK EXPANSION

     In the third quarter of 2002 we initiated the expansion of our New York business. To support this expansion, we increased the underlying headcount and associated costs in this business. Given the nature of our business, we expect that it will take at least six months for this headcount to deliver incremental revenues. In addition, there were significant upfront costs associated with expanding the New York business. The combination of these factors has meant that we have incurred net pre-tax expenses of $3.2 million in 2002 associated with this expansion.

ACQUISITIONS AND MERGER

     We have grown by expanding our client base and the range of services and products we offer. In addition, we have made a series of strategic acquisitions since the Initial Public Offering of LaSalle Partners Incorporated in 1997 and also entered into the merger with the Jones Lang Wootton companies ("JLW").

     In December 2002, Jones Lang LaSalle acquired the 45% minority interest in the joint venture company Jones Lang LaSalle Asset Management Services, which since 2000 has exclusively provided Asset Management services for all Skandia Life properties in Sweden - currently totaling 25 million square feet. The purchase price of the minority interest was approximately $1 million, a discount to the fair value of the net assets acquired. As a result, we have recorded an after-tax gain of $341,000 as an extraordinary item in 2002.

     On March 11, 1999, LaSalle Partners Incorporated and JLW merged their businesses. JLW was an employee-owned international real-estate services firm with approximately 4,000 employees with operations in 32 countries. Approximately 48% of the shares issued to employees of the former JLW operations as part of the merger were accounted for as compensation expense or deferred compensation expense to the extent they were subject to forfeiture or vesting provisions. We incurred non-cash, merger-related stock compensation expense of $83.3 million in 2000, on an after-tax basis.

As of December 31, 2000, all merger-related stock compensation was expensed and all forfeiture and vesting provisions were removed.


ADOPTION OF STAFF ACCOUNTING BULLETIN NO. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 101")

     Effective January 1, 2000, as a result of the implementation of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), we recorded a one-time, non-cash, after-tax cumulative change in accounting principle of $14.2 million, net of taxes $8.7 million. This adjustment represented revenues of $22.9 million that had been recognized prior to January 1, 2000 that would not have now been recognized if the new accounting policy had been in effect in the years prior to 2000. These revenues have now been recognized as the underlying contingencies are satisfied. We recognized $400,000, $5.8 million and $16.2 million of these revenues in the twelve months ended December 31, 2002, 2001 and 2000, respectively. Of the $22.9 million of revenues that were deferred on January 1, 2000, $500,000 represented revenues related to our land investment business, a business we exited in 2001. We have determined that the subsequent impairment of the specific investment that generated these revenues means that this $500,000 will not be collected, and therefore will not be recorded as revenue. This will have no impact on our earnings or cash flow. SAB 101 is discussed in detail in Note 17 of Notes to Consolidated Financial Statements.


ADOPTION OF STATEMENT NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"
("SFAS 142")

     We adopted the provisions of SFAS 142 effective January 1, 2002. As a result of implementing SFAS 142, we recorded an after-tax credit to earnings representing a cumulative change in accounting principle effective January 1, 2002 of $846,000. This represented the negative goodwill balance at January 1, 2002. During 2002, the net impact of SFAS 142 was to increase operating income by $9.6 million as a result of ceasing the amortization of goodwill with indefinite lives. SFAS 142 is discussed in detail in Note 15 of Notes to Consolidated Financial Statements.

LASALLE INVESTMENT MANAGEMENT REVENUES

     Our Investment Management business is in part compensated through the receipt of incentive fees where investment performance exceeds agreed benchmark levels. Depending upon performance, these fees can be significant and will generally be recognized when agreed events or milestones are reached. These fees may also be structured in a variety of ways. This may mean we record them as equity earnings for financial reporting purposes. For example, in 2000, we recognized $10.3 million in fees and equity earnings related to the partial liquidation of a fund invested in French property. In 2001, we recognized incentive fees of $14.4 million as the result of the disposition of a hotel investment. In 2002, we recognized advisory fees of $8.7 million related to the performance of an investment portfolio in which we have a co-investment. The timing of recognition will impact comparability between quarters, in any one year, or compared to a prior year. We believe that given the scope of our co-investment portfolio, we would expect that in any year incentive fees would be triggered in some funds and that this would facilitate year on year comparability. However, comparability year on year may be impacted by these fees.


NEW ACCOUNTING STANDARDS

Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

     SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

     The Company is required, and plans to adopt, the provisions of SFAS 143 for the quarter ending March 31, 2003. We have not yet fully assessed the impact of SFAS 143 on our consolidated financial statements, but do not anticipate it to be material.

Costs Associated with Exit or Disposal Activities

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability.

     SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. If SFAS 146 had been effective in 2002, we would have been unable to recognize approximately $500,000 of excess lease costs taken as part of the 2002 restructuring charge. The adoption of SFAS 146 is not expected to have a material impact on our consolidated financial statements.

Accounting and Disclosure by Guarantors

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

     FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

     The Company has adopted FIN 45 and has provided the disclosure requirements and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date the Company has not entered into or modified guarantees pursuant to the recognition provisions of FIN 45. Guarantees covered by the disclosure provisions of FIN 45 are discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 8, 9 and 16 to Notes to Consolidated Financial Statements.

Accounting for Stock-Based Compensation Transition and Disclosure

     In December 2002, The Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in Note 13 to Notes to Consolidated Financial Statements.

Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on our consolidated financial statements.

MARKET AND OTHER RISK FACTORS

MARKET RISK

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

     .     Interest rates on the multi-currency credit facility

     .     Foreign exchange risks

     In the normal course of business, Jones Lang LaSalle manages these risks through a variety of strategies, including the use of hedging transactions using various derivative financial instruments such as foreign currency forward contracts. We do not enter into derivative transactions for trading or speculative purposes.


INTEREST RATES

     We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the $275 million revolving multi-currency credit facility due in September 2004, that is available for working capital, investments, capital expenditures and acquisitions. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in the years ended December 31, 2001 and 2002 and as of December 31, 2002, we had no interest rate swap agreements outstanding.

     The effective interest rate on our debt was 7.3% compared to 7.48% in 2001. The decrease in the effective interest rate is due to reduced revolver borrowings at declining market interest rates, partially offset by the strengthening of the euro against the US dollar.

     A 50 basis point increase in the effective interest rate on the revolving credit facility would have increased our net interest expense by $370,000 in 2002.


FOREIGN EXCHANGE

     Our revenues outside of the United States totaled 61% of our total revenues in 2002. Operating in international markets means that we are exposed to movements in these foreign exchange rates, primarily the British pound (22% of 2002 revenues) and the euro (17% of 2002 revenues). Changes in these foreign exchange rates would have the largest impact on translating our international operations results into U.S. dollars.

     The British pound expenses incurred as a result of both our worldwide operational headquarters and our regional headquarters being located in London act as a partial operational hedge against our translation exposure to the British pound. A 10% change in the average exchange rate for the British pound in 2002 would have impacted our pre-tax net operating income by approximately $1.5 million.

     The interest on the euro 165 million of notes we issued during 2000 acts as a partial hedge against the translation exposure on our euro denominated earnings. The net impact on our earnings before tax of a 10% change in the average exchange rate for the euro in 2002 would have been $1.5 million.

     We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At December 31, 2002, we had forward exchange contracts in effect with a gross notional value of $143.1 million ($82.1 million on a net basis) with a market and carrying gain of $3.1 million.


SEASONALITY

     Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for Investment Management, this seasonality is due to a calendar year end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on clients' returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which we do not have complete discretion over. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.


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


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

CONSOLIDATED REVIEW

REVENUE

     Total revenue, after the elimination of intersegment revenue, decreased $65.0 million, or 7.2%, to $840.4 million in 2002 from $905.4 million in 2001. Excluding the impact of movements in foreign currency exchange rates, the 2002 revenue decline was $87.1 million, or 9.6%, when compared to 2001 results. This reflects the general strengthening of the euro, pound sterling and Australian dollar against the US dollar when compared to last year. The reduction in our revenues year over year reflects the weak global economy, but the impact was most significant in the American and European OOS businesses. The broad based restructuring initiated in the second half of 2001 was in anticipation of a decline in revenues as we had not anticipated a turnaround in overall economic conditions until late 2002. However, the severity and persistence of revenue pressures was greater than we expected.

OPERATING EXPENSES

     Total operating expenses, after the elimination of intersegment expense and excluding the effects of non-recurring charges, decreased $44.4 million, or 5.4% to $770.9 million in 2002 from $815.3 million in 2001. The impact of the stronger euro, pound sterling and Australian dollar has meant that the effectiveness of our cost reduction initiatives have been masked by an increase in US dollar reported expenses. Excluding the impact of movement in foreign currency exchange rates, the cost reduction was 7.8% for 2002. The reduction in expenses is largely the result of 1) the restructuring actions taken in 2001 to bring ongoing operating expenses in line with anticipated future business in light of the existing economic conditions, 2) continued focus on discretionary costs, and 3) the adoption of SFAS 142 which reduced amortization expense by $9.6 million. Partially offsetting this was $3.9 million of expenses related to our New York expansion initiated in late 2002.

     Compensation and benefit expense decreased $15.1 million, or 2.8%, to $530.5 million in 2002 from $545.6 million in 2001. The decrease in compensation and benefit expense reflects the reduction in headcount as a result of the restructuring actions taken in 2001. The strengthening of the euro, pound sterling and Australian dollar, against the US dollar increased reported US dollar compensation and benefits expense by $13.8 million in 2002. Incentive compensation increased as a result of improved performance in some business units as well as a rebuilding of incentive compensation pools from the low levels in 2001.

     Operating expenses, excluding compensation and benefits expense and non-recurring charges, were down $29.3 million, or 10.9%, to $240.3 million in 2002 from $269.6 million in 2001, largely due to cost containment initiatives put in place in 2001. Areas which have seen significant cost savings in 2002 were travel and entertainment, marketing, and information technology, which benefitted from the renegotiation of our contract with a third-party support provider. In addition, bad debt expense was substantially lower, in part due to our ongoing focus on working capital management, but also because in 2001 we incurred a $3.9 million charge for unrecoverable receivables from technology related clients. The benefit resulting from adopting SFAS 142 (discussed in Note 15 to Notes to Consolidated Financial Statements) was amortization savings of $9.6 million in 2002. The effectiveness of our cost saving initiatives in 2002 was offset by the impact of the strengthening of the euro, pound sterling and Australian dollar, which increased reported US dollar operating expenses, excluding compensation and benefits expense and non-recurring charges, by $5.7 million.

     The non-recurring charges in 2001 of $77.2 million include the write-down of investments in e-commerce, reserves against potential liabilities associated with the bankruptcy of two insurance providers, severance and asset impairment costs associated with the global restructuring program in place at 2001, and include costs associated with the exiting of certain non-strategic business lines and the realignment of our Asia Pacific business along client and business lines. Actual costs incurred related to our 2001 broad based realignment varied from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law and developments in the underlying business, resulting in the unforeseen reallocation of resources and better or worse settlement discussions. These events have resulted in the recording of a credit to non-recurring compensation and benefits expense in 2002 of $1.3 million and an additional expense of $98,000 to non-recurring operating, administrative and other expense. In addition, in 2002 we have incurred additional impairment expense and equity losses of $3.0 million related to investments made by businesses exited during the 2001 restructuring. The non-recurring charges in 2002 of $14.9 million include $12.7 million of severance costs associated with the most recent global restructuring program and approximately $500,000 for the lease costs of excess space as a result of this restructuring. See Note 6 to Notes to Consolidated Financial Statements for a more detailed discussion of these non-recurring and restructuring items.

OPERATING INCOME

     We reported operating income, excluding non-recurring charges, of $69.6 million in 2002, a decrease of $20.6 million, or 22.8%, from $90.2 million in 2001. The change year over year in operating income before non-recurring and restructuring charges is the result of continued revenue pressures due to the slowdown in the global economy, partially offset by reduced expenses as a result of lower compensation costs due to the broad based restructuring in 2001, a strong focus on discretionary costs and the impact of the implementation of SFAS 142 on amortization expense.

     Including non-recurring and restructuring charges, operating income increased $41.7 million, to $54.7 million in 2002 from $13.0 million in 2001. See Note 6 to Notes to Consolidated Financial Statements for a more detailed discussion of these non-recurring and restructuring items.

INTEREST EXPENSE

     Interest expense, net of interest income, decreased $3.2 million, or 15.8%, to $17.0 million in 2002 from $20.2 million in 2001. The decrease in interest expense is the result of lower average revolver borrowings at declining interest rates partially offset by the impact of the strengthening euro on the reported US dollar value of the interest expense on the Euro Notes.

PROVISION FOR INCOME TAXES

     The provision for income taxes was $11.0 million in 2002, as compared to $8.0 million in 2001. The increase in provision is primarily due to increased earnings before tax in 2002 compared to 2001.

     On an operational basis, excluding non-recurring and restructuring charges, we achieved a 34% effective tax in 2002 compared to 42% in 2001. The decrease in our effective tax rate was due to the impact of tax planning undertaken in 2002, particularly planning to reduce the impact of losses in jurisdictions where we cannot recognize tax benefits and planning to reduce the incidence of double taxation of earnings and other tax inefficiencies. The reduction in the effective tax rate also reflects the benefits of the reduction in non deductible goodwill amortization under SFAS 142 and a greater proportion of earnings in countries with lower corporate tax rates in 2002 compared to 2001. The effective tax rate of 34% excludes a one-time tax benefit of $1.8 million related to certain costs incurred in restructuring actions taken in 2001. These costs were not originally thought to be deductible for tax purposes; however, as a result of actions undertaken in 2002, these costs are now deductible. Including this one-time item, we achieved a 29% effective tax rate. See Note 11 to Notes to Consolidated Financial Statements for further discussion of our effective tax rate.


NET INCOME/(LOSS)

     Net income before the extraordinary item and cumulative change in accounting principle, increased $41.3 million, to $25.9 million in 2002, as compared to a net loss of $15.4 million in 2001. Including the extraordinary gain on the acquisition of minority interest (a net benefit of $341,000 and the cumulative change in accounting principle (a net benefit of $846,000) related to the adoption of SFAS 142, our net income for 2002 was $27.1 million as compared to a net loss of $15.4 million in 2001.

SEGMENT OPERATING RESULTS

     We manage our business along a combination of geographic and functional lines. Operations are reported as four business segments: the three geographic regions of Owner and Occupier Services ("OOS"), (i) Americas, (ii) Europe and (iii) Asia Pacific, which offer our full range of Corporate Solutions, Investor Services, and Capital Markets Services, and
(iv) Investment Management, which offers investment management services on a global basis. The OOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "implementation services") and property management, corporate property services, project and development management services (collectively, "management services"). The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high-net-worth individuals.

     We have not allocated non-recurring and restructuring charges to the business segments for segment reporting purposes and therefore these costs are not included in the discussions below.


OWNER AND OCCUPIER SERVICES

AMERICAS

     Revenue for the Americas region decreased $37.0 million, or 11.3%, to $290.9 million in 2002, from $327.9 million in 2001. The pressure on revenues continues a trend that began in the middle of 2001. The most significant revenue declines during 2002, as compared to last year, were experienced in our transaction business as clients continued to delay or defer decision making. We also found that our revenue per transaction reduced as clients maintained operational flexibility by entering into leases that were either for less space, or shorter time frames, both factors that impact the quantum of our fees. The Project and Development, Tenant Representation and the leasing part of our Leasing and Management units were most severely impacted. We also saw declines in our South American business as political uncertainty and economic difficulty adversely impacted revenues.

     Operating expenses for the Americas region decreased $42.7 million, or 14.2%, to $258.9 million in 2002 from $301.6 million in 2001. The reduction in expense year over year is due to lower base compensation expense as a result of the restructuring actions taken in 2001, partially offset by increased incentive compensation, reflecting the improved financial and operating performance. There was also a continued focus on controlling discretionary costs. Areas which have seen significant cost savings in 2002 were travel and entertainment, information technology, which benefitted from the renegotiation of our contract with a third-party support provider, and bad debt expense, where 2001 included a write-off of $3.9 million related to unrecoverable receivables from technology related clients. The benefit resulting from adopting SFAS 142 was amortization savings of $4.5 million in 2002.

EUROPE

     Revenue for the Europe region decreased $30.4 million, or 8.8%, to $314.4 million in 2002 from $344.8 million in 2001. Reported US dollar revenues were positively impacted by approximately $16 million, as compared to the same periods last year, primarily due to the strengthening of the euro and pound sterling against the US dollar. Excluding the impact of movements in foreign currency exchange rates, revenue for the Europe region decreased 13.5% when compared to the same period last year. The most significant declines in 2002, as compared to the prior year period, occurred in the leasing business in England, together with overall declines in our business in Germany and France, reflecting the difficult economic conditions they were experiencing.

     Operating expenses for the region decreased $5.6 million, or 1.9%, to $296.7 million in 2002 from $302.3 million in 2001. Reported US dollar operating expenses were increased approximately $15 million, as compared to last year, primarily due to the strengthening of the euro and pound sterling against the US dollar. Excluding the impact of movements in foreign currency exchange rates, expenses declined 7.0% when compared to last year. The reduction in expense year over year is due to lower base compensation expense as a result of the restructuring actions taken in 2001, together with reduced incentive compensation, reflecting the decline in financial performance. Also contributing to the reduction in expenses year over year is a continued focus on controlling discretionary costs. The benefit resulting from adopting SFAS 142 was amortization savings of $1.6 million in 2002.

ASIA PACIFIC

     Revenue for the Asia Pacific region decreased $3.0 million, or 2.3%, to $126.6 million in 2002 from $129.6 million in 2001. Reported US dollar revenues were positively impacted by approximately $3 million, as compared to last year, primarily due to the strengthening of the Australian dollar against the US dollar. Excluding the impact of movements in foreign currency exchange rates, revenue for the Asia Pacific region declined 4.7%, when compared to last year. The most significant declines in 2002, as compared to the prior year, occurred in Singapore, Hong Kong and Australia. Partially offsetting the decline of revenues in these markets are the markets of North Asia, which continue to show strong revenue growth year over year, primarily in the Investment Sales, Property Management and Tenant Representation units.

     Operating expenses for the region decreased $3.1 million, or 2.4%, to $126.8 million in 2002 from $129.9 million in 2001. Reported US dollar expenses were adversely impacted by approximately $2 million, as compared to last year, primarily due to the strengthening of the Australian dollar against the US dollar. Excluding the impact of movements in foreign currency exchange rates, operating expenses for the Asia Pacific region declined 3.9%, when compared to last year. A continued focus on discretionary costs helped in the expense reduction. Also, contributing to the reduction in expense was the benefit resulting from adopting SFAS 142, an amortization savings of $2.0 million in 2002.


INVESTMENT MANAGEMENT

     Investment Management revenue increased $4.7 million, or 4.5%, to $109.0 million in 2002 from $104.3 million in 2001. Reported US dollar revenues were positively impacted by approximately $3 million, as compared to last year, primarily due to the strengthening of the euro and pound sterling against the US dollar. Excluding the impact of movements in foreign currency exchange rates, revenue for Investment Management increased 2.0% when compared to last year. The most significant increase in 2002 occurred in Advisory Fees, with an increase of $7.6 million, or 8.1%, over 2001. The increase in Advisory Fees in 2002 was in part due to the recognition of $8.7 million related to the performance of an investment portfolio in which we have a co-investment. Included in revenues in 2001 were incentive fees and equity earnings of $14.4 million generated from the disposition of a hotel investment. Expansion into the Asia Pacific region positively impacted revenue with the Asia Recovery Fund in operation for the full year as compared to seven months in 2001.

     Operating expenses increased $6.4 million, or 7.7%, to $89.0 million in 2002 from $82.6 million in 2001. Reported US dollar expenses were adversely impacted by approximately $2 million, as compared to last year, primarily due to the strengthening of the euro and pound sterling against the US dollar. Excluding the impact of movements in foreign currency exchange rates, operating expenses for Investment Management increased 5.2%, when compared to last year. Base compensation and benefit expense increased in 2002 as staffing increased to support new fund activity, and there was also an increase in incentive compensation reflecting both improved financial and operating performance. Partially offsetting this increase was a reduction in other operating expense as result of focusing on discretionary cost control. Also, a $2.0 million reduction in bad debt reserves related to the partial reversal of a reserve, originally established in 1995 for a receivable due from Diverse Real Estate Holdings Limited Partnership ("Diverse"), favorably impacted operating expenses for the year as the underlying collateral was significantly enhanced in 2002. As discussed in Note 14 to Notes to Consolidated Financial Statements, the Chairman of our Board of Directors holds a 19.8% limited partnership interest in Diverse. The benefit resulting from adopting SFAS 142 was an amortization savings of $1.5 million in 2002.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

CONSOLIDATED REVIEW

REVENUE

     Total revenue, after elimination of intersegment revenue, was $905.4 million in 2001, a reduction of $37.1 million, or 3.9%, from reported 2000 revenue of $942.5 million. The decrease in revenue in 2001 is the result of the slowdown in the global economy, which has significantly reduced the pace of transaction activity. In addition, reported US dollar revenues have been adversely impacted by $20 million in 2001 as compared to 2000 because of the relative strength of the US dollar against the key currencies in which we operate, primarily the euro, pound sterling and the Australian dollar. The negative impact of the global economic slowdown and the strength of the US dollar has been partially mitigated by growth in our management services revenue.


OPERATING EXPENSES

     Total operating expenses in 2001, after elimination of intersegment expenses and excluding the effect of non-recurring charges, decreased by $35.0 million to $815.3 million. This is 4.1% below 2000 operating expenses of $850.3 million after excluding merger related stock compensation. The decrease in operating expenses from the prior year is primarily the result of reduction in incentive compensation of $51.8 million (including a $3.5 million reduction in the allocated departments of Corporate Overhead, Global Client Services and Strategic Consulting) partly offset by increases in headcount and associated expenses, primarily in the first nine months of the year, in the regions of America and Europe to service new business. The strengthening US dollar against the key currencies in which we operate (the euro, pound sterling and the Australian dollar) reduced the US dollar reported operating expenses by $20 million over last year.

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

OPERATING INCOME

     In 2001, operating income before non-recurring charges was $90.2 million, as compared to $92.2 million in 2000. Operating income, excluding non-recurring charges, was 10.0% of revenue for 2001, as compared to 9.8% of revenue in 2000. The small change year over year in operating income before non-recurring charges is the result of the reduced revenue due to the slowdown in the global economy, offset by reduced expenses as a result of lower incentive compensation and a focus on discretionary costs.

     The delivery of a constant operating income before non-recurring charges, despite the 3.9% reduction in revenues was driven by our flexible business model. Our bonus driven incentive compensation structure aligns our compensation with the achievement of client objectives and with the achievement of both non-financial and financial objectives at the operating unit, segment and firm levels. This alignment with financial objectives has resulted in the significant decline in incentive compensation expense for the year.

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

PROVISION FOR INCOME TAXES

     The provision for income taxes was $8.0 million in 2001, as compared to a provision of $22.1 million in 2000. The $14.1 million reduction in provision is due to the combination of: 1) $18.8 million increased tax benefit in 2001 related to the non-recurring charges in 2001 being largely tax deductible, compared to the non-recurring charges in 2000 being largely non-deductible, 2) $1.9 million increase in tax provision related to increased earnings before tax in 2001 compared to 2000, and 3) $2.8 million due to the 4% increase in effective tax rates on an operational basis, to 42% in 2001 from 38% in 2000.

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

BUSINESS SEGMENTS

OWNER AND OCCUPIER SERVICES

AMERICAS

     Revenue for the Americas region decreased $12.7 million, or 3.7%, to $327.9 million in 2001 from $340.6 million in 2000. The two main sources of revenue are implementation services and management services. Implementation services revenue, which is largely transaction based, declined in 2001 by $28.7 million, or 15.3%, reflecting the overall slowdown in the economy. The key business units contributing to the decline were the Capital Markets unit, where the volume of completed capital transactions dropped significantly in 2001, and the Tenant Representation unit, where the economic recession and uncertainty post the tragic events of September 11 caused our corporate clients to postpone or cancel a number of transactions, particularly in the fourth quarter. Management services revenue, increased 10.7%, to $165.9 million, largely driven by the Project and Development Management Services unit.

     Operating expenses decreased by $12.6 million, or 4.0%, to $301.6 million in 2001 as a result of cost containment initiatives and reduced incentive compensation, partially offset by increased headcount and associated expenses, primarily in the first half of the year, to service new business. Incentive compensation, was $21.2 million below 2000 levels.

Included in the 2001 operating expenses is a $3.9 million charge for unrecoverable receivables from technology related clients.

EUROPE

     Revenue for our Europe region totaled $344.8 million in 2001, as compared to $358.3 million in 2000, a decline of 3.8%. The European revenues were adversely impacted by approximately $14 million due to a weakening of European currencies, primarily the euro and pound sterling, against the US dollar during 2001 as compared to 2000. In addition, included in the 2000 revenue are two large capital transactions that provided approximately $12 million in revenue. As the year progressed, it became clear that after a strong start to the year, the economic slowdown began to impact our Europe business and particularly continental Europe. Overall, implementation services revenue was down $23.6 million, or 8.5% from 2000. The largest contributors to this decline were our businesses in England (as a result of the large capital transactions in 2000 noted above), France and Germany. Management services revenue increased $8.8 million, or 11.0%, led by the continuing growth of our 55% owned joint venture with Skandia Fastighet AB.

     Operating expenses for the region were $302.3 million for 2001, as compared to $316.8 million in 2000, a decline of $14.5 million. The weakening of European currencies, primarily the euro and pound sterling, against the US dollar in 2001 has reduced US dollar reported expenses by approximately $14 million, as compared to 2000. Operating expenses in 2001 included reduced incentive compensation (by $14.0 million compared to 2000), offset by increased headcount and associated expenses, to service new business.

ASIA PACIFIC

     The difficult underlying economic conditions persisted in this region, impacting even the previously resilient Singapore economy. Revenue for the Asia Pacific region totaled $129.6 million in 2001, as compared to $135.6 million in 2000, a decline of 4.4%. The reported revenues were negatively impacted in 2001 by $6 million, as compared to 2000, due to the weakness of the Australian dollar against the US dollar. Therefore, in local currency terms, revenues were flat year on year. The revenues reflect a lower volume of transaction activity driven by the economic weakness in the region, particularly in Hong Kong, Singapore and Australia. Countering the effects of the decline in transactional based implementation services revenue, the management services revenue increased $6.0 million, or 14.3%. In addition, our Taiwan acquisition in early 2001 contributed $2.3 million in revenues.

     Operating expenses for the region declined by $5.5 million, or 4.1%, to $129.9 million in 2001, as compared to $135.4 million in 2000. The weakness of the Australian dollar reduced reported operating expenses in 2001 by $6 million, as compared to 2000. Incentive compensation was $5.2 million below 2000 levels.

INVESTMENT MANAGEMENT

     Investment Management revenue decreased $5.7 million, or 5.2%, to $104.3 million in 2001, from $110.0 million in 2000. Revenues in both years included significant incentive fees. Included in 2000 were incentive fees of $10.3 million related to the partial liquidation of our French investment fund (recorded as equity earnings due to the incentive fee structure) and $7.5 million related to our resignation from a client relationship. Revenue for 2001 includes incentive fees and equity earnings of $14.4 million generated from the disposition of a hotel investment early in the third quarter.

     Operating expenses decreased $3.3 million, or 3.8%, to $82.6 million in 2001, as compared to $85.9 million in 2000. The reduction in expenses is primarily the result of reduced incentive compensation of $7.9 million.


CONSOLIDATED CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES

     During 2002, cash flows provided by operating activities totaled $68.4 million compared to $54.1 million in 2001. The cash flows from operating earnings can be further divided into cash generated from operations of $83.4 million (compared to $73.9 million in 2001) and cash used in balance sheet movements, primarily working capital, of $15.0 million (compared to $19.8 million in 2001). The increase in cash flows generated from operations reflects the improved business performance in 2002, together with the fact that 2001 included significant non-recurring and restructuring charges associated with the realignment of our business. The reduction in cash flows from changes in working capital of $4.8 million can be attributed to a slowdown in the improvement in accounts receivable collection as we 1) approach the optimal level of accounts receivable and
2) see difficult economic conditions resulting in clients seeking to extend payment periods. Offsetting this was a lower level of incentive compensation accrued at December 31, 2001 and paid in 2002, as compared to the amounts accrued at December 31, 2000 and paid in 2001.

     During 2001, cash flows provided by operating activities totaled $54.1 million compared to cash provided during 2000 of $140.3 million. The cash flows provided by operating earnings can be further divided into cash generated from operations of $73.9 million (compared to $100.9 million in 2000) and cash used in balance sheet movements (primarily working capital) of $19.8 million (compared to cash generated of $39.4 million in 2000).
The decline in cash provided from operations is largely as a result of a significant portion of the 2001 non-recurring charges being cash related expenses, as opposed to the merger-related non-recurring stock compensation expense and the cumulative effect of change in accounting principle in 2000 being non-cash expenses. The decline in cash flows from changes in working capital of $59.2 million is because we accrued higher incentive compensation at December of 2000, which was then paid in 2001, as compared to the amounts we accrued at December of 1999 and paid in 2000. In addition, we had significantly lower incentive compensation accruals at December of 2001 as compared to December of 2000 which also contributes to the cash used in working capital. Also contributing to the decline in cash flows year over year from changes in working capital was the U.S. Federal tax refund of $13.5 million that we collected in 2000. Partially offsetting the decline in cash flows from changes in working capital is the increase in cash provided by receivables of $9.7 million, which reflects our continued focus our working capital management.


CASH FLOWS USED IN INVESTING ACTIVITIES

     We used $26.3 million in investing activities in 2002, which was a reduction in cash used of $6.2 million from the $32.5 million used in 2001. This reduction is a combination of reduced investment in fixed assets of $19.0 million, partially offset by increasing co-investments, where we had an outflow of $9.2 million to our investments in real estate ventures in 2002 versus a net inflow of $8.7 million in 2001.

     We used $32.5 million in investing activities in 2001, which was a reduction in cash used of $34.1 million from the $66.6 million used in 2000. This reduction was the combination of reduced investment in fixed assets of $10.0 million, and $7.9 million in other investments (primarily e-commerce). In addition, there was a net inflow of $8.7 million from our investments in real estate ventures in 2001 versus a net outflow of $7.4 million in 2000.


CASH FLOWS USED IN FINANCING ACTIVITIES

     In 2002, $38.8 million was used in financing activities, as debt was paid-down and we repurchased shares of our common stock, which are now held by a subsidiary. In 2001, $30.0 million was used in financing activities as debt was paid-down and we repurchased and cancelled shares of our common stock.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. During the first half of 2000, our unsecured credit agreement totaled $425 million, which consisted of a $250 million revolving facility scheduled to mature in October 2002 and a $175 million term facility that was scheduled to mature on October 15, 2000. On July 26, 2000, we closed our offering of the Euro Notes, which mature on June 15, 2007, receiving net proceeds of $148.6 million, which were used to pay-down the term facility. On August 29, 2000, the remaining borrowings under the term facility were fully repaid using proceeds from the revolving credit facility, and the term facility was terminated. Beginning June 15, 2004, the Euro Notes can be redeemed, at our option, at the following redemption prices: during the twelve-month period commencing June 15, 2004 at 104.50% of principal, during the twelve-month period commencing June 15, 2005 at 102.25% of principal and commencing June 15, 2006 and thereafter at 100.00% of principal.

     On September 21, 2001, we increased our unsecured credit agreement from $250 million to $275 million, reduced the number of participating banks to eleven from fourteen and extended the maturity date from the original due date of October 2002 to September 2004.

     As of December 31, 2002, we have a $275 million revolving credit facility for working capital needs, investments and acquisitions. We also have outstanding the Euro Notes of euro 165 million and, under the terms of the revolving credit facility, the authorization to borrow up to $50 million under local facilities. As of December 31, 2002, there was $26.1 million outstanding under the revolving credit facility, euro 165 million ($173.1 million) of borrowings under the Euro Notes and short-term borrowings of $15.9 million. We would expect borrowing to increase over the first six months as we pay incentive compensation and associated payroll taxes before reducing over the balance of the year.

     Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility and the Euro Notes (the "Facilities"). In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure repayment by the Company in the event that one of our subsidiaries fails to
repay its borrowing on an overdraft facility.   The guarantees typically
have one-year or two-year maturities. We will apply FIN 45 to recognize and measure the provisions of future guarantees. FIN 45 addresses the recognition and disclosure requirements of guarantor obligations under guarantees. The guarantees of the revolving credit facility, Euro Notes and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totalling $33.8 million, of which $15.4 million was outstanding as of December 31, 2002. We have provided guarantees of $22.3 million related to the local overdraft facilities, as well as guarantees related to the $275 million revolving credit facility and the euro 165 million Euro Notes, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries' third-party debt.

     With respect to the revolving credit facility, we must maintain a certain level of consolidated net worth and a ratio of funded debt to EBITDA. We must also meet a minimum interest coverage ratio and a minimum liquidity ratio. As part of the global restructuring initiative in 2001, we obtained the approval of our bank group to vary certain of these ratios to reflect the non-recurring and restructuring charges. We were in compliance with all covenants at December 2002. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used during 2002 or 2001 and none were outstanding as of December 31, 2002. The effective interest rate on the Facilities was 7.3% in 2002 versus 7.48% in 2001.

     We believe that the revolving credit facility, together with the Euro Notes, local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures and co-investment activity.

     We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management, which would likely be negatively impacted if a substantial decrease in co-investment activity were to occur. As of December 31, 2002, we had total investments and loans of $75.0 million in 19 separate property or fund co-investments, with additional capital commitments of $130.3 million for future fundings of co-investments. The net co-investment funding for 2003 is anticipated to be approximately $15 million (planned co-investment less return of capital from liquidated co-investments). With respect to certain co-investment indebtedness, we also had repayment guarantees outstanding at December 31, 2002 of $4.7 million. The $130.3 million capital commitment is a commitment to LaSalle Investment Limited Partnership, referred to as LaSalle Investment Company ("LIC"). We expect that LIC will draw down on our commitment over the next five to seven years as it enters into new commitments. LIC is a series of four parallel limited partnerships and is intended to be our co-investment vehicle for substantially all new co-investments. We have an effective 47.85% ownership interest in two of the four LIC entities. Primarily institutional investors, including a significant shareholder in Jones Lang LaSalle, hold the remaining 52.15% interest in LIC. Our investment in LIC is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements. In addition, our Chairman and another Director of Jones Lang LaSalle are investors in LIC on equivalent terms to other investors. As discussed more fully in Note 8 to Notes to Consolidated Financial Statements, at December 31, 2002, LIC has unfunded capital commitments of $55.2 million for future fundings of co-investments.

LIC currently has no external debt, but may enter into a revolving credit facility for its working capital purposes.

     On October 30, 2002 we announced that our Board of Directors had approved a share repurchase program. Under the program, we may repurchase up to one million shares in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. In the fourth quarter of 2002 we repurchased 300,000 shares at an average price of $15.56 per share. These shares are held by a subsidiary of Jones Lang LaSalle.

     The 2002 share repurchase program replaced a program that was in place in 2001 authorizing purchases of up to $10.0 million. On March 8, 2001, we repurchased and cancelled 473,962 shares of our own common stock at a price of $14.65 per share, totaling $6.9 million. There were no further purchases in 2001.

     Capital expenditures for 2002 were $20.4 million, down $22.2 million from 2001, reflecting our continued focus on limiting discretionary spending. Capital expenditures are anticipated to be $25 million for 2003, primarily for ongoing improvements to computer hardware and information systems.

     We have obligations and commitments to make future payments under contracts in the normal course of business, for example:

..    Future minimum lease payments, as follows, due in each of the next five years ended December 31 and thereafter ($ in thousands):

                                     Operating       Capital
                                      Leases         Leases
                                     ---------       --------
           2003 . . . . . . . .       $ 45,620       $    615
           2004 . . . . . . . .         42,027            393
           2005 . . . . . . . .         32,080            357
           2006 . . . . . . . .         26,858            204
           2007 . . . . . . . .         21,724             76
           Thereafter . . . . .         19,255             60
                                      --------       --------

                                      $187,564          1,705
                                      ========       ========

     As of December 31, 2002, we have reserves related to excess lease space of $3.9 million, which were established as part of our restructuring in 2001 and 2002. The total of minimum rentals to be received in the future under non-cancelable operating subleases as of December 31, 2002 was $9.8 million.

..    Interest and principal payments on outstanding borrowings against our $275 million revolving credit facility fluctuate based on our level of borrowing needs. There is no set repayment schedule with respect to the revolving credit facility, however this facility expires in September 2004. The fixed 9% Euro Notes have an outstanding principle balance of euro 165 million ($173.1 million as of December 31, 2002), and are due in 2007. Interest payments are due on June 15th and December 15th of each year.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding market risk is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market and Other Risk Factors" and is incorporated by reference herein.

     DISCLOSURE OF LIMITATIONS

     As the information presented above includes only those exposures that exist as of December 31, 2002, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Page
                                                                 ----

JONES LANG LASALLE INCORPORATED
  CONSOLIDATED FINANCIAL STATEMENTS

  Management's Statement of Responsibility for
    Financial Information . . . . . . . . . . . . . . . . . . . .  51

  Report of KPMG LLP, Independent Auditors' Report. . . . . . . .  52

  Consolidated Balance Sheets as of
    December 31, 2002 and 2001. . . . . . . . . . . . . . . . . .  53

  Consolidated Statements of Earnings
    For the Years Ended December 31, 2002, 2001 and 2000. . . . .  55

  Consolidated Statements of Stockholders'
    Equity For the Years Ended December 31,
    2002, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . .  57

  Consolidated Statements of Cash Flows
    For the Years Ended December 31, 2002, 2001 and 2000. . . . .  61

  Notes to Consolidated Financial Statements. . . . . . . . . . .  63

  Quarterly Results of Operations (Unaudited) . . . . . . . . . . 119


SCHEDULES SUPPORTING THE CONSOLIDATED FINANCIAL STATEMENTS:

  II - Valuation and Qualifying Accounts. . . . . . . . . . . . . 123


     All other schedules have been omitted since the required information is presented in the financial statements and related notes or is not applicable.

  MANAGEMENT'S STATEMENT OF RESPONSIBILITY FOR FINANCIAL INFORMATION

     The management of Jones Lang LaSalle Incorporated and its subsidiaries (Jones Lang LaSalle) has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the December 31, 2002 Annual Report filed on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

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

     Jones Lang LaSalle has established and maintains a system of internal controls and disclosure controls and procedures to safeguard assets against loss or unauthorized use, to ensure the proper authorization and accounting for all transactions and to ensure that the information required in periodic reports is identified and reported on a timely basis. These systems include appropriate reviews by Jones Lang LaSalle's Internal Audit Group and management as well as written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. The Internal Audit Group is assisted by PricewaterhouseCoopers.

     The Board of Directors, through its Audit Committee, is responsible for ensuring that both management and the independent auditors fulfill their respective responsibilities with regard to the financial statements. The Audit Committee, composed entirely of independent directors, meets periodically with both management and the independent auditors to assure that each is carrying out its responsibilities. The independent auditors and Jones Lang LaSalle's Internal Audit Group have full and free access to the Audit Committee and meet with it, with and without management present, to discuss matters including auditing, financial reporting and internal controls and disclosure controls and procedures.

     Management also recognizes its responsibility for fostering a strong ethical climate so that Jones Lang LaSalle's affairs are conducted according to high standards of conduct. This responsibility is characterized and reflected in Jones Lang LaSalle's Code of Business Ethics, which is publicized throughout Jones Lang LaSalle and on its public website. The Code of Business Ethics addresses, among other things, avoidance of potential conflicts of interest, protecting company assets, compliance with domestic and foreign laws, including those relating to financial disclosure and reporting violations or possible violations.




STUART L. SCOTT                        CHRISTOPHER A. PEACOCK
Chairman of the                        President and
Board of Directors                     Chief Executive Officer



LAURALEE E. MARTIN                     NICHOLAS J. WILLMOTT
Executive Vice President               Executive Vice President and
and Chief Financial Officer            Global Controller

                     INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors of
Jones Lang LaSalle Incorporated:

We have audited the accompanying consolidated financial statements of Jones Lang LaSalle Incorporated and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Incorporated and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 15 and 17 to the financial statements, Jones Lang LaSalle Incorporated and subsidiaries changed their method of accounting for goodwill and intangible assets in 2002 and changed their method of accounting for certain lease commission revenue in 2000.




                                  /s/ KPMG LLP


Chicago, Illinois
January 31, 2003,
   except as to note 19
   which is as of February 13, 2003

                                       JONES LANG LASALLE INCORPORATED

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2002 AND 2001
                                     ($ in thousands, except share data)

                                                                              2002             2001
                                                                            --------         --------
ASSETS
------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .       $ 13,654           10,446
  Trade receivables, net of allowances of $4,992 and $5,887
    in 2002 and 2001, respectively. . . . . . . . . . . . . . . . . .        227,579          222,590
  Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . .          4,165            3,847
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . .          7,623            8,872
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         15,142           11,802
  Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . .         27,382           16,935
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,760           11,340
                                                                            --------         --------

        Total current assets. . . . . . . . . . . . . . . . . . . . .        306,305          285,832

Property and equipment, at cost, less accumulated
  depreciation of $116,214 and $102,401 in
  2002 and 2001, respectively . . . . . . . . . . . . . . . . . . . .         81,652           92,503
Goodwill, with indefinite useful lives, at cost,
  less accumulated amortization of $36,398 and
  $35,327 in 2002 and 2001, respectively. . . . . . . . . . . . . . .        315,477          305,688
Negative goodwill, at cost, less accumulated
  amortization of ($565) in 2001. . . . . . . . . . . . . . . . . . .          --                (846)
Identified intangibles, with definite useful lives,
  at cost, less accumulated amortization of $28,928
  and $23,195 in 2002 and 2001, respectively. . . . . . . . . . . . .         18,344           23,327
Investments in and loans to real estate ventures. . . . . . . . . . .         74,994           64,528
Long-term receivables, net. . . . . . . . . . . . . . . . . . . . . .         15,248           10,427
Prepaid pension asset . . . . . . . . . . . . . . . . . . . . . . . .          9,646           14,384
Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . .         18,839           25,770
Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . .          4,343            5,407
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . .          7,668            8,707
                                                                            --------         --------
                                                                            $852,516          835,727
                                                                            ========         ========





                                       JONES LANG LASALLE INCORPORATED

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                              2002             2001
                                                                            --------         --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities. . . . . . . . . . . . . .       $ 92,389          104,568
  Accrued compensation. . . . . . . . . . . . . . . . . . . . . . . .        139,513          144,080
  Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . .         15,863           15,497
  Deferred tax liabilities. . . . . . . . . . . . . . . . . . . . . .             20               23
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         21,411           23,467
                                                                            --------         --------
        Total current liabilities . . . . . . . . . . . . . . . . . .        269,196          287,635

Long-term liabilities:
  Credit facilities . . . . . . . . . . . . . . . . . . . . . . . . .         26,077           60,621
  9% Senior Euro Notes, due 2007. . . . . . . . . . . . . . . . . . .        173,068          146,768
  Deferred tax liabilities. . . . . . . . . . . . . . . . . . . . . .            146            6,567
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,071           18,966
                                                                            --------         --------

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        485,558          520,557

Commitments and contingencies

Minority interest in consolidated subsidiaries. . . . . . . . . . . .          --                 789

Stockholders' equity:
  Common stock, $.01 par value per share, 100,000,000 shares authorized; 30,896,333 issued and outstanding as
    of December 31, 2002; 30,183,450 shares issued and outstanding
    as of December 31, 2001 . . . . . . . . . . . . . . . . . . . . .            309              302
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .        494,283          463,926
  Deferred stock compensation . . . . . . . . . . . . . . . . . . . .        (17,321)          (6,038)
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . .        (95,411)        (122,521)
  Stock held by subsidiary. . . . . . . . . . . . . . . . . . . . . .         (4,659)           --
  Stock held in trust . . . . . . . . . . . . . . . . . . . . . . . .           (460)          (1,658)
  Accumulated other comprehensive loss. . . . . . . . . . . . . . . .         (9,783)         (19,630)
                                                                            --------         --------
          Total stockholders' equity. . . . . . . . . . . . . . . . .        366,958          314,381
                                                                            --------         --------
                                                                            $852,516          835,727
                                                                            ========         ========

See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED
                                     CONSOLIDATED STATEMENTS OF EARNINGS

                                YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                     ($ in thousands, except share data)
                                                               2002           2001           2000
                                                            ----------     ----------     ----------
Revenue:
  Fee based services. . . . . . . . . . . . . . . . . .     $  831,096        889,633        920,660
  Equity in earnings from unconsolidated ventures . . .          2,581          8,560         16,693
  Other income. . . . . . . . . . . . . . . . . . . . .          6,752          7,256          5,171
                                                            ----------     ----------     ----------
        Total revenue . . . . . . . . . . . . . . . . .        840,429        905,449        942,524

Operating expenses:
  Compensation and benefits, excluding non-recurring
    and restructuring charges . . . . . . . . . . . . .        530,527        545,609        581,322
  Operating, administrative and other, excluding
    non-recurring and restructuring charges . . . . . .        203,211        222,229        225,878
  Depreciation and amortization . . . . . . . . . . . .         37,125         47,420         43,126
  Non-recurring and restructuring charges:
    Compensation and benefits . . . . . . . . . . . . .         11,438         40,120         85,795
    Operating, administrative and other . . . . . . . .          3,433         37,112          --
                                                            ----------     ----------     ----------
        Total operating expenses. . . . . . . . . . . .        785,734        892,490        936,121

  Operating income. . . . . . . . . . . . . . . . . . .         54,695         12,959          6,403

Interest expense, net of interest income. . . . . . . .         17,024         20,156         27,182
                                                            ----------     ----------     ----------
  Income (loss) before provision for income taxes and
    minority interest . . . . . . . . . . . . . . . . .         37,671         (7,197)       (20,779)
Net provision for income taxes. . . . . . . . . . . . .         11,037          7,986         22,053
Minority interest in earnings (losses) of subsidiaries.            711            228            (21)
                                                            ----------     ----------     ----------
Net income (loss) before extraordinary item and
  cumulative effect of  change in accounting principle.         25,923        (15,411)       (42,811)
Extraordinary gain on the acquisition of minority
  interest, net of tax. . . . . . . . . . . . . . . . .            341          --             --
Cumulative effect of change in accounting principle . .            846          --           (14,249)
                                                            ----------     ----------     ----------
Net income (loss) . . . . . . . . . . . . . . . . . . .     $   27,110        (15,411)       (57,060)
                                                            ==========     ==========     ==========
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments. . . . . . .     $    9,847         (2,218)       (18,509)
                                                            ----------     ----------     ----------
          Comprehensive income (loss) . . . . . . . . .     $   36,957        (17,629)       (75,569)
                                                            ==========     ==========     ==========




                                       JONES LANG LASALLE INCORPORATED

                               CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED





                                                           2002             2001            2000
                                                       ------------     ------------    ------------

Basic earnings (loss) per common share
  before extraordinary item and cumulative
  effect of change in accounting principle. . . . .    $       0.85            (0.51)          (1.72)
Extraordinary gain on the acquisition of
  minority interest, net of tax . . . . . . . . . .    $       0.01            --              --
Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . . . . . .    $       0.03            --              (0.58)
                                                       ------------       ----------      ----------
Basic earnings (loss) per common share. . . . . . .    $       0.89            (0.51)          (2.30)
                                                       ============       ==========      ==========

Basic weighted average shares outstanding . . . . .      30,486,842       30,016,122      24,851,823
                                                       ============       ==========      ==========

Diluted earnings (loss) per common share
  before extraordinary item and cumulative effect
  of change in accounting principle . . . . . . . .    $       0.81            (0.51)          (1.72)
Extraordinary gain on the acquisition of
  minority interest, net of tax . . . . . . . . . .    $       0.01            --              --
Cumulative effect of change in accounting principle    $       0.03            --              (0.58)
                                                       ------------       ----------      ----------
Diluted earnings (loss) per common share. . . . . .    $       0.85            (0.51)          (2.30)
                                                       ============       ==========      ==========

Diluted weighted average shares outstanding . . . .      31,854,397       30,016,122      24,851,823
                                                       ============       ==========      ==========











See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                     ($ in thousands, except share data)
                                                                                           Accumu-
                                                                                            lated
                                                                                 Shares     Other
                                         Additi-  Deferred              Stock    Held in   Compre-
                      Common Stock       tional     Stock   Retained   Held by    Trust    hensive
                   -------------------   Paid-In   Compen-  Earnings    Subsi-     and     Income
                      Shares    Amount   Capital   sation   (Deficit)   diary     Other    (Loss)    Total
                    ----------  ------   -------- --------  ---------  --------  -------   -------  -------
Balances at
 December 31,
 1999 . . . . . . . . .30,285,472$303    442,699  (70,106)   (50,050)    --           (7)   1,097  323,936

  Net loss. . . . . . .  --       --       --       --       (57,060)    --        --       --     (57,060)
  Shares issued in
   connection with:
    Stock option
     plan . . . . . . .461,250      5      5,674   (5,679)     --        --        --       --       --
    Amortization of
     shares issued
     in connection
     with stock
     option plan. . . .  --       --       --       1,357      --        --        --       --       1,357
    Stock purchase
     programs . . . . .255,237      2      4,379    --         --        --        --       --       4,381
  Shares held in
    trust . . . . . . .  --       --       --       --         --        --         (397)   --        (397)
  Share activity
   related to JLW
   merger:
    Adjustment shares
     subsequently
     retained . . . . .   (372)   --        (141)   --         --        --        --       --        (141)
    ESOT shares
     allocated. . . . .  --       --       9,900    --         --        --            7    --       9,907
    Shares repur-
     chased for
     payment of taxes
     on ESOT shares
     allocated. . . . .(301,437)   (3)    (4,037)   --         --        --        --       --      (4,040)
    Stock compensation
      adjustments . . .  --       --       2,798   (2,375)     --        --        --       --         423




                                       JONES LANG LASALLE INCORPORATED

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                                                                           Accumu-
                                                                                            lated
                                                                                 Shares     Other
                                         Additi-  Deferred              Stock    Held in   Compre-
                      Common Stock       tional     Stock   Retained   Held by    Trust    hensive
                   -------------------   Paid-In   Compen-  Earnings    Subsi-     and     Income
                      Shares    Amount   Capital   sation   (Deficit)   diary     Other    (Loss)    Total
                    ----------  ------   -------- --------  ---------  --------  -------   -------  -------
    Amortization of
      deferred stock
      compensation. .    --       --       --      72,481      --        --        --       --      72,481
  Cumulative effect
    of foreign cur-
    rency transla-
    tion adjustments.    --       --       --       --         --        --        --     (18,509) (18,509)
                    ----------   ----    ------- --------   --------  --------  -------- --------  -------
Balances at
 December 31, 2000. .30,700,150   307    461,272   (4,322)  (107,110)    --         (397) (17,412) 332,338

  Net loss. . . . . .    --       --       --       --       (15,411)    --        --       --     (15,411)
  Shares issued in
   connection with
   stock option
   plan . . . . . . .    6,001    --         117    --         --        --        --       --         117
  Restricted stock:
    Amortization of
     granted shares .    --       --       --       1,178      --        --        --       --       1,178
    Reduction in
     restricted
     stock compensa-
     tion rights
     outstanding. . .    --       --        (739)     739      --        --        --       --       --
    Other adjust-
     ments. . . . . . (461,249)    (5)         5    --         --        --        --       --       --
  Stock purchase
   programs:
    Shares granted. .  199,244      2      2,423    --         --        --        --       --       2,425
  Stock compensa-
   tion programs:
    Shares granted. .    --       --       5,529   (5,529)     --        --        --       --       --
    Amortization of
     granted shares .    --       --       --       1,896      --        --        --          (1)   1,895
    Shares issued . .  280,991      3      3,150    --         --        --        --       --       3,153
    Shares repur-
      shased for
      payment of
      taxes . . . . .  (67,725)    (1)      (893)   --         --        --        --       --        (894)




                                       JONES LANG LASALLE INCORPORATED

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED


                                                                                           Accumu-
                                                                                            lated
                                                                                 Shares     Other
                                         Additi-  Deferred              Stock    Held in   Compre-
                      Common Stock       tional     Stock   Retained   Held by    Trust    hensive
                   -------------------   Paid-In   Compen-  Earnings    Subsi-     and     Income
                      Shares    Amount   Capital   sation   (Deficit)   diary     Other    (Loss)    Total
                    ----------  ------   -------- --------  ---------  --------  -------   -------  -------
  Shares repurchased
    under share re-
    purchase program. (473,962)    (4)    (6,938)   --         --        --        --       --      (6,942)
  Shares held in
    trust . . . . . .    --       --       --       --         --        --       (1,460)   --      (1,460)
  Distribution of
    Shares held
    in trust. . . . .    --       --       --       --         --        --          199    --         199
  Cumulative effect
    of foreign
    currency trans-
    lation adjust-
    ments . . . . . .    --       --       --       --         --        --        --      (2,217)  (2,217)
                    ----------   ----    ------- --------   --------  --------  -------- --------  -------

Balances at
 December 31, 2001. .30,183,450  $302    463,926   (6,038)  (122,521)    --       (1,658) (19,630) 314,381

  Net income. . . . .    --       --       --       --        27,110     --        --       --      27,110
  Shares issued in
   connection with
   stock option
   plan . . . . . . .  150,943      2      2,656    --         --        --        --       --       2,658
  Restricted stock:
    Shares granted. .    --       --       9,077   (9,077)     --        --        --       --       --
    Amortization of
     granted shares .    --       --        --      2,516      --        --        --       --       2,516
    Reduction in
      restricted
      stock grants
      outstanding . .    --       --        (808)     808      --        --        --       --       --




                                       JONES LANG LASALLE INCORPORATED

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED


                                                                                           Accumu-
                                                                                            lated
                                                                                 Shares     Other
                                         Additi-  Deferred              Stock    Held in   Compre-
                      Common Stock       tional     Stock   Retained   Held by    Trust    hensive
                   -------------------   Paid-In   Compen-  Earnings    Subsi-     and     Income
                      Shares    Amount   Capital   sation   (Deficit)   diary     Other    (Loss)    Total
                    ----------  ------   -------- --------  ---------  --------  -------   -------  -------
  Stock purchase
   programs:
    Shares issued . .  166,304      2      2,674    --         --        --        --       --       2,676
    Shares repur-
      chased for
      payment of
      taxes . . . . .   (6,718)   --        (121)   --         --        --        --       --        (121)
  Stock compensation
   programs:
    Shares granted. .    --       --      11,416  (11,416)     --        --        --       --       --
    Amortization
      of granted
      shares. . . . .    --       --       --       5,886      --        --        --          (2)   5,884
    Shares issued . .  563,443      5      9,392    --         --        --        --       --       9,397
    Shares repur-
      chased for
      payment of
      taxes . . . . . (161,089)    (2)    (3,929)   --         --        --        --       --      (3,931)
  Distribution of
    shares held in
    trust . . . . . .    --       --       --       --         --        --        1,198    --       1,198
  Shares held by
    subsidiary. . . .    --       --       --       --         --       (4,659)    --       --      (4,659)
  Cumulative effect
    of foreign
    currency
    translation
    adjustments . . .    --       --       --       --         --        --        --       9,849    9,849
                    ----------   ----    ------- --------   --------  --------  -------- --------  -------
Balances at
 December 31, 2002. .30,896,333  $309    494,283  (17,321)   (95,411)   (4,659)     (460)  (9,783) 366,958
                    ==========   ====    ======= ========   ========  ========  ======== ========  =======



See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                              ($ in thousands)
                                                                     2002         2001        2000
                                                                   --------     --------    --------
Cash flows from operating activities:
 Cash flows from earnings:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . .    $ 27,110      (15,411)    (57,060)
  Reconciliation of net income (loss) to net cash provided by earnings:
    Cumulative effect of change in accounting principle . . . .        (846)       --         14,249
    Minority interest . . . . . . . . . . . . . . . . . . . . .         711          228         (21)
    Depreciation and amortization . . . . . . . . . . . . . . .      37,125       47,420      43,126
    Equity in earnings and gain on sale from uncon-
      solidated ventures. . . . . . . . . . . . . . . . . . . .      (2,581)      (8,560)    (16,693)
    Operating distributions from real estate ventures . . . . .       4,981       10,654      18,126
    Provision for loss on receivables and other assets. . . . .       3,529       30,318       5,464
    Stock compensation expense. . . . . . . . . . . . . . . . .         139           36      85,795
    Amortization of deferred compensation . . . . . . . . . . .      11,931        7,990       6,474
    Amortization of debt issuance costs . . . . . . . . . . . .       1,303        1,224       1,444
                                                                   --------     --------    --------
          Net cash provided by earnings . . . . . . . . . . . .      83,402       73,899     100,904

  Cash flows from changes in working capital:
    Receivables . . . . . . . . . . . . . . . . . . . . . . . .      (9,142)      19,184       9,548
    Prepaid expenses and other assets . . . . . . . . . . . . .       4,196       (3,098)     (7,305)
    Deferred tax assets and income tax refund receivable. . . .      (9,467)      (8,385)      7,991
    Accounts payable, accrued liabilities and accrued
      compensation. . . . . . . . . . . . . . . . . . . . . . .        (620)     (27,497)     29,202
                                                                   --------     --------    --------
          Net cash flows from changes in working capital. . . .     (15,033)     (19,796)     39,436
                                                                   --------     --------    --------
          Net cash provided by operating activities . . . . . .      68,369       54,103     140,340

Cash flows used in investing activities:
    Net capital additions--property and equipment . . . . . . .     (16,790)     (35,792)    (45,804)
    Other acquisitions and investments, net of cash acquired
      and transaction costs . . . . . . . . . . . . . . . . . .        (287)      (5,413)    (13,333)
    Investments in real estate ventures:
      Capital contributions and advances to real estate ventures    (30,010)     (16,367)    (15,214)
      Distributions, repayments of advances and sale of
        investments . . . . . . . . . . . . . . . . . . . . . .      20,747       25,023       7,761
                                                                   --------     --------    --------
          Net cash used in investing activities . . . . . . . .     (26,340)     (32,549)    (66,590)




                                       JONES LANG LASALLE INCORPORATED

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                     2002         2001        2000
                                                                   --------     --------    --------
Cash flows used in financing activities:
    Proceeds from borrowings under credit facilities. . . . . .     414,223      340,635     262,581
    Repayments of borrowings under credit facilities. . . . . .    (448,461)    (361,723)   (490,566)
    Proceeds from issuance of bonds, net of financing costs . .       --           --        148,596
    Shares repurchased for payment of taxes on stock awards . .      (4,052)      (4,118)       (816)
    Shares repurchased under share repurchase program . . . . .      (4,659)      (6,942)      --
    Common stock issued under stock option plan and stock
      purchase programs . . . . . . . . . . . . . . . . . . . .       4,128        2,197       1,990
                                                                   --------     --------    --------
          Net cash used in financing activities . . . . . . . .     (38,821)     (29,951)    (78,215)
                                                                   --------     --------    --------
  Net increase (decrease) in cash and cash equivalents. . . . .       3,208       (8,397)     (4,465)
  Cash and cash equivalents, January 1. . . . . . . . . . . . .      10,446       18,843      23,308
                                                                   --------     --------    --------
  Cash and cash equivalents, December 31. . . . . . . . . . . .    $ 13,654       10,446      18,843
                                                                   ========     ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . .    $ 19,705       21,140      28,548
    Taxes, net of refunds . . . . . . . . . . . . . . . . . . .      14,144       23,647       5,620




















See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (in millions, except where otherwise noted)


(1)  ORGANIZATION

     Jones Lang LaSalle Incorporated ("Jones Lang LaSalle" which may be referred to as we, us, our or the Company), was incorporated in 1997, and its operations presently include the businesses previously known as LaSalle Partners (founded in 1968) and Jones Lang Wootton (founded in 1873). We are a leading provider of integrated real estate services and solutions to real estate owners, occupiers and investors around the world. We serve our client's real estate needs locally, regionally and globally from offices in over 100 markets in 34 countries on five continents, with approximately 16,900 employees including approximately 9,800 directly reimbursable property maintenance employees. Our breadth of services include space acquisition and disposition, facilities and property management, project and development services, leasing, buying and selling properties, consulting and capital markets expertise. We also provide investment management on a global basis for both public and private assets through LaSalle Investment Management, our investment management business. Our services are enhanced by our strong research capabilities, our technology platforms and our strategic solutions approach with our clients. The ability to provide this network of services around the globe was solidified effective March 11, 1999 with the merger of the business of the Jones Lang Wootton companies ("JLW") with those of LaSalle Partners Incorporated ("LaSalle Partners"). In connection with this merger, the name of the company was changed from LaSalle Partners Incorporated to Jones Lang LaSalle Incorporated (see Note 3).


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     Our financial statements include the accounts of Jones Lang LaSalle and its majority-owned-and-controlled subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates over which we exercise significant influence, but not control, are accounted for by the equity method. Under this method we maintain an investment account, which is increased by contributions made and our share of net income of the unconsolidated affiliates, and decreased by distributions received and our share of net losses of the unconsolidated affiliates. Our share of each unconsolidated affiliate's net income or loss, including gains and losses from capital transactions, is reflected in our statement of earnings as "equity in earnings from unconsolidated ventures." Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method. Under the cost method our investment account is increased by contributions made and decreased by distributions representing return of capital. Distributions of income are reflected in our statement of earnings as in "equity in earnings from unconsolidated ventures."

                    JONES LANG LASALLE INCORPORATED

     REVENUE RECOGNITION

     We recognize advisory and management fees in the period in which we perform the service. Transaction commissions are recognized as income when we provide the service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies are satisfied. Development management fees are generally recognized as billed, which we believe approximates the percentage of completion method of accounting. Incentive fees are generally tied to some form of contractual milestone and are recorded in accordance with the specific terms of the underlying compensation agreement. The Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No.
101. We implemented SAB No. 101 in 2000 as discussed more fully in Note 17. Pursuant to contractual arrangements, accounts receivable includes unbilled amounts of $56.9 million and $50.4 million at December 31, 2002 and 2001, respectively.

     In certain of our businesses, primarily those involving management services, we are reimbursed by our clients for expenses that are incurred on their behalf. The treatment of reimbursable expenses for financial reporting purposes is based upon the fee structure of the underlying contracts. A contract that provides a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such, is reported on a gross basis. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. When the fee structure is comprised of at least two distinct elements: the fixed management fee and a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client, we will account for the contract on a net basis. This means we include the fixed management fee in reported revenues and we net the reimbursement against the expenses. This characterization is based on the following factors: (i) the property owner generally has authority over hiring practices and the approval of payroll prior to payment by Jones Lang LaSalle; (ii) Jones Lang LaSalle is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) Jones Lang LaSalle generally earns no margin in the arrangement, obtaining reimbursement only for actual cost incurred. The majority of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated approximately $360 million in 2002. Prior year comparative information is not available given that it was necessary to reconfigure our reporting systems in 2002 as our global systems did not separate these costs.

     ACCOUNTS RECEIVABLE

     We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate includes specific accounts for which payment has become unlikely. This estimate is also based on historical experience combined with a careful review of current developments and with a strong focus on credit quality. A detailed discussion of the calculation can be found in the Summary of Critical Accounting Policies and Estimates section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    JONES LANG LASALLE INCORPORATED

     IMPAIRMENT OF LONG-LIVED ASSETS

     We apply Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") to recognize and measure impairment of long-lived assets. SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring that those long-lived assets to be held and used be measured at the lower of carrying costs or their fair value, and by requiring that those long-lived assets to be held for sale to be measured at the lower of carrying costs or their fair value less costs to sell, whether reported in continuing operations or in discontinued operations. We adopted SFAS 144 on January 1, 2002. The effect of implementing SFAS 144 did not have a material impact on our consolidated financial statements.

     We review long-lived assets, including investments in real estate ventures, intangibles and property and equipment for impairment on an annual basis, or whenever events or circumstances indicate the carrying value of an asset group may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the asset group. If impairment exists due to the inability to recover the carrying value of an asset group, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value.

     During 2001, we reviewed our e-commerce investments on an investment by investment basis, evaluating actual business performance against original expectations, projected future performance and associated cash flows, and capital needs and availability. As a result of this evaluation we determined that our investments in e-commerce were impaired and fully wrote down these investments by the end of 2001 as part of our non-recurring charges. It is currently our policy to expense any additional investments, primarily contractual commitments to fund operating expenses of existing investments, that are made into these ventures in the period they are made. These charges are recorded as ordinary recurring charges. In 2002 we expensed a total of $287,000 of such investments.

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

     DERIVATIVES AND HEDGING ACTIVITIES

     On January 1, 2001 we adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure the instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

                    JONES LANG LASALLE INCORPORATED

     In the normal course of business, we use derivative financial instruments to manage foreign currency risk. At December 31, 2002, we had forward exchange contracts in effect with a gross notional value of $143.1 million ($82.1 million on a net basis) and a market and carrying gain of $3.1 million. In the past we have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We did not enter into any interest rate swap agreements during 2002 or 2001, and there were no such agreements outstanding as of December 31, 2002.

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

     As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. We hedge any foreign exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on our earnings during 2002 and 2001 of the unrealized gain on foreign currency contracts, offset by the loss resulting from re-measurement of foreign currency transactions, was not significant.

     COMMITMENTS AND CONTINGENCIES

     We are subject to various claims and contingencies related to lawsuits, taxes and environmental matters as well as commitments under contractual obligations. We recognize the liability associated with commitments and contingencies when a loss is probable and estimable. Our contractual obligations relate to the provision of services by us in the normal course of our business.

     ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE
ASSETS

     We have historically grown through a series of acquisitions and one substantial merger. As a result of this activity, and consistent with the services nature of our businesses we acquired, the largest assets on our balance sheet are intangibles resulting from business acquisitions and the JLW merger. Historically we have amortized these intangibles over their estimated useful lives (generally eight to forty years). Beginning
January 1, 2002, pursuant to the issuance of Statement No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"), we have ceased the amortization of intangibles with indefinite useful lives, which have a net book value of $315.5 million at December 31, 2002. This has reduced our annual amortization expense by $9.6 million. We will continue to amortize intangibles with definite useful lives, which primarily represent the value placed on management contracts that are acquired as part of our acquisition of a company.

                    JONES LANG LASALLE INCORPORATED

     In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this evaluation, we determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. For purposes of this exercise, we defined reporting units based on how the Chief Operating Decision Makers for each segment looked at their segments when determining strategic business decisions. The following reporting units were determined: Investment Management, Americas OOS, Australia OOS, Asia OOS, and by country in Europe OOS. We have determined the fair value of each reporting unit on the basis of a discounted cash flow methodology and compared it to the reporting unit's carrying amount. In all cases, the fair value of each reporting unit exceeded its carrying amount, and therefore no impairment loss has been recognized on our goodwill.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates. For further discussion of accounting estimates please refer to the Summary of Critical Accounting Policies and Estimates section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     CASH HELD FOR OTHERS

     We control certain cash and cash equivalents as agents for our investment and property management clients. Such amounts are not included in our consolidated financial statements.

     STATEMENT OF CASH FLOWS

     Cash and cash equivalents include demand deposits and investments in United States Treasury instruments (generally held as available for sale) with maturities of three months or less. The combined carrying value of such investments of $5.3 million and $1.5 million at December 31, 2002 and 2001, respectively, approximates their market value.

     The effects of foreign currency translation on cash balances are reflected in cash flows from operating activities on the Consolidated Statement of Cash Flows.

     INVESTMENTS IN REAL ESTATE VENTURES AND OTHER CORPORATIONS

     We have non-controlling ownership interests in various real estate ventures with interests generally ranging from less than 1% to 47.85%, which are generally accounted for using the equity method of accounting. These investments are discussed further in Note 8.

     We have made investments in certain high technology and e-commerce related private corporations whose operations are connected to the real estate industry. These investments are for less than 20% of the voting stock of the corporations and we are not able to exercise significant influence over the operating and financial policies of these corporations. Such investments are accounted for under the cost method. In 2001, we determined that these investments were impaired and recorded $18.0 million of non-recurring expense. These impairments are discussed further in
Note 6.

                    JONES LANG LASALLE INCORPORATED

     DEBT ISSUANCE COSTS

     Costs incurred in connection with the issuance of debt are capitalized and amortized over the periods to which the underlying debt is outstanding. Amortization expense related to debt issuance costs, included as interest expense, was $1.3 million, $1.2 million and $1.4 million in 2002, 2001 and 2000, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Our financial instruments include cash and cash equivalents, receivables, accounts payable, notes payable and foreign currency exchange contracts. The estimated fair value of cash and cash equivalents, receivables and payables approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of our revolving credit facility and short-term borrowings approximates their carrying value due to their variable interest rate terms. The fair value of the Senior Euro Notes was euro 168.3 million, or $176.5 million which was the mid-market value as of December 31, 2002. The fair value of forward foreign exchange contracts is estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date.

     FOREIGN CURRENCY TRANSLATION

     The financial statements of our subsidiaries located outside the United States, except those subsidiaries located in highly inflationary economies, are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date with the resulting translation adjustments included in the balance sheet as a separate component of stockholders' equity (accumulated other comprehensive income) and in the statement of earnings (other comprehensive income - foreign currency translation adjustments). Income and expenses are translated at the average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings. For subsidiaries operating in highly inflationary economies, the associated gains and losses from balance sheet translation adjustments are included in net earnings.

     EARNINGS PER SHARE

     The basic income per common share for the year ended December 31,2002 was calculated based on basic weighted average shares outstanding of 30,486,842. Diluted income per common share for the year ended December 31, 2002 was calculated based on diluted weighted average shares outstanding of 31,854,397. The following table details the calculation of diluted average shares outstanding:

                                     2002        2001        2000
                                  ----------  ----------  ----------

Net income (loss) . . . . . . . . $   27,110     (15,411)    (57,060)
Basic weighted average shares
  outstanding . . . . . . . . . . 30,486,842  30,016,122  24,851,823
                                  ----------  ----------  ----------
Basic earnings (loss)
  per common share. . . . . . . . $     0.89       (0.51)      (2.30)
                                  ==========  ==========  ==========

Diluted net income (loss) . . . . $   27,110     (15,411)    (57,060)

                    JONES LANG LASALLE INCORPORATED

                                     2002        2001        2000
                                  ----------  ----------  ----------

Basic weighted average shares
  outstanding . . . . . . . . . . 30,486,842  30,016,122  24,851,823
Dilutive impact of common
 stock equivalents:
  Outstanding stock options . . .    354,125       --          --
  Unvested stock compensa-
    tion programs . . . . . . . .  1,013,430       --          --
                                  ----------  ----------  ----------

Dilutive weighted average
  shares outstanding. . . . . . . 31,854,397  30,016,122  24,851,823
                                  ----------  ----------  ----------

Dilutive earnings (loss)
  per common share. . . . . . . . $     0.85       (0.51)      (2.30)
                                  ==========  ==========  ==========

     The basic and diluted losses per common share for the years ended December 31, 2001 and 2000 were calculated based on basic weighted average shares outstanding of 30,016,122 and 24,851,823, respectively. The increase in shares outstanding from 2000 to 2001 was primarily the result of the expiration of certain vesting conditions on 5.2 million of the shares issued in connection with the JLW merger. As a result of the net loss incurred in these periods, diluted weighted average shares outstanding for the years ended December 31, 2001 and 2000 do not give effect to common stock equivalents as to do so would be anti-dilutive. These common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods.

     DEPRECIATION

     Depreciation and amortization is calculated for financial reporting purposes primarily using the straight-line method based on the estimated useful lives of our assets. The following table shows the gross value of each asset category at December 31, 2002 and 2001, respectively, as well as the standard depreciable life for each asset category (in thousands):

                      December 31,   December 31,    Depreciable
Category                 2002           2001         Life
--------              ------------   ------------    -----------

Furniture, fixtures
  and equipment . . .     $ 36.2          $  40.2    7 years
Computer equipment
  and software. . . .      114.9            108.6    2 to 7 years
Leasehold
  Improvements. . . .       36.5             33.8    1 to 10 years
Automobiles . . . . .        9.5             11.4    3 to 6 years

     STOCK-BASED COMPENSATION

     We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We follow Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation, and accordingly, recognize no compensation expense for stock option grants, but provide pro forma disclosures required by Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123."

                    JONES LANG LASALLE INCORPORATED

     We have also established stock compensation programs for certain of our employees pursuant to which they are awarded Jones Lang LaSalle common stock if they are employed at the end of the vesting period. These stock compensation programs meet the definition of fixed awards as defined in SFAS 123, as amended, and therefore, we recognize compensation expense, based on the market value of awards on the grant date, over the vesting period.

     See Note 13 for additional information on stock-based compensation.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current presentation. In 2001 and 2000, Strategic Consulting ("SCON"), a globally allocated department, recorded its revenue as a reduction to expense. Beginning in 2002, this revenue is recorded as part of revenue. The SCON revenue for 2001 and 2000 has been reclassified for comparability. The impact of the reclassification of 2001 and 2000 revenue related to SCON was to increase revenues and operating expenses by $10.4 and $9.2 for the years ending December 31, 2001 and 2000, respectively.

     Beginning in December 2002, pursuant to the FASB's Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred", we have reclassified reimbursements received for out-of-pocket expenses to revenues in the income statement, as opposed to being shown as a reduction of expenses. These out-of-pocket expenses amounted to $2.9 million, $4.0 million and $3.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Beginning in December 2002, we have reclassified as revenue our recovery of indirect costs related to our management services business, as opposed to being classified as a reduction of expenses in the income statement. This recovery of indirect costs for the years ended December 31, 2002, 2001 and 2000 totaled $9.7 million, $9.3 million and $7.3 million, respectively.

     Beginning in September 2002, we aggregated our loans to co-investments with our investments in co-investments. The co-investment loans of $7.6 million in the December 31, 2001 balance sheet have been reclassified to conform with this new presentation.


NEW ACCOUNTING STANDARDS

     ASSET RETIREMENT OBLIGATIONS

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations,"
("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

     SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

                    JONES LANG LASALLE INCORPORATED

     The Company is required, and plans to adopt, the provisions of SFAS 143 for the quarter ending March 31, 2003. We have not yet fully assessed the impact of SFAS 143 on our consolidated financial statements, but do not anticipate it to be material.

     COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability.

     SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. If SFAS 146 had been effective in 2002, we would have been unable to recognize approximately $500,000 of excess lease costs taken as part of the 2002 restructuring charge. The adoption of SFAS 146 is not expected to have material impact on our consolidated financial statements.

     ACCOUNTING AND DISCLOSURE BY GUARANTORS

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

     FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

     The Company has adopted FIN 45 and has provided the disclosure requirements and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date the Company has not entered into or modified guarantees pursuant to the recognition provisions of FIN 45. Guarantees covered by the disclosure provisions of FIN 45 are discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 8, 9 and 16 to Notes to Consolidated Financial Statements.

                    JONES LANG LASALLE INCORPORATED

     ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE

     In December 2002, The FASB issued Statement No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in Note 13 to Notes to Consolidated Financial Statements.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on our consolidated financial statements.


(3)  ACQUISITION AND MERGER

     JONES LANG LASALLE ASSET MANAGEMENT SERVICES ACQUISITION

     In December 2002, Jones Lang LaSalle acquired the 45% minority interest in the joint venture company Jones Lang LaSalle Asset Management Services, which, since 2000 has exclusively provided Asset Management services for all Skandia Life properties in Sweden. The purchase price of the minority interest was approximately $1 million, a discount to the fair value of the net assets acquired. As a result, we have recorded an after-tax gain of $341,000 as an extraordinary item in 2002.

     JONES LANG WOOTTON MERGER

     On March 11, 1999, LaSalle Partners merged its business with that of JLW and changed its name to Jones Lang LaSalle Incorporated. In accordance with the purchase and sale agreements, we issued 14.3 million shares of our common stock on March 11, 1999, plus $6.2 million in cash (collectively, the "Consideration") in connection with the acquisition of the property and asset management, advisory and other real estate businesses operated by a series of JLW partnerships and corporations in Europe, Asia, Australia, North America and New Zealand. Approximately 12.5 million of the shares were issued to former JLW equity owners (having both direct and indirect ownership) and 1.8 million of the shares were placed in an employee stock ownership trust ("ESOT") to be distributed by December 31, 2000 to selected employees of the former JLW entities. Included in the total ESOT shares are 900,000 shares that were allocated on March 11, 1999 and 200,000 that were allocated on December 31, 1999, with the remaining 700,000 shares allocated by December 31, 2000. Issuance of the shares was not registered under the U.S. securities laws, and the shares were generally subject to a contractual one-year restriction on sale.

                    JONES LANG LASALLE INCORPORATED

     Included in the 14.3 million shares originally issued were 1.2 million shares which were subject to a post-closing net worth adjustment. The procedures related to the post-closing net worth calculation were completed during the third quarter of 1999 and resulted in 500,000 shares being retained by us and an additional $500,000 in cash consideration being due to certain of the former JLW owners.

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
                                      ====            ====

     As noted in the previous table, 7.2 million shares, or 52% of the shares issued, were subject to accounting under APB Opinion No. 16. The value of those shares totaled $141.8 million for accounting purposes based on the five-day average closing stock price surrounding the date the financial terms of the merger with JLW were substantially complete, discounted at a rate of 20% for transferability restrictions. The value of the shares, in addition to a cash payment of approximately $6.2 million and capitalizable transaction costs of approximately $15.8 million were allocated to the identifiable assets acquired and liabilities assumed, based on our estimate of fair value, which totaled $247.5 million and $245.9 million, respectively. Included in the assets acquired was $32.2 million in cash. Included in the liabilities assumed was $47.4 million of obligations to former partners for undistributed earnings, all of which was paid by December 31, 2000. The resulting excess purchase price of $162.2 million was allocated to goodwill which was being amortized on a straight-line basis over 40 years based on our estimate of useful lives. As discussed in Note 2, as a result of the adoption of SFAS 142, effective January 1, 2002, we have ceased amortization of the net carrying value of this goodwill.

     The remaining 6.6 million shares, or 48% of the shares issued, and $500,000 in cash paid are subject to accounting under APB Opinion No. 25. Accordingly, shares issued were accounted for as compensation expense or deferred compensation expense to the extent they were subject to forfeiture or vesting provisions. Included in the 6.6 million shares were 1.3 million shares that were subject to variable stock award plan accounting. The remaining 5.3 million shares and the $500,000 in cash paid were subject to fixed stock award plan accounting. As of December 31, 2000, all compensation expense related to these shares has been recognized, therefore, there is no such expense after December 31, 2000. Compensation expense related to these shares for the year ended December 31, 2000 totaled $85.8 million.

                    JONES LANG LASALLE INCORPORATED

(4)  DISPOSITION

     Effective December 31, 1996, we sold our Construction Management business and certain related assets to a former member of management for a $9.1 million note. The note, which is secured by the current and future assets of the business, is due December 31, 2006 and bears interest at rates of 6.8% to 10.0%, with interest payments due annually. Annual principal repayments began in January 1998. The outstanding balance of this loan as of December 31, 2002 is $5.3 million. The payments due under the terms of this note are current.

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

     Under the terms of the Asset Purchase Agreement, Jones Lang LaSalle has the option to repurchase up to 49.9% of the ownership in the Construction Management business on the earlier of the December 31, 2006 or the prepayment of the note receivable. The choice to exercise the repurchase option belongs solely to Jones Lang LaSalle.


(5)  SHARE REPURCHASE

     On October 30, 2002 we announced that our Board of Directors had approved a share repurchase program. Under the program, we may repurchase up to one million shares in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. In the fourth quarter of 2002 we repurchased 300,000 shares at an average price of $15.56 per share. These shares are held by a subsidiary of Jones Lang LaSalle.

     The 2002 share repurchase program replaces a program that was in place in 2001 authorizing purchases of up to $10.0 million. On March 8, 2001, we repurchased and cancelled 473,962 shares of our own common stock at a price of $14.65 per share, totaling $6.9 million. There were no further purchases in 2001.


(6)  NON-RECURRING AND RESTRUCTURING CHARGES

     For the years ended December 31, 2002 and 2001, non-recurring and restructuring charges totaled $14.9 million and $77.2 million, respectively. These charges and associated tax benefits are made up of the following:

                                                     2002    2001
                                                    ------  ------
Non-Recurring & Restructuring Charges
-------------------------------------
Impairment of E-commerce Investments. . . . . .     $ (0.3)   18.0

Insolvent Insurance Providers . . . . . . . . .        --      1.9

Land Investment & Development Group
  Impairment Charges. . . . . . . . . . . . . .        3.0     3.5

2001 Global Restructuring Program:
  Compensation & Benefits . . . . . . . . . . .       (1.3)   40.1
  Operating, Administrative & Other . . . . . .        0.1    13.7

                    JONES LANG LASALLE INCORPORATED

                                                     2002    2001
                                                    ------  ------
2002 Global Restructuring Program:
  Compensation & Benefits . . . . . . . . . . .       12.7     --
  Operating, Administrative & Other . . . . . .        0.7     --
                                                     -----   -----
Total Non-Recurring & Restructuring Charges . .      $14.9    77.2
                                                     =====   =====

Net tax benefit for current year charges. . . .      $ 5.0    21.3
Net tax benefit for prior year charges. . . . .        1.8     --
                                                     -----   -----
                                                     $ 6.8    21.3
                                                     =====   =====

     E-COMMERCE INVESTMENT IMPAIRMENT

     Non-recurring charges in 2001 include the write-down of our investments in e-commerce ventures. In 2001, we reviewed our e-commerce investments on an investment-by-investment basis, evaluating actual business performance against original expectations, projected future cash flows, and capital needs and availability. By the end of 2001, we had written down all of our investments in e-commerce ventures. It is currently our policy to expense any additional investments, primarily contractual commitments to fund operating expenses of existing investments, which are made into these ventures in the period they are funded. These charges are recorded as ordinary recurring charges. In 2002, we expensed $287,000 of such investments. Also in 2002, $276,000 related to an e-commerce venture written-off in 2001 was recovered and recorded as a credit to non-recurring expense.

     INSOLVENT INSURANCE PROVIDERS

     The non-recurring charges for the full year of 2001 included $1.9 million against our exposure to insolvent insurance providers, of which $1.6 million related to approximately 30 claims that were covered by an Australian insurance provider, HIH Insurance Limited ("HIH"). At
December 31, 2002 $1.1 million remained to pay claims related to HIH. We believe this reserve is adequate to cover the remaining claims and expenses to be paid as a result of the HIH insolvency although there remains a risk given the nature of the underlying claims that this reserve may not be adequate. In addition there was one large, complex claim, with multiple defendants and plaintiffs, which we believed was covered by another class of insurance, and therefore, no reserve was established for this claim. We settled this claim at no cost to us in the third quarter of 2002.

     LAND INVESTMENT AND DEVELOPMENT GROUP IMPAIRMENT

     As part of the broad based business restructuring in the second half of 2001, we closed the non-strategic residential land investment business in the Americas region of the Investment Management segment. Included in non-recurring expense in 2001 was an impairment provision of $3.5 million against the carrying value of certain residential land co-investments. We had determined that we would not fund these investments beyond our contractual commitments and would seek to manage an exit from this portfolio. In 2002 we took additional impairment charges of $2.8 million to fully write-down an additional two of these co-investments as a result of adverse performance expectation developments in 2002. This charge is included in non-recurring expense. Any future impairment charges or gains or losses on disposal relating to the Land Investment Group will be included in non-recurring charges. Included in investments in real estate

                    JONES LANG LASALLE INCORPORATED
ventures as of December 31, 2002 is the book value of the five remaining Land Investment Group investments of $2.1 million. Three of these investments have been fully written down. We have provided guarantees associated with this investment portfolio of $1.2 million, which we currently do not expect to be required to fund. We currently expect to have liquidated the Land Investment Group investments by the end of 2006.

     Additionally, as part of the 2001 restructuring program, we disposed of our Americas Development Group, retaining an interest in certain investments originated by this group with the intention of liquidating them by the end of 2003. In 2002 we have recorded a net gain of $675,000 as a result of the disposal of three of these investments, an impairment charge of $472,000 relating to two properties that were subsequently sold and equity losses of $404,000. The net gain and expenses have been recorded in non-recurring expense in 2002. Any future impairment charges or gains or losses on disposal relating to the Development Group will be included in non-recurring expenses. Included in investment in real estate ventures as of December 31, 2002 is the book value of the one remaining investment project of $893,000. We currently expect to have liquidated this investment by the end of 2003.

     BUSINESS RESTRUCTURING

     Business restructuring charges include severance and professional fees associated with the realignment of our business. In 2001, the Asia Pacific business underwent a realignment from a traditional geographic structure to one that is managed according to business lines. In addition, in the second half of 2001 we implemented a broad based restructuring of our business that reduced headcount by approximately 9%. The total charge for the full year of 2001 for estimated severance and related costs was $43.9 million. Included in the $43.9 million was $40.0 million of severance costs and approximately $3.0 million of professional fees. The balance of $900,000 included relocation and other severance related expenses. Of these estimated costs, $40.0 million had been paid at December 31, 2002, with a further $2.6 million to be paid over the balance of 2003. The actual cost incurred by individual have varied from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law, developments in the underlying business, resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions. This has meant that we have taken a credit in 2002 of $1.3 million to the non-recurring compensation and benefits expense and additional expense of $98,000 to the non-recurring operating, administrative and other expense.

     In December 2002, our Board of Directors approved a reduction of our workforce by four percent to meet expected global economic conditions. As such, we have recorded $12.7 million in non-recurring compensation and benefits expense and $632,000 in non-recurring operating, administrative and other expense in 2002, primarily related to the lease cost of excess space. We expect that the $12.7 million will be paid out by December 31, 2003.

                    JONES LANG LASALLE INCORPORATED

     The following table displays the net charges incurred by segment for the years ended December 31, 2002 and 2001:

                                                     2002    2001
                                                    ------  ------
Non-Recurring & Restructuring Charges
-------------------------------------

Owner and Occupier Services:
  Americas. . . . . . . . . . . . . . . . . . .      $ 4.8    34.9
  Europe. . . . . . . . . . . . . . . . . . . .        6.7    22.6
  Asia Pacific. . . . . . . . . . . . . . . . .        0.3    12.6

Investment Management (1) . . . . . . . . . . .        2.6     5.0
Corporate . . . . . . . . . . . . . . . . . . .        0.5     2.1
                                                     -----   -----
Total Non-Recurring and Restructuring Charges .      $14.9    77.2
                                                     =====   =====

    (1) Non-recurring charges for Investment Management in 2002 were primarily asset write-downs.

There were no similar charges in 2000. The non-recurring charges incurred in 2000 consisted of merger-related stock compensation expense resulting from the JLW merger. See Note 3 for additional information.


(7)  BUSINESS SEGMENTS

     We manage our business along a combination of geographic and functional lines. Operations are reported as four business segments: the three geographic regions of Owner and Occupier Services ("OOS"), (i) Americas, (ii) Europe and (iii) Asia Pacific, which offer our full range of Corporate Solutions, Investor Services, and Capital Markets Services, and
(iv) Investment Management which offers investment management services on a global basis. The OOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively, "implementation services") and property management, corporate property services, project and development management services (collectively, "management services"). The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high-net-worth individuals.

     Total revenue by industry segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. We allocate all expenses, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate global overhead, including certain globally managed stock programs. These corporate global overhead expenses are allocated to the business segments based on the relative revenue of each segment.

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

                    JONES LANG LASALLE INCORPORATED

     Summarized financial information by business segment for 2002, 2001 and 2000 are as follows ($ in thousands):

                                      2002        2001        2000
                                    --------    --------    --------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services . . .   $135,013     158,775     187,450
    Management services . . . . .    154,255     165,940     149,880
    Equity earnings (losses). . .        (10)        366         478
    Other services. . . . . . . .      1,170       1,665         847
    Intersegment revenue. . . . .        476       1,191       1,898
                                    --------    --------    --------
                                     290,904     327,937     340,553
  Operating expenses:
    Compensation, operating and
      administrative expenses . .    240,141     277,473     292,696
    Depreciation and
      amortization. . . . . . . .     18,761      24,138      21,505
                                    --------    --------    --------
          Operating income. . . .   $ 32,002      26,326      26,352
                                    ========    ========    ========

 EUROPE
  Revenue:
    Implementation services . . .   $228,155     252,608     276,168
    Management services . . . . .     82,492      88,700      79,873
    Other services. . . . . . . .      3,767       3,532       2,227
                                    --------    --------    --------
                                     314,414     344,840     358,268
  Operating expenses:
    Compensation, operating and
      administrative expenses . .    286,238     289,664     305,075
    Depreciation and
      amortization. . . . . . . .     10,421      12,652      11,713
                                    --------    --------    --------
          Operating income. . . .   $ 17,755      42,524      41,480
                                    ========    ========    ========

 ASIA PACIFIC
  Revenue:
    Implementation services . . .   $ 77,329      79,731      91,676
    Management services . . . . .     47,625      47,945      41,853
    Other services. . . . . . . .      1,624       1,878       2,069
                                    --------    --------    --------
                                     126,578     129,554     135,598
  Operating expenses:
    Compensation, operating and
      administrative expenses . .    120,136     122,959     129,269
    Depreciation and
      amortization. . . . . . . .      6,673       6,951       6,102
                                    --------    --------    --------
          Operating income
            (loss). . . . . . . .   $   (231)       (356)        227
                                    ========    ========    ========

                    JONES LANG LASALLE INCORPORATED

                                      2002        2001        2000
                                    --------    --------    --------
 INVESTMENT MANAGEMENT
  Revenue:
    Implementation services . . .   $  5,058       2,387       7,228
    Advisory fees . . . . . . . .    101,169      93,558      86,475
    Equity earnings . . . . . . .      2,591       8,194      16,215
    Other services. . . . . . . .        191         170          85
                                    --------    --------    --------
                                     109,009     104,309     110,003
  Operating expenses:
    Compensation, operating and
      administrative expenses . .     87,699      78,933      82,058
    Depreciation and
      amortization. . . . . . . .      1,270       3,679       3,806
                                    --------    --------    --------
          Operating income. . . .   $ 20,040      21,697      24,139
                                    ========    ========    ========

Total segment revenue . . . . . .   $840,905     906,640     944,422
Intersegment revenue
  eliminations. . . . . . . . . .       (476)     (1,191)     (1,898)
                                    --------    --------    --------
          Total revenue . . . . .    840,429     905,449     942,524
                                    --------    --------    --------
Total segment operating
  expenses. . . . . . . . . . . .    771,339     816,449     852,224
Intersegment operating
  expense eliminations. . . . . .       (476)     (1,191)     (1,898)
                                    --------    --------    --------
          Total operating expenses
           before non-recurring and
           restructuring charges.    770,863     815,258     850,326
                                    --------    --------    --------
          Non-recurring and
           restructuring charges.     14,871      77,232      85,795
                                    --------    --------    --------
          Operating income. . . .   $ 54,695      12,959       6,403
                                    ========    ========    ========


     Identifiable assets by segment are those assets that are used by or are a result of each segment's business. Corporate assets are principally cash and cash equivalents, office furniture and computer hardware and software.

     The following table reconciles segment identifiable assets to consolidated assets, investments in real estate ventures to consolidated investments in real estate ventures and fixed asset expenditures to consolidated fixed asset expenditures. Certain 2001 and 2000 amounts have been reclassified to conform with the 2002 presentation.


                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                     2002                              2001                    2000
                       --------------------------------   -------------------------------     -------
                                    Invest-                           Invest-
                                    ments       Fixed                 ments      Fixed        Fixed
                          Identi-   in Real     Asset       Identi-   in Real    Asset        Asset
                          fiable    Estate      Expen-      fiable    Estate     Expen-       Expen-
                          Assets    Ventures   ditures      Assets    Ventures   ditures      ditures
($ in thousands)         --------   --------   --------    --------   --------   --------     -------

Owner and Occupier
 Services:
   Americas . . . . .    $328,878        899      4,822     331,130      3,127     10,525      14,819
   Europe . . . . . .     203,244      --         9,434     213,165      --        15,625      16,964
   Asia Pacific . . .     146,125      --         3,751     149,004      --        13,535       9,590

Investment Management     141,535     74,095        426     111,019     61,401        647       1,976

Corporate . . . . . .      32,734      --         1,923      31,409      --         2,221       2,757
                         --------   --------   --------    --------   --------   --------     -------
Consolidated. . . . .    $852,516     74,994     20,356     835,727     64,528     42,553      46,106
                         ========   ========   ========    ========   ========   ========     =======



                    JONES LANG LASALLE INCORPORATED

     The following table sets forth the revenues and assets from our most significant currencies. The euro revenues and assets include our businesses in France, Germany, Italy, Ireland, Spain, Portugal, Holland, Belgium and Luxemburg.
                                        Total         Total
                                       Revenue        Assets
                                       --------      --------
    United States Dollar. . . . .       331,689       433,344
    United Kingdom Pound. . . . .       184,309       177,993
    Euro. . . . . . . . . . . . .       145,180        68,810
    Australian Dollar . . . . . .        48,883        65,995
    Other currencies. . . . . . .       130,368       106,374
                                       --------      --------
                                        840,429       852,516
                                       ========      ========

     We face restrictions in certain countries which limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies.


(8)  INVESTMENTS IN REAL ESTATE VENTURES

     We invest in certain real estate ventures that own and operate commercial real estate. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements. As such, we recognize our share of the underlying profits and losses of the ventures as revenue in the accompanying Consolidated Statements of Earnings. We are generally entitled to operating distributions in accordance with our respective ownership interests. Substantially all venture interests are held by corporate subsidiaries of Jones Lang LaSalle.

Accordingly, our exposure to liabilities and losses of these ventures is limited to our existing capital contributions and remaining capital commitments. To the extent that our investment basis may differ from our share of the equity of an unconsolidated investment, such difference would be amortized over the depreciable lives of the investee's investment assets.

     Effective January 1, 2001, we established LaSalle Investment Company ("LIC"), formerly referred to as LaSalle Investment Limited Partnership, a series of four parallel limited partnerships, as our investment vehicle for substantially all new co-investments. At December 31, 2002 we had unfunded committed capital of euro 121.2 million ($130.3 million), which is equivalent to 47.85% of total capital committed to LIC. We anticipate that LIC will require this capital over the next five to seven years. Actual cash funded to LIC through December 31, 2002 was $26.9 million. The balance of LIC is held primarily by institutional investors, including a significant shareholder in Jones Lang LaSalle. In addition, our Chairman and another Director of Jones Lang LaSalle are investors in LIC on equivalent terms to other investors. The investment in LIC is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements.

     LIC has, and will continue to, invest in certain real estate ventures that own and operate commercial real estate. LIC generally invests via limited partnerships and intends to own 10% or less of the respective ventures. As of December 31, 2002, LIC had no external debt, but may enter into a revolving credit facility for its working capital purposes. LIC has

                    JONES LANG LASALLE INCORPORATED
capital commitments to ventures of $109.2 million as of December 31, 2002, of which $55.2 million remained unfunded at December 31, 2002. LIC's exposure to liabilities and losses of the ventures is limited to its existing capital contributions and remaining capital commitments.

     The following table summarizes the financial statements of LIC ($ in thousands):
                                               2002         2001
                                            ----------   ----------
        Balance Sheet
          Investments in real estate. . .   $   54,050        6,721
                                            ----------   ----------
        Total Assets. . . . . . . . . . .   $   64,542        9,368
                                            ==========   ==========

        Other borrowings. . . . . . . . .   $    --           --
        Mortgage indebtedness . . . . . .        --           --
                                            ----------   ----------
        Total Liabilities . . . . . . . .   $    2,909        2,570
                                            ==========   ==========
        Total Equity. . . . . . . . . . .   $   61,633        6,798
                                            ==========   ==========
        Statement of Operations
          Revenues. . . . . . . . . . . .   $      721          131
          Net Loss. . . . . . . . . . . .   $     (168)        (129)
                                            ==========   ==========

     The following table summarizes the combined financial information for the unconsolidated ventures (including those that are held via LIC), accounted for under the equity method of accounting ($ in thousands):

                                    2002        2001         2000
                                 ----------   ---------    ---------
Balance Sheet:
    Investments in real estate. .$3,180,682   2,432,609    2,661,699
    Total assets. . . . . . . . .$3,413,917   2,628,599    3,010,544
                                 ==========   =========    =========
    Other borrowings. . . . . . .$  273,130     163,582      115,239
    Mortgage indebtedness . . . .$1,546,680     837,243    1,019,752
    Total liabilities . . . . . .$1,977,677   1,166,436    1,509,112
                                 ==========   =========    =========
    Total equity. . . . . . . . .$1,436,240   1,462,163    1,501,432
                                 ==========   =========    =========
    Loans to real estate ventures$    9,175       7,629        5,662
    Equity investments in real
      estate ventures . . . . . .$   65,819      56,899       74,565
Total investments in real
  estate ventures . . . . . . . .$   74,994      64,528       80,227
                                 ==========   =========    =========
Statements of Operations:
    Revenues. . . . . . . . . . .$  336,047     370,395      671,713
    Net earnings. . . . . . . . .$   67,955     109,201      225,529
                                 ==========   =========    =========
Equity in earnings from
  real estate ventures
  recorded by Jones Lang
  LaSalle . . . . . . . . . . . .$    2,581       8,560       16,693
                                 ==========   =========    =========

                    JONES LANG LASALLE INCORPORATED

     The loans to real estate ventures bear interest rates of 7.25% to 8.0% and are to be repaid by 2008. The Company makes guarantees to third-party financial institutions would require us to fund monies in the event that the underlying co-investment loans default. We apply FIN 45 with respect to these guarantees. FIN 45 addresses the recognition and disclosure requirements of guarantor obligations under guarantees. The initial recognition and measurement provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. As such, no recognition is required at this time, however, any new guarantees or modifications to existing guarantees would need to be measured on the Company's books in the respective period. As of December 31, 2002 we have repayment guarantees outstanding of $4.7 million.

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

     On July 26, 2000, we closed our offering of euro 165 million aggregate principal amount of 9.0% Senior Notes, due 2007 (the "Euro Notes"). The net proceeds of $148.6 million were used to pay-down borrowings under the $175 million term facility that matured on October 15, 2000. The Euro Notes were issued by Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly owned subsidiary of Jones Lang LaSalle. On August 29, 2000, the remaining borrowings under the term facility were fully repaid using proceeds from the revolving credit facility and the term facility was terminated.

     On September 21, 2001, we increased our unsecured credit agreement from $250 million to $275 million, reduced the number of participating banks to eleven from fourteen and extended the maturity date to September 2004 from the original due date of October 2002.

                    JONES LANG LASALLE INCORPORATED

      As of December 31, 2002, we had $275 million available under the revolving credit facility for working capital, investments, capital expenditures and acquisitions. We also had the Euro Notes of euro 165 million and, under the terms of the revolving credit facility, the authorization to borrow up to $50 million under local credit facilities.
As of December 31, 2002, there was $26.1 million outstanding under the revolving credit facility, euro 165 million ($173.1 million), of borrowings under the Euro Notes, and short-term borrowings of $15.9 million.

     The revolving credit facility and the Euro Notes (the "Facilities") are guaranteed by certain of our subsidiaries. We apply FIN 45 to recognize and measure the provisions of these guarantees. FIN 45 addresses the recognition and disclosure requirements of guarantor obligations under guarantees. The guarantees of the revolving credit facility, Euro Notes and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. With respect to the revolving credit facility, we must maintain a certain level of consolidated net worth and a ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"). We must also meet a minimum interest coverage ratio and minimum liquidity ratio. As part of the global restructuring initiative in 2001, we obtained the approval of our bank group to vary certain of these ratios to reflect the non-recurring and restructuring charges. We were in compliance with all covenants at December 31, 2002. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is also required for certain levels of co-investment. There are no covenants or triggers related to a change in credit rating or a material adverse change. The revolving credit facility bears variable rates of interest based on market rates. Prior to 2001, we had used interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate. The effective interest rate on the Facilities was 7.3% for the year ended December 31, 2002.

     We have various interest-bearing overdraft facilities in Europe and Asia Pacific. As of December 31, 2002, we have overdraft facilities totaling $33.8 million, of which $15.4 million was outstanding. We have provided guarantees of $22.3 million related to the local overdraft facilities, as well as guarantees related to the $275 million revolving credit facility and the euro 165 million Euro Notes, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under these guarantees.

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

     Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years ending December 31 and thereafter are as follows ($ in thousands):

                    JONES LANG LASALLE INCORPORATED

                                   Operating    Capital
                                    Leases      Leases
                                   ---------    -------
           2003 . . . . . . . . .  $ 45,620     $   615
           2004 . . . . . . . . .    42,027         393
           2005 . . . . . . . . .    32,080         357
           2006 . . . . . . . . .    26,858         204
           2007 . . . . . . . . .    21,724          76
           Thereafter . . . . . .    19,255          60
                                   --------     -------
                                   $187,564       1,705
                                   ========
           Less:  Amount repre-
             senting interest . .                  (213)
                                                -------
           Present value of
             minimum lease
             payments . . . . . .               $ 1,492
                                                =======

     As of December 31, 2002, we have reserves related to excess lease space of $3.9 million, which were established as part of our restructuring in 2001 and 2002. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2002 was $9.8 million.

     Assets recorded under capital leases in our Consolidated Balance Sheet at December 31, 2002 and 2001 are as follows ($ in thousands):

                                                2002        2001
                                              --------    --------
           Furniture, fixtures and equipment  $  1,421       2,170
           Computer equipment and software       1,172       2,708
           Automobiles                           1,289       1,845
           Leasehold improvements                --          3,179
                                              --------    --------
                                                 3,882       9,902
           Less accumulated depreciation
             and amortization                   (2,083)     (7,321)
                                              --------    --------
           Net assets under capital leases    $  1,799       2,581
                                              ========    =========

     Rent expense was $50.4 million, $45.5 million and $44.0 million during 2002, 2001 and 2000, respectively.


(11) INCOME TAXES

     For the years ended December 31, 2002, 2001 and 2000, our provision for income taxes consisted of the following ($ in thousands):

                                    Year Ended December 31,
                           ----------------------------------------
                               2002           2001           2000
                             --------       --------       --------
U.S. Federal:
  Current . . . . . . .      $      8       $   --         $  --
  Deferred tax. . . . .         1,981         (2,216)           498
                             --------       --------       --------
                                1,989         (2,216)           498
                             --------       --------       --------

                    JONES LANG LASALLE INCORPORATED

                                    Year Ended December 31,
                           ----------------------------------------
                               2002           2001           2000
                             --------       --------       --------
State and Local:
  Current . . . . . . .         --             1,063          --
  Deferred tax. . . . .           378         (1,921)            32
                             --------       --------       --------
                                  378           (858)            32
                             --------       --------       --------
Foreign:
  Current . . . . . . .        17,220         13,920         25,220
  Deferred tax. . . . .        (8,550)        (2,860)        (3,697)
                             --------       --------       --------
                                8,670         11,060         21,523
                             --------       --------       --------
Total . . . . . . . . .      $ 11,037       $  7,986       $ 22,053
                             ========       ========       ========

     In 2002 our current tax liabilities were reduced by $4.5 million due to the utilization of prior years' net operating loss carryovers.

     Income tax expense for 2002, 2001 and 2000 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes (income of $37.7 million for the year ended December 31, 2002, a loss of $7.2 million for the year ended December 31, 2001 and a loss of $20.8 million for the year ended December 31, 2000) as a result of the following ($ in thousands):

                         2002             2001              2000
                   ---------------- ---------------- ----------------
Computed "expected"
 tax expense
 (benefit). . . . . .$13,185  35.0%  $(2,519)  35.0%   $(7,273) 35.0%
Increase (reduction)
 in income taxes
 resulting from:
  Nondeductible
   stock compensa-
   tion expense . . .  --      --       --      --      27,433(132.0%)
  State and local
   income taxes,
   net of federal
   income tax benefit    246   0.7%     (588)   8.2%        20  (0.1%)
  Amortization of
   goodwill and
   other intangibles. (1,417) (3.8%)   1,195  (16.6%)    1,020  (4.9%)
  Nondeductible
   expenses . . . . .  1,999   5.3%    3,041  (42.3%)    1,606  (7.7%)
  Foreign earnings
   taxed at varying
   rates. . . . . . . (3,534) (9.4%)    (901)  12.5%    (3,655) 17.6%
  Valuation
   allowances . . . .    411   1.1%    6,943  (96.5%)    1,296  (6.2%)

Other, net. . . . . .  1,947   5.2%      815  (11.2%)    1,606  (7.7%)
Additional tax
  benefit on 2001
  restructuring
  reserve actions . . (1,800) (4.8%)    --      --        --     --
                     ------- ------  ------- -------   --------------
                     $11,037  29.3%  $ 7,986 (110.9%)  $22,053(106.0%)
                     ======= ======  ======= =======   ==============

                    JONES LANG LASALLE INCORPORATED

     For the years ended December 31, 2002, 2001 and 2000, our income
(loss) before taxes from domestic and international sources are as follows ($ in thousands):

                                        Year Ended December 31,
                                   --------------------------------
                                      2002       2001        2000
                                    --------   --------    --------
    Domestic. . . . . . . . . . .   $  5,311    (17,635)      3,316
    International . . . . . . . .     32,360     10,438     (24,095)
                                    --------   --------    --------
          Total . . . . . . . . .   $ 37,671     (7,197)    (20,779)
                                    ========   ========    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below ($ in thousands):
                                              December 31,
                                   --------------------------------
                                      2002       2001        2000
                                    --------   --------    --------
Deferred tax assets:
  Accrued expenses. . . . . . . .   $ 18,754   $ 16,447    $ 12,154
  Revenue deferred per SAB 101. .      --         7,740      10,505
  U.S. Federal and state loss
   carryforwards. . . . . . . . .     13,917     10,426       5,311
  Allowances for uncollectible
   accounts . . . . . . . . . . .        747      1,683       2,864
  Foreign tax credit carryforwards       761      4,410       4,410
  Foreign loss carryforwards. . .     17,053      8,762       6,156
  Property and equipment. . . . .      4,383      3,172       2,437
  Investments in real estate
    ventures and other
    investments . . . . . . . . .     12,596      9,542       --
  Other . . . . . . . . . . . . .      1,835        249         529
                                    --------   --------    --------
                                      70,046     62,431      44,366
  Less valuation allowances . . .    (12,223)   (12,065)     (3,255)
                                    --------   --------    --------
                                    $ 57,823   $ 50,366    $ 41,111
                                    ========   ========    ========
Deferred tax liabilities:
  Prepaid pension asset . . . . .   $  2,311   $  4,061    $  5,360
  Intangible assets . . . . . . .      7,137      6,660       4,242
  Income deferred for tax purposes     2,117      2,400       2,850
  Investments in real estate
    ventures and other
    investments . . . . . . . . .      --         --          1,161
  Other . . . . . . . . . . . . .        203      1,130         995
                                    --------   --------    --------
                                    $ 11,768   $ 14,251    $ 14,608
                                    ========   ========    ========

     A deferred U.S. tax liability has not been provided on the unremitted earnings of foreign subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. Due to the complex nature of our tax position it is not practical to determine the amount of taxes that we may incur if repatriation did occur.

                    JONES LANG LASALLE INCORPORATED

     As of December 31, 2002, we had available U.S. Federal net operating loss carryforwards of $28 million which begin to expire in 2019, U.S. state net operating loss carryforwards of $75 million which expire in 2003 through 2020, foreign net operating loss carryforwards of $49 million which begin to expire in 2003, and foreign tax credit carryforwards for U.S. federal income tax purposes of $0.8 million which expire in 2003. We do not believe that we will be able to utilize the $0.8 million of foreign tax credit carryforwards, and therefore we have taken a full valuation reserve against this tax credit.

     As of December 31, 2002, we believe that the net deferred tax asset of $46.1 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain foreign net operating loss carryforwards, write-downs related to investments in e-commerce ventures and foreign tax credits, for which utilization is not probable. In 2002, we reduced valuation reserves by $2.4 million on net operating losses in two jurisdictions due to changes in circumstances which caused us to change our judgement on the current and future utilization of those losses, and we increased valuation reserves by $1.1 million for other jurisdictions based upon circumstances which caused us to continue to provide valuation reserves on current year losses in addition to those provided in prior years.

     As of December 31, 2002, our current payable for income tax was $3.0 million.


(12)  RETIREMENT PLANS

     DEFINED CONTRIBUTION PLANS

     We have a qualified profit sharing plan that incorporates IRC Section 401(k) for our eligible U.S. employees. Contributions under the qualified profit sharing plan are made via a combination of employer match and an annual contribution on behalf of eligible employees. Included in the accompanying Consolidated Statements of Earnings for the years ended December 31, 2002, 2001 and 2000 are employer contributions of $1.5 million, $1.7 million and $1.6 million, respectively. Related trust assets of the Plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements.

     We maintain several defined contribution retirement plans for our eligible non-U.S. employees. Contributions to these plans were approxi-mately $1.9 million, $2.4 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     DEFINED BENEFIT PLANS

     We maintain contributory defined benefit pension plans in the UK, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations.

                    JONES LANG LASALLE INCORPORATED

     Net periodic pension cost consisted of the following ($ in thousands):

                                        2002      2001       2000
                                      --------  --------   --------
     Employer service cost
       - benefits earned
       during the year. . . . . . . . $  8,533  $  7,300   $  6,716
     Interest cost on projected
       benefit obligation . . . . . .    5,649     5,575      5,130
     Expected (return) loss on
       plan assets. . . . . . . . . .   (7,309)   (8,572)    (7,924)
     Net amortization/deferrals . . .       50     --         --
                                      --------  --------   --------
     Net periodic pension cost. . . . $  6,923  $  4,303   $  3,922
                                      ========  ========   ========

     The change in benefit obligation and plan assets and reconciliation of funded status as of December 31, 2002, 2001 and 2000 are as follows ($ in thousands):
                                        2002      2001       2000
                                      --------  --------   --------
     Change in benefit obligation:
       Projected benefit obligation
         at beginning of year . . . . $ 88,598  $ 93,854   $ 89,163
       Service cost . . . . . . . . .    8,533     7,300      6,716
       Interest cost. . . . . . . . .    5,649     5,575      5,130
       Plan participants' contribu-
         tions. . . . . . . . . . . .      232       167        136
       Plan amendments. . . . . . . .    --          379      --
       Benefits paid. . . . . . . . .   (3,589)   (3,711)    (2,482)
       Actuarial loss (gain). . . . .    4,569   (12,293)     2,144
       Changes in foreign exchange
         rates. . . . . . . . . . . .   10,843    (2,673)    (6,953)
                                      --------  --------   --------
         Projected benefit obliga-
           tion at end of year. . . . $114,835  $ 88,598   $ 93,854
                                      ========  ========   ========

     Change in plan assets:
       Fair value of plan assets
         at beginning of year . . . . $ 95,522  $119,763   $114,724
       Actual return on plan assets .   (8,939)  (17,726)    15,998
       Plan contributions . . . . . .    1,284       714        470
       Benefits paid. . . . . . . . .   (3,589)   (3,711)    (2,482)
       Changes in foreign exchange
         rates. . . . . . . . . . . .    9,648    (3,518)    (8,947)
       Other. . . . . . . . . . . . .     (149)    --         --
                                      --------  --------   --------
         Fair value of plan assets
           at end of year . . . . . . $ 93,777  $ 95,522   $119,763
                                      ========  ========   ========
     Reconciliation of funded status:
       Funded status. . . . . . . . . $(21,058) $  6,924   $ 25,909
       Unrecognized actuarial loss
         (gain) . . . . . . . . . . .   29,454     6,483     (7,582)
       Unrecognized prior service
         cost (credit). . . . . . . .      414       377      --
                                      --------  --------   --------
         Net amount recognized. . . . $  8,810  $ 13,784   $ 18,327
                                      ========  ========   ========

                    JONES LANG LASALLE INCORPORATED

     The amounts recognized in the accompanying Consolidated Balance Sheet as of December 31, 2002, 2001 and 2000 are as follows ($ in thousands):

                                        2002      2001      2000
                                      --------  --------   --------
     Prepaid pension asset. . . . . . $  9,646  $ 14,384   $ 18,730
     Accrued pension liability. . . .     (836)     (600)      (403)
                                      --------  --------   --------
     Net amount recognized. . . . . . $  8,810  $ 13,784   $ 18,327
                                      ========  ========   ========

     In January 2003, we curtailed the UK defined benefit plan and implemented a defined contribution plan. The table below shows how the curtailment impacts the accumulated benefit obligation and the projected benefit obligation of the defined benefit plan (amounts in millions).

                                       At December 31,   At January 1,
                                             2002            2003
                                       ---------------   -------------
Accumulated benefit obligation
  -UK plan. . . . . . . . . . . . . .       $    82.2       $    90.1
Projected benefit obligation
  -UK plan. . . . . . . . . . . . . .       $   104.2       $    92.7

As a result of the curtailment of the UK plan, the accumulated benefit obligation will exceed the fair value of the plan assets by $4.8 million.

     The range of assumptions used in developing the projected benefit obligation as of December 31 were as follows:

                             2002            2001            2000
                        --------------  --------------  --------------
Discount rate used
  in determining
  present values. . .   5.50% to 6.00%  5.80% to 6.25%  5.50% to 6.25%

Annual increase in
  future compensation
  levels. . . . . . .   2.00% to 3.80%  2.00% to 4.00%  2.00% to 4.00%

Expected long-term
  rate of return on
  assets. . . . . . .   5.50% to 7.50%  5.80% to 7.50%  5.80% to 7.50%

     Plan assets consist of a diversified portfolio of fixed-income investments and equity securities.


(13)  STOCK OPTION AND STOCK COMPENSATION PLANS

     STOCK AWARD AND INCENTIVE PLAN

     In 1997, we adopted the 1997 Stock Award and Incentive Plan ("SAIP") that provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle. In 2002, the SAIP was amended and restated and merged with the Stock Compensation Program ("SCP"). Under the plan, the total number of shares of common stock available to be issued is 9,110,000. The options are generally granted at the market value of common stock at the date of grant. The options vest at such times and conditions as the Compensation Committee of our Board of Directors determines and sets forth in the award agreement. Such options granted in 2002, 2001 and 2000 vest over a period of zero to five years. At December 31, 2002, 2001 and 2000, there were 2.4 million, 3.9 million and 0.3 million shares, respectively, available for grant under the SAIP.

                    JONES LANG LASALLE INCORPORATED

     The per share weighted-average fair value of options granted during 2002, 2001 and 2000 was $11.61, $7.54 and $7.42 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
                              2002           2001            2000
                         --------------  -------------   -------------
Expected dividend yield .         0.00%          0.00%           0.00%
Risk-free interest rate .         3.51%          5.61%           5.20%
Expected life . . . . . .  6 to 9 years   6 to 9 years    6 to 9 years
Expected volatility . . .        45.31%         46.72%          49.17%
Contractual terms . . . . 7 to 10 years  7 to 10 years   7 to 10 years

     We account for our stock option and compensation plans under the provisions of SFAS 123, as amended by SFAS 148, which allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and net income per share disclosures for employee option grants as if the fair-value-based method defined in SFAS 123, as amended, had been applied. We have elected to apply the provisions of APB 25 in accounting for stock options granted at the market value of our common stock on the date of grant, and, accordingly, no compensation cost has been recognized for these grants in our Consolidated Financial Statements. Had we determined compensation cost based upon the fair value at the date of grant for our options as set forth under SFAS 123, as amended, our net earnings (loss), basic earnings (loss) per common share and diluted earnings (loss) per common share would have been as follows ($ in thousands, except share data):
                                     2002       2001       2000
                                   --------   --------   --------
Net income (loss) . . . . . . . .  $ 27,110   $(15,411)  $(57,060)
Impact of SFAS 123. . . . . . . .    (1,446)    (3,942)    (4,871)
Adjusted net income (loss). . . .    25,664    (19,353)   (61,931)

Basic income (loss) per common
  share . . . . . . . . . . . . .      0.89      (0.51)     (2.30)
Impact of SFAS 123. . . . . . . .     (0.05)     (0.13)     (0.19)
Adjusted basic income (loss)
  per common share. . . . . . . .      0.84      (0.64)     (2.49)

Diluted income (loss) per
  common share. . . . . . . . . .      0.85      (0.51)     (2.30)
Impact of SFAS 123. . . . . . . .     (0.05)     (0.13)     (0.19)
Adjusted diluted income (loss)
  per common share. . . . . . . .      0.80      (0.64)     (2.49)


     Stock option activity is as follows (shares in thousands):

                      2002              2001               2000
               ------------------ ----------------- ------------------
                        Weighted-         Weighted-          Weighted-
                        Average           Average            Average
                        Exercise          Exercise           Exercise
                Shares   Price    Shares   Price     Shares   Price
                ------- --------- ------- ---------  ------- ---------
Outstanding at
 beginning of
 year . . . . . 3,327.9   $20.68  2,961.7   $22.46   2,011.0  $ 28.67
Granted . . . .   593.2    22.16    603.9    13.12   1,188.7    12.77
Exercised . . .  (151.0)   13.23     (6.0)   12.25      (4.9)    --
Forfeited . . .  (487.6)   22.75   (231.7)   23.97    (233.1)   27.07
                -------           -------            -------
Outstanding at
 end of year. . 3,282.5   $20.98  3,327.9   $20.68   2,961.7   $22.46
                =======           =======            =======

                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The following tables summarize information about fixed stock options outstanding at December 31, 2002, 2001 and 2000:
                               Options Outstanding                    Options Exercisable
         --------------------------------------------------------------------------------------
                           Weighted-Average
Range of                      Remaining
Exercise         Number      Contractual     Weighted-Average       Number     Weighted-Average
Prices         Outstanding      Life          Exercise Price      Exercisable   Exercise Price
-------------------------- ----------------  -----------------  ------------   ----------------
December 31,
2002
------------
$ 9.31-14.75    1,320,134       4.78 years             $12.66        755,099            $12.64
$15.00-21.95      164,530       5.26 years             $16.79         93,456            $16.90
$23.00-35.06    1,794,877       4.29 years             $27.46      1,279,077            $29.17
$38.00-43.88        3,000       5.39 years             $39.00          2,400            $39.00
               ----------                                         ----------
$ 9.31-43.88    3,282,541       4.54 years             $20.98      2,130,032            $22.78
============   ==========                                         ==========

December 31,
2001
------------
$ 9.31-$14.75   1,544,068        5.70 years            $12.59        316,659            $12.27
$15.00-$21.95     148,032        5.93 years            $16.24         64,688            $17.69
$23.00-$35.06   1,627,792        4.49 years            $28.67      1,227,964            $28.67
$38.00-$43.88       8,000        4.67 years            $38.38          6,800            $38.26
               ----------                                         ----------
$ 9.31-$43.88   3,327,892        5.12 years            $20.68      1,616,111            $25.06
               ==========                                         ==========

December 31,
2000
------------
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
               ==========                                         ==========


                    JONES LANG LASALLE INCORPORATED

     OTHER STOCK COMPENSATION PROGRAMS

     In November of 2001, we established the Jones Lang LaSalle Savings Related Share Option (UK) Plan ("SAYE") for employees of our UK based operations. Our Compensation Committee approved the reservation of 500,000 shares for the SAYE on May 14, 2001. Under the SAYE plan, employees have a one time opportunity to enter into a tax efficient savings program linked to the option to purchase our stock. The employees' contributions for stock purchases will be enhanced by Jones Lang LaSalle through an additional contribution of 15%. Both employee and employer contributions vest over a period of three to five years. The SAYE plan resulted in the issuance of 219,954 options in 2002 at an exercise price of $13.63. Our contribution of $528,000 will be recorded as compensation expense over the vesting period which began January 1, 2002.

     We award restricted stock units of our common stock to certain of our employees. These shares are drawn from the SAIP. The related compensation cost is amortized to expense over the vesting period. The following table sets forth the details of our restricted stock grants (amortization in millions).
                           Grant
                  Number   Date                       Amortization
                   of      Market      Vesting     -----------------
Grant Date        Shares   Value       Period       2002  2001  2000
--------------    -------  -------  -------------   ----  ----  ----
March 2000        472,500   $12.31  50% 34 months   $0.7   1.2   1.4
                                    50% 58 months

February 2002     280,000   $17.21  50% 40 months   $1.0   --    --
                                    50% 64 months

May 2002           80,000   $23.08  50% 40 months   $0.3   --    --
                                    50% 64 months

September 2002    111,200   $20.69  33% 12 months   $0.5   --    --
                                    33% 24 months
                                    33% 36 months
                                                    ----  ----  ----
                                                    $2.5   1.2   1.4
                                                    ====  ====  ====

     In 1999, we established a stock ownership program for certain of our employees pursuant to which they were paid a portion of their annual bonus in the form of restricted stock units of our common stock. We enhanced the number of shares by 20% with respect to the 1999 plan year, and by 25% with respect to the 2000, 2001 and 2002 plan years. In 2002, we expanded the population of employees who qualified for this program as part of our goal of broadening employee stock ownership. The related compensation cost is amortized over the service period. The service period consists of the twelve months of the year to which the payment of restricted stock relates, plus the periods over which the shares vest. The following table sets forth the details of our stock ownership program (amortization in millions).

                    JONES LANG LASALLE INCORPORATED

          Number                                      Amortization
Plan       of         Market                       -----------------
Year      Shares      Value     Vesting Period      2002  2001  2000
----      -------     ------    --------------      ----  ----  ----
1999      500,000     $11.31     50% 18 months      $0.4   1.7   2.0
                                 50% 30 months

2000      700,000     $13.50     50% 18 months       2.4   3.3   3.1
                                 50% 30 months

2001      300,000     $17.80     50% 18 months       2.1   1.8   --
                                 50% 30 months

2002      700,000     $15.89     50% 18 months       3.8   --    --
                                 50% 30 months
                                                    ----  ----  ----
    Total amortization                              $8.7   6.8   5.1
                                                    ====  ====  ====

     In 1997 and 1998, we maintained the SCP for eligible employees. Under this program, employee contributions for bonuses for stock purchases were enhanced by us through an additional contribution of 15%. Employee contributions vested immediately while our contributions were subject to various vesting periods. The related compensation cost is amortized to expense over the vesting period. 207,022 total shares were paid into this program. Total compensation expense recognized under the program during 2001 and 2000 was $172,802 and $179,600, respectively. As of December 31, 2001, all compensation expense related to these shares has been recognized, therefore, there is no such expense after December 31, 2001. As of December 31, 2002, 196,536 shares have been distributed under this program with the remaining to be distributed in the future. This program was suspended in 1999, therefore no further contributions will be made. As referenced above under the Stock Award and Incentive Plan, the SCP was merged into the SAIP in 2002.

     In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible US based employees. Under this plan, employee contributions for stock purchases will be enhanced by us through an additional contribution of 15%. Employee contributions and our contributions vest immediately. As of December 31, 2002, 756,690 shares have been purchased under this plan. During 2002 and 2001, 147,351 shares and 191,715 shares, respectively, having weighted-average grant-date market values of $14.12 and $11.08, respectively, were purchased under the program. No compensation expense is recorded with respect to this program.


(14) TRANSACTIONS WITH AFFILIATES

     We have equity interests in real estate ventures, some of which certain of our officers are trustees, from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements are revenues of $53.9 million, $44.9 million and $27.7 million for 2002, 2001 and 2000, respectively, as well as receivables of $12.3 million, $5.5 million and $8.2 million at December 31, 2002, 2001 and 2000, respectively, related to these equity interests.

     We also earn fees and commissions for services rendered to affiliates of Dai-ichi Life Property Holdings, Inc. and Gothaer Lebensversicherung A.G., two significant stockholders. Included in the accompanying Consolidated Financial Statements are revenues from such affiliates of $4.9 million, $9.0 million and $7.6 million for 2002, 2001 and 2000, respectively, as well as receivables for reimbursable expenses and revenues as of December 31, 2002, 2001 and 2000 of $0.2 million, $0.5 million and $2.3 million, respectively.

                    JONES LANG LASALLE INCORPORATED

     Some members of our Board of Directors are also on the Board of Directors of some of our clients. Included in the accompanying Consoli-dated Financial Statements are revenues of $2.8 million and $1.8 million for 2002 and 2001, respectively, as well as receivables of $1.0 million and $0.2 million at December 31, 2002 and 2001, respectively, related to these clients.

     Mr. Stuart L. Scott, as well as an entity affiliated with Mr. Scott, are limited partners of Diverse Real Estate Holdings Limited Partnership ("Diverse"). Diverse has an ownership interest in and operates investment assets, primarily as the managing general partner of real estate development ventures. Prior to January 1, 1992, Jones Lang LaSalle earned fees for providing development advisory services to Diverse as well as fees for the provision of administrative services. Effective January 1, 1992, Jones Lang LaSalle discontinued charging fees to Diverse for these services. In 1992, Diverse began the process of discontinuing its operations and disposing of its assets. At the end of 2002, the net receivable due from Diverse in connection with such fees and interest thereon was $2.7 million. The underlying collateral security for this receivable was significantly enhanced in 2002. As such, $2.0 million of bad debt reserves were reversed in 2002. Mr. Scott directly holds an approximately 13.4% partnership interest in Diverse. In addition, the Stuart Scott Trust, a trust affiliated with Mr. Scott, has a 6.4% partnership interest in Diverse.

     The outstanding balance of loans to employees at December 31, 2002 is shown in the following table. (1)
                                                         2002
                                                         ----
   Loans related to Co-Investments (2)(3) . . . . . . .   1.3
   Travel, relocation and other miscellaneous advances.   2.6
                                                         ----
                                                          3.9
                                                         ====

    (1) The Company has not extended or maintained credit, arranged for the extension of credit, or renewed the extension of credit, in the form of a personal loan to or for any Director or Executive Officer of the Company since the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002.

    (2) These loans have been made to allow employees the ability to participate in investment fund opportunities. With the exception of approximately $474,000 of these co-investment related loans, all loans are nonrecourse loans.

    (3) Included in loans related to co-investments is an advance of $87,300 to an employee who is an executive officer of the Company that was entered into prior to, and has not been materially modified since, the date of enactment of the Sarbanes-Oxley Act of 2002.


(15) ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND
     OTHER INTANGIBLE ASSETS

     Effective July 2001, we adopted Statement No. 141, "Business Combinations," ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill.

                    JONES LANG LASALLE INCORPORATED

     Effective January 1, 2002, we adopted Statement No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they must be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this evaluation, we determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. For purposes of this exercise, we defined reporting units based on how the Chief Operating Decision Makers for each segment looked at their segment when determining strategic business decisions. The following reporting units were determined: Investment Management, Americas OOS, Australia OOS, Asia OOS, and by country in Europe OOS. We have determined the fair value of each reporting unit on the basis of a discounted cash flow methodology and compared it to the reporting unit's carrying amount. In all cases, the fair value of each reporting unit exceeded its carrying amount, and therefore no impairment loss has been recognized on our goodwill. Also, unamortized negative goodwill of $846,000, which existed at the date we adopted SFAS 142, has been credited to the income statement as a cumulative effect of a change in accounting principle.

     We have $333.8 million of unamortized intangibles and goodwill as of December 31, 2002, that are subject to the provisions of SFAS 142. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than US dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in currency exchange rates. See the tables below for further details on the foreign exchange impact on intangible and goodwill balances. Goodwill with an indefinite useful life in the amount of

$315.5 million represents intangibles which have ceased to be amortized beginning January 1, 2002. The amortization savings for 2002 totaled $9.6 million. As a result of adopting SFAS 142, on January 1, 2002 we credited $846,000 to the income statement, as the cumulative effect of a change in accounting principle, which represented our negative goodwill balance at January 1, 2002. The gross carrying amount of this negative goodwill (which related to the Americas OOS reporting segment) at January 1, 2002 was $1.4 million with accumulated amortization of $565,000. The remaining $18.3 million of identifiable intangibles (principally representing management contracts acquired) will be amortized over their remaining definite useful lives. Other than the prospective non-amortization of goodwill, which results in a non-cash improvement in our operating results, the adoption of SFAS 142 did not have a material effect on our revenue, operating results or liquidity.

     In accordance with SFAS 142, the effect of this accounting change is applied prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior periods is as follows (in thousands, except share data):

                    JONES LANG LASALLE INCORPORATED

                                        2002        2001       2000
                                      --------    --------   --------

Reported net income (loss). . . . .   $ 27,110     (15,411)   (57,060)
Add back: Cumulative effect
  of change in accounting
  principal . . . . . . . . . . . .       (846)      --         --
Add back: Amortization of
  Goodwill with indefinite
  useful lives, net of tax. . . . .      --          5,574      6,173
                                      --------    --------   --------
Adjusted net income (loss). . . . .   $ 26,264      (9,837)   (50,887)
                                      ========    ========   ========

Basic earnings (loss)
  per common share. . . . . . . . .   $   0.89       (0.51)     (2.30)
Cumulative effect of change in
  accounting principle. . . . . . .      (0.03)      --         --
Amortization of Goodwill with
  indefinite useful lives,
  net of tax. . . . . . . . . . . .      --           0.19       0.25
                                      --------    --------   --------
Adjusted basic earnings (loss)
  per common share. . . . . . . . .   $   0.86       (0.32)     (2.05)
                                      ========    ========   ========

Diluted earnings (loss)
  per common share. . . . . . . . .   $   0.85       (0.51)     (2.30)
Cumulative effect of change in
  accounting principle. . . . . . .      (0.03)      --         --
Amortization of Goodwill with
  indefinite useful lives,
  net of tax. . . . . . . . . . . .      --           0.19       0.25
                                      --------    --------   --------
Adjusted diluted earnings (loss)
  per common share. . . . . . . . .   $   0.82       (0.32)     (2.05)
                                      ========    ========   ========

                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives (amounts in thousands):

                                        Owner and Occupier Services
                                  --------------------------------------
                                                                 Asia      Investment
                                    Americas      Europe       Pacific     Management    Consolidated
                                   ----------   ----------    ----------   ----------    ------------
Gross Carrying Amount
---------------------
Balance as of
  January 1, 2002 . . . . . . . .  $  179,263       53,259        79,603       28,890         341,015

Impact of exchange
  rate movements. . . . . . . . .          72        5,643         3,152        1,993          10,860
                                   ----------   ----------    ----------   ----------      ----------
Balance as of
  December 31, 2002 . . . . . . .  $  179,335       58,902        82,755       30,883         351,875


                                        Owner and Occupier Services
                                  --------------------------------------
                                                                 Asia      Investment
                                    Americas      Europe       Pacific     Management    Consolidated
                                   ----------   ----------    ----------   ----------    ------------
Accumulated Amortization
------------------------
Balance as of
  January 1, 2002 . . . . . . . .  $  (15,516)      (4,901)       (5,607)      (9,303)        (35,327)

Impact of exchange
  rate movements. . . . . . . . .         (15)        (560)         (228)        (268)         (1,071)
                                   ----------   ----------    ----------   ----------      ----------
Balance as of
  December 31, 2002 . . . . . . .     (15,531)      (5,461)       (5,835)      (9,571)        (36,398)


Net book value. . . . . . . . . .  $  163,804       53,441        76,920       21,312         315,477
                                   ==========   ==========    ==========   ==========      ==========


                                       JONES LANG LASALLE INCORPORATED

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with definite useful lives (amounts in thousands, unless otherwise noted):

                                        Owner and Occupier Services
                                  --------------------------------------
                                                                 Asia      Investment
                                    Americas      Europe       Pacific     Management    Consolidated
                                   ----------   ----------    ----------   ----------    ------------
Gross Carrying Amount
---------------------
Balance as of
  January 1, 2002 . . . . . . . .  $   39,377          742         2,071        4,332          46,522

Impact of exchange
  rate movements. . . . . . . . .       --              77           225          448             750
                                   ----------   ----------    ----------   ----------      ----------
Balance as of
  December 31, 2002 . . . . . . .  $   39,377          819         2,296        4,780          47,272


                                        Owner and Occupier Services
                                  --------------------------------------
                                                                 Asia      Investment
                                    Americas      Europe       Pacific     Management    Consolidated
                                   ----------   ----------    ----------   ----------    ------------
Accumulated Amortization
------------------------
Balance as of
  January 1, 2002 . . . . . . . .  $  (17,720)        (302)         (841)      (4,332)        (23,195)

Amortization expense. . . . . . .      (4,785)         (96)         (276)       --             (5,157)
Impact of exchange
  rate movements. . . . . . . . .          11          (37)         (102)        (448)           (576)
                                   ----------   ----------    ----------   ----------      ----------
Balance as of
  December 31, 2002 . . . . . . .  $  (22,494)        (435)       (1,219)      (4,780)        (28,928)

Net book value. . . . . . . . . .  $   16,883          384         1,077        --             18,344
                                   ==========   ==========    ==========   ==========      ==========

                    JONES LANG LASALLE INCORPORATED

     The following table sets forth the estimated future amortization expense of our intangibles with definite useful lives:

     ESTIMATED ANNUAL AMORTIZATION EXPENSE
     -------------------------------------
     For year ended December 31, 2003        $5.2 million
     For year ended December 31, 2004        $5.2 million
     For year ended December 31, 2005        $4.7 million
     For year ended December 31, 2006        $3.2 million
     For year ended December 31, 2007        None

(16) COMMITMENTS AND CONTINGENCIES

     As of December 31, 2002, Jones Lang LaSalle and certain of our subsidiaries had $4.7 million of co-investment indebtedness guarantees outstanding to third-party lenders. As discussed in Note 8, we apply Interpretation No. 45 to recognize and measure the provisions of these guarantees. The $4.7 million of guarantees represents the maximum future payments that Jones Lang LaSalle could be required to make under such guarantees. These guarantees relate to collateralized borrowings by project-level entities, and certain of the guarantees have terms extending out until 2011. Repayment could be requested by the third-party lenders in the event that one of the project level entities fail to repay its borrowing. We do not expect to incur any material losses under these guarantees.

     We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these litigation matters are covered by insurance. We do not expect the ultimate resolution of such litigation matters to have a material adverse effect on our financial position, results of operations or liquidity.

     On November 8, 2002, Bank One N.A. ("Bank One") filed suit against the Company and certain of its subsidiaries in the Circuit Court of Cook County, Illinois with regard to services provided in 1999 and 2000 pursuant to three different agreements relating to facility management, project development and broker services. The suit generally alleges negligence, breach of contract and breach of fiduciary duty on the part of Jones Lang LaSalle and seeks to recover a total of $40 million in compensatory damages and $80 million in punitive damages. The Company is aggressively defending the suit and on December 16, 2002 filed a counterclaim for breach of contract seeking payment of approximately $1.2 million for fees due for services provided under the agreements. While there can be no assurance, the Company believes that the complaint is without merit and, as such, will not have a material adverse impact on our financial position, results of operations, or liquidity. The suits are in their early stages. As of the date of this report, discovery is just beginning and no trial date has been set. As such, the outcome of Bank One's suit cannot be predicted with any certainty and management is unable to estimate an amount or range of potential loss that could result if an improbable unfavorable outcome did occur.

     In the third quarter of 2001 we established a reserve, which we believe is adequate to cover our exposures resulting from the insolvency of HIH Insurance Ltd. ("HIH"), one of our former insurance providers. HIH provided public liability coverage to the Australian operations of JLW for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring at properties for which we had property management responsibilities. As of December 31, 2002, $1.1 million remained to cover claims which would have been covered by the insurance provided by HIH. Although there can be no assurance, we believe this reserve is adequate to

                    JONES LANG LASALLE INCORPORATED
cover any remaining claims and expenses resulting from the HIH insolvency. Due to the nature of the claims covered by this insurance, it is possible that future claims may be made.


(17)  IMPLEMENTATION OF SAB 101

     During December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on various revenue recognition matters. Historically, we and certain other real estate service companies had recorded the full amount of lease commissions as revenue upon the completion of leasing services and the closing of the transaction, when invoicing for a portion of the commission was to be delayed until actual tenant occupancy. This policy was based upon the fact that we had fulfilled all of our contractual obligations and the likelihood of the tenant defaulting under the lease was extremely remote. Under
SAB 101, such lease commission revenue should be deferred until the parties to the lease contract have fulfilled their respective obligations. In 2000 we adopted the provisions of SAB 101, retroactively applying them as of January 1, 2000.

     As a result, revenue recognition is now deferred until all parties to the lease contract have fulfilled their respective lease obligations if the fee income is dependent upon those contingencies being removed. This change in accounting policy does not impact the timing or amount of cash flow, or the amount of earnings that we will ultimately recognize.

     Effective January 1, 2000, we recorded a one-time, non-cash, after-tax cumulative effect of a change in accounting principle of $14.2 million, net of taxes of $8.7 million. This adjustment represents revenues of $22.9 million that had been recognized prior to January 1, 2000 that would not have been recognized if the new accounting policy had been in effect in prior years. These revenues will be recognized as the underlying contingencies are satisfied. We recognized $400,000, $5.8 million and $16.2 million of these revenues in the twelve months ended December 31, 2002, 2001 and 2000, respectively. Of the $22.9 million of revenues that were deferred on January 1, 2000, $500,000 represented revenues related to our land investment business, a business we exited in 2001. We have determined that the subsequent impairment of the specific investment that generated these revenues means that this $500,000 will not be collected, and therefore will not be recorded as revenue. This will have no impact on our earnings or cash flow.

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

                    JONES LANG LASALLE INCORPORATED

(18)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On July 26, 2000, Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly-owned subsidiary of Jones Lang LaSalle, issued 9% Senior Euro Notes with an aggregate principal amount of euro 165 million, due 2007 (the "Euro Notes"). The payment obligations under the Euro Notes are fully and unconditionally guaranteed by Jones Lang LaSalle Incorporated and certain of its wholly-owned subsidiaries: Jones Lang LaSalle America's Inc.; LaSalle Investment Management, Inc.; Jones Lang LaSalle International, Inc.; Jones Lang LaSalle Co-Investment, Inc.; and Jones Lang LaSalle Ltd. (the "Guarantor Subsidiaries"). All of Jones Lang LaSalle Incorporated's remaining subsidiaries (the "Non-Guarantor Subsidiaries") are owned by the Guarantor Subsidiaries. The following supplemental Condensed Consolidating Balance Sheets as of December 31, 2002 and December 31, 2001, Condensed Consolidating Statement of Earnings and Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000 present financial information for (i) Jones Lang LaSalle Incorporated (carrying any investment in subsidiaries under the equity method), (ii) Jones Lang LaSalle Finance B.V. (the issuer of the Euro Notes), (iii) on a combined basis the Guarantor Subsidiaries (carrying any investment in Non-Guarantor Subsidiaries under the equity method) and (iv) on a combined basis the Non-Guarantor Subsidiaries (carrying its investments in JLL Finance under the equity method). Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and Jones Lang LaSalle Incorporated believes that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. In general, historically, Jones Lang LaSalle Incorporated has entered into third-party borrowings, financing its subsidiaries via intercompany accounts that are then converted into equity on a periodic basis. Certain Guarantor and Non-Guarantor Subsidiaries also enter into third-party borrowings on a limited basis. All intercompany activity has been included as subsidiary activity in investing activities in the Condensed Consolidating Statements of Cash Flows. Cash is managed on a consolidated basis and there is a right of offset between bank accounts in the different groupings of legal entities in the condensed consolidating financial information. Therefore, in certain cases, negative cash balances have not been reallocated to payables as they legally offset positive cash balances elsewhere in Jones Lang LaSalle Incorporated. In certain cases, taxes have been calculated on the basis of a group position that includes both Guarantor and Non-Guarantor Subsidiaries. In such cases, the taxes have been allocated to individual legal entities on the basis of that legal entity's pre-tax income.


                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                           As of December 31, 2002
                                              ($ in thousands)

                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
ASSETS
------
Cash and cash
  equivalents . . . .    $    8,657           65       (3,849)         8,781         --           13,654
Trade receivables,
  net of allowances .         --           --          84,033        143,546         --          227,579
Other current assets.        21,303        --          29,006         14,763         --           65,072
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      assets. . . . .        29,960           65      109,190        167,090         --          306,305

Property and equipment,
  at cost, less accumu-
  lated depreciation.         5,088        --          38,913         37,651         --           81,652
Intangibles resulting
  from business acquisi-
  tions and JLW merger,
  net of accumulated
  amortization. . . .         --           --         231,538        102,283         --          333,821
Other assets, net . .        16,399        --          77,047         37,292         --          130,738
Investment in
  subsidiaries. . . .       280,330        --         266,571            774      (547,675)        --
                         ----------   ----------   ----------     ----------    ----------    ----------
                         $  331,777           65      723,259        345,090      (547,675)      852,516
                         ==========   ==========   ==========     ==========    ==========    ==========





                              CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED
                                           As of December 31, 2002
                                              ($ in thousands)


                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
Accounts payable and
  accrued liabilities    $   22,622        1,215       24,184         44,368         --           92,389
Short-term borrowings         --             205        4,210         11,448         --           15,863
Other current
  liabilities . . . .       (64,630)    (201,274)     404,201         22,647         --          160,944
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      liabilities . .       (42,008)    (199,854)     432,595         78,463         --          269,196

Long-term liabilities:
  Credit facilities .         --          26,077        --             --            --           26,077
  9% Senior Notes,
    due 2007. . . . .         --         173,068        --             --            --          173,068
  Other . . . . . . .         2,168        --          10,334          4,715         --           17,217
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total liabilities       (39,840)        (709)     442,929         83,178         --          485,558

Stockholders' equity.       371,617          774      280,330        261,912      (547,675)      366,958
                         ----------   ----------   ----------     ----------    ----------    ----------
                         $  331,777           65      723,259        345,090      (547,675)      852,516
                         ==========   ==========   ==========     ==========    ==========    ==========



                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                           As of December 31, 2001
                                              ($ in thousands)

                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
ASSETS
------
Cash and cash
  equivalents . . . .    $    3,142           52       (2,843)        10,095         --           10,446
Trade receivables,
  net of allowances .           132        --          84,492        137,966         --          222,590
Other current assets.        (4,575)       --          30,708         26,663         --           52,796
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      assets. . . . .        (1,301)          52      112,357        174,724         --          285,832

Property and equipment,
  at cost, less accumu-
  lated depreciation.         4,388        --          48,817         39,298         --           92,503
Intangibles resulting
  from business acquisi-
  tions and JLW merger,
  net of accumulated
  amortization. . . .         --           --         230,940         97,229         --          328,169
Other assets, net . .        26,154        --          69,426         33,643         --          129,223
Investment in
  subsidiaries. . . .       216,825        --         212,452            367      (429,644)        --
                         ----------   ----------   ----------     ----------    ----------    ----------
                         $  246,066           52      673,992        345,261      (429,644)      835,727
                         ==========   ==========   ==========     ==========    ==========    ==========





                              CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED
                                           As of December 31, 2001
                                              ($ in thousands)


                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
Accounts payable and
  accrued liabilities    $   10,572          836       42,568         50,592         --          104,568
Short-term borrowings         --           --           9,147          6,350         --           15,497
Other current
  liabilities . . . .       (81,592)    (207,773)     391,432         65,503         --          167,570
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      liabilities . .       (71,020)    (206,937)     443,147        122,445         --          287,635

Long-term liabilities:
  Credit facilities .         --          59,854        --               767         --           60,621
  9% Senior Notes,
    due 2007. . . . .         --         146,768        --             --            --          146,768
  Other . . . . . . .         2,705        --          14,020          8,808         --           25,533
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total liabilities       (68,315)        (315)     457,167        132,020         --          520,557

Commitments and
 contingencies

Minority interest in
  consolidated
  subsidiaries. . . .         --           --           --               789         --              789

Stockholders' equity.       314,381          367      216,825        212,452      (429,644)      314,381
                         ----------   ----------   ----------     ----------    ----------    ----------
                         $  246,066           52      673,992        345,261      (429,644)      835,727
                         ==========   ==========   ==========     ==========    ==========    ==========



                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                    For the year ended December 31, 2002
                                              ($ in thousands)


                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
Revenue . . . . . . .    $    --           --         404,785        435,644         --          840,429
Equity earnings (loss)
  from subsidiaries .        29,061        --          21,359            189       (50,609)        --
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total revenue . .        29,061        --         426,144        435,833       (50,609)      840,429

Operating expenses
  before non-recurring
  and restructuring
  charges . . . . . .         5,145           34      374,737        390,947         --          770,863
Non-recurring and
  restructuring
  charges . . . . . .         5,086        --           8,595          1,190         --           14,871
                         ----------   ----------   ----------     ----------    ----------    ----------
    Operating income
      (loss). . . . .        18,830          (34)      42,812         43,696       (50,609)       54,695

Interest expense, net
  of interest income.        (6,623)        (748)      14,084         10,311         --           17,024
                         ----------   ----------   ----------     ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest. . . .        25,453          714       28,728         33,385       (50,609)       37,671






                          CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED
                                    For the year ended December 31, 2002
                                              ($ in thousands)



                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
Net provision (benefit)
  for income taxes. .        (1,657)         525         (333)        12,502         --           11,037
Minority interests in
  earnings of
  subsidiaries. . . .         --           --           --               711         --              711
                         ----------   ----------   ----------     ----------    ----------    ----------
Net earnings (loss)
  before extraordinary
  item and cumulative
  change in accounting
  principle . . . . .        27,110          189       29,061         20,172       (50,609)       25,923
Extraordinary gain on
  the acquisition of
  minority interest,
  net of tax. . . . .         --           --           --               341         --              341
Cumulative effect of
  a change in account-
  ing principle . . .         --           --           --               846         --              846
                         ----------   ----------   ----------     ----------    ----------    ----------

Net earnings (loss) .    $   27,110          189       29,061         21,359       (50,609)       27,110
                         ==========   ==========   ==========     ==========    ==========    ==========







                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                    For the year ended December 31, 2001
                                              ($ in thousands)


                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
Revenue . . . . . . .    $    --           --         449,379        456,070         --          905,449
Equity earnings (loss)
  from subsidiaries .        (3,045)       --           9,768            263        (6,986)        --
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total revenue . .        (3,045)       --         459,147        456,333        (6,986)      905,449

Operating expenses
  before non-recurring
  and restructuring
  charges . . . . . .        17,884           32      393,425        403,917         --          815,258
Non-recurring and
  restructuring
  charges . . . . . .           569        --          46,664         29,999         --           77,232
                         ----------   ----------   ----------     ----------    ----------    ----------
    Operating income
      (loss). . . . .       (21,498)         (32)      19,058         22,417        (6,986)       12,959

Interest expense, net
  of interest income.        (4,344)        (756)      15,369          9,887         --           20,156
                         ----------   ----------   ----------     ----------    ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest. . . .       (17,154)         724        3,689         12,530        (6,986)       (7,197)






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
                         ==========   ==========   ==========     ==========    ==========    ==========







                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                    For the year ended December 31, 2000
                                              ($ in thousands)


                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
Revenue . . . . . . .    $    --           --         453,226        489,298         --          942,524
Equity earnings (loss)
  from subsidiaries .        49,064        --          55,832            110      (105,006)        --
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total revenue . .        49,064        --         509,058        489,408      (105,006)      942,524

Operating expenses
  before merger re-
  lated non-recurring
  charges . . . . . .        17,565            2      428,026        404,733         --          850,326
Merger related non-
  recurring charges .        79,908        --           3,433          2,454         --           85,795
                         ----------   ----------   ----------     ----------    ----------    ----------
    Operating income
      (loss). . . . .       (48,409)          (2)      77,599         82,221      (105,006)        6,403

Interest expense, net
  of interest income.         7,931         (209)      16,245          3,215         --           27,182
                         ----------   ----------   ----------     ----------    ----------    ----------
    Earnings (loss)
      before provision
      for income taxes
      and minority
      interest. . . .       (56,340)         207       61,354         79,006      (105,006)      (20,779)






                          CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED
                                    For the year ended December 31, 2000
                                              ($ in thousands)



                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
Net provision for
  income taxes. . . .           720           97        2,479         18,757         --           22,053
Minority interests in
  earnings of
  subsidiaries. . . .         --           --           --               (21)        --              (21)
                         ----------   ----------   ----------     ----------    ----------    ----------
Net earnings (loss)
  before cumulative
  effect of change in
  accounting principle      (57,060)         110       58,875         60,270      (105,006)      (42,811)
Cumulative effect of
  change in accounting
  principle, net
  of tax. . . . . . .         --           --          (9,811)        (4,438)        --          (14,249)
                         ----------   ----------   ----------     ----------    ----------    ----------
Net earnings (loss) .    $  (57,060)         110       49,064         55,832      (105,006)      (57,060)
                         ==========   ==========   ==========     ==========    ==========    ==========







                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                For the Twelve Months Ended December 31, 2002
                                              ($ in thousands)
                         Jones Lang                                              Consoli-
                          LaSalle     Jones Lang                                  dated
                        Incorporated   LaSalle                                  Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor    LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Incorporated
                        ------------  ----------  ------------  -------------  ------------
Cash flows provided by
  operating activities   $    6,913       26,867       23,478         11,111        68,369

Cash flows provided by
 (used in) investing
 activities:
  Net capital additions-
   property and equip-
   ment . . . . . . .        (1,923)       --          (6,891)        (7,976)      (16,790)
  Other acquisitions and
   investments, net of
   cash acquired and
   transaction costs.         --           --            (287)         --             (287)
  Subsidiary activity           509        6,718       (3,627)        (3,600)        --
  Investments in real
   estate ventures. .         --           --          (8,742)          (521)       (9,263)
                         ----------   ----------   ----------     ----------    ----------
    Net cash provided by
     (used in) investing
     activities . . .        (1,414)       6,718      (19,547)       (12,097)      (26,340)






                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED
                                For the Twelve Months Ended December 31, 2002
                                              ($ in thousands)


                         Jones Lang                                              Consoli-
                          LaSalle     Jones Lang                                  dated
                        Incorporated   LaSalle                                  Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor    LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Incorporated
                        ------------  ----------  ------------  -------------  ------------
Cash flows provided by
 (used in) financing
 activities:
  Net borrowings under
   credit facility. .           (60)     (33,572)      (4,937)         4,331       (34,238)
  Shares repurchased.        (4,052)       --           --            (4,659)       (8,711)
  Common stock issued
   under stock option
   plan and stock
   purchase programs.         4,128        --           --             --            4,128
                         ----------   ----------   ----------     ----------    ----------
    Net cash provided by
     (used in) financing
     activities . . .            16      (33,572)      (4,937)          (328)      (38,821)
                         ----------   ----------   ----------     ----------    ----------
Net increase (decrease)
  in cash and cash
  equivalents . . . .         5,515           13       (1,006)        (1,314)        3,208
Cash and cash equiva-
  lents, beginning
  of period . . . . .         3,142           52       (2,843)        10,095        10,446
                         ----------   ----------   ----------     ----------    ----------
Cash and cash equiva-
  lents, end of period   $    8,657           65       (3,849)         8,781        13,654
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
                         ==========   ==========   ==========     ==========    ==========


(19)  SUBSEQUENT EVENTS

     On February 13, 2003 the Compensation Committee of the Board of Directors approved the grant of 330,000 restricted stock units to certain employees. These restricted stock units, which were granted under the 1997 Jones Lang LaSalle Stock Award and Incentive Plan, have a zero strike price and 50% will vest July 1, 2006 (over 40 months) and 50% will vest July 1, 2008 (over 64 months). The total related compensation expense of $4.3 million (330,000 shares at $13.00 per share) will be expensed over the vesting periods.


QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited consolidated statements of earnings data for each of our last eight quarters. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments and accruals, that we consider necessary for a fair presentation. The unaudited consolidated quarterly information should be read in conjunction with our Consolidated Financial Statements and the notes thereto as well as the "Summary of Critical Accounting Policies and Estimates" section within "Management's Discussion and Analysis of Financial Condition and Results of Operations.". The operating results for any quarter are not necessarily indicative of the results for any future period.

     We would note the following points regarding how we prepare and present our financial statements on a periodic basis.

     PERIODIC ACCOUNTING FOR INCENTIVE COMPENSATION - An important part of our overall compensation package is incentive compensation, which is typically paid out to employees in the first quarter of the year after it is earned. In our interim financial statements we accrue for incentive compensation based on the percentage of revenue and compensation costs recorded to date relative to forecasted revenue and compensation costs for the full year as substantially all incentive compensation pools are based upon revenues and profits. The impact of this incentive compensation accrual methodology is that we accrue very little incentive compensation in the first six months of the year, with the majority of our incentive compensation accrued in the second half of the year, particularly in the fourth quarter. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees. In addition, we exclude from the standard accrual methodology incentive compensation pools that are not subject to the normal performance criteria. These pools are accrued for on a straight-line basis. As discussed in Note 13 to Notes to Consolidated Financial Statements, certain senior employees receive a portion of their incentive compensation in the form of restricted stock units of our common stock. We recognize this compensation over the vesting period of these restricted stock units, which has the effect of deferring a portion of current year incentive compensation to later years. Given that the majority of our incentive compensation is accrued in the fourth quarter, we do not estimate and account for the current year impact of this program until the fourth quarter.

    INCOME TAXES - We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. We assess our effective tax rate on a quarterly basis and reflect the benefit from tax planning actions when we believe it is probable they will be successful, which usually requires that certain actions have been initiated. We account for the cumulative catch-up impact of any change in estimated effective tax rate in the quarter that a change is made.

                                       JONES LANG LASALLE INCORPORATED
                                            QUARTERLY INFORMATION
                                                 (UNAUDITED)
                                                                          2002
                                                   -------------------------------------------------------
($ in thousands, except share data)                  March 31    June 30   Sept. 30    Dec. 31      Year
                                                     --------   --------   --------    --------   --------
Revenue:
  Owner & Occupier Services:
    Americas. . . . . . . . . . . . . . . . . . . .  $ 55,828     61,439     71,299     102,338    290,904
    Europe. . . . . . . . . . . . . . . . . . . . .    64,337     78,843     73,890      97,344    314,414
    Asia Pacific. . . . . . . . . . . . . . . . . .    26,224     31,968     30,484      37,902    126,578
  Investment Management . . . . . . . . . . . . . .    19,158     22,013     35,005      32,833    109,009

Less:  intersegment revenue . . . . . . . . . . . .      (117)       (85)      (173)       (101)      (476)
                                                     --------   --------   --------    --------   --------
        Total revenue . . . . . . . . . . . . . . .   165,430    194,178    210,505     270,316    840,429

Operating expenses:
  Owner & Occupier Services:
    Americas. . . . . . . . . . . . . . . . . . . .    57,944     57,885     65,005      78,068    258,902
    Europe. . . . . . . . . . . . . . . . . . . . .    64,059     73,138     73,027      86,435    296,659
    Asia Pacific. . . . . . . . . . . . . . . . . .    29,250     30,675     30,426      36,458    126,809
  Investment Management . . . . . . . . . . . . . .    18,306     19,363     23,940      27,360     88,969

Less:  intersegment expenses. . . . . . . . . . . .      (117)       (85)      (173)       (101)      (476)

Non-recurring and restructuring charges . . . . . .       100        951        472      13,348     14,871
                                                     --------   --------   --------    --------   --------

Total operating expenses. . . . . . . . . . . . . .   169,542    181,927    192,697     241,568    785,734

Operating income (loss) . . . . . . . . . . . . . .  $ (4,112)    12,251     17,808      28,748     54,695

Net earnings (loss) . . . . . . . . . . . . . . . .  $ (4,035)     3,506     10,169      17,470     27,110

Basic earnings (loss) per common share before
    extraordinary item and cumulative effect
    of change in accounting principle . . . . . . .  $  (0.16)      0.12       0.33        0.56       0.85

Extraordinary gain on the acquisition of
    minority interest, net of tax . . . . . . . . .  $  --         --         --           0.01       0.01

Cumulative effect of change in accounting
    principal . . . . . . . . . . . . . . . . . . .  $   0.03      --         --          --          0.03




                                                                          2002
                                                   -------------------------------------------------------
($ in thousands, except share data)                  March 31    June 30   Sept. 30    Dec. 31      Year
                                                     --------   --------   --------    --------   --------

Basic earnings (loss) per common share. . . . . . .  $  (0.13)      0.12       0.33        0.57       0.89

Diluted earnings (loss) per common share before
    extraordinary item and cumulative effect
    of change in accounting principle . . . . . . .  $  (0.16)      0.11       0.32        0.54       0.81

Extraordinary gain on the acquisition of
    minority interest, net of tax . . . . . . . . .  $  --         --         --           0.01       0.01

Cumulative effect of change in accounting
    principal . . . . . . . . . . . . . . . . . . .  $   0.03      --         --          --          0.03

Diluted earnings (loss) per common share. . . . . .  $  (0.13)      0.11       0.32        0.55       0.85





                                                                          2001
                                                   -------------------------------------------------------
($ in thousands, except share data)                  March 31    June 30   Sept. 30    Dec. 31      Year
                                                     --------   --------   --------    --------   --------

Revenue:
  Owner & Occupier Services:
    Americas. . . . . . . . . . . . . . . . . . . .  $ 64,606     78,484     78,997     105,850    327,937
    Europe. . . . . . . . . . . . . . . . . . . . .    85,688     77,599     74,331     107,222    344,840
    Asia Pacific. . . . . . . . . . . . . . . . . .    27,886     28,659     32,748      40,261    129,554
  Investment Management . . . . . . . . . . . . . .    24,476     19,732     35,882      24,219    104,309

Less:  intersegment revenue . . . . . . . . . . . .      (160)      (550)      (189)       (292)    (1,191)
                                                     --------   --------   --------    --------   --------
        Total revenue . . . . . . . . . . . . . . .   202,496    203,924    221,769     277,260    905,449

Operating expenses:
  Owner & Occupier Services:
    Americas. . . . . . . . . . . . . . . . . . . .    75,322     74,926     70,951      80,412    301,611
    Europe. . . . . . . . . . . . . . . . . . . . .    77,072     71,899     70,001      83,344    302,316
    Asia Pacific. . . . . . . . . . . . . . . . . .    30,433     31,046     32,144      36,287    129,910
  Investment Management . . . . . . . . . . . . . .    19,703     20,215     22,981      19,713     82,612

Less:  intersegment expenses. . . . . . . . . . . .      (160)      (550)      (189)       (292)    (1,191)

Non-recurring and restructuring charges . . . . . .     1,055      2,595     24,490      49,092     77,232
                                                     --------   --------   --------    --------   --------

Total operating expenses. . . . . . . . . . . . . .   203,425    200,131    220,378     268,556    892,490

Operating income (loss) . . . . . . . . . . . . . .  $   (929)     3,793      1,391       8,704     12,959

Net loss. . . . . . . . . . . . . . . . . . . . . .  $ (3,546)    (1,922)    (6,181)     (3,762)   (15,411)

Basic loss per common share . . . . . . . . . . . .  $  (0.12)     (0.06)     (0.21)      (0.13)     (0.51)

Diluted loss per common share . . . . . . . . . . .  $  (0.12)     (0.06)     (0.21)      (0.13)     (0.51)







                    JONES LANG LASALLE INCORPORATED

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           ($ in thousands)




                        Balance at                           Balance
                        Beginning   Costs and   Deductions   at End
Description             of Period    Expenses      (A)      of Period
-----------             ----------  ----------  ----------  ---------

2002
Accounts Receivable
Reserves (B). . . . .     $  5,887        262     1,157       $ 4,992

2001
Accounts Receivable
Reserves. . . . . . .     $  8,843      8,257    11,213       $ 5,887

2000
Accounts Receivable
Reserves. . . . . . .     $  9,871      5,464     6,492       $ 8,843



(A)  Includes primarily write-offs of uncollectible accounts.

(B) Costs and expenses for 2002 are net of the $2.0 million reversal of bad debt reserves relating to Diverse.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the material in Jones Lang LaSalle's Proxy Statement for the 2003 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance."


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

     The following table provides information as of December 31, 2002 with respect to Jones Lang LaSalle's common shares issuable under our equity compensation plans (in thousands, except exercise price):

                                                        Number of
                                                       Securities
                                                        Remaining
                                                      Available for
                       Number of       Weighted-     Future Issuance
                      Securities        Average       Under Equity
                     to be Issued      Exercise       Compensation
                     Upon Exercise     Price of           Plans
                    of Outstanding    Outstanding      (Excluding
                       Options,        Options,        Securities
                     Warrants and    Warrants and     Reflected in
Plan Category           Rights          Rights         Column (A))
-------------       --------------   -------------   ---------------
                          (A)             (B)              (C)
Equity compensa-
 tion plans
 approved by
 security holders
  SAIP (1)                5,436         $ 19.00            2,395

  ESPP (2)                --              --                 243
                        -------                           ------
  Subtotal                5,436                            2,638
                        -------                           ------
Equity compensa-
 tion plans not
 approved by
 security holders
  SAYE (3)                  220          $13.63              280
                        -------                           ------
  Subtotal                  220                              280
                        -------                           ------
    Total                 5,656                            2,918
                        =======                           ======

Notes:

(1) In 1997, we adopted the 1997 Stock Award and Incentive Plan ("SAIP") that provides for the granting of options to purchase a specified number shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle.

(2) In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible US based employees. Under this plan, employee contributions for stock purchases will be enhanced through an additional contribution of 15%.

(3) In November of 2001, we established the Jones Lang LaSalle Savings Related Share Option (UK) Plan ("SAYE") for employees of our UK based operations. Under the SAYE plan, employees have a one-time opportunity to enter into a tax efficient savings plan linked to the option to purchase stock. The Company enhances employee contributions by 15%.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions."



ITEM 14.  CONTROLS AND PROCEDURES

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

                                PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     (b)   Reports on Form 8-K:

                 On October 30, 2002, Jones Lang LaSalle filed a Report on Form 8-K incorporating a press release announcing earnings for the quarterly period ended September 30, 2002 and a share repurchase program.

                 On November 15, 2002, Jones Lang LaSalle filed a Report on Form 8-K incorporating its November Investor Relations presentation.

                 On December 23, 2002, Jones Lang LaSalle filed a Report on Form 8-K incorporating a press release announcing the acquisition of the minority interest in a Swedish joint venture.

                 On January 3, 2003, Jones Lang LaSalle filed a Report on Form 8-K incorporating a press release announcing a reduction in workforce.

                 On February 4, 2003, Jones Lang LaSalle filed a Report on Form 8-K incorporating a press release announcing earnings for the quarterly period ended December 31, 2002.

                 On February 19, 2002, Jones Lang LaSalle filed a report on Form 8-K incorporating its February Investor Relations presentation.

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

                           POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each of Jones Lang LaSalle Incorporated, a Maryland corporation, and the undersigned Directors and officers of Jones Lang LaSalle Incorporated, hereby constitutes and appoints Christopher A. Peacock, Lauralee E. Martin and Nicholas J. Willmott its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 27th day of February, 2003.


                      JONES LANG LASALLE INCORPORATED


                            /s/ Lauralee E. Martin
                            ----------------------------------
                      By:   Lauralee E. Martin
                            Executive Vice President and
                            Chief Financial Officer
                            (Authorized Officer and
                            Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 2003.


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


/s/ Henri-Claude de Bettignies
------------------------------    Director
Henri-Claude de Bettignies

SIGNATURE                         TITLE
---------                         -----


/s/ Darryl Hartley-Leonard
------------------------------    Director
Darryl Hartley-Leonard


/s/ Derek A. Higgs
------------------------------    Director
Derek A. Higgs


/s/ Thomas C. Theobald
------------------------------    Director
Thomas C. Theobald


/s/ Sheila A. Penrose
------------------------------    Director
Sheila A. Penrose


/s/ Jackson P. Tai
------------------------------    Director
Jackson P. Tai


/s/ Nicholas J. Willmott
------------------------------    Executive Vice President and
Nicholas J. Willmott              Global Controller
                                  (Principal Accounting Officer)

                            CERTIFICATIONS
                            --------------


I, Christopher A. Peacock, certify that:

1. I have reviewed this annual report on Form 10-K of Jones Lang LaSalle incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:February 27, 2003      /s/ Christopher A. Peacock
                            -------------------------------------
                            Christopher A. Peacock
                            President and Chief Executive Officer

                            CERTIFICATIONS
                            --------------


I, Lauralee E. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of Jones Lang LaSalle incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:February 27, 2003      /s/ Lauralee E. Martin
                            ------------------------------
                            Lauralee E. Martin
                            Executive Vice President and
                            Chief Financial Officer

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

3.2 Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3(ii) to Jones Lang LaSalle Incorporated's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

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

10.2 First Amendment to Credit Agreement dated as of December 31, 2001 (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2001).

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

10.3 Asset Purchase Agreement, dated as of December 31, 1996, by and among LaSalle Construction Limited Partnership, LaSalle Partners Limited Partnership, Clune Construction Company, L.P. and Michael T. Clune (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement
           No. 333-25741).

10.4 Amended and Restated Stock Award and Incentive Plan, attached hereto and incorporated herein as Exhibit 10.4.

10.5       Employee Stock Purchase Plan (Incorporated by reference to
           Exhibit 99.1 to the Registrant's Registration Statement
           No. 333-42193).

10.6       First Amendment to the Employee Stock Purchase Plan
           (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.7       Second Amendment to the Employee Stock Purchase Plan
           (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).


10.8       Third Amendment to the Employee Stock Purchase Plan
           (Incorporated by reference to Exhibit 10.2 to Jones Lang LaSalle Incorporated's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.9 Description of Management Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1997).

10.10 Registration Rights Agreement, dated as of April 22, 1997, by and among the Registrant, DEL-LPL Limited Partnership, DEL-LPAML Limited Partnership, DSA-LSPL, Inc., DSA-LSAM, Inc. and Galbreath Holdings, LLC (Incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement
           No. 333-25741.)

10.11 Form of Indemnification Agreement with Executive Officers and Directors (Incorporated by Reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31,
           1998).

10.12 Severance Pay Plan (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended
           December 31, 2001).

10.13 Senior Executive Services Agreement with Christopher A. Peacock (Incorporated by reference to Exhibit 10.16 to Jones Lang LaSalle Incorporated's Annual report on Form 10-K for the fiscal year ended December 31, 1999).

10.14      Senior Executive Service Agreement with Robert Orr
           (Incorporated by reference to Exhibit 10.17 to Jones Lang LaSalle Incorporated's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

10.15 Jones Lang LaSalle Savings Related Share Option (UK) Plan adopted October 24, 2001 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2001).

10.16 Jones Lang LaSalle Incorporated Co-Investment Long Term Incentive Plan, attached hereto and incorporated herein as
           Exhibit 10.16.

10.17      LaSalle Investment Management Long Term Incentive Plan
           (Incorporated by reference to Exhibit 10.2 to Jones Lang LaSalle Incorporated's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

12.1       Computation of Ratio of Earnings to Fixed Charges.

21.1       List of Subsidiaries

23.1       Independent Auditors' Consent

24.1 Power of Attorney (Set forth on page preceding signature page of this report.)

99.1 Certification of Chief Executive Officer dated February 27, 2003, attached hereto and incorporated herein as Exhibit 99.1.

99.2 Certification of Chief Financial Officer dated February 27, 2003, attached hereto and incorporated herein as Exhibit 99.2.