Form 10-Q
period 2003-03-31
JONES LANG LASALLE INC
filed 2003-05-08
CIK 1037976

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes [  X  ]   No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
               Class                                  May 5, 2003
               -----                                 --------------

     Common Stock ($0.01 par value)                   31,020,645

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    34

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk. . . . . . . . . . . . . . . . .    48

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    49


PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    49

Item 5.    Other Information. . . . . . . . . . . . . . . . .    50

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    50

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                    JONES LANG LASALLE INCORPORATED
                      CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 2003 AND DECEMBER 31, 2002
                  ($ in thousands, except share data)


                                           MARCH 31,
                                             2003       DECEMBER 31,
                                          (Unaudited)      2002
                                          ----------    -----------
ASSETS
------

Current assets:
  Cash and cash equivalents . . . . . . . $   13,485         13,654
  Trade receivables, net of allowances
    of $4,972 and $4,992 in 2003
    and 2002, respectively. . . . . . . .    194,755        227,579
  Notes receivable. . . . . . . . . . . .      3,608          4,165
  Other receivables . . . . . . . . . . .      6,531          7,623
  Prepaid expenses. . . . . . . . . . . .     13,785         15,142
  Deferred tax assets . . . . . . . . . .     27,601         27,382
  Other assets. . . . . . . . . . . . . .     11,381         10,760
                                          ----------      ---------
          Total current assets. . . . . .    271,146        306,305

Property and equipment, at cost, less
  accumulated depreciation of $123,433
  and $116,214 in 2003 and 2002,
  respectively. . . . . . . . . . . . . .     78,173         81,652
Goodwill, with indefinite useful lives,
  at cost, less accumulated amortization
  of $36,052 and $36,398 in 2003
  and 2002, respectively. . . . . . . . .    316,727        315,477
Identified intangibles, with definite
  useful lives, at cost, less accumulated
  amortization of $30,241 and $28,928
  in 2003 and 2002, respectively. . . . .     17,115         18,344
Investments in and loans to real estate
  ventures. . . . . . . . . . . . . . . .     73,239         74,994
Long-term receivables, net. . . . . . . .     14,760         15,248
Prepaid pension asset . . . . . . . . . .      1,230          9,646
Deferred tax assets . . . . . . . . . . .     24,963         18,839
Debt issuance costs, net. . . . . . . . .      3,988          4,343
Other assets, net . . . . . . . . . . . .      7,597          7,668
                                           ---------     ----------

                                           $ 808,938        852,516
                                           =========     ==========

                    JONES LANG LASALLE INCORPORATED
                CONSOLIDATED BALANCE SHEETS - CONTINUED

                 MARCH 31, 2003 AND DECEMBER 31, 2002
                  ($ in thousands, except share data)


                                           MARCH 31,
                                             2003       DECEMBER 31,
                                          (Unaudited)      2002
                                          ----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued
    liabilities . . . . . . . . . . . . .  $  89,046         92,389
  Accrued compensation. . . . . . . . . .     69,867        139,513
  Short-term borrowings . . . . . . . . .     14,573         15,863
  Deferred tax liabilities. . . . . . . .        478             20
  Other liabilities . . . . . . . . . . .     26,629         21,411
                                           ---------     ----------
          Total current liabilities . . .    200,593        269,196

Long-term liabilities:
  Credit facilities . . . . . . . . . . .     54,000         26,077
  9% Senior Euro Notes, due 2007. . . . .    180,263        173,068
  Deferred tax liabilities. . . . . . . .      3,263            146
  Minimum pension liability . . . . . . .      4,734          --
  Other . . . . . . . . . . . . . . . . .     16,840         17,071
                                           ---------     ----------
          Total liabilities . . . . . . .    459,693        485,558

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    31,017,810 and 30,896,333 shares
    issued and outstanding as of
    March 31, 2003 and December 31,
    2002, respectively. . . . . . . . . .        310            309
  Additional paid-in capital. . . . . . .    497,955        494,283
  Deferred stock compensation . . . . . .    (19,326)       (17,321)
  Retained deficit. . . . . . . . . . . .   (102,658)       (95,411)
  Stock held by subsidiary. . . . . . . .     (4,659)        (4,659)
  Stock held in trust . . . . . . . . . .       (460)          (460)
  Accumulated other comprehensive loss. .    (21,917)        (9,783)
                                           ---------     ----------
          Total stockholders' equity. . .    349,245        366,958
                                           ---------     ----------
                                           $ 808,938        852,516
                                           =========     ==========















     See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
     CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

              THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                  ($ in thousands, except share data)
                              (UNAUDITED)



                                               2003         2002
                                            ----------   ----------
Revenue:
  Fee based services. . . . . . . . . . .   $  182,046      165,303
  Equity in earnings (losses) from
    unconsolidated ventures . . . . . . .           80          (78)
  Other income. . . . . . . . . . . . . .        2,971        2,605
                                            ----------   ----------
        Total revenue . . . . . . . . . .      185,097      167,830

Operating expenses:
  Compensation and benefits, excluding
    non-recurring and restructuring
    charges . . . . . . . . . . . . . . .      128,021      111,623
  Operating, administrative and other,
    excluding non-recurring and
    restructuring charges . . . . . . . .       54,227       50,748
  Depreciation and amortization . . . . .        9,690        9,471
  Non-recurring and restructuring charges:
    Compensation and benefits . . . . . .         (444)          20
    Operating, administrative and other .          500           80
                                            ----------   ----------
        Total operating expenses. . . . .      191,994      171,942

        Operating loss. . . . . . . . . .       (6,897)      (4,112)

Interest expense, net of interest income.        4,083        3,918
                                            ----------   ----------
        Loss before benefit for income
          taxes and minority interest . .      (10,980)      (8,030)

Net benefit for income taxes. . . . . . .       (3,733)      (3,212)

Minority interest in earnings of
  subsidiaries. . . . . . . . . . . . . .        --              63
                                            ----------   ----------
        Net loss before cumulative
          effect of change in accounting
          principle . . . . . . . . . . .       (7,247)      (4,881)

Cumulative effect of change in
  accounting principle. . . . . . . . . .        --             846
                                            ----------   ----------
Net loss. . . . . . . . . . . . . . . . .   $   (7,247)      (4,035)
                                            ==========   ==========

Other comprehensive income (loss),
 net of tax:
  Foreign currency translation
    adjustments . . . . . . . . . . . . .   $   (3,077)         682
  Minimum pension liability . . . . . . .       (9,057)       --
                                            ----------   ----------
Comprehensive loss. . . . . . . . . . . .   $  (19,381)      (3,353)
                                            ==========   ==========

                    JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED

              THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                  ($ in thousands, except share data)
                              (UNAUDITED)



                                               2003         2002
                                            ----------   ----------
Basic loss per common share
  before cumulative effect of change
  in accounting principle . . . . . . . .   $    (0.24)       (0.16)
Cumulative effect of change in
  accounting principle. . . . . . . . . .        --            0.03
                                            ----------   ----------
Basic loss per common share . . . . . . .   $    (0.24)       (0.13)
                                            ==========   ==========
Basic weighted average
  shares outstanding. . . . . . . . . . .   30,715,364   30,207,897
                                            ==========   ==========

Diluted loss per common share before
  cumulative effect of change in
  accounting principle. . . . . . . . . .   $    (0.24)       (0.16)
Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . .        --            0.03
                                            ----------   ----------
Diluted loss per common share . . . . . .   $    (0.24)       (0.13)
                                            ==========   ==========
Diluted weighted average
  shares outstanding. . . . . . . . . . .   30,715,364   30,207,897
                                            ==========   ==========


































     See accompanying notes to consolidated financial statements.

<table>                                JONES LANG LASALLE INCORPORATED
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      THREE MONTHS ENDED MARCH 31, 2003
                                     ($ in thousands, except share data)
                                                 (UNAUDITED)


                                                                                    Accumulated
                                                                                      Other
                                                                                   Comprehensive
                                                                                      Loss
                                                                                  ----------------
                                                                          Shares           Foreign
                                     Additi-  Deferred            Stock   Held in           Cur-
                    Common Stock     tional     Stock   Retained Held by   Trust  Minimum   rency
                 ------------------- Paid-In   Compen-  Earnings  Subsi-    and   Pension  Trans-
                    Shares    Amount Capital   sation   (Deficit) diary    Other Liability lation  Total
                  ----------  ------ -------  --------  ----------------  ---------------- --------------

Balances at
 December 31,
 2002 . . . . . . 30,896,333   $309  494,283  (17,321)   (95,411) (4,659)    (460)   --    (9,783)366,958

Net loss. . . . .                --    --       --        (7,247)  --       --       --     --     (7,247)
Shares issued in
 connection with
 stock option
 plan . . . . . .      3,334     --       (6)   --         --      --       --       --     --         (6)
Restricted stock:
  Shares granted.      --        --    4,806   (4,806)     --      --       --       --     --       --
  Amortization
   of granted
   shares . . . .      --        --    --       1,108      --      --       --       --     --      1,108
  Shares issued .    167,813      2       (2)   --         --      --       --       --     --       --
  Shares repur-
   chased for
   payment of
   taxes. . . . .    (50,973)    (1)    (766)   --         --      --       --       --     --       (767)






                                       JONES LANG LASALLE INCORPORATED
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                      THREE MONTHS ENDED MARCH 31, 2003
                                     ($ in thousands, except share data)
                                                 (UNAUDITED)

                                                                                    Accumulated
                                                                                      Other
                                                                                   Comprehensive
                                                                                      Loss
                                                                                  ----------------
                                                                          Shares           Foreign
                                     Additi-  Deferred            Stock   Held in           Cur-
                    Common Stock     tional     Stock   Retained Held by   Trust  Minimum   rency
                 ------------------- Paid-In   Compen-  Earnings  Subsi-    and   Pension  Trans-
                    Shares    Amount Capital   sation   (Deficit) diary    Other Liability lation  Total
                  ----------  ------ -------  --------  ----------------  ---------------- --------------
Stock compensation
 programs:
  Shares issued .      1,303     --        8    --         --      --       --       --     --          8
  Amortization
   of granted
   shares . . . .      --        --    --       1,325      --      --       --       --     --      1,325
  Reduction in
   stock compen-
   sation grants
   outstanding. .      --        --     (368)     368      --      --       --       --     --      --
Minimum pension
  liability . . .      --        --    --       --         --      --       --     (9,057)  --     (9,057)
Cumulative effect
  of foreign
  currency trans-
  lation adjust-
  ments . . . . .      --        --    --       --         --      --       --      --     (3,077) (3,077)
                  ----------   ----  -------  -------   -------- -------  -------  ------ ------- -------
Balances at
  March 31,
  2003. . . . . . 31,017,810   $310  497,955  (19,326)  (102,658) (4,659)    (460) (9,057)(12,860)349,245
                  ==========   ====  =======  =======   ======== =======  =======  ====== ======= =======








                        See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                           ($ in thousands)
                              (UNAUDITED)



                                                2003        2002
                                             ----------  ----------
Cash flows from operating activities:
  Cash flows from earnings:
    Net loss. . . . . . . . . . . . . . . .  $   (7,247)     (4,035)
    Reconciliation of net loss to net
     cash provided by earnings:
      Cumulative effect of change in
        accounting principle. . . . . . . .       --           (846)
      Minority interest . . . . . . . . . .       --             63
      Depreciation and amortization . . . .       9,690       9,471
      Equity in earnings and gain on sale
        from unconsolidated ventures. . . .         (80)         78
      Operating distributions from real
        estate ventures . . . . . . . . . .         689         787
      Provision for loss on receivables and
        other assets. . . . . . . . . . . .         839       2,787
      Stock compensation expense. . . . . .       --            139
      Amortization of deferred compensation       2,955       2,106
      Amortization of debt issuance costs .         332         321
                                             ----------  ----------
        Net cash provided by earnings . . .       7,178      10,871

    Cash flows from changes in
     working capital:
      Receivables . . . . . . . . . . . . .      34,122      49,441
      Prepaid expenses and other assets . .         781      (3,178)
      Deferred tax assets . . . . . . . . .       1,049          67
      Accounts payable, accrued liabilities
        and accrued compensation. . . . . .     (66,936)    (73,932)
                                             ----------  ----------
        Net cash flows from changes in
          working capital . . . . . . . . .     (30,984)    (27,602)
                                             ----------  ----------
        Net cash used in operating
          activities. . . . . . . . . . . .     (23,806)    (16,731)

  Cash flows used in investing activities:
    Net capital additions - property and
      equipment . . . . . . . . . . . . . .      (3,805)     (2,082)
    Other acquisitions and investments,
      net of cash balances assumed. . . . .      (1,100)       (224)
    Investments in real estate ventures:
      Capital contributions and advances to
        real estate ventures. . . . . . . .        (550)     (7,966)
      Distributions, repayments of advances
        and sale of investments . . . . . .       3,239       2,887
                                             ----------  ----------
          Net cash used in
            investing activities. . . . . .      (2,216)     (7,385)

                    JONES LANG LASALLE INCORPORATED
           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

              THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                           ($ in thousands)
                              (UNAUDITED)



                                                2003        2002
                                             ----------  ----------
Cash flows provided by financing activities:
  Proceeds from borrowings under credit
    facilities. . . . . . . . . . . . . . .     116,623     129,717
  Repayments of borrowings under credit
    facilities. . . . . . . . . . . . . . .     (89,990)   (104,563)
  Shares repurchased for payment of
    taxes on stock awards . . . . . . . . .        (780)      --
  Common stock issued under stock option
    plan and stock purchase programs. . . .       --            409
                                             ----------  ----------
        Net cash provided by
          financing activities. . . . . . .      25,853      25,563
                                             ----------  ----------
        Net (decrease) increase in cash
          and cash equivalents. . . . . . .        (169)      1,447

Cash and cash equivalents,
  beginning of period . . . . . . . . . . .      13,654      10,446
                                             ----------  ----------
Cash and cash equivalents, end of period. .  $   13,485      11,893
                                             ==========  ==========

Supplemental disclosure of cash flow
 information:

  Cash paid (received) during the period for:
    Interest. . . . . . . . . . . . . . . .  $      315         276
    Taxes, net of refunds . . . . . . . . .       1,525        (506)





























     See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

     Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("Jones Lang LaSalle", which may also be referred to as the "Company" or as "we," "us" or "our") for the year ended December 31, 2002, which are included in Jones Lang LaSalle's 2002 Form 10-K, filed with the United States of America Securities and Exchange Commission and also available on our website, since certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein for further discussion of our accounting policies and estimates.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM INFORMATION

     Our consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be obtained for the full fiscal year.

     RECLASSIFICATIONS

     We have reclassified certain prior year amounts to conform with the current presentation.

     Beginning in December 2002, pursuant to the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", we have reclassified reimbursements received for out-of-pocket expenses to revenues in the income statement, as opposed to being shown as a reduction of expenses. Out-of-pocket expenses include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunications and facsimile charges. These out-of-pocket expenses amounted to $1.4 million and $920,000 for the three months ended March 31, 2003 and 2002, respectively. This reclassification has no impact on reported operating loss, net loss or cash flows for either period.

     Beginning in December 2002, we reclassified as revenue our recovery of indirect costs related to our management services business, as opposed to being classified as a reduction of expenses in the income statement. This recovery of indirect costs amounted to $5.3 million and $5.0 million for the three months ended March 31, 2003 and 2002, respectively. This reclassification has no impact on reported operating loss, net loss or cash flows for either period.

     The three months ended March 31, 2002 reflect a reclassification made to separately identify the non-recurring and restructuring charges relating to this period. This reclassification has no impact on reported operating loss, net loss or cash flows for the period.

     EARNINGS PER SHARE

     For the three months ended March 31, 2003 and 2002, we calculated basic and diluted losses per common share based on basic weighted average shares outstanding of 30.7 million and 30.2 million, respectively. As a result of the net losses incurred for these periods, diluted weighted average shares outstanding do not give effect to common stock equivalents, since to do so would be anti-dilutive. These common stock equivalents consist principally of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods. In addition, we did not include in the weighted average shares outstanding for the three months ended March 31, 2003 the 300,000 shares that we repurchased in the fourth quarter of 2002 and which are held by one of our subsidiaries.

     STATEMENT OF CASH FLOWS

     The effects of foreign currency translation on cash balances are reflected in cash flows from operating activities on the Consolidated Statements of Cash Flows.

     INCOME TAX PROVISION

     We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. Based on our 2003 forecasted results we have estimated an effective tax rate of 34% for 2003. While there can be no assurance that we will achieve an effective tax rate of 34% in 2003, we believe that this is an achievable rate due to the impact of tax planning, particularly planning to reduce the impact of losses in jurisdictions where we cannot recognize tax benefits and planning to reduce the incidence of double taxation of earnings and other tax inefficiencies. For the three months ended March 31, 2002, we used an estimated effective tax rate of 40% on recurring operations. Due to the impact of tax planning undertaken later in the year, we ultimately achieved an effective tax rate of 34% on recurring operations for the full year of 2002. We continuously seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate. We reflect the benefit from tax planning actions when we believe it is probable that they will be successful, which usually requires that certain actions have been initiated.

     STOCK-BASED COMPENSATION

     The amended and restated Stock Award and Incentive Plan ("SAIP"), adopted in 1997 and amended and restated in 2002 provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle. We account for our stock option and stock compensation plans under the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), using the intrinsic value based method, and provide pro forma net income and net income per share as if the fair value based method, defined in SFAS 123, as amended, had been applied. We have elected to apply the provisions of APB 25 in accounting for stock options and other stock awards. Therefore, pursuant to APB 25, no compensation expense has been recognized with respect to options granted at the market value of our common stock on the date of grant. Other stock awards, which were granted at prices below the market value of our common stock on the date of grant, have been recognized as compensation expense over the vesting period of those awards pursuant to APB 25. The following table provides pro forma net loss and net loss per common share as if the fair value based method had been applied to all awards ($ in thousands, except share data):

                                           March 31,     March 31,
                                             2003          2002
                                          ----------    ----------

     Net loss, as reported. . . . . . .     $ (7,247)       (4,035)

     Add: Stock-based employee
       compensation expense included
       in reported net loss,
       net of related tax effects . . .        1,795         1,347

     Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method
       for all awards, net of related
       tax effects. . . . . . . . . . .       (2,174)       (1,621)
                                            --------      --------
     Pro forma net loss . . . . . . . .     $ (7,626)       (4,309)
                                            ========     =========
     Loss per share:
          Basic - as reported . . . . .     $  (0.24)        (0.13)
                                            ========     =========
          Basic - pro forma . . . . . .     $  (0.25)        (0.14)
                                            ========     =========

          Diluted - as reported . . . .     $  (0.24)        (0.13)
                                            ========     =========
          Diluted - pro forma . . . . .     $  (0.25)        (0.14)
                                            ========     =========

     As a result of a change in compensation strategy, other than as an inducement to certain new employees, we do not generally utilize stock option grants as part of our employee compensation strategy.

     DERIVATIVES AND HEDGING ACTIVITIES

     We apply FASB Statement No. 133, "Accounting for Derivative
     Instruments and Hedging Activities" ("SFAS 133"), as amended by FASB Statement No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities", when accounting for derivatives and hedging activities.

     In the normal course of business, we use derivative financial instruments in the form forward foreign currency exchange contracts to manage foreign currency risk. At March 31, 2003, we had forward exchange contracts in effect with a gross notional value of $140.0 million ($85.8 million on a net basis) and a market and carrying gain of approximately $700,000. In the past we have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We did not use any interest rate swap agreements in 2002 or in the first quarter of 2003 and there were no such agreements outstanding as of March 31, 2003.

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

     As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. We hedge any foreign currency exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on our earnings during the three months ended March 31, 2003 of the unrealized gain on foreign currency contracts, offset by the loss resulting from re-measurement of foreign currency transactions, was not significant.

     REVENUE RECOGNITION

     In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses we incur on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. A contract that provides a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such, is reported on a gross basis. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. When the fee structure is comprised of at least two distinct elements, namely (i) the fixed management fee and (ii) a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client, we will account for the contract on a net basis. This means we include the fixed management fee in reported revenues and we net the reimbursement against expenses. This characterization is based on the following factors: (i) the property owner generally has the authority over hiring practices and the approval of payroll prior to payment by Jones Lang LaSalle; (ii) Jones Lang LaSalle is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) Jones Lang LaSalle generally earns no margin in the arrangement, obtaining reimbursement only for actual costs incurred. The majority of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated $97.9 million and $93.6 million for the three months ended March 31, 2003 and 2002, respectively. This treatment has no impact on operating loss, net loss or cash flows.

     LEGAL PROCEEDINGS

     The Company has contingent liabilities from various pending claims and litigation matters arising in the ordinary course of business, some of which involve claims from damages that are substantial in amount. Many of these matters are covered by insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

     On November 8, 2002, Bank One N.A. ("Bank One") filed suit against the Company and certain of its subsidiaries in the Circuit Court of Cook County, Illinois with regard to three different agreements relating to facility management, project development and broker services. The suit alleges negligence, breach of contract and breach of fiduciary duty on the part of Jones Lang LaSalle and seeks damages to recover a total of $40 million in compensatory damages and $80 million in punitive damages. The Company is aggressively defending the suit and on December 16, 2002 filed a counterclaim for breach of contract seeking payment of approximately $1.2 million for fees due for services provided under the agreements. While there can be no assurance as to the outcome, the Company believes that the complaint is without merit and, as such, will not have a material adverse effect on our financial position, results of operations or liquidity. The suits are in their early stages. As of the date of this report, we are in the process of discovery and no trial date has been set. As such, the outcome of Bank One's suit cannot be predicted with any certainty and management is unable to estimate an amount or range of potential loss that could result if an improbable unfavorable outcome did occur.

(2)  BUSINESS SEGMENTS

     We manage our business along a combination of geographic and functional lines. We report operations as four business segments: the three geographic regions of Owner and Occupier Services ("OOS"),
     (i) Americas, (ii) Europe and (iii) Asia Pacific, each of which offer our full range of Corporate Solutions, Investor Services and Capital Markets Services; and (iv) Investment Management, which offers investment management services on a global basis. The OOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively, "implementation services") and property management, corporate property services and project and development management services (collectively, "management services"). The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high-net-worth individuals.

     Total revenue by industry segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. We allocate all expenses, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate global overhead, including certain globally managed stock programs. We allocate these corporate global overhead expenses to the business segments based on the relative revenue of each segment.

     Our measure of segment operating results excludes non-recurring and restructuring charges. See Note 3 for a detailed discussion of these non-recurring and restructuring charges. We have determined that it is not meaningful to investors to allocate these non-recurring and restructuring charges to our segments. In addition, the Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without these charges allocated and performance for incentive compensation purposes is assessed before the impact of these charges.

     The following table summarizes unaudited financial information by business segment for the three months ended March 31, 2003 and 2002 ($ in thousands):

                                                    SEGMENT
                                                OPERATING RESULTS
                                             ----------------------
                                                    MARCH 31,
                                                2003         2002
                                              --------     --------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services . . . . . . .     $ 21,601       20,581
    Management services . . . . . . . . .       36,968       34,263
    Equity losses . . . . . . . . . . . .        --             (10)
    Other services. . . . . . . . . . . .          886          877
    Intersegment revenue. . . . . . . . .           69          117
                                              --------     --------
                                                59,524       55,828
  Operating expenses:
    Compensation, operating and
      administrative expenses . . . . . .       56,416       53,051
    Depreciation and amortization . . . .        4,659        4,893
                                              --------     --------
          Operating loss. . . . . . . . .     $ (1,551)      (2,116)
                                              ========     ========

                                                    SEGMENT
                                                OPERATING RESULTS
                                             ----------------------
                                                    MARCH 31,
                                                2003         2002
                                              --------     --------
 EUROPE
  Revenue:
    Implementation services . . . . . . .     $ 48,789       45,146
    Management services . . . . . . . . .       20,920       18,344
    Other services. . . . . . . . . . . .        1,593        1,247
                                              --------     --------
                                                71,302       64,737
  Operating expenses:
    Compensation, operating and
      administrative expenses . . . . . .       69,981       61,903
    Depreciation and amortization . . . .        2,765        2,556
                                              --------     --------
          Operating income (loss) . . . .     $ (1,444)         278
                                              ========     ========
 ASIA PACIFIC
  Revenue:
    Implementation services . . . . . . .     $ 15,005       14,892
    Management services . . . . . . . . .       14,280       12,927
    Other services. . . . . . . . . . . .          463          405
                                              --------     --------
                                                29,748       28,224
  Operating expenses:
    Compensation, operating and
      administrative expenses . . . . . .       33,042       29,531
    Depreciation and amortization . . . .        1,944        1,719
                                              --------     --------
          Operating loss. . . . . . . . .     $ (5,238)      (3,026)
                                              ========     ========
 INVESTMENT MANAGEMENT -
  Revenue:
    Implementation services . . . . . . .     $  1,768          584
    Advisory fees . . . . . . . . . . . .       22,715       18,560
    Equity earnings (losses). . . . . . .           80          (68)
    Other services. . . . . . . . . . . .           29           82
                                              --------     --------
                                                24,592       19,158
  Operating expenses:
    Compensation, operating and
      administrative expenses . . . . . .       22,878       18,003
    Depreciation and amortization . . . .          322          303
                                              --------     --------
          Operating income. . . . . . . .     $  1,392          852
                                              ========     ========

Total segment revenue . . . . . . . . . .     $185,166      167,947
Intersegment revenue eliminations . . . .          (69)        (117)
                                              --------     --------
          Total revenue . . . . . . . . .     $185,097      167,830
                                              ========     ========

Total segment operating expenses. . . . .     $192,007      171,959
Intersegment operating expense
  eliminations. . . . . . . . . . . . . .          (69)        (117)
                                              --------     --------
          Total operating expenses before
            non-recurring and
            restructuring charges . . . .     $191,938      171,842
                                              ========     ========
          Non-recurring and restruc-
            turing charges. . . . . . . .     $     56          100
                                              ========     ========
          Operating loss. . . . . . . . .     $ (6,897)      (4,112)
                                              ========     ========

(3)  NON-RECURRING AND RESTRUCTURING CHARGES

     For the three months ended March 31, 2003 and 2002, non-recurring and restructuring charges totaled $56,000 and $100,000, respectively. The charges consist of the following elements ($ in thousands):

                                               March 31,  March 31,
                                                 2003       2002
                                               ---------  ---------
Non-Recurring & Restructuring
-----------------------------

Land Investment and Development
  Group Impairment. . . . . . . . . . . . . .  $    --           80

2001 Global Restructuring Program:
  Compensation & Benefits . . . . . . . . . .       --           20
  Operating, Administrative & Other . . . . .       --        --

2002 Global Restructuring Program:
  Compensation & Benefits . . . . . . . . . .       (444)     --
  Operating, Administrative & Other . . . . .        500      --
                                                --------   --------
Total Non-Recurring & Restructuring . . . . .   $     56        100
                                                ========   ========


     LAND INVESTMENT AND DEVELOPMENT GROUP IMPAIRMENT

     As part of our broad based business restructuring in the second half of 2001, we closed the non-strategic residential land investment business in the Americas region of our Investment Management segment. We include in investment in and loans to real estate ventures the book value of the five remaining investments of $2.1 million, net of impairment charges of $6.3 million recorded in prior years. We included in non-recurring expense for the three months ended
     March 31, 2002 equity losses of $72,000. There were no similar charges for the three months ended March 31, 2003. We have provided guarantees associated with this investment portfolio of $1.2 million, which we currently do not expect to fund. We currently expect to have liquidated the Land Investment Group investments by the end of 2006.

     Additionally, as part of the 2001 restructuring program, we disposed of our Americas Development Group, although we retained an interest in certain investments the group had originated. We included in non recurring expense for the three months ended March 31, 2002 equity losses of $8,000. There were no similar charges for the three months ended March 31, 2003. We include in investments in and loans to real estate ventures the book value of the one remaining Development Group investment of $658,000. We currently expect to have liquidated this investment by the end of 2003.

     BUSINESS RESTRUCTURING

     Business restructuring charges include severance, professional fees and costs related to excess lease space associated with the realignment of our business. The actual costs incurred with respect to our 2002 restructuring have varied from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law and developments in the underlying business resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions with employees and/or landlords. These events resulted in the recording of a credit to non-recurring compensation and benefits expense of $444,000 and the recording of approximately $500,000 to non-recurring operating, administrative and other expense for additional lease costs of excess space reflecting a lease modification signed in the first quarter of 2003.

     The following table displays the net charges for the three months ended March 31, 2003 and 2002 (in thousands):

                                               March 31,  March 31,
                                                 2003       2002
                                               ---------  ---------
NON-RECURRING & RESTRUCTURING
-----------------------------
Owner and Occupier Services:
  Americas. . . . . . . . . . . . . . . . . .   $  --             8
  Europe. . . . . . . . . . . . . . . . . . .         56      --
  Asia Pacific. . . . . . . . . . . . . . . .      --         --

Investment Management . . . . . . . . . . . .      --            72
Corporate . . . . . . . . . . . . . . . . . .      --            20
                                                --------   --------
Total Non-Recurring & Restructuring . . . . .   $     56        100
                                                ========   ========


(4)  ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE
ASSETS

     We apply FASB Statement No. 141, "Business Combinations" ("SFAS 141"), when accounting for business combinations. SFAS 141 requires that we use purchase method of accounting for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. The acquisition of the minority interest in our Skandia joint venture was at a discount to the fair value of the net assets acquired. As a result, we recorded an after-tax gain of $341,000 as an extraordinary item in the fourth quarter of 2002.

     We apply FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when accounting for goodwill and other intangible assets. SFAS 142 requires an annual impairment evaluation of intangibles with indefinite useful lives. To accomplish this annual evaluation we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. For purposes of evaluating SFAS 142, we define reporting units as Investment Management, Americas OOS, Australia OOS, Asia OOS, and by country groups in Europe OOS. The result of the 2002 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore no impairment loss was recognized on goodwill. The 2003 evaluation is planned to take place later this year. There were no triggering events in the first quarter that would have required an impairment evaluation.

     We have $333.8 million of unamortized intangibles and goodwill as of March 31, 2003, that are subject to the provisions of SFAS 142. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than US dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates.
     The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $333.8 million of unamortized intangibles and goodwill, $316.7 million represents goodwill with indefinite useful life, which we ceased amortizing January 1, 2002. As a result of adopting SFAS 142 on January 1, 2002, we credited to the income statement, as the cumulative effect of a change in accounting principle, $846,000, which represented our negative goodwill balance at January 1, 2002. The gross carrying amount of this negative goodwill (which related to the Americas OOS reporting segment) at January 1, 2002 was $1.4 million with accumulated amortization of $565,000. The remaining $17.1 million of identified intangibles (principally representing management contracts acquired) will be amortized over their remaining definite useful lives (with a maximum of four years remaining). Other than the prospective non-amortization of goodwill, which results in a non-cash improvement in our operating results, the adoption of SFAS 142 did not have a material effect on our revenue, operating results or liquidity.

     In accordance with SFAS 142, the effect of this accounting change is applied prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior period is as follows ($ in thousands, except share data):
                                                      For the
                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                    2003     2002
                                                  -------- --------
     Reported net loss. . . . . . . . . . . . . . $ (7,247)  (4,035)
     Add back: Cumulative effect of change in
       accounting principle . . . . . . . . . . .    --        (846)
                                                  -------- --------
     Adjusted net loss. . . . . . . . . . . . . . $ (7,247)  (4,881)
                                                  ======== ========

     Basic loss per common share. . . . . . . . . $  (0.24)   (0.13)
     Cumulative effect of change in accounting
       principle. . . . . . . . . . . . . . . . .    --       (0.03)
                                                  -------- --------
     Adjusted basic loss per common share . . . . $  (0.24)   (0.16)
                                                  ======== ========

     Diluted loss per common share. . . . . . . . $  (0.24)   (0.13)
     Cumulative effect of change in accounting
       principle. . . . . . . . . . . . . . . . .    --       (0.03)
                                                  -------- --------
     Adjusted diluted loss per common share . . . $  (0.24)   (0.16)
                                                  ======== ========


     The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

                     Owner and Occupier Services   Invest-
                    -----------------------------   ment
                                          Asia     Manage-  Consol-
                     Americas   Europe  Pacific     ment    idated
                     --------  -------- --------  -------- --------
Gross Carrying
Amount
--------------
Balance as of
  January 1, 2003 . .$179,335    58,145   82,755    31,640  351,875

Impact of exchange
  rate movements. . .      28    (1,096)   2,245      (273)     904
                     --------  -------- --------  -------- --------
Balance as of
  March 31, 2003. . .$179,363    57,049   85,000    31,367  352,779

                     Owner and Occupier Services   Invest-
                    -----------------------------   ment
                                          Asia     Manage-  Consol-
                     Americas   Europe  Pacific     ment    idated
                     --------  -------- --------  -------- --------
Accumulated
Amortization
------------
Balance as of
  January 1, 2003 . .$(15,531)   (4,704)  (5,835)  (10,328) (36,398)

Impact of exchange
  rate movements. . .       4       471     (162)       33      346
                     --------  -------- --------  -------- --------
Balance as of
  March 31, 2003. . .$(15,527)   (4,233)  (5,997)  (10,295) (36,052)

Net book value. . . .$163,836    52,816   79,003    21,072  316,727
                     ========  ======== ========  ======== ========


     The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with definite useful lives as well as estimated future amortization expense ($ in thousands, unless otherwise noted).

                     Owner and Occupier Services   Invest-
                    -----------------------------   ment
                                          Asia     Manage-  Consol-
                     Americas   Europe  Pacific     ment    idated
                     --------  -------- --------  -------- --------
Gross Carrying
Amount
--------------
Balance as of
  January 1, 2003 . .$ 39,377       819    2,296     4,780   47,272

Impact of exchange
  rate movements. . .   --          (12)     162       (66)      84
                     --------  -------- --------  -------- --------
Balance as of
  March 31, 2003. . .$ 39,377       807    2,458     4,714   47,356

Accumulated
Amortization
------------
Balance as of
  January 1, 2003 . .$(22,494)     (435)  (1,219)   (4,780) (28,928)

Amortization expense
  - Q1. . . . . . . .  (1,192)      (26)     (75)    --      (1,293)
Impact of exchange
  rate movements. . .      (5)        7      (88)       66      (20)
                     --------  -------- --------  -------- --------
Balance as of
  March 31, 2003. . .$(23,691)     (454)  (1,382)   (4,714) (30,241)

Net book value. . . .$ 15,686       353    1,076     --      17,115
                     ========  ======== ========  ======== ========

     ESTIMATED ANNUAL AMORTIZATION EXPENSE
     Remaining 2003 Amortization              $3.9 million
     For Year Ended 12/31/04                  $5.2 million
     For Year Ended 12/31/05                  $4.7 million
     For Year Ended 12/31/06                  $3.2 million
     For Year Ended 12/31/07                  None

(5)  NEW ACCOUNTING STANDARDS

     ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     We adopted the provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), as of January 1, 2003. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

     SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. Operating leases for space we occupy in certain of our Asian markets contain obligations that would require us, on termination of the lease, to reinstate the space to its original condition. We have assessed our liability under such obligations as required by the adoption of SFAS
     143.  This has not had a material impact on our financial statements.

     ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     As of January 1, 2003, we adopted FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption has not had a material impact on our financial statements.

     ACCOUNTING AND DISCLOSURE BY GUARANTORS

     We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Company has not entered into, or modified guarantees pursuant to the recognition provisions of FIN 45 during the three months ended March 31, 2003. Guarantees covered by the disclosure provisions of FIN 45 are discussed in the "Liquidity and Capital Resources" section within
     Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Interpretation No. 46, "Consolida tion of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. We have not invested in any variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual period beginning after June 15, 2003. We are still analyzing the requirements of FIN 46 and do not anticipate that its adoption will have a material impact on our financial statements.

(6)  UNITED KINGDOM RETIREMENT PLAN

     We maintain a contributory defined benefit pension plan in the United Kingdom to provide retirement benefits to eligible employees. On January 1, 2003 we curtailed the United Kingdom defined benefit plan and implemented a defined contribution plan. No gain or loss was required to be recognized as a result of the curtailment. The table below shows how the curtailment impacted the accumulated benefit obligation, the projected benefit obligation and the fair value of the plan assets (amounts in millions):

                                             At             At
                                         December 31,    January 1,
                                            2002           2003
                                         ------------    ----------

     Projected benefit obligation . . .      $ 104.2       $  92.7
                                             -------       -------
     Accumulated benefit obligation . .      $  82.2       $  90.1
     Fair value of plan assets. . . . .      $  85.3       $  85.3
     Surplus/(Shortfall) of
       Plan Assets to accumulated
       benefit obligation . . . . . . .      $   3.1       $  (4.8)


     Given that after the curtailment the accumulated benefit obligation exceeds the fair value of plan assets, we are required under accounting principles generally accepted in the United States of America to record a minimum pension liability through other comprehensive income in stockholders' equity. The minimum pension liability is equal to the excess accumulated benefit obligation of $4.8 million plus the value of the prepaid pension asset relating to the United Kingdom defined benefit plan which was $8.1 million at January 1, 2003. The adjustment to reflect the required minimum pension liability of $12.9 million, net of associated tax benefit of $3.9 million, was recorded through other comprehensive income in the three months ended March 31, 2003.

(7)  SHARE REPURCHASE

     On October 30, 2002, we announced that our Board of Directors had approved a share repurchase program. Under the program, we may repurchase up to one million shares of our outstanding common stock in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. In the fourth quarter of 2002, we repurchased 300,000 shares at an average price of $15.56 per share. We did not repurchase any shares in the first quarter of 2003. Given that shares repurchased under this program are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for the purposes of calculating earnings per share.

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

     Jones Lang LaSalle International, Inc.; Jones Lang LaSalle Co-Investment, Inc.; and Jones Lang LaSalle Ltd. (the "Guarantor Subsidiaries"). All of Jones Lang LaSalle Incorporated's remaining subsidiaries (the "Non-Guarantor Subsidiaries") are owned by the Guarantor Subsidiaries. The following supplemental Condensed Consolidating Balance Sheets as of March 31, 2003 and December 31, 2002, Condensed Consolidating Statement of Earnings for the three months ended March 31, 2003 and 2002, and Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2003 and 2002 present financial information for (i) Jones Lang LaSalle Incorporated (carrying any investment in subsidiaries under the equity method), (ii) Jones Lang LaSalle Finance B.V. (the issuer of the Euro Notes), (iii) on a combined basis the Guarantor Subsidiaries (carrying any investment in Non-Guarantor subsidiaries under the equity method) and (iv) on a combined basis the Non-Guarantor Subsidiaries (carrying their investment in JLL Finance under the equity method). Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and Jones Lang LaSalle Incorporated believes that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. In general, historically, Jones Lang LaSalle Incorporated has entered into third party borrowings, financing its subsidiaries via intercompany accounts that are then converted into equity, or long-term notes, on a periodic basis. Certain Guarantor and Non-Guarantor Subsidiaries also enter into third party borrowings on a limited basis. All intercompany activity has been included as subsidiary activity in investing activities in the Condensed Consolidating Statements of Cash Flows. We manage cash on a consolidated basis and there is a right of offset between bank accounts in the different groupings of legal entities in the condensed consolidating financial information. Therefore, in certain cases, negative cash balances have not been reallocated to payables as they legally offset positive cash balances elsewhere in Jones Lang LaSalle Incorporated. In certain cases, we have calculated taxes on the basis of a group position that includes both Guarantor and Non Guarantor Subsidiaries. In such cases, the taxes have been allocated to individual legal entities on the basis of that legal entity's pre tax income. For periodic reporting purposes, the adjustment for the global effective tax rate is made in the parent organization. In addition to the reclassifications listed in Note 1, in the first quarter of 2003, $17 million of goodwill related to the JLW merger was reclassified from the guarantor subsidiary Jones Lang LaSalle, Ltd. to various non-guarantor subsidiaries. We have reclassified the December 31, 2002 comparative balance sheet to reflect this movement.

                                       JONES LANG LASALLE INCORPORATED
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                            As of March 31, 2003
                                              ($ in thousands)

                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------

ASSETS
------
Cash and
  cash equivalents. .    $    2,933            76        (2,472)       12,948         --           13,485
Trade receivables,
  net of allowances .         --            --           64,381       130,374         --          194,755
Other current assets.        12,106         --           24,766        26,034         --           62,906
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      assets. . . . .        15,039            76        86,675       169,356         --          271,146

Property and equipment,
 at cost, less accumu-
 lated depreciation .         4,616         --           36,758        36,799         --           78,173
Intangibles resulting
 from business acquisi-
 tions and JLW merger,
 net of accumulated
 amortization . . . .         --            --          212,840       121,002         --          333,842
Other assets, net . .        18,747         --           68,745        38,285         --          125,777
Investments in
 subsidiaries . . . .       270,246         --          287,096           905      (558,247)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  308,648            76       692,114       366,347      (558,247)      808,938
                         ==========    ==========    ==========    ==========    ==========    ==========




                                       JONES LANG LASALLE INCORPORATED
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                            As of March 31, 2003
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Accounts payable and
  accrued liabilities    $   15,359         5,499        21,870        46,318         --           89,046
Short-term borrowings         --               33         6,012         8,528         --           14,573
Other current
  liabilities . . . .       (65,627)     (240,624)      381,259        21,966         --           96,974
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      liabilities . .       (50,268)     (235,092)      409,141        76,812         --          200,593

Long-term liabilities:
  Credit facilities .         --           54,000         --            --            --           54,000
  9% Senior Euro
    Notes, due 2007 .         --          180,263         --            --            --          180,263
  Other . . . . . . .         5,012         --           12,727         7,098         --           24,837
                         ----------    ----------    ----------    ----------    ----------    ----------

    Total liabilities       (45,256)         (829)      421,868        83,910         --          459,693

Commitments and
 contingencies

Stockholders' equity.       353,904           905       270,246       282,437      (558,247)      349,245
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  308,648            76       692,114       366,347      (558,247)      808,938
                         ==========    ==========    ==========    ==========    ==========    ==========




                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                           As of December 31, 2002
                                              ($ in thousands)

                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
ASSETS
------
Cash and cash
  equivalents . . . .    $    8,657           65       (3,849)         8,781         --           13,654
Trade receivables,
  net of allowances .         --           --          84,033        143,546         --          227,579
Other current assets.        21,303        --          29,006         14,763         --           65,072
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      assets. . . . .        29,960           65      109,190        167,090         --          306,305

Property and equipment,
  at cost, less accumu-
  lated depreciation.         5,088        --          38,913         37,651         --           81,652
Intangibles resulting
  from business acquisi-
  tions and JLW merger,
  net of accumulated
  amortization. . . .         --           --         214,524        119,297         --          333,821
Other assets, net . .        16,399        --          77,047         37,292         --          130,738
Investment in
  subsidiaries. . . .       280,330        --         283,585            774      (564,689)        --
                         ----------   ----------   ----------     ----------    ----------    ----------
                         $  331,777           65      723,259        362,104      (564,689)      852,516
                         ==========   ==========   ==========     ==========    ==========    ==========





                              CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED
                                           As of December 31, 2002
                                              ($ in thousands)


                         Jones Lang                                                            Consoli-
                          LaSalle     Jones Lang                                                dated
                        Incorporated   LaSalle                                                Jones Lang
                        (Parent and    Finance     Guarantor    Non-Guarantor                  LaSalle
                         Guarantor)      B.V.     Subsidiaries  Subsidiaries   Eliminations  Incorporated
                        ------------  ----------  ------------  -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
Accounts payable and
  accrued liabilities    $   22,622        1,215       24,184         44,368         --           92,389
Short-term borrowings         --             205        4,210         11,448         --           15,863
Other current
  liabilities . . . .       (64,630)    (201,274)     404,201         22,647         --          160,944
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total current
      liabilities . .       (42,008)    (199,854)     432,595         78,463         --          269,196

Long-term liabilities:
  Credit facilities .         --          26,077        --             --            --           26,077
  9% Senior Notes,
    due 2007. . . . .         --         173,068        --             --            --          173,068
  Other . . . . . . .         2,168        --          10,334          4,715         --           17,217
                         ----------   ----------   ----------     ----------    ----------    ----------
    Total liabilities       (39,840)        (709)     442,929         83,178         --          485,558

Stockholders' equity.       371,617          774      280,330        278,926      (564,689)      366,958
                         ----------   ----------   ----------     ----------    ----------    ----------
                         $  331,777           65      723,259        362,104      (564,689)      852,516
                         ==========   ==========   ==========     ==========    ==========    ==========


                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                  For the Three Months Ended March 31, 2003
                                              ($ in thousands)

                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  ------------  ------------ -------------  ------------  ------------

Revenue . . . . . . . . .$    --            --           85,355        99,742         --          185,097
Equity earnings (loss)
 from subsidiaries. . . .    (8,263)        --           (1,976)           96        10,143         --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . . . .    (8,263)        --           83,379        99,838        10,143       185,097

Operating expenses
 before non-recurring
 and restructuring
 charges. . . . . . . . .     2,330           (54)       87,435       102,227         --          191,938
Non-recurring and
  restructuring charges .     --            --             (444)          500         --               56
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
     (loss) . . . . . . .   (10,593)           54        (3,612)       (2,889)       10,143        (6,897)

Interest expense, net
 of interest income . . .    (1,841)         (187)        3,231         2,880         --            4,083
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
     before provision
     (benefit) for
     income taxes . . . .    (8,752)          241        (6,843)       (5,769)       10,143       (10,980)

Net provision (benefit)
 for income taxes . . . .    (1,505)          145         1,420        (3,793)        --           (3,733)
                         ----------    ----------    ----------    ----------    ----------    ----------

Net earnings (loss) . . .$   (7,247)           96        (8,263)       (1,976)       10,143        (7,247)
                         ==========    ==========    ==========    ==========    ==========    ==========


<table>                                JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                  For the Three Months Ended March 31, 2002
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------

Revenue . . . . . . . . .$    --            --           75,623        92,207         --          167,830
Equity earnings (loss)
 from subsidiaries. . . .    (3,228)        --           (1,444)           58         4,614         --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . . . .    (3,228)        --           74,179        92,265         4,614       167,830

Operating expenses
 before non-recurring
 and restructuring
 charges. . . . . . . . .     3,386            16        75,601        92,839         --          171,842
Non-recurring and
 restructuring charges. .        20         --               80         --            --              100
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
     (loss) . . . . . . .    (6,634)          (16)       (1,502)         (574)        4,614        (4,112)

Interest expense, net
 of interest income . . .    (2,387)         (230)        3,584         2,951         --            3,918
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
     before provision
     (benefit) for
     income taxes and
     minority interest. .    (4,247)          214        (5,086)       (3,525)        4,614        (8,030)

Net provision (benefit)
 for income taxes . . . .      (212)          156        (1,858)       (1,298)        --           (3,212)
Minority interests
 in earnings of
 subsidiaries . . . . . .     --            --            --               63         --               63
                         ----------    ----------    ----------    ----------    ----------    ----------




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

Net earnings (loss)
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
                         ==========    ==========    ==========    ==========    ==========    ==========
























<table>                                JONES LANG LASALLE INCORPORATED
                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                  For the Three Months Ended March 31, 2003
                                              ($ in thousands)
                                   Jones Lang
                                    LaSalle                                                   Consolidated
                                  Incorporated    Jones Lang                                   Jones Lang
                                   (Parent and     LaSalle       Guarantor    Non-Guarantor     LaSalle
                                   Guarantor)    Finance B.V.   Subsidiaries   Subsidiaries   Incorporated
                                  ------------   ------------   ------------  -------------   ------------
Cash flows provided by (used in)
  operating activities. . . . .    $    3,957         11,575        (28,382)       (10,956)       (23,806)
Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment. . .           (25)         --            (2,441)        (1,339)        (3,805)
  Other acquisitions and
    investments, net of cash
    balances assumed. . . . . .         --             --            (1,100)         --            (1,100)
  Subsidiary activity . . . . .        (8,876)       (39,315)        27,728         20,463          --
  Investments in real estate
    ventures. . . . . . . . . .         --             --             3,770         (1,081)         2,689
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) investing
        activities. . . . . . .        (8,901)       (39,315)        27,957         18,043         (2,216)
Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit
    facility. . . . . . . . . .         --            27,751          1,802         (2,920)        26,633
  Shares repurchased. . . . . .          (780)         --             --             --              (780)
  Common stock issued under
    stock option plan . . . . .         --             --             --             --             --
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) financing
        activities. . . . . . .          (780)        27,751          1,802         (2,920)        25,853
                                   ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in cash
  and cash equivalents. . . . .        (5,724)            11          1,377          4,167           (169)
Cash and cash equivalents,
  beginning of period . . . . .         8,657             65         (3,849)         8,781         13,654
                                   ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents,
  end of period . . . . . . . .    $    2,933             76         (2,472)        12,948         13,485
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
                                   ==========     ==========     ==========     ==========     ==========

(9)  SUBSEQUENT EVENTS

     In April 2003, we completed a feasibility analysis of a property management and trust accounting system that was in the process of being implemented in Australia. As a result of the review, we have concluded that the potential benefits from successfully correcting deficiencies in the system that would allow it to be implemented throughout Australia are not justified by the costs that would have to be incurred to do so. We are currently developing a transition plan to an existing alternative system which is expected to take up to six months. The balance sheet value of the abandoned system at March 31, 2003 was Australian $7.4 million (US $4.5 million). As a result of this decision, in the second quarter we will estimate the fair value of the abandoned system and record an impairment charge for the difference between this fair value and the Australian $7.4 million (US $4.5 million) balance sheet value. Given the short transition period and limited functionality of the existing system we do not expect that the fair value will be significant and as a result expect the impairment charge to be at least Australian $7.0 million (US $4.3 million).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto for the three months ended March 31, 2003, included herein, and Jones Lang LaSalle's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002, which have been filed with the United States of America Securities and Exchange Commission as part of our 2002 Annual Report on Form 10-K and is also available on our website.

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

     REVENUE RECOGNITION - We recognize advisory and management fees in the period in which we perform the service. Transaction commissions are recognized as income when we provide the service unless future contin-gencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies are satisfied. Development management fees are generally recognized as billed, which we believe approximates the percentage of completion method of accounting. Incentive fees are generally tied to some form of contractual milestone and are recorded in accordance with the specific terms of the underlying compensation agreement. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB 101.

     In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses we incur on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. A contract that provides a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such, is reported on a gross basis. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. When the fee structure is comprised of at least two distinct elements, namely (i) the fixed management fee and
(ii) a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client, we will account for the contract on a net basis. This means we include the fixed management fee in reported revenues and we net the reimbursement against expenses. This characterization is based on the following factors: (i) the property owner generally has the authority over hiring practices and the approval of payroll prior to payment by Jones Lang LaSalle; (ii) Jones Lang LaSalle is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) Jones Lang LaSalle generally earns no margin in the arrangement, obtaining reimbursement only for actual costs incurred. The majority of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated $97.9 million and $93.6 million for the three months ended March 31, 2003 and 2002, respectively. This treatment has no impact on operating loss, net loss or cash flows.

     Beginning in December 2002, pursuant to the Financial Accounting and Standards Board's ("FASB") Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", we have reclassified reimbursements received for out-of-pocket expenses to revenues in the income statement, as opposed to being shown as a reduction of expenses. Out-of-pocket expenses include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunications and facsimile charges. These out-of-pocket expenses amounted to $1.4 million and $920,000 for the three months ended March 31, 2003 and 2002, respectively. This reclassification has no impact on reported operating loss, net loss or cash flows for either period.

     Beginning in December 2002, we reclassified as revenue our recovery of indirect costs related to our management services business, as opposed to being classified as a reduction of expenses in the income statement. This recovery of indirect costs amounted to $5.3 million and $5.0 million for the three months ended March 31, 2003 and 2002, respectively. This reclassification has no impact on reported operating loss, net loss or cash flows for either period.

     ACCOUNTS RECEIVABLE - We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments and with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables. These reserves are then reviewed on a quarterly basis by regional and global management to ensure that they are appropriate. As part of this review, we develop a range of potential reserves on a consistent formulaic basis. Over the last two years we have placed considerable focus on working capital management and in particular, collecting our receivables on a more timely basis. As we are successful in doing this, the range of potential reserves is narrowing. We would normally expect that the allowance would fall within this range. The table below sets out certain information regarding our accounts receivable, allowance for uncollectible accounts receivable, range of possible allowance and the bad debt expense we incurred for the three months ended March 31, 2003 and 2002 ($ in millions).
                               Allowance
                     Accounts     for
                    Receivable Uncollec-
            Gross   More Than    tible                          Bad
           Accounts  90 Days    Accounts   Maximum    Minimum   Debt
          Receivable Past Due  Receivable Allowance  Allowance Expense
          -------------------- ---------- ---------  --------- -------
March 31,
  2003. .    $ 199.8       7.2        5.0       6.3        3.2    0.8

March 31,
  2002. .    $ 176.1      10.7        8.3       9.2        4.6    2.5

     PERIODIC ACCOUNTING FOR INCENTIVE COMPENSATION - An important part of our overall compensation package is incentive compensation, which we typically pay out to employees in the first quarter of the year after it is earned. In our interim financial statements we accrue for incentive compensation based on the percentage of revenue and compensation costs recorded to date relative to forecasted revenue and compensation costs for the full year, as substantially all incentive compensation pools are based upon revenues and profits. The impact of this incentive compensation accrual methodology is that we accrue very little incentive compensation in the first six months of the year, with the majority of our incentive compensation accrued in the second half of the year, particularly in the fourth quarter. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees. In addition, we exclude from the standard accrual methodology incentive compensation pools that are not subject to the normal performance criteria. These pools are accrued for on a straight-line basis. Incentive compensation for the three months ended March 31, 2003 increased $4.1 million ($3.6 million excluding the impact of movements in foreign currency exchange rates) when compared to the same period in 2002. This increase is due to the timing of incentive compensation since a greater portion of our forecasted annual revenues was achieved in the first quarter of 2003 when compared to the same period last year. In addition, in 2003, we have an increased dollar value of incentive compensation that is not subject to normal performance criteria and is therefore accounted for on a straight-line basis.

     We have a stock ownership program for certain of our senior employees pursuant to which they receive a portion of their annual incentive compensation in the form of restricted stock units of our common stock. These restricted shares vest 50% at 18 months from the date of grant (January of the following year to which the restricted stock units relate) and 50% vest at 30 months from the date of grant. The related compensation cost is amortized to expense over the service period. The service period consists of the 12 months of the year to which payment of the restricted stock units relate, plus the periods over which the shares vest. Given that individual incentive compensation awards are not finalized until after year-end, we must estimate the portion of the overall incentive compensation pool that will qualify for this program. This estimation factors in the performance of the Company and individual business units, together with the target bonuses for qualified individuals. We do not estimate and account for the current year impact of this program until the fourth quarter (namely, the enhancement, the deferral and the related amortization) because the majority of our incentive compensation is accrued in the fourth quarter. In March 2003, we decreased the deferred compensation by approximately $383,000 because the population eligible for the stock ownership program was awarded less incentive compensation related to 2002 than we had originally estimated. This change in estimate resulted in additional cash bonus related to 2002 being paid in the first quarter of 2003. The additional cash bonus was expensed in the first quarter 2003 financial statements. In March of 2002, we increased the deferred compensation by approximately $181,000 since the population eligible for the stock ownership program was awarded more incentive compensation related to 2001 than we had originally estimated. This change in estimate resulted in less cash bonus related to 2001 being paid in the first quarter of 2002.

This was credited to the income statement in the first quarter 2002 financial statements.

     The table below sets out the amortization expense related to the stock ownership program for the three months ended March 31, 2003 and 2002 (in thousands):
                                               March 31,  March 31,
                                                 2003       2002
                                               ---------  ---------
  Compensation expense amortization . . . . .  $   1,568      1,699

     ASSET IMPAIRMENT - We apply FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), to recognize and measure impairment of long-lived assets. We review long-lived assets, including investments in real estate ventures, intangibles and property and equipment for impairment on an annual basis, or whenever events or circumstances indicate that the carrying value of an asset group may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the asset group.

If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds estimated fair value.

     We apply FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when we account for goodwill and other intangible assets. SFAS 142 requires an annual impairment evaluation of intangibles with indefinite useful lives. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. For purposes of evaluating SFAS 142, we define reporting units as Investment Management, Americas OOS, Australia OOS, Asia OOS, and by country groups in Europe OOS. We determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit's carrying value. The result of the 2002 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore no impairment loss was recognized on goodwill. The 2003 evaluation is planned to take place later this year. There were no triggering events in the first quarter that would have required an impairment evaluation.

     Although the Land Investment Group was closed down in 2001, we have retained certain investments originated by this group. Included in investments in and loans to real estate ventures is the book value of the five remaining Land Investment Group investments of $2.1 million, net of impairment charges of $6.3 million recorded in prior years. We continue to monitor this portfolio very carefully and have not recorded an impairment charge for the three months ended March 31, 2003. We have provided guarantees associated with this investment portfolio of $1.2 million, which we currently do not expect to be required to fund. We expect to have liquidated the Land Investment Group investments by the end of 2006.

     Although we sold the Development Group in 2001, we have retained certain investments originated by this group. Included in investments in and loans to real estate ventures is the book value of the one remaining Development Group investment of $658,000. We continue to monitor this investment very carefully and have not recorded an impairment charge for the three months ended March 31, 2003. We expect to have liquidated the remaining Development Group investment by the end of 2003.

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

     We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. Based on our 2003 forecasted results, we have estimated an effective tax rate of 34% for 2003. While there can be no assurance that we will achieve an effective tax rate of 34% in 2003, we believe that this is an achievable tax rate due to the impact of tax planning, particularly planning to reduce the impact of losses in jurisdictions where we cannot recognize tax benefits and planning to reduce the incidence of double taxation of earnings and other tax inefficiencies. For the three months ended March 31, 2002, we used an estimated effective tax rate of 40% for recurring operations. If we had used an estimated effective tax rate of 40% in the first quarter of 2003, the tax benefit would have been $4.3 million as compared to the $3.7 million tax benefit that we actually recorded. Due to the impact of tax planning undertaken later in 2002, an effective tax rate of 34% on recurring operations was achieved for the full year of 2002. Our global effective tax rate is also sensitive to changes in the mix of our geographic profitability as local statutory tax rates range from 10% to 43% in the countries in which we have significant operations. We continuously seek to develop and implement strategies and/or actions that would reduce our overall effective tax rate. We reflect the benefit from tax planning actions when we believe it is probable that they will be successful, which usually requires that certain actions have been initiated.

     ACCOUNTING FOR SELF-INSURANCE PROGRAMS - In our Americas business, in common with many other American companies, we have chosen to retain certain risks regarding workers' compensation and health insurance rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future developments. We engage the services of an independent actuary on an annual basis to assist us in quantifying our potential exposure.

     . HEALTH INSURANCE - Beginning in January 2002, we chose to self-insure our health benefits for all employees based in the United States of America, although we did purchase stop loss coverage to limit our exposure. We engage an actuary who specializes in health insurance to estimate our likely full year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we employ the same actuary to estimate the required reserve for unpaid health costs we would need at year-end. With regard to the year-end reserve, the actuary provides us with a point estimate, which we accrue; additionally we accrue a provision for adverse deviation. Given the nature of medical claims, it may take up to 12 months for claims to be processed and recorded. The reserve balance at March 31, 2003, which relates to both 2002 and 2003 is $3.1 million. The reserve balance at December 31, 2002 was $2.4 million. Our external service provider is currently working to analyze the development of the reserve estimate from year-end. The table below sets out certain information related to the cost of this program for the three months ended March 31, 2003 and 2002 ($ in millions):

                                          March 31,       March 31,
                                            2003            2002
                                          --------       ----------
           Expense to Company . . . .       $  3.0              3.1
           Employee contributions . .          0.7              0.6
                                            ------           ------
           Total program cost . . . .       $  3.7              3.7
                                            ======           ======

     . WORKERS' COMPENSATION INSURANCE - We have been self-insured for workers' compensation insurance for a number of years. We have stop loss insurance in place which limits our exposure in certain cases. On a periodic basis we accrue using the various state rates based on job classifications, engaging on an annual basis in the third quarter, an independent actuary who specializes in workers' compensation to estimate our exposure based on actual experience. In prior years, we have recorded an adjustment to revenues for the difference between the actuarial estimate and our reserve after the receipt of the actuary's report (usually in the third quarter). Given our considerable experience in this area, in the first quarter of 2003 we determined that we would accrue for the estimated adjustment to revenues on a periodic basis. The credit taken to revenue for this was $433,000 in the first quarter of 2003. There were no similar credits in the first quarter of 2002.

     . CAPTIVE INSURANCE COMPANY - In order to better manage our global insurance program, we use a captive insurance company to provide professional indemnity insurance coverage on a "claims made" basis to certain of our international operations in addition to our traditional insurance coverage. The maximum risk retained by this captive insurance company in any one year is pound sterling 1 million (approximately $1.6 million). Given the nature of these types of claims, it may take several years for there to be a resolution of the underlying claims and to finalize the expense. We are required to estimate the ultimate cost of these claims. This estimate includes specific claim reserves that are developed on the basis of a review of the circumstances of the individual claim. Given that the timeframe for these reviews may be lengthy, we also provide a reserve against the current year exposures on the basis of our historic loss ratio. The table below provides the reserve balance which can relate to multiple years, that we have established as of ($ in millions):

               March 31, 2003 . . . .          $1.7
               March 31, 2002 . . . .          $1.7

     COMMITMENTS AND CONTINGENCIES - We are subject to various claims and contingencies related to lawsuits, taxes and environmental matters as well as commitments under contractual obligations. We recognize the liability associated with commitments and contingencies when a loss is probable and estimable. Our contractual obligations relate to the provision of services by us in the normal course of our business. Please see Part II "Other Information" Item 1., "Legal Proceedings" for a discussion of certain legal proceedings.


RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

ITEMS AFFECTING COMPARABILITY

     LASALLE INVESTMENT MANAGEMENT REVENUES

     Our Investment Management business is in part compensated through the receipt of incentive fees when investment performance exceeds agreed benchmark levels. Depending upon performance, these fees can be significant and will generally be recognized when agreed events or milestones are reached. The timing of recognition may impact comparability between quarters, in any one year, or compared to a prior year.

     ACQUISITION

     In December 2002, Jones Lang LaSalle acquired the 45% minority interest in the joint venture company Jones Lang LaSalle Asset Management Services, which since 2000 has exclusively provided asset management services for all Skandia Life properties in Sweden. The purchase price of the minority interest was approximately $1 million, a discount to the fair value of the net assets acquired. Because the acquisition occurred in December of 2002, this joint venture was accounted for as a minority interest in the first quarter of 2002.

     FOREIGN CURRENCY

     We operate in a variety of currencies in 34 countries, but report our results in U.S. dollars. This means that our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility makes it more difficult to perform period-to-period comparisons of the reported results of operations. As an example, the euro, the pound sterling and the Australian dollar, each a currency used in a significant portion of our operations, strengthened in the last nine months of 2002, and remained strong in the first quarter of 2003. This means that for those businesses located in jurisdictions that utilize these currencies, the U.S. dollar reported revenues and expenses in the first quarter of 2003 demonstrate an apparent growth rate that is not consistent with the real underlying growth rate in the local operations.
In order to provide more meaningful period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition and results of operations, we have provided information about the impact of foreign currencies where we believe that it is necessary. In addition, set out below is guidance as to the key currencies that the Company does business in and their significance to reported revenues and operating results. The operating results sourced in pound sterling and US dollars understates the profitability of the businesses in the United Kingdom and America because they include the locally incurred expenses of our global offices in London and Chicago, respectively, as well as the European regional office in London. The revenues and operating income of the global investment management business are allocated to their underlying currency, which means that this analysis may not be consistent with the performance of the geographic OOS segments. In particular, as incentive fees are earned by this business, there may be significant shifts in the geographic mix of revenues and operating income. The following table sets forth revenues derived from our most significant currencies ($ in millions, except for exchange rates).

                                  Austra-
                Pound             lian       US
               Sterling   Euro    Dollar   Dollar     Other    Total
               -------- -------   -------  -------   -------  -------

REVENUES
 Q1, 2003 . .  $  37.7     37.2      11.9     70.0      28.3    185.1
 Q1, 2002 . .  $  34.9     32.7      11.2     63.3      25.7    167.8


OPERATING
 INCOME
 (LOSS)
 Q1, 2003 . .  $  (2.6)     2.9      (1.4)    (2.4)     (3.4)    (6.9)
 Q1, 2002 . .  $  (2.5)     3.8      (2.5)    (1.0)     (1.9)    (4.1)


AVERAGE
 EXCHANGE
 RATES
 Q1, 2003 . .    1.600    1.075     0.595     N/A       N/A      N/A
 Q1, 2002 . .    1.426    0.877     0.520     N/A       N/A      N/A

REVENUE

     Total revenue, after elimination of intersegment revenue, increased $17.3 million, or 10.3%, to $185.1 million for the three months ended
March 31, 2003 from $167.8 million for the three months ended March 31, 2002, which reflects the general strengthening of the euro, pound sterling and Australian dollar against the US dollar when compared to the first quarter of last year. Excluding the impact of these movements in foreign currency exchange rates, reported US dollar revenues increased 1.5% for the three months ended March 31, 2003. Revenues in the management services and implementation services business were flat quarter-over-quarter with growth in advisory fees in our Investment Management business.

OPERATING EXPENSES

     Total operating expenses, after the elimination of intersegment expense, increased $20.1 million, or 11.7%, to $192.0 million for the three months ended March 31, 2003 from $171.9 million for the three months ended March 31, 2002, which reflects the general strengthening of the euro, pound sterling and Australian dollar against the US dollar when compared to the first quarter of last year. Excluding the impact of these movements in foreign currency exchange rates, reported US dollar expenses increased 3.3% for the three months ended March 31, 2003.

     Compensation and benefits expense increased $16.4 million for the three months ended March 31, 2003 when compared to the same period last year. The impact of movements in foreign currency exchange rates, primarily the euro, pound sterling and Australian dollar, is attributable for $9.3 million of the increase in reported US dollar compensation and benefits expense for the three months ended March 31, 2003. The balance of the increase in compensation and benefit expense for first quarter of 2003 is primarily attributable to the timing of incentive compensation expense, as a higher portion of our forecasted full year revenues were achieved in the first quarter of 2003 compared to the first quarter of 2002. In addition, we had an increased dollar value of incentive compensation that is not subject to normal performance criteria and therefore is accounted for on a straight-line basis. A discussion of our periodic accounting for incentive compensation can be found in Critical Accounting Policies and Estimates, included herein.

     Operating, administrative and other expenses increased $3.5 million for the three months ended March 31, 2003 when compared to the same period last year. The impact of movements in foreign currency exchange rates, primarily the euro, pound sterling and Australian dollar, is attributable to all of the increase in reported US dollar operating, administrative and other expense for the three months ended March 31, 2003. Excluding this impact, operating, administrative and other expenses for the first quarter of 2003 are essentially flat when compared to the first quarter of 2002, reflecting our emphasis on cost control. Our continued focus on working capital management resulted in an improvement of $1.6 million in bad debt expense. This was partially offset by an increase of $1.2 million in insurance cost reflecting the market tightening in insurance cost and availability.

     The non-recurring and restructuring charges recorded primarily in the fourth quarter of 2002 of $14.9 million included $12.7 million of severance costs associated with the most recent global restructuring program and approximately $500,000 for the lease costs of excess space as a result of this restructuring. The actual costs incurred related to our 2002 restructuring have varied from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law and developments in the underlying business, resulting in the unforeseen reallocation of resources and better or worse settlement discussions with employees and/or landlords. These events have resulted in the recording of a credit to non-recurring compensation and benefits expense of $444,000 in the first quarter of 2003. Also in the first quarter of 2003, we have recorded $500,000 to the non-recurring operating, administrative and other expense for additional lease costs of excess lease space in Europe reflecting a lease modification that was signed in the first quarter of 2003. See Note 3 to Notes to Consolidated Financial Statements for a more detailed discussion of these non-recurring and restructuring items.

OPERATING LOSS

     We reported an operating loss for the three months ended March 31, 2003 of $6.9 million, as compared to $4.1 million for the three months ended March 31, 2002. Please see "Seasonality" below.

INTEREST

     Interest expense, net of interest income, for the three months ended March 31, 2003 was relatively in-line with the same period last year at $4.1 million compared to $3.9 million for the three months ended March 31, 2002. The interest expense benefit of substantially repaying our facilities year-over-year was masked by the impact of the strengthening euro which increased the reported US dollar value of the interest expense on the Euro Notes by approximately $730,000.

BENEFIT FOR INCOME TAXES

     The income tax benefit for the three months ended March 31, 2003 was $3.7 million, as compared to $3.2 million for the three months ended
March 31, 2002. Our estimated effective tax rate for the first quarter of 2003 was 34%, as compared to 40% for 2002. If we had used an estimated effective tax rate of 40% in the first quarter of 2003, our tax benefit would have been $4.3 million as compared to the $3.7 million tax benefit that we actually recorded. See the Income Tax Provision section of Note 1 to Notes to Consolidated Financial Statements for a further discussion of our estimated effective tax rate.

NET LOSS

     We reported a net loss of $7.2 million for the three months ended March 31, 2003 as compared to a net loss before cumulative effect of a change in accounting principle of $4.9 million for the three months ended March 31, 2002. Including the cumulative effect of a change in accounting principle (a net benefit of $846,000) related to the adoption of SFAS 142 in 2002, which is discussed in detail in Note 5 to Notes to Consolidated Financial Statements, our net loss for the three months ended March 31, 2002 was $4.0 million.

SEGMENT OPERATING RESULTS

     See Note 2 to Notes to Consolidated Financial Statements for a discussion of our segment reporting. Our measure of segment operating results excludes non-recurring and restructuring charges. We have determined that it is not meaningful to investors to allocate these non-recurring and restructuring charges to our segments. In addition, the Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without these charges allocated and performance for incentive compensation purposes is assessed before the impact of these charges. As such, these costs are not included in the discussions below. See Note 3 to Notes to Consolidated Financial Statements for a detailed discussion of the non-recurring and restructuring charges.

OWNER AND OCCUPIER SERVICES

     AMERICAS

     Revenue for the Americas region increased $3.7 million, or 6.6%, to $59.5 million for the three months ended March 31, 2003, as compared to $55.8 million for the three months ended March 31, 2002. The increase year-over-year can be attributed to improved transaction flow in the Tenant Representation business and new business wins in the Project and Development unit, partially offset by a decrease in Capital Markets revenues as 2002 included two significant transactions.

     Operating expenses for the Americas region increased $3.2 million, or 5.5%, to $61.1 million for the three months ended March 31, 2003, as compared to $57.9 million for the three months ended March 31, 2002. The increase in operating expenses is primarily attributable to the timing of recognition of incentive compensation which was $2.6 million higher in the first quarter of 2003 when compared to the same period of 2002, which is because a greater percentage of forecasted annual revenue was recorded in the first quarter of 2003. In addition, in 2003 there is a greater dollar value of incentive compensation that is not subject to normal performance criteria and is therefore accounted for on a straight-line basis. The increase in incentive compensation is a timing difference that may reverse over the balance of the year dependent upon performance. See the Periodic Accounting for Incentive Compensation section of Critical Accounting Policies and Estimates, included herein, for a further discussion of the timing of incentive compensation recognition. Operating, administrative and other expenses were flat year over year, reflecting a strong focus on cost controls.

     EUROPE

     Revenues for the Europe region increased $6.6 million, or 10.2%, to $71.3 million for the three months ended March 31, 2003, as compared to $64.7 million for the three months ended March 31, 2002, which reflects the general strengthening of the euro and pound sterling against the US dollar when compared to last year. Excluding the impact of movements in foreign currency exchange rates, reported US dollar revenues for the first quarter of 2003 decreased 7.4% when compared to the same period in 2002. A positive performance for the quarter in Southern Europe, where a significant Capital Markets transaction was closed in Spain, was offset by continued revenue pressures in Belgium, France, England and Germany.

     Operating expenses for the Europe region increased $8.2 million, or 12.7%, to $72.7 million for the three months ended March 31, 2003, as compared to $64.5 million for the three months ended March 31, 2002. Excluding the impact of movements in foreign currency exchange rates, operating expenses decreased 3.1% for the first quarter of 2003 when compared to the same period last year. The decrease in operating expense is primarily attributable to lower bad debt expense year-over-year as well as an emphasis on cost control.

     ASIA PACIFIC

     Revenue for the Asia Pacific region increased $1.5 million, or 5.3%, to $29.7 million for the three months ended March 31, 2003, as compared to $28.2 million for the three months ended March 31, 2002. Excluding the impact of movements in foreign currency exchange rates, revenues decreased 1.8% for the three months ended March 31, 2003 when compared to the same period last year. The decrease in revenue is primarily attributable to continued difficult market conditions in the core markets of Hong Kong and Singapore, partially offset by improvement in our North Asia businesses in Japan and China.

     Operating expenses for the Asia Pacific region increased $3.7 million, or 11.8%, to $35.0 million for the three months ended March 31, 2003, compared to $31.3 million for the three months ended March 31, 2002. Excluding the impact of movements in foreign exchange rates, operating expenses increased 4.2% for the first quarter of 2003 when compared to the same period last year. The increase in expenses is primarily attributable to compensation and benefits, together with an investment in training and marketing expense as this region implements its strategic growth plan.

     INVESTMENT MANAGEMENT

     Investment Management revenue increased $5.4 million, or 28.1%, to $24.6 million for the three months ended March 31, 2003, as compared to $19.2 million for the three months ended March 31, 2002. Excluding the impact of movements in foreign currency exchange rates, Investment Management revenue increased 20.8% for the first quarter of 2003 when compared to the same period last year. Positive performance was seen across all regions, as advisory fees increased year-over-year due to the successful renegotiation of several fee arrangements, as well as the introduction of additional investments and products in 2003. The fee renegotiations were the result of a review of the profitability of the European investment management business. This review also identified a $2.5 billion portfolio where the client's need for "transactions with advice" for non-discretionary assets was not consistent with the full range of investment management services typically offered. The Investment Management business worked collaboratively with the Europe OOS business to transfer the account to where "transactions with advice" services could be provided most efficiently and effectively. Management responsibility for this portfolio was transferred from the Investment Management business to our Europe OOS business effective January 1, 2003.

     Operating expenses for Investment Management increased $4.9 million, or 26.8%, to $23.2 million for the three months ended March 31, 2003, as compared to $18.3 million for the three months ended March 31, 2002. Excluding the impact of movements in foreign currency exchange rates, operating expenses increased 19.1%. The increase in expenses is primarily attributable to the timing of recognition of incentive compensation as a greater percentage of forecasted annual revenue was recorded in the first quarter of 2003, as well as the costs attributable to the introduction of additional investments and products. See the Periodic Accounting for Incentive Compensation section of Critical Accounting Policies and Estimates, included herein, for a further discussion of the timing of incentive compensation.

PERFORMANCE OUTLOOK

     The firm anticipates taking a one-time impairment charge of up to $4.5 million pre-tax relating to its decision to abandon the further development of a property management accounting system in Australia. After completing a feasibility analysis in April 2003, we have concluded that the potential benefits from successfully correcting deficiencies in the system that would allow it to be implemented throughout Australia are not justified by the costs that would have to be incurred to do so.

     The seasonality of the firm's business leads revenue and profits to be generated primarily during the second half of the year. The firm has previously communicated that it will not issue full-year guidance until the impact on its businesses of uncertain economic and operating environments becomes clearer. On an operating basis, the firm currently expects to be modestly profitable for the second quarter, excluding the one-time impairment charge.

CONSOLIDATED CASH FLOWS

     CASH FLOWS USED IN OPERATING ACTIVITIES

     During the three months ended March 31, 2003 cash flows used in operating activities totaled $23.8 million, as compared to $16.7 million during the three months ended March 31, 2002. The cash flows used in operating activities for the three months ended March 31, 2003 can be further divided into cash generated from operations of $7.2 million (compared to $10.9 million generated in 2002) and cash used in balance sheet movements (primarily working capital management) of $31.0 million (compared to a use of $27.6 million in 2002). Given the seasonality of our business together with our practice of paying bonuses in the first quarter, we expect to see negative operating cash flows in the first quarter.

     CASH FLOWS USED IN INVESTING ACTIVITIES

     We used $2.2 million for investing activities during the three months ended March 31, 2003, as compared to $7.4 million used during the three months ended March 31, 2002. This is a result of the timing of our co-investment cash flows, which are dependent upon the underlying fund's investment decisions.

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

     Cash flows provided by financing activities were $25.9 million during the three months ended March 31, 2003, as compared to $25.6 million during the three months ended March 31, 2002.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. As of March 31, 2003, we have a $275 million revolving credit facility for working capital needs, investments and acquisitions. Under the terms of the revolving credit facility, we have the authorization to borrow up to an additional $50.0 million under local facilities. We also have outstanding euro 165 million in aggregate principal amount of 9% Senior Euro Notes (the "Euro Notes"), all of which mature on June 15, 2007. Beginning June 15, 2004, the Euro Notes can be redeemed, at our option, at the following redemption prices: during the twelve-month period commencing June 15, 2004 at 104.50% of principal; during the twelve-month period commencing June 15, 2005 at 102.25% of principal; and commencing June 15, 2006 and thereafter at 100.00% of principal.

     As of March 31, 2003, there was $54.0 million outstanding under the revolving credit facility, euro 165 million ($180.3 million) of borrowings outstanding under the Euro Notes and short-term borrowings (including capital lease obligations) of $14.6 million. The short-term borrowings are primarily borrowings by subsidiaries on various interest-bearing overdraft facilities. As of March 31, 2003, $12.4 million of the total short-term borrowings were attributable to local overdraft facilities. The increase in the reported US dollar book value of the Euro Notes of $7.2 million in the first three months of 2003 was solely as a result of the strengthening euro. No additional Euro Notes have been issued.

     Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility and the Euro Notes (the "Facilities"). In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to repay its borrowing on an overdraft facility. The guarantees typically have one-year or two-year maturities. We apply Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to recognize and measure the provisions of future guarantees. The guarantees of the revolving credit facility, Euro Notes and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $37.2 million, of which $12.4 million was outstanding as of March 31, 2003. We have provided guarantees of $26.0 million related to the local overdraft facilities, as well as guarantees related to the $275 million revolving credit facility and the euro 165 million Euro Notes, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries' third-party debt.

     With respect to the revolving credit facility, we must maintain a certain level of consolidated net worth and a ratio of funded debt to EBITDA. We must also meet a minimum interest coverage ratio and a minimum liquidity ratio. We were in compliance with all covenants as of March 31, 2003. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used in 2002 or in the first quarter of 2003 and none were outstanding as of March 31, 2003. The effective interest rate on the Facilities was 8.3% for the three months ended March 31, 2003 (versus an effective rate of 7.8% for the same period in 2002). The increase in the effective interest rate is due to the mix of our borrowings being more heavily weighted toward the higher coupon Euro Notes.

     We believe that the revolving credit facility, together with the Euro Notes, local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures, co-investment activity and share repurchases.

     We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management, which would likely be negatively impacted if a substantial decrease in co-investment activity were to occur. As of March 31, 2003, we had total investments and loans of $73.2 million in 19 separate property or fund co-investments, with additional capital commitments of $136.4 million for future fundings of co-investments. With respect to certain co-investment indebtedness, we also had repayment guarantees outstanding at March 31, 2003 of $4.9 million. The $136.4 million capital commitment is a commitment to LaSalle Investment Limited Partnership, referred to as LaSalle Investment Company ("LIC"). We expect that LIC will draw down on our commitment over the next five to seven years as it enters into new commitments. LIC is a series of four parallel limited partnerships and is intended to be our co-investment vehicle for substantially all new co-investments. We have an effective 47.85% ownership interest in LIC. Primarily institutional investors, including a significant shareholder in Jones Lang LaSalle, hold the remaining 52.15% interest in LIC. Our investment in LIC is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements. In addition, our Chairman and another Director of Jones Lang LaSalle are investors in LIC on equivalent terms to other investors. At March 31, 2003, LIC has unfunded capital commitments of $68.7 million for future fundings of co-investments. LIC currently has no external debt, but may enter into a revolving credit facility for its working capital purposes.

     Our net co-investment funding for 2003 is anticipated to be approximately $15 million (planned co-investment less return of capital from liquidated co-investments). For the three months ended March 31, 2003, we have received a net $2.7 million as the return of capital from liquidated co-investments exceeded funded co-investments for the period.

     Capital expenditures are anticipated to be approximately $25 million for 2003, primarily for ongoing improvements to computer hardware and information systems.

     On October 30, 2002, we announced that our Board of Directors had approved a share repurchase program. Under the program, Jones Lang LaSalle may repurchase up to one million shares in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. In the fourth quarter of 2002, we repurchased 300,000 shares at an average price of $15.56 per share. No shares have been repurchased in the first quarter of 2003. Given that shares repurchased under this program are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for the purposes of calculating earnings per share.

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


OTHER MATTERS

     NEW ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. We are still analyzing the requirements of FIN 46 and do not anticipate that its adoption will have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET AND OTHER RISK FACTORS

     MARKET RISK

     The principal market risks (namely, the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

     .     Interest rates on borrowings; and

     .     Foreign exchange risks.

     In the normal course of business we manage these risks through a variety of strategies, including the use of hedging transactions using various derivative financial instruments such as interest rate swap agreements and forward exchange contracts. We do not enter into derivative financial instruments for trading or speculative purposes.

INTEREST RATES

     We centrally manage our debt, taking into account investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the $275.0 million revolving multi-currency credit facility, due in September 2004, that is available for working capital, investments, capital expenditures and acquisitions. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2002 or the first quarter of 2003, and none were outstanding as of March 31, 2003.

     The effective interest rate on our debt for the three months ended March 31, 2003 was 8.3% as compared to a rate of 7.8% for the same period of 2002. The increase in the effective interest rate is due to the mix of our borrowings being more heavily weighted toward the higher coupon Euro Notes.

FOREIGN EXCHANGE

     Revenues outside of the United States were 62% of our total revenues for the three months ended March 31, 2003. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound (20% of revenues for the three months ended March 31, 2003), the euro (20% of revenues for the three months ended March 31, 2003) and the Australian dollar (6% of revenues for the three months ended March 31, 2003). Changes in these foreign exchange rates would have the largest impact on translating the operating profit of our international operations into US dollars.

     The British pound expenses incurred as a result of both the worldwide operational headquarters and the Europe regional headquarters being located in London act as a partial operational hedge against our translation exposure to the British pound.

     The interest on the euro 165 million of notes acts as a partial hedge against our translation exposure on our euro denominated earnings. We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loans. At March 31, 2003, we had forward exchange contracts in effect with a gross notional value of $140.0 million ($85.8 million on a net basis) and a market and carrying gain of approximately $700,000. The net impact on our earnings during the three months ended March 31, 2003 of the unrealized gain on foreign currency contracts, offset by the loss resulting from re-measurement of foreign currency transactions, was not significant.

DISCLOSURE OF LIMITATIONS

     Since the information presented above includes only those exposures that exist as of March 31, 2003, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and interest and foreign currency rates.


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


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Company has contingent liabilities from various pending claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these matters are covered by insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

     On November 8, 2002, Bank One N.A. ("Bank One") filed suit against the Company and certain of its subsidiaries in the Circuit Court of Cook County, Illinois with regard to services provided in 1999 and 2000 pursuant to three different agreements relating to facility management, project development and broker services. The suit alleges negligence, breach of contract and breach of fiduciary duty on the part of Jones Lang LaSalle and seeks damages to recover a total of $40 million in compensatory damages and $80 million in punitive damages. The Company is aggressively defending the suit and on December 16, 2002 filed a counterclaim for breach of contract seeking payment of approximately $1.2 million for fees due for services provided under the agreements. While there can be no assurance as to the outcome, the Company believes that the complaint is without merit and, as such, will not have a material adverse effect on our financial position, results of operations or liquidity. The suits are in their early stages. As of the date of this report, we are in the process of discovery and no trial date has been set. As such, the outcome of Bank One's suit cannot be predicted with any certainty and management is unable to estimate an amount or range of potential loss that could result if an improbable unfavorable outcome did occur.

     In the third quarter of 2001 we established a reserve of $1.6 million which we believe is adequate to cover our exposures resulting from the insolvency of HIH Insurance Ltd. ("HIH"), one of our former insurance providers. HIH provided public liability coverage to the Australian operations of the Company for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring at properties for which we had property management responsibilities. As of March 31, 2003, $1.2 million of the reserve established remained to cover claims which would have been covered by the insurance provided by HIH. Due to the strengthening of the Australian dollar, the US dollar reported reserve balance has increased whereas the local currency reserve balance has decreased. Although there can be no assurance, we believe this reserve is adequate to cover any remaining claims and expenses resulting from the HIH insolvency. Due to the nature of the claims covered by this insurance, it is possible that future claims may be made.


     ITEM 5. OTHER INFORMATION

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 in Item 1. "Business," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," and elsewhere, in this Quarterly Report on Form 10-Q in
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 3 "Quantitative and Qualitative Disclosure about Market Risk" and elsewhere, and in other reports filed with the Securities and Exchange Commission. Jones Lang LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

      (b)   Reports on Form 8-K

           On May 7, 2003, Jones Lang LaSalle filed a report on Form 8-K incorporating a press release announcing earnings for the quarterly period ended March 31, 2003.

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              JONES LANG LASALLE INCORPORATED




Dated:  May 6, 2003           BY:  /S/ LAURALEE E. MARTIN
                                   ------------------------------
                                   Lauralee E. Martin
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Authorized Officer and
                                   Principal Financial Officer)

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

Date:May 6, 2003

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

Date:May 6, 2003

                            /s/ Lauralee E. Martin
                            ----------------------------
                            Lauralee E. Martin,
                            Executive Vice President and
                            Chief Financial Officer

EXHIBIT INDEX



Exhibit
Number           Description
-------          -----------

99.1             Certification of Chief Executive Officer dated
                 May 6, 2003, attached hereto as Exhibit 99.1.

99.2             Certification of Chief Financial Officer dated
                 May 6, 2003, attached hereto as Exhibit 99.2.