Form 10-Q
period 2003-06-30
JONES LANG LASALLE INC
filed 2003-08-05
CIK 1037976

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
               Class                                  July 28, 2003
               -----                                 ------------------

     Common Stock ($0.01 par value)                    31,433,650

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    41

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk. . . . . . . . . . . . . . . . .    58

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    59


PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    59

Item 4.    Submission of Matters to a Vote of
           Security Holders . . . . . . . . . . . . . . . . .    60

Item 5.    Other Information. . . . . . . . . . . . . . . . .    61

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    61

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                    JONES LANG LASALLE INCORPORATED
                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2003 AND DECEMBER 31, 2002
                  ($ in thousands, except share data)


                                           JUNE 30,
                                             2003       DECEMBER 31,
                                          (Unaudited)      2002
                                          ----------    -----------
ASSETS
------

Current assets:
  Cash and cash equivalents . . . . . . . $   13,175         13,654
  Trade receivables, net of allowances
    of $5,275 and $4,992 in 2003
    and 2002, respectively. . . . . . . .    188,293        227,579
  Notes receivable. . . . . . . . . . . .      2,724          4,165
  Other receivables . . . . . . . . . . .      6,235          7,623
  Prepaid expenses. . . . . . . . . . . .     24,064         15,142
  Deferred tax assets . . . . . . . . . .     28,953         27,382
  Other assets. . . . . . . . . . . . . .     12,884         10,760
                                          ----------      ---------
          Total current assets. . . . . .    276,328        306,305

Property and equipment, at cost, less
  accumulated depreciation of $132,496
  and $116,214 in 2003 and 2002,
  respectively. . . . . . . . . . . . . .     73,611         81,652
Goodwill, with indefinite useful lives,
  at cost, less accumulated amortization
  of $37,177 and $36,398 in 2003
  and 2002, respectively. . . . . . . . .    323,722        315,477
Identified intangibles, with definite
  useful lives, at cost, less accumulated
  amortization of $31,944 and $28,928
  in 2003 and 2002, respectively. . . . .     15,946         18,344
Investments in and loans to real estate
  ventures. . . . . . . . . . . . . . . .     71,361         74,994
Long-term receivables, net. . . . . . . .     13,796         15,248
Prepaid pension asset . . . . . . . . . .      1,735          9,646
Deferred tax assets . . . . . . . . . . .     24,377         18,839
Debt issuance costs, net. . . . . . . . .      4,595          4,343
Other assets, net . . . . . . . . . . . .      7,223          7,668
                                           ---------     ----------

                                           $ 812,694        852,516
                                           =========     ==========

                    JONES LANG LASALLE INCORPORATED
                CONSOLIDATED BALANCE SHEETS - CONTINUED

                  JUNE 30, 2003 AND DECEMBER 31, 2002
                  ($ in thousands, except share data)


                                            JUNE 30,
                                             2003       DECEMBER 31,
                                          (Unaudited)      2002
                                          ----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued
    liabilities . . . . . . . . . . . . . $   87,900         92,389
  Accrued compensation. . . . . . . . . .     62,680        139,513
  Short-term borrowings . . . . . . . . .     15,757         15,863
  Deferred tax liabilities. . . . . . . .        566             20
  Other liabilities . . . . . . . . . . .     33,863         21,411
                                           ---------     ----------
          Total current liabilities . . .    200,766        269,196

Long-term liabilities:
  Credit facilities . . . . . . . . . . .     43,500         26,077
  9% Senior Euro Notes, due 2007. . . . .    189,849        173,068
  Deferred tax liabilities. . . . . . . .        705            146
  Minimum pension liability . . . . . . .      5,336          --
  Other . . . . . . . . . . . . . . . . .     17,313         17,071
                                           ---------     ----------
          Total liabilities . . . . . . .    457,469        485,558

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    31,128,438 and 30,896,333 shares
    issued and outstanding as of
    June 30, 2003 and December 31,
    2002, respectively. . . . . . . . . .        311            309
  Additional paid-in capital. . . . . . .    500,055        494,283
  Deferred stock compensation . . . . . .    (17,239)       (17,321)
  Retained deficit. . . . . . . . . . . .   (104,073)       (95,411)
  Stock held by subsidiary. . . . . . . .     (4,659)        (4,659)
  Stock held in trust . . . . . . . . . .       (460)          (460)
  Accumulated other comprehensive loss. .    (18,710)        (9,783)
                                           ---------     ----------
          Total stockholders' equity. . .    355,225        366,958
                                           ---------     ----------
                                           $ 812,694        852,516
                                           =========     ==========















     See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED
                        CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                              THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                     ($ in thousands, except share data)
                                                 (UNAUDITED)
                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                               --------------------------     --------------------------
                                                   2003           2002           2003            2002
                                                ----------     ----------     ----------      ----------
Revenue:
  Fee based services. . . . . . . . . . . .     $  210,105        196,426        394,966         363,815
  Equity in earnings (losses) from
    unconsolidated ventures . . . . . . . .           (285)         1,496           (205)          1,418
  Other income. . . . . . . . . . . . . . .          3,737          1,921          6,708           4,526
                                                ----------     ----------     ----------      ----------
        Total revenue . . . . . . . . . . .        213,557        199,843        401,469         369,759

Operating expenses:
  Compensation and benefits, excluding
    non-recurring and restructuring charges        139,100        122,940        269,778         236,672
  Operating, administrative and other,
    excluding non-recurring and
    restructuring charges . . . . . . . . .         58,284         54,351        112,669         105,076
  Depreciation and amortization . . . . . .          9,286          9,350         18,976          18,821
  Non-recurring and restructuring charges:
    Compensation and benefits . . . . . . .           (143)           114           (587)            134
    Operating, administrative and other . .          4,240            837          4,740             917
                                                ----------     ----------     ----------      ----------
        Total operating expenses. . . . . .        210,767        187,592        405,576         361,620

        Operating income (loss) . . . . . .          2,790         12,251         (4,107)          8,139

Interest expense, net of interest income. .          4,935          4,361          9,018           8,279
                                                ----------     ----------     ----------      ----------
        Income (loss) before provision
          (benefit) for income taxes and
          minority interest . . . . . . . .         (2,145)         7,890        (13,125)           (140)

Net provision (benefit) for income taxes. .           (730)         3,155         (4,463)            (57)

Minority interest in earnings of
  subsidiaries. . . . . . . . . . . . . . .          --             1,229          --              1,292
                                                ----------     ----------     ----------      ----------
        Net income (loss) before cumulative
          effect of change in accounting
          principle . . . . . . . . . . . .         (1,415)         3,506         (8,662)         (1,375)




                                       JONES LANG LASALLE INCORPORATED
                  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED

                              THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                     ($ in thousands, except share data)
                                                 (UNAUDITED)

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                               --------------------------     --------------------------
                                                   2003           2002           2003            2002
                                                ----------     ----------     ----------      ----------
Cumulative effect of change in
  accounting principle. . . . . . . . . . .          --             --             --                846
                                                ----------     ----------     ----------      ----------
Net income (loss) . . . . . . . . . . . . .     $   (1,415)         3,506         (8,662)           (529)
                                                ==========     ==========     ==========      ==========

Other comprehensive income (loss),
 net of tax:
  Foreign currency translation adjustments.     $    3,207          5,318            130           6,000
  Minimum pension liability . . . . . . . .          --             --            (9,057)          --
                                                ----------     ----------     ----------      ----------
Comprehensive income (loss) . . . . . . . .     $    1,792          8,824        (17,589)          5,471
                                                ==========     ==========     ==========      ==========

Basic earnings (loss) per common share before
  cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . .     $    (0.05)          0.12          (0.28)          (0.05)
Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . .          --             --             --               0.03
                                                ----------     ----------     ----------      ----------
Basic earnings (loss) per common share. . .     $    (0.05)          0.12          (0.28)          (0.02)
                                                ==========     ==========     ==========      ==========
Basic weighted average shares outstanding .     30,719,905     30,278,032     30,717,647      30,244,245
                                                ==========     ==========     ==========      ==========

Diluted earnings (loss) per common share
  before cumulative effect of change in
  accounting principle. . . . . . . . . . .     $    (0.05)          0.11          (0.28)          (0.05)
Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . .          --             --             --               0.03
                                                ----------     ----------     ----------      ----------
Diluted earnings (loss) per common share. .     $    (0.05)          0.11          (0.28)          (0.02)
                                                ==========     ==========     ==========      ==========
Diluted weighted average shares outstanding     30,719,905     31,871,256     30,717,647      30,244,245
                                                ==========     ==========     ==========      ==========

                        See accompanying notes to consolidated financial statements.

<table>                                JONES LANG LASALLE INCORPORATED
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       SIX MONTHS ENDED JUNE 30, 2003
                                     ($ in thousands, except share data)
                                                 (UNAUDITED)


                                                                                    Accumulated
                                                                                      Other
                                                                                   Comprehensive
                                                                                      Loss
                                                                                  ----------------
                                                                          Shares           Foreign
                                     Additi-  Deferred            Stock   Held in           Cur-
                    Common Stock     tional     Stock   Retained Held by   Trust  Minimum   rency
                 ------------------- Paid-In   Compen-  Earnings  Subsi-    and   Pension  Trans-
                    Shares    Amount Capital   sation   (Deficit) diary    Other Liability lation  Total
                  ----------  ------ -------  --------  ----------------  ---------------- --------------

Balances at
 December 31,
 2002 . . . . . . 30,896,333   $309  494,283  (17,321)   (95,411) (4,659)    (460)  --     (9,783)366,958

Net loss. . . . .      --        --    --       --        (8,662)  --       --      --      --     (8,662)
Shares issued in
 connection with
 stock option
 plan . . . . . .      7,169     --       43    --         --      --       --      --      --         43
Restricted stock:
  Shares granted.      --        --    5,279   (5,279)     --      --       --      --      --      --
  Amortization
   of granted
   shares . . . .      --        --    --       2,330      --      --       --      --      --      2,330
  Shares issued .    167,813      2       (2)   --         --      --       --      --      --      --
  Shares repur-
   chased for
   payment of
   taxes. . . . .    (50,973)    (1)    (766)   --         --      --       --      --      --       (767)
Stock purchase
 programs:
  Shares
   issued . . . .    105,908      1    1,418    --         --      --       --      --      --      1,419






                                       JONES LANG LASALLE INCORPORATED
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                       SIX MONTHS ENDED JUNE 30, 2003
                                     ($ in thousands, except share data)
                                                 (UNAUDITED)

                                                                                    Accumulated
                                                                                      Other
                                                                                   Comprehensive
                                                                                      Loss
                                                                                  ----------------
                                                                          Shares           Foreign
                                     Additi-  Deferred            Stock   Held in           Cur-
                    Common Stock     tional     Stock   Retained Held by   Trust  Minimum   rency
                 ------------------- Paid-In   Compen-  Earnings  Subsi-    and   Pension  Trans-
                    Shares    Amount Capital   sation   (Deficit) diary    Other Liability lation  Total
                  ----------  ------ -------  --------  ----------------  ---------------- --------------
Stock compensation
 programs:
  Shares issued .      2,975     --       27    --         --      --       --      --      --         27
  Shares repur-
   chased for
   payment of
   taxes. . . . .       (787)    --      (12)   --         --      --       --      --      --        (12)
  Amortization
   of granted
   shares . . . .      --        --       --    2,816      --      --       --      --      --      2,816
  Reduction in
   stock compen-
   sation grants
   outstanding. .      --        --     (215)     215      --      --       --      --      --      --
Minimum pension
  liability . . .      --        --    --       --         --      --       --     (9,057)  --     (9,057)
Cumulative effect
  of foreign
  currency trans-
  lation adjust-
  ments . . . . .      --        --    --       --         --      --       --      --        130     130
                  ----------   ----  -------  -------   -------- -------  -------  ------ ------- -------
Balances at
  June 30,
  2003. . . . . . 31,128,438   $311  500,055  (17,239)  (104,073) (4,659)    (460) (9,057) (9,653)355,225
                  ==========   ====  =======  =======   ======== =======  =======  ====== ======= =======




                        See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                           ($ in thousands)
                              (UNAUDITED)



                                                2003        2002
                                             ----------  ----------
Cash flows from operating activities:
  Cash flows from earnings:
    Net loss. . . . . . . . . . . . . . . .  $   (8,662)       (529)
    Reconciliation of net loss to net
     cash provided by earnings:
      Cumulative effect of change in
        accounting principle. . . . . . . .       --           (846)
      Minority interest . . . . . . . . . .       --          1,292
      Depreciation and amortization . . . .      18,976      18,821
      Equity in earnings and gain on sale
        from unconsolidated ventures. . . .         205        (501)
      Operating distributions from real
        estate ventures . . . . . . . . . .       1,619       1,572
      Provision for loss on receivables and
        other assets. . . . . . . . . . . .       6,012       2,820
      Stock compensation expense. . . . . .       --            139
      Amortization of deferred compensation       6,157       4,178
      Amortization of debt issuance costs .         800         645
                                             ----------  ----------
        Net cash provided by earnings . . .      25,107      27,591

    Cash flows from changes in
     working capital:
      Receivables . . . . . . . . . . . . .      41,314      41,136
      Prepaid expenses and other assets . .     (11,799)      2,321
      Deferred tax assets . . . . . . . . .      (2,122)       (497)
      Accounts payable, accrued liabilities
        and accrued compensation. . . . . .     (62,605)    (89,995)
                                             ----------  ----------
        Net cash flows from changes in
          working capital . . . . . . . . .     (35,212)    (47,035)
                                             ----------  ----------
        Net cash used in operating
          activities. . . . . . . . . . . .     (10,105)    (19,444)

  Cash flows used in investing activities:
    Net capital additions - property and
      equipment . . . . . . . . . . . . . .      (9,035)     (5,360)
    Other acquisitions and investments,
      net of cash balances assumed. . . . .      (1,100)       (224)
    Investments in real estate ventures:
      Capital contributions and advances to
        real estate ventures. . . . . . . .      (1,783)    (15,688)
      Distributions, repayments of advances
        and sale of investments . . . . . .       4,534       6,244
                                             ----------  ----------
          Net cash used in
            investing activities. . . . . .      (7,384)    (15,028)

                    JONES LANG LASALLE INCORPORATED
           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                           ($ in thousands)
                              (UNAUDITED)



                                                2003        2002
                                             ----------  ----------
Cash flows provided by financing activities:
  Proceeds from borrowings under credit
    facilities. . . . . . . . . . . . . . .     212,107     218,892
  Repayments of borrowings under credit
    facilities. . . . . . . . . . . . . . .    (195,792)   (189,762)
  Shares repurchased for payment of
    taxes on stock awards . . . . . . . . .        (767)      --
  Common stock issued under stock option
    plan and stock purchase programs. . . .       1,462       2,860
                                             ----------  ----------
        Net cash provided by
          financing activities. . . . . . .      17,010      31,990
                                             ----------  ----------
        Net decrease in cash and
          cash equivalents. . . . . . . . .        (479)     (2,482)

Cash and cash equivalents,
  beginning of period . . . . . . . . . . .      13,654      10,446
                                             ----------  ----------
Cash and cash equivalents, end of period. .  $   13,175       7,964
                                             ==========  ==========

Supplemental disclosure of cash flow
 information:

  Cash paid (received) during the period for:
    Interest. . . . . . . . . . . . . . . .  $   10,230       9,465
    Taxes, net of refunds . . . . . . . . .       7,507       4,579





























     See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

     Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("Jones Lang LaSalle", which may also be referred to as the "Company" or as "we," "us" or "our") for the year ended December 31, 2002, which are included in Jones Lang LaSalle's 2002 Form 10-K, filed with the United States of America Securities and Exchange Commission and also available on our website (www.joneslang lasalle.com), since certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein for further discussion of our accounting policies and estimates.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM INFORMATION

     Our consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be obtained for the full fiscal year.

     RECLASSIFICATIONS

     Certain amounts described below have been reclassified to conform with the current presentation. These reclassifications have no impact on operating income (loss), net income (loss) or cash flows for any of the periods affected.

     Beginning in December 2002, pursuant to the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", we have reclassified reimbursements received for out-of-pocket expenses to revenues in the income statement, as opposed to being shown as a reduction of expenses. Out-of-pocket expenses include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunications and facsimile charges. The amounts related to these out-of-pocket expenses by quarter are as follows ($ in millions):

                                               2002                                   2003
                     -------------------------------------------------------------------------------
                        March 31,   June 30,   Sept 30,    Dec 31,   Full-Year  March 31, June 30,
                        ---------- ---------- ---------- ---------- ---------- --------------------

Out-of-pocket expenses. $      0.9        1.0        1.1        1.3        4.3        1.4       1.2


     Beginning in December 2002, we reclassified as revenue our recovery of indirect costs related to our management services business, as opposed to being classified as a reduction of expenses in the income statement. The amounts related to this recovery of indirect costs by quarter are as follows ($ in millions):



<caption>                                      2002                                   2003
                     -------------------------------------------------------------------------------
                        March 31,   June 30,   Sept 30,    Dec 31,   Full-Year  March 31, June 30,
                        ---------- ---------- ---------- ---------- ---------- --------------------

Recovery of
  indirect costs. . . . $      7.1        7.4        8.3        7.7       30.5        8.2       8.6


     The three and six months ended June 30, 2002 reflect an adjustment made to separately identify the non-
     recurring and restructuring charges relating to this period.




     The following tables reflect the above adjustments, first in our consolidated statement of earnings and then in our segment operating results, by quarter for all four quarters of 2002 and for the first two quarters of
     2003 ($ in thousands).

                                               2002                                    2003
                     -------------------------------------------------------------------------------
                        March 31,   June 30,   Sept 30,    Dec 31,   Full-Year  March 31,  June 30,
                        ---------- ---------- ---------- ---------- ---------- --------------------

Revenue:
  Fee based services. . $  167,389    196,426    211,286    271,832    846,933    184,861   210,105
  Equity earnings
    (losses). . . . . .        (78)     1,496        987        176      2,581         80      (285)
  Other income. . . . .      2,605      1,921      4,255      4,276     13,057      2,971     3,737
                        ---------- ---------- ---------- ---------- ---------- --------------------

        Total revenue .    169,916    199,843    216,528    276,284    862,571    187,912   213,557

Operating expenses:
  Compensation and
    benefits. . . . . .    113,732    122,940    137,444    168,887    543,003    130,678   139,100
  Operating, administra-
    tive and other. . .     50,725     54,351     51,386     56,415    212,877     54,385    58,284
  Depreciation and amor-
    tization. . . . . .      9,471      9,350      9,418      8,886     37,125      9,690     9,286
  Non-recurring and
   restructuring charges:
    Compensation and
      benefits. . . . .         20        114       (615)    11,919     11,438       (444)     (143)
    Operating, adminis-
      trative and other         80        837      1,087      1,429      3,433        500     4,240
                        ---------- ---------- ---------- ---------- ---------- --------------------

        Total operating
          expenses. . .    174,028    187,592    198,720    247,536    807,876    194,809   210,767
                        ---------- ---------- ---------- ---------- ---------- --------------------

        Operating income
          (loss). . . . $   (4,112)    12,251     17,808     28,748     54,695     (6,897)    2,790
                        ========== ========== ========== ========== ========== ====================






                                               2002                                    2003
                     -------------------------------------------------------------------------------
                        March 31,   June 30,   Sept 30,    Dec 31,   Full-Year  March 31,  June 30,
                        ---------- ---------- ---------- ---------- ---------- --------------------
Revenue:
  Owner & Occupier
   Services:
    Americas. . . . . . $   55,828     61,439     71,299    102,338    290,904     59,524    66,701
    Europe. . . . . . .     64,737     79,591     74,702     98,740    317,770     71,302    82,012
    Asia Pacific. . . .     30,310     36,885     35,695     42,474    145,364     32,563    41,242
  Investment Management     19,158     22,013     35,005     32,833    109,009     24,592    23,872

Less intersegment
  revenue . . . . . . .       (117)       (85)      (173)      (101)      (476)       (69)     (270)
                        ---------- ---------- ---------- ---------- ---------- --------------------

Total revenue . . . . .    169,916    199,843    216,528    276,284    862,571    187,912   213,557

Operating expenses:
  Owner & Occupier
   Services:
    Americas. . . . . .     57,944     57,885     65,005     78,068    258,902     61,075    64,005
    Europe. . . . . . .     64,459     73,886     73,839     87,831    300,015     72,746    79,606
    Asia Pacific. . . .     33,336     35,592     35,637     41,030    145,595     37,801    40,873
  Investment Management     18,306     19,363     23,940     27,360     88,969     23,200    22,456

Less intersegment
  expense . . . . . . .       (117)       (85)      (173)      (101)      (476)       (69)     (270)

Non-recurring and
  restructuring charges        100        951        472     13,348     14,871         56     4,097
                        ---------- ---------- ---------- ---------- ---------- --------------------

        Total operating
          expenses. . .    174,028    187,592    198,720    247,536    807,876    194,809   210,767
                        ---------- ---------- ---------- ---------- ---------- --------------------

        Operating income
          (loss). . . . $   (4,112)    12,251     17,808     28,748     54,695     (6,897)    2,790
                        ========== ========== ========== ========== ========== ====================




     EARNINGS PER SHARE

     For the three months ended June 30, 2003, we calculated the basic and diluted loss per common share according to basic weighted average shares outstanding of 30.7 million. As a result of the net loss incurred for this period, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive. For the three months ended June 30, 2002, we calculated the basic earnings per common share based on weighted average shares outstanding of 30.3 million, and we calculated diluted earnings per common share based on diluted weighted average shares outstanding of 31.9 million. The increase of 1.6 million weighted average shares outstanding reflects the dilutive effect of shares to be issued under employee stock compensation programs and outstanding stock options with an exercise price that was less than the average market price of our stock during this period.

     For the six months ended June 30, 2003, we calculated the basic and diluted loss per common share based on basic weighted average shares outstanding of 30.7 million. For the six months ended June 30, 2002, we calculated the basic and diluted loss per common share based on basic weighted average shares outstanding of 30.2 million. As a result of the net losses incurred for these periods, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive. These common stock equivalents consist principally of shares to be issued under employee stock compensation programs and outstanding stock options with an exercise price that was less than the average market price of our stock during these periods. In addition, we did not include in the weighted average shares outstanding for the three and six months ended June 30, 2003 the 300,000 shares that we repurchased in the fourth quarter of 2002 and which are held by one of our subsidiaries.

     STATEMENT OF CASH FLOWS

     We show the effects of foreign currency translation on cash balances in cash flows from operating activities on the Consolidated
     Statements of Cash Flows.

     INCOME TAX PROVISION

     We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. Based on our 2003 forecasted results, we have estimated an effective tax rate of 34% for 2003. While there can be no assurance that we will achieve an effective tax rate of 34% in 2003, we believe that this is an achievable rate due to the impact of tax planning, particularly planning to (i) reduce the impact of losses in jurisdictions where we cannot recognize tax benefits and (ii) reduce the incidence of double taxation of earnings and other tax inefficiencies. For the six months ended June 30, 2002, we used an estimated effective tax rate of 40% on recurring operations. Due to the impact of tax planning undertaken later in the year, we ultimately achieved an effective tax rate of 34% on recurring operations for the full year of 2002. We continuously seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate. We reflect the benefit from tax planning actions when we believe it is probable that they will be successful, which usually requires that certain actions have been initiated.

     STOCK-BASED COMPENSATION

     The Jones Lang LaSalle amended and restated Stock Award and Incentive Plan ("SAIP"), adopted in 1997 and amended and restated in 2002 provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible employees of Jones Lang LaSalle. As a result of a change in compensation strategy, other than as an inducement to certain new employees, we do not generally utilize stock option grants as part of our employee compensation strategy. We account for our stock option and stock compensation plans under the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), using the intrinsic value based method, and provide pro forma net income and net income per share as if the fair value based method, defined in SFAS 123, as amended, had been applied. We have elected to apply the provisions of APB 25 in accounting for stock options and other stock awards. Therefore, pursuant to APB 25, no compensation expense has been recognized with respect to options granted at the market value of our common stock on the date of grant. Other stock awards, which were granted at prices below the market value of our common stock on the date of grant, have been recognized as compensation expense over the vesting period of those awards pursuant to APB 25. The following table provides pro forma net income (loss) and net income (loss) per common share as if the fair value based method had been applied to all awards ($ in thousands, except share data):

                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                   JUNE 30,             JUNE 30,
                              ------------------   ------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
     Net income (loss),
       as reported. . . . .   $ (1,415)    3,506     (8,662)     (529)
     Add: Stock-based
       employee compensation
       expense included in
       reported net income
        (loss), net of related
        tax effects . . . .      1,958       998      3,753     2,345
     Deduct: Total stock-
       based employee compen-
       sation expense deter-
        mined under fair value
        based method for all
        awards, net of related
        tax effects . . . .     (2,496)   (1,272)    (4,670)   (2,893)
                              --------  --------   --------  --------
     Pro forma net income
       (loss) . . . . . . .   $ (1,953)    3,232     (9,579)   (1,077)
                              ========  ========   ========  ========
     Net earnings (loss)
       per share:
       Basic - as reported.   $  (0.05)     0.12      (0.28)    (0,02)
                              ========  ========   ========  ========
       Basic - pro forma. .   $  (0.06)     0.11      (0.31)    (0.04)
                              ========  ========   ========  ========

       Diluted
         - as reported. . .   $  (0.05)     0.11      (0.28)    (0.02)
                              ========  ========   ========  ========
       Diluted
         - pro forma. . . .   $  (0.06)     0.10      (0.31)    (0.04)
                              ========  ========   ========  ========

     DERIVATIVES AND HEDGING ACTIVITIES

     We apply FASB Statement No. 133, "Accounting for Derivative
     Instruments and Hedging Activities" ("SFAS 133"), as amended by FASB Statement No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities", when accounting for derivatives and hedging activities.

     In the normal course of business, we use derivative financial instruments in the form of forward foreign currency exchange contracts to manage foreign currency risk. At June 30, 2003, we had forward exchange contracts in effect with a gross notional value of $149.0 million ($74.7 million on a net basis) and a market and carrying gain of approximately $477,000.

     In the past we have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We did not use any interest rate swap agreements in 2002 or in the first six months of 2003 and there were no such agreements outstanding as of June 30, 2003.

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

     As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. We hedge any foreign currency exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on our earnings during the three and six months ended June 30, 2003 of the unrealized gain on foreign currency contracts, offset by the loss resulting from re-measurement of foreign currency transactions, was not significant.

     REVENUE RECOGNITION

     In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses we incur on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. We report on a gross basis contracts that provide a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. When the fee structure is comprised of at least two distinct elements, namely (i) the fixed management fee and (ii) a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client, we will account for the contract on a net basis. This means we include the fixed management fee in reported revenues and we net the reimbursement against expenses. This characterization is based on the following factors: (i) the property owner generally has the authority over hiring practices and the approval of payroll prior to payment by Jones Lang LaSalle; (ii) Jones Lang LaSalle is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) Jones Lang LaSalle generally earns no margin in the arrangement, obtaining reimbursement only for actual costs incurred. The majority of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated $93.0 million and $92.3 million for the three months ended June 30, 2003 and 2002, respectively. Such costs aggregated $190.9 million and $185.7 million for the six months ended June 30, 2003 and 2002, respectively. This treatment has no impact on operating income
     (loss), net income (loss) or cash flows.

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

     Total revenue by industry segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. We allocate all expenses, other than interest and income taxes since nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate global overhead, including certain globally managed stock programs. We allocate these corporate global overhead expenses to the business segments based on the relative revenue of each segment.

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

     We have reclassified certain prior year amounts to conform with the current presentation. A summary of these reclassifications can be found in Note 1.

     The following table summarizes unaudited financial information by business segment for the three and six months ended June 30, 2003 and 2002 ($ in thousands):

                                    SEGMENT OPERATING RESULTS
                           ------------------------------------------
                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                   JUNE 30,             JUNE 30,
                            --------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services   $ 23,778    26,482     45,379    47,063
    Management services . .     41,352    33,807     78,320    68,070
    Equity losses . . . . .      --        --         --          (10)
    Other services. . . . .      1,301     1,065      2,187     1,942
    Intersegment revenue. .        270        85        339       202
                              --------  --------   --------  --------
                                66,701    61,439    126,225   117,267
  Operating expenses:
    Compensation, operating
      and administrative
      expenses. . . . . . .     59,455    53,146    115,871   106,197
    Depreciation and
      amortization. . . . .      4,550     4,739      9,209     9,632
                              --------  --------   --------  --------
        Operating income. .   $  2,696     3,554      1,145     1,438
                              ========  ========   ========  ========

 EUROPE
  Revenue:
    Implementation services   $ 56,099    58,193    104,888   103,339
    Management services . .     23,996    20,803     44,916    39,147
    Other services. . . . .      1,917       595      3,510     1,842
                              --------  --------   --------  --------
                                82,012    79,591    153,314   144,328

                                    SEGMENT OPERATING RESULTS
                           ------------------------------------------
                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                   JUNE 30,             JUNE 30,
                            --------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
  Operating expenses:
    Compensation, operating
      and administrative
      expenses. . . . . . .     76,825    71,174    146,806   133,077
    Depreciation and
      amortization. . . . .      2,781     2,712      5,546     5,268
                              --------  --------   --------  --------
        Operating income. .   $  2,406     5,705        962     5,983
                              ========  ========   ========  ========

 ASIA PACIFIC
  Revenue:
    Implementation services   $ 22,062    19,685     37,067    34,577
    Management services . .     18,839    16,947     35,934    31,960
    Other services. . . . .        341       253        804       658
                              --------  --------   --------  --------
                                41,242    36,885     73,805    67,195
  Operating expenses:
    Compensation, operating
      and administrative
      expenses. . . . . . .     39,238    34,005     75,095    65,622
    Depreciation and
      amortization. . . . .      1,635     1,587      3,579     3,306
                              --------  --------   --------  --------
        Operating income
          (loss). . . . . .   $    369     1,293     (4,869)   (1,733)
                              ========  ========   ========  ========

 INVESTMENT MANAGEMENT -
  Revenue:
    Implementation services   $    355       509      2,123     1,093
    Advisory fees . . . . .     23,626    20,008     46,341    38,568
    Equity earnings (losses)      (285)    1,496       (205)    1,428
    Other services. . . . .        176     --           205        82
                              --------  --------   --------  --------
                                23,872    22,013     48,464    41,171
  Operating expenses:
    Compensation, operating
      and administrative
      expenses. . . . . . .     22,136    19,051     45,014    37,054
    Depreciation and
      amortization. . . . .        320       312        642       615
                              --------  --------   --------  --------
        Operating income. .   $  1,416     2,650      2,808     3,502
                              ========  ========   ========  ========

Total segment revenue . . .   $213,827   199,928    401,808   369,961
Intersegment revenue
  eliminations. . . . . . .       (270)      (85)      (339)     (202)
                              --------  --------   --------  --------
        Total revenue . . .   $213,557   199,843    401,469   369,759
                              ========  ========   ========  ========

                                    SEGMENT OPERATING RESULTS
                           ------------------------------------------
                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                   JUNE 30,             JUNE 30,
                            --------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
Total segment operating
  expenses. . . . . . . . .   $206,940   186,726    401,762   360,771
Intersegment operating
  expense eliminations. . .       (270)      (85)      (339)     (202)
                              --------  --------   --------  --------
        Total operating
          expenses before
          non-recurring
          charges . . . . .   $206,670   186,641    401,423   360,569
                              ========  ========   ========  ========
        Non-recurring
          charges . . . . .   $  4,097       951      4,153     1,051
                              ========  ========   ========  ========
        Operating income
          (loss). . . . . .   $  2,790    12,251     (4,107)    8,139
                              ========  ========   ========  ========


(3)  NON-RECURRING AND RESTRUCTURING CHARGES

     For the three and six months ended June 30, 2003, non-recurring and restructuring charges totaled $4.1 million and $4.2 million, respectively. For the three and six months ended June 30, 2002, non-recurring and restructuring charges totalled $951,000 and $1.1 million. The charges consist of the following elements ($ in thousands):

                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                   JUNE 30,             JUNE 30,
                            --------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
Non-Recurring & Restructuring
-----------------------------

Land Investment and
  Development Group
  Impairment Charges. . . .   $  --          837      --          917

Insolvent Insurance
  Providers . . . . . . . .       (606)    --          (606)    --

Abandonment of Property
 Management Accounting
 System:
  Compensation & Benefits .        113     --           113     --
  Operating, Administrative
    & Other . . . . . . . .      4,822     --         4,822     --

                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                   JUNE 30,             JUNE 30,
                            --------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
2001 Global Restructuring
 Program:
  Compensation & Benefits .         82       114         82       134
  Operating, Administrative
    & Other . . . . . . . .      --        --         --        --

2002 Global Restructuring
 Program:
  Compensation & Benefits .       (338)    --          (782)    --
  Operating, Administrative
    & Other . . . . . . . .         24     --           524     --
                              --------  --------   --------  --------
Total Non-Recurring &
  Restructuring . . . . . .   $  4,097       951      4,153     1,051
                              ========  ========   ========  ========


     LAND INVESTMENT AND DEVELOPMENT GROUP IMPAIRMENT

     As part of our broad based business restructuring in the second half of 2001, we closed the non-strategic residential land investment business in the Americas region of our Investment Management segment. We include in investment in and loans to real estate ventures the book value of the five remaining investments of $2.1 million, net of impairment charges of $6.3 million recorded in prior years. We included in non-recurring expense for the three and six months ended June 30, 2002 equity losses of $149,000 and $221,000, respectively. There were no similar charges for the three and six months ended June 30, 2003. We have provided guarantees associated with this investment portfolio of $1.2 million, which we currently do not expect to fund. We currently expect to have liquidated the Land Investment Group investments by the end of 2006.

     Additionally, as part of the 2001 restructuring program, we disposed of our Americas Development Group, although we retained an interest in certain investments the group had originated. We included in non recurring expense for the three and six months ended June 30, 2002 equity losses of $216,000 and $224,000, respectively. Additionally for the three and six months ended June 30, 2002, we recorded an impairment charge of $472,000. There were no similar charges for the three and six months ended June 30, 2003. We include in investments in and loans to real estate ventures the book value of the one remaining Development Group investment of $523,000. We currently expect to have liquidated this investment by the end of 2003.

     INSOLVENT INSURANCE PROVIDERS

     As part of our broad-based business restructuring in the second half of 2001, we recorded $1.9 million against our exposure to insolvent insurance providers, of which $1.6 million related to approximately 30 claims that were covered by an insolvent Australian insurance provider, HIH Insurance Limited ("HIH"). We have settled approximately 20 of these claims. There are approximately 20 claims outstanding at June 30, 2003 as we have been notified of additional claims subsequent to the insolvency of HIH with a reserve of approximately $0.7 million (Australian dollar 1 million). As a result of favorable developments related to the loss reserves, we have recorded a credit of $0.6 million to the non-recurring operating, administrative and other expense in the second quarter of 2003. We believe the remaining reserve is adequate to cover the remaining claims and expenses to be paid as a result of the HIH insolvency.

     ABANDONMENT OF PROPERTY MANAGEMENT ACCOUNTING SYSTEM

     In the second quarter of 2003 we completed a feasibility analysis of a property management accounting system that was in the process of being implemented in Australia. As a result of the review, we have concluded that the potential benefits from successfully correcting deficiencies in the system that would allow it to be implemented throughout Australia are not justified by the costs that would have to be incurred to do so. We have implemented a transition plan to an existing alternative system and will use this system from July 1, 2003. As a result of this decision, we have taken a charge of $4.9 million to non-recurring expense in the second quarter of 2003. In addition, we have commenced litigation against the consulting firm that was responsible for the design and implementation of this system. The charge of $4.9 million includes $113,000 for severance costs of personnel who worked exclusively on the system and $158,000 for professional fees associated with pursuing litigation. We anticipate incurring additional such costs over the balance of the year.

     BUSINESS RESTRUCTURING

     Business restructuring charges include severance, professional fees and costs related to excess lease space associated with the realignment of our business. The actual costs incurred with respect to our 2002 and 2001 restructuring have varied from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law and developments in the underlying business resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions with employees and/or landlords. These events resulted in the recording of a credit to non-recurring compensation and benefits expense of $338,000 related to the 2002 restructuring program and a charge of $82,000 related to the 2001 restructuring program for the three months ended June 30, 2003. Additionally, for the six months ended June 30, 2003 we recorded $524,000 to the non-recurring operating, administrative and other expense for additional lease costs of excess space reflecting a lease modification that was entered into in the first quarter of 2003. We recorded a charge of $114,000 and $134,000 related to the 2001 restructuring program for the three and six months ended June 30, 2002, respectively.

     The following table displays the net charges by segment for the three and six months ended June 30, 2003 and 2002 ($ in thousands):

                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                   JUNE 30,             JUNE 30,
                            --------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
Non-Recurring & Restructuring
-----------------------------
Owner and Occupier Services:
  Americas. . . . . . . . .   $  --          688      --          696
  Europe. . . . . . . . . .       (352)    --          (296)    --
  Asia Pacific. . . . . . .      4,449     --         4,449     --
Investment Management . . .      --          149      --          221
Corporate . . . . . . . . .      --          114      --          134
                              --------  --------   --------  --------
Total Non-Recurring
  & Restructuring . . . . .   $  4,097       951      4,153     1,051
                              ========  ========   ========  ========

(4)  ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE
     ASSETS

     We apply FASB Statement No. 141, "Business Combinations" ("SFAS 141"), when accounting for business combinations. SFAS 141 requires that we use purchase method of accounting for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. We followed the provisions of SFAS 141 in accounting for the acquisition of the minority interest in our Skandia joint venture which was at a discount to the fair value of the net assets acquired. As a result, we recorded an after-tax gain of $341,000 as an extraordinary item in the fourth quarter of 2002.

     We apply FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when accounting for goodwill and other intangible assets. SFAS 142 requires an annual impairment evaluation of intangibles with indefinite useful lives. To accomplish this annual evaluation we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. For purposes of evaluating SFAS 142, we define reporting units as Investment Management, Americas OOS, Australia OOS, Asia OOS, and by country groups in Europe OOS. The result of the 2002 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore no impairment loss was recognized on goodwill. The 2003 evaluation is planned to take place later this year. There were no triggering events in the first six months of the 2003 that would have required an impairment evaluation.

     We have $339.7 million of unamortized intangibles and goodwill as of June 30, 2003, that are subject to the provisions of SFAS 142. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than US dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates.
     The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $339.7 million of unamortized intangibles and goodwill, $323.7 million represents goodwill with indefinite useful lives, which we ceased amortizing January 1, 2002. As a result of adopting SFAS 142 on January 1, 2002, we credited to the income statement, as the cumulative effect of a change in accounting principle, $846,000, which represented our negative goodwill balance at January 1, 2002. The gross carrying amount of this negative goodwill (which related to the Americas OOS reporting segment) at January 1, 2002 was $1.4 million with accumulated amortization of $565,000. The remaining $15.9 million of identified intangibles (principally representing management contracts acquired) will be amortized over their remaining definite useful lives (with a maximum of four years remaining). Other than the prospective non-amortization of goodwill, which results in a non-cash improvement in our operating results, the adoption of SFAS 142 did not have a material effect on our revenue, operating results or liquidity.

     In accordance with SFAS 142, the effect of this accounting change is applied prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior period is as follows ($ in thousands, except share data):

                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                   JUNE 30,             JUNE 30,
                            --------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------

Reported net income
 (loss) . . . . . . . . . .   $ (1,415)    3,506     (8,662)     (529)
Add back: Cumulative effect
 of change in accounting
 principle. . . . . . . . .      --        --         --         (846)
                              --------  --------   --------  --------

Adjusted net income (loss).   $ (1,415)    3,506     (8,662)   (1,375)
                              ========  ========   ========  ========

Basic earnings (loss)
 per common share . . . . .   $  (0.05)     0.12      (0.28)    (0.02)
Cumulative effect of change
 in accounting principle. .      --        --         --        (0.03)
                              --------  --------   --------  --------

Adjusted basic earnings
 (loss) per common share. .   $  (0.05)     0.12      (0.28)    (0.05)
                              ========  ========   ========  ========

Diluted earnings (loss)
 per common share . . . . .   $  (0.05)     0.11      (0.28)    (0.02)
Cumulative effect of
 change in accounting
 principle. . . . . . . . .      --        --         --        (0.03)
                              --------  --------   --------  --------

Adjusted diluted earnings
 (loss) per common share. .   $  (0.05)     0.11      (0.28)    (0.05)
                              ========  ========   ========  ========

     The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

                     Owner and Occupier Services   Invest-
                    -----------------------------   ment
                                          Asia     Manage-  Consol-
                     Americas   Europe  Pacific     ment    idated
                     --------  -------- --------  -------- --------
Gross Carrying
Amount
--------------
Balance as of
  January 1, 2003 . .$179,335    58,145   82,755    31,640  351,875

Impact of exchange
  rate movements. . .      28     2,060    6,195       741    9,024
                     --------  -------- --------  -------- --------
Balance as of
  June 30, 2003 . . .$179,363    60,205   88,950    32,381  360,899

Accumulated
Amortization
------------
Balance as of
  January 1, 2003 . .$(15,531)   (4,704)  (5,835)  (10,328) (36,398)

Impact of exchange
  rate movements. . .       1      (194)    (449)     (137)    (779)
                     --------  -------- --------  -------- --------
Balance as of
  June 30, 2003 . . .$(15,530)   (4,898)  (6,284)  (10,465) (37,177)

Net book value. . . .$163,833    55,307   82,666    21,916  323,722
                     ========  ======== ========  ======== ========

     The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with definite useful lives as well as estimated future amortization expense ($ in thousands, unless otherwise noted).

                     Owner and Occupier Services   Invest-
                    -----------------------------   ment
                                          Asia     Manage-  Consol-
                     Americas   Europe  Pacific     ment    idated
                     --------  -------- --------  -------- --------
Gross Carrying
Amount
--------------
Balance as of
  January 1, 2003 . .$ 39,377       819    2,296     4,780   47,272

Impact of exchange
  rate movements. . .   --           25      445       148      618
                     --------  -------- --------  -------- --------
Balance as of
  June 30, 2003 . . .$ 39,377       844    2,741     4,928   47,890

                     Owner and Occupier Services   Invest-
                    -----------------------------   ment
                                          Asia     Manage-  Consol-
                     Americas   Europe  Pacific     ment    idated
                     --------  -------- --------  -------- --------
Accumulated
Amortization
------------
Balance as of
  January 1, 2003 . .$(22,494)     (435)  (1,219)   (4,780) (28,928)

Amortization expense
  - Q1. . . . . . . .  (1,192)      (26)     (75)    --      (1,293)
Amortization expense
  - Q2. . . . . . . .  (1,197)      (25)     (82)    --      (1,304)
Impact of exchange
  rate movements. . .      (4)      (15)    (252)     (148)    (419)
                     --------  -------- --------  -------- --------
Balance as of
  June 30, 2003 . . .$(24,887)     (501)  (1,628)   (4,928) (31,944)

Net book value. . . .$ 14,490       343    1,113     --      15,946
                     ========  ======== ========  ======== ========

     ESTIMATED ANNUAL AMORTIZATION EXPENSE
     Remaining 2003 Amortization              $2.6 million
     For Year Ended 12/31/04                  $5.2 million
     For Year Ended 12/31/05                  $4.7 million
     For Year Ended 12/31/06                  $3.2 million
     For Year Ended 12/31/07                  None


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

     For the six months ended June 30, 2003 we recorded $524,000 to the non-recurring operating, administrative and other expense for additional lease costs of excess space not yet occupied, reflecting a lease modification signed in the first quarter of 2003. We are evaluating the exposure related to the early exit of leased space currently occupied. In accordance with SFAS 146, any costs related to the early exit of the lease would be recorded at the time we cease use of the leased space. We anticipate that we will cease to use this space in 2004, at which point we would expect to incur a charge which could be significant depending on the underlying market conditions at that time.

     ACCOUNTING AND DISCLOSURE BY GUARANTORS

     We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Company has not entered into, or modified guarantees pursuant to the recognition provisions of FIN 45 that have had a significant impact on the financial statements during the six months ended June 30, 2003. Guarantees covered by the disclosure provisions of FIN 45 are discussed in the "Liquidity and Capital Resources" section within
     Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Interpretation No. 46, "Consolida-tion of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. We have not invested in any variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual period beginning after June 15, 2003. After analyzing the requirements of FIN 46 we have concluded that we have no variable interest entities created prior to February 1, 2003 that would be subject to the provisions of FIN 46.

(6)  UNITED KINGDOM RETIREMENT PLAN

     We maintain a contributory defined benefit pension plan in the United Kingdom to provide retirement benefits to eligible employees. On January 1, 2003 we curtailed the United Kingdom defined benefit plan and implemented a defined contribution plan. No gain or loss was required to be recognized as a result of the curtailment. The table below shows how the curtailment impacted the accumulated benefit obligation, the projected benefit obligation and the fair value of the plan assets ($ in millions):

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


     Given that after the curtailment the accumulated benefit obligation exceeds the fair value of plan assets, we were required under accounting principles generally accepted in the United States of America to record a minimum pension liability through other comprehensive income in stockholders' equity. The minimum pension liability is equal to the excess accumulated benefit obligation of $4.8 million plus the value of the prepaid pension asset relating to the United Kingdom defined benefit plan which was $8.1 million at January 1, 2003. The adjustment to reflect the required minimum pension liability of $12.9 million, net of associated tax benefit of $3.9 million, was recorded through other comprehensive income in the three months ended March 31, 2003.

(7)  INVESTMENTS IN REAL ESTATE VENTURES

     We invest in certain real estate ventures that own and operate commercial real estate. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of the non controlling ownership. We apply the provisions of SFAS 144 when evaluating these investments for impairment, including an impairment evaluation of the individual assets held by the investment funds. During the second quarter it was determined that four of the thirty assets held by one of our investment funds were impaired. As a result, we recorded an impairment charge of $1.1 million in equity earnings, representing our equity share of the impairment charge for these assets. On an overall basis our investment in this fund is not impaired.

(8)  SHARE REPURCHASE

     On October 30, 2002, we announced that our Board of Directors had approved a share repurchase program. Under the program, we may repurchase up to one million shares of our outstanding common stock in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. In the fourth quarter of 2002, we repurchased 300,000 shares at an average price of $15.56 per share. We did not repurchase any shares in the first six months of 2003. Given that shares repurchased under this program are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for the purposes of calculating earnings per share.

(9)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On July 26, 2000, Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly-owned subsidiary of Jones Lang LaSalle, issued 9% Senior Euro Notes with an aggregate principal amount of euro 165 million, due 2007 (the "Euro Notes"). The payment obligations under the Euro Notes are fully and unconditionally guaranteed by Jones Lang LaSalle Incorporated and certain of its wholly-owned subsidiaries: Jones Lang LaSalle Americas, Inc.; LaSalle Investment Management, Inc.; Jones Lang LaSalle International, Inc.; Jones Lang LaSalle Co Investment, Inc.; and Jones Lang LaSalle Ltd. (the "Guarantor Subsidiaries"). All of Jones Lang LaSalle Incorporated's remaining subsidiaries (the "Non-Guarantor Subsidiaries") are owned by the Guarantor Subsidiaries. The following supplemental Condensed Consolidating Balance Sheets as of June 30, 2003 and December 31, 2002, Condensed Consolidating Statement of Earnings for the three and six months ended June 30, 2003 and 2002, and Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2003 and 2002 present financial information for (i) Jones Lang LaSalle Incorporated (carrying any investment in subsidiaries under the equity method), (ii) Jones Lang LaSalle Finance B.V. (the issuer of the Euro Notes), (iii) on a combined basis the Guarantor Subsidiaries (carrying any investment in Non-Guarantor subsidiaries under the equity method) and (iv) on a combined basis the Non-Guarantor Subsidiaries (carrying their investment in JLL Finance under the equity method). Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and Jones Lang LaSalle Incorporated believes that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. In general, historically, Jones Lang LaSalle Incorporated has entered into third party borrowings, financing its subsidiaries via intercompany accounts that are then converted into equity, or long-term notes, on a periodic basis. Certain Guarantor and Non-Guarantor Subsidiaries also enter into third party borrowings on a limited basis. All intercompany activity has been included as subsidiary activity in investing activities in the Condensed Consolidating Statements of Cash Flows. We manage cash on a consolidated basis and there is a right of offset between bank accounts in the different groupings of legal entities in the condensed consolidating financial information. Therefore, in certain cases, negative cash balances have not been reallocated to payables as they legally offset positive cash balances elsewhere in Jones Lang LaSalle Incorporated. In certain cases, we have calculated taxes on the basis of a group position that includes both Guarantor and Non Guarantor Subsidiaries. In such cases, the taxes have been allocated to individual legal entities on the basis of that legal entity's pre tax income. For periodic reporting purposes, the adjustment for the global effective tax rate is made in the parent organization. In addition to the reclassifications listed in Note 1, in the first quarter of 2003, $17 million of goodwill related to the JLW merger was reclassified from the guarantor subsidiary Jones Lang LaSalle, Ltd. to various non-guarantor subsidiaries. We have reclassified the December 31, 2002 comparative balance sheet to reflect this movement.

                                       JONES LANG LASALLE INCORPORATED
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                             As of June 30, 2003
                                              ($ in thousands)

                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------

ASSETS
------
Cash and
  cash equivalents. .    $    3,854            30        (3,027)       12,318         --           13,175
Trade receivables,
  net of allowances .         --            --           60,048       128,245         --          188,293
Other current assets.        12,651         --           31,978        30,231         --           74,860
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      assets. . . . .        16,505            30        88,999       170,794         --          276,328

Property and equipment,
 at cost, less accumu-
 lated depreciation .         4,137         --           36,594        32,880         --           73,611
Intangibles resulting
 from business acquisi-
 tions and JLW merger,
 net of accumulated
 amortization . . . .         --            --          213,205       126,463         --          339,668
Other assets, net . .        19,140         --           63,739        40,208         --          123,087
Investments in
 subsidiaries . . . .       278,585         --          302,279           985      (581,849)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  318,367            30       704,816       371,330      (581,849)      812,694
                         ==========    ==========    ==========    ==========    ==========    ==========




                                       JONES LANG LASALLE INCORPORATED
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                             As of June 30, 2003
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Accounts payable and
  accrued liabilities    $   16,538         1,478        25,767        44,117         --           87,900
Short-term borrowings         --              553         6,302         8,902         --           15,757
Other current
  liabilities . . . .       (63,378)     (236,335)      383,867        12,955         --           97,109
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      liabilities . .       (46,840)     (234,304)      415,936        65,974         --          200,766

Long-term liabilities:
  Credit facilities .         --           43,500         --            --            --           43,500
  9% Senior Euro
    Notes, due 2007 .         --          189,849         --            --            --          189,849
  Other . . . . . . .         5,323         --           10,295         7,736         --           23,354
                         ----------    ----------    ----------    ----------    ----------    ----------

    Total liabilities       (41,517)         (955)      426,231        73,710         --          457,469

Commitments and
 contingencies

Stockholders' equity.       359,884           985       278,585       297,620      (581,849)      355,225
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  318,367            30       704,816       371,330      (581,849)      812,694
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
                         ==========   ==========   ==========     ==========    ==========    ==========


<table>                                JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                  For the Three Months Ended June 30, 2003
                                              ($ in thousands)
                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . . . .$    --            --           97,602       115,955         --          213,557
Equity earnings (loss)
 from subsidiaries. . . .     2,054         --            6,365            29        (8,448)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . . . .     2,054         --          103,967       115,984        (8,448)      213,557
Operating expenses before
 non-recurring and restruc-
 turing charges . . . . .     5,940            68        99,029       101,633         --          206,670
Non-recurring and restruc-
 turing charges . . . . .     --            --              330         3,767         --            4,097
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
     (loss) . . . . . . .    (3,886)          (68)        4,608        10,584        (8,448)        2,790
Interest expense, net
 of interest income . . .    (1,550)         (199)        3,689         2,995         --            4,935
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss) before
     provision (benefit)
     for income taxes . .    (2,336)          131           919         7,589        (8,448)       (2,145)
Net provision (benefit)
 for income taxes . . . .      (921)          102        (1,135)        1,224         --             (730)
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) . . .$   (1,415)           29         2,054         6,365        (8,448)       (1,415)
                         ==========    ==========    ==========    ==========    ==========    ==========

<table>                                JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                   For the Six Months Ended June 30, 2003
                                              ($ in thousands)
<caption>                Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . . . .$    --            --          182,957       218,512         --          401,469
Equity earnings (loss)
 from subsidiaries. . . .    (6,209)        --            4,389           125         1,695         --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . . . .    (6,209)        --          187,346       218,637         1,695       401,469

Operating expense before
 non-operational non-
 recurring and restruc-
 turing charges . . . . .     8,270            14       186,464       206,675         --          401,423
Non-operational non-
 recurring and restruc-
 turing charges . . . . .     --            --             (114)        4,267         --            4,153
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
     (loss) . . . . . . .   (14,479)          (14)          996         7,695         1,695        (4,107)
Interest expense, net of
 interest income. . . . .    (3,391)         (386)        6,920         5,875         --            9,018
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss) before
     provision (benefit)
     for income taxes . .   (11,088)          372        (5,924)        1,820         1,695       (13,125)

Net provision (benefit)
 for income taxes . . . .    (2,426)          247           285        (2,569)        --           (4,463)
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) . . .$   (8,662)          125        (6,209)        4,389         1,695        (8,662)
                         ==========    ==========    ==========    ==========    ==========    ==========

<table>                                JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                  For the Three Months Ended June 30, 2002
                                              ($ in thousands)
                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . . . .$    --            --           90,960       108,883         --          199,843
Equity earnings (loss)
 from subsidiaries. . . .     2,453         --            1,048            80        (3,581)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . . . .     2,453         --           92,008       108,963        (3,581)      199,843

Operating expenses before
 non-recurring and restruc-
 turing charges . . . . .     2,120             1        83,846       100,674         --          186,641
Non-recurring and restruc-
 turing charges . . . . .       114         --            --              837         --              951
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
     (loss) . . . . . . .       219            (1)        8,162         7,452        (3,581)       12,251

Interest expense, net of
 interest income. . . . .      (955)         (231)        3,468         2,079         --            4,361
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss) before
     provision (benefit)
     for income taxes and
     minority interest. .     1,174           230         4,694         5,373        (3,581)        7,890

Net provision (benefit)
 for income taxes . . . .    (2,332)          150         2,241         3,096         --            3,155
Minority interests in
 earnings of subsidiaries     --            --            --            1,229         --            1,229
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss),
 before cumulative effect
 of change in accounting
 principle. . . . . . . .     3,506            80         2,453         1,048        (3,581)        3,506

Cumulative effect of change
 in accounting principle.     --            --            --            --            --            --
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) . . .$    3,506            80         2,453         1,048        (3,581)        3,506
                         ==========    ==========    ==========    ==========    ==========    ==========

<table>                                JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                   For the Six Months Ended June 30, 2002
                                              ($ in thousands)
                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . . . .$     --           --          166,903       202,856         --          369,759
Equity earnings (loss)
 from subsidiaries. . . .      (775)        --             (396)          138         1,033         --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . . . .      (775)        --          166,507       202,994         1,033       369,759

Operating expenses before
 non-recurring and restruc-
 turing charges . . . . .     5,506            17       159,847       195,199         --          360,569
Non-recurring and restruc-
 turing charges . . . . .       134         --            --              917         --            1,051
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
     (loss) . . . . . . .    (6,415)          (17)        6,660         6,878         1,033         8,139

Interest expense, net of
  interest income . . . .    (3,342)         (461)        7,052         5,030         --            8,279
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss) before
     provision (benefit)
     for income taxes and
     minority interest. .    (3,073)          444          (392)        1,848         1,033          (140)

Net provision (benefit)
 for income taxes . . . .    (2,544)          306           383         1,798         --              (57)
Minority interests in
 earnings of subsidiaries     --            --            --            1,292         --            1,292
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss),
 before cumulative effect
 of change in accounting
 principle. . . . . . . .      (529)          138          (775)       (1,242)        1,033        (1,375)

Cumulative effect of change
 in accounting principle.     --            --            --              846         --              846
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) . . .$     (529)          138          (775)         (396)        1,033          (529)
                         ==========    ==========    ==========    ==========    ==========    ==========

                                       JONES LANG LASALLE INCORPORATED
                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   For the Six Months Ended June 30, 2003
                                              ($ in thousands)
                                   Jones Lang
                                    LaSalle                                                   Consolidated
                                  Incorporated    Jones Lang                                   Jones Lang
                                   (Parent and     LaSalle       Guarantor    Non-Guarantor     LaSalle
                                   Guarantor)    Finance B.V.   Subsidiaries   Subsidiaries   Incorporated
                                  ------------   ------------   ------------  -------------   ------------
Cash flows provided by (used in)
  operating activities. . . . .    $    3,722         17,169        (25,479)        (5,517)       (10,105)
Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment. . .           (43)         --            (5,850)        (3,142)        (9,035)
  Other acquisitions and invest-
    ments, net of cash acquired         --             --            (1,100)         --            (1,100)
  Subsidiary activity . . . . .        (8,174)       (34,975)        28,043         15,106          --
  Investments in real estate
    ventures. . . . . . . . . .         --             --             3,115           (364)         2,751
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) investing
        activities. . . . . . .        (8,217)       (34,975)        24,208         11,600         (7,384)
Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit
    facility. . . . . . . . . .        (1,003)        17,771          2,093         (2,546)        16,315
  Shares repurchased for pay-
    ment of taxes on stock
    awards. . . . . . . . . . .          (767)         --             --             --              (767)
  Common stock issued under
    stock option plan . . . . .         1,462          --             --             --             1,462
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) financing
        activities. . . . . . .          (308)        17,771          2,093         (2,546)        17,010
                                   ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in cash
  and cash equivalents. . . . .        (4,803)           (35)           822          3,537           (479)
Cash and cash equivalents,
  beginning of period . . . . .         8,657             65         (3,849)         8,781         13,654
                                   ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents,
  end of period . . . . . . . .    $    3,854             30         (3,027)        12,318         13,175
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
                                   ==========     ==========     ==========     ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto for the three and six months ended June 30, 2003, included herein, and Jones Lang LaSalle's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002, which have been filed with the United States of America Securities and Exchange Commission as part of our 2002 Annual Report on Form 10-K and are also available on our website (www.joneslang lasalle.com).

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

     REVENUE RECOGNITION - We recognize advisory and management fees in the period in which we perform the service. Transaction commissions are recognized as income when we provide the service unless future contin-gencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies have been satisfied.
Development management fees are generally recognized as billed, which we believe approximates the percentage of completion method of accounting. Incentive fees are generally tied to some form of contractual milestone and are recorded in accordance with the specific terms of the underlying compensation agreement. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB 101.

     In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses we incur on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. A contract that provides a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such, is reported on a gross basis. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. When the fee structure is comprised of at least two distinct elements, namely (i) the fixed management fee and
(ii) a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client, we will account for the contract on a net basis. This means we include the fixed management fee in reported revenues and we net the reimbursement against expenses. We base this characterization on the following factors: (i) the property owner generally has the authority over hiring practices and the approval of payroll prior to payment by Jones Lang LaSalle; (ii) Jones Lang LaSalle is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) Jones Lang LaSalle generally earns no margin in the arrangement, obtaining reimbursement only for actual costs incurred. The majority of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated $93.0 million and $92.3 million for the three months ended June 30, 2003 and 2002, respectively, and $190.9 million and $185.7 million for the six months ended June 30, 2003 and 2002, respectively. This treatment has no impact on operating income (loss), net income (loss) or cash flows.

     Beginning in December 2002, pursuant to the Financial Accounting and Standards Board's ("FASB") Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", we have reclassified reimbursements received for out-of-pocket expenses to revenues in the income statement, as opposed to being shown as a reduction of expenses. Out-of-pocket expenses include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunications and facsimile charges. These out-of-pocket expenses amounted to $1.2 million and $1.0 million for the three months ended June 30, 2003 and 2002, respectively and $2.6 million and $1.9 million for the six months ended June 30, 2003 and 2002, respectively. This reclassification has no impact on reported operating income (loss), net income (loss) or cash flows. A summary of the quarterly and full year impact of this adjustment on 2002 results can be found in the Reclassification section of Note 1 to Notes to Consolidated Financial Statements.

     Beginning in December 2002, we reclassified as revenue our recovery of indirect costs related to our management services business, as opposed to being classified as a reduction of expenses in the income statement. This recovery of indirect costs amounted to $8.6 million and $7.4 million for the three months ended June 30, 2003 and 2002, respectively, and $16.8 million and $14.5 million for the six months ended June 30, 2003 and 2002, respectively. This reclassification has no impact on reported operating income (loss), net income (loss) or cash flows. A summary of the quarterly and full year impact of this adjustment on 2002 results can be found in the Reclassification section of Note 1 to Notes to Consolidated Financial Statements.

     ACCOUNTS RECEIVABLE - We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments and with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables. These reserves are then reviewed on a quarterly basis by regional and global management to ensure that they are appropriate. As part of this review, we develop a range of potential reserves on a consistent formulaic basis. Over the last two years we have placed considerable focus on working capital management and in particular, collecting our receivables on a more timely basis. As we are successful in doing this, the range of potential reserves is narrowing. We would normally expect that the allowance would fall within this range. The table below sets out certain information regarding our accounts receivable, allowance for uncollectible accounts receivable, range of possible allowance and the bad debt expense we incurred for the six months ended June 30, 2003 and 2002 ($ in millions).

                               Allowance
                     Accounts     for
                    Receivable Uncollec-
            Gross   More Than    tible                          Bad
           Accounts  90 Days    Accounts   Maximum    Minimum   Debt
          Receivable Past Due  Receivable Allowance  Allowance Expense
          -------------------- ---------- ---------  --------- -------
June 30,
 2003 . .   $ 193.6       8.5        5.3       7.7        3.8     1.3

June 30,
 2002 . .   $ 177.7      10.2        8.1       9.3        4.6     2.6


     PERIODIC ACCOUNTING FOR INCENTIVE COMPENSATION - An important part of our overall compensation package is incentive compensation, which we typically pay out to employees in the first quarter of the year after it is earned. In our interim financial statements we accrue for incentive compensation based on the percentage of revenue and compensation costs recorded to date relative to forecasted revenue and compensation costs for the full year, as substantially all incentive compensation pools are based upon revenues and profits. The impact of this incentive compensation accrual methodology is that we accrue very little incentive compensation in the first six months of the year, with the majority of our incentive compensation accrued in the second half of the year, particularly in the fourth quarter. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees. In addition, we exclude from the standard accrual methodology incentive compensation pools that are not subject to the normal performance criteria. These pools are accrued for on a straight-line basis. Total incentive compensation for the three and six months ended June 30, 2003 increased 11.6% and 34.6%, respectively (5.0% and 26.2%, respectively, excluding the impact of movements in foreign currency exchange rates), when compared to the same periods in 2002. These increases are due to the timing of incentive compensation since a greater portion of our forecasted annual revenues were achieved in the first six months of 2003 when compared to the same period last year. Also contributing to the increase in 2003 is an increased dollar value of incentive compensation that is not subject to normal performance criteria and is therefore accounted for on a straight-line basis. We are in the process of implementing a global incentive compensation program that will provide our employees an increased "line of sight" between their performance and incentive compensation. As a result of this, we are currently evaluating the methodology used in recognizing periodic incentive compensation. Any change would become effective
January 1, 2004 and is not expected to impact annual incentive compensation expense but may impact the quarterly recognition pattern.

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

     The table below sets out the amortization expense related to the stock ownership program for the three and six months ended June 30, 2003 and 2002 (in thousands):
                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                   JUNE 30,             JUNE 30,
                            --------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
  Compensation expense
    amortization. . . . . .   $  1,684       965      3,252     2,664


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

     We invest in certain real estate ventures that own and operate commercial real estate. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of the non-controlling ownership. We apply the provisions of SFAS 144 when evaluating these investments for impairment, including an impairment evaluation of the individual assets held by the investment funds. During the second quarter it was determined that four of the thirty assets held by one of our investment funds were impaired. As a result, we recorded an impairment charge of $1.1 million in equity earnings, representing our equity share of the impairment charge for these assets.
On an overall basis our investment in this fund is not impaired.

     We apply FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when we account for goodwill and other intangible assets. SFAS 142 requires an annual impairment evaluation of intangibles with indefinite useful lives. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. For purposes of evaluating SFAS 142, we define reporting units as Investment Management, Americas OOS, Australia OOS, Asia OOS, and by country groups in Europe OOS. We determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit's carrying value. The result of the 2002 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore no impairment loss was recognized on goodwill. The 2003 evaluation is planned to take place later this year. There were no triggering events in the first six months of 2003 that would have required an impairment evaluation.

     Although the Land Investment Group was closed down in 2001, we have retained certain investments originated by this group. Included in investments in and loans to real estate ventures is the book value of the five remaining Land Investment Group investments of $2.1 million, net of impairment charges of $6.3 million recorded in prior years. We continue to monitor this portfolio very carefully and have not recorded an impairment charge in the three or six months ended June 30, 2003. We have provided guarantees associated with this investment portfolio of $1.2 million, which we currently do not expect to fund. We expect to have liquidated the Land Investment Group investments by the end of 2006.

     Although we sold the Development Group in 2001, we have retained certain investments originated by this group. Included in investments in and loans to real estate ventures is the book value of the one remaining Development Group investment of $523,000. We continue to monitor this investment very carefully and have not recorded an impairment charge in the three or six months ended June 30, 2003. We expect to have liquidated the remaining Development Group investment by the end of 2003.

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

     We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. Based on our 2003 forecasted results, we have estimated an effective tax rate of 34% for 2003. While there can be no assurance that we will achieve an effective tax rate of 34% in 2003, we believe that this is an achievable tax rate due to the impact of tax planning, particularly planning to (i) reduce the impact of losses in jurisdictions where we cannot recognize tax benefits and (ii) reduce the incidence of double taxation of earnings and other tax inefficiencies. For the six months ended June 30, 2002, we used an estimated effective tax rate of 40% for recurring operations. If we had used an estimated effective tax rate of 40% for the first six months of 2003, the tax benefit would have been $5.3 million as compared to the $4.5 million tax benefit that we actually recorded. Due to the impact of tax planning undertaken later in 2002, an effective tax rate of 34% on recurring operations was achieved for the full year of 2002. Our global effective tax rate is also sensitive to changes in the mix of our geographic profitability as local statutory tax rates range from 10% to 43% in the countries in which we have significant operations. We continuously seek to develop and implement strategies and/or actions that would reduce our overall effective tax rate. We reflect the benefit from tax planning actions when we believe it is probable that they will be successful, which usually requires that certain actions have been initiated.

     ACCOUNTING FOR SELF-INSURANCE PROGRAMS - In our Americas business, in common with many other American companies, we have chosen to retain certain risks regarding health insurance and workers' compensation rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future developments. We engage the services of an independent actuary on an annual basis to assist us in quantifying our potential exposure.

     . HEALTH INSURANCE - Beginning in January 2002, we chose to self-insure our health benefits for all employees based in the United States of America, although we did purchase stop loss coverage to limit our exposure. We engage an actuary who specializes in health insurance to estimate our likely full year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we employ the same actuary to estimate the required reserve for unpaid health costs we would need at year-end. With regard to the year-end reserve, the actuary provides us with a point estimate, which we accrue; additionally we accrue a provision for adverse deviation. Given the nature of medical claims, it may take up to 12 months for claims to be processed and recorded. The reserve balance at June 30, 2003, which relates to both 2002 and 2003 is $3.7 million. The reserve balance at December 31, 2002 was $2.4 million. Our external benefit administrator is currently working to analyze the development of the reserve estimate from year-end. The table below sets out certain information related to the cost of this program for the three and six months ended June 30, 2003 and 2002 ($ in millions):

                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                   JUNE 30,             JUNE 30,
                            --------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
    Expense to Company. . .   $    3.2       3.0        6.2       6.1
    Employee contributions.        0.7       0.6        1.4       1.2
                              --------  --------   --------  --------
    Total program cost. . .   $    3.9       3.6        7.6       7.3
                              ========  ========   ========  ========


     . WORKERS' COMPENSATION INSURANCE - We have been self-insured for workers' compensation insurance for a number of years. We have stop loss insurance in place which limits our exposure in certain cases. On a periodic basis we accrue using the various state rates based on job classifications, engaging on an annual basis in the third quarter, an independent actuary who specializes in workers' compensation to estimate our exposure based on actual experience. In prior years, we have recorded an adjustment to revenues for the difference between the actuarial estimate and our reserve after the receipt of the actuary's report (usually in the third quarter). Given our considerable experience in this area, in the first quarter of 2003 we determined that we would accrue for the estimated adjustment to revenues on a periodic basis. The credit taken to revenue for this was $433,000 and $866,000 for the three and six months ended June 30, 2003, respectively. There were no similar credits in the first six months of 2002.

     . CAPTIVE INSURANCE COMPANY - In order to better manage our global insurance program, we use a captive insurance company to provide professional indemnity insurance coverage on a "claims made" basis to certain of our international operations in addition to our traditional insurance coverage. The maximum risk retained by this captive insurance company in any one year is pound sterling 1 million (approximately $1.6 million). Given the nature of these types of claims, it may take several years for there to be a resolution of the underlying claims and to finalize the expense. We are required to estimate the ultimate cost of these claims. This estimate includes specific claim reserves that are developed on the basis of a review of the circumstances of the individual claim. Given that the timeframe for these reviews may be lengthy, we also provide a reserve against the current year exposures on the basis of our historic loss ratio. The table below provides the reserve balance, which can relate to multiple years, that we have established as of ($ in millions):

               June 30, 2003      $1.9
               June 30, 2002      $2.7

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


RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

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

     ACQUISITION

     In December 2002, Jones Lang LaSalle acquired the 45% minority interest in the joint venture company Jones Lang LaSalle Asset Management Services, which since 2000 has exclusively provided asset management services for all Skandia Life properties in Sweden. The purchase price of the minority interest was approximately $1 million, a discount to the fair value of the net assets acquired. Because the acquisition occurred in December of 2002, this joint venture was accounted for as a minority interest in the first six months of 2002. The six months ended June 30, 2002 included $1.2 million of minority interest earnings. The six months ended June 30, 2003 included no minority interest earnings or losses as this venture is now fully consolidated in our results.

     FOREIGN CURRENCY

     We operate in a variety of currencies in 34 countries, but report our results in U.S. dollars. This means that our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility makes it more difficult to perform period-to-period comparisons of the reported results of operations. As an example, the euro, the pound sterling and the Australian dollar, each a currency used in a significant portion of our operations, strengthened in the last nine months of 2002, and remained strong in the first six months of 2003. This means that for those businesses located in jurisdictions that utilize these currencies, the U.S. dollar reported revenues and expenses in the three and six months ended June 30, 2003 demonstrate an apparent growth rate that is not consistent with the real underlying growth rate in the local operations. In order to provide more meaningful period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition and results of operations, we have provided information about the impact of foreign currencies where we believe that it is necessary. In addition, set out below is guidance as to the key currencies that the Company does business in and their significance to reported revenues and operating results. The operating results sourced in pound sterling and US dollars understates the profitability of the businesses in the United Kingdom and America because they include the locally incurred expenses of our global offices in London and Chicago, respectively, as well as the European regional office in London. The revenues and operating income of the global investment management business are allocated to their underlying currency, which means that this analysis may not be consistent with the performance of the geographic OOS segments. In particular, as incentive fees are earned by this business, there may be significant shifts in the geographic mix of revenues and operating income. The following table sets forth revenues derived from our most significant currencies ($ in millions, except for exchange rates).

                                  Austra-
                Pound             lian       US
               Sterling   Euro    Dollar   Dollar     Other    Total
               -------- -------   -------  -------   -------  -------

REVENUES
 Q1, 2003 . .  $  37.7     37.2      13.7     70.0      29.3    187.9
 Q2, 2003 . .  $  43.9     36.5      18.7     75.9      38.6    213.6
               -------  -------   -------  -------   -------  -------
               $  81.6     73.7      32.4    145.9      67.9    401.5
               =======  =======   =======  =======   =======  =======

 Q1, 2002 . .  $  34.9     32.7      12.4     63.3      26.6    169.9
 Q2, 2002 . .  $  47.1     32.2      16.5     70.2      33.8    199.8
               -------  -------   -------  -------   -------  -------
               $  82.0     64.9      28.9    133.5      60.4    369.7
               =======  =======   =======  =======   =======  =======

OPERATING
 INCOME
 (LOSS)
 Q1, 2003 . .  $  (2.6)     2.9      (1.4)    (2.4)     (3.4)    (6.9)
 Q2, 2003 . .  $  (0.4)     0.1      (4.1)     1.9       5.3      2.8
               -------  -------   -------  -------   -------  -------
               $  (3.0)     3.0      (5.5)    (0.5)      1.9     (4.1)
               =======  =======   =======  =======   =======  =======

 Q1, 2002 . .  $  (2.5)     3.8      (2.5)    (1.0)     (1.9)    (4.1)
 Q2, 2002 . .  $   7.2     (0.2)     (0.3)     2.9       2.7     12.3
               -------  -------   -------  -------   -------  -------
               $   4.7      3.6      (2.8)     1.9       0.8      8.2
               =======  =======   =======  =======   =======  =======

AVERAGE
 EXCHANGE
 RATES
 Q1, 2003 . .    1.600    1.075     0.595     N/A       N/A      N/A
 Q2, 2003 . .    1.624    1.140     0.644     N/A       N/A      N/A

 Q1, 2002 . .    1.426    0.877     0.520     N/A       N/A      N/A
 Q2, 2002 . .    1.464    0.924     0.553     N/A       N/A      N/A

REVENUE

     Total revenue, after the elimination of intersegment revenue, increased $13.8 million, or 6.9%, to $213.6 million for the three months ended June 30, 2003 from $199.8 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, total revenue, after the elimination of intersegment revenue, increased $31.7 million, or 8.6%, to $401.5 million from $369.8 million for the same period in 2002. These increases reflect the general strengthening of the euro, pound sterling and Australian dollar against the U.S. dollar. Excluding the impact of movements in foreign currency exchange rates, reported U.S. dollar revenues decreased 1.8% and 0.1% for the three and six months ended June 30, 2003, respectively, when compared to the same periods of 2002 as revenue strength in the Americas and Asia Pacific was offset by continued revenue weakness in Europe.

OPERATING EXPENSES

     Total operating expenses, after the elimination of intersegment expense, increased $23.2 million, or 12.4%, to $210.8 million for the three months ended June 30, 2003 from $187.6 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, total operating expenses, after the elimination of intersegment expense, increased $44.0 million, or 12.2%, to $405.6 million from $361.6 million for the same period in 2002. These increases reflect the general strengthening of the euro, pound sterling and Australian dollar against the U.S. dollar. Excluding the impact of these movements in foreign currency exchange rates, reported U.S. dollar expenses increased 4.2% and 3.9% for the three and six months ended June 30, 2003, respectively, when compared to the same periods of 2002.

     Compensation and benefits expense increased $16.2 million and $33.1 million for the three and six months ended June 30, 2003, respectively, when compared to the same periods of 2002. The impact of movements in foreign currency exchange rates, primarily the euro, pound sterling and Australian dollar, is attributable for $9.9 million and $19.3 million of the increase in U.S. dollar reported compensation and benefits expense for the three and six months ended June 30, 2003, respectively. The balance of the increase in compensation and benefits expense for the three and six months ended June 30, 2003 is primarily attributable to an increase in salaries and related payroll and social taxes as we implement a strategic growth plan in our Asia Pacific region and an increase in staffing to support new fund activity in our Investment Management business. The increase in expenses for the three and six months ended June 30, 2003 can also be attributed to the timing of incentive compensation expense, as a higher portion of our forecasted full year revenues were achieved in the first six months of 2003 when compared to the first six months of 2002. The increase in incentive compensation is a timing difference that may reverse over the balance of the year dependent upon performance. See the Periodic Accounting for Incentive Compensation section of Critical Accounting Policies and Estimates, included herein, for a further discussion of the timing of incentive compensation recognition.

     Operating, administrative and other expenses increased $3.9 million, or 7.2%, to $58.3 million for the three months ended June 30, 2003 from $54.4 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, operating, administrative and other expenses increased $7.6 million, or 7.2%, to $112.7 million from $105.1 million for the same period in 2002. The impact of movements in foreign currency exchange rates, primarily the euro, pound sterling and Australian dollar, is attributable for $4.2 million and $8.5 million of the increase in U.S. dollar reported operating, administrative and other expense for the three and six months ended June 30, 2003, respectively. Excluding this impact, operating, administrative and other expenses are slightly improved for the three and six months ended June 30, 2003, when compared to the same periods of 2002, reflecting a strong commitment to cost controls. Our continued focus on working capital management resulted in an improvement of $1.3 million in bad debt expense for the first half of 2003. This was more than offset by an increase of $2.5 million in insurance cost reflecting the market tightening in insurance cost and availability.

     The most significant component of non-recurring and restructuring expense for the three and six months ended June 30, 2003 is the abandonment of a property management accounting system that was in the process of being implemented in Australia. We completed a feasibility analysis of the system in the second quarter of 2003 and concluded that the potential benefits from successfully correcting deficiencies in the system that would allow it to be implemented throughout Australia are not justified by the costs that would have to be incurred to do so. As such, we have ceased use of the system and have written off the balance sheet carrying value. Partially offsetting this charge is a credit of $606,000 to the non-recurring operating, administrative and other expense in the second quarter of 2003, a result of favorable developments related to loss reserves we had recorded for an insolvent insurance provider in 2001. As part of our broad-based business restructuring in the second half of 2001, we recorded $1.9 million against our exposure to insolvent insurance providers, of which $1.6 million related to approximately 30 claims that were covered by an insolvent Australian insurance provider, HIH Insurance Limited ("HIH"). We believe the remaining reserve is adequate to cover the remaining claims and expenses to be paid as a result of the HIH insolvency. A further discussion of non-recurring and restructuring charges can be found in
Note 3 to Notes to Consolidated Financial Statements.

OPERATING INCOME

     We reported operating income of $2.8 million for the three months ended June 30, 2003, as compared to $12.3 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, we reported an operating loss of $4.1, as compared to an operating income of $8.1 million for the six months ended June 30, 2002.

INTEREST

     Interest expense, net of interest income, increased $574,000 for the three months ended June 30, 2003 when compared to the same period of 2002. For the six months ended June 30, 2003, interest expense, net of interest income, increased $739,000 when compared to the same period of 2002. Interest expense was negatively impacted by the strengthening euro which increased the reported U.S. dollar value of the interest expense on the Euro Notes by approximately $800,000 and $1.5 million for the three and six months ended June 30, 2003, respectively. In addition, as a result of the early renewal and reduction of our credit facility, we accelerated the expensing of approximately $150,000 of capitalized debt issuance costs.

PROVISION/(BENEFIT) FOR INCOME TAXES

     For the three and six months ended June 30, 2003 we recorded an income tax benefit of $730,000 and $4.5 million, respectively. For the three and six months ended June 30, 2002 we recorded a provision of $3.2 million and a benefit of $57,000, respectively. Our estimated effective tax rate for the first half of 2003 was 34%, as compared to 40% for the first half of 2002. If we had used an estimated effective tax rate of 40% for the six months ended June 30, 2003, our tax benefit would have been $5.3 million as compared to the $4.5 million tax benefit that we actually recorded. See the Income Tax Provision section of Note 1 to Notes to Consolidated Financial Statements for a further discussion of our estimated effective tax rate.

NET INCOME/(LOSS)

     We reported a net loss of $1.4 million for the three months ended
June 30, 2003, as compared to net income of $3.5 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, we reported a net loss of $8.7 million, as compared to a net loss before cumulative effect of a change in accounting principle of $1.4 million for the same period of 2002. Including the cumulative effect of a change in accounting principle (a net benefit of $846,000) related to the adoption of SFAS 142 in 2002, which is discussed in detail in Note 4 to Notes to Consolidated Financial Statements, our net loss for the six months ended June 30, 2002 was $529,000.

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

     We have reclassified certain prior year amounts to conform with the current presentation. A summary of these reclassifications can be found in
Note 1 to Notes to Consolidated Financial Statements.

OWNER AND OCCUPIER SERVICES

     AMERICAS

     Revenue for the Americas region increased $5.3 million, or 8.6%, to $66.7 million for the three months ended June 30, 2003 from $61.4 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, revenue increased $8.9 million, or 7.6%, to $126.2 million from $117.3 million for the same period of 2002. The increase for the three and six months is primarily attributable to improved transaction flow in the Tenant Representation business and new business wins in the Project and Development unit, partially offset by a decrease in the Capital Markets unit, as 2002 included two significant transactions.

     Operating expenses for the Americas region increased $6.1 million, or 10.5%, to $64.0 million for the three months ended June 30, 2003, as compared to $57.9 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, operating expenses increased $9.3 million, or 8.0%, to $125.1 million from $115.8 million for the same period of 2002. The increase in operating expenses is primarily due to the timing of recognition of incentive compensation which was $5.4 million and $8.0 million higher for the three and six months ended June 30, 2003, respectively, when compared to the same periods of 2002, as a comparatively greater percentage of forecasted annual revenue was recorded in 2003 than in the same periods of 2002. In addition, in 2003 there is a greater dollar value of incentive compensation that is not subject to normal performance criteria and is therefore accounted for on a straight-line basis. The increase in incentive compensation is a timing difference that may reverse over the balance of the year dependent upon performance. See the Periodic Accounting for Incentive Compensation section of Critical Accounting Policies and Estimates, included herein, for a further discussion of the timing of incentive compensation recognition.

     EUROPE

     Revenues for the Europe region increased $2.4 million, or 3.0%, to $82.0 million for the three months ended June 30, 2003 from $79.6 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, revenues increased $9.0 million, or 6.2%, to $153.3 million from $144.3 million for the same period of 2002. This increase in reported U.S. dollar revenues reflect the general strengthening of the euro and pound sterling against the U.S. dollar when compared to last year. Excluding the impact of movements in foreign currency exchange rates, reported U.S. dollar revenues decreased 13.6% and 10.8% for the three and six months ended June 30, 2003, respectively, when compared to the same periods of 2002. Partially contributing to the year-over-year decrease was a large incentive fee related to our Skandia joint venture recorded in the second quarter of 2002 where there was no similar incentive fee in 2003. Positive performance in Southern and Central Europe was offset by continued revenue pressures in England, Germany and France. Also contributing to the decrease in revenues was a decline in the second quarter of 2003 in leasing activity in Holland and Scotland combined with the timing of certain Capital Markets transactions which have now slipped to the third quarter.

     Operating expenses for the Europe region increased $5.7 million, or 7.7%, to $79.6 million for the three months ended June 30, 2003 from $73.9 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, operating expenses increased $14.1 million, or 10.2%, to $152.4 million from $138.3 million for the same period of 2002. Excluding the impact of movements in foreign currency exchange rates, operating expenses decreased 6.5% and 4.9% for the three and six months ended
June 30, 2003, respectively, when compared to the same periods of 2002 reflecting our continued focus on cost controls and the impact of weaker performance on the timing of recognition of incentive compensation. The decrease in incentive compensation is a timing difference that may reverse over the balance of the year dependent upon performance. See the Periodic Accounting for Incentive Compensation section of Critical Accounting Policies and Estimates, included herein, for a further discussion of the timing of incentive compensation recognition.

     ASIA PACIFIC

     Revenue for the Asia Pacific region increased $4.3 million, or 11.7%, to $41.2 million for the three months ended June 30, 2003 from $36.9 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, revenues increased $6.6 million, or 9.8%, to $73.8 million from $67.2 million for the same period of 2002. Excluding the impact of movements in foreign currency exchange rates, reported U.S. dollar revenues increased 5.1% and 3.1% for the three and six months ended June 30, 2003, respectively, when compared to the same periods of 2002. The keys to the increase in revenue are a continued strong performance in our North Asia business with continuing strong revenue performance in Japan, the close of a large capital markets transaction in Korea and despite the SARS epidemic, revenue in China was in line with 2002 performance.

     Operating expense for the Asia Pacific region increased $5.3 million, or 14.9%, to $40.9 million for the three months ended June 30, 2003 from $35.6 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, operating expenses increased $9.8 million, or 14.2%, to $78.7 million from $68.9 million for the same period of 2002. Excluding the impact of movements in foreign currency exchange rates, operating expenses increased 7.9% and 7.0% for the three and six months ended
June 30, 2003, respectively, when compared to the same periods of 2002. The increase in expenses is primarily attributable to compensation and benefits, together with an investment in training and marketing expense as this region implements its strategic growth plan.

INVESTMENT MANAGEMENT

     Investment Management revenue increased $1.9 million, or 8.6%, to $23.9 million for the three months ended June 30, 2003 from $22.0 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, revenue increased $7.3 million, or 17.7%, to $48.5 million from $41.2 million for the same period of 2002. Excluding the impact of movement in foreign currency exchange rates, Investment Management revenue increased 2.3% and 10.9% for the three and six months ended June 30, 2003, respectively, when compared to the same period of 2002. Positive performance was seen across all regions, as advisory fees improved due to the successful renegotiation of several fee arrangements, as well as the introduction of additional new products. An impairment charge of $1.1 million was recorded to equity earnings in the second quarter of 2003, reflecting our share of an impairment charge for certain real estate assets held by one of our investment funds. A further discussion of this charge can be found in the Asset Impairment section of Critical Accounting Policies and Estimates, included herein.

     Operating expenses for Investment Management increased $3.1 million, or 16.0%, to $22.5 million for the three months ended June 30, 2003 from $19.4 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, operating expenses increased $8.0 million, or 21.2%, to $45.7 million from $37.7 million for the same period of 2002. Excluding the impact of movements in foreign currency exchange rates, operating expenses increased 8.8% and 13.8% for the three and six months ended
June 30, 2003, respectively, when compared to the same periods of 2002.
The increase in expense is primarily attributable to the costs related to the introduction of additional investments and products. The increase in expenses for the three and six months ended June 30, 2003 can also be attributed to the timing of incentive compensation expense, as a higher portion of our forecasted full year revenues were achieved in the first six months of 2003 when compared to the first six months of 2002. The increase in incentive compensation is a timing difference that may reverse over the balance of the year dependent upon performance. See the Periodic Accounting for Incentive Compensation section of Critical Accounting Policies and Estimates, included herein, for a further discussion of the timing of incentive compensation recognition.


PERFORMANCE OUTLOOK

     As a result of the seasonality of the firm's business, revenue and profits are generated primarily during the second half of the year. The first half results saw modest improvement in the Americas while Europe continued to experience declining revenues. The timing and balance of these two market inflections continues to make accurate forecasting for the full year difficult. The firm's full year goal remains to improve on last year's results and it expects third quarter earnings to be in the range of $.20 to $.30 per share.


CONSOLIDATED CASH FLOWS

     CASH FLOWS USED IN OPERATING ACTIVITIES

     During the six months ended June 30, 2003 cash flows used in operating activities totaled $10.1 million, as compared to $19.4 million during the six months ended June 30, 2002. The cash flows used in operating activities for the six months ended June 30, 2003 can be further divided into cash generated from operations of $25.1 million (compared to $27.6 million generated in 2002) and cash used in balance sheet movements (primarily working capital management) of $35.2 million (compared to a use of $47.0 million in 2002).

     CASH FLOWS USED IN INVESTING ACTIVITIES

     We used $7.4 million for investing activities during the six months ended June 30, 2003, as compared to $15.0 million used during the six months ended June 30, 2002. This decrease in investing activity is a result of the timing of our co-investment cash flows, which are dependent upon the underlying fund's investment decisions.

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

     Cash flows provided by financing activities were $17.0 million during the six months ended June 30, 2003, as compared to $32.0 million for the six months ended June 30, 2002. The decrease in cash flows provided by financing activities of $15.0 million is primarily due to lower net borrowings at June 30, 2003 when compared to the same period of 2002.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. In the second quarter of 2003 we renegotiated our unsecured revolving credit facility agreement reducing the facility from $275 million to $225 million and extending the term from 2004 to 2006. As of June 26, 2003, this replaces the previous $275 million revolving credit facility agreement and will continue to be utilized for working capital needs, investments and acquisitions. Under the terms of the revolving credit facility, we have the authorization to borrow up to an additional $60.0 million under local facilities. In addition, the facility size may be increased by up to $100 million if we retire our 9% Senior Euro Notes (the "Euro Notes"). We have outstanding euro 165 million in aggregate principal amount of Euro Notes, all of which mature on June 15, 2007. Beginning June 15, 2004, the Euro Notes can be redeemed, at our option, at the following redemption prices: during the twelve-month period commencing June 15, 2004 at 104.50% of principal; during the twelve-month period commencing June 15, 2005 at 102.25% of principal; and commencing June 15, 2006 and thereafter at 100.00% of principal.

     As of June 30, 2003, there was $43.5 million outstanding under the revolving credit facility, euro 165 million ($189.8 million) of borrowings outstanding under the Euro Notes and short-term borrowings (including capital lease obligations) of $15.8 million. The short-term borrowings are primarily borrowings by subsidiaries on various interest-bearing overdraft facilities. As of June 30, 2003, $13.0 million of the total short-term borrowings were attributable to local overdraft facilities. The increase in the reported US dollar book value of the Euro Notes of $16.7 million in the first six months of 2003 was solely as a result of the strengthening euro. No additional Euro Notes have been issued.

     Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility and the Euro Notes (the "Facilities"). In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to repay its borrowing on an overdraft facility. The guarantees typically have one-year or two-year maturities. We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to recognize and measure the provisions of future guarantees. The guarantees of the revolving credit facility, Euro Notes and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $40.7 million, of which $13.0 million was outstanding as of June 30, 2003. We have provided guarantees of $27.7 million related to the local overdraft facilities, as well as guarantees related to the $225 million revolving credit facility and the euro 165 million Euro Notes, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries' third-party debt.

     With respect to the revolving credit facility, we must maintain a certain level of consolidated net worth and a ratio of funded debt to EBITDA. We must also meet a minimum interest coverage ratio and a minimum fixed charge coverage ratio. As part of the renegotiation of the revolving credit facility, the ratios for the funded debt to EBITDA and minimum interest coverage were revised providing more operating flexibility under these covenants. In addition, these covenants, along with the fixed charge coverage ratio, will now exclude the impact of certain of the charges related to the abandonment of the property management system in Australia and certain of the charges taken in 2002 related to the Land Investment Group. We were in compliance with all covenants as of June 30, 2003. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used in 2002 or in the first six months of 2003 and none were outstanding as of June 30, 2003. The effective interest rate on the Facilities was 8.0% for the six months ended June 30, 2003 (versus an effective rate of 7.3% for the same period in 2002). The increase in the effective interest rate is due to the mix of our borrowings being more heavily weighted toward the higher coupon Euro Notes.

     We believe that the revolving credit facility, together with the Euro Notes, local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures, co-investment activity and share repurchases.

     We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, Europe and Asia Pacific. Co-investment remains important to the continued growth of Investment Management. As of June 30, 2003, we had total investments and loans of $71.4 million in 20 separate property or fund co-investments, with additional capital commitments of $137.7 million for future fundings of co-investments. With respect to certain co-investment indebtedness, we also had repayment guarantees outstanding at June 30, 2003 of $5.1 million. The $137.7 million capital commitment is a commitment to LaSalle Investment Limited Partnership, referred to as LaSalle Investment Company ("LIC"). We expect that LIC will draw down on our commitment over the next five to seven years as it enters into new commitments. LIC is a series of four parallel limited partnerships and is intended to be our co-investment vehicle for substantially all new co-investments. We have an effective 47.85% ownership interest in LIC. Primarily institutional real estate investors, including a significant shareholder in Jones Lang LaSalle, hold the remaining 52.15% interest in LIC. In addition, our Chairman and another Director of Jones Lang LaSalle are investors in LIC on equivalent terms to other investors. Our investment in LIC is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements.

At June 30, 2003, LIC has unfunded capital commitments of $67.3 million, of which our 47.85% share is $32.2 million, for future fundings of co-investments. LIC currently has no external debt, but plans to enter into a revolving credit facility for its working capital purposes.

     Our net co-investment funding for 2003 is anticipated to be approximately $5 million (planned co-investment less return of capital from liquidated co-investments). For the six months ended June 30, 2003, we have received a net $2.8 million as the return of capital from liquidated co-investments exceeded funded co-investments for the period.

     Capital expenditures are anticipated to be approximately $25 million for 2003, primarily for ongoing improvements to computer hardware and information systems.

     On October 30, 2002, we announced that our Board of Directors had approved a share repurchase program. Under the program, Jones Lang LaSalle may repurchase up to one million shares in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. In the fourth quarter of 2002, we repurchased 300,000 shares at an average price of $15.56 per share. No shares have been repurchased in the first six months of 2003. Given that shares repurchased under this program are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for the purposes of calculating earnings per share.

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

     ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     As of January 1, 2003, we adopted SFAS Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") SFAS 146 requires that a liability for costs associated with an exit or disposal activity he recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption has not had a material impact on our financial statements.

     For the six months ended June 30, 2003 we recorded $524,000 to the non-recurring operating, administrative and other expense for additional lease costs of excess space not yet occupied, reflecting a lease modification signed in the first quarter of 2003. We are evaluating the exposure related to the early exit of lease space currently occupied. In accordance with SFAS 146, any costs related to the early exit of the lease would be recorded at the time we cease use of the leased space. We anticipate that we will cease to use this space in 2004, at which point we would expect to incur a charge which could be significant depending on the underlying market conditions at that time.

     ACCOUNTING AND DISCLOSURE BY GUARANTORS

     We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Company has not entered into, or modified guarantees pursuant to the recognition provisions of FIN 45 that have had a significant impact on the financial statements during the six months ended June 30, 2003. Guarantees covered by the disclosure provisions of FIN 45 are discussed in the "Liquidity and Capital Resources" section within Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Interpretation No. 46,
"Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46") . FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. We have not invested in any variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual period beginning after June 15, 2003. After analyzing the requirements of FIN 46 we have concluded that we have no variable interest entities created prior to February 1, 2003 that would be subject to the provisions of FIN 46.

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

INTEREST RATES

     We centrally manage our debt, taking into account investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the $225.0 million revolving multi-currency credit facility, due in June 2006, that is available for working capital, investments, capital expenditures and acquisitions. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2002 or the first six months of 2003, and none were outstanding as of June 30, 2003.

     The effective interest rate on our debt for the three months ended June 30, 2003 was 8.0% as compared to a rate of 7.3% for the same period of 2002. The increase in the effective interest rate is due to the mix of our borrowings being more heavily weighted toward the higher coupon Euro Notes.

FOREIGN EXCHANGE

     Revenues outside of the United States were 64% of our total revenues for the six months ended June 30, 2003. Operating in international markets means that we are exposed to movements in foreign currency exchange rates, primarily the British pound (20% of revenues for the six months ended June 30, 2003), the euro (18% of revenues for the six months ended June 30,
2003) and the Australian dollar (8% of revenues for the six months ended June 30, 2003). Changes in these foreign currency exchange rates would have the largest impact on translating the operating profit of our international operations into US dollars.

     The British pound expenses incurred as a result of both the worldwide operational headquarters and the Europe regional headquarters being located in London act as a partial operational hedge against our translation exposure to the British pound.

     The interest on the euro 165 million of notes acts as a partial hedge against our translation exposure on our euro denominated earnings. We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loans. At June 30, 2003, we had forward exchange contracts in effect with a gross notional value of $149.0 million ($74.7 million on a net basis) and a market and carrying gain of approximately $477,000. The net impact on our earnings during the six months ended June 30, 2003 of the unrealized gain on foreign currency contracts, offset by the loss resulting from re-measurement of foreign currency transactions, was not significant.

DISCLOSURE OF LIMITATIONS

     Since the information presented above includes only those exposures that exist as of June 30, 2003, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and interest and foreign currency rates.


     ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, Jones Lang LaSalle carried out an evaluation, under the supervision and with the participation of the Company's management, including Christopher A. Peacock, the Company's Chief Executive Officer and Lauralee E. Martin, the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Peacock and Ms. Martin concluded that Jones Lang LaSalle's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Jones Lang LaSalle's periodic filings with the United States of America Securities and Exchange Commission.

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

     In the third quarter of 2001 we established a reserve of $1.6 million which we believe is adequate to cover our exposures resulting from the insolvency of HIH Insurance Ltd. ("HIH"), one of our former insurance providers. HIH provided public liability coverage to the Australian operations of the Company for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring at properties for which we had property management responsibilities. As discussed in Note 3 to Notes to Consolidated Financial Statements, we reduced the reserve by $0.6 million in the three months ended June 30, 2003. As of June 30, 2003, $0.7 million of the reserve established remained to cover claims which would have been covered by the insurance provided by HIH. Although there can be no assurance, we believe this reserve is adequate to cover any remaining claims and expenses resulting from the HIH insolvency. Due to the nature of the claims covered by this insurance, it is possible that future claims may be made.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on May 22, 2003, the following business was conducted:

     A.    Stockholders elected three directors as follows:

           The following three Class III Directors were elected for a term expiring at the 2006 annual meeting of stockholders and until their successors are elected and qualify:

           Stuart L. Scott:       22,765,000 votes for and
                                  368,510 withheld

           Derek A. Higgs:        21,289,700 votes for and
                                  1,834,810 withheld

           Thomas C. Theobald:    21,885,779 votes for and
                                  1,247,731 withheld

     B. Stockholders ratified the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2003 as follows:

           Votes for:       20,625,444    66.50% of outstanding shares
           Votes against:   2,466,699
           Votes abstained: 41,367

     C. Stockholders approved the stockholder proposal to declassify the Board of Directors of the Company as follows:

           Votes for:       11,366,617    36.65% of outstanding shares
           Votes against:   9,381,861
           Votes abstained: 18,639

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

      (b)   Reports on Form 8-K

            On May 29 2003, Jones Lang LaSalle filed a Report on Form 8-K incorporating its May Investor Relations Presentation.

            On June 17, 2003, Jones Lang LaSalle filed a Report on Form 8-K incorporating its June Investor Relations
            Presentation.

            On June 26, 2003, Jones Lang LaSalle filed a Report on Form 8-K incorporating its June Investor Relations
            Presentation.

            On July 31, 2003, Jones Lang LaSalle filed a Report on
            Form 8-K incorporating a press release announcing earnings for the quarterly period ended June 30, 2003.

            On August 1, 2003, Jones Lang LaSalle filed a Report on Form 8-K incorporating its August Investor Relations
            Presentation.

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              JONES LANG LASALLE INCORPORATED




Dated:  July 30, 2003         BY:  /S/ LAURALEE E. MARTIN
                                   ------------------------------
                                   Lauralee E. Martin
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Authorized Officer and
                                   Principal Financial Officer)

                             EXHIBIT INDEX



Exhibit
Number           Description
-------          -----------

10.1 Multicurrency Credit Agreement dated June 26, 2003, attached hereto as Exhibit 10.1.

99.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer dated July 30, 2003, attached hereto as Exhibit 99.1

99.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer dated July 30, 2003, attached hereto as Exhibit 99.2

99.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and
                 Chief Financial Officer dated July 30, 2003, attached hereto as Exhibit 99.3