Form 10-Q
period 2003-09-30
JONES LANG LASALLE INC
filed 2003-11-06
CIK 1037976

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
               Class                                 October 31, 2003
               -----                                 ------------------

     Common Stock ($0.01 par value)                      31,610,908

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

           Consolidated Balance Sheets as of
           September 30, 2003 and December 31, 2002 . . . . .     3

           Consolidated Statements of Earnings and
           Comprehensive Income for the three and
           nine months ended September 30, 2003 and 2002. . .     5

           Consolidated Statement of Stockholders' Equity
           as of September 30, 2003 . . . . . . . . . . . . .     7

           Consolidated Statement of Cash Flows for the
           nine months ended September 30, 2003 . . . . . . .     9

           Notes to Consolidated Financial Statements . . . .    11

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    41

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk. . . . . . . . . . . . . . . . .    60

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    61


PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    61

Item 5.    Other Information. . . . . . . . . . . . . . . . .    62

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    62

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                    JONES LANG LASALLE INCORPORATED
                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                  ($ in thousands, except share data)


                                        SEPTEMBER 30,
                                            2003        DECEMBER 31,
                                         (Unaudited)       2002
                                        ------------    -----------
ASSETS
------

Current assets:
  Cash and cash equivalents . . . . . . . $   13,601         13,654
  Trade receivables, net of allowances
    of $5,598 and $4,992 in 2003
    and 2002, respectively. . . . . . . .    182,764        227,579
  Notes receivable. . . . . . . . . . . .      2,733          4,165
  Other receivables . . . . . . . . . . .      8,528          7,623
  Prepaid expenses. . . . . . . . . . . .     18,351         15,142
  Deferred tax assets . . . . . . . . . .     31,428         27,382
  Other assets. . . . . . . . . . . . . .     10,411         10,760
                                          ----------      ---------
          Total current assets. . . . . .    267,816        306,305

Property and equipment, at cost, less
  accumulated depreciation of $132,198
  and $116,214 in 2003 and 2002,
  respectively. . . . . . . . . . . . . .     69,487         81,652
Goodwill, with indefinite useful lives,
  at cost, less accumulated amortization
  of $37,275 and $36,398 in 2003
  and 2002, respectively. . . . . . . . .    324,806        315,477
Identified intangibles, with definite
  useful lives, at cost, less accumulated
  amortization of $33,291 and $28,928
  in 2003 and 2002, respectively. . . . .     15,048         18,344
Investments in and loans to real estate
  ventures. . . . . . . . . . . . . . . .     66,918         74,994
Long-term receivables, net. . . . . . . .     12,722         15,248
Prepaid pension asset . . . . . . . . . .      --             9,646
Deferred tax assets . . . . . . . . . . .     23,441         18,839
Debt issuance costs, net. . . . . . . . .      4,333          4,343
Other assets, net . . . . . . . . . . . .      7,965          7,668
                                           ---------     ----------

                                           $ 792,536        852,516
                                           =========     ==========

                    JONES LANG LASALLE INCORPORATED
                CONSOLIDATED BALANCE SHEETS - CONTINUED

               SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                  ($ in thousands, except share data)


                                        SEPTEMBER 30,
                                           2003         DECEMBER 31,
                                         (Unaudited)       2002
                                        ------------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued
    liabilities . . . . . . . . . . . . .  $  86,988         92,389
  Accrued compensation. . . . . . . . . .     80,113        139,513
  Short-term borrowings . . . . . . . . .     10,052         15,863
  Deferred tax liabilities. . . . . . . .        687             20
  Other liabilities . . . . . . . . . . .     29,243         21,411
                                           ---------     ----------
          Total current liabilities . . .    207,083        269,196

Long-term liabilities:
  Credit facilities . . . . . . . . . . .      6,000         26,077
  9% Senior Euro Notes, due 2007. . . . .    192,323        173,068
  Deferred tax liabilities. . . . . . . .        838            146
  Minimum pension liability . . . . . . .      6,396          --
  Other . . . . . . . . . . . . . . . . .     13,429         17,071
                                           ---------     ----------
          Total liabilities . . . . . . .    426,069        485,558

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    31,556,318 and 30,896,333 shares
    issued and outstanding as of
    September 30, 2003 and December 31,
    2002, respectively. . . . . . . . . .        316            309
  Additional paid-in capital. . . . . . .    502,023        494,283
  Deferred stock compensation . . . . . .    (14,450)       (17,321)
  Retained deficit. . . . . . . . . . . .    (96,662)       (95,411)
  Stock held by subsidiary. . . . . . . .     (4,659)        (4,659)
  Stock held in trust . . . . . . . . . .       (460)          (460)
  Accumulated other comprehensive loss. .    (19,641)        (9,783)
                                           ---------     ----------
          Total stockholders' equity. . .    366,467        366,958
                                           ---------     ----------
                                           $ 792,536        852,516
                                           =========     ==========















     See accompanying notes to consolidated financial statements.

                                       JONES LANG LASALLE INCORPORATED
                        CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                     ($ in thousands, except share data)
                                                 (UNAUDITED)
                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                               --------------------------     --------------------------
                                                   2003           2002           2003            2002
                                                ----------     ----------     ----------      ----------
Revenue:
  Fee based services. . . . . . . . . . . .     $  213,169        211,286        608,135         575,101
  Equity in earnings (losses) from
    unconsolidated ventures . . . . . . . .            (77)           987           (282)          2,405
  Other income. . . . . . . . . . . . . . .          4,983          4,255         11,691           8,781
                                                ----------     ----------     ----------      ----------
        Total revenue . . . . . . . . . . .        218,075        216,528        619,544         586,287

Operating expenses:
  Compensation and benefits, excluding
    non-recurring and restructuring charges        137,276        137,444        407,054         374,116
  Operating, administrative and other,
    excluding non-recurring and
    restructuring charges . . . . . . . . .         57,176         51,386        169,845         156,462
  Depreciation and amortization . . . . . .          9,082          9,418         28,058          28,239
  Non-recurring and restructuring charges:
    Compensation and benefits . . . . . . .         (1,476)          (615)        (2,063)           (481)
    Operating, administrative and other . .             25          1,087          4,765           2,004
                                                ----------     ----------     ----------      ----------
        Total operating expenses. . . . . .        202,083        198,720        607,659         560,340

        Operating income. . . . . . . . . .         15,992         17,808         11,885          25,947

Interest expense, net of interest income. .          4,708          4,688         13,726          12,967
                                                ----------     ----------     ----------      ----------
        Income (loss) before provision
          (benefit) for income taxes and
          minority interest . . . . . . . .         11,284         13,120         (1,841)         12,980

Net provision (benefit) for income taxes. .          3,873          2,930           (590)          2,873

Minority interest in earnings of
  subsidiaries. . . . . . . . . . . . . . .          --                21          --              1,313
                                                ----------     ----------     ----------      ----------
        Net income (loss) before cumulative
          effect of change in accounting
          principle . . . . . . . . . . . .          7,411         10,169         (1,251)          8,794




                                       JONES LANG LASALLE INCORPORATED
                  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                     ($ in thousands, except share data)
                                                 (UNAUDITED)

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                               --------------------------     --------------------------
                                                   2003           2002           2003            2002
                                                ----------     ----------     ----------      ----------
Cumulative effect of change in
  accounting principle. . . . . . . . . . .          --             --             --                846
                                                ----------     ----------     ----------      ----------
Net income (loss) . . . . . . . . . . . . .     $    7,411         10,169         (1,251)          9,640
                                                ==========     ==========     ==========      ==========

Other comprehensive income (loss),
 net of tax:
  Foreign currency translation adjustments.     $      699          2,677            829           8,677
  Minimum pension liability . . . . . . . .         (1,630)         --           (10,687)          --
                                                ----------     ----------     ----------      ----------
Comprehensive income (loss) . . . . . . . .     $    6,480         12,846        (11,109)         18,317
                                                ==========     ==========     ==========      ==========

Basic earnings (loss) per common share before
  cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . .     $     0.24           0.33          (0.04)           0.29
Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . .          --             --             --               0.03
                                                ----------     ----------     ----------      ----------
Basic earnings (loss) per common share. . .     $     0.24           0.33          (0.04)           0.32
                                                ==========     ==========     ==========      ==========
Basic weighted average shares outstanding .     31,181,095     30,776,775     30,875,168      30,423,660
                                                ==========     ==========     ==========      ==========

Diluted earnings (loss) per common share
  before cumulative effect of change in
  accounting principle. . . . . . . . . . .     $     0.23           0.32          (0.04)           0.28
Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . .          --             --             --               0.03
                                                ----------     ----------     ----------      ----------
Diluted earnings (loss) per common share. .     $     0.23           0.32          (0.04)           0.31
                                                ==========     ==========     ==========      ==========
Diluted weighted average shares outstanding     32,409,506     32,004,389     30,875,168      31,897,311
                                                ==========     ==========     ==========      ==========

                        See accompanying notes to consolidated financial statements.

<table>                                JONES LANG LASALLE INCORPORATED
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    NINE MONTHS ENDED SEPTEMBER 30, 2003
                                     ($ in thousands, except share data)
                                                 (UNAUDITED)


                                                                                    Accumulated
                                                                                      Other
                                                                                   Comprehensive
                                                                                   Income (Loss)
                                                                                  ----------------
                                                                          Shares           Foreign
                                     Additi-  Deferred            Stock   Held in           Cur-
                    Common Stock     tional     Stock   Retained Held by   Trust  Minimum   rency
                 ------------------- Paid-In   Compen-  Earnings  Subsi-    and   Pension  Trans-
                    Shares    Amount Capital   sation   (Deficit) diary    Other Liability lation  Total
                  ----------  ------ -------  --------  ----------------  ---------------- --------------

Balances at
 December 31,
 2002 . . . . . . 30,896,333   $309  494,283  (17,321)   (95,411) (4,659)    (460)   --    (9,783)366,958

Net loss. . . . .       --     --       --       --       (1,251)   --       --      --      --    (1,251)
Shares issued in
 connection with
 stock option
 plan . . . . . .     92,235      1    1,101     --         --      --       --      --      --     1,102
Restricted stock:
  Shares granted.       --     --      5,431   (5,431)      --      --       --      --      --      --
  Amortization
   of granted
   shares . . . .       --     --       --      3,136       --      --       --      --      --     3,136
  Shares issued .    218,021      2       (2)    --         --      --       --      --      --      --
  Shares repur-
   chased for
   payment of
   taxes. . . . .    (67,282)    (1)  (1,062)    --         --      --       --      --      --    (1,063)
  Reduction in
   restricted
   stock grants
   outstanding. .       --     --       (900)     900       --      --       --      --      --      --
Stock purchase
 programs:
  Shares
  issued. . . . .    105,908      1    1,422     --         --      --       --      --      --     1,423






                                       JONES LANG LASALLE INCORPORATED
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                    NINE MONTHS ENDED SEPTEMBER 30, 2003
                                     ($ in thousands, except share data)
                                                 (UNAUDITED)

                                                                                    Accumulated
                                                                                      Other
                                                                                   Comprehensive
                                                                                   Income (Loss)
                                                                                  ----------------
                                                                          Shares           Foreign
                                     Additi-  Deferred            Stock   Held in           Cur-
                    Common Stock     tional     Stock   Retained Held by   Trust  Minimum   rency
                 ------------------- Paid-In   Compen-  Earnings  Subsi-    and   Pension  Trans-
                    Shares    Amount Capital   sation   (Deficit) diary    Other Liability lation  Total
                  ----------  ------ -------  --------  ----------------  ---------------- --------------
Stock compensation
 programs:
  Shares issued .    453,186      5    4,319     --         --      --       --      --      --     4,324
  Shares repur-
   chased for
   payment of
   taxes. . . . .   (142,083)    (1)  (2,266)    --         --      --       --      --      --    (2,267)
  Amortization
   of granted
   shares . . . .       --     --       --      3,963       --      --       --      --      --     3,963
  Reduction in
   stock compen-
   sation grants
   outstanding. .       --     --       (303)     303       --      --       --      --      --      --
Minimum pension
  liability . . .       --     --       --       --         --      --       --   (10,687)   --   (10,687)
Cumulative effect
  of foreign
  currency trans-
  lation adjust-
  ments . . . . .       --     --       --       --         --      --       --      --      829      829
                  ----------   ----  -------  -------   -------- -------  -------  ------ ------- -------
Balances at
  September 30,
  2003. . . . . . 31,556,318   $316  502,023  (14,450)   (96,662) (4,659)    (460)(10,687) (8,954)366,467
                  ==========   ====  =======  =======   ======== =======  =======  ====== ======= =======




                        See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                           ($ in thousands)
                              (UNAUDITED)



                                                2003        2002
                                             ----------  ----------
Cash flows from operating activities:
  Cash flows from earnings:
    Net income (loss) . . . . . . . . . . .  $   (1,251)      9,640
    Reconciliation of net income (loss) to
     net cash provided by earnings:
      Cumulative effect of change in
        accounting principle. . . . . . . .       --           (846)
      Minority interest . . . . . . . . . .       --          1,313
      Depreciation and amortization . . . .      28,058      28,239
      Equity in earnings and gain on sale
        from unconsolidated ventures. . . .         282      (2,405)
      Operating distributions from real
        estate ventures . . . . . . . . . .       3,118       3,670
      Provision for loss on receivables and
        other assets. . . . . . . . . . . .       6,468       3,397
      Stock compensation expense. . . . . .       --            139
      Amortization of deferred compensation       8,660       6,141
      Amortization of debt issuance costs .       1,126         973
                                             ----------  ----------
        Net cash provided by earnings . . .      46,461      50,261

    Cash flows from changes in
     working capital:
      Receivables . . . . . . . . . . . . .      44,915      43,783
      Prepaid expenses and other assets . .      (4,783)      3,733
      Deferred tax assets . . . . . . . . .      (2,334)      1,448
      Accounts payable, accrued liabilities
        and accrued compensation. . . . . .     (48,918)    (79,002)
                                             ----------  ----------
        Net cash flows from changes in
          working capital . . . . . . . . .     (11,120)    (30,038)
                                             ----------  ----------
        Net cash provided by
          operating activities. . . . . . .      35,341      20,223

  Cash flows used in investing activities:
    Net capital additions - property and
      equipment . . . . . . . . . . . . . .     (12,444)    (10,149)
    Other acquisitions and investments,
      net of cash balances assumed. . . . .      (1,100)       (287)
    Investments in real estate ventures:
      Capital contributions and advances to
        real estate ventures. . . . . . . .      (4,282)    (28,051)
      Distributions, repayments of advances
        and sale of investments . . . . . .      10,187      17,763
                                             ----------  ----------
          Net cash used in
            investing activities. . . . . .      (7,639)    (20,724)

                    JONES LANG LASALLE INCORPORATED
           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

             NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                           ($ in thousands)
                              (UNAUDITED)



                                                2003        2002
                                             ----------  ----------
Cash flows used in financing activities:
  Proceeds from borrowings under credit
    facilities. . . . . . . . . . . . . . .     276,634     284,627
  Repayments of borrowings under credit
    facilities. . . . . . . . . . . . . . .    (303,584)   (284,104)
  Shares repurchased for payment of
    taxes on stock awards . . . . . . . . .      (3,330)     (4,189)
  Common stock issued under stock option
    plan and stock purchase programs. . . .       2,525       3,054
                                             ----------  ----------
        Net cash used in
          financing activities. . . . . . .     (27,755)       (612)
                                             ----------  ----------
        Net decrease in cash and
          cash equivalents. . . . . . . . .         (53)     (1,113)

Cash and cash equivalents,
  beginning of period . . . . . . . . . . .      13,654      10,446
                                             ----------  ----------
Cash and cash equivalents, end of period. .  $   13,601       9,333
                                             ==========  ==========

Supplemental disclosure of cash flow
 information:

  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . .  $   10,972      10,821
    Taxes, net of refunds . . . . . . . . .       7,707       7,580





























     See accompanying notes to consolidated financial statements.

                    JONES LANG LASALLE INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

     Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("Jones Lang LaSalle", which may also be referred to as the "Company" or as "we," "us" or "our") for the year ended December 31, 2002, which are included in Jones Lang LaSalle's 2002 Form 10-K, filed with the United States of America Securities and Exchange Commission and also available on our website (www.joneslang lasalle.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained herein, for further discussion of our accounting policies and estimates.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM INFORMATION

     Our consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for the Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on clients' returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which we do not have complete discretion over. As such, the results for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be obtained for the full fiscal year.

     RECLASSIFICATIONS

     We have reclassified certain amounts described below to conform with the current presentation. These reclassifications have no impact on operating income (loss), net income (loss) or cash flows for any of the periods affected.

     Beginning in December 2002, pursuant to the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", we have reclassified reimbursements received for out-of-pocket expenses to revenues in the income statement, as opposed to being shown as a reduction of expenses. Out-of-pocket expenses include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunications and facsimile charges. These out of-pocket expenses amounted to $1.3 million and $1.1 million for the three months ended September 30, 2003 and 2002, respectively, and $3.9 million and $3.0 million for the nine months ended September 30, 2003 and 2002, respectively.

     Beginning in December 2002, we reclassified as revenue our recovery of indirect costs related to our management services business, as opposed to being classified as a reduction of expenses in the income statement. This recovery of indirect costs amounted to $10.7 million and $8.3 million for the three months ended September 30, 2003 and 2002, respectively, and $27.6 million and $22.8 million for the nine months ended September 30, 2003 and 2002, respectively.

     EARNINGS PER SHARE

     For the three months ended September 30, 2003, we calculated basic earnings per share based on basic weighted average shares outstanding of 31.2 million; and diluted earnings per share based on diluted weighted average shares outstanding of 32.4 million. The increase of
     1.2 million in weighted average shares outstanding reflects the dilutive effect of common stock equivalents, which include shares to be issued under our employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during this period. For the nine months ended September 30, 2003, we calculated the basic and diluted loss per common share according to basic weighted average shares outstanding of 30.9 million. As a result of the net loss incurred in the nine months ended September 30, 2003, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive. We did not include in the weighted average shares outstanding for the three or nine months ended September 30, 2003 the 300,000 shares that have been repurchased and are held by one of our subsidiaries.

     For the three and nine months ended September 30, 2002, we calculated basic earnings per share based on basic weighted average shares outstanding of 30.8 million and 30.4 million, respectively; and diluted earnings per share based on diluted weighted average shares outstanding of 32.0 million and 31.9 million, respectively. The respective increases of 1.2 million and 1.5 million in weighted average shares outstanding reflect the dilutive effect of common stock equivalents, which include shares to be issued under our employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods.

     STATEMENT OF CASH FLOWS

     We show the effects of foreign currency translation on cash balances in cash flows from operating activities on the Consolidated
     Statements of Cash Flows.

     INCOME TAX PROVISION

     We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. We continuously seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate. We reflect the benefit from tax planning actions when we believe it is probable that they will be successful, which usually requires that certain actions have been initiated. Based on our 2003 forecasted results and strategies implemented in the third quarter, we have lowered our estimated effective tax rate from 34% to 32% for 2003. While there can be no assurance that we will achieve an effective tax rate of 32% in 2003, we believe that this is an achievable rate due to the impact of tax planning, particularly planning to (i) reduce the impact of losses in jurisdictions where we cannot recognize tax benefits, (ii) reduce the incidence of double taxation of earnings and other tax inefficiencies and (iii) reduce the effective rate of taxation on international earnings. The estimated effective tax rate on recurring operations for the nine months ended September 30, 2002 was 36%. Due to the impact of tax planning we ultimately achieved an effective tax rate of 34% on recurring operations for the full year of 2002. The estimated tax rate of 36% applied in the third quarter of 2002 excludes a tax benefit of $1.8 million related to certain costs incurred in restructuring actions taken in 2001. These costs were not originally expected to be deductible for tax purposes. However, as a result of actions undertaken in the third quarter of 2002, these costs were considered deductible.

     STOCK-BASED COMPENSATION

     The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan ("SAIP"), adopted in 1997 and amended and restated in 2002, provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible employees of Jones Lang LaSalle. As a result of a change in compensation strategy, other than as an inducement to certain new employees and annual awards to non-employee members of our Board of Directors, we do not generally utilize stock option grants as part of our employee compensation program. We account for our stock option and stock compensation plans under the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). These provisions allow entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), using the intrinsic value based method, and provide pro forma net income and net income per share as if the fair value based method, defined in SFAS 123, as amended, had been applied. We have elected to apply the provisions of APB 25 in accounting for stock options and other stock awards. Therefore, pursuant to APB 25, no compensation expense has been recognized with respect to options granted at the market value of our common stock on the date of grant. We have recognized other stock awards, which we granted at prices below the market value of our common stock on the date of grant, as compensation expense over the vesting period of those awards pursuant to APB 25. The following table provides net income (loss) and pro forma net income (loss) per common share as if the fair value based method had been applied to all awards ($ in thousands, except share data):

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30,        SEPTEMBER 30,
                              ------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
     Net income (loss),
       as reported. . . . .   $  7,411    10,169     (1,251)    9,640
     Add: Stock-based
       employee compensation
       expense included in
       reported net income
        (loss), net of related
        tax effects . . . .      1,740     1,380      5,493     3,725
     Deduct: Total stock-
       based employee compen-
       sation expense deter-
        mined under fair value
        based method for all
        awards, net of related
        tax effects . . . .     (2,132)   (2,167)    (6,802)   (5,060)
                              --------  --------   --------  --------
     Pro forma net income
       (loss) . . . . . . .   $  7,019     9,382     (2,560)    8,305
                              ========  ========   ========  ========
     Net earnings (loss)
       per share:
       Basic - as reported.   $   0.24      0.33      (0.04)     0.32
                              ========  ========   ========  ========
       Basic - pro forma. .   $   0.23      0.30      (0.08)     0.27
                              ========  ========   ========  ========

       Diluted
         - as reported. . .   $   0.23      0.32      (0.04)     0.31
                              ========  ========   ========  ========
       Diluted
         - pro forma. . . .   $   0.22      0.29      (0.08)     0.26
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

     As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage foreign currency risk. At September 30, 2003, we had forward exchange contracts in effect with a gross notional value of $190.6 million ($112.9 million on a net basis) and a market and carrying gain of approximately $2.1 million.

     In the past, we have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We did not use any interest rate swap agreements in 2002 or in the first nine months of 2003 and there were no such agreements outstanding as of September 30, 2003.

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

     We hedge any foreign currency exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on our earnings during the three and nine months ended September 30, 2003 of the unrealized gain on foreign currency contracts, offset by the loss resulting from re-measurement of foreign currency transactions, was not significant.

     In connection with a previous investment in an unconsolidated real estate venture, we were granted certain residual "Common Share Purchase Rights" that give us the ability to purchase shares in a publicly traded real estate investment trust at a fixed price. These rights, which extend through April of 2008, are a non-hedging derivative instrument and should have been recorded at fair value as part of the adoption of SFAS 133 effective January 1, 2001, with subsequent changes in fair value reflected in equity earnings. The initial accounting for these common share purchase rights through June 30, 2003 was not in accordance with the rules of SFAS 133 due to an inadvertent error as a result of the complexity of this unique derivative. We determine fair value through the use of the Black Scholes option pricing model. The fair value of these rights at January 1, 2001 was $954,000 and the fair value has ranged from $200,000 to $1.4 million in the periods since that time due to stock market fluctuation. At September 30, 2003, the fair value of these rights was $1.3 million which we included in the investments in unconsolidated real estate ventures on the Consolidated Balance Sheet. We recorded a gain of $1.3 million in equity earnings for the three and nine months ended September 30, 2003, of which approximately $800,000 represented the impact of correcting this error. We do not believe that the correction of this error is material to the 2001 or 2002 consolidated financial statements, nor will it be material to the 2003 consolidated financial statements. Additionally, we do not believe that the correction of this error is material to consolidated earnings trends. We do not own any other instruments of this nature.

     REVENUE RECOGNITION

     In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses we incur on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. We report on a gross basis contracts that provide a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. When the fee structure is comprised of at least two distinct elements, namely (i) the fixed management fee and (ii) a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client, we will account for the contract on a net basis. This means we include the fixed management fee in reported revenues and we net the reimbursement against expenses. This characterization is based on the following factors which define us as an agent rather than a principal: (i) the property owner generally has the authority over hiring practices and the approval of payroll prior to payment by Jones Lang LaSalle; (ii) Jones Lang LaSalle is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) Jones Lang LaSalle generally earns no margin in the arrangement, obtaining reimbursement only for actual costs incurred. The majority of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated $94.5 million and $97.6 million for the three months ended September 30, 2003 and 2002, respectively. Such costs aggregated $285.4 million and $283.3 million for the nine months ended September 30, 2003 and 2002, respectively. This treatment has no impact on operating income
     (loss), net income (loss) or cash flows.

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

(2)  BUSINESS SEGMENTS

     We manage our business along a combination of geographic and functional lines. We report operations as four business segments: the three geographic regions of Owner and Occupier Services ("OOS"),
     (i) Americas, (ii) Europe and (iii) Asia Pacific, each of which offers our full range of Corporate Solutions, Investor Services and Capital Markets Services; and (iv) Investment Management, which offers investment management services on a global basis. The OOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively, "implementation services") and property management, corporate property services and project and development management services (collectively, "management services"). The Investment Management segment provides real estate investment management services to institutional investors, corporations, and high-net-worth individuals.

     Total revenue by segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. We allocate all expenses, other than interest and income taxes since nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate global overhead, including certain globally managed stock programs. We allocate these corporate global overhead expenses to the business segments based on the relative revenue of each segment.

     Our measure of segment operating results excludes non-recurring and restructuring charges. See Note 3 for a detailed discussion of these non-recurring and restructuring charges. We have determined that it is not meaningful to investors to allocate these non-recurring and restructuring charges to our segments. In addition, the Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without these charges allocated and assesses performance for incentive compensation purposes before the impact of these charges. We define the Chief Operating Decision Maker collectively as our Executive Committee.

     We have reclassified certain prior year amounts to conform with the current presentation. A summary of these reclassifications can be found in Note 1.

     The following table summarizes unaudited financial information by business segment for the three and nine months ended September 30, 2003 and 2002 ($ in thousands):

                                    SEGMENT OPERATING RESULTS
                           ------------------------------------------
                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30,        SEPTEMBER 30,
                            --------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
OWNER AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services   $ 25,503    31,594     70,882    78,657
    Management services . .     41,389    38,519    119,709   106,589
    Equity losses . . . . .       --       --         --          (10)
    Other services. . . . .      1,308     1,013      3,495     2,955
    Intersegment revenue. .         93       173        432       375
                              --------  --------   --------  --------
                                68,293    71,299    194,518   188,566

                                    SEGMENT OPERATING RESULTS
                           ------------------------------------------
                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30,        SEPTEMBER 30,
                            --------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
  Operating expenses:
    Compensation, operating
      and administrative
      expenses. . . . . . .     55,951    60,414    171,822   166,611
    Depreciation and
      amortization. . . . .      4,508     4,591     13,717    14,223
                              --------  --------   --------  --------
        Operating income. .   $  7,834     6,294      8,979     7,732
                              ========  ========   ========  ========

 EUROPE
  Revenue:
    Implementation services   $ 57,854    52,080    162,742   155,419
    Management services . .     20,678    19,826     65,594    58,973
    Other services. . . . .      3,352     2,796      6,862     4,638
                              --------  --------   --------  --------
                                81,884    74,702    235,198   219,030

  Operating expenses:
    Compensation, operating
      and administrative
      expenses. . . . . . .     76,539    70,973    223,345   204,050
    Depreciation and
      amortization. . . . .      2,785     2,866      8,331     8,134
                              --------  --------   --------  --------
        Operating income. .   $  2,560       863      3,522     6,846
                              ========  ========   ========  ========

 ASIA PACIFIC
  Revenue:
    Implementation services   $ 23,316    18,363     60,383    52,940
    Management services . .     18,509    16,946     54,443    48,906
    Other services. . . . .        306       386      1,110     1,044
                              --------  --------   --------  --------
                                42,131    35,695    115,936   102,890
  Operating expenses:
    Compensation, operating
      and administrative
      expenses. . . . . . .     41,084    33,998    116,179    99,620
    Depreciation and
      amortization. . . . .      1,519     1,639      5,098     4,945
                              --------  --------   --------  --------
        Operating income
          (loss). . . . . .   $   (472)       58     (5,341)   (1,675)
                              ========  ========   ========  ========

                                    SEGMENT OPERATING RESULTS
                           ------------------------------------------
                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30,        SEPTEMBER 30,
                            --------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
 INVESTMENT MANAGEMENT -
  Revenue:
    Implementation and
      other services. . . .   $    996     1,177      3,324     2,352
    Advisory fees . . . . .     23,585    22,037     69,348    59,652
    Incentive fees. . . . .      1,356    10,804      1,934    11,757
    Equity earnings (losses)       (77)      987       (282)    2,415
                              --------  --------   --------  --------
                                25,860    35,005     74,324    76,176
  Operating expenses:
    Compensation, operating
      and administrative
      expenses. . . . . . .     20,971    23,618     65,985    60,672
    Depreciation and
      amortization. . . . .        270       322        912       937
                              --------  --------   --------  --------
        Operating income. .   $  4,619    11,065      7,427    14,567
                              ========  ========   ========  ========

Total segment revenue . . .   $218,168   216,701    619,976   586,662
Intersegment revenue
  eliminations. . . . . . .        (93)     (173)      (432)     (375)
                              --------  --------   --------  --------
        Total revenue . . .   $218,075   216,528    619,544   586,287
                              ========  ========   ========  ========

Total segment operating
  expenses. . . . . . . . .   $203,627   198,421    605,389   559,192
Intersegment operating
  expense eliminations. . .        (93)     (173)      (432)     (375)
                              --------  --------   --------  --------
        Total operating
          expenses before
          non-recurring
          charges . . . . .   $203,534   198,248    604,957   558,817
                              ========  ========   ========  ========
        Non-recurring
          charges . . . . .   $ (1,451)      472      2,702     1,523
                              ========  ========   ========  ========

        Operating income. .   $ 15,992    17,808     11,885    25,947
                              ========  ========   ========  ========


(3)  NON-RECURRING AND RESTRUCTURING CHARGES

     For the three and nine months ended September 30, 2003, we recorded a credit of $1.5 million and a charge of $2.7 million to non-recurring and restructuring expense, respectively. For the three and nine months ended September 30, 2002, non-recurring and restructuring charges totalled $472,000 and $1.5 million, respectively. The charges consist of the following elements ($ in thousands):

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30,        SEPTEMBER 30,
                            --------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
Non-Recurring & Restructuring
-----------------------------
Land Investment and
  Development Group
  Impairment Charges. . . .   $  --        1,087      --        2,004

Insolvent Insurance
  Providers . . . . . . . .      --         --         (606)     --

Abandonment of Property
 Management Accounting
 System:
  Compensation & Benefits .      --         --          113      --
  Operating, Administrative
    & Other . . . . . . . .         97      --        4,919      --

2001 Global Restructuring
 Program:
  Compensation & Benefits .         15      (615)        97      (481)
  Operating, Administrative
    & Other . . . . . . . .      --        --         --        --

2002 Global Restructuring
 Program:
  Compensation & Benefits .     (1,491)    --        (2,273)    --
  Operating, Administrative
    & Other . . . . . . . .        (72)    --           452     --
                              --------  --------   --------  --------
Total Non-Recurring &
  Restructuring . . . . . .   $ (1,451)      472      2,702     1,523
                              ========  ========   ========  ========

     LAND INVESTMENT AND DEVELOPMENT GROUP IMPAIRMENT

     As part of our broad based business restructuring in the second half of 2001, we closed the non-strategic residential land investment business in the Americas region of our Investment Management segment. In the third quarter of 2003 we sold one of the remaining assets in the Land Investment portfolio for no gain or loss. We include in investment in and loans to real estate ventures the book value of the four remaining investments of $2.1 million, net of impairment charges of $4.4 million recorded in prior years. We included in non-recurring expense for the three and nine months ended September 30, 2002 equity losses of $325,000 and $546,000, respectively. Additionally, for the three and nine months ended September 30, 2002, we recorded an impairment charge of $1.3 million. There were no similar charges for the three and nine months ended September 30, 2003. We have provided guarantees associated with this investment portfolio of $1.2 million, which we currently do not expect to fund. We currently expect to have liquidated the Land Investment Group investments by the end of 2006.

     Additionally, as part of the 2001 restructuring program, we disposed of our Americas Development Group, although we retained an interest in certain investments the group had originated. We included in non-recurring expense for the three and nine months ended September 30, 2002 a net gain of $675,000 as the result of the disposal of one of these investments. We also included in non-recurring expense for the three and nine months ended September 30, 2002 equity losses of $107,000 and $331,000, respectively. Additionally for the nine months ended September 30, 2002, we recorded an impairment charge of $472,000. There were no similar charges for the three and nine months ended September 30, 2003. We include in investments in and loans to real estate ventures the book value of the one remaining Development Group investment of $224,000. We currently expect to have liquidated this investment by the middle of 2004.

     INSOLVENT INSURANCE PROVIDERS

     In 2001 we recorded $1.9 million against our exposure to insolvent insurance providers, of which $1.6 million related to approximately 30 claims that were covered by an insolvent Australian insurance provider, HIH Insurance Limited ("HIH"). As of September 30, 2003, we have settled approximately 25 of these claims. However, we have been notified of additional claims subsequent to the insolvency of HIH and approximately 22 claims remain outstanding with a reserve of approximately $0.6 million. As a result of favorable developments related to the loss reserves, we recorded a credit of $0.6 million to the non-recurring operating, administrative and other expense in the second quarter of 2003. We believe the remaining reserve is adequate to cover the remaining claims and expenses to be paid as a result of the HIH insolvency. We expect to have fully utilized this reserve by the end of 2006.

     ABANDONMENT OF PROPERTY MANAGEMENT ACCOUNTING SYSTEM

     In the second quarter of 2003, we completed a feasibility analysis of a property management accounting system that was in the process of being implemented in Australia. As a result of the review, we concluded that the potential benefits from successfully correcting deficiencies in the system that would allow it to be implemented throughout Australia were not justified by the costs that would have to be incurred to do so. As a result of this decision, we recorded a charge of $4.9 million to non-recurring expense in the second quarter of 2003. The charge of $4.9 million includes $113,000 for severance costs of personnel who worked exclusively on the system and $158,000 for professional fees associated with pursuing litigation against the consulting firm that was responsible for the design and implementation of this system. In the third quarter of 2003 we recorded an additional $97,000 to non-recurring expense for legal expenses incurred in connection with this litigation. We anticipate incurring additional litigation expenses over the balance of the year. We implemented a transition plan to an existing alternative system and have used this system from July 1, 2003.

     BUSINESS RESTRUCTURING

     Business restructuring charges include severance, professional fees and costs related to excess lease space associated with the realignment of our business. The actual costs incurred with respect to previous restructurings are closely monitored for changes relative to original assumptions and adjusted accordingly. The actual costs incurred with respect to our 2002 and 2001 restructurings have varied from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law, developments in the underlying business resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions with employees and/or landlords. These events have led to our recording a credit to non-recurring compensation and benefits expense of $1.5 million and $2.3 million for the three and nine months ended September 30, 2003, respectively. This credit primarily relates to our Americas OOS business where a combination of new client wins and expanded assignments for existing clients has resulted in a permanent reevaluation of planned headcount reductions. In addition, we have recorded a credit of $72,000 and a charge of $452,000 to the nonrecurring operating administrative and other expense for the three and nine months ended September 30, 2003, respectively, primarily related to the additional costs of excess leased space as we have finalized underlying lease modifications. We recorded credits of $615,000 and $481,000 to the nonrecurring compensation and benefits expense for the three and nine months ended September 30, 2002.

     The 2002 restructuring program included $12.7 million (adjusted down to $10.6 million for reasons stated above) related to severance and certain professional fees, of which $8.2 million had been paid as of September 30, 2003. The majority of the remaining $2.4 million will be paid over the next six months. The 2001 restructuring program included $43.9 million (adjusted down to $42.6 million for reasons stated above) in severance and related costs, of which $41.1 million had been paid as of September 30, 2003. The remaining $1.5 million will be paid over the next several years as required by local labor laws.

     The following table displays the net charges (credits) by segment for the three and nine months ended September 30, 2003 and 2002 ($ in thousands):

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30,        SEPTEMBER 30,
                            --------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
Non-Recurring & Restructuring
-----------------------------
Owner and Occupier Services:
  Americas. . . . . . . . .   $ (1,772)     (568)    (1,772)      128
  Europe. . . . . . . . . .         76     --          (220)    --
  Asia Pacific. . . . . . .        (51)     (515)     4,398      (515)
Investment Management . . .        353     1,455        353     1,676
Corporate . . . . . . . . .        (57)      100        (57)      234
                              --------  --------   --------  --------
Total Non-Recurring
  & Restructuring . . . . .   $ (1,451)      472      2,702     1,523
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

     We apply FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when accounting for goodwill and other intangible assets. SFAS 142 requires an annual impairment evaluation of intangibles with indefinite useful lives. To accomplish this annual evaluation we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. For purposes of evaluating SFAS 142, we define reporting units as Investment Management, Americas OOS, Australia OOS, Asia OOS, and by country groupings in Europe OOS. The result of the 2002 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss. We completed the 2003 evaluation in the third quarter and concluded that the fair value of each reporting unit exceeded its carrying amount and therefore we did not recognize an impairment loss.

     We have $339.9 million of unamortized intangibles and goodwill as of September 30, 2003, that are subject to the provisions of SFAS 142.
     A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than US dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $339.9 million of unamortized intangibles and goodwill, $324.8 million represents goodwill with indefinite useful lives, which we ceased amortizing January 1, 2002. As a result of adopting SFAS 142 on January 1, 2002, we credited $846,000 to the income statement, as the cumulative effect of a change in accounting principle, which represented our negative goodwill balance at January 1, 2002. The gross carrying amount of this negative goodwill (which related to the Americas OOS reporting segment) at January 1, 2002 was $1.4 million with accumulated amortization of $565,000. The remaining $15.0 million of identified intangibles (principally representing management contracts acquired) will be amortized over their remaining definite useful lives (with a maximum of three years remaining). Other than the prospective non-amortization of goodwill, which results in a non-cash improvement in our operating results, the adoption of SFAS 142 did not have a material effect on our revenue, operating results or liquidity.

     In accordance with SFAS 142, the effect of this accounting change is applied prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied to the prior period, is as follows ($ in thousands, except share data):

                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                 SEPTEMBER 30,        SEPTEMBER 30,
                            --------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
Reported net income
 (loss) . . . . . . . . . .   $  7,411    10,169     (1,251)    9,640
Add back: Cumulative effect
 of change in accounting
 principle. . . . . . . . .      --        --         --         (846)
                              --------  --------   --------  --------
Adjusted net income (loss).   $  7,411    10,169     (1,251)    8,794
                              ========  ========   ========  ========

Basic earnings (loss)
 per common share . . . . .   $   0.24      0.33      (0.04)     0.32
Cumulative effect of change
 in accounting principle. .      --        --         --        (0.03)
                              --------  --------   --------  --------
Adjusted basic earnings
 (loss) per common share. .   $   0.24      0.33      (0.04)     0.29
                              ========  ========   ========  ========

Diluted earnings (loss)
 per common share . . . . .   $   0.23      0.32      (0.04)     0.31
Cumulative effect of
 change in accounting
 principle. . . . . . . . .      --        --         --        (0.03)
                              --------  --------   --------  --------
Adjusted diluted earnings
 (loss) per common share. .   $   0.23      0.32      (0.04)     0.28
                              ========  ========   ========  ========

     The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):
                     Owner and Occupier Services   Invest-
                    -----------------------------   ment
                                          Asia     Manage-  Consol-
                     Americas   Europe  Pacific     ment    idated
                     --------  -------- --------  -------- --------
Gross Carrying
Amount
--------------
Balance as of
  January 1, 2003 . .$179,335    58,145   82,755    31,640  351,875

Impact of exchange
  rate movements. . .      14     2,460    6,895       837   10,206
                     --------  -------- --------  -------- --------
Balance as of
  September 30,
  2003. . . . . . . .$179,349    60,605   89,650    32,477  362,081

Accumulated
Amortization
------------
Balance as of
  January 1, 2003 . .$(15,531)   (4,704)  (5,835)  (10,328) (36,398)

Impact of exchange
  rate movements. . .       6      (231)    (499)     (153)    (877)
                     --------  -------- --------  -------- --------
Balance as of
  September 30,
  2003. . . . . . . .$(15,525)   (4,935)  (6,334)  (10,481) (37,275)

Net book value as
  of September 30,
  2003. . . . . . . .$163,824    55,670   83,316    21,996  324,806
                     ========  ======== ========  ======== ========

     In the third quarter of 2003 an intangible asset of $400,000 was established to record the unrecognized prior service cost related to our Ireland defined benefit pension plan. The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with definite useful lives as well as estimated future amortization expense ($ in thousands, unless otherwise noted).

                     Owner and Occupier Services   Invest-
                    -----------------------------   ment
                                          Asia     Manage-  Consol-
                     Americas   Europe  Pacific     ment    idated
                     --------  -------- --------  -------- --------
Gross Carrying
Amount
--------------
Balance as of
 January 1, 2003. . .$ 39,377       819    2,296     4,780   47,272

Unrecognized prior
 service cost of
 Ireland pension plan   --          400    --        --         400

Impact of exchange
 rate movements . . .   --           29      469       169      667
                     --------  -------- --------  -------- --------
Balance as of
 September 30,
 2003 . . . . . . . .$ 39,377     1,248    2,765     4,949   48,339

                     Owner and Occupier Services   Invest-
                    -----------------------------   ment
                                          Asia     Manage-  Consol-
                     Americas   Europe  Pacific     ment    idated
                     --------  -------- --------  -------- --------
Accumulated
Amortization
------------
Balance as of
 January 1, 2003. . .$(22,494)     (435)  (1,219)   (4,780) (28,928)

Amortization expense
 - Q1 . . . . . . . .  (1,192)      (26)     (75)    --      (1,293)
Amortization expense
 - Q2 . . . . . . . .  (1,197)      (25)     (82)    --      (1,304)
Amortization expense
 - Q3 . . . . . . . .  (1,177)      (25)     (70)    --      (1,272)
Impact of exchange
 rate movements . . .     (24)      (19)    (282)     (169)    (494)
                     --------  -------- --------  -------- --------
Balance as of
 September 30,
 2003 . . . . . . . .$(26,084)     (530)  (1,728)   (4,949) (33,291)

Net book value as
 of September 30,
 2003 . . . . . . . .$ 13,293       718    1,037     --      15,048
                     ========  ======== ========  ======== ========

     ESTIMATED ANNUAL AMORTIZATION EXPENSE
     Remaining 2003 Amortization              $1.3 million
     For Year Ended 12/31/04                  $5.2 million
     For Year Ended 12/31/05                  $4.7 million
     For Year Ended 12/31/06                  $3.2 million
     For Year Ended 12/31/07                  None


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

     SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. Operating leases for space we occupy in certain of our Asian markets contain obligations that would require us, on termination of the lease, to reinstate the space to its original condition. We have assessed our liability under such obligations as required by the adoption of SFAS 143. This has not had a material impact on our financial statements.

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

     For the three and nine months ended September 30, 2003 we recorded a credit of $90,000 and a charge of $434,000, respectively, to the non-recurring operating, administrative and other expense for additional lease costs of excess space. We are evaluating the exposure related to the early exit of certain leased space currently occupied that was identified as excess as part of the 2002 restructuring program. In accordance with SFAS 146, any costs related to the early exit of the lease would be recorded at the time we cease use of the leased space. We anticipate that we will cease to use this space in 2004, at which point we would expect to incur a charge which could be significant depending on the underlying market conditions at that time.

     ACCOUNTING AND DISCLOSURE BY GUARANTORS

     We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Company has not entered into, or modified guarantees pursuant to the recognition provisions of FIN 45 that have had a significant impact on the financial statements during the nine months ended September 30, 2003. Guarantees covered by the disclosure provisions of FIN 45 are discussed in the "Liquidity and Capital Resources" section within
     Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. We have not invested in any variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, the FASB has modified the application date of FIN 46 to no later than the end of the interim or annual period ending after December 15, 2003 as it prepares to issue additional guidance. After analyzing the requirements of FIN 46 we have concluded that we have no variable interest entities created prior to February 1, 2003 that would be subject to the provisions of FIN 46.

     ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer; specifically, (i) a mandatorily redeemable financial instrument, (ii) an obligation to repurchase the issuer's equity,
     (iii) certain obligations to issue a variable number of shares.
     SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The FASB is in the process of providing additional guidance related to SFAS 150. At this time we do not believe that we have any financial instruments that are subject to the standards of SFAS 150.

(6)  RETIREMENT PLANS

     We maintain a contributory defined benefit pension plan in the United Kingdom to provide retirement benefits to eligible employees. On January 1, 2003 we curtailed the United Kingdom defined benefit plan and implemented a defined contribution plan. No gain or loss was required to be recognized as a result of the curtailment. The table below shows the impact of the curtailment on the accumulated benefit obligation, the projected benefit obligation and the fair value of the plan assets ($ in millions):

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


     As part of the curtailment we were statutorily required to provide a minimum level of future benefit increase, which caused our accumulated benefit obligation to increase by $7.9 million at January 1, 2003, as compared to December 31, 2002. Given that after the curtailment the accumulated benefit obligation exceeds the fair value of plan assets, we were required under accounting principles generally accepted in the United States of America to record a minimum pension liability through other comprehensive income in stockholders' equity. The minimum pension liability is equal to the excess accumulated benefit obligation of $4.8 million plus the value of the prepaid pension asset relating to the United Kingdom defined benefit plan, which was $8.1 million at January 1, 2003. The adjustment to reflect the required minimum pension liability of $12.9 million, net of associated tax benefit of $3.9 million, was recorded through other comprehensive income in the three months ended March 31, 2003. Under local laws and regulations we are not currently required to fund the plan. However, we are working with the plan trustees to develop a funding plan and would expect to begin making contributions to the plan by the end of 2003.

     We maintain a contributory defined benefit plan in Ireland to provide retirement benefits to eligible employees. In the third quarter of 2003 we identified that the accumulated benefit obligation of this plan exceeded the fair value of the plan assets by $0.7 million. The minimum pension liability is equal to the excess accumulated benefit obligation of $0.7 million plus the value of the prepaid pension asset of $1.6 million, net of an intangible asset of $400,000 established to record the unrecognized prior service cost. The adjustment to reflect the required minimum pension liability of $1.9 million, net of associated tax benefit of $290,000, was recorded through other comprehensive income in the three and nine months ended September 30, 2003.


(7)  INVESTMENTS IN REAL ESTATE VENTURES

     We invest in certain real estate ventures that own and operate commercial real estate. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of the non-controlling ownership. We apply the provisions of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), when evaluating these investments for impairment, including impairment evaluations of the individual assets held by the investment funds. We have recorded impairment charges to equity earnings of $2.6 million and $3.7 million for the three and nine months ended September 30, 2003, respectively, representing our equity share of the impairment charge against individual assets held by these funds. Impairment charges recorded for the three and nine months ended September 30, 2002 related to the exiting of our Land Investment and Development groups and were recorded to non-recurring expense. For a further discussion of these non-recurring charges see
     Note 3.


(8)  SHARE REPURCHASE

     On October 30, 2002, we announced that our Board of Directors had approved a share repurchase program and this approval was reaffirmed by our Board of Directors in September 2003. Under the program, we may repurchase up to one million shares of our outstanding common stock in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. In the fourth quarter of 2002, we repurchased 300,000 shares at an average price of $15.56 per share. We did not repurchase any shares in the first nine months of 2003. We anticipate purchasing up to 400,000 shares in the fourth quarter of 2003. Given that shares repurchased under this program are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for the purposes of calculating earnings per share.

(9)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On July 26, 2000, Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly-owned subsidiary of Jones Lang LaSalle, issued 9% Senior Euro Notes with an aggregate principal amount of euro 165 million, due 2007 (the "Euro Notes"). The payment obligations under the Euro Notes are fully and unconditionally guaranteed by Jones Lang LaSalle Incorporated and certain of its wholly-owned subsidiaries: Jones Lang LaSalle Americas, Inc.; LaSalle Investment Management, Inc.; Jones Lang LaSalle International, Inc.; Jones Lang LaSalle Co-Investment, Inc.; and Jones Lang LaSalle Ltd. (the "Guarantor Subsidiaries"). All of Jones Lang LaSalle Incorporated's remaining subsidiaries (the "Non-Guarantor Subsidiaries") are owned by the Guarantor Subsidiaries. The following supplemental Condensed Consolidating Balance Sheets as of September 30, 2003 and
     December 31, 2002, Condensed Consolidating Statement of Earnings for the three and nine months ended September 30, 2003 and 2002, and Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2003 and 2002 present financial information for
     (i) Jones Lang LaSalle Incorporated (carrying any investment in subsidiaries under the equity method), (ii) Jones Lang LaSalle Finance B.V. (the issuer of the Euro Notes), (iii) on a combined basis the Guarantor Subsidiaries (carrying any investment in Non-Guarantor subsidiaries under the equity method) and (iv) on a combined basis the Non-Guarantor Subsidiaries (carrying their investment in JLL Finance under the equity method). Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. In general, historically, we have entered into third party borrowings, financing our subsidiaries via intercompany accounts that are then converted into equity, or long-term notes, on a periodic basis. Certain Guarantor and Non-Guarantor Subsidiaries also enter into third party borrowings on a limited basis. All intercompany activity has been included as subsidiary activity in investing activities in the Condensed Consolidating Statements of Cash Flows. We manage cash on a consolidated basis and there is a right of offset between bank accounts in the different groupings of legal entities in the condensed consolidating financial information. Therefore, in certain cases, negative cash balances have not been reallocated to payables asthey legally offset positive cash balances elsewhere in Jones Lang LaSalle Incorporated. In certain cases, we have calculated taxes on the basis of a group position that includes both Guarantor and Non-Guarantor Subsidiaries. In such cases, the taxes have been allocated to individual legal entities on the basis of that legal entity's pre-tax income. For periodic reporting purposes, the adjustment for the global effective tax rate is made in the parent organization. In addition to the reclassifications listed in Note 1, in the first quarter of 2003, $17 million of goodwill related to the merger with Jones Lang Wootton was reclassified from the guarantor subsidiary Jones Lang LaSalle, Ltd. to various non-guarantor subsidiaries. We have reclassified the December 31, 2002 comparative balance sheet to reflect this movement.

                                       JONES LANG LASALLE INCORPORATED
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                          As of September 30, 2003
                                              ($ in thousands)

                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------

ASSETS
------
Cash and
  cash equivalents. .    $    1,182            39          (797)       13,177         --           13,601
Trade receivables,
  net of allowances .          (191)        --           59,555       123,400         --          182,764
Other current assets.        11,653         --           27,291        32,507         --           71,451
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      assets. . . . .        12,644            39        86,049       169,084         --          267,816

Property and equipment,
 at cost, less accumu-
 lated depreciation .         3,652         --           34,272        31,563         --           69,487
Intangibles resulting
 from business acquisi-
 tions and JLW merger,
 net of accumulated
 amortization . . . .         --            --          212,151       127,703         --          339,854
Other assets, net . .        18,717         --           51,765        44,897         --          115,379
Investments in
 subsidiaries . . . .       309,814         --          334,639         1,101      (645,554)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  344,827            39       718,876       374,348      (645,554)      792,536
                         ==========    ==========    ==========    ==========    ==========    ==========




                                       JONES LANG LASALLE INCORPORATED
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                          As of September 30, 2003
                                              ($ in thousands)


                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Accounts payable and
  accrued liabilities    $   15,427         5,877        27,601        38,083         --           86,988
Short-term borrowings         --               60         1,940         8,052         --           10,052
Other current
  liabilities . . . .       (46,904)     (205,321)      372,003        (9,735)        --          110,043
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total current
      liabilities . .       (31,477)     (199,384)      401,544        36,400         --          207,083

Long-term liabilities:
  Credit facilities .         --            6,000         --            --            --            6,000
  9% Senior Euro
    Notes, due 2007 .         --          192,322         --                1         --          192,323
  Other . . . . . . .         5,178         --            7,518         7,967         --           20,663
                         ----------    ----------    ----------    ----------    ----------    ----------

    Total liabilities       (26,299)       (1,062)      409,062        44,368         --          426,069

Commitments and
 contingencies

Stockholders' equity.       371,126         1,101       309,814       329,980      (645,554)      366,467
                         ----------    ----------    ----------    ----------    ----------    ----------
                         $  344,827            39       718,876       374,348      (645,554)      792,536
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
                         ==========   ==========   ==========     ==========    ==========    ==========


<table>                                JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                For the Three Months Ended September 30, 2003
                                              ($ in thousands)
                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . . . .$    --            --          103,467       114,608         --          218,075
Equity earnings (loss)
 from subsidiaries. . . .    14,116         --             (693)          100       (13,523)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . . . .    14,116         --          102,774       114,708       (13,523)      218,075
Operating expenses before
 non-recurring and restruc-
 turing charges . . . . .     6,116           (36)       83,489       113,965         --          203,534
Non-recurring and restruc-
 turing charges . . . . .        78         --           (1,636)          107         --           (1,451)
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
     (loss) . . . . . . .     7,922            36        20,921           636       (13,523)       15,992
Interest expense, net
 of interest income . . .    (1,764)         (174)        3,735         2,911         --            4,708
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss) before
     provision (benefit)
     for income taxes . .     9,686           210        17,186        (2,275)      (13,523)       11,284
Net provision (benefit)
 for income taxes . . . .     2,275           110         3,070        (1,582)        --            3,873
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) . . .$    7,411           100        14,116          (693)      (13,523)        7,411
                         ==========    ==========    ==========    ==========    ==========    ==========

<table>                                JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                For the Nine Months Ended September 30, 2003
                                              ($ in thousands)
<caption>                Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  -----------   ------------ -------------  ------------  ------------
Revenue . . . . . . . . .$    --            --          286,424       333,120         --          619,544
Equity earnings (loss)
 from subsidiaries. . . .     7,907         --            3,696           225       (11,828)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . . . .     7,907         --          290,120       333,345       (11,828)      619,544

Operating expense before
 non-operational non-
 recurring and restruc-
 turing charges . . . . .    14,386           (22)      269,953       320,640         --          604,957
Non-operational non-
 recurring and restruc-
 turing charges . . . . .        78         --           (1,750)        4,374         --            2,702
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
     (loss) . . . . . . .    (6,557)           22        21,917         8,331       (11,828)       11,885
Interest expense, net of
 interest income. . . . .    (5,155)         (560)       10,655         8,786         --           13,726
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss) before
     provision (benefit)
     for income taxes . .    (1,402)          582        11,262          (455)      (11,828)       (1,841)

Net provision (benefit)
 for income taxes . . . .      (151)          357         3,355        (4,151)        --             (590)
                         ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) . . .$   (1,251)          225         7,907         3,696       (11,828)       (1,251)
                         ==========    ==========    ==========    ==========    ==========    ==========

                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                For the Three Months Ended September 30, 2002
                                              ($ in thousands)

                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  ------------  ------------ -------------  ------------  ------------

Revenue . . . . . . . . .$    --            --          105,805       110,723         --          216,528
Equity earnings (loss)
 from subsidiaries. . . .     8,999         --            7,493             1       (16,493)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . . . .     8,999         --          113,298       110,724       (16,493)      216,528

Operating expenses. . . .     5,105         --           97,612        95,531         --          198,248
Non-recurring and
  restructuring charges .       100         --             (200)          572         --              472
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
     (loss) . . . . . . .     3,794         --           15,886        14,621       (16,493)       17,808

Interest expense, net
 of interest income . . .    (1,567)          (80)        3,579         2,756         --            4,688
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
     before provision
     (benefit) for
     income taxes and
     minority interest. .     5,361            80        12,307        11,865       (16,493)       13,120

Net provision (benefit)
 for income taxes . . . .    (4,808)           79         3,308         4,351         --            2,930
Minority interests
 in earnings of
 subsidiaries . . . . . .     --            --            --               21         --               21
                         ----------    ----------    ----------    ----------    ----------    ----------




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
                         ==========    ==========    ==========    ==========    ==========    ==========


                                       JONES LANG LASALLE INCORPORATED
                                CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                For the Nine Months Ended September 30, 2002
                                              ($ in thousands)

                         Jones Lang
                          LaSalle                                                             Consolidated
                        Incorporated   Jones Lang                                              Jones Lang
                         (Parent and    LaSalle      Guarantor   Non-Guarantor                   LaSalle
                         Guarantor)   Finance B.V.  Subsidiaries  Subsidiaries  Eliminations  Incorporated
                        ------------  ------------  ------------ -------------  ------------  ------------

Revenue . . . . . . . . .$    --            --          272,708       313,579         --          586,287
Equity earnings (loss)
 from subsidiaries. . . .     8,224         --            7,097           139       (15,460)        --
                         ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue . . . .     8,224         --          279,805       313,718       (15,460)      586,287

Operating expenses. . . .    10,611            17       257,459       290,730         --          558,817
Non-recurring and
  restructuring charges .       234         --             (200)        1,489         --            1,523
                         ----------    ----------    ----------    ----------    ----------    ----------
    Operating income
     (loss) . . . . . . .    (2,621)          (17)       22,546        21,499       (15,460)       25,947

Interest expense, net
 of interest income . . .    (4,909)         (541)       10,631         7,786         --           12,967
                         ----------    ----------    ----------    ----------    ----------    ----------
    Earnings (loss)
     before provision
     (benefit) for
     income taxes and
     minority interest. .     2,288           524        11,915        13,713       (15,460)       12,980

Net provision (benefit)
 for income taxes . . . .    (7,352)          385         3,691         6,149         --            2,873
Minority interests
 in earnings of
 subsidiaries . . . . . .     --            --            --            1,313         --            1,313
                         ----------    ----------    ----------    ----------    ----------    ----------




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
                         ==========    ==========    ==========    ==========    ==========    ==========




                                       JONES LANG LASALLE INCORPORATED
                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                For the Nine Months Ended September 30, 2003
                                              ($ in thousands)
                                   Jones Lang
                                    LaSalle                                                   Consolidated
                                  Incorporated    Jones Lang                                   Jones Lang
                                   (Parent and     LaSalle       Guarantor    Non-Guarantor     LaSalle
                                   Guarantor)    Finance B.V.   Subsidiaries   Subsidiaries   Incorporated
                                  ------------   ------------   ------------  -------------   ------------
Cash flows provided by (used in)
  operating activities. . . . .    $    3,087          4,887          7,410         19,957         35,341
Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment. . .           (55)         --            (7,748)        (4,641)       (12,444)
  Other acquisitions and invest-
    ments, net of cash acquired         --             --            (1,100)         --            (1,100)
  Subsidiary activity . . . . .        (8,640)        15,310          5,417        (12,087)         --
  Investments in real estate
    ventures. . . . . . . . . .         --             --             1,343          4,562          5,905
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) investing
        activities. . . . . . .        (8,695)        15,310         (2,088)       (12,166)        (7,639)
Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit
    facility. . . . . . . . . .        (1,062)       (20,223)        (2,270)        (3,395)       (26,950)
  Shares repurchased for pay-
    ment of taxes on stock
    awards. . . . . . . . . . .        (3,330)         --             --             --            (3,330)
  Common stock issued under
    stock option plan . . . . .         2,525          --             --             --             2,525
                                   ----------     ----------     ----------     ----------     ----------
      Net cash provided by
        (used in) financing
        activities. . . . . . .        (1,867)       (20,223)        (2,270)        (3,395)       (27,755)
                                   ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in cash
  and cash equivalents. . . . .        (7,475)           (26)         3,052          4,396            (53)
Cash and cash equivalents,
  beginning of period . . . . .         8,657             65         (3,849)         8,781         13,654
                                   ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents,
  end of period . . . . . . . .    $    1,182             39           (797)        13,177         13,601
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
                                   ==========     ==========     ==========     ==========     ==========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto for the three and nine months ended September 30, 2003, included herein, and Jones Lang LaSalle's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002, which have been filed with the United States of America Securities and Exchange Commission as part of our 2002 Annual Report on Form 10-K and are also available on our website (www.joneslang lasalle.com).

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

     In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses we incur on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. A contract that provides a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such, is reported on a gross basis. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. When the fee structure is comprised of at least two distinct elements, namely (i) the fixed management fee and
(ii) a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client, we will account for the contract on a net basis. This means we include the fixed management fee in reported revenues and we net the reimbursement against expenses. We base this characterization on the following factors which define us as an agent rather than a principal: (i) the property owner generally has the authority over hiring practices and the approval of payroll prior to payment by Jones Lang LaSalle; (ii) Jones Lang LaSalle is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) Jones Lang LaSalle generally earns no margin in the arrangement, obtaining reimbursement only for actual costs incurred. The majority of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated $94.5 million and $97.6 million for the three months ended September 30, 2003 and 2002, respectively, and $285.4 million and $283.3 million for the nine months ended September 30, 2003 and 2002, respectively. This treatment has no impact on operating income (loss), net income (loss) or cash flows.

     Beginning in December 2002, pursuant to the Financial Accounting and Standards Board's ("FASB") Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", we have reclassified reimbursements received for out-of-pocket expenses to revenues in the income statement, as opposed to being shown as a reduction of expenses. Out-of-pocket expenses include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunications and facsimile charges. These out-of-pocket expenses amounted to $1.3 million and $1.1 million for the three months ended September 30, 2003 and 2002, respectively, and $3.9 million and $3.0 million for the nine months ended September 30, 2003 and 2002, respectively. This reclassification has no impact on reported operating income (loss), net income (loss) or cash flows.

     Beginning in December 2002, we reclassified as revenue our recovery of indirect costs related to our management services business, as opposed to being classified as a reduction of expenses in the income statement. This recovery of indirect costs amounted to $10.7 million and $8.3 million for the three months ended September 30, 2003 and 2002, respectively, and $27.6 million and $22.8 million for the nine months ended September 30, 2003 and 2002, respectively. This reclassification has no impact on reported operating income (loss), net income (loss) or cash flows.

     ACCOUNTS RECEIVABLE - We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments, with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables. These reserves are then reviewed on a quarterly basis by regional and global management to ensure that they are appropriate. As part of this review, we develop a range of potential reserves on a consistent formulaic basis. Over the last two years we have placed considerable focus on working capital management and in particular, collecting our receivables on a more timely basis. As we are successful in doing this, the range of potential reserves is narrowing. We would normally expect that the allowance would fall within this range. The table below sets out certain information regarding our accounts receivable, allowance for uncollectible accounts receivable, range of possible allowance and the bad debt expense we incurred for the nine months ended September 30, 2003 and 2002 ($ in millions).

                               Allowance
                     Accounts     for                          Year-
                    Receivable Uncollec-                       to-Date
            Gross   More Than    tible                          Bad
           Accounts  90 Days    Accounts   Maximum    Minimum   Debt
          Receivable Past Due  Receivable Allowance  Allowance Expense
          -------------------- ---------- ---------  --------- -------
Septem-
 ber 30,
 2003 . .   $ 188.4       8.5        5.6       7.5        3.7     1.8

Septem-
 ber 30,
 2002 . .   $ 181.8       8.8        7.6       7.9        3.9     1.2


     PERIODIC ACCOUNTING FOR INCENTIVE COMPENSATION - An important part of our overall compensation package is incentive compensation, which we typically pay out to employees in the first quarter of the year after it is earned. In our interim financial statements we accrue for incentive compensation based on the percentage of revenue and compensation costs recorded to date relative to forecasted revenue and compensation costs for the full year, as substantially all incentive compensation pools are based upon revenues and profits. The impact of this incentive compensation accrual methodology is that we accrue very little incentive compensation in the first six months of the year, with the majority of our incentive compensation accrued in the second half of the year, particularly in the fourth quarter. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees. In addition, we exclude from the standard accrual methodology incentive compensation pools that are not subject to the normal performance criteria. These pools are accrued for on a straight-line basis. We continue to refine our global incentive compensation program to provide our employees an increased "line of sight" between their performance and incentive compensation. As a result of this, we are currently evaluating the methodology used in recognizing periodic incentive compensation. Any change would become effective January 1, 2004 and is not expected to impact annual incentive compensation expense but may impact the quarterly recognition pattern.

     We have a stock ownership program for certain of our senior employees pursuant to which they receive a portion of their annual incentive compensation in the form of restricted stock units of our common stock. These restricted shares vest in two parts: 50% at 18 months and 50% at 30 months from the date of grant (January of the following year to which the restricted stock units relate). The related compensation cost is amortized to expense over the service period. The service period consists of the 12 months of the year to which payment of the restricted stock units relate, plus the periods over which the shares vest. Given that individual incentive compensation awards are not finalized until after year-end, we must estimate the portion of the overall incentive compensation pool that will qualify for this program. This estimation factors in the performance of the Company and individual business units, together with the target bonuses for qualified individuals.

     We determine, announce and pay incentive compensation in the first quarter of the year following that to which the incentive compensation relates, at which point we true-up the estimated stock ownership program deferral and related amortization. We believe our methodology in estimating this deferral produces satisfactory results. The table below sets forth the deferral estimated at year-end and the adjustment made in the first quarter of the following year to true-up the deferral and related amortization ($ in millions):

                                           December 31,  December 31,
                                              2002          2001
                                           ------------  ------------
Deferral net of related
  amortization expense. . . . . . . . . .     $5.0           2.9

Increase (decrease) to deferred
  compensation in the first quarter
  of the following year . . . . . . . . .     (0.4)          0.2

     Previously we accounted for the current year impact of this program in the fourth quarter (namely, the enhancement, the deferral and the related amortization) because of the uncertainty around the terms and conditions of the stock ownership program and because the majority of our incentive compensation is accrued in the fourth quarter. Due to the maturity of the program and the commitment to its terms and conditions by the Company and the Compensation Committee of the Board of Directors, we have decided to begin accounting for the earned portion of this compensation program on a quarterly basis, starting in the third quarter of 2003. We recognize the benefit of the stock ownership program in a manner consistent with the accrual of the underlying incentive compensation expense. As such, we have recorded a credit of $2.1 million to the income statement in the third quarter, reflecting the earned portion of the stock ownership program for the first nine months of 2003.

     The table below sets out the amortization expense related to the stock ownership program for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30,        SEPTEMBER 30,
                              ------------------   ------------------
                                 2003      2002       2003      2002
                                ------    ------     ------    ------
  Current compensation
    expense amortization for
    prior year programs . .     $1,691     1,319      4,944     3,984

  Current deferral net of
    related amortization. .    ($2,074)     --       (2,074)     --


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

     We invest in certain real estate ventures that own and operate commercial real estate. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of the non-controlling ownership. We apply the provisions of SFAS 144 when evaluating these investments for impairment, including an impairment evaluation of the individual assets held by the investment funds. We have recorded impairment charges in equity earnings of $2.6 million and $3.7 million for the three and nine months ended September 30, 2003, respectively, representing our equity share of the impairment charge against individual assets held by these funds. Impairment charges recorded for the three and nine months ended September 30, 2002 related to the exiting of our Land Investment and Development groups and were recorded to non-recurring expense. For a further discussion of these non-recurring charges see Note 3 of Notes to Consolidated Financial Statements.

     We apply FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when we account for goodwill and other intangible assets. SFAS 142 requires an annual impairment evaluation of intangibles with indefinite useful lives. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. For purposes of evaluating SFAS 142, we define reporting units as Investment Management, Americas OOS, Australia OOS, Asia OOS, and by country groups in Europe OOS. We determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit's carrying value. The result of the 2002 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore no impairment loss was recognized. The result of the 2003 evaluation performed in the third quarter was that the fair value of each reporting unit exceeded its carrying amount and therefore no impairment loss was recognized.

     Although the Land Investment Group was closed down in 2001, we have retained certain investments originated by this group. Included in investments in and loans to real estate ventures is the book value of the four remaining Land Investment Group investments of $2.1 million, net of impairment charges of $4.4 million recorded in prior years. We continue to monitor this portfolio very carefully and have not recorded an impairment charge in the three or nine months ended September 30, 2003. In the third quarter of 2003 we sold one of the remaining assets in the Land Investment portfolio for no gain or loss. We have provided guarantees associated with this investment portfolio of $1.2 million, which we currently do not expect to fund. We expect to have liquidated the Land Investment Group investments by the end of 2006.

     Although we sold the Development Group in 2001, we have retained certain investments originated by this group. Included in investments in and loans to real estate ventures is the book value of the one remaining Development Group investment of $224,000. We continue to monitor this investment very carefully and have not recorded an impairment charge in the three or nine months ended September 30, 2003. We expect to have liquidated this investment by the middle of 2004.

     INCOME TAXES - We account for income taxes under the asset and liability method. Because of the global and cross border nature of our business, our corporate tax position is complex. We generally provide for taxes in each tax jurisdiction in which we operate based on local tax regulations and rules. Such taxes are provided for on net earnings and include the provision for taxes on substantively all differences between accounting principles generally accepted in the United States of America and tax accounting, excluding certain non-deductible items and permanent differences.

     We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. We continuously seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate. Based on our 2003 forecasted results and strategies implemented in the third quarter, we have lowered our estimated effective tax rate from 34% to 32% for 2003. While there can be no assurance that we will achieve an effective tax rate of 32% in 2003, we believe that this is an achievable tax rate due to the impact of tax planning, particularly planning to (i) reduce the impact of losses in jurisdictions where we cannot recognize tax benefits,
(ii) reduce the incidence of double taxation of earnings and other tax inefficiencies and (iii) reduce the effective rate of taxation on international earnings. The estimated effective tax rate on recurring operations for the nine months ended September 30, 2002 was 36%. Due to the impact of tax planning we ultimately achieved an effective tax rate of 34% on recurring operations for the full year of 2002. The estimated tax rate of 36% applied in the third quarter of 2002 excludes a tax benefit of $1.8 million related to certain costs incurred in restructuring actions taken in 2001. These costs were not originally expected to be deductible for tax purposes. However, as a result of actions undertaken in the third quarter of 2002, these costs were considered deductible.

     Our global effective tax rate is also sensitive to changes in the mix of our geographic profitability as local statutory tax rates range from 10% to 42% in the countries in which we have significant operations. As we continuously seek to develop and implement strategies and/or actions that would reduce our overall effective tax rate, we reflect the benefit from tax planning actions when we believe it is probable that they will be successful, which usually requires that certain actions have been initiated.

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

..    HEALTH INSURANCE - Beginning in January 2002, we chose to self-insure our health benefits for all employees based in the United States of America, although we did purchase stop loss coverage to limit our exposure. We engage an actuary who specializes in health insurance to estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we employ the same actuary to estimate the required reserve for unpaid health costs for the current year that we would need at year-end. With regard to the year-end reserve, the actuary provides us with a point estimate, which we accrue; additionally we accrue a provision for adverse deviation. Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. During the third quarter, our external benefit administrator completed its analysis of the development of the 2002 reserve estimate from year-end. As a result of this analysis, we determined that we were over-reserved for 2002 exposures by $780,000 and we credited this to expense in the third quarter of 2003 as a change in estimate. The reserve balance for the 2002 program, after this adjustment, is $383,000 at September 30, 2003.
     The reserve balance for the 2003 program at September 30, 2003 is $5.2 million. The table below sets out certain information related to the cost of this program for the three and nine months ended September 30, 2003 and 2002 ($ in millions):

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30,        SEPTEMBER 30,
                            --------------------  -------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
    Expense to Company. . .   $    3.2       3.1        9.4       9.2
    Employee contributions.        0.8       0.6        2.2       1.8
    Adjustment to prior
      year reserve. . . . .       (0.8)     --         (0.8)     --
                              --------  --------   --------  --------
    Total program cost. . .   $    3.2       3.7       10.8      11.0
                              ========  ========   ========  ========


..    WORKERS' COMPENSATION INSURANCE - We have been self-insured for workers' compensation insurance for a number of years. We have stop loss insurance in place which limits our exposure in certain cases. On a periodic basis we accrue using the various state rates based on job classifications, engaging on an annual basis in the third quarter, an independent actuary who specializes in workers' compensation to estimate our exposure based on actual experience. In prior years, we have recorded an adjustment to revenues for the difference between the actuarial estimate and our reserve after the receipt of the actuary's report (usually in the third quarter).
     Given our considerable experience in this area, in the first quarter of 2003 we determined that we would accrue for the estimated adjustment to revenues on a periodic basis. The credit taken to revenue through the three and nine months ended September 30, 2003 was $1.6 million and $2.5 million, respectively. The credit recorded in the third quarter of 2003 reflects the adjustment to bring our reserve in line with the actuarial estimate. The credit to revenue in 2002 to bring our reserve in line with the actuarial estimate was $2.7 million and was fully recorded in the third quarter of 2002.

..    CAPTIVE INSURANCE COMPANY - In order to better manage our global insurance program, we use a captive insurance company to provide professional indemnity insurance coverage on a "claims made" basis to certain of our international operations in addition to our traditional insurance coverage. The maximum risk retained by this captive insurance company in any one year is pound sterling 1 million (approximately $1.7 million). Given the nature of these types of claims, it may take several years for there to be a resolution of the underlying claims and to finalize the expense. We are required to estimate the ultimate cost of these claims. This estimate includes specific claim reserves that are developed on the basis of a review of the circumstances of the individual claim. Given that the timeframe for these reviews may be lengthy, we also provide a reserve against the current year exposures on the basis of our historic loss ratio. The table below provides the reserve balance, which can relate to multiple years, that we have established as of ($ in millions):

               September 30, 2003      $2.4
               September 30, 2002      $2.6

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

RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

ITEMS AFFECTING COMPARABILITY

     LASALLE INVESTMENT MANAGEMENT REVENUES

     Our Investment Management business is in part compensated through the receipt of incentive fees when investment performance exceeds agreed benchmark levels. Depending upon performance, these fees can be significant and will generally be recognized when agreed events or milestones are reached. The timing of recognition may impact comparability between quarters, in any one year, or compared to a prior year. The comparability of incentive fee revenue can be seen in Note 2 to Notes to Consolidated Financial Statements and is discussed further in Segment Operating Results included herein.

     ACQUISITION

     In December 2002, Jones Lang LaSalle acquired the 45% minority interest in the joint venture company Jones Lang LaSalle Asset Management Services, which since 2000 has exclusively provided asset management services for all Skandia Life properties in Sweden. The purchase price of the minority interest was approximately $1 million, a discount to the fair value of the net assets acquired. Because the acquisition occurred in December of 2002, this joint venture was accounted for as a minority interest in the first nine months of 2002. The nine months ended September 30, 2002 included $1.3 million of minority interest earnings. The nine months ended September 30, 2003 included no minority interest earnings or losses as this venture is now fully consolidated in our results.

     FOREIGN CURRENCY

     We operate in a variety of currencies in 34 countries, but report our results in U.S. dollars. This means that our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility makes it more difficult to perform period-to-period comparisons of the reported results of operations. As an example, the euro, the pound sterling and the Australian dollar, each a currency used in a significant portion of our operations, gradually strengthened over the last nine months of 2002 and first half of 2003, and remained strong in the three months ended September 30, 2003. This means that for those businesses located in jurisdictions that utilize these currencies, the reported U.S. dollar revenues and expenses in the three and nine months ended September 30, 2003 demonstrate an apparent growth rate that is not consistent with the real underlying growth rate in the local operations. In order to provide more meaningful period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition and results of operations, we have provided information about the impact of foreign currencies where we believe that it is necessary. In addition, we set out below guidance as to the key currencies in which the Company does business and their significance to reported revenues and operating results. The operating results sourced in pound sterling and U.S. dollars understates the profitability of the businesses in the United Kingdom and America because they include the locally incurred expenses of our global offices in London and Chicago, respectively, as well as the European regional office in London. The revenues and operating income of the global investment management business are allocated to their underlying currency, which means that this analysis may not be consistent with the performance of the geographic OOS segments. In particular, as incentive fees are earned by this business, there may be significant shifts in the geographic mix of revenues and operating income. The following table sets forth revenues derived from our most significant currencies ($ in millions, except for exchange rates).

                                  Austra-
                Pound             lian       US
               Sterling   Euro    Dollar   Dollar     Other    Total
               -------- -------   -------  -------   -------  -------
REVENUES
 Q1, 2003 . .  $  37.7     37.2      13.7     70.0      29.3    187.9
 Q2, 2003 . .  $  43.9     36.5      18.7     75.9      38.6    213.6
 Q3, 2003 . .  $  50.7     36.7      19.6     84.0      27.1    218.1
               -------  -------   -------  -------   -------  -------
                $132.3    110.4      52.0    229.9      95.0    619.6
               =======  =======   =======  =======   =======  =======

 Q1, 2002 . .  $  34.9     32.7      12.4     63.3      26.6    169.9
 Q2, 2002 . .  $  47.1     32.2      16.5     70.2      33.8    199.8
 Q3, 2002 . .  $  43.6     35.7      17.1     89.7      30.4    216.5
               -------  -------   -------  -------   -------  -------
               $ 125.6    100.6      46.0    223.2      90.8    586.2
               =======  =======   =======  =======   =======  =======

OPERATING
 INCOME
 (LOSS)
 Q1, 2003 . .  $  (2.6)     2.9      (1.4)    (2.4)     (3.4)    (6.9)
 Q2, 2003 . .  $  (0.4)     0.1      (4.1)     1.9       5.3      2.8
 Q3, 2003 . .  $   4.8      1.9       0.7      7.4       1.2     16.0
               -------  -------   -------  -------   -------  -------
               $   1.8      4.9      (4.8)     6.9       3.1     11.9
               =======  =======   =======  =======   =======  =======

 Q1, 2002 . .  $  (2.5)     3.8      (2.5)    (1.0)     (1.9)    (4.1)
 Q2, 2002 . .  $   7.2     (0.2)     (0.3)     2.9       2.7     12.3
 Q3, 2002 . .  $   1.8      2.6       0.4     13.8      (0.8)    17.8
               -------  -------   -------  -------   -------  -------
               $   6.5      6.2      (2.4)    15.7       0.0     26.0
               =======  =======   =======  =======   =======  =======

AVERAGE
 EXCHANGE
 RATES
 Q1, 2003 . .    1.600    1.075     0.595     N/A       N/A      N/A
 Q2, 2003 . .    1.624    1.140     0.644     N/A       N/A      N/A
 Q3, 2003 . .    1.617    1.130     0.656     N/A       N/A      N/A

 Q1, 2002 . .    1.426    0.877     0.520     N/A       N/A      N/A
 Q2, 2002 . .    1.464    0.924     0.553     N/A       N/A      N/A
 Q3, 2002 . .    1.551    0.985     0.548     N/A       N/A      N/A


REVENUE

     Total revenue increased $1.6 million, or 0.7%, to $218.1 million for the three months ended September 30, 2003 from $216.5 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, revenue increased $33.2 million, or 5.7%, to $619.5 million from $586.3 million for the same period in 2002. These increases reflect the general strengthening of our key currencies against the U.S. dollar. Excluding the impact of movements in foreign currency exchange rates, reported U.S. dollar revenues decreased 3.9% and 1.5% for the three and nine months ended September 30, 2003, respectively, when compared to the same periods of 2002. This was a result of the timing of incentive fees in our Investment Management business as 2002 included a significant incentive fee where there was no similar sized transaction in 2003. The decrease in revenue year-to-date reflects this decrease in Investment Management together with strength in the Americas and Asia Pacific, offset by continued revenue weakness in Europe.

OPERATING EXPENSES

     Total operating expenses increased $3.4 million, or 1.7%, to $202.1 million for the three months ended September 30, 2003 from $198.7 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, total operating expenses increased $47.4 million, or 8.5%, to $607.7 million from $560.3 million for the same period in 2002. Excluding the impact of the strengthening of our key currencies against the U.S. dollar, operating expenses decreased 3.2% for the three months ended September 30, 2003 and increased 1.4% for the nine months ended
September 30, 2003, when compared to the same periods of 2002.

     Compensation and benefits expense decreased $168,000 and increased $32.9 million for the three and nine months ended September 30, 2003, respectively, when compared to the same periods of 2002. The strengthening of our key foreign currencies have increased the reported U.S. dollar compensation and benefits expense by $7.0 million and $26.3 million for the three and nine months ended September 30, 2003, respectively. The balance of the increase in compensation and benefits expense for the nine months ended September 30, 2003 is primarily attributable to an increase in salaries and related payroll and social taxes as we implement a strategic growth plan in our Asia Pacific region, and also an increase in staffing to support new fund activity and products in our Investment Management business. Offsetting the impact of foreign currency exchange rates on the reported U.S. dollar compensation and benefits expense for the three months ended September 30, 2003 is the timing of incentive compensation recognition. See the Periodic Accounting for Incentive Compensation section of Critical Accounting Policies and Estimates, included herein, for a further discussion of the timing of incentive compensation recognition.

     Operating, administrative and other expenses increased $5.8 million, or 11.3%, to $57.2 million for the three months ended September 30, 2003 from $51.4 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, operating, administrative and other expenses increased $13.3 million, or 8.5%, to $169.8 million from $156.5 million for the same period in 2002. The impact of movements in foreign currency exchange rates is attributable for $2.5 million and $11.0 million of the increase in U.S. dollar reported operating, administrative and other expense for the three and nine months ended September 30, 2003, respectively. The three and nine months ended September 30, 2002 included a credit of $2 million relating to the reversal of a specific bad debt reserve originally established in 1995. In addition, the increase in expenses for the first nine months of 2003 is impacted by an increase in insurance cost of $2.5 million reflecting the market tightening in insurance cost and availability. Excluding these two items and the impact of movements in foreign currency exchange rates, operating, administrative and other expenses are slightly higher for the three months and have declined more than 1% for the nine months ended September 30, 2003, when compared to the same periods of 2002.

     The non-recurring and restructuring expense for the three and nine months ended September 30, 2003 include credits of $1.5 million and $2.3 million, respectively, related to our 2002 global restructuring program as actual costs incurred have differed from our original estimates. This credit primarily relates to our Americas OOS business where a combination of new client wins and expanded assignments for existing clients has resulted in a permanent reevaluation of planned headcount reductions. The most significant component of non-recurring and restructuring expense for the nine months ended September 30, 2003 is a charge of $5.0 million related to the abandonment of a property management accounting system that was in the process of being implemented in Australia. We completed a feasibility analysis of the system in the second quarter of 2003 and concluded that the potential benefits from successfully correcting deficiencies in the system that would allow it to be implemented throughout Australia were not justified by the costs that would have to be incurred to do so. A further discussion of non-recurring and restructuring charges can be found in Note 3 to Notes to Consolidated Financial Statements.

OPERATING INCOME

     We reported operating income of $16.0 million for the three months ended September 30, 2003, as compared to $17.8 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, we reported operating income of $11.9 million, as compared to an operating income of $25.9 million for the nine months ended September 30, 2002.

INTEREST

     Reported U.S. dollar interest expense, net of interest income, remained flat at $4.7 million for the quarter. For the nine months ended September 30, 2003, interest expense, net of interest income, increased $759,000, to $13.7 million, when compared to the same period of 2002. Reported U.S. dollar interest expense was negatively impacted by the strengthening euro which increased the interest expense on the Euro Notes by approximately $540,000 and $2.1 million for the three and nine months ended September 30, 2003, respectively, when compared to the same periods of 2002. In addition, as a result of the early renewal and reduction of our credit facility, we accelerated the expensing of approximately $150,000 of capitalized debt issuance costs in the second quarter of 2003.

PROVISION/(BENEFIT) FOR INCOME TAXES

     For the three and nine months ended September 30, 2003 we recorded an income tax provision of $3.9 million and a benefit of $590,000, respectively. For the three and nine months ended September 30, 2002 we recorded a provision of $2.9 million. Our estimated effective tax rate for the first nine months of 2003 was 32%, as compared to 36% for the first nine months of 2002. The estimated tax rate of 36% applied in the third quarter of 2002 excludes a tax benefit of $1.8 million related to certain costs incurred in restructuring actions taken in 2001. These costs were not originally expected to be deductible for tax purposes. However, as a result of actions undertaken in the third quarter of 2002, these costs were considered deductible. See the Income Tax Provision section of Note 1 to Notes to Consolidated Financial Statements and the Summary of Critical Accounting Policies and Estimates included herein for a further discussion of our estimated effective tax rate.

NET INCOME/(LOSS)

     We reported net income of $7.4 million for the three months ended September 30, 2003, as compared to net income of $10.2 million for the three months ended September 30, 2002. For the nine months ended
September 30, 2003, we reported a net loss of $1.3 million, as compared to net income before cumulative effect of a change in accounting principle of $8.8 million for the same period of 2002. Including the cumulative effect of a change in accounting principle (a net benefit of $846,000) related to the adoption of SFAS 142 in 2002, which is discussed in detail in Note 4 to Notes to Consolidated Financial Statements, our net income for the nine months ended September 30, 2002 was $9.6 million.

SEGMENT OPERATING RESULTS

     See Note 2 to Notes to Consolidated Financial Statements for a discussion of our segment reporting. Our measure of segment operating results excludes non-recurring and restructuring charges. We have determined that it is not meaningful to investors to allocate these non-recurring and restructuring charges to our segments. In addition, the Chief Operating Decision Maker of Jones Lang LaSalle (defined collectively as our Executive Committee) measures the segment results without these charges allocated and performance for incentive compensation purposes is assessed before the impact of these charges. As such, these costs are not included in the discussions below. See Note 3 to Notes to Consolidated Financial Statements for a detailed discussion of the non-recurring and restructuring charges.

     We have reclassified certain prior year amounts to conform with the current presentation. A summary of these reclassifications can be found in
Note 1 to Notes to Consolidated Financial Statements.

OWNER AND OCCUPIER SERVICES

     AMERICAS

     Revenue for the Americas region decreased $3.0 million, or 4.2% to $68.3 million for the three months ended September 30, 2003 from $71.3 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, revenue increased $5.9 million, or 3.1%, to $194.5 million from $188.6 million for the same period of 2002. Continued positive performance in the Project and Development Services unit was offset by declines in; (i) our Capital Markets unit in the U.S., as certain transactions have slipped to the fourth quarter, (ii) our Capital Markets unit in Mexico, and (iii) our New York operations where difficult economic conditions continued to impact leasing activity.

     Operating expenses for the Americas region decreased $4.5 million, or 6.9%, to $60.5 million for the three months ended September 30, 2003, as compared to $65.0 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, operating expenses increased $4.7 million, or 2.6%, to $185.5 million from $180.8 million for the same period of 2002. The increase in operating expenses year-to-date is primarily due to the timing of incentive compensation recognition. In addition, in 2003 there is a greater dollar value of incentive compensation that is not subject to normal performance criteria and is therefore accounted for on a straight-line basis. The decrease in operating expense in the third quarter is primarily due to the timing of incentive compensation recognition. See the Periodic Accounting for Incentive Compensation section of Critical Accounting Policies and Estimates, included herein, for a further discussion of the timing of incentive compensation recognition. Operating, administrative and other expenses remained flat year-over-year as there was continued focus on cost control.

     EUROPE

     Revenues for the Europe region increased $7.2 million, or 9.6%, to $81.9 million for the three months ended September 30, 2003 from $74.7 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, revenues increased $16.2 million, or 7.4%, to $235.2 million from $219.0 million for the same period of 2002. This increase in reported U.S. dollar revenues reflects the general strengthening of the euro and pound sterling against the U.S. dollar when compared to last year. Excluding the impact of movements in foreign currency exchange rates, reported U.S. dollar revenues increased 0.2% and decreased 6.2% for the three and nine months ended September 30, 2003, respectively, when compared to the same periods of 2002. The third quarter of 2002 was when we first began to see the full impact of the difficult economic conditions on our revenues in key European markets. Partially contributing to the year-over-year decrease was a large incentive fee related to our Skandia joint venture recorded in the second quarter of 2002 where there was no similar incentive fee in 2003. A positive performance in England for the third quarter of 2003 reflected the impact of certain Capital Markets transactions which had slipped from the second quarter. This positive performance was offset by continued weakness in Germany and certain cross-border capital markets transactions slipping into the fourth quarter. Continued strength in Italy, Spain, Portugal and Central Europe for the first nine months of 2003 was offset by weakness in the core European businesses of Germany, France and Benelux.

     Operating expenses for the Europe region increased $5.5 million, or 7.5%, to $79.3 million for the three months ended September 30, 2003 from $73.8 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, operating expenses increased $19.5 million, or 9.2%, to $231.7 million from $212.2 million for the same period of 2002. Excluding the impact of movements in foreign currency exchange rates, operating expenses decreased 1.5% for the three months ended September 30, 2003, when compared to the same period of 2002, reflecting our continued focus on cost controls. Excluding the impact of foreign currency exchange rates, operating expenses decreased 3.5% for the nine months ended September 30, 2003, when compared to the same period in 2002, reflective of the strong cost control focus and the impact of weaker performance on the timing of incentive compensation recognition. See the Periodic Accounting for Incentive Compensation section of Critical Accounting Policies and Estimates, included herein, for a further discussion of the timing of incentive compensation recognition.

     ASIA PACIFIC

     Revenue for the Asia Pacific region increased $6.4 million, or 17.9%, to $42.1 million for the three months ended September 30, 2003 from $35.7 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, revenues increased $13.0 million, or 12.6%, to $115.9 million from $102.9 million for the same period of 2002. Excluding the impact of movements in foreign currency exchange rates, reported U.S. dollar revenues increased 9.8% and 5.3% for the three and nine months ended September 30, 2003, respectively, when compared to the same periods of 2002. The increase in revenue was driven by strong performance in our strategic growth markets of Japan, Korea, India and China. These increases were achieved despite the SARS epidemic, which caused a slowdown in activity across much of the region, but particularly in Mainland China, Singapore, Taiwan and Hong Kong.

     Operating expense for the Asia Pacific region increased $7.0 million, or 19.7%, to $42.6 million for the three months ended September 30, 2003 from $35.6 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, operating expenses increased $16.7 million, or 16.0%, to $121.3 million from $104.6 million for the same period of 2002. Excluding the impact of movements in foreign currency exchange rates, operating expenses increased 11.5% and 8.1% for the three and nine months ended September 30, 2003, respectively, when compared to the same periods of 2002. The increase in expenses is primarily attributable to compensation and benefits, together with an investment in training and marketing expense as this region implements its strategic growth plan with a strong focus on the markets of North Asia and India, and work to stabilize Australia.

     INVESTMENT MANAGEMENT

     Investment Management revenue decreased $9.1 million, or 26.0%, to $25.9 million for the three months ended September 30, 2003 from $35.0 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, revenue decreased $1.9 million, or 2.5%, to $74.3 million from $76.2 million for the same period of 2002. Excluding the impact of movements in foreign currency exchange rates, Investment Management revenue decreased 27.8% and 6.9% for the three and nine months ended September 30, 2003, respectively, when compared to the same periods of 2002. The most significant driver of the third quarter revenue reduction was that the third quarter of 2002 included a significant incentive fee related to the performance of an investment portfolio in which we have a co-investment. There were no similar sized transactions in 2003. In addition, we have recorded impairment charges in the equity earnings line of the income statement of $2.6 million and $3.7 million for the three and nine months ended September 30, 2003, respectively, representing our equity share of the impairment charge against individual assets held by our investment funds. While we are recognizing impairment charges related to individual assets in these funds in the current period, we do not recognize gains on other individual assets within these funds until they are realized. Overall these funds are not impaired and we believe they are performing at generally expected return levels. A further discussion of this charge can be found in the Asset Impairment section of Critical Accounting Policies and Estimates, included herein. This impairment charge was offset in part by the recognition in the third quarter of 2003 of $1.3 million relating to the fair value of certain common share purchase rights we hold in a publicly traded real estate investment trust. See Note 1 to Notes to Consolidated Financial Statements for a further discussion of these common share purchase rights.

     Operating expenses for Investment Management decreased $2.7 million, or 11.3%, to $21.2 million for the three months ended September 30, 2003 from $23.9 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, operating expenses increased $5.3 million, or 8.6%, to $66.9 million from $61.6 million for the same period of 2002. Excluding the impact of movements in foreign currency exchange rates, operating expenses decreased 14.5% and increased 2.5% for the three and nine months ended September 30, 2003, respectively, when compared to the same periods of 2002. The decrease in operating expense for the three months ended September 30, 2003 can be primarily attributed to reduced incentive compensation as 2002 included incentive compensation tied to specific co-investment incentive fees. See the Periodic Accounting for Incentive Compensation section of Critical Accounting Policies and Estimates, included herein, for a further discussion of the timing of incentive compensation recognition. The decrease in operating expenses was partially offset by a $2 million credit in the third quarter of 2002 related to the reduction of a bad debt reserve originally established in 1995 for Diverse Real Estate Holdings Limited Partnership ("Diverse"). For a more detailed discussion of Diverse See Note 14 to Notes to Consolidated Financial Statements in our most recent Form 10-K filing for the year ended December 31, 2002. The year-to-date increase in expense is primarily attributable to the costs related to the introduction of additional investments and products.

PERFORMANCE OUTLOOK

     Consistent with previous guidance, the firm remains committed to exceeding its prior year adjusted performance, excluding the one time charge for the write-off of a property management system in Australia.
Full year guidance is to meet or exceed $1.00 per share on a GAAP basis, which includes the $.11 charge for the referenced property management system. The Firm continues to remain cautious as to transaction timing and the continuing economic challenges of Europe as the majority of its profits are achieved in the fourth quarter of the year.


CONSOLIDATED CASH FLOWS

     CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

     During the nine months ended September 30, 2003 cash flows provided by operating activities totaled $35.3 million, as compared to $20.2 million during the nine months ended September 30, 2002. The cash flows provided by operating activities for the nine months ended September 30, 2003 can be further divided into cash generated from operations of $46.5 million (compared to $50.3 million generated in 2002) and cash used in balance sheet movements (primarily working capital management) of $11.1 million (compared to a use of $30.0 million in 2002).

     CASH FLOWS USED IN INVESTING ACTIVITIES

     We used $7.6 million for investing activities during the nine months ended September 30, 2003, as compared to $20.7 million used during the nine months ended September 30, 2002. This decrease in investing activity is a result of the timing of our co-investment cash flows, which are dependent upon the underlying fund's investment decisions.

     CASH FLOWS USED IN FINANCING ACTIVITIES

     Cash flows used in financing activities were $27.8 million during the nine months ended September 30, 2003, as compared to $612,000 for the nine months ended September 30, 2002. The increase in cash flows used in financing activities of $27.2 million is primarily due to our continued focus on paying down debt.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. In the second quarter of 2003 we renegotiated our unsecured revolving credit facility agreement, reducing the facility from $275 million to $225 million and extending the term from 2004 to 2006. As of June 26, 2003, this replaced the previous $275 million revolving credit facility agreement and will continue to be utilized for working capital needs, investments and acquisitions. Under the terms of the revolving credit facility, we have the authorization to borrow up to an additional $60.0 million under local facilities. In addition, the facility size may be increased by up to $100 million if we retire our 9% Senior Euro Notes (the "Euro Notes"). We have outstanding euro 165 million in aggregate principal amount of Euro Notes, all of which matures on June 15, 2007. Beginning June 15, 2004, the Euro Notes can be redeemed, at our option, at the following redemption prices: during the twelve-month period commencing June 15, 2004 at 104.50% of principal; during the twelve-month period commencing June 15, 2005 at 102.25% of principal; and commencing June 15, 2006 and thereafter at 100.00% of principal. If the market conditions prove favorable, we intend to call the Euro Notes in June 2004 using the revolving credit facility or other sources to refinance this debt. The Euro Notes carry a 9% interest rate while our credit facility is priced at approximately LIBOR plus 200 basis points. If we were to call the Euro Notes in June 2004, we would incur approximately $11 million (dependent upon prevailing exchange rates) of expense related to the acceleration of debt issuance cost amortization and the premiums paid to redeem the Euro Notes.

     As of September 30, 2003, there was $6.0 million outstanding under the revolving credit facility, euro 165 million ($192.3 million) of borrowings outstanding under the Euro Notes and short-term borrowings (including capital lease obligations) of $10.1 million. The short-term borrowings are primarily borrowings by subsidiaries on various interest-bearing overdraft facilities. As of September 30, 2003, $9.7 million of the total short-term borrowings were attributable to local overdraft facilities. The increase in the reported US dollar book value of the Euro Notes of $19.3 million in the first nine months of 2003 was solely as a result of the strengthening euro. No additional Euro Notes have been issued.

     Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility and the Euro Notes (the "Facilities"), as well as local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to repay its borrowing on an overdraft facility. The guarantees typically have one-year or two-year maturities. We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to recognize and measure the provisions of guarantees. The guarantees of the revolving credit facility, Euro Notes and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $42.1 million, of which $9.7 million was outstanding as of September 30, 2003. We have provided guarantees of $28.7 million related to the local overdraft facilities, as well as guarantees related to the $225 million revolving credit facility and the euro 165 million Euro Notes, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries' third-party debt.

     With respect to the revolving credit facility, we must maintain consolidated net worth of at least $300 million and a leverage ratio not to exceed 3.0 to 1. We must also maintain a minimum interest coverage ratio of
2.5 to 1 and a minimum fixed charge coverage ratio of 1.1 to 1. As part of the renegotiation of the revolving credit facility, the ratios for the funded debt to EBITDA and minimum interest coverage were revised to provide more operating flexibility under these covenants. Our covenants exclude the impact of certain of the non-cash charges related to the non-cash abandonment of a property management system in Australia and certain of the charges taken in 2002 related to the Land Investment Group. We were in compliance with all covenants as of September 30, 2003. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used in 2002 or in the first nine months of 2003 and none were outstanding as of September 30, 2003. The effective interest rate on the Facilities was 8.1% for the nine months ended September 30, 2003 (versus an effective rate of 7.3% for the same period in 2002). The increase in the effective interest rate is due to the mix of our borrowings being more heavily weighted toward the higher coupon Euro Notes.

     We believe that the revolving credit facility, together with the Euro Notes, local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures, co-investment activity and share repurchases.

     We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, Europe and Asia Pacific. Co-investment remains important to the continued growth of Investment Management. As of September 30, 2003, we had total investments and loans of $66.9 million in approximately 20 separate property or fund co-investments, with additional capital commitments of $142.5 million for future fundings of co-investments. With respect to certain co-investment indebtedness, we also had repayment guarantees outstanding at September 30, 2003 of $5.1 million. The $142.5 million capital commitment is a commitment to LaSalle Investment Limited Partnership, referred to as LaSalle Investment Company ("LIC"). We expect that LIC will draw down on our commitment over the next five to seven years as it enters into new commitments. LIC is a series of four parallel limited partnerships and is intended to be our co-investment vehicle for substantially all new co-investments. We have an effective 47.85% ownership interest in LIC. Primarily institutional real estate investors, including a significant shareholder in Jones Lang LaSalle, hold the remaining 52.15% interest in LIC. In addition, our Chairman and another Director of Jones Lang LaSalle are investors in LIC on equivalent terms to other investors. Our investment in LIC is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements. At September 30, 2003, LIC has unfunded capital commitments of $69.0 million, of which our 47.85% share is $33.0 million, for future fundings of co-investments. In the third quarter of 2003, LIC entered into a euro 35 million ($40.8 million) revolving credit facility for its working capital needs. As of September 30, 2003, $4.8 million had been drawn on this facility.

     Net co-investment for the nine months ended September 30, 2003 (gross co-investment funding less return of capital from liquidated co-investments) has been a return of capital of $5.9 million. Given current market conditions and the increased demand for higher quality institutional real estate, we have accelerated the pace of dispositions in order to respond to capital markets trends and lock in gains on behalf of ourselves and our clients. Our planned new co-investment for 2003 is anticipated to be offset by the profitable sale and return of capital from the disposition of existing co-investments, resulting in a net return of capital for the year.

     Capital expenditures are anticipated to be approximately $20 million for 2003, primarily for ongoing improvements to computer hardware and information systems.

     On October 30, 2002, we announced that our Board of Directors had approved a share repurchase program and this approval was reaffirmed by our Board of Directors in September 2003. Under the program, Jones Lang LaSalle may repurchase up to one million shares in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. In the fourth quarter of 2002, we repurchased 300,000 shares at an average price of $15.56 per share. No shares have been repurchased in the first nine months of 2003. We anticipate purchasing up to 400,000 shares in the fourth quarter of 2003. Given that shares repurchased under this program are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for the purposes of calculating earnings per share.

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

     For the three and nine months ended September 30, 2003 we recorded a credit of $90,000 and a charge of $434,000, respectively, to the non-recurring operating, administrative and other expense for additional lease costs of excess space. We are evaluating the exposure related to the early exit of certain leased space currently occupied that was identified as excess as part of the 2002 restructuring program. In accordance with SFAS 146, any costs related to the early exit of the lease would be recorded at the time we cease use of the leased space. We anticipate that we will cease to use this space in 2004, at which point we would expect to incur a charge which could be significant depending on the underlying market conditions at that time.

     ACCOUNTING AND DISCLOSURE BY GUARANTORS

     We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Company has not entered into, or modified guarantees pursuant to the recognition provisions of FIN 45 that have had a significant impact on the financial statements during the nine months ended September 30, 2003. Guarantees covered by the disclosure provisions of FIN 45 are discussed in the "Liquidity and Capital Resources" section within Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB
No. 51" ("FIN 46") . FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. We have not invested in any variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, the FASB has modified the application date of FIN 46 to no later than the end of the interim or annual period ending after December 15, 2003 as it prepares to issue additional guidance. After analyzing the requirements of FIN 46 we have concluded that we have no variable interest entities created prior to February 1, 2003 that would be subject to the provisions of FIN 46.

     ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer; specifically, i) a mandatorily redeemable financial instrument, ii) an obligation to repurchase the issuer's equity, iii) certain obligations to issue a variable number of shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The FASB is in the process of providing additional guidance related to SFAS 150. At this time we do not believe that we have any financial instruments that are subject to the standards of SFAS 150.

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

INTEREST RATES

     We centrally manage our debt, taking into account investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the $225.0 million revolving multi-currency credit facility, due in June 2006, that is available for working capital, investments, capital expenditures and acquisitions. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2002 or the first nine months of 2003, and none were outstanding as of September 30, 2003.

     The effective interest rate on our debt for the three months ended September 30, 2003 was 8.1% as compared to a rate of 7.3% for the same period of 2002. The increase in the effective interest rate is due to the mix of our borrowings being more heavily weighted toward the higher coupon Euro Notes.

FOREIGN EXCHANGE

     Revenues outside of the United States were 62.9% of our total revenues for the nine months ended September 30, 2003. Operating in international markets means that we are exposed to movements in foreign currency exchange rates, primarily the British pound (21.4% of revenues for the nine months ended September 30, 2003), the euro (17.8% of revenues for the nine months ended September 30, 2003) and the Australian dollar (8.4% of revenues for the nine months ended September 30, 2003). Changes in these foreign currency exchange rates would have the largest impact on translating the operating profit of our international operations into US dollars.

     The British pound expenses incurred as a result of both the worldwide operational headquarters and the Europe regional headquarters being located in London act as a partial operational hedge against our translation exposure to the British pound.

     The interest on the euro 165 million of notes acts as a partial hedge against our translation exposure on our euro denominated earnings. We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loans. At September 30, 2003, we had forward exchange contracts in effect with a gross notional value of $190.6 million ($112.9 million on a net basis) and a market and carrying gain of approximately $2.1 million. The net impact on our earnings during the nine months ended September 30, 2003 of the unrealized gain on foreign currency contracts, offset by the loss resulting from re-measurement of foreign currency transactions, was not significant.

DISCLOSURE OF LIMITATIONS

     Since the information presented above includes only those exposures that exist as of September 30, 2003, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and interest and foreign currency rates.


     ITEM 4.  CONTROLS AND PROCEDURES

     Senior Management of the Company, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion and no changes are required at this time.

     In connection with the evaluation by Senior Management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

     In the third quarter of 2001 we established a reserve of $1.6 million which we believe is adequate to cover our exposures resulting from the insolvency of HIH Insurance Ltd. ("HIH"), one of our former insurance providers. HIH provided public liability coverage to the Australian operations of the Company for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring at properties for which we had property management responsibilities. As discussed in Note 3 to Notes to Consolidated Financial Statements, we reduced the reserve by $0.6 million in the second quarter of 2003. As of September 30, 2003, $0.6 million of the reserve established remained to cover claims which would have been covered by the insurance provided by HIH. Although there can be no assurance, we believe this reserve is adequate to cover any remaining claims and expenses resulting from the HIH insolvency. Due to the nature of the claims covered by this insurance, it is possible that future claims may be made.


     ITEM 5. OTHER INFORMATION

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 in Item 1. "Business," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," and elsewhere, in this Quarterly Report on Form 10-Q in
Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 3. "Quantitative and Qualitative Disclosure about Market Risk" and elsewhere, and in other reports filed with the Securities and Exchange Commission. Jones Lang LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

      (b)   Reports on Form 8-K

                 On November 5, 2003, Jones Lang LaSalle filed a Report on
            Form 8-K incorporated a press release announcing earnings for the quarterly period ended September 30, 2003.

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              JONES LANG LASALLE INCORPORATED




Dated:  October 31, 2003      BY:  /S/ LAURALEE E. MARTIN
                                   ------------------------------
                                   Lauralee E. Martin
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Authorized Officer and
                                   Principal Financial Officer)

                             EXHIBIT INDEX



Exhibit
Number           Description
-------          -----------

31.1 Certification of Christopher A. Peacock pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2             Certification of Lauralee E. Martin pursuant to
                 Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1             Certification of Christopher A. Peacock and Lauralee E.
                 Martin pursuant to Securities Exchange Act Rules
                 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.