Form 10-K
period 2003-12-31
JONES LANG LASALLE INC
filed 2004-03-12
CIK 1037976

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934

For the fiscal year
ended December 31, 2003                 Commission File Number 1-13145


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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2003 was $470,346,740.

The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on March 5, 2004 was 31,858,195, which includes 700,000 shares held by a subsidiary of the registrant.

Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders to be held on May 27, 2004 are incorporated by reference in
Part III of this report.

                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .   20

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .   20

Item 4.      Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .   21


PART II

Item 5.      Market for the Registrant's Common Equity
             and Related Shareholder Matters . . . . . . . .   21

Item 6.      Selected Financial Data . . . . . . . . . . . .   22

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .   26

Item 7A.     Quantitative and Qualitative Disclosures
             About Market Risk . . . . . . . . . . . . . . .   58

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   59

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . .  141

Item 9A.     Controls and Procedures . . . . . . . . . . . .  141


PART III

Item 10.     Directors and Executive Officers
             of the Registrant . . . . . . . . . . . . . . .  141

Item 11.     Executive Compensation. . . . . . . . . . . . .  141

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .  141

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .  142

Item 14.     Principal Accounting Fees and Services. . . . .  143


PART IV

Item 15.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .  143


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS. .  144


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .  146

PART I

ITEM 1. BUSINESS

      COMPANY OVERVIEW

      Jones Lang LaSalle Incorporated ("Jones Lang LaSalle", which may be referred to as we, us, our, the Company or the Firm) was incorporated in 1997. Its operations presently include the businesses previously known as LaSalle Partners (founded in 1968) and Jones Lang Wootton (founded in
1783). We are the global leader in real estate services and money management. We serve our clients' real estate needs locally, regionally and globally from offices in over 100 markets in 34 countries on five continents, with approximately 17,300 employees, including approximately 9,200 directly reimbursable property maintenance employees. Our services include: outsourcing; space acquisition and disposition (tenant representation); facilities and property management; project and development management services; consulting; agency leasing; buying and selling properties; corporate finance; capital markets; hotel advisory; and valuations. We also provide real estate money management on a global basis for both public and private assets through LaSalle Investment Management. Our services are enhanced by our integrated global business model, industry leading research capabilities, account management focus and operational excellence.

      We have grown by expanding both our client base and the range of our services and products, as well as through a series of strategic acquisitions and a merger. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single source provider of solutions for our clients' full range of real estate needs. We solidified this network of services around the globe through the merger of the businesses of the Jones Lang Wootton companies ("JLW") with those of LaSalle Partners Incorporated ("LaSalle Partners") effective
March 11, 1999.


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

      In October 1998, we acquired all of the common stock of the COMPASS group of real estate service companies (collectively referred to as "COMPASS") from Lend Lease Corporation Limited. The acquisition of COMPASS made us the largest property management services company in the United States and expanded our international presence into Australia and South America.

      On March 11, 1999, LaSalle Partners merged its business with that of JLW and changed its name to Jones Lang LaSalle Incorporated. In connection with the merger, we issued 14.3 million shares of common stock and paid cash consideration of $6.2 million.

[ graphics indicating -- ]
                              OUR VALUE MODEL

               Performing Consistently and Maximizing Growth



                              VALUE CREATION
                              --------------

                              .     Clients

                              .     Employees

                              .     Shareholders



                               VALUE DRIVERS
                               -------------

                        .     Integrated Global Services

                        .     Research

                        .     Account Management

                        .     Operational Excellence

                        .     Strong Brand



  [insert graphic - Occupiers and Investors encircling and indicating - ]


      REAL ESTATE                         REAL ESTATE
      OCCUPIER SERVICES                   MONEY MANAGEMENT

      -     Outsourcing                   -     Global Investment
      -     Tenant Representation               Capability
      -     Facilities Management         -     Institutional/Retail
      -     Project & Development               Capital
            Services                      -     Direct and Indirect
      -     Consulting                          Vehicles
                                          -     Private & Public
                                          -     Income, Value-Add &
                                                Opportunistic Investments


      REAL ESTATE CAPITAL MARKETS         REAL ESTATE INVESTOR SERVICES

      -     Investment Banking            -     Leasing
      -     Corporate Finance             -     Property Management
      -     Acquisitions & Dispositions   -     Project &
      -     Financial Restructuring             Development Services
      -     Debt & Equity Raising         -     Consulting
      -     Hotel Advisory                -     Valuations
                                          -     Property Auctions

      Articulating our range of services and approach to business, our Value Model offers a graphical definition of our mission:

            To deliver exceptional strategic, fully integrated services and solutions for real estate owners, occupiers and investors worldwide.

      The model describes how we serve clients with four broad sets of services:

      .     Real Estate Money Management,
      .     Real Estate Investor Services,
      .     Real Estate Capital Markets, and
      .     Real Estate Occupier Services.

      We believe this combination of services, skills and expertise sets us apart from our competitors. Consultancy practices typically do not share our implementation capability and market awareness. Investment banking and investment management competitors generally possess neither our local market knowledge nor our real estate service capabilities. Traditional real estate firms lack our financial expertise and experience.

      Five key value drivers distinguish our business activities (see "Competitive Advantages" below):

      .     our integrated global service platform,
      .     the quality and worldwide reach of our research function,
      .     our focus on account management as a means to provide superior client service,
      .     our reputation for operational excellence as measured by best practices and the skills and experience of our people, and
      .     the strength of our brand.


      Our business model is designed to create value: for our clients, our shareholders and our employees. Based on our established presence in, and intimate knowledge of real estate and capital markets worldwide, and supported by our investments in thought leadership, we believe that we create value for clients by addressing not only their real estate needs, but also their broader business, strategic, operating and financial goals. We believe that the ability to create and deliver value drives our own ability to grow our business and improve profitability and shareholder value. In doing so, we enable our people to demonstrate their technical competence and advance their careers by taking on new and increasing responsibilities as our business expands.

      BUSINESS SEGMENTS

      We manage our business along a combination of functional and geographic lines. We report our operations as four business segments: (i) Investment Management, which offers Real Estate Money Management services on a global basis, and the three geographic regions of Investor and Occupier Services ("IOS"): (ii) Americas, (iii) Europe and (iv) Asia Pacific, each of which offers our full range of Real Estate Investor Services, Real Estate Capital Markets and Real Estate Occupier Services. The Investment Management segment provides Real Estate Money Management services to institutional investors and high-net-worth individuals. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "implementation services") and property management, facilities management services, project and development management services (collectively "management services"). For financial information and a discussion of the operating performance of each segment, refer to "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

VALUE DELIVERY - IOS AMERICAS, EUROPE AND ASIA PACIFIC

      To address the local, regional and global needs of real estate investors and occupiers, we provide a full range of integrated property, project management and transaction services in our regional operating segments of the Americas, Europe and Asia Pacific. Services are delivered through multiple delivery teams.

      AGENCY LEASING SERVICES executes marketing and leasing programs on behalf of investors, developers, property companies and public bodies to secure tenants and negotiate leases with terms that reflect our client's best interests. In 2003 we completed approximately 8,000 agency leasing transactions representing approximately 63 million square feet of space.

      Agency leasing fees are typically based on a percentage of the value of the lease revenue commitment for leases consummated.

      PROPERTY MANAGEMENT SERVICES provides on-site management services to real estate investors for office, industrial, retail and specialty properties. We seek to leverage our market share and buying power to deliver superior service for clients. Our goal is to enhance our clients' property values through aggressive day-to-day management focused on maintaining high levels of occupancy and tenant satisfaction, while lowering property operating costs. During 2003 we provided on-site Property Management Services for office, retail, mixed-use and industrial properties totaling approximately 505 million square feet.

      Property management services are typically provided by an on-site general manager and staff who are supported by regional supervisory teams and central resources in such areas as training, technical and environmental services, accounting, marketing and human resources. Our general managers are responsible for property management activities, client satisfaction and financial results. They are not compensated by fees or commissions, but through a combination of base salary and performance bonus that is directly linked to results produced for clients. Increasingly, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue or occupancy objectives, or tenant satisfaction levels. Consistent with industry custom, management contract terms typically range from one to three years, but may be canceled at any time following a short notice period, usually 30 to 60 days.

      PROJECT AND DEVELOPMENT SERVICES units provide a variety of services- -including interior build-out and conversion management, move management and strategic occupancy planning services--to tenants of leased space, owners in self-occupied buildings and owners of real estate investments. Project and Development Management Service units frequently manage relocation and build-out initiatives for clients of our Property Management Services, Corporate Property Services and Tenant Representation Services units. Project and Development Management Services will also manage all aspects of development and renovation of commercial projects for our clients. During 2003 we continued to expand this service to the public sector, particularly to the military services and educational institutions.

      Project and Development Services units are typically compensated on the basis of negotiated fees. Client contracts are typically multi-year in duration and may govern a number of discrete projects, with individual projects being completed in less than one year.

      VALUATION SERVICES provides clients with professional valuation services, helping them determine accurate values for office, retail, industrial and mixed-use properties. Such services may involve valuing a single property or a global portfolio of multiple property types. Valuations, which typically involve commercial property, are completed for a variety of purposes including acquisitions, dispositions, debt and equity financings, mergers and acquisitions, securities offerings and privatization initiatives. Clients include occupiers, investors and financing sources from the public and private sectors. Our valuation specialists provide valuation services to clients in nearly every developed country. During 2003 we performed over 26,500 valuations of properties with an aggregate value of approximately $254 billion.

      Compensation for valuation services is generally negotiated for each assignment based on its scale and complexity, and typically relates in part to the value of the underlying assets.

      CAPITAL MARKETS SERVICES includes institutional property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. Combining local market knowledge with our access to global capital sources, the Capital Markets Services unit provides clients with superior execution in raising capital for their real estate assets. By researching, developing and introducing innovative new financial products and strategies, our Capital Markets Services units are integral to the business development efforts of our other businesses. In 2003 we completed institutional property sales and acquisitions, debt financings and equity placements on assets and portfolios valued at approximately $18 billion.

      Capital Markets Services units are typically compensated on the basis of the value of transactions completed or securities placed. In certain circumstances, we receive retainer fees for portfolio advisory services.

      TENANT REPRESENTATION SERVICES seeks to develop strategic alliances with clients to deliver ongoing assistance to meet their real estate needs and to help clients evaluate and execute transactions to meet their occupancy requirements. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions and negotiating lease and ownership terms with third parties. We seek to help our clients lower real estate costs, minimize real estate occupancy risks, improve occupancy control and flexibility, and create more productive office environments. We employ a multidisciplinary approach to develop occupancy strategies linked to our clients' core business objectives. In 2003 we completed over 2,800 tenant representation transactions involving approximately 49 million square feet.

      Compensation for Tenant Representation Services is generally determined on a negotiated fee basis. Such fees often involve performance measures related to targets that we and our clients establish prior to engagement or, in the case of strategic alliances, at annual intervals thereafter. Quantitative and qualitative measurements are used to assess performance relative to these goals, and we are compensated accordingly, with incentive fees often awarded for superior performance.

      CORPORATE PROPERTY SERVICES provides comprehensive portfolio and property management ("facilities management") services to corporations and institutions that outsource the management of their occupied real estate. Properties under management range from corporate headquarters to industrial complexes. During 2003, the Corporate Property Services units provided facilities management services for approximately 220 million square feet of real estate. Our target clients typically have large portfolios (usually over one million square feet) that offer significant opportunities to reduce costs and improve service delivery. Performance measures are generally developed to quantify progress made toward mutually determined goals and objectives. Depending on client needs, the Corporate Property Services units, either alone or partnering with other business units, provide services that include portfolio planning, property management, leasing, tenant representation, acquisition, finance, disposition, project management, development management and land advisory services.

      The Corporate Property Services units are compensated on the basis of negotiated fees that are typically structured to include a base fee and performance bonus. We base performance bonus compensation on a quantitative evaluation of progress toward performance measures and regularly scheduled client satisfaction surveys. Corporate Property Services agreements are typically three to five years in duration but are cancelable at any time upon a short notice period, usually 30 to 60 days, as is typical in the industry.

      STRATEGIC CONSULTING provides clients with specialized, value-added real estate consulting services and strategies in such areas as mergers and acquisitions, privatization, development and asset strategy, occupier portfolio strategy, organizational strategy and work-process design. Strategic Consulting professionals focus on translating global best practices into local real estate solutions for clients.


VALUE DELIVERY - REAL ESTATE MONEY MANAGEMENT

      Our global real estate money management business, a member of the Jones Lang LaSalle group, operates under the name of LaSalle Investment Management. LaSalle Investment Management shapes its strategy around three priorities:

      .     developing and executing customized investment strategies
            that meet the specific investment objectives of each of our clients,
      .     providing superior investment performance, and
      .     delivering uniformly high levels of services.

      We provide real estate money management services to institutional investors and high net-worth individuals. We seek to establish and maintain relationships with sophisticated investors who value our global platform and extensive local market knowledge. As of December 31, 2003, LaSalle Investment Management managed approximately $23 billion of public and private real estate assets, making us one of the world's largest managers of institutional capital invested in real estate assets and securities.

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

      We believe the success of our money management business comes from our industry-leading research capabilities, innovative investment strategies, global presence and local market knowledge, and a strong client focus. We maintain an extensive real estate research department whose dedicated professionals monitor real estate and capital market conditions around the world to enhance current investment decisions and identify future opportunities. In addition to drawing on public sources for information, our research department utilizes the extensive local presence of Jones Lang LaSalle professionals throughout the world to gather and share proprietary insight into local market conditions.

      The investment and capital origination activities of our money management business have grown increasingly global. As of December 31, 2003, 55% of LaSalle Investment Management's assets under management were invested outside the United States. We expect money management activities outside the United States, both fund raising and investing, to increase as a proportion of total capital raised and invested, and we see a growing trend of cross-border capital movement.

      PRIVATE INVESTMENTS IN REAL ESTATE PROPERTIES. To serve our money management clients, LaSalle Investment Management oversees the acquisition, management, leasing, financing and divestiture of real estate investments across a broad range of real estate property types. LaSalle Investment Management introduced its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including six funds that invest in assets in the United States, four funds that invest in assets located in continental Europe and one fund that invests in assets in Asia Pacific. LaSalle Investment Management also maintains separate account relationships with investors for whom LaSalle Investment Management manages private real estate investments. As of December 31, 2003 LaSalle Investment Management had approximately $19 billion in assets under management in these funds and separate accounts.

      Some investors prefer to partner with money managers willing to co-invest their own funds in order to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest funds alongside the investments of clients' funds will continue to be an important factor in maintaining and continually improving our competitive position. We also believe that our co-investment strategy will greatly strengthen our ability to continue to raise capital for new investment funds. By creating new investment funds, and thereby increasing assets under management, we also gain the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such assets. At December 31, 2003, we had a total of $71 million of investments in, and loans to, co-investments.

      LaSalle Investment Management conducts its operations with teams of professionals dedicated to achieving specific client objectives. LaSalle Investment Management establishes investment committees within each region whose members have specialized knowledge applicable to underlying investment strategies. These committees must approve all investment decisions for private market investments. The investment committee approval process is employed for LaSalle Investment Management's investment funds and for all separate account relationships.

      LaSalle Investment Management is generally compensated for money management services for private equity investments based on initial capital invested and managed, with additional fees tied to investment performance above benchmark levels. The terms of contracts vary by the form of investment vehicle involved and the type of service provided. Our investment funds have various life spans, typically ranging between five and ten years. Separate account advisory agreements generally have three-year terms with "at will" termination provisions and may include compensation arrangements that are linked to the market value of the assets under management.

      INVESTMENTS IN PUBLIC EQUITY AND DEBT SECURITIES. LaSalle Investment Management also offers clients the ability to invest in separate accounts focused on public real estate equity and debt securities. LaSalle Investment Management invests the capital of these clients principally in publicly traded securities of REITs and property company equities. As of December 31, 2003, LaSalle Investment Management had approximately $4 billion of assets under management in these types of investments. LaSalle Investment Management is typically compensated by securities investment clients on the basis of the market value of assets under management.

COMPETITIVE ADVANTAGES

      We believe that the five value drivers articulated in the Jones Lang LaSalle Value Model create several competitive advantages that have established us as a leader in the real estate services and real estate money management industries.

      INTEGRATED GLOBAL SERVICES. By offering a wide range of high quality, complementary services, we can combine our services to develop and implement real estate strategies that meet the increasingly complex needs of our clients. We also believe that we have secured an established business presence in the world's principal real estate markets, with the result that we can grow revenues without a substantial increase in infrastructure costs. With offices in over 100 markets in 34 countries on five continents, we have in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe.
This geographic coverage positions us to serve our multinational clients and manage investment capital on a global basis. In addition, our cross-selling potential across geographies and product lines creates revenue sources for multiple business units within Jones Lang LaSalle.

      INDUSTRY-LEADING RESEARCH. We invest in and rely on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy. Our Global Research Committee oversees and coordinates the activities of more than 150 research professionals who cover market and economic conditions in 36 countries around the world. Jones Lang LaSalle produces more than 300 research publications annually. Research also plays a key role in keeping colleagues throughout the organization attuned to important events and changing conditions in world markets. Dissemination of this information to colleagues is facilitated through our company-wide intranet.

      ACCOUNT MANAGEMENT. We believe that our ability to deliver superior service to our clients is supported by our ongoing investments in Account Management and Client Relationships Management. Our goal is to provide each client with a single point of contact at our firm, an individual who is answerable to, and accountable for, all the activities we undertake for the client.

      To institutionalize our Account Management orientation, we developed Total Performance Management, a business philosophy that promotes a standard of excellence in relationships with clients and colleagues. While TPM draws from established practices of top-performing organizations, it is unique to Jones Lang LaSalle. Superior client service is furthered through best practices in Client Relationship Management, the practice of soliciting and acting upon regular client feedback, and recognizing each clients' definition of excellence.

      Our client-driven focus enables us to develop long-term relationships with real estate investors and occupiers. By developing these relationships, we are able to generate repeat business and create recurring revenue sources. In many cases we establish strategic alliances with clients whose ongoing service needs mesh with our ability to deliver fully integrated real estate services across multiple business units and office locations. Our relationship focus is supported by an employee compensation system that we believe is unique in the real estate industry. We compensate our professionals through a salary and bonus plan designed to reward client relationship building, teamwork and quality performance, rather than on a commission basis, which is typical in the industry.

      OPERATIONAL EXCELLENCE. We believe that our investments in research, technology, people and innovation enable us to develop, share and continually evaluate best practices across our global organization. As a result, we believe that we are able to deliver the same, consistently high levels of client service and operational excellence wherever our clients' real estate investment and services needs take them.

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

      We believe that our investments in research, technology, people and thought leadership position our firm as a leading innovator in our industry. Major research initiatives, like our "World Winning Cities" program and "Global Real Estate Transparency Index," which investigate emerging trends, help us anticipate future conditions and shape new services to benefit our clients. Professionals in our Strategic Consulting practice identify and address shifting market and business trends to address changing client needs and opportunities. Our Real Estate Money Management business relies on our comprehensive investigation of global real estate and capital markets to develop new investment products and services tailored to the specific investment goals and risk/return objectives of our clients. We believe that our commitment to innovation helps us secure and maintain profitable long-term relationships with the clients we target: the world's leading real estate owners, occupiers and investors.

      STRONG BRAND. Based on our industry knowledge, commissioned marketing surveys, coverage in top-tier business publications and our number of long-standing client relationships, we believe that we are widely recognized by large corporations and institutional investors and occupiers of real estate as a provider of high quality, professional real estate and money management services. We believe that the strength of the Jones Lang LaSalle brand and our reputation for quality services represent significant advantages when we pursue new business opportunities.


INDUSTRY TRENDS

      INCREASING DEMAND FOR GLOBAL SERVICES; GLOBALIZATION OF CAPITAL FLOWS. Many corporations based in countries around the world have pursued growth opportunities in international markets. This activity has increased the demand for global real estate services, including corporate property services, tenant representation and leasing and property management. We believe that this trend will favor real estate service providers with the capability to provide services--and consistently high service levels--in multiple markets around the world. Additionally, real estate capital flows have become increasingly global, as more investors seek real estate investment opportunities beyond their existing borders. This trend has created new markets for investment managers equipped to facilitate international real estate capital flows and execute cross-border real estate transactions.

      CONSOLIDATION. The real estate services industry has experienced significant consolidation in recent years. We believe that as a result of substantial existing infrastructure investments and the ability to spread fixed costs over a broader base of business, it is possible to recognize incrementally higher margins on property management and corporate property services assignments as the amount of square footage under management increases.

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

      GROWTH OF OUTSOURCING. In recent years, on a global level, outsourcing of professional real estate services has increased substantially, as corporations have focused corporate resources, including capital, on core competencies. In addition, public and other non-corporate users of real estate, including government agencies and health and educational institutions, have begun to outsource real estate activities as a means of reducing costs. As a result, we believe there are significant growth opportunities for firms like ours that can provide integrated real estate services across many geographic markets.

      ALIGNMENT OF INTERESTS OF INVESTORS AND INVESTMENT MANAGERS. Institutional investors continue to allocate significant portions of their investment capital to real estate, and many investors have shown a desire to commit their capital to investment managers willing to co-invest their own funds in specific real estate investments or real estate funds. In addition, investors are increasingly requiring that fees paid to investment managers be more closely aligned with investment performance. As a result, we believe that investment managers with co-investment capital, like LaSalle Investment Management, will have an advantage in attracting real estate investment capital. In addition, co-investment typically brings with it the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such investments.

GROWTH STRATEGY

      We intend to capitalize on our competitive advantages, the opportunities created by our global platform and broad product and service lines, and our solutions approach to the marketplace by pursuing the following growth strategies:

      EXPANDING CLIENT RELATIONSHIPS. Based on our ability to deliver high-quality real estate services, we have been able to leverage discrete client assignments successfully into comprehensive relationships that engage several or all of our business groups. Current industry trends, particularly the globalization of corporate clients and the increased outsourcing of real estate services on a global basis, provide a favorable environment for us to increase the scope of our current client relationships and develop new relationships through our broad array of services. We are successfully expanding the strategic alliance approach to our business units worldwide.

      STRENGTHENING INTERNATIONAL PRESENCE. Supported by our extensive global platform, we plan to add and expand services that are well developed in particular regions and business units to our other regions and business units. In particular, we have identified markets in Asia that offer new client and product growth.

      PROVIDING CONSISTENT, HIGH QUALITY SERVICE. The objective of our Global Client Services unit is to ensure that worldwide operations interact with each other at the consistently high levels our clients have come to expect. Through the delivery of high quality service, we aim to expand current client relationships, grow our business organically and further strengthen our brand and reputation. Global Client Services also ensures that our worldwide operations interact efficiently to effect the delivery of our differentiated value drivers. In addition, Global Client Services acts as a catalyst to assist professionals across all groups as they market the multiple services of the firm to existing and prospective clients.

      PURSUING CO-INVESTMENT OPPORTUNITIES. We believe that an important growth driver of our business is our ability to co-invest our funds alongside those of clients. Some investors continue to favor money managers who co-invest their own funds in newly formed investment vehicles in order to more closely align the interests of the investor and the investment manager. Also, by creating new investment funds, and thereby increasing our assets under management, we gain the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such assets.

      CONTINUING TO DEVELOP TECHNOLOGY. Our technology strategy is to provide truly integrated, high-value-added information and tools to our clients and employees worldwide by using proven technology architecture and advancing innovative technology solutions.


EMPLOYEES

      With the help of aggressive goal and performance measurements, we attempt to instill in all of our people the commitment to be the best. Our goal is to be the real estate advisor clients want to work with and the employer of choice in our industry. Our objective is to invest in and continue to attract, motivate and retain the best people. The following table details our headcount at December 31, 2003 and 2002:

                                                     2003        2002
                                                    ------      ------
     Professional. . . . . . . . . . . . . . .       6,600       5,800
     Support . . . . . . . . . . . . . . . . .       1,500       1,600
                                                    ------      ------
                                                     8,100       7,400

     Directly reimbursable property
       maintenance . . . . . . . . . . . . . .       9,200       9,500

     Total Employees . . . . . . . . . . . . .      17,300      16,900
                                                    ======      ======

     Directly reimbursable project
       management employees included as
       professionals above . . . . . . . . . .       2,100       1,600


      The increase in headcount in 2003 is driven by increased outsourcing engagements, as well as investments in our growing business in India and China.

      The directly reimbursable project management employees work with clients that have a contracted fee structure comprised of a fixed management fee as well as a separate component, which allows for scheduled reimbursable personnel and other expenses to be billed directly to the client.

      Approximately 5,100 and 4,800 of our professional and support staff in 2003 and 2002, respectively, were based in countries other than the United States. Approximately 6,200 and 6,500 of our directly reimbursable property maintenance workers in 2003 and 2002, respectively, were based in countries other than the United States. None of our employees are members of any labor union with the exception of approximately 630 of our directly reimbursable property maintenance employees. We have generally had satisfactory relations with our employees.

COMPANY WEBSITE

      Jones Lang LaSalle's website address is www.joneslanglasalle.com where we make available, free of charge, our Form 10-K, 10-Q and 8-K reports as soon as reasonably practicable after electronic filing with the Securities and Exchange Commission. The Company's Code of Business Ethics, which applies to all employees of the Company, including our Chairman and Chief Executive Officer, Chief Financial Officer, Global Controller and members of our Board of Directors, can also be found on our website. In addition, the Company intends to post any amendment of, or waiver to, the Code of Business Ethics with respect to a member of our Board of Directors or executive officers.

RISKS TO OUR BUSINESS

      One of the challenges of a global business such as ours is to be able to determine in a sophisticated manner the principal risks that in fact exist and then to determine how best to employ available resources to prevent, mitigate, and/or minimize those risks having the greatest potential to occur and which have the greatest potential to cause significant damage from an operational, financial or reputational standpoint. An important dynamic that must be overlaid is how much and what types of commercial insurance to obtain and how much risk may be uninsured consistent with the infrastructure that is in place within the organization to identify and properly manage it. While we attempt to approach these issues in an increasingly sophisticated and coordinated manner across the globe, our failure to identify or manage the risks that exist in our business could result in a material adverse effect on our business, results of operations and financial condition.

      GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS CAN HAVE A NEGATIVE IMPACT ON OUR BUSINESS. We have recently experienced, and can expect in the future, to be negatively impacted by periods of economic slowdown or recession and declines in the demand for real estate. This has been evidenced by our performance over the course of the last few years. The real estate market tends to be cyclical and related to the condition of the economy as a whole or, at least, to the perceptions of investors and users as to the economic outlook. For example, corporations may be hesitant to expand space or enter into long-term commitments if they are concerned with the economic environment. Negative economic conditions and declines in the demand for real estate in several markets or in significant markets could have a material adverse effect on our business, results of operations and financial condition, including as a result of the following factors:

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

      THE INTERNATIONAL SCOPE OF OUR OPERATIONS, AND OUR OPERATIONS IN PARTICULAR REGIONS AND COUNTRIES, INVOLVE A NUMBER OF RISKS FOR OUR BUSINESS. The fact that we operate in 34 countries presents risks for our business in a number of ways. If the risks, including the following, associated with the international scope of our operations and our operations in particular regions and countries cannot be or are not successfully managed, our business, operating results and financial condition could be materially and adversely affected.

..     DIFFICULTIES AND COSTS OF STAFFING AND MANAGING INTERNATIONAL
      OPERATIONS; COMMUNICATIONS AND ENFORCEMENT OF OUR POLICIES AND OUR CODE OF ETHICS

      The coordination and management of international operations poses additional costs and difficulties. We must manage operations in many time zones and involving people with language and cultural differences. Our success depends on finding and retaining people capable of effectively dealing with these challenges and who will represent the Company with the highest levels of integrity. If we are unable to attract and retain qualified personnel, our growth may be limited and our business and operating results could suffer.

      Among the challenges we face in retaining our people is to maintain a compensation system that rewards our people consistent with local markets and also consistent with our profitability, which can be especially difficult where competitors may be attempting to gain market share by hiring our best people at rates of compensation that are well above the market. We have committed resources to effectively coordinate our business activities around the world to meet our clients' needs, whether they be local, regional or global. We are also in the process of enhancing the organization and communication of corporate policies, particularly where we determine that the nature of our business poses the greatest risk of noncompliance.

      When addressing staffing in connection with a restructuring of our organization or a downturn in economic conditions or activity, we must take into account the employment laws of the countries in which actions are contemplated, which in some cases can result in significant costs and/or time delays in implementing headcount reductions. Our ability to manage such operational fluctuations and to maintain adequate long-term strategies in the face of such developments will be critical to our continued growth and profitability.

      The geographical and cultural diversity in our organization makes it more challenging to communicate the importance of adherence to our Code of Business Ethics, to monitor and enforce compliance with its provisions on a world-wide basis and in order to ensure local compliance with United States laws that apply globally, such as the Foreign Corrupt Practices Act and the Patriot Act. We have introduced an Ethics Everywhere program to address these challenges and to attempt to maintain a high level of awareness about, and compliance with, our Code of Business Ethics. Breaches of our Code of Business Ethics, particularly by our executive management, could have a material adverse effect on our operating results or financial condition.

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

      Additionally, although we operate globally, we report our results in U.S. dollars and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro, the pound sterling and the Australian dollar, each a currency used in a significant portion of our operations, weakened significantly against the U.S. dollar in 2001 but gradually strengthened over the last nine months of 2002 and has remained strong in 2003. For the year ended
      December 31, 2003, 61.1% of our operating income was attributable to operations with U.S. dollars as their functional currency, and 38.9% was attributable to operations having other functional currencies.
      In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

      We are authorized to use currency-hedging instruments, including foreign currency forward contracts, purchased currency options and borrowings in foreign currency. There can be no assurance that such hedging will be effective, and an ineffective hedging instrument may expose us to currency losses.

      The following table sets forth the revenues derived from our most significant currencies (based upon 2003 revenues, $ in millions). The euro revenues include our businesses in France, Germany, Italy, Ireland, Spain, Portugal, Holland, Belgium and Luxembourg.

              MOST SIGNIFICANT CURRENCIES ON A REVENUE BASIS

                                              2003           2002
                                             ------         ------
            United States Dollar              368.4          331.7
            United Kingdom Pound              196.5          186.0
            Euro                              164.2          146.9
            Australian Dollar                  77.8           63.4
            Other currencies                  142.9          134.6
                                             ------         ------
            Total Revenues                    949.8          862.6
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

..     BURDEN OF COMPLYING WITH MULTIPLE AND POTENTIALLY CONFLICTING LAWS
      AND REGULATIONS AND DEALING WITH CHANGES IN LEGAL AND REGULATORY REQUIREMENTS; LICENSING; REGULATORY AND CONTRACTUAL LIABILITIES

      We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents challenges. As an example, in the United Kingdom, the Financial Services Authority (FSA) regulates the conduct of investment businesses and the Royal Institute of Chartered Surveyors (RICS) regulates the profession of Chartered Surveyors, which is the professional qualification required for certain of the services we provide in the United Kingdom, through upholding standards of competence and conduct. Additionally, changes in legal and regulatory requirements can impact our ability to engage in business in certain jurisdictions or increase the cost of doing so.

      The brokerage of real estate sales and leasing transactions requires us to maintain licenses in various jurisdictions in which we operate. If we fail to maintain our licenses or conduct brokerage activities without a license, we may be required to pay fines or return commissions received or have licenses suspended. In addition, because the size and scope of real estate sales transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous licensing regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws and regulations applicable to our business, both in the United States and in foreign countries, also may change in ways that materially increase the costs of compliance.

      As a licensed real estate service provider in various jurisdictions, we and our licensed employees may be subject to various due diligence, disclosure and standard-of-care obligations in the jurisdictions in which we operate. Failure to fulfill these obligations could subject us to litigation from parties who purchased, sold or leased properties we brokered or managed. We could become subject to claims by participants in real estate sales or other services claiming that we did not fulfill our obligations as a service provider or broker (including, for example, with respect to conflicts of interests where we are acting, or are perceived to be acting, for two or more different clients with potentially contrary interests).

      In addition, we hire and supervise third-party contractors to provide construction and engineering services for our managed properties. Under our contracts with clients, we may be subjected to claims for construction defects or other similar actions. Adverse outcomes of property management litigation could negatively impact our business, financial condition or results of operations.

..     GREATER DIFFICULTY IN COLLECTING ACCOUNTS RECEIVABLE IN CERTAIN
      COUNTRIES AND REGIONS

      We face challenges to our ability to efficiently and/or effectively collect accounts receivable in certain countries and regions. For example, in Asia, many countries have underdeveloped insolvency laws and clients often are slow to pay, and in Europe, clients in some countries, particularly Spain, Italy and France, also tend to delay payments, reflecting a different business culture.

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

      We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements are cancelable by the client for any reason on as little as 30 to 60 days' notice, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or we are otherwise unable to retain existing clients and develop new clients, our business, results of operations and financial condition will be materially adversely affected.

      THE SEASONALITY OF OUR BUSINESS EXPOSES US TO RISKS. Our revenues and profits tend to be significantly higher in the fourth quarter of each year than the other three quarters. This is a result of a general focus in the real estate industry on completing transactions by calendar-year-end and the fact that certain expenses are constant through the year. Historically, we have reported a small loss in the first quarter, a small profit or loss in the second and third quarters and a large profit in the fourth quarter, excluding the recognition of investment generated performance fees. The seasonality of our business makes it difficult to determine during the course of the year whether plan results will be achieved, and thus, to adjust to changes in expectations. Additionally, negative economic or other conditions which arise at a time when they impact performance in the fourth quarter may have a more significant impact than if they occurred earlier in the year. To the extent we are not able to identify and adjust for changes in expectations or we are confronted with negative conditions which impact inordinately on the fourth quarter of a year, this could have a material adverse effect on our business, results of operations and financial condition.

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

      CO-INVESTMENT ACTIVITIES SUBJECT US TO REAL ESTATE INVESTMENT RISKS AND POTENTIAL LIABILITIES. An important part of our investment strategy includes investing in real estate along with our money management clients. Investing in this manner exposes us to a number of risks which could have a material adverse effect on our business, results of operations and financial condition, including as a result of the following risks:

..     We may lose some or all of the capital which we invest if the investments perform poorly.

..     We will have fluctuations in earnings and cash flow as we recognize gains or losses, and receive cash, upon the disposition of investments, the timing of which is geared towards the benefit of our clients.

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

      WE HAVE INDEBTEDNESS THAT COULD IMPEDE OUR OPERATIONS AND FLEXIBILITY. At December 31, 2003, we had $211.4 million of indebtedness on a consolidated basis. We have borrowed through a euro 165 million (year-end book value in U.S. dollars of $207.8 million) 9.0% Senior Euro Notes offering and a $225 million revolving credit facility. Our average outstanding borrowings under the Euro Notes and revolving credit facility were $215.3 million during 2003, and the effective interest rate was 8.2%.

      We need approximately $18.5 million annually to make required interest payments on our Euro Notes and the outstanding portion of our revolving credit facility. If the market conditions prove favorable, we intend to redeem the Euro Notes in June 2004. If we were to redeem the Euro Notes in June 2004, we would incur approximately $11.5 million (dependent upon prevailing exchange rates) of expense, of which approximately $2.5 million would relate to the non-cash acceleration of debt issuance costs. The Euro Notes have a fixed rate of interest and the revolving credit facility has a variable rate based on the market, plus a margin. The variable rate and margin features of the revolving credit facility could result in higher borrowing costs if market interest rates or the margin rise. An increase of 50 basis points in the 2003 average interest rate on the revolving credit facility would have resulted in a $135,000 increase in our borrowing cost, less than one cent per share.

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

      In addition, the covenants require that we maintain a consolidated net worth of at least $318 million and a leverage ratio not exceeding 3.0 to 1. We must also maintain a minimum interest coverage ratio of 2.5 to 1 and a minimum fixed charge coverage ratio of 1.1 to 1. There are no covenants or triggers related to a change in credit rating or a material adverse change.

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

      THE CHARTER AND THE AMENDED BYLAWS OF JONES LANG LASALLE AND THE MARYLAND GENERAL CORPORATE LAW COULD DELAY, DEFER OR PREVENT A CHANGE OF CONTROL. The charter and bylaws of Jones Lang LaSalle include provisions that may discourage, delay, defer or prevent a takeover attempt that may be in the best interest of shareholders of Jones Lang LaSalle and may adversely affect the market price of our common stock.

      Pursuant to the charter of Jones Lang LaSalle, we have a classified board of directors, pursuant to which directors are divided into three classes, with three-year staggered terms. The classified board provision could increase the likelihood that, in the event an outside party acquired a controlling block of our capital stock or initiated a proxy contest, incumbent directors nevertheless would retain their positions for a substantial period, which may have the effect of discouraging, delaying or preventing a change in control of Jones Lang LaSalle. In addition, the charter and bylaws provide for:

..     the ability of the board of directors to establish one or more classes and series of capital stock including the ability to issue up to 10,000,000 shares of preferred stock, and to determine the price, rights, preferences and privileges of such capital stock without any further shareholder approval;

..     a requirement that any shareholder action taken without a meeting be pursuant to unanimous written consent; and

..     certain advance notice procedures for Jones Lang LaSalle shareholders nominating candidates for election to the Jones Lang LaSalle board of directors.

      Under the Maryland General Corporate Law (the "MGCL"), certain "Business Combinations" (including a merger, consolidation, share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation's shares or an affiliate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding voting stock of the corporation (an "Interested Shareholder") or an affiliate of the Interested Shareholder are prohibited for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder. Thereafter, any such Business Combination must be recommended by the board of directors of such corporation and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding voting shares of the corporation and (2) 66-2/3% of the votes entitled to be cast by holders of outstanding voting shares of the corporation other than shares held by the Interested Shareholder with whom the Business Combination is to be effected, unless, among other things, the corporation's shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its shares. Pursuant to the MGCL, these provisions also do not apply to Business Combinations which are approved or exempted by the board of directors of the corporation prior to the time that the Interested Shareholder becomes an Interested Shareholder.

      CLAIMS AND INVESTIGATIONS; LITIGATION MANAGEMENT. Substantial legal liability or a significant regulatory action against the Company could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business prospects. We generally provide our services under contracts and in many cases subject to regulatory and fiduciary obligations (which may relate to, among other matters, the decisions we may make on behalf of a client with respect to purchasing products or services from third parties or from other divisions within our firm). We face legal and reputational risks in the event we do not perform, or are perceived to have not performed, under those contracts or in accordance with those regulations or obligations, and the precautions we take to prevent these types of occurrences, which we believe do represent a significant commitment of corporate resources, may nevertheless not be effective in all cases.

      Since any disputes we have with third parties must generally be adjudicated within the jurisdiction in which the dispute arose, our ability to resolve our disputes successfully depends on the local laws that apply and the operation of the local judicial system, the timeliness, quality and sophistication of which varies widely from one jurisdiction to the next. Our geographical diversity therefore makes it unusually challenging to resolve any such disputes efficiently and/or effectively.

      INFRASTRUCTURE DISRUPTIONS. Our ability to conduct a global business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by Jones Lang LaSalle or third parties with which we conduct business or disruptions as the result of political instability or terrorist attacks. These disruptions may occur, for example, as a result of events that affect only the buildings in which we operate or of such third parties, or as a result of events with a broader impact on the cities where those buildings are located. Nearly all of our employees in our primary locations, including Chicago, London, Singapore and Sydney, work in close proximity to each other, in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel.

      SYSTEMS. Our business is highly dependent on our ability to process transactions across numerous and diverse markets in many currencies. If any of our financial, accounting or other data processing systems do not operate properly or are disabled, we could suffer a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services disruptions caused by political instability or terrorist attack or our inability to occupy one or more of our buildings.

      EMPLOYEE MISCONDUCT. Like any business, we run the risk that employee fraud or other misconduct could occur. It is not always possible to deter employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases. We do have a strong ethics policy, which is articulated in our Code of Business Ethics. We reinforce our commitment to sound ethics through employee communication and we are increasing our training efforts in this area.

ITEM 2.  PROPERTIES

      Our principal holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 100,000 square feet of office space pursuant to a lease that expires in February 2006. Our principal operational headquarters are located at 22 Hanover Square, London, England where approximately 83,000 square feet are occupied under a lease expiring in December 2008. Regional headquarters are located in Chicago, London and Singapore. We have 109 local offices worldwide located in most major cities and metropolitan areas as follows: 33 offices in 5 countries in the Americas (including 25 in the United States), 47 offices in 17 countries in Europe and 29 offices in 12 countries in Asia Pacific. Our offices are each leased pursuant to agreements with terms ranging from month-to-month to ten years. In addition, we have on-site property and other offices located throughout the world. On-site property management offices are generally located within properties that we manage and are provided without cost.


ITEM 3.  LEGAL PROCEEDINGS

      The Company has contingent liabilities from various pending claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these matters are covered by insurance, although they may nevertheless be subject to large deductibles or retentions and the amounts being claimed may exceed the available insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

      On November 8, 2002, Bank One N.A. ("Bank One") filed suit against the Company and certain of its subsidiaries in the Circuit Court of Cook County, Illinois with regard to services provided in 1999 and 2000 pursuant to three different agreements relating to facility management, project development and broker services. The suit generally alleged negligence, breach of contract and breach of fiduciary duty on the part of Jones Lang LaSalle and sought to recover a total of $40 million in compensatory damages and $80 million in punitive damages. On December 16, 2002, the Company filed a counterclaim for breach of contract seeking payment of approximately $1.2 million for fees due for services provided under the agreements. On December 16, 2003, the court granted the Company's motion to strike the complaint because, after completion of significant discovery, Bank One has been unable to substantiate its allegations that it suffered damages of $40 million as it had previously claimed. Bank One was authorized to file an amended complaint that seeks to recover compensatory damages in an unspecified amount, plus an unspecified amount of punitive damages. The amended complaint also includes allegations of fraudulent misrepresentation, fraudulent concealment and conversion. The Company continues to aggressively defend the suit. While there can be no assurance, the Company continues to believe that the complaint is without merit and, as such, will not have a material adverse impact on our financial position, results of operations, or liquidity. As of the date of this report, we are in the process of discovery and no trial date has been set. As such, although we still have not seen or heard anything that leads us to believe that the suit has merit, the outcome of Bank One's suit cannot be predicted with any certainty and management is unable to estimate an amount or range of potential loss that could result if an improbable unfavorable outcome did occur.

      In the third quarter of 2001 we established a reserve of $1.6 million to cover our exposures resulting from the insolvency of HIH Insurance Ltd. ("HIH"), one of our former insurance providers. HIH provided public liability coverage to the Australian operations of JLW for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring at properties for which we had property management responsibilities. As discussed in Note 6 to Notes to Consolidated Financial Statements, we reduced the reserve by $0.6 million in the second quarter of 2003. As of December 31, 2003, $0.6 million of the reserve established remains to cover claims which would have been covered by the insurance provided by HIH. Although there can be no assurance, we believe this reserve is adequate to cover any remaining claims and expenses resulting from the HIH insolvency. Due to the nature of the claims covered by this insurance, it is possible that future claims may be made.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of Jones Lang LaSalle's shareholders during the fourth quarter of 2003.


                                  PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED SHAREHOLDER MATTERS

      Our Common Stock is listed for trading on the New York Stock Exchange under the symbol "JLL."

      As of January 24, 2004, there were approximately 2,600 beneficial holders of our Common Stock.

      The following table sets forth the high and low sale prices of our Common Stock as reported on the New York Stock Exchange.

2003                                                    High         Low
                                                       ------       ------
  First Quarter. . . . . . . . . . . . . . . . . .     $16.01       $12.90
  Second Quarter . . . . . . . . . . . . . . . . .     $17.43       $13.52
  Third Quarter. . . . . . . . . . . . . . . . . .     $18.91       $15.75
  Fourth Quarter . . . . . . . . . . . . . . . . .     $21.50       $18.00

2002                                                    High         Low
                                                       ------       ------
  First Quarter. . . . . . . . . . . . . . . . . .     $22.85       $16.74
  Second Quarter . . . . . . . . . . . . . . . . .     $24.80       $21.75
  Third Quarter. . . . . . . . . . . . . . . . . .     $24.70       $18.60
  Fourth Quarter . . . . . . . . . . . . . . . . .     $21.49       $14.04

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
                                                                        Year Ended December 31,
                                                     ----------------------------------------------------------

                                                        2003        2002        2001        2000        1999
                                                     ----------  ----------  ----------  ----------  ----------
                                                                 (in thousands, except share data)
Statement of Operations Data:
  Total revenue (1). . . . . . . . . . . . . . . . . $  949,845     862,571     905,449     942,524     755,439
                                                     ----------   ---------  ----------   ---------  ----------
 Operating income (loss) . . . . . . . . . . . . . .     62,186      54,695      12,959       6,403     (71,303)
 Interest expense, net of interest income. . . . . .     17,861      17,024      20,156      27,182      18,211
                                                     ----------   ---------  ----------   ---------  ----------
 Earnings (loss) before provision for
  income taxes and minority interest . . . . . . . .     44,325      37,671      (7,197)    (20,779)    (89,514)

 Net provision for income taxes. . . . . . . . . . .      8,260      11,037       7,986      22,053       5,328
 Minority interest in earnings (losses)
  of subsidiaries. . . . . . . . . . . . . . . . . .      --            711         228         (21)      --
                                                     ----------   ---------  ----------   ---------  ----------
 Earnings (loss) before extraordinary item
  and cumulative effect of change in
  accounting principle . . . . . . . . . . . . . . .     36,065      25,923     (15,411)    (42,811)    (94,842)
 Extraordinary gain on the acquisition of
  minority interest, net of tax (2). . . . . . . . .      --            341       --          --          --
 Cumulative effect of change in
  accounting principle (3) . . . . . . . . . . . . .      --            846       --        (14,249)      --
                                                     ----------   ---------  ----------   ---------  ----------
 Net income (loss) . . . . . . . . . . . . . . . . . $   36,065      27,110     (15,411)    (57,060)    (94,842)
                                                     ==========   =========  ==========  ==========  ==========

 Basic earnings (loss) per common share
  before extraordinary item and cumulative
  effect of change in accounting principle . . . . . $     1.17        0.85       (0.51)      (1.72)      (4.20)
 Extraordinary gain on the acquisition of
  minority interest, net of tax (2). . . . . . . . .      --           0.01       --          --          --
 Cumulative effect of change in
  accounting principle (3) . . . . . . . . . . . . .      --           0.03       --          (0.58)      --
                                                     ----------  ----------  ----------  ----------  ----------
 Basic earnings (loss) per common share. . . . . . . $     1.17        0.89       (0.51)      (2.30)      (4.20)
                                                     ==========  ==========  ==========   =========  ==========

 Basic weighted average shares outstanding . . . . . 30,951,563  30,486,842  30,016,122  24,851,823  22,607,350
                                                     ==========  ==========  ==========  ==========  ==========




                                                                        Year Ended December 31,
                                                     ----------------------------------------------------------

                                                        2003        2002        2001        2000        1999
                                                    -----------  ----------  ----------  ----------  ----------
                                                                 (in thousands, except share data)
 Diluted earnings (loss) per common share
  before extraordinary item and cumulative
  effect of change in accounting principle . . . . .$      1.12        0.81       (0.51)      (1.72)      (4.20)
 Extraordinary gain on the acquisition of
  minority interest, net of tax (2). . . . . . . . .      --           0.01       --          --          --
 Cumulative effect of change in
  accounting principle (3) . . . . . . . . . . . . .      --           0.03       --          (0.58)      --
                                                    -----------  ----------  ----------  ----------  ----------
 Diluted earnings (loss) per common share. . . . . .$      1.12        0.85       (0.51)      (2.30)      (4.20)
                                                    ===========  ==========  ==========  ==========  ==========

 Diluted weighted average shares outstanding . . . . 32,226,306  31,854,397  30,016,122  24,851,823  22,607,350
                                                    ===========  ==========  ==========  ==========  ==========

Other Data:
EBITDA (4) . . . . . . . . . . . . . . . . . . . . .$    99,130      90,722      59,767      26,451     (34,627)
Ratio of earnings to fixed charges (5) . . . . . . .       2.11x       2.06X       0.80X       0.19X      --
                                                    ===========  ==========  ==========  ==========   =========

Cash flows provided by (used in):
   Operating activities. . . . . . . . . . . . . . .$   110,045      68,369      54,103     140,340     (18,227)

   Investing activities. . . . . . . . . . . . . . .$   (15,282)    (26,340)    (32,549)    (66,590)    (80,867)

   Financing activities. . . . . . . . . . . . . . .$   (45,312)    (38,821)    (29,951)    (78,215)    105,461

Investments under management (6) . . . . . . . . . .$23,000,000  23,200,000  22,200,000  22,500,000  21,500,000

Total square feet under management . . . . . . . . .    725,000     735,000     725,000     700,000     700,000
                                                    ===========  ==========  ==========   ==========  =========

Balance Sheet Data:
 Cash and cash equivalents . . . . . . . . . . . . .$    63,105      13,654      10,446      18,843      23,308

 Total assets. . . . . . . . . . . . . . . . . . . .    942,940     852,516     835,727     914,045     924,800

 Total debt. . . . . . . . . . . . . . . . . . . . .    211,408     215,008     222,886     249,947     322,386

 Total liabilities . . . . . . . . . . . . . . . . .    511,949     485,558     521,346     581,707     600,864

 Total stockholders' equity. . . . . . . . . . . . .    430,991     366,958     314,381     332,338     323,936



(1) Certain prior year amounts were reclassified to conform with current presentation.

     Beginning in January 2002, we began accounting for the revenues of our Strategic Consulting unit on a gross basis, as opposed to netting these revenues into expenses. The Strategic Consulting business unit was created in 2000, therefore no reclassifications have been made for the year ended December 31, 1999.

     Beginning in December 2002, pursuant to the FASB's Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", we have reclassified reimbursements received for out-of-pocket expenses to revenues in the income statement, as opposed to being shown as a reduction of expenses. These out-of-pocket expenses amounted to $5.4 million for the year ended December 31, 2003. Out-of-pocket expenses were not available for the year ended December 31, 1999 given that it was necessary to reconfigure our reporting systems to separate these costs, therefore no reclassification has been made for this year.

     Beginning in December 2002, we have reclassified as revenue our recovery of indirect costs related to our management services business, as opposed to being classified as a reduction of expenses in the income statement. This recovery of indirect costs for the year ended December 31, 2003 totaled $37.8 million. The amounts related to the recovery of indirect costs in our management services business were not available for the year ended December 31, 1999 given that it was necessary to reconfigure our reporting systems to separate these costs, therefore no reclassification has been made for this year. In addition, the amounts related to the recovery of these indirect costs in our Asia Pacific region were also not available for the years ended December 31, 2001 and 2000 given that it was necessary to reconfigure the reporting systems in this region to separate these costs.

     The following table lists total revenue and expenses as originally reported in the annual reports for each of the years ended
     December 31, 1999 through 2002, and lists the reclassifications as discussed above, as well as the reclassified amounts ($ in thousands):

                                   2002      2001      2000      1999
                                 --------  --------  --------  --------
     Total revenue:
       As originally reported. . $840,429   881,676   925,823   755,439

     Reclassifications:
       Strategic consulting. . .     N/A     10,421     6,113      N/A
       Out-of-pocket expenses. .    1,350     4,023     3,245      N/A
       Indirect costs. . . . . .   20,792     9,329     7,343      N/A
                                 --------  --------  --------  --------
     As reclassified . . . . . .  862,571   905,449   942,524   755,439

     Total operating expenses:
       As originally reported. .  785,734   868,717   919,420   826,742

     Reclassifications:
       Strategic consulting. . .     N/A     10,421     6,113      N/A
       Out-of-pocket expenses. .    1,350     4,023     3,245      N/A
       Indirect costs. . . . . .   20,792     9,329     7,343      N/A
                                 --------  --------  --------  --------
     As reclassified . . . . . .  807,876   892,490   936,121   826,742
                                 --------  --------  --------  --------
     Operating income (loss) . .   54,695    12,959     6,403   (71,303)
                                 ========  ========  ========  ========

(2) In December 2002, we exercised our option to purchase the remaining 45% interest in the joint venture company Jones Lang LaSalle Asset Management Services, which exclusively provides asset management services for all Skandia Life properties in Sweden. The purchase price was below the fair value of the assets acquired, resulting in an after-tax extraordinary gain of $341,000.

(3) The cumulative effect of change in accounting principle in 2000 relates to our adoption of the Securities and Exchange Commission's ("SEC") issuance of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Effective
     January 1, 2000, we recorded a one-time, non-cash cumulative effect of change in accounting principle of $14.2 million, net of $8.7 million of taxes. The adjustment represents revenues of $22.9 million that had been recognized prior to January 1, 2000 that would not have been recognized if the new accounting policy had been in effect in prior years. See Note 17 in Notes to Consolidated Financial Statements for a detailed discussion of SAB 101.

     The cumulative effect of change in accounting principle in 2002 is the result of our adoption of Statement No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). As a result of adopting SFAS 142 on January 1, 2002, we credited $846,000 to the income statement, as the cumulative effect of a change in accounting principle, which represented our negative goodwill balance at January 1, 2002. See
     Note 15 in Notes to Consolidated Financial Statements for a detailed discussion of SFAS 142.

(4) EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization and excludes Minority Interests in EBITDA. For 2002, EBITDA also excludes the cumulative effect of change in accounting principle, and the extraordinary item. For the twelve months ended December 31, 2000, EBITDA has been adjusted to include the cumulative effect of change in accounting principle. We believe that EBITDA is useful to investors as a measure of operating performance, cash generation and ability to service debt. EBITDA is also used in the calculations of certain covenants related to our revolving credit facility. However, EBITDA should not be considered as an alternative either to: (i) net earnings (loss) (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity.

     Reconciliation from operating income (loss) to EBITDA ($ in thousands):

                                       Year Ended December 31,
                           ----------------------------------------------
                             2003     2002      2001     2000      1999
                           -------- --------  -------- --------  --------
     Operating income
       (loss)              $ 62,186   54,695    12,959    6,403   (71,303)
     Plus:  Deprecia-
       tion and
       amortization          36,944   37,125    47,420   43,126    36,676
     Less:  SAB 101
       cumulative
       effect of
       change in
       in accounting
       principle              --       --        --      22,982     --
     Less:  Minority
       interest in
       EBITDA                 --       1,098       612       96     --
                           -------- --------  -------- --------  --------
     EBITDA                $ 99,130   90,722    59,767   26,451   (34,627)
                           ======== ========  ======== ========  ========

(5) For purposes of computing the ratio of earnings to fixed charges, earnings represents net earnings (loss) before income taxes plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortization of debt discount and financing costs, capitalized interest and one-third of rental expense which we believe is representative of the interest component of rental expense. Due to the merger related non-recurring charges, earnings were insufficient to cover fixed charges by $89.5 million for the year ended December 31, 1999.

(6) Investments under management represent the aggregate fair market value or cost basis (where an appraisal is not available) of assets managed by our Investment Management segment as of the end of the periods reflected.


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

     Management's Discussion and Analysis is presented in six sections.
The first section provides an executive summary, including how we create value for our stakeholders. The second section is a summary of our critical accounting policies and estimates. The third section discusses certain items affecting the comparability of results and certain market and other risks that we face. The fourth section analyzes the Results of our Operations, first on a consolidated basis and then for each of our business segments. The final two sections address Consolidated Cash Flows and Liquidity and Capital Resources.


EXECUTIVE SUMMARY

     BUSINESS OBJECTIVES AND STRATEGIES

     We define our stakeholders as the clients we serve, the people we employ and the shareholders who invest in our Company. We create value for these stakeholders by utilizing the expertise of our employees to deliver services to our clients that are acknowledged as adding value, as witnessed by the repeat or expanded product requests they make and the strategic alliances we have formed. The services we provide require "on the ground" expertise in local real estate markets - expertise provided by research of market conditions and trends, expertise in buildings and locations, and expertise in competitive conditions. This real estate expertise is at the heart of the history and strength of the Jones Lang LaSalle brand. We enhance this local market expertise with a global team of research professionals, with the best practice processes we have developed and delivered repetitively for our clients and by the technology investments that support these best practices. Our key differentiating factor is our global reach and service footprint.

     Our principal asset is the talent and the expertise of our people.
We seek to support our service based culture through a compensation system that: (1) rewards superior client service performance, not just transaction activity, and (2) includes a meaningful long-term compensation component. We invest in training and believe in optimizing our talent base by internal advancement. We believe that our people deliver our services with the experience and expertise to maintain a balance of strong profit margins for the Firm and competitive value-added pricing for our clients, while achieving competitive compensation levels.

     Our business is services, and therefore we are not capital intensive. As a result, our profits also produce strong cash returns for our shareholders. Over the last three years, we have used this cash: to significantly pay down debt; to invest for growth in important markets in New York, central and southern Europe, India and North Asia; and to ensure appropriate compensation levels are maintained in our more developed markets. We believe value is enhanced by investing appropriately in growth opportunities, maintaining our market position in developed markets and in keeping our balance sheet strong.

     The services we deliver are managed as business strategies to enhance the synergies and expertise of our people. As shown by our Value Model, the principal businesses we are involved in are:

     .     real estate services,

     .     real estate outsourcing for corporate clients, and

     . money management for investors desiring to invest solely in real estate assets.

The market knowledge we develop in our real estate services and real estate outsourcing businesses helps us identify investment opportunities and capital sources for our money management clients. Consistent with our fiduciary responsibilities, the investments we make or structure on behalf of our money management clients help us identify new business opportunities for our real estate services and real estate outsourcing businesses.

     BUSINESSES

     REAL ESTATE SERVICES - The real estate services we offer range from critical but basic process services that enhance real estate values to very sophisticated and complex transactional services that realize real estate values and where we compete with consulting and investment banking firms for corporate finance and capital markets business. The skill set required to succeed in this environment includes financial knowledge coupled with the delivery of market and property operating expertise. The critical but basic services, such as property management, require disciplined operations and process organizations, on-going technology investment, and strong cash controls, as the business is a fiduciary for client funds. The revenue streams associated with these services have annuity characteristics and tend to be less impacted by underlying economic conditions. We compete in this area with traditional real estate and property firms. The investment banking services require client relationship skills and consulting capabilities as we act as our client's trusted advisor. The level of demand for these services is impacted by general economic conditions. Our fee structure is generally transaction specific and conditioned upon the successful completion of the transaction. We differentiate ourselves on the basis of qualities such as our global platform, our research capability, our technology platform, and our ability to innovate via new products and services.

     OUTSOURCING - The outsourcing product offerings have leveraged our real estate services into best practice operations and process capabilities that we can offer corporate clients. The value added to clients is a transformation of their real estate assets into an integral part of their core business strategies, delivered at more effective cost. The Firm's client relationship model drives the business success as delivery of one product successfully sells the next and on-going services. The skill set required to succeed in this environment includes financial, project management, and for some products, engineering. We compete in this area with traditional real estate and property firms. We differentiate ourselves on the basis of qualities such as our global platform, our research capability, our technology platform, and our ability to innovate via new products and services. Our strong strategic focus also provides a highly effective point of differentiation to our competitors. We have seen the demand for outsourcing by global corporations increase, and we expect this trend to continue as these businesses seek to refocus on their core competencies.

     MONEY MANAGEMENT - LaSalle Investment Management provides real estate money management services for large institutions, both in specialized funds and separate account vehicles. Investing money on behalf of clients requires not just asset selection, but also asset value activities to enhance the asset's performance. The skill set required to succeed in this environment includes knowledge of real estate values -- opportunity identification (research), individual asset selection (acquisitions), asset value creation (portfolio management), and investor relations. Our competitors in this area tend to be quite different - investment banks, fund managers and other financial services firms - but they commonly lack the "on the ground" real estate expertise that our global platform provides. We are compensated for our services through a combination of recurring advisory fees that are asset based, together with incentive fees based on underlying investment return to our clients, which are generally recognized when agreed upon events or milestones are reached. We have been successful in transitioning the mix of our fees for this business to the more annuity revenue category of advisory fees, which were up 12% for the year. Additionally, our strengthened balance sheet, and continued cash generation, position us for expansion in co-investment activity, which we believe will accelerate our growth in assets under management.


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

     REVENUE RECOGNITION - We recognize advisory and management fees in the period in which we perform the service. Transaction commissions are recognized as income when we provide the service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies are satisfied. Development management fees are generally recognized as billed, which we believe approximates the percentage of completion method of accounting. Incentive fees are generally tied to some form of contractual milestone and are recorded in accordance with the specific terms of the underlying compensation agreement. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB 104, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB 101, as amended by SAB 104. We implemented SAB 101 in 2000 and this is discussed more fully in Note 17 to Notes to Consolidated Financial Statements.

     In certain of our businesses, primarily those involving management services, we are reimbursed by our clients for expenses that are incurred on their behalf. The treatment of reimbursable expenses for financial reporting purposes is based upon the fee structure of the underlying contracts. A contract that provides a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such, is reported on a gross basis. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. When the fee structure is comprised of at least two distinct elements, namely the fixed management fee and a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client, we will account for the contract on a net basis. This means we include the fixed management fee in reported revenues and we net the reimbursement against expenses. This characterization is based on the following factors which define us as an agent rather than a principal: (i) the property owner generally has authority over hiring practices and the approval of payroll prior to payment by Jones Lang LaSalle; (ii) Jones Lang LaSalle is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract;
(iii) reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) Jones Lang LaSalle generally earns no margin in the arrangement, obtaining reimbursement only for actual cost incurred. The majority of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated approximately $385 million and $360 million in 2003 and 2002, respectively. This treatment has no impact on operating income (loss), net income (loss) or cash flows. Information prior to 2002 is not available given that it was necessary to reconfigure our reporting systems in 2002 to collect this information as our global systems did not previously separately report these costs.

     ACCOUNTS RECEIVABLE. We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. This estimate is also based on historical experience, combined with a careful review of current developments and with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables. These reserves are then reviewed on a quarterly basis by regional and global management to ensure that they are appropriate. As part of this review, a range of potential reserves is developed on a consistent formulaic basis. Over the last three years we have placed considerable focus on working capital management and in particular, collecting our receivables on a more timely basis. As we are successful in doing this, the range of potential reserves has narrowed and our bad debt expense has reduced. We would normally expect that the allowance would fall within this range. The table below sets out certain information regarding our accounts receivable, allowance for uncollectible accounts receivable, range of possible allowance and the bad debt expense we incurred by segment for the last three years ($ in millions).

                      Accounts   Allowance
                     Receivable  for Uncol-
            Gross     More Than   lectible                        Bad
           Accounts   90 Days     Accounts   Maximum   Minimum    Debt
          Receivable  Past Due   Receivable Allowance Allowance  Expense
          ---------- ----------  ---------- --------- ---------  -------

December 31,
2003
------------
Americas
  IOS. . . .   87.8        0.8         0.6       0.6       0.3      --
Europe IOS .  104.3        4.0         2.7       3.6       1.8      0.6
Asia
  Pacific
  IOS. . . .   42.2        2.7         1.3       2.3       1.2      0.9
Investment
  Manage-
  ment . . .   23.6        0.4         0.2       0.3       0.1      0.1
              -----      -----       -----     -----     -----    -----
Consoli-
  dated. . .  257.9        7.9         4.8       6.8       3.4      1.6
              =====      =====       =====     =====     =====    =====


December 31,
2002
------------
Americas
  IOS. . . .   76.9        1.6         1.4       1.5       0.8      1.1
Europe IOS .   78.4        2.9         2.1       2.5       1.3      0.4
Asia
  Pacific
  IOS. . . .   32.8        2.6         1.5       2.4       1.2      1.3
Investment
  Manage-
  ment . . .   44.4        0.5          --       0.5       0.2     (0.5)
              -----      -----       -----     -----     -----    -----
Consoli-
  dated. . .  232.5        7.6         5.0       6.9       3.5      2.3
              =====      =====       =====     =====     =====    =====

                      Accounts   Allowance
                     Receivable  for Uncol-
            Gross     More Than   lectible                        Bad
           Accounts   90 Days     Accounts   Maximum   Minimum    Debt
          Receivable  Past Due   Receivable Allowance Allowance  Expense
          ---------- ----------  ---------- --------- ---------  -------

December 31,
2001
------------
Americas
  IOS. . . .   74.4        1.9         1.2       1.3       0.6      5.7
Europe IOS .   91.4        3.3         2.9       2.9       1.4      1.3
Asia
  Pacific
  IOS. . . .   36.6        3.0         1.2       2.7       1.4      1.3
Investment
  Manage-
  ment . . .   26.1        0.5         0.6       0.4       0.2       --
              -----      -----       -----     -----     -----    -----
Consoli-
  dated. . .  228.5        8.7         5.9       7.3       3.6      8.3
              =====      =====       =====     =====     =====    =====

      Included in the $5.7 million bad debt expense for the Americas IOS segment in 2001 is a charge of $3.9 million for unrecoverable receivables from technology related clients.

      ACCOUNTING FOR INCENTIVE COMPENSATION - An important part of our overall compensation package is incentive compensation, which is typically paid out to our employees in the first quarter of the year after it is earned.

      As discussed in Note 13 to Notes to Consolidated Financial Statements, we have a stock ownership program for certain of our senior employees pursuant to which they receive a portion of their annual incentive compensation in the form of restricted stock units of our common stock. We enhance these restricted shares by 25%. These restricted shares vest 50% at 18 months from the date of grant (January of the year following that for which the bonus was earned) and 50% vest at 30 months from the date of grant. The related compensation cost is amortized to expense over the service period. The service period consists of the 12 months of the year to which payment of the restricted stock relates, plus the periods over which the shares vest. In 2002, we expanded the population of employees who qualify for the program as part of our goal of broadening employee stock ownership. In addition, beginning in 2002, the program was amended to enable employees who currently own certain minimum levels of our stock to elect not to participate in the program. Given that individual incentive compensation awards are not finalized until after year-end, we must estimate the portion of the overall incentive compensation pool that will qualify for this program. This estimation factors in the performance of the Company and individual business units, together with the target bonuses for qualified individuals.

      We determine, announce and pay incentive compensation in the first quarter of the year following that to which the incentive compensation relates, at which point we true-up the estimated stock ownership program deferral and related amortization. We believe our methodology in estimating this deferral produces appropriate results. The table below sets forth certain information regarding this stock ownership program ($ in millions, except employee data):

                                            Year Ended December 31,
                                          ----------------------------
                                            2003      2002      2001
                                          --------  --------  --------

Number of employees qualified
  for the stock ownership program. . . .       700       700       200

Deferral of compensation . . . . . . . .     (11.5)     (8.8)     (4.8)

Enhancement of deferred compensation . .      (2.9)     (2.2)     (1.2)

(Increase) decrease to deferred
  compensation in the first quarter
  of the following year. . . . . . . . .      N/A        0.4       0.2
                                          --------  --------  --------

Total deferred compensation. . . . . . .     (14.4)    (10.6)     (5.8)

Compensation expense amortization
  recognized with regard to the current
  year stock ownership program . . . . .       4.8       3.8       1.8

Compensation expense amortization
  recognized with regard to the
  prior years' stock ownership
  programs . . . . . . . . . . . . . . .       5.8       4.9       5.0
                                          --------  --------  --------

Total compensation expense
  amortization with regard to the
  stock ownership programs . . . . . . .      10.6       8.7       6.8
                                          ========  ========  ========


      ASSET IMPAIRMENT - We apply Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") to recognize and measure impairment of long-lived assets. SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring that those long-lived assets to be held and used be measured at the lower of carrying costs or their fair value, and by requiring that those long-lived assets to be held for sale be measured at the lower of carrying costs or their fair value less costs to sell, whether reported in continuing operations or in discontinued operations. We adopted SFAS 144 on January 1, 2002. The effect of implementing SFAS 144 did not have a material impact on our consolidated financial statements.

      We review long-lived assets, including investments in real estate ventures, intangibles and property and equipment for impairment on an annual basis, or whenever events or circumstances indicate the carrying value of an asset group may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the asset group. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value.

      We invest in certain real estate ventures that own and operate commercial real estate. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of the non-controlling ownership. We apply the provisions of SFAS 144 when evaluating these investments for impairment, including an impairment evaluation of the individual assets held by investment funds.
We have recorded impairment charges in equity earnings of $4.1 million in 2003, representing our equity share of the impairment charge against individual assets held by certain funds. There were no similar charges to equity earnings in 2002 or 2001. Impairment charges of $3.0 million and $3.5 million in 2002 and 2001, respectively, related to the exiting of our Land Investment and Development groups were recorded to non-recurring expense. For a further discussion of these non-recurring charges see
Note 6 of Notes to Consolidated Financial Statements.

      Although the Land Investment Group was closed down in 2001, we retained certain investments originated by this group. Included in the value of investments in and loans to real estate ventures as of December 31, 2003 is the book value of the three remaining Land Investment Group investments of $2.0 million, net of impairment charges of $3.5 million recorded in prior years. We continue to monitor this portfolio and have not recorded an impairment charge in 2003. In the third quarter of 2003 we sold one of the remaining assets in the Land Investment portfolio for no gain or loss. We have provided guarantees associated with this investment portfolio of $750,000, which we currently do not expect to be required to fund. We expect to have liquidated the Land Investment Group investments by the end of 2006.

      Although we sold the Development Group in 2001, we retained certain investments originated by this group. Included in investments in and loans to real estate ventures as of December 31, 2003 is the book value of the one remaining Development Group investment of $50,000. We continue to monitor this investment and have not recorded an impairment charge in 2003. We expect to have liquidated this investment by the middle of 2004.

      During 2001, we reviewed our e-commerce investments on an investment-by-investment basis, evaluating actual business performance against original expectations, projected future performance and associated cash flows, and capital needs and availability. As a result of this evaluation we determined that our investments in e-commerce were impaired and fully wrote down these investments by the end of 2001 as part of our non-recurring charges. It is currently our policy to expense any additional investments that are made into these ventures in the period they are made due to the fact that recovery of such sums is uncertain. Any such charges are recorded as ordinary recurring charges. We expensed a total of $820,000 and $287,000 in 2003 and 2002, respectively.

      Also during 2001, our Asia Pacific region underwent a realignment from a traditional geographic structure to one that is managed according to business lines. As part of this realignment, we decided to restructure our operations to exit an arrangement with a third-party in Indonesia. This decision resulted in the write-down of a net $1.0 million receivable from this third-party.

      We adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") effective January 1, 2002. SFAS 142 requires an annual impairment evaluation of intangibles with indefinite useful lives. Additional evaluations may be required if events or circumstances indicate that the carrying value of an asset group may not be recoverable. To accomplish this evaluation, we determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. For purposes of this evaluation we defined reporting units based on how the Chief Operating Decision Makers (defined as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Financial Officer and the Chief Executive Officers of each of our reporting segments) looked at their segment when determining strategic business decisions. The following reporting units were determined: Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groups in Europe IOS. We determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit's carrying amount. The result of the 2002 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss. We completed the 2003 evaluation in the third quarter and concluded that the fair value of each reporting unit exceeded its carrying amount and therefore we did not recognize an impairment loss.

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

      Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability, as local statutory tax rates range from 10% to 42% in the countries in which we have significant operations. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in (i) our geographic mix of income, (ii) legislative actions on statutory tax rates, (iii) the impact of tax planning to reduce losses in jurisdictions where we cannot recognize the tax benefit of those losses, and (iv) tax planning for jurisdictions affected by double taxation. We continuously seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate. We reflect the benefit from tax planning actions when we believe it is probable that they will be successful, which usually requires that certain actions have been initiated. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. The 2003 effective tax rate of 27.7% on recurring operations excludes (i) a specific tax benefit of $2.2 million related to non-recurring and restructuring items, and (ii) a tax benefit of $3.0 million related to a write-down of an e-commerce investment taken as a restructuring action in 2001, which was not originally expected to be deductible, but which, as a result of actions undertaken in 2003, was deemed deductible. The 2002 effective tax rate of 34% on recurring operations excluded (i) the specific tax benefit of $5.0 million related to non-recurring and restructuring items, and (ii) a tax benefit of $1.8 million related to certain costs incurred in the restructuring actions taken in 2001, which were not originally expected to be deductible, but which, as a result of actions undertaken in 2002, were deemed deductible.

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

      We have established valuation allowances against the possible future tax benefits of current losses where expected future taxable income does not support the realization of the deferred tax assets. We formally assess the likelihood of being able to utilize current tax losses in the future on a country by country basis, with the determination of each quarter's income tax provision; and we establish or increase valuation reserves upon specific indications that the carrying value of a tax asset may not be recoverable, or alternatively we reduce valuation reserves upon specific indications that the carrying value of the tax asset is more likely than not recoverable or upon the implementation of tax planning strategies allowing an asset previously determined not realizable to be viewed as realizable. The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance for the last three years ($ in millions):
                                                     December 31,
                                              -------------------------
                                               2003      2002      2001
                                              -----      ----      ----
Gross Deferred Tax Asset . . . . . . . .      $84.4      70.0      62.4
Valuation Allowance. . . . . . . . . . .      $ 9.0      12.2      12.1

      The increases in gross deferred tax assets from 2002 to 2003 and from 2001 to 2002 were the result of tax loss carryovers in all regions, write downs of investments, other differences in the timing of income recognition on investments, and currency fluctuation. Gross deferred asset growth in 2002 and 2003 included a significant loss in a previously profitable jurisdiction, which is expected to return to profitability by 2005 and for which a valuation reserve was not provided.

      We evaluate our segment operating performance before tax, and do not consider it meaningful to allocate tax by segment. Estimations and judgments relevant to the determination of tax expense, assets, and liabilities require analysis of the tax environment and the future profitability, for tax purposes, of local statutory legal entities rather than business segments. Our statutory legal entity structure generally does not mirror the way that we organize, manage and report our business operations. For example, the same legal entity may include both Investment Management and IOS businesses in a particular country.

      ACCOUNTING FOR SELF-INSURANCE PROGRAMS - In our Americas business, consistent with other American companies, we have chosen to retain certain risks regarding workers' compensation and health insurance rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future developments. We engage the services of an independent actuary to assist us in quantifying our potential exposure.

      . HEALTH INSURANCE - We chose to self-insure our health benefits for all U.S. based employees for the first time in 2002, although we did purchase stop loss coverage to limit our exposure. We made this decision because we believed that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we would incur reduced expense in self-insuring our health benefits as opposed to purchasing health insurance through a third-party. We engage an actuary who specializes in health insurance to estimate our likely full year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we employ the same actuary to estimate the required reserve for unpaid health costs we would need at year-end, together with an initial estimate of costs for the following year, which we use for periodic reporting purposes. With regard to the year-end reserve, the actuary provides us with a point estimate. We accrue to that estimate and adjust for a provision for adverse deviation. Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. During the third quarter of 2003, our external benefit provider completed its analysis of the development of the 2002 reserve estimate from year-end. As a result of this analysis, we determined that we were over-reserved for our 2002 exposures by $780,000 and we credited this to expense in the third quarter of 2003 as a change in estimate. The reserve balances and current year movements for the 2002 and 2003 programs are as follows ($ in millions):

                                                           Program Year
                                                         ----------------
                                                         2003       2002
                                                        ------     ------

            Reserve at December 31, 2002 . . . . . .    $  --         2.4
            Claims paid. . . . . . . . . . . . . . .       --        (1.2)
            Adjustments to prior year reserves . . .       --        (0.8)
            Current year program reserves. . . . . .       4.1        --
                                                        ------       ----
            Reserves at December 31, 2003. . . . . .    $  4.1        0.4
                                                        ======       ====


            The table below sets out certain information related to the cost of this program for the years ended December 31, 2003 and 2002 ($ in millions):
                                                         2003       2002
                                                        ------     ------
            Expense to company . . . . . . . . . . .    $ 12.0       12.2
            Adjustment to prior year reserve . . . .      (0.8)      --
                                                        ------     ------
            Total program cost to company. . . . . .    $ 11.2       12.2
                                                        ======     ======

            As we had previously purchased health insurance from a third-party, there were no similar accruals in 2001.

      . WORKERS' COMPENSATION INSURANCE - Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for worker's compensation insurance for a number of years. On a periodic basis we accrue using the various state rates based on job classifications and engage an independent actuary who specializes in worker's compensation to estimate our exposure based on actual experience. Given the significant judgmental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. The table below sets out the range and our actual reserve for the last three years ($ in millions):

                                         Maximum      Minimum      Actual
                                         Reserve      Reserve      Reserve
                                         -------      -------      -------
              December 31, 2003. . .       $6.8          5.3          6.8
              December 31, 2002. . .       $6.4          4.9          6.1
              December 31, 2001. . .       $7.2          5.1          6.4

            Given the uncertain nature of claim reporting and settlement patterns associated with workers' compensation insurance, we have accrued at the higher end of the range.

      . CAPTIVE INSURANCE COMPANY - In order to better manage our global insurance program, the Company and its predecessor entities have used a captive insurance company to provide professional indemnity insurance coverage on a "claims made" basis to certain of our international operations in addition to traditional insurance coverage. The maximum risk retained by this captive insurance company in any one year is pound sterling 1 million (approximately $1.8 million). Given the nature of these types of claims, it may take several years for there to be a resolution of the underlying claims and to finalize the expense. We are required to estimate the ultimate cost of these claims. This estimate includes specific claim reserves that are developed on the basis of a review of the circumstances of the individual claim. Given that the timeframe for these reviews may be lengthy, we also provide a reserve against the current year exposures on the basis of our historic loss ratio. The table below provides details of the year-end reserves, which can relate to multiple years, for the last three years ($ in millions):

              December 31, 2003. . . . . . . . .   $2.7
              December 31, 2002. . . . . . . . .   $1.7
              December 31, 2001. . . . . . . . .   $2.0

      COMMITMENTS AND CONTINGENCIES - We are subject to various claims and contingencies related to lawsuits, taxes and environmental matters as well as commitments under contractual obligations. Many of these claims are covered under our current insurance programs, subject to deductibles. We recognize the liability associated with commitments and contingencies when a loss is probable and estimable. Our contractual obligations generally relate to the provision of services by us in the normal course of our business.


ITEMS AFFECTING COMPARABILITY

NON-RECURRING AND RESTRUCTURING CHARGES

      We have incurred significant non-recurring and restructuring charges for the years ended December 31, 2003, 2002 and 2001. These charges are made up of the following ($ in millions):
                                              2003      2002     2001
                                             ------    ------   ------
Non-Recurring & Restructuring Charges
-------------------------------------
Impairment of E-commerce Investments . . . .  $ --       (0.3)    18.0

Land Investment & Development Group
  Impairment Charges . . . . . . . . . . . .    --        3.0      3.5

Insolvent Insurance Providers. . . . . . . .   (0.6)      --       1.9

Abandonment of Property Management
  Accounting System:
    Compensation and Benefits. . . . . . . .    0.1       --       --
    Operating, Administrative and Other. . .    5.0       --       --

Merger Related Stock Compensation. . . . . .   (2.5)      --       --

2001 Global Restructuring Program:
  Compensation & Benefits. . . . . . . . . .   (0.1)     (1.3)    40.1
  Operating, Administrative & Other. . . . .    --        0.1     13.7

2002 Global Restructuring Program:
  Compensation & Benefits. . . . . . . . . .   (2.1)     12.7      --
  Operating, Administrative & Other. . . . .    4.6       0.7      --
                                              -----     -----    -----
Total Non-Recurring & Restructuring Charges.  $ 4.4      14.9     77.2
                                              =====     =====    =====

                                              2003      2002     2001
                                             ------    ------   ------
Net tax benefit for current year charges . .  $ 2.2       5.0     21.3
Net tax benefit for prior year charges . . .    3.0       1.8      --
                                              -----     -----    -----
                                              $ 5.2       6.8     21.3
                                              =====     =====    =====

      See Note 6 to Notes to Consolidated Financial Statements for a more detailed discussion of these non-recurring and restructuring items.


ADOPTION OF STAFF ACCOUNTING BULLETIN NO. 101, AS AMENDED BY STAFF ACCOUNTING BULLETIN NO. 104, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 101")

      Effective January 1, 2000, as a result of the implementation of Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 101"), we recorded a one-time, non-cash, after-tax cumulative change in accounting principle of $14.2 million, net of taxes $8.7 million. This adjustment represented revenues of $22.9 million that had been recognized prior to January 1, 2000 that would not have been recognized if the new accounting policy had been in effect in the years prior to 2000. With the exception of $500,000 of revenues related to the land investment business, a business we exited in 2001, these revenues were fully recognized by December 31, 2002 as the underlying contingencies were satisfied. We recognized $400,000 and $5.8 million of these revenues in the twelve months ended December 31, 2002 and 2001, respectively, with the balance in the twelve months ended December 31, 2000. We have determined that the subsequent impairment of the specific land business investment means that the $500,000 of revenues that were included in this adjustment will not be collected, and therefore will not be recorded as revenue. This item will have no impact on our earnings or cash flow. SAB 101 is discussed in detail in Note 17 of Notes to Consolidated Financial Statements.


ADOPTION OF FASB STATEMENT NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142")

      We adopted the provisions of SFAS 142 effective January 1, 2002. As a result of implementing SFAS 142, we recorded an after-tax credit to earnings representing the cumulative change in accounting principle of $846,000, which represented the negative goodwill balance at January 1, 2002. For the twelve months ended December 31, 2002, as compared to the twelve months ended December 31, 2001, the net impact of SFAS 142 was to cease the amortization of goodwill with indefinite lives. Amortization of goodwill with indefinite lives was $9.6 million for the twelve months ended December 31, 2001. SFAS 142 is discussed in detail in Note 15 of Notes to Consolidated Financial Statements.


LASALLE INVESTMENT MANAGEMENT REVENUES

      Our real estate money management business is in part compensated through the receipt of incentive fees where investment performance exceeds agreed benchmark levels. Depending upon performance, these fees can be significant and will generally be recognized when agreed events or milestones are reached. Equity earnings from unconsolidated ventures may also vary substantially from period to period for a variety of reasons, including as a result of; (i) impairment charges, (ii) realized gains on asset dispositions, or (iii) incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year. The comparability of these items can be seen in Note 7 to Notes to Consolidated Financial Statements and is discussed further in Segment Operating Results included herein.

FOREIGN CURRENCY

      We operate in a variety of currencies in 34 countries, but report our results in U.S. dollars. This means that our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility makes it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations. As an example, the euro, the pound sterling and the Australian dollar, each a currency used in a significant portion of our operations, weakened significantly against the U.S. dollar in 2001 but gradually strengthened over the last nine months of 2002 and has remained strong in 2003. This means that for those businesses located in jurisdictions that utilize these currencies, the reported U.S. dollar revenues and expenses in 2003 demonstrate an apparent growth rate that is not consistent with the real underlying growth rate in the local operations. In order to provide more meaningful period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition and results of operations, we have provided information about the impact of foreign currencies where we believe that it is necessary. In addition, we set out below guidance as to the key currencies in which the Company does business and their significance to reported revenues and operating results. The operating results sourced in pound sterling and U.S. dollars understate the profitability of the businesses in the United Kingdom and America because they include the locally incurred expenses of our global offices in London and Chicago, respectively, as well as the European regional office in London. The revenues and operating income of the global investment management business are allocated to their underlying currency, which means that this analysis may not be consistent with the performance of the geographic IOS segments. In particular, as incentive fees are earned by this business, there may be significant shifts in the geographic mix of revenues and operating income. The following table sets forth revenues and operating income (loss) derived from our most significant currencies ($ in millions, except for exchange rates).

                                     Austra-
                Pound                 lian      US
               Sterling     Euro     Dollar   Dollar    Other     Total
               --------    ------   -------   ------    ------    ------
Revenues
  Q1, 2003 . .   $ 37.7      37.2      13.7     70.0      29.3     187.9
  Q2, 2003 . .   $ 43.9      36.5      18.7     75.9      38.6     213.6
  Q3, 2003 . .   $ 50.7      36.7      19.6     84.0      27.1     218.1
  Q4, 2003 . .   $ 64.2      53.8      25.8    138.5      47.9     330.2
                 ------    ------    ------   ------    ------    ------
                 $196.5     164.2      77.8    368.4     142.9     949.8
                 ======    ======    ======   ======    ======    ======

  Q1, 2002 . .   $ 34.9      32.7      12.4     63.3      26.6     169.9
  Q2, 2002 . .   $ 47.1      32.2      16.5     70.2      33.8     199.8
  Q3, 2002 . .   $ 43.6      35.7      17.1     89.7      30.4     216.5
  Q4, 2002 . .   $ 60.4      46.3      17.4    108.5      43.8     276.4
                 ------    ------    ------   ------    ------    ------
                 $186.0     146.9      63.4    331.7     134.6     862.6
                 ======    ======    ======   ======    ======    ======

                                     Austra-
                Pound                 lian      US
               Sterling     Euro     Dollar   Dollar    Other     Total
               --------    ------    -------  ------    ------    ------

Operating Income
(Loss)
  Q1, 2003 . .   $ (2.6)      2.9      (1.4)    (2.4)     (3.4)     (6.9)
  Q2, 2003 . .   $ (0.4)      0.1      (4.1)     1.9       5.3       2.8
  Q3, 2003 . .   $  4.8       1.9       0.7      7.4       1.2      16.0
  Q4, 2003 . .   $  7.1       3.9       2.4     31.1       5.8      50.3
                 ------    ------    ------   ------    ------    ------
                 $  8.9       8.8      (2.4)    38.0       8.9      62.2
                 ======    ======    ======   ======    ======    ======

  Q1, 2002 . .   $ (2.5)      3.8      (2.5)    (1.0)     (1.9)     (4.1)
  Q2, 2002 . .   $  7.2      (0.2)     (0.3)     2.9       2.7      12.3
  Q3, 2002 . .   $  1.8       2.6       0.4     13.8      (0.8)     17.8
  Q4, 2002 . .   $  9.0       1.3       5.7     10.5       2.2      28.7
                 ------    ------    ------   ------    ------    ------
                 $ 15.5       7.5       3.3     26.2       2.2      54.7
                 ======    ======    ======   ======    ======    ======

Average Exchange
Rates (U.S. dollar equivalent of one foreign currency unit)
  Q1, 2003 . .    1.600     1.075     0.595      N/A       N/A       N/A
  Q2, 2003 . .    1.624     1.140     0.644      N/A       N/A       N/A
  Q3, 2003 . .    1.617     1.130     0.656      N/A       N/A       N/A
  Q4, 2003 . .    1.718     1.202     0.718      N/A       N/A       N/A

  Q1, 2002 . .    1.426     0.877     0.520      N/A       N/A       N/A
  Q2, 2002 . .    1.464     0.924     0.553      N/A       N/A       N/A
  Q3, 2002 . .    1.551     0.985     0.548      N/A       N/A       N/A
  Q4, 2002 . .    1.576     1.004     0.559      N/A       N/A       N/A


NEW ACCOUNTING STANDARDS

      DEFINED BENEFIT PENSION PLAN DISCLOSURES

      In December 2003, FASB Statement No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132-R"), was issued. SFAS 132-R revises the employers' disclosure requirements regarding defined benefit pension plans contained in the original FASB Statement No. 132; it does not change the measurement or recognition of those plans. SFAS 132-R also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of these plans. SFAS 132-R is generally effective for fiscal years ending after December 15, 2003 for U.S. based plans, and applies to non-U.S. based plans for fiscal years ending after June 15, 2004. As our defined benefit pension plans are non-U.S. based plans, the additional disclosure required under SFAS 132-R will be required in our annual report for the year ended December 31, 2004.

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

      ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

      As of January 1, 2003, we adopted FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity, and, SFAS 146 also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption has not had a material impact on our financial statements.

      For the twelve months ended December 31, 2003 we recorded a charge of $4.6 million to the non-recurring operating, administrative and other expense for additional lease costs of excess space. In accordance with SFAS 146, any costs related to the early exit of leases or abandoned new space have been recorded at the time we ceased use of/abandoned the leased space.

      ACCOUNTING AND DISCLOSURE BY GUARANTORS

      We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Company has not entered into, or modified guarantees pursuant to the recognition provisions of FIN 45 that have had a significant impact on the financial statements during the twelve months ended December 31, 2003. Guarantees covered by the disclosure provisions of FIN 45 are discussed in the "Liquidity and Capital Resources" contained herein.

      CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addressed the consolidation by business enterprises of variable interest entities as defined. FIN 46 applied immediately to variable interests in variable interest entities created after January 31, 2003. We have not invested in any variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, the FASB modified the application date of FIN 46 to no later than the end of the interim or annual period ending after December 15, 2003 as it prepared to issue additional guidance.

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46-R"), which addresses how a business enterprise should evaluate whether they have a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity. FIN 46-R replaces FIN 46. We have not fully assessed the impact of FIN 46-R on our consolidated financial statements, but do not anticipate its application to be material.

      ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer; specifically, (i) a mandatorily redeemable financial instrument, (ii) an obligation to repurchase the issuer's equity, (iii) certain obligations to issue a variable number of shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. At this time we do not believe that we have any financial instruments that are subject to the standards of SFAS 150.


MARKET AND OTHER RISK FACTORS

MARKET RISK

      The principal market risks (namely, the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

      .     Interest rates on our multi-currency credit facility; and

      .     Foreign exchange risks

      In the normal course of business, we manage these risks through a variety of strategies, including the use of hedging transactions using various derivative financial instruments such as foreign currency forward contracts. We do not enter into derivative transactions for trading or speculative purposes.


INTEREST RATES

      We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the $225 million revolving multi-currency credit facility due in 2006 that is available for working capital, investments, capital expenditures and acquisitions. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in the years ended December 31, 2003 and 2002, and we had no such agreements outstanding at December 31, 2003.

      The effective interest rate on our debt was 8.2% in 2003, compared to 7.3% in 2002. The increase in the effective interest rate is due to a change in the mix of our average borrowings being more heavily weighted towards the higher coupon Euro Notes as a function of the strong cash flow of the company being used to reduce revolver borrowings which have lower market interest rates.

      A 50 basis point increase in the effective interest rate on the revolving credit facility would have increased our net interest expense by $135,000 in 2003 and $370,000 in 2002.

FOREIGN EXCHANGE

      Our revenues outside of the United States totaled 61% of our total revenues in 2003 and in 2002. Operating in international markets means that we are exposed to movements in these foreign exchange rates, primarily the British pound (21% of 2003 revenues and 22% of 2002 revenues) and the euro (17% of 2003 and 2002 revenues). Changes in these foreign exchange rates would have the largest impact on translating the results our international operations into U.S. dollars.

      The British pound expenses incurred as a result of both our worldwide operational headquarters and our European region headquarters being located in London act as a partial operational hedge against our translation exposure to the British pound. A 10% change in the average exchange rate for the British pound in 2003 and in 2002 would have impacted our pre-tax net operating income by approximately $900,000 and $1.5 million, respectively.

      The interest on the euro 165 million of notes we issued during 2000 acts as a partial hedge against the translation exposure on our euro denominated earnings. The net impact on our earnings before tax of a 10% change in the average exchange rate for the euro in 2003 would have been approximately $1 million as compared to $1.5 million in 2002.

      We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At December 31, 2003, we had forward exchange contracts in effect with a gross notional value of $244.3 million ($205.4 million on a net basis) with a market and carrying gain of $3.9 million.


SEASONALITY

      Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for our Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. Our Investment Management segment earns performance fees on clients' returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

      We operate in a variety of currencies, but report our results in U.S. dollars, which means that our reported results may be positively or negatively impacted by the volatility of those currencies against the U.S. dollar. This volatility means that, the reported U.S. dollar revenues and expenses in 2003, as compared to 2002, demonstrate an apparent growth rate that may not be consistent with the real underlying growth rate in the local operations. In order to provide more meaningful period-to-period comparisons of the reported results, we have included the below table which details the movements in certain reported U.S. dollar lines of the Consolidated Statement of Earnings ($ in millions) (nm = not meaningful).

                                                 Increase /     % Change
                                                 (Decrease)     in Local
                            2003      2002    in U.S. dollars   Currency
                           ------    ------   ----------------  --------
Total revenue. . . . . .   $949.8     862.6     87.2     10.1%      2.5%
  Compensation &
    benefits . . . . . .    612.4     543.0     69.4     12.8%      5.2%
  Operating, adminis-
    trative & other. . .    234.0     212.9     21.1      9.9%      1.9%
  Depreciation &
    amortization . . . .     36.9      37.1     (0.2)    (0.5%)    (6.3%)
  Non-recurring. . . . .      4.4      14.9    (10.5)       nm        nm
Total operating
 expenses. . . . . . . .    887.7     807.9     79.8      9.9%      2.5%
                           ------    ------   ------    ------    ------

Operating income . . . .   $ 62.1      54.7      7.4     13.5%      2.7%
                           ======    ======   ======    ======    ======


REVENUE

      The 2.5% local currency increase in revenues in 2003 reflects strong revenue performance in our Americas and Asia Pacific IOS businesses as modest economic recoveries started to restore client activity, offset by weakness in Europe IOS as the economic slowdown continued. See below for additional discussion of our segment operating results.


OPERATING EXPENSES

      The increase in U.S. dollar operating expenses in 2003 reflects the general strengthening of our key currencies against the U.S. dollar. Excluding the impact of movements in foreign currency exchange rates, the increase primarily relates to compensation and benefits which is a result of positive operational performance in certain markets, investments in people in growth markets and to maintain market position in core markets, and an increase in payroll/social taxes as governments (particularly in Europe) seek to raise their revenues to lower budget deficits. The improved revenue performance in Americas resulted in increased incentive compensation in 2003 when compared to 2002. The increase also includes salary and related payroll and social taxes as we implemented a strategic growth plan in our North Asia business and supported new fund activities and products in our Investment Management business through increased staffing.

      We have continued our successful efforts to control operating, administrative and other costs, which were up only 1.9% in local currency terms. The 1.9% increase in local currency terms also includes the impact of increases in costs that are not entirely under our control, such as the $3.0 million increase in insurance cost we have experienced in 2003, which reflects the continuing market tightening of cost and availability. Finally, operating, administrative and other expense in 2002 benefitted from a credit of $2.0 million relating to the reversal of a specific bad debt reserve originally established in 1995.

      The non-recurring expense for 2003 includes a charge of $5.1 million related to the abandonment of a property management accounting system that was in the process of being implemented in Australia, and a charge of $4.4 million for excess leased space where we have decided to utilize our existing space rather than relocating to new space as originally intended. Partially offsetting these charges is the reversal of a reserve of $2.5 million for potential social tax liabilities originally established with regard to compensation connected with the merger with Jones Lang Wootton. In addition, the combination of new client wins and expanded assignments for existing clients in the Americas IOS business has resulted in a permanent reevaluation of planned headcount reductions such that we have reversed certain reserves established in 2002 for the global restructuring program. Non-recurring expense in 2002 included $12.7 million related to the compensation and benefits expense of a reduction in force, approximately $500,000 for the future lease cost of excess space and $3.0 million of impairment charges related to investments made by business exited in 2001. See Note 6 to Notes to Consolidated Financial Statements for a further discussion of non-recurring items.


OPERATING INCOME

      The increase in operating income in 2003 is due to 2002 including $14.9 million in non-recurring expense compared with $4.4 million in 2003. Excluding this expense, operating income is slightly lower than when compared to 2002.


INTEREST EXPENSE

      Interest expense, net of interest income, increased $837,000 to $17.9 million in 2003 from $17.0 million in 2002. This increase is primarily the result of the impact of the strengthening euro on the U.S. dollar value of reported interest expense on the Euro Notes.


PROVISION FOR INCOME TAXES

      The provision for income taxes was $8.3 million in 2003 as compared to $11.0 million in 2002. The decrease in the tax provision is primarily due to a decreased effective tax rate in 2003 as compared to 2002.

      On an operational basis, excluding non-recurring and restructuring charges which are separately tax effected, we achieved a 27.7% effective tax rate in 2003 as compared to a rate of 34% in 2002. The decrease in our effective tax rate is primarily due to effective tax planning to (i) reduce the impact of losses in jurisdictions where we cannot recognize tax benefits, (ii) reduce the incidence of double taxation of earnings and other tax inefficiencies and (iii) planning steps to reduce the effective rate of taxation on international earnings. The 2003 effective tax rate of 27.7% excludes a one-time tax benefit of $3.0 million, and the 2002 effective tax rate of 34% excludes a one-time tax benefit of $1.8 million. In both situations these tax benefits related to certain costs incurred in restructuring actions taken in 2001 that were not originally thought to be deductible for tax purposes; however as a result of subsequent actions, these costs are now considered deductible. Including these one-time tax benefits, we achieved an effective tax rate of 18.6% in 2003 and 29.3% in 2002. See note 11 to Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

NET INCOME

      Net income before the extraordinary item and cumulative change in accounting principle increased by $10.2 million to $36.1 million in 2003, as compared to $25.9 million in 2002. Including the extraordinary gain on the acquisition of minority interest (a net benefit of $341,000) and the cumulative change in accounting principle related to the adoption of SFAS 142 (a net benefit of $846,000), our net income for 2002 was $27.1 million.


SEGMENT OPERATING RESULTS

      We manage our business along a combination of functional and geographic lines. We report our operations as four business segments: (i) Investment Management, which offers Real Estate Money Management services on a global basis, and the three geographic regions of Investor and Occupier Services ("IOS"): (ii) Americas, (iii) Europe and (iv) Asia Pacific, each of which offers our full range of Real Estate Investor Services, Real Estate Capital Markets and Real Estate Occupier Services. The Investment Management segment provides Real Estate Money Management services to institutional investors and high-net-worth individuals. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "implementation services") and property management, facilities management services, project and development management services (collectively "management services").

      We have not allocated non-recurring and restructuring charges to the business segments for segment reporting purposes and therefore these costs are not included in the discussions below.


INVESTOR AND OCCUPIER SERVICES

      AMERICAS
                                                 Increase /
                            2003      2002       (Decrease)
                           ------    ------   ----------------

Revenue. . . . . . . . .   $313.5     290.9     22.6      7.8%
Operating expense. . . .    275.7     258.9     16.8      6.5%
Operating income . . . .     37.8      32.0      5.8     18.1%

      The American market began to experience recovery in 2003. Results in most business lines improved when compared to 2002, the exception being our New York operations where economic conditions in the leasing market impacted our results. Overall, we improved our market position in the New York market and are well-positioned to benefit from any increased activity.

Highlighting the increase in revenues was our Project and Development Services unit which expanded several multi-site engagements and also increased the level of its privatization services, which provide public and private transaction and advisory services to public institutions. A significant contribution was also made by our Tenant Representation unit which experienced increased transaction flow with strategic alliance clients, as well as by the strong performance of our Hotels business.

      The increase in operating expense in 2003 primarily relates to incentive compensation and other business and revenue generation related costs matching increased business activity. Also contributing to the increase in expenses is an investment in headcount that has been made to improve our position in the Canadian market. A focus on maintaining the quality of our client base, together with aggressive management of our accounts receivable, resulted in a reduction of bad debt expense of $1.1 million. The rising cost of health insurance prompted us to begin self-insuring our health benefits in the Americas in 2002, which has allowed us to stabilize this cost through 2003.

      EUROPE
                                                 Increase /     % Change
                                                 (Decrease)     in Local
                            2003      2002    in U.S. dollars   Currency
                           ------    ------   ----------------  --------

Revenue. . . . . . . . .   $351.1     317.8     33.3     10.5%     (3.3%)
Operating expense. . . .    338.1     300.0     38.1     12.7%     (1.1%)
Operating income . . . .     13.0      17.8     (4.8)   (27.0%)   (38.5%)

      We began to first see the full impact of challenging economic conditions on our revenues in Europe in the second half of 2002. These economic conditions continued into 2003, although on a country by country basis we have seen a mix of positives offsetting negatives. The core European markets of Germany, France, Belgium and Holland have experienced continued revenue declines throughout 2003. Partially offsetting these declines have been continued positive revenue performances throughout 2003 in the growth markets of Italy, Spain, Portugal, Sweden and Central Europe. The England market began to show signs of recovery with positive revenue performance in the fourth quarter. In addition, the European Hotels business has performed strongly, and achieved record revenue levels in 2003, helped by several large transactions. The most significant impact on revenues has been the continuing decline of leasing revenues, which in local currency terms were down 15% year-over-year. The Capital Markets business, particularly cross border, has remained stable, supported by the low interest rate environment and strong appetite for real estate as an investment option.

      At this stage in the economic cycle, we are protecting our market position, particularly in leasing, such that there is limited capacity to flex our cost structure, especially with regard to compensation cost. These costs were flat in local currency terms year-over-year as restructuring savings offset statutory salary increases as well as increased social taxes. Operating and administrative costs were down in local currency terms year-on-year, reflecting discipline and focus across the business in controlling costs in a difficult economic environment.

      ASIA PACIFIC
                                                 Increase /     % Change
                                                 (Decrease)     in Local
                            2003      2002    in U.S. dollars   Currency
                           ------    ------   ----------------  --------

Revenue. . . . . . . . .   $172.7     145.4     27.3     18.8%      9.3%
Operating expense. . . .    175.4     145.6     29.8     20.5%     12.2%
Operating loss . . . . .     (2.7)     (0.2)    (2.5)      nm        nm

      Revenue performance in Asia Pacific was positive, but was held back by economic conditions in certain markets and the impact of SARS on the first nine months of the year. Showing signs of recovery, our Hong Kong business experienced a strong finish to the year. Our North Asia business continued a trend of positive performance, especially in the growth markets of Japan, Korea and China. Our India business, benefitting from the growth market of that country, recorded its first profitable year on revenues that grew more than $2.8 million, a 120% increase over last year as we saw global corporate clients invest in this market.

      Because of the importance of Asia Pacific to our global corporate clients we have invested in headcount related costs to maintain service levels in key markets, particularly North Asia and India. This investment will continue as we seek to capitalize on the potential of these growing markets. We have also been required to invest to maintain our market position in core markets such as Australia.

INVESTMENT MANAGEMENT
                                                 Increase /     % Change
                                                 (Decrease)     in Local
                            2003      2002    in U.S. dollars   Currency
                           ------    ------   ----------------  --------

Revenue. . . . . . . . .   $113.3     109.0      4.3      3.9%     (1.3%)
Operating expense. . . .     94.9      89.0      5.9      6.6%      0.7%
Operating income . . . .     18.4      20.0     (1.6)    (8.0%)   (10.3%)

      The decrease in revenues for our Investment Management business in local currency terms can be attributed to the timing of incentive fees, as 2002 included a large incentive fee related to the performance of an investment portfolio in which we have a co-investment. There were no similarly sized incentive fees in 2003. Partially offsetting the timing difference was an increase in equity earnings as market conditions and the increased demand for higher quality institutional real estate prompted us to accelerate the pace of dispositions in order to respond to capital market trends and lock in gains for ourselves and on behalf of our clients.

In addition, advisory fees increased 12% as we continued to perform against our goal of improving the advisory fee base of this business. Revenue in the American markets was in line with 2002. We continued with expansion initiatives in Canada, which closed its first fund in 2003. Europe continued to feel the impact of economic difficulties in continental Europe which resulted in us recording an impairment charge of $4.1 million to equity earnings, representing our equity share of an impairment charge against individual assets held by funds in this region. Asia Pacific continued to see growth in 2003 with the first separate account mandate in this region and development of additional fund products that we expect to crystallize in 2004.

      The slight increase in operating expense in local currencies can be attributed to an increase in operating, administrative and other expense partially offset by a decrease in incentive compensation. Both movements can be attributed to timing as 2002 included incentive compensation related to the large incentive fee mentioned above and the benefit of a $2.0 million credit for the reduction of a bad debt reserve originally established in 1995. As we continue to expand in the Asia Pacific and Canadian markets, we will continue to invest the necessary resources to deliver satisfactory results.


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

RECLASSIFICATIONS

      Beginning in December 2002, we reclassified as revenue our recovery of indirect costs related to our management services business, as opposed to being classified as a reduction of expenses in the income statement. The amounts related to the recovery of indirect costs for the year ended December 31, 2002 have been updated in the discussions below. The amounts related to the recovery of indirect costs in our Asia Pacific region were not available for the year ended December 31, 2001 as it was necessary to reconfigure the reporting systems in this region to separate these costs. For additional discussion of these reclassifications see Note 2 to Notes to Consolidated Financial Statements.


CONSOLIDATED REVIEW

      In order to provide more meaningful period-to-period comparisons of the reported results we have included the below table which details the movements in certain reported U.S. dollar lines of the Consolidated Statement of Earnings ($ in millions):

                                              Increase /       % Change
                                              (Decrease)       in Local
                         2002      2001     in U.S. dollars    Currency
                        ------    ------    ---------------    --------

Total revenue. . . . .  $862.6     905.4     (42.8)   (4.7%)     (7.2%)
 Compensation &
  benefits . . . . . .   543.0     545.6      (2.6)   (0.5%)     (2.8%)
 Operating,
  administrative
  & other. . . . . . .   212.9     222.2      (9.3)   (4.2%)     (6.3%)
 Depreciation &
  amortization . . . .    37.1      47.4     (10.3)  (21.7%)    (23.1%)
 Non-recurring . . . .    14.9      77.2     (62.3)  (80.7%)    (81.4%)
Total operating
  expenses . . . . . .   807.9     892.4     (84.5)   (9.5%)    (11.6%)
                        ------    ------     -----   ------     ------
Operating
  income . . . . . . .  $ 54.7      13.0      41.7   320.8%     262.3%
                        ======    ======     =====   ======     ======

REVENUE

      Total revenue, after the elimination of intersegment revenue, decreased $42.8 million, or 4.7%, to $862.6 million in 2002 from $905.4 million in 2001. Excluding the impact of movements in foreign currency exchange rates, the 2002 revenue decline was 7.2%, when compared to 2001 results. This reflects the general strengthening of the euro, pound sterling and Australian dollar against the U.S. dollar when compared to 2001. The reduction in our revenues year-over-year reflected the weak global economy, but the impact was most significant in the American and European IOS businesses. The broad based restructuring initiated in the second half of 2001 was in anticipation of a decline in revenues as we had not anticipated a turnaround in overall economic conditions until late 2002. However, the severity and persistence of revenue pressures was greater than we expected.


OPERATING EXPENSES

      Total operating expenses, after the elimination of intersegment expense and excluding the effects of non-recurring charges, decreased $22.2 million, or 2.7% to $793.0 million in 2002 from $815.2 million in 2001. The impact of the stronger euro, pound sterling and Australian dollar meant that the effectiveness of our cost reduction initiatives were masked by an increase in U.S. dollar reported expenses. Excluding the impact of movements in foreign currency exchange rates, the cost reduction was 4.9% for 2002. The reduction in expenses was largely the result of (i) the restructuring actions taken in 2001 to bring ongoing operating expenses in line with anticipated future business in light of the existing economic conditions, (ii) continued focus on discretionary costs, and (iii) the adoption of SFAS 142, which reduced amortization expense by $9.6 million over 2001. Partially offsetting this was $3.9 million of expenses related to our New York expansion initiated in late 2002.

      Compensation and benefit expense decreased $2.6 million, or 0.5%, to $543.0 million in 2002 from $545.6 million in 2001. The decrease in compensation and benefit expense reflected the reduction in headcount as a result of the restructuring actions taken in 2001. Excluding the impact of movements in foreign currency exchange rates, compensation and benefit expense decreased by 2.8%. Incentive compensation increased as a result of improved performance in some business units as well as a rebuilding of incentive compensation pools from the low levels in 2001.

      Operating expenses, excluding compensation and benefits expense and non-recurring charges, were down $19.6 million, or 7.3%, to $250.0 million in 2002 from $269.6 million in 2001, largely due to cost containment initiatives put in place in 2001. Areas which demonstrated significant cost savings in 2002 were travel and entertainment, marketing, and information technology, which benefitted from the renegotiation of our contract with a third-party support provider. In addition, bad debt expense was substantially lower, in part due to our ongoing focus on working capital management, but also because in 2001 we incurred a $3.9 million charge for unrecoverable receivables from technology related clients. The benefit resulting from adopting SFAS 142 (discussed in Note 15 to Notes to Consolidated Financial Statements) was reduced amortization expense of $9.6 million over 2001. The effectiveness of our cost saving initiatives in 2002 were partially masked by the impact of the strengthening of the euro, pound sterling and Australian dollar. Excluding the impact of movements in foreign currency exchange rates, operating administrative and other expenses decreased by 6.3%.

      The non-recurring charges in 2001 of $77.2 million included the write-down of investments in e-commerce enterprises, reserves against potential liabilities associated with the bankruptcy of two insurance providers, severance and asset impairment costs associated with the global restructuring program in place at 2001, and included costs associated with exiting certain non-strategic business lines and the realignment of our Asia Pacific business along client and business lines. Actual costs incurred related to our 2001 broad based realignment varied from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law and developments in the underlying business, resulting in the unforeseen reallocation of resources and better or worse settlement discussions. These events have resulted in the recording of a credit to non-recurring compensation and benefits expense in 2002 of $1.3 million and an additional expense of $98,000 to non-recurring operating, administrative and other expense. In addition, in 2002 we incurred additional impairment expense and equity losses of $3.0 million related to investments made by businesses exited during the 2001 restructuring. The non-recurring charges in 2002 of $14.9 million include $12.7 million of severance costs associated with the most recent global restructuring program and approximately $500,000 for the lease costs of excess space as a result of this restructuring. See Note 6 to Notes to Consolidated Financial Statements for a more detailed discussion of these non-recurring and restructuring items.


OPERATING INCOME

      We reported operating income, excluding non-recurring charges, of $69.6 million in 2002, a decrease of $20.6 million, or 22.8%, from $90.2 million in 2001. The change year-over-year in operating income before non-recurring and restructuring charges was the result of continued revenue pressures due to the slowdown in the global economy, partially offset by reduced expenses as a result of lower compensation costs due to the broad based restructuring in 2001, a strong focus on discretionary costs and the impact of the implementation of SFAS 142 on amortization expense.

      Including non-recurring and restructuring charges, operating income increased $41.7 million, to $54.7 million in 2002 from $13.0 million in 2001. See Note 6 to Notes to Consolidated Financial Statements for a more detailed discussion of these non-recurring and restructuring items.


INTEREST EXPENSE

      Interest expense, net of interest income, decreased $3.2 million, or 15.8%, to $17.0 million in 2002 from $20.2 million in 2001. The decrease in interest expense was the result of lower average revolver borrowings at declining interest rates partially offset by the impact of the strengthening euro on the reported U.S. dollar value of the interest expense on the Euro Notes.

PROVISION FOR INCOME TAXES

      The provision for income taxes was $11.0 million in 2002, as compared to $8.0 million in 2001. The increase in provision was primarily due to increased earnings before tax in 2002 compared to 2001.

      On an operational basis, excluding non-recurring and restructuring charges, we achieved a 34% effective tax in 2002 compared to 42% in 2001. The decrease in our effective tax rate was due to the impact of tax planning undertaken in 2002, particularly planning to reduce the impact of losses in jurisdictions where we cannot recognize tax benefits and planning to reduce the incidence of double taxation of earnings and other tax inefficiencies. The reduction in the effective tax rate also reflects the benefits of the reduction in non-deductible goodwill amortization under SFAS 142 and a greater proportion of earnings in countries with lower corporate tax rates in 2002 compared to 2001. The effective tax rate of 34% excludes a one-time tax benefit of $1.8 million related to certain costs incurred in restructuring actions taken in 2001. These costs were not originally thought to be deductible for tax purposes; however, as a result of actions undertaken in 2002, these costs are now deductible. Including this one-time item, we achieved a 29% effective tax rate. See Note 11 to Notes to Consolidated Financial Statements for further discussion of our effective tax rate.


NET INCOME/(LOSS)

      Net income before the extraordinary item and cumulative change in accounting principle, increased $41.3 million, to $25.9 million in 2002, as compared to a net loss of $15.4 million in 2001. Including the extraordinary gain on the acquisition of minority interest (a net benefit of $341,000), and the cumulative change in accounting principle related to the adoption of SFAS 142 (a net benefit of $846,000), our net income for 2002 was $27.1 million as compared to a net loss of $15.4 million in 2001.


SEGMENT OPERATING RESULTS

      We have not allocated non-recurring and restructuring charges to the business segments for segment reporting purposes and therefore these costs are not included in the discussions below.


INVESTOR AND OCCUPIER SERVICES

AMERICAS

                                 2002      2001    Increase/(Decrease)
                                ------    ------   -------------------
Revenue. . . . . . . . . . .    $290.9     327.9     (37.0)     (11.3%)
Operating expenses . . . . .     258.9     301.6     (42.7)     (14.2%)
Operating income . . . . . .      32.0      26.3       5.7       21.7%

      Revenue for the Americas region decreased $37.0 million, or 11.3%, to $290.9 million in 2002, from $327.9 million in 2001. The pressure on revenues continued a trend that began in the middle of 2001. The most significant revenue declines during 2002, as compared to 2001, were experienced in our transaction business as clients continued to delay or defer decision making. We also found that our revenue per transaction reduced as clients maintained operational flexibility by entering into leases that were either for less space, or shorter time frames, both factors that impacted the amount of our fees. The Project and Development, Tenant Representation and the leasing part of our Leasing and Management units were most severely impacted. We also saw declines in our South American business as political uncertainty and economic difficulty adversely impacted revenues.

      Operating expenses for the Americas region decreased $42.7 million, or 14.2%, to $258.9 million in 2002 from $301.6 million in 2001. The reduction in expense year-over-year was due to lower base compensation expense as a result of the restructuring actions taken in 2001, partially offset by increased incentive compensation, reflecting the improved financial and operating performance. There was also a continued focus on controlling discretionary costs. Areas which have seen significant cost savings in 2002 were travel and entertainment, information technology, which benefitted from the renegotiation of our contract with a third-party support provider, and bad debt expense, where 2001 included a write-off of $3.9 million related to unrecoverable receivables from technology related clients. The benefit resulting from adopting SFAS 142 was reduced amortization expense of $4.5 million over 2001.

EUROPE

                                              Increase /       % Change
                                              (Decrease)       in Local
                         2002      2001     in U.S. dollars    Currency
                        ------    ------    ---------------    --------
Revenue. . . . . . . .  $317.8     344.8     (27.0)   (7.8%)    (12.6%)
Operating expenses . .   300.0     302.3      (2.3)   (0.8%)     (5.5%)
Operating income . . .    17.8      42.5     (24.7)  (58.1%)    (61.6%)

      Revenue for the Europe region decreased $27.0 million, or 7.8%, to $317.8 million in 2002 from $344.8 million in 2001. Excluding the impact of movements in foreign currency exchange rates, primarily the strengthening of the euro and pound sterling against the U.S. dollar, revenue for the Europe region decreased 12.6% when compared to 2001. The most significant declines in 2002, as compared to 2001, occurred in the leasing business in England, together with overall declines in our business in Germany and France, reflecting the difficult economic conditions they were experiencing.

      Operating expenses for the region decreased $2.3 million, or 0.8%, to $300.0 million in 2002 from $302.3 million in 2001. Excluding the impact of movements in foreign currency exchange rates, primarily the strengthening of the euro and pound sterling against the U.S. dollar, expenses declined 5.5% when compared to 2001. The reduction in expense year-over-year was due to lower base compensation expense as a result of the restructuring actions taken in 2001, together with reduced incentive compensation, reflecting the decline in financial performance. Also contributing to the reduction in expenses year-over-year was a continued focus on controlling discretionary costs. The benefit resulting from adopting SFAS 142 was reduced amortization expense of $1.6 million over 2001.

ASIA PACIFIC

                                              Increase /       % Change
                                              (Decrease)       in Local
                         2002      2001     in U.S. dollars    Currency
                        ------    ------    ---------------    --------
Revenue. . . . . . . .  $145.4     129.6      15.8    12.2%       9.4%
Operating expenses . .   145.6     130.0      15.6    12.0%       9.9%
Operating loss . . . .    (0.2)     (0.4)      0.2    50.0%        nm

      Revenue for the Asia Pacific region increased $15.8 million, or 12.2%, to $145.4 million in 2002 from $129.6 million in 2001. Excluding the impact of movements in foreign currency exchange rates, primarily due to the strengthening of the Australian dollar against the U.S. dollar, revenue for the Asia Pacific region increased 9.4%, when compared to 2001. As discussed in Note 2 to Notes to Consolidated Financial Statements, beginning in December 2002, we reclassified as revenue our recovery of indirect costs related to our management services business, as opposed to being classified as a reduction of expenses in the income statement. These amounts related to our Asia Pacific region were not available for 2001 as it was necessary to reconfigure the reporting systems in this region to separate these costs. The amount reclassified in 2002 for our Asia Pacific region amounted to $18.8 million. Excluding this reclassification in 2002, revenues decreased $3.0 million, or 2.3%. The most significant declines in 2002, as compared to 2001, occurred in Singapore, Hong Kong and Australia. Partially offsetting the decline of revenues in these markets are the markets of North Asia, which continue to show strong revenue growth year-over-year, primarily in the Investment Sales, Property Management and Tenant Representation units.

      Operating expenses for the region increased $15.6 million, or 12.0%, to $145.6 million in 2002 from $130.0 million in 2001. Excluding the impact of movements in foreign currency exchange rates, primarily due to the strengthening of the Australian dollar against the U.S. dollar, operating expenses for the Asia Pacific region increased 9.9%, when compared to 2001. As discussed above, the amount reclassified in 2002 related to the recovery of indirect costs for our Asia Pacific region amounted to $18.8 million. Excluding this reclassification in 2002, operating expenses decreased $3.2 million, or 2.4%. A continued focus on discretionary costs helped in the expense reduction. Also, contributing to the reduction in expense was the benefit resulting from adopting SFAS 142, which resulted in reduced amortization expense of $2.0 million over 2001.


INVESTMENT MANAGEMENT

                                              Increase /       % Change
                                              (Decrease)       in Local
                         2002      2001     in U.S. dollars    Currency
                        ------    ------    ---------------    --------

Revenue. . . . . . . .  $109.0     104.3       4.7     4.5%       3.1%
Operating expenses . .    89.0      82.6       6.4     7.7%       6.5%
Operating income . . .    20.0      21.7      (1.7)   (7.8%)     (9.6%)

      Investment Management revenue increased $4.7 million, or 4.5%, to $109.0 million in 2002 from $104.3 million in 2001. Excluding the impact of movements in foreign currency exchange rates, revenue for Investment Management increased 3.1% when compared to 2001. The most significant increase in 2002 occurred in Advisory Fees, with an increase of $7.3 million, or 9.6%, over 2001. The increase in Advisory Fees in 2002 was in part due to the recognition of $8.7 million related to the performance of an investment portfolio in which we have a co-investment. Included in revenues in 2001 were incentive fees and equity earnings of $14.4 million generated from the disposition of a hotel investment. Expansion into the Asia Pacific region positively impacted revenue with the Asia Recovery Fund in operation for the full year as compared to seven months in 2001.

      Operating expenses increased $6.4 million, or 7.7%, to $89.0 million in 2002 from $82.6 million in 2001. Excluding the impact of movements in foreign currency exchange rates, operating expenses for Investment Management increased 6.5%, when compared to 2001. Base compensation and benefit expense increased in 2002 as staffing increased to support new fund activity, and there was also an increase in incentive compensation reflecting both improved financial and operating performance. Partially offsetting this increase was a reduction in other operating expense as result of focusing on discretionary cost control. Also, a $2.0 million reduction in bad debt reserves related to the partial reversal of a reserve, originally established in 1995 for a receivable due from Diverse Real Estate Holdings Limited Partnership ("Diverse"), favorably impacted operating expenses for the year as the underlying collateral was significantly enhanced in 2002. As discussed in Note 14 to Notes to Consolidated Financial Statements, the Chairman of our Board of Directors holds a 19.8% limited partnership interest in Diverse. The benefit resulting from adopting SFAS 142 was reduced amortization expense of $1.5 million over 2001.


CONSOLIDATED CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES

      During 2003, cash flows provided by operating activities totaled $110.0 million compared to $68.4 million in 2002. The cash flows from operating earnings can be further divided into cash generated from operations of $100.0 million (compared to $83.4 million in 2002) and cash generated from balance sheet movements, primarily working capital, of $10.0 million (compared to $15.0 million used in 2002). The increase in cash flows generated from operations reflected improved business performance in 2003, together with the fact that 2002 included significant non-recurring and restructuring charges associated with the realignment of our business. The increase in cash flows from changes in working capital of $25.0 million is primarily because of an increase in the level of accrued compensation recorded at December 31, 2003 driven by the timing of payroll as well as increased incentive compensation.

      During 2002, cash flows provided by operating activities totaled $68.4 million compared to $54.1 million in 2001. The cash flows from operating earnings can be further divided into cash generated from operations of $83.4 million (compared to $73.9 million in 2001) and cash used in balance sheet movements, primarily working capital, of $15.0 million (compared to $19.8 million in 2001). The increase in cash flows generated from operations reflected improved business performance in 2002 over 2001, together with the fact that 2001 included significant non-recurring and restructuring charges associated with the realignment of our business. The reduction in cash flows from changes in working capital of $4.8 million can be attributed to a slowdown in the improvement in accounts receivable collection as we 1) approached the optimal level of accounts receivable and 2) saw difficult economic conditions resulting in clients seeking to extend payment periods. Offsetting this was a lower level of incentive compensation accrued at December 31, 2001 and paid in 2002, as compared to the amounts accrued at December 31, 2000 and paid in 2001.

CASH FLOWS USED IN INVESTING ACTIVITIES

      We used $15.3 million in investing activities in 2003, which was a reduction in cash used of $11.0 million from the $26.3 million used in 2002. This reduction is primarily due to a decrease in investments in real estate ventures as market conditions in 2003, along with the increased demand for higher quality institutional real estate, prompted us to accelerate the pace of dispositions in order to respond to capital market trends and lock in gains on behalf of ourselves and our clients. We have also maintained our disciplined focus on capital expenditures in 2003.

      We used $26.3 million in investing activities in 2002, which was a reduction in cash used of $6.2 million from the $32.5 million used in 2001. This reduction was a combination of reduced investment in fixed assets of $19.0 million, partially offset by increasing co-investments, where we had an outflow of $9.2 million to our investments in real estate ventures in 2002 versus a net inflow of $8.7 million in 2001.


CASH FLOWS USED IN FINANCING ACTIVITIES

      In 2003, 2002 and 2001, $45.3 million, $38.8 million and $30.0 million, respectively, was used in financing activities as debt was paid-down and we repurchased shares of our common stock.


LIQUIDITY AND CAPITAL RESOURCES

      Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. In the second quarter of 2003 we renegotiated our unsecured revolving credit facility agreement, reducing the facility from $275 million to $225 million and extending the term from 2004 to 2006. This replaced the previous $275 million revolving credit facility agreement and will continue to be utilized for working capital needs, investments and acquisitions. Under the terms of the revolving credit facility, we have the authorization to borrow up to an additional $60.0 million under local facilities. In addition, the facility size may be increased by up to $100 million if we redeem our 9% Senior Euro Notes (the "Euro Notes"). We have outstanding euro 165 million in aggregate principal amounts of Euro Notes, all of which matures on June 15, 2007. Beginning June 15, 2004, the Euro Notes can be redeemed, at our option, at the following redemption prices: during the twelve-month period commencing June 15, 2004 at 104.50% of principal; during the twelve-month period commencing June 15, 2005 at 102.25% of principal; and commencing June 15, 2006 and thereafter at 100.00% of principal. If the market conditions prove favorable, we intend to call the Euro Notes in June 2004 using the revolving credit facility or other sources to refinance this debt. The Euro Notes carry a 9% interest rate while our credit facility is priced at LIBOR plus 187 basis points. If we were to call the Euro Notes in June 2004, we would incur approximately $11.5 million (dependent upon prevailing exchange rates) of expense related to the acceleration of debt issuance cost amortization and the premiums paid to redeem the Euro Notes.

      As of December 31, 2003, we did not have any borrowings outstanding under the revolving credit facility. We had borrowings of euro 165 million ($207.8 million) outstanding under the Euro Notes and short-term borrowings (including capital lease obligations) of $3.6 million. The short-term borrowings are primarily borrowings by subsidiaries on various interest-bearing overdraft facilities. As of December 31, 2003, $3.2 million of the total short-term borrowings were attributable to local overdraft facilities. The increase in the reported U.S. dollar book value of the Euro Notes of $34.7 million in 2003 was solely as a result of the strengthening euro. No additional Euro Notes have been issued. As a result of the strong cash generation of our business, we had $63.1 million of cash at December 31, 2003 as compared with $13.7 million at December 31, 2002.

      Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility and the Euro Notes (the "Facilities"). In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to
repay its borrowing on an overdraft facility.   The guarantees typically
have one-year or two-year maturities. We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to recognize and measure the provisions of guarantees. The guarantees of the revolving credit facility, Euro Notes and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totalling $44.2 million, of which $3.2 million was outstanding as of December 31, 2003. We have provided guarantees of $30.3 million related to the local overdraft facilities, as well as guarantees related to the $225 million revolving credit facility and the euro 165 million Euro Notes, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries' third-party debt.

      With respect to the revolving credit facility, we must maintain consolidated net worth of at least $318 million and a leverage ratio not exceeding 3.0 to 1. We must also maintain a minimum interest coverage ratio of 2.5 to 1 and a minimum fixed charge coverage ratio of 1.1 to 1. As part of the renegotiation of the revolving credit facility, the ratios for the leverage and minimum interest coverage were revised to provide more operating flexibility under these covenants. Our covenants exclude the impact of certain of the non-cash charges related to the abandonment of a property management system in Australia and certain of the charges taken in 2002 related to the Land Investment Group. We are in compliance with all covenants at December 31, 2003. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used during 2003 or 2002 and none were outstanding as of December 31, 2003. The effective interest rate on the Facilities was 8.2% in 2003 versus 7.3% in 2002.

      We believe that the revolving credit facility, together with the Euro Notes, local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures, co-investment activity and share repurchases.

      We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. As of December 31, 2003, we had total investments and loans of $71.3 million in approximately 20 separate property or fund co-investments, with additional capital commitments of $151.1 million for future fundings of co-investments. The net co-investment funding for 2004 is anticipated to be between $30 and $40 million (planned co-investment less return of capital from liquidated co-investments). With respect to certain co-investment indebtedness, we also had repayment guarantees outstanding at December 31, 2003 of $5.0 million. The $151.1 million capital commitment is a commitment to LaSalle Investment Limited Partnership, referred to as LaSalle Investment Company ("LIC"). We expect that LIC will draw down on our commitment over the next five to seven years as it enters into new commitments. LIC is a series of four parallel limited partnerships and is intended to be our co-investment vehicle for substantially all new co-investments. We have an effective 47.85% ownership interest in LIC. Primarily institutional investors, including a significant shareholder in Jones Lang LaSalle, hold the remaining 52.15% interest in LIC. In addition, our Chairman and Chief Executive Officer and another Director of Jones Lang LaSalle are investors in LIC on equivalent terms to other investors. Our investment in LIC is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements. As discussed more fully in Note 8 to Notes to Consolidated Financial Statements, at December 31, 2003, LIC has unfunded capital commitments of $68.2 million, of which our 47.85% share is $32.6 million, for future fundings of co-investments.

      In the third quarter of 2003, LIC entered into a euro 35 million ($44.1 million) revolving credit facility (the "LIC facility") principally for its working capital needs. The LIC facility contains a credit rating trigger (related to the credit rating of one of LIC's investors who is unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the LIC Facility would be in default and would need to be repaid. This would require us to fund our pro-rata share of the then outstanding balance on the LIC Facility, to which our liability is limited. The maximum exposure to Jones Lang LaSalle, assuming that the LIC Facility were fully drawn, would be euro 16.7 million ($21.0 million). As of December 31, 2003 there were no outstanding borrowings on this facility. Additionally, our Board of Directors has recently endorsed the use of our capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investment products. The purpose of this is to accelerate capital raising and assets under management.

      On October 30, 2002 we announced that our Board of Directors had approved a share repurchase program. Under the program, we were authorized to repurchase up to one million shares in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. In the fourth quarter of 2003 we repurchased 400,000 shares at an average price of $20.37 per share. In the fourth quarter of 2002 we repurchased 300,000 shares at an average price of $15.56 per share.

These 700,000 repurchased shares are held by a subsidiary of Jones Lang
LaSalle.

      The 2002 share repurchase program replaced a program that was in place in 2001 authorizing purchases of up to $10.0 million. On March 8, 2001, we repurchased and cancelled 473,962 shares of our own common stock at a price of $14.65 per share, totaling $6.9 million. There were no further purchases in 2001.

      On February 27, 2004, we announced the approval by our Board of Directors to purchase 1.5 million shares under a share repurchase program. The shares will be purchased in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under the firm's existing stock plans. This program replaces our previously announced repurchase programs.

      Capital expenditures for 2003 were $20.5 million, essentially in line with 2002, reflecting our continued focus on limiting discretionary capital spending. Capital expenditures are anticipated to be between $25 and $30 million for 2004, primarily for ongoing improvements to computer hardware and information systems.

      We have obligations and commitments to make future payments under contracts in the normal course of business. These include:

..     Future minimum lease payments, as follows, due in each of the next five years ended December 31 and thereafter ($ in thousands):

                                        Operating        Capital
                                         Leases          Leases
                                        ---------        --------
            2004 . . . . . . . . .       $ 46,268             449
            2005 . . . . . . . . .         41,298             423
            2006 . . . . . . . . .         35,915             223
            2007 . . . . . . . . .         25,931              52
            2008 . . . . . . . . .         19,490              33
            Thereafter . . . . . .          9,344              30
                                         --------        --------
                                         $178,246           1,210
                                         ========        ========

      As of December 31, 2003, we have reserves related to excess lease space of $7.2 million, which were identified as part of our restructuring in 2001 and 2002. The total of minimum rentals to be received in the future under non-cancelable operating subleases as of December 31, 2003 was $6.2 million.

..     Interest and principal payments on outstanding borrowings against our $225 million revolving credit facility fluctuate based on our level of borrowing needs. There is no set repayment schedule with respect to the revolving credit facility, however this facility expires in June 2006. The fixed 9% Euro Notes have an outstanding principle balance of euro 165 million ($207.8 million as of December 31, 2003), and are due in 2007. Interest payments are due on June 15th and December 15th of each year.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information regarding market risk is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market and Other Risk Factors" and is incorporated by reference herein.

      DISCLOSURE OF LIMITATIONS

      As the information presented above includes only those exposures that exist as of December 31, 2003, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----

JONES LANG LASALLE INCORPORATED
  CONSOLIDATED FINANCIAL STATEMENTS

  Management's Statement of Responsibility for
    Financial Information. . . . . . . . . . . . . . . . . . . . . .  60

  Report of KPMG LLP, Independent Auditors' Report . . . . . . . . .  61

  Consolidated Balance Sheets as of
    December 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . .  62

  Consolidated Statements of Earnings
    For the Years Ended December 31, 2003, 2002 and 2001 . . . . . .  64

  Consolidated Statements of Stockholders'
    Equity For the Years Ended December 31,
    2003, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . .  66

  Consolidated Statements of Cash Flows
    For the Years Ended December 31, 2003, 2002 and 2001 . . . . . .  70

  Notes to Consolidated Financial Statements . . . . . . . . . . . .  72

  Quarterly Results of Operations (Unaudited). . . . . . . . . . . . 135


SCHEDULES SUPPORTING THE CONSOLIDATED FINANCIAL STATEMENTS:

  II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . 140


      All other schedules have been omitted since the required information is presented in the financial statements and related notes or is not applicable.

    MANAGEMENT'S STATEMENT OF RESPONSIBILITY FOR FINANCIAL INFORMATION

      The management of Jones Lang LaSalle Incorporated and its subsidiaries (Jones Lang LaSalle) has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the December 31, 2003 Annual Report filed on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

      Jones Lang LaSalle's financial statements have been audited by KPMG LLP, independent auditors ratified by the shareholders. As part of its audit of Jones Lang LaSalle's financial statements, KPMG LLP considered Jones Lang LaSalle's internal control structure in determining the nature, timing and extent of audit tests to be applied. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is contained in this Form 10-K.

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



STUART L. SCOTT                           LAURALEE E. MARTIN
Chief Executive Officer,                  Executive Vice President
President and                             and Chief Financial Officer
Chairman of the Board
of Directors



NICHOLAS J. WILLMOTT
Executive Vice President and
Global Controller

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the financial statements, Jones Lang LaSalle Incorporated and subsidiaries changed their method of accounting for goodwill and intangible assets in 2002.





                                    /s/KPMG LLP




Chicago, Illinois
February 27, 2004

                                          JONES LANG LASALLE INCORPORATED

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 2003 AND 2002
                                        ($ in thousands, except share data)

                                                                                   2003              2002
                                                                                 --------          --------
ASSETS
------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .         $ 63,105            13,654
  Trade receivables, net of allowances of $4,790 and $4,992
    in 2003 and 2002, respectively . . . . . . . . . . . . . . . . . . .          253,126           227,579
  Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,698             4,165
  Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .            8,317             7,623
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           18,866            15,142
  Deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . .           18,097            27,382
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,731            10,760
                                                                                 --------          --------

        Total current assets . . . . . . . . . . . . . . . . . . . . . .          372,940           306,305

Property and equipment, at cost, less accumulated
  depreciation of $140,520 and $116,214 in
  2003 and 2002, respectively. . . . . . . . . . . . . . . . . . . . . .           71,621            81,652
Goodwill, with indefinite useful lives, at cost,
  less accumulated amortization of $38,169 and
  $36,398 in 2003 and 2002, respectively . . . . . . . . . . . . . . . .          334,154           315,477
Identified intangibles, with definite useful lives,
  at cost, less accumulated amortization of $35,196
  and $28,928 in 2003 and 2002, respectively . . . . . . . . . . . . . .           13,454            18,344
Investments in and loans to real estate ventures . . . . . . . . . . . .           71,335            74,994
Long-term receivables, net . . . . . . . . . . . . . . . . . . . . . . .           13,007            15,248
Prepaid pension asset. . . . . . . . . . . . . . . . . . . . . . . . . .           11,920             9,646
Deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . .           43,252            18,839
Debt issuance costs, net . . . . . . . . . . . . . . . . . . . . . . . .            4,113             4,343
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,144             7,668
                                                                                 --------          --------
                                                                                 $942,940           852,516
                                                                                 ========          ========





                                          JONES LANG LASALLE INCORPORATED

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                   2003              2002
                                                                                 --------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities . . . . . . . . . . . . . . .         $ 96,466            92,389
  Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . .          154,317           139,513
  Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . .            3,592            15,863
  Deferred tax liabilities . . . . . . . . . . . . . . . . . . . . . . .            2,623                20
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .           28,414            21,411
                                                                                 --------          --------
        Total current liabilities. . . . . . . . . . . . . . . . . . . .          285,412           269,196

Long-term liabilities:
  Credit facilities. . . . . . . . . . . . . . . . . . . . . . . . . . .            --               26,077
  9% Senior Euro Notes, due 2007 . . . . . . . . . . . . . . . . . . . .          207,816           173,068
  Deferred tax liabilities . . . . . . . . . . . . . . . . . . . . . . .              761               146
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           17,960            17,071
                                                                                 --------          --------

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .          511,949           485,558

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value per share, 100,000,000 shares authorized; 31,762,077 and 30,896,333 shares issued and
    outstanding as of December 31, 2003 and December 31, 2002,
    respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . .              318               309
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          519,438           494,283
  Deferred stock compensation. . . . . . . . . . . . . . . . . . . . . .          (21,649)          (17,321)
  Retained deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .          (59,346)          (95,411)
  Stock held by subsidiary . . . . . . . . . . . . . . . . . . . . . . .          (12,846)           (4,659)
  Stock held in trust. . . . . . . . . . . . . . . . . . . . . . . . . .             (460)             (460)
  Accumulated other comprehensive income (loss). . . . . . . . . . . . .            5,536            (9,783)
                                                                                 --------          --------
          Total stockholders' equity . . . . . . . . . . . . . . . . . .          430,991           366,958
                                                                                 --------          --------
                                                                                 $942,940           852,516
                                                                                 ========          ========


See accompanying notes to consolidated financial statements.

                                          JONES LANG LASALLE INCORPORATED
                                        CONSOLIDATED STATEMENTS OF EARNINGS

                                   YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                        ($ in thousands, except share data)
                                                                   2003            2002            2001
                                                                ----------      ----------      ----------
Revenue:
  Fee based services . . . . . . . . . . . . . . . . . . .      $  924,694         846,933         889,633
  Equity in earnings from unconsolidated ventures. . . . .           7,951           2,581           8,560
  Other income . . . . . . . . . . . . . . . . . . . . . .          17,200          13,057           7,256
                                                                ----------      ----------      ----------
        Total revenue. . . . . . . . . . . . . . . . . . .         949,845         862,571         905,449

Operating expenses:
  Compensation and benefits, excluding non-recurring
    and restructuring charges. . . . . . . . . . . . . . .         612,354         543,003         545,609
  Operating, administrative and other, excluding
    non-recurring and restructuring charges. . . . . . . .         234,000         212,877         222,229
  Depreciation and amortization. . . . . . . . . . . . . .          36,944          37,125          47,420
  Non-recurring and restructuring charges:
    Compensation and benefits. . . . . . . . . . . . . . .          (4,633)         11,438          40,120
    Operating, administrative and other. . . . . . . . . .           8,994           3,433          37,112
                                                                ----------      ----------      ----------
        Total operating expenses . . . . . . . . . . . . .         887,659         807,876         892,490

  Operating income . . . . . . . . . . . . . . . . . . . .          62,186          54,695          12,959

Interest expense, net of interest income . . . . . . . . .          17,861          17,024          20,156
                                                                ----------      ----------      ----------
  Income (loss) before provision for income taxes and
    minority interest. . . . . . . . . . . . . . . . . . .          44,325          37,671          (7,197)
Net provision for income taxes . . . . . . . . . . . . . .           8,260          11,037           7,986
Minority interest in earnings of subsidiaries. . . . . . .           --                711             228
                                                                ----------      ----------      ----------
Net income (loss) before extraordinary item and
  cumulative effect of  change in accounting principle . .          36,065          25,923         (15,411)
Extraordinary gain on the acquisition of minority
  interest, net of tax . . . . . . . . . . . . . . . . . .           --                341           --
Cumulative effect of change in accounting principle. . . .           --                846           --
                                                                ----------      ----------      ----------
Net income (loss). . . . . . . . . . . . . . . . . . . . .      $   36,065          27,110         (15,411)
                                                                ==========      ==========      ==========
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments . . . . . . . .      $   15,319           9,847          (2,218)
                                                                ----------      ----------      ----------
          Comprehensive income (loss). . . . . . . . . . .      $   51,384          36,957         (17,629)
                                                                ==========      ==========      ==========




                                          JONES LANG LASALLE INCORPORATED

                                  CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED





                                                               2003             2002              2001
                                                           ------------     ------------      ------------

Basic earnings (loss) per common share
  before extraordinary item and cumulative
  effect of change in accounting principle . . . . . .     $       1.17             0.85             (0.51)
Extraordinary gain on the acquisition of
  minority interest, net of tax. . . . . . . . . . . .     $      --                0.01             --
Cumulative effect of change in accounting
  principle. . . . . . . . . . . . . . . . . . . . . .     $      --                0.03             --
                                                           ------------       ----------        ----------
Basic earnings (loss) per common share . . . . . . . .     $       1.17             0.89             (0.51)
                                                           ============       ==========        ==========

Basic weighted average shares outstanding. . . . . . .       30,951,563       30,486,842        30,016,122
                                                           ============       ==========        ==========

Diluted earnings (loss) per common share
  before extraordinary item and cumulative effect
  of change in accounting principle  . . . . . . . . .     $       1.12             0.81             (0.51)
Extraordinary gain on the acquisition of
  minority interest, net of tax. . . . . . . . . . . .     $      --                0.01             --
Cumulative effect of change in accounting principle. .     $      --                0.03             --
                                                           ------------       ----------        ----------
Diluted earnings (loss) per common share . . . . . . .     $       1.12             0.85             (0.51)
                                                           ============       ==========        ==========

Diluted weighted average shares outstanding. . . . . .       32,226,306       31,854,397        30,016,122
                                                           ============       ==========        ==========











See accompanying notes to consolidated financial statements.

                                          JONES LANG LASALLE INCORPORATED

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                        ($ in thousands, except share data)
                                                                                           Accumu-
                                                                                           lated
                                                                                 Shares    Other
                                         Additi-  Deferred              Stock    Held in   Compre-
                      Common Stock       tional     Stock   Retained   Held by   Trust     hensive
                   -------------------   Paid-In   Compen-  Earnings    Subsi-    and      Income
                      Shares    Amount   Capital   sation   (Deficit)   diary    Other     (Loss)     Total
                    ----------  ------   -------- --------  ---------  --------  -------   -------  --------
Balances at
 December 31,
 2000. . . . . . . .30,700,150   $307    461,272   (4,322)  (107,110)    --         (397)  (17,412)  332,338

  Net loss . . . . .     --       --       --       --       (15,411)    --        --        --      (15,411)
  Shares issued in
   connection with
   stock option
   plan. . . . . . .     6,001    --         117    --         --        --        --        --          117
  Restricted stock:
    Amortization of
     granted shares.     --       --       --       1,178      --        --        --        --        1,178
    Reduction in
     restricted
     stock compensa-
     tion rights
     outstanding . .     --       --        (739)     739      --        --        --        --        --
    Other adjust-
     ments . . . . .  (461,249)    (5)         5    --         --        --        --        --        --
  Stock purchase
   programs:
    Shares granted .   199,244      2      2,423    --         --        --        --        --        2,425
  Stock compensa-
   tion programs:
    Shares granted .     --       --       5,529   (5,529)     --        --        --        --        --
    Amortization of
     granted shares.     --       --       --       1,896      --        --        --           (1)    1,895
    Shares issued. .   280,991      3      3,150    --         --        --        --        --        3,153
    Shares repur-
      shased for
      payment of
      taxes. . . . .   (67,725)    (1)      (893)   --         --        --        --        --         (894)





                                          JONES LANG LASALLE INCORPORATED

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                                                                           Accumu-
                                                                                           lated
                                                                                 Shares    Other
                                         Additi-  Deferred              Stock    Held in   Compre-
                      Common Stock       tional     Stock   Retained   Held by   Trust     hensive
                   -------------------   Paid-In   Compen-  Earnings    Subsi-    and      Income
                      Shares    Amount   Capital   sation   (Deficit)   diary    Other     (Loss)     Total
                    ----------  ------   -------- --------  ---------  --------  -------   -------  --------
  Shares repur-
    chased under
    share re-pur-
    chase program. .  (473,962)    (4)    (6,938)   --         --        --        --        --       (6,942)
  Shares held in
    trust. . . . . .     --       --       --       --         --        --       (1,460)    --       (1,460)
  Distribution of
    Shares held
    in trust . . . .     --       --       --       --         --        --          199     --          199
  Cumulative effect
    of foreign
    currency trans-
    lation adjust-
    ments. . . . . .     --       --       --       --         --        --        --       (2,217)   (2,217)
                    ----------   ----    ------- --------   --------  --------  --------   -------   -------
Balances at
 December 31, 2001 .30,183,450    302    463,926   (6,038)  (122,521)    --       (1,658)  (19,630)  314,381

  Net income . . . .     --       --       --       --        27,110     --        --        --       27,110
  Shares issued
   in connection
   with stock
   option plan . . .   150,943      2      2,656    --         --        --        --        --        2,658
  Restricted stock:
    Shares granted .     --       --       9,077   (9,077)     --        --        --        --        --
    Amortization of
     granted shares.     --       --        --      2,516      --        --        --        --        2,516
    Reduction in
      restricted
      stock grants
      outstanding. .     --       --        (808)     808      --        --        --        --        --
  Stock purchase
   programs:
    Shares issued. .   166,304      2      2,674    --         --        --        --        --        2,676
    Shares repur-
      chased for
      payment of
      taxes. . . . .    (6,718)   --        (121)   --         --        --        --        --         (121)




                                          JONES LANG LASALLE INCORPORATED

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                                                                           Accumu-
                                                                                           lated
                                                                                 Shares    Other
                                         Additi-  Deferred              Stock    Held in   Compre-
                      Common Stock       tional     Stock   Retained   Held by   Trust     hensive
                   -------------------   Paid-In   Compen-  Earnings    Subsi-    and      Income
                      Shares    Amount   Capital   sation   (Deficit)   diary    Other     (Loss)     Total
                    ----------  ------   -------- --------  ---------  --------  -------   -------  --------
  Stock compensation
   programs:
    Shares granted .     --       --      11,416  (11,416)     --        --        --        --        --
    Amortization
      of granted
      shares . . . .     --       --       --       5,886      --        --        --           (2)    5,884
    Shares issued. .   563,443      5      9,392    --         --        --        --        --        9,397
    Shares repur-
      chased for
      payment of
      taxes. . . . .  (161,089)    (2)    (3,929)   --         --        --        --        --       (3,931)
  Distribution of
    shares held in
    trust. . . . . .     --       --       --       --         --        --        1,198     --        1,198
  Shares held by
    subsidiary . . .     --       --       --       --         --       (4,659)    --        --       (4,659)
  Cumulative effect
    of foreign
    currency
    translation
    adjustments. . .     --       --       --       --         --        --        --        9,849     9,849
                    ----------   ----    ------- --------   --------  --------  --------   -------   -------
Balances at
 December 31, 2002 .30,896,333    309    494,283  (17,321)   (95,411)   (4,659)     (460)   (9,783)  366,958

  Net income . . . .     --       --       --       --        36,065     --        --        --       36,065
  Shares issued in
   connection with
   stock option
   plan. . . . . . .   202,903      2      2,978    --         --        --        --        --        2,980
  Restricted stock:
    Shares granted .     --       --       6,431   (6,431)     --        --        --        --        --
    Amortization of
     granted shares.     --       --       --       4,285      --        --        --        --        4,285
    Shares issued. .   218,983      2         (2)   --         --        --        --        --        --
    Shares repur-
     chased for
     payment of
     taxes . . . . .   (67,309)    (1)    (1,020)   --         --        --        --        --       (1,021)




                                          JONES LANG LASALLE INCORPORATED

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                                                                           Accumu-
                                                                                           lated
                                                                                 Shares    Other
                                         Additi-  Deferred              Stock    Held in   Compre-
                      Common Stock       tional     Stock   Retained   Held by   Trust     hensive
                   -------------------   Paid-In   Compen-  Earnings    Subsi-    and      Income
                      Shares    Amount   Capital   sation   (Deficit)   diary    Other     (Loss)     Total
                    ----------  ------   -------- --------  ---------  --------  -------   -------  --------
    Reduction in
     restricted
     stock grants
     outstanding . .     --       --      (1,367)   1,367      --        --        --        --        --
  Stock purchase
   programs:
    Shares issued. .   196,008      2      2,687    --         --        --        --        --        2,689
  Stock compensation
   programs:
    Shares granted .     --       --      14,357  (14,357)     --        --        --        --        --
    Amortization
     of granted
     shares. . . . .     --       --       --       9,768      --        --        --        --        9,768
    Reduction in
     stock compensa-
     tion grants
     outstanding . .     --       --      (1,040)   1,040      --        --        --        --        --
    Shares issued. .   457,242      5      4,397    --         --        --        --        --        4,402
    Shares repur-
     chased for
     payment of
     taxes . . . . .  (142,083)    (1)    (2,266)   --         --        --        --        --       (2,267)
  Shares held by
    subsidiary . . .     --       --       --       --         --       (8,187)    --        --       (8,187)
  Cumulative effect
   of foreign
   currency
   translation
   adjustments . . .     --       --       --       --         --        --        --       15,319    15,319
                    ----------   ----    ------- --------   --------  --------  --------  --------   -------
Balances at
 December 31, 2003 .31,762,077   $318    519,438  (21,649)   (59,346)  (12,846)     (460)    5,536   430,991
                    ==========   ====    ======= ========   ========  ========  ========  ========   =======



See accompanying notes to consolidated financial statements.

                                          JONES LANG LASALLE INCORPORATED

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                 ($ in thousands)
                                                                          2003         2002         2001
                                                                        --------     --------     --------
Cash flows from operating activities:
 Cash flows from earnings:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .    $ 36,065       27,110      (15,411)
  Reconciliation of net income (loss) to net cash provided by earnings:
    Cumulative effect of change in accounting principle. . . . . . .       --            (846)       --
    Minority interest. . . . . . . . . . . . . . . . . . . . . . . .       --             711          228
    Depreciation and amortization. . . . . . . . . . . . . . . . . .      36,944       37,125       47,420
    Equity in earnings and gain on sale from uncon-
      solidated ventures . . . . . . . . . . . . . . . . . . . . . .      (7,951)      (2,581)      (8,560)
    Operating distributions from real estate ventures. . . . . . . .      11,428        4,981       10,654
    Provision for loss on receivables and other assets . . . . . . .       6,243        3,529       30,318
    Stock compensation expense . . . . . . . . . . . . . . . . . . .       --             139           36
    Amortization of deferred compensation. . . . . . . . . . . . . .      15,841       11,931        7,990
    Amortization of debt issuance costs. . . . . . . . . . . . . . .       1,457        1,303        1,224
                                                                        --------     --------     --------
          Net cash provided by earnings. . . . . . . . . . . . . . .     100,027       83,402       73,899

  Cash flows from changes in working capital:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .     (27,287)      (9,142)      19,184
    Prepaid expenses and other assets. . . . . . . . . . . . . . . .      (4,233)       4,196       (3,098)
    Deferred tax assets and income tax refund receivable . . . . . .     (11,910)      (9,467)      (8,385)
    Accounts payable, accrued liabilities and accrued
      compensation . . . . . . . . . . . . . . . . . . . . . . . . .      53,448         (620)     (27,497)
                                                                        --------     --------     --------
          Net cash flows from changes in working capital . . . . . .      10,018      (15,033)     (19,796)
                                                                        --------     --------     --------
          Net cash provided by operating activities. . . . . . . . .     110,045       68,369       54,103

Cash flows used in investing activities:
    Net capital additions--property and equipment. . . . . . . . . .     (18,597)     (16,790)     (35,792)
    Other acquisitions and investments, net of cash acquired
      and transaction costs. . . . . . . . . . . . . . . . . . . . .      (1,100)        (287)      (5,413)
    Investments in real estate ventures:
      Capital contributions and advances to real estate ventures . .      (7,320)     (30,010)     (16,367)
      Distributions, repayments of advances and sale of
        investments. . . . . . . . . . . . . . . . . . . . . . . . .      11,735       20,747       25,023
                                                                        --------     --------     --------
          Net cash used in investing activities  . . . . . . . . . .     (15,282)     (26,340)     (32,549)




                                          JONES LANG LASALLE INCORPORATED

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                          2003         2002         2001
                                                                        --------     --------     --------
Cash flows used in financing activities:
    Proceeds from borrowings under credit facilities . . . . . . . .     292,834      414,223      340,635
    Repayments of borrowings under credit facilities . . . . . . . .    (332,244)    (448,461)    (361,723)
    Shares repurchased for payment of taxes on stock awards. . . . .      (3,288)      (4,052)      (4,118)
    Shares repurchased under share repurchase program. . . . . . . .      (8,187)      (4,659)      (6,942)
    Common stock issued under stock option plan and stock
      purchase programs. . . . . . . . . . . . . . . . . . . . . . .       5,573        4,128        2,197
                                                                        --------     --------     --------
          Net cash used in financing activities. . . . . . . . . . .     (45,312)     (38,821)     (29,951)
                                                                        --------     --------     --------
  Net increase (decrease) in cash and cash equivalents . . . . . . .      49,451        3,208       (8,397)
  Cash and cash equivalents, January 1 . . . . . . . . . . . . . . .      13,654       10,446       18,843
                                                                        --------     --------     --------
  Cash and cash equivalents, December 31 . . . . . . . . . . . . . .    $ 63,105       13,654       10,446
                                                                        ========     ========     ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 19,386       18,475       21,140
    Taxes, net of refunds. . . . . . . . . . . . . . . . . . . . . .      11,926       14,144       23,647





















See accompanying notes to consolidated financial statements.

                      JONES LANG LASALLE INCORPORATED

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (in millions, except where otherwise noted)


(1)   ORGANIZATION

      Jones Lang LaSalle Incorporated ("Jones Lang LaSalle", which may be referred to as we, us, our, the Company or the Firm) was incorporated in 1997. Its operations presently include the businesses previously known as LaSalle Partners (founded in 1968) and Jones Lang Wootton (founded in
1783). We are the global leader in real estate services and money management. We serve our clients' real estate needs locally, regionally and globally from offices in over 100 markets in 34 countries on five continents, with approximately 17,300 employees, including approximately 9,200 directly reimbursable property maintenance employees. Our services include: outsourcing; space acquisition and disposition (tenant representation); facilities and property management; project and development management services; consulting; agency leasing, buying and selling properties; corporate finance; capital markets; hotel advisory; and valuations. We also provide real estate money management on a global basis for both public and private assets through LaSalle Investment Management. Our services are enhanced by our integrated global business model, industry leading research capabilities, account management focus and operational excellence.

      We have grown by expanding both our client base and the range of our services and products, as well as through a series of strategic acquisitions and a merger. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single source provider of solutions for our clients' full range of real estate needs. We solidified this network of services around the globe through the merger of the businesses of the Jones Lang Wootton companies ("JLW") with those of LaSalle Partners Incorporated ("LaSalle Partners") effective March 11, 1999. In connection with this merger, the name of the company was changed from LaSalle Partners Incorporated to Jones Lang LaSalle.


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      Our financial statements include the accounts of Jones Lang LaSalle and its majority-owned-and-controlled subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates over which we exercise significant influence, but not control, are accounted for by the equity method. Under this method we maintain an investment account, which is increased by contributions made and our share of net income of the unconsolidated affiliates, and decreased by distributions received and our share of net losses of the unconsolidated affiliates. Our share of each unconsolidated affiliate's net income or loss, including gains and losses from capital transactions, is reflected in our statement of earnings as "equity in earnings from unconsolidated ventures." Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method. Under the cost method our investment account is increased by contributions made and decreased by distributions representing return of capital. Distributions of income are reflected in our statement of earnings in "equity in earnings from unconsolidated ventures."

                      JONES LANG LASALLE INCORPORATED

      REVENUE RECOGNITION

      We recognize advisory and management fees in the period in which we perform the service. Transaction commissions are recognized as income when we provide the service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies are satisfied. Development management fees are generally recognized as billed, which we believe approximates the percentage of completion method of accounting. Incentive fees are generally tied to some form of contractual milestone and are recorded in accordance with the specific terms of the underlying compensation agreement. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB 104, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101, as amended by SAB 104. We implemented SAB No. 101 in 2000 as discussed more fully in Note 17. Pursuant to contractual arrangements, accounts receivable includes unbilled amounts of $60.5 million and $56.9 million at December 31, 2003 and 2002, respectively.

      In certain of our businesses, primarily those involving management services, we are reimbursed by our clients for expenses that are incurred on their behalf. The treatment of reimbursable expenses for financial reporting purposes is based upon the fee structure of the underlying contracts. A contract that provides a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such, is reported on a gross basis. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. When the fee structure is comprised of at least two distinct elements, namely the fixed management fee and a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client, we will account for the contract on a net basis. This means we include the fixed management fee in reported revenues and we net the reimbursement against the expenses. This characterization is based on the following factors which define us as an agent rather than a principal: (i) the property owner generally has authority over hiring practices and the approval of payroll prior to payment by Jones Lang LaSalle; (ii) Jones Lang LaSalle is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract;
(iii) reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) Jones Lang LaSalle generally earns no margin in the arrangement, obtaining reimbursement only for actual cost incurred. The majority of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated approximately $385 million and $360 million in 2003 and 2002, respectively. This treatment has no impact on operating income (loss), net income (loss) or cash flows. Information prior to 2002 is not available given that it was necessary to reconfigure our reporting systems in 2002 to collect this information as our global systems did not separate these costs.

      ACCOUNTS RECEIVABLE

      We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate includes specific accounts for which payment has become unlikely. This estimate is also based on historical experience combined with a careful review of current developments and with a strong focus on credit quality. A detailed discussion of the calculation

                      JONES LANG LASALLE INCORPORATED
can be found in the Summary of Critical Accounting Policies and Estimates section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

      IMPAIRMENT OF LONG-LIVED ASSETS

      We apply Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") to recognize and measure impairment of long-lived assets. SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring that those long-lived assets to be held and used be measured at the lower of carrying costs or their fair value, and by requiring that those long-lived assets to be held for sale to be measured at the lower of carrying costs or their fair value less costs to sell, whether reported in continuing operations or in discontinued operations. We adopted SFAS 144 on January 1, 2002. The effect of implementing SFAS 144 did not have a material impact on our consolidated financial statements.

      We review long-lived assets, including investments in real estate ventures, intangibles and property and equipment for impairment on an annual basis, or whenever events or circumstances indicate the carrying value of an asset group may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the asset group. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value.

      We invest in certain real estate ventures that own and operate commercial real estate. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of the non-controlling ownership. We apply the provisions of SFAS 144 when evaluating these investments for impairment, including an impairment evaluation of the individual assets held by investment funds.
We have recorded impairment charges in equity earnings of $4.1 million in 2003, representing our equity share of the impairment charge against individual assets held by certain funds. There were no similar charges to equity earnings in 2002 or 2001. Impairment charges of $3.0 million and $3.5 million in 2002 and 2001, respectively, related to the exiting of our Land Investment and Development groups were recorded to non-recurring expense. For a further discussion of these non-recurring charges see
Note 6.

      During 2001, we reviewed our e-commerce investments on an investment-by-investment basis, evaluating actual business performance against original expectations, projected future performance and associated cash flows, and capital needs and availability. As a result of this evaluation we determined that our investments in e-commerce were impaired and fully wrote down these investments by the end of 2001 as part of our non-recurring charges. It is currently our policy to expense any additional investments that are made into these ventures in the period they are made due to the fact that recovery of such sums is uncertain. These charges are recorded as ordinary recurring charges. We expensed a total of $820,000 and $287,000 of such investments in 2003 and 2002, respectively.

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

      As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage foreign currency risk. At
December 31, 2003, we had forward exchange contracts in effect with a gross notional value of $244.3 million ($205.4 million on a net basis) and a market and carrying gain of $3.9 million.

      In the past we have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We did not use any interest rate swap agreements in 2003 or in 2002, and there were no such agreements outstanding as of December 31, 2003.

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

      We hedge any foreign currency exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on our earnings of the unrealized gain on foreign currency contracts, offset by the loss resulting from re-measurement of foreign currency transactions, for 2002 and 2003 was not significant.

      In connection with a previous investment in an unconsolidated real estate venture, we were granted certain residual "Common Share Purchase Rights" that give us the ability to purchase shares in a publicly traded real estate investment trust at a fixed price. These rights, which extend through April of 2008, are a non-hedging derivative instrument and should have been recorded at fair value as part of the adoption of SFAS 133 effective January 1, 2001, with subsequent changes in fair value reflected in equity earnings. The initial accounting for these common share purchase rights through June 30, 2003 was not in accordance with the rules of SFAS 133 due to an inadvertent error as a result of the complexity of this

                      JONES LANG LASALLE INCORPORATED
unique derivative. We determine fair value through the use of the Black Scholes option pricing model. The fair value of these rights at January 1, 2001 was $954,000 and the fair value has ranged from $200,000 to $1.4 million in the periods since that time due to stock market fluctuation. At December 31, 2003, the fair value of these rights was $1.4 million which we included in the investments in unconsolidated real estate ventures on the Consolidated Balance Sheet. We recorded a pre-tax gain of $1.3 million in equity earnings in the third quarter of 2003, of which approximately $800,000 represented the impact of correcting this error. We do not believe that the correction of this error is material to the 2001, 2002 or 2003 consolidated financial statements or in any quarter of these years. Additionally, we do not believe that the correction of this error is material to consolidated earnings trends. We do not own any other instruments of this nature.

      COMMITMENTS AND CONTINGENCIES

      We are subject to various claims and contingencies related to lawsuits, taxes and environmental matters as well as commitments under contractual obligations. Many of these claims are covered under our current insurance programs, subject to deductibles. We recognize the liability associated with commitments and contingencies when a loss is probable and estimable. Our contractual obligations generally relate to the provision of services by us in the normal course of our business.

      ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE
ASSETS

      We have historically grown through a series of acquisitions and one substantial merger. As a result of this activity, and consistent with the services nature of the businesses we acquired, the largest assets on our balance sheet are intangibles resulting from business acquisitions and the JLW merger. Historically we have amortized these intangibles over their estimated useful lives (generally eight to forty years). Beginning
January 1, 2002, pursuant to the issuance of FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we have ceased the amortization of intangibles with indefinite useful lives, which have a net book value of $334.2 million at December 31, 2003. We will continue to amortize intangibles with definite useful lives, which primarily represent the value placed on management contracts that are acquired as part of our acquisition of a company.

      In connection with the transitional goodwill impairment evaluation required by SFAS 142, we performed an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. SFAS 142 also requires that a goodwill impairment evaluation be done at least annually, or whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. To accomplish this evaluation, we determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. For purposes of this exercise, we defined reporting units based on how the Chief Operating Decision Makers (defined as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Financial Officer and the Chief Executive Officers of each of our reporting segments) for each segment look at their segments when determining strategic business decisions. The following reporting units were determined: Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groups in Europe IOS. We have determined the fair value of each reporting unit on the basis of a discounted cash flow methodology and compared it to the reporting unit's carrying amount. The result of the 2002 and 2003 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in either year.

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

      STATEMENT OF CASH FLOWS

      Cash and cash equivalents include demand deposits and investments in United States Treasury instruments (generally held as available for sale) with maturities of three months or less. The combined carrying value of such investments of $42.0 million and $5.3 million at December 31, 2003 and 2002, respectively, approximates their market value. The increased cash and cash equivalent level at December 31, 2003 is a result of the revolving credit facility having been fully paid down in 2003.

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

      DEBT ISSUANCE COSTS

      Costs incurred in connection with the issuance of debt are capitalized and amortized over the periods to which the underlying debt is outstanding. Amortization expense related to debt issuance costs, included as interest expense, was $1.5 million, $1.3 million and $1.2 million in 2003, 2002 and 2001, respectively. The amortization expense related to debt expense recorded in 2003 includes the acceleration of approximately $150,000 of capitalized debt issuance costs as a result of the early renewal and reduction of our credit facility.

                      JONES LANG LASALLE INCORPORATED

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      Our financial instruments include cash and cash equivalents, receivables, accounts payable, notes payable and foreign currency exchange contracts. The estimated fair value of cash and cash equivalents, receivables and payables approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of our revolving credit facility and short-term borrowings approximates their carrying value due to their variable interest rate terms. The fair value of the Senior Euro Notes was euro 175.3 million, or $220.8 million which was the mid-market value as of December 31, 2003. The fair values of forward foreign exchange contracts are estimated to be $3.9 million as of December 31, 2003, determined by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date.

      FOREIGN CURRENCY TRANSLATION

      The financial statements of our subsidiaries located outside the United States, except those subsidiaries located in highly inflationary economies, are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date with the resulting translation adjustments included in the balance sheet as a separate component of stockholders' equity (accumulated other comprehensive income
(loss)) and in the statement of earnings (other comprehensive income foreign currency translation adjustments). Income and expenses are translated at the average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings. For subsidiaries operating in highly inflationary economies, the associated gains and losses from balance sheet translation adjustments are included in net earnings.

      EARNINGS PER SHARE

      The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive impact of common stock equivalents. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods. For the year ended December 31, 2003 we did not include in the weighted average shares outstanding the 700,000 shares that have been repurchased, and which are held by one of our subsidiaries. For the year ended December 31, 2002 we did not include in the weighted average shares outstanding the 300,000 shares that have been repurchased, and which are held by, one of our subsidiaries. Also, as a result of the net loss incurred in 2001, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive. The following table details the calculation of diluted average shares outstanding ($ in thousands, except share data) for each of the three years ended
December 31, 2003.

                      JONES LANG LASALLE INCORPORATED

                                       2003         2002         2001
                                    ----------   ----------   ----------

Net income (loss). . . . . . . . .  $   36,065       27,110      (15,411)
Basic weighted average shares
  outstanding. . . . . . . . . . .  30,951,563   30,486,842   30,016,122
                                    ----------   ----------   ----------
Basic earnings (loss)
  per common share . . . . . . . .  $     1.17         0.89        (0.51)
                                    ==========   ==========   ==========

Diluted net income (loss). . . . .  $   36,065       27,110      (15,411)

Basic weighted average shares
  outstanding. . . . . . . . . . .  30,951,563   30,486,842   30,016,122
Dilutive impact of common
 stock equivalents:
  Outstanding stock options. . . .     230,001      354,125        --
  Unvested stock compensa-
    tion programs. . . . . . . . .   1,044,742    1,013,430        --
                                    ----------   ----------   ----------
Dilutive weighted average
  shares outstanding . . . . . . .  32,226,306   31,854,397   30,016,122
                                    ----------   ----------   ----------
Dilutive earnings (loss)
  per common share . . . . . . . .  $     1.12         0.85        (0.51)
                                    ==========   ==========   ==========

      DEPRECIATION

      Depreciation and amortization is calculated for financial reporting purposes primarily using the straight-line method based on the estimated useful lives of our assets. The following table shows the gross value of each asset category at December 31, 2003 and 2002, respectively, as well as the standard depreciable life for each asset category ($ in thousands):

                        December 31,    December 31,    Depreciable
Category                   2003            2002         Life
--------                ------------    ------------    -----------

Furniture, fixtures
  and equipment. . . .      $  39.5         $ 36.2      5 to 10 years
Computer equipment
  and software . . . .        119.7          114.9      2 to 7 years
Leasehold
  Improvements . . . .         43.2           36.5      1 to 10 years
Automobiles. . . . . .          8.8            9.5      4 to 5 years

      STOCK-BASED COMPENSATION

      We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We follow Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation, and accordingly, recognize no compensation expense for stock option grants, but provide pro forma disclosures required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123."

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

      In 2001, Strategic Consulting ("SCON"), a globally allocated department, recorded its revenue as a reduction to expense. Beginning in 2002, we began recording this item as part of revenue. The SCON revenue for 2001 has been reclassified for comparability.

      Beginning in December 2002, pursuant to the FASB's Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred", we have reclassified reimbursements received for out-of-pocket expenses to revenues in the income statement, as opposed to being shown as a reduction of expenses. These out-of-pocket expenses amounted to $5.4 million for the year ended December 31, 2003.

      Beginning in December 2002, we have reclassified as revenue our recovery of indirect costs related to our management services business, as opposed to being classified as a reduction of expenses in the income statement. This recovery of indirect costs for the year ended December 31, 2003 totaled $37.8 million. The amounts related to the recovery of these indirect costs in our Asia Pacific region were not available for the year ended December 31, 2001 given that it was necessary to reconfigure the reporting systems in this region to separate these costs.

      The following table lists total revenue and expenses as originally reported in the annual reports for each of the years ended December 31, 2002 and 2001, and lists the reclassifications as discussed above, as well as the reclassified amounts ($ in thousands):
                                                2002        2001
                                              --------    --------
     Total revenue:
       As originally reported. . . . . . . .  $840,429     881,676

     Reclassifications:
       Strategic consulting. . . . . . . . .      N/A       10,421
       Out-of-pocket expenses. . . . . . . .     1,350       4,023
       Indirect costs. . . . . . . . . . . .    20,792       9,329
                                              --------    --------
     As reclassified . . . . . . . . . . . .   862,571     905,449

     Total operating expenses:
       As originally reported. . . . . . . .   785,734     868,717

     Reclassifications:
       Strategic consulting. . . . . . . . .      N/A       10,421
       Out-of-pocket expenses. . . . . . . .     1,350       4,023
       Indirect costs. . . . . . . . . . . .    20,792       9,329
                                              --------    --------
     As reclassified . . . . . . . . . . . .   807,876     892,490
                                              --------    --------
     Operating income. . . . . . . . . . . .    54,695      12,959
                                              ========    ========

                      JONES LANG LASALLE INCORPORATED

NEW ACCOUNTING STANDARDS

     DEFINED BENEFIT PENSION PLAN DISCLOSURES

     In December 2003, FASB Statement No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132-R"), was issued. SFAS 132-R revises the employers' disclosure requirements regarding defined benefit pension plans contained in the original FASB Statement No. 132; it does not change the measurement or recognition of those plans. SFAS 132-R also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of these plans. SFAS 132-R is generally effective for fiscal years ending after December 15, 2003 for U.S. based plans, and applies to non-U.S. based plans for fiscal years ending after June 15, 2004. As our defined benefit pension plans are non-U.S. based plans, the additional disclosure required under SFAS 132-R will be required in our annual report for the year ended December 31, 2004.

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

     ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     As of January 1, 2003, we adopted FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity, and SFAS 146 also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption has not had a material impact on our financial statements.

     For the twelve months ended December 31, 2003 we recorded a charge of $4.6 million to the non-recurring operating, administrative and other expense for additional lease costs of excess space. In accordance with SFAS 146, any costs related to the early exit of leases or abandoned new space have been recorded at the time we ceased use of/abandoned the leased space.

                      JONES LANG LASALLE INCORPORATED

     ACCOUNTING AND DISCLOSURE BY GUARANTORS

     We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Company has not entered into, or modified guarantees pursuant to the recognition provisions of FIN 45 that have had a significant impact on the financial statements during the twelve months ended December 31, 2003. Guarantees covered by the disclosure provisions of FIN 45 are discussed in the "Liquidity and Capital Resources" contained herein.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addressed the consolidation by business enterprises of variable interest entities as defined. FIN 46 applied immediately to variable interests in variable interest entities created after January 31, 2003. We have not invested in any variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, the FASB modified the application date of FIN 46 to no later than the end of the interim or annual period ending after December 15, 2003 as it prepared to issue additional guidance.

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46-R"), which addresses how a business enterprise should evaluate whether they have a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity. FIN 46-R replaces FIN 46. We have not fully assessed the impact of FIN 46-R on our consolidated financial statements, but do not anticipate its application to be material.

     ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer; specifically, (i) a mandatorily redeemable financial instrument, (ii) an obligation to repurchase the issuer's equity, (iii) certain obligations to issue a variable number of shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. At this time we do not believe that we have any financial instruments that are subject to the standards of SFAS 150.

                      JONES LANG LASALLE INCORPORATED

(3)  ACQUISITION

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


(4)  DISPOSITION

     Effective December 31, 1996, we sold our Construction Management business and certain related assets to a former member of management for a $9.1 million note. The note, which is secured by the current and future assets of the business, is due December 31, 2006 and bears interest at rates of 6.8% to 10.0%, with interest payments due annually. Annual principal repayments began in January 1998. The outstanding principal balance of this loan as of December 31, 2003 is $4.8 million. The payments due under the terms of this note are current.

     Under the terms of the Asset Purchase Agreement, Jones Lang LaSalle has the option to repurchase, at the then current market value, up to 49.9% of the ownership in the Construction Management business on the earlier of the December 31, 2006 or the prepayment of the note receivable. The choice to exercise the repurchase option belongs solely to Jones Lang LaSalle.


(5)  SHARE REPURCHASE

     On October 30, 2002 we announced that our Board of Directors had approved a share repurchase program. Under the program, we were authorized to repurchase up to one million shares in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. In the fourth quarter of 2003 we repurchased 400,000 shares at an average price of $20.37 per share. In the fourth quarter of 2002 we repurchased 300,000 shares at an average price of $15.56 per share.

These 700,000 repurchased shares are held by a subsidiary of Jones Lang
LaSalle.

     The 2002 share repurchase program replaces a program that was in place in 2001 authorizing purchases of up to $10.0 million. On March 8, 2001, we repurchased and cancelled 473,962 shares of our own common stock at a price of $14.65 per share, totaling $6.9 million. There were no further purchases in 2001.

     On February 27, 2004, we announced the approval by our Board of Directors to purchase 1.5 million shares under a share repurchase program. The shares will be purchased in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under the firm's existing stock plans. This program replaces our previously announced repurchase programs.


(6)  NON-RECURRING AND RESTRUCTURING CHARGES

     For the years ended December 31, 2003, 2002 and 2001, non-recurring and restructuring charges totaled $4.4 million, $14.9 million and $77.2 million, respectively. These charges and associated tax benefits are made up of the following ($ in millions):

                      JONES LANG LASALLE INCORPORATED

                                              2003      2002     2001
                                             ------    ------   ------
Non-Recurring & Restructuring Charges
-------------------------------------
Impairment of E-commerce Investments . . . . $ --        (0.3)    18.0

Land Investment & Development Group
  Impairment Charges . . . . . . . . . . . .   --         3.0      3.5

Insolvent Insurance Providers. . . . . . . .   (0.6)      --       1.9

Abandonment of Property Management
  Accounting System:
    Compensation and Benefits. . . . . . . .    0.1       --       --
    Operating, Administrative and Other. . .    5.0       --       --

Merger Related Stock Compensation. . . . . .   (2.5)      --       --

2001 Global Restructuring Program:
  Compensation & Benefits. . . . . . . . . .   (0.1)     (1.3)    40.1
  Operating, Administrative & Other. . . . .    --        0.1     13.7

2002 Global Restructuring Program:
  Compensation & Benefits. . . . . . . . . .   (2.1)     12.7      --
  Operating, Administrative & Other. . . . .    4.6       0.7      --
                                              -----     -----    -----
Total Non-Recurring & Restructuring Charges.  $ 4.4      14.9     77.2
                                              =====     =====    =====

Net tax benefit for current year charges . .  $ 2.2       5.0     21.3
Net tax benefit for prior year charges . . .    3.0       1.8      --
                                              -----     -----    -----
                                              $ 5.2       6.8     21.3
                                              =====     =====    =====

      E-COMMERCE INVESTMENT IMPAIRMENT

      In 2001, we reviewed our e-commerce investments on an investment-by-investment basis, evaluating actual business performance against original expectations, projected future cash flows, and capital needs and availability. By the end of 2001, we had written down all of our investments in e-commerce ventures. It is currently our policy to expense any additional investments that are made into these ventures in the period they are made due to the fact that recovery of such sums is uncertain. Any such charges are recorded as ordinary recurring charges. In 2003 and 2002, we expensed $820,000 and $287,000, respectively, of such investments.
Also, in 2002, $276,000 related to an e-commerce venture written-off in 2001 was recovered and recorded as a credit to non-recurring expense.

      LAND INVESTMENT AND DEVELOPMENT GROUP IMPAIRMENT

      We closed the non-strategic residential land investment business in the Americas region of the Investment Management segment in 2001. Included in non-recurring expense in 2001 was an impairment provision of $3.5 million against the carrying value of certain residential land co-investments made by this group. We had determined that we would not fund these investments beyond our contractual commitments and would seek to manage an exit from this portfolio. In 2002 we recorded additional impairment charges of $2.8 million to fully write-down an additional two of these co-investments as a result of adverse performance expectation developments in 2002. This charge was included in non-recurring expense. We continue to monitor this portfolio and have not recorded

                      JONES LANG LASALLE INCORPORATED
additional impairment charges in 2003. In the third quarter of 2003 we sold one of the remaining assets in the Land Investment portfolio for no gain or loss. Any future impairment charges or gains or losses on disposal relating to the Land Investment Group will be included in non-recurring charges. Included in investments in real estate ventures as of December 31, 2003 is the book value of the three remaining Land Investment Group investments of $2.0 million. We have provided guarantees associated with this investment portfolio of $750,000, which we currently do not expect to be required to fund. We currently expect to liquidate the Land Investment Group investments by the end of 2006.

      Additionally, we disposed of our Americas Development Group in 2001, retaining an interest in certain investments originated by this group with the intention of liquidating them by the end of 2003. In 2002 we recorded a gain of $675,000 as a result of the disposal of three of these investments, an impairment charge of $472,000 relating to two properties that were subsequently sold and equity losses of $404,000. The net expense of $201,000 was recorded in non-recurring expense in 2002. We continue to monitor this investment and have not recorded an impairment charge in 2003.

Any future impairment charges or gains or losses on disposal relating to the Development Group will be included in non-recurring expenses. Included in investment in real estate ventures as of December 31, 2003 is the book value of the one remaining investment project of $50,000. We currently expect to liquidate this investment by the middle of 2004.

      INSOLVENT INSURANCE PROVIDERS

      In 2001 we recorded $1.9 million against our exposure to insolvent insurance providers, of which $1.6 million related to approximately 30 claims that were covered by an insolvent Australian insurance provider, HIH Insurance Limited ("HIH"). As of December 31, 2003, we have settled approximately 25 of these claims. However, we have been notified of additional claims subsequent to the insolvency of HIH and approximately 22 claims remain outstanding with a reserve of approximately $0.6 million. As a result of favorable developments related to the loss reserves, we recorded a credit of $0.6 million to the non-recurring operating, administrative and other expense in the second quarter of 2003. We believe the remaining reserve is adequate to cover the remaining claims and expenses to be paid as a result of the HIH insolvency. We expect to have fully utilized this reserve by the end of 2006.

      ABANDONMENT OF PROPERTY MANAGEMENT ACCOUNTING SYSTEM

      In the second quarter of 2003, we completed a feasibility analysis of a property management accounting system that was in the process of being implemented in Australia. As a result of the review, we concluded that the potential benefits from successfully correcting deficiencies in the system that would allow it to be implemented throughout Australia were not justified by the costs that would have to be incurred to do so. As a result of this decision, we recorded a charge of $5.1 million to non-recurring expense in 2003. The charge of $5.1 million includes $113,000 for severance costs of personnel who worked exclusively on the system and $218,000 for professional fees associated with pursuing litigation against the consulting firm that was responsible for the design and implementation of this system. We anticipate incurring additional expenses as the litigation progresses. We implemented a transition plan to an existing alternative system and have used this system from July 1, 2003.

                      JONES LANG LASALLE INCORPORATED

      MERGER RELATED STOCK COMPENSATION

      On March 11, 1999, LaSalle Partners merged its business with that of JLW and changed its name to Jones Lang LaSalle. In connection with this merger we issued shares of our common stock as consideration. Restrictions on certain of those shares were removed at December 31, 2000 (See our 2002 Annual Report on Form 10-K for a detailed discussion of this merger). Included as part of our non-recurring stock compensation expense for the year ended December 31, 2000, we provided for potential social tax exposures relating to the issuance of these shares. As a result of a current re-evaluation of these potential exposures and changing circumstances, we have determined that this reserve is no longer required, and we have reversed the remaining $2.5 million of this provision in 2003.

      BUSINESS RESTRUCTURING

      Business restructuring charges include severance and professional fees associated with the realignment of our business. In 2001, the Asia Pacific business underwent a realignment from a traditional geographic structure to one that is managed according to business lines. In addition, in the second half of 2001 we implemented a broad based restructuring of our global business that reduced headcount by approximately nine percent. The total charge for the full year of 2001 for estimated severance and related costs was $43.9 million. Included in the $43.9 million was $40.0 million of severance costs and approximately $3.0 million of professional fees. The balance of $900,000 included relocation and other severance related expenses. Of the estimated $43.9 million (adjusted down to $42.6 million for reasons stated below), $41.1 million had been paid at December 31, 2003, with a further $1.5 million to be paid over the next several years as required by labor laws.

      In December 2002, we reduced our workforce by four percent to meet expected global economic conditions. As such, we recorded $12.7 million in non-recurring compensation and benefits expense related to severance and certain professional fees, and $632,000 in non-recurring operating, administrative and other expense in 2002, primarily related to the lease cost of excess space. Of the estimated $12.7 million (adjusted down to $10.5 million in 2003 for reasons stated below), $8.7 million had been paid at December 31, 2003, with the remaining $1.8 million to be paid by the end of 2004.

      The actual cost incurred related to these business restructurings have varied by individual from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law, developments in the underlying business, resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions. Specifically, the combination of new client wins and expanded assignments for existing clients in America has resulted in a permanent reevaluation of planned headcount reductions. As a result of the above, we have credited $2.2 million back to the non-recurring compensation and benefit line in 2003.

      In 2003 we charged $4.6 million to non-recurring operating, administrative and other expenses related to excess lease space as a result of the 2002 restructuring. The most significant of these charges relates to a $4.4 million expense for excess lease space. The 2002 restructuring had considered this potential duplicate lease space, but because of uncertainty about future actions, we did not establish a reserve for this space in 2002. Early in 2003 we signed a lease modification that delayed the timeframe in which we would have been required to occupy the new space to allow us to fully evaluate our options. In the fourth quarter of 2003 we

                      JONES LANG LASALLE INCORPORATED
decided to remain in our existing space rather than relocate to the new space. As a result of the abandonment of new space, we recorded a $4.4 million charge to non-recurring operating, administrative and other expense in 2003.

      The following table displays the net charges incurred by segment for the years ended December 31, 2003, 2002 and 2001 ($ in millions):

                                              2003      2002     2001
                                             ------    ------   ------

Non-Recurring & Restructuring Charges
-------------------------------------

Investor and Occupier Services:
  Americas . . . . . . . . . . . . . . . . .  $(1.9)      4.8     34.9
  Europe . . . . . . . . . . . . . . . . . .    3.5       6.7     22.6
  Asia Pacific . . . . . . . . . . . . . . .    5.0       0.3     12.6

Investment Management. . . . . . . . . . . .    0.3       2.6      5.0
Corporate. . . . . . . . . . . . . . . . . .   (2.5)      0.5      2.1
                                              -----     -----    -----
Total Non-Recurring and Restructuring
  Charges. . . . . . . . . . . . . . . . . .  $ 4.4      14.9     77.2
                                              =====     =====    =====


(7)   BUSINESS SEGMENTS

      We manage our business along a combination of functional and geographic lines. We report our operations as four business segments: (i) Investment Management, which offers Real Estate Money Management services on a global basis, and the three geographic regions of Investor and Occupier Services ("IOS"): (ii) Americas, (iii) Europe and (iv) Asia Pacific, each of which offers our full range of Real Estate Investor Services, Real Estate Capital Markets and Real Estate Occupier Services. The Investment Management segment provides Real Estate Money Management services to institutional investors and high-net-worth individuals. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "implementation services") and property management, facilities management services, project and development management services (collectively "management services").

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

      Our measure of segment operating results excludes non-recurring and restructuring charges. See Note 6 for a detailed discussion of these non-recurring and restructuring charges. We have determined that it is not meaningful to investors to allocate these non-recurring and restructuring charges to our segments. In addition, the Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without these charges allocated. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Financial Officer and the Chief Executive Officers of each of our reporting segments.

                      JONES LANG LASALLE INCORPORATED

      We have reclassified certain prior year amounts to conform with the current presentation. These reclassifications are discussed in Note 2.

      Summarized financial information by business segment for 2003, 2002 and 2001 are as follows ($ in thousands):

                                        2003         2002         2001
                                      --------     --------     --------
INVESTOR AND OCCUPIER SERVICES -
 AMERICAS
  Revenue:
    Implementation services. . . .    $137,254      135,013      158,775
    Management services. . . . . .     170,448      151,306      165,940
    Equity earnings (losses) . . .       --             (10)         366
    Other services . . . . . . . .       5,056        4,119        1,665
    Intersegment revenue . . . . .         760          476        1,191
                                      --------     --------     --------
                                       313,518      290,904      327,937
  Operating expenses:
    Compensation, operating and
      administrative expenses. . .     257,824      240,141      277,473
    Depreciation and
      amortization . . . . . . . .      17,851       18,761       24,138
                                      --------     --------     --------
          Operating income . . . .    $ 37,843       32,002       26,326
                                      ========     ========     ========

 EUROPE
  Revenue:
    Implementation services. . . .    $252,109      228,155      252,608
    Management services. . . . . .      89,147       82,492       88,700
    Other services . . . . . . . .       9,876        7,123        3,532
                                      --------     --------     --------
                                       351,132      317,770      344,840
  Operating expenses:
    Compensation, operating and
      administrative expenses. . .     326,946      289,594      289,664
    Depreciation and
      amortization . . . . . . . .      11,168       10,421       12,652
                                      --------     --------     --------
          Operating income . . . .    $ 13,018       17,755       42,524
                                      ========     ========     ========

 ASIA PACIFIC
  Revenue:
    Implementation services. . . .    $ 95,998       77,329       79,731
    Management services. . . . . .      74,894       66,411       47,945
    Other services . . . . . . . .       1,762        1,624        1,878
                                      --------     --------     --------
                                       172,654      145,364      129,554
  Operating expenses:
    Compensation, operating and
      administrative expenses. . .     168,661      138,922      122,959
    Depreciation and
      amortization . . . . . . . .       6,734        6,673        6,951
                                      --------     --------     --------
          Operating loss . . . . .    $ (2,741)        (231)        (356)
                                      ========     ========     ========

                      JONES LANG LASALLE INCORPORATED

                                        2003         2002         2001
                                      --------     --------     --------

 INVESTMENT MANAGEMENT
  Revenue:
    Implementation and
      other services . . . . . . .    $  7,416        5,249        2,557
    Advisory fees. . . . . . . . .      93,194       83,448       76,075
    Incentive fees . . . . . . . .       4,740       17,721       17,483
    Equity earnings. . . . . . . .       7,951        2,591        8,194
                                      --------     --------     --------
                                       113,301      109,009      104,309
  Operating expenses:
    Compensation, operating and
      administrative expenses. . .      93,683       87,699       78,933
    Depreciation and
      amortization . . . . . . . .       1,191        1,270        3,679
                                      --------     --------     --------
          Operating income . . . .    $ 18,427       20,040       21,697
                                      ========     ========     ========

Total segment revenue. . . . . . .    $950,605      863,047      906,640
Intersegment revenue
  eliminations . . . . . . . . . .        (760)        (476)      (1,191)
                                      --------     --------     --------
          Total revenue. . . . . .     949,845      862,571      905,449
                                      --------     --------     --------
Total segment operating
  expenses . . . . . . . . . . . .     884,058      793,481      816,449
Intersegment operating
  expense eliminations . . . . . .        (760)        (476)      (1,191)
                                      --------     --------     --------
          Total operating expenses
           before non-recurring and
           restructuring charges .     883,298      793,005      815,258
                                      --------     --------     --------
          Non-recurring and
           restructuring charges .       4,361       14,871       77,232
                                      --------     --------     --------
          Operating income . . . .    $ 62,186       54,695       12,959
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


                                          JONES LANG LASALLE INCORPORATED

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                         2003                                2002                    2001
                           --------------------------------     -------------------------------     -------
                                       Invest-                             Invest-
                                       ments        Fixed                  ments       Fixed        Fixed
                            Identi-    in Real      Asset       Identi-    in Real     Asset        Asset
                            fiable     Estate       Expen-      fiable     Estate      Expen-       Expen-
                            Assets     Ventures    ditures      Assets     Ventures    ditures      ditures
($ in thousands)           --------    --------    --------    --------    --------    --------     -------

Investor and
 Occupier Services:
   Americas. . . . . . .   $322,175         401       5,368     328,878         899       4,822      10,525
   Europe. . . . . . . .    237,265       --          9,620     203,244       --          9,434      15,625
   Asia Pacific. . . . .    169,064       --          4,574     146,125       --          3,751      13,535

Investment Management. .    146,161      70,934         682     141,535      74,095         426         647

Corporate. . . . . . . .     68,275       --            208      32,734       --          1,923       2,221
                           --------    --------    --------    --------    --------    --------     -------
Consolidated . . . . . .   $942,940      71,335      20,452     852,516      74,994      20,356      42,553
                           ========    ========    ========    ========    ========    ========     =======



                      JONES LANG LASALLE INCORPORATED

      The following table sets forth the revenues and assets from our most significant currencies ($ in thousands). The euro revenues and assets include our businesses in France, Germany, Italy, Ireland, Spain, Portugal, Holland, Belgium and Luxemburg.
                                           Total          Total
                                          Revenue         Assets
                                          --------       --------
    United States Dollar . . . . . .      $368,369        474,068
    United Kingdom Pound . . . . . .       196,476        178,913
    Euro . . . . . . . . . . . . . .       164,250        104,429
    Australian Dollar. . . . . . . .        77,841         77,161
    Other currencies . . . . . . . .       142,909        108,369
                                          --------       --------
                                          $949,845        942,940
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

      We apply the provisions of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), when evaluating these investments for impairment, including impairment evaluations of the individual assets held by investment funds. We have recorded impairment charges to equity earnings of $4.1 million in 2003, representing our equity share of the impairment charge against individual assets held by funds. There were no similar charges to equity earnings in 2002 or 2001. Impairment charges of $3.0 million and $3.5 million for 2002 and 2001, respectively, related to the exiting of our Land Investment and Development groups were recorded to non-recurring expense. For a further discussion of these non-recurring charges see Note 6.

      Effective January 1, 2001, we established LaSalle Investment Company ("LIC"), formerly referred to as LaSalle Investment Limited Partnership, a series of four parallel limited partnerships, as our investment vehicle for substantially all new co-investments. Our original capital commitment to LIC was euro 150 million. Through December 31, 2003, we have funded euro 30 million. As of December 31, 2003, we have the remaining unfunded commitment of euro 120 million ($151 million). We anticipate that LIC will require this capital over the next five to seven years. At December 31, 2003, LIC has unfunded capital commitments of $68.2 million, of which our 47.85% share is $32.6 million. We have an effective ownership interest in LIC of 47.85%, the remaining 52.15% interest is held primarily by institutional investors, including a significant shareholder in Jones Lang

                      JONES LANG LASALLE INCORPORATED

LaSalle. In addition, our Chairman and Chief Executive Officer, and another Director of Jones Lang LaSalle are investors in LIC on equivalent terms to other investors. The investment in LIC is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements. Additionally, our Board of directors has recently endorsed the use of our capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investment products. The purpose of this is to accelerate capital raising and assets under management.

      LIC has, and will continue to, invest in certain real estate ventures that own and operate commercial real estate. LIC generally invests via limited partnerships and intends to own 20% or less of the respective ventures. At December 31, 2003, LIC has unfunded capital commitments of $68.2 million, of which our 47.85% share is $32.6 million, for future fundings of co-investments.

      In the third quarter of 2003, LIC entered into a euro 35 million ($44.1 million) revolving credit facility (the "LIC facility") principally for its working capital needs. The LIC facility contains a credit rating trigger (related to the credit rating of one of LIC's investors who is unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the LIC Facility would be in default and would need to be repaid. This would require us to fund our pro-rata share of the then outstanding balance on the LIC Facility, to which our liability is limited. The maximum exposure to Jones Lang LaSalle, assuming that the LIC Facility were fully drawn, would be euro 16.7 million ($21.0 million). As of December 31, 2003 there were no outstanding borrowings on this facility. LIC's exposure to liabilities and losses of the ventures is limited to its existing capital contributions and remaining capital commitments.

      The following table summarizes the financial statements of LIC ($ in thousands):
                                      2003          2002         2001
                                   ----------    ----------   ----------
Balance Sheet
  Investments in real estate . . . .$   64,344       54,050        6,721
                                   ----------    ----------   ----------
Total Assets . . . . . . . . . . . .$   68,829       64,542        9,368
                                   ==========    ==========   ==========

Other borrowings . . . . . . . . . .$    --           --           --
Mortgage indebtedness. . . . . . . .    --            --           --
                                   ----------    ----------   ----------
Total Liabilities. . . . . . . . . .$    3,589        2,909        2,570
                                   ==========    ==========   ==========
Total Equity . . . . . . . . . . . .$   65,240       61,633        6,798
                                   ==========    ==========   ==========
Statement of Operations
  Revenues . . . . . . . . . . . . .$    4,288          721          131
  Net Loss . . . . . . . . . . . . .$     (420)        (168)        (129)
                                   ==========    ==========   ==========

                      JONES LANG LASALLE INCORPORATED

      The following table summarizes the combined financial information for the unconsolidated ventures (including those that are held via LIC), accounted for under the equity method of accounting ($ in thousands):

                                      2003          2002         2001
                                   ----------     ---------    ---------
Balance Sheet:
    Investments in real estate . . .$3,773,418    3,180,682    2,432,609
    Total assets . . . . . . . . . .$4,079,530    3,413,917    2,628,599
                                   ==========     =========    =========
    Other borrowings . . . . . . . .$  323,566      273,130      163,582
    Mortgage indebtedness. . . . . .$1,855,824    1,546,680      837,243
    Total liabilities. . . . . . . .$2,395,883    1,977,677    1,166,436
                                   ==========     =========    =========
    Total equity . . . . . . . . . .$1,683,647    1,436,240    1,462,163
                                   ==========     =========    =========

Statements of Operations:
    Revenues . . . . . . . . . . . .$  459,722      336,047      370,395
    Net earnings . . . . . . . . . .$   37,332       67,955      109,201
                                   ==========     =========    =========


    The following table shows our interests in these unconsolidated ventures ($ in thousands):
                                      2003          2002         2001
                                   ----------     ---------    ---------

Loans to real estate ventures. . . .$   11,493        9,175        7,629
Equity investments in real
  estate ventures. . . . . . . . . .$   59,842       65,819       56,899
Total investments in real
  estate ventures. . . . . . . . . .$   71,335       74,994       64,528
                                   ==========     =========    =========
Equity in earnings from
  real estate ventures
  recorded by Jones Lang
  LaSalle. . . . . . . . . . . . . .$    7,951        2,581        8,560
                                   ==========     =========    =========

      As of December 31, 2003, we had total investments and loans of $71.3 million in approximately 20 separate property or fund co-investments. The loans to real estate ventures bear interest rates of 7.25% to 8.0% and are to be repaid by 2008. The Company provides guarantees to third-party financial institutions that would require us to fund monies in the event that the underlying co-investment loans default. As of December 31, 2003 we have repayment guarantees outstanding of $5.0 million.

      LaSalle Hotel Properties ("LHO"), a real estate investment trust, completed its initial public offering in April 1998. We provided advisory, acquisition and administrative services to LHO for which we received a base advisory fee calculated as a percentage of net operating income, as well as performance fees based on growth in funds from operations on a per share basis. Such performance fees were paid in the form of LHO common stock or units, at our option. LHO was formed with 10 hotels, in which we had a nominal co-investment and investment advisory agreement with nine of these hotels. We contributed our ownership interests in the hotels as well as the

                      JONES LANG LASALLE INCORPORATED
related performance fees to LHO for an effective ownership interest of approximately 6.4%, which included certain residual "Common Share Purchase Rights" that give us the ability to purchase shares in LHO at a fixed price. Effective January 1, 2001, the service agreement with LHO was terminated and LHO became a self-managed real estate investment trust. As a result of the terminated service agreement, we changed our method of accounting for LHO to the cost method. On February 1, 2001, we sold our investment in LHO and recognized a gain of $2.7 million. We continue to hold the "Common Share Purchase Rights", which extend through April of 2008. These rights are derivative financial instruments, and as such, we reflect their fair value in our financial statements--See Note 2 for a detailed discussion of the accounting treatment of these rights. The fair value of these rights at December 31, 2003 was $1.4 million, which we included in the investments in unconsolidated real estate ventures on the Consolidated Balance Sheet.


(9)   DEBT

      We have the ability to borrow on our $225 million unsecured revolving credit facility, with authorization to borrow up to an additional $60 million under local facilities. We also have outstanding our euro 165 million aggregate principal amount of 9.0% Senior Notes, due in 2007 (the "Euro Notes").

      On July 26, 2000, we closed our offering of the Euro Notes. The net proceeds of $148.6 million were used to pay-down other borrowings. The Euro Notes were issued by Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly owned subsidiary of Jones Lang LaSalle.

      On June 26, 2003, we renegotiated our unsecured revolving credit facility agreement reducing the facility from $275 million to $225 million and extended the term to 2006 from its previous due date in 2004. There currently are eleven participating banks to our revolving credit facility.

      As of December 31, 2003, there were no borrowings outstanding under our $225 million revolving credit facility, borrowings of euro 165 million ($207.8 million) outstanding under the Euro Notes, and short-term borrowings (including capital lease obligations) of $3.6 million. $3.2 million of the short-term borrowings are local borrowings by subsidiaries on various interest-bearing overdraft facilities. The increase in the reported U.S. dollar book value of the Euro Notes of $34.7 million in 2003 was solely as a result of the strengthening euro. No additional Euro Notes have been issued. Beginning June 15, 2004, the Euro Notes can be redeemed, at our option, at the following redemption prices: during the twelve-month period commencing June 15, 2004 at 104.50% of principal; during the twelve-month period commencing June 15, 2005 at 102.25% of principal; during the twelve-month period commencing June 15, 2006 at 100.00% of principal. If the market conditions prove favorable, we intend to call the Euro Notes in June 2004 using the revolving credit facility or other sources. If we were to call the Euro Notes in June 2004, we would incur approximately $11.5 million (dependent upon prevailing exchange rates) of expense related to the acceleration debt issuance cost amortization and the premiums paid to redeem the Euro Notes.

                      JONES LANG LASALLE INCORPORATED

      Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility and the Euro Notes (the "Facilities"), as well as the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to repay its borrowings. We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to recognize and measure the provisions of guarantees. The guarantees of the revolving credit facility, Euro Notes and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $44.2 million, of which $3.2 million was outstanding as of December 31, 2003. We have provided guarantees of $30.3 million related to the local overdraft facilities, as well as guarantees related to the $225 million revolving credit facility and the euro 165 million Euro Notes, which in total represent the maximum future payments that Jones Lang LaSalle could be required make under the guarantees provided for subsidiaries' third-party debt.

      With respect to the revolving credit facility, we must maintain consolidated net worth of at least $318 million and a leverage ratio not exceeding 3.0 to 1. We must also maintain a minimum interest coverage ratio of 2.5 to 1 and a minimum fixed charge coverage ratio of 1.1 to 1. As part of the renegotiation of the revolving credit facility, the ratios for the leverage and minimum interest coverage were revised to provide more operating flexibility under these covenants. Our covenants exclude the impact of certain of the non-cash charges related to the abandonment of a property management system in Australia and certain of the charges taken in 2002 related to the Land Investment Group. We are in compliance with all covenants at December 31, 2003. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used during 2003 or 2002 and none were outstanding as of December 31, 2003. The effective interest rate on the Facilities was 8.2% in 2003 versus 7.3% in 2002.


(10)  LEASES

      We lease office space in various buildings for our own use. The terms of these non-cancelable operating leases provide for us to pay base rent and a share of increases in operating expenses and real estate taxes in excess of defined amounts. We also lease equipment under both operating and capital lease arrangements.

                      JONES LANG LASALLE INCORPORATED

      Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years ending December 31 and thereafter are as follows ($ in thousands):
                                     Operating      Capital
                                      Leases        Leases
                                     ---------      -------
            2004 . . . . . . . . . . $ 46,268           449
            2005 . . . . . . . . . .   41,298           423
            2006 . . . . . . . . . .   35,915           223
            2007 . . . . . . . . . .   25,931            52
            2008 . . . . . . . . . .   19,490            33
            Thereafter . . . . . . .    9,344            30
                                     --------       -------
                                     $178,246         1,210
                                     ========
            Less:  Amount repre-
              senting interest . . .                    (81)
                                                    -------
            Present value of
              minimum lease
              payments . . . . . . .                $ 1,129
                                                    =======

      As of December 31, 2003, we have reserves related to excess lease space of $7.2 million, which were identified as part of our restructuring charges. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2003 was $6.2 million.

      Assets recorded under capital leases in our Consolidated Balance Sheet at December 31, 2003 and 2002 are as follows ($ in thousands):

                                                    2003        2002
                                                  --------    --------
           Furniture, fixtures and equipment      $  1,892       1,421
           Computer equipment and software           1,426       1,172
           Automobiles                               1,052       1,289
                                                  --------    --------
                                                     4,370       3,882
           Less accumulated depreciation
             and amortization                       (3,262)     (2,083)
                                                  --------    --------
           Net assets under capital leases        $  1,108       1,799
                                                  ========    =========

      Rent expense was $56.5 million, $50.4 million and $45.5 million during 2003, 2002 and 2001, respectively. Rent expense excludes charges associated with excess leases space taken as part of restructuring expenses.

                      JONES LANG LASALLE INCORPORATED

(11)  INCOME TAXES

      For the years ended December 31, 2003, 2002 and 2001, our provision for income taxes consisted of the following ($ in thousands):

                                        Year Ended December 31,
                               ----------------------------------------
                                 2003            2002            2001
                               --------        --------        --------

U.S. Federal:
  Current. . . . . . . .       $  3,427        $      8        $   --
  Deferred tax . . . . .         (3,505)          1,981          (2,216)
                               --------        --------        --------
                                    (78)          1,989          (2,216)
                               --------        --------        --------

State and Local:
  Current. . . . . . . .            490           --              1,063
  Deferred tax . . . . .           (202)            378          (1,921)
                               --------        --------        --------
                                    288             378            (858)
                               --------        --------        --------

Foreign:
  Current. . . . . . . .         14,650          17,220          13,920
  Deferred tax . . . . .         (6,600)         (8,550)         (2,860)
                               --------        --------        --------
                                  8,050           8,670          11,060
                               --------        --------        --------

Total. . . . . . . . . .       $  8,260        $ 11,037        $  7,986
                               ========        ========        ========


      In 2003 and 2002 our current tax liabilities were reduced by $4.6 million and $4.5 million, respectively, due to the utilization of prior years' net operating loss carryovers.

      Income tax expense for 2003, 2002 and 2001 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes (income of $44.3 million for the year ended December 31, 2003, income of $37.7 million for the year ended December 31, 2002 and a loss of $7.2 million for the year ended
December 31, 2001) as a result of the following ($ in thousands):

                      JONES LANG LASALLE INCORPORATED

                           2003              2002               2001
                     ----------------  ----------------  ----------------

Computed "expected"
 tax expense
 (benefit) . . . . . .$15,514   35.0%  $13,185    35.0% $(2,519)    35.0%
Increase (reduction)
 in income taxes
 resulting from:
  State and local
   income taxes,
   net of federal
   income tax benefit.    187    0.4%      246     0.7%    (588)     8.2%
  Amortization of
   goodwill and
   other intangibles . (1,556)  (3.5%)  (1,417)   (3.8%)  1,195    (16.6%)
  Nondeductible
   expenses. . . . . .  1,890    4.2%    1,999     5.3%   3,041    (42.3%)
  Foreign earnings
   taxed at varying
   rates . . . . . . . (4,805) (10.8%)  (3,534)   (9.4%)   (901)    12.5%
  Valuation
   allowances. . . . .  1,281    2.9%      411     1.1%   6,943    (96.5%)
  Other, net . . . . . (1,251)  (2.8%)   1,947     5.2%     815    (11.2%)
  Additional tax
    benefit on 2001
    restructuring
    reserve actions. . (3,000)  (6.8%)  (1,800)   (4.8%)   --        --
                      -------  ------  -------  ------- -------   -------

                      $ 8,260   18.6%  $11,037    29.3% $ 7,986   (110.9%)
                      =======  ======  =======  ======= =======   =======


      For the years ended December 31, 2003, 2002 and 2001, our income
(loss) before taxes from domestic and international sources are as follows ($ in thousands):
                                            Year Ended December 31,
                                       --------------------------------
                                         2003        2002        2001
                                       --------    --------    --------
    Domestic . . . . . . . . . . . .   $  9,768       5,311     (17,635)
    International. . . . . . . . . .     34,557      32,360      10,438
                                       --------    --------    --------
          Total. . . . . . . . . . .   $ 44,325      37,671      (7,197)
                                       ========    ========    ========

                      JONES LANG LASALLE INCORPORATED

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below ($ in thousands):
                                                  December 31,
                                       --------------------------------
                                         2003        2002        2001
                                       --------    --------    --------
Deferred tax assets:
  Accrued expenses . . . . . . . . .   $ 20,817    $ 18,754    $ 16,447
  Revenue deferred per SAB 101 . . .      --          --          7,740
  U.S. Federal and state loss
   carryforwards . . . . . . . . . .     19,367      13,917      10,426
  Allowances for uncollectible
   accounts. . . . . . . . . . . . .        902         747       1,683
  Foreign tax credit carryforwards .      --            761       4,410
  Foreign loss carryforwards . . . .     25,345      17,053       8,762
  Property and equipment . . . . . .      2,994       4,383       3,172
  Investments in real estate
    ventures and other
    investments. . . . . . . . . . .     12,752      12,596       9,542
  Other. . . . . . . . . . . . . . .      2,207       1,835         249
                                       --------    --------    --------
                                         84,384      70,046      62,431
  Less valuation allowances. . . . .     (9,002)    (12,223)    (12,065)
                                       --------    --------    --------
                                       $ 75,382    $ 57,823    $ 50,366
                                       ========    ========    ========
Deferred tax liabilities:
  Prepaid pension asset. . . . . . .   $  2,285    $  2,311    $  4,061
  Intangible assets. . . . . . . . .     10,687       7,137       6,660
  Income deferred for tax purposes .      1,873       2,117       2,400
  Other. . . . . . . . . . . . . . .      2,572         203       1,130
                                       --------    --------    --------
                                       $ 17,417    $ 11,768    $ 14,251
                                       ========    ========    ========

      A deferred U.S. tax liability has not been provided on the unremitted earnings of foreign subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. If repatriation of all such earnings were to occur, and if we were unable to utilize foreign tax credits due to the limitations of U.S. tax law, we estimate our maximum resulting U.S. tax liability would be $40.5 million, net of the benefits of utilization of U.S. Federal and state carryovers.

      As of December 31, 2003, we had available U.S. Federal net operating loss carryforwards of $38 million which begin to expire after 2019, capital loss carryovers of $4 million which expire after 2008, U.S. state net operating loss carryforwards of $79 million which expire after 2004 through 2022, and foreign net operating loss carryforwards of $74 million which begin to expire after 2004.

      As of December 31, 2003, we believe that it is more likely than not that the net deferred tax asset of $58 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain foreign net operating loss carryforwards and U.S. capital loss carryforwards, for which we have concluded that recognition is not yet appropriate under Statement No. 109, "Accounting for Income Taxes." In 2003, we reduced valuation reserves by $0.2 million on net operating losses in one jurisdiction due to changes in circumstances which caused us to change our judgement on the current and future utilization of those losses, and we increased valuation reserves by $1.4 million for other jurisdictions based upon circumstances

                      JONES LANG LASALLE INCORPORATED
which caused us to establish or to continue to provide valuation reserves on current year losses in addition to those provided in prior years. We also reversed a valuation reserve previously established on an e-commerce investment write-down of $3.0 million.

      As of December 31, 2003, our current receivable for income tax was $3.0 million.


(12)  RETIREMENT PLANS

      DEFINED CONTRIBUTION PLANS

      We have a qualified profit sharing plan for our eligible U.S. employees that incorporates United States Internal Revenue Code Section 401(k) for our eligible U.S. employees. Contributions under the qualified profit sharing plan are made via a combination of employer match and an annual contribution on behalf of eligible employees. Included in the accompanying Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001 are employer contributions of $2.3 million, $1.5 million and $1.7 million, respectively. Related trust assets of the Plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements.

      We maintain several defined contribution retirement plans for our eligible non-U.S. employees. Our contributions to these plans were approximately $7.2 million, $1.9 million and $2.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in contributions in 2003 is due to the curtailment of the UK defined benefit pension plan and the implementation of a defined contribution plan.

      DEFINED BENEFIT PLANS

      We maintain contributory defined benefit pension plans in the UK, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations.

      Net periodic pension cost consisted of the following ($ in thousands):
                                           2003       2002       2001
                                         --------   --------   --------
     Employer service cost
       - benefits earned
       during the year . . . . . . . .   $  2,254   $  8,533   $  7,300
     Interest cost on projected
       benefit obligation. . . . . . .      6,230      5,649      5,575
     Expected return on plan assets. .     (6,797)    (7,309)    (8,572)
     Net amortization/deferrals. . . .        167         50      --
     Recognized actual loss. . . . . .        389      --         --
                                         --------   --------   --------
     Net periodic pension cost . . . .   $  2,243   $  6,923   $  4,303
                                         ========   ========   ========

      The reduction in net periodic pension cost in 2003 was as a result of the curtailment of the UK defined benefit plan, which was replaced with the implementation of a defined contribution plan, effective January 1, 2003.

                      JONES LANG LASALLE INCORPORATED

      The change in benefit obligation and plan assets and reconciliation of funded status as of December 31, 2003, 2002 and 2001 are as follows ($ in thousands):
                                           2003       2002       2001
                                         --------   --------   --------
     Change in benefit obligation:
       Projected benefit obligation
         at beginning of year. . . . .   $114,835   $ 88,598   $ 93,854
       Service cost. . . . . . . . . .      2,254      8,533      7,300
       Interest cost . . . . . . . . .      6,230      5,649      5,575
       Plan participants' contribu-
         tions . . . . . . . . . . . .        225        232        167
       Plan amendments . . . . . . . .      --         --           379
       Benefits paid . . . . . . . . .     (6,374)    (3,589)    (3,711)
       Actuarial loss (gain) . . . . .     (7,235)     4,569    (12,293)
       Changes in foreign exchange
         rates . . . . . . . . . . . .     13,350     10,843     (2,673)
       Other . . . . . . . . . . . . .       (316)     --         --
                                         --------   --------   --------
         Projected benefit obliga-
           tion at end of year . . . .   $122,969   $114,835   $ 88,598
                                         ========   ========   ========

     Change in plan assets:
       Fair value of plan assets
         at beginning of year. . . . .   $ 93,777   $ 95,522   $119,763
       Actual return on plan assets. .     20,329     (8,939)   (17,726)
       Plan contributions. . . . . . .      3,350      1,284        714
       Benefits paid . . . . . . . . .     (6,374)    (3,589)    (3,711)
       Changes in foreign exchange
         rates . . . . . . . . . . . .     12,827      9,648     (3,518)
       Other . . . . . . . . . . . . .       (459)      (149)     --
                                         --------   --------   --------
         Fair value of plan assets
           at end of year. . . . . . .   $123,450   $ 93,777   $ 95,522
                                         ========   ========   ========

     Reconciliation of funded status:
       Funded status . . . . . . . . .   $    481   $(21,058)  $  6,924
       Unrecognized actuarial loss . . 10,105 29,454 6,483 Unrecognized prior service
         cost. . . . . . . . . . . . .        462        414        377
                                         --------   --------   --------
         Net amount recognized . . . .   $ 11,048   $  8,810   $ 13,784
                                         ========   ========   ========


      The amounts recognized in the accompanying Consolidated Balance Sheet as of December 31, 2003, 2002 and 2001 are as follows ($ in thousands):

                                           2003       2002       2001
                                         --------   --------   --------
     Prepaid pension asset . . . . . .   $ 11,920   $  9,646   $ 14,384
     Accrued pension liability . . . .       (872)      (836)      (600)
                                         --------   --------   --------
     Net amount recognized . . . . . .   $ 11,048   $  8,810   $ 13,784
                                         ========   ========   ========

                      JONES LANG LASALLE INCORPORATED

      On January 1, 2003 we curtailed the United Kingdom defined benefit plan and implemented a defined contribution plan. No gain or loss was required to be recognized as a result of the curtailment. The table below shows the impact of the curtailment on the accumulated benefit obligation, the projected benefit obligation and the fair value of the plan assets ($ in millions):
                                               At              At
                                            December 31,     January 1,
                                              2002            2003
                                            ------------     ----------

     Projected benefit obligation. . . . . .     $ 104.2        $  92.7
                                                 -------        -------

     Accumulated benefit obligation. . . . .     $  82.2        $  90.1
     Fair value of plan assets . . . . . . .     $  85.3        $  85.3
     Surplus/(Shortfall) of plan assets
       to accumulated benefit obligation . .     $   3.1        $  (4.8)

      As part of the curtailment we were statutorily required to provide a minimum level of future benefit increase, which caused our accumulated benefit obligation to increase by $7.9 million at January 1, 2003, as compared to December 31, 2002. After the curtailment the accumulated benefit obligation exceeded the fair value of plan assets, which meant that, in Q1, 2003, we were required under accounting principles generally accepted in the United States of America to record a minimum pension liability through other comprehensive income in stockholders equity. At December 31, 2003, as a result of the return on plan assets and our pound sterling 1 million ($1.8 million) contribution to the plan, the fair value of our UK pension plan assets are greater than our accumulated benefit obligation under the plan. As required, we removed our minimum pension liability. Under local laws and regulations we were not currently required to fund the plan. However, given our current intent to ensure that the plan remains funded to a reasonable level, we contributed pound sterling 1 million ($1.8 million) to the plan in the fourth quarter of 2003.

      In the third quarter of 2003 we identified that the accumulated benefit obligation of the Ireland defined benefit plan exceeded the fair value of the plan assets by $0.7 million. As a result of this, in the third quarter of 2003 we recorded a minimum pension liability consisting of $0.7 million of excess accumulated benefit obligation, plus the value of the prepaid pension asset of $1.6 million, net of an intangible asset of $400,000 established to record the unrecognized prior service cost. The adjustment to reflect the required minimum pension liability of $1.9 million, net of associated tax benefit of $290,000, was recorded through other comprehensive income in the third quarter of 2003. At December 31, 2003, the fair value of this plan's assets were greater than the accumulated benefit obligation, therefore, no minimum pension liability was required and all amounts recorded were reversed in the fourth quarter.

                      JONES LANG LASALLE INCORPORATED

      The range of assumptions used in developing the projected benefit obligation as of December 31 were as follows:

                               2003             2002             2001
                          --------------   --------------   --------------
Discount rate used
  in determining
  present values . . .    5.25% to 5.90%   5.50% to 6.00%   5.80% to 6.25%

Annual increase in
  future compensation
  levels . . . . . . .    2.00% to 4.10%   2.00% to 3.80%   2.00% to 4.00%

Expected long-term
  rate of return on
  assets . . . . . . .    5.25% to 7.20%   5.50% to 7.50%   5.80% to 7.50%

      Plan assets consist of a diversified portfolio of fixed-income investments and equity securities.


(13)  STOCK OPTION AND STOCK COMPENSATION PLANS

      STOCK AWARD AND INCENTIVE PLAN

      In 1997, we adopted the 1997 Stock Award and Incentive Plan ("SAIP") that provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle. In 2002, the SAIP was amended and restated and merged with the Stock Compensation Program ("SCP"). Under the plan, the total number of shares of common stock available to be issued is 9,110,000. The options are generally granted at the market value of common stock at the date of grant. The options vest at such times and conditions as the Compensation Committee of our Board of Directors determines and sets forth in the award agreement. Such options granted in 2003, 2002 and 2001 vest over a period of zero to five years. At December 31, 2003, 2002 and 2001, there were 1.5 million, 2.4 million and 3.9 million shares, respectively, available for grant under the SAIP.

      The per share weighted-average fair value of options granted during 2003, 2002 and 2001 was $7.85, $11.61 and $7.54 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
                                2003            2002             2001
                           --------------   -------------    -------------
Expected dividend yield. .          0.00%           0.00%            0.00%
Risk-free interest rate. .          3.56%           3.51%            5.61%
Expected life. . . . . . .   6 to 9 years    6 to 9 years     6 to 9 years
Expected volatility. . . .         42.85%          45.31%           46.72%
Contractual terms. . . . .  7 to 10 years   7 to 10 years    7 to 10 years

                      JONES LANG LASALLE INCORPORATED

      We account for our stock option and stock compensation plans under the provisions of, FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). These provisions allow entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") using the intrinsic-value-based method, and provide pro forma net income and net income per share disclosures as if the fair-value-based method, defined in SFAS 123, as amended, had been applied. We have elected to apply the provisions of APB 25 in accounting for stock options and other stock awards. Therefore, pursuant to APB 25, no compensation expense has been recognized with respect to options granted at the market value of our common stock on the date of grant. As a result of a change in compensation strategy, other than as an inducement to certain new employees and annual awards to non-employee members of our Board of Directors, we do not generally utilize stock option grants as part of our employee compensation program. This reduction in use of options as part of our compensation strategy is reflected below with the reduction in options granted. We have recognized other stock awards, which we granted at prices below the market value of our common stock on the date of grant, as compensation expense over the vesting period of those awards pursuant to APB 25. The following table provides net income (loss), and pro forma net income (loss) per common shares as if the fair-value-based method had been applied to all awards ($ in thousands, except share data):

                                           2003       2002       2001
                                         --------   --------   --------

Net income (loss), as reported . . . .   $ 36,065     27,110    (15,411)

Add: Stock-based employee
  compensation expense included
  in reported net income, net of
  related tax effects. . . . . . . . .     10,696      7,478      4,634

Deduct: Total stock-based
  employee compensation expense
  determined under fair-value-
  based method for all awards,
  net of related tax effects . . . . .    (12,473)    (9,424)    (8,576)
                                         --------   --------   --------

Pro forma net income (loss). . . . . .   $ 34,288     25,164    (19,353)
                                         ========   ========   ========

Net earnings (loss) per share:
  Basic--as reported . . . . . . . . .   $   1.17       0.89      (0.51)
                                         ========   ========   ========
  Basic--pro forma . . . . . . . . . .   $   1.11       0.83      (0.64)
                                         ========   ========   ========

  Diluted--as reported . . . . . . . .   $   1.12       0.85      (0.51)
                                         ========   ========   ========
  Diluted--pro forma . . . . . . . . .   $   1.06       0.79      (0.64)
                                         ========   ========   ========

                      JONES LANG LASALLE INCORPORATED

       Stock option activity is as follows (shares in thousands):

                        2003               2002                2001
                 ------------------  -----------------  ------------------
                          Weighted-          Weighted-           Weighted-
                          Average            Average             Average
                          Exercise           Exercise            Exercise
                 Shares    Price     Shares   Price     Shares    Price
                 -------  ---------  ------- ---------  -------  ---------
Outstanding at
 beginning of
 year. . . . .   3,282.5    $20.98   3,327.9   $20.68   2,961.7    $22.46
Granted. . . .      83.2     18.14     593.2    22.16     603.9     13.12
Exercised. . .    (201.2)    12.56    (151.0)   13.23      (6.0)    12.25
Forfeited. . .    (128.2)    27.30    (487.6)   22.75    (231.7)    23.97
                 -------             -------            -------
Outstanding at
 end of year .   3,036.3    $21.20   3,282.5   $20.98   3,327.9    $20.68
                 =======             =======            =======

                                          JONES LANG LASALLE INCORPORATED

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


      The following tables summarize information about fixed stock options outstanding at December 31, 2003, 2002 and 2001:
                                   Options Outstanding                      Options Exercisable
             -----------------------------------------------------  ---------------------------------
                              Weighted-Average
Range of                         Remaining
Exercise           Number       Contractual      Weighted-Average        Number      Weighted-Average
Prices           Outstanding       Life           Exercise Price       Exercisable    Exercise Price
------------ --------------   ----------------   -----------------   ------------    ----------------
December 31,
2003
------------
$ 9.31-14.75      1,109,585         3.84 years             $12.70         971,927             $12.64
$15.00-21.95        232,588         5.37 years             $17.38         153,356             $17.28
$23.00-35.06      1,691,144         3.32 years             $27.27       1,370,947             $28.22
$38.00-43.88          3,000         4.39 years             $39.00           3,000             $39.00
                 ----------                                            ----------
$ 9.31-43.88      3,036,317         3.67 years             $21.20       2,499,230             $21.50
                 ==========                                            ==========

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

      We award restricted stock units of our common stock to certain of our employees and members of our Board of Directors. These shares are drawn from the SAIP. The related compensation cost is amortized to expense over the vesting period. These shares generally vest 50% at 40 months from the date of grant and 50% at 64 months from the date of grant. The following table sets forth the details of our restricted stock grants (in millions, except Shares Issued/Outstanding and Weighted Average Market Value):

                 As of December 31, 2003
           ------------------------------------    Net Amortization for
                           Weighted    Deferred        Years Ending
             Shares        Average     Compen-         December 31,
Grant        Issued/       Market      sation     ---------------------
Year       Outstanding     Value       Expense    2003    2002    2001
-----      -----------     -------     --------   -----   -----   -----

2000          313,125      $ 12.31      $  3.9     (0.2)   (0.7)   (1.2)

2002          436,499      $ 19.15      $  8.4     (2.5)   (1.7)    --

2003          430,347      $ 14.08      $  6.1     (1.6)    --      --
           ----------                             -----   -----   -----
            1,179,971                              (4.3)   (2.4)   (1.2)
           ==========                             =====   =====   =====


      In 1999, we established a stock ownership program for certain of our employees pursuant to which they were paid a portion of their annual bonus in the form of restricted stock units of our common stock. We enhanced the number of shares by 20% with respect to the 1999 plan year, and by 25% with respect to plan years beginning in 2000. These restricted shares vest 50% at 18 months from the date of grant (January of the year following that for which the bonus was earned) and 50% vest at 30 months from the date of grant. The related compensation cost is amortized over the service period. The service period consists of the twelve months of the year to which the payment of restricted stock relates, plus the periods over which the shares vest. In 2002, we expanded the population of employees who qualified for this program as part of our goal of broadening employee stock ownership. The following table sets forth the details of our stock ownership program (in millions, except Shares Issued/Outstanding and Weighted Average Market Value):

                      JONES LANG LASALLE INCORPORATED

                 As of December 31, 2003
           ------------------------------------    Net Amortization for
                           Weighted    Deferred        Years Ending
             Shares        Average     Compen-         December 31,
Grant        Issued/       Market      sation    ----------------------
Year       Outstanding     Value       Expense    2003    2002    2001
-----      -----------     -------     --------  ------   -----   -----
1999          500,000      $ 11.31      $  5.8      --     (0.4)   (1.7)

2000          700,000      $ 13.50      $  8.2     (0.8)   (2.4)   (3.3)

2001          300,000      $ 17.80      $  5.8     (1.6)   (2.1)   (1.8)

2002          700,000      $ 15.89      $ 10.6     (3.4)   (3.8)    --

2003          700,000      $ 20.89      $ 14.4     (4.8)    --      --
           ----------                            ------   -----   -----

            2,900,000                            $(10.6)   (8.7)   (6.8)
           ==========                            ======   =====   =====

      In 1997 and 1998, we maintained the SCP for eligible employees.
Under this program, employee contributions for bonuses for stock purchases were enhanced by us through an additional contribution of 15%. Employee contributions vested immediately while our contributions were subject to various vesting periods. The related compensation cost is amortized to expense over the vesting period. 207,022 total shares were paid into this program. Total compensation expense recognized under the program during 2001 was $172,802. As of December 31, 2001, all compensation expense related to these shares has been recognized, therefore, there is no such expense after December 31, 2001. As of December 31, 2003, 199,239 shares have been distributed under this program with the remaining to be distributed in the future. This program was suspended in 1999, therefore no further contributions will be made. As referenced above under the Stock Award and Incentive Plan, the SCP was merged into the SAIP in 2002.

      In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S. based employees. Under this plan, employee contributions for stock purchases will be enhanced by us through an additional contribution of 15%. Employee contributions and our contributions vest immediately. As of December 31, 2003, 949,164 shares have been purchased under this plan. During 2003 and 2002, 192,474 shares and 147,351 shares, respectively, having weighted-average grant-date market values of $13.47 and $14.12, respectively, were purchased under the program. No compensation expense is recorded with respect to this program.


(14)  TRANSACTIONS WITH AFFILIATES

      As part of our co-investment strategy we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements are revenues of $32.5 million, $53.9 million and $44.9 million for 2003, 2002 and 2001, respectively, as well as receivables of $6.5 million, $12.3 million and $5.5 million at December 31, 2003, 2002 and 2001, respectively, related to these equity interests.

                      JONES LANG LASALLE INCORPORATED

      We also earn fees and commissions for services rendered to affiliates of Dai-ichi Life Property Holdings, Inc. and Gothaer Lebensversicherung A.G., two significant shareholders. Included in the accompanying Consolidated Financial Statements are revenues from such affiliates of $1.7 million, $4.9 million and $9.0 million for 2003, 2002 and 2001, respectively, as well as receivables for reimbursable expenses and revenues as of December 31, 2003, 2002 and 2001 of $0.1 million, $0.2 million and $0.5 million, respectively.

      Darryl Hartley-Leonard, Sir Derek Higgs and Jackson P. Tai, who are members of our Board of Directors, are also directors and/or officers of clients of ours in the ordinary course of business, namely PGI, Inc., British Land Company PLC, and DBS Bank, respectively. Included in the accompanying Consolidated Financial Statements are aggregate revenues from such clients of $2.4 million, $2.8 million and $1.8 million for 2003, 2002 and 2001, respectively, as well as receivables of $0.5 million, $1.0 million and $0.2 million at December 31, 2003, 2002 and 2001, respectively.

      Mr. Stuart L. Scott, as well as an entity affiliated with Mr. Scott, are limited partners of Diverse Real Estate Holdings Limited Partnership ("Diverse"). Diverse has an ownership interest in and operates investment assets, primarily as the managing general partner of real estate development ventures. Prior to January 1, 1992, Jones Lang LaSalle earned fees for providing development advisory services to Diverse as well as fees for the provision of administrative services. Effective January 1, 1992, Jones Lang LaSalle discontinued charging fees to Diverse for these services. In 1992, Diverse began the process of discontinuing its operations and disposing of its assets. Given a projected shortfall in assets, Jones Lang LaSalle established reserves against its receivable from Diverse in the period 1992 to 1997. At the beginning of 2002, the net receivable due from Diverse in connection with such fees and interest thereon was $0.7 million. The underlying collateral security for this receivable was significantly enhanced in 2002. As such, $2.0 million of bad debt reserves were reversed in 2002. At December 31, 2003, the net receivable due from Diverse was $1.5 million. Mr. Scott directly holds an approximately 13.4% partnership interest in Diverse. In addition, the Stuart Scott Trust, a trust affiliated with Mr. Scott, has a 6.4% partnership interest in Diverse.

      During 2003, each of Mr. Scott and another senior officer of the Company personally acquired, on the same terms and conditions offered to other investors, preferred stock convertible into less than 1% of the common stock on a fully-diluted basis issued by SiteStuff, Inc. ("SiteStuff"). SiteStuff serves clients in the real estate industry by helping them reduce procurement through discounted volume purchasing and through streamlined processes for purchasing maintenance, repair and operating products and services. Jones Lang LaSalle currently holds approximately 20% of the equity issued by SiteStuff on a fully-diluted basis and has a representative on the SiteStuff board of directors. Jones Lang LaSalle also acquires services from SiteStuff in the ordinary course of business for itself and on behalf of clients. As part of the approval they obtained from our Board of Directors to make their personal investments, Mr. Scott and our other officer agreed that, while they remain our employees, they would give Jones Lang LaSalle their proxy for any SiteStuff matters for which they were eligible to vote as equity holders.

                      JONES LANG LASALLE INCORPORATED

      The outstanding balance of loans to employees at December 31, 2003 is shown in the following table ($ in millions). (1)
                                                            2003
                                                            ----
   Loans related to Co-Investments (2)(3). . . . . . . . .  $1.2
   Travel, relocation and other miscellaneous advances . .   2.5
                                                            ----
                                                            $3.7
                                                            ====

    (1) The Company has not extended or maintained credit, arranged for the extension of credit, or renewed the extension of credit, in the form of a personal loan to or for any Director or executive officer of the Company since the enactment of the Sarbanes-Oxley Act of 2002.

    (2) These loans have been made to allow employees the ability to participate in investment fund opportunities. With the exception of approximately $150,000 of these co-investment related loans, all loans are nonrecourse loans.

    (3) Included in loans related to co-investments is a loan, with a December 31, 2003 balance of $34,000 to Lynn C. Thurber, who is an executive officer of the Company, that was entered into prior to, and has not been materially modified since, the date of enactment of the Sarbanes-Oxley Act of 2002.


(15)  ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND
      OTHER INTANGIBLE ASSETS

      Effective July 2001, we adopted Statement No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill.

      Effective January 1, 2002, we adopted Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they must be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

                      JONES LANG LASALLE INCORPORATED

      In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. SFAS 142 also requires that a goodwill impairment evaluation be done at least annually or whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. To accomplish this evaluation, we determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. For purposes of this exercise, we defined reporting units based on how the Chief Operating Decision Makers for each segment looked at their segment when determining strategic business decisions. The following reporting units were determined: Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groups in Europe IOS. We have determined the fair value of each reporting unit on the basis of a discounted cash flow methodology and compared it to the reporting unit's carrying amount. The result of the 2002 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss. We completed the 2003 evaluation in the third quarter of 2003 and concluded that the fair value of each reporting unit exceeded its carrying amount and therefore we did not recognize an impairment loss.

      We have $347.7 million of unamortized intangibles and goodwill as of December 31, 2003, that are subject to the provisions of SFAS 142. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in currency exchange rates. See the tables below for further details on the foreign exchange impact on intangible and goodwill balances. Goodwill with an indefinite useful life in the amount of

$334.2 million represents intangibles which have ceased to be amortized beginning January 1, 2002. Amortization of goodwill with indefinite lives was $9.6 million for the twelve months ended December 31, 2001. As a result of adopting SFAS 142, on January 1, 2002 we credited $846,000 to the income statement, as the cumulative effect of a change in accounting principle, which represented our negative goodwill balance at January 1, 2002. The gross carrying amount of this negative goodwill (which related to the Americas IOS reporting segment) at January 1, 2002 was $1.4 million with accumulated amortization of $565,000. The remaining $13.5 million of identifiable intangibles (principally representing management contracts acquired) will be amortized over their remaining definite useful lives. Other than the prospective non-amortization of goodwill, which results in a non-cash improvement in our operating results, the adoption of SFAS 142 did not have a material effect on our revenue, operating results or liquidity.

      In accordance with SFAS 142, the effect of this accounting change is applied prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior periods is as follows ($ in thousands, except share data):

                                          2003         2002        2001
                                        --------     --------    --------

Reported net income (loss) . . . . .    $ 36,065       27,110     (15,411)
Add back: Cumulative effect
  of change in accounting
  principal. . . . . . . . . . . . .       --            (846)      --
Add back: Amortization of
  Goodwill with indefinite
  useful lives, net of tax . . . . .       --           --          5,574
                                        --------     --------    --------
Adjusted net income (loss) . . . . .    $ 36,065       26,264      (9,837)
                                        ========     ========    ========

                      JONES LANG LASALLE INCORPORATED

                                          2003         2002        2001
                                        --------     --------    --------

Basic earnings (loss)
  per common share . . . . . . . . .    $   1.17         0.89       (0.51)
Add back:  Cumulative effect
  of change in accounting
  principle. . . . . . . . . . . . .       --           (0.03)      --
Add back:  Amortization of
  Goodwill with indefinite
  useful lives, net of tax . . . . .       --           --           0.19
                                        --------     --------    --------
Adjusted basic earnings (loss)
  per common share . . . . . . . . .    $   1.17         0.86       (0.32)
                                        ========     ========    ========

Diluted earnings (loss)
  per common share . . . . . . . . .    $   1.12         0.85       (0.51)
Add back:  Cumulative effect
  of change in accounting
  principle. . . . . . . . . . . . .       --           (0.03)      --
Add back:  Amortization of
  Goodwill with indefinite
  useful lives, net of tax . . . . .       --           --           0.19
                                        --------     --------    --------
Adjusted diluted earnings (loss)
  per common share . . . . . . . . .    $   1.12         0.82       (0.32)
                                        ========     ========    ========

                                          JONES LANG LASALLE INCORPORATED

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


      The following table sets forth, by reporting segment, the movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):


                                          Investor and Occupier Services
                                      --------------------------------------
                                                                     Asia       Investment
                                      Americas        Europe       Pacific      Management     Consolidated
                                     ----------     ----------    ----------    ----------     ------------
Gross Carrying Amount
---------------------

Balance as of
  January 1, 2002. . . . . . . . .   $  179,263         52,502        79,603        29,647          341,015

Impact of exchange
  rate movements . . . . . . . . .           72          5,643         3,152         1,993           10,860
                                     ----------     ----------    ----------    ----------       ----------

Balance as of
  January 1, 2003. . . . . . . . .      179,335         58,145        82,755        31,640          351,875

Impact of exchange
  rate movements . . . . . . . . .           19          7,055        10,822         2,552           20,448
                                     ----------     ----------    ----------    ----------       ----------

Balance as of
  December 31, 2003. . . . . . . .   $  179,354         65,200        93,577        34,192          372,323






                                          JONES LANG LASALLE INCORPORATED

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                          Investor and Occupier Services
                                      --------------------------------------
                                                                     Asia       Investment
                                      Americas        Europe       Pacific      Management     Consolidated
                                     ----------     ----------    ----------    ----------     ------------
Accumulated Amortization
------------------------

Balance as of
  January 1, 2002. . . . . . . . .   $  (15,516)        (4,144)       (5,607)      (10,060)         (35,327)

Impact of exchange
  rate movements . . . . . . . . .          (15)          (560)         (228)         (268)          (1,071)
                                     ----------     ----------    ----------    ----------       ----------
Balance as of
  January 1, 2003. . . . . . . . .      (15,531)        (4,704)       (5,835)      (10,328)         (36,398)

Impact of exchange
  rate movements . . . . . . . . .        --              (550)         (784)         (437)          (1,771)
                                     ----------     ----------    ----------    ----------       ----------
Balance as of
  December 31, 2003. . . . . . . .      (15,531)        (5,254)       (6,619)      (10,765)         (38,169)


Net book value . . . . . . . . . .   $  163,823         59,946        86,958        23,427          334,154
                                     ==========     ==========    ==========    ==========       ==========


                                          JONES LANG LASALLE INCORPORATED

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


      The following table sets forth, by reporting segment, the movements in the gross carrying amount and accumulated amortization of our intangibles with definite useful lives ($ in thousands):

                                          Investor and Occupier Services
                                      --------------------------------------
                                                                     Asia       Investment
                                      Americas        Europe       Pacific      Management     Consolidated
                                     ----------     ----------    ----------    ----------     ------------
Gross Carrying Amount
---------------------

Balance as of
  January 1, 2002. . . . . . . . .   $   39,377            742         2,071         4,332           46,522

Impact of exchange
  rate movements . . . . . . . . .        --                77           225           448              750
                                     ----------     ----------    ----------    ----------       ----------

Balance as of
  January 1, 2003. . . . . . . . .       39,377            819         2,296         4,780           47,272

Impact of exchange
  rate movements . . . . . . . . .          (13)            92           761           538            1,378
                                     ----------     ----------    ----------    ----------       ----------
Balance as of
  December 31, 2003. . . . . . . .   $   39,364            911         3,057         5,318           48,650






                                          Investor and Occupier Services
                                      --------------------------------------
                                                                     Asia       Investment
                                      Americas        Europe       Pacific      Management     Consolidated
                                     ----------     ----------    ----------    ----------     ------------
Accumulated Amortization
------------------------

Balance as of
  January 1, 2002. . . . . . . . .   $  (17,720)          (302)         (841)       (4,332)         (23,195)

Amortization expense . . . . . . .       (4,785)           (96)         (276)        --              (5,157)

Impact of exchange
  rate movements . . . . . . . . .           11            (37)         (102)         (448)            (576)
                                     ----------     ----------    ----------    ----------       ----------

Balance as of
  January 1, 2003. . . . . . . . .      (22,494)          (435)       (1,219)       (4,780)         (28,928)

Amortization expense . . . . . . .       (4,780)          (104)         (331)        --              (5,215)
Impact of exchange
  rate movements . . . . . . . . .        --               (59)         (456)         (538)          (1,053)
                                     ----------     ----------    ----------    ----------       ----------
Balance as of
  December 31, 2003. . . . . . . .   $  (27,274)          (598)       (2,006)       (5,318)         (35,196)

Net book value . . . . . . . . . .   $   12,090            313         1,051         --              13,454
                                     ==========     ==========    ==========    ==========       ==========

                      JONES LANG LASALLE INCORPORATED

      The following table sets forth the estimated future amortization expense of our intangibles with definite useful lives:

      ESTIMATED ANNUAL AMORTIZATION EXPENSE
      -------------------------------------
      For year ended December 31, 2004          $5.2 million
      For year ended December 31, 2005          $4.7 million
      For year ended December 31, 2006          $3.2 million
      For year ended December 31, 2007          None

(16)  COMMITMENTS AND CONTINGENCIES

      As of December 31, 2003, Jones Lang LaSalle and certain of our subsidiaries had $5.0 million of co-investment indebtedness guarantees outstanding to third-party lenders. As discussed in Note 8, we apply Interpretation No. 45 to recognize and measure the provisions of these guarantees. The $5.0 million of guarantees represents the maximum future payments that Jones Lang LaSalle could be required to make under such guarantees. These guarantees relate to collateralized borrowings by project-level entities, and certain of the guarantees have terms extending out until 2011. Repayment could be requested by the third-party lenders in the event that one of the project level entities fail to repay its borrowing. We do not expect to incur any material losses under these guarantees.

      We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these litigation matters are covered by insurance, although they may nevertheless be subject to large deductibles or retentions and the amounts being claimed may exceed the available insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

      On November 8, 2002, Bank One N.A. ("Bank One") filed suit against the Company and certain of its subsidiaries in the Circuit Court of Cook County, Illinois with regard to services provided in 1999 and 2000 pursuant to three different agreements relating to facility management, project development and broker services. The suit generally alleges negligence, breach of contract and breach of fiduciary duty on the part of Jones Lang LaSalle and sought to recover a total of $40 million in compensatory damages and $80 million in punitive damages. On December 16, 2002, the Company filed a counterclaim for breach of contract seeking payment of approximately $1.2 million for fees due for services provided under the agreements. On December 16, 2003, the court granted the Company's motion to strike the complaint because after completion of significant discovery, Bank One has been unable to substantiate its allegations that it suffered damages of $40 million as it had previously claimed. Bank One was authorized to file an amended complaint that seeks to recover compensatory damages in an unspecified amount, plus an unspecified amount of punitive damages. The amended complaint also includes allegations of fraudulent misrepresentation, fraudulent concealment and conversion. The Company continues to aggressively defend the suit. While there can be no assurance, the Company continues to believe that the complaint is without merit and, as such, will not have a material adverse impact on our financial position, results of operations, or liquidity. As of the date of this report, we are in the process of discovery and no trial date has been set. As such, although we still have not seen or heard anything that leads us to believe that the suit has merit, the outcome of Bank One's suit cannot be predicted with any certainty and management is unable to estimate an amount or range of potential loss that could result if an improbable unfavorable outcome did occur.

                      JONES LANG LASALLE INCORPORATED

      In the third quarter of 2001 we established a reserve of $1.6 million to cover our exposures resulting from the insolvency of HIH Insurance Ltd. ("HIH"), one of our former insurance providers. HIH provided public liability coverage to the Australian operations of JLW for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring at properties for which we had property management responsibilities. As discussed in Note 6, we reduced the reserve by $0.6 million in the second quarter of 2003. As of December 31, 2003, $0.6 million of the reserve established remains to cover claims which would have been covered by the insurance provided by HIH. Although there can be no assurance, we believe this reserve is adequate to cover any remaining claims and expenses resulting from the HIH insolvency. Due to the nature of the claims covered by this insurance, it is possible that future claims may be made.


(17)  IMPLEMENTATION OF SAB 101

      During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on various revenue recognition matters. Historically, we and certain other real estate service companies had recorded the full amount of lease commissions as revenue upon the completion of leasing services and the closing of the transaction, when invoicing for a portion of the commission was to be delayed until actual tenant occupancy. This policy was based upon the fact that we had fulfilled all of our contractual obligations and the likelihood of the tenant defaulting under the lease was extremely remote. Under
SAB 101, such lease commission revenue should be deferred until the parties to the lease contract have fulfilled their respective obligations. In 2000 we adopted the provisions of SAB 101, retroactively applying them as of January 1, 2000.

      As a result, revenue recognition is now deferred until all parties to the lease contract have fulfilled their respective lease obligations if the fee income is dependent upon those contingencies being removed. This change in accounting policy does not impact the timing or amount of cash flow, or the amount of earnings that we will ultimately recognize.

      Effective January 1, 2000, we recorded a one-time, non-cash, after-tax cumulative effect of a change in accounting principle of $14.2 million, net of taxes of $8.7 million. This adjustment represents revenues of $22.9 million that had been recognized prior to January 1, 2000 that would not have been recognized if the new accounting policy had been in effect prior to 2000. With the exception of $500,000 of revenues related to the land investment business, a business we exited in 2001, these revenues were fully recognized by December 31, 2002 as the underlying contingencies were satisfied. We recognized $400,000 and $5.8 million of these revenues in the twelve months ended December 31, 2002 and 2001, respectively, with the balance in the twelve months ended December 31, 2000. We have determined that the subsequent impairment of the specific land business investment means that the $500,000 of revenues that were included in this adjustment will not be collected, and therefore will not be recorded as revenue. This will have no impact on our earnings or cash flow.

      During 2003, SAB 101 was amended with the issuance of SAB 104. This amendment did not impact previously recorded amounts.

                      JONES LANG LASALLE INCORPORATED

(18)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      On July 26, 2000, Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly-owned subsidiary of Jones Lang LaSalle, issued 9% Senior Euro Notes with an aggregate principal amount of euro 165 million, due 2007 (the "Euro Notes"). The payment obligations under the Euro Notes are fully and unconditionally guaranteed by Jones Lang LaSalle Incorporated and certain of its wholly-owned subsidiaries: Jones Lang LaSalle America's Inc.; LaSalle Investment Management, Inc.; Jones Lang LaSalle International, Inc.; Jones Lang LaSalle Co-Investment, Inc.; and Jones Lang LaSalle Ltd. (the "Guarantor Subsidiaries"). All of Jones Lang LaSalle Incorporated's remaining subsidiaries (the "Non-Guarantor Subsidiaries") are owned by the Guarantor Subsidiaries. The following supplemental Condensed Consolidating Balance Sheets as of December 31, 2003 and December 31, 2002, Condensed Consolidating Statement of Earnings and Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001 present financial information for (i) Jones Lang LaSalle Incorporated (carrying any investment in subsidiaries under the equity method), (ii) Jones Lang LaSalle Finance B.V. (the issuer of the Euro Notes), (iii) on a combined basis the Guarantor Subsidiaries (carrying any investment in Non-Guarantor Subsidiaries under the equity method) and (iv) on a combined basis the Non-Guarantor Subsidiaries (carrying its investments in JLL Finance under the equity method). Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and Jones Lang LaSalle Incorporated believes that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. In general, historically, Jones Lang LaSalle Incorporated has entered into third-party borrowings, financing its subsidiaries via intercompany accounts that are then converted into equity on a periodic basis. Certain Guarantor and Non-Guarantor Subsidiaries also enter into third-party borrowings on a limited basis. All intercompany activity has been included as subsidiary activity in investing activities in the Condensed Consolidating Statements of Cash Flows. Cash is managed on a consolidated basis and there is a right of offset between bank accounts in the different groupings of legal entities in the condensed consolidating financial information. Therefore, in certain cases, negative cash balances have not been reallocated to payables as they legally offset positive cash balances elsewhere in Jones Lang LaSalle Incorporated. In certain cases, taxes have been calculated on the basis of a group position that includes both Guarantor and Non-Guarantor Subsidiaries. In such cases, the taxes have been allocated to individual legal entities on the basis of that legal entity's pre-tax income.


                                       CONDENSED CONSOLIDATING BALANCE SHEET
                                              As of December 31, 2003
                                                 ($ in thousands)

                           Jones Lang                                                                Consoli-
                            LaSalle      Jones Lang                                                   dated
                          Incorporated    LaSalle                                                   Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor                   LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Eliminations  Incorporated
                          ------------   ----------   ------------   -------------   ------------  ------------
ASSETS
------
Cash and cash
  equivalents. . . . . .   $   41,376           153         1,528          20,048          --           63,105
Trade receivables,
  net of allowances. . .        --            --           87,380         165,746          --          253,126
Other current assets . .       (5,370)        --           29,705          32,374          --           56,709
                           ----------    ----------    ----------      ----------     ----------    ----------
    Total current
      assets . . . . . .       36,006           153       118,613         218,168          --          372,940

Property and equipment,
  at cost, less accumu-
  lated depreciation . .        3,309         --           34,508          33,804          --           71,621
Intangibles resulting
  from business acquisi-
  tions and JLW merger,
  net of accumulated
  amortization . . . . .        --            --          213,653         133,955          --          347,608
Other assets, net. . . .       37,264         --           59,624          53,883          --          150,771
Investment in
  subsidiaries . . . . .      469,809         --          464,425           1,497       (935,731)        --
                           ----------    ----------    ----------      ----------     ----------    ----------
                           $  546,388           153       890,823         441,307       (935,731)      942,940
                           ==========    ==========    ==========      ==========     ==========    ==========





                                 CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED
                                              As of December 31, 2003
                                                 ($ in thousands)


                           Jones Lang                                                                Consoli-
                            LaSalle      Jones Lang                                                   dated
                          Incorporated    LaSalle                                                   Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor                   LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Eliminations  Incorporated
                          ------------   ----------   ------------   -------------   ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
Accounts payable and
  accrued liabilities. .   $   18,462         1,438        21,672          54,894          --           96,466
Short-term borrowings. .        --            --            --              3,592          --            3,592
Other current
  liabilities. . . . . .       78,288      (210,598)      397,018         (79,354)         --          185,354
                           ----------    ----------    ----------      ----------     ----------    ----------
    Total current
      liabilities. . . .       96,750      (209,160)      418,690         (20,868)         --          285,412

Long-term liabilities:
  Credit facilities. . .        --            --            --              --             --            --
  9% Senior Notes,
    due 2007 . . . . . .        --          207,816         --              --             --          207,816
  Other. . . . . . . . .        5,801         --            2,324          10,596          --           18,721
                           ----------    ----------    ----------      ----------     ----------    ----------
    Total liabilities. .      102,551        (1,344)      421,014         (10,272)         --          511,949

Stockholders' equity . .      443,837         1,497       469,809         451,579       (935,731)      430,991
                           ----------    ----------    ----------      ----------     ----------    ----------
                           $  546,388           153       890,823         441,307       (935,731)      942,940
                           ==========    ==========    ==========      ==========     ==========    ==========



                                       CONDENSED CONSOLIDATING BALANCE SHEET
                                              As of December 31, 2002
                                                 ($ in thousands)

                           Jones Lang                                                                Consoli-
                            LaSalle      Jones Lang                                                   dated
                          Incorporated    LaSalle                                                   Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor                   LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Eliminations  Incorporated
                          ------------   ----------   ------------   -------------   ------------  ------------
ASSETS
------
Cash and cash
  equivalents. . . . . .   $    8,657            65        (3,849)          8,781          --           13,654
Trade receivables,
  net of allowances. . .        --            --           84,033         143,546          --          227,579
Other current assets . .       21,303         --           29,006          14,763          --           65,072
                           ----------    ----------    ----------      ----------     ----------    ----------
    Total current
      assets . . . . . .       29,960            65       109,190         167,090          --          306,305

Property and equipment,
  at cost, less accumu-
  lated depreciation . .        5,088         --           38,913          37,651          --           81,652
Intangibles resulting
  from business acquisi-
  tions and JLW merger,
  net of accumulated
  amortization . . . . .        --            --          231,538         102,283          --          333,821
Other assets, net. . . .       16,399         --           77,047          37,292          --          130,738
Investment in
  subsidiaries . . . . .      280,330         --          266,571             774       (547,675)        --
                           ----------    ----------    ----------      ----------     ----------    ----------
                           $  331,777            65       723,259         345,090       (547,675)      852,516
                           ==========    ==========    ==========      ==========     ==========    ==========





                                 CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED
                                              As of December 31, 2002
                                                 ($ in thousands)


                           Jones Lang                                                                Consoli-
                            LaSalle      Jones Lang                                                   dated
                          Incorporated    LaSalle                                                   Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor                   LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Eliminations  Incorporated
                          ------------   ----------   ------------   -------------   ------------  ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
Accounts payable and
  accrued liabilities. .   $   22,622         1,215        24,184          44,368          --           92,389
Short-term borrowings. .        --              205         4,210          11,448          --           15,863
Other current
  liabilities. . . . . .      (64,630)     (201,274)      404,201          22,647          --          160,944
                           ----------    ----------    ----------      ----------     ----------    ----------
    Total current
      liabilities. . . .      (42,008)     (199,854)      432,595          78,463          --          269,196

Long-term liabilities:
  Credit facilities. . .        --           26,077         --              --             --           26,077
  9% Senior Notes,
    due 2007 . . . . . .        --          173,068         --              --             --          173,068
  Other. . . . . . . . .        2,168         --           10,334           4,715          --           17,217
                           ----------    ----------    ----------      ----------     ----------    ----------
    Total liabilities. .      (39,840)         (709)      442,929          83,178          --          485,558

Stockholders' equity . .      371,617           774       280,330         261,912       (547,675)      366,958
                           ----------    ----------    ----------      ----------     ----------    ----------
                           $  331,777            65       723,259         345,090       (547,675)      852,516
                           ==========    ==========    ==========      ==========     ==========    ==========



                                   CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                       For the year ended December 31, 2003
                                                 ($ in thousands)


                           Jones Lang                                                                Consoli-
                            LaSalle      Jones Lang                                                   dated
                          Incorporated    LaSalle                                                   Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor                   LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Eliminations  Incorporated
                          ------------   ----------   ------------   -------------   ------------  ------------
Revenue. . . . . . . . .   $    --            --          440,431         509,414          --          949,845
Equity earnings (loss)
  from subsidiaries. . .       64,028         --           45,871             524       (110,423)        --
                           ----------    ----------    ----------      ----------     ----------    ----------
    Total revenue. . . .       64,028         --          486,302         509,938       (110,423)      949,845

Operating expenses
  before non-recurring
  and restructuring
  charges. . . . . . . .       32,154            51       412,037         439,056          --          883,298
Non-recurring and
  restructuring
  charges. . . . . . . .       (2,478)        --           (1,822)          8,661          --            4,361
                           ----------    ----------    ----------      ----------     ----------    ----------
    Operating income
      (loss) . . . . . .       34,352           (51)       76,087          62,221       (110,423)       62,186

Interest expense, net
  of interest income . .       (6,946)         (855)       14,218          11,444          --           17,861
                           ----------    ----------    ----------      ----------     ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes . . .       41,298           804        61,869          50,777       (110,423)       44,325

Net provision (benefit)
  for income taxes . . .        5,233           280        (2,159)          4,906          --            8,260
                           ----------    ----------    ----------      ----------     ----------    ----------

Net earnings (loss). . .   $   36,065           524        64,028          45,871       (110,423)       36,065
                           ==========    ==========    ==========      ==========     ==========    ==========






                                   CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                       For the year ended December 31, 2002
                                                 ($ in thousands)


                           Jones Lang                                                                Consoli-
                            LaSalle      Jones Lang                                                   dated
                          Incorporated    LaSalle                                                   Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor                   LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Eliminations  Incorporated
                          ------------   ----------   ------------   -------------   ------------  ------------
Revenue. . . . . . . . .   $    --            --          408,141         454,430          --          862,571
Equity earnings (loss)
  from subsidiaries. . .       29,061         --           21,359             189        (50,609)        --
                           ----------    ----------    ----------      ----------     ----------    ----------
    Total revenue. . . .       29,061         --          429,500         454,619        (50,609)      862,571

Operating expenses
  before non-recurring
  and restructuring
  charges. . . . . . . .        5,145            34       378,093         409,733          --          793,005
Non-recurring and
  restructuring
  charges. . . . . . . .        5,086         --            8,595           1,190          --           14,871
                           ----------    ----------    ----------      ----------     ----------    ----------
    Operating income
      (loss) . . . . . .       18,830           (34)       42,812          43,696        (50,609)       54,695

Interest expense, net
  of interest income . .       (6,623)         (748)       14,084          10,311          --           17,024
                           ----------    ----------    ----------      ----------     ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest . . . . .       25,453           714        28,728          33,385        (50,609)       37,671






                             CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED
                                       For the year ended December 31, 2002
                                                 ($ in thousands)



                           Jones Lang                                                                Consoli-
                            LaSalle      Jones Lang                                                   dated
                          Incorporated    LaSalle                                                   Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor                   LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Eliminations  Incorporated
                          ------------   ----------   ------------   -------------   ------------  ------------
Net provision (benefit)
  for income taxes . . .       (1,657)          525          (333)         12,502          --           11,037
Minority interests in
  earnings of
  subsidiaries . . . . .        --            --            --                711          --              711
                           ----------    ----------    ----------      ----------     ----------    ----------
Net earnings (loss)
  before extraordinary
  item and cumulative
  change in accounting
  principle. . . . . . .       27,110           189        29,061          20,172        (50,609)       25,923
Extraordinary gain on
  the acquisition of
  minority interest,
  net of tax . . . . . .        --            --            --                341          --              341
Cumulative effect of
  a change in account-
  ing principle. . . . .        --            --            --                846          --              846
                           ----------    ----------    ----------      ----------     ----------    ----------

Net earnings (loss). . .   $   27,110           189        29,061          21,359        (50,609)       27,110
                           ==========    ==========    ==========      ==========     ==========    ==========







                                   CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                       For the year ended December 31, 2001
                                                 ($ in thousands)


                           Jones Lang                                                                Consoli-
                            LaSalle      Jones Lang                                                   dated
                          Incorporated    LaSalle                                                   Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor                   LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Eliminations  Incorporated
                          ------------   ----------   ------------   -------------   ------------  ------------
Revenue. . . . . . . . .   $    --            --          449,379         456,070          --          905,449
Equity earnings (loss)
  from subsidiaries. . .       (3,045)        --            9,768             263         (6,986)        --
                           ----------    ----------    ----------      ----------     ----------    ----------
    Total revenue. . . .       (3,045)        --          459,147         456,333         (6,986)      905,449

Operating expenses
  before non-recurring
  and restructuring
  charges. . . . . . . .       17,884            32       393,425         403,917          --          815,258
Non-recurring and
  restructuring
  charges. . . . . . . .          569         --           46,664          29,999          --           77,232
                           ----------    ----------    ----------      ----------     ----------    ----------
    Operating income
      (loss) . . . . . .      (21,498)          (32)       19,058          22,417         (6,986)       12,959

Interest expense, net
  of interest income . .       (4,344)         (756)       15,369           9,887          --           20,156
                           ----------    ----------    ----------      ----------     ----------    ----------
    Earnings (loss)
      before provision
      (benefit) for
      income taxes
      and minority
      interest . . . . .      (17,154)          724         3,689          12,530         (6,986)       (7,197)






                             CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED
                                       For the year ended December 31, 2001
                                                 ($ in thousands)



                           Jones Lang                                                                Consoli-
                            LaSalle      Jones Lang                                                   dated
                          Incorporated    LaSalle                                                   Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor                   LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Eliminations  Incorporated
                          ------------   ----------   ------------   -------------   ------------  ------------
Net provision (benefit)
  for income taxes . . .       (1,743)          461         6,734           2,534          --            7,986
Minority interests in
  earnings of
  subsidiaries . . . . .        --            --            --                228          --              228
                           ----------    ----------    ----------      ----------     ----------    ----------

Net earnings (loss). . .   $  (15,411)          263        (3,045)          9,768         (6,986)      (15,411)
                           ==========    ==========    ==========      ==========     ==========    ==========







                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   For the Twelve Months Ended December 31, 2003
                                                 ($ in thousands)
                           Jones Lang                                                  Consoli-
                            LaSalle      Jones Lang                                     dated
                          Incorporated    LaSalle                                     Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor     LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Incorporated
                          ------------   ----------   ------------   -------------   ------------
Cash flows provided by
  operating activities .   $  (10,996)          747        42,593          77,701        110,045

Cash flows provided by
 (used in) investing
 activities:
  Net capital additions-
   property and equip-
   ment. . . . . . . . .         (209)        --          (10,629)         (7,759)       (18,597)
  Other acquisitions and
   investments, net of
   cash acquired and
   transaction costs . .        --            --           (1,100)          --            (1,100)
  Subsidiary activity. .       42,701        25,623       (21,070)        (47,254)         --
  Investments in real
   estate ventures . . .        --            --             (207)          4,622          4,415
                           ----------    ----------    ----------      ----------     ----------
    Net cash provided by
     (used in) investing
     activities. . . . .       42,492        25,623       (33,006)        (50,391)       (15,282)






                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED
                                   For the Twelve Months Ended December 31, 2003
                                                 ($ in thousands)


                           Jones Lang                                                  Consoli-
                            LaSalle      Jones Lang                                     dated
                          Incorporated    LaSalle                                     Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor     LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Incorporated
                          ------------   ----------   ------------   -------------   ------------
Cash flows provided by
 (used in) financing
 activities:
  Net borrowings under
   credit facility . . .       (1,062)      (26,282)       (4,210)         (7,856)       (39,410)
  Shares repurchased . .       (3,288)        --            --             (8,187)       (11,475)
  Common stock issued
   under stock option
   plan and stock
   purchase programs . .        5,573         --            --              --             5,573
                           ----------    ----------    ----------      ----------     ----------
    Net cash provided by
     (used in) financing
     activities. . . . .        1,223       (26,282)       (4,210)        (16,043)       (45,312)
                           ----------    ----------    ----------      ----------     ----------
Net increase (decrease)
  in cash and cash
  equivalents. . . . . .       32,719            88         5,377          11,267         49,451
Cash and cash equiva-
  lents, beginning
  of period. . . . . . .        8,657            65        (3,849)          8,781         13,654
                           ----------    ----------    ----------      ----------     ----------
Cash and cash equiva-
  lents, end of period .   $   41,376           153         1,528          20,048         63,105
                           ==========    ==========    ==========      ==========     ==========



                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   For the Twelve Months Ended December 31, 2002
                                                 ($ in thousands)
                           Jones Lang                                                  Consoli-
                            LaSalle      Jones Lang                                     dated
                          Incorporated    LaSalle                                     Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor     LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Incorporated
                          ------------   ----------   ------------   -------------   ------------
Cash flows provided by
  operating activities .   $    6,913        26,867        23,478          11,111         68,369

Cash flows provided by
 (used in) investing
 activities:
  Net capital additions-
   property and equip-
   ment. . . . . . . . .       (1,923)        --           (6,891)         (7,976)       (16,790)
  Other acquisitions and
   investments, net of
   cash acquired and
   transaction costs . .        --            --             (287)          --              (287)
  Subsidiary activity. .          509         6,718        (3,627)         (3,600)         --
  Investments in real
   estate ventures . . .        --            --           (8,742)           (521)        (9,263)
                           ----------    ----------    ----------      ----------     ----------
    Net cash provided by
     (used in) investing
     activities. . . . .       (1,414)        6,718       (19,547)        (12,097)       (26,340)






                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED
                                   For the Twelve Months Ended December 31, 2002
                                                 ($ in thousands)


                           Jones Lang                                                  Consoli-
                            LaSalle      Jones Lang                                     dated
                          Incorporated    LaSalle                                     Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor     LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Incorporated
                          ------------   ----------   ------------   -------------   ------------
Cash flows provided by
 (used in) financing
 activities:
  Net borrowings under
   credit facility . . .          (60)      (33,572)       (4,937)          4,331        (34,238)
  Shares repurchased . .       (4,052)        --            --             (4,659)        (8,711)
  Common stock issued
   under stock option
   plan and stock
   purchase programs . .        4,128         --            --              --             4,128
                           ----------    ----------    ----------      ----------     ----------
    Net cash provided by
     (used in) financing
     activities. . . . .           16       (33,572)       (4,937)           (328)       (38,821)
                           ----------    ----------    ----------      ----------     ----------
Net increase (decrease)
  in cash and cash
  equivalents. . . . . .        5,515            13        (1,006)         (1,314)         3,208
Cash and cash equiva-
  lents, beginning
  of period. . . . . . .        3,142            52        (2,843)         10,095         10,446
                           ----------    ----------    ----------      ----------     ----------
Cash and cash equiva-
  lents, end of period .   $    8,657            65        (3,849)          8,781         13,654
                           ==========    ==========    ==========      ==========     ==========



                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   For the Twelve Months Ended December 31, 2001
                                                 ($ in thousands)
                           Jones Lang                                                  Consoli-
                            LaSalle      Jones Lang                                     dated
                          Incorporated    LaSalle                                     Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor     LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Incorporated
                          ------------   ----------   ------------   -------------   ------------
Cash flows provided by
  operating activities .   $  (10,653)           34        37,061          27,661         54,103

Cash flows provided by
 (used in) investing
 activities:
  Net capital additions-
   property and equip-
   ment. . . . . . . . .       (2,346)        --          (16,309)        (17,137)       (35,792)
  Other acquisitions and
   investments, net of
   cash acquired and
   transaction costs . .        --            --           (5,129)           (284)        (5,413)
  Subsidiary activity. .       23,139        25,576        (7,039)        (41,676)         --
  Investments in real
   estate ventures . . .        --            --          (11,723)         20,379          8,656
                           ----------    ----------    ----------      ----------     ----------
    Net cash provided by
     (used in) investing
     activities. . . . .       20,793        25,576       (40,200)        (38,718)       (32,549)






                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED
                                   For the Twelve Months Ended December 31, 2001
                                                 ($ in thousands)


                           Jones Lang                                                  Consoli-
                            LaSalle      Jones Lang                                     dated
                          Incorporated    LaSalle                                     Jones Lang
                          (Parent and     Finance      Guarantor     Non-Guarantor     LaSalle
                           Guarantor)       B.V.      Subsidiaries   Subsidiaries    Incorporated
                          ------------   ----------   ------------   -------------   ------------
Cash flows provided by
 (used in) financing
 activities:
  Net borrowings under
   credit facility . . .       (1,824)      (25,710)        3,961           2,485        (21,088)
  Shares repurchased . .      (11,060)        --            --              --           (11,060)
  Common stock issued
   under stock option
   plan and stock
   purchase programs . .        2,197         --            --              --             2,197
                           ----------    ----------    ----------      ----------     ----------
    Net cash provided by
     (used in) financing
     activities. . . . .      (10,687)      (25,710)        3,961           2,485        (29,951)
                           ----------    ----------    ----------      ----------     ----------
Net increase (decrease)
  in cash and cash
  equivalents. . . . . .         (547)         (100)          822          (8,572)        (8,397)
Cash and cash equiva-
  lents, beginning
  of period. . . . . . .        3,689           152        (3,665)         18,667         18,843
                           ----------    ----------    ----------      ----------     ----------
Cash and cash equiva-
  lents, end of period .   $    3,142            52        (2,843)         10,095         10,446
                           ==========    ==========    ==========      ==========     ==========


QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following table sets forth certain unaudited consolidated statements of earnings data for each of our last eight quarters. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments and accruals, that we consider necessary for a fair presentation. The unaudited consolidated quarterly information should be read in conjunction with our Consolidated Financial Statements and the notes thereto as well as the "Summary of Critical Accounting Policies and Estimates" section within "Management's Discussion and Analysis of Financial Condition and Results of Operations." The operating results for any quarter are not necessarily indicative of the results for any future period.

      We would note the following points regarding how we prepare and present our financial statements on a periodic basis.

      PERIODIC ACCOUNTING FOR INCENTIVE COMPENSATION - An important part of our overall compensation package is incentive compensation, which is typically paid out to employees in the first quarter of the year after it is earned. In our interim financial statements we accrue for incentive compensation based on the percentage of revenue and compensation costs recorded to date relative to forecasted revenue and compensation costs for the full year as substantially all incentive compensation pools are based upon revenues and profits. The impact of this incentive compensation accrual methodology is that we accrue very little incentive compensation in the first six months of the year, with the majority of our incentive compensation accrued in the second half of the year, particularly in the fourth quarter. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees. In addition, we exclude from the standard accrual methodology incentive compensation pools that are not subject to the normal performance criteria. These pools are accrued for on a straight-line basis. As discussed in Note 13 to Notes to Consolidated Financial Statements, certain senior employees receive a portion of their incentive compensation in the form of restricted stock units of our common stock. We recognize this compensation over the vesting period of these restricted stock units, which has the effect of deferring a portion of current year incentive compensation to later years. Previously we accounted for the current year impact of this program in the fourth quarter (namely, the enhancement, the deferral and the related amortization) because of the uncertainty around the terms and conditions of the stock ownership program and because the majority of our incentive compensation is accrued in the fourth quarter. Due to the maturity of the program and the commitment to its terms and conditions by the Company and the Compensation Committee of the Board of Directors, we began accounting for the earned portion of this compensation program on a quarterly basis, starting in the third quarter of 2003. We recognize the benefit of the stock ownership program in a manner consistent with the accrual of the underlying incentive compensation expense. As such, we recorded a credit of $2.1 million to the income statement in the third quarter, reflecting the earned portion of the stock ownership program for the first nine months of 2003.

COMMON SHARE PURCHASE RIGHTS

      In connection with a previous investment in an unconsolidated real estate venture, we were granted certain residual "Common Share Purchase Rights" that give us the ability to purchase shares in a publicly traded real estate investment trust at a fixed price. These rights, which extend through April of 2008, are a non-hedging derivative instrument and should have been recorded at fair value as part of the adoption of SFAS 133 effective January 1, 2001, with subsequent changes in fair value reflected in equity earnings. The initial accounting for these common share purchase rights through June 30, 2003 was not in accordance with the rules of SFAS 133 due to an inadvertent error as a result of the complexity of this unique derivative. We determine fair value through the use of the Black Scholes option pricing model. The fair value of these rights at January 1, 2001 was $954,000 and the fair value has ranged from $200,000 to $1.4 million in the periods since that time due to stock market fluctuation. At December 31, 2003, the fair value of these rights was $1.4 million which we included in the investments in unconsolidated real estate ventures on the Consolidated Balance Sheet. We recorded a pre-tax gain of $1.3 million in equity earnings in the third quarter of 2003, of which approximately $800,000 represented the impact of correcting this error. We do not believe that the correction of this error is material to the 2001, 2002 or 2003 consolidated financial statements or in any quarter of these years. Additionally, we do not believe that the correction of this error is material to consolidated earnings trends. We do not own any other instruments of this nature.

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

      The effective tax rate we applied to recurring operations for 2003 and 2002 was as follows:

                                                2003      2002
                                                ----      ----

     Three months ended March 31,. . . . . .     34%       40%
     Six months ended June 30, . . . . . . .     34%       40%
     Nine months ended September 30, . . . .     32%       36%
     Twelve months ended December 31,. . . .     28%       34%


      SEASONALITY - Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for the Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. Our Investment Management segment earns performance fees on clients' returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

                                          JONES LANG LASALLE INCORPORATED
                                               QUARTERLY INFORMATION
                                                    (UNAUDITED)
                                                                                2003
                                                         -------------------------------------------------------
($ in thousands, except share data)                     March 31     June 30    Sept. 30    Dec. 31       Year
                                                        --------    --------    --------    --------    --------
Revenue:
  Investor & Occupier Services:
    Americas . . . . . . . . . . . . . . . . . . . . .  $ 59,524      66,701      68,293     119,000     313,518
    Europe . . . . . . . . . . . . . . . . . . . . . .    71,302      82,012      81,884     115,934     351,132
    Asia Pacific . . . . . . . . . . . . . . . . . . .    32,563      41,242      42,131      56,718     172,654
  Investment Management. . . . . . . . . . . . . . . .    24,592      23,872      25,860      38,977     113,301

Less:  intersegment revenue. . . . . . . . . . . . . .       (69)       (270)        (93)       (328)       (760)
                                                        --------    --------    --------    --------    --------
        Total revenue. . . . . . . . . . . . . . . . .   187,912     213,557     218,075     330,301     949,845

Operating expenses:
  Investor & Occupier Services:
    Americas . . . . . . . . . . . . . . . . . . . . .    61,075      64,005      60,459      90,136     275,675
    Europe . . . . . . . . . . . . . . . . . . . . . .    72,746      79,606      79,324     106,438     338,114
    Asia Pacific . . . . . . . . . . . . . . . . . . .    37,801      40,873      42,603      54,118     175,395
  Investment Management. . . . . . . . . . . . . . . .    23,200      22,456      21,241      27,977      94,874

Less:  intersegment expenses . . . . . . . . . . . . .       (69)       (270)        (93)       (328)       (760)

Non-recurring and restructuring charges. . . . . . . .        56       4,097      (1,451)      1,659       4,361
                                                        --------    --------    --------    --------    --------

Total operating expenses . . . . . . . . . . . . . . .   194,809     210,767     202,083     280,000     887,659

Operating income (loss). . . . . . . . . . . . . . . .  $ (6,897)      2,790      15,992      50,301      62,186

Net earnings (loss). . . . . . . . . . . . . . . . . .  $ (7,247)     (1,415)      7,411      37,316      36,065

Basic earnings (loss) per common share . . . . . . . .  $  (0.24)      (0.05)       0.24        1.20        1.17

Diluted earnings (loss) per common share . . . . . . .  $  (0.24)      (0.05)       0.23        1.14        1.12





                                                                                2002
                                                         -------------------------------------------------------
($ in thousands, except share data)                     March 31     June 30    Sept. 30    Dec. 31       Year
                                                        --------    --------    --------    --------    --------

Revenue:
  Investor & Occupier Services:
    Americas . . . . . . . . . . . . . . . . . . . . .  $ 55,828      61,439      71,299     102,338     290,904
    Europe . . . . . . . . . . . . . . . . . . . . . .    64,737      79,591      74,702      98,740     317,770
    Asia Pacific . . . . . . . . . . . . . . . . . . .    30,310      36,885      35,695      42,474     145,364
  Investment Management. . . . . . . . . . . . . . . .    19,158      22,013      35,005      32,833     109,009

Less:  intersegment revenue. . . . . . . . . . . . . .      (117)        (85)       (173)       (101)       (476)
                                                        --------    --------    --------    --------    --------
        Total revenue. . . . . . . . . . . . . . . . .   169,916     199,843     216,528     276,284     862,571

Operating expenses:
  Investor & Occupier Services:
    Americas . . . . . . . . . . . . . . . . . . . . .    57,944      57,885      65,005      78,068     258,902
    Europe . . . . . . . . . . . . . . . . . . . . . .    64,459      73,886      73,839      87,831     300,015
    Asia Pacific . . . . . . . . . . . . . . . . . . .    33,336      35,592      35,637      41,030     145,595
  Investment Management. . . . . . . . . . . . . . . .    18,306      19,363      23,940      27,360      88,969

Less:  intersegment expenses . . . . . . . . . . . . .      (117)        (85)       (173)       (101)       (476)

Non-recurring and restructuring charges. . . . . . . .       100         951         472      13,348      14,871
                                                        --------    --------    --------    --------    --------

Total operating expenses . . . . . . . . . . . . . . .   174,028     187,592     198,720     247,536     807,876

Operating income (loss). . . . . . . . . . . . . . . .  $ (4,112)     12,251      17,808      28,748      54,695

Net earnings (loss). . . . . . . . . . . . . . . . . .  $ (4,035)      3,506      10,169      17,470      27,110

Basic earnings (loss) per common share before
    extraordinary item and cumulative effect
    of change in accounting principle. . . . . . . . .  $  (0.16)       0.12        0.33        0.56        0.85

Extraordinary gain on the acquisition of
    minority interest, net of tax. . . . . . . . . . .  $  --          --          --           0.01        0.01

Cumulative effect of change in accounting
    principal. . . . . . . . . . . . . . . . . . . . .  $   0.03       --          --          --           0.03




                                                                                2002
                                                         -------------------------------------------------------
($ in thousands, except share data)                     March 31     June 30    Sept. 30    Dec. 31       Year
                                                        --------    --------    --------    --------    --------

Basic earnings (loss) per common share . . . . . . . .  $  (0.13)       0.12        0.33        0.57        0.89

Diluted earnings (loss) per common share before
    extraordinary item and cumulative effect
    of change in accounting principle. . . . . . . . .  $  (0.16)       0.11        0.32        0.54        0.81

Extraordinary gain on the acquisition of
    minority interest, net of tax. . . . . . . . . . .  $  --          --          --           0.01        0.01

Cumulative effect of change in accounting
    principal. . . . . . . . . . . . . . . . . . . . .  $   0.03       --          --          --           0.03

Diluted earnings (loss) per common share . . . . . . .  $  (0.13)       0.11        0.32        0.55        0.85





                      JONES LANG LASALLE INCORPORATED

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             ($ in thousands)




                          Balance at                             Balance
                          Beginning   Costs and    Deductions    at End
Description               of Period    Expenses       (A)       of Period
-----------               ----------  ----------   ----------   ---------

2003
Accounts Receivable
Reserves . . . . . . .     $  4,992       1,579        1,781      $ 4,790

2002
Accounts Receivable
Reserves (B) . . . . .     $  5,887         262        1,157      $ 4,992

2001
Accounts Receivable
Reserves . . . . . . .     $  8,843       8,257       11,213      $ 5,887



(A)  Includes primarily write-offs of uncollectible accounts.

(B) Costs and expenses for 2002 are net of the $2.0 million reversal of bad debt reserves relating to Diverse.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A.    CONTROLS AND PROCEDURES

      Jones Lang LaSalle carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the our periodic SEC filings relating to Jones Lang LaSalle (including its consolidated subsidiaries).

      There was no change in internal control over financial reporting that occurred in the fourth quarter of 2003 that has materially affected or is reasonably likely to materially affect Jones Lang LaSalle's internal controls over financial reporting.



                                 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated by reference to the material in Jones Lang LaSalle's Proxy Statement for the 2004 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and in Item 1 of this Annual Report on
Form 10-K.


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

      The following table provides information as of December 31, 2003 with respect to Jones Lang LaSalle's common shares issuable under our equity compensation plans (in thousands, except exercise price):

                                                           Number of
                                                          Securities
                                                           Remaining
                                                         Available for
                        Number of        Weighted-      Future Issuance
                       Securities         Average        Under Equity
                      to be Issued       Exercise        Compensation
                      Upon Exercise      Price of            Plans
                     of Outstanding     Outstanding       (Excluding
                        Options,         Options,         Securities
                      Warrants and     Warrants and      Reflected in
Plan Category            Rights           Rights          Column (A))
-------------        --------------    -------------    ---------------
                           (A)              (B)               (C)
Equity compensa-
 tion plans
 approved by
 security holders
  SAIP (1)                 5,481          $ 19.50             1,515

  ESPP (2)                 --               --                   50
                         -------                             ------
  Subtotal                 5,481                              1,565
                         -------                             ------
Equity compensa-
 tion plans not
 approved by
 security holders
  SAYE (3)                   220           $13.63               280
                         -------                             ------
  Subtotal                   220                                280
                         -------                             ------
    Total                  5,701                              1,845
                         =======                             ======

Notes:

(1) In 1997, we adopted the 1997 Stock Award and Incentive Plan ("SAIP") that provides for the granting of options to purchase a specified number shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle.

(2) In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S. based employees. Under this plan, employee contributions for stock purchases will be enhanced through an additional contribution of 15%.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the caption Independent Auditors, Audit and Non-Audit Fees.



                                  PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this report:

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

      (b)   Reports on Form 8-K:

                  On January 8, 2004, Jones Lang LaSalle filed a Report on
            Form 8-K incorporating a press release announcing that the Board of Directors accepted the resignation of Christopher A. Peacock as President and Chief Executive Officer.

                  On February 5, 2004, Jones Lang LaSalle filed a Report on
            Form 8-K incorporating a press release announcing earnings for the quarter and year ended December 31, 2003.

                  On February 10, 2004, Jones Lang LaSalle filed a Report
            on Form 8-K incorporating the February 2004 Investor Relations Presentation.

                  On February 19, 2004, Jones Lang LaSalle filed a Report
            on Form 8-K incorporating the February 2004 Investor Relations Presentation.

                  On February 27, 2004, Jones Lang LaSalle filed a Report
            on Form 8-K incorporating a press release announcing a share repurchase program approved by its Board of Directors.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in (i) this Report in Item 1. Business, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and elsewhere and (ii) in other reports filed with the Securities and Exchange Commission. Jones Lang LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.

                             POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each of Jones Lang LaSalle Incorporated, a Maryland corporation, and the undersigned Directors and officers of Jones Lang LaSalle Incorporated, hereby constitutes and appoints Stuart L. Scott, Lauralee E. Martin and Nicholas J. Willmott its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 12th day of March, 2004.


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


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of March, 2004.


SIGNATURE                           TITLE
---------                           -----



/s/ Stuart L. Scott
------------------------------      Chief Executive Officer, President and
Stuart L. Scott                     Chairman of the Board of Directors
                                    and Director
                                    (Principal Executive Officer)



/s/ Lauralee E. Martin
------------------------------      Executive Vice President and
Lauralee E. Martin                  Chief Financial Officer
                                    (Principal Financial Officer)



/s/ Henri-Claude de Bettignies
------------------------------      Director
Henri-Claude de Bettignies

SIGNATURE                           TITLE
---------                           -----



/s/ Darryl Hartley-Leonard
------------------------------      Director
Darryl Hartley-Leonard



/s/ Sir Derek Higgs
------------------------------      Director
Sir Derek Higgs



/s/ Sheila A. Penrose
------------------------------      Director
Sheila A. Penrose



/s/ Peter C. Roberts
------------------------------      Executive Vice President and
Peter C. Roberts                    Chief Executive Officer,
                                    Jones Lang LaSalle Americas,
                                    and Director



/s/ Jackson P. Tai
------------------------------      Director
Jackson P. Tai



/s/ Thomas C. Theobald
------------------------------      Director
Thomas C. Theobald



/s/ Nicholas J. Willmott
------------------------------      Executive Vice President and
Nicholas J. Willmott                Global Controller
                                    (Principal Accounting Officer)

                               EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

3.1 Charter of Jones Lang LaSalle Incorporated (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-48074-01))

3.2 Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3(u) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002)

3.3         Articles of Association of Jones Lang LaSalle Finance B.V.
            (English Translation of Dutch Original) (Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-48074-01))

3.4 Charter of Jones Lang LaSalle Americas, Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4 (File No. 333-48074-01))

3.5 Bylaws of Jones Lang LaSalle Americas, Inc. (Incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-4 (File No. 333-48074-01))

3.6 Charter of LaSalle Investment Management, Inc. (Incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-4 (File No. 333-48074-01))

3.7 Bylaws of LaSalle Investment Management, Inc. (Incorporated by reference to Exhibit 3.7 to the Company's Registration Statement on Form S-4 (File No. 333-48074-01))

3.8         Certificate of Incorporation of Jones Lang LaSalle
            International, Inc. (Incorporated by reference to Exhibit 3.8 to the Company's Registration Statement on Form S-4 (File No. 333-48074-01))

3.9 Bylaws of Jones Lang LaSalle International, Inc. (Incorporated by reference to Exhibit 3.9 to the Company's Registration Statement on Form S-4 (File No. 333-48074-01))

3.10 Charter of Jones Lang LaSalle Co-Investment, Inc. (Incorporated by reference to Exhibit 3.10 to the Company's Registration Statement on Form S-4 (File No. 333-48074-01))

3.11 Bylaws of Jones Lang LaSalle Co--Investment, Inc. (Incorporated by reference to Exhibit 3.11 to the Company's Registration Statement on Form S-4 (File No. 333-48074-01))

3.12        Articles of Incorporation of LaSalle Hotel Advisors, Inc.
            (Incorporated by reference to Exhibit 3.12 to the Company's Registration Statement on Form S-4 (File No. 333-48074-01))

3.13 Bylaws of LaSalle Hotel Advisors, Inc. (Incorporated by reference to Exhibit 3.13 to the Company's Registration Statement on Form S-4 (File No. 333-48074-01))

3.14 Memorandum of Association of Jones Lang LaSalle Limited (Incorporated by reference to Exhibit 3.14 to the Company's Registration Statement on Form S-4 (File No. 333-48074-01))

3.15        Articles of Association of Jones Lang LaSalle Limited
            (Incorporated by reference to Exhibit 3.15 to the Company's Registration Statement on Form S-4 (File No. 333-48074-01))

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

4.1 Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit
            4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

4.2 Indenture, dated July 26, 2000, among Jones Lang LaSalle Finance B.V., Jones Lang LaSalle Incorporated, as parent Guarantor, Jones Lang LaSalle Americas, Inc., LaSalle Investment Management, Inc., Jones Lang LaSalle International, Inc., Jones Lang LaSalle Co-Investment, Inc., LaSalle Hotel Advisors, Inc. and Jones Lang LaSalle Limited, as Guarantors, and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

4.3         Form of Note (included in Exhibit 4.2)

4.4 Registration Rights Agreement, dated July 19, 2000, among Jones Lang LaSalle Finance B.V., Jones Lang LaSalle Incorporated, Jones Lang LaSalle Americas, Inc., LaSalle Investment Management, Inc., Jones Lang LaSalle International, Inc., Jones Lang LaSalle Co-Investment, Inc., LaSalle Hotel Advisors, Inc., Jones Lang LaSalle Limited, Morgan Stanley & Co. International Limited, Bank of America International Limited, BMO Nesbitt Burns Corp., and Chase Manhattan International Limited (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30,
            2000)

10.1 Multicurrency Credit Agreement, dated as of June 26, 2003 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.2 Asset Purchase Agreement, dated as of December 31, 1996, by and among LaSalle Construction Limited Partnership, LaSalle Partners Limited Partnership, Clune Construction Company, L.P. and Michael T. Clune (Incorporated by reference to Exhibit
            10.10 to the Company's Registration Statement No. 333-25741)

10.3        Amended and Restated Stock Award and Incentive Plan
            (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2002)

10.4        Employee Stock Purchase Plan (Incorporated by reference to
            Exhibit 99.1 to the Company's Registration Statement No. 333
            42193)

10.5        First Amendment to the Employee Stock Purchase Plan
            (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.6        Second Amendment to the Employee Stock Purchase Plan
            (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.7        Third Amendment to the Employee Stock Purchase Plan
            (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30,
            2000)

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

10.8 Description of Management Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1997)

10.9 Registration Rights Agreement, dated as of April 22, 1997, by and among the Registrant, DEL-LPL Limited Partnership, DEL LPAML Limited Partnership, DSA-LSPL, Inc., DSA-LSAM, Inc. and Galbreath Holdings, LLC (Incorporated by reference to Exhibit
            10.14 to the Company's Registration Statement No. 333-25741)

10.10 Form of Indemnification Agreement with Executive Officers and Directors (Incorporated by Reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31,
            1998)

10.11 Severance Pay Plan (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2001)

10.12 Senior Executive Services Agreement with Christopher A. Peacock (Incorporated by reference to Exhibit 10.16 to the Annual report on Form 10-K for the fiscal year ended December 31,
            1999)

10.13       Senior Executive Service Agreement with Robert Orr
            (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended December 31,
            1999)

10.14 Jones Lang LaSalle Savings Related Share Option (UK) Plan adopted October 24, 2001 (Incorporated by reference to Exhibit
            10.25 to the Annual Report on Form 10-K for the year ended December 31, 2001)

10.15 Jones Lang LaSalle Incorporated Co-Investment Long Term Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31,
            2002)

10.16 LaSalle Investment Management Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.17 Jones Lang LaSalle Incorporated Deferred Compensation Plan effective January 1, 2004 (Incorporated by reference to Exhibit
            4.1 to the Registration Statement on Form S-8 (File No. 333
            110366))

12.1        Computation of Ratio of Earnings to Fixed Charges

21.1        List of Subsidiaries

23.1        Independent Auditors' Consent

24.1 Power of Attorney (Set forth on page preceding signature page of this report)

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002