Form 10-Q
period 2004-03-31
JONES LANG LASALLE INC
filed 2004-05-06
CIK 1037976

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
               Class                                   April 30, 2004
               -----                                 ------------------

     Common Stock ($0.01 par value)                      31,883,405

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . .       3

            Consolidated Balance Sheets as of
            March 31, 2004 and December 31, 2003 . . . . . . . .       3

            Consolidated Statements of Earnings and
            Comprehensive Income for the three months
            ended March 31, 2004 and 2003. . . . . . . . . . . .       5

            Consolidated Statement of Stockholders' Equity
            as of March 31, 2004 . . . . . . . . . . . . . . . .       6

            Consolidated Statements of Cash Flows for the
            three months ended March 31, 2004 and 2003 . . . . .       8

            Notes to Consolidated Financial Statements . . . . .      10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . .      33

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk. . . . . . . . . . . . . . . . . .      50

Item 4.     Controls and Procedures. . . . . . . . . . . . . . .      51


PART II     OTHER INFORMATION


Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . .      52

Item 5.     Other Information. . . . . . . . . . . . . . . . . .      53

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .      54

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                       JONES LANG LASALLE INCORPORATED
                         CONSOLIDATED BALANCE SHEETS

                    MARCH 31, 2004 AND DECEMBER 31, 2003
                     ($ in thousands, except share data)


                                              MARCH 31,
                                                2004          DECEMBER 31,
                                             (Unaudited)         2003
                                            ------------      -----------
ASSETS
------

Current assets:
  Cash and cash equivalents. . . . . . . . .  $   22,984           63,105
  Trade receivables, net of allowances
    of $6,056 and $4,790 in 2004
    and 2003, respectively . . . . . . . . .     240,570          253,126
  Notes receivable . . . . . . . . . . . . .       4,275            3,698
  Other receivables. . . . . . . . . . . . .      11,363            8,317
  Prepaid expenses . . . . . . . . . . . . .      17,568           18,866
  Deferred tax assets. . . . . . . . . . . .      16,816           18,097
  Other assets . . . . . . . . . . . . . . .      10,040            7,731
                                              ----------        ---------
          Total current assets . . . . . . .     323,616          372,940

Property and equipment, at cost, less
  accumulated depreciation of $146,946
  and $140,520 in 2004 and 2003,
  respectively . . . . . . . . . . . . . . .      68,400           71,621
Goodwill, with indefinite useful lives,
  at cost, less accumulated amortization
  of $38,416 and $38,169 in 2004
  and 2003, respectively . . . . . . . . . .     336,566          334,154
Identified intangibles, with definite
  useful lives, at cost, less accumulated
  amortization of $36,758 and $35,196
  in 2004 and 2003, respectively . . . . . .      12,163           13,454
Investments in and loans to real estate
  ventures . . . . . . . . . . . . . . . . .      67,757           71,335
Long-term receivables, net . . . . . . . . .       9,785           13,007
Prepaid pension asset. . . . . . . . . . . .      12,812           11,920
Deferred tax assets. . . . . . . . . . . . .      46,587           43,252
Debt issuance costs, net . . . . . . . . . .       3,825            4,113
Other assets, net. . . . . . . . . . . . . .      11,829            7,144
                                               ---------       ----------

                                               $ 893,340          942,940
                                               =========       ==========

                       JONES LANG LASALLE INCORPORATED
                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                    MARCH 31, 2004 AND DECEMBER 31, 2003
                     ($ in thousands, except share data)


                                              MARCH 31,
                                                2004          DECEMBER 31,
                                             (Unaudited)         2003
                                            ------------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued
    liabilities. . . . . . . . . . . . . . .   $  89,189           96,466
  Accrued compensation . . . . . . . . . . .      89,625          154,317
  Short-term borrowings. . . . . . . . . . .       9,528            3,592
  Deferred tax liabilities . . . . . . . . .       2,199            2,623
  Other liabilities. . . . . . . . . . . . .      41,146           28,414
                                               ---------       ----------
          Total current liabilities. . . . .     231,687          285,412

Long-term liabilities:
  Credit facilities. . . . . . . . . . . . .       --               --
  9% Senior Euro Notes, due 2007 . . . . . .     203,214          207,816
  Deferred tax liabilities . . . . . . . . .       4,011              761
  Other. . . . . . . . . . . . . . . . . . .      23,725           17,960
                                               ---------       ----------
          Total liabilities. . . . . . . . .     462,637          511,949

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    31,874,055 and 31,762,077 shares
    issued and outstanding as of
    March 31, 2004 and December 31,
    2003, respectively . . . . . . . . . . .         319              318
  Additional paid-in capital . . . . . . . .     528,055          519,438
  Deferred stock compensation. . . . . . . .     (24,941)         (21,649)
  Retained deficit . . . . . . . . . . . . .     (65,431)         (59,346)
  Stock held by subsidiary . . . . . . . . .     (20,311)         (12,846)
  Stock held in trust. . . . . . . . . . . .        (230)            (460)
  Accumulated other comprehensive income . .      13,242            5,536
                                               ---------       ----------
          Total stockholders' equity . . . .     430,703          430,991
                                               ---------       ----------
                                               $ 893,340          942,940
                                               =========       ==========
















        See accompanying notes to consolidated financial statements.

                       JONES LANG LASALLE INCORPORATED
        CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                 THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                     ($ in thousands, except share data)
                                 (UNAUDITED)



                                                    2004          2003
                                                 ----------    ----------
Revenue:
  Fee based services . . . . . . . . . . . .     $  217,040       184,861
  Equity in earnings from unconsolidated
    ventures . . . . . . . . . . . . . . . .          2,123            80
  Other income . . . . . . . . . . . . . . .          3,623         2,971
                                                 ----------    ----------
        Total revenue. . . . . . . . . . . .        222,786       187,912

Operating expenses:
  Compensation and benefits, excluding
    non-recurring and restructuring
    charges. . . . . . . . . . . . . . . . .        155,064       130,678
  Operating, administrative and other,
    excluding non-recurring and
    restructuring charges. . . . . . . . . .         64,077        54,385
  Depreciation and amortization. . . . . . .          8,302         9,690
  Non-recurring and restructuring charges:
    Compensation and benefits. . . . . . . .           (210)         (444)
    Operating, administrative and other. . .            190           500
                                                 ----------    ----------
        Total operating expenses . . . . . .        227,423       194,809

        Operating loss . . . . . . . . . . .         (4,637)       (6,897)

Interest expense, net of interest income . .          3,814         4,083
                                                 ----------    ----------
        Loss before benefit for income
          taxes. . . . . . . . . . . . . . .         (8,451)      (10,980)

Net benefit for income taxes . . . . . . . .         (2,366)       (3,733)
                                                 ----------    ----------
Net loss . . . . . . . . . . . . . . . . . .     $   (6,085)       (7,247)
                                                 ==========    ==========

Other comprehensive income (loss),
 net of tax:
  Foreign currency translation
    adjustments. . . . . . . . . . . . . . .     $    7,706        (3,077)
  Minimum pension liability. . . . . . . . .          --           (9,057)
                                                 ----------    ----------
Comprehensive income (loss). . . . . . . . .     $    1,621       (19,381)
                                                 ==========    ==========

Basic loss per common share. . . . . . . . .     $    (0.20)        (0.24)
                                                 ==========    ==========
Basic weighted average shares outstanding. .     31,045,367    30,715,364
                                                 ==========    ==========

Diluted loss per common share. . . . . . . .     $    (0.20)        (0.24)
                                                 ==========    ==========
Diluted weighted average shares
  outstanding. . . . . . . . . . . . . . . .     31,045,367    30,715,364
                                                 ==========    ==========




        See accompanying notes to consolidated financial statements.

<table>                                    JONES LANG LASALLE INCORPORATED
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          THREE MONTHS ENDED MARCH 31, 2004
                                         ($ in thousands, except share data)
                                                     (UNAUDITED)

                                                                                             Accumu-
                                                                                             lated
                                                                                   Shares    Other
                                          Additi-   Deferred             Shares    Held in   Compre-
                       Common Stock       tional      Stock   Retained   Held by   Trust     hensive
                    -------------------   Paid-In    Compen-  Earnings    Subsi-    and      Income
                       Shares    Amount   Capital    sation   (Deficit)   diary    Other     (Loss)      Total
                     ----------  ------   --------  --------  ---------  --------  -------   -------   --------

Balances at
 December 31,
 2003. . . . . . . . .31,762,077  $318    519,438   (21,649)   (59,346)  (12,846)     (460)    5,536    430,991

Net loss . . . . . . .    --       --       --        --        (6,085)    --        --        --        (6,085)
Shares issued in
 connection with
 stock option
 plan. . . . . . . . .  109,453      1      1,840     --         --        --        --        --         1,841
Restricted stock:
  Shares granted . . .    --       --       7,496    (7,496)     --        --        --        --         --
  Amortization
   of granted
   shares. . . . . . .    --       --       --        1,191      --        --        --        --         1,191
Stock purchase
 programs:
  Shares
  issued . . . . . . .      777    --          10     --         --        --        --        --            10






                                           JONES LANG LASALLE INCORPORATED
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                          THREE MONTHS ENDED MARCH 31, 2004
                                         ($ in thousands, except share data)
                                                     (UNAUDITED)

                                                                                             Accumu-
                                                                                             lated
                                                                                   Shares    Other
                                          Additi-   Deferred             Shares    Held in   Compre-
                       Common Stock       tional      Stock   Retained   Held by   Trust     hensive
                    -------------------   Paid-In    Compen-  Earnings    Subsi-    and      Income
                       Shares    Amount   Capital    sation   (Deficit)   diary    Other     (Loss)      Total
                     ----------  ------   --------  --------  ---------  --------  -------   -------   --------
Stock compensation
 programs:
  Shares issued. . . .    3,395    --          71     --         --        --        --        --            71
  Shares repur-
   chased for
   payment of
   taxes . . . . . . .   (1,647)   --         (16)    --         --        --        --        --           (16)
  Amortization
   of granted
   shares. . . . . . .    --       --       --        2,229      --        --        --        --         2,229
  Reduction in
   stock compen-
   sation grants
   outstanding . . . .    --       --        (784)      784      --        --        --        --         --
Distribution of
  shares held in
  trust. . . . . . . .    --       --       --        --         --        --          230     --           230
Shares held by
  subsidiary . . . . .    --       --       --        --         --       (7,465)    --        --        (7,465)
Cumulative effect
  of foreign
  currency trans-
  lation adjust-
  ments. . . . . . . .    --       --       --        --         --        --        --        7,706      7,706
                     ----------   ----    -------   -------   --------   -------   -------    ------    -------
Balances at
  March 31, 2004 . . .31,874,055  $319    528,055   (24,941)   (65,431)  (20,311)     (230)   13,242    430,703
                     ==========   ====    =======   =======   ========   =======   =======    ======    =======





                            See accompanying notes to consolidated financial statements.

                       JONES LANG LASALLE INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                              ($ in thousands)
                                 (UNAUDITED)



                                                    2004         2003
                                                 ----------   ----------
Cash flows from operating activities:
  Cash flows from earnings:
    Net loss . . . . . . . . . . . . . . . . .   $   (6,085)      (7,247)
    Reconciliation of net loss to
     net cash provided by earnings:
      Depreciation and amortization. . . . . .        8,302        9,690
      Equity in earnings . . . . . . . . . . .       (2,123)         (80)
      Operating distributions from real
        estate ventures. . . . . . . . . . . .        1,548          689
      Provision for loss on receivables and
        other assets . . . . . . . . . . . . .        1,178          839
      Amortization of deferred compensation. .        3,544        2,955
      Amortization of debt issuance costs. . .          340          332
                                                 ----------   ----------
        Net cash provided by earnings. . . . .        6,704        7,178

    Cash flows from changes in
     working capital:
      Receivables. . . . . . . . . . . . . . .       11,407       34,122
      Prepaid expenses and other assets. . . .       (2,454)         781
      Deferred tax assets  . . . . . . . . . .       (3,486)       1,049
      Accounts payable, accrued liabilities
        and accrued compensation . . . . . . .      (52,827)     (66,936)
                                                 ----------   ----------
        Net cash flows from changes in
          working capital. . . . . . . . . . .      (47,360)     (30,984)
                                                 ----------   ----------

        Net cash used in operating
          activities . . . . . . . . . . . . .      (40,656)     (23,806)

  Cash flows provided by (used in)
   investing activities:
    Net capital additions - property and
      equipment. . . . . . . . . . . . . . . .       (2,998)      (3,805)
    Other acquisitions and investments,
      net of cash balances assumed . . . . . .        --          (1,100)
    Investments in real estate ventures:
      Capital contributions and advances to
        real estate ventures . . . . . . . . .       (1,900)        (550)
      Distributions, repayments of advances
        and sale of investments. . . . . . . .        5,056        3,239
                                                 ----------   ----------
          Net cash provided by (used in)
            investing activities . . . . . . .          158       (2,216)

                       JONES LANG LASALLE INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                 THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                              ($ in thousands)
                                 (UNAUDITED)



                                                    2004         2003
                                                 ----------   ----------
Cash flows provided by financing activities:
  Proceeds from borrowings under credit
    facilities . . . . . . . . . . . . . . . .       23,936      116,623
  Repayments of borrowings under credit
    facilities . . . . . . . . . . . . . . . .      (18,000)     (89,990)
  Shares repurchased for payment of
    taxes on stock awards. . . . . . . . . . .          (16)        (780)
  Shares repurchased under share repurchase
    program. . . . . . . . . . . . . . . . . .       (7,465)       --
  Common stock issued under stock option
    plan and stock purchase programs . . . . .        1,922        --
                                                 ----------   ----------
        Net cash provided by
          financing activities . . . . . . . .          377       25,853
                                                 ----------   ----------
        Net decrease in cash and
          cash equivalents . . . . . . . . . .      (40,121)        (169)

Cash and cash equivalents,
  beginning of period. . . . . . . . . . . . .       63,105       13,654
                                                 ----------   ----------
Cash and cash equivalents, end of period . . .   $   22,984       13,485
                                                 ==========   ==========

Supplemental disclosure of cash flow
 information:

  Cash paid (received) during the period for:
    Interest . . . . . . . . . . . . . . . . .   $     (391)         209
    Taxes, net of refunds. . . . . . . . . . .        2,015        1,525



























        See accompanying notes to consolidated financial statements.

                       JONES LANG LASALLE INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



      Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("Jones Lang LaSalle", which may also be referred to as the "Company" or as "we," "us" or "our") for the year ended December 31, 2003, which are included in Jones Lang LaSalle's 2003 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission and also available on our website (www.joneslanglasalle.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained herein, for further discussion of our accounting policies and estimates.


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      INTERIM INFORMATION

      Our consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for the Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on clients' returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients. As such, the results for the periods ended March 31, 2004 and 2003 are not indicative of the results to be obtained for the full fiscal year.

      EARNINGS PER SHARE

      For the three months ended March 31, 2004 and 2003, we calculated basic and diluted losses per common share based on basic weighted average shares outstanding of 31.0 million and 30.7 million, respectively. As a result of the net losses incurred for these periods, diluted weighted average shares outstanding do not give effect to common stock equivalents, since to do so would be anti-dilutive. These common stock equivalents consist principally of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods. In addition, we did not include in the weighted average shares for the three months ended March 31, 2004 and 2003, 994,800 shares and 300,000 shares, respectively, that were repurchased and are held by one of our subsidiaries.

      STATEMENT OF CASH FLOWS

      We show the effects of foreign currency translation on cash balances in cash flows from operating activities on the Consolidated
      Statements of Cash Flows.

      INCOME TAX PROVISION

      We account for income taxes under the asset and liability method. Because of the global and cross-border nature of our business, our corporate tax position is complex. We generally provide taxes in each tax jurisdiction in which we operate based on local tax regulations and rules. Such taxes are provided on net earnings and include the provision of taxes on substantively all differences between accounting principles generally accepted in the United States of America and tax accounting, excluding certain non-deductible items and permanent differences.

      Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability, as local statutory tax rates range from 10% to 42% in the countries in which we have significant operations. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecasted changes in: (i) our geographic mix of income, (ii) legislative actions on statutory tax rates, (iii) the impact of tax planning to reduce losses in jurisdictions where we cannot recognize the tax benefit of those losses, and (iv) tax planning for jurisdictions affected by double taxation. We continuously seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate. We reflect the benefit from tax planning actions when we believe it is probable that they will be successful, which usually requires that certain actions have been initiated. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. Based on our forecasted results we have estimated an effective tax rate of 28% for 2004. While there can be no assurance that we will achieve an effective tax rate of 28% in 2004, we believe that this is an achievable rate due to the impact of consistent and effective tax planning. For the three months ended March 31, 2003, we used an estimated effective tax rate of 34% on recurring operations. We ultimately achieved an effective tax rate of 27.7% on recurring operations in 2003, which excluded: (i) a specific tax benefit of $2.2 million related to non-recurring and restructur ing items, and (ii) a tax benefit of $3.0 million related to a write down of an e-commerce investment taken as a restructuring action in 2001, which was not originally expected to be deductible, but which, as a result of actions undertaken in 2003, was deemed deductible.

      STOCK-BASED COMPENSATION

      The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan ("SAIP"), adopted in 1997 and amended and restated in February 2004, provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible employees of Jones Lang LaSalle. As a result of a change in compensation strategy, other than as an inducement to certain new employees, we do not generally utilize stock option grants as part of our employee compensation program. We account for our stock option and stock compensation plans under the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). These provisions allow entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), using the intrinsic value based method, and provide pro forma net income and net income per share as if the fair value based method, defined in SFAS 123, as amended, had been applied. We have elected to apply the provisions of APB 25 in accounting for stock options and other stock awards. Therefore, pursuant to APB 25, no compensation expense has been recognized with respect to options granted at the market value of our common stock on the date of grant. We have recognized other stock awards, which we granted at prices below the market value of our common stock on the date of grant, as compensation expense over the vesting period of those awards pursuant to APB 25. The following table provides net loss and pro forma net loss per common share as if the fair value based method had been applied to all awards ($ in thousands, except share data):

                                                       March 31,  March 31,
                                                         2004       2003
                                                       ---------  ---------

      Net loss, as reported. . . . . . . . . . . . .    $ (6,085)    (7,247)
      Add: Stock-based employee compensation
        expense included in reported net loss,
        net of related tax effects . . . . . . . . .       2,303      1,795
      Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects . . . . . . . . .      (2,514)    (2,174)
                                                        --------   --------

      Pro forma net loss . . . . . . . . . . . . . .    $ (6,296)    (7,626)
                                                        ========   ========
      Net loss per share:
        Basic - as reported. . . . . . . . . . . . .    $  (0.20)     (0.24)
                                                        ========   ========
        Basic - pro forma. . . . . . . . . . . . . .    $  (0.20)     (0.25)
                                                        ========   ========

        Diluted - as reported. . . . . . . . . . . .    $  (0.20)     (0.24)
                                                        ========   ========
        Diluted - pro forma. . . . . . . . . . . . .    $  (0.20)     (0.25)
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

      As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage foreign currency risk. At March 31, 2004, we had forward exchange contracts in effect with a gross notional value of $267.0 million ($204.7 million on a net basis) and a market and carrying gain of approximately $2.6 million.

      In the past, we have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We did not use any interest rate swap agreements in 2003 or in the first three months of 2004 and there were no such agreements outstanding as of March 31, 2004.

      We require that hedging derivative instruments be effective in reducing the exposure that they are designated to hedge, which is necessary in order to qualify for hedge accounting treatment. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with changes in unrealized gains or losses recognized currently in earnings.

      We hedge any foreign currency exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that we recognize unrealized gains and losses on these derivatives currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on our earnings during the three months ended March 31, 2004 of the unrealized gain on foreign currency contracts, offset by the loss resulting from re-measurement of foreign currency transactions, was not significant.

      In connection with a previous investment in an unconsolidated real estate venture, we were granted certain residual "Common Share Purchase Rights" that gave us the ability to purchase shares in a publicly traded real estate investment trust at a fixed price. These rights, which extended through April of 2008, were a non-hedging derivative instrument and should have been recorded at fair value as part of the adoption of SFAS 133 effective January 1, 2001, with subsequent changes in fair value reflected in equity earnings. The initial accounting for these common share purchase rights through June 30, 2003 was not in accordance with the rules of SFAS 133 due to an inadvertent error as a result of the complexity of this unique derivative. The fair value of these common share purchase rights was recorded in the third quarter of 2003. We determine fair value through the use of the Black Scholes option pricing model. The fair value of these common share purchase rights at December 31, 2003 was $1.4 million. During the first quarter of 2004, market conditions became favorable for us to begin disposing of these common share purchase rights. The disposition began during the last few trading days of the first quarter of 2004 and was completed during the first few trading days of the second quarter. We recorded an increase in fair value of $220,000 to equity earnings during the first quarter, based on the net disposition gain, as the net sales proceeds were our best estimate of the current value of the common share purchase rights. We do not own any other instruments of this nature.

      REVENUE RECOGNITION

      We recognize advisory and management fees in the period in which we perform the service. Transaction commissions are recognized as income when we provide the service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies are satisfied. Development management fees are generally recognized as billed, which we believe approximates the percentage of completion method of accounting. Incentive fees are generally tied to some form of contractual milestone and are recorded in accordance with the specific terms of the underlying compensation agreement. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB 104, provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB 101, as amended by SAB 104.

      In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses we incur on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. We report on a gross basis contracts that provide a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. When the fee structure is comprised of at least two distinct elements, namely (i) the fixed management fee and (ii) a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client, we will account for the contract on a net basis. This means we include the fixed management fee in reported revenues and we net the reimbursement against expenses. This characterization is based on the following factors which define us as an agent rather than a principal: (i) the property owner generally has the authority over hiring practices and the approval of payroll prior to payment by Jones Lang LaSalle; (ii) Jones Lang LaSalle is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) Jones Lang LaSalle generally earns no margin in the arrangement, obtaining reimbursement only for actual costs incurred. The majority of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated $105.2 million and $97.9 million for the three months ended March 31, 2004 and 2003, respectively. This treatment has no impact on operating income
      (loss), net income (loss) or cash flows.

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

      On November 8, 2002, Bank One N.A. ("Bank One") filed suit against the Company and certain of its subsidiaries in the Circuit Court of Cook County, Illinois with regard to services provided in 1999 and 2000 pursuant to three different agreements relating to facility management, project development and broker services. The suit generally alleged negligence, breach of contract and breach of fiduciary duty on the part of Jones Lang LaSalle and sought to recover a total of $40 million in compensatory damages and $80 million in punitive damages. On December 16, 2002, the Company filed a counterclaim for breach of contract seeking payment of approximately $1.2 million for fees due for services provided under the agreements. On December 16, 2003, the court granted the Company's motion to strike the complaint because, after completion of significant discovery, Bank One had been unable to substantiate its allegations that it suffered damages of $40 million as it had previously claimed. Bank One was authorized to file an amended complaint that seeks to recover compensatory damages in an unspecified amount, plus an unspecified amount of punitive damages. The amended complaint also includes allegations of fraudulent misrepresentation, fraudulent concealment and conversion. The court has currently set November 29, 2004 as the date the trial is to begin. The Company continues to aggressively defend the suit. While there can be no assurance, the Company continues to believe that the complaint is without merit and, as such, will not have a material adverse impact on our financial position, results of operations, or liquidity. As of the date of this report, we are in the process of discovery. As such, although we still have not seen or heard anything that leads us to believe that the suit has merit, the outcome of Bank One's suit cannot be predicted with any certainty and management is unable to estimate an amount or range of potential loss that could result if an improbable unfavorable outcome did occur.

      In the third quarter of 2001 we established a reserve of $1.6 million to cover our exposures resulting from the insolvency of HIH Insurance Ltd. ("HIH"), one of our former insurance providers. HIH provided public liability coverage to the Australian operations of Jones Lang

      Wootton for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring at properties for which we had property management responsibilities. As of March 31, 2004, $0.6 million of the reserve established remains to cover claims which would have been covered by the insurance provided by HIH. Although there can be no assurance, we believe this reserve is adequate to cover any remaining claims and expenses resulting from the HIH insolvency. Due to the nature of the claims covered by this insurance, it is possible that future claims may be made.

(2)   BUSINESS SEGMENTS

      We manage our business along a combination of functional and geographic lines. We report our operations as four business segments:
      (i) Investment Management, which offers Real Estate Money Management services on a global basis, and the three geographic regions of Investor and Occupier Services ("IOS"): (ii) Americas, (iii) Europe and (iv) Asia Pacific, each of which offers our full range of Real Estate Investors Services, Real Estate Capital Markets and Real Estate Occupier Services. The Investment Management segment provides Real Estate Money Management services to institutional investors and high-net-worth individuals. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "implementation services") and property management, facilities management services, project and development services (collectively "management services").

      Total revenue by segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. We allocate all expenses, other than interest and income taxes, since nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate global overhead, including certain globally managed stock programs. We allocate these corporate global overhead expenses to the business segments based on the relative revenue of each segment.

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

      The following table summarizes unaudited financial information by business segment for the three months ended March 31, 2004 and 2003 ($ in thousands):

                                                              Segment
                                                         Operating Results
                                                       --------------------
                                                             March 31,
                                                       --------------------
                                                          2004       2003
                                                        --------   --------
      INVESTOR AND OCCUPIER SERVICES -
       AMERICAS
        Revenue:
          Implementation services. . . . . . . . . .    $ 24,076     21,601
          Management services. . . . . . . . . . . .      37,991     36,968
          Equity earnings. . . . . . . . . . . . . .         467      --
          Other services . . . . . . . . . . . . . .       1,277        886
          Intersegment revenue . . . . . . . . . . .          82         69
                                                        --------   --------
                                                          63,893     59,524
        Operating expenses:
          Compensation, operating and
            administrative expenses. . . . . . . . .      61,115     56,416
          Depreciation and amortization. . . . . . .       3,663      4,659
                                                        --------   --------
              Operating loss . . . . . . . . . . . .    $   (885)    (1,551)
                                                        ========   ========

       EUROPE
        Revenue:
          Implementation services. . . . . . . . . .    $ 65,631     48,789
          Management services. . . . . . . . . . . .      22,398     20,920
          Other services . . . . . . . . . . . . . .       1,879      1,593
                                                        --------   --------
                                                          89,908     71,302
        Operating expenses:
          Compensation, operating and
            administrative expenses. . . . . . . . .      89,030     69,981
          Depreciation and amortization. . . . . . .       2,779      2,765
                                                        --------   --------
              Operating loss . . . . . . . . . . . .    $ (1,901)    (1,444)
                                                        ========   ========
       ASIA PACIFIC
        Revenue:
          Implementation services. . . . . . . . . .    $ 19,173     15,005
          Management services. . . . . . . . . . . .      20,662     17,095
          Other services . . . . . . . . . . . . . .         348        463
                                                        --------   --------
                                                          40,183     32,563
        Operating expenses:
          Compensation, operating and
            administrative expenses. . . . . . . . .      43,194     35,857
          Depreciation and amortization. . . . . . .       1,556      1,944
                                                        --------   --------
              Operating loss . . . . . . . . . . . .    $ (4,567)    (5,238)
                                                        ========   ========
       INVESTMENT MANAGEMENT -
        Revenue:
          Implementation and
            other services . . . . . . . . . . . . .    $  1,464      1,797
          Advisory fees. . . . . . . . . . . . . . .      25,696     22,154
          Incentive fees . . . . . . . . . . . . . .          68        561
          Equity earnings. . . . . . . . . . . . . .       1,656         80
                                                        --------   --------
                                                          28,884     24,592
        Operating expenses:
          Compensation, operating and
            administrative expenses. . . . . . . . .      25,884     22,878
          Depreciation and amortization. . . . . . .         304        322
                                                        --------   --------
              Operating income . . . . . . . . . . .    $  2,696      1,392
                                                        ========   ========

                                                              Segment
                                                         Operating Results
                                                       --------------------
                                                             March 31,
                                                       --------------------
                                                          2004       2003
                                                        --------   --------

      Total segment revenue. . . . . . . . . . . . .    $222,868    187,981
      Intersegment revenue eliminations. . . . . . .         (82)       (69)
                                                        --------   --------
              Total revenue. . . . . . . . . . . . .    $222,786    187,912
                                                        ========   ========

      Total segment operating expenses . . . . . . .    $227,525    194,822
      Intersegment operating
        expense eliminations . . . . . . . . . . . .         (82)       (69)
                                                        --------   --------
              Total operating expenses
                before non-recurring
                charges. . . . . . . . . . . . . . .    $227,443    194,753
                                                        ========   ========
              Non-recurring charges. . . . . . . . .    $    (20)        56
                                                        ========   ========

              Operating loss . . . . . . . . . . . .    $ (4,637)    (6,897)
                                                        ========   ========

(3)   NON-RECURRING AND RESTRUCTURING CHARGES

      For the three months ended March 31, 2004, we recorded a credit of $210,000 to non-recurring compensation and benefits expense and a charge of $190,000 to non-recurring operating, administrative and other expense. For the three months ended March 31, 2003, we recorded a credit of $444,000 to non-recurring compensation and benefits expense and a charge of $500,000 to non-recurring operating, administrative and other expense. This activity consists of the following elements ($ in thousands):

                                                             March 31,
                                                        -------------------
                                                          2004       2003
                                                        --------   --------
      Non-Recurring & Restructuring
      -----------------------------

      Abandonment of Property Management
       Accounting System:
        Compensation & Benefits. . . . . . . . . . .    $  --         --
        Operating, Administrative & Other. . . . . .         190      --

      2001 Global Restructuring Program:
        Compensation & Benefits. . . . . . . . . . .         (35)     --
        Operating, Administrative & Other. . . . . .       --         --

      2002 Global Restructuring Program:
        Compensation & Benefits. . . . . . . . . . .        (175)      (444)
        Operating, Administrative & Other. . . . . .       --           500
                                                        --------   --------
      Total Non-Recurring & Restructuring. . . . . .    $    (20)        56
                                                        ========   ========

      ABANDONMENT OF PROPERTY MANAGEMENT ACCOUNTING SYSTEM

      In the second quarter of 2003, we completed a feasibility analysis of a property management accounting system that was in the process of being implemented in Australia. As a result of the review, we concluded that the potential benefits from successfully correcting deficiencies in the system that would allow it to be implemented throughout Australia were not justified by the costs that would have to be incurred to do so. As a result of this decision, we recorded a charge of $5.1 million to non-recurring expense in 2003. The charge of $5.1 million includes $113,000 related to severance costs of personnel who worked exclusively on the system and $218,000 for professional fees associated with pursuing litigation against the consulting firm that was responsible for the design and implementation of this system. In the first quarter of 2004 we recorded an additional $190,000 to non-recurring expense for legal expenses incurred in connection with this litigation. We anticipate incurring additional litigation expenses over the balance of the year as we continue to move through the litigation process. We implemented a transition plan to an existing alternative system and have used this system from July 1, 2003.

      BUSINESS RESTRUCTURING

      Business restructuring charges include severance and professional fees associated with the realignment of our business. In 2001, the Asia Pacific business underwent a realignment from a traditional geographic structure to one that is managed according to business lines. In addition, in the second half of 2001 we implemented a broad based restructuring of our global business that reduced headcount by approximately nine percent. The total charge for the full year of 2001 for estimated severance and related costs was $43.9 million. Included in the $43.9 million was $40.0 million of severance costs and approximately $3.0 million of professional fees. The balance of $900,000 included relocation and other severance related expenses. Of the estimated $43.9 million (adjusted down to $42.6 million for reasons stated below), $41.5 million had been paid at March 31, 2004, with a further $1.1 million to be paid over the next several years as required by labor laws.

      In December 2002, we reduced our workforce by four percent to meet expected global economic conditions. As such, we recorded $12.7 million in non-recurring compensation and benefits expense related to severance and certain professional fees, and $632,000 in non-recurring operating, administrative and other expense in 2002, primarily related to the lease cost of excess space. Of the estimated $12.7 million (adjusted down to $10.5 million in 2003 for reasons stated below), $9.5 million had been paid at March 31, 2004, with the remaining $1.0 million to be paid by the end of 2004.

      The actual costs incurred related to these business restructurings have varied by individual from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law, developments in the underlying business, resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions. As a result of the above, we have credited $210,000 back to the non-recurring compensation and benefit line in the first quarter of 2004.

      The following table displays the net charges (credits) by segment for the three months ended March 31, 2004 and 2003 ($ in thousands):

                                                             March 31,
                                                        -------------------
                                                          2004       2003
                                                        --------   --------

      Non-Recurring & Restructuring
      -----------------------------
      Investor and Occupier Services:
        Americas . . . . . . . . . . . . . . . . . .    $   (175)     --
        Europe . . . . . . . . . . . . . . . . . . .         (35)        56
        Asia Pacific . . . . . . . . . . . . . . . .         190      --
      Investment Management. . . . . . . . . . . . .       --         --
      Corporate. . . . . . . . . . . . . . . . . . .       --         --
                                                        --------   --------
      Total Non-Recurring & Restructuring. . . . . .    $    (20)        56
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

      We apply FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when accounting for goodwill and other intangible assets. SFAS 142 requires an annual impairment evaluation of intangibles with indefinite useful lives. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. For purposes of evaluating SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groupings in Europe IOS. We completed the 2003 evaluation in the third quarter of 2003 and concluded that the fair value of each reporting unit exceeded its carrying amount and therefore we did not recognize an impairment loss. There were no triggering events since this evaluation that would have required an impairment evaluation. We anticipate completing the 2004 annual impairment evaluation in the third quarter of 2004.

      We have $348.7 million of unamortized intangibles and goodwill as of March 31, 2004, that are subject to the provisions of SFAS 142. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates.
      The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $348.7 million of unamortized intangibles and goodwill, $336.5 million represents goodwill with indefinite useful lives, which we ceased amortizing January 1, 2002. The remaining $12.2 million of identified intangibles (principally representing management contracts acquired) will be amortized over their remaining definite useful lives (with a maximum of three years remaining).

      The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

                       Investor and Occupier Services   Invest-
                       ------------------------------    ment
                                              Asia      Manage-   Consol-
                        Americas   Europe   Pacific      ment     idated
                        --------  --------  --------   --------  --------
Gross Carrying
Amount
--------------
Balance as of
  January 1, 2004. . .  $179,354    65,200    93,577     34,192   372,323

Impact of exchange
  rate movements . . .     --        1,184       652        823     2,659
                        --------  --------  --------   --------  --------
Balance as of
  March 31, 2004 . . .  $179,354    66,384    94,229     35,015   374,982

Accumulated
Amortization
------------
Balance as of
  January 1, 2004. . .  $(15,531)   (5,254)   (6,619)   (10,765)  (38,169)

Impact of exchange
  rate movements . . .     --          (63)      (48)      (136)     (247)
                        --------  --------  --------   --------  --------
Balance as of
  March 31, 2004 . . .  $(15,531)   (5,317)   (6,667)   (10,901)  (38,416)

Net book value as
  of March 31, 2004. .  $163,823    61,067    87,562     24,114   336,566
                        ========  ========  ========   ========  ========

      The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with definite useful lives as well as estimated future amortization expense ($ in thousands, unless otherwise noted).

                       Investor and Occupier Services   Invest-
                       ------------------------------    ment
                                              Asia      Manage-   Consol-
                        Americas   Europe   Pacific      ment     idated
                        --------  --------  --------   --------  --------
Gross Carrying
Amount
--------------
Balance as of
 January 1, 2004 . . .  $ 39,364       911     3,057      5,318    48,650

Impact of exchange
 rate movements. . . .     --           31        60        180       271
                        --------  --------  --------   --------  --------
Balance as of
 March 31, 2004. . . .  $ 39,364       942     3,117      5,498    48,921

                       Investor and Occupier Services   Invest-
                       ------------------------------    ment
                                              Asia      Manage-   Consol-
                        Americas   Europe   Pacific      ment     idated
                        --------  --------  --------   --------  --------
Accumulated
Amortization
------------
Balance as of
 January 1, 2004 . . .  $(27,274)     (598)   (2,006)    (5,318)  (35,196)

Amortization expense
 - Q1. . . . . . . . .    (1,192)      (29)      (97)     --       (1,318)
Impact of exchange
 rate movements. . . .     --          (25)      (39)      (180)     (244)
                        --------  --------  --------   --------  --------
Balance as of
 March 31, 2004. . . .  $(28,466)     (652)   (2,142)    (5,498)  (36,758)

Net book value as
 of March 31, 2004 . .  $ 10,898       290       975      --       12,163
                        ========  ========  ========   ========  ========

     ESTIMATED ANNUAL AMORTIZATION EXPENSE
     Remaining 2004 Amortization                 $3.9 million
     For Year Ended 12/31/05                     $4.7 million
     For Year Ended 12/31/06                     $3.2 million
     For Year Ended 12/31/07                     None

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

      ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

      We apply FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity, and also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had a material impact on our financial statements.

      ACCOUNTING AND DISCLOSURE BY GUARANTORS

      We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Company has not entered into, or modified, guarantees pursuant to the recognition provisions of FIN 45 that have had a significant impact on the financial statements during the three months ended March 31, 2004. Guarantees covered by the disclosure provisions of FIN 45 are discussed in the "Liquidity and Capital Resources" section within
      Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

      CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46-R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity. FIN 46-R replaces FASB Interpretation No. 46, which was issued in January 2003. The provisions of FIN 46-R are to be applied to all entities subject to the Interpretation effective the first interim period ending after March 15, 2004. The adoption of FIN 46-R has not had a material impact on our financial statements.

      ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer, specifically: (i) a mandatorily redeemable financial instrument, (ii) an obligation to repurchase the issuer's equity, and
      (iii) certain obligations to issue a variable number of shares.
      SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The FASB is in the process of providing additional guidance related to SFAS 150. The effective date has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. At this time we do not believe that we have any financial instruments that are subject to the standards of SFAS 150.

(6)   RETIREMENT PLANS

      We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. On January 1, 2003 we curtailed the United Kingdom defined benefit plan and implemented a defined contribution plan. No gain or loss was required to be recognized as a result of the curtailment.

      In the twelve months ended December 31, 2003, we made $3.1 million of contributions to these plans, of which $0.2 million was contributed by March 31, 2003. Our estimated contributions to these plans for the twelve months ended December 31, 2004 are $4.0 million, $0.9 million of which has been contributed at March 31, 2004. The following table details the components of our net periodic pension cost.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                           2004       2003
                                                          ------     ------
      Net periodic pension cost:
        Employer service cost. . . . . . . . . . . .      $  701        542
        Interest cost on projected benefit
          obligations. . . . . . . . . . . . . . . .       1,794      1,505
        Expected return on plan assets . . . . . . .      (2,203)    (1,642)
        Net amortization/deferrals . . . . . . . . .           9          8
        Recognized actual loss . . . . . . . . . . .        --          126
                                                          ------     ------
            Total net periodic pension cost. . . . .      $  301        539
                                                          ======     ======

      On January 1, 2003, we curtailed the United Kingdom defined benefit plan and implemented a defined contribution plan. No gain or loss was required to be recognized as a result of the curtailment. As part of the curtailment we were statutorily required to provide a minimum level of future benefit increase, which caused our accumulated benefit obligation to increase by $7.9 million at January 1, 2003. After the curtailment the accumulated benefit obligation exceeded the fair value of plan assets, which meant that, in the first quarter of 2003, we were required under accounting principles generally accepted in the United States of America to record a minimum pension liability through other comprehensive income in stockholders' equity. At December 31, 2003, as a result of the return on plan assets and our pound sterling 1 million ($1.8 million) contribution to the plan, the fair value of the United Kingdom pension plan assets were greater than our accumulated benefit obligation under the plan. As required, we removed our minimum pension liability.

(7)   INVESTMENTS IN REAL ESTATE VENTURES

      We invest in certain real estate ventures that own and operate commercial real estate. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of the non-controlling ownership. We apply the provisions of FASB Statement
      No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), when evaluating these investments for impairment, including impairment evaluations of the individual assets held by the investment funds. We have recorded impairment charges to equity earnings of $228,000 for the three months ended March 31, 2004, representing our equity share of the impairment charge against individual assets held by these funds. There were no similar charges for the three months ended March 31, 2003.

(8)   SHARE REPURCHASE

      On February 27, 2004, we announced that our Board of Directors had approved a share repurchase program. Under the program, we are authorized to repurchase up to 1.5 million shares of our outstanding common stock in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. We repurchased 294,800 shares under this program in the first quarter of 2004 at an average share price of $25.35.

      The 2004 repurchase program replaces a program put in place in October 2002, under which we were authorized to repurchase up to 1 million shares. We repurchased 700,000 shares under the 2002 repurchase program.

      The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under the Firm's existing stock plans. Given that shares repurchased under these programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share.

(9)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      On July 26, 2000, Jones Lang LaSalle Finance B.V. ("JLL Finance"), a wholly-owned subsidiary of Jones Lang LaSalle, issued 9% Senior Euro Notes with an aggregate principal amount of euro 165 million, due 2007 (the "Euro Notes"). On May 4, 2004, we issued an irrevocable Notice of Redemption to the holders of the Euro Notes to redeem on June 15, 2004 all of the outstanding Euro Notes at a redemption price of 104.5% of principal. The payment obligations under the Euro Notes are fully and unconditionally guaranteed by Jones Lang LaSalle Incorporated and certain of its wholly-owned subsidiaries: Jones Lang LaSalle Americas, Inc.; LaSalle Investment Management, Inc.; Jones Lang LaSalle International, Inc.; Jones Lang LaSalle Co-Investment, Inc.; and Jones Lang LaSalle Ltd. (the "Guarantor Subsidiaries"). All of Jones Lang LaSalle Incorporated's remaining subsidiaries (the "Non-Guarantor Subsidiaries") are owned by the Guarantor Subsidiaries.

      The following supplemental Condensed Consolidating Balance Sheets as of March 31, 2004 and December 31, 2003, Condensed Consolidating Statement of Earnings for the three months ended March 31, 2004 and 2003, and Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2004 and 2003 present financial information for (i) Jones Lang LaSalle Incorporated (carrying any investment in subsidiaries under the equity method), (ii) Jones Lang LaSalle Finance B.V. (the issuer of the Euro Notes), (iii) on a combined basis the Guarantor Subsidiaries (carrying any investment in Non-Guarantor subsidiaries under the equity method) and (iv) on a combined basis the Non-Guarantor Subsidiaries (carrying their investment in JLL Finance under the equity method). Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. In general, historically, we have entered into third party borrowings, financing our subsidiaries via intercompany accounts that are then converted into equity, or long term notes, on a periodic basis. Certain Guarantor and Non-Guarantor Subsidiaries also enter into third party borrowings on a limited basis. All intercompany activity has been included as subsidiary activity in investing activities in the Condensed Consolidating Statements of Cash Flows. We manage cash on a consolidated basis and there is a right of offset between bank accounts in the different groupings of legal entities in the condensed consolidating financial information. Therefore, in certain cases, negative cash balances have not been reallocated to payables as they legally offset positive cash balances elsewhere in Jones Lang LaSalle Incorporated. In certain cases, we have calculated taxes on the basis of a group position that includes both Guarantor and Non-Guarantor Subsidiaries. In such cases, the taxes have been allocated to individual legal entities on the basis of that legal entity's pre tax income. For periodic reporting purposes, the adjustment for the global effective tax rate is made in the parent organization.

                                           JONES LANG LASALLE INCORPORATED
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                        CONDENSED CONSOLIDATING BALANCE SHEET

                                                As of March 31, 2004
                                                  ($ in thousands)

                            Jones Lang
                             LaSalle                                                                   Consolidated
                           Incorporated    Jones Lang                                                   Jones Lang
                            (Parent and     LaSalle       Guarantor     Non-Guarantor                     LaSalle
                            Guarantor)    Finance B.V.   Subsidiaries    Subsidiaries   Eliminations   Incorporated
                           ------------   -----------    ------------   -------------   ------------   ------------

ASSETS
------
Cash and
  cash equivalents . . .    $    8,559            130         (2,410)         16,705          --            22,984
Trade receivables,
  net of allowances. . .             3          --            79,222         161,345          --           240,570
Other current assets . .        (5,260)         --            31,149          34,173          --            60,062
                            ----------     ----------     ----------      ----------     ----------     ----------
    Total current
      assets . . . . . .         3,302            130        107,961         212,223          --           323,616

Property and equipment,
 at cost, less accumu-
 lated depreciation. . .         2,939          --            32,477          32,984          --            68,400
Intangibles resulting
 from business acquisi-
 tions and JLW merger,
 net of accumulated
 amortization. . . . . .         --             --           214,155         134,574          --           348,729
Other assets, net. . . .        39,271          --            58,501          54,823          --           152,595
Investments in
 subsidiaries. . . . . .       479,948          --           484,141           1,512       (965,601)         --
                            ----------     ----------     ----------      ----------     ----------     ----------
                            $  525,460            130        897,235         436,116       (965,601)       893,340
                            ==========     ==========     ==========      ==========     ==========     ==========




                                           JONES LANG LASALLE INCORPORATED
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                        CONDENSED CONSOLIDATING BALANCE SHEET

                                                As of March 31, 2004
                                                  ($ in thousands)


                            Jones Lang
                             LaSalle                                                                   Consolidated
                           Incorporated    Jones Lang                                                   Jones Lang
                            (Parent and     LaSalle       Guarantor     Non-Guarantor                     LaSalle
                            Guarantor)    Finance B.V.   Subsidiaries    Subsidiaries   Eliminations   Incorporated
                           ------------   -----------    ------------   -------------   ------------   ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Accounts payable and
  accrued liabilities. .    $   14,148          5,962         20,390          48,689          --            89,189
Short-term borrowings. .         --                10          3,558           5,960          --             9,528
Other current
  liabilities. . . . . .        51,101       (210,568)       386,301         (93,864)         --           132,970
                            ----------     ----------     ----------      ----------     ----------     ----------
    Total current
      liabilities. . . .        65,249       (204,596)       410,249         (39,215)         --           231,687

Long-term liabilities:
  Credit facilities. . .         --             --             --              --             --             --
  9% Senior Euro
    Notes, due 2007. . .         --           203,214          --              --             --           203,214
  Other. . . . . . . . .         9,197          --             7,038          11,501          --            27,736
                            ----------     ----------     ----------      ----------     ----------     ----------

    Total liabilities. .        74,446         (1,382)       417,287         (27,714)         --           462,637

Commitments and
 contingencies

Stockholders' equity . .       451,014          1,512        479,948         463,830       (965,601)       430,703
                            ----------     ----------     ----------      ----------     ----------     ----------
                            $  525,460            130        897,235         436,116       (965,601)       893,340
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
                            ==========    ==========    ==========      ==========      ==========    ==========


                                           JONES LANG LASALLE INCORPORATED
                                    CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                      For the Three Months Ended March 31, 2004
                                                  ($ in thousands)

                            Jones Lang
                             LaSalle                                                                   Consolidated
                           Incorporated    Jones Lang                                                   Jones Lang
                            (Parent and     LaSalle       Guarantor     Non-Guarantor                     LaSalle
                            Guarantor)    Finance B.V.   Subsidiaries    Subsidiaries   Eliminations   Incorporated
                           ------------   ------------   ------------   -------------   ------------   ------------

Revenue. . . . . . . . . .  $    --             --            95,735         127,051          --           222,786
Equity earnings (loss)
 from subsidiaries . . . .      (4,712)         --             3,413              50          1,249          --
                            ----------     ----------     ----------      ----------     ----------     ----------
    Total revenue. . . . .      (4,712)         --            99,148         127,101          1,249        222,786

Operating expenses
 before non-recurring
 and restructuring
 charges . . . . . . . . .       4,526             25        103,536         119,356          --           227,443
Non-recurring and
  restructuring charges. .       --             --              (173)            153          --               (20)
                            ----------     ----------     ----------      ----------     ----------     ----------
    Operating income
     (loss). . . . . . . .      (9,238)           (25)        (4,215)          7,592          1,249         (4,637)

Interest expense, net
 of interest income. . . .      (1,048)          (143)         3,004           2,001          --             3,814
                            ----------     ----------     ----------      ----------     ----------     ----------
    Earnings (loss)
     before provision
     (benefit) for
     income taxes. . . . .      (8,190)           118         (7,219)          5,591          1,249         (8,451)

Net provision (benefit)
 for income taxes. . . . .      (2,105)            68         (2,507)          2,178          --            (2,366)
                            ----------     ----------     ----------      ----------     ----------     ----------

Net earnings (loss). . . .  $   (6,085)            50         (4,712)          3,413          1,249         (6,085)
                            ==========     ==========     ==========      ==========     ==========     ==========


                                           JONES LANG LASALLE INCORPORATED
                                    CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                      For the Three Months Ended March 31, 2003
                                                  ($ in thousands)

                            Jones Lang
                             LaSalle                                                                   Consolidated
                           Incorporated    Jones Lang                                                   Jones Lang
                            (Parent and     LaSalle       Guarantor     Non-Guarantor                     LaSalle
                            Guarantor)    Finance B.V.   Subsidiaries    Subsidiaries   Eliminations   Incorporated
                           ------------   ------------   ------------   -------------   ------------   ------------

Revenue. . . . . . . . . .  $    --             --            85,355         102,557          --           187,912
Equity earnings (loss)
 from subsidiaries . . . .      (8,263)         --            (1,976)             96         10,143          --
                            ----------     ----------     ----------      ----------     ----------     ----------
    Total revenue. . . . .      (8,263)         --            83,379         102,653         10,143        187,912

Operating expenses
 before non-recurring
 and restructuring
 charges . . . . . . . . .       2,330            (54)        87,435         105,042          --           194,753
Non-recurring and
  restructuring charges. .       --             --              (444)            500          --                56
                            ----------     ----------     ----------      ----------     ----------     ----------
    Operating income
     (loss). . . . . . . .     (10,593)            54         (3,612)         (2,889)        10,143         (6,897)

Interest expense, net
 of interest income. . . .      (1,841)          (187)         3,231           2,880          --             4,083
                            ----------     ----------     ----------      ----------     ----------     ----------
    Earnings (loss)
     before provision
     (benefit) for
     income taxes. . . . .      (8,752)           241         (6,843)         (5,769)        10,143        (10,980)

Net provision (benefit)
 for income taxes. . . . .      (1,505)           145          1,420          (3,793)         --            (3,733)
                            ----------     ----------     ----------      ----------     ----------     ----------

Net earnings (loss). . . .  $   (7,247)            96         (8,263)         (1,976)        10,143         (7,247)
                            ==========     ==========     ==========      ==========     ==========     ==========


<table>                                    JONES LANG LASALLE INCORPORATED
                                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                      For the Three Months Ended March 31, 2004
                                                  ($ in thousands)
                                      Jones Lang
                                       LaSalle                                                         Consolidated
                                     Incorporated      Jones Lang                                       Jones Lang
                                      (Parent and       LaSalle        Guarantor      Non-Guarantor      LaSalle
                                      Guarantor)      Finance B.V.    Subsidiaries     Subsidiaries    Incorporated
                                     ------------     ------------    ------------    -------------    ------------
Cash flows provided by (used in)
  operating activities . . . . .      $   (3,778)           4,574         (43,964)           2,512         (40,656)
Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment . . .             (33)           --             (1,014)          (1,951)         (2,998)
  Subsidiary activity. . . . . .         (30,912)          (4,607)         32,426            3,093           --
  Investments in real estate
    ventures . . . . . . . . . .           --               --              5,056           (1,900)          3,156
                                      ----------       ----------      ----------       ----------      ----------
      Net cash provided by
        (used in) investing
        activities . . . . . . .         (30,945)          (4,607)         36,468             (758)            158
Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit
    facility . . . . . . . . . .           --                  10           3,558            2,368           5,936
  Shares repurchased . . . . . .             (16)           --              --              (7,465)         (7,481)
  Common stock issued under
    stock option plan. . . . . .           1,922            --              --               --              1,922
                                      ----------       ----------      ----------       ----------      ----------
      Net cash provided by
        (used in) financing
        activities . . . . . . .           1,906               10           3,558           (5,097)            377
                                      ----------       ----------      ----------       ----------      ----------
Net increase (decrease) in cash
  and cash equivalents . . . . .         (32,817)             (23)         (3,938)          (3,343)        (40,121)
Cash and cash equivalents,
  beginning of period. . . . . .          41,376              153           1,528           20,048          63,105
                                      ----------       ----------      ----------       ----------      ----------
Cash and cash equivalents,
  end of period. . . . . . . . .      $    8,559              130          (2,410)          16,705          22,984
                                      ==========       ==========      ==========       ==========      ==========


<table>                                    JONES LANG LASALLE INCORPORATED
                                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                      For the Three Months Ended March 31, 2003
                                                  ($ in thousands)
                                      Jones Lang
                                       LaSalle                                                         Consolidated
                                     Incorporated      Jones Lang                                       Jones Lang
                                      (Parent and       LaSalle        Guarantor      Non-Guarantor      LaSalle
                                      Guarantor)      Finance B.V.    Subsidiaries     Subsidiaries    Incorporated
                                     ------------     ------------    ------------    -------------    ------------
Cash flows provided by (used in)
  operating activities . . . . .      $    3,957           11,575         (28,382)         (10,956)        (23,806)
Cash flows provided by (used in)
 investing activities:
  Net capital additions -
    property and equipment . . .             (25)           --             (2,441)          (1,339)         (3,805)
  Other acquisitions and
    investments, net of cash
    balances assumed . . . . . .           --               --             (1,100)           --             (1,100)
  Subsidiary activity. . . . . .          (8,876)         (39,315)         27,728           20,463           --
  Investments in real estate
    ventures . . . . . . . . . .           --               --              3,770           (1,081)          2,689
                                      ----------       ----------      ----------       ----------      ----------
      Net cash provided by
        (used in) investing
        activities . . . . . . .          (8,901)         (39,315)         27,957           18,043          (2,216)
Cash flows provided by (used in)
 financing activities:
  Net borrowings under credit
    facility . . . . . . . . . .           --              27,751           1,802           (2,920)         26,633
  Shares repurchased . . . . . .            (780)           --              --               --               (780)
  Common stock issued under
    stock option plan. . . . . .           --               --              --               --              --
                                      ----------       ----------      ----------       ----------      ----------
      Net cash provided by
        (used in) financing
        activities . . . . . . .            (780)          27,751           1,802           (2,920)         25,853
                                      ----------       ----------      ----------       ----------      ----------
Net increase (decrease) in cash
  and cash equivalents . . . . .          (5,724)              11           1,377            4,167            (169)
Cash and cash equivalents,
  beginning of period. . . . . .           8,657               65          (3,849)           8,781          13,654
                                      ----------       ----------      ----------       ----------      ----------
Cash and cash equivalents,
  end of period. . . . . . . . .      $    2,933               76          (2,472)          12,948          13,485
                                      ==========       ==========      ==========       ==========      ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto for the three months ended March 31, 2004, included herein, and Jones Lang LaSalle's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003, which have been filed with the United States Securities and Exchange Commission as part of our 2003 Annual Report on Form 10-K and are also available on our website (www.joneslang lasalle.com).

      Management's Discussion and Analysis is presented in the following six sections:

      . Executive summary, including how we create value for our stakeholders,

      .     Summary of critical accounting policies and estimates,

      .     Certain items affecting comparability of results,

      . Analysis of the results of operations, first on a consolidated basis and then for each of our business segments,

      .     Analysis of our consolidated cash flows and

      .     Liquidity and capital resources


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

      Our principal asset is the talent and the expertise of our people.
We seek to support our service based culture through a compensation system that (1) rewards superior client service performance, not just transaction activity, and (2) includes a meaningful long-term compensation component. We invest in training and believe in optimizing our talent base by internal advancement. We believe that our people deliver our services with the experience and expertise to maintain a balance of strong profit margins for the Firm and competitive value-added pricing for our clients, while achieving competitive compensation levels.

      Our business is services, and therefore we are not capital intensive.

As a result, our profits also produce strong cash returns for our shareholders. Over the last three years, we have used this cash primarily
(1) to significantly pay down debt; (2) to invest for growth in important markets in New York, central and southern Europe, India and North Asia; and
(3) to ensure that appropriate compensation levels are maintained in our more developed markets. We believe value is enhanced by investing appropriately in growth opportunities, maintaining our market position in developed markets and in keeping our balance sheet strong.

      The services we deliver are managed as business strategies to enhance the synergies and expertise of our people. The principal businesses we are involved in are:

      .     Real Estate Investor Services

      .     Real Estate Occupier Services

      .     Real Estate Capital Markets

      .     Real Estate Money Management

      The market knowledge we develop in our real estate services and real estate capital markets helps us identify investment opportunities and capital sources for our money management clients. Consistent with our fiduciary responsibilities, the investments we make or structure on behalf of our money management clients helps us identify new business opportunities for our real estate services and real estate capital markets businesses.

      BUSINESSES

      REAL ESTATE INVESTOR SERVICES - The real estate services we offer range from critical but basic process services, such as property management, to sophisticated and complex transactional services, such as leasing, that realize real estate values. The skill set required to succeed in this environment includes financial knowledge coupled with the delivery of market and property operating organizations, on-going technology investment, and strong cash controls, as the business is a fiduciary for client funds. The revenue streams associated with basic process services have annuity characteristics and tend to be less impacted by underlying economic conditions. The revenue stream associated with sophisticated and complex transactional services is generally transaction-specific and conditioned upon the successful completion of the transaction.

We compete in this area with traditional real estate and property firms. We differentiate ourselves on the basis of qualities such as our local presence aligned with our global platform, our research capability, our technology platform, and our ability to innovate via new products and services.

      REAL ESTATE OCCUPIER SERVICES - Our Occupier Services product offerings have leveraged our real estate services into best practice operations and process capabilities that we can offer corporate clients. The value added to clients is a transformation of their real estate assets into an integral part of their core business strategies, delivered at more effective cost. The Firm's client relationship model drives the business success as delivery of one product successfully sells the next and on-going services. The skill set required to succeed in this environment includes financial and project management, and for some products, engineering. We compete in this area with traditional real estate and property firms. We differentiate ourselves on the basis of qualities such as our global platform, our research capability, our technology platform, and our ability to innovate via new products and services. Our strong strategic focus also provides a highly effective point of differentiation to our competitors.
We have seen the demand for occupier services by global corporations increase, and we expect this trend to continue as these businesses seek to refocus on their core competencies.

      REAL ESTATE CAPITAL MARKETS - Our capital markets product offerings include institutional property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. The skill set required to succeed in this environment includes knowledge of real estate value and financial knowledge coupled with delivery of local market expertise. Our investment banking services require client relationship skills and consulting capabilities as we act as our client's trusted advisor. The level of demand for these services is impacted by general economic conditions. Our fee structure is generally transaction-specific and conditioned upon the successful completion of the transaction. We compete with consulting and investment banking firms for corporate finance and capital markets transactions. We differentiate ourselves on the basis of qualities such as our global platform, our research capability, our technology platform, and our ability to innovate new products and services.

      MONEY MANAGEMENT - LaSalle Investment Management provides real estate money management services for large institutions, both in specialized funds and separate account vehicles, as well as for managers of funds. Investing money on behalf of clients requires not just asset selection, but also asset value activities to enhance the asset's performance. The skill set required to succeed in this environment includes knowledge of real estate values - opportunity identification (research), individual asset selection (acquisitions), asset value creation (portfolio management), and investor relations. Our competitors in this area tend to be quite different - investment banks, fund managers and other financial services firms - but they commonly lack the "on the ground" real estate expertise that our global platform provides. We are compensated for our services through a combination of recurring advisory fees that are asset-based, together with incentive fees based on underlying investment return to our clients, which are generally recognized when agreed upon events or milestones are reached.

We have been successful in transitioning the mix of our fees for this business to the more annuity revenue category of advisory fees.
Additionally, our strengthened balance sheet, and continued cash generation, position us for expansion in co-investment activity, which we believe will accelerate our growth in assets under management.


SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting periods. These accounting estimates are based on management's judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. However, the amounts we may ultimately realize could differ from such estimated amounts.

      REVENUE RECOGNITION - We recognize advisory and management fees in the period in which we perform the service. Transaction commissions are recognized as income when we provide the service unless future contin-gencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies have been satisfied.
Development management fees are generally recognized as billed, which we believe approximates the percentage of completion method of accounting. Incentive fees are generally tied to some form of contractual milestone and are recorded in accordance with the specific terms of the underlying compensation agreement. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), as amended by SAB 104, provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB 101, as amended by SAB 104.

      In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses we incur on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. A contract that provides a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such, is reported on a gross basis. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. When the fee structure is comprised of at least two distinct elements, namely (i) the fixed management fee and
(ii) a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client, we will account for the contract on a net basis. This means we include the fixed management fee in reported revenues and we net the reimbursement against expenses. We base this characterization on the following factors which define us as an agent rather than a principal: (i) the property owner generally has the authority over hiring practices and the approval of payroll prior to payment by Jones Lang LaSalle; (ii) Jones Lang LaSalle is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) Jones Lang LaSalle generally earns no margin in the arrangement, obtaining reimbursement only for actual costs incurred. The majority of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated $105.2 million and $97.9 million for the three months ended March 31, 2004 and 2003, respectively. This treatment has no impact on operating income (loss), net income (loss) or cash flows.

      ACCOUNTS RECEIVABLE - We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments, with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables. These reserves are then reviewed on a quarterly basis by regional and global management to ensure that they are appropriate. As part of this review, we develop a range of potential reserves on a consistent formulaic basis. We would normally expect that the allowance would fall within this range. The table below sets out certain information regarding our accounts receivable, allowance for uncollectible accounts receivable, range of possible allowance and the bad debt expense we incurred for the three months ended March 31, 2004 and 2003 ($ in millions).

                                  Allowance
                        Accounts     for                              Year-
                       Receivable Uncollec-                          to-Date
             Gross     More Than    tible                             Bad
            Accounts    90 Days    Accounts    Maximum     Minimum    Debt
           Receivable   Past Due  Receivable  Allowance   Allowance  Expense
           ----------  ---------- ----------  ---------   ---------  -------
March 31,
  2004       $ 246.6        10.3        6.1        8.7         4.3      1.2

March 31,
  2003       $ 199.8         7.2        5.0        6.3         3.2      0.8

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

      We have a stock ownership program for certain of our senior employees pursuant to which they receive a portion of their annual incentive compensation in the form of restricted stock units of our common stock. These restricted stock units vest in two parts: 50% at 18 months and 50% at 30 months from the date of grant (January of the year following that for which the bonus was earned). The related compensation cost is amortized to expense over the service period. The service period consists of the 12 months of the year to which payment of the restricted stock relates, plus the periods over which the stock vests. Given that individual incentive compensation awards are not finalized until after year-end, we must estimate the portion of the overall incentive compensation pool that will qualify for this program. This estimation factors in the performance of the Company and individual business units, together with the target bonuses for qualified individuals.

      Previously we accounted for the current year impact of this program in the fourth quarter (namely, the enhancement, the deferral and the related amortization) because of the uncertainty around the terms and conditions of the stock ownership program and because the majority of our incentive compensation is accrued in the fourth quarter. Due to the maturity of the program and the commitment to its terms and conditions by the Company and the Compensation Committee of the Board of Directors, we decided to begin accounting for the earned portion of this compensation program on a quarterly basis, starting in the third quarter of 2003. We recognize the benefit of the stock ownership program in a manner consistent with the accrual of the underlying incentive compensation expense. As such, we reduced accrued incentive compensation expense by a net $913,000 in the first quarter of 2004, reflecting the earned portion of the stock ownership program for the first three months of 2004. There was no similar reduction of accrued incentive compensation for the three months ended March 31, 2003.

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
                                               December 31,   December 31,
                                                  2003           2002
                                               ------------   ------------
Deferral net of related
  amortization expense . . . . . . . . . . .      $6.7           $5.0

Increase (decrease) to deferred
  compensation in the first quarter
  of the following year. . . . . . . . . . .      (0.4)          (0.4)

      The table below sets out the amortization expense related to the stock ownership program for the three months ended March 31, 2004 and 2003 ($ in millions):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                            2004       2003
                                                            ----       ----
Current compensation expense amortization for
  prior year programs. . . . . . . . . . . . . . . .        $2.0       $1.6

Current deferral net of related amortization . . . .        (0.9)       --

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

      We invest in certain real estate ventures that own and operate commercial real estate. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of the non-controlling ownership. We apply the provisions of SFAS 144 when evaluating these investments for impairment, including impairment evaluations of the individual assets held by the investment funds. We have recorded impairment charges in equity earnings of $228,000 for the three months ended March 31, 2004, representing our equity share of the impairment charge against individual assets held by these funds. There were no similar charges for the three months ended March 31, 2003.

      We apply FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when we account for goodwill and other intangible assets. SFAS 142 requires an annual impairment evaluation of intangibles with indefinite useful lives. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. For purposes of evaluating SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groups in Europe IOS. We determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit's carrying value. The result of the 2003 evaluation performed in the third quarter of 2003 was that the fair value of each reporting unit exceeded its carrying amount and therefore no impairment loss was recognized. There were no triggering events in the fourth quarter of 2003 or the first quarter of 2004 that would have required an impairment evaluation. We anticipate completing the 2004 annual impairment evaluation in the third quarter of 2004.

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

      Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability, as local statutory tax rates range from 10% to 42% in the countries in which we have significant operations. We evaluate our estimated full year effective tax rate on a quarterly basis to reflect forecast changes in (i) our geographic mix of income, (ii) legislative actions on statutory tax rates, (iii) the impact of tax planning to reduce losses in jurisdictions where we cannot recognize the tax benefit of those losses, and (iv) tax planning for jurisdictions affected by double taxation. We continuously seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate. We reflect the benefit from tax planning actions when we believe it is probable that they will be successful, which usually requires that certain actions have been initiated. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. Based on our forecasted results we have estimated an effective tax rate of 28% for 2004. While there can be no assurance that we will achieve an effective tax rate of 28% in 2004, we believe that this is an achievable rate due to the impact of consistent and effective tax planning. For the three months ended March 31, 2003, we used an estimated effective tax rate of 34% on recurring operations. We ultimately achieved an effective tax rate of 27.7% on recurring operations in 2003, which excluded; (i) a specific tax benefit of $2.2 million related to non-recurring and restructuring items, and (ii) a tax benefit of $3.0 million related to a write-down of an e-commerce investment taken as a restructuring action in 2001, which was not originally expected to be deductible, but which, as a result of actions undertaken in 2003, was deemed deductible.

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

..     HEALTH INSURANCE - We chose to self-insure our health benefits for all U.S. based employees for the first time in 2002, although we did purchase stop loss coverage to limit our exposure. We made this decision because we believed that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we would incur reduced expense self-insuring our health benefits as opposed to purchasing health insurance through a third-party. We engage an actuary who specializes in health insurance to estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we employ the same actuary to estimate the required reserve for unpaid health costs for the current year that we would need at year-end. With regard to the year-end reserve, the actuary provides us with a point estimate, which we accrue; additionally we accrue a provision for adverse deviation. Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balance for the 2002 program is $332,000 at March 31, 2004. The reserve balance for the 2003 program at March 31, 2004 is $1.2 million. The table below sets out certain information related to the cost of this program for the three months ended March 31, 2004 and 2003 ($ in millions):
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                           2004       2003
                                                          ------     ------
      Expense to Company . . . . . . . . . . . . . .      $  2.2        1.9
      Employee contributions . . . . . . . . . . . .         0.5        0.4
                                                          ------     ------
      Total program cost . . . . . . . . . . . . . .      $  2.7        2.3
                                                          ======     ======

..     WORKERS' COMPENSATION INSURANCE - Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for workers' compensation insurance for a number of years. On a periodic basis we accrue using the various state rates based on job classifications, engaging on an annual basis in the third quarter, an independent actuary who specializes in workers' compensation to estimate our exposure based on actual experience. Given the significant judgemental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. In prior years, we have recorded an adjustment to revenues for the difference between the actuarial estimate and our reserve after the receipt of the actuary's report (usually in the third quarter). Given our considerable experience in this area, in the first quarter of 2003 we determined that we would accrue for the estimated adjustment to revenues on a periodic basis. The credit taken to revenue through the three months ended March 31, 2004 and 2003 was $500,000 and $433,000, respectively. Due to the nature of workers' compensation claims, it may take several years for claims to be settled. The table below provides the reserve balance by plan year that we have established ($ in millions):

                                        March 31,    December 31,
                                          2004          2003
                                        ---------    ------------
      2004 . . . . . . . . . . . . .       $ 0.6           na
      2003 . . . . . . . . . . . . .         4.0           4.5
      2002 and prior . . . . . . . .         2.3           2.6
                                           -----         -----
                                           $ 6.9           7.1
                                           =====         =====

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

      March 31, 2004 . . . . . . . . . . . . . . .     $ 3.3
      March 31, 2003 . . . . . . . . . . . . . . .     $ 1.7

      Effective March 31, 2004, we have renewed our global professional indemnity insurance program. As part of this renewal we have expanded the scope of the use of the captive such that effective from the second quarter of 2004 it will provide coverage to our entire operation. In addition, the maximum level of risk retained by our captive insurance company has increased to $2.5 million in certain markets.

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

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

ITEMS AFFECTING COMPARABILITY

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

      FOREIGN CURRENCY

      We operate in a variety of currencies in 34 countries, but report our results in U.S. dollars. This means that our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility makes it more difficult to perform period-to-period comparisons of the reported results of operations. As an example, the euro, the pound sterling and the Australian dollar, each a currency used in a significant portion of our operations, were all considerably stronger during the first three months of 2004 compared to the same period in 2003. This means that for those businesses located in jurisdictions that utilize these currencies, the U.S. dollar reported revenues and expenses in the first quarter of 2004 demonstrate an apparent growth rate that is not consistent with the real underlying growth rate in the local operations. In order to provide more meaningful period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition and results of operations, we have provided information about the impact of foreign currencies where we believe that it is necessary. In addition, set out below is guidance as to the key currencies that the Company does business in and their significance to reported revenues and operating results. The operating results sourced in pound sterling and U.S. dollars understates the profitability of the businesses in the United Kingdom and the United States of America because they include the locally incurred expenses of our global offices in London and Chicago, respectively, as well as the European regional office in London. The revenues and operating income of the global investment management business are allocated to their underlying currency, which means that this analysis may not be consistent with the performance of the geographic IOS segments. In particular, as incentive fees are earned by this business, there may be significant shifts in the geographic mix of revenues and operating income. The following table sets forth revenues and operating income (loss) derived from our most significant currencies ($ in millions, except for exchange rates).

                                     Austra-
                 Pound               lian        US
                Sterling     Euro    Dollar    Dollar      Other     Total
                --------   -------   -------   -------    -------   -------
REVENUES
 Q1, 2004. . .  $  50.5       43.5      17.6      77.9       33.3     222.8
 Q1, 2003. . .  $  37.7       37.2      13.7      70.0       29.3     187.9

OPERATING
 INCOME (LOSS)
 Q1, 2004. . .  $  (2.5)       4.8      (1.5)     (3.4)      (2.0)     (4.6)
 Q1, 2003. . .  $  (2.6)       2.9      (1.4)     (2.4)      (3.4)     (6.9)

                                     Austra-
                 Pound               lian        US
                Sterling     Euro    Dollar    Dollar      Other     Total
                --------   -------   -------   -------    -------   -------
AVERAGE
 EXCHANGE
 RATES
 Q1, 2004. . .    1.842      1.246     0.764      N/A        N/A       N/A
 Q1, 2003. . .    1.600      1.075     0.595      N/A        N/A       N/A

      In order to provide more meaningful period-to-period comparison of the reported results, we have included the below table which details the movements in certain reported U.S. dollar lines of the Consolidated Statement of Earnings ($ in millions) (nm = not meaningful).

                                              Increase/          % Change
                                             (Decrease)          in Local
                       2004      2003      in U.S. Dollars       Currency
                      ------    ------    ----------------       --------

Total revenue. . . .  $222.8     187.9      34.9     18.6%          8.5%
  Compensation &
    benefits . . . .   155.1     130.6      24.5     18.8%          8.8%
  Operating,
    administrative
    & other. . . . .    64.0      54.4       9.6     17.6%          8.1%
  Depreciation &
    amortization . .     8.3       9.7      (1.4)   (14.4%)       (20.9%)
  Non-recurring. . .     0.0       0.1      (0.1)      nm            nm
Total operating
 expenses. . . . . .   227.4     194.8      32.6     16.7%          7.1%
                      ------     -----     -----     -----        ------

Operating loss . . .  $ (4.6)     (6.9)      2.3     33.3%         38.5%
                      ======     =====     =====     =====        ======

REVENUE

      The 8.5% increase in local currency revenues in the first quarter of 2004 reflects consistently improved revenue performance across our businesses as a modest economic recovery continues to restore client activity, although there was more variable performance across business lines and countries within our regional IOS businesses. See below for additional discussion of our segment operating results.

OPERATING EXPENSE

      The increase in U.S. dollar operating expenses in the first quarter of 2004 reflects the general strengthening of our key currencies against the U.S. dollar. Excluding the impact of movements in foreign currency exchange rates, the increase was 7.1%. The increase in compensation and benefits was a result of investments made in growth markets as we continue to build on and strengthen our market presence. In addition, the improved revenue performance in all regions resulted in increased incentive compensation being accrued for the first three months of 2004 when compared to the same period of 2003.

      The increase in operating, administrative and other expense, exclusive of movements in foreign currency exchange rates, of 8.1% can be attributed to business and revenue generation related costs matching increased business activity.

INTEREST EXPENSE

      Interest expense, net of interest income, decreased $300,000 to $3.8 million in the first three months of 2004 from $4.1 million for the same period of 2003 reflecting the continued paydown of debt and a generally lower interest rate environment, partially offset by the strengthening of the Euro.

BENEFIT FOR INCOME TAXES

      The benefit for income taxes was $2.4 million for the three months ended March 31, 2004 as compared to $3.7 million for the same period of 2003. The decrease in the tax benefit is due to the lower operating loss and a decreased effective tax rate for the first three months of 2004 as compared to the first three months of 2003. Our estimated effective tax rate for the first quarter of 2004 was 28%, as compared to 34% for the same period last year. This rate improvement will favorably affect the full year's projected results, but when applied to the seasonal net loss it negatively impacts the first quarter results year-over-year by $0.5
million.   See the Income Tax Provision section of Note 1 to Notes to
Consolidated Financial Statements for a further discussion of our effective tax rate.

NET LOSS

      Our net loss decreased $1.1 million, or 15.3%, to $6.1 million for the three months ended March 31, 2004 from $7.2 million for the same period of 2003.

SEGMENT OPERATING RESULTS

      We manage our business along a combination of functional and geographic lines. We report our operations as four business segments: (i) Investment Management, which offers Real Estate Money Management services on a global basis, and the three geographic regions of Investor and Occupier Services ("IOS"): (ii) Americas, (iii) Europe and (iv) Asia Pacific, each of which offers our full range of Real Estate Investor Services, Real Estate Capital Markets and Real Estate Occupier Services. The Investment Management segment provides Real Estate Money Management services to institutional investors and high-net-worth individuals. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "implementation services") and property management, facilities management services, project and development services (collectively "management services").

      We have not allocated non-recurring and restructuring charges to the business segments for segment reporting purposes and therefore these costs are not included in the discussions below.


INVESTOR AND OCCUPIER SERVICES

      AMERICAS
                                                            Increase/
                                     2004      2003        (Decrease)
                                    ------    ------     ---------------

      Revenue. . . . . . . . . .    $ 63.9      59.5      4.4       7.4%
      Operating expense. . . . .      64.8      61.1      3.7       6.1%
      Operating loss . . . . . .      (0.9)     (1.6)     0.7      43.8%

      The overall 7.4% increase in revenue was a result of solid gains in our transactional businesses, particularly leasing where the number of transactions and the square feet transacted increased by more than 20% year-on-year, and Hotels, which continues to benefit from investments made to expand the business. Transaction timing also benefited our Capital Markets business in the first quarter of 2004. Partially offsetting these revenue gains were reductions in the Property Management business due to the churn resulting from a trend in the current marketplace whereby buyers are increasingly looking to self-manage. The company is also being more selective in evaluating the underlying profitability of the assignments that we pursue. This has resulted in the withdrawal from selective management only assignments.

      Operating expenses increased by 6.1% in the Americas region as we expanded headcount to support the increased business activity together with the other business and revenue generation related costs. In addition, expenses for employee benefits increased $1.2 million as we enhanced the firm's 401k program. These cost increases were partially offset by a reduction in depreciation expense as a result of reduced capital spending.

      EUROPE
                                              Increase/          % Change
                                             (Decrease)          in Local
                       2004      2003      in U.S. Dollars       Currency
                      ------    ------    ----------------       --------
Revenue. . . . . . .  $ 89.9      71.3      18.6     26.1%          9.8%
Operating expense. .    91.8      72.7      19.1     26.3%         10.5%
Operating loss . . .    (1.9)     (1.4)     (0.5)   (35.7%)       (55.8%)

      The strong revenue performance in Europe was again led by the England and European Hotels businesses, which continued to build on the positive revenue momentum in place at the end of 2003. We also saw revenue strength in our French, Belgium and Central European markets. In addition, transaction timing benefited our European Corporate Finance business as several large deals that slipped into the first quarter closed. Revenues in the German, Dutch and Spanish markets were down compared to the first quarter of 2003, which had included several large Capital Markets transactions.

      The increase in operating expense is primarily due to increased incentive compensation as a result of the strong revenue performance together with other costs associated with the generation of additional revenues.

      ASIA PACIFIC
                                              Increase/          % Change
                                             (Decrease)          in Local
                       2004      2003      in U.S. Dollars       Currency
                      ------    ------    ----------------       --------
Revenue. . . . . . .  $ 40.2      32.6       7.6     23.3%          7.9%
Operating expense. .    44.8      37.8       7.0     18.5%          3.8%
Operating loss . . .    (4.6)     (5.2)      0.6     11.5%         28.5%

      The 7.9% increase in local currency revenue the first quarter of 2004 demonstrates a continued positive revenue trend in the region. We saw revenue growth of more than 35% in our growth markets of India and North Asia, led by our India business as we continued to see the benefit of the global outsourcing trend that began in 2003.

      The 3.8% increase in local currency operating expense for the Asia Pacific region was driven by compensation costs as we continue to invest in headcount related costs to build scale and maintain service levels in key markets, particularly North Asia and India. Operating, administrative and other expenses were essentially flat with the prior year reflecting continued strong cost controls.

      INVESTMENT MANAGEMENT
                                              Increase/          % Change
                                             (Decrease)          in Local
                       2004      2003      in U.S. Dollars       Currency
                      ------    ------    ----------------       --------
Revenue. . . . . . .  $ 28.9      24.6       4.3     17.5%          8.3%
Operating expense. .    26.2      23.2       3.0     12.9%          4.7%
Operating income . .     2.7       1.4       1.3     92.9%         61.0%

      The increase in revenues for our Investment Management business in local currency is primarily driven by increased equity earnings from a gain on the sale of an asset in one of our funds, along with additional advisory fees related to the successful second closing of the Canadian Income and Growth Fund.

      The increase in operating expenses in local currencies can be attributed to incentive compensation and other revenue generation related costs matching increased business activity.


PERFORMANCE OUTLOOK

       Given the seasonal character of the business, with the majority of profits occurring in the second half of the year, the Firm is not providing full year 2004 guidance. A small profit is anticipated in the second quarter before the costs associated with the retirement of the Euro Notes, which are expected to be approximately $11.5 million pre-tax, dependent upon prevailing exchange rates. As a result, the overall results of the second quarter will reflect a GAAP net loss.

CONSOLIDATED CASH FLOWS

      The following table presents summarized consolidated statements of cash flows. For detailed cash flow statements, please reference our full financial statements contained herein ($ in thousands):

                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                      2004        2003
                                                    --------    --------
  Cash provided by earnings. . . . . . . . . . .    $  6,704       7,178
  Cash used in working capital . . . . . . . . .     (47,360)    (30,984)
                                                    --------    --------
  Cash used in operating activities. . . . . . .     (40,656)    (23,806)
  Cash provided by (used in) investing
    activities . . . . . . . . . . . . . . . . .         158      (2,216)
  Cash provided by financing activities. . . . .         377      25,853
                                                    --------    --------
  Net decrease in cash . . . . . . . . . . . . .     (40,121)       (169)
  Cash and cash equivalents,
    beginning of period. . . . . . . . . . . . .      63,105      13,654
                                                    --------    --------
  Cash and cash equivalents,
    end of period. . . . . . . . . . . . . . . .    $ 22,984      13,485
                                                    ========    ========

      CASH FLOWS USED IN OPERATING ACTIVITIES

      During the three months ended March 31, 2004 cash flows used in operating activities totaled $40.7 million, as compared to $23.8 million during the three months ended March 31, 2003. The cash flows used in operating activities for the three months ended March 31, 2004 can be further divided into cash generated from earnings of $6.7 million (compared to $7.2 million generated in 2003) and cash used in balance sheet movements (primarily working capital management) of $47.4 million (compared to a use of $31.0 million in 2003). Given the seasonality of our business together with our practice of paying bonuses in the first quarter, we expect to see negative operating cash flows in the first quarter.

      CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

      Investing activities provided $158,000 during the three months ended March 31, 2004, as compared to $2.2 million used during the three months ended March 31, 2003. This is a result of the timing of our co-investment cash flows, which are dependent upon the underlying fund's investment decisions.

      CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

      Cash flows provided by financing activities were $377,000 during the three months ended March 31, 2004, as compared to $25.9 million during the three months ended March 31, 2003. Due to our strong cash generation, we were able to make annual bonus payments, typically paid in the first quarter, mainly from cash-on-hand as opposed to borrowing from the revolving credit facility as we have in prior years.


LIQUIDITY AND CAPITAL RESOURCES

      The following table presents our net debt and cash as of the periods shown ($ in thousands):

                                               March 31,    December 31,
                                                 2004          2003
                                               ---------    ------------

  Cash . . . . . . . . . . . . . . . . . .      $ 22,984          63,105
  Euro Notes . . . . . . . . . . . . . . .       203,214         207,816
  Other Debt . . . . . . . . . . . . . . .         9,528           3,592
                                                --------        --------
  Net Debt and Cash. . . . . . . . . . . .      $189,758         148,303
                                                ========        ========

      Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. On April 13, 2004, we renegotiated our unsecured revolving credit facility agreement increasing the facility from $225 million to $325 million and extended the term to 2007 from its previous maturity in 2006. There are currently fourteen participating banks in our revolving credit facility. This amended facility will continue to be utilized for working capital needs, investments and acquisitions. We increased this facility so that we could utilize the funds to redeem the Euro Notes in June 2004. We have outstanding euro 165 million in aggregate principal amounts of Euro Notes, all of which matures on June 15, 2007. Beginning June 15, 2004, the Euro Notes can be redeemed, at our option, at the following redemption prices: during the twelve-month period commencing June 15, 2004 at 104.50% of principal; during the twelve-month period commencing June 15, 2005 at 102.25% of principal; and commencing June 15, 2006 and thereafter at 100.00% of principal. On May 4, 2004, we issued an irrevocable Notice of Redemption to the holders of the Euro Notes to redeem on June 15, 2004 all of the outstanding Euro Notes at a redemption price of 104.5% of principal. We will incur pre-tax expense of approximately $11.5 million (dependent upon prevailing exchange rates) related to the acceleration of debt issuance cost amortization and the premiums paid to redeem the Euro Notes.

      As of March 31, 2004, we did not have any borrowings outstanding under the revolving credit facility. We had borrowings of euro 165 million ($203.2 million) outstanding under the Euro Notes. The Euro Notes carry a 9% interest rate while our credit facility is priced at LIBOR plus 150 basis points. The average borrowing rate on the facilities during the first quarter of 2004 was 9.1% versus 8.5% for the same period of 2003. We also had short-term borrowings (including capital lease obligations) of $9.5 million outstanding at March 31, 2004. The short-term borrowings are primarily borrowings by subsidiaries on various interest-bearing overdraft facilities. As of March 31, 2004, $9.2 million of the total short-term borrowings were attributable to local overdraft facilities. The decrease in the reported U.S. dollar book value of the Euro Notes of $4.6 million in the first three months of 2004 was solely as a result of the strengthening U.S. dollar. No additional Euro Notes have been issued or redeemed. As a result of the strong cash generation of our business we had $23.0 million of cash at March 31, 2004 as compared with $13.5 million at March 31, 2003. The first quarter has traditionally represented the Firm's peak borrowing requirements in the year as annual bonuses are paid. Reflecting continued strong business cash flows, an emphasis on receivables management and reduced capital expenditures, March 31, 2004 was the first time that the credit facilities had no outstanding balance at the end of the first quarter since the merger which formed Jones Lang LaSalle.

      Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility and the Euro Notes (the "Facilities"). In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to repay its borrowing on an overdraft facility. The guarantees typically have one-year or two-year maturities. We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to recognize and measure the provisions of guarantees. The guarantees of the revolving credit facility, Euro Notes and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $39.0 million, of which $9.2 million was outstanding as of March 31, 2004. We have provided guarantees of $29.3 million related to the local overdraft facilities, as well as guarantees related to the $325 million revolving credit facility and the euro 165 million Euro Notes, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries' third-party debt.

      With respect to the amended revolving credit facility, we must maintain consolidated net worth of at least $360 million and a leverage ratio not exceeding 3.25 to 1. We must also maintain a minimum interest coverage ratio of 2.5 to 1. As part of the renegotiation of the revolving credit facility, the leverage ratio was revised to provide more flexibility and we eliminated the fixed coverage ratio that existed in the previous agreement. We are in compliance with all covenants at March 31, 2004. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment as well as capital expenditure. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used in 2003 or in the first three months of 2004 and none were outstanding as of March 31, 2004.

      We believe that the revolving credit facility, together with the Euro Notes, local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures, co-investment activity and share repurchases.

      We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. As of March 31, 2004, we had total investments and loans of $67.8 million in approximately 20 separate property or fund co-investments, with additional capital commitments of $147.8 million for future fundings of co-investments. With respect to certain co-investment indebtedness, we also had repayment guarantees outstanding at March 31, 2004 of $4.9 million. The $147.8 million capital commitment is a commitment to LaSalle Investment Limited Partnership, referred to as LaSalle Investment Company ("LIC"). We expect that LIC will draw down on our commitment over the next five to seven years as it enters into new commitments. LIC is a series of four parallel limited partnerships and is intended to be our co-investment vehicle for substantially all new co-investments. Additionally, our Board of Directors has endorsed the use of our capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investment products. The purpose of this is to accelerate capital raising and assets under management. We have an effective 47.85% ownership interest in LIC. Primarily institutional investors, including a significant shareholder in Jones Lang LaSalle, hold the remaining 52.15% interest in LIC. In addition, our Chairman and Chief Executive Officer and another Director of Jones Lang LaSalle are investors in LIC on equivalent terms to other investors. Our investment in LIC is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements. As of March 31, 2004, LIC has unfunded capital commitments of $64.8 million, of which our 47.85% share is $31.0 million, for future fundings of co-investments.

      The net co-investment funding for 2004 is anticipated to be between $30 and $40 million (planned co-investment less return of capital from liquidated co-investments). For the three months ended March 31, 2004, we received a net $3.2 million as the return of capital from co-investments exceeded funded co-investments.

      In the third quarter of 2003, LIC entered into a euro 35 million ($43.1 million) revolving credit facility (the "LIC facility") principally for its working capital needs. The LIC facility contains a credit rating trigger (related to the credit rating of one of LIC's investors who is unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the LIC Facility would be in default and would need to be repaid. This would require us to fund our pro-rata share of the then outstanding balance on the LIC Facility, to which our liability is limited. The maximum exposure to Jones Lang LaSalle, assuming that the LIC Facility were fully drawn, would be euro 16.7 million ($20.6 million). As of March 31, 2004, LIC had euro 4.5 million ($5.5 million) of outstanding borrowings on this facility. Due to the nature of the ownership structure of LIC, we were required to record $1.4 million of these outstanding borrowings in the short-term borrowings line of our consolidated balance sheet at March 31, 2004.

      On February 27, 2004, we announced that our Board of Directors had approved a share repurchase program. Under the program, we are authorized to repurchase up to 1.5 million shares of our outstanding common stock in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. We repurchased 294,800 shares in the first quarter of 2004 at an average price of $25.35 per share. The 2004 repurchase program replaces a program put in place in October 2002, under which we were authorized to repurchase up to 1 million shares. We repurchased 700,000 shares under the 2002 repurchase program. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under the Firm's existing stock plans. Given that shares repurchased under the 2002 and 2004 programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share.

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

      ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

      We apply FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity, and also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

The adoption of SFAS 146 has not had a material impact on our financial statements.

      ACCOUNTING AND DISCLOSURE BY GUARANTORS

      We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Company has not entered into, or modified guarantees pursuant to the recognition provisions of FIN 45 that have had a significant impact on the financial statements during the three months ended March 31, 2004. Guarantees covered by the disclosure provisions of FIN 45 are discussed in the "Liquidity and Capital Resources" section within Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

      CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46-R"), which addresses how a business enterprise should evaluate whether they have a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity. FIN 46-R replaces FASB Interpretation No. 46 which was issued in January 2003. The provisions of FIN 46-R are to be applied to all entities subject to the Interpretation effective the first interim period ending after March 15, 2004. The adoption of FIN 46-R has not had a material impact on our financial statements.

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

INTEREST RATES

      We centrally manage our debt, taking into account investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the $325 amended revolving multi-currency credit facility, due in June 2007, that is available for working capital, investments, capital expenditures and acquisitions. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2003 or the first three months of 2004, and none were outstanding as of March 31, 2004.

      The average borrowing rate on our debt for the three months ended March 31, 2004 was 9.1% as compared to a rate of 8.5% for the same period of 2003. The increase in the average borrowing rate is due to the mix of our borrowings being more heavily weighted toward the higher coupon Euro Notes as a function of the strong cash flow of the company being used to reduce revolver borrowings which have lower market rates.

FOREIGN EXCHANGE

      Revenues outside of the United States were 65% of our total revenues for the three months ended March 31, 2004. Operating in international markets means that we are exposed to movements in foreign currency exchange rates, primarily the British pound (23% of revenues for the three months ended March 31, 2004), the euro (20% of revenues for the three months ended March 31, 2004) and the Australian dollar (8% of revenues for the three months ended March 31, 2004). Changes in these foreign currency exchange rates have the largest impact on translating the operating profit of our international operations into US dollars.

      The British pound expenses incurred as a result of both the worldwide operational headquarters and the Europe regional headquarters being located in London act as a partial operational hedge against our translation exposure to the British pound.

      The interest on the euro 165 million of notes has acted as a partial hedge against our translation exposure on our euro denominated earnings.
We would anticipate that when we redeem these notes in the second quarter of 2004, we will replace them with euro denominated borrowings on the revolving credit facility. We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loans. At March 31, 2004, we had forward exchange contracts in effect with a gross notional value of $267.0 million ($204.7 million on a net basis) and a market and carrying gain of approximately $2.6 million. The net impact on our earnings during the three months ended March 31, 2004 of the unrealized gain on foreign currency contracts, offset by the loss resulting from re-measurement of foreign currency transactions, was not significant.

DISCLOSURE OF LIMITATIONS

      Since the information presented above includes only those exposures that exist as of March 31, 2004, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and interest and foreign currency rates.


      ITEM 4.  CONTROLS AND PROCEDURES

      Jones Lang LaSalle carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings relating to Jones Lang LaSalle (including its consolidated subsidiaries).

      There was no change in internal control over financial reporting that occurred in the first quarter of 2004 that has materially affected or is reasonably likely to materially affect Jones Lang LaSalle's internal controls over financial reporting.

PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

      The Company has contingent liabilities from various pending claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these matters are covered by insurance, although they may never-the-less be subject to large deductibles or retentions and the amounts being claimed may exceed the available insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

      On November 8, 2002, Bank One N.A. ("Bank One") filed suit against the Company and certain of its subsidiaries in the Circuit Court of Cook County, Illinois with regard to services provided in 1999 and 2000 pursuant to three different agreements relating to facility management, project development and broker services. The suit alleged negligence, breach of contract and breach of fiduciary duty on the part of Jones Lang LaSalle and sought to recover a total of $40 million in compensatory damages and $80 million in punitive damages. On December 16, 2002, the Company filed a counterclaim for breach of contract seeking payment of approximately $1.2 million for fees due for services provided under the agreements. On December 16, 2003, the court granted the Company's motion to strike the complaint because, after completion of significant discovery, Bank One had been unable to substantiate its allegations that it had suffered damages of $40 million as it had previously claimed. Bank One was authorized to file an amended complaint that seeks to recover compensatory damages in an unspecified amount, plus an unspecified amount of punitive damages. The amended complaint also includes allegations of fraudulent misrepresentation, fraudulent concealment and conversion. The court has currently set November 29, 2004 as the date the trial is to begin. The Company continues to aggressively defend the suit. While there can be no assurance, the Company continues to believe that the complaint is without merit and, as such, will not have a material adverse effect on our financial position, results of operations or liquidity. As of the date of this report, we are in the process of discovery. As such, although we still have not seen or heard anything that leads us to believe that the suit has merit, the outcome of Bank One's suit cannot be predicted with any certainty and management is unable to estimate an amount or range of potential loss that could result if an improbable unfavorable outcome did occur.

      In the third quarter of 2001 we established a reserve of $1.6 million to cover our exposures resulting from the insolvency of HIH Insurance Ltd. ("HIH"), one of our former insurance providers. HIH provided public liability coverage to the Australian operations of Jones Lang Wootton for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring at properties for which we had property management responsibilities. As of March 31, 2004, $0.6 million of the reserve established remains to cover claims which would have been covered by the insurance provided by HIH. Although there can be no assurance, we believe this reserve is adequate to cover any remaining claims and expenses resulting from the HIH insolvency. Due to the nature of the claims covered by this insurance, it is possible that future claims may be made.

      ITEM 5. OTHER INFORMATION

      CORPORATE GOVERNANCE

      Our policies and practices reflect corporate governance initiatives that we believe comply with the listing requirements of the New York Stock Exchange (NYSE), on which our Common Stock is traded, the corporate governance requirements of the Sarbanes-Oxley Act of 2002 as currently in effect, various regulations issued by the Securities and Exchange Commission (SEC) and certain provisions of the General Corporation Law in the State of Maryland, where Jones Lang LaSalle is incorporated.

      We maintain a corporate governance section on our public website which includes key information about our corporate governance initiatives such as our Corporate Governance Guidelines, Charters for the three Committees of our Board of Directors, a Statement of Qualifications of Members of the Board of Directors and our Code of Business Ethics. The Board of Directors regularly reviews corporate governance developments and modifies our Guidelines and Charters as warranted. The corporate governance section can be found on our website at www.joneslanglasalle.com by clicking "Investor Relations" and then "Board of Directors and Corporate Governance."

      CORPORATE OFFICERS

      Our corporate executive officers are as follows:

      Global Executive Committee
      --------------------------

      Stuart L. Scott
            Chairman, President and Global Chief Executive Officer

      Peter A. Barge
            Chief Executive Officer, Asia Pacific

      Lauralee E. Martin
            Global Chief Financial Officer

      Robert S. Orr
            Chief Executive Officer, Europe

      Peter C. Roberts
            Chief Executive Officer, Americas

      Lynn C. Thurber
            Chief Executive Officer, LaSalle Investment Management

      Additional Corporate Officers
      -----------------------------

      Brian P. Hake
            Global Treasurer

      James S. Jasionowski
            Global Director of Tax

      Molly A. Kelly
            Chief Marketing and Communications Officer

      Mark J. Ohringer
            Global General Counsel and Corporate Secretary

      Marissa R. Prizant
            Director of Global Internal Audit

      Nazneen Razi
            Chief Human Resources Officer

      John G. Wallerius
            Chief Information Officer

      Nicholas J. Willmott
            Global Controller


      CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 in Item 1. "Business," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," and elsewhere, in this Quarterly Report on Form 10-Q in
Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 3. "Quantitative and Qualitative Disclosure about Market Risk" and elsewhere, and in other reports filed with the Securities and Exchange Commission. Jones Lang LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.


      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

      (b)    Reports on Form 8-K

                    On April 14, 2004, Jones Lang LaSalle filed a Report on
             Form 8-K incorporating a press release announcing that it closed on its Amended and Restated Multicurrency Credit Agreement.

                    On May 3, 2004, Jones Lang LaSalle filed a Report on
             Form 8-K announcing that it had issued a Notice of Redemption to holders of its 9% Euro Notes.

                    On May 5, 2004, Jones Lang LaSalle filed a Report on
             Form 8-K incorporating a press release announcing earnings for the quarterly period ended March 31, 2004.

                                  SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                JONES LANG LASALLE INCORPORATED




Dated:  May 6, 2004             BY:   /S/ LAURALEE E. MARTIN
                                      ------------------------------
                                      Lauralee E. Martin
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Authorized Officer and
                                      Principal Financial Officer)

                                EXHIBIT INDEX



Exhibit
Number            Description
-------           -----------

10.1 Amended and Restated Multicurrency Credit Agreement, dated as of April 13, 2004, attached hereto as
                  Exhibit 10.1.

10.2 Compromise Agreement with Christopher A. Peacock, attached hereto as Exhibit 10.2.

10.3 Amended and Restated Stock Award and Incentive Plan, attached hereto as Exhibit 10.3.

10.4              Senior Executive Services Agreement with Stuart L.
                  Scott, attached hereto as Exhibit 10.4.

10.5 Amended and Restated Severance Pay Plan, attached hereto as Exhibit 10.5.

31.1              Certification of Stuart L. Scott pursuant to
                  Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2              Certification of Lauralee E. Martin pursuant to
                  Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              Certification of Stuart L. Scott and Lauralee E.
                  Martin pursuant to Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.