Form 10-Q
period 2004-06-30
JONES LANG LASALLE INC
filed 2004-08-02
CIK 1037976

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
               Class                                   July 23, 2004
               -----                                 ------------------

     Common Stock ($0.01 par value)                      32,544,647

                             TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements. . . . . . . . . . . . . . . .      3

            Consolidated Balance Sheets as of
            June 30, 2004 and December 31, 2003 . . . . . . . .      3

            Consolidated Statements of Earnings and
            Comprehensive Income for the three and six months
            ended June 30, 2004 and 2003. . . . . . . . . . . .      5

            Consolidated Statements of Stockholders' Equity
            for the six months ended June 30, 2004. . . . . . .      7

            Consolidated Statements of Cash Flows for the
            six months ended June 30, 2004 and 2003 . . . . . .      9

            Notes to Consolidated Financial Statements. . . . .     11

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . .     29

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk . . . . . . . . . . . . . . . . .     49

Item 4.     Controls and Procedures . . . . . . . . . . . . . .     50


PART II     OTHER INFORMATION


Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . .     50

Item 2.     Share Repurchase. . . . . . . . . . . . . . . . . .     51

Item 4.     Submission of Matters to a Vote of Security Holders     52

Item 5.     Other Information . . . . . . . . . . . . . . . . .     52

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .     54

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                      JONES LANG LASALLE INCORPORATED
                        CONSOLIDATED BALANCE SHEETS

                    JUNE 30, 2004 AND DECEMBER 31, 2003
                    ($ in thousands, except share data)


                                              JUNE 30,
                                               2004        DECEMBER 31,
                                            (Unaudited)       2003
                                           ------------    -----------
ASSETS
------

Current assets:
  Cash and cash equivalents . . . . . . . .  $   24,462         63,105
  Trade receivables, net of allowances
    of $5,966 and $4,790 in 2004
    and 2003, respectively. . . . . . . . .     230,538        253,126
  Notes receivable. . . . . . . . . . . . .       2,814          3,698
  Other receivables . . . . . . . . . . . .       8,567          8,317
  Prepaid expenses. . . . . . . . . . . . .      26,584         18,866
  Deferred tax assets . . . . . . . . . . .      23,428         18,097
  Other assets. . . . . . . . . . . . . . .       5,790          7,731
                                             ----------      ---------
          Total current assets. . . . . . .     322,183        372,940

Property and equipment, at cost, less
  accumulated depreciation of $144,569
  and $140,520 in 2004 and 2003,
  respectively. . . . . . . . . . . . . . .      67,486         71,621
Goodwill, with indefinite useful lives,
  at cost, less accumulated amortization
  of $38,002 and $38,169 in 2004
  and 2003, respectively. . . . . . . . . .     331,837        334,154
Identified intangibles, with definite
  useful lives, at cost, less accumulated
  amortization of $37,797 and $35,196
  in 2004 and 2003, respectively. . . . . .      10,760         13,454
Investments in and loans to real estate
  ventures. . . . . . . . . . . . . . . . .      66,437         71,335
Long-term receivables, net. . . . . . . . .      10,954         13,007
Prepaid pension asset . . . . . . . . . . .      13,229         11,920
Deferred tax assets . . . . . . . . . . . .      45,888         43,252
Debt issuance costs, net. . . . . . . . . .       2,110          4,113
Other assets, net . . . . . . . . . . . . .      11,742          7,144
                                              ---------     ----------

                                              $ 882,626        942,940
                                              =========     ==========

                      JONES LANG LASALLE INCORPORATED
                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                    JUNE 30, 2004 AND DECEMBER 31, 2003
                    ($ in thousands, except share data)


                                              JUNE 30,
                                               2004        DECEMBER 31,
                                            (Unaudited)       2003
                                           ------------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued
    liabilities . . . . . . . . . . . . . .   $  83,294         96,466
  Accrued compensation. . . . . . . . . . .      98,773        154,317
  Short-term borrowings . . . . . . . . . .      14,473          3,592
  Deferred tax liabilities. . . . . . . . .       2,466          2,623
  Other liabilities . . . . . . . . . . . .      43,626         28,414
                                              ---------     ----------
          Total current liabilities . . . .     242,632        285,412

Long-term liabilities:
  Credit facilities . . . . . . . . . . . .     186,990          --
  9% Senior Euro Notes, due 2007. . . . . .       --           207,816
  Deferred tax liabilities. . . . . . . . .       4,348            761
  Other . . . . . . . . . . . . . . . . . .      23,282         17,960
                                              ---------     ----------
          Total liabilities . . . . . . . .     457,252        511,949

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    32,178,613 and 31,762,077 shares
    issued and outstanding as of
    June 30, 2004 and December 31,
    2003, respectively. . . . . . . . . . .         322            318
  Additional paid-in capital. . . . . . . .     532,803        519,438
  Deferred stock compensation . . . . . . .     (21,021)       (21,649)
  Retained deficit. . . . . . . . . . . . .     (60,365)       (59,346)
  Stock held by subsidiary. . . . . . . . .     (33,062)       (12,846)
  Stock held in trust . . . . . . . . . . .        (230)          (460)
  Accumulated other comprehensive income. .       6,927          5,536
                                              ---------     ----------
          Total stockholders' equity. . . .     425,374        430,991
                                              ---------     ----------
                                              $ 882,626        942,940
                                              =========     ==========
















       See accompanying notes to consolidated financial statements.

<table>                                  JONES LANG LASALLE INCORPORATED
                          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                                THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                       ($ in thousands, except share data)
                                                   (UNAUDITED)
                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
                                                   --------------------------     --------------------------
                                                      2004            2003           2004            2003
                                                   ----------      ----------     ----------      ----------
Revenue:
  Fee based services. . . . . . . . . . . . .      $  259,556         210,105        476,596         394,966
  Equity in earnings (losses) from
    unconsolidated ventures . . . . . . . . .           6,916            (285)         9,039            (205)
  Other income. . . . . . . . . . . . . . . .           4,438           3,737          8,061           6,708
                                                   ----------      ----------     ----------      ----------
        Total revenue . . . . . . . . . . . .         270,910         213,557        493,696         401,469

Operating expenses:
  Compensation and benefits, excluding
    non-recurring and restructuring
    charges . . . . . . . . . . . . . . . . .         175,385         139,100        330,450         269,778
  Operating, administrative and other,
    excluding non-recurring and
    restructuring charges . . . . . . . . . .          66,254          58,284        130,331         112,669
  Depreciation and amortization . . . . . . .           7,941           9,286         16,243          18,976
  Non-recurring and restructuring charges
   (credits):
    Compensation and benefits . . . . . . . .              73            (143)          (137)           (587)
    Operating, administrative and other . . .            (983)          4,240           (793)          4,740
                                                   ----------      ----------     ----------      ----------
        Total operating expenses. . . . . . .         248,670         210,767        476,094         405,576

        Operating income (loss) . . . . . . .          22,240           2,790         17,602          (4,107)

Interest and other costs:
  Interest expense, net of interest income. .           3,642           4,935          7,456           9,018
  Loss on extinguishment of Euro Notes. . . .          11,561           --            11,561           --
                                                   ----------      ----------     ----------      ----------
        Total interest and other costs. . . .          15,203           4,935         19,017           9,018

        Income (loss) before provision
          (benefit) for income taxes. . . . .           7,037          (2,145)        (1,415)        (13,125)

Net provision (benefit) for income taxes. . .           1,970            (730)          (396)         (4,463)
                                                   ----------      ----------     ----------      ----------
Net income (loss) . . . . . . . . . . . . . .      $    5,067          (1,415)        (1,019)         (8,662)
                                                   ==========      ==========     ==========      ==========




                                         JONES LANG LASALLE INCORPORATED
                    CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED

                                THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                       ($ in thousands, except share data)
                                                   (UNAUDITED)


                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
                                                   --------------------------     --------------------------
                                                      2004            2003           2004            2003
                                                   ----------      ----------     ----------      ----------

Other comprehensive income (loss),
 net of tax:
  Foreign currency translation
    adjustments . . . . . . . . . . . . . . .      $   (6,315)          3,207          1,391             130
  Minimum pension liability . . . . . . . . .           --              --             --             (9,057)
                                                   ----------      ----------     ----------      ----------
Comprehensive income (loss) . . . . . . . . .      $   (1,248)          1,792            372         (17,589)
                                                   ==========      ==========     ==========      ==========

Basic income (loss) per common share. . . . .      $     0.17           (0.05)         (0.03)          (0.28)
                                                   ==========      ==========     ==========      ==========
Basic weighted average shares outstanding . .      30,449,030      30,719,905     30,889,639      30,717,647
                                                   ==========      ==========     ==========      ==========

Diluted income (loss) per common share. . . .      $     0.16           (0.05)         (0.03)          (0.28)
                                                   ==========      ==========     ==========      ==========
Diluted weighted average shares
  outstanding . . . . . . . . . . . . . . . .      32,652,871      30,719,905     30,889,639      30,717,647
                                                   ==========      ==========     ==========      ==========















                          See accompanying notes to consolidated financial statements.

<table>                                  JONES LANG LASALLE INCORPORATED
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         SIX MONTHS ENDED JUNE 30, 2004
                                       ($ in thousands, except share data)
                                                   (UNAUDITED)


                                                                                         Accumu-
                                                                                Shares   lated
                                        Additi-   Deferred            Shares    Held in  Other
                      Common Stock      tional      Stock   Retained  Held by   Trust    Compre-
                   -------------------  Paid-In    Compen-  Earnings   Subsi-    and     hensive
                      Shares    Amount  Capital    sation   (Deficit)  diary    Other    Income      Total
                    ----------  ------  --------  --------  --------- --------  -------  -------   --------

Balances at
 December 31,
 2003 . . . . . . . .31,762,077  $318   519,438   (21,649)   (59,346) (12,846)     (460)   5,536    430,991

Net loss. . . . . . .    --       --      --        --        (1,019)   --        --       --        (1,019)
Shares issued in
 connection with
 stock option
 plan . . . . . . . .  302,884      3     4,436     --         --       --        --       --         4,439
Restricted stock:
  Shares granted. . .    --       --      7,496    (7,496)     --       --        --       --         --
  Amortization
   of granted
   shares . . . . . .    --       --      --        2,696      --       --        --       --         2,696
Stock purchase
 programs:
  Shares
  issued. . . . . . .  111,767      1     1,980     --         --       --        --       --         1,981






                                         JONES LANG LASALLE INCORPORATED
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                         SIX MONTHS ENDED JUNE 30, 2004
                                       ($ in thousands, except share data)
                                                   (UNAUDITED)


                                                                                         Accumu-
                                                                                Shares   lated
                                        Additi-   Deferred            Shares    Held in  Other
                      Common Stock      tional      Stock   Retained  Held by   Trust    Compre-
                   -------------------  Paid-In    Compen-  Earnings   Subsi-    and     hensive
                      Shares    Amount  Capital    sation   (Deficit)  diary    Other    Income      Total
                    ----------  ------  --------  --------  --------- --------  -------  -------   --------
Stock compensation
 programs:
  Shares issued . . .    3,532    --        511     --         --       --        --       --           511
  Shares repur-
   chased for
   payment of
   taxes. . . . . . .   (1,647)   --        (16)    --         --       --        --       --           (16)
  Amortization
   of granted
   shares . . . . . .    --       --      --        4,386      --       --        --       --         4,386
  Reduction in
   stock compen-
   sation grants
   outstanding. . . .    --       --     (1,042)    1,042      --       --        --       --         --
Distribution of
  shares held in
  trust . . . . . . .    --       --      --        --         --       --          230    --           230
Shares held by
  subsidiary. . . . .    --       --      --        --         --     (20,216)    --       --       (20,216)
Cumulative effect
  of foreign
  currency trans-
  lation adjust-
  ments . . . . . . .    --       --      --        --         --       --        --       1,391      1,391
                    ----------   ----   -------   -------   --------  -------   -------   ------    -------
Balances at
  June 30, 2004 . . .32,178,613  $322   532,803   (21,021)   (60,365) (33,062)     (230)   6,927    425,374
                    ==========   ====   =======   =======   ========  =======   =======   ======    =======





                          See accompanying notes to consolidated financial statements.

                      JONES LANG LASALLE INCORPORATED
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                  SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                             ($ in thousands)
                                (UNAUDITED)



                                                   2004        2003
                                                ----------  ----------
Cash flows from operating activities:
  Cash flows from earnings:
    Net loss. . . . . . . . . . . . . . . . .   $   (1,019)     (8,662)
    Reconciliation of net loss to
     net cash provided by earnings:
      Depreciation and amortization . . . . .       16,243      18,976
      Equity in (earnings) loss . . . . . . .       (9,039)        205
      Operating distributions from real
        estate ventures . . . . . . . . . . .        6,721       1,619
      Provision for loss on receivables and
        other assets. . . . . . . . . . . . .         (170)      6,012
      Amortization of deferred compensation .        7,936       6,157
      Amortization of debt issuance costs . .        2,040         800
                                                ----------  ----------
        Net cash provided by earnings . . . .       22,712      25,107

    Cash flows from changes in
     working capital:
      Receivables . . . . . . . . . . . . . .       25,665      41,314
      Prepaid expenses and other assets . . .       (8,100)    (11,799)
      Deferred tax assets . . . . . . . . . .       (8,966)     (2,122)
      Accounts payable, accrued liabilities
        and accrued compensation. . . . . . .      (47,448)    (62,605)
                                                ----------  ----------
        Net cash flows from changes in
          working capital . . . . . . . . . .      (38,849)    (35,212)
                                                ----------  ----------

        Net cash used in operating
          activities. . . . . . . . . . . . .      (16,137)    (10,105)

  Cash flows used in investing activities:
    Net capital additions - property and
      equipment . . . . . . . . . . . . . . .      (10,441)     (9,035)
    Other acquisitions and investments,
      net of cash balances assumed. . . . . .        --         (1,100)
    Investments in real estate ventures:
      Capital contributions and advances to
       real estate ventures . . . . . . . . .       (4,800)     (1,783)
      Distributions, repayments of advances
       and sale of investments. . . . . . . .       11,383       4,534
                                                ----------  ----------
        Net cash used in investing
          activities. . . . . . . . . . . . .       (3,858)     (7,384)

                      JONES LANG LASALLE INCORPORATED
             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                  SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                             ($ in thousands)
                                (UNAUDITED)



                                                   2004        2003
                                                ----------  ----------
Cash flows provided by (used in) financing
 activities:
  Proceeds from borrowings under credit
    facilities. . . . . . . . . . . . . . . .      310,031     212,107
  Repayments of borrowings under credit
    facilities. . . . . . . . . . . . . . . .     (112,160)   (195,792)
  Redemption of Euro Notes, net of costs. . .     (203,209)      --
  Shares repurchased for payment of
    taxes on stock awards . . . . . . . . . .        --           (767)
  Shares repurchased under share repurchase
    program . . . . . . . . . . . . . . . . .      (20,216)      --
  Common stock issued under stock option
    plan and stock purchase programs. . . . .        6,906       1,462
                                                ----------  ----------
        Net cash provided by (used in)
          financing activities. . . . . . . .      (18,648)     17,010
                                                ----------  ----------
        Net decrease in cash and
          cash equivalents. . . . . . . . . .      (38,643)       (479)

Cash and cash equivalents,
  beginning of period . . . . . . . . . . . .       63,105      13,654
                                                ----------  ----------
Cash and cash equivalents, end of period. . .   $   24,462      13,175
                                                ==========  ==========

Supplemental disclosure of cash flow
 information:

  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . .   $    8,340      10,230
    Taxes, net of refunds . . . . . . . . . .        4,468       7,507

























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


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      INTERIM INFORMATION

      Our consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for the Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on clients' returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients. As such, the results for the periods ended June 30, 2004 and 2003 are not indicative of the results to be obtained for the full fiscal year.

      EARNINGS PER SHARE

      For the three months ended June 30 2004, we calculated basic earnings per share using basic weighted average shares outstanding of 30.4 million and diluted earnings per share using diluted weighted average shares outstanding of 32.7 million. The increase of 2.3 million in weighted average shares outstanding reflects the dilutive effect of common stock equivalents, which include shares to be issued under our employee stock compensation programs and outstanding stock options whose exercise price was less than the average price of our stock during the period. For the three months ended June 30, 2003, we calculated the basic and diluted loss per share using basic weighted average shares outstanding of 30.7 million. As a result of the net loss incurred in this period last year, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive.

      For the six months ended June 30, 2004 and 2003, we calculated basic and diluted losses per common share using basic weighted average shares outstanding of 30.9 million and 30.7 million, respectively. As a result of the net losses incurred for these periods, diluted weighted average shares outstanding do not give effect to common stock equivalents, since to do so would be anti-dilutive. These common stock equivalents consist principally of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods.

      In accordance with our share repurchase program, shares repurchased are not cancelled but are held by one of our subsidiaries. Repurchased shares are included in our equity account, but are excluded from our earnings per share calculation. As such, we did not include in weighted average shares outstanding shares repurchased in the following periods:

                  2002        300,000
                  2003        400,000
                  2004        806,600

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

      Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability, since local statutory tax rates range from 10% to 42% in the countries in which we have significant operations. We evaluate our estimated full year effective tax rate on a quarterly basis to reflect forecasted changes in: (i) our geographic mix of income, (ii) legislative actions on statutory tax rates, (iii) the impact of tax planning to reduce losses in jurisdictions where we cannot recognize the tax benefit of those losses, and (iv) tax planning for jurisdictions affected by double taxation. We continuously seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate. We reflect the benefit from tax planning actions when we believe it is probable that they will be successful, which usually requires that certain actions have been initiated. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. Based on our forecasted results, we have estimated an effective tax rate of 28% for 2004. While there can be no assurance that we will achieve an effective tax rate of 28% in 2004, we believe that this is an achievable rate due to the impact of consistent and effective tax planning. For the six months ended June 30, 2003, we used an estimated effective tax rate of 34% on recurring operations. We ultimately achieved an effective tax rate of 27.7% on recurring operations in 2003, which excluded: (i) a specific tax benefit of $2.2 million related to non-recurring and restructuring items, and (ii) a tax benefit of $3.0 million related to a write-down of an e-commerce investment taken as a restructuring action in 2001, which was not originally expected to be deductible, but which, as a result of actions undertaken in 2003, was deemed deductible.

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

                                 Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                                -------------------  --------------------
                                  2004       2003       2004       2003
                                --------   --------   --------   --------
      Net income (loss),
        as reported . . . . .   $  5,067     (1,415)    (1,019)    (8,662)
      Add: Stock-based employee
        compensation expense
        included in reported
        net income (loss),
        net of related tax
        effects . . . . . . .      3,687      1,958      6,157      3,753
      Deduct: Total stock-
        based employee
        compensation expense
        determined under fair
        value based method
        for all awards,
        net of related tax
        effects . . . . . . .     (4,529)    (2,496)    (7,210)    (4,670)
                                --------   --------   --------   --------
      Pro forma net income
        (loss). . . . . . . .   $  4,225     (1,953)    (2,072)    (9,579)
                                ========   ========   ========   ========
      Net income (loss)
       per share:
        Basic - as reported .   $   0.17      (0.05)     (0.03)     (0.28)
                                ========   ========   ========   ========
        Basic - pro forma . .   $   0.14      (0.06)     (0.07)     (0.31)
                                ========   ========   ========   ========

        Diluted - as reported   $   0.16      (0.05)     (0.03)     (0.28)
                                ========   ========   ========   ========
        Diluted - pro forma .   $   0.13      (0.06)     (0.07)     (0.31)
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

      As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage foreign currency risk. At June 30, 2004, we had forward exchange contracts in effect with a gross notional value of $261.1 million ($190.0 million on a net basis) and a market and carrying loss of approximately $55,000.

      In the past, we have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We did not use any interest rate swap agreements in 2003 or in the first six months of 2004 and there were no such agreements outstanding as of June 30, 2004.

      We require that hedging derivative instruments be effective in reducing the exposure that they are designated to hedge, which is necessary in order to qualify for hedge accounting treatment. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with changes in unrealized gains or losses recognized currently in earnings.

      We hedge any foreign currency exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that we recognize unrealized gains and losses on these derivatives currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on our earnings during the three and six months ended June 30, 2004 of the unrealized gain on foreign currency contracts, offset by the loss resulting from re-measurement of foreign currency transactions, was not significant.

      In connection with a previous investment in an unconsolidated real estate venture, we were granted certain residual "Common Share Purchase Rights" that gave us the ability to purchase shares in a publicly traded real estate investment trust at a fixed price. These rights, which extended through April of 2008, were a non-hedging derivative instrument and should have been recorded at fair value as part of the adoption of SFAS 133 effective January 1, 2001, with subsequent changes in fair value reflected in equity earnings. The initial accounting for these common share purchase rights through June 30, 2003 was not in accordance with the rules of SFAS 133 due to an inadvertent error as a result of the complexity of this unique derivative. The fair value of these common share purchase rights was recorded in the third quarter of 2003. We determined fair value through the use of the Black Scholes option pricing model. The fair value of these common share purchase rights at December 31, 2003 was $1.4 million. During the first quarter of 2004, market conditions became favorable for us to begin disposing of these common share purchase rights. The disposition began during the last few trading days of the first quarter of 2004 and was completed during the first few trading days of the second quarter. We recorded an increase in fair value of $220,000 to equity earnings during the first quarter, based on the net disposition gain, as the net sales proceeds were our best estimate of the current value of the common share purchase rights. We do not own any other instruments of this nature.

      REVENUE RECOGNITION

      We recognize advisory and management fees in the period in which we perform the service. Transaction commissions are recognized as income when we provide the service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies are satisfied. Development management fees are generally recognized as billed, which we believe approximates the "percentage of completion" method of accounting. Incentive fees are generally tied to some form of contractual milestone and are recorded in accordance with the specific terms of the underlying compensation agreement. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB 104, provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB 101, as amended by SAB 104.

      In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses we incur on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. We report on a gross basis contracts that provide a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. When the fee structure is comprised of at least two distinct elements, namely (i) the fixed management fee and
(ii) a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client, we will account for the contract on a net basis. This means we include the fixed management fee in reported revenues and we net the reimbursement against expenses. This characterization is based on the following factors which define us as an agent rather than a principal: (i) the property owner generally has the authority over hiring practices and the approval of payroll prior to payment by Jones Lang LaSalle; (ii) Jones Lang LaSalle in certain situations is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) Jones Lang LaSalle generally earns no margin in the arrangement, obtaining reimbursement only for actual costs incurred. The majority of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated $101.7 million and $93.0 million for the three months ended June 30, 2004 and 2003, respectively. Such costs aggregated $206.9 million and $190.9 million for the six months ended June 30, 2004 and 2003, respectively. This treatment has no impact on operating income (loss), net income (loss) or cash flows.

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

      In the third quarter of 2001 we established a reserve of $1.6 million to cover our exposures resulting from the insolvency of HIH Insurance Ltd. ("HIH"), one of our former insurance providers. HIH provided public liability coverage to the Australian operations of Jones Lang Wootton for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring at properties for which we had property management responsibilities. As of June 30, 2004, $0.5 million of the reserve established remains to cover claims which would have been covered by the insurance provided by HIH. Although there can be no assurance, we believe this reserve is adequate to cover any remaining claims and expenses resulting from the HIH insolvency. Due to the nature of the claims covered by this insurance, it is possible that future claims may be made.

(2)   BUSINESS SEGMENTS

      We manage our business along a combination of functional and geographic lines. We report our operations as four business segments: (i) Investment Management, which offers Real Estate Money Management services on a global basis, and the three geographic regions of Investor and Occupier Services ("IOS"): (ii) Americas, (iii) Europe and (iv) Asia Pacific, each of which offers our full range of Real Estate Investors Services, Real Estate Capital Markets and Real Estate Occupier Services. The Investment Management segment provides Real Estate Money Management services to institutional investors and high-net-worth individuals. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "implementation services") and property management, facilities management services and project and development services (collectively "management services").

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

      The following table summarizes unaudited financial information by business segment for the three and six months ended June 30, 2004 and 2003 ($ in thousands):

                                      SEGMENT OPERATING RESULTS
                             ------------------------------------------
                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                     JUNE 30,             JUNE 30,
                              --------------------  -------------------
                                 2004       2003      2004       2003
                               --------   --------  --------   --------
      INVESTOR AND OCCUPIER
       SERVICES -
       AMERICAS
        Revenue:
          Implementation
            services. . . . .  $ 37,917     23,778    61,993     45,379
          Management services    41,305     41,352    79,296     78,320
          Equity earnings . .     --         --          467      --
          Other services. . .     1,465      1,301     2,742      2,187
          Intersegment
            revenue . . . . .       299        270       381        339
                               --------   --------  --------   --------
                                 80,986     66,701   144,879    126,225

                                      SEGMENT OPERATING RESULTS
                             ------------------------------------------
                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                     JUNE 30,             JUNE 30,
                              --------------------  -------------------
                                 2004       2003      2004       2003
                               --------   --------  --------   --------
        Operating expenses:
          Compensation,
            operating and
            administrative
            expenses. . . . .    69,925     59,455   131,040    115,871
          Depreciation and
            amortization. . .     3,361      4,550     7,024      9,209
                               --------   --------  --------   --------
              Operating
                income  . . .  $  7,700      2,696     6,815      1,145
                               ========   ========  ========   ========

       EUROPE
        Revenue:
          Implementation
            services. . . . .  $ 75,971     56,099   141,602    104,888
          Management services    24,326     23,996    46,724     44,916
          Other services. . .     2,077      1,917     3,956      3,510
                               --------   --------  --------   --------
                                102,374     82,012   192,282    153,314
        Operating expenses:
          Compensation,
            operating and
            administrative
            expenses. . . . .    94,626     76,825   183,656    146,806
          Depreciation and
            amortization. . .     2,676      2,781     5,455      5,546
                               --------   --------  --------   --------
              Operating
                income. . . .  $  5,072      2,406     3,171        962
                               ========   ========  ========   ========

       ASIA PACIFIC
        Revenue:
          Implementation
            services. . . . .  $ 30,233     22,062    49,406     37,067
          Management services    21,271     18,839    41,933     35,934
          Other services. . .       409        341       757        804
                               --------   --------  --------   --------
                                 51,913     41,242    92,096     73,805
        Operating expenses:
          Compensation,
            operating and
            administrative
            expenses. . . . .    49,238     39,238    92,432     75,095
          Depreciation and
            amortization. . .     1,587      1,635     3,143      3,579
                               --------   --------  --------   --------
              Operating
                income (loss)  $  1,088        369    (3,479)    (4,869)
                               ========   ========  ========   ========

                                      SEGMENT OPERATING RESULTS
                             ------------------------------------------
                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                     JUNE 30,             JUNE 30,
                              --------------------  -------------------
                                 2004       2003      2004       2003
                               --------   --------  --------   --------
       INVESTMENT MANAGEMENT -
        Revenue:
          Implementation and
            other services. .  $  3,454        531     4,918      2,328
          Advisory fees . . .    24,325     23,609    50,021     45,763
          Incentive fees. . .     1,243         17     1,311        578
          Equity earnings . .     6,914       (285)    8,570       (205)
                               --------   --------  --------   --------
                                 35,936     23,872    64,820     48,464
        Operating expenses:
          Compensation,
            operating and
            administrative
            expenses. . . . .    28,149     22,136    54,034     45,014
          Depreciation and
            amortization. . .       317        320       621        642
                               --------   --------  --------   --------
              Operating
                income. . . .  $  7,470      1,416    10,165      2,808
                               ========   ========  ========   ========

      Total segment revenue .  $271,209    213,827   494,077    401,808
      Intersegment revenue
        eliminations. . . . .      (299)      (270)     (381)      (339)
                               --------   --------  --------   --------
              Total revenue .  $270,910    213,557   493,696    401,469
                               ========   ========  ========   ========

      Total segment operating
        expenses. . . . . . .  $249,879    206,940   477,405    401,762
      Intersegment operating
        expense eliminations.      (299)      (270)     (381)      (339)
                               --------   --------  --------   --------
              Total operating
                expenses before
                non-recurring
                charges . . .  $249,580    206,670   477,024    401,423
                               ========   ========  ========   ========
              Non-recurring
                charges
                (credits) . .  $   (910)     4,097      (930)     4,153
                               ========   ========  ========   ========

              Operating
                income (loss)  $ 22,240      2,790    17,602     (4,107)
                               ========   ========  ========   ========

(3)   NON-RECURRING AND RESTRUCTURING CHARGES

      For the three and six months ended June 30, 2004, we recorded credits of $910,000 and $930,000, respectively, to non-recurring expense. For the three and six months ended June 30, 2003, we recorded charges of $4.1 million and $4.2 million, respectively, to non-recurring expense. This activity consists of the following elements ($ in thousands):

                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                              --------------------  -------------------
                                 2004       2003      2004       2003
                               --------   --------  --------   --------
      Non-Recurring &
      Restructuring
      ----------------
      Land Investment and
        Development Group . .  $ (1,279)     --       (1,279)     --

      Insolvent Insurance
        Providers . . . . . .     --          (606)    --          (606)

      Abandonment of Property
       Management Accounting
       System:
        Compensation &
          Benefits. . . . . .        76        113        76        113
        Operating, Adminis-
          trative & Other . .       163      4,822       353      4,822

      2001 Global Restructuring
       Program:
        Compensation &
          Benefits. . . . . .        (3)        82       (38)        82
        Operating, Adminis-
          trative & Other . .     --         --        --         --

      2002 Global Restructuring
       Program:
        Compensation &
          Benefits. . . . . .     --          (338)     (175)      (782)
        Operating, Adminis-
          trative & Other . .       133         24       133        524
                               --------   --------  --------   --------
      Total Non-Recurring &
        Restructuring . . . .  $   (910)     4,097      (930)     4,153
                               ========   ========  ========   ========


      LAND INVESTMENT AND DEVELOPMENT GROUP

      As part of our broad based business restructuring in the second half of 2001, we disposed of our Americas Development Group, although we retained an interest in certain investments the group had originated. In the second quarter of 2004 we liquidated the final Development Group investment and recorded a gain of $1.3 million to non-recurring expense. It is possible that future credits may be recorded relating to this disposal, dependent upon future business performance. However, we do not believe that there will be any future charges related to this disposal. There were no similar transactions for the three and six months ended June 30, 2003.

      Included in investments in and loans to real estate ventures at June 30, 2004 and December 31, 2003 is the net book value of the three remaining Land Investment Group investments of $2.0 million. We have provided guarantees associated with this investment portfolio of $738,000, which we currently do not expect to be required to fund. We expect to liquidate these investments by the end of 2006.

      INSOLVENT INSURANCE PROVIDERS

      As part of our broad based business restructuring in the second half of 2001, we recorded $1.9 million against our exposure to insolvent insurance providers, of which $1.6 million related to approximately 30 claims that were covered by an insolvent Australian insurance provider, HIH Insurance Limited ("HIH"). As a result of favorable developments, in the second quarter of 2003 we reduced the reserve by $0.6 million. This credit was recorded to non-recurring expense in the second quarter of 2003. As of June 30, 2004, $0.5 million of the reserve established remains to cover claims which would have been covered by the insurance provided by HIH. Although there can be no assurance, we believe this reserve is adequate to cover any remaining claims and expenses resulting from the HIH insolvency.

      ABANDONMENT OF PROPERTY MANAGEMENT ACCOUNTING SYSTEM

      In the second quarter of 2003, we completed a feasibility analysis of a property management accounting system that was in the process of being implemented in Australia. As a result of the review, we concluded that the potential benefits from successfully correcting deficiencies in the system that would allow it to be implemented throughout Australia were not justified by the costs that would have to be incurred to do so. As a result of this decision, we recorded a charge of $5.1 million to non-recurring expense in 2003. The charge of $5.1 million includes $113,000 related to severance costs of personnel who worked exclusively on the system and $218,000 for professional fees associated with pursuing litigation against the consulting firm that was responsible for the design and implementation of this system. For the three and six months ended June 30, 2004, we recorded an additional $163,000 and $353,000, respectively, to non-recurring expense for legal expenses incurred in connection with this litigation. We anticipate incurring additional litigation expenses over the balance of the year as we continue to move through the litigation process. In addition, we incurred $76,000 in the same periods for additional severance costs. We implemented a transition plan to an existing alternative system and have used this system from July 1, 2003.

      BUSINESS RESTRUCTURING

      Business restructuring charges include severance and professional fees associated with the realignment of our business. In 2001, the Asia Pacific business underwent a realignment from a traditional geographic structure to one that is managed according to business lines. In addition, in the second half of 2001 we implemented a broad based restructuring of our global business that reduced headcount by approximately nine percent. The total charge for the full year of 2001 for estimated severance and related costs was $43.9 million. Included in the $43.9 million was $40.0 million of severance costs and approximately $3.0 million of professional fees. The balance of $900,000 included relocation and other severance related expenses. Of the estimated $43.9 million (adjusted down to $42.5 million for reasons stated below), $41.8 million had been paid at June 30, 2004, with a further $0.7 million to be paid over the next several years as required by labor laws.

      In December 2002, we reduced our workforce by four percent to meet expected global economic conditions. As such, we recorded $12.7 million in non-recurring compensation and benefits expense related to severance and certain professional fees, and $632,000 in non-recurring operating, administrative and other expense in 2002, primarily related to the lease cost of excess space. Of the estimated $12.7 million (adjusted down to $10.4 million in 2003 for reasons stated below), $9.7 million had been paid at June 30, 2004, with the remaining $0.7 million to be paid by the end of 2004.

      The actual costs incurred related to these business restructurings have varied by individual from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law, developments in the underlying business resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions. As a result of the above, we have recorded an additional expense of $130,000 to non-recurring for the three months ended June 30, 2004 and for the six months ended June 30, 2004 have recorded a credit of $80,000 back to non-recurring.

      As mentioned in Note 2, our measure and discussion of segment operating results excludes non-recurring and restructuring charges. The following table displays the net charges (credits) by segment for the three and six months ended June 30, 2004 and 2003 ($ in thousands):

                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                              --------------------  -------------------
                                 2004       2003      2004       2003
                               --------   --------  --------   --------
      Non-Recurring &
      Restructuring
      ---------------
      Investor and Occupier
       Services:
        Americas. . . . . . .  $ (1,282)     --       (1,457)     --
        Europe. . . . . . . .        40       (352)        5       (296)
        Asia Pacific. . . . .       332      4,449       522      4,449
      Investment Management .     --         --        --         --
      Corporate . . . . . . .     --         --        --         --
                               --------   --------  --------   --------
      Total Non-Recurring &
       Restructuring. . . . .  $   (910)     4,097      (930)     4,153
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

      We have $342.6 million of unamortized intangibles and goodwill as of June 30, 2004, that are subject to the provisions of SFAS 142. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $342.6 million of unamortized intangibles and goodwill, $331.8 million represents goodwill with indefinite useful lives, which we ceased amortizing January 1, 2002. The remaining $10.8 million of identified intangibles (principally representing management contracts acquired) will be amortized over their remaining definite useful lives (with a maximum of three years remaining).

      The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

                      Investor and Occupier Services  Invest-
                      ------------------------------   ment
                                             Asia     Manage-   Consol-
                       Americas   Europe   Pacific     ment     idated
                       --------  --------  --------  --------  --------
Gross Carrying
Amount
--------------
Balance as of
  January 1, 2004 . . .$179,354    65,200    93,577    34,192   372,323

Impact of exchange
  rate movements. . . .     (74)      344    (3,216)      462    (2,484)
                       --------  --------  --------  --------  --------
Balance as of
  June 30, 2004 . . . .$179,280    65,544    90,361    34,654   369,839

Accumulated
Amortization
------------
Balance as of
  January 1, 2004 . . .$(15,531)   (5,254)   (6,619)  (10,765)  (38,169)

Impact of exchange
  rate movements. . . .      69       (59)      232       (75)      167
                       --------  --------  --------  --------  --------
Balance as of
  June 30, 2004 . . . .$(15,462)   (5,313)   (6,387)  (10,840)  (38,002)

Net book value as
  of June 30, 2004. . .$163,818    60,231    83,974    23,814   331,837
                       ========  ========  ========  ========  ========

      The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with definite useful lives as well as estimated future amortization expense ($ in thousands, unless otherwise noted).

                      Investor and Occupier Services  Invest-
                      ------------------------------   ment
                                             Asia     Manage-   Consol-
                       Americas   Europe   Pacific     ment     idated
                       --------  --------  --------  --------  --------
Gross Carrying
Amount
--------------
Balance as of
 January 1, 2004. . . .$ 39,364       911     3,057     5,318    48,650

Impact of exchange
 rate movements . . . .   --           18      (214)      103       (93)
                       --------  --------  --------  --------  --------
Balance as of
 June 30, 2004. . . . .$ 39,364       929     2,843     5,421    48,557


                      Investor and Occupier Services  Invest-
                      ------------------------------   ment
                                             Asia     Manage-   Consol-
                       Americas   Europe   Pacific     ment     idated
                       --------  --------  --------  --------  --------
Accumulated
Amortization
------------
Balance as of
 January 1, 2004. . . .$(27,274)     (598)   (2,006)   (5,318)  (35,196)

Amortization expense
 - Q1 . . . . . . . . .  (1,192)      (29)      (97)    --       (1,318)
 - Q2 . . . . . . . . .  (1,189)      (29)      (91)    --       (1,309)
Impact of exchange
 rate movements . . . .     (11)      (12)      152      (103)       26
                       --------  --------  --------  --------  --------
Balance as of
 June 30, 2004. . . . .$(29,666)     (668)   (2,042)   (5,421)  (37,797)

Net book value as
 of June 30, 2004 . . .$  9,698       261       801     --       10,760
                       ========  ========  ========  ========  ========

      ESTIMATED ANNUAL AMORTIZATION EXPENSE
      Remaining 2004 Amortization               $2.6 million
      For Year Ended 12/31/05                   $4.7 million
      For Year Ended 12/31/06                   $3.2 million
      For Year Ended 12/31/07                   None

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

      ACCOUNTING AND DISCLOSURE BY GUARANTORS

      We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Company has not entered into, or modified, guarantees pursuant to the recognition provisions of FIN 45 that have had a significant impact on the financial statements during the three and six months ended June 30, 2004. Guarantees covered by the disclosure provisions of FIN 45 are discussed in the "Liquidity and Capital Resources" section within Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

      CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46-R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity. FIN 46-R replaces FASB Interpretation No. 46, which was issued in January 2003. The provisions of FIN 46-R were applied as required to all entities subject to the Interpretation effective the beginning of the quarter ended June 30, 2004. The adoption of FIN 46-R has not had a material impact on our financial statements.

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

      DEFINED BENEFIT PENSION PLAN DISCLOSURES

      In December 2003, the FASB issued Statement No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132-R"). SFAS 132-R revises the employers' disclosure requirements regarding defined benefit pension plans contained in the original FASB Statement No. 132; it does not change the measurement or recognition of those plans. SFAS 132-R also requires additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of these plans. SFAS 132-R is generally effective for fiscal years ending after December 15, 2003 for U.S. based plans, and applies to non-U.S. based plans for fiscal years ending after June 15, 2004. As our defined benefit pension plans are non-U.S. based, the additional disclosure required under SFAS 132-R will be required in our annual report for the year ended December 31, 2004.

(6)   RETIREMENT PLANS

      We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. On January 1, 2003 we curtailed the United Kingdom defined benefit plan and implemented a defined contribution plan. No gain or loss was required to be recognized as a result of the curtailment.

      In the twelve months ended December 31, 2003, we made $3.0 million of contributions to these plans, of which $0.5 million was contributed by June 30, 2003. Our estimated contributions to these plans for the twelve months ended December 31, 2004 are $4.0 million, $1.6 million of which has been contributed at June 30, 2004. The following table details the components of our net periodic pension cost.

                                                         Six Months Ended
                                                             June 30,
                                                       ------------------
                                                         2004       2003
                                                        ------     ------
      Net periodic pension cost:
        Employer service cost . . . . . . . . . . .     $1,399      1,084
        Interest cost on projected benefit
          obligations . . . . . . . . . . . . . . .      3,579      3,010
        Expected return on plan assets. . . . . . .     (4,395)    (3,284)
        Net amortization/deferrals. . . . . . . . .         17         16
        Recognized actual loss. . . . . . . . . . .       --          252
                                                        ------     ------
            Total net periodic pension cost . . . .     $  600      1,078
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

(7)   INVESTMENTS IN REAL ESTATE VENTURES

      We invest in certain real estate ventures that own and operate commercial real estate. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of the non-controlling ownership. We apply the provisions of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), when evaluating these investments for impairment, including impairment evaluations of the individual assets held by the investment funds. We recorded impairment charges to equity earnings of $228,000 in the first quarter of 2004, representing our equity share of the impairment charge against individual assets held by these funds. There were no similar charges in the second quarter of 2004. For the three and six months ended June 30, 2003, we recorded an impairment charge of $1.1 million in equity earnings, representing our equity share of the impairment in the period.

(8)   SHARE REPURCHASE

      On February 27, 2004, we announced that our Board of Directors had approved a share repurchase program. Under the program, we are authorized to repurchase up to 1.5 million shares of our outstanding common stock in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. We repurchased 806,600 shares under this program in the first six months of 2004 at an average share price of $25.06.

      The 2004 repurchase program replaces a program put in place in October 2002, under which we were authorized to repurchase up to 1 million shares. We repurchased 700,000 shares under the 2002 repurchase program.

      The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under the Firm's existing stock plans. In accordance with our share repurchase program, shares repurchased are not cancelled but are held by one of our subsidiaries. Repurchased shares are included equity account, but are excluded from our earnings per share calculation. As such, we did not include in weighted average shares outstanding shares repurchased in the following periods:

                  2002        300,000
                  2003        400,000
                  2004        806,600

(9)   REDEMPTION OF EURO NOTES

      On July 26, 2000, Jones Lang LaSalle Finance B.V., a wholly-owned subsidiary of Jones Lang LaSalle, issued 9% Senior Euro Notes with an aggregate principal amount of euro 165 million, due 2007 ("the Euro Notes"). On June 15, 2004, we redeemed all of the outstanding Euro Notes at a redemption price of 104.5% of principal. As a result of this redemption we incurred pre-tax expense of $11.6 million in the second quarter of 2004 consisting of the following ($ in thousands):

      Call premium paid on Euro Notes . . . . . . .    $  9,012
      Acceleration of unamortized debt
        issuance costs. . . . . . . . . . . . . . .    $  2,463
      Other costs . . . . . . . . . . . . . . . . .    $     86
                                                       --------
      Total Expense of Redemption of Euro Notes . .    $ 11,561
                                                       ========

      Given the redemption of the Euro Notes, we are no longer required to include Supplemental Condensed Consolidating Financial Statements within these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto for the three and six months ended June 30, 2004, included herein, and Jones Lang LaSalle's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003, which have been filed with the United States Securities and Exchange Commission as part of our 2003 Annual Report on Form 10-K and are also available on our website (www.joneslang lasalle.com).

      Management's Discussion and Analysis is presented in the following six sections:

      . Executive summary, including how we create value for our stakeholders,

      .     Results of Operations

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

      Our principal asset is the talent and the expertise of our people.
We seek to support our service-based culture through a compensation system that (1) rewards superior client service performance, not just transaction activity, and (2) includes a meaningful long-term compensation component. We invest in training and believe in optimizing our talent base by internal advancement. We believe that our people deliver our services with the experience and expertise to maintain a balance of strong profit margins for the Firm and competitive value-added pricing for our clients, while achieving competitive compensation levels.

      Our business is services, and therefore we are not capital intensive.

As a result, our profits also produce strong cash returns for our shareholders. Over the last three years, we have strategically used this cash primarily to: (1) significantly pay down debt; (2) purchase shares under our current share repurchase program; (3) invest for growth in important markets in New York, central and southern Europe, India and North Asia; and (4) co-invest in LaSalle Investment Management sponsored and managed funds. We believe value is enhanced by investing appropriately in growth opportunities, maintaining our market position in developed markets and in keeping our balance sheet strong.

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

      BUSINESSES

      REAL ESTATE INVESTOR SERVICES - The real estate services we offer range from client-critical basic best practice process services, such as property management, to sophisticated and complex transactional services, such as leasing, that maximize real estate values. The skill set required to succeed in this environment includes financial knowledge coupled with the delivery of market and property operating organizations, on-going technology investment, and strong cash controls as the business is a fiduciary for client funds. The revenue streams associated with process services have annuity characteristics and tend to be less impacted by underlying economic conditions. The revenue stream associated with the sophisticated and complex transactional services is generally transaction-specific and conditioned upon the successful completion of the transaction.

We compete in this area with traditional real estate and property firms. We differentiate ourselves on the basis of qualities such as our local presence aligned with our global platform, our research capability, our technology platform, and our ability to innovate via new products and services.

      REAL ESTATE OCCUPIER SERVICES - Our occupier services product offerings have leveraged our real estate services into best practice operations and process capabilities that we can offer corporate clients. The value added to clients is a transformation of their real estate assets into an integral part of their core business strategies, delivered at more effective cost. The Firm's client relationship model drives the business success as delivery of one product successfully sells the next and on-going services. The skill set required to succeed in this environment includes financial and project management, and for some products more technical skills such as engineering. We compete in this area with traditional real estate and property firms. We differentiate ourselves on the basis of qualities such as our integrated global platform, our research capability, our technology platform, and our ability to innovate via best practice products and services. Our strong strategic focus also provides a highly effective point of differentiation from our competitors. We have seen the demand for occupier services by global corporations increase, and we expect this trend to continue as these businesses seek to refocus on their core competencies.

      REAL ESTATE CAPITAL MARKETS - Our capital markets product offerings include institutional property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. The skill set required to succeed in this environment includes knowledge of real estate value and financial knowledge coupled with delivery of local market expertise as well as connections across geographic borders. Our investment banking services require client relationship skills and consulting capabilities as we act as our client's trusted advisor. The level of demand for these services is impacted by general economic conditions. Our fee structure is generally transaction-specific and conditioned upon the successful completion of the transaction. We compete with consulting and investment banking firms for corporate finance and capital markets transactions. We differentiate ourselves on the basis of qualities such as our global platform, our research capability, our technology platform, and our ability to innovate new products and services.

      MONEY MANAGEMENT - LaSalle Investment Management provides real estate money management services for large institutions, both in specialized funds and separate account vehicles, as well as for managers of funds. Investing money on behalf of clients requires not just asset selection, but also asset value activities to enhance the asset's performance. The skill set required to succeed in this environment includes knowledge of real estate values - opportunity identification (research), individual asset selection (acquisitions), asset value creation (portfolio management), and investor relations. Our competitors in this area tend to be quite different - investment banks, fund managers and other financial services firms - but they commonly lack the "on the ground" real estate expertise that our global platform provides. We are compensated for our services through a combination of recurring advisory fees that are asset-based, together with incentive fees based on the underlying investment return to our clients, which are generally recognized when agreed upon events or milestones are reached, and equity earnings realized at the exit of individual investments within funds. We have been successful in transitioning the mix of our fees for this business to the more annuity revenue category of advisory fees. Additionally, our strengthened balance sheet, and continued cash generation, position us for expansion in co-investment activity, which we believe will accelerate our growth in assets under management.


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

      REVENUE RECOGNITION - We recognize advisory and management fees in the period in which we perform the service. Transaction commissions are recognized as income when we provide the service unless future contin-gencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies have been satisfied.
Development management fees are generally recognized as billed, which we believe approximates the "percentage of completion" method of accounting. Incentive fees are generally tied to some form of contractual milestone and are recorded in accordance with the specific terms of the underlying compensation agreement. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), as amended by SAB 104, provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB 101, as amended by SAB 104.

      In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses we incur on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. A contract that provides a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such, is reported on a gross basis. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. When the fee structure is comprised of at least two distinct elements, namely (i) the fixed management fee and
(ii) a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client, we will account for the contract on a net basis. This means we include the fixed management fee in reported revenues and we net the reimbursement against expenses. We base this characterization on the following factors which define us as an agent rather than a principal: (i) the property owner generally has the authority over hiring practices and the approval of payroll prior to payment by Jones Lang LaSalle; (ii) Jones Lang LaSalle in certain situations is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) Jones Lang LaSalle generally earns no margin in the arrangement, obtaining reimbursement only for actual costs incurred. The majority of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated $101.7 million and $93.0 million for the three months ended June 30, 2004 and 2003, respectively. Such costs aggregated $206.9 million and $190.9 million for the six months ended June 30, 2004 and 2003, respectively. This treatment has no impact on operating income (loss), net income (loss) or cash flows.

      ACCOUNTS RECEIVABLE - We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments, with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables. These reserves are then reviewed on a quarterly basis by regional and global management to ensure that they are appropriate. As part of this review, we develop a range of potential reserves on a consistent formulaic basis. We would normally expect that the allowance would fall within this range. The table below sets out certain information regarding our accounts receivable, allowance for uncollectible accounts receivable, range of possible allowance and the bad debt expense we incurred for the six months ended June 30, 2004 and 2003 ($ in millions).

                                 Allowance
                       Accounts     for                            Year-
                      Receivable Uncollec-                        to-Date
             Gross    More Than    tible                           Bad
            Accounts   90 Days    Accounts    Maximum    Minimum   Debt
           Receivable  Past Due  Receivable  Allowance  Allowance Expense
           ---------- ---------- ----------  ---------  --------- -------

June 30,
 2004 . .    $ 236.5        8.0        6.0        7.0        3.5     2.3

June 30,
 2003 . .    $ 193.6        8.5        5.3        7.7        3.8     1.3


      The increase in bad debt expense recorded year-to-date when compared to last year relates to a disputed receivable in Europe in which a settlement of $700,000 was reached in the second quarter of 2004.

      PERIODIC ACCOUNTING FOR INCENTIVE COMPENSATION - An important part of our overall compensation package is incentive compensation, which we typically pay out to employees in the first quarter of the year after it is earned. In our interim financial statements we accrue for incentive compensation based on the percentage of revenue and compensation costs recorded to date relative to forecasted revenue and compensation costs for the full year, as substantially all incentive compensation pools are based upon revenues and profits. The impact of this incentive compensation accrual methodology is that we accrue the majority of our incentive compensation in the second half of the year, particularly in the fourth quarter. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees. In addition, we exclude from the standard accrual methodology incentive compensation pools that are not subject to the normal performance criteria.

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

      Previously we accounted for the current year impact of this program in the fourth quarter (namely, the enhancement, the deferral and the related amortization) because of the uncertainty around the terms and conditions of the stock ownership program and because the majority of our incentive compensation is accrued in the fourth quarter. Due to the maturity of the program and the commitment to its terms and conditions by the Company and the Compensation Committee of the Board of Directors, we decided to begin accounting for the earned portion of this compensation program on a quarterly basis, starting in the third quarter of 2003. We recognize the benefit of the stock ownership program in a manner consistent with the accrual of the underlying incentive compensation expense. As such, we reduced accrued incentive compensation expense by a net $2.6 million and $3.5 million for the three and six months ended June 30, 2004, respectively, reflecting the earned portion of the stock ownership program during this time. There was no similar reduction of accrued incentive compensation for the three and six months ended June 30, 2003.

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
                                             December 31,   December 31,
                                                2003           2002
                                             ------------   ------------
Deferral net of related
  amortization expense. . . . . . . . . . .     $6.7           $5.0

Decrease to deferred compensation
  in the first quarter of the
  following year. . . . . . . . . . . . . .     (0.4)          (0.4)

      The table below sets out the amortization expense related to the stock ownership program for the three and six months ended June 30, 2004 and 2003 ($ in millions):
                                 Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                               --------------------   -------------------
                                  2004       2003       2004       2003
                                --------   --------   --------   --------
Current compensation expense
  amortization for prior
  year programs . . . . . . .   $    2.2        1.7        4.2        3.3

Current deferral net of
  related amortization. . . .       (2.6)     --          (3.5)     --

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

      We invest in certain real estate ventures that own and operate commercial real estate. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of the non-controlling ownership. We apply the provisions of SFAS 144 when evaluating these investments for impairment, including impairment evaluations of the individual assets held by the investment funds. We recorded impairment charges in equity earnings of $228,000 in the first quarter of 2004, representing our equity share of the impairment charge against individual assets held by these funds. There were no similar charges in the second quarter of 2004. For the three and six months ended June 30, 2003, we recorded an impairment charge of $1.1 million in equity earnings representing our equity share of the impairment in the period.

      We apply FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when we account for goodwill and other intangible assets. SFAS 142 requires an annual impairment evaluation of intangibles with indefinite useful lives. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. For purposes of evaluating SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groups in Europe IOS. We determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit's carrying value. The result of the 2003 evaluation performed in the third quarter of 2003 was that the fair value of each reporting unit exceeded its carrying amount and therefore no impairment loss was recognized. There were no triggering events since that evaluation that would have required an impairment evaluation. We anticipate completing the 2004 annual impairment evaluation in the third quarter of 2004.

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

      Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability, as local statutory tax rates range from 10% to 42% in the countries in which we have significant operations. We evaluate our estimated full year effective tax rate on a quarterly basis to reflect forecast changes in (i) our geographic mix of income, (ii) legislative actions on statutory tax rates, (iii) the impact of tax planning to reduce losses in jurisdictions where we cannot recognize the tax benefit of those losses, and (iv) tax planning for jurisdictions affected by double taxation. We continuously seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate. We reflect the benefit from tax planning actions when we believe it is probable that they will be successful, which usually requires that certain actions have been initiated. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. Based on our forecasted results we have estimated an effective tax rate of 28% for 2004. While there can be no assurance that we will achieve an effective tax rate of 28% in 2004, we believe that this is an achievable rate due to the impact of consistent and effective tax planning. For the six months ended June 30, 2003, we used an estimated effective tax rate of 34% on recurring operations. We ultimately achieved an effective tax rate of 27.7% on recurring operations in 2003, which excluded; (i) a specific tax benefit of $2.2 million related to non-recurring and restructuring items, and (ii) a tax benefit of $3.0 million related to a write-down of an e-commerce investment taken as a restructuring action in 2001, which was not originally expected to be deductible, but which, as a result of actions undertaken in 2003, was deemed deductible.

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

..     HEALTH INSURANCE - We chose to self-insure our health benefits for all U.S. based employees for the first time in 2002, although we did purchase stop loss coverage to limit our exposure. We continue to purchase stop loss insurance on an annual basis. We made this decision because we believed that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we would incur reduced expense self-insuring our health benefits as opposed to purchasing health insurance through a third-party. We engage an actuary who specializes in health insurance to estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we employ the same actuary to estimate the required reserve for unpaid health costs for the current year that we would need at year-end. With regard to the year-end reserve, the actuary provides us with a point estimate, which we accrue; additionally we accrue a provision for adverse deviation. Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balance for the 2002 program is $351,000 at June 30, 2004. The reserve balance for the 2003 program at June 30, 2004 is $1.4 million. The table below sets out certain information related to the cost of this program for the three and six months ended June 30, 2004 and 2003 ($ in millions):
                                 Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                                 ------------------    ------------------
                                   2004       2003       2004       2003
                                  ------     ------     ------     ------
      Expense to Company. . .     $  3.9        3.2        7.7        6.2
      Employee contributions.        0.8        0.7        1.6        1.4
                                  ------     ------     ------     ------
      Total program cost. . .     $  4.7        3.9        9.3        7.6
                                  ======     ======     ======     ======

..     WORKERS' COMPENSATION INSURANCE - Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for workers' compensation insurance for a number of years. On a periodic basis we accrue using the various state rates based on job classifications, engaging on an annual basis in the third quarter, an independent actuary who specializes in workers' compensation to estimate our exposure based on actual experience. Given the significant judgemental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. In prior years, we have recorded an adjustment to revenues for the difference between the actuarial estimate and our reserve after the receipt of the actuary's report (usually in the third quarter). Given our considerable experience in this area, in the first quarter of 2003 we determined that we would accrue for the estimated adjustment to revenues on a periodic basis. The credit taken to revenue for the three months ended June 30, 2004 and 2003 was $500,000 and $433,000, respectively. The credit taken to revenue for the six months ended June 30, 2004 and 2003 was $1.0 million and $866,000, respectively. Due to the nature of workers' compensation claims, it may take several years for claims to be settled. The table below provides the reserve balance by plan year that we have established ($ in millions):

                                        June 30,   December 31,
                                          2004        2003
                                        --------   ------------
      2004. . . . . . . . . . . . .       $ 2.6          na
      2003. . . . . . . . . . . . .         2.7          4.5
      2002 and prior. . . . . . . .         2.0          2.6
                                          -----        -----
                                          $ 7.3          7.1
                                          =====        =====

..     CAPTIVE INSURANCE COMPANY - In order to better manage our global insurance program, and support our risk management efforts, we supplement our traditional insurance program by the use of a captive insurance company to provide professional indemnity insurance coverage on a "claims made" basis. In the past, we have utilized this in certain of our international operations, but effective March 31, 2004, as part of the renewal of our global professional indemnity insurance program, we expanded the scope of the use of the captive to provide coverage to our entire business. This expansion has increased the level of risk retained by our captive to up to $2.5 million per claim (dependent upon location) and up to $12.5 million in the aggregate. Professional indemnity insurance claims can be complex and take a number of years to resolve. We are required to estimate the ultimate cost of these claims. This estimate includes specific claim reserves that are developed on the basis of a review of the circumstances of the individual claim, which are updated on a periodic basis. In addition, given that the timeframe for these reviews may be lengthy, we also provide a reserve against the current year exposures on the basis of our historic loss ratio. The increase in the level of risk retained by the captive means that we would expect that the quantum and the volatility of our estimate of reserves will be increased over time. The table below provides the reserve balance, which relates to multiple years, that we have established as of ($ in millions):

      June 30, 2004 . . . . . . . . . . . . . . .    $ 3.9
      June 30, 2003 . . . . . . . . . . . . . . .    $ 1.9

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


RESULTS OF OPERATIONS

      THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2003

ITEMS AFFECTING COMPARABILITY OF RESULTS

      LASALLE INVESTMENT MANAGEMENT REVENUES

      Our real estate money management business is in part compensated through the receipt of incentive fees when investment performance exceeds agreed benchmark levels. Depending upon performance, these fees can be significant and will generally be recognized when agreed events or milestones are reached. Equity earnings from unconsolidated ventures may also vary substantially from period to period for a variety of reasons, including as a result of; (i) realized gains on asset dispositions, or (ii) incentive fees recorded as equity earnings, or (iii) impairment charges. The timing of recognition may impact comparability between quarters, in any one year, or compared to a prior year.

      FOREIGN CURRENCY

      We operate in a variety of currencies in 34 countries, but report our results in U.S. dollars. This means that our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility makes it more difficult to perform period-to-period comparisons of the reported results of operations. As an example, the euro, the pound sterling and the Australian dollar, each a currency used in a significant portion of our operations, were all considerably stronger during the first six months of 2004 compared to the same period in 2003. This means that for those businesses located in jurisdictions that utilize these currencies, the U.S. dollar reported revenues and expenses in the first six months of 2004 demonstrate an apparent growth rate that is not consistent with the real underlying growth rate in the local operations. In order to provide more meaningful period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition and results of operations, we have provided information about the impact of foreign currencies where we believe that it is necessary. In addition, set out below is guidance as to the key currencies that the Company does business in and their significance to reported revenues and operating results. The operating results sourced in pound sterling and U.S. dollars understates the profitability of the businesses in the United Kingdom and the United States of America because they include the locally incurred expenses of our global offices in London and Chicago, respectively, as well as the European regional office in London. The revenues and operating income of the global investment management business are allocated to their underlying currency, which means that this analysis may not be consistent with the performance of the geographic IOS segments. In particular, as incentive fees are earned by this business, there may be significant shifts in the geographic mix of revenues and operating income. The following table sets forth revenues and operating income (loss) derived from our most significant currencies ($ in millions, except for exchange rates).

                                    Austra-
                 Pound              lian        US
                Sterling    Euro    Dollar    Dollar     Other     Total
                --------  -------   -------   -------   -------   -------
REVENUES
 Q1, 2004 . .   $  50.5      43.5      17.6      77.9      33.3     222.8
 Q2, 2004 . .      56.2      48.2      23.4      94.3      48.8     270.9
                -------   -------   -------   -------   -------   -------
                $ 106.7      91.7      41.0     172.2      82.1     493.7
                =======   =======   =======   =======   =======   =======

 Q1, 2003 . .   $  37.7      37.2      13.7      70.0      29.3     187.9
 Q2, 2003 . .      43.9      36.5      18.7      75.9      38.6     213.6
                -------   -------   -------   -------   -------   -------
                $  81.6      73.7      32.4     145.9      67.9     401.5
                =======   =======   =======   =======   =======   =======

OPERATING
 INCOME (LOSS)
 Q1, 2004 . .   $  (2.5)      4.8      (1.5)     (3.4)     (2.0)     (4.6)
 Q2, 2004 . .       1.6       4.9       2.2       9.2       4.3      22.2
                -------   -------   -------   -------   -------   -------
                $  (0.9)      9.7       0.7       5.8       2.3      17.6
                =======   =======   =======   =======   =======   =======

 Q1, 2003 . .   $  (2.6)      2.9      (1.4)     (2.4)     (3.4)     (6.9)
 Q2, 2003 . .      (0.4)      0.1      (4.1)      1.9       5.3       2.8
                -------   -------   -------   -------   -------   -------
                $  (3.0)      3.0      (5.5)     (0.5)      1.9      (4.1)
                =======   =======   =======   =======   =======   =======

                                    Austra-
                 Pound              lian        US
                Sterling    Euro    Dollar    Dollar     Other
                --------  -------   -------   -------   -------

AVERAGE
 EXCHANGE
 RATES
 Q1, 2004 . .     1.842     1.246     0.764      N/A       N/A
 Q2, 2004 . .     1.829     1.215     0.694      N/A       N/A

 Q1, 2003 . .     1.600     1.075     0.595      N/A       N/A
 Q2, 2003 . .     1.624     1.140     0.644      N/A       N/A


      In order to provide more meaningful period-to-period comparison of the reported results, we have included the below table which details the movements in certain reported U.S. dollar lines of the Consolidated Statement of Earnings ($ in millions) (nm = not meaningful).

                   Three Months Ended
                         June 30,           Increase/          % Change
                   ------------------      (Decrease)          in Local
                       2004     2003     in U.S. Dollars       Currency
                      ------   ------   ----------------       --------

Total revenue . . .   $270.9    213.6      57.3    26.8%         21.2%
  Compensation &
    benefits. . . .    175.4    139.1      36.3    26.1%         19.9%
  Operating,
    administrative
    & other . . . .     66.3     58.3       8.0    13.7%          8.3%
  Depreciation &
    amortization. .      7.9      9.3      (1.4)  (15.1%)       (18.6%)
  Non-recurring . .     (0.9)     4.1      (5.0)     nm            nm
Total operating
 expenses . . . . .    248.7    210.8      37.9    18.0%         12.2%
                      ------    -----     -----    -----        ------

Operating income. .   $ 22.2      2.8      19.4      nm            nm
                      ======    =====     =====    =====        ======

                     Six Months Ended
                         June 30,           Increase/          % Change
                     ----------------      (Decrease)          in Local
                       2004     2003     in U.S. Dollars       Currency
                      ------   ------   ----------------       --------

Total revenue . . .   $493.7    401.5      92.2      23%         15.3%
  Compensation &
    benefits. . . .    330.5    269.8      60.7    22.5%         14.5%
  Operating,
    administrative
    & other . . . .    130.3    112.7      17.6    15.6%          8.1%
  Depreciation &
    amortization. .     16.2     19.0      (2.8)  (14.7%)       (19.8%)
  Non-recurring . .     (0.9)     4.1      (5.0)     nm            nm
Total operating
 expenses . . . . .    476.1    405.6      70.5    17.4%          9.7%
                      ------    -----     -----    -----        ------

Operating income
  (loss). . . . . .   $ 17.6     (4.1)     21.7      nm            nm
                      ======    =====     =====    =====        ======

REVENUE

      The increase in local currency revenues of 21.2% and 15.3% for the three and six months ended June 30, 2004, respectively, continues to reflect improved revenue performance across our business. This improvement is a result of increased transaction activity as a trend towards economic recovery around the world continues to restore client activity. The varying strength of this recovery means that our revenue performance differs by business line and region. For example, we continue to experience significant growth in India, but have yet to see any meaningful recovery in Germany. The Hotels business delivered excellent performance in all markets, and record revenues, as its global branding and platform have positioned it as the "advisor of choice" for key industry participants. In addition, the continuing strength of real estate as an investment class has increased opportunities for our investment management business to realize value for our clients. This has resulted in increased equity earnings where we co-invest alongside our clients as well as incentive fees. See below for additional discussion of our segment operating results.

OPERATING EXPENSES

      The increase in U.S. dollar operating expenses for the three and six months ended June 30, 2004 reflects the general strengthening of our key currencies against the U.S. dollar. Excluding the impact of movements in foreign currency exchange rates, the increase in operating expenses primarily relates compensation and benefits due to the timing impact of improved revenue performance that has resulted in significantly increased incentive compensation being accrued in the first half of the year when compared to the same period of 2003. Compensation and benefits expense has also increased as we continue to invest in growth markets to build on and strengthen our market presence.

      The increase in operating, administrative and other expense, exclusive of movements in foreign currency exchange rates, can be attributed to business and revenue generation related costs matching increased business activity. In addition, we incurred increased bad debt expense of about $1.0 million year-to-date when compared to the same period of 2003, primarily as a result of the settlement of a disputed receivable in Europe at a cost of $700,000.

      The most significant component of our non-recurring and restructuring expense for the three and six months ended June 30, 2004 is a credit of $1.3 million being the gain from the sale of the final asset within the Development Group portfolio, a business that was disposed of in 2001. It is possible that future credits may be recorded relating to the Development Group disposal, dependent upon future business performance. However, we do not believe that there will be any future charges related to the Development Group disposal. The most significant component of our non-recurring and restructuring expense for the three and six months ended June 30, 2003 was the abandonment of a property management system in Australia. The abandonment resulted in charge of $4.9 million, which included $113,000 for severance costs and $158,000 for professional fees associated with pursuing litigation. This expense was recorded to non-recurring expense in the second quarter of 2003. Partially offsetting this charge was a credit of $606,000 related to a reduction in the reserve for insolvent insurance providers. A further discussion of non-recurring and restructuring charges can be found in Note 3 to Notes to Consolidated Financial Statements.

INTEREST AND OTHER COSTS

      Interest expense, net of interest income, decreased $1.3 million, or 26.2%, for the three months ended June 30, 2004 when compared to the same period of 2003. For the six months ended June 30, 2004, interest expense, net of interest income decreased $1.6 million, or 17.3%, when compared to the same period of 2003.

      On June 15, 2004, we redeemed all of the outstanding Euro Notes at a redemption price of 104.5% of principal. We incurred pre-tax expense of $11.6 million which includes the premiums paid ($9.0 million) to redeem the Euro Notes and the acceleration of debt issuance cost amortization ($2.5 million). We expect the redemption of the Euro Notes to provide savings of approximately $5 million to $6 million in 2004, dependent upon prevailing interest rates and exchange rates. This is due to the favorable credit facility pricing which ranges from LIBOR plus 100 basis points to LIBOR plus 225 basis points compared to the Euro Notes which carried a 9% interest rate.

PROVISION (BENEFIT) FOR INCOME TAXES

      For the three months ended June 30, 2004, the provision for income taxes was $2.0 million as compared to a benefit of $730,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, the benefit for income taxes was $396,000 as compared to a benefit of $4.5 million for the six months ended June 30, 2003. The change in income tax is due to improved operating income and net income (loss) before taxes in both the three and six months ended June 30, 2004 when compared to the same periods in 2003. Our estimated effective tax rate for the six months ended June 30, 2004 was 28%, as compared to 34% for the same period last year. This rate improvement has favorably affected the results for the second quarter as we are in a profit position. The rate improvement when applied to the seasonal year-to-date net loss negatively impacts results year-over-year. See the Income Tax Provision section of Note 1 to Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

NET INCOME (LOSS)

      For the three months ended June 30, 2004, we had a net income of $5.1 million, an increase of $6.5 million from a net loss of $1.4 million for the same period in 2003. For the six months ended June 30, 2004, we had a net loss of $1.0 million, which is an improvement of $7.7 million from the net loss of $8.7 million for six months ended June 30, 3004.

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

INVESTOR AND OCCUPIER SERVICES

      AMERICAS
                                 Three Months Ended
                                        June 30,          Increase/
                                 ------------------      (Decrease)
                                    2004      2003     in U.S. Dollars
                                   ------    ------    ---------------
      Total revenue . . . . . . .  $ 81.0      66.7    14.3      21.4%
      Total operating expense . .    73.3      64.0     9.3      14.5%
      Operating income. . . . . .     7.7       2.7     5.0        nm

                                   Six Months Ended
                                        June 30,         Increase/
                                   ----------------      (Decrease)
                                    2004      2003     in U.S. Dollars
                                   ------    ------    ---------------
      Total revenue . . . . . . .  $144.9     126.2    18.7      14.8%
      Total operating expenses. .   138.1     125.1    13.0      10.4%
      Operating income. . . . . .     6.8       1.1     5.7        nm

      The continuing economic recovery in the Americas region has led to increased client confidence such that where clients had been delaying real estate decisions in recent years, we are now seeing clients progressing with these real estate decisions. As a result, our transaction businesses delivered strong performance with a trend towards increased deal volume and increased deal size in many business lines. Revenues were up for the quarter by 50% in our New York business, 54% in Capital Markets and 28% in Office Leasing when compared to the second quarter of 2003. Our global brand, presence and leadership position led to the Hotels business achieving revenue growth of more than 100% in the same time period.
Revenue increases in our regional operations, particularly Mexico which is up 40% in revenues for the year-to-date, has been driven by our investment management business leveraging our IOS presence in these markets. In general, the management services businesses have experienced flat revenues, reflecting a shifting focus toward leasing-only assignments as large property owners undertake more self management. The Corporate Property Services business, which performs facility management outsourcing for clients, was up 20% in revenue for the quarter, reflecting its success in winning new business.

      The increase in operating expenses is primarily due to increased incentive compensation accruals which are a result of the timing of the strong revenue performance for the three and six months ended June 30, 2004 when compared to the same periods of 2003. Salary and related payroll taxes have also increased as we have aligned our staffing with the increased client demand.

      EUROPE

                    Three Months Ended
                          June 30,          Increase/          % Change
                    ------------------     (Decrease)          in Local
                       2004     2003     in U.S. Dollars       Currency
                      ------   ------   ----------------       --------
Total revenue . . . . $102.4     82.0      20.4    24.9%         15.5%
Total operating
 expense. . . . . . .   97.3     79.6      17.7    22.2%         12.9%
Operating income. . .    5.1      2.4       2.7      nm          79.2%

                     Six Months Ended
                         June 30,           Increase/          % Change
                     ----------------      (Decrease)          in Local
                       2004     2003     in U.S. Dollars       Currency
                      ------   ------   ----------------       --------
Total revenue . . . . $192.3    153.3      39.0    25.4%         12.7%
Total operating
  expenses. . . . . .  189.1    152.3      36.8    24.2%         11.7%
Operating income. . .    3.2      1.0       2.2      nm            nm

      The strong revenue performance in Europe for the three and six months ended June 30, 2004 when compared to the same period of 2003 was led by the French business which, after a long-term effort, closed several significant capital markets and agency leasing transactions in the quarter. As a result, second quarter local currency revenues were up 125% when compared to the prior year period. The English business continues to build on the positive revenue momentum in place at the end of 2003 as its strong market positions combined with improving client sentiment around the economy led to a 17% revenue increase in local currencies. The Hotels business also continued a strong year with record revenues for the quarter, driven by the successful closing of a significant portfolio transaction which resulted in a multi-million dollar fee. There was also revenue strength in the key growth markets for the region in Italy, Russia and Spain. Revenues declined in the German business as difficult local economic conditions persisted.

      The increase in operating expense for the three and six months ended June 30, 2004 is primarily due to the timing of increased incentive compensation accruals which are a result of strong revenue performance, together with other costs associated with revenue generation. In addition, the second quarter of 2004 also included bad debt expense related to a significant disputed receivable in which a settlement was reached.

      ASIA PACIFIC

                    Three Months Ended
                          June 30,          Increase/          % Change
                    ------------------     (Decrease)          in Local
                       2004     2003     in U.S. Dollars       Currency
                      ------   ------   ----------------       --------
Total revenue . . . . $ 51.9     41.2      10.7    26.0%         19.3%
Total operating
  expense . . . . . .   50.8     40.8      10.0    24.5%         16.8%
Operating income. . .    1.1      0.4       0.7      nm            nm

                     Six Months Ended
                         June 30,           Increase/          % Change
                     ----------------      (Decrease)          in Local
                       2004     2003     in U.S. Dollars       Currency
                      ------   ------   ----------------       --------
Total revenue . . . . $ 92.1     73.8      18.3    24.8%         14.8%
Total operating
  expenses. . . . . .   95.6     78.7      16.9    21.5%         10.3%
Operating loss. . . .   (3.5)    (4.9)      1.4    28.6%         45.5%

      The improved revenue performance for the three and six months ended June 30, 2004, demonstrates a continued positive revenue trend in the region. Revenue growth of more than 55% for the quarter and more than 45% year-to-date in our growth markets of India and North Asia was led by our Indian and Chinese business as we continue to see the benefit of the global outsourcing trend that began in 2003. Revenue increases in the core markets of Australia, Hong Kong and Singapore of more than 10% for the quarter and year-to-date were driven by increased transaction levels in Hong Kong reflecting improved sentiment in the local economy and towards real estate in particular.

      The increase in local currency operating expense for the three and six months is primarily related to compensation costs due to our investment in headcount costs to build scale and maintain service levels in key markets, particularly North Asia and India. Also contributing to the increase in operating expenses is the timing incentive compensation accruals which are a result of strong revenue performance.

      INVESTMENT MANAGEMENT

                   Three Months Ended
                         June 30,           Increase/          % Change
                   -------------------     (Decrease)          in Local
                       2004     2003     in U.S. Dollars       Currency
                      ------   ------   ----------------       --------
Total revenue . . . . $ 35.9     23.9      12.0    50.2%         44.3%
Total operating
 expense. . . . . . .   28.4     22.5       5.9    26.2%         20.5%
Operating income. . .    7.5      1.4       6.1      nm            nm

                     Six Months Ended
                         June 30,           Increase/          % Change
                     ----------------      (Decrease)          in Local
                       2004     2003     in U.S. Dollars       Currency
                      ------   ------   ----------------       --------
Total revenue . . . . $ 64.8     48.5      16.3    33.6%         25.7%
Total operating
 expenses . . . . . .   54.7     45.7       9.0    19.7%         12.4%
Operating income. . .   10.1      2.8       7.3      nm            nm

      The increase in local currency revenue for the three and six months ended June 30, 2004 is primarily due to increased equity earnings which were up $7.2 million for the quarter and $8.9 million for the year-to-date.

The current real estate market is attractive for realizing value for our clients in a shorter timeframe than originally planned. Accordingly, we have accelerated the pace of asset disposition to lock in gains for our clients. Where we co-invest with our clients, the strong investment performance related to these assets has generated equity gains above levels earned in the same periods of 2003 which included $1.1 million of impairment charges. We recorded $228,000 in impairment charges relating to co-investment in the first quarter of 2004.

      The increase in operating expense for the three and six months ended June 30, 2004, can primarily be attributed to increased incentive compensation accruals and other revenue generation related costs matching increased business activity.

PERFORMANCE OUTLOOK

      The firm's results continue to be seasonal in character, with the majority of profits occurring in the second half of the year. Improved global economic conditions improved market confidence which in turn benefited higher-margin transaction businesses. The favorable second quarter financial performance was the result of the earlier timing of equity gains and fees from transactions anticipated to occur later in the year, as well as better core business performance fundamentals worldwide. Although second half prospects will depend on sustained favorable economic conditions, the firm is confident in its ability to perform in accordance with the current full year expectations of the analysts covering its performance, which exclude the Senior Note redemption costs.

CONSOLIDATED CASH FLOWS

      The following table presents summarized consolidated statements of cash flows. For detailed cash flow statements, please reference our full financial statements contained herein ($ in thousands):

                                                        Six Months Ended
                                                            June 30,
                                                     --------------------
                                                        2004       2003
                                                      --------   --------
  Cash provided by earnings . . . . . . . . . . . .   $ 22,712     25,107
  Cash used in working capital. . . . . . . . . . .    (38,849)   (35,212)
                                                      --------   --------

                                                        Six Months Ended
                                                            June 30,
                                                     --------------------
                                                        2004       2003
                                                      --------   --------
  Cash used in operating activities . . . . . . . .    (16,137)   (10,105)
  Cash used in investing activities . . . . . . . .     (3,858)    (7,384)
  Cash provided by (used in) financing activities .    (18,648)    17,010
                                                      --------   --------
  Net decrease in cash. . . . . . . . . . . . . . .    (38,643)      (479)
  Cash and cash equivalents, beginning of period. .     63,105     13,654
                                                      --------   --------
  Cash and cash equivalents, end of period. . . . .   $ 24,462     13,175
                                                      ========   ========

      CASH FLOWS USED IN OPERATING ACTIVITIES

      During the six months ended June 30, 2004 cash flows used in operating activities totaled $16.1 million, as compared to $10.1 million during the six months ended June 30, 2003. The cash flows used in operating activities for the six months ended June 30, 2004 can be further divided into cash generated from earnings of $22.7 million (compared to $25.1 million generated in 2003) and cash used in balance sheet movements (primarily working capital management) of $38.8 million (compared to a use of $35.2 million in 2003). The most significant factors underlying the $2.4 million reduction in cash generated by earnings are increased equity earnings in 2004 together with the $4.9 million non-cash charge in 2003 relating to the abandonment of a property management accounting system.

      CASH FLOWS USED IN INVESTING ACTIVITIES

      Investing activities used $3.9 during the six months ended June 30, 2004, as compared to $7.4 million used during the six months ended June 30, 2003. This reduction was a result of strong cash flows from our co-investments driven by increased transaction activity.

      CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

      Cash flows used in financing activities were $18.6 million during the six months ended June 30, 2004, as compared to $17.0 million provided during the six months ended June 30, 2003. During the first six months of 2004 we used $20.2 million to repurchase shares of our common stock where there were no similar repurchases in the same period in 2003.


LIQUIDITY AND CAPITAL RESOURCES

      The following table presents our net debt and cash as of the periods shown ($ in thousands):

                                     June 30, December 31,    June 30,
                                      2004       2003          2003
                                    --------- ------------   ---------

  Cash. . . . . . . . . . . . . . .  $ 24,462       63,105      13,175
  Euro Notes. . . . . . . . . . . .     --         207,816     189,849
  Other Debt. . . . . . . . . . . .   201,463        3,592      59,257
                                     --------     --------    --------
  Net Debt and Cash . . . . . . . .  $177,001      148,303     235,931
                                     ========     ========    ========

      Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. On April 13, 2004, we renegotiated our unsecured revolving credit facility agreement increasing the facility from $225 million to $325 million and extended the term to 2007 from its previous maturity in 2006. There are currently fourteen participating banks in our revolving credit facility. Pricing on this facility ranges from LIBOR plus 100 basis points to LIBOR plus 225 basis points dependent upon our leverage ratio. Our current pricing on the revolving credit facility is LIBOR plus 150 basis points. Our pricing will decrease to LIBOR plus 125 basis points effective August 29, 2004 due to our lower leverage ratio at June 30, 2004. This amended facility will continue to be utilized for working capital needs, investments and acquisitions. On June 15, 2004, we utilized the revolving credit facility to redeem all of the outstanding Euro Notes at a redemption price of 104.5% of principal. We incurred pre-tax expense of $11.6 million which includes the premiums paid ($9.0 million) to redeem the Euro Notes and the acceleration of debt issuance cost amortization ($2.5 million). We expect the redemption of the Euro Notes to provide savings of approximately $5 million to $6 million in 2004, dependent upon prevailing interest rates and exchange rates. This savings is due to the favorable credit facility pricing compared to the Euro Notes which carried a 9% interest rate.

      As of June 30, 2004, we had $187.0 million outstanding under the revolving credit facility, primarily a result of redeeming the Euro Notes on June 15, 2004. A portion of the borrowing on the credit facility was made in euros (euro 100 million) with the remaining borrowings denominated in U.S. dollars. The average borrowing rate on the revolving credit agreement and the Euro Notes ("the facilities") during the first six months of 2004 was 8.4% versus 8.2% for the same period of 2003. We also had short-term borrowings (including capital lease obligations) of $14.5 million outstanding at June 30, 2004. As of June 30, 2004, $7.0 million of the total short-term borrowings were attributable to local overdraft facilities.

      Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility. In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to repay its borrowing on an overdraft facility. The guarantees typically have one-year or two-year maturities. We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to recognize and measure the provisions of guarantees. The guarantees of the revolving credit facility, Euro Notes and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $38.1 million, of which $7.0 million was outstanding as of June 30, 2004. We have provided guarantees of $28.6 million related to the local overdraft facilities, as well as guarantees related to the $325 million revolving credit facility, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries' third-party debt.

      With respect to the amended revolving credit facility, we must maintain consolidated net worth of at least $360 million and a leverage ratio not exceeding 3.25 to 1. We must also maintain a minimum interest coverage ratio of 2.5 to 1. As part of the renegotiation of the revolving credit facility, the leverage ratio was revised to provide more flexibility and we eliminated the fixed coverage ratio that existed in the previous agreement. We are in compliance with all covenants at June 30, 2004. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment as well as capital expenditures. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used in 2003 or in the first six months of 2004 and none were outstanding as of June 30, 2004.

      We believe that the revolving credit facility, local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures, co-investment activity and share repurchases.

      We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. As of June 30, 2004, we had total investments and loans of $66.4 million in approximately 20 separate property or fund co-investments, with additional capital commitments of $142.0 million for future fundings of co-investments. With respect to certain co-investment indebtedness, we also had repayment guarantees outstanding at June 30, 2004 of $738,000. The $142.0 million capital commitment is a commitment to LaSalle Investment Limited Partnership, referred to as LaSalle Investment Company ("LIC"). We expect that LIC will draw down on our commitment over the next five to seven years as it enters into new commitments. LIC is a series of four parallel limited partnerships and is intended to be our co-investment vehicle for substantially all new co-investments. Additionally, our Board of Directors has endorsed the use of our capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investment products. The purpose of this is to accelerate capital raising and assets under management. We have an effective 47.85% ownership interest in LIC. Primarily institutional investors, including a significant shareholder in Jones Lang LaSalle, hold the remaining 52.15% interest in LIC. In addition, our Chairman and Chief Executive Officer and another Director of Jones Lang LaSalle are investors in LIC on equivalent terms to other investors. Our investment in LIC is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements. As of June 30, 2004, LIC has unfunded capital commitments of $67.0 million, of which our 47.85% share is $32.1 million, for future fundings of co-investments.

      The net co-investment funding for 2004 is anticipated to be between $20 and $25 million (planned co-investment less return of capital from liquidated co-investments). For the six months ended June 30, 2004, we received a net $6.6 million as the return of capital from co-investments exceeded funded co-investments.

      In the third quarter of 2003, LIC entered into a euro 35 million ($42.7 million) revolving credit facility (the "LIC facility") principally for its working capital needs. The LIC facility contains a credit rating trigger (related to the credit rating of one of LIC's investors who is unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the LIC Facility would be in default and would need to be repaid. This would require us to fund our pro-rata share of the then outstanding balance on the LIC Facility, to which our liability is limited. The maximum exposure to Jones Lang LaSalle, assuming that the LIC Facility were fully drawn, would be euro 16.7 million ($20.4 million). As of June 30, 2004, LIC had euro 10.4 million ($12.6 million) of outstanding borrowings on this facility.

      On February 27, 2004, we announced that our Board of Directors had approved a share repurchase program. Under the program, we are authorized to repurchase up to 1.5 million shares of our outstanding common stock in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. We repurchased 806,600 shares in the first six months 2004 at an average price of $25.06 per share. The 2004 repurchase program replaces a program put in place in October 2002, under which we were authorized to repurchase up to 1 million shares. We repurchased 700,000 shares under the 2002 repurchase program. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under the Firm's existing stock plans. Given that the 700,000 and 806,600 shares repurchased under the 2002 and 2004 programs, respectively, are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share.

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

INTEREST RATES

      We centrally manage our debt, taking into account investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the $325 million amended revolving multi-currency credit facility, due in April 2007, that is available for working capital, investments, capital expenditures and acquisitions. We utilized the revolving credit facility to redeem all of the outstanding Euro Notes on June 15, 2004. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2003 or the first six months of 2004, and none were outstanding as of June 30, 2004.

      The average borrowing rate on our debt for the six months ended
June 30, 2004 was 8.4% as compared to a rate of 8.2% for the same period of 2003. We expect the redemption of the Euro Notes to lower our average borrowing rate over the balance of 2004. The expected lower average borrowing rate is due to the favorable credit facility pricing which ranges from LIBOR plus 100 basis points to LIBOR plus 225 basis points compared to the Euro Notes which carried a 9% interest rate. Our current pricing on the credit facility is LIBOR plus 150 basis points.

FOREIGN EXCHANGE

      Revenues outside of the United States were 65% of our total revenues for the six months ended June 30, 2004. Operating in international markets means that we are exposed to movements in foreign currency exchange rates, primarily the British pound (22% of revenues for the six months ended
June 30, 2004), the euro (19% of revenues for the six months ended June 30,
2004) and the Australian dollar (8% of revenues for the three months ended June 30, 2004). Changes in these foreign currency exchange rates have the largest impact on translating the operating profit of our international operations into US dollars.

      The British pound expenses incurred as a result of both the worldwide operational headquarters and the Europe regional headquarters being located in London act as a partial operational hedge against our translation exposure to the British pound.

DISCLOSURE OF LIMITATIONS

      Since the information presented above includes only those exposures that exist as of June 30, 2004, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and interest and foreign currency rates.


      ITEM 4.  CONTROLS AND PROCEDURES

      Jones Lang LaSalle carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings relating to Jones Lang LaSalle (including its consolidated subsidiaries).

      There was no change in internal control over financial reporting that occurred in the first six months of 2004 that has materially affected or is reasonably likely to materially affect Jones Lang LaSalle's internal controls over financial reporting.


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

      On November 8, 2002, Bank One N.A. ("Bank One") filed suit against the Company and certain of its subsidiaries in the Circuit Court of Cook County, Illinois with regard to services provided in 1999 and 2000 pursuant to three different agreements relating to facility management, project development and broker services. The suit alleged negligence, breach of contract and breach of fiduciary duty on the part of Jones Lang LaSalle and sought to recover a total of $40 million in compensatory damages and $80 million in punitive damages. On December 16, 2002, the Company filed a counterclaim for breach of contract seeking payment of approximately $1.2 million for fees due for services provided under the agreements. On December 16, 2003, the court granted the Company's motion to strike the complaint because, after completion of significant discovery, Bank One had been unable to substantiate its allegations that it had suffered damages of $40 million as it had previously claimed. Bank One was authorized to file an amended complaint that seeks to recover compensatory damages in an unspecified amount, plus an unspecified amount of punitive damages. The amended complaint also includes allegations of fraudulent misrepresenta-tion, fraudulent concealment and conversion. The court has currently set November 29, 2004 as the date the trial is to begin. The Company continues to aggressively defend the suit. While there can be no assurance, the Company continues to believe that the complaint is without merit and, as such, will not have a material adverse effect on our financial position, results of operations or liquidity. As of the date of this report, we are in the process of discovery. As such, although we still have not seen or heard anything that leads us to believe that the suit has merit, the outcome of Bank One's suit cannot be predicted with any certainty and management is unable to estimate an amount or range of potential loss that could result if an improbable unfavorable outcome did occur.

      In the third quarter of 2001 we established a reserve of $1.6 million to cover our exposures resulting from the insolvency of HIH Insurance Ltd. ("HIH"), one of our former insurance providers. HIH provided public liability coverage to the Australian operations of Jones Lang Wootton for the years from 1994 to 1997, which coverage would typically provide protection against, among other things, personal injury claims arising out of accidents occurring at properties for which we had property management responsibilities. As of June 30, 2004, $0.5 million of the reserve established remains to cover claims which would have been covered by the insurance provided by HIH. Although there can be no assurance, we believe this reserve is adequate to cover any remaining claims and expenses resulting from the HIH insolvency. Due to the nature of the claims covered by this insurance, it is possible that future claims may be made.

ITEM 2. SHARE REPURCHASE

      The following table provides information with respect to approved share repurchase programs for Jones Lang LaSalle:

                                                 Total
                                                number
                                               of shares
                                               purchased    Shares
                          Total     Average     as part    remaining
                        number of    price    of publicly    to be
                         shares    paid per    announced   purchased
                        purchased  share (1)     plans     plan (2)
                       ---------- ----------  ----------- -----------
January 1, 2004 -
January 31, 2004            --         --          --       300,000

February 1, 2004 -
February 29, 2004           --         --          --     1,500,000

March 1, 2004 -
March 31, 2004           294,800      25.32     294,800   1,205,200


April 1, 2004 -
April 30, 2004              --         --       294,800   1,205,200

May 1, 2004 -
May 31, 2004             251,400    $ 23.69     546,200     953,800

June 1, 2004 -
June 30, 2004            260,400    $ 26.10     806,600     693,400
                         -------    -------
Total                    806,600    $ 25.06
                         =======    =======

      (1) Total average price paid per share is a weighted average for the six month period.

      (2) On February 27, 2004, we announced that our Board of Directors had approved a share repurchase program. Under the program, we are authorized to repurchase up to 1.5 million shares of our outstanding common stock in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions.

            The 2004 repurchase program replaces a program put in place in October 2002, under which we were authorized to repurchase up to 1 million shares. We repurchased 700,000 shares under the 2002 repurchase program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Shareholders held on May 27, 2004, the following business was conducted:

      A.    Shareholders elected two directors as follows:

            The following two Class I Directors were elected for three-year terms expiring at the 2007 Annual Meeting of Shareholders:

            Henri-Claude de Bettignies:  24,539,089 votes for and
                                         2,855,463 withheld

            Darryl Hartley-Leonard:      23,931,455 votes for and
                                         3,463,097 withheld

      B. Shareholders ratified the appointment of KPMG LLP as the Company's independent auditor for the year ending December 31, 2004 as follows:

            Votes for:     25,712,084    80.67% of outstanding shares
            Votes against:  1,680,992
            Votes abstained:    1,476

      C. Shareholders approved an amendment to the Jones Lang LaSalle Employee Stock Purchase Plan to increase the number of shares available thereunder by 750,000:

            Votes for:     24,765,874    77.70% of outstanding shares
            Votes against:    355,677
            Votes abstained:   17,654

      D. Shareholders approved the shareholder proposal to declassify the Board of Directors of the Company as follows:

            Votes for:     18,998,617    59.61% of outstanding shares
            Votes against:  6,059,752
            Votes abstained:   80,836


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

      Mark J. Ohringer
            Global General Counsel and Corporate Secretary

      Marissa R. Prizant
            Director of Global Internal Audit

      Nazneen Razi
            Chief Human Resources Officer

      John G. Wallerius
            Chief Information Officer

      Nicholas J. Willmott
            Global Controller


      COLIN DYER NAMED NEW CHIEF EXECUTIVE OFFICER

      The Company's Board of Directors has elected Colin Dyer, 51, as President, Chief Executive Officer and a member of the Board of Directors, effective September 7, 2004. Mr. Dyer will report to the Board, which is chaired by Stuart L. Scott. Mr. Dyer is currently the Chief Executive Officer of WorldWide Retail Exchange, a premier international Internet-based exchange community owned by 40 of the world's leading retailers and manufacturers. Before that, he was Chief Executive Officer of Courtaulds Textiles plc, an international clothing and textile company.

      Mr. Dyer, a British citizen currently based in Washington, D.C., will be principally located in the Company's Chicago office. He will have overall responsibility for guiding the Company's strategic vision and future growth as well as for chairing the Company's Global Executive Committee, its most senior internal management committee.

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

       (b)   Reports on Form 8-K

                   On June 24, 2004, Jones Lang LaSalle filed a report on
             Form 8-K incorporating its June Investor Relations
             Presentation.

                   On July 21, 2004, Jones Land LaSalle filed a report on
             Form 8-K incorporating a press release announcing it has named Colin Dyer as President, Chief Executive Officer and a member of its Board of Directors, effective September 7, 2004.

                   On July 28, 2004, Jones Lang LaSalle filed a report on
             Form 8-K incorporating a press release announcing earnings for the quarterly period ended June 30, 2004.

                                 SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               JONES LANG LASALLE INCORPORATED




Dated:  August 2, 2004         BY:   /S/ LAURALEE E. MARTIN
                                     ------------------------------
                                     Lauralee E. Martin
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Authorized Officer and
                                     Principal Financial Officer)

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