Form 10-Q
period 2004-09-30
JONES LANG LASALLE INC
filed 2004-11-08
CIK 1037976

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
               Class                                   November 2, 2004
               -----                                   ----------------

     Common Stock ($0.01 par value)                       32,833,436

                               TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . . .      3

            Consolidated Balance Sheets as of
            September 30, 2004 and December 31, 2003 . . . . . . .      3

            Consolidated Statements of Earnings and
            Comprehensive Income for the three and
            nine months ended September 30, 2004 and 2003. . . . .      5

            Consolidated Statements of Stockholders' Equity
            for the nine months ended September 30, 2004 . . . . .      7

            Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2004 and 2003. . . . .      9

            Notes to Consolidated Financial Statements . . . . . .     11

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . .     32

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk. . . . . . . . . . . . . . . . . . .     53

Item 4.     Controls and Procedures. . . . . . . . . . . . . . . .     54


PART II     OTHER INFORMATION


Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . .     55

Item 2.     Share Repurchase . . . . . . . . . . . . . . . . . . .     56

Item 5.     Other Information. . . . . . . . . . . . . . . . . . .     57

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     58

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                        JONES LANG LASALLE INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                      ($ in thousands, except share data)


                                            SEPTEMBER 30,
                                                2004          DECEMBER 31,
                                             (Unaudited)         2003
                                            -------------     -----------
ASSETS
------

Current assets:
  Cash and cash equivalents. . . . . . . . .   $   21,628          63,105
  Trade receivables, net of allowances
    of $6,488 and $4,790 in 2004
    and 2003, respectively . . . . . . . . .      233,332         253,126
  Notes receivable . . . . . . . . . . . . .        2,315           3,698
  Other receivables. . . . . . . . . . . . .       13,626           8,317
  Prepaid expenses . . . . . . . . . . . . .       23,585          18,866
  Deferred tax assets. . . . . . . . . . . .       18,730          18,097
  Other current assets . . . . . . . . . . .       13,949           7,731
                                               ----------       ---------
          Total current assets . . . . . . .      327,165         372,940

Property and equipment, at cost, less
  accumulated depreciation of $156,076
  and $140,520 in 2004 and 2003,
  respectively . . . . . . . . . . . . . . .       67,017          71,621
Goodwill, with indefinite useful lives,
  at cost, less accumulated amortization
  of $38,258 and $38,169 in 2004
  and 2003, respectively . . . . . . . . . .      335,270         334,154
Identified intangibles, with definite
  useful lives, at cost, less accumulated
  amortization of $39,209 and $35,196
  in 2004 and 2003, respectively . . . . . .       11,524          13,454
Investments in and loans to real estate
  ventures . . . . . . . . . . . . . . . . .       90,965          71,335
Long-term receivables, net . . . . . . . . .       13,568          13,007
Prepaid pension asset. . . . . . . . . . . .       13,884          11,920
Deferred tax assets. . . . . . . . . . . . .       45,924          43,252
Debt issuance costs, net . . . . . . . . . .        1,906           4,113
Other assets, net. . . . . . . . . . . . . .       11,137           7,144
                                               ----------      ----------

                                               $  918,360         942,940
                                               ==========      ==========

                        JONES LANG LASALLE INCORPORATED
                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                   SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                      ($ in thousands, except share data)


                                            SEPTEMBER 30,
                                                2004          DECEMBER 31,
                                             (Unaudited)         2003
                                            -------------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued
    liabilities. . . . . . . . . . . . . . .   $   81,303          96,466
  Accrued compensation . . . . . . . . . . .      133,802         154,317
  Short-term borrowings. . . . . . . . . . .       27,210           3,592
  Deferred tax liabilities . . . . . . . . .        3,498           2,623
  Other current liabilities. . . . . . . . .       43,616          28,414
                                               ----------      ----------
          Total current liabilities. . . . .      289,429         285,412

Long-term liabilities:
  Credit facilities. . . . . . . . . . . . .      160,820           --
  9% Senior Euro Notes, due 2007 . . . . . .        --            207,816
  Deferred tax liabilities . . . . . . . . .        4,711             761
  Other liabilities. . . . . . . . . . . . .       29,434          17,960
                                               ----------      ----------
          Total liabilities. . . . . . . . .      484,394         511,949

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value per share,
    100,000,000 shares authorized;
    32,803,655 and 31,762,077 shares
    issued and outstanding as of
    September 30, 2004 and December 31,
    2003, respectively . . . . . . . . . . .          328             318
  Additional paid-in capital . . . . . . . .      539,184         519,438
  Deferred stock compensation. . . . . . . .      (20,151)        (21,649)
  Retained deficit . . . . . . . . . . . . .      (45,060)        (59,346)
  Stock held by subsidiary . . . . . . . . .      (48,683)        (12,846)
  Stock held in trust. . . . . . . . . . . .         (551)           (460)
  Accumulated other comprehensive income . .        8,899           5,536
                                               ----------      ----------
          Total stockholders' equity . . . .      433,966         430,991
                                               ----------      ----------
                                               $  918,360         942,940
                                               ==========      ==========
















         See accompanying notes to consolidated financial statements.

<table>                                     JONES LANG LASALLE INCORPORATED
                             CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                          ($ in thousands, except share data)
                                                      (UNAUDITED)
                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                      --------------------------       --------------------------
                                                         2004            2003             2004            2003
                                                      ----------      ----------       ----------      ----------
Revenue:
  Fee based services . . . . . . . . . . . . . .      $  263,949         213,169          740,545         608,135
  Equity in earnings (losses) from
    unconsolidated ventures. . . . . . . . . . .           1,034             (77)          10,071            (282)
  Other income . . . . . . . . . . . . . . . . .           5,968           4,983           14,031          11,691
                                                      ----------      ----------       ----------      ----------
        Total revenue. . . . . . . . . . . . . .         270,951         218,075          764,647         619,544

Operating expenses:
  Compensation and benefits, excluding
    non-recurring and restructuring
    charges. . . . . . . . . . . . . . . . . . .         175,020         137,276          505,470         407,054
  Operating, administrative and other,
    excluding non-recurring and
    restructuring charges. . . . . . . . . . . .          66,630          57,176          196,961         169,845
  Depreciation and amortization. . . . . . . . .           8,435           9,082           24,678          28,058
  Non-recurring and restructuring charges
   (credits):
    Compensation and benefits. . . . . . . . . .              (5)         (1,476)            (142)         (2,063)
    Operating, administrative and other. . . . .          (1,403)             25           (2,196)          4,765
                                                      ----------      ----------       ----------      ----------
        Total operating expenses . . . . . . . .         248,677         202,083          724,771         607,659

        Operating income . . . . . . . . . . . .          22,274          15,992           39,876          11,885

Interest and other costs:
  Interest expense, net of interest income . . .           1,016           4,708            8,472          13,726
  Loss on extinguishment of Euro Notes . . . . .           --              --              11,561           --
                                                      ----------      ----------       ----------      ----------
        Total interest and other costs . . . . .           1,016           4,708           20,033          13,726

        Income (loss) before provision
          (benefit) for income taxes . . . . . .          21,258          11,284           19,843          (1,841)

Net provision (benefit) for income taxes . . . .           5,953           3,873            5,557            (590)
                                                      ----------      ----------       ----------      ----------
Net income (loss). . . . . . . . . . . . . . . .      $   15,305           7,411           14,286          (1,251)
                                                      ==========      ==========       ==========      ==========




                                            JONES LANG LASALLE INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - CONTINUED

                                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                          ($ in thousands, except share data)
                                                      (UNAUDITED)


                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                      --------------------------       --------------------------
                                                         2004            2003             2004            2003
                                                      ----------      ----------       ----------      ----------

Other comprehensive income (loss),
 net of tax:
  Foreign currency translation
    adjustments. . . . . . . . . . . . . . . . .      $    1,972             699            3,363             829
  Minimum pension liability. . . . . . . . . . .           --             (1,630)           --            (10,687)
                                                      ----------      ----------       ----------      ----------
Comprehensive income (loss). . . . . . . . . . .      $   17,277           6,480           17,649         (11,109)
                                                      ==========      ==========       ==========      ==========

Basic income (loss) per common share . . . . . .      $     0.49            0.24             0.46           (0.04)
                                                      ==========      ==========       ==========      ==========
Basic weighted average shares outstanding. . . .      30,936,792      31,181,095       30,912,002      30,875,168
                                                      ==========      ==========       ==========      ==========

Diluted income (loss) per common share . . . . .      $     0.47            0.23             0.43           (0.04)
                                                      ==========      ==========       ==========      ==========
Diluted weighted average shares
  outstanding. . . . . . . . . . . . . . . . . .      32,894,416      32,409,506       32,850,218      30,875,168
                                                      ==========      ==========       ==========      ==========















                             See accompanying notes to consolidated financial statements.

<table>                                     JONES LANG LASALLE INCORPORATED
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         NINE MONTHS ENDED SEPTEMBER 30, 2004
                                          ($ in thousands, except share data)
                                                      (UNAUDITED)


                                                                                              Accumu-
                                                                                    Shares    lated
                                           Additi-   Deferred             Shares    Held in   Other
                       Common Stock        tional      Stock   Retained   Held by   Trust     Compre-
                    -------------------    Paid-In    Compen-  Earnings    Subsi-    and      hensive
                       Shares    Amount    Capital    sation   (Deficit)   diary    Other     Income     Total
                     ----------  ------    --------  --------  ---------  --------  -------   -------   --------

Balances at
 December 31,
 2003. . . . . . . . .31,762,077  $318     519,438   (21,649)   (59,346)  (12,846)     (460)    5,536    430,991

Net loss . . . . . . .    --       --        --        --        14,286     --        --        --        14,286
Shares issued in
 connection with
 stock option
 plan. . . . . . . . .  577,147      6      11,275     --         --        --        --        --        11,281
Restricted stock:
  Shares granted . . .    --       --        9,845    (9,845)     --        --        --        --         --
  Shares issued. . . .   48,333    --        --        --         --        --        --        --         --
  Shares repur-
   chased for
   payment of
   taxes . . . . . . .  (16,746)   --         (546)    --         --        --        --        --          (546)
  Amortization
   of granted
   shares. . . . . . .    --       --        --        3,938      --        --        --        --         3,938
  Reduction in
   restricted
   stock grants
   outstanding . . . .    --      --          (729)      729      --        --        --        --         --
Stock purchase
 programs:
  Shares
  issued . . . . . . .  112,500      1       1,990     --         --        --        --        --         1,991






                                            JONES LANG LASALLE INCORPORATED
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                         NINE MONTHS ENDED SEPTEMBER 30, 2004
                                          ($ in thousands, except share data)
                                                      (UNAUDITED)


                                                                                              Accumu-
                                                                                    Shares    lated
                                           Additi-   Deferred             Shares    Held in   Other
                       Common Stock        tional      Stock   Retained   Held by   Trust     Compre-
                    -------------------    Paid-In    Compen-  Earnings    Subsi-    and      hensive
                       Shares    Amount    Capital    sation   (Deficit)   diary    Other     Income      Total
                     ----------  ------    --------  --------  ---------  --------  -------   -------   --------
Stock compensation
 programs:
  Shares issued. . . .  431,829      4       2,427     --         --        --        --        --         2,431
  Shares repur-
   chased for
   payment of
   taxes . . . . . . . (131,036)    (1)     (3,663)    --         --        --        --        --        (3,664)
  Amortization
   of granted
   shares. . . . . . .    --       --        --        5,338      --        --        --        --         5,338
  Reduction in
   stock compen-
   sation grants
   outstanding . . . .    --       --       (1,338)    1,338      --        --        --        --          --
  Shares deferred
   by employees. . . .   19,551    --        --        --         --        --         (321)    --          (321)
Distribution of
  shares held in
  trust. . . . . . . .    --       --          485     --         --        --          230     --           715
Shares held by
  subsidiary . . . . .    --       --        --        --         --      (35,837)    --        --       (35,837)
Cumulative effect
  of foreign
  currency trans-
  lation adjust-
  ments. . . . . . . .    --       --        --        --         --        --        --        3,363      3,363
                     ----------   ----     -------   -------   --------   -------   -------    ------    -------
Balances at
  September 30,
  2004 . . . . . . . .32,803,655  $328     539,184   (20,151)   (45,060)  (48,683)     (551)    8,899    433,966
                     ==========   ====     =======   =======   ========   =======   =======    ======    =======


                             See accompanying notes to consolidated financial statements.

                        JONES LANG LASALLE INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                               ($ in thousands)
                                  (UNAUDITED)



                                                     2004         2003
                                                  ----------   ----------
Cash flows from operating activities:
  Cash flows from earnings:
    Net income (loss). . . . . . . . . . . . . .  $   14,286       (1,251)
    Reconciliation of net income (loss) to
     net cash provided by earnings:
      Depreciation and amortization. . . . . . .      24,678       28,058
      Equity in (earnings) loss. . . . . . . . .     (10,071)         282
      Operating distributions from real
        estate ventures. . . . . . . . . . . . .       7,487        3,118
      Provision for loss on receivables and
        other assets . . . . . . . . . . . . . .       2,378        6,468
      Amortization of deferred compensation. . .      10,642        8,660
      Amortization of debt issuance costs. . . .       2,244        1,126
                                                  ----------   ----------
        Net cash provided by earnings. . . . . .      51,644       46,461

    Cash flows from changes in
     working capital:
      Receivables. . . . . . . . . . . . . . . .      15,404       44,915
      Prepaid expenses and other assets. . . . .     (14,010)      (4,783)
      Deferred tax assets  . . . . . . . . . . .        (586)      (2,334)
      Accounts payable, accrued liabilities
        and accrued compensation . . . . . . . .     (15,996)     (48,918)
                                                  ----------   ----------
        Net cash flows from changes in
          working capital. . . . . . . . . . . .     (15,188)     (11,120)
                                                  ----------   ----------

        Net cash provided by
          operating activities . . . . . . . . .      36,456       35,341

  Cash flows used in investing activities:
    Net capital additions - property and
      equipment. . . . . . . . . . . . . . . . .     (15,582)     (12,444)
    Other acquisitions and investments,
      net of cash balances assumed . . . . . . .        (509)      (1,100)
    Investments in real estate ventures:
      Capital contributions and advances to
       real estate ventures. . . . . . . . . . .     (32,284)      (4,282)
      Distributions, repayments of advances
       and sale of investments . . . . . . . . .      12,984       10,187
                                                  ----------   ----------
        Net cash used in investing
          activities . . . . . . . . . . . . . .     (35,391)      (7,639)

                        JONES LANG LASALLE INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                               ($ in thousands)
                                  (UNAUDITED)



                                                     2004         2003
                                                  ----------   ----------
Cash flows used in financing activities:
  Proceeds from borrowings under credit
    facilities . . . . . . . . . . . . . . . . .     420,013      276,634
  Repayments of borrowings under credit
    facilities . . . . . . . . . . . . . . . . .    (235,575)    (303,584)
  Redemption of Euro Notes, net of costs . . . .    (203,209)       --
  Shares repurchased for payment of
    taxes on stock awards. . . . . . . . . . . .      (4,210)      (3,330)
  Shares repurchased under share repurchase
    program. . . . . . . . . . . . . . . . . . .     (35,837)       --
  Common stock issued under stock option
    plan and stock purchase programs . . . . . .      16,276        2,525
                                                  ----------   ----------
        Net cash used in
          financing activities . . . . . . . . .     (42,542)     (27,755)
                                                  ----------   ----------
        Net decrease in cash and
          cash equivalents . . . . . . . . . . .     (41,477)         (53)

Cash and cash equivalents,
  beginning of period. . . . . . . . . . . . . .      63,105       13,654
                                                  ----------   ----------
Cash and cash equivalents, end of period . . . .  $   21,628       13,601
                                                  ==========   ==========

Supplemental disclosure of cash flow
 information:

  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . .  $    9,037       10,972
    Taxes, net of refunds. . . . . . . . . . . .       7,977        7,707

























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


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      INTERIM INFORMATION

      Our consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for the Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on clients' returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients. As such, the results for the periods ended September 30, 2004 and 2003 are not indicative of the results to be obtained for the full fiscal year. The preparation of our financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting periods. These accounting estimates are based on management's judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. However, the amounts we may ultimately realize could differ from such estimated amounts.

      EARNINGS PER SHARE

      For the three months ended September 30 2004, we calculated basic earnings per share using basic weighted average shares outstanding of
      30.9 million and diluted earnings per share using diluted weighted average shares outstanding of 32.9 million. For the three months ended September 30, 2003, we calculated basic earnings per share using basic weighted average shares outstanding of 31.2 million and diluted earnings per share using diluted weighted average shares outstanding of 32.4 million. The increase of 2.0 million and 1.2 million in diluted weighted average shares outstanding in 2004 and 2003, respectively, reflects the dilutive effect of common stock equivalents, which include shares to be issued under our employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during this period.

      For the nine months ended September 30, 2004, we calculated basic earnings per share using basic weighted average shares outstanding of
      30.9 million and diluted earnings per share using diluted weighted average shares outstanding of 32.9 million. For the nine months ended September 30, 2003, we calculated the basic and diluted loss per share using basic weighted average shares outstanding of 30.9 million. As a result of the net loss incurred in the nine months ended September 30, 2003, the diluted weighted average shares outstanding for this period do not give effect to common stock equivalents, since to do so would be anti-dilutive.

      In accordance with our share repurchase program, shares repurchased are not cancelled but are held by one of our subsidiaries. We have repurchased shares in our equity account, but we exclude them from our earnings per share calculation. As such, we did not include in weighted average shares outstanding shares repurchased in the following periods:

                  2002              300,000
                  2003              400,000
                  2004            1,305,400

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

      Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability, since local statutory tax rates range from 10% to 42% in the countries in which we have significant operations. We evaluate our estimated full year effective tax rate on a quarterly basis to reflect forecasted changes in:

      .     our geographic mix of income,

      .     legislative actions on statutory tax rates,

      . the impact of tax planning to reduce losses in jurisdictions where we cannot recognize the tax benefit of those losses, and

      .     tax planning for jurisdictions affected by double taxation.

      We continuously seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate. We reflect the benefit from tax planning actions when we believe it is probable that they will be successful, which usually requires that certain actions have been initiated. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. Based on our forecasted results, we have estimated an effective tax rate of 28% for 2004. While there can be no assurance that we will achieve an effective tax rate of 28% in 2004, we believe that this is an achievable rate due to the impact of consistent and effective tax planning. For the nine months ended September 30, 2003, we used an estimated effective tax rate of 32% on recurring operations. We ultimately achieved an effective tax rate of 27.7% on recurring operations in 2003, which excluded: (i) a specific tax benefit of $2.2 million related to non-recurring and restructuring items, and (ii) a tax benefit of $3.0 million related to a write-down of an e-commerce investment taken as a restructuring action in 2001, which was not originally expected to be deductible, but which, as a result of actions undertaken in 2003, was deemed deductible.

      STOCK-BASED COMPENSATION

      The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan ("SAIP") provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible employees of Jones Lang LaSalle. As a result of a change in compensation strategy, other than as an inducement to certain new employees, we do not utilize stock option grants as part of our employee compensation program. We account for our stock option and stock compensation plans under the provisions of FASB Statement
      No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). These provisions allow entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), using the intrinsic value based method, and provide pro forma net income and net income per share as if the fair value based method, defined in SFAS 123, as amended, had been applied. We have elected to apply the provisions of APB 25 in accounting for stock options and other stock awards. Therefore, pursuant to APB 25, no compensation expense has been recognized with respect to options granted at the market value of our common stock on the date of grant. We have recognized other stock awards, which we granted at prices below the market value of our common stock on the date of grant, as compensation expense over the vesting period of those awards pursuant to APB 25. The following table provides net income (loss) and pro forma net income (loss) per common share as if the fair value based method had been applied to all awards ($ in thousands, except share data):

                                   Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                  -------------------   --------------------
                                    2004       2003       2004        2003
                                  --------   --------   --------    --------
      Net income (loss),
        as reported. . . . . .    $ 15,305      7,411     14,286      (1,251)
      Add: Stock-based employee
        compensation expense
        included in reported
        net income (loss),
        net of related tax
        effects. . . . . . . .       3,505      1,740      9,662       5,493
      Deduct: Total stock-
        based employee
        compensation expense
        determined under fair
        value based method
        for all awards,
        net of related tax
        effects. . . . . . . .      (1,914)    (2,132)    (9,124)     (6,802)
                                  --------   --------   --------    --------
      Pro forma net income
        (loss) . . . . . . . .    $ 16,896      7,019     14,824      (2,560)
                                  ========   ========   ========    ========
      Net income (loss)
       per share:
        Basic - as reported. .    $   0.49       0.24       0.46       (0.04)
                                  ========   ========   ========    ========
        Basic - pro forma. . .    $   0.55       0.23       0.48       (0.08)
                                  ========   ========   ========    ========

        Diluted - as reported.    $   0.47       0.23       0.43       (0.04)
                                  ========   ========   ========    ========
        Diluted - pro forma. .    $   0.51       0.22       0.45       (0.08)
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

      As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage foreign currency risk. At September 30, 2004, we had forward exchange contracts in effect with a gross notional value of $240.7 million ($188.3 million on a net basis) and a market and carrying gain of approximately $2.2 million.

      In the past, we have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We did not use any interest rate swap agreements in 2003 or in the first nine months of 2004 and there were no such agreements outstanding as of September 30, 2004.

      We require that hedging derivative instruments be effective in reducing the exposure that they are designated to hedge, which is necessary in order to qualify for hedge accounting treatment. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with changes in unrealized gains or losses recognized currently in earnings.

      We hedge any foreign currency exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that we recognize unrealized gains and losses on these derivatives currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on our earnings during the three and nine months ended September 30, 2004 of the unrealized gain on foreign currency contracts, offset by the loss resulting from re-measurement of foreign currency transactions, was not significant.

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

      In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses we incur on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. We report on a gross basis contracts that provide a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. We will account for the contract on a net basis when the fee structure is comprised of at least two distinct elements, namely:

      .     the fixed management fee and

      . a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client.

      This means we include the fixed management fee in reported revenues and we net the reimbursement against expenses. This characterization is based on the following factors which define us as an agent rather than a principal:

      . the property owner generally has the authority over hiring practices and the approval of payroll prior to payment by Jones Lang LaSalle;

      . Jones Lang LaSalle in certain situations is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract;

      . reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter; and

      . Jones Lang LaSalle generally earns no margin in the arrangement, obtaining reimbursement only for actual costs incurred.

      The majority of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated $109.4 million and $94.5 million for the three months ended September 30, 2004 and 2003, respectively. Such costs aggregated $316.3 million and $285.4 million for the nine months ended September 30, 2004 and 2003, respectively. This treatment has no impact on operating income (loss), net income (loss) or cash flows.

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

      On November 8, 2002, Bank One N.A. ("Bank One") filed suit against the Company and certain of its subsidiaries in the Circuit Court of Cook County, Illinois with regard to services provided in 1999 and 2000 pursuant to three different agreements relating to facility management, project development and broker services. The suit generally alleged negligence, breach of contract and breach of fiduciary duty on the part of Jones Lang LaSalle and sought to recover a total of $40 million in compensatory damages and $80 million in punitive damages. On December 16, 2002, the Company filed a counterclaim for breach of contract seeking payment of approximately $1.2 million for fees due for services provided under the agreements. On December 16, 2003, the court granted the Company's motion to strike the complaint because, after completion of significant discovery, Bank One had been unable to substantiate its allegations that it suffered damages of $40 million as it had previously claimed. Bank One was authorized to file an amended complaint that seeks to recover compensatory damages in an unspecified amount, plus an unspecified amount of punitive damages. The amended complaint also includes allegations of fraudulent misrepresentation, fraudulent concealment and conversion. The court has postponed the trial date previously set for November 29, 2004 to allow additional time for mediation and as of the date of this report has not set a new date. The Company continues to aggressively defend the suit. While there can be no assurance, the Company continues to believe that the complaint is without merit and, as such, will not have a material adverse impact on our financial position, results of operations, or liquidity. As of the date of this report, we continue with the process of discovery. As such, although we still have not seen or heard anything that leads us to believe that the suit has merit, the outcome of Bank One's suit cannot be predicted with any certainty and management is unable to estimate an amount or range of potential loss that could result if an improbable unfavorable outcome did occur.

      In our Americas business, in common with many other American companies, we have chosen to retain certain risks regarding health insurance and workers' compensation rather than purchase third party insurance. Estimating our exposure to such risks involves subjective judgments about future developments. We engage the services of an independent actuary on an annual basis to assist us in quantifying our potential exposure. Analysis of claim expense run-off was performed related to the 2002 and 2003 health insurance reserves which resulted in a decision being made that we should release $679,000 to the income statement in the third quarter of 2004. This compared to an adjustment of $780,000 in the third quarter of 2003. Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balance for the 2002 program is $6,000 at September 30, 2004. The reserve balance for the 2003 program at September 30, 2004 is $241,225.

      The actuary provides a range of potential exposure related to workers' compensation costs and we reserve within that range. We accrue for the estimated adjustment to revenues for the difference between the actuarial estimate and our reserve on a periodic basis. The credit taken to revenue for the three and nine months ended September 30, 2004 was $2.2 million and $3.2 million, respectively. The credit taken to revenue for the three and nine months ended September 30, 2003 was $1.6 million and $2.5 million, respectively.

      In order to better manage our global insurance program, and support our risk management efforts we supplement our traditional insurance program by the use of a captive insurance company to provide professional indemnity insurance coverage on a "claims made" basis. In the past, we have utilized this in certain of our international operations, but effective March 31, 2004, as part of the renewal of our global professional indemnity insurance program we expanded the scope of the use of the captive to provide coverage to our entire business. A review of prior year insurance claims has resulted in the strengthening of certain reserves in the third quarter of 2004 by $1.6 million. This strengthening of the claim reserves increased the historic loss ratio that is the basis of the reserve for the current year exposures which resulted in an incremental $300,000 of expense being recorded in the third quarter of 2004.

      Jones Lang LaSalle and certain of our subsidiaries guarantee our revolving credit facility. In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of subsidiaries fails to repay its borrowing on an overdraft facility. We have provided guarantees of $28.1 million related to the local overdraft facilities, as well as guarantees related to our $325 million revolving credit facility, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries third-party debt.

      At September 30, 2004 we had capital commitments of $135.2 million for future fundings of co-investments. These commitments are to LaSalle Investment Limited Partnership, referred to as LaSalle Investment Company ("LIC"). We expect that LIC will draw down on our commitments over the next five to seven years as it enters into new coinvestments.


(2)   BUSINESS SEGMENTS

      We manage our business along a combination of functional and geographic lines. We report our operations as four business segments:

      .     Investment Management, which offers Real Estate Money
            Management services on a global basis,

      and the three geographic regions of Investor and Occupier Services
      ("IOS"):

      .     Americas,

      .     Europe and

      .     Asia Pacific,

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

      Total revenue by segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. We allocate all expenses, other than interest and income taxes, since nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate global overhead, including certain globally managed stock programs. We allocate these corporate global overhead expenses to the business segments based on the relative plan revenue of each segment.

      Our measure of segment operating results excludes non-recurring and restructuring charges because we have determined that it is not meaningful to investors to allocate these charges to our segments. See Note 3 for a detailed discussion of these charges. In addition, the Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without these charges allocated and assesses performance for incentive compensation purposes before the impact of these charges. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Financial Officer and the Chief Executive Officers of each of our reporting segments.

      The following table summarizes unaudited financial information by business segment for the three and nine months ended September 30, 2004 and 2003 ($ in thousands):

                                         SEGMENT OPERATING RESULTS
                                 -----------------------------------------
                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                    SEPTEMBER 30,         SEPTEMBER 30,
                                --------------------   -------------------
                                   2004       2003       2004       2003
                                 --------   --------   --------   --------
      INVESTOR AND OCCUPIER
       SERVICES -
       AMERICAS
        Revenue:
          Implementation
            services . . . . .   $ 36,763     25,503     98,756     70,882
          Management services.     44,774     41,389    124,070    119,709
          Equity earnings. . .      --         --           467      --
          Other services . . .      1,871      1,308      4,613      3,495
          Intersegment
            revenue. . . . . .        234         93        615        432
                                 --------   --------   --------   --------
                                   83,642     68,293    228,521    194,518
        Operating expenses:
          Compensation,
            operating and
            administrative
            expenses . . . . .     70,385     55,951    201,425    171,822
          Depreciation and
            amortization . . .      3,495      4,508     10,519     13,717
                                 --------   --------   --------   --------
              Operating
                income . . . .   $  9,762      7,834     16,577      8,979
                                 ========   ========   ========   ========

       EUROPE
        Revenue:
          Implementation
            services . . . . .   $ 73,108     57,854    214,710    162,742
          Management services.     23,166     20,678     69,890     65,594
          Other services . . .      3,235      3,352      7,191      6,862
                                 --------   --------   --------   --------
                                   99,509     81,884    291,791    235,198
        Operating expenses:
          Compensation,
            operating and
            administrative
            expenses . . . . .     94,046     76,539    277,702    223,345
          Depreciation and
            amortization . . .      2,543      2,785      7,998      8,331
                                 --------   --------   --------   --------
              Operating
                income . . . .   $  2,920      2,560      6,091      3,522
                                 ========   ========   ========   ========

                                         SEGMENT OPERATING RESULTS
                                 -----------------------------------------
                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                    SEPTEMBER 30,         SEPTEMBER 30,
                                --------------------   -------------------
                                   2004       2003       2004       2003
                                 --------   --------   --------   --------
       ASIA PACIFIC
        Revenue:
          Implementation
            services . . . . .   $ 33,151     23,316     82,557     60,383
          Management services.     22,613     18,509     64,546     54,443
          Other services . . .        469        306      1,226      1,110
                                 --------   --------   --------   --------
                                   56,233     42,131    148,329    115,936
        Operating expenses:
          Compensation,
            operating and
            administrative
            expenses . . . . .     52,403     41,084    144,835    116,179
          Depreciation and
            amortization . . .      2,104      1,519      5,247      5,098
                                 --------   --------   --------   --------
              Operating
                income
                (loss) . . . .   $  1,726       (472)    (1,753)    (5,341)
                                 ========   ========   ========   ========

       INVESTMENT MANAGEMENT -
        Revenue:
          Implementation and
            other services . .   $  3,094        996      8,012      3,324
          Advisory fees. . . .     24,615     23,585     74,636     69,348
          Incentive fees . . .      3,058      1,356      4,369      1,934
          Equity earnings
            (loss) . . . . . .      1,034        (77)     9,604       (282)
                                 --------   --------   --------   --------
                                   31,801     25,860     96,621     74,324
        Operating expenses:
          Compensation,
            operating and
            administrative
            expenses . . . . .     25,049     20,971     79,083     65,985
          Depreciation and
            amortization . . .        294        270        915        912
                                 --------   --------   --------   --------
              Operating
                income . . . .   $  6,458      4,619     16,623      7,427
                                 ========   ========   ========   ========

      Total segment revenue. .   $271,185    218,168    765,262    619,976
      Intersegment revenue
        eliminations . . . . .       (234)       (93)      (615)      (432)
                                 --------   --------   --------   --------
              Total revenue. .   $270,951    218,075    764,647    619,544
                                 ========   ========   ========   ========

                                         SEGMENT OPERATING RESULTS
                                 -----------------------------------------
                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                    SEPTEMBER 30,         SEPTEMBER 30,
                                --------------------   -------------------
                                   2004       2003       2004       2003
                                 --------   --------   --------   --------
      Total segment operating
        expenses . . . . . . .   $250,319    203,627    727,724    605,389
      Intersegment operating
        expense eliminations .       (234)       (93)      (615)      (432)
                                 --------   --------   --------   --------
              Total operating
                expenses before
                non-recurring
                charges. . . .   $250,085    203,534    727,109    604,957
                                 ========   ========   ========   ========
              Non-recurring
                charges
                (credits). . .   $ (1,408)    (1,451)    (2,338)     2,702
                                 ========   ========   ========   ========

              Operating
                income . . . .   $ 22,274     15,992     39,876     11,885
                                 ========   ========   ========   ========


(3)   NON-RECURRING AND RESTRUCTURING CHARGES

      For the three and nine months ended September 30, 2004, we recorded credits of $1.4 million and $2.3 million, respectively, to non-recurring expense. For the three and nine months ended September 30, 2003, we recorded a credit of $1.5 million and a charge of $2.7 million, respectively, to non-recurring expense. This activity consists of the following elements ($ in thousands):

                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                --------------------   -------------------
                                   2004       2003       2004       2003
                                 --------   --------   --------   --------
      Non-Recurring &
      Restructuring
      ----------------
      Land Investment and
        Development Group. . .   $  1,852      --           573      --

      Insolvent Insurance
        Providers. . . . . . .      --         --         --          (606)

      Abandonment of Property
       Management Accounting
       System:
        Compensation &
          Benefits . . . . . .         (2)     --            74        113
        Operating, Adminis-
          trative & Other. . .     (3,848)        97     (3,495)     4,919

      2001 Global Restructuring
       Program:
        Compensation &
          Benefits . . . . . .         (3)        15        (41)        97
        Operating, Adminis-
          trative & Other. . .      --         --         --         --

                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                --------------------   -------------------
                                   2004       2003       2004       2003
                                 --------   --------   --------   --------

      2002 Global Restructuring
       Program:
        Compensation &
          Benefits . . . . . .      --        (1,491)      (175)    (2,273)
        Operating, Adminis-
          trative & Other. . .        593        (72)       726        452
                                 --------   --------   --------   --------
      Total Non-Recurring &
        Restructuring (Credit)/
        Expense. . . . . . . .   $ (1,408)    (1,451)    (2,338)     2,702
                                 ========   ========   ========   ========

      LAND INVESTMENT GROUP

      We closed the non-strategic residential land business ("Land Investment Group") in the Americas region of the Investment Management segment in 2001. These assets are currently managed by a third party asset manager who provides us with cash flow projections on an annual basis. We had a net impairment expense during the three months ended September 30, 2004 for the Land Investment Group assets of $1.9 million which represented a new impairment charge of $2 million offset by cash proceeds, related to previously fully written down assets, of approximately $150,000. We received updated cash flow projections for one of the investments in the three months ended September 30, 2004 which indicated a decline in expected cash proceeds and an increase in expected expenses associated with this investment. As a result of this, an impairment charge of approximately $2 million was recorded to non-recurring and restructuring expense. This means that the net book value of the three Land Investment Group investments included in investments in and loans to real estate ventures at September 30, 2004 was $0, as compared with approximately $2 million at December 31, 2003.

      We have provided guarantees associated with this investment portfolio of approximately $750,000, which we currently do not expect to be required to fund. We expect these investments to be liquidated by the end of 2007. We received cash proceeds of approximately $150,000 during the three months ended September 30, 2004 related to the partial liquidation of the other two Land Investment Group assets which had previously been fully written down. These proceeds were recorded as a credit to non-recurring and restructuring expense. Future credits relating to the liquidation process will be recorded if further cash is received.

      There were no similar transactions for the three and nine months ended September 30, 2003.

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

      There were no similar transactions for the three and nine months ended September 30, 2003.

      INSOLVENT INSURANCE PROVIDERS

      As a result of two of our insurance providers becoming insolvent in 2001, we recorded a provision of $1.9 million, of which $1.6 million related to approximately 30 claims that were covered by an insolvent Australian insurance provider, HIH Insurance Limited ("HIH"). In the second quarter of 2003 we reduced the reserve by $0.6 million because of favorable developments in claim settlement. This credit was recorded to non-recurring expense. As of September 30, 2004, $0.5 million of the reserve established remains to cover claims which would have been covered by the insurance provided by HIH. The open claims relate to personal injury matters. Although there can be no assurance, we believe this reserve is adequate to cover any remaining claims and expenses resulting from the HIH insolvency.

      ABANDONMENT OF PROPERTY MANAGEMENT ACCOUNTING SYSTEM

      In the three months ending September 30, 2004 we settled the litigation we were pursuing with regard to the unsuccessful implementation of an Australian property management accounting system discussed in the paragraph following. Under the settlement agreement, which was executed on September 27, 2004, we are scheduled to receive a total of AUS$9.8 million ($7.1 million) in cash, in installments as follows: (1) AUS$6.0 million ($4.3 million) on or before October 22, 2004, (2) AUS$2.0 million ($1.5 million) on or before March 31, 2005, (3) AUS$1.0 million ($0.7 million) on or before September 30, 2005 and (4) AUS$0.8 million ($0.6 million) on or before December 31, 2005. We received the AUS$6.0 million payment on October 22, 2004. In connection with the agreement, each of parties has released the other from further liabilities with respect to the underlying dispute and has agreed to certain other terms typical for a settlement agreement of this kind. We have recognized the AUS$6.0 million ($4.3 million) recovery as a credit of $4.3 million to non-recurring and restructuring expense in the three months ending September 30, 2004 offset by legal expenses of $370,000 associated with the settlement process. We intend to account for the remaining installments on a cash basis due to the conditions of the settlement. The installments received will be recognized in non-recurring and restructuring.

      We completed a feasibility analysis of a property management accounting system that was in the process of being implemented in Australia in the second quarter of 2003. As a result of the review, we concluded that the potential benefits from successfully correcting deficiencies in the system that would allow it to be implemented throughout Australia were not justified by the costs that would have to be incurred to do so. As a result of this decision, we recorded a charge of $5.1 million to non-recurring expense in 2003. The charge of $5.1 million includes $113,000 related to severance costs of personnel who worked exclusively on the system and $218,000 for professional fees associated with pursuing litigation against the consulting firm that was responsible for the design and implementation of this system. For the three and nine months ended September 30, 2004, we recorded an additional $370,000 and $723,000, respectively, to non-recurring expense for legal expenses incurred in connection with this matter. In addition, we incurred $74,000 in the nine months ended September 30, 2004 for additional severance costs. We implemented a transition plan to an existing alternative system and have used this system from July 1, 2003.

      BUSINESS RESTRUCTURING

      Business restructuring charges include severance and professional fees associated with the realignment of our business. In 2001, the Asia Pacific business underwent a realignment from a traditional geographic structure to one that is managed according to business lines. In addition, in the second half of 2001 we implemented a broad based restructuring of our global business that reduced headcount by approximately nine percent. The total charge for the full year of 2001 for estimated severance and related costs was $43.9 million. Included in the $43.9 million was $40.0 million of severance costs and approximately $3.0 million of professional fees. The balance of $900,000 included relocation and other severance related expenses. Of the estimated $43.9 million (adjusted down to $42.5 million for reasons stated below), $41.9 million had been paid at September 30, 2004, with a further $0.5 million to be paid over the next several years as required by labor laws.

      In December 2002, we reduced our workforce by four percent to meet expected global economic conditions. As such, we recorded $12.7 million in non-recurring compensation and benefits expense related to severance and certain professional fees, and $632,000 in non recurring operating, administrative and other expense in 2002, primarily related to the lease cost of excess space. Of the estimated $12.7 million (adjusted down to $10.4 million in 2003 for reasons stated below), $10.2 million had been paid at September 30, 2004, with the remaining $0.2 million to be paid by the end of 2004.

      In 2003 we established a reserve for excess lease space of $4.4 million as a result of the 2002 restructuring. We had established $452,000 of this reserve by September 30, 2003 with the balance expensed in the fourth quarter of 2003. This reserve related to new space that we no longer intended to occupy, but where we were committed to a long term lease. Through September 30, 2004, $0.6 million of this reserve had been utilized against lease payments for this space. On September 29, 2004, the Company entered into a modified lease agreement with more favorable terms for this space and now plans to take occupation of approximately two thirds of this space in the first quarter of 2005. As a result of this change in circumstances, a net amount of $2.4 million of this reserve is no longer required and has been reversed to non-recurring and restructuring expense in the three months ending September 30, 2004. The remaining reserve of $1.4 million is for excess space in the new building which we are seeking to sublet. We have made certain assumptions regarding the terms of any sublet in estimating the required reserve and it is possible that additional charges or credits will be recorded with regard to this space as a sublet agreement is finalized. The lease for the space that we currently occupy runs through January, 2007 and is considered excess given our decision to occupy space in the new building. An expense of $3.0 million for this excess space has been recorded to non-recurring and restructuring expense in the three months ending September 30, 2004. The net charge to non-recurring and restructuring expense for the excess space in the third quarter is $0.6 million. The balance of the reserve for this excess space at the end of the period is $2.9 million.

      In general, the actual costs incurred related to these business restructurings have varied from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law, developments in the underlying business resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions. We record such variances to non-recurring and restructuring charges in the quarter they are identified. As a result of the above, we recorded an additional credit of $1.5 million to non-recurring for the three months ended September 30, 2003 and for the nine months ended September 30, 2003 recorded a credit of $2.2 million to non-recurring. Given the passage of time, there has been minimal activity in the three and nine months ending
      September 30, 2004 with a net credit of $3,000 and $216,000, respectively.

      As discussed in Note 2, our measure and discussion of segment operating results excludes non-recurring and restructuring charges. The following table displays the net charges (credits) by segment for the three and nine months ended September 30, 2004 and 2003 ($ in thousands):

                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                --------------------   -------------------
                                   2004       2003       2004       2003
                                 --------   --------   --------   --------
      Non-Recurring &
      Restructuring
      ---------------
      Investor and Occupier
       Services:
        Americas . . . . . . .   $     43     (1,772)      (135)    (1,772)
        Europe . . . . . . . .        553         76        558       (220)
        Asia Pacific . . . . .     (3,856)       (51)    (3,334)     4,398
      Investment Management. .      1,852        353        573        353
      Corporate. . . . . . . .      --           (57)     --           (57)
                                 --------   --------   --------   --------
      Total Non-Recurring &
       Restructuring . . . . .   $ (1,408)    (1,451)    (2,338)     2,702
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

      We apply FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when accounting for goodwill and other intangible assets. SFAS 142 requires an annual impairment evaluation of intangibles with indefinite useful lives. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. For purposes of evaluating SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groupings in Europe IOS. We completed the 2003 evaluation in the third quarter of 2003 and concluded that the fair value of each reporting unit exceeded its carrying amount and therefore we did not recognize an impairment loss. There were no triggering events since this evaluation that would have required an impairment evaluation. We anticipate finalizing the formal 2004 annual impairment evaluation in the fourth quarter of 2004.

      We have $346.8 million of unamortized intangibles and goodwill as of September 30, 2004, that are subject to the provisions of SFAS 142.
      A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $346.8 million of unamortized intangibles and goodwill, $335.3 million represents goodwill with indefinite useful lives, which we ceased amortizing January 1, 2002. The remaining $11.5 million of identified intangibles (principally representing management contracts acquired) will be amortized over their remaining definite useful lives (with a maximum of three years remaining).

      The Americas IOS business has completed two acquisitions during the nine months ended September 30, 2004. As a result of these acquisitions we have paid purchase consideration of $509,000, recorded liabilities for future purchase consideration of $3.6 million and recorded $2.0 million of goodwill with indefinite useful lives and $2.1 million of intangibles with definite useful lives, which represents the value of contracts acquired as part of the business acquisition. The acquisitions include certain earn-out and retention provisions that may ultimately impact the actual amounts that will be paid.

      The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

                        Investor and Occupier Services  Invest-
                        ------------------------------   ment
                                               Asia     Manage-    Consol-
                        Americas    Europe   Pacific     ment      idated
                        --------   --------  --------  --------   --------
Gross Carrying
Amount
--------------
Balance as of
  January 1, 2004. . . .$179,354     65,200    93,577    34,192    372,323

Acquisitions . . . . . .   2,032      --        --        --         2,032

Impact of exchange
  rate movements . . . .     (75)       463    (1,584)      369       (827)
                        --------   --------  --------  --------   --------
Balance as of
  September 30,
  2004 . . . . . . . . .$181,311     65,663    91,993    34,561    373,528

Accumulated
Amortization
------------
Balance as of
  January 1, 2004. . . .$(15,531)    (5,254)   (6,619)  (10,765)   (38,169)

Impact of exchange
  rate movements . . . .      61       (110)       22       (62)       (89)
                        --------   --------  --------  --------   --------
Balance as of
  September 30,
  2004 . . . . . . . . .$(15,470)    (5,364)   (6,597)  (10,827)   (38,258)

Net book value as
  of September 30,
  2004 . . . . . . . . .$165,841     60,299    85,396    23,734    335,270
                        ========   ========  ========  ========   ========

      The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with definite useful lives as well as estimated future amortization expense ($ in thousands, unless otherwise noted).

                        Investor and Occupier Services  Invest-
                        ------------------------------   ment
                                               Asia     Manage-    Consol-
                        Americas    Europe   Pacific     ment      idated
                        --------   --------  --------  --------   --------
Gross Carrying
Amount
--------------
Balance as of
 January 1, 2004 . . . .$ 39,364        911     3,057     5,318     48,650

Acquisitions . . . . . .   2,090      --        --        --         2,090

Impact of exchange
 rate movements. . . . .   --            14       (99)       78         (7)
                        --------   --------  --------  --------   --------
Balance as of
 September 30,
 2004. . . . . . . . . .$ 41,454        925     2,958     5,396     50,733

Accumulated
Amortization
------------
Balance as of
 January 1, 2004 . . . .$(27,274)      (598)   (2,006)   (5,318)   (35,196)

Amortization expense
 - Q1. . . . . . . . . .  (1,192)       (29)      (97)    --        (1,318)
 - Q2. . . . . . . . . .  (1,189)       (29)      (91)    --        (1,309)
 - Q3. . . . . . . . . .  (1,363)       (29)      (90)    --        (1,482)
Impact of exchange
 rate movements. . . . .      (5)        21       158       (78)        96
                        --------   --------  --------  --------   --------
Balance as of
 September 30,
 2004. . . . . . . . . .$(31,023)      (664)   (2,126)   (5,396)   (39,209)

Net book value as
 of September 30,
 2004. . . . . . . . . .$ 10,431        261       832     --        11,524
                        ========   ========  ========  ========   ========

      ESTIMATED ANNUAL AMORTIZATION EXPENSE
      Remaining 2004 Amortization                 $1.4 million
      For Year Ended 12/31/05                     $5.2 million
      For Year Ended 12/31/06                     $3.7 million
      For Year Ended 12/31/07                     $500,000
      For Year Ended 12/31/08                     $500,000
      For Year Ended 12/31/09                     $200,000

(5)   NEW ACCOUNTING STANDARDS

      ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

      We adopted the provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), as of January 1, 2003. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Operating leases for space we occupy in certain of our Asian markets contain obligations that would require us, on termination of the lease, to reinstate the space to its original condition. We have assessed our liability under such obligations as required by the adoption of SFAS 143. This did not have a material impact on our financial statements.

      ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

      We apply FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity, and also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial statements.

      ACCOUNTING AND DISCLOSURE BY GUARANTORS

      We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Company has not entered into, or modified, guarantees pursuant to the recognition provisions of FIN 45 that have had a significant impact on the financial statements during the three and nine months ended
      September 30, 2004. Guarantees covered by the disclosure provisions of FIN 45 are discussed in Note 3, the "Liquidity and Capital Resources" section within Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

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

      ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer, specifically:

      .     a mandatorily redeemable financial instrument,

      .     an obligation to repurchase the issuer's equity, and

      .     certain obligations to issue a variable number of shares.

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

      In the twelve months ended December 31, 2003, we made $3.0 million of contributions to these plans, of which $0.7 million was contributed by September 30, 2003. Our estimated contributions to these plans for the twelve months ended December 31, 2004 are $4.0 million, $2.7 million of which has been contributed at September 30, 2004. The following table details the components of our net periodic pension cost.

                                                           Nine Months Ended
                                                             September 30,
                                                          ------------------
                                                           2004        2003
                                                          ------      ------
      Net periodic pension cost:
        Employer service cost. . . . . . . . . . . . .    $2,097       1,627
        Interest cost on projected benefit
          obligations. . . . . . . . . . . . . . . . .     5,363       4,514
        Expected return on plan assets . . . . . . . .    (6,587)     (4,926)
        Net amortization/deferrals . . . . . . . . . .        26          23
        Recognized actual loss . . . . . . . . . . . .      --           379
                                                          ------      ------
            Total net periodic pension cost. . . . . .    $  899       1,617
                                                          ======      ======

      On January 1, 2003, we curtailed the United Kingdom defined benefit plan and implemented a defined contribution plan. No gain or loss was required to be recognized as a result of the curtailment. As part of the curtailment we were statutorily required to provide a minimum level of future benefit increase, which caused our accumulated benefit obligation to increase by $7.9 million at January 1, 2003. After the curtailment, the accumulated benefit obligation exceeded the fair value of plan assets, which meant that, in the first quarter of 2003, we were required under accounting principles generally accepted in the United States of America to record a minimum pension liability through other comprehensive income in stockholders' equity. At December 31, 2003, as a result of the return on plan assets and our pound sterling 1 million ($1.8 million) contribution to the plan, the fair value of the United Kingdom pension plan assets were greater than our accumulated benefit obligation under the plan. As required under accounting principals generally accepted in the United States, we removed our minimum pension liability.

      We maintain a contributory defined benefit plan in Ireland to provide retirement benefits to eligible employees. In the third quarter of 2003 we identified that the accumulated benefit obligation of this plan exceeded the fair value of the plan assets by $700,000. The minimum pension liability was equal to the excess accumulated benefit obligation of $700,000 plus the value of the prepaid pension asset of $1.6 million, net of an intangible asset of $400,000 established to record the unrecognized prior service cost. The adjustment to reflect the required minimum pension liability of $1.9 million, net of associated tax benefit of $290,000, was recorded through other comprehensive income in the three and nine months ended September 30, 2003. At December 31, 2003, the fair value of this plan's assets were greater than the accumulated benefit obligation, therefore, no minimum pension liability was required and all amounts were reversed in the fourth quarter.

(7)   INVESTMENTS IN REAL ESTATE VENTURES

      We invest in certain ventures that own and operate commercial real estate. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of the non-controlling ownership.
      During the three months ended September 30, 2004, the Company borrowed $18.0 million on a short-term basis to fund capital contributions to LaSalle Investment Company ("LIC") which used the funds to acquire specific assets in anticipation of a new fund launch. The $18.0 million of outstanding borrowings is included in the short-term borrowings and investment in and loans to real estate ventures lines of our consolidated balance sheet. We apply the provisions of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), when evaluating these investments for impairment, including impairment evaluations of the individual assets held by the investment funds. We recorded impairment charges to equity earnings of $187,000 and $415,000 for the three and nine months ended September 30, 2004, representing our equity share of the impairment charge against individual assets held by these funds. Additional impairment charges recorded for the three months ended September 30, 2004 included certain costs related to the exiting of our Land Investment Group and were recorded to non-recurring expense. For a further discussion of these non-recurring charges see Note 3. For the three and nine months ended September 30, 2003, we recorded impairment charges of $2.6 million and $3.7 million in equity earnings, respectively, representing our equity share of the impairment charge against individual assets held by the investment funds in the period.

(8)   SHARE REPURCHASE

      On February 27, 2004, we announced that our Board of Directors had approved a share repurchase program. Under the program, we are authorized to repurchase up to 1.5 million shares of our outstanding common stock in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. We repurchased 498,800 shares under this program in the third quarter of 2004 at an average share price of $31.32. We repurchased 1,305,400 shares under this program in the first nine months of 2004 at an average share price of $27.45.

      The 2004 repurchase program replaces a program put in place in October 2002, under which we were authorized to repurchase up to 1 million shares. We repurchased 700,000 shares under the 2002 repurchase program.

      The repurchase of shares is primarily intended to offset dilution resulting from stock grants made under the Firm's existing stock plans. In accordance with our share repurchase program, shares repurchased are not cancelled but are held by one of our subsidiaries. Repurchased shares are included in our equity account, but are excluded from our earnings per share calculation. As such, we did not include in weighted average shares outstanding shares repurchased in the following periods:

                  2002              300,000
                  2003              400,000
                  2004            1,305,400

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

      Call premium paid on Euro Notes. . . . . . . . .   $  9,012
      Acceleration of unamortized debt
        issuance costs . . . . . . . . . . . . . . . .   $  2,463
      Other costs. . . . . . . . . . . . . . . . . . .   $     86
                                                         --------
      Total Expense of Redemption of Euro Notes. . . .   $ 11,561
                                                         ========

      Given the redemption of the Euro Notes, we are no longer required to include Supplemental Condensed Consolidating Financial Statements within these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto for the three and nine months ended September 30, 2004, included herein, and Jones Lang LaSalle's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003, which have been filed with the United States Securities and Exchange Commission as part of our 2003 Annual Report on Form 10-K and are also available on our website (www.joneslang lasalle.com).

      Management's Discussion and Analysis is presented in the following sections:

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

As a result, our profits also produce strong cash returns for our shareholders. Over the last three years, we have strategically used this cash primarily to:

      .     significantly pay down debt;

      .     purchase shares under our current share repurchase program;

      . invest for growth in important markets in New York, central and southern Europe, India and North Asia; and

      . co-invest in LaSalle Investment Management sponsored and managed funds.

We believe value is enhanced by investing appropriately in growth opportunities, maintaining our market position in developed markets and in keeping our balance sheet strong.

      The services we deliver are managed as business strategies to enhance the synergies and expertise of our people. The principal businesses in which we are involved are:

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

      REAL ESTATE MONEY MANAGEMENT - LaSalle Investment Management provides real estate money management services for large institutions, both in specialized funds and separate account vehicles, as well as for managers of funds. Investing money on behalf of clients requires not just asset selection, but also asset value activities to enhance the asset's performance. The skill set required to succeed in this environment includes knowledge of real estate values - opportunity identification (research), individual asset selection (acquisitions), asset value creation (portfolio management), and investor relations. Our competitors in this area tend to be quite different - investment banks, fund managers and other financial services firms - but they commonly lack the "on the ground" real estate expertise that our global platform provides. We are compensated for our services through a combination of recurring advisory fees that are asset-based, together with incentive fees based on the underlying investment return to our clients, which are generally recognized when agreed upon events or milestones are reached, and equity earnings realized at the exit of individual investments within funds. We have been successful in transitioning the mix of our fees for this business to the more annuity revenue category of advisory fees. Additionally, our strengthened balance sheet, and continued cash generation, position us for expansion in co-investment activity, which we believe will accelerate our growth in assets under management.


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

      In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses we incur on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. A contract that provides a fixed fee/billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such, is reported on a gross basis. This means that our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. We will account for the contract on a net basis when the fee structure is comprised of at least two distinct elements, namely:

      .     the fixed management fee and

      . a separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client.

This means we include the fixed management fee in reported revenues and we net the reimbursement against expenses. We base this characterization on the following factors which define us as an agent rather than a principal:

      . the property owner generally has the authority over hiring practices and the approval of payroll prior to payment by Jones Lang LaSalle;

      . Jones Lang LaSalle in certain situations is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract;

      . reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter; and

      . Jones Lang LaSalle generally earns no margin in the arrangement, obtaining reimbursement only for actual costs incurred.

The majority of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated $109.4 million and $94.5 million for the three months ended September 30, 2004 and 2003, respectively. Such costs aggregated $316.3 million and $285.4 million for the nine months ended September 30, 2004 and 2003, respectively. This treatment has no impact on operating income
(loss), net income (loss) or cash flows.

      ACCOUNTS RECEIVABLE - We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments, with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables. These reserves are then reviewed on a quarterly basis by regional and global management to ensure that they are appropriate. As part of this review, we develop a range of potential reserves on a consistent formulaic basis. We would normally expect that the allowance would fall within this range. The table below sets out certain information regarding our accounts receivable, allowance for uncollectible accounts receivable, range of possible allowance and the bad debt expense we incurred for the nine months ended September 30, 2004 and 2003 ($ in millions).

                                   Allowance
                        Accounts      for                              Year-
                       Receivable  Uncollec-                          to-Date
              Gross    More Than     tible                             Bad
             Accounts   90 Days     Accounts    Maximum    Minimum     Debt
            Receivable  Past Due   Receivable  Allowance  Allowance   Expense
            ---------- ----------  ----------  ---------  ---------   -------
Septem-
 ber 30,
 2004. . .    $ 239.8        8.7         6.5        7.6        3.8       3.5

Septem-
 ber 30,
 2003. . .    $ 188.4        8.5         5.6        7.5        3.7       1.8

      The bad debt expense recorded for the current year-to-date period includes the settlement of a disputed receivable in Europe in which a settlement expense of $700,000 was incurred in the second quarter of 2004. The additional increase of $1.0 million is due to the timing of certain receivables falling within the age profile of our methodology.

      PERIODIC ACCOUNTING FOR INCENTIVE COMPENSATION - In our interim statements, we accrue for incentive compensation based on a formulaic methodology reflective of the payment philosophies of the multiple underlying incentive compensation plans, which are generally measured against revenues or profits. The methodology applies actual revenues recorded as compared to annual forecasted revenues, with the percentages then applied to the total year forecasted compensation costs, both base salary and incentive compensation to determine the estimated related incentive compensation to be accrued. As the majority of the firm's revenues are recorded in the second half of the year, the impact of this methodology is that the majority of incentive compensation is also recorded in the second half of the year. This methodology can create quarterly year over year variability if actual revenues results are substantially different in timing than the prior year or in amount to the forecasted revenue expectations. Actual underlying compensation plan calculations are made at the completion of the year with reconciliation adjustments made in the fourth quarter. We exclude from the standard methodology, any incentive compensation plan that is not subject to performance criteria. These plans are accrued for on a straight line basis.

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

      Previously we accounted for the current year impact of this program in the fourth quarter (namely, the enhancement, the deferral and the related amortization) because of the uncertainty around the terms and conditions of the stock ownership program and because the majority of our incentive compensation is accrued in the fourth quarter. Due to the maturity of the program and the commitment to its terms and conditions by the Company and the Compensation Committee of the Board of Directors, we decided to begin accounting for the earned portion of this compensation program on a quarterly basis, starting in the third quarter of 2003. We recognize the benefit of the stock ownership program in a manner consistent with the accrual of the underlying incentive compensation expense. As such, we reduced accrued incentive compensation expense by a net $1.9 million and $5.4 million for the three and nine months ended September 30, 2004, respectively, reflecting the earned portion of the stock ownership program during this time. We recorded a credit of $2.1 million to the income statement in the third quarter of 2003, reflecting the earned portion of the stock ownership program for the first nine months of 2003.

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
                                                December 31,   December 31,
                                                   2003           2002
                                                ------------   ------------
Deferral net of related
  amortization expense . . . . . . . . . . .     $  6.7         $  5.0

Decrease to deferred compensation
  in the first quarter of the
  following year . . . . . . . . . . . . . .       (0.4)          (0.4)

      The table below sets out the amortization expense related to the stock ownership program for the three and nine months ended September 30, 2004 and 2003 ($ in millions):
                                   Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                  -------------------    -------------------
                                    2004       2003       2004        2003
                                  --------   --------   --------    --------
Current compensation expense
  amortization for prior
  year programs. . . . . . . .      $  1.7        1.7        5.9         4.9

Current deferral net of
  related amortization . . . .        (1.9)      (2.1)      (5.4)       (2.1)

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

      We invest in certain real estate ventures that own and operate commercial real estate. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of the non-controlling ownership. We apply the provisions of SFAS 144 when evaluating these investments for impairment, including impairment evaluations of the individual assets held by the investment funds. We recorded impairment charges in equity earnings of $187,000 and $415,000 in the three and nine months ending September 30, 2004, representing our equity share of the impairment charge against individual assets held by these funds. In the third quarter of 2004, we also recorded net impairment charges of $2 million in non-recurring and restructuring expense in regard to a land investment group asset. For a further discussion of these non-recurring charges see Note 3. For the three and nine months ended September 30, 2003, we recorded an impairment charge of $2.6 million and $3.7 million, respectively, in equity earnings representing our equity share of the impairment charge against individual assets held by the investment funds in the period.

      We apply FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when we account for goodwill and other intangible assets. SFAS 142 requires an annual impairment evaluation of intangibles with indefinite useful lives. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. For purposes of evaluating SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groups in Europe IOS. We determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit's carrying value. The result of the 2003 evaluation performed in the third quarter of 2003 was that the fair value of each reporting unit exceeded its carrying amount and therefore no impairment loss was recognized. There were no triggering events since that evaluation that would have required an impairment evaluation. We anticipate finalizing the formal 2004 annual impairment evaluation in the fourth quarter of 2004.

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

      Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability, as local statutory tax rates range from 10% to 42% in the countries in which we have significant operations. We evaluate our estimated full year effective tax rate on a quarterly basis to reflect forecast changes in:

      .     our geographic mix of income,

      .     legislative actions on statutory tax rates,

      . the impact of tax planning to reduce losses in jurisdictions where we cannot recognize the tax benefit of those losses, and

      .     tax planning for jurisdictions affected by double taxation.

We continuously seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate. We reflect the benefit from tax planning actions when we believe it is probable that they will be successful, which usually requires that certain actions have been initiated. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. Based on our forecasted results we have estimated an effective tax rate of 28% for 2004. While there can be no assurance that we will achieve an effective tax rate of 28% in 2004, we believe that this is an achievable rate due to the impact of consistent and effective tax planning. For the nine months ended September 30, 2003, we used an estimated effective tax rate of 32% on recurring operations. We ultimately achieved an effective tax rate of 27.7% on recurring operations in 2003, which excluded; (i) a specific tax benefit of $2.2 million related to non-recurring and restructuring items, and (ii) a tax benefit of $3.0 million related to a write-down of an e-commerce investment taken as a restructuring action in 2001, which was not originally expected to be deductible, but which, as a result of actions undertaken in 2003, was deemed deductible.

      ACCOUNTING FOR SELF-INSURANCE PROGRAMS - In our Americas business, in common with many other American companies, we have chosen to retain certain risks regarding health insurance and workers' compensation rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future developments. We engage the services of an independent actuary on an annual basis to assist us in quantifying our potential exposure. Additionally, we supplement our traditional global insurance program by the use of a captive insurance company to provide professional indemnity insurance on a "claims made" basis. As professional indemnity claims can be complex and take a number of years to resolve we are required to estimate the ultimate cost of claims.

..     HEALTH INSURANCE - We chose to self-insure our health benefits for all U.S. based employees for the first time in 2002, although we did purchase stop loss coverage to limit our exposure. We continue to purchase stop loss insurance on an annual basis. We made the decision to self-insure because we believed that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we would incur reduced expense self-insuring our health benefits as opposed to purchasing health insurance through a third-party. We engage an actuary who specializes in health insurance to estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we employ the same actuary to estimate the required reserve for unpaid health costs for the current year that we would need at year-end. With regard to the year-end reserve, the actuary provides us with a point estimate, which we accrue; additionally, in the first year of this program we accrued a provision for adverse deviation. Analysis of claim expense run-off was performed related to the 2002 and 2003 reserves which resulted in a decision being made that we should release $679,000 to the income statement in the third quarter of 2004. This compared to an adjustment of $780,000 in the third quarter of 2003. Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balance for the 2002 program is $6,000 at September 30, 2004. The reserve balance for the 2003 program at September 30, 2004 is $241,225.

      The table below sets out certain information related to the cost of this program for the three and nine months ended September 30, 2004 and 2003 ($ in millions):

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                   ------------------     ------------------
                                     2004       2003       2004        2003
                                    ------     ------     ------      ------
      Expense to Company . . .      $  4.0        3.2       11.7         9.4
      Employee contributions .         0.9        0.8        2.5         2.2
      Adjustment to prior
        year reserve . . . . .        (0.7)      (0.8)      (0.7)       (0.8)
                                    ------     ------     ------      ------
      Total program cost . . .      $  4.2        3.2       13.5        10.8
                                    ======     ======     ======      ======

..     WORKERS' COMPENSATION INSURANCE - Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for workers' compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using the various state rates based on job classifications, engaging on an annual basis in the third quarter, an independent actuary who specializes in workers' compensation to estimate our exposure based on actual experience. Given the significant judgmental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. We accrue for the estimated adjustment to revenues for the difference between the actuarial estimate and our reserve on a periodic basis. The credit taken to revenue for the three months ended September 30, 2004 and 2003 was $2.2 million and $1.6 million, respectively. The credit taken to revenue for the nine months ended September 30, 2004 and 2003 was $3.2 million and $2.5 million, respectively. Due to the nature of workers' compensation claims, it may take a number of years for claims to be settled.
      The table below provides the reserve balance by plan year that we have established ($ in millions):

                                     September 30,    December 31,
                                        2004             2003
                                     -------------    ------------
      2004 . . . . . . . . . . . . . .  $ 4.0              na
      2003 and prior . . . . . . . . .    2.2              7.1
                                        -----            -----
                                        $ 6.2              7.1
                                        =====            =====

..     CAPTIVE INSURANCE COMPANY - In order to better manage our global insurance program, and support our risk management efforts, we supplement our traditional insurance program by the use of a captive insurance company to provide professional indemnity insurance coverage on a "claims made" basis. In the past, we have utilized this in certain of our international operations, but effective
      March 31, 2004, as part of the renewal of our global professional indemnity insurance program, we expanded the scope of the use of the captive to provide coverage to our entire business. This expansion has increased the level of risk retained by our captive to up to $2.5 million per claim (dependent upon location) and up to $12.5 million in the aggregate. Professional indemnity insurance claims can be complex and take a number of years to resolve. We are required to estimate the ultimate cost of these claims. This estimate includes specific claim reserves that are developed on the basis of a review of the circumstances of the individual claim, which are updated on a periodic basis. In addition, given that the timeframe for these reviews may be lengthy, we also provide a reserve against the current year exposures on the basis of our historic loss ratio. The increase in the level of risk retained by the captive means that we would expect that the quantum and the volatility of our estimate of reserves will be increased over time. Our third quarter review of claims for the insurance years prior to March 31, 2004 found that as a result of current adverse claim developments, there was a need to strengthen the claim reserves for certain European claims by $1.6 million, which was charged to operating expense in the three months ended September 30, 2004. This strengthening of the claim reserves increased the historic loss ratio that is the basis of the reserve for the current insurance year exposures which resulted in an incremental $300,000 of expense being booked in the three months ending September 30, 2004. The table below provides the reserve balance, which relates to multiple years, that we have established as of ($ in millions):

      September 30, 2004 . . . . . . . . . . . . . .   $5.9 million
      September 30, 2003 . . . . . . . . . . . . . .   $2.4 million

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


RESULTS OF OPERATIONS

      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

ITEMS AFFECTING COMPARABILITY OF RESULTS

      LASALLE INVESTMENT MANAGEMENT REVENUES

      Our real estate money management business is in part compensated through the receipt of incentive fees when investment performance exceeds agreed benchmark levels. Depending upon performance, these fees can be significant and will generally be recognized when agreed events or milestones are reached. Equity earnings from unconsolidated ventures may also vary substantially from period to period for a variety of reasons, including as a result of:

      .     realized gains on asset dispositions, or

      .     incentive fees recorded as equity earnings, or

      .     impairment charges.

The timing of recognition may impact comparability between quarters, in any one year, or compared to a prior year.

      FOREIGN CURRENCY

      We operate in a variety of currencies in 34 countries, but report our results in U.S. dollars. This means that our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility makes it more difficult to perform period-to-period comparisons of the reported results of operations. As an example, the euro, the pound sterling and the Australian dollar, each a currency used in a significant portion of our operations, were all considerably stronger during the first nine months of 2004 compared to the same period in 2003. This means that for those businesses located in jurisdictions that utilize these currencies, the U.S. dollar reported revenues and expenses in the first nine months of 2004 demonstrate an apparent growth rate that is not consistent with the real underlying growth rate in the local operations. In order to provide more meaningful period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition and results of operations, we have provided information about the impact of foreign currencies where we believe that it is necessary. In addition, set out below is guidance as to the key currencies that the Company does business in and their significance to reported revenues and operating results. The operating results sourced in pound sterling and U.S. dollars understates the profitability of the businesses in the United Kingdom and the United States of America because they include the locally incurred expenses of our global offices in London and Chicago, respectively, as well as the European regional office in London. The revenues and operating income of the global investment management business are allocated to their underlying currency, which means that this analysis may not be consistent with the performance of the geographic IOS segments. In particular, as incentive fees are earned by this business, there may be significant shifts in the geographic mix of revenues and operating income. The following table sets forth revenues and operating income (loss) derived from our most significant currencies ($ in millions, except for exchange rates).

                                      Austra-
                  Pound               lian        US
                 Sterling    Euro     Dollar    Dollar      Other     Total
                 --------  -------    -------   -------    -------   -------
REVENUES
 Q1, 2004. . .   $  50.5      43.5       17.6      77.9       33.3     222.8
 Q2, 2004. . .      56.2      48.2       23.4      94.3       48.8     270.9
 Q3, 2004. . .      59.6      40.7       23.9     102.2       44.5     270.9
                 -------   -------    -------   -------    -------   -------
                 $ 166.3     132.4       64.9     274.4      126.6     764.6
                 =======   =======    =======   =======    =======   =======

 Q1, 2003. . .   $  37.7      37.2       13.7      70.0       29.3     187.9
 Q2, 2003. . .      43.9      36.5       18.7      75.9       38.6     213.6
 Q3, 2003. . .      50.7      36.7       19.6      84.0       27.1     218.1
                 -------   -------    -------   -------    -------   -------
                 $ 132.3     110.4       52.0     229.9       95.0     619.6
                 =======   =======    =======   =======    =======   =======

OPERATING
 INCOME (LOSS)
 Q1, 2004. . .   $  (2.5)      4.8       (1.5)     (3.4)      (2.0)     (4.6)
 Q2, 2004. . .       1.6       4.9        2.2       9.2        4.3      22.2
 Q3, 2004. . .       4.5      (0.5)       6.2       8.6        3.5      22.3
                 -------   -------    -------   -------    -------   -------
                 $   3.6       9.2        6.9      14.4        5.8      39.9
                 =======   =======    =======   =======    =======   =======

 Q1, 2003. . .   $  (2.6)      2.9       (1.4)     (2.4)      (3.4)     (6.9)
 Q2, 2003. . .      (0.4)      0.1       (4.1)      1.9        5.3       2.8
 Q3, 2003. . .       4.8       1.9        0.7       7.4        1.2      16.0
                 -------   -------    -------   -------    -------   -------
                 $   1.8       4.9       (4.8)      6.9        3.1      11.9
                 =======   =======    =======   =======    =======   =======

                                      Austra-
                  Pound               lian        US
                 Sterling    Euro     Dollar    Dollar      Other
                 --------  -------    -------   -------    -------
AVERAGE
 EXCHANGE
 RATES
 Q1, 2004. . .     1.842     1.246      0.764      N/A        N/A
 Q2, 2004. . .     1.811     1.206      0.710      N/A        N/A
 Q3, 2004. . .     1.817     1.223      0.710      N/A        N/A

 Q1, 2003. . .     1.600     1.075      0.595      N/A        N/A
 Q2, 2003. . .     1.624     1.140      0.644      N/A        N/A
 Q3, 2003. . .     1.617     1.130      0.656      N/A        N/A


      In order to provide more meaningful period-to-period comparison of the reported results, we have included the below table which details the movements in certain reported U.S. dollar lines of the Consolidated Statement of Earnings ($ in millions) (nm = not meaningful).

                     Three Months Ended
                        September 30,          Increase/          % Change
                     ------------------       (Decrease)          in Local
                        2004      2003      in U.S. Dollars       Currency
                       ------    ------    ----------------       --------

Total revenue. . . .   $271.0     218.1      52.9     24.3%         17.4%
  Compensation &
    benefits . . . .    175.0     137.3      37.7     27.5%         20.3%
  Operating,
    administrative
    & other. . . . .     66.7      57.2       9.5     16.6%         10.6%
  Depreciation &
    amortization . .      8.4       9.1      (0.7)    (7.7%)       (11.1%)
  Non-recurring. . .     (1.4)     (1.5)      0.1       nm            nm
Total operating
 expenses. . . . . .    248.7     202.1      46.6     23.1%         16.3%
                       ------     -----     -----     -----        ------
Operating income . .   $ 22.3      16.0       6.3     39.4%         32.0%
                       ======     =====     =====     =====        ======

                      Nine Months Ended
                        September 30,          Increase/          % Change
                      -----------------       (Decrease)          in Local
                        2004      2003      in U.S. Dollars       Currency
                       ------    ------    ----------------       --------

Total revenue. . . .   $764.6     619.5     145.1     23.4%         16.0%
  Compensation &
    benefits . . . .    505.5     407.0      98.5     24.2%         16.4%
  Operating,
    administrative
    & other. . . . .    196.9     169.8      27.1     16.0%          9.0%
  Depreciation &
    amortization . .     24.7      28.1      (3.4)  (12.1%)        (16.9%)
  Non-recurring. . .     (2.4)      2.7      (5.1)     nm             nm
Total operating
 expenses. . . . . .    724.7     607.6     117.1     19.3%         11.9%
                       ------     -----     -----   -------        ------

Operating
 income. . . . . . .   $ 39.9      11.9      28.0      nm             nm
                       ======     =====     =====   =======        ======

REVENUE

      The increase in local currency revenues of 17.4% and 16.0% for the three and nine months ended September 30, 2004, respectively, continues to reflect improved revenue performance across our businesses globally. This improvement is a result of increased transaction activity as a trend towards economic recovery around the world continues to restore client activity. For example, we are experiencing an increase in both local and cross border capital markets transactions in Europe. The growth markets of India and North Asia in Asia Pacific continue to significantly out perform the prior year and our Americas transaction business continues to deliver strong performance, capitalizing on a trend towards increased deal volume and increased deal size. In addition, the Hotels business continues to deliver on its position as "advisor of choice" for key industry participants, once again seeing increased revenue when compared to the prior year. In addition, the strength of real estate as an investment class has increased opportunities for the Real Estate Money Management business to realize value for clients. This generated higher equity earnings where the firm co-invested alongside clients, as well as incentive fees as the firm continued to deliver investment performance exceeding targeted returns.

OPERATING EXPENSE

      The increase in U.S dollar operating expenses for the three and nine months ended September 30, 2004 of 23.1% and 19.3%, respectively, reflects the general strengthening of our key currencies against the U.S. dollar. Excluding the impact of movements in foreign currency exchange rates, the increase in operating expenses of 16.3% and 11.9% for the quarter and the year-to-date, respectively. The increase in expenses for both the quarter and year is primarily due to incentive compensation accruals, the timing of which is the result of the stronger year-over-year revenue performance as well as the timing of revenue increases. A further discussion of our periodic accounting for incentive compensation can be found in Summary of Critical Accounting Policies and Estimates contained herein. Compensation and benefits expense has also increased as we continue to invest in growth markets to build on and strengthen our market presence.

      The increase in operating, administrative and other expense, exclusive of movements in foreign currency exchange rates, of 10.6% and 9.0% for the three and nine months ended September 30, 2004, respectively, can be attributed to business and revenue generation related costs matching increased business activity. In addition, insurance expense increased over the prior year as a third quarter review of our captive insurance claims found that as a result of current adverse developments, there was a need to strengthen our reserves for certain prior year claims.

      The most significant component of our non-recurring and restructuring expense for the three and nine months ended September 30, 2004 is a credit related to the settlement of litigation we were pursuing related to the abandonment of a property management accounting system in our Australian business. The credit relates to the first installment payment of the settlement and is partially offset by legal costs incurred during the three
and nine months ended September 30, 2004 to pursue the litigation.   Also
included in non-recurring expense for the third quarter was impairment related to our Land Investment Group, which we closed in 2001 and costs related to excess leased space as a result of our 2002 restructuring.

      For the three months ended September 30, 2003, the most significant component of our non-recurring and restructuring expense was a credit related to our 2002 global restructuring program as a combination of new client wins and expanded assignments for existing clients resulted in the permanent reevaluation of planned headcount reductions. For the nine months ended September 30, 2003 the most significant component of our non-recurring and restructuring expense was a charge related to the abandonment of the property management accounting system mentioned above. The charge was recorded after the completion of a feasibility analysis concluded that the potential benefits from successfully correcting deficiencies in the system that would allow it to be implemented throughout Australia were not justified by the costs that would have to be incurred to do so. A further discussion of non-recurring and restructuring charges and credits can be found in Note 3 to Notes to Consolidated Financial Statements.

INTEREST EXPENSE

      Interest expense, net of interest income, decreased $3.7 million, or 78.7%, for the three months ended September 30, 2004 when compared to the same period of 2003. For the nine months ended September 30, 2004, interest expense, net of interest income, decreased $5.3 million, or 38.7%, when compared to the same period of 2003. The decrease in interest expense, net of interest income, can be attributed to redemption of the Euro Notes discussed in the following paragraph and our continued focus on debt reduction.

      On June 15, 2004, we redeemed all of the outstanding Euro Notes at a redemption price of 104.5% of principal. We incurred pre-tax expense of $11.6 million which includes the premiums paid ($9.0 million) to redeem the Euro Notes and the acceleration of debt issuance cost amortization ($2.5 million). We expect the redemption of the Euro Notes to provide saving of approximately $5 million to $6 million in 2004, dependent upon prevailing interest rates and exchange rates. This is due to the favorable credit facility pricing which ranges from LIBOR plus 100 basis points to LIBOR plus 225 basis points compared to the Euro Notes which carried a fixed 9% interest rate.

PROVISION (BENEFIT) FOR INCOME TAXES

      For the three months ended September 30, 2004, the provision for income taxes was $6.0 million as compared to a provision of $3.9 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, the provision for income taxes was $5.6 million as compared to a benefit of $590,000 for the nine months ended September 30, 2003. The change in income tax is due to improved operating income and net income (loss) before taxes in both the three and nine months ended September 30, 2004 when compared to the same periods in 2003. Our estimated effective tax rate for the nine months ended September 30, 2004 was 28%, as compared to 32% for the same period last year. This rate improvement has favorably affected the results for the third quarter and the year-to-date as we are in a profit position. See the Income Tax Provision section of
Note 1 to Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

NET INCOME (LOSS)

      For the three months ended September 30, 2004, we had a net income of $15.3 million, an increase of $7.9 million from a net income of $7.4 million for the same period in 2003. For the nine months ended
September 30, 2004, we had a net income of $14.3 million, which is an improvement of $15.6 million from the net loss of $1.3 million for nine months ended September 30, 2003.

SEGMENT OPERATING RESULTS

      We manage our business along a combination of functional and geographic lines. We report our operations as four business segments:

      .     Investment Management, which offers Real Estate Money
            Management services on a global basis,

and the three geographic regions of Investor and Occupier Services ("IOS"):

      .     Americas,

      .     Europe and

      .     Asia Pacific,
each of which offers our full range of Real Estate Investor Services, Real Estate Capital Markets and Real Estate Occupier Services. The Investment Management segment provides Real Estate Money Management services to institutional investors and high-net-worth individuals. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "implementation services") and property management, facilities management services, project and development services (collectively "management services").

      We have not allocated non-recurring and restructuring charges to the business segments for segment reporting purposes and therefore these costs are not included in the discussions below.

INVESTOR AND OCCUPIER SERVICES

      AMERICAS
                                   Three Months Ended
                                      September 30,
                                   ------------------         Increase
                                      2004      2003      in U.S. Dollars
                                     ------    ------     ---------------
      Total revenue. . . . . . . .   $ 83.6      68.3     15.3      22.4%
      Total operating expense. . .     73.8      60.5     13.3      22.0%
      Operating income . . . . . .      9.8       7.8      2.0      25.6%

                                    Nine Months Ended
                                      September 30,
                                    -----------------        Increase
                                      2004      2003      in U.S. Dollars
                                     ------    ------     ---------------
      Total revenue. . . . . . . .   $228.5     194.5     34.0      17.5%
      Total operating expenses . .    211.9     185.5     26.4      14.2%
      Operating income . . . . . .     16.6       9.0      7.6      84.4%

      The Americas operating performance continued to improve as a result of the strengthening economy and the favorable execution of its core businesses and strategic investments, demonstrated by revenues up 22% in the quarter and 18% year to date. Transactional volumes and related revenues increased significantly compared to the third quarter of 2003 due to increased client confidence. Where clients had been delaying real estate activities in recent years, we are now seeing clients progressing with real estate decisions to take advantage of lower lease rental rates, high property values and prospects of growth ahead. The Real Estate Occupier Services business, marketed as Corporate Solutions, generates over 55% of the region's income and grew 23% from the prior year's quarter. Within this business, tenant representation revenues, which are recorded in implementation services revenues, increased over 60% in what is traditionally a slow quarter. Also, corporate facility outsourcings continued to demonstrate strong growth, as evidenced by an increase of nearly 70 million square feet under management as compared to the prior year, bringing the total portfolio to approximately 240 million square feet. During the quarter, strategic investments in New York continued while the project and development capabilities expanded by acquiring Quartararo & Associates, a 40-person consultative project management company. Year-to-date New York performance is up over 35% when compared to the prior year. Our global brand, market presence and leadership position enabled the Americas Hotels business to achieve revenue growth of more than 30% year over year. In the leasing and management group, leasing-only assignments continue to be emphasized as many large property owners undertake self management, reducing managed portfolio revenues. Offsetting this trend, the firm's decision in September to renew its global headquarters location in Chicago resulted in establishing a new client relationship with Wells Real Estate Funds, which retained the firm to lease and manage an eight-property, 4.8-million-square-foot portfolio.

      The increase in operating expenses is primarily due to increased incentive compensation accruals, which are a result of the timing of the strong revenue performance for the three and nine months ended
September 30, 2004 when compared to the same periods of 2003. Salary and related payroll taxes have also increased as we have aligned our staffing with the increased client demand.

      In the third quarter, the Americas validated its commitment to quality service and its people strategies by being named 15th in Chicago magazine's listing of the 25 Best Places to Work.

      EUROPE

                      Three Months Ended
                         September 30,                            % Change
                      ------------------        Increase          in Local
                        2004      2003      in U.S. Dollars       Currency
                       ------    ------    ----------------       --------
Total revenue. . . . . $ 99.5      81.9      17.6     21.5%          9.9%
Total operating
 expense . . . . . . .   96.6      79.3      17.3     21.8%         10.7%
Operating income . . .    2.9       2.6       0.3     11.5%        (11.0%)

                       Nine Months Ended
                         September 30,                            % Change
                       -----------------        Increase          in Local
                        2004      2003      in U.S. Dollars       Currency
                       ------    ------    ----------------       --------
Total revenue. . . . . $291.8     235.2      56.6     24.1%         11.8%
Total operating
  expenses . . . . . .  285.7     231.7      54.0     23.3%         11.4%
Operating income . . .    6.1       3.5       2.6     74.3%         33.3%

      The European region saw the positive revenue momentum of the first six months continue in the third quarter. In local currencies, revenue in the quarter and year to date increased 10 percent and 12 percent, respectively. Revenue growth was led by increasing activity in the leasing markets in France and England, together with the continuing strength of sentiment around property as an investment class driving a strong capital markets performance, both of which are recorded in implementation services revenues. Russia and Central Europe, locations where significant additional resources have been invested in the last two years, continued to see strong growth. Our ability to serve increasing client demand in these rapidly growing markets was illustrated by the closure of a significant capital markets transaction in Prague in the quarter, the largest ever office investment in the Czech Republic. The Irish and Spanish markets also experienced revenue strength and the European Hotels business continues to perform strongly.

      The increase in operating expense for the three and nine months ended September 30, 2004 is primarily due to the timing of increased incentive compensation accruals which reflects the significantly increased revenues over the prior year period. Also in the quarter, were $1.6 million of increased insurance reserves in the English business relating to claims outstanding from prior insurance years.

      ASIA PACIFIC

                      Three Months Ended
                         September 30,                            % Change
                      ------------------        Increase          in Local
                        2004      2003      in U.S. Dollars       Currency
                       ------    ------    ----------------       --------
Total revenue. . . . . $ 56.2      42.1      14.1     33.5%         26.0%
Total operating
  expense. . . . . . .   54.5      42.6      11.9     27.9%         21.2%
Operating income
  (loss) . . . . . . .    1.7      (0.5)      2.2      nm            nm

                      Nine Months Ended
                         September 30,                            % Change
                      -----------------         Increase          in Local
                        2004      2003      in U.S. Dollars       Currency
                       ------    ------    ----------------       --------
Total revenue. . . . . $148.3     115.9      32.4     28.0%         18.8%
Total operating
  expenses . . . . . .  150.1     121.2      28.9     23.8%         14.0%
Operating loss . . . .   (1.8)     (5.3)      3.5     66.0%         74.0%

      Our investment in Asia Pacific continues to realize the benefits of the region's economic recovery which began in 2003, as well as continued multinational expansion and outsourcing trend. The improved revenue performance of 26.0% and 18.8% for the three and nine months ended September 30, 2004, respectively, demonstrates a continued positive revenue trend for the region. Revenue increases of approximately 50% for the quarter and year-to-date were dominated by our growth markets of India and North Asia markets of China and Japan, led by the continuation of outsourcing and off-shoring trends. The core market of Hong Kong also had strong revenue growth, reflecting improved sentiment in the local economy overall and resulting in increased transaction activity levels maximized by the firm's leading market position. The Asia Pacific Hotels business also had a very strong performance, particularly in the core market of Australia.

      The increase in local currency operating expense for the three and nine months is primarily related to compensation costs due to our investment in headcount costs to build scale and maintain service levels in key markets, particularly North Asia and India and other revenue generation related costs that match increased business activity. Also contributing to the increase in operating expenses is the timing of incentive compensation accruals which are a result of strong revenue performance over the prior year.

      Operating income of $1.7 million for the quarter reduced the year-to-date operating loss to $1.8 million, a significant improvement over the prior year operating losses of $500,000 and $5.3 million for the quarter and year-to-date, respectively.


INVESTMENT MANAGEMENT

                     Three Months Ended
                         September 30,                            % Change
                     -------------------        Increase          in Local
                        2004      2003      in U.S. Dollars       Currency
                       ------    ------    ----------------       --------
Total revenue. . . . . $ 31.8      25.9       5.9     22.8%         16.1%
Total operating
 expense . . . . . . .   25.3      21.3       4.0     18.8%         12.1%
Operating income . . .    6.5       4.6       1.9     41.3%         35.3%

                      Nine Months Ended
                         September 30,                            % Change
                      -----------------         Increase          in Local
                        2004      2003      in U.S. Dollars       Currency
                       ------    ------    ----------------       --------
Total revenue. . . . . $ 96.6      74.3      22.3     30.0%         22.3%
Total operating
 expenses. . . . . . .   80.0      66.9      13.1     19.6%         12.3%
Operating income . . .   16.6       7.4       9.2      nm            nm

      The increase in local currency revenue for both the three and nine months ended September 30, 2004 is primarily driven by increased transaction fees, incentive fees and equity earnings realized from asset sales where performance exceeded expectations. The current real estate market is attractive for realizing value for clients in a shorter timeframe than originally planned. As a result, significant incentive fees were realized for both a high performing separate account portfolio as well as for the sale of individual assets owned by a commingled fund. Additionally, equity earnings increased when compared to the prior year due to recognition of impairment charges of $2.6 million and $3.7 million for the three and nine months ended September 30, 2003, respectively. Impairment charges for the three and nine months ended September 30, 2004 totaled $187,000 and $415,000, respectively. Transaction fees related to favorable volumes of acquisitions across all three geographic regions also bolstered revenue levels. Increases of $1.7 million and $3.8 million were realized for the three and nine months ended September 30, 2004, respectively.

      The increase in operating expense for the three and nine months ended September 30, 2004 is primarily the result of increased incentive compensation accruals and other revenue generation related costs that match increased business activity.

      Co-investment capital increased $24.6 million in the quarter and $19.7 million year-to-date as an increase in acquisition activity was partially offset by asset sales. The $24.6 million included $18.0 million contributed to LIC which used the funds to acquire specific assets in anticipation of a new fund launch.


PERFORMANCE OUTLOOK

      The strong momentum shown in the firm's results for the year to date is expected to continue into the seasonally strong fourth quarter. Full year diluted earnings, excluding the costs of both the early redemption of the Euro Notes ($0.26 per share) and all non-recurring items, are expected to exceed $1.60 per share.


CONSOLIDATED CASH FLOWS

      The following table presents summarized consolidated statements of cash flows. For detailed cash flow statements, please reference our full financial statements contained herein ($ in thousands):

                                                          Nine Months Ended
                                                            September 30,
                                                        --------------------
                                                          2004        2003
                                                        --------    --------
  Cash provided by earnings. . . . . . . . . . . . . .  $   51.6        46.4
  Cash used in working capital . . . . . . . . . . . .     (15.2)      (11.1)
                                                        --------    --------
  Cash provided by operating activities. . . . . . . .      36.4        35.3
  Cash used in investing activities. . . . . . . . . .     (35.4)       (7.6)
  Cash used in financing activities. . . . . . . . . .     (42.5)      (27.8)
                                                        --------    --------
  Net decrease in cash . . . . . . . . . . . . . . . .     (41.5)        (.1)
  Cash and cash equivalents, beginning of period . . .      63.1        13.7
                                                        --------    --------
  Cash and cash equivalents, end of period . . . . . .  $   21.6        13.6
                                                        ========    ========

      CASH FLOWS USED IN OPERATING ACTIVITIES

      During the nine months ended September 30, 2004 cash flows provided by operating activities totaled $36.4 million, as compared to $35.3 million during the nine months ended September 30, 2003. The cash flows used in operating activities for the nine months ended September 30, 2004 can be further divided into cash generated from earnings of $51.6 million (compared to $46.4 million generated in 2003) and cash used in balance sheet movements (primarily working capital management) of $15.2 million (compared to a use of $11.1 million in 2003).

      CASH FLOWS USED IN INVESTING ACTIVITIES

      Investing activities used $35.4 million during the nine months ended September 30, 2004, as compared to $7.6 million used during the nine months ended September 30, 2003. Included in cash used in investing activities is $18.0 million which was contributed to LIC which used the funds to purchase specific assets in anticipation of a new fund launch.

      CASH FLOWS USED IN FINANCING ACTIVITIES

      Cash flows used in financing activities were $42.5 million during the nine months ended September 30, 2004, as compared to $27.8 million used during the nine months ended September 30, 2003. During the first nine months of 2004 we used $35.8 million to repurchase shares of our common stock where there were no similar repurchases in the same period in 2003. In the third quarter of 2004, the Company borrowed $18.0 million on a short-term basis to fund capital contributions to LIC which used the funds to acquire specific assets in anticipation of a new fund launch.


LIQUIDITY AND CAPITAL RESOURCES

      The following table presents our net debt and cash as of the periods shown ($ in thousands):

                             September 30,    December 31,  September 30,
                                 2004            2003           2003
                             -------------    ------------  -------------
  Cash . . . . . . . . . .        $ 21,628          63,105         13,601
  Euro Notes . . . . . . .           --            207,816        192,323
  Other Debt . . . . . . .         188,030           3,592         16,052
                                  --------        --------       --------
  Net Debt and Cash. . . .        $166,402         148,303        194,774
                                  ========        ========       ========

      Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. On April 13, 2004, we renegotiated our unsecured revolving credit facility agreement increasing the facility from $225 million to $325 million and extended the term to 2007 from its previous maturity in 2006. There are currently fourteen participating banks in our revolving credit facility. Pricing on this facility ranges from LIBOR plus 100 basis points to LIBOR plus 225 basis points dependent upon our leverage ratio. Our current pricing on the revolving credit facility is LIBOR plus 125 basis points. This amended facility will continue to be utilized for working capital needs, investments and acquisitions. On
June 15, 2004, we utilized the revolving credit facility to redeem all of the outstanding Euro Notes at a redemption price of 104.5% of principal.
We incurred pre-tax expense of $11.6 million which includes the premiums paid ($9.0 million) to redeem the Euro Notes and the acceleration of debt issuance cost amortization ($2.5 million). We expect the redemption of the Euro Notes to provide savings of approximately $5 million to $6 million in 2004, dependent upon prevailing interest rates and exchange rates. This savings is due to the favorable credit facility pricing compared to the Euro Notes which carried a 9% interest rate.

      As of September 30, 2004, we had $160.8 million outstanding under the revolving credit facility, primarily a result of redeeming the Euro Notes on June 15, 2004. A portion of the borrowing on the credit facility was made in euros (euro 75 million) with the remaining borrowings denominated in U.S. dollars. The average borrowing rate on the revolving credit agreement and the Euro Notes ("the facilities") during the first nine months of 2004 was 6.9% versus 8.2% for the same period of 2003. We also had short-term borrowings (including capital lease obligations) of $27.2 million outstanding at September 30, 2004 which includes outstanding borrowings related to certain of our co-investments discussed below. As of September 30, 2004, $7.1 million of the total short-term borrowings were attributable to local overdraft facilities.

      Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility. In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to repay its borrowing on an overdraft facility. The guarantees typically have one-year or two-year maturities. We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to recognize and measure the provisions of guarantees. The guarantees of the revolving credit facility, Euro Notes and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $37.5 million, of which $7.1 million was outstanding as of September 30, 2004. We have provided guarantees of $28.1 million related to the local overdraft facilities, as well as guarantees related to the $325 million revolving credit facility, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries' third-party debt.

      With respect to the amended revolving credit facility, we must maintain consolidated net worth of at least $360 million and a leverage ratio not exceeding 3.25 to 1. We must also maintain a minimum interest coverage ratio of 2.5 to 1. As part of the renegotiation of the revolving credit facility, the leverage ratio was revised to provide more flexibility and we eliminated the fixed coverage ratio that existed in the previous agreement. We are in compliance with all covenants at September 30, 2004. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment as well as capital expenditures. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used in 2003 or in the first nine months of 2004 and none were outstanding as of September 30, 2004.

      We believe that the revolving credit facility, local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures, co-investment activity and share repurchases.

      We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. As of September 30, 2004, we had total investments and loans of $91.0 million in approximately 20 separate property or fund co-investments, with additional capital commitments of $135.2 million for future fundings of co-investments. This includes $18.0 million related to certain short-term borrowings made by our co-investment vehicle. With respect to certain co-investment indebtedness, we also had repayment guarantees outstanding at September 30, 2004 of approximately $750,000.
The $135.2 million capital commitment is a commitment to LIC. We expect that LIC will draw down on our commitment over the next five to seven years as it enters into new commitments. LIC is a series of four parallel limited partnerships and is intended to be our co-investment vehicle for substantially all new co-investments. Additionally, our Board of Directors has endorsed the use of our capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investment products. The purpose of this is to accelerate capital raising and assets under management. We have an effective 47.85% ownership interest in LIC. Primarily institutional investors hold the remaining 52.15% interest in LIC. In addition, our Chairman and another Director of Jones Lang LaSalle are investors in LIC on equivalent terms to other investors. Our investment in LIC is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements. As of September 30, 2004, LIC has unfunded capital commitments of $85.3 million, of which our 47.85% share is $40.8 million, for future fundings of co-investments.

      The net co-investment funding for 2004 is anticipated to be between $10 and $15 million (planned co-investment less return of capital from liquidated co-investments). For the nine months ended September 30, 2004, we funded a net $19.3 million which includes $18 million recorded in investment in and loans to real estate ventures for the consolidation of the LIC facility discussed in the paragraph following.

      In the third quarter of 2003, LIC entered into a euro 35 million ($43.5 million) revolving credit facility (the "LIC facility") principally for its working capital needs. The LIC facility was increased during September 2004 to euro 50 million ($62.2 million). The LIC facility contains a credit rating trigger (related to the credit rating of one of LIC's investors who is unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the LIC Facility would be in default and would need to be repaid. This would require us to fund our pro-rata share of the then outstanding balance on the LIC Facility, to which our liability is limited. The maximum exposure to Jones Lang LaSalle, assuming that the LIC Facility were fully drawn, would be euro 23.9 million ($29.8 million). As of September 30, 2004, LIC had euro 36.2 million ($45.0 million) of outstanding borrowings on this facility. Certain of the outstanding borrowings have been utilized by LIC to acquire specific assets in anticipation of a new fund launch. Due to the ownership structure of LIC, we recorded $18.0 million of these outstanding borrowings in the short-term borrowings and investments in and loans to real estate ventures lines of our consolidated balance sheet at September 30, 2004.

      On February 27, 2004, we announced that our Board of Directors had approved a share repurchase program. Under the program, we are authorized to repurchase up to 1.5 million shares of our outstanding common stock in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. We repurchased 1,305,400 shares in the first nine months 2004 at an average price of $27.45 per share. The 2004 repurchase program replaces a program put in place in October 2002, under which we were authorized to repurchase up to 1 million shares. We repurchased 700,000 shares under the 2002 repurchase program. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under the Firm's existing stock plans. Given that the 700,000 and 1,305,400 shares repurchased under the 2002 and 2004 programs, respectively, are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share.

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

INTEREST RATES

      We centrally manage our debt, taking into account investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the $325 million amended revolving multi-currency credit facility, due in April 2007, that is available for working capital, investments, capital expenditures and acquisitions. We utilized the revolving credit facility to redeem all of the outstanding Euro Notes on June 15, 2004. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2003 or the first nine months of 2004, and none were outstanding as of September 30, 2004.

      The average borrowing rate on our debt for the nine months ended September 30, 2004 was 6.9% as compared to a rate of 8.2% for the same period of 2003. We expect the redemption of the Euro Notes to lower our average borrowing rate over the balance of 2004. The expected lower average borrowing rate is due to the favorable credit facility pricing which ranges from LIBOR plus 100 basis points to LIBOR plus 225 basis points compared to the Euro Notes which carried a 9% interest rate. Our current pricing on the credit facility is LIBOR plus 125 basis points. This pricing will fluctuate dependent upon our leverage ratio, and the total borrowing rate on the facility will increase and decrease with changes to market interest rates.

FOREIGN EXCHANGE

      Revenues outside of the United States were 64% of our total revenues for the nine months ended September 30, 2004. Operating in international markets means that we are exposed to movements in foreign currency exchange rates, primarily the British pound (22% of revenues for the nine months ended September 30, 2004), the euro (17% of revenues for the nine months ended September 30, 2004) and the Australian dollar (8% of revenues for the nine months ended September 30, 2004). Changes in these foreign currency exchange rates have the largest impact on translating the operating profit of our international operations into US dollars.

      The British pound expenses incurred as a result of both the worldwide operational headquarters and the Europe regional headquarters being located in London act as a partial operational hedge against our translation exposure to the British pound.

DISCLOSURE OF LIMITATIONS

      Since the information presented above includes only those exposures that exist as of September 30, 2004, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and interest and foreign currency rates.


      ITEM 4.  CONTROLS AND PROCEDURES

      Jones Lang LaSalle carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings relating to Jones Lang LaSalle (including its consolidated subsidiaries).

      There was no change in internal control over financial reporting that occurred in the first nine months of 2004 that has materially affected or is reasonably likely to materially affect Jones Lang LaSalle's internal controls over financial reporting.

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

      On November 8, 2002, Bank One N.A. ("Bank One") filed suit against the Company and certain of its subsidiaries in the Circuit Court of Cook County, Illinois with regard to services provided in 1999 and 2000 pursuant to three different agreements relating to facility management, project development and broker services. The suit alleged negligence, breach of contract and breach of fiduciary duty on the part of Jones Lang LaSalle and sought to recover a total of $40 million in compensatory damages and $80 million in punitive damages. On December 16, 2002, the Company filed a counterclaim for breach of contract seeking payment of approximately $1.2 million for fees due for services provided under the agreements. On December 16, 2003, the court granted the Company's motion to strike the complaint because, after completion of significant discovery, Bank One had been unable to substantiate its allegations that it had suffered damages of $40 million as it had previously claimed. Bank One was authorized to file an amended complaint that seeks to recover compensatory damages in an unspecified amount, plus an unspecified amount of punitive damages. The amended complaint also includes allegations of fraudulent misrepresenta-tion, fraudulent concealment and conversion. The court has postponed the trial date previously set for November 29, 2004 to allow additional time for mediation and as of the date of this report has not set a new date.
The Company continues to aggressively defend the suit. While there can be no assurance, the Company continues to believe that the complaint is without merit and, as such, will not have a material adverse effect on our financial position, results of operations or liquidity. As of the date of this report, we continue with the process of discovery. As such, although we still have not seen or heard anything that leads us to believe that the suit has merit, the outcome of Bank One's suit cannot be predicted with any certainty and management is unable to estimate an amount or range of potential loss that could result if an improbable unfavorable outcome did occur.

ITEM 2. SHARE REPURCHASE

      The following table provides information with respect to approved share repurchase programs for Jones Lang LaSalle:

                                                   Total
                                                  number
                                                 of shares
                                                 purchased     Shares
                           Total      Average     as part     remaining
                         number of     price    of publicly     to be
                          shares     paid per    announced    purchased
                         purchased   share (1)     plans      plan (2)
                        ----------  ----------  -----------  -----------
January 1, 2004 -
January 31, 2004             --          --           --        300,000

February 1, 2004 -
February 29, 2004            --          --           --      1,500,000

March 1, 2004 -
March 31, 2004            294,800     $ 25.32      294,800    1,205,200


April 1, 2004 -
April 30, 2004               --          --        294,800    1,205,200

May 1, 2004 -
May 31, 2004              251,400     $ 23.69      546,200      953,800

June 1, 2004 -
June 30, 2004             260,400     $ 26.10      806,600      693,400

July 1, 2004 -
July 31, 2004                --          --           --        693,400

August 1, 2004 -
August 31, 2004           330,900     $ 30.65    1,137,500      362,500

September 1, 2004 -
September 30, 2004        167,900     $ 32.62    1,305,400      194,600
                        ---------     -------
Total                   1,305,400     $ 27.45
                        =========     =======

      (1) Total average price paid per share is a weighted average for the nine month period.

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


      CORPORATE OFFICERS

      The names and titles of our corporate executive officers are as follows:

      Global Executive Committee
      --------------------------

      Colin Dyer (Chairman of the Committee)
            President and Global Chief Executive Officer

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

      Mark J. Ohringer
            Global General Counsel and Corporate Secretary

      Marissa R. Prizant
            Director of Global Internal Audit

      Nazneen Razi
            Chief Human Resources Officer

      John G. Wallerius
            Chief Information Officer

      Stanley Stec
            Global Controller and Principal Accounting Officer

      Effective November 1, 2004, Stanley Stec joined the Company as Global Controller and will serve as the Company's principal accounting officer.


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

       (b)   Reports on Form 8-K

                    On September 24, 2004, Jones Lang LaSalle filed a
             report on Form 8-K announcing the resignation of Nicholas J. Willmott as Global Controller.

                    On September 27, 2004, Jones Lang LaSalle filed a
             report on Form 8-K announcing an Australia systems settlement with Capgemini Pty Limited and Q3 Excess space charge.

                    On October 8, 2004, Jones Lang LaSalle filed a report
             on Form 8-K announcing the resignation of Jackson Tai from the Board of Directors.

                    On November 1, 2004, Jones Lang LaSalle filed a
             report on Form 8-K announcing that Stanley Stec has joined the firm as Global Controller, in which capacity he will serve as the Company's principal accounting officer.

                    On November 4, 2004, Jones Lang LaSalle filed a report
             on Form 8-K incorporating a press release announcing earnings for the quarterly period ended September 30, 2004.

                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 JONES LANG LASALLE INCORPORATED




Dated:  November 3, 2004         BY:   /S/ LAURALEE E. MARTIN
                                       ------------------------------
                                       Lauralee E. Martin
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Authorized Officer and
                                       Principal Financial Officer)

                                 EXHIBIT INDEX



Exhibit
Number             Description
-------            -----------

31.1 Certification of Colin Dyer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Lauralee E. Martin pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Colin Dyer and Lauralee E. Martin pursuant to Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.