Form 10-K
period 2004-12-31
JONES LANG LASALLE INC
filed 2005-03-11
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Act of 1934

For the fiscal year ended December 31, 2004
Commission File Number 1-13145

Jones Lang LaSalle Incorporated
(Exact name of registrant as specified
in its charter)

Maryland
(State or other jurisdiction of incorporation or organization)

36-4150422
(I.R.S. Employer Identification No.)

200 East Randolph Drive, Chicago, IL  60601
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 312/782-5800

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange on
Title of each class	which registered
Common Stock ($.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2004 was $818,612,437.

The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on March 3, 2005 was 33,812,650, which includes 2,300,000 shares held by a subsidiary of the registrant.

Portions of the Registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders to be held on May 26, 2005 are incorporated by reference in Part III of this report.

i

Part I
Item 1. Business

Company Overview
Jones Lang LaSalle Incorporated ("Jones Lang LaSalle", which may be referred to as we, us, our, the Company or the Firm) was incorporated in 1997. We are the global leader in real estate services and money management. We serve our clients' real estate needs locally, regionally and globally in over 100 markets in over 35 countries on five continents, with approximately 19,300 employees, including approximately 9,700 directly reimbursable property maintenance employees. We believe that our combination of local market presence and wholly-owned and integrated global reach differentiates our firm from other real estate service providers.

Our full range of services includes: agency leasing; property management; project and development services; valuations; capital markets; buying and selling properties, corporate finance, hotel advisory, space acquisition and disposition (tenant representation); facilities management (corporate property services); strategic consulting; and outsourcing. We provide money management on a global basis for both public and private assets through LaSalle Investment Management. Our services are enhanced by our integrated global business model, industry leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand.

We have grown by expanding both our client base and the range of our services and products, as well as through a series of strategic acquisitions and a merger. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single source provider of solutions for our clients' full range of real estate needs. We solidified this network of services around the globe through the merger of the businesses of the Jones Lang Wootton companies ("JLW") (founded in 1783) with those of LaSalle Partners Incorporated ("LaSalle Partners") (founded in 1968) effective March 11, 1999.

Jones Lang LaSalle History
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

Our Value Model—Performing Consistently and Maximizing Growth

Articulating our range of services and approach to business, our Value Model offers a graphical definition of our mission:

To deliver exceptional strategic, fully integrated services and solutions for real estate owners, occupiers and investors worldwide.

The model describes how we serve clients with four broad sets of services:

•	Money Management,
•	Local Market Services,
•	Capital Markets, and
•	Occupier Services.

We believe this combination of services, skills and expertise sets us apart from our competitors. Consultancy practices typically do not share our implementation capability and market awareness. Investment banking and investment management competitors generally possess neither our local market knowledge nor our real estate service capabilities. Traditional real estate firms lack our financial expertise and operating consistency.

Five key value drivers distinguish our business activities (see "Competitive Advantages" below):

•	Our integrated global services platform,
•	The quality and worldwide reach of our research function,
•	Our focus on client relationship management as a means to provide superior client service,
•	Our reputation for consistent worldwide service delivery, as measured by best practices and the skills and experience of our people, and
•	The strength of our brand.

We have designed our business model to create value: for our clients, our shareholders and our employees. Based on our established presence in, and intimate knowledge of real estate and capital markets worldwide, and supported by our investments in thought leadership and technology, we believe that we create value for clients by addressing not only their local, regional and global real estate needs, but also their broader business, strategic, operating and financial goals. We believe that the ability to create and deliver value drives our own ability to grow our business and improve profitability and shareholder value. In doing so, we enable our people to demonstrate their technical competence and advance their careers by taking on new and increasing responsibilities as our business expands.

Business Segments
We report our operations as four business segments: we manage our Investor and Occupier Services ("IOS") product offerings geographically as (i) Americas, (ii) Europe and (iii) Asia Pacific, and our money management business globally as (iv) LaSalle Investment Management. See "Results of Operations" within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 7 of Notes to Consolidated Financial Statements, for financial information discussed by segment.

Value Delivery - IOS Americas, Europe and Asia Pacific
To address the needs of real estate investors and occupiers, we provide a full range of integrated property, project management and transaction services locally, regionally and globally through our regional operating segments of the Americas, Europe and Asia Pacific. Services are delivered through multiple delivery teams.

Agency Leasing Services executes marketing and leasing programs on behalf of investors, developers, property companies and public bodies to secure tenants and negotiate leases with terms that reflect our client's best interests. In 2004 we completed approximately 8,000 agency leasing transactions representing approximately 72 million square feet of space.

Agency leasing fees are typically based on a percentage of the value of the lease revenue commitment for leases consummated.

Property Management Services provides on-site management services to real estate investors for office, industrial, retail and specialty properties. We seek to leverage our market share and buying power to deliver superior service for clients. Our goal is to enhance our clients' property values through aggressive day-to-day management focused on maintaining high levels of occupancy and tenant satisfaction, while lowering property operating costs. During 2004 we provided on-site Property Management Services for office, retail, mixed-use and industrial properties totaling approximately 535 million square feet.

Property management services are typically provided by an on-site general manager and staff who are supported by regional supervisory teams and central resources in such areas as training, technical and environmental services, accounting, marketing and human resources. Our general managers are responsible for property management activities, client satisfaction and financial results. We do not compensate them by commissions, but rather through a combination of base salary and a performance bonus that is directly linked to results produced for their clients. Increasingly, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue or occupancy objectives, or tenant satisfaction levels. Consistent with industry custom, management contract terms typically range from one to three years, but may be canceled at any time following a short notice period, usually 30 to 60 days.

Project and Development Services units provide a variety of services—including interior build-out and conversion management, move management and strategic occupancy planning services—to tenants of leased space, owners in self-occupied buildings and owners of real estate investments. Project and Development Management Service units frequently manage relocation and build-out initiatives for clients of our Property Management Services, Corporate Property Services and Tenant Representation Services units. Project and Development Management Services will also manage all aspects of development and renovation of commercial projects for our clients. Beginning in 2003 we continued to expand this service to the public sector, particularly to the military services and educational institutions.

Project and Development Services units are typically compensated on the basis of negotiated fees. Client contracts are typically multi-year in duration and may govern a number of discrete projects, with individual projects being completed in less than one year.

Valuation Services provides clients with professional valuation services, helping them determine accurate values for office, retail, industrial and mixed-use properties. Such services may involve valuing a single property or a global portfolio of multiple property types. Valuations, which typically involve commercial property, are completed for a variety of purposes including acquisitions, dispositions, debt and equity financings, mergers and acquisitions, securities offerings and privatization initiatives. Clients include occupiers, investors and financing sources from the public and private sectors. Our valuation specialists provide valuation services to clients in nearly every developed country. During 2004 we performed over 22,000 valuations of properties with an aggregate value of approximately $273 billion.

Compensation for valuation services is generally negotiated for each assignment based on its scale and complexity, and typically relates in part to the value of the underlying assets.

Capital Markets Services includes institutional property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. As more and more real estate assets are marketed internationally, and as a growing number of clients are investing outside their home markets, our Capital Markets Services teams combine local market knowledge with our access to global capital sources to provide clients with superior execution in raising capital for their real estate assets. By researching, developing and introducing innovative new financial products and strategies, our Capital Markets Services units are integral to the business development efforts of our other businesses. In 2004 we completed institutional property sales and acquisitions, debt financings and equity placements on assets and portfolios valued at approximately $28 billion.

Capital Markets Services units are typically compensated on the basis of the value of transactions completed or securities placed. In certain circumstances, we receive retainer fees for portfolio advisory services.

Tenant Representation Services seeks to develop strategic alliances with clients to deliver ongoing assistance to meet their real estate needs and to help clients evaluate and execute transactions to meet their occupancy requirements. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions and negotiating lease and ownership terms with third parties. We seek to help our clients lower real estate costs, minimize real estate occupancy risks, improve occupancy control and flexibility, and create more productive office environments. We employ a multidisciplinary approach to develop occupancy strategies linked to our clients' core business objectives. In 2004 we completed over 2,800 tenant representation transactions involving approximately 49 million square feet.

Compensation for Tenant Representation Services is generally determined on a negotiated fee basis. Such fees often involve performance measures related to targets that we and our clients establish prior to engagement or, in the case of strategic alliances, at annual intervals thereafter. Quantitative and qualitative measurements are used to assess performance relative to these goals, and we are compensated accordingly, with incentive fees awarded for superior performance.

Corporate Property Services provides comprehensive portfolio and property management ("facilities management") services to corporations and institutions that outsource the management of their occupied real estate. Properties under management range from corporate headquarters to industrial complexes. During 2004, the Corporate Property Services units provided facilities management services for approximately 300 million square feet of real estate. Our target clients typically have large portfolios (usually over one million square feet) that offer significant opportunities to reduce costs and improve service delivery. The competitive trends of globalization, outsourcing and offshoring are prompting many of these clients to demand consistent service delivery worldwide and a single point of contact from their real estate service providers. Performance measures are generally developed to quantify progress made toward mutually determined goals and objectives. Depending on client needs, the Corporate Property Services units, either alone or partnering with other business units, provide services that include portfolio planning, property management, leasing, tenant representation, acquisition, finance, disposition, project management, development management and land advisory services.

The Corporate Property Services units are compensated on the basis of negotiated fees that are typically structured to include a base fee and performance bonus. We base performance bonus compensation on a quantitative evaluation of progress toward performance measures and regularly scheduled client satisfaction surveys. Corporate Property Services agreements are typically three to five years in duration, but also are cancelable at any time upon a short notice period, usually 30 to 60 days, as is typical in the industry.

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

Value Delivery - Money Management
Our global money management business operates under the name of LaSalle Investment Management. LaSalle Investment Management shapes its strategy around three priorities:

•	Developing and executing customized investment strategies that meet the specific investment objectives of each of our clients,
•	Providing superior investment performance, and
•	Delivering uniformly high levels of services.

We provide money management services to institutional investors and high net-worth individuals. We seek to establish and maintain relationships with sophisticated investors who value our global platform and extensive local market knowledge. As of December 31, 2004, LaSalle Investment Management managed approximately $24 billion of public and private real estate assets, making us one of the world's largest managers of institutional capital invested in real estate assets and securities.

LaSalle Investment Management serves clients with a broad range of real estate investment products and services in the public and private capital markets. We design these products and services to meet the differing strategic, risk/return and liquidity requirements of individual clients. LaSalle Investment Management offers its clients a range of investment alternatives, including private investments in multiple real estate property types (namely, office, retail, industrial, hotels and residential), either through investment funds that LaSalle Investment Management manages or through single client account relationships ("separate accounts"). We also offer investments in publicly traded Real Estate Investment Trusts ("REITs") and other real estate equities.

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

The investment and capital origination activities of our money management business have grown increasingly global. As of December 31, 2004, 53% of LaSalle Investment Management's assets under management were invested outside the United States. We have invested in property in 19 countries around the globe, as well as in public real estate companies traded in all major stock exchanges.  We expect money management activities outside the United States, both fund raising and investing, to increase as a proportion of total capital raised and invested, and we see a growing trend of cross-border capital movement.

Private Investments in Real Estate Properties. To serve our money management clients, LaSalle Investment Management oversees the acquisition, management, leasing, financing and divestiture of real estate investments across a broad range of real estate property types. LaSalle Investment Management introduced its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including seven funds that invest in assets in North America, five funds that invest in assets located in Europe and two funds that invest in assets in Asia Pacific. LaSalle Investment Management also maintains separate account relationships with investors for whom LaSalle Investment Management manages private real estate investments. As of December 31, 2004 LaSalle Investment Management had approximately $20 billion in assets under management in these funds and separate accounts.

Some investors prefer to partner with money managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest funds alongside the investments of clients' funds will continue to be an important factor in maintaining and continually improving our competitive position. We also believe that our co-investment strategy will greatly strengthen our ability to continue to raise capital for new investment funds. By creating new investment funds, and thereby increasing assets under management, we also gain the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such assets. At December 31, 2004, we had a total of $74 million of investments in, and loans to, co-investments.

LaSalle Investment Management conducts its operations with teams of professionals dedicated to achieving specific client objectives. LaSalle Investment Management establishes investment committees within each region whose members have specialized knowledge applicable to underlying investment strategies. These committees must approve all investment decisions for private market investments. We employ the investment committee approval process for LaSalle Investment Management's investment funds and for all separate account relationships.

LaSalle Investment Management is generally compensated for money management services for private equity investments based on initial capital invested and managed, with additional fees tied to investment performance above benchmark levels. The terms of contracts vary by the form of investment vehicle involved and the type of service provided. Our investment funds have various life spans, typically ranging between five and ten years. Separate account advisory agreements generally have three-year terms with "at will" termination provisions, and they may include compensation arrangements that are linked to the market value of the assets under management.

Investments in Public Equity and Debt Securities. LaSalle Investment Management also offers clients the ability to invest in separate accounts or funds focused on public real estate equity and debt securities. We invest the capital of these clients principally in publicly traded securities of REITs and property company equities. As of December 31, 2004, LaSalle Investment Management had approximately $4 billion of assets under management in these types of investments. LaSalle Investment Management is typically compensated by securities investment clients on the basis of the market value of assets under management.

Competitive Advantages
We believe that the five value drivers articulated in the Jones Lang LaSalle Value Model create several competitive advantages that have established us as a leader in the real estate services and real estate money management industries.

Integrated Global Services. By combining a wide range of high quality, complementary services - and delivering them at consistently high service levels globally - we can develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. We also believe that we have secured an established business presence in the world's principal real estate markets, with the result that we can grow revenues without a substantial increase in infrastructure costs. With offices in over 100 markets in 34 countries on five continents, we have in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe. This geographic coverage positions us to serve our multinational clients and manage investment capital on a global basis. In addition, our cross-selling potential across geographies and product lines creates revenue sources for multiple business units within Jones Lang LaSalle.

Industry-leading Research and Knowledge Building. We invest in and rely on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy. Our Global Research Committee oversees and coordinates the activities of more than 150 research professionals who cover market and economic conditions in approximately 150 metropolitan areas in 35 countries around the world.  Research also plays a key role in keeping colleagues throughout the organization attuned to important events and changing conditions in world markets. Dissemination of this information to colleagues is facilitated through our company-wide intranet.

Client Relationship Management. We believe that our ability to deliver superior service to our clients is supported by our ongoing investments in Client Relationship Management and Account Management. Our goal is to provide each client with a single point of contact at our firm, an individual who is answerable to, and accountable for, all the activities we undertake for the client. We believe that we enhance superior client service through best practices in Client Relationship Management, the practice of seeking and acting on regular client feedback, and recognizing each client's definition of excellence.

Our client-driven focus enables us to develop long-term relationships with real estate investors and occupiers. By developing these relationships, we are able to generate repeat business and create recurring revenue sources. In many cases, we establish strategic alliances with clients whose ongoing service needs mesh with our ability to deliver fully integrated real estate services across multiple business units and office locations. Our relationship focus is supported by an employee compensation system that we believe is unique in the real estate industry. We compensate our professionals through a salary and bonus plan designed to reward client relationship building, teamwork and quality performance, rather than on a commission basis, which is typical in the industry.

Consistent Service Delivery. We believe that our investments in research, technology, people and innovation enable us to develop, share and continually evaluate best practices across our global organization. As a result, we believe that we are able to deliver the same, consistently high levels of client service and operational excellence wherever our clients' real estate investment and services needs take them.

Based on our general industry knowledge and specific client feedback, we believe we are recognized as an industry leader in technology. We possess the capability to provide sophisticated information technology systems on a global basis to serve our clients and support our employees. For example, the purpose of Delphi+ sm, our client extranet technology, is to provide clients with a detailed and comprehensive insight into their portfolios, the markets in which they operate and the services we provide to them. Delphi sm, our intranet technology, offers our employees easy access to the firm's policies and its collective thinking regarding our experience, skills and best practices.

We believe that our investments in research, technology, people and thought leadership position our firm as a leading innovator in our industry. Major research initiatives, such as our "World Winning Cities" program, our offshoring index, "Deciding Where to Offshore" and our "Global Real Estate Transparency Index," investigate emerging trends and therefore help us anticipate future conditions and shape new services to benefit our clients. Professionals in our Strategic Consulting practice identify and address shifting market and business trends to address changing client needs and opportunities. LaSalle Investment Management relies on our comprehensive investigation of global real estate and capital markets to develop new investment products and services tailored to the specific investment goals and risk/return objectives of our clients. We believe that our commitment to innovation helps us secure and maintain profitable long-term relationships with the clients we target: the world's leading real estate owners, occupiers and investors.

Strong Brand. Based on our industry knowledge, commissioned marketing surveys, coverage in top-tier business publications and our number of long-standing client relationships, we believe that large corporations and institutional investors and occupiers of real estate generally recognize us as a provider of high quality, professional real estate and money management services. We believe that the strength of the Jones Lang LaSalle brand and our reputation for quality service delivery represent significant advantages when we pursue new business opportunities.

Industry Trends
Increasing Demand for Global Services; Globalization of Capital Flows. Many corporations based in countries around the world have pursued growth opportunities in international markets. Many are striving to control costs by outsourcing or offshoring non-core business activities. Both trends have increased the demand for global real estate services, including corporate property services, tenant representation and leasing and property management. We believe that this trend will favor real estate service providers with the capability to provide services — and consistently high service levels — in multiple markets around the world. Additionally, real estate capital flows have become increasingly global, as more assets are marketed internationally and as more investors seek real estate investment opportunities beyond their own borders. This trend has created new markets for investment managers equipped to facilitate international real estate capital flows and execute cross-border real estate transactions.

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

Growth Strategy
We intend to capitalize on our competitive advantages, the opportunities created by our global platform and broad product and service lines, and our solutions approach to the marketplace and the industry trends we have described above by pursuing the following growth strategies:

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

Strengthening International Presence. Because our strength as a global competitor is ultimately the sum of our strengths in local markets around the world, we work continually to strengthen our local market presence. Supported by our extensive global platform, we plan to add and expand services that are well developed in particular regions and business units to our other regions and business units. In particular, we have identified markets in Asia that offer new client and product growth.

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

Pursuing Co-investment Opportunities. We believe that an important growth driver of our business is our ability to co-invest our funds alongside those of clients. Some investors favor money managers who co-invest their own funds in newly formed investment vehicles to more closely align the interests of the investor and the investment manager. Also, by creating new investment funds, and thereby increasing our assets under management, we gain the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such assets.

Continuing to Develop Technology. Our technology strategy is to provide truly integrated, high-value-added information and tools to our clients and employees worldwide by using proven technology architecture and advancing innovative technology solutions.

Employees
With the help of aggressive goal and performance measurements, we attempt to instill in all of our people the commitment to be the best. Our goal is to be the real estate advisor of choice for clients and the employer of choice in our industry. Our objective is to invest in and continue to attract, motivate and retain the best people. The following table details our respective headcounts at December 31, 2004 and 2003:

	2004	2003
Professional	8,000	6,600
Support	1,600	1,500
	9,600	8,100
Directly reimbursable property maintenance	9,700	9,200
Total Employees	19,300	17,300

Directly reimbursable project management employees included as professionals above	3,000	2,100

The increase in headcount in 2004 was driven by increased outsourcing engagements as well as investments in our growing businesses in India and China.

Directly reimbursable project management employees work with clients that have a contracted fee structure comprised of a fixed management fee and a separate component which allows for scheduled reimbursable personnel and other expenses to be billed directly to the client.

Approximately 6,700 and 5,100 of our professional and support staff in 2004 and 2003, respectively, were based in countries other than the United States. Approximately 6,300 and 6,200 of our directly reimbursable property maintenance workers in 2004 and 2003, respectively, were based in countries other than the United States. None of our employees are members of any labor union with the exception of approximately 600 of our directly reimbursable property maintenance employees in the United States. We have generally had satisfactory relations with our employees.

Company Web Site; Corporate Governance and Other Available Information
Jones Lang LaSalle's Web site address is www.joneslanglasalle.com, where we make available, free of charge, our Form 10-K, 10-Q and 8-K reports, and our proxy statements, as soon as reasonably practicable after we file them electronically with the United States Securities and Exchange Commission ("SEC"). You may also read and copy any document we file with the SEC at its public reference room at 450 Fifth Street, NW, Washington, DC 20549. You may call the SEC at 1.800.SEC.0330 for information about its public reference room. The SEC maintains an internet site that contains annual quarterly and current reports, proxy statements and other information that we file electronically with the SEC. The SEC's internet site is www.sec.gov.

The Company's Code of Business Ethics, which applies to all employees of the Company, including our Chief Executive Officer, Chief Operating and Financial Officer, Global Controller and the members of our Board of Directors, can also be found on our Web site under Investor Relations/Board of Directors and Corporate Governance. In addition, the Company intends to post any amendment or waiver of the Code of Business Ethics with respect to a member of our Board of Directors or any of our executive officers.

Our Web site also includes information about our corporate governance, and you may access, in addition to other information, our following materials, which we will make available in print to any shareholder who so requests:

•	Bylaws
•	Corporate Governance Guidelines
•	Charters for our Audit, Compensation and Nominating and Governance Committees
•	Statement of Qualifications for Members of the Board of Directors
•	Complaint Procedures for Accounting and Auditing Matters
•	Statements of Beneficial Ownership of our Equity Securities by our Directors and Officers

Risks to Our Business
One of the challenges of a global business such as ours is to be able to determine in a sophisticated manner the risks that in fact exist and then to determine how best to employ available resources to prevent, mitigate, and/or minimize those risks having the greatest potential to occur and to cause significant damage from an operational, financial or reputational standpoint. An important dynamic that must also be considered and appropriately managed is how much and what types of commercial insurance to obtain and how much potential liability may remain uninsured consistent with the infrastructure that is in place within the organization to identify and properly manage it. While we attempt to approach these issues in an increasingly sophisticated and coordinated manner across the globe, our failure to identify or manage the risks that exist in our business, and which are in fact realized when adverse situations occur, could result in a material adverse effect on our business, results of operations and/or financial condition.

General economic conditions and real estate market conditions can have a negative impact on our business. We have experienced in recent years, and expect in the future, to be negatively impacted by periods of economic slowdown or recession, and corresponding declines in the demand for real estate and related services, within one or more of the markets in which we operate. Each real estate market tends to be cyclical and related to the condition of its corresponding economy as a whole or, at least, to the perceptions of investors and users as to the relevant economic outlook. For example, corporations may be hesitant to expand space or enter into long-term commitments if they are concerned with the economic environment. Negative economic conditions and declines in the demand for real estate and related services in several markets or in significant markets could have a material adverse effect on our business, results of operations and/or financial condition, including as a result of the following factors:

•  Decline in Leasing Activity
A decline in leasing activity can lead to a reduction in fees and commissions for arranging leases, both on behalf of owners and tenants. Additionally, a decline in leasing activity can lead to a reduction in the demand for, and fees earned from, other real estate services, such as Project Development Services (managing the build-out of space) and Corporate Property Services (managing space occupied by clients).

•  Decline in Acquisition and Disposition Activity
A decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions as well as fees and commissions for arranging financing for acquirers.

•  Decline in Real Estate Investment Activity
A decline in real estate investment activity can lead to a reduction in investment management fees on the acquisition of property for clients, as well as in fees and commissions for arranging acquisitions, dispositions and financings.

•  Decline in the Value and Performance of Real Estate and Rental Rates
A decline in the value and performance of real estate and in rental rates can lead to a reduction in investment management fees (the most significant portion of which generally are based upon the performance of investments) and the value of co-investments we make with our investment management clients. Additionally, such declines can lead to a reduction of fees and commissions which are based upon the value of, or revenues produced by, the properties with respect to which services are provided, including fees and commissions for property management and valuations and for arranging acquisitions, dispositions, leasing and financings.

Concentrations of business with corporate clients increases credit risk and the impact from the loss of certain clients. While our client base remains diversified across industries and geographies, we do value the expansion of business relationships with individual corporate clients and the increased efficiency and economics (both to our clients and our firm) that can result from developing repeat business from the same client and from performing an increasingly broad range of services for the same client. At the same time, having increasingly large and concentrated clients can also lead to greater or more concentrated risks of loss if, among other possibilities, such a client (1) experiences its own financial problems, which can lead to larger individual credit risks, (2) decides to reduce its operations or its real estate facilities, (3) changes its real estate strategy, for example by no longer outsourcing its real estate operations, (4) decides to change its providers of real estate services or (5) merges with another corporation or otherwise undergoes a change of control as the result of which new management may take over with a different real estate philosophy or with different relationships with other real estate providers. Additionally, increasingly large clients may, and sometimes do, attempt to leverage the extent of their relationship with us during the course of contract negotiations or in connection with disputes or potential litigation.

The international scope of our operations, and our operations in particular regions and countries, involve a number of risks for our business. The fact that we operate in over 35 countries presents risks for our business in a number of ways. If those risks, including the following, associated with the international scope of our operations and our operations in particular regions and countries cannot be or are not successfully managed, our business, operating results and/or financial condition could be materially and adversely affected.

•  Difficulties and Costs of Staffing and Managing International Operations; Noncompliance with Policies; Communications and Enforcement of Our Policies and Our Code of Business Ethics; Conflicts of Interest
The coordination and management of international operations poses additional costs and difficulties. We must manage operations in many time zones and that involve people with language and cultural differences. Our success depends on finding and retaining people capable of dealing with these challenges effectively and who will represent the Company with the highest levels of integrity. If we are unable to attract and retain qualified personnel, our growth may be limited and our business and operating results could suffer.

Among the challenges we face in retaining our people is maintaining a compensation system that rewards our people consistent with local markets and also consistent with our profitability, which can be especially difficult where competitors may be attempting to gain market share by hiring our best people at rates of compensation that are well above the market. We have committed resources to effectively coordinate our business activities around the world to meet our clients' needs, whether they be local, regional or global. We are also in the process of enhancing the organization and communication of corporate policies, particularly where we determine that the nature of our business poses the greatest risk of noncompliance. The failure of our people to carry out their responsibilities in accordance with our client contracts, our corporate and operating policies or our standard operating procedures, or their negligence in doing so, could result in liability to clients or other third parties, which could have a material adverse effect on our business, operating results and/or financial condition.

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

The geographical and cultural diversity in our organization makes it more challenging to communicate the importance of adherence to our Code of Business Ethics, to monitor and enforce compliance with its provisions on a world-wide basis and in order to ensure local compliance with United States laws that apply globally, such as the Foreign Corrupt Practices Act, the Patriot Act and the Sarbanes-Oxley Act of 2002. We have introduced an Ethics Everywhere program to address these challenges and to attempt to maintain a high level of awareness about, and compliance with, our Code of Business Ethics. Breaches of our Code of Business Ethics, particularly by our executive management, could have a material adverse effect on our business, operating results and/or financial condition.

All providers of professional services to clients, including our firm, must manage potential conflicts of interest that may arise, principally where the primary duty of loyalty owed to one client is somehow potentially weakened or compromised by a relationship also maintained with a third party. While the Company has policies in place to identify, disclose and resolve potential conflicts of interest, the failure or inability to do so in a significant situation could have a material adverse effect on our business, operating results and/or financial condition.

•  Currency Restrictions and Exchange Rate Fluctuations
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

Additionally, although we operate globally, we report our results in U.S. dollars and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro, the pound sterling and the Australian dollar, each a currency used in a significant portion of our operations, weakened significantly against the U.S. dollar in 2001 but gradually strengthened during 2002 and 2003 and has remained strong in 2004. For the year ended December 31, 2004, 40% of our operating income was attributable to operations with U.S. dollars as their functional currency, and 60% was attributable to operations having other functional currencies. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

We are authorized to use currency-hedging instruments, including foreign currency forward contracts, purchased currency options and borrowings in foreign currency. There can be no assurance that such hedging will be effective, and an ineffective hedging instrument may expose us to currency losses. We do not use hedging instruments for speculative purposes.

The following table sets forth the revenues derived from our most significant currencies (based upon 2004 revenues, $ in millions). The euro revenues include our businesses in France, Germany, Italy, Ireland, Spain, Portugal, Holland, Belgium and Luxembourg.

Most Significant Currencies on a Revenue Basis

	2004	2003
United States Dollar	$421.5	360.3
United Kingdom Pound	259.6	196.5
Euro	191.4	164.4
Australian Dollar	94.9	77.8
Other currencies	199.6	142.9
Total Revenues	$1,167.0	941.9

• Potentially Adverse Tax Consequences
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

• Burden of Complying with Multiple and Potentially Conflicting Laws and Regulations and Dealing with Changes in Legal and Regulatory Requirements; Licensing; Regulatory and Contractual Liabilities
We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents challenges. As an example, in the United Kingdom, the Financial Services Authority (FSA) regulates the conduct of investment businesses and the Royal Institute of Chartered Surveyors (RICS) regulates the profession of Chartered Surveyors, which is the professional qualification required for certain of the services we provide in the United Kingdom, through upholding standards of competence and conduct. As another example, in the United States, various activities of our LaSalle Investment Management are regulated by the SEC, and as a publicly traded company, we are subject to various corporate governance and other requirements established by statute, pursuant to SEC regulations or under the rules of the New York Stock Exchange. Additionally, changes in legal and regulatory requirements can impact our ability to engage in business in certain jurisdictions or increase the cost of doing so.

The brokerage of real estate sales and leasing transactions requires us to maintain licenses in various jurisdictions in which we operate. If we fail to maintain our licenses or conduct brokerage activities without a license, we may be required to pay fines or return commissions received or have licenses suspended. In addition, because the size and scope of real estate sales transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous licensing regimes and the possible loss resulting from noncompliance have increased. Furthermore, the laws and regulations applicable to our business, both in the United States and in foreign countries, also may change in ways that materially increase the costs of compliance.

As a licensed real estate service provider in various jurisdictions, we and our licensed employees may be subject to various due diligence, disclosure, standard-of-care, anti-money laundering and other obligations in the jurisdictions in which we operate. Failure to fulfill these obligations could subject us to litigation from parties who purchased, sold or leased properties we brokered or managed. We could become subject to claims by participants in real estate sales or other services claiming that we did not fulfill our obligations as a service provider or broker (including, for example, with respect to conflicts of interests where we are acting, or are perceived to be acting, for two or more different clients with potentially contrary interests).

In addition, we may, on behalf of our clients, hire and supervise third-party contractors to provide construction, engineering and various other services for our managed properties. Depending upon the terms of our contracts with clients, we may be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties whom we do not control. Adverse outcomes of property management disputes or litigation could negatively impact our business, financial condition and/or results of operations.

• Greater Difficulty in Collecting Accounts Receivable in Certain Countries and Regions
We face challenges to our ability to efficiently and/or effectively collect accounts receivable in certain countries and regions. For example, in Asia, many countries have underdeveloped insolvency laws and clients often are slow to pay, and in Europe, clients in some countries, particularly Spain, Italy and France, also tend to delay payments, reflecting a different business culture.

• Political and Economic Instability
We operate in over 35 countries with varying degrees of political and economic stability. For example, certain Asian, Eastern European and South American countries have experienced serious political and economic instability within the last few years and such instability will likely continue to arise from time to time in countries in which we have operations, as the result of which our ability to operate our business in the ordinary course may be disrupted in one way or another, with corresponding reductions in revenues, increases in expenses or other material adverse effects.

Real estate services markets are highly competitive. We provide a broad range of commercial real estate services and there is significant competition, on an international, regional and local level, with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, firms providing outsourcing services and companies bringing their real estate services in-house (any of which may be a global, regional or local firm). Many of our competitors are local or regional firms, which, although substantially smaller in overall size, may be larger in a specific local or regional market. Some of our competitors are expanding the services they offer in an attempt to gain additional business. Some of our competitors may have greater financial, technical and marketing resources, larger customer bases and more established relationships with their customers and suppliers than we have. Larger or more well-capitalized competitors may be able to respond faster to the need for technological changes, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily and generally compete more aggressively for market share.

New competitors or alliances among competitors which increase their ability to service clients could emerge and gain market share, develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services we offer. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would have an adverse effect on our revenues and profit margins.

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

The seasonality of our business exposes us to risks and to volatility in our stock price. Our revenues and profits tend to be significantly higher in the fourth quarter of each year than the other three quarters. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant through the year. Historically, we have reported a small loss in the first quarter, a small profit or loss in the second and third quarters and a relatively large profit in the fourth quarter, excluding the recognition of investment generated performance fees and co-investment equity gains (both of which can be particularly unpredictable). The seasonality of our business makes it difficult to determine during the course of the year whether plan results will be achieved, and thus to adjust to changes in expectations. Additionally, negative economic or other conditions which arise at a time when they impact performance in the fourth quarter, such as the particular timing of when larger transactions close, may have a more significant impact than if they occurred earlier in the year. To the extent we are not able to identify and adjust for changes in expectations or we are confronted with negative conditions which impact inordinately on the fourth quarter of a year, this could have a material adverse effect on our business, results of operations and/or financial condition. This may in turn lead to volatility in our stock price.

We may face liability with respect to environmental issues occurring at properties which we manage or in which we invest. Various laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face liability under these laws as a result of our role as an on-site property manager. In addition, we may face liability if such laws are applied to expand our limited liability with respect to our co-investments in real estate as discussed below.

Co-investment activities subject us to real estate investment risks and potential liabilities. An important part of our investment strategy includes investing in real estate along with our money management clients. Investing in this manner exposes us to a number of risks which could have a material adverse effect on our business, results of operations and/or financial condition, including as a result of the following risks:

•	We may lose some or all of the capital which we invest if the investments perform poorly.
•
We will have fluctuations in earnings and cash flow as we recognize gains or losses, and receive cash, upon the disposition of investments, the timing of which is geared towards the benefit of our clients.

•
We generally hold our investments in real estate through subsidiaries with limited liability; however, in certain circumstances it is possible that this limited exposure may be expanded in the future based upon, among other things, changes in applicable laws or the application of existing or new laws. To the extent this occurs, our liability could exceed the amount we have invested.

•
We make co-investments in real estate in many countries and this presents risks as described above in "The International Scope of Our Operations, and Our Operations in Particular Regions and Countries, Involve a Number of Risks for Our Business".

We may have indebtedness with fixed or variable interest rates and certain covenants with which we must comply. At December 31, 2004 (subsequent to the June 2004 redemption of the Euro Notes described in the "Liquidity and Capital Resources" section of Item 7, Management's Discussion & Analysis), we had $58.9 million of indebtedness on a consolidated basis, principally under a revolving credit facility from a syndicate of lenders. Our average outstanding borrowings under the revolving credit facility were $91.0 million during 2004, and the effective interest rate on that facility was 3.5%.

We would need approximately $1.3 million annually to make required interest payments on the borrowings outstanding under our revolving credit facility at December 31, 2004 (at current market rates of interest). The revolving credit facility has a variable rate based on the market, plus a margin. The variable rate and margin features of the revolving credit facility could result in higher borrowing costs if market interest rates or the margin rise. An increase of 50 basis points in the 2004 average interest rate on the revolving credit facility would have resulted in a $455,000 increase in our borrowing costs.

The terms of our debt contain a number of covenants that could restrict our flexibility to finance future operations or capital needs or to engage in other business activities that may be in our best interest. The debt covenants limit us in, among other things:

•	Encumbering or disposing of assets;
•	Incurring indebtedness; and
•	Engaging in acquisitions.

In addition, with respect to the revolving credit facility, we must maintain a consolidated net worth of at least $392 million and a leverage ratio not exceeding 3.25 to 1. We must also maintain a minimum interest coverage ratio of 2.5 to 1.

If we are unable to make required payments under the revolving credit facility or if we breach any of the debt covenants, we will be in default under the terms of the revolving credit facility. A default under the facility could cause acceleration of repayment of those amounts as well as defaults under other existing and future debt obligations.

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

Pursuant to the charter of Jones Lang LaSalle, we have a classified Board of Directors, pursuant to which Directors are divided into three classes, with three-year staggered terms. The classified board provision could increase the likelihood that, in the event an outside party acquired a controlling block of our capital stock or initiated a proxy contest, incumbent directors nevertheless would retain their positions for a substantial period, which may have the effect of discouraging, delaying or preventing a change in control of Jones Lang LaSalle. Our Board of Directors has announced that it will propose that the Company's charter be amended at its 2005 Annual Meeting of Shareholders in order to declassify the Board of Directors. The affirmative vote of 80% of the total number of outstanding shares will be required to effect this approval, and there can be no assurance that the required number of votes will be obtained.

In addition, the charter and bylaws provide for:

•
The ability of the Board of Directors to establish one or more classes and series of capital stock including the ability to issue up to 10,000,000 shares of preferred stock, and to determine the price, rights, preferences and privileges of such capital stock without any further shareholder approval;

•	A requirement that any shareholder action taken without a meeting be pursuant to unanimous written consent; and
•	Certain advance notice procedures for Jones Lang LaSalle shareholders nominating candidates for election to the Jones Lang LaSalle Board of Directors.

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

Claims and Investigations; Performance Under Client Contracts; Litigation Management. Substantial legal liability or a significant regulatory action against the Company could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business prospects.

We generally provide our services to our clients under contracts, and in certain cases we are subject to regulatory and/or fiduciary obligations (which may relate to, among other matters, the decisions we may make on behalf of a client with respect to purchasing products or services from third parties or from other divisions within our firm). We face legal and reputational risks in the event we do not perform, or are perceived to have not performed, under those contracts or in accordance with those regulations or obligations, and the precautions we take to prevent these types of occurrences, which we believe do represent a significant commitment of corporate resources, may nevertheless not be effective in all cases. Unexpected costs or delays could make our client contracts or engagements less profitable than anticipated. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on profit margins.

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

Infrastructure Disruptions. Our ability to conduct a global business may be adversely impacted by disruptions to the infrastructure that supports our businesses and the communities in which they are located. This may include disruptions involving electrical, communications, transportation or other services used by Jones Lang LaSalle or third parties with which we conduct business or disruptions as the result of natural disasters (such as earthquakes), political instability or terrorist attacks. These disruptions may occur, for example, as a result of events that affect only the buildings in which we operate (such as fires) or such third parties, or as a result of events with a broader impact on the cities where those buildings are located. Nearly all of our employees in our primary locations, including Chicago, London, Singapore and Sydney, work in close proximity to each other, in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel. The infrastructure disruptions described above may also disrupt our ability to manage real estate for clients or may adversely affect the value of real estate investments we make on behalf of clients. While we have disaster recovery and crisis management procedures in place, there can be no assurance that they will suffice in any particular situation to avoid a significant loss.

Computer and Information Systems. Our business is highly dependent on our ability to process transactions across numerous and diverse markets in many currencies. If any of our financial, accounting or other data processing, e-mail, or electronic information management systems do not operate properly or are disabled (including as the result of computer viruses, problems with the internet or sabotage), we could suffer a disruption of our businesses, liability to clients, loss of client data, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including disruptions of electrical or communications services, disruptions caused by natural disasters, political instability or terrorist attacks or our inability to occupy one or more of our buildings.

The development of new software systems used to operate one or more aspects of our business, particularly on a customized basis, is complicated and may result in costs that cannot be recuperated in the event of the failure to complete a planned software development. A new software system that has defects may cause reputational issues and client or employee dissatisfaction, with business lost as a result. The acquisition or development of software systems is often dependent to one degree or another on the quality, ability and/or financial stability of one or more third-party vendors, over which we may not have control beyond the rights we negotiate in our contracts.

Our business is also dependent, in part, on our ability to deliver to our clients the efficiencies and convenience afforded by technology. The effort to gain technological expertise and develop or acquire new technologies requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors do, we could lose market share.

Risks Inherent in Making Acquisitions. We have made in the past, and anticipate that we may make in the future, acquisitions of businesses or business lines. Any such acquisitions may subject us to a number of risks, including, among others:

•	Diversion of management attention;
•	Inability to retain the management, key personnel and other employees of the acquired business;
•	Inability to retain clients of the acquired business;
•	Exposure to legal claims for activities of the acquired business prior to acquisition;
•	Inability to effectively integrate the acquired business and its employees; and
•	Potential impairment of intangible assets, which could adversely affect our reported results.

Ability to Protect Intellectual Property; Infringement of Third-Party Intellectual Property Rights. Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property (such as our service marks, client lists and information and business methods). Existing laws of some countries in which we provide or intend to provide services may offer only limited protections of our intellectual property rights. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements and on copyright and trademark laws to protect our intellectual property rights, and our inability to detect unauthorized use or take appropriate or timely steps to enforce our intellectual property rights may have an adverse effect on our business.

We cannot be sure that the services we offer to clients do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services.

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

Ability to Continue to Maintain Satisfactory Internal Controls and Procedures. If we are not able to continue to successfully implement the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, our reputation, financial results and the market price of our stock could suffer. While we believe that we have adequate internal control procedures in place, we may be exposed to potential risks from the recent legislation requiring companies to evaluate their internal controls and have their controls attested to by their independent auditors on an annual basis. We have evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2004. However, there can be no assurance that we will continue to receive a positive attestation in future years, particularly since there is no precedent available with which to measure compliance adequacy, as the result of which the standards may change over time. If we identify one or more material weaknesses in our internal controls in the future that we cannot remediate in a timely fashion, we may be unable to receive a positive attestation at some time in the future from our independent auditors with respect to our internal controls.

Item 2. Properties

Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 125,000 square feet of office space pursuant to a lease that expires in February 2016. Our regional headquarters for our Americas, Europe and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have 114 local offices worldwide located in most major cities and metropolitan areas as follows: 37 offices in 6 countries in the Americas (including 28 in the United States), 46 offices in 16 countries in Europe and 31 offices in 12 countries in Asia Pacific. Our offices are each leased pursuant to agreements with terms ranging from month-to-month to ten years. In addition, we have on-site property and other offices located throughout the world. On-site property management offices are generally located within properties that we manage and are provided to us without cost.

Item 3. Legal Proceedings

The Company has contingent liabilities from various pending claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these matters are covered by insurance (including insurance provided through a captive insurance company), although they may nevertheless be subject to large deductibles or retentions and the amounts being claimed may exceed the available insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

On November 8, 2002, Bank One N.A. ("Bank One") filed suit against the Company and certain of its subsidiaries in the Circuit Court of Cook County, Illinois with regard to services provided in 1999 and 2000 under three different agreements relating to facility management, project development and broker services. The suit alleged negligence, breach of contract and breach of fiduciary duty on the part of Jones Lang LaSalle and sought $40 million in compensatory damages and $80 million in punitive damages. On December 16, 2002, the Company filed a counterclaim for breach of contract seeking payment of approximately $1.2 million that Bank One owes for fees due for services provided under the agreements. On December 16, 2003, the court granted the Company's motion to strike the complaint because, after completion of significant discovery, Bank One had been unable to substantiate its allegations that it suffered damages of $40 million as it had previously claimed. Bank One filed an amended complaint that seeks to recover compensatory damages in an unspecified amount, plus an unspecified amount of punitive damages. The amended complaint also includes allegations of fraudulent misrepresentation, fraudulent concealment and conversion. In November 2004, in response to the Company's motion for Partial Summary Judgment, the court dismissed six of the ten counts of Bank One's amended complaint, including claims of breach of fiduciary duty. Remaining are counts for breach of contract, fraudulent misrepresentation and fraudulent concealment.  The Company continues to aggressively defend the remaining counts of the suit and pursue its claims.  While there can be no assurance, the Company continues to believe that the remaining counts of the amended complaint are without merit and, as such, will not have a material adverse impact on our financial position, results of operations, or liquidity.  In addition, as a result of the recent rulings and information produced in discovery, any recoverable damages claims are substantially reduced from Bank One's initial claims.  As of the date of this report, no trial date has been set. As such, although we still have not seen or heard anything that leads us to believe that the suit has merit, the outcome of Bank One's suit cannot be predicted with any certainty and management is unable to estimate an amount or range of potential loss that could result if an improbable unfavorable outcome did occur.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of Jones Lang LaSalle's shareholders during the fourth quarter of 2004.

Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Our Common Stock is listed for trading on the New York Stock Exchange under the symbol "JLL."

As of February 15, 2005, there were approximately 3,500 beneficial holders of our Common Stock.

The following table sets forth the high and low sale prices of our Common Stock as reported on the New York Stock Exchange.

	High	Low
2004
First Quarter	$25.98	$20.46
Second Quarter	$27.20	$22.65
Third Quarter	$33.25	$26.61
Fourth Quarter	$37.97	$30.54

2003
First Quarter	$16.01	$12.90
Second Quarter	$17.43	$13.52
Third Quarter	$18.91	$15.75
Fourth Quarter	$21.50	$18.00

We have not paid cash dividends on our common stock to date, as we historically have retained our earnings to support the expansion of the business and continue to pay down debt levels. Any payment of future dividends and the amounts thereof will be at the discretion of the Board of Directors and will depend upon our financial condition, earnings and other facts deemed relevant by the Board of Directors at the time of its consideration of this issue.

Transfer Agent
Mellon Investor Services LLC
85 Challenger Road
Ridgefield Park, NJ 07760

Equity Compensation Plan Information

For information regarding our equity compensation plans, including both shareholder approved plans and plans not approved by shareholders, see Item 12. Security Ownership of Certain Beneficial Owners and Management.

Share Repurchases

The following table provides information with respect to approved share repurchase programs for Jones Lang LaSalle:

			Total number
			of shares
			purchased	Shares
			as part	remaining
	Total number	Average price	of publicly	to be
	of shares	paid per	announced	purchased
	purchased	share (1)	plans	under plan (2)

January 1, 2004 - January 31, 2004	-	-	-	300,000

February 1, 2004 - February 29, 2004	-	-	-	1,500,000

March 1, 2004 - March 31, 2004	294,800	$25.32	294,800	1,205,200

April 1, 2004 - April 30, 2004	-	-	294,800	1,205,200

May 1, 2004 - May 31, 2004	251,400	$23.69	546,200	953,800

June 1, 2004 - June 30, 2004	260,400	$26.10	806,600	693,400

July 1, 2004 - July 31, 2004	-	-	806,600	693,400

August 1, 2004 - August 31, 2004	330,900	$30.65	1,137,500	362,500

September 1, 2004 - September 30, 2004	167,900	$32.62	1,305,400	194,600

October 1, 2004 - October 31, 2004	-	-	1,305,400	194,600

November 1, 2004 - November 30, 2004	194,600	$33.27	1,500,000	1,500,000

December 1, 2004 - December 31, 2004	100,000	$37.39	100,000	1,400,000

Total	1,600,000	$28.78

(1)  Total average price paid per share is a weighted average for the twelve month period.

(2)  Since October 2002, our Board of Directors has approved three share repurchase programs. Each succeeding program has replaced the prior repurchase program, such that the program approved on November 29, 2004 is the only repurchase program in effect as of December 31, 2004. We are authorized under each of the programs to repurchase a specified number of shares of our outstanding common stock in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under the firm's existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. The following table details the activities for each of our approved share repurchase programs:

	Shares	Shares Repurchased
	Approved for	through
Repurchase Plan Approval Date	Repurchase	December 31, 2004

October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	100,000
		2,300,000

Item 6. Selected Financial Data (Unaudited)

The following table sets forth our summary historical consolidated financial data. The information should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share data)

Statement of Operations Data:
Total revenue (1)	$1,166,958	941,894	859,990	896,889	925,831

Operating income (loss) (1)	89,521	54,235	52,114	4,399	(10,290)
Interest expense, net of interest income	9,292	17,861	17,024	20,156	27,182
Loss on extinguishment of Euro Notes	11,561	—	—	—	—
Equity in earnings from unconsolidated
ventures (1)	17,447	7,951	2,581	8,560	16,693

Earnings (loss) before provision for
income taxes and minority interest	86,115	44,325	37,671	(7,197)	(20,779)
Net provision for income taxes	21,873	8,260	11,037	7,986	22,053
Minority interest in earnings
(losses) of subsidiaries	—	—	711	228	(21)

Earnings (loss) before extraordinary
item and cumulative effect of change
in accounting principle	64,242	36,065	25,923	(15,411)	(42,811)
Extraordinary gain on the acquisition of
minority interest, net of tax (2)	—	—	341	—	—
Cumulative effect of change in accounting
principle (3)	—	—	846	—	(14,249)
Net income (loss)	$64,242	36,065	27,110	(15,411)	(57,060)

Basic earnings (loss) per common share
before extraordinary item and cumulative
effect of change in accounting principle	$2.08	1.17	0.85	(0.51)	(1.72)
Extraordinary gain on the acquisition of
minority interest, net of tax (2)	—	—	0.01	—	—
Cumulative effect of change in accounting
principle (3)	—	—	0.03	—	(0.58)

Basic earnings (loss) per common share	$2.08	1.17	0.89	(0.51)	(2.30)

Basic weighted average shares outstanding	30,887,868	30,951,563	30,486,842	30,016,122	24,851,823

Diluted earnings (loss) per common share
before extraordinary item and cumulative
effect of change in accounting principle	$1.96	1.12	0.81	(0.51)	(1.72)

Extraordinary gain on the acquisition
of minority interest, net of tax (2)	—	—	0.01	—	—
Cumulative effect of change in accounting
principle (3)	—	—	0.03	—	(0.58)
Diluted earnings (loss) per common share	$1.96	1.12	0.85	(0.51)	(2.30)

Diluted weighted average shares outstanding	32,845,281	32,226,306	31,854,397	30,016,122	24,851,823

Other Data:
EBITDA (4)	$128,788	99,130	92,296	60,151	35,301
Ratio of earnings to fixed charges (5)	3.90X	2.15X	2.06X	0.80X	0.19X

Cash flows provided by (used in):
Operating activities	$161,478	110,045	68,369	54,103	140,340
Investing activities	$(27,565)	(15,282)	(26,340)	(32,549)	(66,590)
Financing activities	$(166,875)	(45,312)	(38,821)	(29,951)	(78,215)

Balance Sheet Data:
Cash and cash equivalents	$30,143	63,105	13,654	10,446	18,843
Total assets	1,012,377	942,940	852,516	835,727	914,045
Total debt	58,911	211,408	215,008	222,886	249,947
Total liabilities	504,397	511,949	485,558	521,346	581,707
Total stockholders' equity	507,980	430,991	366,958	314,381	332,338

Investments under management (6)	$24,100,000	23,000,000	23,200,000	22,200,000	22,500,000

Total square feet under management	835,000	725,000	735,000	725,000	700,000

(1) Certain prior year amounts were reclassified to conform to the current presentation.

Beginning in January 2002, we began accounting for the revenues of our Strategic Consulting unit on a gross basis, as opposed to netting these revenues into expenses.

Beginning in December 2002, pursuant to Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", we have reclassified reimbursements received for out-of-pocket expenses to revenues in the income statement, as opposed to being shown as a reduction of expenses. These out-of-pocket expenses amounted to $8.1 million and $5.4 million for the years ended December 31, 2004 and 2003, respectively.

Beginning in December 2002, we have reclassified as revenue our recovery of indirect costs related to our management services business, as opposed to being classified as a reduction of expenses in the income statement. This recovery of indirect costs for the years ended December 31, 2004 and 2003 totaled $29.6 million and $37.8 million, respectively. The amounts related to the recovery of these indirect costs in our Asia Pacific region were not available for the years ended December 31, 2001 and 2000 given that it would have been necessary to reconfigure the reporting systems in this region to separate these costs. Therefore, no reclassification has been made for these years.

Beginning in December 2004, we reclassified ‘Equity in earnings from unconsolidated ventures’ from ‘Total revenue’ to a separate line on the consolidated statement of earnings after ‘Operating income (loss)’. This change has the effect of reducing the amount of ‘Total revenue’ and ‘Operating income (loss)’ originally reported by the amounts of those equity earnings.

The following table lists total revenue and expenses as originally reported in the annual reports for each of the years ended December 31, 2000 through 2003, and lists the reclassifications as discussed above, as well as the reclassified amounts ($ in thousands):

	2003	2002	2001	2000
Total revenue:
As originally reported	$949,845	840,429	881,676	925,823

Reclassifications:
Strategic consulting	N/A	N/A	10,421	6,113
Out-of-pocket expenses	N/A	1,350	4,023	3,245
Indirect costs	N/A	20,792	9,329	7,343
Equity in earnings from unconsolidated ventures	(7,951)	(2,581)	(8,560)	(16,693)
As reclassified	941,894	859,990	896,889	925,831

Total operating expenses:
As originally reported	887,659	785,734	868,717	919,420

Reclassifications:
Strategic consulting	N/A	N/A	10,421	6,113
Out-of-pocket expenses	N/A	1,350	4,023	3,245
Indirect costs	N/A	20,792	9,329	7,343

As reclassified	887,659	807,876	892,490	936,121
Operating income (loss)	$54,235	52,114	4,399	(10,290)

(2) In December 2002, we exercised our option to purchase the remaining 45% interest in the joint venture company Jones Lang LaSalle Asset Management Services, which exclusively provides asset management services for all Skandia Life properties in Sweden. The purchase price was below the fair value of the assets acquired, resulting in an after-tax extraordinary gain of $341,000.

(3) The cumulative effect of change in accounting principle in 2000 relates to our adoption of the United States Securities and Exchange Commission's issuance of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Effective January 1, 2000, we recorded a one-time, non-cash cumulative effect of change in accounting principle of $14.2 million, net of $8.7 million of taxes. The adjustment represents revenues of $22.9 million that had been recognized prior to January 1, 2000 that would not have been recognized if the new accounting policy had been in effect in prior years. The adjustment had no impact on our cash flows received.

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

(4) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Although EBITDA is a non-GAAP financial measure, our management believes that EBITDA is a useful analytical tool, that it is useful to investors as one of the primary metrics for evaluating operating performance and liquidity, and that an increase in EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA also is used in the calculation of certain covenants related to our revolving credit facility. However, EBITDA should not be considered as an alternative either to net income (loss) or net cash provided by operating activities, both of which are determined in accordance with GAAP. Because EBITDA is not calculated under GAAP, our EBITDA may not be comparable to similarly titled measures used by other companies.

Below is a reconciliation of our EBITDA to net income (loss) ($ in thousands):

	Year Ended December 31,
	2004	2003	2002	2001	2000

Net income (loss)	$64,242	36,065	27,110	(15,411)	(57,060)

Interest expense, net of interest income	9,292	17,861	17,024	20,156	27,182
Net provision for income taxes	21,873	8,260	11,037	7,986	22,053
Depreciation and amortization	33,381	36,944	37,125	47,420	43,126
EBITDA	$128,788	99,130	92,296	60,151	35,301

Below is a reconciliation of our EBITDA to net cash provided by operating activities, the most comparable cash flow measure on the statements of cash flows ($ in thousands):

	Year Ended December 31,
	2004	2003	2002	2001	2000

Net cash provided by operating activities	$161,478	110,045	68,369	54,103	140,340

Interest expense, net of interest income	9,292	17,861	17,024	20,156	27,182
Net provision for income taxes	21,873	8,260	11,037	7,986	22,053
Change in working capital and non-cash expenses	(63,855)	(37,036)	(4,134)	(22,094)	(154,274)
EBITDA	$128,788	99,130	92,296	60,151	35,301

(5) For purposes of computing the ratio of earnings to fixed charges, "earnings" represents net earnings (loss) before income taxes plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortization of debt discount and financing costs, capitalized interest and one-third of rental expense, which we believe is representative of the interest component of rental expense.

(6) Investments under management represent the aggregate fair market value or cost basis (where an appraisal is not available) of assets managed by our Investment Management segment as of the end of the periods reflected.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Selected Financial Data and Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K. The following discussion and analysis contains certain forward-looking statements which are generally identified by the words anticipates, believes, estimates, expects, plans, intends and other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. See the Cautionary Note Regarding Forward-Looking Statements after Part IV, Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Our Management's Discussion and Analysis is presented in six sections, as follows:

(1) An executive summary, including how we create value for our stakeholders,
(2) A summary of our critical accounting policies and estimates,
(3) Certain items affecting the comparability of results and certain market and other risks that we face,
(4) The Results of our Operations, first on a consolidated basis and then for each of our business segments,
(5) Consolidated Cash Flows, and
(6) Liquidity and Capital Resources.

Executive Summary

Business Objectives and Strategies

We define our stakeholders as:

•	The clients we serve,
•	The people we employ, and
•	The shareholders who invest in our Company.

We create value for these stakeholders by enabling and motivating our employees to apply their expertise to deliver services that our clients acknowledge as adding value to their real estate and business operations. We believe that this ability to add value is demonstrated by our clients' repeat or expanded service requests and by the strategic alliances we have formed with them.

The services we provide require "on the ground" expertise in local real estate markets. Such expertise is the product of research into market conditions and trends, expertise in buildings and locations, and expertise in competitive conditions. This real estate expertise is at the heart of the history and strength of the Jones Lang LaSalle brand. One of our key differentiating factors, as a result, is our global reach and service imprint in local markets around the world.

We enhance our local market expertise with a global team of research professionals, with the best practice processes we have developed and delivered repeatedly for our clients, and with the technology investments that support these best practices.

Our principal asset is the talent and the expertise of our people. We seek to support our service-based culture through a compensation system that rewards superior client service performance, not just transaction activity, and that includes a meaningful long-term compensation component. We invest in training and believe in optimizing our talent base through internal advancement. We believe that our people deliver our services with the experience and expertise to maintain a balance of strong profit margins for the Firm and competitive value-added pricing for our clients, while achieving competitive compensation levels.

Because we are a services business, we are not capital intensive. As a result, our profits also produce strong cash returns. Over the last three years, we have used this cash strategically to:

•	Significantly pay down our debt, resulting in significantly reduced interest expense;
•	Purchase shares under our share repurchase programs;
•	Invest for growth in important markets throughout the world; and
•	Co-invest in LaSalle Investment Management sponsored and managed funds.

We believe value is enhanced by investing appropriately in growth opportunities, maintaining our market position in developed markets and keeping our balance sheet strong.

The services we deliver are managed as business strategies to enhance the synergies and expertise of our people. The principal businesses in which we are involved are:

•	Local Market Services,
•	Occupier Services,
•	Capital Markets, and
•	Money Management.

The market knowledge we develop in our services and capital markets businesses helps us identify investment opportunities and capital sources for our money management clients. Consistent with our fiduciary responsibilities, the investments we make or structure on behalf of our money management clients help us identify new business opportunities for our services and capital markets businesses.

Businesses

Local Market Services
The services we offer to real estate investors in local markets around the world range from client-critical best practice process services - such as property management - to sophisticated and complex transactional services - such as leasing - that maximize real estate values. The skill set required to succeed in this environment includes financial knowledge coupled with the delivery of market and property operating organizations, ongoing technology investment, and strong cash controls as the business is a fiduciary for client funds. The revenue streams associated with process services have annuity characteristics and tend to be less impacted by underlying economic conditions. The revenue stream associated with the sophisticated and complex transactional services is generally transaction-specific and conditioned upon the successful completion of the transaction. We compete in this area with traditional real estate and property firms. We differentiate ourselves on the basis of qualities such as our local presence aligned with our global platform, our research capability, our technology platform, and our ability to innovate by way of new products and services.

Occupier Services
Our occupier services product offerings have leveraged our local market real estate services into best practice operations and process capabilities that we offer to corporate clients. The value added for these clients is the transformation of their real estate assets into an integral part of their core business strategies, delivered at more effective cost. The Firm's client relationship focus drives our business success, as delivery of one product successfully sells the next and subsequent services. The skill set required to succeed in this environment includes financial and project management, and for some products, more technical skills such as engineering. We compete in this area with traditional real estate and property firms.

We differentiate ourselves on the basis of qualities that include our integrated global platform, our research capability, our technology platform, and our ability to innovate through best practice products and services. Our strong strategic focus also provides a highly effective point of differentiation from our competitors. We have seen the demand for coordinated multi-national occupier services by global corporations increase, and we expect this trend to continue as these businesses refocus on core competencies. Consequently, we are focused on continuing to enhance our ability to deliver our services across all geographies globally in a seamless and coordinated fashion that best leverages our expertise for our clients' benefit.

Capital Markets
Our capital markets product offerings include institutional property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. The skill set required to succeed in this environment includes knowledge of real estate value and financial knowledge coupled with delivery of local market expertise as well as connections across geographic borders. Our investment banking services require client relationship skills and consulting capabilities as we act as our client's trusted advisor. The level of demand for these services is impacted by general economic conditions. Our fee structure is generally transaction-specific and conditioned upon the successful completion of the transaction. We compete with consulting and investment banking firms for corporate finance and capital markets transactions. We differentiate ourselves on the basis of qualities such as our global platform, research capability, technology platform, and ability to innovate as demonstrated through the creation of new products and services.

Because of the success we have had with our capital markets business, particularly in Europe and also with our global Hotels business, and because we expect the trans-border flow of real estate investments to remain strong, we are focused on enhancing our ability to provide capital markets services in an increasingly global fashion. This success leverages our regional market knowledge for clients who seek to benefit from a truly global capital markets platform.

Money Management
LaSalle Investment Management provides money management services for large institutions, both in specialized funds and separate account vehicles, as well as for managers of institutional and, increasingly, retail, real estate funds. Investing money on behalf of clients requires not just asset selection, but also asset value activities that enhance the asset's performance. The skill set required to succeed in this environment includes knowledge of real estate values — opportunity identification (research), individual asset selection (acquisitions), asset value creation (portfolio management), realization of value through disposition and investor relations. Our competitors in this area tend to be investment banks, fund managers and other financial services firms. They commonly lack the "on-the-ground" real estate expertise that our global market presence provides.

We are compensated for our services through a combination of recurring advisory fees that are asset-based, together with incentive fees based on underlying investment return to our clients, which are generally recognized when agreed upon events or milestones are reached, and equity earnings realized at the exit of individual investments within funds. We have been successful in transitioning the mix of our fees for this business to the more annuity revenue category of advisory fees. We also have increasingly been seeking to form alliances with distributors of real estate investment funds to retail clients where we provide the real estate investment expertise. In 2004, these funds, which exist in all three global regions, attracted over $600 million in investments, bringing the total we have under management in these funds to over $1.0 billion. Additionally, our strengthened balance sheet and continued cash generation position us for expansion in co-investment activity, which we believe will accelerate our growth in assets under management.

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

Principles of Consolidation and Investments in Real Estate Ventures
Our financial statements include the accounts of Jones Lang LaSalle and its majority-owned-and-controlled subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We apply the provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46-R"), AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" ("SOP 78-9"), Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"), and EITF Topic No. D-46, "Accounting for Limited Partnership Investments" ("EITF D-46") when accounting for these interests. The application of FIN 46-R, SOP 78-9, APB 18 and EITF D-46 generally results in accounting for these interests under the equity method in the accompanying Consolidated Financial Statements due to the nature of our non-controlling ownership.

For real estate limited partnerships in which the Company is a general partner, we apply the guidance set forth in FIN 46-R and SOP 78-9 in evaluating the control the Company has over the limited partnership. These entities are generally well-capitalized and provide for key decisions to be made by the owners of the entities. Also, the real estate limited partnership agreements grant the limited partners important rights, such as the right to replace the general partner without cause, approve the sale or refinancing of the principal partnership assets, or approve the acquisition of principal partnership assets. These rights indicate that the Company, as general partner, does not have a controlling interest in the limited partnership and accordingly, such general partner interests are accounted for under the equity method.

For real estate limited partnerships in which the Company is a limited partner, the Company is a co-investment partner, and based on applying the guidelines set forth in FIN 46-R and SOP 78-9, has concluded that it does not have a controlling interest in the limited partnership. When we have an asset advisory contract with the real estate limited partnership, the combination of our limited partner interest and the advisory agreement provides us with significant influence over the real estate limited partnership venture. Accordingly, we account for such investments under the equity method. When the Company does not have an asset advisory contract with the limited partnership, rather only a limited partner interest without significant influence, and our interest in the partnership is considered "minor" under EITF D-46 (i.e., not more than 3 to 5 percent), we account for such investments under the cost method.

For investments in unconsolidated affiliates accounted for under the equity method, we maintain an investment account, which is increased by contributions made and our share of net income of the unconsolidated affiliates, and decreased by distributions received and our share of net losses of the unconsolidated affiliates. Our share of each unconsolidated affiliate's net income or loss, including gains and losses from capital transactions, is reflected in our statement of earnings as "equity in earnings from unconsolidated ventures." For investments in unconsolidated affiliates accounted for under the cost method, our investment account is increased by contributions made and decreased by distributions representing return of capital. Distributions of income are reflected in our statement of earnings in "equity in earnings from unconsolidated ventures."

Revenue Recognition
The United States Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB 104, provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. Additionally, Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), provides guidance on the application of generally accepted accounting principles to revenue transactions with multiple deliverables.

In Item 1. Business, we describe the services that we provide. We recognize revenue from these services as advisory and management fees, transaction commissions and project and development management fees. We recognize advisory and management fees related to property management services, valuation services, corporate property services, strategic consulting and money management as income in the period in which we perform the related services. We recognize transaction commissions related to agency leasing services, capital markets services and tenant representation services as income when we provide the related service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies have been satisfied. Project and development management fees are recognized applying the "percentage of completion" method of accounting. We use the efforts expended method to determine the extent of progress towards completion.

Certain contractual arrangements for services provide for the delivery of multiple services. We evaluate revenue recognition for each service to be rendered under these arrangements using criteria set forth in EITF 00-21. For services that meet the separability criteria, revenue is recognized separately. For services that do not meet those criteria, revenue is recognized on a combined basis.

Reimbursable expenses -
We follow the guidance of EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket' Expenses Incurred" ("EITF 01-14"). Accordingly, we have recorded these reimbursements as revenues in the income statement, as opposed to being shown as a reduction of expenses.

In certain of our businesses, primarily those involving management services, we are reimbursed by our clients for expenses incurred on their behalf. The treatment of reimbursable expenses for financial reporting purposes is based upon the fee structure of the underlying contracts. We follow the guidance of EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), when accounting for reimbursable personnel and other costs. A contract that provides a fixed fee billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such, is reported on a gross basis. When accounting on a gross basis, our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client.

We will account for the contract on a net basis when the fee structure is comprised of at least two distinct elements, namely:

•	A fixed management fee, and
•	A separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client.

When accounting on a net basis, we include the fixed management fee in reported revenues and net the reimbursement against expenses. We base this characterization on the following factors which define us as an agent rather than a principal:

(i)
The property owner, with ultimate approval rights relating to the employment and compensation of onsite personnel, and bearing all of the economic costs of such personnel, is determined to be the primary obligor in the arrangement;

(ii)	Reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter;
(iii)
Because the property owner is contractually obligated to fund all operating costs of the property from existing cash flow or direct funding to its building operating account, Jones Lang LaSalle bears little or no credit risk under the terms of the management contract; and

(iv)	Jones Lang LaSalle generally earns no margin in the reimbursement aspect of the arrangement, obtaining reimbursement only for actual costs incurred.

Most of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated approximately $430 million, $385 million and $360 million in 2004, 2003 and 2002, respectively. This treatment has no impact on operating income, net income or cash flows.

Allowance for Uncollectible Accounts Receivable
We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments and with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables. These reserves are then reviewed on a quarterly basis by regional and global management to ensure they are appropriate. As part of this review, we develop a range of potential reserves on a consistent formulaic basis. We would normally expect that the allowance would fall within this range.

Over the last three years we have placed considerable focus on working capital management and in particular, collecting our receivables more timely. With the exception of two specific disputes in 2004 described after the table below, the range of potential reserves has narrowed and our bad debt expense as a percentage of revenues has been reduced as we have been successful in working capital management and collecting receivables more timely. The table below sets out certain information regarding our accounts receivable, allowance for uncollectible accounts receivable, range of possible allowance and the bad debt expense we incurred by segment for the last three years ($ in millions).

		Accounts	Allowance
		Receivable	for Uncol-
	Gross	More Than	lectible
	Accounts	90 Days	Accounts	Maximum	Minimum	Bad Debt
	Receivable	Past Due	Receivable	Allowance	Allowance	Expense

December 31, 2004
Americas IOS	$111.5	0.9	0.5	0.6	0.3	0.5
Europe IOS	140.1	4.0	2.6	3.3	1.6	0.7
Asia Pacific IOS	53.7	2.9	1.7	2.4	1.2	1.0
Investment Management	30.2	1.3	1.8	1.3	0.7	1.6
Consolidated	$335.5	9.1	6.6	7.6	3.8	3.8

December 31, 2003
Americas IOS	$87.8	0.8	0.6	0.6	0.3	—
Europe IOS	104.3	4.0	2.7	3.6	1.8	0.6
Asia Pacific IOS	42.2	2.7	1.3	2.3	1.2	0.9
Investment Management	23.6	0.4	0.2	0.3	0.1	0.1
Consolidated	$257.9	7.9	4.8	6.8	3.4	1.6

December 31, 2002
Americas IOS	$76.9	1.6	1.4	1.5	0.8	1.1
Europe IOS	78.4	2.9	2.1	2.5	1.3	0.4
Asia Pacific IOS	32.8	2.6	1.5	2.4	1.2	1.3
Investment Management	44.4	0.5	—	0.5	0.2	(0.5)
Consolidated	$232.5	7.6	5.0	6.9	3.5	2.3

The bad debt expense recorded for 2004 includes the settlement of a disputed receivable in Europe in which a settlement expense of $0.7 million was incurred in the second quarter, as well as a $1.6 million charge in the fourth quarter relative to a single counterparty attempting to renegotiate an incentive fee from an Investment Management transaction. With the exception of these two specific significant events, the change in bad debt expense from 2003 to 2004 is reflective of our focus on working capital management and collecting our receivables more timely, in turn narrowing the range of potential reserves and reducing our bad debt expense as a percentage of revenues.

Asset Impairments
Within our balances of property and equipment, we record computer equipment and software; leasehold improvements; furniture, fixtures and equipment; automobiles; land and artwork used in our business. The largest assets on our balance sheet are goodwill and other intangibles resulting from a series of acquisitions and one substantial merger, and consistent with the services nature of our business. We also invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of our non-controlling ownership.

•    Property and Equipment - We apply Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), to recognize and measure impairment of property and equipment owned or under capital lease. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in either 2004 or 2003.

•    Goodwill and Other Intangible Assets - We apply SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when accounting for goodwill and other intangible assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groupings in Europe IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit's carrying value. The result of the 2004 and 2003 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in either year.

•    Investments in Real Estate Ventures - We apply the provisions of APB 18, SEC Staff Accounting Bulletin Topic 5-M, "Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities" ("SAB 59"), and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments.

We review investments in real estate ventures on a quarterly basis for an indication of whether the carrying value of the real estate assets underlying our investments in ventures may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the underlying assets. When an "other than temporary" impairment has been identified related to a real estate asset underlying one of our investments in ventures, a discounted cash flow approach is used to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period.

We have recorded impairment charges in equity earnings of $1.1 million in 2004, representing our equity share of the impairment charge against individual assets held by these ventures. There were $4.1 million of such charges to equity earnings in 2003, but no such charges in 2002.

Additionally, since the 2001 closing of our Land Investment Group and sale of our Development Group, we have recorded net impairment charges related to investments originated by these groups to non-recurring and restructuring expense. There were $0.5 million of net charges in 2004 related to the partial liquidation of two Land Investment Group assets, the writedown of a third Land Investment Group asset, and the liquidation of our final Development Group investment. There were no such charges in 2003, and $3.0 million of such charges recorded to non-recurring expense in 2002. For a further discussion of these non-recurring charges, see the Land Investment Group and Development Group sections in Note 6 of Notes to Consolidated Financial Statements.

Income Taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability, as local statutory tax rates range from 10% to 42% in the countries in which we have significant operations. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in:

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

We achieved an effective tax rate of 25.4% in 2004, which reflected our continued disciplined management of the global tax position. The 2004 effective tax rate of 25.4% applied to both recurring operations and to non-recurring and restructuring items.

The 2003 effective tax rate of 27.7% on recurring operations excluded:

(i)	A specific tax benefit of $2.2 million related to non-recurring and restructuring items, and
(ii)
A tax benefit of $3.0 million related to a write-down of an e-commerce investment taken as a restructuring action in 2001, which not originally expected to be deductible, was deemed deductible as a result of actions undertaken in 2003.

Based on our historical experience and future business plans, including analysis of the foreign earnings repatriation provision within the American Jobs Creation Act of 2004, we do not expect to repatriate our foreign source earnings to the United States. As a result, we have not provided deferred taxes on such earnings or the difference between tax rates in the United States and the various foreign jurisdictions where such amounts were earned. Further, there are various limitations on our ability to utilize foreign tax credits on such earnings when repatriated. As such, we may incur taxes in the United States upon repatriation without credits for foreign taxes paid on such earnings.

We have established valuation allowances against the possible future tax benefits of current losses where expected future taxable income does not support the realization of the deferred tax assets. We formally assess the likelihood of being able to utilize current tax losses in the future on a country-by-country basis, with the determination of each quarter's income tax provision; and we establish or increase valuation reserves upon specific indications that the carrying value of a tax asset may not be recoverable, or alternatively we reduce valuation reserves upon specific indications that the carrying value of the tax asset is more likely than not recoverable or upon the implementation of tax planning strategies allowing an asset previously determined not realizable to be viewed as realizable. The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance for the last three years ($ in millions):

	December 31,
	2004	2003	2002
Gross Deferred Tax Asset	$95.0	84.4	70.0
Valuation Allowance	$9.3	9.0	12.2

The increase in gross deferred tax assets from 2003 to 2004 was the result of growth in expense accruals not yet deductible, taxable income recognition on certain intercompany transactions, and currency fluctuation. The increase in gross deferred tax assets from 2002 to 2003 was the result of tax loss carryovers in all regions, write downs of investments, other differences in the timing of income recognition on investments, and currency fluctuation. Gross deferred asset growth in 2003 included a significant loss in a previously profitable jurisdiction for which a valuation reserve was not provided at that time, and which has since had taxable income.

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

Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which is typically paid out to our employees in the first quarter of the year after it is earned.

We have a stock ownership program for certain of our employees pursuant to which they receive a portion of their annual incentive compensation in the form of restricted stock units of our common stock. We enhanced the number of shares by 20% with respect to the 1999 plan year, and by 25% with respect to plan years beginning in 2000. These restricted units vest in two parts: 50% at 18 months and 50% at 30 months, in each case from the date of grant (i.e., vesting starts in January of the year following that for which the bonus was earned). The related compensation cost is amortized to expense over the service period. The service period consists of the twelve months of the year to which payment of the restricted stock relates, plus the periods over which the stock vests. Given that individual incentive compensation awards are not finalized until after year-end, we must estimate the portion of the overall incentive compensation pool that will qualify for this program. This estimation factors in the performance of the Company and individual business units, together with the target bonuses for qualified individuals.

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

	Year Ended December 31,
	2004	2003	2002

Number of employees qualified for the stock ownership program	800	700	700

Deferral of compensation	$(18.4)	(11.5)	(8.8)
Enhancement of deferred compensation	(4.4)	(2.9)	(2.2)
Decrease to deferred compensation in the first quarter
of the following year	N/A	0.4	0.4
Total deferred compensation	$(22.8)	(14.0)	(10.6)

Compensation expense amortization recognized with regard to the
current year stock ownership program	$7.8	4.8	3.8
Compensation expense amortization recognized with regard to the
prior years' stock ownership programs	7.0	5.8	4.9
Total compensation expense amortization with regard to the
stock ownership programs	$14.8	10.6	8.7

Accounting for Self-insurance Programs
In our Americas business, and in common with many other American companies, we have chosen to retain certain risks regarding health insurance and workers' compensation rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future developments. We engage the services of an independent actuary on an annual basis to assist us in quantifying our potential exposure. Additionally, we supplement our traditional global insurance program by the use of a captive insurance company to provide professional indemnity insurance on a "claims made" basis. As professional indemnity claims can be complex and take a number of years to resolve we are required to estimate the ultimate cost of claims.

•    Health Insurance - We chose to self-insure our health benefits for all U.S. based employees for the first time in 2002, although we did purchase stop loss coverage to limit our exposure. We continue to purchase stop loss coverage on an annual basis. We made the decision to self-insure because we believed that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we would incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We engage an actuary who specializes in health insurance to estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we employ the same actuary to estimate the required reserve for unpaid health costs we would need at year-end.

With regard to the year-end reserve, the actuary provides us with a point estimate, which we accrue; additionally, in the first year of this program we accrued a provision for adverse deviation. Analysis of claim expense run-off was performed related to the 2002 and 2003 reserves, which resulted in a decision to credit $679,000 to the income statement in the third quarter of 2004, compared to an adjustment of $780,000 in the third quarter of 2003.

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the 2002, 2003 and 2004 programs are $6,000, $234,000 and $4.1 million, respectively, at December 31, 2004.

The table below sets out certain information related to the cost of this program for the years ended December 31, 2004, 2003 and 2002 ($ in millions):

	2004	2003	2002

Expense to company	$14.5	12.0	12.2
Employee contributions	3.3	3.0	2.5
Adjustment to prior year reserve	(0.7)	(0.8)	—
Total program cost	$17.1	14.2	14.7

•    Workers' Compensation Insurance - Given our belief, based on historical experience, that our workforce  has experienced lower costs than is normal for our industry, we have been self-insured for worker's compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using the various state rates based on job classifications, engaging on an annual basis in the third quarter, an independent actuary who specializes in workers' compensation to estimate our exposure based on actual experience. Given the significant judgmental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. We accrue for the estimated adjustment to revenues for the differences between the actuarial estimate and our reserve on a periodic basis. The credit taken to revenue for the years ended December 31, 2004 and 2003 was $3.6 million and $3.0 million, respectively.

The table below sets out the range and our actual reserve for the last three years ($ in millions):

	Maximum	Minimum	Actual
	Reserve	Reserve	Reserve

December 31, 2004	$6.8	6.2	6.8
December 31, 2003	$6.8	5.3	6.8
December 31, 2002	$6.4	4.9	6.1

Given the uncertain nature of claim reporting and settlement patterns associated with workers' compensation insurance, we have accrued at the higher end of the range.

•    Captive Insurance Company - In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a captive insurance company to provide professional indemnity insurance coverage on a "claims made" basis. In the past, we have utilized the captive insurer in certain of our international operations, but effective March 31, 2004, as part of the renewal of our global professional indemnity insurance program, we expanded the scope of the use of the captive to provide professional indemnity coverage to our entire business. This expansion has increased the level of risk retained by our captive to up to $2.5 million per claim (dependent upon location) and up to $12.5 million in the aggregate.

Professional indemnity insurance claims can be complex and take a number of years to resolve. We are required to estimate the ultimate cost of these claims. This estimate includes specific claim reserves that are developed on the basis of a review of the circumstances of the individual claim, which we update on a periodic basis. In addition, given that the timeframe for these reviews may be lengthy, we also provide a reserve against the current year exposures on the basis of our historic loss ratio. The increase in the level of risk retained by the captive means we would expect that the amount and the volatility of our estimate of reserves will be increased over time.

Our third quarter review of claims for the insurance years prior to March 31, 2004 found that as a result of current adverse claim developments, there was a need to strengthen the claim reserves for certain European claims by $1.6 million, which was charged to operating expense. This strengthening of the claim reserves increased the historic loss ratio that is the basis of the reserve for the current insurance year exposures, as well.

The table below provides details of the year-end reserves, which can relate to multiple years, that we have established as of ($ in millions):

Reserve at Year-End
December 31, 2004	$6.7
December 31, 2003	$2.7
December 31, 2002	$1.7

Items Affecting Comparability

Non-Recurring and Restructuring Charges

We have incurred significant non-recurring and restructuring charges for the years ended December 31, 2004, 2003 and 2002. These charges are made up of the following ($ in millions):

	2004	2003	2002
Non-Recurring & Restructuring Charges

Impairment of E-commerce Investments	$—	—	(0.3)
Land Investment & Development Group Impairment Charges	0.5	—	3.0
Insolvent Insurance Providers	0.1	(0.6)	—
Abandonment of Property Management Accounting System:
Compensation and Benefits	0.6	0.1	—
Operating, Administrative and Other	(3.3)	5.0	—
Merger Related Stock Compensation	—	(2.5)	—

2001 Global Restructuring Program:
Compensation & Benefits	(0.1)	(0.1)	(1.3)
Operating, Administrative & Other	—	—	0.1

2002 Global Restructuring Program:
Compensation & Benefits	(0.2)	(2.1)	12.7
Operating, Administrative & Other	0.5	4.6	0.7

2004 Global Restructuring Program:
Compensation & Benefits	4.5	—	—
Operating, Administrative & Other	—	—	—
Total Non-Recurring & Restructuring Charges	$2.6	4.4	14.9

Net tax benefit for current year charges	$0.7	2.2	5.0
Net tax benefit for prior year charges	—	3.0	1.8
	$0.7	5.2	6.8

See Note 6 to Notes to Consolidated Financial Statements for a detailed discussion of these non-recurring and restructuring items.

LaSalle Investment Management Revenues

Our Money Management business is in part compensated through the receipt of incentive fees where investment performance exceeds agreed benchmark levels. Depending upon performance, these fees can be significant and will generally be recognized when agreed events or milestones are reached. Equity earnings from unconsolidated ventures may also vary substantially from period to period for a variety of reasons, including as a result of: (i) impairment charges, (ii) realized gains on asset dispositions, or (iii) incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year. The comparability of these items can be seen in Note 7 to Notes to Consolidated Financial Statements and is discussed further in Segment Operating Results included herein.

Foreign Currency

We operate in a variety of currencies in over 35 countries, but report our results in U.S. dollars. This means that our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility makes it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations. As an example, the euro, the pound sterling and the Australian dollar, each a currency used in a significant portion of our operations, weakened significantly against the U.S. dollar in 2001 but gradually strengthened over the last nine months of 2002 and has remained strong through 2004. This means that for those businesses located in jurisdictions that utilize these currencies, the reported U.S. dollar revenues and expenses in 2004 demonstrate an apparent growth rate that is not consistent with the real underlying growth rate in the local operations. In order to provide more meaningful period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition and results of operations, we have provided information about the impact of foreign currencies where we believe that it is necessary. In addition, we set out below guidance as to the key currencies in which the Company does business and their significance to reported revenues and operating results. The operating results sourced in U.S. dollars and pounds sterling understate the profitability of the businesses in America and the United Kingdom because they include the locally incurred expenses of our global office in Chicago and the European regional office in London. The revenues and operating income of the global investment management business are allocated to their underlying currency, which means that this analysis may not be consistent with the performance of the geographic IOS segments. In particular, as incentive fees are earned by this business, there may be significant shifts in the geographic mix of revenues and operating income. The following table sets forth revenues and operating income (loss) derived from our most significant currencies ($ in millions, except for exchange rates).

	Pounds		Australian	US
	Sterling	Euro	Dollar	Dollar	Other	Total

Revenues
Q1, 2004	$50.5	43.1	17.6	76.2	33.2	220.6
Q2, 2004	56.2	48.7	23.4	86.9	48.9	264.1
Q3, 2004	59.6	40.7	23.9	101.1	44.6	269.9
Q4, 2004	93.3	58.9	30.0	157.3	72.9	412.4
	$259.6	191.4	94.9	421.5	199.6	1,167.0

Q1, 2003	$37.7	37.3	13.7	69.9	29.3	187.9
Q2, 2003	43.9	37.3	18.7	75.4	38.6	213.9
Q3, 2003	50.7	36.0	19.6	84.8	27.1	218.2
Q4, 2003	64.2	53.8	25.8	130.2	47.9	321.9
	$196.5	164.4	77.8	360.3	142.9	941.9

Operating Income (Loss)
Q1, 2004	$(2.5)	4.4	(1.5)	(5.1)	(2.0)	(6.7)
Q2, 2004	1.6	5.4	2.2	1.8	4.3	15.3
Q3, 2004	4.5	(0.5)	6.2	7.5	3.5	21.2
Q4, 2004	12.8	2.9	0.0	31.5	12.5	59.7
	$16.4	12.2	6.9	35.7	18.3	89.5

Q1, 2003	$(2.6)	3.0	(1.4)	(2.5)	(3.4)	(6.9)
Q2, 2003	(0.4)	0.9	(4.1)	1.4	5.3	3.1
Q3, 2003	4.8	1.2	0.7	8.2	1.2	16.1
Q4, 2003	7.1	3.9	2.4	22.8	5.8	42.0
	$8.9	9.0	(2.4)	29.9	8.9	54.3

Average Exchange Rates (U.S. dollar equivalent of one foreign currency unit)
Q1, 2004	1.842	1.246	0.764	N/A	N/A	N/A
Q2, 2004	1.811	1.206	0.710	N/A	N/A	N/A
Q3, 2004	1.817	1.223	0.710	N/A	N/A	N/A
Q4, 2004	1.891	1.325	0.761	N/A	N/A	N/A

Q1, 2003	1.600	1.075	0.595	N/A	N/A	N/A
Q2, 2003	1.624	1.140	0.644	N/A	N/A	N/A
Q3, 2003	1.617	1.130	0.656	N/A	N/A	N/A
Q4, 2003	1.718	1.202	0.718	N/A	N/A	N/A

New Accounting Standards

Defined Benefit Pension Plan Disclosures
In December 2003, SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132-R"), was issued. SFAS 132-R revises the employers' disclosure requirements regarding defined benefit pension plans contained in the original SFAS 132; it does not change the measurement or recognition of those plans. SFAS 132-R also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of these plans. SFAS 132-R is generally effective for fiscal years ending after December 15, 2003 for U.S. based plans, and applies to non-U.S. based plans for fiscal years ending after June 15, 2004. As our defined benefit pension plans are non-U.S. based plans, the additional disclosures required under SFAS 132-R are required in this annual report for the year ended December 31, 2004.

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

In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46-R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity. FIN 46-R replaces FIN 46. FIN 46-R has had no impact on our consolidated financial statements as of December 31, 2004.

Accounting for "Share-Based" Compensation
SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123-R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued in December 2004. SFAS 123-R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related implementation guidance. SFAS 123-R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

SFAS 123-R eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally has resulted in recognition of no compensation cost. However, SFAS 123-R will require us to recognize expense for the grant-date fair value of stock options and other equity-based compensation issued to employees. That cost will be recognized over the employee's requisite service period.

Employee share purchase plans ("ESPPs") result in recognition of compensation cost if defined as "compensatory," which under SFAS 123-R includes (1) plans that contain a "look-back" feature, or (2) plans that contain a purchase price discount larger than five percent, which SFAS 123-R views as the per-share amount of issuance costs that would have been incurred to raise a significant amount of capital by a public offering.

SFAS 123-R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123-R also will be recognized as of the required effective date. Management has not yet determined the impact that the application of SFAS 123-R will have on our business.

Accounting for General Partner Interests in a Limited Partnership (Proposed)
At its November 17-18, 2004 meeting, the Emerging Issues Task Force ("EITF") reached a tentative conclusion on a framework for assessing when a sole general partner should consolidate its investment in a limited partnership. The proposed framework and proposed effective date and transition provisions are included in proposed EITF Issue No. 04-5, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights" ("EITF 04-5").  If EITF 04-5 is approved as currently drafted, it could result in the consolidation of limited partnerships currently accounted for on the equity method, which would result in a material increase in the amount of assets and liabilities reported in our Consolidated Balance Sheet. Management has not yet determined the impact that the proposed EITF would have on our business.

Market and Other Risk Factors

Market Risk

The principal market risks (namely, the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

•	Interest rates on our multi-currency credit facility; and
•	Foreign exchange risks

In the normal course of business, we manage these risks through a variety of strategies, including the use of hedging transactions using various derivative financial instruments such as foreign currency forward contracts. We do not enter into derivative transactions for trading or speculative purposes.

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the $325 million revolving multi-currency credit facility due in 2007 that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the revolving credit facility were $91.0 million during 2004, and the effective interest rate on that facility was 3.5%. As of December 31, 2004, we had $40.6 million outstanding under the revolving credit facility. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in the years ended December 31, 2004 and 2003, and we had no such agreements outstanding at December 31, 2004.

The effective interest rate on our debt was 6.3% in 2004, compared to 8.2% in 2003. The decrease in the effective interest rate is due to a change in the mix of our average borrowings being less heavily weighted towards the higher coupon Euro Notes, as the Euro Notes were redeemed in June 2004. Overall, the continued strong cash flow of the company is being used to reduce borrowings at higher market interest rates.

A 50 basis point increase in the effective interest rate on the revolving credit facility would have increased our net interest expense by $455,000 in 2004 and $135,000 in 2003, mostly due to higher average borrowings under the revolving credit facility in 2004 compared to 2003.

Foreign Exchange

Our revenues outside of the United States totaled 64% of our total revenues in 2004 and 62% in 2003. Operating in international markets means that we are exposed to movements in these foreign exchange rates, primarily the British pound (22% of 2004 revenues and 21% of 2003 revenues) and the euro (16% of 2004 revenues and 17% of 2003 revenues). Changes in these foreign exchange rates would have the largest impact on translating the results of our international operations into U.S. dollars.

The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our translation exposure to the British pound. A 10% change in the average exchange rate for the British pound in 2004 and in 2003 would have impacted our pretax net operating income by approximately $150,000 and $900,000, respectively.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At December 31, 2004, we had forward exchange contracts in effect with a gross notional value of $290.8 million ($263.5 million on a net basis) with a market and carrying gain of $0.7 million.

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

Results of Operations

Reclassifications

Beginning in December 2004, we reclassified ‘equity in earnings from unconsolidated ventures’ from ‘revenue’ to a separate line on the consolidated statement of earnings after ‘interest and other costs’ and before ‘income before provision for income taxes’. For segment reporting we continue to show ‘equity in earnings from unconsolidated ventures’ within ‘revenue’ since it is a very integral part of our Investment Management segment.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

We operate in a variety of currencies, but report our results in U.S. dollars, which means that our reported results may be positively or negatively impacted by the volatility of those currencies against the U.S. dollar. This volatility means that the reported U.S. dollar revenues and expenses in 2004, as compared to 2003, demonstrate an apparent growth rate that may not be consistent with the real underlying growth rate in the local operations. In order to provide more meaningful year-to-year comparisons of the reported results, we have included the table below which details the movements in certain reported U.S. dollar lines of the Consolidated Statement of Earnings ($ in millions) (nm=not meaningful).

	2004	2003	Increase (Decrease)	% Change in U.S. Dollars	% Change in Local Currency

Total revenue	$1,167.0	$941.9	$225.1	23.9%	17.2%
Compensation & benefits	761.4	612.4	149.0	24.3%	17.7%
Operating, administrative & other	280.0	234.0	46.0	19.7%	13.0%
Depreciation & amortization	33.4	36.9	(3.5)	(9.5%)	(14.3%)
Non-recurring	2.6	4.4	(1.8)	(40.9%)	(49.0%)
Total operating expenses	1,077.4	887.7	189.7	21.4%	14.6%
Operating income	$89.5	$54.2	$35.3	65.1%	69.6%

Revenue

The 17.2% local currency increase in revenues in 2004 reflects strong revenue performance across all of our business segments. See below for additional discussion of our segment operating results. The revenue growth resulted from a strong increase in transaction activity across the Investor and Occupier Services businesses of leasing and capital markets, driven by continued economic and business improvement worldwide as well as investor demand for real estate as an asset category. This investor demand also increased opportunities for LaSalle Investment Management, our Money Management business, to realize value for clients. LaSalle Investment Management generated incentive fees, as well as significant equity earnings where the firm has co-invested alongside clients, as we continued to deliver investment performance exceeding client targeted returns.

Operating Expenses

The increase in U.S. dollar operating expenses in 2004 reflects the general strengthening of our key currencies against the U.S. dollar. Excluding the impact of movements in foreign currency exchange rates, the increase is primarily due to compensation and benefits as a result of the stronger year-over-year revenue and profit performance. Compensation and benefits increased from 2003 by 17.7%, in local currencies. Operating, administrative and other expenses also increased 13.0% for the year in local currencies as revenue-generation-related costs supported the increased business activity.

The non-recurring and restructuring charges for 2004 included a charge recorded by our Europe IOS business in the fourth quarter for $4.5 million, primarily related to severance in Germany and northern European markets, where new restructuring efforts have been initiated to realign resources in the region away from underperforming sectors and further consolidate the German business in light of continuing difficult economic conditions. Also included is a credit of $4.3 million for cash received as part of the settlement of litigation related to the 2003 abandonment of a property management system in our Australian business. The $4.3 million of cash received is the first installment of a total settlement amount of $7.1 million, with the remaining amounts to be received in installments in 2005. Each of these future installments will be recorded as a credit to non-recurring and restructuring expense when the cash is received. Partially offsetting the $4.3 million credit is approximately $1.5 million of charges related to legal expense and other costs, and severance. Also included in non-recurring and restructuring charges was a net charge of $0.5 million for impairment of investments made by the closed residential land business and a net charge of $0.3 million related to excess lease space as a result of the 2002 restructuring program.

In 2003, $5.1 million of non-recurring and restructuring charges related to the abandonment of the property management accounting system and $4.4 million related to excess leased space. Partially offsetting these charges was the reversal of a reserve of $2.5 million for potential social tax liabilities originally established with regard to compensation connected with the merger with Jones Lang Wootton. In addition, the combination of new client wins and expanded assignments for existing clients in the Americas IOS business resulted in a permanent reevaluation of planned headcount reductions, resulting in the reversal of certain reserves established as part of the 2002 global restructuring program. See Note 6 to Notes to Consolidated Financial Statements for a further discussion of non-recurring and restructuring charges.

Operating Income

Operating income increased 65.1% in 2004 compared to 2003, as revenue increased $225.1 million while operating expenses increased $189.7 million. The increase in operating margin resulted from Operating, administrative and other costs increasing at a lower rate than revenues when compared to the prior year (19.7% compared to 23.9%), and we also incurred approximately $1.8 million less in non-recurring and restructuring charges in 2004.

Interest and Other Costs

Total interest and other costs increased $3.0 million to $20.9 million in 2004 from $17.9 million in 2003. The expense of $20.9 million includes $11.6 million for the premium paid for the early redemption of the Euro Notes ("Euro Notes") in June 2004 and associated accelerated debt issuance costs. Interest expense, net of interest income decreased $8.6 million reflecting the continued pay-down of debt and the early redemption of the Euro Notes. Net debt as of December 31, 2004 was $28.8 million, a $119.5 million reduction from the prior year.

Provision for Income Taxes

The provision for income taxes was $21.9 million in 2004 as compared to $8.3 million in 2003. The increase in the tax provision is primarily due to increased business performance, offset by a decreased effective tax rate in 2004 as compared to 2003. The current-year tax expense of $21.9 million reflects a 25.4% effective tax rate for 2004. The prior-year tax expense of $8.3 million included a one-time credit of $3.0 million from the reversal of a reserve from an e-commerce investment write-down. The 2004 effective tax rate is more favorable than what was ultimately achieved for 2003 reflecting continued disciplined management of the global tax position.

On an operational basis, excluding non-recurring and restructuring charges which are separately tax-effected, we achieved a 25.4% effective tax rate in 2004 as compared to a rate of 27.7% in 2003. The decrease in our effective tax rate is primarily due to effective tax planning to (i) reduce the impact of losses in jurisdictions where we cannot recognize tax benefits, (ii) reduce the incidence of double taxation of earnings and other tax inefficiencies and (iii) planning steps to reduce the effective rate of taxation on international earnings. The 2003 effective tax rate of 27.7% excludes a one-time tax benefit of $3.0 million. The tax benefit related to certain costs incurred in restructuring actions taken in 2001 that were not originally thought to be deductible for tax purposes; however as a result of subsequent actions, these costs are now considered deductible. Including this one-time tax benefit, we achieved an effective tax rate of 18.6% in 2003.

See Note 11 to Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

Net Income

Net income of $64.2 million for 2004 represented an increase of 78% over the prior year's net income of $36.1 million. For comparison purposes, the 2004 results included non-recurring and restructuring charges of $2.6 million, while 2003 included charges of $4.4 million. The 2004 results also included an expense of $11.6 million associated with the early redemption of the Euro Notes.

Segment Operating Results

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe, and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "implementation services") and property management, facilities management services; project and development management services (collectively "management services").

We have not allocated non-recurring and restructuring charges to the business segments for segment reporting purposes and therefore these costs are not included in the discussions below. Also, for segment reporting we continue to show equity earnings from unconsolidated ventures within our revenue line, especially since it is a very integral part of our Investment Management segment.

Investor and Occupier Services

Americas

	2004	2003	Increase (Decrease)	% Change

Revenue	$371.2	$313.5	$57.7	18.4%
Operating expense	317.7	275.7	42.0	15.2%
Operating income	$53.5	$37.8	$15.7	41.5%

The improved revenue performance in our Americas region can be attributed to the favorable execution of core businesses, which together with performance of strategic investments in New York, resulted in strength across all business lines. Revenues increased 18% compared to the prior year. Revenue from transactions, reported as implementation services, was the main driver of the growth, increasing 32% when compared to 2003. The revenue performance of our New York business confirmed the effectiveness of the strategic investments the firm has made in that market, first in 2002 for an expanded markets team and then in 2004 for expanded project and development capabilities by acquiring Quartararo & Associates, a 40-person consultative project management firm. New York revenues were up 88% year to date. The Occupier Services business, marketed as Corporate Solutions, which generates over 51% of the Americas' revenue, continued its strength into 2004 by posting revenue gains of 9% over the prior year. The non-U.S. businesses in the region, namely Canada, Mexico, and South America, had increased revenue in excess of 85% over the prior year. The Americas Hotels business, benefiting from a strong world wide trading market in the hotel asset class, continued its strong performance, ending the full year with revenues more than doubling from last year.

Total operating expenses, excluding non-recurring and restructuring charges, increased 15.2% in 2004 over 2003. Increases were mainly due to an increase in incentive compensation expense, which was the result of the region's improved revenue and profit performance. Operating income for the year was $53.5 million compared to $37.8 million in 2003.

In the third quarter of 2004, the Americas' commitment to its people strategies was validated, as the firm was named 15th in Chicago magazine's listing of the 25 Best Places to Work.

Europe
				% Change
			% Change	in Local
2004	2003	Increase (Decrease)	in U.S. dollars	Currency

Revenue	$442.6	$351.1	$91.5	26.1%	14.2%
Operating expense	424.4	338.1	86.3	25.5%	13.9%
Operating income	$18.2	$13.0	$5.2	40.0%	21.3%

The European region continued the positive revenue momentum started in mid-2004 through the remainder of the year. In U.S. dollars, revenue for the full year increased 26%. In local currencies, revenue for the full year increased 14%. The main increase in revenue was seen in transaction activities reported as implementation services, which increased 33% in U.S. dollars. Increasing activity in the leasing markets in France and England, together with strong capital markets performance, contributed to this growth. The growth markets of Russia, Italy, Spain and Central Europe, locations where significant additional resources have been invested in the last two years, continued to see strong growth.

Total operating expenses, excluding non-recurring and restructuring charges increased 26% in U.S. dollars and 14% in local currency compared to 2003. The most significant component of the increase was increased incentive compensation, which was the result of the region's improved revenue and profit performance. Operating income of $18.2 million for the year increased from $13.0 million in 2003.

Asia Pacific
				% Change
			% Change	in Local
2004	2003	Increase (Decrease)	in U.S. dollars	Currency

Revenue	$221.3	$172.7	$48.6	28.1%	20.6%
Operating expense	215.3	175.4	39.9	22.7%	15.2%
Operating income (loss)	$6.0	$(2.7)	$8.7	nm	nm

Performance for our Asia Pacific region confirmed the commitment the firm has made to that portion of our business over the past five years, with revenue increasing 28.1% in U.S. dollars for the full year. In local currencies, revenue increased 20.6% in 2004. The growth was driven primarily by transaction activity, reported as implementation services, which increased by 36% in U.S. dollars in 2004. The growth markets of Japan, China and India finished the year strong, with increases in revenue, in aggregate, of approximately 74% in local currencies for 2004. The core market of Hong Kong also had strong revenue growth, reflecting improved sentiment in the local economy overall and resulting in increased transaction activity levels maximized by the firm's leading market position. Our Asian Hotels business had strong performance, particularly in the core market of Australia, where revenues increased over 73% in local currency compared to 2003.

Total operating expenses, excluding non-recurring and restructuring charges, increased 22.7% in U.S dollars and 15.2% in local currencies compared to 2003. The increases were driven by increases in incentive compensation expense, reflecting the region's improved revenue and profit performance as well as continued investment in people and technology in the growth markets of China, India and Japan. With a very strong fourth quarter and operating income of $7.8 million, operating income for the full year was $6.0 million, a significant improvement over the prior year's operating loss of $2.7 million.

Investment Management
				% Change
			% Change	in Local
2004	2003	Increase (Decrease)	in U.S. dollars	Currency

Revenue	$133.4	$105.3	$28.1	26.7%	19.6%
Equity earnings	17.0	8.0	9.0	112.5%	113.9%
Total revenue	150.4	113.3	37.1	32.7%	25.9%
Operating expense	118.6	94.9	23.7	25.0%	18.5%
Operating income	$31.8	$18.4	$13.4	72.8%	64.0%

Investment Management revenues increased 32.7% in U.S. dollars and 25.9% in local currencies in 2004. The business continued to emphasize growth in the annuity revenues of advisory fees, which increased 9% in U.S. dollars in 2004. These increases were realized through expansion of our retail alliances, the launch of our second fund in Asia, and the introduction of our new core open end fund in the United States. Further enhancing the profit potential of the business and driving the revenue increases for the year were incentive fees from investment performance and equity earnings from firm co-investments made alongside our clients, demonstrating support for our investment advice. During the fourth quarter, the sale of an asset in one of our funds triggered a large incentive fee, as the fund already had exceeded its base return level to investors. The favorable impact of this sale, together with the strength of the real estate capital markets which in turn has led to higher than originally targeted investment returns in other clients' accounts, increased incentive fees to $20.0 million for 2004 as compared to the prior year of $4.7 million. This level of incentive fees is above ordinary levels, as this fund is currently expected to significantly outperform the fund's return targets. Also, strong asset sale performance throughout the year has resulted in equity earnings of $17.0 million in 2004 as compared to $8.0 million in 2003.

Total operating expenses have increased 25% in U.S. dollars and 19% in local currencies, compared to 2003. The increase is driven primarily by compensation and benefits, reflecting both team-share bonuses from incentive performance as well as the strong profit performance of the overall business. Another contributing factor is an increase in acquisition staff to deploy the increased commitments to funds under management.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

We operate in a variety of currencies, but report our results in U.S. dollars, which means that our reported results may be positively or negatively impacted by the volatility of those currencies against the U.S. dollar. This volatility means that the reported U.S. dollar revenues and expenses in 2003, as compared to 2002, demonstrate an apparent growth rate that may not be consistent with the real underlying growth rate in the local operations. In order to provide more meaningful period-to-period comparisons of the reported results, we have included the below table which details the movements in certain reported U.S. dollar lines of the Consolidated Statement of Earnings ($ in millions) (nm = not meaningful).

				% Change
			% Change	in Local
2003	2002	Increase (Decrease)	in U.S. dollars	Currency

Total revenue	$941.9	$860.0	$81.9	9.5%	2.0%
Compensation & benefits	612.4	543.0	69.4	12.8%	5.2%
Operating, administrative & other	234.0	212.9	21.1	9.9%	1.9%
Depreciation & amortization	36.9	37.1	(0.2)	(0.5%)	(6.3%)
Non-recurring	4.4	14.9	(10.5)	nm	nm
Total operating expenses	887.7	807.9	79.8	9.9%	2.5%
Operating income	$54.2	$52.1	$2.1	4.0%	12.2%

Revenue

The 2.0% local currency increase in revenues in 2003 reflected strong revenue performance in our Americas and Asia Pacific IOS businesses as modest economic recoveries started to restore client activity, offset by weakness in Europe IOS as the economic slowdown continued during that year. See below for additional discussion of our segment operating results.

Operating Expenses

The increase in U.S. dollar operating expenses in 2003 reflected the general strengthening of our key currencies against the U.S. dollar. Excluding the impact of movements in foreign currency exchange rates, the increase primarily related to compensation and benefits, which was a result of positive operational performance in certain markets, investments in people in growth markets and to maintain market position in core markets, and an increase in payroll/social taxes as governments (particularly in Europe) sought to raise their revenues to lower budget deficits. The improved revenue performance in Americas resulted in increased incentive compensation in 2003 when compared to 2002. The increase also included salary and related payroll and social taxes as we implemented a strategic growth plan in our North Asia business and supported new fund activities and products in our Investment Management business through increased staffing.

We continued our successful efforts to control operating, administrative and other costs, which were up only 1.9% in local currency terms. The 1.9% increase in local currency terms also includes the impact of increases in costs that are not entirely under our control, such as the $3.0 million increase in insurance cost we experienced in 2003, which reflected the continuing market tightening of cost and availability. Finally, operating, administrative and other expense in 2002 benefited from a credit of $2.0 million relating to the reversal of a specific bad debt reserve originally established in 1995.

The non-recurring expense for 2003 included a charge of $5.1 million related to the abandonment of a property management accounting system that was in the process of being implemented in Australia, and a charge of $4.4 million for excess leased space where we have decided to utilize our existing space rather than relocating to new space as originally intended. Partially offsetting these charges was the reversal of a reserve of $2.5 million for potential social tax liabilities originally established with regard to compensation connected with the merger with Jones Lang Wootton. In addition, the combination of new client wins and expanded assignments for existing clients in the Americas IOS business has resulted in a permanent reevaluation of planned headcount reductions such that we reversed certain reserves established in 2002 for the global restructuring program. Non-recurring expense in 2002 included $12.7 million related to the compensation and benefits expense of a reduction in force, approximately $0.5 million for the future lease cost of excess space and $3.0 million of impairment charges related to investments made by business exited in 2001. See Note 6 to Notes to Consolidated Financial Statements for a further discussion of non-recurring items.

Operating Income

The increase in operating income in 2003 was due to the fact that 2002 included $14.9 million in non-recurring expense compared with $4.4 million in 2003. Excluding this expense, operating income is slightly lower than when compared to 2002, due mostly to compensation and benefits expense increasing at a higher percentage from prior year than total revenue (12.8% compared to 9.5%).

Interest Expense

Interest expense, net of interest income, increased $0.9 million to $17.9 million in 2003 from $17.0 million in 2002. This increase was primarily the result of the impact of the strengthening euro on the U.S. dollar value of reported interest expense on the Euro Notes.

Provision for Income Taxes

The provision for income taxes was $8.3 million in 2003 as compared to $11.0 million in 2002. The decrease in the tax provision was primarily due to a decreased effective tax rate in 2003 as compared to 2002.

On an operational basis, excluding non-recurring and restructuring charges which are separately tax-effected, we achieved a 27.7% effective tax rate in 2003 as compared to a rate of 34% in 2002. The decrease in our effective tax rate was primarily due to effective tax planning to (i) reduce the impact of losses in jurisdictions where we cannot recognize tax benefits, (ii) reduce the incidence of double taxation of earnings and other tax inefficiencies and (iii) planning steps to reduce the effective rate of taxation on international earnings. The 2003 effective tax rate of 27.7% excluded a one-time tax benefit of $3.0 million, and the 2002 effective tax rate of 34% excluded a one-time tax benefit of $1.8 million. In both situations these tax benefits related to certain costs incurred in restructuring actions taken in 2001 that were not originally thought to be deductible for tax purposes; however as a result of subsequent actions, these costs are now considered deductible. Including these one-time tax benefits, we achieved an effective tax rate of 18.6% in 2003 and 29.3% in 2002.

See Note 11 to Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

Net Income

Net income before the extraordinary item and cumulative change in accounting principle increased to $36.1 million in 2003 from $25.9 million in 2002. Including the extraordinary gain on the acquisition of minority interest (a net benefit of $341,000) and the cumulative change in accounting principle related to the adoption of SFAS 142 (a net benefit of $846,000), our net income for 2002 was $27.1 million.

Segment Operating Results

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe, and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing; capital markets and valuation services (collectively "implementation services"); and property management, facilities management services, project and development management services (collectively "management services").

We have not allocated non-recurring and restructuring charges to the business segments for segment reporting purposes and therefore these costs are not included in the discussions below. Also, for segment reporting we continue to show equity earnings from unconsolidated ventures within our revenue line, especially since it is a very integral part of our Investment Management segment.

Investor and Occupier Services

Americas

	2003	2002	Increase (Decrease)	% change

Revenue	313.5	290.9	22.6	7.8%
Operating expense	275.7	258.9	16.8	6.5%
Operating income	37.8	32.0	5.8	18.1%

The American market began to experience recovery in 2003. Results in most business lines improved when compared to 2002, the exception being our New York operations where economic conditions in the leasing market impacted our results.

Overall, we improved our market position in the New York market and are well-positioned to benefit from any increased activity. Highlighting the increase in revenues was our Project and Development Services unit which expanded several multi-site engagements and also increased the level of its privatization services, which provide public and private transaction and advisory services to public institutions. A significant contribution was also made by our Tenant Representation unit, which experienced increased transaction flow with strategic alliance clients, as well as by the strong performance of our Hotels business.

The increase in operating expense in 2003 primarily related to incentive compensation and other business and revenue generation related costs matching increased business activity. Also contributing to the increase in expenses was an investment in headcount that was made to improve our position in the Canadian market. A focus on maintaining the quality of our client base, together with aggressive management of our accounts receivable, resulted in a reduction of bad debt expense of $1.1 million. The rising cost of health insurance prompted us to begin self-insuring our health benefits in the Americas in 2002, which allowed us to stabilize this cost through 2003.

Europe

				% Change
			% Change	in Local
2003	2002	Increase (Decrease)	in U.S. dollars	Currency

Revenue	$351.1	$317.8	$33.3	10.5%	(3.3%)
Operating expense	338.1	300.0	38.1	12.7%	(1.1%)
Operating income	$13.0	$17.8	$(4.8)	(27.0%)	(38.5%)

Europe Results

We began to first see the full impact of challenging economic conditions on our revenues in Europe in the second half of 2002. These economic conditions continued into 2003, although on a country by country basis we have seen a mix of positives offsetting negatives. The core European markets of Germany, France, Belgium and Holland experienced continued revenue declines throughout 2003. Partially offsetting these declines were continued positive revenue performances throughout 2003 in the growth markets of Italy, Spain, Portugal, Sweden and Central Europe. The England market began to show signs of recovery with positive revenue performance in the fourth quarter. In addition, the European Hotels business performed strongly, and achieved record revenue levels in 2003, helped by several large transactions. The most significant impact on revenues was the continuing decline of leasing revenues, which in local currency terms were down 15% year-over-year. The Capital Markets business, particularly cross border, remained stable, supported by the low interest rate environment and strong appetite for real estate as an investment option.

At this stage in the economic cycle, we were protecting our market position, particularly in leasing, since there was limited capacity to flex our cost structure, especially with regard to compensation cost. These costs were flat in local currency terms year-over-year as restructuring savings offset statutory salary increases as well as increased social taxes. Operating and administrative costs were down in local currency terms year-on-year, reflecting discipline and focus across the business in controlling costs in a difficult economic environment.

Asia Pacific

				% Change
			% Change	in Local
2003	2002	Increase (Decrease)	in U.S. dollars	Currency

Revenue	$172.7	$145.4	$27.3	18.8%	9.3%
Operating expense	175.4	145.6	29.8	20.5%	12.2%
Operating loss	$(2.7)	$(0.2)	$(2.5)	nm	nm

Revenue performance in Asia Pacific was positive, but was held back by economic conditions in certain markets and the impact of SARS on the first nine months of the year. Showing signs of recovery, our Hong Kong business experienced a strong finish to the year. Our North Asia business continued a trend of positive performance, especially in the growth markets of Japan, Korea and China. Our India business, benefiting from the growth market of that country, recorded its first profitable year on revenues that grew more than $2.8 million, a 120% increase over last year as we saw global corporate clients invest in this market.

Because of the importance of Asia Pacific to our global corporate clients, we have invested in headcount related costs to maintain service levels in key markets, particularly North Asia and India. This investment will continue as we seek to capitalize on the potential of these growing markets. We have also been required to invest to maintain our market position in core markets such as Australia.

Investment Management

				% Change
			% Change	in Local
2003	2002	Increase (Decrease)	in U.S. dollars	Currency

Revenue	$105.3	$106.4	$(1.1)	(1.0%)	(6.2%)
Equity earnings	8.0	2.6	5.4	207.7%	213.0%
Total revenue	113.3	109.0	4.3	3.9%	(1.3%)
Operating expense	94.9	89.0	5.9	6.6%	0.7%
Operating income	$18.4	$20.0	$(1.6)	(8.0%)	(10.3%)

The decrease in revenues for our Investment Management business in local currency terms can be attributed to the timing of incentive fees, as 2002 included a large incentive fee related to the performance of an investment portfolio in which we have a co-investment. There were no similarly sized incentive fees in 2003. Partially offsetting the timing difference was an increase in equity earnings as market conditions and the increased demand for higher quality institutional real estate prompted us to accelerate the pace of dispositions in order to respond to capital market trends and lock in gains for ourselves and on behalf of our clients. In addition, advisory fees increased 12% as we continued to perform against our goal of improving the advisory fee base of this business. Revenue in the American markets was in line with 2002. We continued with expansion initiatives in Canada, which closed its first fund in 2003. Europe continued to feel the impact of economic difficulties in continental Europe (particularly Germany) which resulted in us recording an impairment charge of $4.1 million to equity earnings, representing our equity share of an impairment charge against individual assets held by funds in this region. Asia Pacific continued to see growth in 2003 with the first separate account mandate in this region and development of additional fund products that we expect to crystallize in 2004.

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

Consolidated Cash Flows

Cash Flows From Operating Activities

During 2004, cash flows provided by operating activities totaled $161.5 million compared to $110.0 million in 2003. The cash flows from operating earnings can be further divided into cash generated from operations of $120.0 million (compared to $100.0 million in 2003) and cash generated from balance sheet movements, primarily working capital, of $41.4 million (compared to $10.0 million provided in 2003). The increase in cash flows generated from operations of $20.0 million reflected continued improved business performance in 2004. The increase in cash flows from changes in working capital of $31.4 million is primarily because of an increase in the level of accrued compensation recorded at December 31, 2004 partially offset by an increase in receivables.

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

Cash Flows Used in Investing Activities

We used $27.6 million in investing activities in 2004, which was an increase in cash used of $12.3 million from the $15.3 million used in 2003. This increase is primarily due to increases over 2003 in net capital additions and cash used in other acquisitions and investments. Our net return from co-investment was largely consistent with the prior year, as significant increases in capital contributions to real estate ventures from the prior year were offset by significant increases in distributions from such co-investments over the same period. Market conditions and demand for higher quality institutional real estate in 2004 caused us to continue efforts begun in 2003 to accelerate the pace of dispositions to respond to capital market trends and lock in gains on behalf of ourselves and our clients.

We used $15.3 million in investing activities in 2003, which was a reduction in cash used of $11.0 million from the $26.3 million used in 2002. This reduction is primarily due to a change from net capital contributions to real estate ventures in 2002 to net distributions from such co-investments in 2003. Market conditions and the increased demand for higher quality institutional real estate in 2003 prompted us to accelerate the pace of dispositions in order to respond to capital market trends and lock in gains on behalf of ourselves and our clients.

Cash Flows Used in Financing Activities

We used $166.9 million in financing activities in 2004 compared with $45.3 million and $38.8 million used in 2003 and 2002, respectively. The significant increase in cash used in financing activities in 2004 was driven by the June 2004 redemption of our Euro Notes. Cash provided by borrowings under our credit facilities partially offset the cash used in redemption of the Euro Notes. We also increased the level of repurchases of shares of our common stock in 2004, which was partially offset by issuances of common stock under option plans and stock purchase plans.

Liquidity and Capital Resources

Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. On April 13, 2004, we renegotiated our unsecured revolving credit facility agreement, increasing the facility from $225 million to $325 million and extending the term to 2007 from its previous maturity in 2006. There are currently fourteen participating banks in our revolving credit facility. Pricing on this facility ranges from LIBOR plus 100 basis points to LIBOR plus 225 basis points dependent upon our leverage ratio. Our current pricing on the revolving credit facility is LIBOR plus 125 basis points; the pricing will decrease to LIBOR plus 100 basis points on March 30, 2005. This amended facility will continue to be utilized for working capital needs, investments and acquisitions.

On June 15, 2004, we utilized the revolving credit facility to redeem all of the outstanding Euro Notes at a redemption price of 104.50% of principal. We incurred pre-tax expense of $11.6 million, which includes the premiums paid ($9.0 million) to redeem the Euro Notes and the acceleration of debt issuance cost amortization ($2.5 million). The redemption of the Euro Notes provided savings of approximately $6.1 million in 2004, as the credit facility's pricing was favorable compared to the Euro Notes, which carried a 9% interest rate.

As of December 31, 2004, we had $40.6 million outstanding under the revolving credit facility. The average borrowing rate on the revolving credit agreement and the Euro Notes was 6.3% in 2004 versus 8.2% in 2003. We also had short-term borrowings (including capital lease obligations) of $18.3 million outstanding at December 31, 2004. The short-term borrowings are primarily borrowings by subsidiaries on various interest-bearing overdraft facilities. As of December 31, 2004, $10.8 million of the total short-term borrowings were attributable to local overdraft facilities.

Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility. In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to repay its borrowing on an overdraft facility. The guarantees typically have one-year or two-year maturities. We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to recognize and measure the provisions of guarantees. The guarantees of the revolving credit facility and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $38.6 million, of which $10.8 million was outstanding as of December 31, 2004. We have provided guarantees of $28.5 million related to the local overdraft facilities, as well as guarantees related to the $325 million revolving credit facility, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries' third-party debt.

With respect to the amended revolving credit facility, we must maintain a consolidated net worth of at least $392 million and a leverage ratio not exceeding 3.25 to 1. We must also maintain a minimum interest coverage ratio of 2.5 to 1. As part of the renegotiation of the revolving credit facility in 2004, the leverage ratio was revised to provide more flexibility, and we eliminated the fixed coverage ratio that existed in the previous agreement. We are in compliance with all covenants at December 31, 2004. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment as well as capital expenditures. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used during 2004 or 2003 and none were outstanding as of December 31, 2004.

We believe that the revolving credit facility, together with local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures, co-investment activity and share repurchases.

With respect to our co-investment activity, we had total investments and loans of $73.6 million as of December 31, 2004 in approximately 20 separate property or fund co-investments. Within this $73.6 million, loans of $4.9 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008. With respect to certain co-investment indebtedness, we also had repayment guarantees outstanding at December 31, 2004 of $0.7 million.

LaSalle Investment Company ("LIC"), our investment vehicle for substantially all new co-investments has, and will continue to, invest in certain real estate ventures that own and operate commercial real estate. Our capital commitment to LIC is euro 150 million. Through December 31, 2004, we have funded euro 43.4 million. Therefore, we have a remaining unfunded commitment of euro 106.6 million ($144.5 million) as of December 31, 2004. We have an effective 47.85% ownership interest in LIC; primarily institutional investors hold the remaining 52.15% interest in LIC. In addition, a non-executive Director of Jones Lang LaSalle is an investor in LIC on equivalent terms to other investors. Our investment in LIC is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements. At December 31, 2004, LIC has unfunded capital commitments of $120.1 million, of which our 47.85% share is $57.5 million, for future fundings of co-investments. We expect that LIC will draw down on our commitment over the next five to seven years as it enters into new commitments. LIC is a series of four parallel limited partnerships and is intended to be our co-investment vehicle for substantially all new co-investments. Additionally, our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investment products. Approvals are handled consistently with those of the Firm's co-investment capital. The purpose of this is to accelerate capital raising and growth in assets under management.

For the year ended December 31, 2004, we received a net $3.4 million as the return of capital from co-investments exceeded funded co-investments, even as performance on capital in the form of equity earnings exceeded operating distributions, increasing investments in and loans to real estate ventures by $2.2 million to $73.6 million. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2005 is anticipated to be between $25 and $35 million (planned co-investment less return of capital from liquidated co-investments).

In the third quarter of 2003, LIC entered into a euro 35 million ($47.4 million) revolving credit facility (the "LIC Facility") principally for its working capital needs. The LIC Facility was increased during September 2004 to euro 50 million ($67.8 million), and then to euro 75 million ($101.7 million) during December 2004. The LIC Facility contains a credit rating trigger (related to the credit rating of one of LIC's investors who is unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the LIC Facility would be in default and would need to be repaid. This would require us to fund our pro-rata share of the then outstanding balance on the LIC Facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC Facility were fully drawn, would be euro 35.9 million ($48.6 million). As of December 31, 2004, LIC had euro 10.3 million ($14.0 million) of outstanding borrowings on the LIC Facility.

At September 30, 2004, LIC had euro 36.2 million ($45.0 million) of outstanding borrowings on the LIC Facility. Certain of these outstanding borrowings were related to bridge financing of a seed portfolio in anticipation of a new fund launch. Due to the ownership structure of LIC, we recorded $18.0 million of these outstanding borrowings in the short-term borrowings and investments in and loans to real estate ventures lines of our Consolidated Balance Sheet at September 30, 2004. Due to the closing of this new fund during the fourth quarter of 2004, the borrowings were repaid, and as such, these $18.0 million amounts were not recorded in our Consolidated Balance Sheet at December 31, 2004.

Since October 2002, our Board of Directors has approved three share repurchase programs. Each succeeding program has replaced the prior repurchase program, such that the program approved on November 29, 2004 is the only repurchase program in effect as of December 31, 2004. We are authorized under each of the programs to repurchase a specified number of shares of our outstanding common stock in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under the firm's existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. The following table details the activities for each of our approved share repurchase programs:

	Shares	Shares Repurchased
	Approved for	through
Repurchase Plan Approval Date	Repurchase	December 31, 2004

October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	100,000
		2,300,000

We repurchased 1,600,000 shares in 2004 at an average price of $28.78 per share.  See Item 5. Market for Registrant's Common Equity and Related Shareholder Matters for additional information regarding share repurchases throughout 2004.

Capital expenditures for 2004 were $31.5 million, up from $20.5 million in 2003, primarily for ongoing improvements to computer hardware and information systems. Capital expenditures are anticipated to be between $30 and $35 million for 2005, primarily for ongoing improvements to computer hardware and information systems.

We have obligations and commitments to make future payments under contracts in the normal course of business. These include:

•  Future minimum lease payments, as follows, due in each of the next five years ended December 31 and thereafter ($ in thousands):

	Operating	Capital
	Leases	Leases

2005	$55,931	428
2006	48,714	219
2007	40,459	69
2008	31,756	52
2009	14,683	49
Thereafter	27,968	27
	$219,511	844

As of December 31, 2004, we have reserves related to excess lease space of $6.3 million, which were identified as part of our restructuring in 2001 and 2002. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2004 was $4.1 million.

•   Interest and principal payments on outstanding borrowings against our $325 million revolving credit facility fluctuate based on our level of borrowing needs. There is no set repayment schedule with respect to the revolving credit facility; however, this facility expires in April 2007.

Contractual Obligations

Following is a table summarizing our minimum contractual obligations as of December 31, 2004 ($ in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
Long-term debt obligations	$40.6	—	40.6	—	—
Capital lease obligations	0.8	0.4	0.3	0.1	—
Operating lease obligations	219.5	55.9	89.2	46.4	28.0
Purchase obligations	28.2	12.5	12.8	2.9	—
Total	$289.1	68.8	142.9	49.4	28.0

As of December 31, 2004, we had $40.6 million outstanding under our revolving credit facility, which expires in 2007. Because the pricing on the revolving credit facility is at variable rates, any potential interest related to borrowings under the facility is excluded from this contractual obligations table. Our lease obligations include operating leases of office space in various buildings for our own use, as well as the use of equipment under both operating and capital lease arrangements. Our other purchase obligations are related to various information technology servicing agreements, telephone communications, and other administrative support functions.

In the Notes to Consolidated Financial Statements, see Note 9 for additional information on long-term debt obligations, and see Note 10 for additional information on lease obligations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information regarding market risk is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market and Other Risk Factors" and is incorporated by reference herein.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of December 31, 2004, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Jones Lang LaSalle Incorporated Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm, KPMG LLP, on Consolidated Financial Statements
and Financial Statement Schedule	41
Report of Independent Registered Public Accounting Firm, KPMG LLP, on Internal Control Over Financial Reporting	42
Consolidated Balance Sheets as of December 31, 2004 and 2003	43
Consolidated Statements of Earnings For the Years Ended December 31, 2004, 2003 and 2002	44
Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2004, 2003 and 2002	45-47
Consolidated Statements of Cash Flows For the Years Ended December 31, 2004, 2003 and 2002	48
Notes to Consolidated Financial Statements	49-74
Quarterly Results of Operations (Unaudited)	75

Schedules Supporting the Consolidated Financial Statements:

II - Valuation and Qualifying Accounts	78

All other schedules have been omitted since the required information is presented in the financial statements and related notes or is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Jones Lang LaSalle Incorporated:

We have audited the consolidated financial statements of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jones Lang LaSalle Incorporated and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jones Lang LaSalle Incorporated:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Jones Lang LaSalle Incorporated and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jones Lang LaSalle Incorporated and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Jones Lang LaSalle Incorporated and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Jones Lang LaSalle Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Jones Lang LaSalle Incorporated and subsidiaries, and the related financial statement schedule, as listed in the accompanying index, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP
Chicago, Illinois
March 11, 2005

JONES LANG LASALLE INCORPORATED

Consolidated Balance Sheets
December 31, 2004 and 2003
($ in thousands, except share data)

Assets	2004	2003
Current assets:

Cash and cash equivalents	$30,143	63,105
Trade receivables, net of allowances of $6,660 and $4,790
in 2004 and 2003, respectively	328,876	253,126
Notes receivable	2,911	3,698
Other receivables	11,432	8,317
Prepaid expenses	22,279	18,866
Deferred tax assets	28,427	18,097
Other assets	12,189	7,731
Total current assets	436,257	372,940

Property and equipment, at cost, less accumulated depreciation of
$163,667 and $140,520 in 2004 and 2003, respectively	75,531	71,621
Goodwill, with indefinite useful lives, at cost, less accumulated
amortization of $38,390 and $38,169 in 2004 and 2003, respectively	343,314	334,154
Identified intangibles, with definite useful lives, at cost, less accumulated
amortization of $41,242 and $35,196 in 2004 and 2003, respectively	8,350	13,454
Investments in and loans to real estate ventures	73,570	71,335
Long-term receivables, net	16,179	13,007
Prepaid pension asset	2,253	11,920
Deferred tax assets	43,202	43,252
Debt issuance costs, net	1,704	4,113
Other assets, net	12,017	7,144
	$1,012,377	942,940

Liabilities and Stockholders' Equity
Current liabilities:

Accounts payable and accrued liabilities	$130,489	96,466
Accrued compensation	244,659	161,438
Short-term borrowings	18,326	3,592
Deferred tax liabilities	262	2,623
Deferred income	16,106	4,567
Other liabilities	17,221	16,726
Total current liabilities	427,063	285,412
Long-term liabilities:
Credit facilities	40,585	—
9% Senior Euro Notes, due 2007	—	207,816
Deferred tax liabilities	671	761
Deferred compensation	8,948	4,709
Minimum pension liability	3,040	—
Other	24,090	13,251
Total liabilities	504,397	511,949

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized;
33,243,527 and 31,762,077 shares issued and outstanding as of
December 31, 2004 and December 31, 2003, respectively	332	318
Additional paid-in capital	575,862	519,438
Deferred stock compensation	(34,064)	(21,649)
Retained earnings (deficit)	4,896	(59,346)
Stock held by subsidiary	(58,898)	(12,846)
Stock held in trust	(530)	(460)
Accumulated other comprehensive income	20,382	5,536
Total stockholders' equity	507,980	430,991
	$1,012,377	942,940

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Earnings
Years Ended December 31, 2004, 2003 and 2002
($ in thousands, except share data)

	2004	2003	2002

Revenue:

Fee based services	$1,145,456	924,694	846,933
Other income	21,502	17,200	13,057
Total revenue	1,166,958	941,894	859,990

Operating expenses:

Compensation and benefits, excluding non-recurring and
restructuring charges	761,425	612,354	543,003
Operating, administrative and other, excluding
non-recurring and restructuring charges	279,994	234,000	212,877
Depreciation and amortization	33,381	36,944	37,125
Non-recurring and restructuring charges:
Compensation and benefits	4,874	(4,633)	11,438
Operating, administrative and other	(2,237)	8,994	3,433
Total operating expenses	1,077,437	887,659	807,876

Operating income	89,521	54,235	52,114

Interest expense, net of interest income	9,292	17,861	17,024
Loss on extinguishment of Euro Notes	11,561	—	—
Total interest and other costs	20,853	17,861	17,024

Equity in earnings from unconsolidated ventures	17,447	7,951	2,581

Income before provision for income taxes and minority interest	86,115	44,325	37,671
Net provision for income taxes	21,873	8,260	11,037
Minority interest in earnings of subsidiaries	—	—	711

Net income before extraordinary item and cumulative
effect of change in accounting principle	64,242	36,065	25,923
Extraordinary gain on the acquisition of minority
interest, net of tax	—	—	341
Cumulative effect of change in accounting principle	—	—	846
Net income	$64,242	36,065	27,110

Other comprehensive income, net of tax:
Minimum pension liability	(10,872)	—	—
Foreign currency translation adjustments	25,718	15,319	9,847
Comprehensive income	$79,088	51,384	36,957
Basic earnings per common share before extraordinary item
and cumulative effect of change in accounting principle	$2.08	1.17	0.85
Extraordinary gain on the acquisition of minority
interest, net of tax	—	—	0.01
Cumulative effect of change in accounting principle	—	—	0.03
Basic earnings per common share	$2.08	1.17	0.89
Basic weighted average shares outstanding	30,887,868	30,951,563	30,486,842

Diluted earnings per common share before extraordinary item
and cumulative effect of change in accounting principle	$1.96	1.12	0.81
Extraordinary gain on the acquisition of minority
interest, net of tax	—	—	0.01
Cumulative effect of change in accounting principle	—	—	0.03
Diluted earnings per common share	$1.96	1.12	0.85

Diluted weighted average shares outstanding	32,845,281	32,226,306	31,854,397

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2004, 2003 and 2002
($ in thousands, except share data)

								Accu-
								mulated
							Shares	Other
				Deferred		Stock	Held in	Compre-
			Additional	Stock	Retained	Held by	Trust	hensive
	Common Stock		Paid-In	Compen-	Earnings	Subsi-	and	Income
	Shares	Amount	Capital	sation	(Deficit)	diary	Other	(Loss)	Total

Balances at
December 31, 2001	30,183,450	$302	463,926	(6,038)	(122,521)	—	(1,658)	(19,630)	$314,381

Net income	—	—	—	—	27,110	—	—	—	27,110

Shares issued in connection
with stock option plan	150,943	2	2,656	—	—	—	—	—	2,658

Restricted stock:
Shares granted	—	—	9,077	(9,077)	—	—	—	—	—
Amortization of granted shares	—	—	—	2,516	—	—	—	—	2,516
Reduction in restricted stock
grants outstanding	—	—	(808)	808	—	—	—	—	—

Stock purchase programs:
Shares issued	166,304	2	2,674	—	—	—	—	—	2,676
Shares repurchased for
payment of taxes	(6,718)	—	(121)	—	—	—	—	—	(121)

Stock compensation programs:
Shares granted	—	—	11,416	(11,416)	—	—	—	—	—
Amortization of granted shares	—	—	—	5,886	—	—	—	(2)	5,884
Shares issued	563,443	5	9,392	—	—	—	—	—	9,397
Shares repurchased for
payment of taxes	(161,089)	(2)	(3,929)	—	—	—	—	—	(3,931)

Distribution of shares
held in trust	—	—	—	—	—	—	1,198	—	1,198
Shares held by subsidiary	—	—	—	—	—	(4,659)	—	—	(4,659)

Cumulative effect of foreign currency
translation adjustments	—	—	—	—	—	—	—	9,849	9,849

Balances at
December 31, 2002	30,896,333	$309	494,283	(17,321)	(95,411)	(4,659)	(460)	(9,783)	$366,958

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Stockholders' Equity - Continued
For the Years Ended December 31, 2004, 2003 and 2002
($ in thousands, except share data)

								Accu-
								mulated
							Shares	Other
				Deferred		Stock	Held in	Compre-
			Additional	Stock	Retained	Held by	Trust	hensive
	Common Stock		Paid-In	Compen-	Earnings	Subsi-	and	Income
	Shares	Amount	Capital	sation	(Deficit)	diary	Other	(Loss)	Total

Balances at
December 31, 2002	30,896,333	$309	494,283	(17,321)	(95,411)	(4,659)	(460)	(9,783)	$366,958

Net income	—	—	—	—	36,065	—	—	—	36,065

Shares issued in connection
with stock option plan	202,903	2	2,978	—	—	—	—	—	2,980

Restricted stock:
Shares granted	—	—	6,431	(6,431)	—	—	—	—	—
Amortization of granted shares	—	—	—	4,285	—	—	—	—	4,285
Shares issued	218,983	2	(2)	—	—	—	—	—	—
Shares repurchased for
payment of taxes	(67,309)	(1)	(1,020)	—	—	—	—	—	(1,021)
Reduction in restricted
stock grants outstanding	—	—	(1,367)	1,367	—	—	—	—	—

Stock purchase programs:
Shares issued	196,008	2	2,687	—	—	—	—	—	2,689

Stock compensation programs:
Shares granted	—	—	14,357	(14,357)	—	—	—	—	—
Amortization of granted shares	—	—	—	9,768	—	—	—	—	9,768
Reduction in stock compensation
grants outstanding	—	—	(1,040)	1,040	—	—	—	—	—
Shares issued	457,242	5	4,397	—	—	—	—	—	4,402
Shares repurchased for
payment of taxes	(142,083)	(1)	(2,266)	—	—	—	—	—	(2,267)

Shares held by subsidiary	—	—	—	—	—	(8,187)	—	—	(8,187)

Cumulative effect of foreign currency
translation adjustments	—	—	—	—	—	—	—	15,319	15,319

Balances at
December 31, 2003	31,762,077	$318	519,438	(21,649)	(59,346)	(12,846)	(460)	5,536	$430,991

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Stockholders' Equity - Continued
For the Years Ended December 31, 2004, 2003 and 2002
($ in thousands, except share data)

								Accu-
								mulated
							Shares	Other
				Deferred		Stock	Held in	Compre-
			Additional	Stock	Retained	Held by	Trust	hensive
	Common Stock		Paid-In	Compen-	Earnings	Subsi-	and	Income
	Shares	Amount	Capital	sation	(Deficit)	diary	Other	(Loss)	Total

Balances at
December 31, 2003	31,762,077	$318	519,438	(21,649)	(59,346)	(12,846)	(460)	5,536	$430,991

Net income	—	—	—	—	64,242	—	—	—	64,242

Shares issued in connection
with stock option plan	945,114	9	22,282	—	—	—	—	—	22,291

Restricted stock:
Shares granted	—	—	11,496	(11,496)	—	—	—	—	—
Amortization of granted shares	—	—	—	5,399	—	—	—	—	5,399
Shares issued	48,333	—	—	—	—	—	—	—	—
Shares repurchased for
payment of taxes	(17,294)	—	(546)	—	—	—	—	—	(546)
Reduction in restricted
stock grants outstanding	—	—	(683)	683	—	—	—	—	—

Stock purchase programs:
Shares issued	184,405	2	3,636	—	—	—	—	—	3,638

Stock compensation programs:
Shares granted	—	—	22,770	(22,770)	—	—	—	—	—
Amortization of granted shares	—	—	—	14,252	—	—	—	—	14,252
Reduction in stock compensation
grants outstanding	—	—	(1,517)	1,517	—	—	—	—	—
Shares issued	432,180	4	2,645	—	—	—	—	—	2,649
Shares repurchased for
payment of taxes	(130,839)	(1)	(3,659)	—	—	—	—	—	(3,660)

Shares held in trust	19,551	—	—	—	—	—	(300)	—	(300)
Distribution of shares
held in trust	—	—	—	—	—	—	230	—	230
Shares held by subsidiary	—	—	—	—	—	(46,052)	—	—	(46,052)

Minimum pension liability	—	—	—	—	—	—	—	(10,872)	(10,872)
Cumulative effect of foreign currency
translation adjustments	—	—	—	—	—	—	—	25,718	25,718

Balances at
December 31, 2004	33,243,527	$332	575,862	(34,064)	4,896	(58,898)	(530)	20,382	$507,980

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002
($ in thousands)

	2004	2003	2002

Cash flows from operating activities:
Cash flows from earnings:
Net income	$64,242	36,065	27,110
Reconciliation of net income to net cash provided by earnings:
Cumulative effect of change in accounting principle	—	—	(846)
Minority interest	—	—	711
Depreciation and amortization	33,136	36,944	37,125
Equity in earnings from unconsolidated ventures	(17,447)	(7,951)	(2,581)
Operating distributions from real estate ventures	11,234	11,428	4,981
Provision for loss on receivables and other assets	4,266	6,243	3,529
Stock compensation expense	—	—	139
Amortization of deferred compensation	22,161	15,841	11,931
Amortization of debt issuance costs	2,446	1,457	1,303
Net cash provided by earnings	120,038	100,027	83,402

Cash flows from changes in working capital:
Receivables	(82,364)	(27,287)	(9,142)
Prepaid expenses and other assets	(13,722)	(4,233)	4,196
Deferred tax assets and income tax refund receivable	(13,285)	(11,910)	(9,467)
Accounts payable, accrued liabilities and accrued compensation	150,811	53,448	(620)
Net cash flows from changes in working capital	41,440	10,018	(15,033)
Net cash provided by operating activities	161,478	110,045	68,369

Cash flows used in investing activities:
Net capital additions—property and equipment	(28,160)	(18,597)	(16,790)
Other acquisitions and investments, net of cash acquired and
transaction costs	(2,810)	(1,100)	(287)
Investments in real estate ventures:
Capital contributions and advances to real estate ventures	(35,148)	(7,320)	(30,010)
Distributions, repayments of advances and sale of investments	38,553	11,735	20,747
Net cash used in investing activities	(27,565)	(15,282)	(26,340)

Cash flows used in financing activities:
Proceeds from borrowings under credit facilities	528,947	292,834	414,223
Repayments of borrowings under credit facilities	(473,628)	(332,244)	(448,461)
Redemption of Euro Notes, net of costs	(203,209)	—	—
Shares repurchased for payment of taxes on stock awards	(4,210)	(3,288)	(4,052)
Shares repurchased under share repurchase program	(46,052)	(8,187)	(4,659)
Common stock issued under stock option plan and stock
purchase programs	31,277	5,573	4,128
Net cash used in financing activities	(166,875)	(45,312)	(38,821)

Net (decrease) increase in cash and cash equivalents	(32,962)	49,451	3,208
Cash and cash equivalents, January 1	63,105	13,654	10,446
Cash and cash equivalents, December 31	$30,143	63,105	13,654

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,682	19,386	18,475
Taxes, net of refunds	16,180	11,926	14,144

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements

(1)  Organization

Jones Lang LaSalle Incorporated ("Jones Lang LaSalle", which may be referred to as we, us, our, the Company or the Firm) was incorporated in 1997. We are the global leader in real estate services and money management. We serve our clients' real estate needs locally, regionally and globally from offices in over 100 markets in over 35 countries on five continents, with approximately 19,300 employees, including approximately 9,700 directly reimbursable property maintenance employees. We believe that our combination of local market presence and global reach differentiates our firm from other real estate service providers.

Our full range of services includes: agency leasing; property management; project and development services; valuations; capital markets; buying and selling properties; corporate finance; hotel advisory; space acquisition and disposition (tenant representation; facilities management (corporate property services); strategic consulting; and outsourcing. We provide money management on a global basis for both public and private assets through LaSalle Investment Management. Our services are enhanced by our integrated global business model, industry leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand.

We have grown by expanding both our client base and the range of our services and products, as well as through a series of strategic acquisitions and a merger. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single source provider of solutions for our clients' full range of real estate needs. We solidified this network of services around the globe through the merger of the businesses of the Jones Lang Wootton companies ("JLW") (founded in 1783) with those of LaSalle Partners Incorporated ("LaSalle Partners") (founded in 1968) effective March 11, 1999.

(2)  Summary of Significant Accounting Policies

Principles of Consolidation

Our financial statements include the accounts of Jones Lang LaSalle and its majority-owned-and-controlled subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates over which we exercise significant influence, but not control, are accounted for by the equity method. Under this method we maintain an investment account, which is increased by contributions made and our share of net income of the unconsolidated affiliates, and decreased by distributions received and our share of net losses of the unconsolidated affiliates. Our share of each unconsolidated affiliate’s net income or loss, including gains and losses from capital transactions, is reflected in our statement of earnings as "equity in earnings from unconsolidated ventures." Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method. Under the cost method our investment account is increased by contributions made and decreased by distributions representing return of capital. Distributions of income are reflected in our statement of earnings in "equity in earnings from unconsolidated ventures."

See Note 8 for additional information on accounting for investments in real estate ventures under the equity method and cost method.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

Beginning in December 2002, pursuant to Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket’ Expenses Incurred" ("EITF 01-14"), we have reclassified reimbursements received for out-of-pocket expenses to revenues in the income statement, as opposed to being shown as a reduction of expenses. These out-of-pocket expenses amounted to $8.1 million and $5.4 million for the years ended December 31, 2004 and 2003, respectively.

Beginning in December 2002, we have reclassified as revenue our recovery of indirect costs related to our management services business, as opposed to being classified as a reduction of expenses in the income statement. This recovery of indirect costs for the years ended December 31, 2004 and 2003 totaled $29.6 million and $37.8 million, respectively.

Beginning in December 2004, we reclassified ‘Equity in earnings from unconsolidated ventures’ from ‘Total revenue’ to a separate line on the consolidated statement of earnings after ‘Operating income’. This change has the effect of reducing the amount of ‘Total revenue’ and ‘Operating income’ originally reported by the amounts of those equity earnings. However, for segment reporting purposes, we continue to reflect ‘Equity in earnings from unconsolidated ventures’ within ‘Total revenue’. See Note 7 for ‘Equity earnings (losses)’ reflected within revenues for the Americas and Investment Management segments, as well as discussion of how the Chief Operating Decision Maker measures segment results with equity earnings from unconsolidated ventures included in segment revenues.

The following table lists total revenue and expenses as originally reported in the annual report for the years ended December 31, 2003 and 2002, and lists the reclassifications as discussed above, as well as the reclassified amounts ($ in thousands):

	2003	2002

Total revenue:
As originally reported	$949,845	840,429
Reclassifications:
Out-of-pocket expenses	N/A	1,350
Indirect costs	N/A	20,792
Equity in earnings from unconsolidated ventures	(7,951)	(2,581)
As reclassified	941,894	859,990

Total operating expenses:
As originally reported	887,659	785,734
Reclassifications:
Out-of-pocket expenses	N/A	1,350
Indirect costs	N/A	20,792
As reclassified	887,659	807,876
Operating income	$54,235	52,114

Revenue Recognition

The United States Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB 104, provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. Additionally, EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), provides guidance on the application of generally accepted accounting principles to revenue transactions with multiple deliverables.

In Item 1. Business, we describe the services that we provide. We recognize revenue from these services as advisory and management fees, transaction commissions and project and development management fees. We recognize advisory and management fees related to property management services, valuation services, corporate property services, strategic consulting and money management as income in the period in which we perform the related services. We recognize transaction commissions related to agency leasing services, capital markets services and tenant representation services as income when we provide the related service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies have been satisfied. Project and development management fees are recognized applying the "percentage of completion" method of accounting. We use the efforts expended method to determine the extent of progress towards completion.

Certain contractual arrangements for services provide for the delivery of multiple services. We evaluate revenue recognition for each service to be rendered under these arrangements using criteria set forth in EITF 00-21. For services that meet the separability criteria, revenue is recognized separately. For services that do not meet those criteria, revenue is recognized on a combined basis.

Reimbursable expenses -
We follow the guidance of EITF 01-14, "Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket' Expenses Incurred," when accounting for reimbursements received. Accordingly, we have recorded these reimbursements as revenues in the income statement, as opposed to being shown as a reduction of expenses.

In certain of our businesses, primarily those involving management services, we are reimbursed by our clients for expenses incurred on their behalf. The treatment of reimbursable expenses for financial reporting purposes is based upon the fee structure of the underlying contracts. We follow the guidance of EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), when accounting for reimbursable personnel and other costs. A contract that provides a fixed fee billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such, is reported on a gross basis. When accounting on a gross basis, our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client.

We will account for the contract on a net basis when the fee structure is comprised of at least two distinct elements, namely:

•	A fixed management fee, and
•	A separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client.

When accounting on a net basis, we include the fixed management fee in reported revenues and net the reimbursement against expenses. We base this accounting on the following factors which define us as an agent rather than a principal:

(i)
The property owner, with ultimate approval rights relating to the employment and compensation of onsite personnel, and bearing all of the economic costs of such personnel, is determined to be the primary obligor in the arrangement;

(ii)	Reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter;
(iii)
Because the property owner is contractually obligated to fund all operating costs of the property from existing cash flow or direct funding to its building operating account, Jones Lang LaSalle bears little or no credit risk under the terms of the management contract; and

(iv)	Jones Lang LaSalle generally earns no margin in the reimbursement aspect of the arrangement, obtaining reimbursement only for actual costs incurred.

Most of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated approximately $430 million, $385 million and $360 million in 2004, 2003 and 2002, respectively. This treatment has no impact on operating income, net income or cash flows.

Accounts Receivable

Pursuant to contractual arrangements, accounts receivable includes unbilled amounts of $75.4 million and $60.5 million at December 31, 2004 and 2003, respectively.

We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience combined with a careful review of current developments and a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables. These reserves are then reviewed on a quarterly basis by regional and global management to ensure they are appropriate. As part of this review, we develop a range of potential reserves on a consistent formulaic basis. We would normally expect that the allowance would fall within this range. See the Summary of Critical Accounting Policies and Estimates section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on our Allowance for Uncollectible Accounts Receivable.

Property and Equipment

We apply Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), to recognize and measure impairment of property and equipment owned or under capital lease. We review property and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in either 2004 or 2003.

We calculate depreciation and amortization on property and equipment for financial reporting purposes primarily by using the straight-line method based on the estimated useful lives of our assets. The following table shows the gross value of each asset category at December 31, 2004 and 2003, respectively, as well as the standard depreciable life for each asset category ($ in thousands):

	December 31,	December 31,	Depreciable
Category	2004	2003	Life

Furniture, fixtures and equipment	$44.0	$39.5	5 to 10 years
Computer equipment and software	140.6	119.7	2 to 7 years
Leasehold Improvements	44.7	43.2	1 to 10 years
Automobiles	7.3	8.8	4 to 5 years

Accounting for Business Combinations, Goodwill and Other Intangible Assets

We have historically grown through a series of acquisitions and one substantial merger. As a result of this activity, and consistent with the services nature of the businesses we acquired, the largest assets on our balance sheet are intangibles resulting from business acquisitions and the JLW merger. Historically we amortized these intangibles over their estimated useful lives (generally eight to forty years). Beginning January 1, 2002, pursuant to the issuance of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we ceased the amortization of intangibles with indefinite useful lives, which have a net book value of $343.3 million at December 31, 2004. We will continue to amortize intangibles with definite useful lives, which primarily represent the value placed on management contracts that are acquired as part of our acquisition of another business.

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groupings in Europe IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit's carrying value. The result of the 2004 and 2003 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in either year.

See Note 15 for additional information on accounting for business combinations, goodwill and other intangible assets.

Investments in Real Estate Ventures

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We apply the provisions of FASB Interpretation No. 46 (revised 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46-R"), AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" ("SOP 78-9"), Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"), and EITF Topic No. D-46, "Accounting for Limited Partnership Investments" ("EITF D-46") when accounting for these interests. The application of FIN 46-R, SOP 78-9, APB 18 and EITF D-46 generally results in accounting for these interests under the equity method in the accompanying Consolidated Financial Statements due to the nature of our non-controlling ownership.

We apply the provisions of APB 18, SEC Staff Accounting Bulletin Topic 5-M, "Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities" ("SAB 59"), and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments.

We review investments in real estate ventures on a quarterly basis for an indication of whether the carrying value of the real estate assets underlying our investments in ventures may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the underlying assets. When an "other than temporary" impairment has been identified related to a real estate asset underlying one of our investments in ventures, a discounted cash flow approach is used to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period.

See Note 8 for additional information on investments in real estate ventures.

Debt Issuance Costs

Costs incurred in connection with the issuance of debt are capitalized and amortized over the periods to which the underlying debt is outstanding. Amortization expense related to debt issuance costs, included as interest expense, was $1.1 million, $1.5 million and $1.3 million in 2004, 2003 and 2002, respectively.

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between (1) the financial statement carrying amounts of existing assets and liabilities and (2) their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize in income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date.

See Note 11 for additional information on income taxes.

Stock-based Compensation

The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan ("SAIP") provides for the granting of options to purchase a specified number of shares of common stock and for other stock awards to eligible employees of Jones Lang LaSalle. Additionally, we award restricted stock units of our common stock to certain employees and members of our Board of Directors under the SAIP, and have plans under which eligible employees have the opportunity to purchase shares of our common stock at a 15% discount.

We account for our stock option and stock compensation plans under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). These provisions allow entities to continue to apply the intrinsic value-based method under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and provide disclosure of pro forma net income and net income per share as if the fair value-based method, defined in SFAS 123 as amended, had been applied. We have elected to apply the provisions of APB 25 in accounting for stock options and other stock awards, and accordingly, recognize no compensation expense for stock options granted at the market value of our common stock on the date of grant.

We have recognized other stock awards (including various grants of restricted stock units and offerings of discounted stock purchases under employee stock purchase plans), which we granted at prices below the market value of our common stock on the date of grant, as compensation expense over the vesting period of those awards pursuant to APB 25.

See Note 13 for additional information on stock-based compensation.

Accounting for Self-insurance Programs

In our Americas business, and in common with many other American companies, we have chosen to retain certain risks regarding health insurance and workers’ compensation rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future developments. We engage the services of an independent actuary on an annual basis to assist us in quantifying our potential exposure. Additionally, we supplement our traditional global insurance program by the use of a captive insurance company to provide professional indemnity insurance on a "claims made" basis. As professional indemnity claims can be complex and take a number of years to resolve, we are required to estimate the ultimate cost of claims.

•  Health Insurance - We chose to self-insure our health benefits for all U.S. based employees for the first time in 2002, although we did purchase stop loss coverage to limit our exposure. We continue to purchase stop loss coverage on an annual basis. We made the decision to self-insure because we believed that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we would incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We engage an actuary who specializes in health insurance to estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we employ the same actuary to estimate the required reserve for unpaid health costs we would need at year-end. With regard to the year-end reserve, the actuary provides us with a point estimate, which we accrue; additionally, in the first year of this program we accrued a provision for adverse deviation. Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded.

•  Workers’ Compensation Insurance - Given our belief, based on historical experience, that our workforce  has experienced lower costs than is normal for our industry, we have been self-insured for worker’s compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using the various state rates based on job classifications, engaging on an annual basis in the third quarter, an independent actuary who specializes in workers' compensation to estimate our exposure based on actual experience. Given the significant judgmental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. We accrue for the estimated adjustment to revenues for the differences between the actuarial estimate and our reserve on a periodic basis.

•  Captive Insurance Company - In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a captive insurance company to provide professional indemnity insurance coverage on a "claims made" basis. In the past, we have utilized the captive insurer in certain of our international operations, but effective March 31, 2004, as part of the renewal of our global professional indemnity insurance program, we expanded the scope of the use of the captive to provide professional indemnity coverage to our entire business.

Professional indemnity insurance claims can be complex and take a number of years to resolve. We are required to estimate the ultimate cost of these claims. This estimate includes specific claim reserves that are developed on the basis of a review of the circumstances of the individual claim, which we update on a periodic basis. In addition, given that the timeframe for these reviews may be lengthy, we also provide a reserve against the current year exposures on the basis of our historic loss ratio. The increase in the level of risk retained by the captive means we would expect that the amount and the volatility of our estimate of reserves will be increased over time.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, receivables, accounts payable, notes payable and foreign currency exchange contracts. The estimated fair value of cash and cash equivalents, receivables and payables approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of our revolving credit facility and short-term borrowings approximates their carrying value due to their variable interest rate terms. The fair values of forward foreign exchange contracts are estimated to be $0.7 million as of December 31, 2004, determined by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date.

Derivatives and Hedging Activities

We apply FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by FASB Statement No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities", when accounting for derivatives and hedging activities.

As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage foreign currency risk. At December 31, 2004, we had forward exchange contracts in effect with a gross notional value of $290.8 million ($263.5 million on a net basis) and a market and carrying gain of $0.7 million.

In the past we have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We did not use any interest rate swap agreements in 2004 or in 2003, and there were no such agreements outstanding as of December 31, 2004.

We require that hedging derivative instruments be effective in reducing the exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting treatment. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with changes in unrealized gains or losses recognized currently in earnings.

We hedge any foreign currency exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on our earnings of the unrealized gain on foreign currency contracts, offset by the loss resulting from remeasurement of foreign currency transactions, for 2004 and 2003 was not significant.

In connection with a previous investment in an unconsolidated real estate venture, we were granted certain residual "Common Share Purchase Rights" giving us the ability to purchase shares in a publicly traded real estate investment trust at a fixed price. These rights, which extended through April 2008, were a non-hedging derivative instrument and should have been recorded at fair value as part of the adoption of SFAS 133 effective January 1, 2001, with subsequent changes in fair value reflected in equity earnings. The initial accounting for these common share purchase rights through June 30, 2003 was not in accordance with the rules of SFAS 133 due to an inadvertent error resulting from the complexity of this unique derivative. The fair value of these common share purchase rights was recorded as a gain in equity in earnings from unconsolidated ventures in the third quarter of 2003. We determined fair value through the use of the Black-Scholes option pricing model. The fair value of these rights at December 31, 2003 was $1.4 million, which we included in the investments in unconsolidated real estate ventures on the Consolidated Balance Sheet. During the first quarter of 2004, market conditions became favorable for us to begin disposing of these common share purchase rights, and we made the disposition during the first and second quarters of 2004. We no longer hold any such rights, and we do not own any other instruments of this nature.

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

Statement of Cash Flows

Cash and cash equivalents include demand deposits and investments in United States Treasury instruments (generally held as available for sale) with maturities of three months or less. The combined carrying value of such investments (approximating market value) was $42.0 million at December 31, 2003, as we held such investments in anticipation of redeeming the Euro Notes in June 2004. There were no such investments included in cash and cash equivalents at December 31, 2004. Total cash and cash equivalents decreased from $63.1 million at December 31, 2003 to $30.1 million at December 31, 2004 as a result of the redemption of Euro Notes and the use of cash to reduce debt outstanding in 2004.

The effects of foreign currency translation on cash balances are reflected in cash flows from operating activities on the Consolidated Statement of Cash Flows.

Cash Held for Others

We control certain cash and cash equivalents as agents for our investment and property management clients. We do not include such amounts in our consolidated financial statements.

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

See Note 16 for additional information on commitments and contingencies.

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

For the years ended December 31, 2004, 2003 and 2002, respectively, we did not include in the weighted average shares outstanding the 2,300,000, 700,000 or 300,000 shares that had been repurchased as of the end of each of those years and which are held by one of our subsidiaries. See Note 5 for additional information on share repurchases.

The following table details the calculation of diluted average shares outstanding ($ in thousands, except share data) for each of the three years ended December 31.

	2004	2003	2002

Net income	$64,242	36,065	27,110
Basic weighted average shares outstanding	30,887,868	30,951,563	30,486,842

Basic earnings per common share	$2.08	1.17	0.89

Diluted net income	$64,242	36,065	27,110

Basic weighted average shares outstanding	30,887,868	30,951,563	30,486,842
Dilutive impact of common stock equivalents:
Outstanding stock options	451,865	230,001	354,125
Unvested stock compensation programs	1,505,548	1,044,742	1,013,430

Dilutive weighted average shares outstanding	32,845,281	32,226,306	31,854,397
Dilutive earnings per common share	$1.96	1.12	0.85

New Accounting Standards

Defined Benefit Pension Plan Disclosures

In December 2003, FASB Statement No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132-R"), was issued. SFAS 132-R revises the employers' disclosure requirements regarding defined benefit pension plans contained in the original FASB Statement No. 132; it does not change the measurement or recognition of those plans. SFAS 132-R also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of these plans. SFAS 132-R is generally effective for fiscal years ending after December 15, 2003 for U.S. based plans, and applies to non-U.S. based plans for fiscal years ending after June 15, 2004. As our defined benefit pension plans are non-U.S. based plans, the additional disclosures required under SFAS 132-R are required in this annual report for the year ended December 31, 2004.

See Note 12 for our defined benefit plan disclosures.

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

In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46-R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity. FIN 46-R replaces FIN 46. FIN 46-R has had no impact on our consolidated financial statements as of December 31, 2004.

Accounting for "Share-Based" Compensation
SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123-R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued in December 2004. SFAS 123-R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related implementation guidance. SFAS 123-R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

SFAS 123-R eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally has resulted in recognition of no compensation cost. However, SFAS 123-R will require us to recognize expense for the grant-date fair value of stock options and other equity-based compensation issued to employees. That cost will be recognized over the employee's requisite service period.

Employee share purchase plans ("ESPPs") result in recognition of compensation cost if defined as "compensatory," which under SFAS 123-R includes (1) plans that contain a "look-back" feature, or (2) plans that contain a purchase price discount larger than five percent, which SFAS 123-R views as the per-share amount of issuance costs that would have been incurred to raise a significant amount of capital by a public offering.

SFAS 123-R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123-R also will be recognized as of the required effective date. Management has not yet determined the impact that the application of SFAS 123-R will have on our business.

Accounting for General Partner Interests in a Limited Partnership (Proposed)
At its November 17-18, 2004 meeting, the Emerging Issues Task Force ("EITF") reached a tentative conclusion on a framework for assessing when a sole general partner should consolidate its investment in a limited partnership. The proposed framework and proposed effective date and transition provisions are included in proposed EITF Issue No. 04-5, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights" ("EITF 04-5"). If EITF 04-5 is approved as currently drafted, it could result in the consolidation of limited partnerships currently accounted for on the equity method, which would result in a material increase in the amount of assets and liabilities reported in our Consolidated Balance Sheet. Management has not yet determined the impact that the proposed EITF would have on our business.

(3)  Acquisitions

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

2004 Americas IOS Acquisitions

The Americas IOS business completed two acquisitions during 2004. As a result of these acquisitions, as of December 31, 2004 we have:

•	Paid purchase consideration of $0.5 million;
•	Recorded liabilities for future purchase consideration of $2.3 million;
•	Recorded $2.2 million of goodwill with indefinite useful lives; and
•	Recorded $0.6 million of intangibles with definite useful lives, which represents the value of contracts acquired as part of the business acquisition.

The acquisitions include certain earn-out and retention provisions that may ultimately impact the actual amounts that will be paid.

See Note 15 for additional information on accounting for business combinations, goodwill and other intangible assets.

(4)  Disposition

Effective December 31, 1996, we sold our Construction Management business and certain related assets to a former member of management for a $9.1 million note. The note, which is secured by the current and future assets of the business, is due December 31, 2006 and bears interest at rates of 6.8% to 10.0%, with interest payments due annually. Annual principal repayments began in January 1998. The outstanding principal balance of this loan as of December 31, 2004 is $4.4 million. The payments due under the terms of this note are current.

Under the terms of the Asset Purchase Agreement, Jones Lang LaSalle has the option to repurchase, at the then current market value, up to 49.9% of the ownership in the Construction Management business on the earlier of the December 31, 2006 or the prepayment of the note receivable. The choice to exercise the repurchase option belongs solely to Jones Lang LaSalle.

(5)  Share Repurchases

Since October 2002, our Board of Directors has approved three share repurchase programs. Each succeeding program has replaced the prior repurchase program, such that the program approved on November 29, 2004 is the only repurchase program in effect as of December 31, 2004. We are authorized under each of the programs to repurchase a specified number of shares of our outstanding common stock in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under the firm's existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. The following table details the activities for each of our approved share repurchase programs:

	Shares	Shares Repurchased
	Approved for	through
Repurchase Plan Approval Date	Repurchase	December 31, 2004

October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	100,000
		2,300,000

We repurchased 1,600,000 shares in 2004 at an average price of $28.78 per share. See Item 5. Market for Registrant's Common Equity and Related Shareholder Matters for additional information regarding share repurchases throughout 2004.

(6)  Non-Recurring and Restructuring Charges

For the years ended December 31, 2004, 2003 and 2002, non-recurring and restructuring charges totaled $2.6 million, $4.4 million, and $14.9 million, respectively. These charges and associated tax benefits are made up of the following ($ in millions):

Non-Recurring & Restructuring Charges	2004	2003	2002

Impairment of E-commerce Investments	$—	—	(0.3)
Land Investment & Development Group Impairment Charges	0.5	—	3.0
Insolvent Insurance Providers	0.1	(0.6)	—
Abandonment of Property Management Accounting System:
Compensation and Benefits	0.6	0.1	—
Operating, Administrative and Other	(3.3)	5.0	—

Merger Related Stock Compensation	—	(2.5)	—

2001 Restructuring Program:
Compensation & Benefits	(0.1)	(0.1)	(1.3)
Operating, Administrative & Other	—	—	0.1

2002 Restructuring Program:
Compensation & Benefits	(0.2)	(2.1)	12.7
Operating, Administrative & Other	0.5	4.6	0.7

2004 Restructuring Program:
Compensation & Benefits	4.5	—	—
Operating, Administrative & Other	—	—	—
Total Non-Recurring & Restructuring Charges	$2.6	4.4	14.9

Net tax benefit for current year charges	$0.7	2.2	5.0
Net tax benefit for prior year charges	—	3.0	1.8
	$0.7	5.2	6.8

E-Commerce Investment

In 2001, we reviewed our e-commerce investments on an investment-by-investment basis, evaluating actual business performance against original expectations, projected future cash flows, and capital needs and availability, and wrote down all such investments. In 2002, $0.3 million related to an e-commerce venture written-off in 2001 was recovered and recorded as a credit to non-recurring expense. However, it is currently our policy to expense any additional investments that are made into these ventures in the period they are made due to the fact that recovery of such sums is uncertain, and to record such charges as ordinary recurring charges. In 2004, 2003 and 2002, we expensed $0.1 million, $0.8 million and $0.3 million, respectively, of such investments.

Land Investment Group

We closed the non-strategic residential land investment business ("Land Investment Group") in the Americas region of the Investment Management segment in 2001. We determined that we would not fund these investments beyond our contractual commitments and would seek to manage an exit from this portfolio. These assets are currently managed by a third party asset manager who provides us with cash flow projections on an annual basis.

We included in non-recurring expense in 2002 an impairment provision of $2.8 million to fully write down two residential land co-investments as a result of adverse performance expectation developments in 2002. In the third quarter of 2003, we sold one of the remaining assets in the Land Investment portfolio for no gain or loss. In the third quarter of 2004, we received cash proceeds of approximately $0.2 million from the partial liquidation of the two assets which had been fully written down in 2002. The cash proceeds were recorded as a credit to non-recurring expense. Also in the third quarter of 2004, after receiving updated cash flow projections for one of the investments which indicated a decline in expected cash proceeds and an increase in expected expenses, we recorded an impairment charge of $2.0 million to non-recurring expense. As a result, the net book value of Land Investment Group investments as of December 31, 2004 is $0, compared with approximately $2.0 million at December 31, 2003.

We have provided guarantees associated with this investment portfolio of $0.7 million, which we currently do not expect to be required to fund. We expect these investments to be liquidated by the end of 2007. Future credits relating to the liquidation process will be recorded if further cash is received.

Development Group

As part of our broad based business restructuring in the second half of 2001, we disposed of our Americas Development Group, although we retained an interest in certain investments the group had originated. In 2002 we recorded net non-recurring expense of $0.2 million related to equity losses and investment disposals. In the second quarter of 2004 we liquidated the final Development Group investment and recorded a gain of $1.3 million to non-recurring expense.

Insolvent Insurance Providers

As a result of two of our insurance providers becoming insolvent in 2001, we recorded a provision of $1.9 million, of which $1.6 million related to approximately 30 claims that were covered by an insolvent Australian insurance provider, HIH Insurance Limited ("HIH"). In the second quarter of 2003, we reduced the reserve by $0.6 million because of favorable developments in claim settlement, recording a credit to non-recurring expense. In the fourth quarter of 2004, we recorded an additional reserve of $0.1 million as a result of unfavorable developments in one claim. As of December 31, 2004, $0.6 million of the reserve established remains to cover claims which relate to the insurance provided by HIH. Although there can be no assurance, we believe this reserve is adequate to cover the six remaining claims and expenses resulting from the HIH insolvency. Due to the nature of the claims covered by this insurance, it is possible that future claims may be made.

Abandonment of Property Management Accounting System

In the third quarter of 2004, we settled litigation we were pursuing related to the unsuccessful implementation of an Australian property management accounting system discussed below. Under the settlement agreement executed September 27, 2004, we received AUS$6.0 million ($4.3 million) in October 2004, and are scheduled to receive AUS$3.8 million in cash in 2005. The schedule of remaining installments as follows:

•	AUS$2.0 million ($1.6 million at December 31, 2004 rates) on or before March 31, 2005
•	AUS$1.0 million ($0.8 million at December 31, 2004 rates) on or before September 30, 2005
•	AUS$0.8 million ($0.6 million at December 31, 2004 rates) on or before December 31, 2005

In connection with the agreement, each of the parties has released the other from further liabilities with respect to the underlying dispute and has agreed to certain other terms typical for a settlement of this kind. We recognized the AUS$6.0 million recovery as a credit of $4.3 million to non-recurring expense in the third quarter of 2004. We intend to account for the remaining installments on a cash basis due to the conditions of the settlement. The installments received will be recognized in non-recurring expense.

In the second quarter of 2003, we completed a feasibility analysis of a property management accounting system that was in the process of being implemented in Australia. As a result of the review, we concluded that the potential benefits from successfully correcting deficiencies in the system to allow it to be implemented throughout Australia were not justified by the costs that would have to be incurred to do so. As a result of this decision, we recorded a charge of $5.1 million to non-recurring expense in 2003. The charge of $5.1 million includes $0.1 million for severance costs of personnel who worked exclusively on the system and $0.2 million for professional fees associated with pursuing litigation against the consulting firm that was responsible for the design and implementation of this system. For the year ended December 31, 2004, we recorded an additional $0.8 million to non-recurring expense for legal expenses associated with the settlement process. In addition, we incurred $0.6 million in the year ended December 31, 2004 for additional severance costs related to this matter. We implemented a transition plan to an existing alternative system and have used this system from July 1, 2003.

Merger Related Stock Compensation

On March 11, 1999, LaSalle Partners merged its business with that of JLW and changed its name to Jones Lang LaSalle. In connection with this merger we issued shares of our common stock as consideration. Restrictions on certain of those shares were removed at December 31, 2000 (See our 2002 Annual Report on Form 10-K for a detailed discussion of this merger). Included as part of our non-recurring stock compensation expense for the year ended December 31, 2000, we provided for potential social tax exposures relating to the issuance of these shares. As a result of a re-evaluation of these potential exposures and changing circumstances, we determined that this reserve is no longer required, and reversed the remaining $2.5 million of this provision in 2003.

Business Restructuring

Business restructuring charges include severance and professional fees associated with the realignment of our business. In 2001, the Asia Pacific business underwent a realignment from a traditional geographic structure to one that is managed according to business lines. In addition, in the second half of 2001 we implemented a broad based restructuring of our global business that reduced headcount by approximately nine percent. The total charge for the full year of 2001 for estimated severance and related costs was $43.9 million. Included in the $43.9 million were $40.0 million of severance costs, $3.0 million of professional fees, and $0.9 million of relocation and other severance related expenses. Of the estimated $43.9 million (adjusted down to $42.5 million for reasons stated below), $42.0 million had been paid at December 31, 2004, with a further $0.5 million to be paid over the next several years as required by labor laws.

In December 2002, we reduced our workforce by four percent to meet expected global economic conditions. As such, we recorded $12.7 million in non-recurring compensation and benefits expense related to severance and certain professional fees, and $0.6 million in non-recurring operating, administrative and other expense in 2002, primarily related to the lease cost of excess space. Of the estimated $12.7 million (adjusted down to $10.4 million for reasons stated below), $10.2 million had been paid at December 31, 2004, with the remaining $0.2 million to be paid as required by labor laws.

In 2003 we charged $4.6 million to non-recurring operating, administrative and other expenses, the most significant portion of which related to a reserve for excess lease space of $4.4 million. This reserve related to new space that we no longer intended to occupy, but where we were committed to a long term lease. Through December 31, 2004, $0.6 million of this reserve had been utilized against lease payments for this space. In September 2004, the Company entered into a modified lease agreement with more favorable terms for this space, and now plans to take occupation of approximately two-thirds of this space in the first quarter of 2005. As a result of this change in circumstances, a net amount of $2.4 million of this reserve is no longer required and has been reversed to restructuring expense in 2004. The remaining reserve of $1.4 million is for excess space in the new building which we are seeking to sublet. We have made certain assumptions regarding the terms of any sublet in estimating the required reserve, and it is possible that additional charges or credits will be recorded with regard to this space as a sublet agreement is finalized. Additionally, the lease for the space that we currently occupy runs through January 2007 and is considered excess given our decision to occupy space in the new building. As a result, an expense of $3.0 million has been recorded to restructuring expense in 2004. The net charge to restructuring expense for excess space in 2004, then, is $0.6 million. The balance of the reserve for excess space related to these two lease agreements at the end of the period is $4.4 million.

During the fourth quarter of 2004, we charged $4.5 million to restructuring compensation and benefits expense. These charges related to severance in Germany and northern European markets, where new restructuring efforts have been initiated to realign resources in the region away from underperforming sectors and further consolidate the German business in light of continuing difficult economic conditions. Of the $4.5 million charged to restructuring expense, $4.4 million is expected to be paid in 2005.

Adjusting estimates to actual - In general, the actual costs incurred related to these business restructurings have varied from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law, developments in the underlying business resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions. We record such variances to restructuring expense in the quarter they are identified. As a result of the above, we recorded a net credit of $0.3 million back to non-recurring compensation and benefits in 2004, after recording a credit of $2.2 million back to non-recurring compensation and benefits in 2003.

Non-Recurring and Restructuring Charges by Segment

The following table displays the net charges incurred by segment for the years ended December 31, 2004, 2003 and 2002 ($ in millions):

Non-Recurring & Restructuring Charges	2004	2003	2002

Investor and Occupier Services:
Americas	$(0.1)	(1.9)	4.8
Europe	4.8	3.5	6.7
Asia Pacific	(2.5)	5.0	0.3

Investment Management	0.4	0.3	2.6
Corporate	—	(2.5)	0.5
Total Non-Recurring and Restructuring Charges	$2.6	4.4	14.9

(7)   Business Segments

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe, and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "implementation services") and property management, facilities management services, project and development management services (collectively "management services").

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

Our measure of segment operating results excludes non-recurring and restructuring charges. See Note 6 for a detailed discussion of these non-recurring and restructuring charges. We have determined that it is not meaningful to investors to allocate these non-recurring and restructuring charges to our segments. Also, for segment reporting we continue to show equity earnings from unconsolidated ventures within our revenue line, especially since it is a very integral part of our Investment Management segment. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without non-recurring and restructuring charges, but with equity earnings from unconsolidated ventures included in segment revenues. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

We have reclassified certain prior year amounts to conform with the current presentation. These reclassifications are discussed in Note 2.

Summarized financial information by business segment for 2004, 2003 and 2002 are as follows ($ in thousands):

Investor and Occupier Services	2004	2003	2002

Americas
Revenue:
Implementation services	$181,405	137,254	135,013
Management services	181,778	170,448	151,306
Equity earnings (losses)	467	—	(10)
Other services	6,371	5,056	4,119
Intersegment revenue	1,187	760	476
	371,208	313,518	290,904

Operating expenses:
Compensation, operating and administrative expenses	303,534	257,824	240,141
Depreciation and amortization	14,161	17,851	18,761
Operating income	$53,513	37,843	32,002

Europe
Revenue:
Implementation services	$334,586	252,109	228,155
Management services	96,671	89,147	82,492
Other services	11,361	9,876	7,123
	442,618	351,132	317,770

Operating expenses:
Compensation, operating and administrative expenses	413,587	326,946	289,594
Depreciation and amortization	10,792	11,168	10,421
Operating income	$18,239	13,018	17,755

Asia Pacific
Revenue:
Implementation services	$130,400	95,998	77,329
Management services	88,825	74,894	66,411
Other services	2,132	1,762	1,624
	221,357	172,654	145,364

Operating expenses:
Compensation, operating and administrative expenses	208,153	168,661	138,922
Depreciation and amortization	7,167	6,734	6,673
Operating income (loss)	$6,037	(2,741)	(231)

Investment Management
Revenue:
Implementation and other services	$12,027	7,416	5,249
Advisory fees	101,382	93,194	83,448
Incentive fees	20,020	4,740	17,721
Equity earnings	16,980	7,951	2,591
	150,409	113,301	109,009

Operating expenses:
Compensation, operating and administrative expenses	117,332	93,683	87,699
Depreciation and amortization	1,261	1,191	1,270
Operating income	$31,816	18,427	20,040

Segment Reconciling Items
Total segment revenue	$1,185,592	950,605	863,047
Intersegment revenue eliminations	(1,187)	(760)	(476)
Equity earnings revenue reclassifications	(17,447)	(7,951)	(2,581)
Total revenue	1,166,958	941,894	859,990

Total segment operating expenses	1,075,987	884,058	793,481
Intersegment operating expense eliminations	(1,187)	(760)	(476)
Total operating expenses before non-recurring and
restructuring charges	1,074,800	883,298	793,005
Non-recurring and restructuring charges	2,637	4,361	14,871
Operating income	$89,521	54,235	52,114

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

	2004			2003			2002
($ in thousands)	Identifiable Assets	Investments in Real Estate Ventures	Fixed Asset Expenditures	Identifiable Assets	Investments in Real Estate Ventures	Fixed Asset Expenditures	Fixed Asset Expenditures

Investor and
Occupier Services:
Americas	$356,398	355	8,507	322,175	401	5,368	4,822
Europe	278,365	—	10,515	237,265	—	9,620	9,434
Asia Pacific	182,298	—	6,819	169,064	—	4,574	3,751
Investment Management	163,474	73,215	925	146,161	70,934	682	426

Corporate	31,842	—	4,723	68,275	—	208	1,923
Consolidated	$1,012,377	73,570	31,489	942,940	71,335	20,452	20,356

The following table sets forth the 2004 revenues and assets from our most significant currencies ($ in thousands). The euro revenues and assets include our businesses in France, Germany, Italy, Ireland, Spain, Portugal, Holland, Belgium and Luxembourg.

	Total	Total
	Revenue	Assets

United States Dollar	$421,525	455,950
United Kingdom Pound	259,639	199,611
Euro	191,395	128,772
Australian Dollar	94,854	80,922
Other currencies	199,545	147,122
	$1,166,958	1,012,377

We face restrictions in certain countries which limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies.

(8)  Investments in Real Estate Ventures

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We apply the provisions of FIN 46-R, SOP 78-9, APB 18 and EITF D-46 when accounting for these interests. The application of FIN 46-R, SOP 78-9, APB 18 and EITF D-46 generally results in accounting for these interests under the equity method in the accompanying Consolidated Financial Statements due to the nature of our non-controlling ownership. We are generally entitled to operating distributions in accordance with our respective ownership interests. Our exposure to liabilities and losses of these ventures is limited to our existing capital contributions and remaining capital commitments.

For real estate limited partnerships in which the Company is a general partner, we apply the guidance set forth in FIN 46-R and SOP 78-9 in evaluating the control the Company has over the limited partnership. These entities are generally well-capitalized and provide for key decisions to be made by the owners of the entities. Also, the real estate limited partnership agreements grant the limited partners important rights, such as the right to replace the general partner without cause, approve the sale or refinancing of the principal partnership assets, or approve the acquisition of principal partnership assets. These rights indicate that the Company, as general partner, does not have a controlling interest in the limited partnership and accordingly, such general partner interests are accounted for under the equity method.

For real estate limited partnerships in which the Company is a limited partner, the Company is a co-investment partner, and based on applying the guidance set forth in FIN 46-R and SOP 78-9, has concluded that it does not have a controlling interest in the limited partnership. When we have an asset advisory contract with the real estate limited partnership, the combination of our limited partner interest and the advisory agreement provides us with significant influence over the real estate limited partnership venture. Accordingly, we account for such investments under the equity method. When the Company does not have an asset advisory contract with the limited partnership, rather only a limited partner interest without significant influence, and our interest in the partnership is considered "minor" under EITF D-46 (i.e., not more than 3 to 5 percent), we account for such investments under the cost method.

As of December 31, 2004, we had total investments and loans of $73.6 million in approximately 20 separate property or fund co-investments. With respect to certain co-investment indebtedness, in the event that the underlying co-investment loans default, we also had repayment guarantees to third-party financial institutions of $0.7 million outstanding at December 31, 2004.

Following is a table summarizing our investments in real estate ventures ($ in millions):

	Percent Ownership of
	Real Estate Limited	Accounting	Carrying
Type of Interest	Partnership Venture	Method	Value

General partner	0% to 1%	Equity	$0.5
Limited partner with advisory agreements	<1% to 47.85%	Equity	72.3
Equity method			$72.8
Limited partner without advisory agreements	<1% to 5%	Cost	0.8
Total			$73.6

•  LaSalle Investment Company - Effective January 1, 2001, we established LaSalle Investment Company ("LIC"), formerly referred to as LaSalle Investment Limited Partnership, a series of four parallel limited partnerships, as our investment vehicle for substantially all new co-investments. LIC has, and will continue to, invest in certain real estate ventures that own and operate commercial real estate. LIC generally invests via limited partnerships and intends to own 20% or less of the respective ventures. Our capital commitment to LIC is euro 150 million. Through December 31, 2004, we have funded euro 43.4 million. Therefore, as of December 31, 2004, we have a remaining unfunded commitment of euro 106.6 million ($144.5 million).

We have an effective 47.85% ownership interest in LIC; primarily institutional investors hold the remaining 52.15% interest in LIC. In addition, a non-executive Director of Jones Lang LaSalle is an investor in LIC on equivalent terms to other investors. Our investment in LIC is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements. At December 31, 2004, LIC has unfunded capital commitments of $120.1 million, of which our 47.85% share is $57.5 million, for future fundings of co-investments. We expect that LIC will draw down on our commitment over the next five to seven years as it enters into new commitments. Additionally, our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investment products. Approvals are handled consistently with those of the Firm's co-investment capital. The purpose of this is to accelerate capital raising and growth in assets under management.

For the year ended December 31, 2004, we received a net $3.4 million as the return of capital from co-investments exceeded funded co-investments, even as performance on capital in the form of equity earnings exceeded operating distributions, increasing investments in and loans to real estate ventures by $2.2 million to $73.6 million. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2005 is anticipated to be between $25 and $35 million (planned co-investment less return of capital from liquidated co-investments).

In the third quarter of 2003, LIC entered into a euro 35 million ($47.4 million) revolving credit facility (the "LIC Facility") principally for its working capital needs. The LIC Facility was increased during September 2004 to euro 50 million ($67.8 million), and then to euro 75 million ($101.7 million) during December 2004. The LIC Facility contains a credit rating trigger (related to the credit rating of one of LIC's investors who is unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the LIC Facility would be in default and would need to be repaid. This would require us to fund our pro-rata share of the then outstanding balance on the LIC Facility, to which our liability is limited. The maximum exposure to Jones Lang LaSalle, assuming that the LIC Facility were fully drawn, would be euro 35.9 million ($48.6 million). As of December 31, 2004, LIC had euro 10.3 million ($14.0 million) of outstanding borrowings on the LIC Facility.

At September 30, 2004, LIC had euro 36.2 million ($45.0 million) of outstanding borrowings on the LIC Facility.  Certain of these outstanding borrowings were related to bridge financing of a seed portfolio in anticipation of a new fund launch.  Due to the ownership structure of LIC, we recorded $18.0 million of these outstanding borrowings in the short-term borrowings and investments in and loans to real estate ventures lines of our Consolidated Balance Sheet at September 30, 2004.  Due to the closing of this new fund during the fourth quarter of 2004, the borrowings were repaid, and as such, these $18.0 million amounts were not recorded in our Consolidated Balance Sheet at December 31, 2004.

LIC's exposure to liabilities and losses of the ventures is limited to its existing capital contributions and remaining capital commitments.

The following table summarizes the financial statements of LIC ($ in thousands):

	2004	2003	2002

Balance Sheet:
Investments in real estate	$127,204	64,344	54,050
Total assets	$132,024	68,829	64,542

Other borrowings	$—	—	—
Mortgage indebtedness	14,000	—	—
Total liabilities	$14,284	3,589	2,909

Total equity	$117,740	65,240	61,633

Statement of Operations:
Revenues	$10,388	4,288	721
Net earnings (loss)	$3,199	(420)	(168)

The following table summarizes the combined financial information for the unconsolidated ventures (including those that are held via LIC), accounted for under the equity method of accounting ($ in thousands):

	2004	2003	2002

Balance Sheet:
Investments in real estate	$3,552,687	3,773,418	3,180,682
Total assets	$4,331,576	4,079,530	3,413,917

Other borrowings	$14,183	323,566	273,130
Mortgage indebtedness	1,915,820	1,855,824	1,546,680
Total liabilities	$2,748,386	2,395,883	1,977,677

Total equity	$1,583,189	1,683,647	1,436,240

Statements of Operations:
Revenues	$547,814	459,722	336,047
Net earnings	$212,874	37,332	67,955

The following table shows our interests in these unconsolidated ventures ($ in thousands):

	2004	2003	2002

Loans to real estate ventures	$4,904	11,493	9,175
Equity investments in real estate ventures	68,666	59,842	65,819
Total investments in real estate ventures	$73,570	71,335	74,994

Equity in earnings from real estate ventures
recorded by Jones Lang LaSalle	$17,447	7,951	2,581

The loans of $4.9 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008.

•   Impairment - We apply the provisions of APB 18, SAB 59, and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We have recorded impairment charges in equity earnings of $1.1 million in 2004, representing our equity share of the impairment charge against individual assets held by these ventures. There were $4.1 million of such charges to equity earnings in 2003, but no such charges in 2002.

Additionally, since the 2001 closing of our Land Investment Group and sale of our Development Group, we have recorded net impairment charges related to investments originated by these groups to non-recurring and restructuring expense. There were $0.5 million of net charges in 2004 related to the partial liquidation of two Land Investment Group assets, the writedown of a third Land Investment Group asset, and the liquidation of our final Development Group investment. There were no net impairment charges recorded to non-recurring expense in 2003, and $3.0 million of such charges recorded to non-recurring expense in 2002. See the Land Investment Group and Development Group discussions in Note 6 for additional information on these non-recurring charges.

•   Common Share Purchase Rights - LaSalle Hotel Properties ("LHO"), a real estate investment trust, completed its initial public offering in April 1998. We provided advisory, acquisition and administrative services to LHO for which we received a base advisory fee calculated as a percentage of net operating income, as well as performance fees based on growth in funds from operations on a per share basis. Such performance fees were paid in the form of LHO common stock or units, at our option. LHO was formed with 10 hotels, in which we had a nominal co-investment and investment advisory agreement with nine of these hotels. We contributed our ownership interests in the hotels as well as the related performance fees to LHO for an effective ownership interest of approximately 6.4%, which included certain residual "Common Share Purchase Rights" that gave us the ability to purchase shares in LHO at a fixed price. Effective January 1, 2001, the service agreement with LHO was terminated and LHO became a self-managed real estate investment trust. As a result of the terminated service agreement, we changed our method of accounting for LHO to the cost method. On February 1, 2001, we sold our investment in LHO and recognized a gain of $2.7 million. We exercised the Common Share Purchase Rights during the first and second quarter of 2004, and no longer hold any such rights. These rights were derivative financial instruments, and as such, we reflected their fair value in our financial statements. See "Derivatives and Hedging Activities" in Note 2 for a detailed discussion of the accounting treatment of these rights.

(9)  Debt

We have the ability to borrow on our $325 million unsecured revolving credit facility, with authorization to borrow up to an additional $38.6 million under local facilities.

On April 13, 2004, we renegotiated our unsecured revolving credit facility agreement, increasing the facility from $225 million to $325 million and extending the term to 2007 from its previous maturity in 2006. There are currently fourteen participating banks in our revolving credit facility. Pricing on this facility ranges from LIBOR plus 100 basis points to LIBOR plus 225 basis points dependent upon our leverage ratio. Our current pricing on the revolving credit facility is LIBOR plus 125 basis points. This amended facility will continue to be utilized for working capital needs, investments and acquisitions.

On June 15, 2004, we utilized the revolving credit facility to redeem all of the outstanding Euro Notes at a redemption price of 104.50% of principal. We incurred pre-tax expense of $11.6 million, which includes the premiums paid ($9.0 million) to redeem the Euro Notes and the acceleration of debt issuance cost amortization ($2.5 million). The redemption of the Euro Notes provided savings of approximately $6.1 million in 2004, as the credit facility's pricing was favorable compared to the Euro Notes which carried a 9% interest rate.

As of December 31, 2004, we had $40.6 million outstanding under the revolving credit facility. We also had short-term borrowings (including capital lease obligations) of $18.3 million outstanding at December 31, 2004. The short-term borrowings are primarily borrowings by subsidiaries on various interest-bearing overdraft facilities. As of December 31, 2004, $10.8 million of the total short-term borrowings were attributable to local overdraft facilities.

Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility. In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to repay its borrowing on an overdraft facility. The guarantees typically have one-year or two-year maturities. We apply FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to recognize and measure the provisions of guarantees. The guarantees of the revolving credit facility and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $38.6 million, of which $10.8 million was outstanding as of December 31, 2004. We have provided guarantees of $28.5 million related to the local overdraft facilities, as well as guarantees related to the $325 million revolving credit facility, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries' third-party debt.

With respect to the amended revolving credit facility, we must maintain a consolidated net worth of at least $392 million and a leverage ratio not exceeding 3.25 to 1. We must also maintain a minimum interest coverage ratio of 2.5 to 1. As part of the renegotiation of the revolving credit facility, the leverage ratio was revised to provide more flexibility, as we eliminated the fixed coverage ratio that existed in the previous agreement. We are in compliance with all covenants at December 31, 2004. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment as well as capital expenditures. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used during 2004 or 2003 and none were outstanding as of December 31, 2004.

The effective interest rate on our debt was 6.3% in 2004, compared to 8.2% in 2003. The decrease in the effective interest rate is due to a change in the mix of our average borrowings being less heavily weighted towards the higher coupon Euro Notes, as the Euro Notes were redeemed in June 2004. Overall, the continued strong cash flow of the company is being used to reduce borrowings at higher market interest rates.

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

Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years ending December 31 and thereafter are as follows ($ in thousands):

	Operating	Capital
	Leases	Leases
2005	$55,931	428
2006	48,714	219
2007	40,459	69
2008	31,756	52
2009	14,683	49
Thereafter	27,968	27
	$219,511	844

Less: Amount representing interest		(86)
Present value of minimum lease payments		$758

As of December 31, 2004, we have reserves related to excess lease space of $6.3 million, which were identified as part of our restructuring charges. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2004 was $4.1 million.

Assets recorded under capital leases in our Consolidated Balance Sheet at December 31, 2004 and 2003 are as follows ($ in thousands):

	2004	2003

Furniture, fixtures and equipment	$1,695	1,892
Computer equipment and software	524	1,426
Automobiles	951	1,052
	3,170	4,370

Less: accumulated depreciation and amortization	(2,194)	(3,262)
Net assets under capital leases	$976	1,108

Rent expense was $59.5 million, $56.5 million and $50.4 million during 2004, 2003 and 2002, respectively. Rent expense excludes charges associated with excess lease space taken as part of restructuring expenses.

(11)  Income Taxes

For the years ended December 31, 2004, 2003 and 2002, our provision for income taxes consisted of the following ($ in thousands):

	Year Ended December 31,
	2004	2003	2002

U.S. Federal:
Current	$1,839	3,427	8
Deferred tax	2,137	(3,505)	1,981
	3,976	(78)	1,989

State and Local:
Current	438	490	—
Deferred tax	508	(202)	378
	946	288	378

Foreign:
Current	22,339	14,650	17,220
Deferred tax	(5,388)	(6,600)	(8,550)
	16,951	8,050	8,670
Total	$21,873	8,260	11,037

In 2004, 2003 and 2002 our current tax expense was reduced by $9.8 million, $4.6 million and $4.5 million, respectively, due to the utilization of prior years’ net operating loss carryovers.

Income tax expense for 2004, 2003 and 2002 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes (income of $86.1 million for the year ended December 31, 2004, $44.3 million for the year ended December 31, 2003, and $37.7 million for the year ended December 31, 2002) as a result of the following ($ in thousands):

	2004		2003		2002

Computed "expected" tax
expense	$30,140	35.0%	$15,514	35.0%	$13,185	35.0%
Increase (reduction) in income
taxes resulting from:

State and local income taxes, net
of federal income tax benefit	615	0.7%	187	0.4%	246	0.7%
Amortization of goodwill
and other intangibles	(1,306)	(1.5%)	(1,556)	(3.5%)	(1,417)	(3.8%)
Nondeductible expenses	3,337	3.9%	1,890	4.2%	1,999	5.3%
Foreign earnings taxed
at varying rates	(10,524)	(12.2%)	(4,805)	(10.8%)	(3,534)	(9.4%)
Valuation allowances	(934)	(1.1%)	1,281	2.9%	411	1.1%
Other, net	545	0.6%	(1,251)	(2.8%)	1,947	5.2%
Additional tax benefit
on 2001 restructuring
reserve actions	—	—	(3,000)	(6.8%)	(1,800)	(4.8%)
	$21,873	25.4%	$8,260	18.6%	$11,037	29.3%

For the years ended December 31, 2004, 2003 and 2002, our income before taxes from domestic and international sources is as follows ($ in thousands):

	Year Ended December 31,
	2004	2003	2002

Domestic	$12,061	9,768	5,311
International	74,054	34,557	32,360
Total	$86,115	44,325	37,671

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below ($ in thousands):

	December 31,
Deferred tax assets:	2004	2003	2002

Accrued expenses	$23,864	20,817	18,754
U.S. federal and state loss carryforwards	20,923	19,367	13,917
Allowances for uncollectible accounts	1,197	902	747
Foreign tax credit carryforwards	—	—	761
Foreign loss carryforwards	20,001	25,345	17,053
Property and equipment	3,260	2,994	4,383
Investments in real estate ventures and other investments	10,111	12,752	12,596
Pension liability	1,083	—	—
Other	14,592	2,207	1,835
	95,031	84,384	70,046
Less valuation allowances	(9,311)	(9,002)	(12,223)
	$85,720	75,382	57,823

Deferred tax liabilities:
Prepaid pension asset	$—	2,285	2,311
Intangible assets	12,581	10,687	7,137
Income deferred for tax purposes	1,751	1,873	2,117
Other	692	2,572	203
	$15,024	17,417	11,768

A deferred U.S. tax liability has not been provided on the unremitted earnings of foreign subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. If repatriation of all such earnings were to occur, and if we were unable to utilize foreign tax credits due to the limitations of U.S. tax law, we estimate our maximum resulting U.S. tax liability would be $62.9 million, net of the benefits of utilization of U.S. Federal and state carryovers.

As of December 31, 2004, we had available U.S. Federal net operating loss carryforwards of $41 million which begin to expire after 2019, capital loss carryovers of $0.6 million which expire after 2008, U.S. state net operating loss carryforwards of $76 million which expire after 2005 through 2023, and foreign net operating loss carryforwards of $48 million which begin to expire after 2005.

As of December 31, 2004, we believe that it is more likely than not that the net deferred tax asset of $71 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain foreign net operating loss carryforwards and U.S. capital loss carryforwards, for which we have concluded that recognition is not yet appropriate under SFAS No. 109, "Accounting for Income Taxes." In 2004, we reduced valuation reserves by $4.3 million on net operating losses in some jurisdictions due to the utilization or expiration of those losses, and we increased valuation reserves by $4.6 million for other jurisdictions based upon circumstances which caused us to establish or to continue to provide valuation reserves on current year losses in addition to those provided in prior years.

As of December 31, 2004, our current receivable for income tax was $1.0 million.

(12)  Retirement Plans

Defined Contribution Plans

We have a qualified profit sharing plan that incorporates United States Internal Revenue Code Section 401(k) for our eligible U.S. employees. Contributions under the qualified profit sharing plan are made via a combination of employer match and an annual contribution on behalf of eligible employees. Included in the accompanying Consolidated Statements of Earnings for the years ended December 31, 2004, 2003 and 2002 are employer contributions of $4.3 million, $2.3 million and $1.5 million, respectively. Related trust assets of the Plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements.

We maintain several defined contribution retirement plans for our eligible non-U.S. employees. Our contributions to these plans were approximately $8.8 million, $7.2 million and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in contributions in 2003 and 2004 is due to the January 2003 curtailment of the United Kingdom defined benefit pension plan and the implementation of a defined contribution plan.

Defined Benefit Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost consisted of the following ($ in thousands):

	2004	2003	2002

Employer service cost - benefits earned during the year	$2,821	2,254	8,533
Interest cost on projected benefit obligation	7,201	6,230	5,649
Expected return on plan assets	(8,843)	(6,797)	(7,309)
Net amortization/deferrals	35	167	50
Recognized actual loss	—	389	—
Net periodic pension cost	$1,214	2,243	6,923

The reduction in net periodic pension cost in 2003 and 2004 was as a result of the curtailment of the UK defined benefit plan, which was replaced with the implementation of a defined contribution plan effective January 1, 2003.

The change in benefit obligation and plan assets and reconciliation of funded status as of December 31, 2004, 2003 and 2002 are as follows ($ in thousands):

	2004	2003	2002

Change in benefit obligation:
Projected benefit obligation at beginning of year	$122,969	114,835	88,598
Service cost	2,821	2,254	8,533
Interest cost	7,201	6,230	5,649
Plan participants' contributions	266	225	232
Benefits paid	(4,529)	(6,374)	(3,589)
Actuarial loss (gain)	14,927	(7,235)	4,569
Changes in foreign exchange rates	10,329	13,350	10,843
Other	85	(316)	—
Projected benefit obligation at end of year	$154,069	122,969	114,835

	2004	2003	2002

Change in plan assets:
Fair value of plan assets at beginning of year	$123,450	93,777	95,522
Actual return on plan assets	12,565	20,329	(8,939)
Plan contributions	4,212	3,350	1,284
Benefits paid	(4,529)	(6,374)	(3,589)
Changes in foreign exchange rates	9,842	12,827	9,648
Other	85	(459)	(149)
Fair value of plan assets at end of year	$145,625	123,450	93,777

Reconciliation of funded status:
Funded status	$(8,444)	481	(21,058)
Unrecognized actuarial loss	22,733	10,105	29,454
Unrecognized prior service cost	459	462	414
Net amount recognized	$14,748	11,048	8,810

The amounts recognized in the accompanying Consolidated Balance Sheet as of December 31, 2004, 2003 and 2002 are as follows ($ in thousands):

	2004	2003	2002

Prepaid pension asset	$2,253	11,920	9,646
Accrued pension liability	(623)	(872)	(836)
Minimum pension liability	(3,040)	—	—
Accumulated other comprehensive income	(10,872)	—	—
Net amount recognized	$(12,282)	11,048	8,810

As highlighted in the table above, an additional minimum pension liability was recognized in other comprehensive income in 2004, as the accumulated benefit obligation calculated for the UK exceeded the fair value of UK plan assets at December 31, 2004.  The accumulated benefit obligation for all defined benefit pension plans was $149.4 million and $118.9 million at December 31, 2004 and 2003, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as of December 31, 2004 and 2003 are as follows ($ in millions):

	2004	2003

Projected benefit obligation	$154.1	123.0
Accumulated benefit obligation	149.4	118.9
Fair value of plan assets	145.6	123.4
Surplus/(Shortfall) of plan assets to accumulated benefit obligation	(3.8)	4.6

The ranges of assumptions used in developing the projected benefit obligation as of December 31 and in determining net periodic benefit cost for the years ended December 31 were as follows:

	2004	2003	2002

Discount rate used in determining
present values	4.50% to 5.60%	5.25% to 5.90%	5.50% to 6.00%
Annual increase in future
compensation levels	2.00% to 4.30%	2.00% to 4.10%	2.00% to 3.80%
Expected long-term rate of return
on assets	4.50% to 6.80%	5.25% to 7.20%	5.50% to 7.50%

Our pension plan weighted-average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

	Plan Assets At December 31
	2004	2003

Equity securities	66.2%	78.6%
Debt securities	26.3%	7.8%
Other	7.5%	13.6%

Plan assets consist of an actively-managed, diversified portfolio of equity securities and fixed-income investments. With an overall objective of investing the plan assets such that benefits can be paid when due, the investment policies for the plans are guided by an overall objective of achieving, over the long tern, a return on the investments which is consistent with, but not limited by, the actuarial assumptions made in determining funding of the plans. Recognizing the value of excess return over long-term interest rates in terms of the potential for reducing costs and improving benefits, a competitive rate of return is sought relative to an appropriate level of risk in managing the plan assets portfolio.

Future contributions and payments - We expect to contribute $4.4 million to our defined benefit pension plans in 2005. Additionally, the following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in millions):

Pension
Benefit Payments
2005	$3.4
2006	3.8
2007	4.0
2008	4.3
2009	4.7
Thereafter	27.8

Curtailment - On January 1, 2003 we curtailed the United Kingdom defined benefit plan and implemented a defined contribution plan. No gain or loss was required to be recognized as a result of the curtailment. The table below shows the impact of the curtailment on the accumulated benefit obligation, the projected benefit obligation and the fair value of the plan assets ($ in millions):
	At	At
	December 31,	January 1,
	2002	2003

Projected benefit obligation	$104.2	92.7
Accumulated benefit obligation	82.2	90.1
Fair value of plan assets	85.3	85.3
Surplus/(Shortfall) of plan assets to accumulated benefit obligation	3.1	(4.8)

As part of the curtailment we were statutorily required to provide a minimum level of future benefit increase, which caused our accumulated benefit obligation to increase by $7.9 million at January 1, 2003, as compared to December 31, 2002. After the curtailment the accumulated benefit obligation exceeded the fair value of plan assets, which meant that, in the first quarter of 2003, we were required under accounting principles generally accepted in the United States of America to record a minimum pension liability through other comprehensive income in stockholders equity. At December 31, 2003, as a result of the return on plan assets and our pound sterling 1 million ($1.8 million) contribution to the plan, the fair value of our UK pension plan assets were greater than our accumulated benefit obligation under the plan. As required, we removed our minimum pension liability. Under local laws and regulations we were not currently required to fund the plan. However, given our current intent to ensure that the plan remains funded to a reasonable level, we contributed pound sterling 1 million ($1.8 million) to the plan in the fourth quarter of 2003.

In the third quarter of 2003 we identified that the accumulated benefit obligation of the Ireland defined benefit plan exceeded the fair value of the plan assets by $0.7 million. As a result of this, in the third quarter of 2003 we recorded a minimum pension liability consisting of $0.7 million of excess accumulated benefit obligation, plus the value of the prepaid pension asset of $1.6 million, net of an intangible asset of $400,000 established to record the unrecognized prior service cost. The adjustment to reflect the required minimum pension liability of $1.9 million, net of associated tax benefit of $290,000, was recorded through other comprehensive income in the third quarter of 2003. At December 31, 2003, the fair value of this plan's assets were greater than the accumulated benefit obligation, therefore, no minimum pension liability was required and all amounts recorded were reversed in the fourth quarter of 2003.

(13)  Stock Option and Stock Compensation Plans

Stock Award and Incentive Plan

The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan ("SAIP") provides for the granting of options to purchase a specified number of shares of common stock and for other stock awards to eligible employees of Jones Lang LaSalle. Under the plan, the total number of shares of common stock available to be issued is 9,110,000. The options are generally granted at the market value of common stock at the date of grant. The options vest at such times and conditions as the Compensation Committee of our Board of Directors determines and sets forth in the award agreement. Such options granted in 2003 and 2002 vest over a period of zero to five years. As a result of a change in compensation strategy, we do not currently use stock option grants as part of our employee compensation program; therefore, no options were granted in 2004. At December 31, 2004, 2003 and 2002, there were 1.5 million, 1.5 million and 2.4 million shares, respectively, available for grant under the SAIP.

The per share weighted-average fair value of options granted during 2003 and 2002 was $7.85 and $11.61, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002

Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.56%	3.51%
Expected life	6 to 9 years	6 to 9 years
Expected volatility	42.85%	45.31%
Contractual terms	7 to 10 years	7 to 10 years

We account for our stock option and stock compensation plans under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). These provisions allow entities to continue to apply the intrinsic value-based method under the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," ("APB 25"), and provide disclosure of pro forma net income and net income per share as if the fair value-based method, defined in SFAS 123 as amended, had been applied. We have elected to apply the provisions of APB 25 in accounting for stock options and other stock awards, and accordingly, recognize no compensation expense for stock options granted at the market value of our common stock on the date of grant.

We have recognized other stock awards, which we granted at prices below the market value of our common stock on the date of grant, as compensation expense over the vesting period of those awards pursuant to APB 25.

The following table provides net income, and pro forma net income per common shares as if the fair value-based method had been applied to all awards ($ in thousands, except share data):

	2004	2003	2002

Net income, as reported	$64,242	36,065	27,110

Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	16,280	10,696	7,478

Deduct: Total stock-based employee compensation expense
determined under fair-value-based method for all awards,
net of related tax effects	(19,098)	(12,473)	(9,424)

Pro forma net income	$61,424	34,288	25,164

Net earnings per share:
Basic—as reported	$2.08	1.17	0.89
Basic—pro forma	$1.99	1.11	0.83
Diluted—as reported	$1.96	1.12	0.85
Diluted—pro forma	$1.87	1.06	0.79

As discussed above, we do not currently utilize stock option grants as part of our employee compensation program. This reduction in use of options as part of our compensation strategy is reflected in the next two tables below with the reductions in options granted and outstanding in 2003 and 2004.

Stock option activity in 2004, 2003 and 2002 is as follows (shares in thousands):

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,036.3	$21.20	3,282.5	$20.98	3,327.9	$20.68
Granted	—	—	83.2	18.14	593.2	22.16
Exercised	(944.2)	21.58	(201.2)	12.56	(151.0)	13.23
Forfeited	(8.5)	30.51	(128.2)	27.30	(487.6)	22.75
Outstanding at end of year	2,083.6	$21.92	3,036.3	$21.20	3,282.5	$20.98

The following tables summarize information about fixed stock options outstanding at December 31, 2004, 2003 and 2002:

Options Outstanding				Options Exercisable
		Weighted Average
		Remaining
Range of	Number	Contractual	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

December 31, 2004
$ 9.31-14.75	631,111	2.91 years	$12.77	557,374	$12.72
$15.00-21.95	172,825	4.93 years	$17.88	94,679	$18.14
$23.00-35.06	1,276,638	2.54 years	$26.95	1,028,584	$27.86
$38.00-43.88	3,000	3.39 years	$39.00	3,000	$39.00
$ 9.31-43.88	2,083,574	2.85 years	$21.92	1,683,637	$22.32

December 31, 2003
$ 9.31-14.75	1,109,585	3.84 years	$12.70	971,927	$12.64
$15.00-21.95	232,588	5.37 years	$17.38	153,356	$17.28
$23.00-35.06	1,691,144	3.32 years	$27.27	1,370,947	$28.22
$38.00-43.88	3,000	4.39 years	$39.00	3,000	$39.00
$ 9.31-43.88	3,036,317	3.67 years	$21.20	2,499,230	$21.50

December 31, 2002
$ 9.31-14.75	1,320,134	4.78 years	$12.66	755,099	$12.64
$15.00-21.95	164,530	5.26 years	$16.79	93,456	$16.90
$23.00-35.06	1,794,877	4.29 years	$27.46	1,279,077	$29.17
$38.00-43.88	3,000	5.39 years	$39.00	2,400	$39.00
$ 9.31-43.88	3,282,541	4.54 years	$20.98	2,130,032	$22.78

Other Stock Compensation Programs

Stock Ownership Program - In 1999, we established a stock ownership program  (“SOP”) for certain of our employees pursuant to which they were paid a portion of their annual bonus in the form of restricted stock units (“RSUs”) of our common stock. We enhanced the number of shares by 20% with respect to the 1999 plan year, and by 25% with respect to plan years beginning in 2000. These restricted shares are drawn from the SAIP and vest in two parts: 50% at 18 months and 50% at 30 months, in each case from the date of grant (i.e., vesting starts in January of the year following that for which the bonus was earned). The related compensation cost is amortized to expense over the service period. The service period consists of the twelve months of the year to which the payment of restricted stock relates, plus the periods over which the stock vests. In 2002, we expanded the population of employees who qualified for this program as part of our goal of broadening employee stock ownership.

The following table sets forth the details of our stock ownership program (in millions, except Shares/RSUs Issued/Outstanding and Weighted Average Market Value):

As of December 31, 2004
	Shares/RSUs	Weighted	Deferred	Net Amortization for
Grant	Issued/	Average Market	Compensation	Years Ending December 31,
Year	Outstanding	Value	Expense	2004	2003	2002

1999	493,204	$11.31	$5.8	$—	—	(0.4)
2000	646,865	$13.50	$8.2	—	(0.8)	(2.4)
2001	306,542	$17.80	$5.8	(0.6)	(1.6)	(2.1)
2002	619,666	$15.89	$10.6	(2.1)	(3.4)	(3.8)
2003	635,251	$20.89	$14.4	(4.3)	(4.8)	—
2004	605,000	$37.58	$22.8	(7.8)	—	—
	3,306,528			$(14.8)	(10.6)	(8.7)

At December 31, 2004, all SOP grants from 1999, 2000 and 2001 have vested such that actual shares of Jones Lang LaSalle common stock are outstanding. Under the 2002 SOP grant, 320,193 shares have vested and been issued while 299,473 RSUs remain unvested. All RSUs under the 2003 SOP grant remain unvested at December 31, 2004, and the 2004 RSUs in the table above are an estimate of the shares to be issued under the SOP from 2004 deferred compensatation calculations.

Restricted Stock - We award restricted stock units of our common stock to certain of our employees and members of our Board of Directors. These shares are drawn from the SAIP. The related compensation cost is amortized to expense over the vesting period. These shares generally vest 50% at 40 months and 50% at 64 months, in each case from the date of grant.

The following table sets forth the details of our restricted stock grants (in millions, except Shares/RSUs Issued/Outstanding and Weighted Average Market Value):

As of December 31, 2004
	Shares/RSUs	Weighted	Deferred	Net Amortization for
Grant	Issued/	Average Market	Compensation	Years Ending December 31,
Year	Outstanding	Value	Expense	2004	2003	2002
2000	305,625	$12.31	$3.9	$(0.3)	(0.2)	(0.7)
2002	402,499	$19.15	$8.4	(1.8)	(2.5)	(1.7)
2003	384,748	$14.08	$6.1	(1.2)	(1.6)	—
2004	396,891	$23.93	$10.6	(2.2)	—	—
	1,489,763			$(5.5)	(4.3)	(2.4)

Shares vested and issued in the table above include 165,938 shares granted in 2000, 74,166 shares granted in 2002, and 32,499 shares granted in 2003. All other shares/RSUs in the table above are RSUs to vest in the future at various dates.

U.S. Employee Stock Purchase Plan - In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S. based employees. Under this plan, employee contributions for stock purchases will be enhanced by us through an additional contribution of a 15% discount on the purchase price. Employee contributions and our contributions vest immediately. As of December 31, 2004, 1,131,698 shares have been purchased under this plan. During 2004 and 2003, 182,534 shares and 192,474 shares, respectively, having weighted-average grant-date market values of $19.81 and $13.47, respectively, were purchased under the program. No compensation expense is recorded with respect to this program.

UK SAYE - In November 2001, we established the Jones Lang LaSalle Savings Related Share Option (UK) Plan ("Save As You Earn" or "SAYE") for employees of our UK based operations. Our Compensation Committee approved the reservation of 500,000 shares for the SAYE on May 14, 2001. Under the SAYE Plan, employees had a one time opportunity to enter into a tax efficient savings program linked to the option to purchase our stock. The employees' contributions for stock purchases will be enhanced by Jones Lang LaSalle through an additional contribution of a 15% discount on the purchase price. Both employee and employer contributions vest over a period of three to five years, with the first vesting to occur in 2005. The SAYE Plan resulted in the issuance of 219,954 options in 2002 at an exercise price of $13.63. Our contribution of $528,000 is recorded as compensation expense over the vesting period which began January 1, 2002.

SCA - In 1997 and 1998, we maintained the Stock Compensation Allocation (SCA) programs for eligible employees. Under these programs, employee contributions for bonuses for stock purchases were enhanced by us through an additional contribution of a 15% discount on the purchase price. Employee contributions vested immediately while our contributions were subject to various vesting periods. The related compensation cost was amortized to expense over the vesting period. 207,022 total shares were paid into this program. As of December 31, 2001, all compensation expense related to these shares has been recognized, therefore, there is no such expense after December 31, 2001. As of December 31, 2004, 198,514 shares have been distributed under this program with the remaining shares to be distributed in the future. This program was suspended in 1999, therefore no further contributions will be made. The SCA was merged into the SAIP in 2002.

(14)  Transactions with Affiliates

As part of our co-investment strategy we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements are revenues of $65.0 million, $32.5 million and $53.9 million for 2004, 2003 and 2002, respectively, as well as receivables of $13.3 million, $6.5 million and $12.3 million at December 31, 2004, 2003 and 2002, respectively, related to these equity interests.

We also earn fees and commissions for services rendered to affiliates of Dai-ichi Life Property Holdings, Inc. and Gothaer Lebensverschenrung A.G., each of which was a significant shareholder during 2004. Included in the accompanying Consolidated Financial Statements are revenues from such affiliates of $1.7 million and $4.9 million for 2003 and 2002, respectively, as well as receivables for reimbursable expenses and revenues as of December 31, 2003 and 2002 of $0.1 million and $0.2 million, respectively. We did not earn fees and commissions for services rendered to affiliates of Dai-ichi Life Property Holdings, Inc. in 2004. Gothaer Lebensversicherung A.G. sold all of its interest in Jones Lang LaSalle during 2004 and is no longer a shareholder.

From time to time, Directors and executive officers are given the opportunity to invest in investment vehicles managed by subsidiaries of Jones Lang LaSalle on the same terms as other affiliated investors. Additionally, executive officers and other employees have been, and in the future may be, allowed to acquire small interests in certain investment vehicles in order that these vehicles can satisfy certain tax requirements; such investments are made on the same terms as unaffiliated investors in LaSalle Investment Company ("LIC"). Jones Lang LaSalle uses LIC as the investment vehicle for substantially all of its co-investments with LaSalle Investment Management clients. LIC is a series of four parallel limited partnerships of which Jones Lang LaSalle has an effective 47.85% interest through two of the limited partnerships. Primarily institutional investors hold the remaining 52.15% interest in LIC. As of December 31, 2004, Stuart L. Scott, who was a member of our Board of Directors until his retirement on December 31, 2004, and who was our interim Chief Executive Officer from January 2004 through August 2004, through an entity owned by Mr. Scott, has invested euro 723,058 and committed to invest a total of euro 2,500,000 through LIC. In addition, as of December 31, 2004, Thomas C. Theobold, a non-Executive Director, and entities affiliated with him, invested euro 1,014,280 and have committed to invest a total of euro 3,500,000 through LIC. Finally, while Gothaer Lebensversicherung A.G. sold all of its interest in Jones Lang LaSalle in 2004, it has retained its investment and commitments to LIC. As of December 31, 2004, Gothaer Lebensversicherung A.G. has invested euro 14,461,154 and has committed to invest a total of euro 40,000,000 through LIC.

Darryl Hartley-Leonard and Sir Derek Higgs, who are members of our Board of Directors, and Jackson P. Tai, who was a member of our Board of Directors until his resignation in October 2004, are also directors and/or officers of clients of ours in the ordinary course of business, namely PGI, Inc., British Land Company PLC, and DBS Bank, respectively. Included in the accompanying Consolidated Financial Statements are aggregate revenues from such clients of $1.5 million, $2.4 million and $2.8 million for 2004, 2003 and 2002, respectively, as well as receivables of $0.1 million, $0.5 million and $1.0 million at December 31, 2004, 2003 and 2002, respectively.

Stuart L. Scott and an entity affiliated with Mr. Scott are limited partners of Diverse Real Estate Holdings Limited Partnership ("Diverse"). Diverse has an ownership interest in and operates investment assets, primarily as the managing general partner of real estate development ventures. Prior to January 1, 1992, Jones Lang LaSalle earned fees for providing development advisory services to Diverse as well as fees for the provision of administrative services. Effective January 1, 1992, Jones Lang LaSalle discontinued charging fees to Diverse for these services. In 1992, Diverse began the process of discontinuing its operations and disposing of its assets. Given a projected shortfall in assets, Jones Lang LaSalle established reserves against its receivable from Diverse in the period 1992 to 1997. At the beginning of 2002, the net receivable due from Diverse in connection with such fees and interest thereon was $0.7 million. The underlying collateral security for this receivable was significantly enhanced in 2002. As such, $2.0 million of bad debt reserves were reversed in 2002. At December 31, 2004, the net receivable due from Diverse was $963,000. Mr. Scott directly holds an approximately 13.4% partnership interest in Diverse. In addition, the Stuart Scott Trust, a trust affiliated with Mr. Scott, has a 6.4% partnership interest in Diverse.

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

The outstanding balance of loans to employees at December 31, 2004 is shown in the following table ($ in millions). (1)

2004

Loans related to Co-Investments (2)	$1.0
Travel, relocation and other miscellaneous advances	1.9
$2.9

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

(15)  Accounting for Business Combinations, Goodwill and Other Intangible Assets

We apply SFAS No. 141, "Business Combinations" ("SFAS 141"), when accounting for business combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill.

The Americas IOS business completed two acquisitions during 2004. As a result of these acquisitions, as of December 31, 2004 we have:

•	Paid purchase consideration of $0.5 million;
•	Recorded liabilities for future purchase consideration of $2.3 million;
•	Recorded $2.2 million of goodwill with indefinite useful lives; and
•	Recorded $0.6 million of intangibles with definite useful lives, which represents the value of contracts acquired as part of the business acquisition.

The acquisitions include certain earn-out and retention provisions that may ultimately impact the actual amounts that will be paid.

We apply SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when accounting for goodwill and other intangible assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groupings in Europe IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit's carrying value. The result of the 2004 and 2003 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in either year.

We have $351.7 million of unamortized intangibles and goodwill as of December 31, 2004 that are subject to the provisions of SFAS 142. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $351.7 million of unamortized intangibles and goodwill, $343.3 million represents goodwill with indefinite useful lives, which we ceased amortizing beginning January 1, 2002. The remaining $8.4 million of identifiable intangibles (principally representing management contracts acquired) will be amortized over their remaining definite useful lives.

The following table sets forth, by reporting segment, the movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	Europe	Pacific	Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2003	$179,335	58,145	82,755	31,640	351,875
Impact of exchange rate movements	19	7,055	10,822	2,552	20,448

Balance as of January 1, 2004	179,354	65,200	93,577	34,192	372,323
Acquisitions	2,249	—	—	—	2,249
Impact of exchange rate movements	(73)	4,059	1,306	1,840	7,132

Balance as of December 31, 2004	$181,530	69,259	94,883	36,032	381,704

Accumulated Amortization

Balance as of January 1, 2003	$(15,531)	(4,704)	(5,835)	(10,328)	(36,398)
Impact of exchange rate movements	—	(550)	(784)	(437)	(1,771)

Balance as of January 1, 2004	(15,531)	(5,254)	(6,619)	(10,765)	(38,169)
Impact of exchange rate movements	73	127	(114)	(307)	(221)

Balance as of December 31, 2004	(15,458)	(5,127)	(6,733)	(11,072)	(38,390)

Net book value	$166,072	64,132	88,150	24,960	343,314

The following table sets forth, by reporting segment, the movements in the gross carrying amount and accumulated amortization of our intangibles with definite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	Europe	Pacific	Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2003	$39,377	819	2,296	4,780	47,272
Impact of exchange rate movements	(13)	92	761	538	1,378

Balance as of January 1, 2004	39,364	911	3,057	5,318	48,650
Acquisitions	561	—	—	—	561
Impact of exchange rate movements	—	(128)	115	394	381

Balance as of December 31, 2004	$39,925	783	3,172	5,712	49,592

Accumulated Amortization

Balance as of January 1, 2003	$(22,494)	(435)	(1,219)	(4,780)	(28,928)
Amortization expense	(4,780)	(104)	(331)	—	(5,215)
Impact of exchange rate movements	—	(59)	(456)	(538)	(1,053)

Balance as of January 1, 2004	(27,274)	(598)	(2,006)	(5,318)	(35,196)
Amortization expense	(5,150)	(116)	(374)	—	(5,640)
Impact of exchange rate movements	(16)	102	(98)	(394)	(406)

Balance as of December 31, 2004	$(32,440)	(612)	(2,478)	(5,712)	(41,242)

Net book value	$7,485	171	694	—	8,350

The following table sets forth the estimated future amortization expense of our intangibles with definite useful lives:

Estimated Annual Amortization Expense

For year ended December 31, 2005    $5.0 million
For year ended December 31, 2006    $3.4 million
For year ended December 31, 2007    None

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

In accordance with SFAS 142, the effect of this accounting change is applied prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior periods is as follows ($ in thousands, except share data):

	2004	2003	2002

Reported net income	$64,242	36,065	27,110
Add back: Cumulative effect of change in accounting principle	—	—	(846)
Adjusted net income	$64,242	36,065	26,264

Basic earnings per common share	$2.08	1.17	0.89
Add back: Cumulative effect of change in accounting principle	—	—	(0.03)
Adjusted basic earnings per common share	$2.08	1.17	0.86

Diluted earnings per common share	$1.96	1.12	0.85
Add back: Cumulative effect of change in accounting principle	—	—	(0.03)
Adjusted diluted earnings per common share	$1.96	1.12	0.82

(16)  Commitments and Contingencies

As of December 31, 2004, Jones Lang LaSalle and certain of our subsidiaries had $0.7 million of co-investment indebtedness guarantees outstanding to third-party lenders. As discussed in Note 8, we apply FIN 45 to recognize and measure the provisions of these guarantees. The $0.7 million of guarantees represents the maximum future payments that Jones Lang LaSalle could be required to make under such guarantees. These guarantees relate to collateralized borrowings by project-level entities, and certain of the guarantees have terms extending out until 2007. Repayment could be requested by the third-party lenders in the event that one of the project level entities fails to repay its borrowing. We do not expect to incur any material losses under these guarantees.

We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these litigation matters are covered by insurance (including insurance provided through a captive insurance company), although they may nevertheless be subject to large deductibles or retentions and the amounts being claimed may exceed the available insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

On November 8, 2002, Bank One N.A. ("Bank One") filed suit against the Company and certain of its subsidiaries in the Circuit Court of Cook County, Illinois with regard to services provided in 1999 and 2000 under three different agreements relating to facility management, project development and broker services. The suit alleged negligence, breach of contract and breach of fiduciary duty on the part of Jones Lang LaSalle and sought $40 million in compensatory damages and $80 million in punitive damages. On December 16, 2002, the Company filed a counterclaim for breach of contract seeking payment of approximately $1.2 million that Bank One owes for fees due for services provided under the agreements. On December 16, 2003, the court granted the Company's motion to strike the complaint because after completion of significant discovery, Bank One had been unable to substantiate its allegations that it suffered damages of $40 million as it had previously claimed. Bank One filed an amended complaint that seeks to recover compensatory damages in an unspecified amount, plus an unspecified amount of punitive damages. The amended complaint also includes allegations of fraudulent misrepresentation, fraudulent concealment and conversion. In November 2004, in response to the Company's motion for Partial Summary Judgment, the court dismissed six of the ten counts of Bank One's amended complaint, including claims of breach of fiduciary duty.  Remaining are counts for breach of contract, fraudulent misrepresentation and fraudulent concealment. The Company continues to aggressively defend the remaining counts of the suit and pursue its claims. While there can be no assurance, the Company continues to believe that the remaining counts of the amended complaint are without merit and, as such, will not have a material adverse impact on our financial position, results of operations, or liquidity. In addition, as a result of the recent rulings and information produced in discovery, any recoverable damages claims are substantially reduced from Bank One's initial claims.  As of the date of this report, no trial date has been set. As such, although we still have not seen or heard anything that leads us to believe that the suit has merit, the outcome of Bank One's suit cannot be predicted with any certainty and management is unable to estimate an amount or range of potential loss that could result if an improbable unfavorable outcome did occur.

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

Certain employees receive a portion of their incentive compensation in the form of restricted stock units of our common stock. We recognize this compensation over the vesting period of these restricted stock units, which has the effect of deferring a portion of current year incentive compensation to later years. Previously we accounted for the current year impact of this program in the fourth quarter (namely, the enhancement, the deferral and the related amortization) because of the uncertainty around the terms and conditions of the stock ownership program and because the majority of our incentive compensation is accrued in the fourth quarter. Due to the maturity of the program and the commitment to its terms and conditions by the Company and the Compensation Committee of the Board of Directors, we began accounting for the earned portion of this compensation program on a quarterly basis, starting in the third quarter of 2003. We recognize the benefit of the stock ownership program in a manner consistent with the accrual of the underlying incentive compensation expense.

The following table reflects the credit recorded to the income statement for the earned portion of the stock ownership program for each period in 2004 and 2003 ($ in millions):

	2004	2003

Three months ended March 31,	$0.9	$—
Six months ended June 30,	3.5	—
Nine months ended September 30,	5.4	2.1
Twelve months ended December 31,	15.0	9.6

Common Share Purchase Rights
In connection with a previous investment in an unconsolidated real estate venture, we were granted certain residual "Common Share Purchase Rights" that gave us the ability to purchase shares in a publicly traded real estate investment trust at a fixed price. These rights, which extended through April 2008, were a non-hedging derivative instrument and should have been recorded at fair value as part of the adoption of SFAS 133 effective January 1, 2001, with subsequent changes in fair value reflected in equity earnings. The initial accounting for these common share purchase rights through June 30, 2003 was not in accordance with the rules of SFAS 133 due to an inadvertent error as a result of the complexity of this unique derivative.

The fair value of these common share purchase rights was recorded in the third quarter of 2003. We determined fair value through the use of the Black-Scholes option pricing model. The fair value of these rights at January 1, 2001 was $954,000 and the fair value has ranged from $200,000 to $1.4 million in the periods since that time due to stock market fluctuation. At December 31, 2003, the fair value of these rights was $1.4 million, which we included in the investments in unconsolidated real estate ventures on the Consolidated Balance Sheet. We recorded a pre-tax gain of $1.3 million in equity earnings in the third quarter of 2003, of which approximately $800,000 represented the impact of correcting this error. During the first quarter of 2004, market conditions became favorable for us to begin disposing of these common share purchase rights, and we made the disposition during the first and second quarters of 2004. We no longer hold any such rights, and we do not own any other instruments of this nature. We do not believe that the correction of this error is material to the 2004, 2003 or 2002 consolidated financial statements or in any quarter of these years. Additionally, we do not believe that the correction of this error is material to consolidated earnings trends.

Income Taxes
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

The effective tax rate we applied to recurring operations for 2004 and 2003 was as follows:

	2004	2003

Three months ended March 31,	28%	34%
Six months ended June 30,	28%	34%
Nine months ended September 30,	28%	32%
Twelve months ended December 31,	25%	28%

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

Jones Lang LaSalle Incorporated Quarterly Information
(unaudited)

($ in thousands, except share data)	March 31	June 30	Sept. 30	Dec. 31	Year 2004

Revenue:
Investor & Occupier Services:
Americas	$63,893	80,986	83,642	142,687	$371,208
Europe	89,908	102,374	99,509	150,827	442,618
Asia Pacific	40,183	51,913	56,233	73,028	221,357
Investment Management	28,884	35,936	31,801	53,788	150,409

Less: Intersegment revenue	(82)	(299)	(234)	(572)	(1,187)
Equity in earnings from
unconsolidated ventures	(2,123)	(6,914)	(1,034)	(7,376)	(17,447)

Total revenue	220,663	263,996	269,917	412,382	1,166,958

Operating expenses:
Investor & Occupier Services:
Americas	64,778	73,286	73,880	105,751	317,695
Europe	91,809	97,302	96,589	138,679	424,379
Asia Pacific	44,750	50,825	54,507	65,238	215,320
Investment Management	26,188	28,466	25,343	38,596	118,593

Less: Intersegment expenses	(82)	(299)	(234)	(572)	(1,187)

Non-recurring and restructuring charges	(20)	(910)	(1,408)	4,975	2,637

Total operating expenses	227,423	248,670	248,677	352,667	1,077,437

Operating income (loss)	$(6,760)	15,326	21,240	59,715	$89,521

Net earnings (loss)	$(6,085)	5,067	15,305	49,955	$64,242

Basic earnings (loss) per common share	$(0.20)	0.17	0.49	1.62	$2.08

Diluted earnings (loss) per common share	$(0.20)	0.16	0.47	1.52	$1.96

Jones Lang LaSalle Incorporated Quarterly Information
(unaudited)

($ in thousands, except share data)	March 31	June 30	Sept. 30	Dec. 31	Year 2003

Revenue:
Investor & Occupier Services:
Americas	$59,524	66,701	68,293	119,000	$313,518
Europe	71,302	82,012	81,884	115,934	351,132
Asia Pacific	32,563	41,242	42,131	56,718	172,654
Investment Management	24,592	23,872	25,860	38,977	113,301

Less: Intersegment revenue	(69)	(270)	(93)	(328)	(760)
Equity in earnings from
unconsolidated ventures	(80)	285	77	(8,233)	(7,951)

Total revenue	187,832	213,842	218,152	322,068	941,894

Operating expenses:
Investor & Occupier Services:
Americas	61,075	64,005	60,459	90,136	275,675
Europe	72,746	79,606	79,324	106,438	338,114
Asia Pacific	37,801	40,873	42,603	54,118	175,395
Investment Management	23,200	22,456	21,241	27,977	94,874

Less: Intersegment expenses	(69)	(270)	(93)	(328)	(760)

Non-recurring and restructuring charges	56	4,097	(1,451)	1,659	4,361

Total operating expenses	194,809	210,767	202,083	280,000	887,659

Operating income (loss)	$(6,977)	3,075	16,089	42,068	$54,235

Net earnings (loss)	$(7,247)	(1,415)	7,411	37,316	$36,065

Basic earnings (loss) per common share	$(0.24)	(0.05)	0.24	1.20	$1.17

Diluted earnings (loss) per common share	$(0.24)	(0.05)	0.23	1.14	$1.12

Jones Lang LaSalle Incorporated

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
($ in thousands)

	Balance at			Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions (A)	of Period

2004
Accounts Receivable Reserves	$4,790	3,801	1,931	$6,660

2003
Accounts Receivable Reserves	$4,992	1,579	1,781	$4,790

2002
Accounts Receivable Reserves (B)	$5,887	262	1,157	$4,992

(A)  Includes primarily write-offs of uncollectible accounts.
(B)  Costs and expenses for 2002 are net of the $2.0 million reversal of bad debt reserves relating to Diverse.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Jones Lang LaSalle (the Company) has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the members of senior management and the Board of Directors.

Based on management's evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Controls Over Financial Reporting

There were no changes to the Company's internal controls over financial reporting during the fourth quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Because our common stock is listed on the New York Stock Exchange (the "NYSE"), our chief executive officer is required to make, and has made, an annual certification to the NYSE stating that he is not aware of any violation by the Company of NYSE corporate governance listing standards. Our chief executive officer made this annual certification on June 22, 2004. In addition, Jones Lang LaSalle has filed, as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K, the certifications of its chief executive officer and chief financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of the Company's public disclosure. Such certifications required under the Section 302 of the Sarbanes Oxley Act of 2002 also were filed as Exhibits 31.1 and 31.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The remaining information required by this item is incorporated by reference to the material in Jones Lang LaSalle's Proxy Statement for the 2005 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and in Item 1 of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption "Common Stock Security Ownership of Certain Beneficial Owners and Management."

The following table provides information as of December 31, 2004 with respect to Jones Lang LaSalle's common shares issuable under our equity compensation plans (in thousands, except exercise price):

			Number of
			Securities
			Remaining
			Available for
			Future Issuance
	Number of		Under Equity
	Securities	Weighted Average	Compensation
	to be Issued	Exercise	Plans
	Upon Exercise	Price of	(Excluding
	of Outstanding	Outstanding	Securities
	Options, Warrants	Options,	Reflected
Plan Category	and Rights	and Rights	in Column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders
SAIP (1)	5,038	$24.14	1,491
ESPP (2)	—	—	618
Subtotal	5,038		2,109

Equity compensation plans not approved by security holders
SAYE (3)	220	$13.63	280
Subtotal	220		280
Total	5,258		2,389

Notes:

(1)   In 1997, we adopted the 1997 Stock Award and Incentive Plan ("SAIP"), which provides for the granting of options to purchase a specified number shares of common stock and other stock awards to eligible participants of Jones  Lang LaSalle.

(2)   In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S. based employees. Under this plan, employee contributions for stock purchases will be enhanced through an additional contribution of 15%. At the Annual Meeting of Shareholders held May 27, 2004, shareholders approved an amendment to the Jones Lang LaSalle ESPP to increase the number of shares available thereunder by 750,000.

(3)   In November of 2001, we established the Jones Lang LaSalle Savings Related Share Option (UK) Plan ("SAYE") for employees of our UK based operations. Under the SAYE plan, employees have a one-time opportunity to enter into a tax efficient savings plan linked to the option to purchase stock. The Company enhances employee  contributions by 15%. Both employee and employer contributions vest over a period of three to five years, with the first vesting to occur in 2005.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions."

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the caption "Information about the Independent Registered Public Accounting Firm."

Part IV

Item 15.  Exhibits and Financial Statement Schedules

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this filing and elsewhere (such as in reports, other filings with the United States Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle's actual results, performance, achievements, plans and objectives to be materially different from any of the future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. We discuss those risks, uncertainties and other factors in this report in (i) Item 1. Business; Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements; and elsewhere and (ii) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

•	The effect of political, economic and market conditions and geopolitical events;
•	The logistical and other challenges inherent in operating in numerous different countries;
•	The actions and initiatives of current and potential competitors;
•	The level and volatility of real estate prices, interest rates, currency values and other market indices;
•	The outcome of pending litigation; and
•	The impact of current, pending and future legislation and regulation.

Accordingly, we caution our readers not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. Jones Lang LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each of Jones Lang LaSalle Incorporated, a Maryland corporation, and the undersigned Directors and officers of Jones Lang LaSalle Incorporated, hereby constitutes and appoints Colin Dyer, Lauralee E. Martin and Stanley Stec its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2005.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin
By: Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March, 2005.

Signature	Title

/s/ Sheila A. Penrose	Chairman of the Board of Directors and
Sheila A. Penrose	Director

/s/ Colin Dyer	President and Chief Executive Officer and
Colin Dyer	Director
(Principal Executive Officer)

/s/ Lauralee E. Martin	Executive Vice President and
Lauralee E. Martin	Chief Operating and Financial Officer
(Principal Financial Officer)

/s/ Henri-Claude de Bettignies	Director
Henri-Claude de Bettignies

/s/ Darryl Hartley-Leonard	Director
Darryl Hartley-Leonard

/s/ Sir Derek Higgs	Director
Sir Derek Higgs

/s/ Thomas C. Theobald	Director
Thomas C. Theobald

/s/ Stanley Stec	Senior Vice President and
Stanley Stec	Global Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit
Number        Description

3.1 Charter of Jones Lang LaSalle Incorporated (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-48074-01))

3.2 Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 99.2 to the Report on Form 8-K dated January 10, 2005)

4.1      Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.1        Amended and Restated Multicurrency Credit Agreement, dated as of April 13, 2004 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.2        Asset Purchase Agreement, dated as of December 31, 1996, by and among LaSalle Construction Limited Partnership, LaSalle Partners Limited Partnership, Clune Construction Company, L.P. and Michael T. Clune (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No. 333-25741)

10.3 Amended and Restated Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.4* Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) Non Executive Directors 2004 Annual Grant

10.5* Jones Lang Lasalle Incorporated Stock Ownership Program Shares Agreement (Under the Amended and Restated Stock Award and Incentive Plan)

10.6* Jones Lang Lasalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan)

10.7 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement No. 333 42193)

10.8 First Amendment to the Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.9 Second Amendment to the Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.10 Third Amendment to the Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

10.11 Fourth Amendment to the Jones Lang LaSalle Incorporated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-117024)

10.12 Description of Management Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1997)

10.13 Form of Indemnification Agreement with Executive Officers and Directors (Incorporated by Reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1998)

10.14 Amended and Restated Severance Pay Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.15 Senior Executive Services Agreement with Christopher A. Peacock (Incorporated by reference to Exhibit 10.16 to the Annual report on Form 10-K for the fiscal year ended December 31, 1999)

10.16 Compromise Agreement with Christopher A. Peacock (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.17 Senior Executive Service Agreement with Robert Orr (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.18      Offer Letter between Colin Dyer and Jones Lang LaSalle dated as of July 16, 2004 and accepted July 19, 2004 (Incorporated by reference to Exhibit 99.2 to the Periodic Report on Form 8-K dated July 21, 2004)

10.19      Letter Agreement Regarding Compensation of the Chairman of the Board of Directors dated as of January 1, 20005 (Incorporated by reference to Exhibit 99.1 to the Periodic Report on Form 8-K dated January 10, 2005)

10.20 Senior Executive Services Agreement with Stuart L. Scott (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.21       Jones Lang LaSalle Savings Related Share Option (UK) Plan adopted October 24, 2001 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2001)

10.22* Amended And Restated Jones Lang LaSalle Incorporated Co-Investment Long Term Incentive Plan dated October 4, 2004

10.23* LaSalle Investment Management Long Term Incentive Compensation Program Amended and Restated as of December 15, 2004

10.24 Jones Lang LaSalle Incorporated Deferred Compensation Plan effective January 1, 2004 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-110366))

10.25* Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of July 1, 2004

12.1* Computation of Ratio of Earnings to Fixed Charges

21.1* List of Subsidiaries

23.1* Consent of Independent Registered Public Accounting Firm

24.1* Power of Attorney (Set forth on page preceding signature page of this report)

31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.