Form 10-Q
period 2005-03-31
JONES LANG LASALLE INC
filed 2005-05-06
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission File Number 1-13145

Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland
(State or other jurisdiction of incorporation or organization)

36-4150422
(I.R.S. Employer Identification No.)

200 East Randolph Drive, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 312/782-5800

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

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on April 29, 2005 was 34,048,270, which includes 2,640,200 shares held by a subsidiary of the registrant.

Part I  Financial Information
Item 1.   Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
($ in thousands, except share data)
	March 31, 2005	December 31,
Assets	(unaudited)	2004
Current assets:
Cash and cash equivalents	$27,941	30,143
Trade receivables, net of allowances of $6,379 and $6,660 in 2005 and 2004, respectively	276,255	328,876
Notes receivable	4,568	2,911
Other receivables	8,438	11,432
Prepaid expenses	21,452	22,279
Deferred tax assets	16,359	28,427
Other assets	19,933	12,189
Total current assets	374,946	436,257

Property and equipment, at cost, less accumulated depreciation of $167,767 and $163,667 in 2005 and 2004, respectively	71,758	75,531
Goodwill, with indefinite useful lives, at cost, less accumulated amortization of $38,125 and $38,390 in 2005 and 2004, respectively	341,061	343,314
Identified intangibles, with definite useful lives, at cost, less accumulated amortization of $42,478 and $41,242 in 2005 and 2004, respectively	7,054	8,350
Investments in and loans to real estate ventures	74,816	73,570
Long-term receivables, net	12,936	16,179
Prepaid pension asset	2,420	2,253
Deferred tax assets	53,236	43,202
Debt issuance costs, net	1,502	1,704
Other assets, net	18,963	12,017
	$958,692	1,012,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$111,190	130,489
Accrued compensation	109,140	244,659
Short-term borrowings	17,405	18,326
Deferred tax liabilities	2,787	262
Deferred income	22,508	16,106
Other liabilities	25,668	17,221
Total current liabilities	288,698	427,063

Long-term liabilities:
Credit facilities	131,302	40,585
Deferred tax liabilities	53	671
Deferred compensation	14,227	8,948
Minimum pension liability	2,989	3,040
Other	23,872	24,090
Total liabilities	461,141	504,397

Stockholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 33,993,258 and 33,243,527 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	340	332
Additional paid-in capital	592,831	575,862
Deferred stock compensation	(28,520)	(34,064)
Retained (deficit) earnings	(3,686)	4,896
Stock held by subsidiary	(74,147)	(58,898)
Stock held in trust	(530)	(530)
Accumulated other comprehensive income	11,263	20,382
Total stockholders’ equity	497,551	507,980
	$958,692	1,012,377

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Operations
For the Three Months Ended March 31, 2005 and 2004
($ in thousands, except share data)(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2005	2004

Revenue:

Fee based services	$235,182	217,040
Other income	4,994	3,623
Total revenue	240,176	220,663

Operating expenses:

Compensation and benefits, excluding non-recurring and restructuring charges	172,126	155,064
Operating, administrative and other, excluding non-recurring and restructuring charges	71,591	64,077
Depreciation and amortization	8,310	8,302
Non-recurring and restructuring charges (credits):
Compensation and benefits	—	(210)
Operating, administrative and other	(1,569)	190
Total operating expenses	250,458	227,423

Operating loss	(10,282)	(6,760)

Interest expense, net of interest income	330	3,814
Equity in (losses) earnings from unconsolidated ventures	(892)	2,123

Loss before income tax benefits	(11,504)	(8,451)
Income tax benefits	(2,922)	(2,366)

Net loss	$(8,582)	(6,085)

Basic loss per common share	$(0.27)	(0.20)
Basic weighted average shares outstanding	31,268,640	31,045,367

Diluted loss per common share	$(0.27)	(0.20)

Diluted weighted average shares outstanding	31,268,640	31,045,367

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2005
($ in thousands, except share data)
(unaudited)

	Common Stock
	Shares(1)	Amount	Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings(Deficit)	Stock Held by Subsidiary	Shares Held in Trust and Other	Accumulated Other Compreensive Income (Loss)	Total

Balances at December 31, 2004	33,243,527	$332	575,862	(34,064)	4,896	(58,898)	(530)	20,382	$507,980

Net loss	—	—	—	—	(8,582)	—	—	—	(8,582)

Shares issued in connection with stock option plan	560,926	6	14,050	—	—	—	—	—	14,056
Tax benefit of option exercises	—	—	3,702	—	—	—	—	—	3,702

Restricted stock:
Shares granted	—	—	302	(302)	—	—	—	—	—
Amortization of granted shares	—	—	—	1,487	—	—	—	—	1,487
Shares issued	155,312	1	95	—	—	—	—	—	96

Shares repurchased for payment of taxes	(22,720)	—	(706)	—	—	—	—	—	(706)

Stock purchase programs:
Shares granted	—	—	(1,124)	1,124	—	—	—	—	—
Amortization of granted shares	—	—	—	3,133	—	—	—	—	3,133
Forfeitures	—	—	(102)	102	—	—	—	—	—
Shares issued	56,213	1	752	—	—	—	—	—	753

Shares held by subsidiary(1)	—	—	—	—	—	(15,249)	—	—	(15,249)

Cumulative effect of foreign currency translation adjustments	—	—	—	—	—	—	—	(9,119)	(9,119)

Balances at March 31, 2005	33,993,258	$340	592,831	(28,520)	(3,686)	(74,147)	(530)	11,263	$497,551

(1)
Shares repurchased under our share repurchase programs are not cancelled, but are held by one of our subsidiaries. The 2,640,200 shares we have repurchased through March 31, 2005 are included in the 33,993,258 shares total of our common stock account, but are excluded from our share count for purposes of calculating earnings (loss) per share.

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
($ in thousands)
(unaudited)	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2005	2004

Cash flows from operating activities:
Cash flows from earnings:
Net loss	$(8,582)	(6,085)
Reconciliation of net loss to net cash provided by earnings:
Depreciation and amortization	8,310	8,302
Equity in losses (earnings) from unconsolidated ventures	892	(2,123)
Operating distributions from real estate ventures	684	1,548
Provision for loss on receivables and other assets	1,077	1,178
Amortization of deferred compensation	5,350	3,544
Amortization of debt issuance costs	202	340
Net cash provided by earnings	7,933	6,704

Cash flows from changes in working capital:
Receivables	56,124	11,407
Prepaid expenses and other assets	(9,760)	(2,454)
Deferred tax assets and income tax refund receivable	3,941	(3,486)
Accounts payable, accrued liabilities and accrued compensation	(145,073)	(52,827)
Net cash flows from changes in working capital	(94,768)	(47,360)
Net cash used in operating activities	(86,835)	(40,656)

Cash flows from investing activities:
Net capital additions—property and equipment	(4,138)	(2,998)
Investments in real estate ventures:
Capital contributions and advances to real estate ventures	(3,779)	(1,900)
Distributions, repayments of advances and sale of investments	102	5,056
Net cash (used in) provided by investing activities	(7,815)	158

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	217,562	23,936
Repayments of borrowings under credit facilities	(127,766)	(18,000)
Shares repurchased for payment of taxes on stock awards	(706)	(16)
Shares repurchased under share repurchase program	(15,249)	(7,465)
Common stock issued under stock option plan and stock purchase programs	18,607	1,922
Net cash provided by financing activities	92,448	377

Net decrease in cash and cash equivalents	(2,202)	(40,121)
Cash and cash equivalents, January 1	30,143	63,105
Cash and cash equivalents, March 31	$27,941	22,984

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$258	(391)
Taxes, net of refunds	6,787	2,015

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)

Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated (“Jones Lang LaSalle”, which may also be referred to as the “Company” or as “the firm,” “we,” “us” or “our”) for the year ended December 31, 2004, which are included in Jones Lang LaSalle’s 2004 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the “Summary of Critical Accounting Policies and Estimates” section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein, for further discussion of our accounting policies and estimates.

(1) Summary of Significant Accounting Policies

Interim Information

Our consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for the Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on clients’ returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended March 31, 2005 and 2004 are not indicative of the results to be obtained for the full fiscal year.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

Beginning in the fourth quarter 2004, we reclassified “equity in (losses) earnings from unconsolidated ventures” from “total revenue” to a separate line on the consolidated statement of operations after “operating income”. This change has the effect of reducing the amount of  “total revenue” and increasing the amount of  “operating loss” originally reported, for the first quarter of 2004, by the amount of equity earnings. However, for segment reporting purposes, we continue to reflect “equity in (losses) earnings from unconsolidated ventures” within “total revenue”. See Note 2 for “equity in (losses) earnings” reflected within revenues for the Americas and Investment Management segments, as well as discussion of how the Chief Operating Decision Maker measures segment results with “equity in (losses) earnings” included in segment revenues.

The following table lists total revenue and operating loss as originally reported in the quarterly report for the three months ended March 31, 2004, and lists the reclassification as discussed above, as well as the reclassified amounts ($ in thousands):

Three Months Ended
March 31, 2004

Total revenue, as originally reported	$222,786
Reclassification: Equity in earnings from unconsolidated ventures	(2,123)
Total revenue, as reclassified	220,663

Operating loss, as originally reported	(4,637)
Operating loss, as reclassified	$(6,760)

Principles of Consolidation

Our financial statements include the accounts of Jones Lang LaSalle and its majority-owned-and-controlled subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated ventures over which we exercise significant influence, but not control, are accounted for by the equity method. Under this method we maintain an investment account, which is increased by contributions made and our share of net income of the unconsolidated ventures, and decreased by distributions received and our share of net losses of the unconsolidated ventures . Our share of each unconsolidated venture’s net income or loss, including gains and losses from capital transactions, is reflected in our statements of operations as "equity in (losses) earnings from unconsolidated ventures." Investments in unconsolidated ventures over which we are not able to exercise significant influence are accounted for under the cost method. Under the cost method our investment account is increased by contributions made and decreased by distributions representing return of capital. Distributions of income are reflected in our statements of operations in "equity in (losses) earnings from unconsolidated ventures."

Investments in Real Estate Ventures

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We apply the provisions of FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46-R”), AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), and EITF Topic No. D-46, “Accounting for Limited Partnership Investments” (“EITF D-46”) when accounting for these interests. The application of FIN 46-R, SOP 78-9, APB 18 and EITF D-46 generally results in accounting for these interests under the equity method in the accompanying consolidated financial statements due to the nature of our non-controlling ownership.

We apply the provisions of APB 18, SEC Staff Accounting Bulletin Topic 5-M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” (“SAB 59”), and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments.

We review investments in real estate ventures on a quarterly basis for an indication of whether the carrying value of the real estate assets underlying our investments in ventures may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the underlying assets. When an “other than temporary” impairment has been identified related to a real estate asset underlying one of our investments in ventures, a discounted cash flow approach is used to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period.

Revenue Recognition

The SEC’s Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB 104, provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. Additionally, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), provides guidance on the application of generally accepted accounting principles to revenue transactions with multiple deliverables.

In “Item 1. Business” of our 2004 Annual Report on Form 10-K, we describe the services that we provide. We recognize revenue from these services as advisory and management fees, transaction commissions and project and development management fees. We recognize advisory and management fees related to property management services, valuation services, corporate property services, strategic consulting and money management as income in the period in which we perform the related services. We recognize transaction commissions related to agency leasing services, capital markets services and tenant representation services as income when we provide the related service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies have been satisfied. Project and development management fees are recognized applying the “percentage of completion” method of accounting. We use the efforts expended method to determine the extent of progress towards completion.

Certain contractual arrangements for services provide for the delivery of multiple services. We evaluate revenue recognition for each service to be rendered under these arrangements using criteria set forth in EITF 00-21. For services that meet the separability criteria, revenue is recognized separately. For services that do not meet those criteria, revenue is recognized on a combined basis.

Reimbursable expenses
We follow the guidance of EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” when accounting for reimbursements received. Accordingly, we have recorded these reimbursements as revenues in the income statement, as opposed to being shown as a reduction of expenses.

In certain of our businesses, primarily those involving management services, we are reimbursed by our clients for expenses incurred on their behalf. The accounting for reimbursable expenses for financial reporting purposes is based upon the fee structure of the underlying contracts. We follow the guidance of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), when accounting for reimbursable personnel and other costs. A contract that provides a fixed fee billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such, is reported on a gross basis. When accounting on a gross basis, our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client.

We account for the contract on a net basis when the fee structure is comprised of at least two distinct elements, namely:

•	A fixed management fee, and
•	A separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client.

When accounting on a net basis, we include the fixed management fee in reported revenues and offset the reimbursement against expenses. We base this accounting on the following factors which define us as an agent rather than a principal:

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

Most of our service contracts are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated approximately $112.5 million and $105.2 million for the three months ended March 31, 2005 and 2004, respectively. This treatment has no impact on operating income, net income or cash flows.

Stock-based Compensation

The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan (“SAIP”) provides for the granting of options to purchase a specified number of shares of common stock and for other stock awards to eligible employees of Jones Lang LaSalle. Additionally, we award restricted stock units of our common stock to certain employees and members of our Board of Directors under the SAIP, and have plans under which eligible employees have the opportunity to purchase shares of our common stock at a 15% discount.

We account for our stock option and stock compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). These provisions allow entities to continue to apply the intrinsic value-based method under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," (“APB 25”), and provide disclosure of pro forma net income and net income per share as if the fair value-based method, defined in SFAS 123 as amended, had been applied. We have elected to apply the provisions of APB 25 in accounting for stock options and other stock awards, and accordingly, recognize no compensation expense for stock options granted at the market value of our common stock on the date of grant.

We have recognized other stock awards (including various grants of restricted stock units and offerings of discounted stock purchases under employee stock purchase plans), which we granted at prices below the market value of our common stock on the date of grant, as compensation expense over the vesting period of those awards pursuant to APB 25.

The following table provides net income, and pro forma net income per common share as if the fair value-based method had been applied to all awards ($ in thousands, except share data):

	March 31, 2005	March 31, 2004

Net loss, as reported	$(8,582)	(6,085)

Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	4,045	2,303

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax benefits	(4,343)	(2,514)

Pro forma net loss	$(8,880)	(6,296)

Net loss per share:
Basic—as reported	$(0.27)	(0.20)
Basic—pro forma	$(0.28)	(0.20)
Diluted—as reported	$(0.27)	(0.20)
Diluted—pro forma	$(0.28)	(0.20)

Earnings (Loss) Per Share

For the three months ended March 31, 2005 and 2004, we calculated basic and diluted losses per common share based on basic weighted average shares outstanding of 31.3 million and 31.0 million, respectively. As a result of the net losses incurred for these periods, diluted weighted average shares outstanding do not give effect to common stock equivalents, since to do so would be anti-dilutive. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods. In addition, we did not include in the weighted average shares outstanding the 2,640,200 or 994,800 shares that had been repurchased as of March 31, 2005 and 2004, respectively, and which are held by one of our subsidiaries. See Part II, Item 2 for additional information on share repurchases.

Comprehensive Income (Loss)

For the three months ended March 31, 2005 and 2004, we calculated comprehensive income (loss) as follows:

Net loss	$(8,582)	(6,085)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(9,119)	7,706

Comprehensive (loss) income	$(17,701)	1,621

Derivatives and Hedging Activities

We apply FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by FASB Statement No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities", when accounting for derivatives and hedging activities.

As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage specific elements of foreign currency risk. At March 31, 2005, we had forward exchange contracts in effect with a gross notional value of $304.4 million ($256.3 million on a net basis) and a market and carrying loss of $2.5 million.

In the past we have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We did not use any interest rate swap agreements in 2004 or in the first three months of 2005, and there were no such agreements outstanding as of March 31, 2005.

We require that hedging derivative instruments be effective in reducing the exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting treatment. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with changes in unrealized gains or losses recognized currently in earnings.

We hedge any foreign currency exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on our earnings of the unrealized gain on foreign currency contracts, offset by the loss resulting from remeasurement of foreign currency transactions, during the three months ended March 31, 2005 was not significant.

Foreign Currency Translation

The financial statements of our subsidiaries located outside the United States, except those subsidiaries located in highly inflationary economies, are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date with the resulting translation adjustments included in our balance sheet as a separate component of stockholders’ equity (accumulated other comprehensive income) and in our disclosure of comprehensive income (loss) above. Income and expenses are translated at the average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings. For subsidiaries operating in highly inflationary economies, the associated gains and losses from balance sheet translation adjustments are included in net earnings.

The effects of foreign currency translation on cash balances are reflected in cash flows from operating activities on the consolidated statement of cash flows.

New Accounting Standards

Accounting for “Share-Based” Compensation
SFAS No. 123 (revised 2004), “Share-Based Payment” ("SFAS 123-R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (“SFAS 123”), was issued in December 2004. SFAS 123-R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. Due to actions by the SEC, SFAS 123-R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 (January 1, 2006 for Jones Lang LaSalle).

SFAS 123-R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally has resulted in recognition of no compensation cost. However, SFAS 123-R will require us to recognize expense for the grant-date fair value of stock options and other equity-based compensation issued to employees. That cost will be recognized over the employee’s requisite service period.

Employee share purchase plans (“ESPPs”) result in recognition of compensation cost if defined as “compensatory,” which under SFAS 123-R includes (1) plans that contain a “look-back” feature, or (2) plans that contain a purchase price discount larger than five percent, which SFAS 123-R views as the per-share amount of issuance costs that would have been incurred to raise a significant amount of capital by a public offering.

SFAS 123-R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123-R also will be recognized as of the required effective date. Management has not yet determined the impact that the application of SFAS 123-R will have on our business.

(Proposed) Accounting for General Partner Interests in a Limited Partnership
At its March 17, 2005 meeting, the Emerging Issues Task Force (“EITF”) reached a tentative conclusion on a model, proposed effective date and transition provisions included in proposed EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). If EITF 04-5 is approved as currently drafted, it could result in the consolidation of certain limited partnerships we currently account for on the equity method beginning January 1, 2006, which would result in a material increase in the amount of assets and liabilities reported in our balance sheet. Management has not yet determined the impact that the proposed EITF would have on our business.

(2) Business Segments

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "implementation services") and property management, facilities management services, and project and development management services (collectively "management services").

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

Our measure of segment operating results excludes non-recurring and restructuring charges (credits). See Note 3 for a detailed discussion of these non-recurring and restructuring charges (credits). We have determined that it is not meaningful to investors to allocate these non-recurring and restructuring charges (credits) to our segments. Also, for segment reporting we continue to show equity (losses) earnings from unconsolidated ventures within our revenue line, especially since it is a very integral part of our Investment Management segment. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without non-recurring and restructuring charges (credits), but with equity (losses) earnings from unconsolidated ventures included in segment revenues. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

We have reclassified certain prior year amounts to conform with the current presentation. These reclassifications are discussed in Note 1.

Summarized unaudited financial information by business segment for the three months ended March 31, 2005 and 2004 are as follows ($ in thousands):

Investor and Occupier Services	2005	2004

Americas
Revenue:
Implementation services	$27,099	24,076
Management services	44,983	37,991
Equity (losses) earnings	(1)	467
Other services	1,577	1,277
Intersegment revenue	289	82
	73,947	63,893
Operating expenses:
Compensation, operating and administrative expenses	75,337	61,115
Depreciation and amortization	3,612	3,663
Operating loss	$(5,002)	(885)

Europe
Revenue:
Implementation services	$59,017	65,631
Management services	23,464	22,398
Other services	2,573	1,879
	85,054	89,908

Operating expenses:
Compensation, operating and administrative expenses	90,472	89,030
Depreciation and amortization	2,551	2,779
Operating loss	$(7,969)	(1,901)

Asia Pacific
Revenue:
Implementation services	$24,900	19,173
Management services	23,443	20,662
Other services	592	348
	48,935	40,183

Operating expenses:
Compensation, operating and administrative expenses	50,547	43,194
Depreciation and amortization	1,805	1,556
Operating loss	$(3,417)	(4,567)

Investment Management
Revenue:
Implementation and other services	$1,902	1,464
Advisory fees	28,250	25,696
Incentive fees	2,376	68
Equity (losses) earnings	(891)	1,656
	31,637	28,884

Operating expenses:
Compensation, operating and administrative expenses	27,649	25,884
Depreciation and amortization	343	304
Operating income	$3,645	2,696

Segment Reconciling Items:
Total segment revenue	$239,573	222,868
Intersegment revenue eliminations	(289)	(82)
Equity losses (earnings) reclassified	892	(2,123)
Total revenue	240,176	220,663

Total segment operating expenses	252,316	227,525
Intersegment operating expense eliminations	(289)	(82)
Total operating expenses before non-recurring and restructuring charges (credits)	252,027	227,443
Non-recurring and restructuring charges (credits)	(1,569)	(20)
Operating loss	$(10,282)	(6,760)

(3) Non-Recurring and Restructuring Charges (Credits)

For the three months ended March 31, 2005, we recorded a credit of $1.6 million to non-recurring operating, administrative and other expense related to a collection of payment under a settlement agreement described below. For the three months ended March 31, 2004, we recorded credits of $0.2 million to non-recurring compensation and benefits expense and a charge of $0.2 million to non-recurring operating, administrative and other expense. This activity consists of the following elements ($ in millions):

	Three Months Ended	Three Months Ended
Non-Recurring & Restructuring Charges (Credits)	March 31, 2005	March 31, 2004

Abandonment of Property Management Software System:
Compensation and Benefits	$—	—
Operating, Administrative and Other	(1.6)	0.2

2002 Restructuring Program:
Compensation & Benefits	—	(0.2)
Operating, Administrative & Other	—	—
Total Non-Recurring & Restructuring Charges (Credits)	$(1.6)	—

Abandonment of Property Management Software System

In the second quarter of 2003, we concluded that the potential benefits from successfully correcting deficiencies of a property management software system that was in the process of being implemented in Australia were not justified by the costs that would have to be incurred to do so. As a result of this decision, we recorded a charge of $5.1 million to non-recurring expense in 2003. In 2004, we recorded an additional $0.8 million to non-recurring expense for legal expenses associated with the settlement process, and we incurred $0.6 million for additional severance costs. The $0.2 million charge in the first quarter of 2004 was for such legal expenses. We implemented a transition plan to an existing alternative system and have used this system from July 1, 2003.

Non-recurring and restructuring expense for the year ended 2004 included a credit of $4.3 million for cash received as part of the settlement of litigation related to the abandonment of the property management software system. The first quarter of 2005 included a credit of $1.6 million for cash received related to this settlement. Two additional installments totaling AUS$1.8 million ($1.4 million at March 31, 2005 exchange rates) are to be received through December 2005. Each of these future installments will be recorded as a credit to non-recurring expense when the cash is received. In connection with the agreement, each of the parties has released the other from further liabilities with respect to the underlying dispute and has agreed to certain other terms typical for a settlement of this kind.

Business Restructuring

Business restructuring charges include severance and professional fees associated with the realignment of our business. The “2002 Restructuring Program” in the table above refers to a four percent reduction in workforce in December 2002 to meet expected global economic conditions. As such, we recorded $12.7 million in non-recurring compensation and benefits expense related to severance and certain professional fees, and $0.6 million in non-recurring operating, administrative and other expense in 2002, primarily related to the lease cost of excess space. Of the estimated $12.7 million (adjusted down to $10.4 million for the general reasons stated in the next paragraph), $10.2 million had been paid at March 31, 2005, with the remaining $0.2 million to be paid as required by labor laws.

In general, the actual costs incurred related to business restructurings have varied from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law, developments in the underlying business resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions. As a result of the above, we recorded a net credit of $0.2 million back to non-recurring compensation and benefits in the first quarter of 2004.

Non-Recurring and Restructuring Charges (Credits) by Segment

The following table displays the net charges incurred by segment for the three months ended March 31, 2005 and 2004 ($ in millions):

Non-Recurring & Restructuring Charges (Credits)	March 31, 2005	March 31, 2004

Investor and Occupier Services:
Americas	$—	(0.2)
Europe	—	—
Asia Pacific	(1.6)	0.2

Investment Management	—	—
Corporate	—	—
Total Non-Recurring and Restructuring Charges (Credits)	$(1.6)	—

(4) Investments in Real Estate Ventures

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We apply the provisions of FIN 46-R, SOP 78-9, APB 18 and EITF D-46 when accounting for these interests, which generally results in accounting for these interests under the equity method in the accompanying consolidated financial statements due to the nature of our non-controlling ownership. We are generally entitled to operating distributions in accordance with our respective ownership interests. Our exposure to liabilities and losses of these ventures is limited to our existing capital contributions and remaining capital commitments.

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

For real estate limited partnerships in which the Company is a limited partner, the Company is a co-investment partner and does not have a controlling interest in the limited partnership. When we have an asset advisory contract with the real estate limited partnership, the combination of our limited partner interest and the advisory agreement provides us with significant influence over the real estate limited partnership venture. Accordingly, we account for such investments under the equity method. When the Company does not have an asset advisory contract with the limited partnership, rather only a limited partner interest without significant influence, and our interest in the partnership is considered “minor” under EITF D-46 (i.e., not more than 3 to 5 percent), we account for such investments under the cost method.

As of March 31, 2005, we had total investments and loans of $74.8 million in approximately 20 separate property or fund co-investments. With respect to certain co-investment indebtedness, in the event that the underlying co-investment loans default, we also had repayment guarantees to third-party financial institutions of $0.7 million outstanding at March 31, 2005.

Following is a table summarizing our investments in real estate ventures ($ in millions):

Type of Interest	Percent Ownership of Real Estate Limited Partnership Venture	Accounting Method	Carrying Value

General partner	0% to 1%	Equity	$0.8
Limited partner with advisory agreements	<1% to 47.85%	Equity	73.3
Equity method			$74.1
Limited partner without advisory agreements	<1% to 5%	Cost	0.7
Total			$74.8

•  LaSalle Investment Company - LaSalle Investment Company ("LIC"), formerly referred to as LaSalle Investment Limited Partnership, is a series of four parallel limited partnerships, which serve as our investment vehicle for substantially all new co-investments. LIC invests in certain real estate ventures that own and operate commercial real estate. LIC generally invests via limited partnerships and intends to own 20% or less of the respective ventures. Our capital commitment to LIC is euro 150 million. Through March 31, 2005, we have funded euro 43.4 million to LIC. Therefore, as of March 31, 2005, we have a remaining unfunded commitment of euro 106.6 million ($138.2 million).

We have an effective 47.85% ownership interest in LIC; primarily institutional investors hold the remaining 52.15% interest in LIC. In addition, a non-executive Director of Jones Lang LaSalle is an investor in LIC on equivalent terms to other investors. Our investment in LIC is accounted for under the equity method of accounting in the accompanying consolidated financial statements. At March 31, 2005, LIC has unfunded capital commitments of $118.4 million, of which our 47.85% share is $56.7 million, for future fundings of co-investments. We expect that LIC will draw down on our commitment over the next three to five years as it enters into new commitments. Additionally, our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investment products. The purpose of this is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital.

For the three months ended March 31, 2005, we funded a net $3.7 million related to co-investment activity, which includes $2.7 million recorded in “investments in and loans to real estate ventures” for the consolidation of the LIC facility discussed in the following paragraph. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2005 is anticipated to be between $25 and $35 million (planned co-investment less return of capital from liquidated co-investments).

As of March 31, 2005, LIC maintains a euro 75 million ($97.2 million) revolving credit facility (the "LIC Facility") principally for its working capital needs. The LIC Facility contains a credit rating trigger (related to the credit rating of one of LIC’s investors who is unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the LIC Facility would be in default and would need to be repaid. This would require us to fund our pro-rata share of the then outstanding balance on the LIC Facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC Facility were fully drawn, would be euro 35.9 million ($46.5 million). This exposure is included within and will never be more than our remaining unfunded commitment to LIC of euro 106.6 million ($138.2 million) discussed above. As of March 31, 2005, LIC had euro 11.6 million ($15.1 million) of outstanding borrowings on the LIC Facility. Certain of the outstanding borrowings have been utilized by LIC in the first quarter of 2005 to acquire certain specific assets in anticipation of a new fund launch. Due to the ownership structure of LIC, we recorded $2.7 million of these outstanding borrowings in the “short-term borrowings” and “investments in and loans to real estate ventures” lines of our consolidated balance sheet at March 31, 2005.

LIC’s exposure to liabilities and losses of the ventures is limited to its existing capital contributions and remaining capital commitments.

With respect to our co-investment activity, we had total investments and loans of $74.8 million as of March 31, 2005. Within this $74.8 million, loans of $4.6 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008.

•  Impairment - We apply the provisions of APB 18, SAB 59, and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We have recorded net impairment charges in equity (losses) earnings of $1.2 million in the first three months of 2005, representing our equity share of the impairment charge against individual assets held by these ventures. There were $0.2 million of such charges to equity earnings in the first quarter of 2004.

(5) Accounting for Business Combinations, Goodwill and Other Intangible Assets

We have $348.1 million of unamortized intangibles and goodwill as of March 31, 2005 that are subject to the provisions of SFAS 142. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $348.1 million of unamortized intangibles and goodwill, $341.1 million represents goodwill with indefinite useful lives, which we ceased amortizing beginning January 1, 2002. The remaining $7.0 million of identifiable intangibles (principally representing management contracts acquired) are amortized over their remaining definite useful lives.

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	Europe	Pacific	Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2005	$181,530	69,259	94,883	36,032	381,704
Impact of exchange rate movements	-	(1,553)	(584)	(381)	(2,518)

Balance as of March 31, 2005	181,530	67,706	94,299	35,651	379,186

Accumulated Amortization

Balance as of January 1, 2005	$(15,458)	(5,127)	(6,733)	(11,072)	(38,390)
Impact of exchange rate movements	-	160	42	63	265

Balance as of March 31, 2005	(15,458)	(4,967)	(6,691)	(11,009)	(38,125)

Net book value as of March 31, 2005	$166,072	62,739	87,608	24,642	341,061

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with definite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	Europe	Pacific	Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2005	$39,925	783	3,172	5,712	49,592
Impact of exchange rate movements	63	(11)	(30)	(82)	(60)

Balance as of March 31, 2005	39,988	772	3,142	5,630	49,532

Accumulated Amortization

Balance as of January 1, 2005	$(32,440)	(612)	(2,478)	(5,712)	(41,242)
Amortization expense	(1,228)	-	(98)	—	(1,326)
Impact of exchange rate movements	(2)	(13)	23	82	90

Balance as of March 31, 2005	$(33,670)	(625)	(2,553)	(5,630)	(42,478)

Net book value	$6,318	147	589	—	7,054

The following table sets forth the estimated future amortization expense of our intangibles with definite useful lives:

Estimated Annual Amortization Expense

Remaining 2005 amortization	$3.7 million
For year ended December 31, 2006	$3.4 million

(6) Retirement Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost consisted of the following for the three months ended March 31, 2005 and 2004 ($ in thousands):

	2005	2004

Employer service cost - benefits earned during the year	$839	701
Interest cost on projected benefit obligation	2,083	1,794
Expected return on plan assets	(2,424)	(2,203)
Net amortization/deferrals	100	9
Recognized actual loss	46	—
Net periodic pension cost	$644	301

In the three months ended March 31, 2005, we have made $0.9 million in payments to our defined benefit pension plans. We expect to contribute a total of $4.2 million to our defined benefit pension plans in 2005. We made $3.9 million of contributions to these plans in the twelve months ended December 31, 2004.

(7) Commitments and Contingencies

As of March 31, 2005, Jones Lang LaSalle and certain of our subsidiaries had $0.7 million of co-investment indebtedness guarantees outstanding to third-party lenders. We apply FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to recognize and measure the provisions of guarantees. The $0.7 million represents the maximum future payments that Jones Lang LaSalle could be required to make under such guarantees. These guarantees relate to collateralized borrowings by project-level entities, and certain of the guarantees have terms extending out until 2007. Repayment could be requested by the third-party lenders in the event that one of the project level entities fails to repay its borrowing. We do not expect to incur any material losses under these guarantees.

Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility. In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to repay its borrowing on an overdraft facility. The guarantees typically have one-year or two-year maturities. The guarantees of the revolving credit facility and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $37.2 million, of which $10.9 million was outstanding as of March 31, 2005. We have provided guarantees of $27.9 million related to the local overdraft facilities, as well as guarantees related to the $325 million revolving credit facility, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries’ third-party debt.

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

On November 8, 2002, Bank One N.A. ("Bank One") filed suit against the Company and certain of its subsidiaries in the Circuit Court of Cook County, Illinois with regard to services provided in 1999 and 2000 pursuant to three different agreements relating to facility management, project development and broker services. The suit alleged negligence, breach of contract and breach of fiduciary duty on the part of Jones Lang LaSalle and sought to recover a total of $40 million in compensatory damages and $80 million in punitive damages. On December 16, 2002, the Company filed a counterclaim for breach of contract seeking payment of approximately $1.2 million for fees due for services provided under the agreements. On December 16, 2003, the court granted the Company’s motion to strike the complaint because after completion of significant discovery, Bank One had been unable to substantiate its allegations that it suffered damages of $40 million as it had previously claimed. Bank One was authorized to file an amended complaint that seeks to recover compensatory damages in an unspecified amount, plus an unspecified amount of punitive damages. The amended complaint also includes allegations of fraudulent misrepresentation, fraudulent concealment and conversion. In November 2004, in response to the Company’s motion for Summary Judgment, the court dismissed six of the ten counts remaining under Bank One’s complaint. Remaining are the counts for breach of contract, fraudulent misrepresentation and fraudulent concealment. As a result, the amount of any damages that Bank One could recover if successful has been greatly reduced. The Company continues to aggressively defend the suit and pursue its claim. While there can be no assurance, the Company continues to believe that the complaint is without merit and, as such, will not have a material adverse impact on our financial position, results of operations, or liquidity. The court has currently set July 12, 2006 as the revised trial date. Although we still have not seen or heard anything that leads us to believe that the suit has merit, the outcome of Bank One’s suit cannot be predicted with any certainty and management is unable to estimate an amount or range of potential loss that could result if an improbable unfavorable outcome did occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three months ended March 31, 2005, included herein, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004, which have been filed with the SEC as part of our 2004 Annual Report on Form 10-K and are also available on our website (www.joneslanglasalle.com).

The following discussion and analysis contains certain forward-looking statements which are generally identified by the words anticipates, believes, estimates, expects, plans, intends and other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle’s actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. See the Cautionary Note Regarding Forward-Looking Statements in Part II, Item 5. Other Information.

Our Management’s Discussion and Analysis is presented in six sections, as follows:

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

We create value for these stakeholders by enabling and motivating our employees to apply their expertise to deliver services that our clients acknowledge as adding value to their real estate and business operations. We believe that this ability to add value is demonstrated by our clients’ repeat or expanded service requests and by the strategic alliances we have formed with them.

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

Occupier Services
Our occupier services product offerings have leveraged our local market real estate services into best practice operations and process capabilities that we offer to corporate clients. The value added for these clients is the transformation of their real estate assets into an integral part of their core business strategies, delivered at more effective cost. The firm’s client relationship focus drives our business success, as delivery of one product successfully sells the next and subsequent services. The skill set required to succeed in this environment includes financial and project management, and for some products, more technical skills such as engineering. We compete in this area with traditional real estate and property firms.

We differentiate ourselves on the basis of qualities that include our integrated global platform, our research capability, our technology platform, and our ability to innovate through best practice products and services. Our strong strategic focus also provides a highly effective point of differentiation from our competitors. We have seen the demand for coordinated multi-national occupier services by global corporations increase, and we expect this trend to continue as these businesses refocus on core competencies. Consequently, we are focused on continuing to enhance our ability to deliver our services across all geographies globally in a seamless and coordinated fashion that best leverages our expertise for our clients’ benefit.

Capital Markets
Our capital markets product offerings include institutional property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. The skill set required to succeed in this environment includes knowledge of real estate value and financial knowledge coupled with delivery of local market expertise as well as connections across geographic borders. Our investment banking services require client relationship skills and consulting capabilities as we act as our client’s trusted advisor. The level of demand for these services is impacted by general economic conditions. Our fee structure is generally transaction-specific and conditioned upon the successful completion of the transaction. We compete with consulting and investment banking firms for corporate finance and capital markets transactions. We differentiate ourselves on the basis of qualities such as our global platform, research capability, technology platform, and ability to innovate as demonstrated through the creation of new products and services.

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

Money Management
LaSalle Investment Management provides money management services for large institutions, both in specialized funds and separate account vehicles, as well as for managers of institutional and, increasingly, retail, real estate funds. Investing money on behalf of clients requires not just asset selection, but also asset value activities that enhance the asset’s performance. The skill set required to succeed in this environment includes knowledge of real estate values — opportunity identification (research), individual asset selection (acquisitions), asset value creation (portfolio management), realization of value through disposition and investor relations. Our competitors in this area tend to be investment banks, fund managers and other financial services firms. They commonly lack the "on-the-ground" real estate expertise that our global market presence provides.

We are compensated for our services through a combination of recurring advisory fees that are asset-based, together with incentive fees based on underlying investment return to our clients, which are generally recognized when agreed upon events or milestones are reached, and equity earnings realized at the exit of individual investments within funds. We have been successful in transitioning the mix of our fees for this business to generating more in the “annuity revenue” category of advisory fees. We also have increasingly been seeking to form alliances with distributors of real estate investment funds to retail clients where we provide the real estate investment expertise, and as a result of such efforts, we have been successful in attracting over $1.0 billion to these funds, which exist in all three global regions. Additionally, our strengthened balance sheet and continued cash generation position us for expansion in co-investment activity, which we believe will accelerate our growth in assets under management.

Summary of Critical Accounting Policies and Estimates

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting periods. These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. However, the amounts we may ultimately realize could differ from such estimated amounts.

Principles of Consolidation and Investments in Real Estate Ventures
Our financial statements include the accounts of Jones Lang LaSalle and its majority-owned-and-controlled subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We apply the provisions of FIN 46-R, SOP 78-9, APB 18, and EITF D-46 when accounting for these interests. The application of FIN 46-R, SOP 78-9, APB 18 and EITF D-46 generally results in accounting for these interests under the equity method in the accompanying Consolidated Financial Statements due to the nature of our non-controlling ownership.

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

For real estate limited partnerships in which the Company is a limited partner, the Company is a co-investment partner, and based on applying the guidance set forth in FIN 46-R and SOP 78-9, has concluded that it does not have a controlling interest in the limited partnership. When we have an asset advisory contract with the real estate limited partnership, the combination of our limited partner interest and the advisory agreement provides us with significant influence over the real estate limited partnership venture. Accordingly, we account for such investments under the equity method. When the Company does not have an asset advisory contract with the limited partnership, rather only a limited partner interest without significant influence, and our interest in the partnership is considered “minor” under EITF D-46 (i.e., not more than 3 to 5 percent), we account for such investments under the cost method.

For investments in unconsolidated ventures accounted for under the equity method, we maintain an investment account, which is increased by contributions made and our share of net income of the unconsolidated ventures, and decreased by distributions received and our share of net losses of the unconsolidated ventures. Our share of each unconsolidated venture’s net income or loss, including gains and losses from capital transactions, is reflected in our statements of operations as "equity in (losses) earnings from unconsolidated ventures." For investments in unconsolidated ventures accounted for under the cost method, our investment account is increased by contributions made and decreased by distributions representing return of capital. Distributions of income are reflected in our statements of operations in "equity in (losses) earnings from unconsolidated ventures."

Revenue Recognition
The United States Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB 104, provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. Additionally, Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), provides guidance on the application of generally accepted accounting principles to revenue transactions with multiple deliverables.

In “Item 1. Business” of our 2004 Annual Report on Form 10-K, we describe the services that we provide. We recognize revenue from these services as advisory and management fees, transaction commissions and project and development management fees. We recognize advisory and management fees related to property management services, valuation services, corporate property services, strategic consulting and money management as income in the period in which we perform the related services. We recognize transaction commissions related to agency leasing services, capital markets services and tenant representation services as income when we provide the related service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies have been satisfied. Project and development management fees are recognized applying the “percentage of completion” method of accounting. We use the efforts expended method to determine the extent of progress towards completion.

Certain contractual arrangements for services provide for the delivery of multiple services. We evaluate revenue recognition for each service to be rendered under these arrangements using criteria set forth in EITF 00-21. For services that meet the separability criteria, revenue is recognized separately. For services that do not meet those criteria, revenue is recognized on a combined basis.

Reimbursable expenses - We follow the guidance of EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). Accordingly, we have recorded these reimbursements as revenues in the income statement, as opposed to being shown as a reduction of expenses.

In certain of our businesses, primarily those involving management services, we are reimbursed by our clients for expenses incurred on their behalf. The accounting for reimbursable expenses for financial reporting purposes is based upon the fee structure of the underlying contracts. We follow the guidance of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), when accounting for reimbursable personnel and other costs. A contract that provides a fixed fee billing, fully inclusive of all personnel or other recoverable expenses that we incur, and not separately scheduled as such, is reported on a gross basis. When accounting on a gross basis, our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client.

We account for the contract on a net basis when the fee structure is comprised of at least two distinct elements, namely:

•	A fixed management fee, and
•	A separate component which allows for scheduled reimbursable personnel or other expenses to be billed directly to the client.

When accounting on a net basis, we include the fixed management fee in reported revenues and offset the reimbursement against expenses. We base this characterization on the following factors which define us as an agent rather than a principal:

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

Most of our service contracts are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated approximately $112.5 million and $105.2 million for the three months ended March 31, 2005 and 2004, respectively. This treatment has no impact on operating income, net income or cash flows.

Asset Impairments
Within our balances of property and equipment, we have computer equipment and software; leasehold improvements; furniture, fixtures and equipment; automobiles; land and artwork used in our business. The largest assets on our balance sheet are goodwill and other intangibles resulting from a series of acquisitions and one substantial merger. We also invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying consolidated financial statements due to the nature of our non-controlling ownership.

•  Property and Equipment - We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), to recognize and measure impairment of property and equipment owned or under capital lease. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in either 2004 or the first quarter of 2005.

•  Goodwill and Other Intangible Assets - We apply SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when accounting for goodwill and other intangible assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groupings in Europe IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2004 and 2003 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in either year.

•  Investments in Real Estate Ventures - We apply the provisions of APB 18, S.E.C. Staff Accounting Bulletin Topic 5-M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” (“SAB 59”), and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments.

We review investments in real estate ventures on a quarterly basis for an indication of whether the carrying value of the real estate assets underlying our investments in ventures may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the underlying assets. When an “other than temporary” impairment has been identified related to a real estate asset underlying one of our investments in ventures, a discounted cash flow approach is used to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period.

We have recorded net impairment charges in equity (losses) earnings of $1.2 million in the first three months of 2005, representing our equity share of the impairment charge against individual assets held by these ventures. There were $0.2 million of such charges to equity earnings in the first quarter of 2004.

Income Taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and of operating loss and tax credit carryforwards measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be settled or realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide for taxes in each tax jurisdiction in which we operate based on local tax regulations and rules. Such taxes are provided on net earnings and include the provision of taxes on substantively all differences between accounting principles generally accepted in the United States of America and tax accounting, excluding certain non-deductible items and permanent differences, and including provisions for current and deferred income tax expense.

Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability, as local statutory tax rates vary significantly in the countries in which we operate. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecasted changes in these factors, changes in valuation reserves established against deferred tax assets related to losses in jurisdictions where we cannot recognize the tax benefit of those losses, and initiated tax planning activities.

Based on our forecasted results for the full year, we have estimated an effective tax rate of 25.4% for 2005. We believe that this is an achievable rate due to the mix of our income and the impact of tax planning activities. For the three months ended March 31, 2004, we used an effective tax rate of 28%; we ultimately achieved an effective tax rate of 25.4% for the year ended December 31, 2004.

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

Interim Period Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which is typically paid out to employees in the first quarter of the year after it is earned. In our interim financial statements we accrue for most incentive compensation based on the percentage of revenue and compensation costs recorded to date relative to forecasted revenue and compensation costs for the full year, as substantially all incentive compensation pools are based upon full year revenues and profits. As noted in “Interim Information” of Note 1 of the notes to the consolidated financial statements, revenues and profits for the first three quarters of the year are substantially less than the fourth quarter of the year. The impact of this incentive compensation accrual methodology is that we accrue smaller percentages amount of incentive compensation in the first three quarters of the year compared to the percentage of our incentive compensation accrued in the fourth quarter. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees. Incentive compensation pools that are not subject to the normal performance criteria are excluded from the standard accrual methodology and accrued for on a straight-line basis.

Certain employees receive a portion of their incentive compensation in the form of restricted stock units of our common stock. We recognize this compensation over the vesting period of these restricted stock units, which has the effect of deferring a portion of incentive compensation to later years. We account for the earned portion of this compensation program on a quarterly basis, recognizing the benefit of the stock ownership program in a manner consistent with the accrual of the underlying incentive compensation expense.

Given that individual incentive compensation awards are not finalized until after year-end, we must estimate the portion of the overall incentive compensation pool that will qualify for this program. This estimation factors in the performance of the Company and individual business units, together with the target bonuses for qualified individuals. Then, when we determine, announce and pay incentive compensation in the first quarter of the year following that to which the incentive compensation relates, we true-up the estimated stock ownership program deferral and related amortization.

The table below sets forth the deferral estimated at year end, and the adjustment made in the first quarter of the following year to true-up the deferral and related amortization ($ in millions):

	December 31, 2004	December 31, 2003

Deferral of compensation, net of related amortization expense	$10.6	6.7
Increase (decrease) to deferred compensation in the first quarter of the following year	(0.9)	(0.4)

The table below sets forth the amortization expense related to the stock ownership program for the three months ended March 31, 2005 and 2004 ($ in millions):

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Current compensation expense amortization for prior year programs	$3.0	2.0
Current deferral net of related amortization	(1.0)	(0.9)

Accounting for Self-insurance Programs
In our Americas business, and in common with many other American companies, we have chosen to retain certain risks regarding health insurance and workers’ compensation rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future developments. We engage the services of an independent actuary on an annual basis to assist us in quantifying our potential exposure. Additionally, we supplement our traditional global insurance program by the use of a captive insurance company to provide professional indemnity insurance on a “claims made” basis. As professional indemnity claims can be complex and take a number of years to resolve we are required to estimate the ultimate cost of claims.

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the programs related to 2005, 2004 and 2003 and prior are $3.6 million, $2.1 million and $0.2 million, respectively, at March 31, 2005.

The table below sets out certain information related to the cost of this program for the three months ended March 31, 2005 and 2004 ($ in millions):

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Expense to company	$2.6	2.2
Employee contributions	0.6	0.5
Total program cost	$3.2	2.7

•  Workers’ Compensation Insurance - Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for worker’s compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using the various state rates based on job classifications, engaging on an annual basis in the third quarter, an independent actuary who specializes in workers’ compensation to estimate our exposure based on actual experience. Given the significant judgmental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. We accrue for the estimated adjustment to revenues for the differences between the actuarial estimate and our reserve on a periodic basis. The credit taken to revenue through the three months ended March 31, 2005 and 2004 was $514,000 and $500,000, respectively.

The reserve balances were $7.3 million and $6.9 million, as of March 31, 2005 and March 31, 2004 respectively.

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

Our third quarter 2004 review of claims for the insurance years prior to March 31, 2004 found that as a result of current adverse claim developments, there was a need to strengthen the claim reserves for certain European claims by $1.6 million, which was charged to operating expense. This strengthening of the claim reserves increased the historic loss ratio that is the basis of the reserve for the current insurance year exposures, which resulted in an incremental $300,000 of expense being recorded.

The reserves, which can relate to multiple years, were $7.2 million and $3.3 million, as of March 31, 2005 and March 31, 2004 respectively.

Items Affecting Comparability

Non-Recurring and Restructuring Charges

See Note 3 to notes to consolidated financial statements for a detailed discussion of non-recurring and restructuring items.

LaSalle Investment Management Revenues

Our money management business is in part compensated through the receipt of incentive fees where investment performance exceeds agreed benchmark levels. Depending upon performance, these fees can be significant and will generally be recognized when agreed events or milestones are reached. Equity in (losses) earnings from unconsolidated ventures may also vary substantially from period to period for a variety of reasons, including as a result of: (i) impairment charges, (ii) realized gains on asset dispositions, or (iii) incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.

Foreign Currency

We operate in a variety of currencies in over 35 countries, but report our results in U.S. dollars. This means that our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility makes it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations. As an example, the euro, the pound sterling and the Australian dollar, each a currency used in a significant portion of our operations, have gradually strengthened against the U.S. dollar since the second quarter of 2002 through the first quarter of 2005. This means that for those businesses located in jurisdictions that utilize these currencies, the reported U.S. dollar revenues and expenses in 2005 demonstrate an apparent growth rate that is not consistent with the real underlying growth rate in the local operations.

In order to provide more meaningful period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition and results of operations, we have provided information about the impact of foreign currencies where we believe that it is necessary. In addition, we set out below information as to the key currencies in which the Company does business and their significance to reported revenues and operating results. The operating results sourced in U.S. dollars and pounds sterling understate the profitability of the businesses in America and the United Kingdom because they include the locally incurred expenses of our global office in Chicago and the European regional office in London. The revenues and operating income of the global investment management business are allocated to their underlying currency, which means that this analysis may not be consistent with the performance of the geographic IOS segments. In particular, as incentive fees are earned by this business, there may be significant shifts in the geographic mix of revenues and operating income.

The following table sets forth revenues and operating income (loss) derived from our most significant currencies ($ in millions, except for exchange rates).

	Pounds		Australian	US
	Sterling	Euro	Dollar	Dollar	Other	Total

Revenues
Q1, 2005	$52.1	37.4	19.9	81.9	48.9	240.2
Q1, 2004	50.5	43.1	17.6	76.2	33.3	220.7

Operating Income (Loss)
Q1, 2005	$0.4	(3.3)	(0.7)	(8.9)	2.2	(10.3)
Q1, 2004	(2.5)	4.4	(1.5)	(5.1)	(2.0)	(6.7)

Average Exchange Rates (U.S. dollar equivalent of one foreign currency unit)
Q1, 2005	1.890	1.311	0.777	N/A	N/A	N/A
Q1, 2004	1.842	1.246	0.764	N/A	N/A	N/A

Seasonality

Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for our Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. Our Investment Management segment earns performance fees on clients’ returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended March 31, 2005 and 2004 are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications

Beginning in the fourth quarter 2004, we reclassified “equity in (losses) earnings from unconsolidated ventures” from “total revenue” to a separate line on the consolidated statements of operations after “operating income”. This change has the effect of reducing the amount of  “total revenue” and increasing the amount of  “operating loss” originally reported, for the first quarter of 2004, by the amount of equity earnings. However, for segment reporting purposes, we continue to reflect “equity in (losses) earnings from unconsolidated ventures” within “total revenue”. See Note 2 of the notes to consolidated financial statements for “equity in (losses) earnings” reflected within revenues for the Americas and Investment Management segments, as well as discussion of how the Chief Operating Decision Maker measures segment results with “equity in (losses) earnings” included in segment revenues.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

We operate in a variety of currencies, but report our results in U.S. dollars, which means that our reported results may be positively or negatively impacted by the volatility of those currencies against the U.S. dollar. This volatility means that the reported U.S. dollar revenues and expenses in 2005, as compared to 2004, demonstrate an apparent growth rate that may not be consistent with the real underlying growth rate in the local operations. In order to provide more meaningful year-to-year comparisons of the reported results, we have included the table below which details the movements in certain reported U.S. dollar lines of the consolidated statements of operations ($ in millions).

					% Change
			Increase (Decrease)		in Local
	2005	2004	in U.S. Dollars		Currency

Total revenue	$240.2	$220.7	$19.5	9%	6%
Compensation & benefits	172.2	155.1	17.1	11%	9%
Operating, administrative & other	71.6	64.0	7.6	12%	9%
Depreciation & amortization	8.3	8.3	-	-	-
Non-recurring	(1.6)	-	(1.6)	n.m.	n.m.
Total operating expenses	250.5	227.4	23.1	10%	8%
Operating loss	($ 10.3)	($ 6.7)	($ 3.6)	(54%)	(56%)
(n.m. - not meaningful)

Revenue

Revenues increased 9 percent in U.S. dollars, 6 percent in local currencies, to $240.2 million for the first quarter of 2005 compared to $220.7 million for the same period in 2004. Revenues for LaSalle Investment Management, the firm’s money management business, contributed a 10 percent year-over-year increase in U.S. dollars, 7 percent in local currencies, leading to an increase in operating income from the prior year of 35 percent in U.S. dollars and 30 percent in local currencies. The growth was a result of strong performance from Corporate Property Services and Project and Development Services across all of our Investor and Occupier Services (“IOS”) businesses. The continued economic and business improvement worldwide has had a positive impact on the increase in revenues.

Operating Expenses

Operating expenses were $250.5 million for the first quarter of 2005 and $227.4 million for the same period in 2004, an increase of 10 percent in U.S. dollars, 8 percent in local currencies. The increase includes added staffing to service client and business wins, particularly in the IOS and LaSalle Investment Management segments in Asia Pacific, as well as the impact of strategic investments, such as the Quartararo & Associates acquisition made in the Americas during the third quarter of 2004. Offsetting the 2005 operating expenses is a $1.6 million pre-tax benefit from the agreed settlement of litigation relating to the 2003 abandonment of a property management software system in our Australian business. Through March 31, 2005, $5.9 million of the total settlement of $7.3 million has been received and recognized.

Interest Expense

Interest expense of $0.3 million for the quarter was significantly lower than the $3.8 million incurred in the first quarter of 2004, reflecting the continued pay-down of debt and the early redemption of the 9 percent Senior Notes in June 2004. The first quarter traditionally represents the firm’s peak borrowing requirements in the year as annual bonuses are paid. Net debt as of March 31, 2005 was $121 million, a $69 million reduction from the prior year.

Provision for Income Taxes

The current-quarter tax benefit of $2.9 million reflects a 25.4 percent effective tax rate, which is consistent with our full year 2004 effective tax rate as a result of the continued discipline of management of the global tax position. The prior-year tax benefit of $2.4 million reflected a 28 percent effective tax rate. This rate improvement, based on disciplined global tax planning, will favorably affect the full year’s projected results, but when applied to the seasonal net loss, negatively impacts the first quarter year over year results by $0.3 million.

Net Income (Loss)

Net loss of $8.6 million for 2005 represented a 41 percent change from the prior year’s net loss of $6.1 million. For comparison purposes, the 2005 results included a non-recurring and restructuring pre-tax benefit of $1.6 million.

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

We have not allocated non-recurring and restructuring charges (credits) to the business segments for segment reporting purposes and therefore these costs are not included in the discussions below. Also, for segment reporting we continue to show equity in (losses) earnings from unconsolidated ventures within our revenue line, especially since it is a very integral part of our Investment Management segment.

Investor and Occupier Services

Americas
	2005	2004	Increase	(Decrease)
Revenue	$73.9	$63.9	$10.0	16%
Operating expense	78.9	64.8	14.1	22%
Operating loss	($ 5.0)	($ 0.9)	($ 4.1)	n.m.
(n.m. - not meaningful)

The Americas region continued the momentum of its strong 2004 finish into the first quarter of 2005, reporting a 16 percent year-over-year increase in revenues. Management services revenues were the main driver of the growth, increasing 18 percent for the quarter, while transaction revenues grew 13 percent compared to 2004. The strategic acquisition of Quartararo & Associates, which is part of the Project and Development Services business serving the greater New York area, contributed to the firm’s performance as demonstrated by the revenue increase of 20 percent from that business in the Americas overall. The region also had strong performance in Public Institutions and its facility management business.

Total operating expenses increased 22 percent for the quarter compared to 2004, with the increase reflecting higher staffing levels necessary to service new client wins as well as strategic hiring to expand market coverage in both leasing and capital markets.

Europe
	2005	2004	Increase(Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$85.1	$89.9	$(4.8)	(5)%	(9)%
Operating expense	93.1	91.8	1.3	1%	(3)%
Operating loss	($ 8.0)	($ 1.9)	($ 6.1)	n.m.	n.m.
(n.m. - not meaningful)

The European region’s revenues for the first quarter of 2005 declined 5 percent in U.S. dollars, 9 percent in local currencies, as a result of delays in the closing of certain anticipated transactions into the second quarter. Certain fourth-quarter 2004 restructuring efforts, which included realigning resources and further consolidating the German business, together with hiring a new leader for that country, have started to have a positive impact in 2005. As a result, Germany showed early signs of improvement with an increase in revenues as compared to 2004.

Operating expenses continue to be aggressively managed with a decrease from the prior year of 3 percent in local currencies, representing an increase of 1 percent from the prior year in U.S. dollars.

Asia Pacific
					% Change
			Increase(Decrease)		in Local
	2005	2004	in U.S. dollars		Currency

Revenue	$48.9	$40.2	$8.7	22%	20%
Operating expense	52.3	44.8	7.5	17%	15%
Operating loss	($ 3.4)	($ 4.6)	$1.2	26%	27%

Performance for the Asia Pacific region continued to confirm the commitment the firm has made to that region over the past few years, with revenues increasing more than 22 percent in U.S. dollars and 20 percent in local currencies. The main growth was in transaction activity which increased over 30 percent in U.S. dollars from 2004. Management services revenues increased 13 percent in U.S. dollars over the prior year. The growth markets of China and Japan continued the momentum from the end of 2004, with revenues increasing 58 and 33 percent, respectively, in local currencies, for the first quarter of 2005 compared to the same period in 2004. The firm’s leading market position in Hong Kong produced another strong quarter with revenues increasing over 25 percent in local currency over the prior year. The Asian Hotels business had another robust quarter in the core market of Australia, where revenues more than tripled from 2004.

Total operating expenses for the first quarter of 2005 increased 17 percent in U.S. dollars, 15 percent in local currencies over the prior year, reflecting continued investment in people and technology in the growth markets of China, India and Japan.  Additionally, we opened new offices in Macau and Osaka.

Investment Management
					% Change
			Increase(Decrease)		in Local
	2005	2004	in U.S. dollars		Currency

Revenue	$32.5	$27.2	$5.3	20%	17%
Equity (loss) earnings	(0.9)	1.7	(2.6)	n.m.	n.m.
Total revenue	31.6	28.9	2.7	10%	7%
Operating expense	28.0	26.2	1.8	7%	5%
Operating income	$3.6	$2.7	$0.9	35%	30%
(n.m. - not meaningful)

Revenues for the first quarter of 2005 were up 10 percent in U.S. dollars, 7 percent in local currencies, over the prior year as the business continued to emphasize growth in its annuity revenues from advisory fees, which increased 10 percent from 2004 in U.S. dollars. First quarter transaction fees increased 23 percent over the prior year as capital flows into real estate remained strong. The business recognized total first quarter incentive fees of $2.3 million, with asset sales and portfolio performance producing strong investment returns for the firm’s clients. We have recorded net impairment charges in equity earnings of $1.2 million in the first three months of 2005, representing our equity share of the impairment charge against individual assets held by these ventures. For the year, however, the firm expects solid revenue contributions from our co-investment portfolio, as additional assets are sold. The overall revenue strength resulted in operating income improvements of over 35 percent in U.S. dollars, 30 percent in local currencies, from 2004.

Strong response from investors to product offerings continues, and the business is ahead of its expected capital-raising activities with respect to funds planned for launch during 2005. In total, capital investments exceeded expectations in the first quarter of 2005. Specifically, capital investments in Asia Pacific funds during the first quarter of 2005 almost matched the levels seen for all of 2004.

Performance Outlook

Consistent with prior years, the firm is not providing full-year earnings guidance for the remainder of 2005, due to both the transactional nature of a large part of the firm’s service offerings as well as the seasonal nature of the business. This seasonality back-ends the majority of the firm’s profits into the fourth quarter, making it premature to predict the remaining 2005 operating environment after one quarter of results.

The European business is expected to have a stronger second quarter and anticipates an increase in revenues for the first half of the year over the prior-year period. Overall, the firm continues to emphasize growth in its annuity revenues as well as enhancement of the profit margins in all its product and service lines. The firm has and will continue to increase its strategic growth investments in 2005 to areas such as China, and to its global Corporate Solutions and global Capital Markets service offerings. The current economic environment appears stable globally for real estate services, with continued strong growth expected in the Asia Pacific region.

Consolidated Cash Flows

Cash Flows From Operating Activities

During the three months ended March 31, 2005, cash flows used in operating activities totaled $86.8 million compared to $40.7 million in the first quarter of 2004. The cash flows from operating activities can be further divided into $7.9 million of cash generated from earnings (compared to $6.7 million in the first quarter of 2004) and $94.7 million of net working capital used (compared to $47.4 million used in 2004). The $47.3 million increase in net usage of working capital in the current year is primarily due to first quarter 2005 payments for incentive compensation earned and accrued in 2004, which were significantly higher than first quarter 2004 payments for 2003 incentive compensation, partially offset by a decrease in receivables more significant in the first three months of 2005 than in the same period of 2004.

Cash Flows From Investing Activities

We used $7.8 million in investing activities in the first quarter of 2005, which was an increase in cash used of $8.0 million from the $0.2 million provided by investing activities in the first three months of 2004. This increase in cash used is due to increases of $1.1 million in net capital additions and $1.9 million in capital contributions and advances to real estate ventures above comparable 2004 activity, as well as $5.0 million less in cash received from distributions, repayments of advances and sales of investments in the first quarter of 2005 as compared to 2004.

Cash Flows From Financing Activities

Financing activities provided $92.4 million of net cash in the first three months of 2005 compared with $0.4 million in the same period of 2004. The significant increase in cash provided by financing activities in 2005 was driven by $83.9 million more in net borrowings under credit facilities compared to 2004, largely for higher payments of  incentive compensation in 2005 relative to 2004 performance than what was paid for such compensation in 2004 relative to 2003 activity. Also, common stock issued under stock option plan and stock purchase programs generated $16.7 million more cash in 2005 than in 2004, which was partially offset by $7.8 million more of shares repurchased in the first quarter of 2005 under share repurchase programs than was repurchased in the same period of 2004.

Liquidity and Capital Resources

Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. Our unsecured revolving credit facility agreement of $325 million has a term to 2007. Pricing on this facility ranges from LIBOR plus 100 basis points to LIBOR plus 225 basis points dependent upon our leverage ratio. As of March 31, 2005, our pricing on the revolving credit facility is LIBOR plus 100 basis points. This facility will continue to be utilized for working capital needs, investments and acquisitions.

As of March 31, 2005, we had $131.3 million outstanding under the revolving credit facility. The average borrowing rate on the revolving credit agreement was 4.1 percent in the first quarter of 2005, which compares favorably with average borrowing rates of 4.5 percent on the revolving credit agreement and 9.1 percent on Euro Notes (redeemed in June 2004) in the first quarter of 2004. We also had short-term borrowings (including capital lease obligations) of $17.4 million outstanding at March 31, 2005, which includes outstanding borrowings related to certain of our co-investments discussed below. The short-term borrowings are primarily borrowings by subsidiaries on various interest-bearing overdraft facilities. As of March 31, 2005, $10.9 million of the total short-term borrowings were attributable to local overdraft facilities.

Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility. In addition, we guarantee the local overdraft facilities of certain subsidiaries. As discussed in Note 7 of the notes to consolidated financial statements, we apply FIN 45 to recognize and measure the provisions of guarantees. The guarantees of the revolving credit facility and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $37.2 million, of which $10.9 million was outstanding as of March 31, 2005. We have provided guarantees of $27.9 million related to the local overdraft facilities, as well as guarantees related to the $325 million revolving credit facility, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries’ third-party debt.

With respect to the revolving credit facility, we must maintain a consolidated net worth of at least $392 million and a leverage ratio not exceeding 3.25 to 1. We must also maintain a minimum interest coverage ratio of 2.5 to 1. As part of a renegotiation of the revolving credit facility in April 2004, the leverage ratio was revised to provide more flexibility, as we eliminated the fixed coverage ratio that existed in the previous agreement. We are in compliance with all covenants at March 31, 2005. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment as well as capital expenditures. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used during 2004 or the first three months of 2005, and none were outstanding as of March 31, 2005.

We believe that the revolving credit facility, together with local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures, co-investment activity and share repurchases.

With respect to our co-investment activity, we had total investments and loans of $74.8 million as of March 31, 2005 in approximately 20 separate property or fund co-investments. Within this $74.8 million, loans of $4.6 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008. With respect to certain co-investment indebtedness, we also had repayment guarantees outstanding at March 31, 2005 of $0.7 million.

LaSalle Investment Company ("LIC"), our investment vehicle for substantially all new co-investments has, and will continue to, invest in certain real estate ventures that own and operate commercial real estate. Our capital commitment to LIC is euro 150 million. Through March 31, 2005, we have funded euro 43.4 million to LIC. Therefore, we have a remaining unfunded commitment of euro 106.6 million ($138.2 million) as of March 31, 2005. We have an effective 47.85% ownership interest in LIC; primarily institutional investors hold the remaining 52.15% interest in LIC. In addition, a non-executive Director of Jones Lang LaSalle is an investor in LIC on equivalent terms to other investors. Our investment in LIC is accounted for under the equity method of accounting in the accompanying consolidated financial statements. At March 31, 2005, LIC has unfunded capital commitments of $118.4 million, of which our 47.85% share is $56.7 million, for future fundings of co-investments. We expect that LIC will draw down on our commitment over the next three to five years as it enters into new commitments. LIC is a series of four parallel limited partnerships and is intended to be our co-investment vehicle for substantially all new co-investments. Additionally, our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investment products. The purpose of this is to accelerate capital raising and growth in assets under management. Approvals are handled consistently with those of the firm’s co-investment capital.

For the three months ended March 31, 2005, we funded a net $3.7 million related to co-investment activity, which includes $2.7 million recorded in “investments in and loans to real estate ventures” for the consolidation of the LIC facility discussed in the following paragraph. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2005 is anticipated to be between $25 and $35 million (planned co-investment less return of capital from liquidated co-investments).

As of March 31, 2005, LIC maintains a euro 75 million ($97.2 million) revolving credit facility (the "LIC Facility") principally for its working capital needs. The LIC Facility contains a credit rating trigger (related to the credit rating of one of LIC’s investors who is unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the LIC Facility would be in default and would need to be repaid. This would require us to fund our pro-rata share of the then outstanding balance on the LIC Facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC Facility were fully drawn, would be euro 35.9 million ($46.5 million). This exposure is included within and will never be more than our remaining unfunded commitment to LIC of euro 106.6 million ($138.2 million) discussed above. As of March 31, 2005, LIC had euro 11.6 million ($15.1 million) of outstanding borrowings on the LIC Facility. Certain of the outstanding borrowings have been utilized by LIC in the first quarter of 2005 to acquire certain specific assets in anticipation of a new fund launch. Due to the ownership structure of LIC, we recorded $2.7 million of these outstanding borrowings in the “short-term borrowings” and “investments in and loans to real estate ventures” lines of our consolidated balance sheet at March 31, 2005.

We repurchased 340,200 shares in the first three months of 2005 at an average price of $44.82 per share under a share repurchase program approved by our Board of Directors on November 29, 2004. Under our current share repurchase program, we are authorized to repurchase up to 1,500,000 shares, of which 440,200 total shares have been repurchased through March 31, 2005. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. We have repurchased a total of 2,640,200 shares since the first repurchase program approved by our Board of Directors on October 30, 2002.

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

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the $325 million revolving multi-currency credit facility due in 2007 that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the revolving credit facility were $71.4 million during the three months ended March 31, 2005, and the effective interest rate on that facility was 4.1 percent. As of March 31, 2005, we had $131.3 million outstanding under the revolving credit facility. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2004 or the first three months of 2005, and we had no such agreements outstanding at March 31, 2005.

The effective interest rate on our debt was 4.1 percent for the three months ended March 31, 2005, compared to an average of 9.1 percent for the same period in 2004. The decrease in the effective interest rate is due to a change in the mix of our average borrowings being less heavily weighted towards higher coupon Euro Notes, as the Euro Notes were redeemed in June 2004.

Foreign Exchange

Our revenues outside of the United States totaled 66% and 65% of our total revenues for the three months ended March 31, 2005 and 2004, respectively. Operating in international markets means that we are exposed to movements in these foreign exchange rates, primarily the British pound (22% of revenues for the three months ended March 31, 2005) and the euro (16% of revenues for the three months ended March 31, 2005). Changes in these foreign exchange rates would have the largest impact on translating the results of our international operations into U.S. dollars.

The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our translation exposure to the British pound.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At March 31, 2005, we had forward exchange contracts in effect with a gross notional value of $304.4 million ($256.3 million on a net basis) with a market and carrying loss of $2.5 million.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of March 31, 2005, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

For other risk factors inherent in our business, see “Risks to Our Business” in Item 1. Business in our 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Jones Lang LaSalle (the Company) has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1. Legal Proceedings

See Note 7 of the notes to consolidated financial statements for discussion of the Company’s legal proceedings.

Item 2. Share Repurchases

The following table provides information with respect to approved share repurchase programs for Jones Lang LaSalle:

			Cumulative
			number
			of shares
			purchased	Shares
			as part	remaining
	Total number	Average price	of publicly	to be
	of shares	paid per	announced	purchased
	purchased	share (1)	plan	under plan (2)

January 1, 2005 - January 31, 2005	-	-	100,000	1,400,000

February 1, 2005 - February 28, 2005	77,000	$42.55	177,000	1,323,000

March 1, 2005 - March 31, 2005	263,200	$45.49	440,200	1,059,800

Total	340,200	$44.82

(1) Total average price paid per share is a weighted average for the three month period.

(2) Since October 2002, our Board of Directors has approved three share repurchase programs. Each succeeding program has replaced the prior repurchase program, such that the program approved on November 29, 2004 is the only repurchase program in effect as of March 31, 2005. We are authorized under each of the programs to repurchase a specified number of shares of our outstanding common stock in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. The following table details the activities for each of our approved share repurchase programs:

	Shares	Shares Repurchased
	Approved for	through
Repurchase Plan Approval Date	Repurchase	March 31, 2005

October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	440,200
		2,640,200

Item 5. Other Information

Corporate Governance

Our policies and practices reflect corporate governance initiatives that we believe comply with the listing requirements of the New York Stock Exchange (NYSE), on which our Common Stock is traded, the corporate governance requirements of the Sarbanes-Oxley Act of 2002 as currently in effect, various regulations issued by the United States Securities and Exchange Commission (SEC) an certain provisions of the General Corporation Law in the State of Maryland, where Jones Lang LaSalle is incorporated.

We maintain a corporate governance section on our public website which includes key information about our corporate governance initiatives, such as our Corporate Governance Guidelines, Charters for the three Committees of our Board of Directors, a Statement of Qualifications of Members of the Board of Directors and our Code of Business Ethics. The Board of Directors regularly reviews corporate governance developments and modifies our Guidelines and Charters as warranted. The corporate governance section can be found on our website at www.joneslanglasalle.com by clicking “Investor Relations” and then “Board of Directors and Corporate Governance.”

Corporate Officers

The names and titles of our corporate executive officers are as follows:

Global Executive Committee

Colin Dyer (Chairman of the Committee)
President and Global Chief Executive Officer

Lauralee E. Martin
Global Chief Operating and Financial Officer

Peter A. Barge
Chief Executive Officer, Asia Pacific

Robert S. Orr
Chief Executive Officer, Europe

Peter C. Roberts
Chief Executive Officer, Americas

Lynn C. Thurber
Chief Executive Officer, LaSalle Investment Management

Additional Global Corporate Officers

Brian P. Hake
Treasurer

James S. Jasionowski
Director of Tax

David A. Johnson
Chief Information Officer

Molly A. Kelly
Chief Marketing and Communications Officer

Mark J. Ohringer
General Counsel and Corporate Secretary

Marissa R. Prizant
Director of Internal Audit

Nazneen Razi
Chief Human Resources Officer

Stanley Stec
Controller

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this filing and elsewhere (such as in reports, other filings with the United States Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle’s actual results, performance, achievements, plans and objectives to be materially different from any of the future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements.

We discuss those risks, uncertainties and other factors in (i) our Annual Report on Form 10-K for the year ended December 31, 2004 in Item 1. Business; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements; and elsewhere, (ii) in this Quarterly Report on Form 10-Q in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (iii) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

Signature

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May, 2005.

JONES LANG LASALLE INCORPORATED
/s/	Lauralee E. Martin
By:	Lauralee E. Martin
Executive Vice President and Chief Operating and Financial Officer (Authorized Officer and Principal Financial Officer)

Item 6.  Exhibits

Exhibit Number	Description

10.1*	First Amendment to Amended and Restated Multicurrency Credit Agreement, dated as of March 31, 2005

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.