Form 10-Q
period 2005-06-30
JONES LANG LASALLE INC
filed 2005-08-08
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on July 29, 2005 was 34,823,047 which includes 3,323,700 shares held by a subsidiary of the registrant.

Part I	Financial Information
Item 1.	Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
($ in thousands, except share data)

	June 30, 2005	December 31,
Assets	(unaudited)	2004
Current assets:
Cash and cash equivalents	$21,339	30,143
Trade receivables, net of allowances of $6,622 and $6,660 in 2005 and 2004, respectively	269,024	328,876
Notes receivable	4,708	2,911
Other receivables	9,262	11,432
Prepaid expenses	24,705	22,279
Deferred tax assets	26,282	28,427
Other assets	9,437	12,189
Total current assets	364,757	436,257

Property and equipment, at cost, less accumulated depreciation of $169,579 and $163,667 in 2005 and 2004, respectively	71,475	75,531
Goodwill, with indefinite useful lives, at cost, less accumulated amortization of $37,675 and $38,390 in 2005 and 2004, respectively	339,352	343,314
Identified intangibles, with definite useful lives, at cost, less accumulated amortization of $43,260 and $41,242 in 2005 and 2004, respectively	7,055	8,350
Investments in and loans to real estate ventures	78,752	73,570
Long-term receivables, net	14,646	16,179
Prepaid pension asset	1,915	2,253
Deferred tax assets	41,870	43,202
Debt issuance costs, net	1,367	1,704
Other assets, net	19,461	12,017
	$940,650	1,012,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$96,277	130,489
Accrued compensation	127,660	244,659
Short-term borrowings	13,778	18,326
Deferred tax liabilities	643	262
Deferred income	20,814	16,106
Other liabilities	15,569	17,221
Total current liabilities	274,741	427,063

Long-term liabilities:
Credit facilities	139,194	40,585
Deferred tax liabilities	—	671
Deferred compensation	14,789	8,948
Minimum pension liability	2,111	3,040
Other	23,817	24,090
Total liabilities	454,652	504,397

Stockholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 34,229,868 and 33,243,527 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	341	332
Additional paid-in capital	599,913	575,862
Deferred stock compensation	(24,672)	(34,064)
Retained earnings	21,065	4,896
Stock held by subsidiary	(101,754)	(58,898)
Stock held in trust	(530)	(530)
Accumulated other comprehensive (loss) income	(8,365)	20,382
Total stockholders’ equity	485,998	507,980
	$940,650	1,012,377

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2005 and 2004
($ in thousands, except share data)(unaudited)
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Revenue:

Fee based services	$318,765	259,556	553,947	476,596
Other income	6,323	4,438	11,317	8,061
Total revenue	325,088	263,994	565,264	484,657

Operating expenses:

Compensation and benefits, excluding non-recurring and restructuring charges	209,639	175,385	381,765	330,450
Operating, administrative and other, excluding non-recurring and restructuring charges	77,460	66,254	149,051	130,331
Depreciation and amortization	8,335	7,941	16,645	16,243
Non-recurring and restructuring charges (credits):
Compensation and benefits	(250)	73	(250)	(137)
Operating, administrative and other	—	(983)	(1,569)	(793)
Total operating expenses	295,184	248,670	545,642	476,094

Operating income	29,904	15,324	19,622	8,563

Interest expense, net of interest income	1,356	3,642	1,686	7,456
Loss on extinguishment of Senior Notes	—	11,561	—	11,561
Equity in earnings from unconsolidated ventures	4,630	6,916	3,738	9,039

Income (loss) before provision (benefit) for income taxes	33,178	7,037	21,674	(1,415)
Net provision (benefit) for income taxes	8,427	1,970	5,505	(396)

Net income (loss)	$24,751	5,067	16,169	(1,019)

Basic income (loss) per common share	$0.80	0.17	0.52	(0.03)
Basic weighted average shares outstanding	31,039,575	30,449,030	31,153,475	30,889,639

Diluted income (loss) per common share	$0.74	0.16	0.48	(0.03)

Diluted weighted average shares outstanding	33,512,356	32,652,871	33,624,487	30,889,639

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2005
($ in thousands, except share data)
(unaudited)

	Common Stock							Accumulated
	Shares (1)	Amount	Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings	Stock Held by Subsidiary	Shares Held in Trust and Other	Other Comprehensive Income (Loss)	Total

Balances at
December 31, 2004	33,243,527	$332	575,862	(34,064)	4,896	(58,898)	(530)	20,382	$507,980

Net income	—	—	—	—	16,169	—	—	—	16,169

Shares issued in connection with stock option plan	716,589	7	17,121	—	—	—	—	—	17,128
Tax benefit of option exercises	—	—	4,754	—	—	—	—	—	4,754

Restricted stock:
Shares granted	—	—	1,393	(1,393)	—	—	—	—	—
Amortization of granted shares	—	—	—	3,171	—	—	—	—	3,171
Reduction in grants outstanding	—	—	—	—	—	—	—	—	—
Shares issued	179,530	1	95	—	—	—	—	—	96
Shares repurchased for payment of taxes	(40,100)	—	(980)	—	—	—	—	—	(980)

Stock compensation programs:
Shares granted	—	—	(1,188)	1,188	—	—	—	—	—
Amortization of granted shares	—	—	—	6,027	—	—	—	—	6,027
Reduction in grants outstanding	—	—	(399)	399	—	—	—	—	—
Shares issued	—	—	—	—	—	—	—	—	—
Shares repurchased for payment of taxes	—	—	—	—	—	—	—	—	—

Stock purchase programs:
Shares issued	130,322	1	3,255	—	—	—	—	—	3,256
Shares repurchased for payment of taxes	—	—	—	—	—	—	—	—	—

Shares held by subsidiary (1)	—	—	—	—	—	(42,856)	—	—	(42,856)

Cumulative effect of foreign currency translation adjustments	—	—	—	—	—	—	—	(28,747)	(28,747)

Balances at
June 30, 2005	34,229,868	$341	599,913	(24,672)	21,065	(101,754)	(530)	(8,365)	$485,998

(1) Shares repurchased under our share repurchase programs are not cancelled, but are held by one of our subsidiaries. The 3,323,700 shares we have repurchased through June 30, 2005 are included in the 34,229,868 shares total of our common stock account, but are excluded from our share count for purposes of calculating earnings per share.

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
($ in thousands)
(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004

Cash flows from operating activities:
Cash flows from earnings:
Net income (loss)	$16,169	(1,019)
Reconciliation of net income (loss) to net cash provided by earnings:
Depreciation and amortization	16,645	16,243
Equity in earnings from unconsolidated ventures	(3,738)	(9,039)
Operating distributions from real estate ventures	5,367	6,721
Provision for loss on receivables and other assets	1,877	(170)
Amortization of deferred compensation	10,748	7,936
Amortization of debt issuance costs	337	2,040
Net cash provided by earnings	47,405	22,712

Cash flows from changes in working capital:
Receivables	59,881	25,665
Prepaid expenses and other assets	(2,489)	(8,100)
Deferred tax assets	3,187	(8,966)
Accounts payable, accrued liabilities and accrued compensation	(165,049)	(47,448)
Net cash flows from changes in working capital	(104,470)	(38,849)
Net cash used in operating activities	(57,065)	(16,137)

Cash flows from investing activities:
Net capital additions—property and equipment	(12,812)	(10,441)
Acquisitions of businesses	(4,500)	—
Investments in real estate ventures:
Capital contributions and advances to real estate ventures	(15,664)	(4,800)
Distributions, repayments of advances and sale of investments	5,778	11,383
Net cash used in investing activities	(27,198)	(3,858)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	380,772	310,031
Repayments of borrowings under credit facilities	(286,711)	(112,160)
Redemption of Senior Notes, net of costs	—	(203,209)
Shares repurchased for payment of taxes on stock awards	(980)	—
Shares repurchased under share repurchase program	(42,856)	(20,216)
Common stock issued under stock option plan and stock purchase programs	25,234	6,906
Net cash provided by (used in) financing activities	75,459	(18,648)

Net decrease in cash and cash equivalents	(8,804)	(38,643)
Cash and cash equivalents, January 1	30,143	63,105
Cash and cash equivalents, June 30	$21,339	24,462

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,667	8,340
Income taxes, net of refunds	10,319	4,468

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

(1) Summary of Significant Accounting Policies

Interim Information

Our consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for the Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on clients’ returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended June 30, 2005 and 2004 are not indicative of the results to be obtained for the full fiscal year.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

Beginning in the fourth quarter 2004, we reclassified ”equity in earnings from unconsolidated ventures” from “total revenue” to a separate line on the consolidated statements of operations after ”operating income”. This change has the effect of reducing the amounts of ”total revenue” and ”operating income” originally reported, for the three and six months ended June 30, 2004, by the amount of equity earnings. However, for segment reporting purposes, we continue to reflect ”equity in earnings from unconsolidated ventures” within ”total revenue”. See Note 2 for ”equity earnings (losses)” reflected within revenues for the Americas, Europe and Investment Management segments, as well as the discussion of how the Chief Operating Decision Maker (as defined in Note 2) measures segment results with “equity earnings (losses)” included in segment revenues.

The following table lists total revenue and operating income as originally reported in the quarterly report for the three and six months ended June 30, 2004, and lists the reclassification as discussed above, as well as the reclassified amounts ($ in thousands):

	Three Months Ended	Six Months Ended
	June 30 , 2004	June 30 , 2004

Total revenue, as originally reported	$270,910	$493,696
Reclassification: Equity in earnings from unconsolidated ventures	(6,916)	(9,039)
Total revenue, as reclassified	263,994	484,657

Operating income, as originally reported	22,240	17,602
Operating income, as reclassified	$15,324	$8,563

Principles of Consolidation

Our financial statements include the accounts of Jones Lang LaSalle and its majority-owned-and-controlled subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated ventures over which we exercise significant influence, but not control, are accounted for by the equity method. Under this method we maintain an investment account, which is increased by contributions made and our share of net income of the unconsolidated ventures, and decreased by distributions received and our share of net losses of the unconsolidated ventures. Our share of each unconsolidated venture’s net income or loss, including gains and losses from capital transactions, is reflected in our statements of operations as "equity in earnings from unconsolidated ventures." Investments in unconsolidated ventures over which we are not able to exercise significant influence are accounted for under the cost method. Under the cost method our investment account is increased by contributions made and decreased by distributions representing return of capital.

Investments in Real Estate Ventures

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We apply the provisions of the following guidance when accounting for these interests:

•	FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46-R”)
•	AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”)
•	Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”)
•	EITF Topic No. D-46, “Accounting for Limited Partnership Investments” (“EITF D-46”)

The application of FIN 46-R, SOP 78-9, APB 18 and EITF D-46 generally results in accounting for these interests under the equity method in the accompanying consolidated financial statements due to the nature of our non-controlling ownership.

Additionally, in June 2005, the Financial Accounting Standards Board ratified EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). We are applying the provisions of EITF 04-5 to limited partnerships or similar entities newly formed or modified after June 29, 2005 in which we hold a general partner or equivalent interest. EITF 04-5 will be effective beginning January 1, 2006 for all other limited partnerships or similar entities in which we hold a general partner or equivalent interest.

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

Most of our service contracts are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated approximately $112.6 million and $101.7 million for the three months ended June 30, 2005 and 2004, respectively. Such costs aggregated approximately $225.1 million and $206.9 million for the six months ended June 30, 2005 and 2004, respectively. This treatment has no impact on operating income, net income or cash flows.

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

The following table provides net income, and pro forma net income per common share as if the fair value-based method had been applied to all awards ($ in thousands, except share data):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Net income (loss), as reported	$24,751	5,067	16,169	(1,019)

Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	4,786	3,687	8,832	6,157

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax benefits	(5,781)	(4,529)	(10,125)	(7,210)

Pro forma net income (loss)	$23,756	4,225	14,876	(2,072)

Net income (loss) per share:
Basic - as reported	$0.80	0.17	0.52	(0.03)
Basic - pro forma	$0.77	0.14	0.48	(0.07)
Diluted - as reported	$0.74	0.16	0.48	(0.03)
Diluted - pro forma	$0.71	0.13	0.44	(0.07)

Earnings (Loss) Per Share

For the three months ended June 30, 2005 and 2004, we calculated basic earnings per common share using basic weighted average shares outstanding of 31.0 million and 30.4 million shares, respectively. For the three months ended June 30, 2005 and 2004, we calculated diluted earnings per common share using diluted weighted average shares outstanding of 33.5 million and 32.7 million shares, respectively. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods. In addition, we did not include in the weighted average shares outstanding the 3,323,700 or 1,506,600 shares that had been repurchased as of June 30, 2005 and 2004, respectively, and which are held by one of our subsidiaries. See Part II, Item 2 for additional information on share repurchases.

Comprehensive Income (Loss)

For the three and six months ended June 30, 2005 and 2004, we calculated comprehensive income (loss) as follows:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Net income (loss)	$24,751	5,067	16,169	(1,019)

Other comprehensive income (loss):
Foreign currency translation adjustments	(19,628)	(6,315)	(28,747)	1,391

Comprehensive income (loss)	$5,123	(1,248)	(12,578)	372

Derivatives and Hedging Activities

We apply FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by FASB Statement No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities", when accounting for derivatives and hedging activities.

As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage specific elements of foreign currency risk. At June 30, 2005, we had forward exchange contracts in effect with a gross notional value of $292.6 million ($252.5 million on a net basis) and a market and carrying loss of $0.6 million.

We require that hedging derivative instruments be effective in reducing the exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting treatment. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with changes in unrealized gains or losses recognized currently in earnings.

We hedge any foreign currency exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on our earnings of the unrealized gain on foreign currency contracts, offset by the loss resulting from remeasurement of foreign currency transactions, during the three and six months ended June 30, 2005 was not significant.

Foreign Currency Translation

The financial statements of our subsidiaries located outside the United States, except those subsidiaries located in highly inflationary economies, are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date with the resulting translation adjustments included in our balance sheet as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)) and in our disclosure of comprehensive income (loss) above. Income and expenses are translated at the average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings. For subsidiaries operating in highly inflationary economies, the associated gains and losses from balance sheet translation adjustments are included in net earnings.

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

SFAS 123-R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123-R also will be recognized as of the required effective date. Management has not yet determined the impact that the application of SFAS 123-R will have on our financial reporting.

Accounting for General Partner Interests in a Limited Partnership
In June 2005, the FASB ratified EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and therefore should consolidate the limited partnership in its financial statements. To overcome the presumption of control, and thereby account for a general partner investment in a limited partnership on the equity method, EITF 04-5 requires the general partner to grant certain rights to the limited partners. EITF 04-5 applies to limited partnerships created or amended after June 29, 2005, and to all other limited partnerships effective January 1, 2006. EITF 04-5 also applies to entities similar to limited partnerships, such as limited liability companies with governing provisions that are the functional equivalent of a limited partnership.

Consolidation of existing limited partnerships (or similar entities) in which we have a general partner (or similar) interest would result in a material increase in the amount of assets and liabilities reported in our balance sheet. However, management is considering whether it will amend partnership agreements affected by EITF 04-5 to grant limited partner rights sufficient to overcome the EITF 04-5 control presumption, and thereby retain equity method accounting for those interests.

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

Our measure of segment operating results excludes non-recurring and restructuring charges (credits). See Note 3 for a detailed discussion of these non-recurring and restructuring charges (credits). We have determined that it is not meaningful to investors to allocate these non-recurring and restructuring charges (credits) to our segments. Also, for segment reporting we continue to show equity earnings from unconsolidated ventures within our revenue line, especially since it is an integral part of our Investment Management segment. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without non-recurring and restructuring charges (credits), but with equity earnings from unconsolidated ventures included in segment revenues. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

We have reclassified certain prior year amounts to conform with the current presentation. These reclassifications are discussed in Note 1.

Summarized unaudited financial information by business segment for the three and six months ended June 30, 2005 and 2004 are as follows ($ in thousands):

Investor and Occupier Services	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Americas
Revenue:
Implementation services	$41,940	37,917	69,039	61,993
Management services	49,405	41,305	94,388	79,296
Equity earnings	182	—	181	467
Other services	2,174	1,465	3,751	2,742
Intersegment revenue	240	299	529	381
	93,941	80,986	167,888	144,879
Operating expenses:
Compensation, operating and administrative services	82,550	69,925	157,887	131,040
Depreciation and amortization	3,671	3,361	7,283	7,024
Operating income	$7,720	7,700	2,718	6,815

Europe
Revenue:
Implementation services	$92,969	75,971	151,986	141,602
Management services	24,409	24,326	47,873	46,724
Equity losses	(226)	—	(226)	—
Other services	2,785	2,077	5,358	3,956
	119,937	102,374	204,991	192,282
Operating expenses:
Compensation, operating and administrative services	111,409	94,626	201,881	183,656
Depreciation and amortization	2,454	2,676	5,005	5,455
Operating income (loss)	$6,074	5,072	(1,895)	3,171

Asia Pacific
Revenue:
Implementation services	$41,312	30,233	66,212	49,406
Management services	26,263	21,271	49,706	41,933
Other services	943	409	1,535	757
	68,518	51,913	117,453	92,096
Operating expenses:
Compensation, operating and administrative services	58,593	49,238	109,140	92,432
Depreciation and amortization	1,863	1,589	3,668	3,145
Operating income (loss)	$8,062	1,086	4,645	(3,481)

Investment Management
Revenue:
Implementation and other services	$8,989	3,454	10,891	4,918
Advisory fees	32,518	24,325	60,768	50,021
Incentive fees	1,381	1,243	3,757	1,311
Equity earnings	4,674	6,914	3,783	8,570
	47,562	35,936	79,199	64,820
Operating expenses:
Compensation, operating and administrative services	34,787	28,149	62,436	54,034
Depreciation and amortization	347	317	690	621
Operating income	$12,428	7,470	16,073	10,165

Segment Reconciling Items:
Total segment revenue	$329,958	271,209	569,531	494,077
Intersegment revenue eliminations	(240)	(299)	(529)	(381)
Equity earnings reclassified	(4,630)	(6,914)	(3,738)	(9,037)
Total revenue	325,088	263,996	565,264	484,659

Total segment operating expenses	295,674	249,881	547,990	477,407
Intersegment operating expense eliminations	(240)	(299)	(529)	(381)
Total operating expenses before non-recurring and restructuring charges (credits)	295,434	249,582	547,461	477,026
Non-recurring and restructuring charges (credits)	(250)	(910)	(1,819)	(930)
Operating income	$29,904	15,324	19,622	8,563

(3) Non-Recurring and Restructuring Charges (Credits)

For the three months ended June 30, 2005, we recorded a credit of $0.2 million to non-recurring compensation and benefits expense. The credit relates to provisions for severance under the 2002 restructuring program. For the six months ended June 30, 2005, we recorded credits of $1.8 million to non-recurring expense. The credits were comprised of the $0.2 million for compensation and benefits recorded in the second quarter, and $1.6 million for operating, administrative and other costs in the first quarter related to the abandonment of the property management software system described below. For the three and six months ended June 30, 2004, we recorded credits of $0.9 million and $0.9 million, respectively, to non-recurring expense. This activity consists of the following elements ($ in millions):

Non-recurring & Restructuring Charges (Credits)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Land Investment and Development Group	$—	(1.3)	—	(1.3)

Abandonment of Property Management Software System:
Compensation and benefits	—	0.1	—	0.1
Operating, administrative and other	—	0.2	(1.6)	0.4

2002 Restructuring Program:
Compensation and benefits	(0.2)	—	(0.2)	(0.2)
Operating, administrative and other	—	0.1	—	0.1
Total Non-recurring & Restructuring Charges (Credits)	$(0.2)	(0.9)	(1.8)	(0.9)

Land Investment and Development Group

As part of our broad-based business restructuring in the second half of 2001, we disposed of our Americas Development Group, although we retained an interest in certain investments the group had originated. In the second quarter of 2004, we liquidated the final Development Group investment and recorded a gain of $1.3 million to non-recurring expense.

Abandonment of Property Management Software System

In the second quarter of 2003, we concluded that the potential benefits from successfully correcting deficiencies of a property management software system that was in the process of being implemented in Australia were not justified by the costs that would have to be incurred to do so. As a result of this decision, we recorded a charge of $5.1 million to non-recurring expense in 2003. For the three and six months ended June 30, 2004, we recorded $0.2 million and $0.4 million, respectively, to non-recurring expense for legal expenses associated with the settlement process. We implemented a transition plan to an existing alternative system and have used this system from July 1, 2003.

Non-recurring and restructuring expense for the year ended 2004 included a credit of $4.3 million for cash received as part of the settlement of litigation related to the abandonment of the property management software system. The first quarter of 2005 included a credit of $1.6 million for additional cash received related to this settlement. Two additional installments totaling AUS$1.8 million ($1.4 million at June 30, 2005 exchange rates) are to be received through December 2005. Each of these future installments will be recorded as a credit to non-recurring expense when the cash is received. In connection with the agreement, each of the parties has released the other from further liabilities with respect to the underlying dispute and has agreed to certain other terms typical for a settlement of this kind.

Business Restructuring

Business restructuring charges include severance and professional fees associated with the realignment of our business. The “2002 Restructuring Program” in the table above refers to a four percent reduction in workforce in December 2002 to meet expected global economic conditions. As such, we recorded $12.7 million in non-recurring compensation and benefits expense related to severance and certain professional fees, and $0.6 million in non-recurring operating, administrative and other expense in 2002, primarily related to the lease cost of excess space. The $12.7 million originally estimated, which had been adjusted down to $10.4 million through March 31, 2005, was adjusted down to $10.2 million as of June 30, 2005. This total of $10.2 million had been paid at June 30, 2005.

In general, the actual costs incurred related to business restructurings have varied from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law, developments in the underlying business resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions. As a result of the above, we recorded a net credit of $0.2 million back to non-recurring compensation and benefits in the second quarter of 2005, as well as a net credit of $0.2 million back to non-recurring compensation and benefits in the first quarter of 2004. The credit taken in the second quarter of 2005 concludes the use of reserves related to the 2002 Restructuring Program.

Non-Recurring and Restructuring Charges (Credits) by Segment

The following table displays the net charges (credits) incurred by segment for the three and six months ended June 30, 2005 and 2004 ($ in millions):

Non-recurring & Restructuring Charges (Credits)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Investor and Occupier Services:
Americas	$—	(1.3)	—	(1.4)
Europe	(0.2)	0.1	(0.2)	—
Asia Pacific	—	0.3	(1.6)	0.5

Investment Management	—	—	—	—
Corporate	—	—	—	—
Total Non-recurring & Restructuring Charges (Credits)	$(0.2)	(0.9)	(1.8)	(0.9)

(4) Investments in Real Estate Ventures

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally are entitled to operating distributions in accordance with our respective ownership interests. Our exposure to liabilities and losses of these ventures is limited to our existing capital contributions and remaining capital commitments. In the normal course of business, certain of our wholly-owned subsidiaries may enter into forward purchase commitments on behalf of certain ventures; however, financial exposure to such commitments is fully assigned to the respective real estate venture.

For real estate limited partnerships in which the Company is a general partner, we apply the guidance set forth in FIN 46-R and SOP 78-9, and will apply the guidance in EITF 04-5, in evaluating the control the Company has over the limited partnership. These entities are generally well-capitalized and grant the limited partners important rights, such as the right to replace the general partner without cause, approve the sale or refinancing of the principal partnership assets, or approve the acquisition of principal partnership assets. Such general partner interests have been accounted for under the equity method through June 30, 2005.

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

As of June 30, 2005, we have total investments and loans of $78.8 million in approximately 25 separate property or fund co-investments. Within this $78.8 million, loans of $3.9 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008. With respect to certain co-investment indebtedness, in the event that the underlying co-investment loans default, we also have repayment guarantees to third-party financial institutions of $0.7 million outstanding at June 30, 2005.

Following is a table summarizing our investments in real estate ventures ($ in millions):

Type of Interest	Percent Ownership of Real Estate Limited Partnership Venture	Accounting Method	Carrying Value

General partner	0% to 1%	Equity	$0.3
Limited partner with advisory agreements	<1% to 47.85%	Equity	77.8
Equity method			$78.1
Limited partner without advisory agreements	<1% to 5%	Cost	0.7
Total			$78.8

•  LaSalle Investment Company - LaSalle Investment Company ("LIC"), formerly referred to as LaSalle Investment Limited Partnership, is a series of four parallel limited partnerships, which serve as our investment vehicle for substantially all new co-investments. LIC invests in certain real estate ventures that own and operate commercial real estate. LIC generally invests via limited partnerships and intends to own 20% or less of the respective ventures. Our capital commitment to LIC is euro 150 million. Through June 30, 2005, we funded euro 50.9 million to LIC. Therefore, as of June 30, 2005, we have a remaining unfunded commitment of euro 99.1 million ($120.0 million).

We have an effective 47.85% ownership interest in LIC; primarily institutional investors hold the remaining 52.15% interest in LIC. In addition, a non-executive Director of Jones Lang LaSalle is an investor in LIC on equivalent terms to other investors. Our investment in LIC is accounted for under the equity method of accounting in the accompanying consolidated financial statements. At June 30, 2005, LIC has unfunded capital commitments to underlying real estate ventures of $153.0 million, of which our 47.85% share is $73.2 million, for future fundings of co-investments. LIC’s exposure to liabilities and losses of the ventures is limited to its existing capital contributions and remaining capital commitments. We expect that LIC will draw down on our commitment over the next three to five years. Additionally, our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investment products. The purpose of this is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital.

For the six months ended June 30, 2005, we funded a net $9.9 million related to co-investment activity. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2005 is anticipated to be between $20 and $25 million (planned co-investment less return of capital from liquidated co-investments).

As of June 30, 2005, LIC maintains a euro 75 million ($90.8 million) revolving credit facility (the "LIC Facility") principally for its working capital needs. The LIC Facility contains a credit rating trigger (related to the credit rating of one of LIC’s investors who is unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the LIC Facility would be in default and would need to be repaid. This would require us to fund our pro-rata share of the then outstanding balance on the LIC Facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC Facility were fully drawn, would be euro 35.9 million ($43.5 million). This exposure is included within and will never be more than our remaining unfunded commitment to LIC of euro 99.1 million ($120.0 million) discussed above. As of June 30, 2005, LIC had euro 1.5 million ($1.8 million) of outstanding borrowings on the LIC Facility.

•  Impairment - For the three and six months ended June 30, 3005, we have recorded net impairment charges in “equity in earnings from unconsolidated ventures” of $0.3 million and $1.5 million, respectively, representing our equity share of the impairment charge against individual assets held by these ventures. For the three and six months ended June 30, 2004, we recorded such charges to equity earnings of $0.2 million and $0.2 million, respectively.

(5) Accounting for Business Combinations, Goodwill and Other Intangible Assets

We have $346.4 million of unamortized intangibles and goodwill as of June 30, 2005 that are subject to the provisions of SFAS 142. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $346.4 million of unamortized intangibles and goodwill, $339.3 million represents goodwill with indefinite useful lives, which we ceased amortizing beginning January 1, 2002. The remaining $7.1 million of identifiable intangibles (principally representing management contracts acquired) are amortized over their remaining definite useful lives.

“Acquisitions” detailed in the table below relate to the acquisition of ThompsonCalhounFair Hotel Brokerage, a hotel real estate broker and advisory firm, completed June 3, 2005. The acquisition extends the Americas’ service delivery capabilities to clients operating in the select service hotel sector. The purchase price was determined to be $4.5 million, plus or minus adjustments for current assets less current liabilities accrued at the closing date. Additionally, a contingent payment of 24.5 percent of net operating income generated by the hotel real estate broker and advisory business for the year after the close of the acquisition will be paid next year. Acquired existing contract relationships valued at $1.1 million and goodwill of $3.4 million were recorded in conjunction with the transaction.

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
	Americas	Europe	Asia Pacific	Investment Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2005	$181,530	69,259	94,883	36,032	381,704
Additions	3,433	—	—	—	3,433
Reclassifications	—	5,583	—	(5,583)	—
Impact of exchange rate movements	—	(5,328)	(1,036)	(1,746)	(8,110)

Balance as of June 30, 2005	184,963	69,514	93,847	28,703	377,027

Accumulated Amortization

Balance as of January 1, 2005	$(15,458)	(5,127)	(6,733)	(11,072)	(38,390)
Reclassifications	—	(1,270)	—	1,270	—
Impact of exchange rate movements	1	446	(21)	289	715

Balance as of June 30, 2005	(15,457)	(5,951)	(6,754)	(9,513)	(37,675)

Net book value as of June 30, 2005	$169,506	63,563	87,093	19,190	339,352

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
	Americas	Europe	Asia Pacific	Investment Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2005	$39,925	783	3,172	5,712	49,592
Additions	1,163	—	—	—	1,163
Impact of exchange rate movements	65	(52)	(76)	(377)	(440)

Balance as of June 30, 2005	41,153	731	3,096	5,335	50,315

Accumulated Amortization

Balance as of January 1, 2005	$(32,440)	(612)	(2,478)	(5,712)	(41,242)
Amortization expense	(2,372)	—	(197)	—	(2,569)
Impact of exchange rate movements	(3)	18	159	377	551

Balance as of June 30, 2005	$(34,815)	(594)	(2,516)	(5,335)	(43,260)

Net book value	$6,338	137	580	—	7,055

The following table sets forth the estimated future amortization expense of our intangibles with definite useful lives:

Estimated Annual Amortization Expense

Remaining 2005 amortization	$2.7 million
For year ended December 31, 2006	$4.1 million
For year ended December 31, 2007	$0.3 million

(6) Retirement Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost consisted of the following for the six months ended June 30, 2005 and 2004 ($ in thousands):

	2005	2004

Employer service cost - benefits earned during the year	$1,645	1,399
Interest cost on projected benefit obligation	4,094	3,579
Expected return on plan assets	(4,765)	(4,395)
Net amortization/deferrals	196	17
Recognized actual loss	90	—
Net periodic pension cost	$1,260	600

In the six months ended June 30, 2005, we have made $1.8 million in payments to our defined benefit pension plans. We expect to contribute a total of $4.0 million to our defined benefit pension plans in 2005. We made $3.9 million of contributions to these plans in the twelve months ended December 31, 2004, $1.6 million of which had been contributed by June 30, 2004.

(7) Commitments and Contingencies

As of June 30, 2005, Jones Lang LaSalle and certain of our subsidiaries had $0.7 million of co-investment indebtedness guarantees outstanding to third-party lenders. We apply FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to recognize and measure the provisions of guarantees. The $0.7 million represents the maximum future payments that Jones Lang LaSalle could be required to make under such guarantees. These guarantees relate to collateralized borrowings by project-level entities, and certain of the guarantees have terms extending out until 2007. Repayment could be requested by the third-party lenders in the event that one of the project level entities fails to repay its borrowing. We do not expect to incur any material losses under these guarantees.

Jones Lang LaSalle and certain of our subsidiaries guarantee our $325 million revolving credit facility more particularly described below in Item 2 under “Liquidity and Capital Resources.” In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to repay its borrowing on an overdraft facility. The guarantees typically have one-year or two-year maturities. The guarantees of the revolving credit facility and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $36.0 million, of which $10.5 million was outstanding as of June 30, 2005. We have provided guarantees of $27.1 million related to the local overdraft facilities, as well as guarantees related to the $325 million revolving credit facility, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries’ third-party debt.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and six months ended June 30, 2005, included herein, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004, which have been filed with the SEC as part of our 2004 Annual Report on Form 10-K and are also available on our website (www.joneslanglasalle.com).

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

Money Management
LaSalle Investment Management provides money management services for large institutions, both in specialized funds and separate account vehicles, as well as for managers of institutional and, increasingly, retail, real estate funds. Investing money on behalf of clients requires not just asset selection, but also asset value activities that enhance the asset’s performance. The skill set required to succeed in this environment includes knowledge of real estate values — opportunity identification (research), individual asset selection (acquisitions), asset value creation (portfolio management), investor relations and realization of value through disposition. Our competitors in this area tend to be investment banks, fund managers and other financial services firms. They commonly lack the "on-the-ground" real estate expertise that our global market presence provides.

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

For real estate limited partnerships in which the Company is a general partner, we apply the guidance set forth in FIN 46-R and SOP 78-9, and will apply the guidance in EITF 04-5, in evaluating the control the Company has over the limited partnership.  These entities are generally well-capitalized and grant the limited partners important rights, such as the right to replace the general partner without cause, approve the sale or refinancing of the principal partnership assets, or approve the acquisition of principal partnership assets.  Such general partner interests have been accounted for under the equity method through June 30, 2005.

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

For investments in unconsolidated ventures accounted for under the equity method, we maintain an investment account, which is increased by contributions made and our share of net income of the unconsolidated ventures, and decreased by distributions received and our share of net losses of the unconsolidated ventures. Our share of each unconsolidated venture’s net income or loss, including gains and losses from capital transactions, is reflected in our statements of operations as "equity in earnings from unconsolidated ventures." For investments in unconsolidated ventures accounted for under the cost method, our investment account is increased by contributions made and decreased by distributions representing return of capital.

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

Most of our service contracts are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated approximately $112.6 million and $101.7 million for the three months ended June 30, 2005 and 2004, respectively. Such costs aggregated approximately $225.1 million and $206.9 million for the six months ended June 30, 2005 and 2004, respectively. This treatment has no impact on operating income, net income or cash flows.

Asset Impairments
Within our balances of property and equipment used in our business, we have computer equipment and software; leasehold improvements; furniture, fixtures and equipment; and automobiles. The largest assets on our balance sheet are goodwill and other intangibles resulting from a series of acquisitions and one substantial merger. We also invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying consolidated financial statements due to the nature of our non-controlling ownership.

•  Property and Equipment - We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), to recognize and measure impairment of property and equipment owned or under capital lease. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in either the first six months of 2005 or 2004.

•  Goodwill and Other Intangible Assets - We apply SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when accounting for goodwill and other intangible assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groupings in Europe IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2004 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss.

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

We have recorded impairment charges in equity earnings of $1.2 million in the first quarter of 2005, and $0.3 million of such charges in the second quarter of 2005. These charges represent our equity share of the impairment charge against individual assets held by these ventures. There were $0.2 million of such charges to equity earnings in the first quarter of 2004, and no such charges in the second quarter of 2004.

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

Based on our forecasted results for the full year, we have estimated an effective tax rate of 25.4% for 2005. We believe that this is an achievable rate due to the mix of our income and the impact of tax planning activities. For the three and six months ended June 30, 2004, we used an effective tax rate of 28%; we ultimately achieved an effective tax rate of 25.4% for the year ended December 31, 2004.

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

Interim Period Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which is typically paid out to employees in the first quarter of the year after it is earned. In our interim financial statements we accrue for most incentive compensation based on the percentage of revenue and compensation costs recorded to date relative to forecasted revenue and compensation costs for the full year, as substantially all incentive compensation pools are based upon full year revenues and profits. As noted in “Interim Information” of Note 1 to the notes to the consolidated financial statements, revenues and profits for the first three quarters of the year are typically substantially less than the fourth quarter of the year. The impact of this incentive compensation accrual methodology is that we accrue smaller percentages of incentive compensation in the first three quarters of the year, compared to the percentage of our incentive compensation accrued in the fourth quarter. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees. Incentive compensation pools that are not subject to the normal performance criteria are excluded from the standard accrual methodology and accrued for on a straight-line basis.

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

The table below sets forth the deferral estimated at year end, and the adjustment made in the first quarter of the following year to true-up the deferral and related amortization ($ in millions):

	December 31, 2004	December 31, 2003

Deferral of compensation, net of related amortization expense	$10.6	6.7
Decrease to deferred compensation in the first quarter of the following year	(0.9)	(0.4)

The table below sets forth the amortization expense related to the stock ownership program for the three and six months ended June 30, 2005 and 2004 ($ in millions):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Current compensation expense amortization for prior year programs	$2.8	2.2	5.8	4.2
Current deferral net of related amortization	(3.5)	(2.6)	(4.5)	(3.5)

Accounting for Self-insurance Programs
In our Americas business, and in common with many other American companies, we have chosen to retain certain risks regarding health insurance and workers’ compensation rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future developments. We engage the services of an independent actuary on an annual basis to assist us in quantifying our potential exposure. Additionally, we supplement our traditional global insurance program by the use of a captive insurance company to provide professional indemnity and employment practices insurance on a “claims made” basis. As these types of claims can be complex and take a number of years to resolve, we are required to estimate the ultimate cost of claims.

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

During the second quarter of 2005, an analysis of claim expense run-off was performed related to the 2003 and 2004 reserves, resulting in a decision to release $1.2 million to the income statement in that quarter, of which $0.5 million was recorded as a reduction in compensation and benefits expenses and $0.7 million was recorded as a reduction in cost related to the management services business.

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the programs related to 2005 and 2004 are $5.3 million and $0.2 million, respectively, at June 30, 2005.

The table below sets out certain information related to the cost of this program for the three and six months ended June 30, 2005 and 2004 ($ in millions):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Expense to Company	$2.6	2.2	5.2	4.4
Employee contributions	0.6	0.5	1.2	1.0
Adjustment to prior year reserve	(0.5)	—	(0.5)	—
Total program cost	$2.7	2.7	5.9	5.4

•  Workers’ Compensation Insurance - Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for worker’s compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using the various state rates based on job classifications, engaging on an annual basis in the third quarter, an independent actuary who specializes in workers’ compensation to estimate our exposure based on actual experience. Given the significant judgmental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. We accrue for the estimated adjustment to revenues for the differences between the actuarial estimate and our reserve on a periodic basis. The credit taken to revenue for the three months ended June 30, 2005 and 2004 was $0.5 million and $0.5 million, respectively. The credit taken to revenue for the six months ended June 30, 2005 and 2004 was $1.0 million and $1.0 million, respectively.

The reserve balances were $8.1 million and $7.3 million, as of June 30, 2005 and 2004 respectively.

•  Captive Insurance Company - In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a captive insurance company to provide professional indemnity and employment practices liability insurance coverage on a "claims made" basis. In the past, we have utilized the captive insurer in certain of our international operations, but effective March 31, 2004, as part of the renewal of our global professional indemnity insurance program, we expanded the scope of the use of the captive to provide professional indemnity coverage to our entire business. This expansion has increased the level of risk retained by our captive to up to $2.5 million per claim (dependent upon location) and up to $12.5 million in the aggregate.

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

The reserves, which can relate to multiple years, were $7.6 million and $3.9 million, as of June 30, 2005 and 2004 respectively.

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

Foreign Currency

We operate in a variety of currencies in over 35 countries, but report our results in U.S. dollars. This means that our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility makes it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, gradually strengthened against the U.S. dollar from mid-2002 into early 2005. This means that for those businesses located in jurisdictions that utilize these currencies, the reported U.S. dollar revenues and expenses demonstrated an apparent growth rate which has not been consistent with the real underlying growth rate in the local operations over the course of the period.

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

	Pounds Sterling	Euro	Australian Dollar	US Dollar	Other	Total

Revenues
Q1, 2005	$52.1	37.4	19.9	81.9	48.9	240.2
Q2, 2005	66.4	52.1	28.0	105.6	73.0	325.1
	118.5	89.5	47.9	187.5	121.9	565.3

Q1, 2004	$50.5	43.1	17.6	76.2	33.3	220.7
Q2, 2004	56.4	49.0	23.4	82.7	52.5	264.0
	106.9	92.1	41.0	158.9	85.8	484.7

Operating Income (Loss)
Q1, 2005	$0.4	(3.3)	(0.7)	(8.9)	2.2	(10.3)
Q2, 2005	1.6	3.6	5.4	4.4	14.9	29.9
	2.0	0.3	4.7	(4.5)	17.1	19.6

Q1, 2004	$(2.5)	4.4	(1.5)	(5.1)	(2.0)	(6.7)
Q2, 2004	1.8	4.8	1.9	2.5	4.3	15.3
	(0.7)	9.2	0.4	(2.6)	2.3	8.6

Average Exchange Rates (U.S. dollar equivalent of one foreign currency unit)
Q1, 2005	1.890	1.311	0.777	N/A	N/A	N/A
Q2, 2005	1.856	1.259	0.769	N/A	N/A	N/A

Q1, 2004	1.842	1.246	0.764	N/A	N/A	N/A
Q2, 2004	1.829	1.215	0.694	N/A	N/A	N/A

Seasonality

Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for our Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. Our Investment Management segment earns performance fees on clients’ returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended June 30, 2005 and 2004 are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications

Beginning in the fourth quarter 2004, we reclassified ”equity in earnings from unconsolidated ventures” from ”total revenue” to a separate line on the consolidated statements of operations after ”operating income”. This change has the effect of reducing the amounts of ”total revenue” and ”operating income” originally reported, for the three and six months ended June 30, 2004, by the amount of equity earnings (losses). However, for segment reporting purposes, we continue to reflect ”equity in earnings from unconsolidated ventures” within ”total revenue”. See Note 2 of the notes to consolidated financial statements for “equity earnings (losses)” reflected within revenues for the Americas, Europe and Investment Management segments, as well as discussion of how the Chief Operating Decision Maker measures segment results with “equity earnings (losses)” included in segment revenues.

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

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

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Increase (Decrease) in U.S. Dollars		% Change in Local Currency
Total revenue	$325.1	$264.0	$61.1	23%	20%
Compensation & benefits	209.6	175.4	34.2	19%	17%
Operating, administrative & other	77.5	66.3	11.2	17%	15%
Depreciation & amortization	8.3	7.9	0.4	5%	3%
Non-recurring	(0.2)	(0.9)	0.7	n.m.	n.m.
Total operating expenses	295.2	248.7	46.5	19%	16%
Operating income	$29.9	$15.3	$14.6	95%	89%
(n.m. - not meaningful)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Increase (Decrease) in U.S. Dollars		% Change in Local Currency
Total revenue	$565.3	$484.7	$80.6	17%	14%
Compensation & benefits	381.8	330.5	51.3	16%	13%
Operating, administrative & other	149.0	130.3	18.7	14%	12%
Depreciation & amortization	16.6	16.2	0.4	2%	1%
Non-recurring	(1.8)	(0.9)	(0.9)	n.m.	n.m.
Total operating expenses	545.6	476.1	69.5	15%	12%
Operating income	$19.6	$8.6	$11.0	n.m.	n.m.
(n.m. - not meaningful)

Revenue

All segments of the firm reported year-over-year improvements in revenue for both the quarter and the first half of this year. For the quarter, revenues increased 23 percent in U.S. dollars, 20 percent in local currencies, to $325.1 million from $264.0 million in 2004. Revenues increased 17 percent in U.S. dollars, 14 percent in local currencies, to $565.3 million for the first half of 2005 compared to $484.7 million for the same period in 2004.

Growth in Asia Pacific, the result of market-share expansion and economic improvement, and the strong quarter of LaSalle Investment Management, were the important contributors to increased revenues and operating income in the 2005 second quarter. Revenues from Asia Pacific increased 32 percent year over year in U.S. dollars, 26 percent in local currencies. This led to an increase in Asia Pacific’s operating income over the prior year by $7.0 million in the quarter and $8.1 million year to date. LaSalle Investment Management benefited in the quarter from significant advisory fees earned with the closing of the newest fund in Asia and from transaction fees from both asset acquisitions and dispositions. Revenues in this business were up 32 percent for the quarter and 22 percent in U.S. dollars for the first half of the year compared with the same periods in 2004, while operating income increased $5.0 million and $5.9 million for the quarter and year to date, respectively.

Operating Expenses

Operating expenses were $295.2 million for second quarter of 2005 and $248.7 million for the same period in 2004, an increase of 19 percent in U.S. dollars, 16 percent in local currencies. Operating expenses for the first half of the year increased 15 percent in U.S. dollars and 12 percent in local currencies from the prior year. The increase included continuing investments to strengthen the firm’s positions in key local and regional markets as well as extending its global service lines of Investment Management, Corporate Solutions and Capital Markets. The increase also included higher accrued incentive compensation, reflecting the accelerated timing of revenues compared with the prior year.

Interest Expense and 2004 Loss on Extinguishment of Senior Notes

Interest expense for the second quarter of 2005 was $1.4 million, compared with $15.2 million for the same period in 2004, and $1.7 million for the first half of 2005, compared with $19.0 million for the same period in 2004. The prior year’s interest expense included an $11.6 million expense incurred in June 2004 related to a loss on the early redemption of the 9 percent Senior Notes. As a result of this redemption, the firm’s effective interest rate decreased significantly in the first half of 2005 compared with the same period of 2004. Net debt as of June 30, 2005 was $132 million, a $45 million reduction from the prior year.

Provision for Income Taxes

The estimated effective tax rate for the second quarter and year to date for 2005 was 25.4 percent, as compared with 28.0 percent for the same period last year. This rate improvement was achieved through disciplined global tax planning and is expected to be sustainable for the full year.

Net Income (Loss)

The Company reported net income for the 2005 second quarter of $24.8 million, or $0.74 per diluted share of common stock, and net income of $16.2 million, or $0.48 per share, for year-to-date 2005. In 2004, net income for the second quarter was $5.1 million, or $0.16 per share, with a year-to-date net loss of $1.0 million, or ($0.03) per share. Included in the prior year’s second quarter figures was a $0.26 per share expense related to a loss on the early redemption of the firm’s 9 percent Senior Notes.

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

We have not allocated non-recurring and restructuring charges (credits) to the business segments for segment reporting purposes; therefore, these costs are not included in the discussions below. Also, for segment reporting we continue to show equity in earnings from unconsolidated ventures within our revenue line, especially since equity earnings is a very integral part of our Investment Management segment.

Investor and Occupier Services

Americas
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Increase(Decrease)	% Change

Revenue	$93.9	$81.0	$12.9	16%
Operating expense	86.2	73.3	12.9	18%
Operating income	$7.7	$7.7	$-	-

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Increase(Decrease)	% Change

Revenue	$167.9	$144.9	$23.0	16%
Operating expense	165.2	138.1	27.1	20%
Operating income	$2.7	$6.8	$(4.1)	(60%)

The Americas region maintained its momentum into the second quarter of 2005, reporting a 16 percent year-over-year increase in total revenues for both the quarter and the first half of the year. Management services revenues increased 20 percent for the quarter, 19 percent year to date, while transaction revenues grew 11 percent for both the quarter and the first half compared with 2004. The Real Estate Occupier Services business, marketed as Corporate Solutions, generated over 51 percent of the region’s revenues for the quarter and 52 percent for the first half of the year. Compared with 2004, Corporate Solutions revenues grew 18 percent for the quarter and 16 percent for the first half of the year. Within Corporate Solutions, Project and Development Services revenues increased 31 percent for the quarter and 26 percent year to date while Public Institutions revenues increased 35 percent for the quarter and 52 percent year to date.

During the second quarter, the U.S. Hotels business completed the acquisition of ThompsonCalhounFair Hotel Brokerage, a leading hotel real estate broker and advisory firm. This acquisition extends the region’s service delivery capabilities to clients operating in the select service hotel sector.

Total operating expenses increased 18 percent for the quarter and 20 percent year to date compared with 2004. The increase reflects higher staffing levels necessary to service new client wins, as well as strategic hiring to expand market coverage in both leasing and capital markets. Increased accrued incentive compensation also contributed to the higher operating expenses.

Europe
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Increase(Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$119.9	$102.4	$17.5	17%	14%
Operating expense	113.8	97.3	16.5	17%	13%
Operating income	$6.1	$5.1	$1.0	20%	19%

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Increase(Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$205.0	$192.3	$12.7	7%	3%
Operating expense	206.9	189.1	17.8	9%	6%
Operating income (loss)	$(1.9)	$3.2	$(5.1)	n.m.	n.m.
(n.m. - not meaningful)

The European region’s second-quarter revenues increased 17 percent in U.S. dollars, 14 percent in local currencies, and 7 percent in U.S. dollars, 3 percent in local currencies, for the first half of the year. The strong increase in the quarter resulted in part from the closing of transactions that slipped from the first quarter of 2005. The fourth-quarter 2004 restructuring efforts in Germany, which included realigning resources and hiring a new country leader, are having a positive impact. Revenues in Germany increased 48 percent in the quarter and almost 40 percent year to date in U.S. dollars compared with 2004. Year to date, the English business was up 11 percent in U.S. dollars while the French business declined compared with the prior year, which had benefited from several large capital markets and agency leasing transactions.

Operating expenses increased by 17 percent in U.S. dollars for the quarter year over year and 13 percent in local currencies, while increasing 9 percent in U.S. dollars and 6 percent in local currencies on a year-to-date basis due to accelerated accrued incentive compensation.

Asia Pacific
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Increase(Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$68.5	$51.9	$16.6	32%	26%
Operating expense	60.4	50.8	9.6	19%	14%
Operating income	$8.1	$1.1	$7.0	n.m.	n.m.

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Increase(Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$117.5	$92.1	$25.4	28%	23%
Operating expense	112.8	95.6	17.2	18%	14%
Operating income (loss)	$4.7	$(3.5)	$8.2	n.m.	n.m.

Second quarter revenues for the Asia Pacific region were up 32 percent in U.S. dollars and 26 percent in local currencies from the prior year and, on a year-to-date basis, up 28 and 23 percent in U.S. dollars and local currencies, respectively. Growth for the quarter and year to date in U.S. dollars came from both transaction activity, which grew 37 and 34 percent, respectively, and management services revenues, which grew 23 and 19 percent, respectively. Revenues from growth markets, which include China, Japan and India, increased by 64 percent year to date in U.S. dollars over the prior year. In addition, revenues in Hong Kong, where the firm has a leading market position, increased approximately 30 percent for both the quarter and year-to-date in U.S. dollars. The Asian Hotels business also had a very strong quarter as a result of increased transaction volume and continuing to increase its market share.

Total operating expenses for the Asian region for the second quarter of 2005 increased 19 percent in U.S. dollars, 14 percent in local currencies over the prior year. For the first half of the year, operating expenses were up 18 percent in U.S. dollars and 14 percent in local currencies. The increase is primarily the result of continued investment in people and technology in the growth markets of China, Japan and India, as well as new offices being opened in Macau and Osaka. Increased accrued incentive compensation also contributed to the overall increase in operating expenses.

Investment Management
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Increase(Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$42.9	$29.0	$13.9	48%	45%
Equity earnings	4.7	6.9	(2.2)	(32%)	(32%)
Total revenue	47.6	35.9	11.7	32%	30%
Operating expense	35.2	28.4	6.8	23%	21%
Operating income	$12.4	$7.5	$4.9	66%	65%

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Increase(Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$75.4	$56.2	$19.2	34%	31%
Equity earnings	3.8	8.6	(4.8)	(56%)	(56%)
Total revenue	79.2	64.8	14.4	22%	20%
Operating expense	63.1	54.6	8.5	16%	14%
Operating income	$16.1	$10.2	$5.9	58%	56%

Revenues for the second quarter of 2005 were up 32 percent in U.S. dollars, 30 percent in local currencies, and, year to date, up 22 percent in U.S. dollars and 20 percent in local currencies over the prior year. Contributing to the quarter’s revenues were annuity fees earned earlier in the year than expected from the newest fund in Asia Pacific, together with significant transaction fees from both asset acquisitions and dispositions which occurred earlier in the year than expected. The business continues to emphasize growth in its annuity revenues from advisory fees, which increased 34 percent from 2004 in U.S. dollars for the quarter and 21 percent on a year-to-date basis. Advisory fees accounted for nearly 70 percent of LaSalle Investment Management’s second quarter revenues. Equity earnings were down $2.2 million for the quarter and down $4.8 million year to date, as several larger transactions were closed during the first half of 2004. The overall revenue strength resulted in operating income improvements from 2004 of 66 percent for the quarter and 58 percent for the first half of the year, in U.S. dollars.

Continued strong response from investors to product offerings is resulting in the business being well ahead of its expected capital-raising activities with respect to funds planned for launch during 2005. Acquisitions, which also exceeded expectations for the first half of the year, have resulted in assets under management reaching $28 billion.

Performance Outlook
Overall, the Company benefited from strong performance in the second quarter, amplified by transactions that closed ahead of the seasonal pattern of the prior year. Prior to the Company’s earnings release on July 27, 2005, the full-year consensus analyst expectation for 2005 earnings was $2.40 per fully diluted share. The Company believes that if healthy market conditions continue, earnings of $2.40 per diluted share should be achievable for the year. The Company continues to emphasize growth in annuity revenues as well as enhancement of profit margins in all product and service lines. The Company plans to continue with strategic investments in 2005, balancing the achievement of current performance with ambitious long-term growth objectives.

Consolidated Cash Flows

Cash Flows From Operating Activities

During the six months ended June 30, 2005, cash flows used in operating activities totaled $57.1 million compared to $16.1 million in the first two quarters of 2004. The cash flows from operating activities can be further divided into $47.4 million of cash generated from earnings (compared to $22.7 million over the same period in 2004) and $104.5 million of net working capital used (compared to $38.8 million used in 2004). The $65.7 million increase in net usage of working capital in the current year is primarily due to first quarter 2005 payments for incentive compensation earned and accrued in 2004, which were significantly higher than first quarter 2004 payments for 2003 incentive compensation, partially offset by a decrease in receivables more significant in the first six months of 2005 than in the same period of 2004.

Cash Flows From Investing Activities

We used $27.2 million in investing activities in the six months ended June 30, 2005, compared to using $3.9 million in the first six months of 2004. This $23.3 million increase in cash used is primarily due to funding a net $9.9 million in co-investment activity during the six months ended June 30, 2005, compared to receiving a net $6.6 million from co-investment activity during the first half of 2004. Compared to the prior year, cash used for investing activities also increased due to the acquisition of ThompsonCalhounFair Hotel Brokerage completed during the second quarter of 2005.

Cash Flows From Financing Activities

Financing activities provided $75.5 million of net cash in the first six months of 2005, compared with $18.6 million used in the same period of 2004. The significant increase in cash provided by financing activities in 2005 was largely a result of the focus in 2004 on using cash to repay borrowings, particularly through the redemption of Senior Notes in June 2004. Including the Senior Note redemption, net repayments of debt in the first six months of 2004 were $5.3 million, compared with net borrowings of $94.1 million in the six months ended June 30, 2005.

Liquidity and Capital Resources

Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. Our $325 million unsecured revolving credit facility agreement has a term to 2007. Pricing on this facility ranges from LIBOR plus 100 basis points to LIBOR plus 225 basis points dependent upon our leverage ratio. As of June 30, 2005, our pricing on the revolving credit facility is LIBOR plus 100 basis points. This facility will continue to be utilized for working capital needs, investments and acquisitions.

As of June 30, 2005, we had $139.2 million outstanding under the revolving credit facility. The average borrowing rate on the revolving credit agreement was 3.9 percent in the second quarter of 2005, which compares favorably with our weighted average borrowing rate of 7.7 percent in the second quarter of 2004, comprised of 3.4 percent on the revolving credit agreement and 9.0 percent on Senior Notes (redeemed in June 2004) for the year-ago second quarter. We also had short-term borrowings (including capital lease obligations) of $13.8 million outstanding at June 30, 2005. The short-term borrowings are primarily borrowings by subsidiaries on various interest-bearing overdraft facilities. As of June 30, 2005, $10.5 million of the total short-term borrowings were attributable to local overdraft facilities.

Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility. In addition, we guarantee the local overdraft facilities of certain subsidiaries. As discussed in Note 7 of the notes to consolidated financial statements, we apply FIN 45 to recognize and measure the provisions of guarantees. The guarantees of the revolving credit facility and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $36.0 million, of which $10.5 million was outstanding as of June 30, 2005. We have provided guarantees of $27.1 million related to the local overdraft facilities, as well as guarantees related to the $325 million revolving credit facility, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries’ third-party debt.

With respect to the revolving credit facility, we must maintain a consolidated net worth of at least $392 million and a leverage ratio not exceeding 3.25 to 1. We must also maintain a minimum interest coverage ratio of 2.5 to 1. We are in compliance with all covenants at June 30, 2005. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment as well as capital expenditures. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used during 2004 or the first six months of 2005, and none were outstanding as of June 30, 2005.

We believe that the revolving credit facility, together with local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures, co-investment activity and share repurchases.

With respect to our co-investment activity, we have total investments and loans of $78.8 million as of June 30, 2005 in approximately 25 separate property or fund co-investments. Within this $78.8 million, loans of $3.9 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008. With respect to certain co-investment indebtedness, in the event that the underlying co-investment loans default, we also have repayment guarantees to third-party financial institutions of $0.7 million outstanding at June 30, 2005.

LaSalle Investment Company ("LIC"), our investment vehicle for substantially all new co-investments has invested, and will continue to invest, in certain real estate ventures that own and operate commercial real estate. Our capital commitment to LIC is euro 150 million. Through June 30, 2005, we funded euro 50.9 million to LIC. Therefore, we have a remaining unfunded commitment of euro 99.1 million ($120.0 million) as of June 30, 2005. We have an effective 47.85% ownership interest in LIC; primarily institutional investors hold the remaining 52.15% interest in LIC. In addition, a non-executive Director of Jones Lang LaSalle is an investor in LIC on equivalent terms to other investors. Our investment in LIC is accounted for under the equity method of accounting in the accompanying consolidated financial statements. At June 30, 2005, LIC has unfunded capital commitments of $153.0 million, of which our 47.85% share is $73.2 million, for future fundings of co-investments. LIC’s exposure to liabilities and losses of the ventures is limited to its existing capital contributions and remaining capital commitments. We expect that LIC will draw down on our commitment over the next three to five years. Additionally, our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investment products. The purpose of this is to accelerate capital raising and growth in assets under management. Approvals are handled consistently with those of the firm’s co-investment capital.

For the six months ended June 30, 2005, we funded a net $9.9 million related to co-investment activity. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2005 is anticipated to be between $20 and $25 million (planned co-investment less return of capital from liquidated co-investments).

As of June 30, 2005, LIC maintains a euro 75 million ($90.8 million) revolving credit facility (the "LIC Facility") principally for its working capital needs. The LIC Facility contains a credit rating trigger (related to the credit rating of one of LIC’s investors who is unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the LIC Facility would be in default and would need to be repaid. This would require us to fund our pro-rata share of the then outstanding balance on the LIC Facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC Facility were fully drawn, would be euro 35.9 million ($43.5 million). This exposure is included within and will never be more than our remaining unfunded commitment to LIC of euro 99.1 million ($120.0 million) discussed above. As of June 30, 2005, LIC had euro 1.5 million ($1.8 million) of outstanding borrowings on the LIC Facility.

We repurchased 683,500 shares in the three months ended June 30, 2005 at an average price of $40.39 per share under a share repurchase program approved by our Board of Directors on November 29, 2004. This second quarter activity brings year-to-date repurchases up to 1,023,700 shares, which have been repurchased at an average price of $41.86 per share for a total cost of $42.9 million. Under our current share repurchase program, we are authorized to repurchase up to 1,500,000 shares, of which 1,123,700 total shares have been repurchased through June 30, 2005. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. We have repurchased a total of 3,323,700 shares since the first repurchase program approved by our Board of Directors on October 30, 2002.

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

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the $325 million revolving multi-currency credit facility due in 2007 that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the revolving credit facility were $168.0 million during the three months ended June 30, 2005, and the effective interest rate on that facility was 3.9 percent. As of June 30, 2005, we had $139.2 million outstanding under the revolving credit facility. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2004 or the first six months of 2005, and we had no such agreements outstanding at June 30, 2005.

The effective interest rate on our debt was 3.9 percent for the six months ended June 30, 2005, compared to an average of 8.4 percent for the same period in 2004. The decrease in the effective interest rate is due to a change in the mix of our average borrowings being less heavily weighted towards higher coupon Senior Notes, as the Senior Notes were redeemed in June 2004.

Foreign Exchange

Our revenues outside of the United States totaled 67% and 65% of our total revenues for the six months ended June 30, 2005 and 2004, respectively. Operating in international markets means that we are exposed to movements in these foreign exchange rates, primarily the British pound (21% of revenues for the six months ended June 30, 2005) and the euro (16% of revenues for the six months ended June 30, 2005). Changes in these foreign exchange rates would have the largest impact on translating the results of our international operations into U.S. dollars.

The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our translation exposure to the British pound.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At June 30, 2005, we had forward exchange contracts in effect with a gross notional value of $292.6 million ($252.5 million on a net basis) with a market and carrying loss of $0.6 million.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of June 30, 2005, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1. Legal Proceedings

See Note 7 of the notes to consolidated financial statements for discussion of the Company’s legal proceedings.

Item 2. Share Repurchases

The following table provides information with respect to approved share repurchase programs for Jones Lang LaSalle:

	Total number of shares purchased	Average price paid per share	Cumulative number of shares purchased as part of publicly announced plan	Shares remaining to be purchased under plan (1)

January 1, 2005 -
January 31, 2005	-	-	100,000	1,400,000

February 1, 2005 -
February 28, 2005	77,000	$42.55	177,000	1,323,000

March 1, 2005 -
March 31, 2005	263,200	$45.49	440,200	1,059,800

April 1, 2005 -
April 30, 2005	-	-	440,200	1,059,800

May 1, 2005 -
May 31, 2005	683,500	$40.39	1,123,700	376,300

June 1, 2005 -
June 30, 2005	-	-	1,123,700	376,300

Total year-to-date 2005	1,023,700	$41.86

(1)    Since October 2002, our Board of Directors has approved three share repurchase programs. Each succeeding program has replaced the prior repurchase program, such that the program approved on November 29, 2004 is the only repurchase program in effect as of June 30, 2005. We are authorized under each of the programs to repurchase a specified number of shares of our outstanding common stock in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. The following table details the activities for each of our approved share repurchase programs:

Repurchase Plan Approval Date	Shares Approved for Repurchase	Shares Repurchased through June 30, 2005

October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	1,123,700
		3,323,700

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 26, 2005, the following business was conducted:

A.	Shareholders elected two directors as follows:

The following two Class II Directors were elected for a term expiring at the 2008 annual meeting of shareholders and until their successors are elected and qualify:

Colin Dyer:	Votes for: 31,599,180
Votes withheld: 276,007
Shelia A. Penrose:	Votes for: 30,227,486
Votes withheld: 1,647,701

B.	Shareholders ratified the appointment of KPMG LLP as the Company's independent registered public accounting firm for the year ending December 31, 2005 as follows:

Votes for: 31,254,231	92% of outstanding shares
Votes against: 615,613
Votes abstained: 5,343

C.	Shareholders approved a proposed amendment to the Jones Lang LaSalle Stock Award and Incentive Plan to increase the number of shares of Common Stock reserved for issuance as follows:

Votes for: 18,359,127	54.04% of outstanding shares
Votes against: 10,776,596
Votes abstained: 9,994

D.	Shareholders approved a Board proposal to amend the Company’s Articles of Incorporation to declassify the terms of the members of the Board of Directors as follows:

Votes for: 31,579,359	92.96% of outstanding shares
Votes against: 257,395
Votes abstained: 38,433

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

Signature

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2005.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin

By: Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and
Principal Financial Officer)

Item 6.	Exhibits

Exhibit Number	Description

3.3*	Articles of Amendment to the Articles of Incorporation of Jones Lang LaSalle Incorporated dated as of June 15, 2005

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.