Form 10-Q
period 2005-09-30
JONES LANG LASALLE INC
filed 2005-11-09
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on October 31, 2005 was 35,039,968 which includes 3,328,551 shares held by a subsidiary of the registrant.

Part I	Financial Information
Item 1.	Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
($ in thousands, except share data)

	September 30, 2005	December 31,
Assets	(unaudited)	2004
Current assets:
Cash and cash equivalents	$26,029	30,143
Trade receivables, net of allowances of $6,579 and $6,660 in 2005 and 2004, respectively	283,763	328,876
Notes receivable	3,039	2,911
Other receivables	12,507	11,432
Prepaid expenses	23,578	22,279
Deferred tax assets	27,376	28,427
Other assets	9,793	12,189
Total current assets	386,085	436,257

Property and equipment, at cost, less accumulated depreciation of $163,108 and $163,667 in 2005 and 2004, respectively	72,988	75,531
Goodwill, with indefinite useful lives, at cost, less accumulated amortization of $37,667 and $38,390 in 2005 and 2004, respectively	338,570	343,314
Identified intangibles, with finite useful lives, at cost, less accumulated amortization of $44,383 and $41,242 in 2005 and 2004, respectively	5,840	8,350
Investments in and loans to real estate ventures	83,817	73,570
Long-term receivables, net	19,206	16,179
Prepaid pension asset	1,855	2,253
Deferred tax assets	40,317	43,202
Debt issuance costs, net	1,161	1,704
Other assets, net	19,013	12,017
	$968,852	1,012,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$99,873	130,489
Accrued compensation	174,648	244,659
Short-term borrowings	16,469	18,326
Deferred tax liabilities	819	262
Deferred income	24,137	16,106
Other liabilities	22,064	17,221
Total current liabilities	338,010	427,063

Long-term liabilities:
Credit facilities	80,213	40,585
Deferred tax liabilities	348	671
Deferred compensation	15,560	8,948
Minimum pension liability	1,703	3,040
Other	30,371	24,090
Total liabilities	466,205	504,397

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 35,012,299 and 33,243,527 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	350	332
Additional paid-in capital	613,479	575,862
Deferred stock compensation	(29,576)	(34,064)
Retained earnings	32,423	4,896
Stock held by subsidiary	(101,924)	(58,898)
Stock held in trust	(808)	(530)
Accumulated other comprehensive (loss) income	(11,297)	20,382
Total stockholders’ equity	502,647	507,980
	$968,852	1,012,377

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2005 and 2004
($ in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Revenue:

Fee based services	$320,607	263,949	874,554	740,545
Other income	5,777	5,968	17,094	14,031
Total revenue	326,384	269,917	891,648	754,576

Operating expenses:

Compensation and benefits	211,035	175,018	592,800	505,544
Operating, administrative and other	79,702	62,782	227,184	193,466
Depreciation and amortization	8,322	8,435	24,967	24,678
Restructuring charges	721	2,442	471	1,083
Total operating expenses	299,780	248,677	845,422	724,771

Operating income	26,604	21,240	46,226	29,805

Interest expense, net of interest income	1,333	1,016	3,019	8,472
Loss on extinguishment of Senior Notes	—	—	—	11,561
Equity in earnings from unconsolidated ventures	2,366	1,034	6,104	10,071

Income before provision for income taxes	27,637	21,258	49,311	19,843
Net provision for income taxes	7,020	5,953	12,525	5,557

Net income	$20,617	15,305	36,786	14,286

Net income available to common shareholders (Note 1)	$20,231	15,305	36,400	14,286

Basic income per common share	$0.64	0.49	1.16	0.46
Basic weighted average shares outstanding	31,576,006	30,936,792	31,296,057	30,912,002

Diluted income per common share	$0.61	0.47	1.10	0.43

Diluted weighted average shares outstanding	33,425,883	32,894,416	32,990,066	32,850,218

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2005
($ in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In	Deferred Stock	Retained	Stock Held by	Shares Held in Trust and	Accumulated Other Comprehensive
	Shares (1)	Amount	Capital	Compensation	Earnings	Subsidiary	Other	Income (Loss)	Total
Balances at
December 31, 2004	33,243,527	$332	575,862	(34,064)	4,896	(58,898)	(530)	20,382	$507,980

Net income	—	—	—	—	36,786	—	—	—	36,786

Shares issued in connection with stock option plan	916,761	9	22,086	—	—	—	—	—	22,095
Tax benefit of option exercises	—	—	6,611	—	—	—	—	—	6,611

Restricted stock:
Shares granted	—	—	12,556	(12,556)	—	—	—	—	—
Amortization of granted shares	—	—	—	5,598	—	—	—	—	5,598
Reduction in grants outstanding	—	—	(1,690)	1,690	—	—	—	—	—
Shares issued	380,749	4	94	—	—	—	—	—	98
Shares repurchased for payment of taxes	(96,483)	(1)	(2,383)	—	—	—	—	—	(2,384)
Tax benefit of vestings	—	—	2,503	—	—	—	—	—	2,503

Stock compensation programs:
Shares granted	—	—	(875)	875	—	—	—	—	—
Amortization of granted shares	—	—	—	7,282	—	—	—	—	7,282
Reduction in grants outstanding	—	—	(1,599)	1,599	—	—	—	—	—
Shares issued (vestings)	593,776	6	(20)	—	—	—	—	—	(14)
Shares repurchased for payment of taxes	(157,871)	(2)	(7,096)	—	—	—	—	—	(7,098)
Tax benefit of vestings	—	—	4,149	—	—	—	—	—	4,149

Stock purchase programs:
Shares issued	131,840	2	3,281	—	—	—	—	—	3,283

Shares held by subsidiary (1)	—	—	—	—	—	(43,026)	(278)	—	(43,304)
Dividends declared	—	—	—	—	(9,259)	—	—	—	(9,259)

Cumulative effect of foreign currency translation adjustments	—	—	—	—	—	—	—	(31,679)	(31,679)

Balances at September 30, 2005	35,012,299	$350	613,479	(29,576)	32,423	(101,924)	(808)	(11,297)	$502,647

(1) Shares repurchased under our share repurchase programs are not cancelled, but are held by one of our subsidiaries. The 3,328,551 shares we have repurchased through September 30, 2005 are included in the 35,012,299 shares total of our common stock account, but are excluded from our share count for purposes of calculating earnings per share.

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
($ in thousands)
(unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Cash flows from operating activities:

Cash flows from earnings:
Net income	$36,786	14,286
Reconciliation of net income to net cash provided by earnings:
Depreciation and amortization	24,967	24,678
Equity in earnings from unconsolidated ventures	(6,104)	(10,071)
Operating distributions from real estate ventures	5,568	7,487
Provision for loss on receivables and other assets	2,194	2,378
Amortization of deferred compensation	15,332	10,642
Amortization of debt issuance costs	543	2,244
Net cash provided by earnings	79,286	51,644

Cash flows from changes in working capital:
Receivables	38,689	15,404
Prepaid expenses and other assets	(2,025)	(14,010)
Deferred tax assets	4,170	(586)
Accounts payable, accrued liabilities and accrued compensation	(108,874)	(15,996)
Net cash flow uses from changes in working capital	(68,040)	(15,188)
Net cash provided by operating activities	11,246	36,456

Cash flows from investing activities:

Net capital additions—property and equipment	(21,908)	(15,582)
Other acquisitions and investments	(4,885)	(509)
Investments in real estate ventures:
Capital contributions and advances to real estate ventures	(19,850)	(32,284)
Distributions, repayments of advances and sale of investments	7,572	12,984
Net cash used in investing activities	(39,071)	(35,391)

Cash flows from financing activities:

Proceeds from borrowings under credit facilities	444,957	420,013
Repayments of borrowings under credit facilities	(407,187)	(235,575)
Redemption of Senior Notes, net of costs	—	(203,209)
Shares repurchased for payment of taxes on stock awards	(9,481)	(4,210)
Shares repurchased under share repurchase program	(43,304)	(35,837)
Common stock issued under stock option plan and stock purchase programs	38,726	16,276
Net cash provided by (used in) financing activities	23,711	(42,542)

Net decrease in cash and cash equivalents	(4,114)	(41,477)
Cash and cash equivalents, January 1	30,143	63,105
Cash and cash equivalents, September 30	$26,029	21,628

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$3,218	9,037
Income taxes, net of refunds	14,447	7,977

Non-cash financing activities:
Cash dividends declared but not paid	9,259	—

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)

Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated (“Jones Lang LaSalle”, which may also be referred to as the “Company” or as “the firm,” “we,” “us” or “our”) for the year ended December 31, 2004, which are included in Jones Lang LaSalle’s 2004 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the “Summary of Critical Accounting Policies and Estimates” section within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for further discussion of our accounting policies and estimates.

(1) Summary of Significant Accounting Policies

Interim Information

Our consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, our revenue, operating income and net earnings in each of the first three calendar quarters are substantially lower than in the fourth quarter. Other than for the Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on clients’ returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients, and therefore can be volatile, as more particularly discussed below under “Items Affecting Comparability - LaSalle Investment Management Incentive Fee Revenues” within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended September 30, 2005 and 2004 are not indicative of the results to be obtained for the full fiscal year.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

Beginning in the fourth quarter 2004, we reclassified ”equity in earnings from unconsolidated ventures” from “total revenue” to a separate line on the consolidated statements of operations after ”operating income”. This change has the effect of reducing the amounts of ”total revenue” and ”operating income” originally reported, for the three and nine months ended September 30, 2004, by the amount of equity earnings (losses) in the respective period. However, for segment reporting purposes, we continue to reflect ”equity in earnings from unconsolidated ventures” within ”total revenue”. See Note 2 for ”equity earnings (losses)” reflected within revenues for the Americas, Europe and Investment Management segments, as well as the discussion of how the Chief Operating Decision Maker (as defined in Note 2) measures segment results with “equity earnings (losses)” included in segment revenues.

The following table lists total revenue and operating income as originally reported in the quarterly report for the three and nine months ended September 30, 2004, and lists the reclassification as discussed above, as well as the reclassified amounts ($ in thousands):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Total revenue, as originally reported	$270,951	$764,647
Reclassification: Equity in earnings from unconsolidated ventures	(1,034)	(10,071)
Total revenue, as reclassified	269,917	754,576

Operating income, as originally reported	22,274	39,876
Operating income, as reclassified	$21,240	$29,805

Also, see Note 3 for discussion of reclassifications of restructuring charges (credits).

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

We apply the provisions of APB 18, SEC Staff Accounting Bulletin Topic 5-M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” (“SAB 59”), and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We review investments in real estate ventures on a quarterly basis for an indication of whether the carrying value of the real estate assets underlying our investments in ventures may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the underlying assets. When an “other than temporary” impairment has been identified related to a real estate asset underlying one of our investments in ventures, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period.

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

Reimbursable expenses
We follow the guidance of EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), when accounting for reimbursements received. Accordingly, we have recorded these reimbursements as revenues in the income statement, as opposed to being shown as a reduction of expenses.

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

Most of our service contracts are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated approximately $128.9 million and $109.4 million for the three months ended September 30, 2005 and 2004, respectively. Such costs aggregated approximately $354.0 million and $316.3 million for the nine months ended September 30, 2005 and 2004, respectively. This treatment has no impact on operating income, net income or cash flows.

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

The following table provides net income, and pro forma net income per common share as if the fair value-based method had been applied to all awards ($ in thousands, except share data):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net income available to common shareholders, as reported	$20,231	15,305	36,400	14,286

Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	6,324	3,505	15,156	9,662

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax benefits	(7,149)	(1,914)	(17,274)	(9,124)

Pro forma net income available to common shareholders	$19,406	16,896	34,282	14,824

Net income per share:
Basic - as reported	$0.64	0.49	1.16	0.46
Basic - pro forma	$0.61	0.55	1.10	0.48
Diluted - as reported	$0.61	0.47	1.10	0.43
Diluted - pro forma	$0.58	0.51	1.04	0.45

Earnings Per Share

Earnings per share is calculated by dividing net income available to common shareholders by weighted average shares outstanding. To calculate net income available to common shareholders, we subtract dividend-equivalents to be paid on outstanding but unvested shares of restricted stock units from net income in the period the dividend is declared. For the three months ended September 30, 2005 and 2004, we calculated basic earnings per common share using basic weighted average shares outstanding of 31.6 million and 30.9 million shares, respectively. For the three months ended September 30, 2005 and 2004, we calculated diluted earnings per common share using diluted weighted average shares outstanding of 33.4 million and 32.9 million shares, respectively. The portion of diluted weighted average shares outstanding which is comprised of common stock equivalents primarily represents shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods. We did not include in weighted average shares outstanding the 3,328,551 or 2,005,400 shares that had been repurchased as of September 30, 2005 and 2004, respectively, and which are held by one of our subsidiaries. See “Part II, Item 2. Share Repurchases” for additional information.

Dividends Declared

On August 17, 2005, our Board of Directors declared an initial semi-annual cash dividend of $0.25 per share of common stock. The plan approved by the Board anticipates a total annual dividend of $0.50 per common share. We paid the first dividend on October 14, 2005 to 34,965,135 holders of record at the close of business on September 15, 2005. A dividend-equivalent of $0.25 per share was also paid simultaneously on 2,069,154 outstanding but unvested shares of restricted stock units granted under the SAIP or in lieu of certain cash bonus payments under our Stock Ownership Plan.

Comprehensive Income

For the three and nine months ended September 30, 2005 and 2004, we calculated comprehensive income as follows:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Net income	$20,617	15,305	36,786	14,286

Other comprehensive income (loss):
Foreign currency translation adjustments	(2,932)	1,972	(31,679)	3,363

Comprehensive income	$17,685	17,277	5,107	17,649

Derivatives and Hedging Activities

We apply FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by FASB Statement No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities", when accounting for derivatives and hedging activities.

As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage specific elements of foreign currency risk. At September 30, 2005, we had forward exchange contracts in effect with a gross notional value of $289.5 million ($259.0 million on a net basis) and a market and carrying loss of $5.9 million.

We require that hedging derivative instruments be effective in reducing the exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting treatment. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with changes in unrealized gains or losses recognized currently in earnings.

We hedge any foreign currency exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency transactions being hedged is also recognized in earnings. The net impact on our earnings of the unrealized gain on foreign currency contracts, offset by the loss resulting from remeasurement of foreign currency transactions, during the three and nine months ended September 30, 2005 was not significant.

Foreign Currency Translation

The financial statements of our subsidiaries located outside the United States, except those subsidiaries located in highly inflationary economies, are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date with the resulting translation adjustments included in our balance sheet as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)) and in our disclosure of comprehensive income above. Income and expenses are translated at the average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings. For subsidiaries operating in highly inflationary economies, the associated gains and losses from balance sheet translation adjustments are included in net earnings.

The effects of foreign currency translation on cash balances are reflected in cash flows from operating activities on the consolidated statement of cash flows.

New Accounting Standards

Accounting for “Share-Based” Compensation
SFAS No. 123 (revised 2004), “Share-Based Payment” ("SFAS 123-R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (“SFAS 123”), was issued in December 2004. SFAS 123-R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. Due to actions by the SEC, SFAS 123-R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which will be January 1, 2006 for Jones Lang LaSalle.

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

Employee share purchase plans (“ESPPs”) result in recognition of compensation cost if defined as “compensatory,” which under SFAS 123-R includes (a) plans that contain a “look-back” feature, or (b) plans that contain a purchase price discount larger than five percent, which SFAS 123-R views as the per-share amount of issuance costs that would have been incurred to raise a significant amount of capital by a public offering.

SFAS 123-R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123-R also will be recognized as of the required effective date. Management has not yet determined the impact that the application of SFAS 123-R will have on our financial reporting.

Accounting for General Partner Interests in a Limited Partnership
In June 2005, the FASB ratified EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF 04-5 presumes that a general partner controls a limited partnership, and therefore should consolidate the limited partnership in its financial statements. To overcome the presumption of control, and thereby account for a general partner investment in a limited partnership on the equity method, EITF 04-5 requires the general partner to grant certain rights to the limited partners. EITF 04-5 applies to limited partnerships created or amended after June 29, 2005, and to all other limited partnerships effective January 1, 2006. EITF 04-5 also applies to entities similar to limited partnerships, such as limited liability companies with governing provisions that are the functional equivalent of a limited partnership.

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

Our measure of segment operating results excludes “restructuring charges (credits).” See Note 3 for a detailed discussion of these charges (credits). We have determined that it is not meaningful to investors to allocate these restructuring charges (credits) to our segments. Also, for segment reporting we continue to show “equity in earnings from unconsolidated ventures” within our revenue line, especially since it is an integral part of our Investment Management segment. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without restructuring charges (credits), but with equity in earnings from unconsolidated ventures included in segment revenues. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

We have reclassified certain prior year amounts to conform with the current presentation. These reclassifications are discussed in Note 1.

Summarized unaudited financial information by business segment for the three and nine months ended September 30, 2005 and 2004 is detailed in the following table ($ in thousands):

Investor and Occupier Services	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Americas
Revenue:
Implementation services	$44,825	36,763	113,864	98,757
Management services	55,831	44,774	150,220	124,070
Equity earnings	198	—	381	467
Other services	2,291	1,871	6,040	4,613
Intersegment revenue	169	234	698	615
	103,314	83,642	271,203	228,522
Operating expenses:
Compensation, operating and administrative services	87,065	70,386	245,477	201,426
Depreciation and amortization	3,797	3,494	11,080	10,519
Operating income	$12,452	9,762	14,646	16,577

Europe
Revenue:
Implementation services	$84,734	72,788	236,720	214,389
Management services	22,179	23,486	70,051	70,211
Equity losses	—	—	(226)	—
Other services	3,740	3,235	9,099	7,191
	110,653	99,509	315,644	291,791
Operating expenses:
Compensation, operating and administrative services	105,164	94,044	307,621	277,701
Depreciation and amortization	2,435	2,544	7,439	7,998
Operating income	$3,054	2,921	584	6,092

Asia Pacific
Revenue:
Implementation services	$35,461	33,083	101,674	82,471
Management services	28,604	22,683	78,310	64,632
Other services	(756)	468	777	1,226
	63,309	56,234	180,761	148,329
Operating expenses:
Compensation, operating and administrative services	60,741	48,554	167,037	141,414
Depreciation and amortization	1,745	2,104	5,414	5,247
Operating income	$823	5,576	8,310	1,668

Investment Management
Revenue:
Implementation and other services	$3,722	3,092	14,613	8,011
Advisory fees	32,601	24,616	93,369	74,636
Incentive fees	13,154	3,058	16,911	4,369
Equity earnings	2,166	1,034	5,949	9,604
	51,643	31,800	130,842	96,620
Operating expenses:
Compensation, operating and administrative services	37,937	25,049	100,547	79,083
Depreciation and amortization	344	294	1,034	915
Operating income	$13,362	6,457	29,261	16,622

Segment Reconciling Items:
Total segment revenue	$328,919	271,185	898,450	765,262
Intersegment revenue eliminations	(169)	(234)	(698)	(615)
Equity earnings reclassified	(2,366)	(1,034)	(6,104)	(10,071)
Total revenue	326,384	269,917	891,648	754,576

Total segment operating expenses	299,228	246,469	845,649	724,303
Intersegment operating expense eliminations	(169)	(234)	(698)	(615)
Total operating expenses before restructuring charges (credits)	299,059	246,235	844,951	723,688
Operating income before restructuring charges	$27,325	23,682	46,697	30,888

(3) Restructuring Charges (Credits)

Restructuring activity for the three and nine months ended September 30, 2005 and 2004, respectively, is detailed in the following table ($ in millions):

Restructuring Charges (Credits)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Land Investment and Development Group	$(0.4)	1.9	(0.4)	0.6

2002 Restructuring:
Compensation and benefits	—	—	(0.2)	(0.2)
Operating, administrative and other	—	0.5	—	0.7

2005 Restructuring:
Compensation and benefits	1.1	—	1.1	—
Net Restructuring Charges	$0.7	2.4	0.5	1.1

Land Investment and Development Group

We closed the non-strategic residential land business (“Land Investment Group”) in the Americas region of the Investment Management segment in 2001. In the third quarter of 2004, we received updated cash flow projections for one of the investments indicating a decline in expected cash proceeds and an increase in expected expenses associated with the investment. As a result, a $2.0 million impairment charge was recorded in the three months ended September 30, 2004. The impairment charge was offset by approximately $0.1 million in third quarter 2004 cash proceeds related to other assets fully written down in a prior period. Following the charge, the net book value of Land Investment Group investments was $0 at September 30, 2004. In the third quarter of 2005, a $0.4 million net gain was recorded as a result of cash received in the quarter from sales of land of the Land Investment Group.

As part of our broad-based business restructuring in the second half of 2001, we disposed of our Americas Development Group, although we retained an interest in certain investments the group had originated. In the second quarter of 2004, we liquidated the final investment and recorded a gain of $1.3 million to restructuring charges (credits).

Net Land Investment Group charges of $1.9 million in the third quarter of 2004 and the $1.3 million gain on Development Group liquidation in the second quarter of 2004 resulted in total net charges for the Land Investment and Development Group of $0.6 million for the nine months ended September 30, 2004.

Business Restructuring

Business restructuring charges include severance, professional fees, and excess leased space associated with the realignment of our business. The “2002 Restructuring Program” in the table above refers to a four percent reduction in workforce in December 2002 to meet expected global economic conditions.

Actual costs incurred from business restructurings have varied from our original estimates for a variety of reasons, including the identification of additional facts and circumstances, the complexity of international labor law, developments in the underlying business resulting in the unforeseen reallocation of resources, and better or worse than expected settlement discussions. Updates to original severance estimates have included net credits of $0.2 million in restructuring compensation and benefits in each of the second quarter of 2005 and the first quarter of 2004. Additionally, updates to the identification and valuation of excess leased space made in prior periods resulted in net charges of $0.5 million in operating, administrative and other expense in the third quarter of 2004.

The $0.2 million of net credits taken in the second quarter of 2005 were not reserves related to the 2002 Restructuring Program.

In the three months ended September 30, 2005, we initiated a restructuring program in Germany. The restructuring is in the form of workforce reductions, resulting in $1.1 million of severance charges being recorded during the quarter. We expect approximately $0.1 million of additional restructuring expenses under this program in the fourth quarter of 2005.

Reclassifications

During the third quarter of 2005, we reclassified certain charges (credits) presented within “non-recurring and restructuring charges (credits)” in prior quarters for inclusion within “compensation and benefits” or “operating, administrative and other” expenses. Such reclassified amounts are legal expenses and collections from a litigation settlement related to the abandonment of a property management software system in Asia Pacific which were presented as non-recurring and restructuring charges (credits) in prior periods. A third-quarter 2005 payment of $0.8 million received from the property management software system litigation settlement was recorded as a credit to “Operating, administrative and other” expenses. Amounts received during the first half of 2005 and for the nine months ended September 30, 2004, $1.6 million and $3.4 million, respectively, were reclassified in the quarter from “non-recurring and restructuring” to conform to the current presentation. Such reclassification had no impact on consolidated total operating expenses or operating income.

Restructuring Charges (Credits) by Segment

The following table displays the net charges incurred by segment for the three and nine months ended September 30, 2005 and 2004 ($ in millions):

Restructuring Charges (Credits)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Investor and Occupier Services:
Americas	$—	—	—	—
Europe	1.1	0.5	0.9	0.5
Asia Pacific	—	—	—	—

Investment Management	(0.4)	1.9	(0.4)	0.6
Corporate	—	—	—	—
Net Restructuring Charges	$0.7	2.4	0.5	1.1

(4) Investments in Real Estate Ventures

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We typically are entitled to operating distributions in accordance with our respective ownership interests. Our exposure to liabilities and losses of these ventures is limited to our existing capital contributions and remaining capital commitments. In the normal course of business, certain of our wholly-owned subsidiaries may enter into forward purchase commitments on behalf of certain ventures; however, financial exposure to such commitments is fully assigned to the respective real estate venture.

For real estate limited partnerships in which the Company is a general partner, we apply the guidance set forth in FIN 46-R and SOP 78-9, and will apply the guidance in EITF 04-5, in evaluating the control the Company has over the limited partnership. These entities are generally well-capitalized and grant the limited partners important rights, such as the right to replace the general partner without cause, the right to dissolve or liquidate the partnership, approve the sale or refinancing of the principal partnership assets, or approve the acquisition of principal partnership assets. Such general partner interests have been accounted for under the equity method through September 30, 2005.

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

As of September 30, 2005, we have total investments and loans of $83.8 million in approximately 25 separate property or fund co-investments. Within this $83.8 million, loans of $3.8 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008. With respect to certain co-investment indebtedness, in the event that the underlying co-investment loans default, we also have repayment guarantees to third-party financial institutions of $0.7 million outstanding at September 30, 2005.

Following is a table summarizing our investments in real estate ventures ($ in millions):

Type of Interest	Percent Ownership of Real Estate Limited Partnership Venture	Accounting Method	Carrying Value

General partner	0% to 1%	Equity	$ 0.3
Limited partner with advisory agreements	<1% to 47.85%	Equity	83.0
Equity method			$ 83.3
Limited partner without advisory agreements	<1% to 5%	Cost	0.5
Total			$ 83.8

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

At September 30, 2005, LIC has unfunded capital commitments to underlying real estate ventures of $171.2 million, of which our 47.85% share is $81.9 million, for future fundings of co-investments. These commitments are part of our maximum potential unfunded commitment to LIC at September 30, 2005, which is euro 96.1 million ($115.6 million). We also have unfunded capital commitments to other real estate ventures of $12.0 million, exclusive of our LIC commitment structure, at September 30, 2005.

LIC’s exposure to liabilities and losses of the ventures is limited to its existing capital contributions and remaining capital commitments. We expect that LIC will draw down on our commitments over the next three to five years. Additionally, our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investment funds. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital.

For the nine months ended September 30, 2005, we funded a net $12.3 million related to co-investment activity. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2005 is anticipated to be between $20 and $25 million (planned co-investment less return of capital from liquidated co-investments).

As of September 30, 2005, LIC maintains a euro 75 million ($90.2 million) revolving credit facility (the "LIC Facility") principally for its working capital needs. The LIC Facility contains a credit rating trigger (related to the credit rating of one of LIC’s investors who is unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the LIC Facility would be in default and would need to be repaid. This would require us to fund our pro-rata share of the then outstanding balance on the LIC Facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC Facility were fully drawn, would be euro 35.9 million ($43.2 million). This exposure is included within and will never be more than our maximum potential unfunded commitment to LIC of euro 96.1 million ($115.6 million) discussed above. As of September 30, 2005, LIC had no outstanding borrowings on the LIC Facility.

•  Impairment - For the nine months ended September 30, 3005, we have recorded net impairment charges in “equity in earnings from unconsolidated ventures” of $1.5 million, representing our equity share of the impairment charge against individual assets held by these ventures. We recorded an insignificant amount of net impairment charges during the three months ended September 30, 2005. For the three and nine months ended September 30, 2004, we recorded such charges to equity earnings of $0.2 million and $0.4 million, respectively.

(5) Accounting for Business Combinations, Goodwill and Other Intangible Assets

We have $344.4 million of unamortized intangibles and goodwill as of September 30, 2005 that are subject to the provisions of SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $344.4 million of unamortized intangibles and goodwill, $338.6 million represents goodwill with indefinite useful lives, which we ceased amortizing beginning January 1, 2002. The remaining $5.8 million of identifiable intangibles (principally representing management contracts acquired) are amortized over their remaining finite useful lives.

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groupings in Europe IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2005 evaluation performed in the third quarter was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss.

“Additions” detailed in the table below include the acquisition of ThompsonCalhounFair Hotel Brokerage, a hotel real estate broker and advisory firm, completed June 3, 2005. The acquisition extends the Americas’ service delivery capabilities to clients operating in the select service hotel sector. The purchase price was determined to be $4.5 million, plus or minus adjustments for current assets less current liabilities accrued at the closing date. Additionally, a contingent payment of 24.5 percent of net operating income generated by the hotel real estate broker and advisory business for the year after the close of the acquisition will be paid in 2006. Acquired existing contract relationships valued at $1.1 million and goodwill of $3.4 million were recorded in conjunction with the transaction.

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	Europe	Pacific	Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2005	$181,530	69,259	94,883	36,032	381,704
Additions	3,722	—	—	—	3,722
Reclassifications	—	5,583	—	(5,583)	—
Impact of exchange rate movements	—	(6,241)	(933)	(2,015)	(9,189)

Balance as of September 30, 2005	185,252	68,601	93,950	28,434	376,237

Accumulated Amortization

Balance as of January 1, 2005	$(15,458)	(5,127)	(6,733)	(11,072)	(38,390)
Reclassifications	—	(1,270)	—	1,270	—
Impact of exchange rate movements	1	520	(124)	326	723

Balance as of September 30, 2005	(15,457)	(5,877)	(6,857)	(9,476)	(37,667)

Net book value as of September 30, 2005	$169,795	62,724	87,093	18,958	338,570

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
	Americas	Europe	Asia Pacific	Investment Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2005	$39,925	783	3,172	5,712	49,592
Additions	1,163	—	—	—	1,163
Impact of exchange rate movements	63	(63)	(74)	(458)	(532)

Balance as of September 30, 2005	41,151	720	3,098	5,254	50,223

Accumulated Amortization

Balance as of January 1, 2005	$(32,440)	(612)	(2,478)	(5,712)	(41,242)
Amortization expense	(3,586)	—	(293)	—	(3,879)
Impact of exchange rate movements	(1)	27	254	458	738

Balance as of September 30, 2005	(36,027)	(585)	(2,517)	(5,254)	(44,383)

Net book value as of September 30, 2005	$5,124	135	581	—	5,840

The following table sets forth the estimated future amortization expense of our intangibles with finite useful lives:

Estimated Annual Amortization Expense

Remaining 2005 amortization	$1.4 million
For year ended December 31, 2006	$4.1 million
For year ended December 31, 2007	$0.3 million

(6) Retirement Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost consisted of the following for the nine months ended September 30, 2005 and 2004 ($ in thousands):

	2005	2004

Employer service cost - benefits earned during the year	$2,371	2,097
Interest cost on projected benefit obligation	5,919	5,363
Expected return on plan assets	(6,891)	(6,587)
Net amortization/deferrals	283	26
Recognized actual loss	129	—
Net periodic pension cost	$1,811	899

In the nine months ended September 30, 2005, we have made $2.7 million in payments to our defined benefit pension plans. We expect to contribute a total of $3.9 million to our defined benefit pension plans in 2005. We made $3.9 million of contributions to these plans in the twelve months ended December 31, 2004, $2.7 million of which had been contributed by September 30, 2004.

(7) Commitments and Contingencies

Jones Lang LaSalle and certain of our subsidiaries guarantee our $325 million revolving credit facility more particularly described below in Item 2 under “Liquidity and Capital Resources.” In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to repay its borrowing on an overdraft facility. The guarantees typically have one-year or two-year maturities. The guarantees of the revolving credit facility and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We have local overdraft facilities totaling $35.8 million, of which $8.5 million was outstanding as of September 30, 2005. We have provided guarantees of $26.5 million related to the local overdraft facilities, as well as guarantees related to the $325 million revolving credit facility, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries’ third-party debt.

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

See Note 8 for discussion of the resolution of the lawsuit between Bank One and Jones Lang LaSalle which has been pending since November 2002 and which we previously disclosed as a pending litigation matter.

(8) Subsequent Event

On November 7, 2005, the Company and JP Morgan Chase, formerly Bank One, amicably resolved the lawsuit between Bank One and Jones Lang LaSalle which has been pending since November 2002 and which we previously disclosed as a pending litigation matter.  The claims filed by each party will be dismissed.  Jones Lang LaSalle and JP Morgan Chase will continue their business relationship.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and nine months ended September 30, 2005, included herein, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004, which have been filed with the SEC as part of our 2004 Annual Report on Form 10-K and are also available on our website (www.joneslanglasalle.com).

The following discussion and analysis contains certain forward-looking statements which are generally identified by the words anticipates, believes, estimates, expects, plans, intends and other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle’s actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. See the Cautionary Note Regarding Forward-Looking Statements in “Part II, Item 5. Other Information.”

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

Because we are a services business, we are not capital intensive. As a result, our profits also produce strong cash returns. Over the last three years, we have used this cash strategically to:

•	Significantly pay down our debt, resulting in significantly reduced interest expense;
•	Purchase shares under our share repurchase programs;
•	Invest for growth in important markets throughout the world;
•	Co-invest in LaSalle Investment Management sponsored and managed funds; and
•	Declare in the third quarter of 2005 an anticipated semi-annual dividend on our common stock.

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

We are compensated for our services through a combination of recurring advisory fees that are asset-based, together with incentive fees based on underlying investment return to our clients, which are generally recognized when agreed upon events or milestones are reached, and equity earnings realized at the exit of individual investments within funds. We have been successful in transitioning the mix of our fees for this business to generating more in the “annuity revenue” category of advisory fees, although incentive fees, which are inherently more unpredictable and volatile from one quarter or year to the next, will continue to represent a significant component of our revenues. We also have increasingly been seeking to form alliances with distributors of real estate investment funds to retail clients where we provide the real estate investment expertise, and as a result of such efforts, we have been successful in attracting over $1.7 billion to these funds, which exist in all three global regions. Additionally, our strengthened balance sheet and continued cash generation position us for expansion in co-investment activity, which we believe will accelerate our growth in assets under management.

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

For real estate limited partnerships in which the Company is a general partner, we apply the guidance set forth in FIN 46-R and SOP 78-9, and will apply the guidance in EITF 04-5, in evaluating the control the Company has over the limited partnership.  These entities are generally well-capitalized and grant the limited partners important rights, such as the right to replace the general partner without cause, the right to dissolve or liquidate the partnership, approve the sale or refinancing of the principal partnership assets, or approve the acquisition of principal partnership assets.  Such general partner interests have been accounted for under the equity method through September 30, 2005.

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

Reimbursable expenses
We follow the guidance of EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), when accounting for reimbursements received. Accordingly, we have recorded these reimbursements as revenues in the income statement, as opposed to being shown as a reduction of expenses.

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

Most of our service contracts are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with accounting principles generally accepted in the United States of America. Such costs aggregated approximately $128.9 million and $109.4 million for the three months ended September 30, 2005 and 2004, respectively. Such costs aggregated approximately $354.0 million and $316.3 million for the nine months ended September 30, 2005 and 2004, respectively. This treatment has no impact on operating income, net income or cash flows.

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

•   Property and Equipment - We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), to recognize and measure impairment of property and equipment owned or under capital lease. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in either the first nine months of 2005 or 2004.

•   Goodwill and Other Intangible Assets - We apply SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when accounting for goodwill and other intangible assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groupings in Europe IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2005 evaluation performed in the third quarter was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss.

•   Investments in Real Estate Ventures - We apply the provisions of Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), SEC Staff Accounting Bulletin Topic 5-M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” (“SAB 59”), and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments.

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

In 2005, we have recorded impairment charges in equity earnings of $1.2 million in the first quarter, $0.3 million in the second quarter, and an insignificant amount in the third quarter. These charges represent our equity share of the impairment charge against individual assets held by these ventures. In 2004, there were $0.2 million of such charges to equity earnings in the first quarter, no such charges in the second quarter, and $0.2 million of such charges in the third quarter.

Income Taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of:

(i)	Differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and
(ii)	Operating loss and tax credit carryforwards measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be settled or realized.

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

Based on our forecasted results for the full year, we have estimated an effective tax rate of 25.4% for 2005. We believe that this is an achievable rate due to the mix of our income and the impact of tax planning activities. For the three and nine months ended September 30, 2004, we used an effective tax rate of 28%; we ultimately achieved an effective tax rate of 25.4% for the year ended December 31, 2004.

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

Interim Period Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which is typically paid out to employees in the first quarter of the year after it is earned. In our interim financial statements we accrue for most incentive compensation based on the percentage of revenue and compensation costs recorded to date relative to forecasted revenue and compensation costs for the full year, as substantially all incentive compensation pools are based upon full year revenues and profits. As noted in “Interim Information” of Note 1 to the notes to the consolidated financial statements, revenues and profits for each of the first three quarters of the year are typically substantially less than the fourth quarter of the year. The impact of this incentive compensation accrual methodology is that we accrue smaller percentages of incentive compensation in the first three quarters of the year, compared to the percentage of our incentive compensation accrued in the fourth quarter. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees. Incentive compensation pools that are not subject to the normal performance criteria are excluded from the standard accrual methodology and accrued for on a straight-line basis.

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

The table below sets forth the deferral estimated at year end, and then the adjustment made in the first quarter of the following year to true-up the deferral and related amortization ($ in millions):

	December 31, 2004	December 31, 2003

Deferral of compensation, net of related amortization expense	$10.6	6.7
Decrease to deferred compensation in the first quarter of the following year	(0.9)	(0.4)

The table below sets forth the amortization expense related to the stock ownership program for the three and nine months ended September 30, 2005 and 2004 ($ in millions):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Current compensation expense amortization for prior year programs	$2.1	1.7	7.9	5.9
Current deferral net of related amortization	(5.7)	(1.9)	(10.2)	(5.4)

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the programs related to 2005 and 2004 are $5.7 million and $0.1 million, respectively, at September 30, 2005.

The table below sets out certain information related to the cost of this program for the three and nine months ended September 30, 2005 and 2004 ($ in millions):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Expense to Company	$2.7	2.3	7.9	6.7
Employee contributions	0.7	0.4	1.9	1.4
Adjustment to prior year reserve	—	—	(0.5)	—
Total program cost	$3.4	2.7	9.3	8.1

•  Workers’ Compensation Insurance - Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for worker’s compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using the various state rates based on job classifications, engaging on an annual basis, in the third quarter, an independent actuary who specializes in workers’ compensation to estimate our exposure based on actual experience. Given the significant judgmental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. We accrue for the estimated adjustment to revenues for the differences between the actuarial estimate and our reserve on a periodic basis. The credit taken to revenue for the three months ended September 30, 2005 and 2004 was $2.4 million and $2.2 million, respectively. The credit taken to revenue for the nine months ended September 30, 2005 and 2004 was $3.4 million and $3.2 million, respectively.

The reserve balances were $6.5 million and $6.2 million, as of September 30, 2005 and 2004 respectively.

•  Captive Insurance Company - In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practices liability insurance coverage on a "claims made" basis. In the past, we have utilized the captive insurer in certain of our international operations, but effective March 31, 2004, as part of the renewal of our global professional indemnity insurance program, we expanded the scope of the use of the captive to provide professional indemnity coverage to our entire business. This expansion has increased the level of risk retained by our captive to up to $2.5 million per claim (dependent upon location) and up to $12.5 million in the aggregate.

Professional indemnity insurance claims can be complex and take a number of years to resolve. Within our captive insurance company, we estimate the ultimate cost of these claims by way of specific claim reserves developed through periodic reviews of the circumstances of individual claims, as well as reserves against current year exposures on the basis of our historic loss ratio. The increase in the level of risk retained by the captive means we would expect that the amount and the volatility of our estimate of reserves will be increased over time. With respect to the consolidated financial statements, when a potential loss event occurs, management will estimate the ultimate cost of the claim and accrue the related cost in accordance with SFAS No.5, “Accounting for Contingencies” (“SFAS 5”).

The reserves, which can relate to multiple years, were $7.5 million and $5.9 million, as of September 30, 2005 and 2004 respectively.

Items Affecting Comparability

Restructuring Charges (Credits)

See Note 3 to notes to consolidated financial statements for a detailed discussion of restructuring charges (credits) and reclassifications of amounts classified as non-recurring expenses in prior periods.

LaSalle Investment Management Incentive Fee Revenues

Our money management business is in part compensated through the receipt of incentive fees where investment performance exceeds agreed benchmark levels. Depending upon performance, these fees can be significant and will generally be recognized when agreed events or milestones are reached. “Equity in earnings from unconsolidated ventures” may also vary substantially from period to period for a variety of reasons, including as a result of: (i) impairment charges, (ii) realized gains on asset dispositions, or (iii) incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.

With the growth in assets under management at LaSalle Investment Management, our portfolio is of sufficient size to periodically generate large incentive fees, and in some cases equity gains, that significantly contribute to the firm’s earnings and to the changes in its earnings from one year to the next. However, volatility in this component of our earnings is inevitable due to the nature of this aspect of our business. In the case of our commingled funds, underlying market conditions, particular decisions regarding the acquisition and disposition of fund assets and the specifics of the client mandate will determine the timing and size of incentive fees from one fund to another. For separate accounts, where asset management is on-going, we may also earn incentive fees at periodic agreed-upon measurement dates and that may be related to performance relative to specified real-estate indices (such as that published by the National Council of Real Estate Investment Fiduciaries (NCREIF)).

While LaSalle Investment Management has focused over the past several years on developing more predictable annuity-type revenues, incentive fees have been and will continue to be an important part of our revenues and earnings and, as a result, the volatility described above should be expected to continue. For example, in 2004 we recognized, and in 2005 we expect to also recognize, significant incentive fees from a mix of both fund liquidations and separate account performance. We are currently anticipating incentive fees in 2006 to be primarily concentrated in a significant incentive fee from a separate account where we have on-going portfolio management. This incentive fee is payable only once every four years and will be calculated based on the account’s performance against a NCREIF index over that period.

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

	Pounds Sterling	Euro	Australian Dollar	US Dollar	Other	Total

Revenues
Q1, 2005	$52.1	37.4	19.9	81.9	48.9	240.2
Q2, 2005	66.4	52.1	28.0	105.6	73.0	325.1
Q3, 2005	67.8	45.1	26.1	122.5	64.8	326.3
	186.3	134.6	74.0	310.0	186.7	891.6

Q1, 2004	$50.5	43.1	17.6	76.2	33.3	220.7
Q2, 2004	56.4	49.0	23.4	82.7	52.5	264.0
Q3, 2004	59.6	41.7	23.9	92.1	52.6	269.9
	166.5	133.8	64.9	251.0	138.4	754.6
Operating Income (Loss)
Q1, 2005	$0.4	(3.3)	(0.7)	(8.9)	2.2	(10.3)
Q2, 2005	1.6	3.6	5.4	4.4	14.9	29.9
Q3, 2005	6.4	(5.6)	1.3	16.8	7.7	26.6
	8.4	(5.3)	6.0	12.3	24.8	46.2

Q1, 2004	$(2.5)	4.4	(1.5)	(5.1)	(2.0)	(6.7)
Q2, 2004	1.8	4.8	1.9	2.5	4.3	15.3
Q3, 2004	4.5	(0.2)	7.3	7.5	2.1	21.2
	3.8	9.0	7.7	4.9	4.4	29.8

Average Exchange Rates (U.S. dollar equivalent of one foreign currency unit)
Q1, 2005	1.890	1.311	0.777	1.000	n.m.	n.m.
Q2, 2005	1.856	1.259	0.769	1.000	n.m.	n.m.
Q3, 2005	1.784	1.220	0.760	1.000	n.m.	n.m.

Q1, 2004	1.842	1.246	0.764	1.000	n.m.	n.m.
Q2, 2004	1.811	1.206	0.710	1.000	n.m.	n.m.
Q3, 2004	1.817	1.223	0.710	1.000	n.m.	n.m.
n.m. - not meaningful

Seasonality

Historically, our quarterly revenue, operating income and net earnings in the each of the first three calendar quarters is substantially lower than in the fourth quarter. Other than for our Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. Our Investment Management segment earns performance fees on clients’ returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended September 30, 2005 and 2004 are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications

Beginning in the fourth quarter 2004, we reclassified ”equity in earnings from unconsolidated ventures” from ”total revenue” to a separate line on the consolidated statements of operations after ”operating income”. This change has the effect of reducing the amounts of ”total revenue” and ”operating income” originally reported, for the three and nine months ended September 30, 2004, by the amount of equity earnings (losses) in the respective period. However, for segment reporting purposes, we continue to reflect ”equity in earnings from unconsolidated ventures” within ”total revenue”. See Note 2 of the notes to consolidated financial statements for “equity earnings (losses)” reflected within revenues for the Americas, Europe and Investment Management segments, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 2) measures segment results with “equity earnings (losses)” included in segment revenues.

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

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

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Increase (Decrease) in U.S. Dollars		% Change in Local Currency

Total revenue	$326.4	$269.9	$56.5	21%	21%
Compensation & benefits	211.1	175.1	36.0	21%	21%
Operating, administrative & other	79.7	62.8	16.9	27%	27%
Depreciation & amortization	8.3	8.4	(0.1)	(1%)	(2%)
Restructuring	0.7	2.4	(1.7)	n.m.	n.m.
Total operating expenses	299.8	248.7	51.1	21%	20%
Operating income	$26.6	$21.2	$5.4	25%	21%

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Increase (Decrease) in U.S. Dollars		% Change in Local Currency

Total revenue	$891.6	$754.6	$137.0	18%	16%
Compensation & benefits	592.8	505.5	87.3	17%	15%
Operating, administrative & other	227.1	193.5	33.6	17%	15%
Depreciation & amortization	25.0	24.7	0.3	1%	0%
Restructuring	0.5	1.1	(0.6)	n.m.	n.m.
Total operating expenses	845.4	724.8	120.6	17%	15%
Operating income	$46.2	$29.8	$16.4	55%	51%
(n.m.- not meaningful)

Revenue

For the second consecutive quarter, all segments of the firm reported year-over-year improvements in revenues for both the quarter and year to date. In the third quarter, revenues increased 21 percent in both U.S. dollars and local currencies, to $326.4 million from $269.9 million in 2004. In 2005, year-to-date revenues increased 18 percent in U.S. dollars, 16 percent in local currencies, to $891.6 million compared with $754.6 million for the same period in 2004.

Operating Expenses

Operating expenses were $299.8 million for the third quarter of 2005 compared with $248.7 million for the same period in 2004, an increase of 21 percent in U.S. dollars and 20 percent in local currencies. Year-to-date operating expenses were $845.4 million in 2005 and $724.8 million in 2004, an increase of 17 percent in U.S. dollars and 15 percent in local currencies from the prior year. The increase was driven by investments made by the firm to strengthen positions in key local and regional markets and extend global service lines, as well as increases in accrued incentive compensation which resulted from the accelerated timing of revenues compared with the prior year.

Restructuring Charges

During the third quarter of 2005, we reclassified certain charges (credits) presented within “non-recurring and restructuring charges (credits)” in prior quarters for inclusion within “compensation and benefits” or “operating, administrative and other” expenses. Such reclassified amounts are legal expenses and collections from a litigation settlement related to the abandonment of a property management software system in Asia Pacific which were presented as non-recurring and restructuring charges (credits) in prior periods. A third-quarter 2005 payment of $0.8 million received from the property management software system litigation settlement was recorded as a credit to “Operating, administrative and other” expenses. Amounts received during the first half of 2005 and for the nine months ended September 30, 2004, $1.6 million and $3.4 million, respectively, were reclassified in the quarter from “non-recurring and restructuring” to conform to the current presentation. Such reclassification had no impact on consolidated total operating expenses or operating income. Restructuring charges, which now exclude non-recurring items, were $0.02 per share for the third quarter of 2005 compared to $0.05 per share in 2004. Year-to-date 2005 restructuring charges were $0.01 per share compared to $0.02 per share in the prior year.

Interest Expense

The current year’s interest expense for the third quarter was $1.3 million, slightly higher than the prior year. Interest expense on a year-to-date basis for 2005 was $3.0 million compared with $20.0 million for the same period in 2004. The prior year’s interest expense included an $11.6 million expense incurred during the second quarter of 2004 related to the redemption of the Senior Notes. As a result of this redemption, the firm’s year-to-date effective interest rate decreased significantly compared with the same period of 2004.

Provision for Income Taxes

The estimated effective tax rate for the third quarter and year to date 2005 was 25.4 percent, as compared with 28.0 percent for the same period last year. This rate improvement, which has been maintained throughout the current year, was achieved through disciplined global tax planning and is expected to be sustainable for the full year.

Operating Income and Net Income

Net income for the third quarter of 2005 was $20.6 million, or $0.61 per diluted share of common stock, and net income of $36.8 million, or $1.10 per share for year-to-date 2005. In 2004, net income for the third quarter was $15.3 million, or $0.47 per share, and year-to-date net income was $14.3 million, or $0.43 per share. Included in the 2004 year-to-date figures was a $0.26 per share expense related to the redemption of the firm’s euro 165 million 9 percent Senior Notes, which was recorded in June 2004.

The revenue growth resulted in healthy increases both in operating income and net income for the quarter and year to date compared with the prior year. Operating income increased 25 percent for the third quarter of 2005 to $26.6 million, compared with $21.2 million in 2004. On a year-to-date basis, operating income increased 55 percent in 2005 to $46.2 million from $29.8 million in 2004.

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

We have not allocated restructuring charges (credits) to the business segments for segment reporting purposes; therefore, these costs are not included in the discussions below. Also, for segment reporting we continue to show equity in earnings from unconsolidated ventures within our revenue line, especially since equity earnings is a very integral part of our Investment Management segment.

Investor and Occupier Services

Americas
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Increase (Decrease)	% change

Revenue	$103.3	$83.6	$19.7	24%
Operating expense	90.8	73.8	17.0	23%
Operating income	$12.5	$9.8	$2.7	28%

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Increase (Decrease)	% change

Revenue	$271.2	$228.5	$42.7	19%
Operating expense	256.6	211.9	44.7	21%
Operating income	$14.6	$16.6	$(2.0)	(12%)

The Americas region’s revenues have continued to grow consistently throughout the current year. Revenues for the third quarter of 2005 were $103.3 million, an increase of 24 percent over 2004, and $271.2 million year to date, an increase of 19 percent over the prior year. Management Services revenues increased 25 percent for the quarter, 21 percent year to date, while Implementation Services grew 22 percent for the quarter and 15 percent year to date compared with 2004. Capital Markets, recorded as Implementation Services revenues, continued its strong performance compared with the prior year, with revenues increasing more than 100 percent for both the quarter and year to date compared with 2004. The Real Estate Occupier Services products, marketed as Corporate Solutions, continued to generate over 50 percent of the region’s revenues year to date. Compared with 2004, Corporate Solutions revenues grew 7 percent for the quarter and 13 percent year to date. Within Corporate Solutions, Project and Development Services revenues increased 36 percent for the quarter and 29 percent year to date while Public Institutions revenues increased 21 percent for the quarter and 40 percent year to date. Partially offsetting the increase was Tenant Representation, where lower client alliance activity resulted in a revenue decline. The Americas Hotels business also had a robust third quarter, benefiting from its leadership position in a strong market. In addition, Americas Hotels also benefited from the previously disclosed acquisition of a hotel real estate broker and advisory firm completed during the second quarter of 2005.

Total operating expenses increased 23 percent for the quarter and 21 percent year to date compared with 2004. The increases reflect higher staffing levels necessary to service new client wins, as well as strategic hiring to expand market coverage in both Agency Leasing and Capital Markets. Increased accrued incentive compensation also contributed to the higher operating expenses.

Operating income of $12.5 million for the third quarter of 2005 was 28 percent higher than the prior year. Year-to-date operating income of $14.6 million remained below the prior year of $16.6 million due to strategic investments for future growth.

Europe
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Increase (Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$110.7	$99.5	$11.2	11%	12%
Operating expense	107.6	96.6	11.0	11%	13%
Operating income	$3.1	$2.9	$0.2	7%	8%

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Increase (Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$315.6	$291.8	$23.8	8%	6%
Operating expense	315.0	285.7	29.3	10%	8%
Operating income	$0.6	$6.1	$(5.5)	(90%)	(90%)

The European region’s third-quarter revenues increased 11 percent in U.S. dollars, 12 percent in local currencies, and 8 percent in U.S. dollars, 6 percent in local currencies, year to date. The German marketplace continued to demonstrate improving market and economic conditions for real estate services. Revenues in Germany in U.S. dollars increased 35 percent in the quarter, and 37 percent year to date, compared with 2004. Year to date, the English business continued its solid performance, with revenues up 10 percent in U.S. dollars driven by strong Capital Markets. The French business declined compared with the prior year, which included several large Capital Markets and Agency Leasing transactions. Very strong market conditions continue for Capital Markets across Europe, with continued strength both within countries and in Pan-European activity, while the firm is maintaining its overall market share and mix of business.

Operating expenses increased by 11 percent in U.S. dollars for the quarter year over year and 13 percent in local currencies, while increasing 10 percent in U.S. dollars and 8 percent in local currencies on a year-to-date basis due principally to timing of accrued incentive compensation. Operating and administrative expenses continue to be aggressively managed.

Operating income of $3.1 million for the third quarter of 2005 was up 7 percent in U.S. dollars, 8 percent in local currencies, from the prior year. The year-to-date decline in operating income reflects the slow start to the year following the robust 2004 fourth quarter.

Asia Pacific
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Increase (Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$63.3	$56.2	$7.1	13%	9%
Operating expense	62.5	50.7	11.8	23%	19%
Operating income	$0.8	$5.5	$(4.7)	(85%)	(85%)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Increase (Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$180.8	$148.3	$32.5	22%	18%
Operating expense	172.5	146.7	25.8	18%	15%
Operating income	$8.3	$1.6	$6.7	n.m.	n.m.
(n.m. - not meaningful)

Third-quarter revenues for the Asia Pacific region were up 13 percent in U.S. dollars and 9 percent in local currencies from the prior year, despite slippage of several significant transactions into the fourth quarter. On a year-to-date basis, revenues were up 22 and 18 percent in U.S. dollars and local currencies, respectively. Growth for the quarter and year to date in U.S. dollars came from both Implementation Services revenues, which grew 7 and 23 percent, respectively, and Management Services revenues, which grew 26 and 21 percent, respectively. Revenues from growth markets, which include China, Japan and India, increased 44 percent year to date in U.S. dollars over the prior year. Hong Kong continued its momentum across all business lines, particularly in transactional services, reflecting its leading market position. Revenues in Hong Kong increased 12 percent for the quarter and 22 percent year to date in U.S. dollars. The Asian Hotels business also had another very strong quarter as a result of increased transaction volume and increased market share.

Total operating expenses for the Asia Pacific region for the third quarter of 2005 increased 23 percent in U.S. dollars, 19 percent in local currencies, over the prior year. On a year-to-date basis, operating expenses were up 18 percent in U.S. dollars and 15 percent in local currencies. Asia Pacific operating expenses include the reclassified charges (credits) from “non-recurring and restructuring” expenses discussed in Note 3 of notes to consolidated financial statements and under the “Restructuring Charges” heading within the discussion of consolidated Results of Operations above. Excluding the reclassification, expenses increased 16 percent both for the quarter and year to date, the result of continued investment in people and technology in the growth markets, as well as new office openings.

Operating income for the third quarter and year to date was $0.8 million and $8.3 million, respectively. Operating income for the third quarter of 2005 and 2004, before the reclassification, was break-even and $1.7 million, respectively, and year to date $6.0 million for 2005 compared with an operating loss of $1.8 million for 2004.

Investment Management
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Increase (Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$49.5	$30.8	$18.7	61%	62%
Equity earnings	2.2	1.0	1.2	n.m.	n.m.
Total revenue	51.7	31.8	19.9	63%	63%
Operating expense	38.3	25.3	13.0	51%	52%
Operating income	$13.4	$6.5	$6.9	n.m.	n.m.
(n.m. - not meaningful)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Increase (Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$124.9	$87.0	$37.9	44%	42%
Equity earnings	5.9	9.6	(3.7)	(39%)	(38%)
Total revenue	130.8	96.6	34.2	35%	34%
Operating expense	101.6	80.0	21.6	27%	25%
Operating income	$29.2	$16.6	$12.6	76%	73%

Revenues for the third quarter of 2005 were up 63 percent in both U.S. dollars and in local currencies, and, for the year to date were up 35 percent in U.S. dollars and 34 percent in local currencies over the prior year. The increase in revenues for both the quarter and year to date over the prior year was driven by incentive fees from asset sales together with portfolio performance, producing strong investment returns for the firm’s clients. Incentive fees for the third quarter of 2005 were $13.2 million, an increase of $10.1 million, and were $16.9 million year-to-date, an increase of $12.5 million over 2004. Equity earnings were up $1.1 million for the quarter, although down $3.7 million year to date, as several larger transactions closed during the first nine months of 2004. The business continues to emphasize growth in its annuity revenues from advisory fees, which increased 32 percent from 2004 for the quarter and 25 percent on a year-to-date basis. Advisory fees accounted for nearly two-thirds of LaSalle Investment Management’s third-quarter revenues. The overall revenue strength resulted in an increase of over 100 percent in operating income in the quarter over 2004 and 76 percent year to date.

The strong response to product offerings from investors has resulted in the business being well ahead of its expected capital-raising activities with respect to funds planned for launch during this year. Investments are also exceeding expectations for 2005 and have resulted in assets under management now exceeding $29 billion, an increase of over $5 billion from a year ago.

Summary

As a leading global service provider and money manager, the firm continues to benefit from favorable market conditions and increased investment allocations to real estate. While seasonal industry patterns concentrate profits in the fourth quarter, the firm continues to emphasize growth in annuity revenues as well as enhancement of profit margins in all product and service lines. The firm plans to achieve its previously announced objective of making strategic investments this year, balancing the achievement of current performance with its ambitious long-term growth objectives.

Consolidated Cash Flows

Cash Flows From Operating Activities

During the nine months ended September 30, 2005, cash flows provided by operating activities totaled $11.2 million compared to $36.5 million in the first three quarters of 2004. The cash flows from operating activities can be further divided into $79.3 million of cash generated from earnings (compared to $51.6 million over the same period in 2004) and $68.0 million of net working capital used (compared to $15.2 million used in 2004). The $52.8 million increase in net usage of working capital in the current year is primarily due to first quarter 2005 payments for incentive compensation earned and accrued in 2004, which were significantly higher than first quarter 2004 payments for 2003 incentive compensation, partially offset by a decrease in receivables more significant in the first nine months of 2005 than in the same period of 2004.

Cash Flows From Investing Activities

We used $39.1 million in investing activities in the nine months ended September 30, 2005, compared to using $35.4 million in the first nine months of 2004. This $3.7 million increase over the prior year in cash used is due to increased investments in property and equipment and the acquisition of ThompsonCalhounFair Hotel Brokerage completed during the second quarter of 2005, offset by decreases in amounts contributed or advanced to real estate ventures.

Cash Flows From Financing Activities

Financing activities provided $23.7 million of net cash in the first nine months of 2005, compared with $42.5 million used in the same period of 2004. The significant increase in cash provided by financing activities in 2005 was largely a result of the focus in 2004 on using cash to repay borrowings, particularly through the redemption of Senior Notes in June 2004. Including the Senior Note redemption, net repayments of debt in the first nine months of 2004 were $18.8 million, compared with net borrowings of $37.8 million in the nine months ended September 30, 2005. Cash provided by financing activities also increased due to $22.5 million more of common stock issued under various programs, offset by $12.7 million more of share repurchase activity compared to the prior period.

Liquidity and Capital Resources

Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. Our $325 million unsecured revolving credit facility agreement has a term to 2007. Pricing on this facility ranges from LIBOR plus 100 basis points to LIBOR plus 225 basis points dependent upon our leverage ratio. As of September 30, 2005, our pricing on the revolving credit facility is LIBOR plus 100 basis points. This facility will continue to be utilized for working capital needs, investments and acquisitions.

As of September 30, 2005, we had $80.2 million outstanding under the revolving credit facility. The average borrowing rate on the revolving credit agreement was 3.9 percent in the third quarter of 2005, which compares with 3.5 percent in the third quarter of 2004. We also had short-term borrowings (including capital lease obligations) of $16.5 million outstanding at September 30, 2005. The short-term borrowings are primarily borrowings by subsidiaries on various interest-bearing overdraft facilities. As of September 30, 2005, $8.5 million of the total short-term borrowings were attributable to local overdraft facilities.

Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility. In addition, we guarantee the local overdraft facilities of certain subsidiaries. As discussed in Note 7 of the notes to consolidated financial statements, we apply FIN 45 to recognize and measure the provisions of guarantees. The guarantees of the revolving credit facility and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $35.8 million, of which $8.5 million was outstanding as of September 30, 2005. We have provided guarantees of $26.5 million related to the local overdraft facilities, as well as guarantees related to the $325 million revolving credit facility, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries’ third-party debt.

With respect to the revolving credit facility, we must maintain a consolidated net worth of at least $392 million and a leverage ratio not exceeding 3.25 to 1. We also must maintain a minimum interest coverage ratio of 2.5 to 1. We are in compliance with all covenants at September 30, 2005. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval is required for certain levels of co-investment as well as capital expenditures. The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate, however, none were used during 2004 or the first nine months of 2005, and none were outstanding as of September 30, 2005.

We believe that the revolving credit facility, together with local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures, strategic acquisitions, co-investment activity and share repurchases.

With respect to our co-investment activity, we have total investments and loans of $83.8 million as of September 30, 2005 in approximately 25 separate property or fund co-investments. Within this $83.8 million, loans of $3.8 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008. With respect to certain co-investment indebtedness, in the event that the underlying co-investment loans default, we also have repayment guarantees to third-party financial institutions of $0.7 million outstanding at September 30, 2005.

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

At September 30, 2005, LIC has unfunded capital commitments to underlying real estate ventures of $171.2 million, of which our 47.85% share is $81.9 million, for future fundings of co-investments. These commitments are part of our maximum potential unfunded commitment to LIC at September 30, 2005, which is euro 96.1 million ($115.6 million). We also have unfunded capital commitments to other real estate ventures of $12.0 million, exclusive of our LIC commitment structure, at September 30, 2005.

LIC’s exposure to liabilities and losses of the ventures is limited to its existing capital contributions and remaining capital commitments. We expect that LIC will draw down on our commitments over the next three to five years. Additionally, our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investment funds. The purpose is to accelerate capital raising and growth in assets under management. Approvals are handled consistently with those of the firm’s co-investment capital.

For the nine months ended September 30, 2005, we funded a net $12.3 million related to co-investment activity. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2005 is anticipated to be between $20 and $25 million (planned co-investment less return of capital from liquidated co-investments).

As of September 30, 2005, LIC maintains a euro 75 million ($90.2 million) revolving credit facility (the "LIC Facility") principally for its working capital needs. The LIC Facility contains a credit rating trigger (related to the credit rating of one of LIC’s investors who is unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the LIC Facility would be in default and would need to be repaid. This would require us to fund our pro-rata share of the then outstanding balance on the LIC Facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC Facility were fully drawn, would be euro 35.9 million ($43.2 million). This exposure is included within and will never be more than our maximum potential unfunded commitment to LIC of euro 96.1 million ($115.6 million) discussed above. As of September 30, 2005, LIC had no outstanding borrowings on the LIC Facility.

We repurchased 4,851 shares in the three months ended September 30, 2005 at an average price of $45.43 per share under a share repurchase program approved by our Board of Directors on November 29, 2004. This third quarter activity brings year-to-date repurchases up to 1,028,551 shares, which have been repurchased at an average price of $41.88 per share for a total cost of $43.1 million. Subsequent to those repurchases, in September 2005, the firm’s Board of Directors approved a new share repurchase program allowing for the repurchase of up to a total of 2 million shares. The authorization allows for purchase in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. We have repurchased a total of 3,328,551 shares since the first repurchase program approved by our Board of Directors on October 30, 2002.

On August 17, 2005, our Board of Directors declared an initial semi-annual cash dividend of $0.25 per share of common stock. The plan approved by the Board anticipates a total annual dividend of $0.50 per common share. We paid the first dividend on October 14, 2005 to holders of record at the close of business on September 15, 2005. A dividend-equivalent of $0.25 per share was also paid simultaneously on outstanding but unvested shares of restricted stock units granted under the SAIP or in lieu of certain cash bonus payments under our Stock Ownership Plan.

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

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the $325 million revolving multi-currency credit facility due in 2007 that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the revolving credit facility were $124.8 million during the three months ended September 30, 2005, and the effective interest rate on that facility was 3.9 percent. As of September 30, 2005, we had $80.2 million outstanding under the revolving credit facility. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2004 or the first nine months of 2005, and we had no such agreements outstanding at September 30, 2005.

The effective interest rate on our debt was 3.9 percent for the nine months ended September 30, 2005, compared to an average of 6.9 percent for the same period in 2004. The decrease in the effective interest rate is due to a change in the mix of our average borrowings being less heavily weighted towards higher coupon Senior Notes, as the Senior Notes were redeemed in June 2004.

Foreign Exchange

Our revenues outside of the United States totaled 67% and 64% of our total revenues for the nine months ended September 30, 2005 and 2004, respectively. Operating in international markets means that we are exposed to movements in these foreign exchange rates, primarily the British pound (21% of revenues for the nine months ended September 30, 2005) and the euro (15% of revenues for the nine months ended September 30, 2005). Changes in these foreign exchange rates would have the largest impact on translating the results of our international operations into U.S. dollars.

The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our translation exposure to the British pound.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At September 30, 2005, we had forward exchange contracts in effect with a gross notional value of $289.5 million ($259.0 million on a net basis) with a market and carrying loss of $5.9 million.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of September 30, 2005, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

For other risk factors inherent in our business, see “Risks to Our Business” in “Item 1. Business” in our 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Jones Lang LaSalle (the Company) has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1. Legal Proceedings

See Note 7 of the notes to consolidated financial statements for discussion of the Company’s legal proceedings.

Item 2. Share Repurchases

The following table provides information with respect to approved share repurchase programs for Jones Lang LaSalle:

	Total number of shares purchased	Average price paid per share	Cumulative number of shares purchased as part of publicly announced plan	Shares remaining to be purchased under plan (1)

January 1, 2005 -
January 31, 2005	-	-	100,000	1,400,000

February 1, 2005 -
February 28, 2005	77,000	$42.55	177,000	1,323,000

March 1, 2005 -
March 31, 2005	263,200	$45.49	440,200	1,059,800

April 1, 2005 -
April 30, 2005	-	-	440,200	1,059,800

May 1, 2005 -
May 31, 2005	683,500	$40.39	1,123,700	376,300

June 1, 2005 -
June 30, 2005	-	-	1,123,700	376,300

July 1, 2005 -
July 31, 2005	-	-	1,123,700	376,300

August 1, 2005 -
August 31, 2005	-	-	1,123,700	376,300

September 1, 2005 -
September 30, 2005	4,851	45.43	1,128,551	371,449

Total year-to-date 2005	1,028,551	$41.88

(1)   Since October 2002, our Board of Directors has approved four share repurchase programs. Each succeeding program has replaced the prior repurchase program, such that the program approved on September 15, 2005 is the only repurchase program in effect as of September 30, 2005. We are authorized under the programs to repurchase a specified number of shares of our outstanding common stock in the open market and in privately negotiated transactions from time to time, depending upon market prices and other conditions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. The following table details the activities for each of our approved share repurchase programs:

Repurchase Plan Approval Date	Shares Approved for Repurchase	Shares Repurchased through September 30, 2005

October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	1,128,551
September 15, 2005	2,000,000	-
		3,328,551

Item 5. Other Information

Corporate Governance

Our policies and practices reflect corporate governance initiatives that we believe comply with the listing requirements of the New York Stock Exchange (NYSE), on which our Common Stock is traded, the corporate governance requirements of the Sarbanes-Oxley Act of 2002 as currently in effect, various regulations issued by the United States Securities and Exchange Commission (SEC) and certain provisions of the General Corporation Law in the State of Maryland, where Jones Lang LaSalle is incorporated.

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

Corporate Officers

During the third quarter of 2005, Alastair Hughes was appointed as the Chief Executive Officer of our European business and, accordingly, became a member of our Global Executive Committee. Robert S. Orr, who previously held that position, has been appointed Managing Director of our newly-formed International Capital Group.

The names and titles of our corporate executive officers are as follows:

Global Executive Committee

Colin Dyer (Chairman of the Committee)
President and Global Chief Executive Officer

Lauralee E. Martin
Global Chief Operating and Financial Officer

Peter A. Barge
Chief Executive Officer, Asia Pacific

Alastair Hughes
Chief Executive Officer, Europe

Peter C. Roberts
Chief Executive Officer, Americas

Lynn C. Thurber
Chief Executive Officer, LaSalle Investment Management

Additional Global Corporate Officers

Brian P. Hake
Treasurer

James S. Jasionowski
Director of Tax

David A. Johnson
Chief Information Officer

Molly A. Kelly
Chief Marketing and Communications Officer

Mark J. Ohringer
General Counsel and Corporate Secretary

Marissa R. Prizant
Director of Internal Audit

Nazneen Razi
Chief Human Resources Officer

Stanley Stec
Controller

Election of New Members to the Board of Directors

Effective October 24, 2005, Alain Monié and Lauralee E. Martin were elected as members of our Board of Directors. Mr. Monié, who is Executive Vice President of Ingram Micro Inc. and President of its Asia-Pacific subsidiary, will serve as an independent, non-executive Director. Ms. Martin, who is our Chief Operating and Financial Officer, will serve as a management Director. Since both are filling vacancies on the Board, Mr. Monié and Ms. Martin will initially serve terms that expire at the Company’s 2006 Annual Meeting of Shareholders. Their appointments bring the Jones Lang LaSalle Board to a total of eight Directors. In addition to Mr. Monié and Ms. Martin, the current members of the Board are Henri-Claude de Bettignies, Colin Dyer (President and Chief Executive Officer), Darryl Hartley-Leonard, Sir Derek Higgs, Shelia A. Penrose (non-executive Chairman) and Thomas C. Theobald.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this filing and elsewhere (such as in reports, other filings with the United States Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) regarding, among other things, future financial results and performance, achievements, plans and objectives, dividend payments and share repurchases may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle’s actual results, performance, achievements, plans and objectives to be materially different from any of the future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements.

We discuss those risks, uncertainties and other factors in (i) our Annual Report on Form 10-K for the year ended December 31, 2004 in “Item 1. Business”; “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”; “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements”; and elsewhere, (ii) in this Quarterly Report on Form 10-Q in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; “Item 3. Quantitative and Qualitative Disclosures About Market Risk”; and elsewhere, and (iii) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

Moreover, there can be no assurance that future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remains subject to final determination by the Company’s Board of Directors.

Accordingly, we caution our readers not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. Jones Lang LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.

Signature

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2005.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin

By: Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and Principal Financial Officer)

Item 6. Exhibits

Exhibit
Number	Description

10.1*	Second Amendment to Amended and Restated Multicurrency Credit Agreement, dated as of September 15, 2005

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.