Form 10-K
period 2005-12-31
JONES LANG LASALLE INC
filed 2006-03-03
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Act of 1934

For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2005 was $1,349,753,420.

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on February 15, 2006 was 35,523,696, which includes 3,948,935 shares held by a subsidiary of the registrant.

Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be held on May 25, 2006 are incorporated by reference in Part III of this report.

PART I
Item 1. Business

Company Overview
Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which may be referred to as we, us, our, the Company or the Firm) was incorporated in 1997. We are the global leader in real estate services and money management. We serve our clients’ real estate needs locally, regionally and globally in more than 100 markets in 50 countries on five continents, with approximately 22,000 employees, including approximately 11,100 directly reimbursable property maintenance employees. We believe that our combination of local market presence and wholly owned and integrated global reach differentiates our firm from other real estate service providers.

Our full range of services includes: agency leasing; property management; project and development services; valuations; capital markets; buying and selling properties; corporate finance; hotel advisory; space acquisition and disposition (tenant representation); facilities management; strategic consulting; and outsourcing. We provide money management services on a global basis for both public and private assets through LaSalle Investment Management. Our services are enhanced by our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand.

We have grown by expanding both our client base and the range of our services and products, as well as through a series of strategic acquisitions and mergers. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for our clients’ full range of real estate needs. We solidified this network of services around the globe through the merger of the businesses of the Jones Lang Wootton companies (“JLW”) (founded in 1783) with those of LaSalle Partners Incorporated (“LaSalle Partners”) (founded in 1968), effective March 11, 1999.

Jones Lang LaSalle History
Prior to our incorporation in Maryland on April 15, 1997 and our initial public offering (the “Offering”) of 4,000,000 shares of common stock on July 22, 1997, Jones Lang LaSalle conducted business as LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (collectively, the “Predecessor Partnerships”). Immediately prior to the Offering, the general and limited partners of the Predecessor Partnerships contributed all of their partnership interests in the Predecessor Partnerships in exchange for an aggregate of 12,200,000 shares of common stock.

In October 1998, we acquired all of the common stock of the COMPASS group of real estate service companies (collectively referred to as “COMPASS”) from Lend Lease Corporation Limited. The acquisition of COMPASS made us the largest property management services company in the United States and expanded our international presence into Australia and South America.

On March 11, 1999, LaSalle Partners merged its business with that of JLW and changed its name to Jones Lang LaSalle Incorporated. In connection with the merger, we issued 14,300,000 shares of common stock and paid cash consideration of $6.2 million.

On January 3, 2006, Jones Lang LaSalle merged operations with Spaulding & Slye, a privately held real estate services and investment company with offices in Boston and Washington, D.C. Substantially all of Spaulding & Slye’s 500 employees were integrated into the Jones Lang LaSalle organization, significantly increasing the Firm’s New England market presence.

Our Value Model: Performing Consistently and Maximizing Growth
Articulating our range of services and approach to business, our Value Model graphically depicts our stated mission:

To deliver exceptional strategic, fully integrated services and solutions for real estate owners, occupiers and investors worldwide.

The model describes how we serve clients with four broad sets of services:

•	Money Management;
•	Local Market Services;
•	Capital Markets; and
•	Occupier Services.

We believe this combination of services, skills and expertise sets us apart from our competitors. Consultancy practices typically do not share our implementation capability and local market awareness. Investment banking and investment management competitors generally possess neither our local market knowledge nor our real estate service capabilities. Traditional real estate firms lack our financial expertise and operating consistency.

Five key value drivers distinguish our business activities (see “Competitive Advantages” below):

•	Our integrated global services platform;
•	The quality and worldwide reach of our research function;
•	Our focus on client relationship management as a means to provide superior client service;
•	Our reputation for consistent worldwide service delivery, as measured by our creation of best practices and the skills and experience of our people; and
•	The strength of our brand.

We have designed our business model to create value for our clients, our shareholders and our employees. Based on our established presence in, and intimate knowledge of, real estate and capital markets worldwide, and supported by our investments in thought leadership and technology, we believe that we create value for clients by addressing not only their local, regional and global real estate needs, but also their broader business, strategic, operating and financial goals. We believe that the ability to create and deliver value drives our own ability to grow our business and improve profitability and shareholder value. In doing so, we enable our people to demonstrate their technical competence and advance their careers by taking on new and increased responsibilities as our business expands.

Growth Strategy
To continue to create new value for our clients, shareholders and employees, in early 2005 we identified five strategic priorities for continued growth. We refer to them as the Global Five Priorities, or the “G5.” We have initiated a five-year program designed to invest capital and resources that will maintain and extend our global leadership positions in the G5, which we defined as follows:

G1: Local and Regional Service Operations. Our strength in local and regional markets determines the strength of our global service capabilities. Our financial performance also depends, in great part, on the business we source and execute locally in more than 100 markets around the world.

G2: Global Corporate Solutions. The accelerating trends of globalization and the outsourcing of real estate services by corporate occupiers support our decision to emphasize a truly global Corporate Solutions business to serve their needs comprehensively. This service delivery capability helps us create new client relationships. In addition, current corporate clients are demanding multi-regional capabilities.

G3: Global Capital Markets. Our focus on the further development of our global Capital Markets service delivery capability reflects increasing international cross-border money flows to real estate and the accelerated global marketing of assets that has resulted.

G4: LaSalle Investment Management. With a truly integrated global platform, our LaSalle Investment Management business is already well positioned to serve institutional real estate investors looking for attractive opportunities around the world. Our continued investment in LaSalle’s ability to develop and offer new products quickly, and to extend its portfolio capabilities into promising new markets, is intended to enhance that position.

G5: World-Standard Business Operations. To gain maximum benefit from our other priorities, we must have superior operating and support procedures and processes to serve our clients and support our people. Our goal is to equip our people with the knowledge and risk management tools and other infrastructure resources they need to create sustainable value for our clients.

We committed resources to all G5 priorities during 2005. By continuing to invest in our future based on our view of how our strengths can support the needs of our clients, we intend to further grow our business and to maintain and expand our position as an industry leader in the process.

Business Segments
We report our operations as four business segments. We manage our Investor and Occupier Services (“IOS”) product offerings geographically as (i) Americas, (ii) Europe and (iii) Asia Pacific, and our money management business globally as (iv) LaSalle Investment Management. See “Results of Operations” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 7 of Notes to Consolidated Financial Statements, for financial information discussed by segment.

Value Delivery: IOS Americas, Europe and Asia Pacific
To address the needs of real estate owners and occupiers, we provide a full range of integrated property, project management and transaction services locally, regionally and globally through our regional operating segments in the Americas, Europe and Asia Pacific. Services are delivered through the following teams:

Agency Leasing Services executes marketing and leasing programs on behalf of investors, developers, property companies and public bodies to secure tenants and negotiate leases with terms that reflect our clients’ best interests. In 2005, we completed approximately 8,600 agency leasing transactions representing approximately 93 million square feet of space.

Agency leasing fees are typically based on a percentage of the value of the lease revenue commitment for leases consummated.

Property Management Services provides on-site management services to real estate owners for office, industrial, retail and specialty properties. We seek to leverage our market share and buying power to deliver superior service to clients. Our goal is to enhance our clients’ property values through aggressive day-to-day management. We focus on maintaining high levels of occupancy and tenant satisfaction while lowering property operating costs. During 2005, we provided on-site Property Management Services for office, retail, mixed-use and industrial properties totaling approximately 584 million square feet.

Property Management Services typically are provided by an on-site general manager and staff who are supported by regional supervisory teams and central resources in such areas as training, technical and environmental services, accounting, marketing and human resources. Our general managers are responsible for property management activities, client satisfaction and financial results. We do not compensate them with commissions, but rather with a combination of base salary and a performance bonus that is directly linked to results produced for their clients. Increasingly, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue or occupancy objectives or tenant satisfaction levels. Consistent with industry custom, management contract terms typically range from one to three years, but may be canceled at any time following a short notice period, usually 30 to 60 days.

Project and Development Services provides a variety of services—including interior build-out and conversion management, move management and strategic occupancy planning services—to tenants of leased space, owners in self-occupied buildings and owners of real estate investments. Project and Development Services frequently manages relocation and build-out initiatives for clients of our Property Management Services, Integrated Facilities Management and Tenant Representation Services units. Project and Development Services also manages all aspects of development and renovation of commercial projects for our clients. Beginning in 2003, we continued to expand this service to the public sector, particularly to the U.S. military and educational institutions.

Our Project and Development Services business is typically compensated on the basis of negotiated fees. Client contracts are typically multi-year in duration and may govern a number of discrete projects, with individual projects being completed in less than one year.

Valuation Services provides clients with professional valuation services, helping them determine market values for office, retail, industrial and mixed-use properties. Such services may involve valuing a single property or a global portfolio of multiple property types. Valuations, which typically involve commercial property, are completed for a variety of purposes, including acquisitions, dispositions, debt and equity financings, mergers and acquisitions, securities offerings and privatization initiatives. Clients include occupiers, investors and financing sources from the public and private sectors. Our valuation specialists provide services to clients in nearly every developed country. During 2005, we performed more than 22,500 valuations of properties with an aggregate value of approximately $286 billion.

Compensation for valuation services is generally negotiated for each assignment based on its scale and complexity and typically relates in part to the value of the underlying assets.

Capital Markets Services includes institutional property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. As more and more real estate assets are marketed internationally, and as a growing number of clients are investing outside their home markets, our Capital Markets Services teams combine local market knowledge with our access to global capital sources to provide clients with superior execution in raising capital for their real estate assets. By researching, developing and introducing innovative new financial products and strategies, Capital Markets Services is integral to the business development efforts of our other businesses. In 2005, we completed institutional property sales and acquisitions, debt financings and equity placements on assets and portfolios valued at approximately $43.5 billion.

Capital Markets Services units are typically compensated on the basis of the value of transactions completed or securities placed. In certain circumstances, we receive retainer fees for portfolio advisory services.

Tenant Representation Services establishes strategic alliances with clients to deliver ongoing assistance to meet their real estate needs, and to help them evaluate and execute transactions to meet their occupancy requirements. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions and negotiating lease and ownership terms with third parties. We help our clients lower real estate costs, minimize real estate occupancy risks, improve occupancy control and flexibility, and create more productive office environments. We employ a multidisciplinary approach to develop occupancy strategies linked to our clients’ core business objectives. In 2005 we completed approximately 3,800 tenant representation transactions involving approximately 53 million square feet.

Compensation for Tenant Representation Services is generally determined on a negotiated fee basis. Fees often reflect performance measures related to targets that we and our clients establish prior to engagement or, in the case of strategic alliances, at annual intervals thereafter. Quantitative and qualitative measurements are used to assess performance relative to these goals, and we are compensated accordingly, with incentive fees awarded for superior performance.

Integrated Facilities Management Services provides comprehensive portfolio and property management services to corporations and institutions that outsource the management of their occupied real estate. Properties under management range from corporate headquarters to industrial complexes. During 2005, Integrated Facilities Management Services managed approximately 319 million square feet of real estate for its clients. Our target clients typically have large portfolios (usually over 1 million square feet) that offer significant opportunities to reduce costs and improve service delivery. The competitive trends of globalization, outsourcing and offshoring are prompting many of these clients to demand consistent service delivery worldwide and a single point of contact from their real estate service providers. Performance measures are generally developed to quantify progress made toward mutually determined goals and objectives. Depending on client needs, Integrated Facilities Management Services units, either alone or partnering with other business units, provide services that include portfolio planning, property management, agency leasing, tenant representation, acquisition, finance, disposition, project management, development management and land advisory services.

Integrated Facilities Management Services units are compensated on the basis of negotiated fees that are typically structured to include a base fee and performance bonus. We base performance bonus compensation on a quantitative evaluation of progress toward performance measures and regularly scheduled client satisfaction surveys. Integrated Facilities Management Services agreements are typically three to five years in duration, but also are cancelable at any time upon a short notice period, usually 30 to 60 days, as is typical in the industry.

Strategic Consulting Services provides clients with specialized, value-added real estate consulting services and strategies in such areas as mergers and acquisitions, privatization, development and asset strategy, occupier portfolio strategy, organizational strategy and work-process design. Strategic Consulting professionals focus on translating global best practices into local real estate solutions for clients.

Value Delivery: Money Management
Our global money management business, a member of the Jones Lang LaSalle group operated under the name of LaSalle Investment Management, is driven by three priorities:

•	Developing and executing customized investment strategies that meet the specific investment objectives of each of our clients;
•	Providing superior investment performance; and
•	Delivering uniformly high levels of services.

We provide money management services to institutional investors and high-net-worth individuals. We seek to establish and maintain relationships with sophisticated investors who value our global platform and extensive local market knowledge. As of December 31, 2005, LaSalle Investment Management managed approximately $30 billion of public and private real estate assets, making us one of the world’s largest managers of institutional capital invested in real estate assets and securities.

LaSalle Investment Management provides clients with a broad range of real estate investment products and services in the public and private capital markets. We design these products and services to meet the differing strategic, risk/return and liquidity requirements of individual clients. The range of investment alternatives includes private investments in multiple real estate property types (namely office, retail, industrial and residential) either through investment funds that LaSalle Investment Management manages or through single client account relationships (“separate accounts”). We also offer public indirect investments, primarily in publicly traded real estate investment trusts (“REITs”) and other real estate equities.

We believe the success of our money management business comes from our industry-leading research capabilities, innovative investment strategies, global presence, local market knowledge, and strong client focus. We maintain an extensive real estate research department whose dedicated professionals monitor real estate and capital market conditions around the world to enhance current investment decisions and identify future opportunities. In addition to drawing on public sources for information, our research department utilizes the extensive local presence of Jones Lang LaSalle professionals throughout the world to gather and share proprietary insight into local market conditions.

The investment and capital origination activities of our money management business have grown increasingly global. We have invested in direct real estate in 19 countries across the globe, as well as in public real estate companies traded on all major stock exchanges. We expect money management activities, both fund raising and investing, to continue this trend as cross-border capital flows increase.

Private Investments in Real Estate Properties. In serving our money management clients, LaSalle Investment Management is responsible for the acquisition, management, leasing, financing and divestiture of real estate investments across a broad range of real estate property types. LaSalle Investment Management launched its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including nine funds that invest in assets in the Americas, nine funds that invest in assets located in Europe and three funds that invest in assets in Asia Pacific. LaSalle Investment Management also maintains separate account relationships with investors for whom LaSalle Investment Management manages private real estate investments. As of December 31, 2005, LaSalle Investment Management had approximately $25 billion in assets under management in these funds and separate accounts.

Some investors prefer to partner with money managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest funds alongside the investments of clients’ funds will continue to be an important factor in maintaining and continually improving our competitive position. Our co-investment strategy will strengthen our ability to continue to raise capital for new investment funds. At December 31, 2005, we had a total of $89 million of investments in, and loans to, co-investments.

We also plan to expand our “merchant banking” activities in appropriate circumstances. This involves our making investments of Firm capital to acquire properties in order to seed investment management funds before they have been offered to clients.

LaSalle Investment Management conducts its operations with teams of professionals dedicated to achieving specific client objectives. We establish investment committees within each region whose members have specialized knowledge applicable to underlying investment strategies. These committees must approve all investment decisions for private market investments. We employ the investment committee approval process for LaSalle Investment Management’s investment funds and for all separate account relationships.

LaSalle Investment Management is generally compensated for money management services for private equity investments based on initial capital invested and managed, with additional fees tied to investment performance above benchmark levels. The terms of contracts vary by the form of investment vehicle involved and the type of service provided. Our investment funds have various life spans, typically ranging between five and ten years. Separate account advisory agreements generally have three-year terms with “at will” termination provisions, and they may include compensation arrangements that are linked to the market value of the assets under management.

Investments in Public Equity. LaSalle Investment Management also offers clients the ability to invest in separate accounts focused on public real estate equity. We invest the capital of these clients principally in publicly traded securities of REITs and property company equities. As of December 31, 2005, LaSalle Investment Management had approximately $5 billion of assets under management in these types of investments. LaSalle Investment Management is typically compensated by securities investment clients on the basis of the market value of assets under management.

Competitive Advantages
We believe that the five value drivers articulated in the Jones Lang LaSalle Value Model create several competitive advantages that have established us as the leader overall in the real estate services and money management business.

Integrated Global Services. By combining a wide range of high-quality, complementary services - and delivering them at consistently high service levels globally - we can develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. We also believe that we have secured an established business presence in the world’s principal real estate markets, with the result that we can grow revenues without a substantial increase in infrastructure costs. With offices in over 100 markets in 34 countries on five continents, we have in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe. This geographic coverage positions us to serve our multinational clients and manage investment capital on a global basis. In addition, we anticipate that our additional cross-selling potential across geographies and product lines will continue to develop new revenue sources for multiple business units within Jones Lang LaSalle.

Industry-Leading Research and Knowledge Building. We invest in and rely on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy. Our Global Research Committee oversees and coordinates the activities of approximately 200 research professionals who cover market and economic conditions in approximately 200 metropolitan areas in 35 countries around the world. Research also plays a key role in keeping colleagues throughout the organization attuned to important events and changing conditions in world markets. Dissemination of this information to colleagues is facilitated through our company-wide intranet.

Client Relationship Management. We believe that our ability to deliver superior service to our clients is supported by our ongoing investments in Client Relationship Management and Account Management. Our goal is to provide each client with a single point of contact at our firm, an individual who is answerable to, and accountable for, all the activities we undertake for the client. We believe that we enhance superior client service through best practices in Client Relationship Management, the practice of seeking and acting on regular client feedback, and recognizing each client’s definition of excellence.

Our client-driven focus enables us to develop long-term relationships with real estate investors and occupiers. By developing these relationships, we are able to generate repeat business and create recurring revenue sources. In many cases, we establish strategic alliances with clients whose ongoing service needs mesh with our ability to deliver fully integrated real estate services across multiple business units and office locations. Our relationship focus is supported by an employee compensation system designed to reward client relationship building, teamwork and quality performance, in addition to revenue development.

Consistent Service Delivery. We believe that our investments in research, technology, people and innovation enable us to develop, share and continually evaluate best practices across our global organization. As a result, we are able to deliver the same consistently high levels of client service and operational excellence substantially wherever our clients’ real estate investment and services needs exist.

Based on our general industry knowledge and specific client feedback, we believe we are recognized as an industry leader in technology. We possess the capability to provide sophisticated information technology systems on a global basis to serve our clients and support our employees. For example, the purpose of OneView SM, our client extranet technology, is to provide clients with detailed and comprehensive insight into their portfolios, the markets in which they operate and the services we provide to them. Delphi SM, our intranet technology, offers our employees easy access to the Firm’s policies and its collective thinking regarding our experience, skills and best practices.

We believe that our investments in research, technology, people and thought leadership position our firm as a leading innovator in our industry. Major research initiatives, such as our “World Winning Cities” program, our offshoring index and our “Global Real Estate Transparency Index,” investigate emerging trends and therefore help us anticipate future conditions and shape new services to benefit our clients. Professionals in our Strategic Consulting practice identify and respond to shifting market and business trends to address changing client needs and opportunities. LaSalle Investment Management relies on our comprehensive investigation of global real estate and capital markets to develop new investment products and services tailored to the specific investment goals and risk/return objectives of our clients. We believe that our commitment to innovation helps us secure and maintain profitable long-term relationships with the clients we target: the world’s leading real estate owners, occupiers and investors.

Strong Brand. Based on our industry knowledge, commissioned marketing surveys, coverage in top-tier business publications and our number of long-standing client relationships, we believe that large corporations and institutional investors and occupiers of real estate generally recognize us as a provider of high-quality, professional real estate and money management services. We believe that the strength of the Jones Lang LaSalle brand and our reputation for excellence in service delivery represent significant advantages when we pursue new business opportunities.

Industry Trends
Increasing Demand for Global Services and Globalization of Capital Flows. Many corporations based in countries around the world have pursued growth opportunities in international markets. Many are striving to control costs by outsourcing or offshoring non-core business activities. Both trends have increased the demand for global real estate services, including facilities management, tenant representation and leasing, and property management services. We believe that this trend will favor real estate service providers with the capability to provide services — and consistently high service levels — in multiple markets around the world. Additionally, real estate capital flows have become increasingly global, as more assets are marketed internationally and as more investors seek real estate investment opportunities beyond their own borders. This trend has created new markets for investment managers equipped to facilitate international real estate capital flows and execute cross-border real estate transactions.

Consolidation. The real estate services industry has experienced significant consolidation in recent years. We believe that as a result of substantial existing infrastructure investments and the ability to spread fixed costs over a broader base of business, it is possible to recognize incrementally higher margins on property management and facilities management assignments as the amount of square footage under management increases.

Large users of commercial real estate services continue to demonstrate a preference for working with single-source service providers able to operate across local, regional and global markets. The ability to offer a full range of services on this scale requires significant corporate infrastructure investment, including information technology and personnel training. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments.

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

Alignment of Interests of Investors and Investment Managers. Institutional investors continue to allocate significant portions of their investment capital to real estate, and many investors have shown a desire to commit their capital to investment managers willing to co-invest their own funds in specific real estate investments or real estate funds. In addition, investors are increasingly requiring that fees paid to investment managers be more closely aligned with investment performance. As a result, we believe that investment managers with co-investment capital, such as LaSalle Investment Management, will have an advantage in attracting real estate investment capital. In addition, co-investment may bring the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such investments.

Employees
With the help of aggressive goal and performance measurements, we attempt to instill in all of our people the commitment to be the best. Our goal is to be the real estate advisor of choice for clients and the employer of choice in our industry. To achieve that, we intend to continue to promote those human resources techniques that will attract, motivate and retain high quality employees. The following table details our respective headcounts at December 31, 2005 and 2004:

	2005	2004
Professional	9,400	8,000
Support	1,500	1,600
	10,900	9,600
Directly reimbursable property maintenance	11,100	9,700
Total Employees	22,000	19,300

Directly reimbursable project management employees included as professionals above	3,500	3,000

The increase in headcount in 2005 was driven by additional or expanded outsourcing engagements, as well as investments in our growing businesses in Asia Pacific, particularly in India and China.

Directly reimbursable project management employees work with clients that have a contracted fee structure comprised of a fixed management fee and a separate component that allows for scheduled reimbursable personnel and other expenses to be billed directly to the client.

Approximately 7,700 and 6,700 of our professional and support staff in 2005 and 2004, respectively, were based in countries other than the United States. Additionally, approximately 7,600 and 6,300 of our directly reimbursable property maintenance workers in 2005 and 2004, respectively, were based in countries other than the United States. Our employees are not members of any labor unions with the exception of approximately 650 of our directly reimbursable property maintenance employees in the United States. We have generally had satisfactory relations with our employees.

Company Web Site, Corporate Governance and Other Available Information
Jones Lang LaSalle’s Web site address is www.joneslanglasalle.com. We make available, free of charge, our Form 10-K, 10-Q and 8-K reports, and our proxy statements, as soon as reasonably practicable after we file them electronically with the U.S. Securities and Exchange Commission (“SEC”). You also may read and copy any document we file with the SEC at its public reference room at 450 Fifth Street, NW, Washington, D.C. 20549. You may call the SEC at 1.800.SEC.0330 for information about its public reference room. The SEC maintains an internet site that contains annual quarterly and current reports, proxy statements and other information that we file electronically with the SEC. The SEC’s internet site is www.sec.gov.

The Company’s Code of Business Ethics, which applies to all employees of the Company, including our Chief Executive Officer, Chief Operating and Financial Officer, Global Controller and the members of our Board of Directors, can also be found on our Web site under Investor Relations/Board of Directors and Corporate Governance. In addition, the Company intends to post any amendment or waiver of the Code of Business Ethics with respect to a member of our Board of Directors or any of the executive officers named in our proxy statement.

Our Web site also includes information about our corporate governance. You may access, in addition to other information, the following materials, which we will make available in print to any shareholder who requests them:

•	Bylaws
•	Corporate Governance Guidelines
•	Charters for our Audit, Compensation, and Nominating and Governance Committees
•	Statement of Qualifications for Members of the Board of Directors
•	Complaint Procedures for Accounting and Auditing Matters
•	Statements of Beneficial Ownership of our Equity Securities by our Directors and Officers

Item 1A. Risk Factors

One of the challenges of a global business such as ours is to be able to determine in a sophisticated manner the enterprise risks that in fact exist and then to determine how best to employ available resources to prevent, mitigate and/or minimize those risks that have the greatest potential (1) to occur and (2) to cause significant damage from an operational, financial or reputational standpoint. An important dynamic that we must also consider and appropriately manage is how much and what types of commercial insurance to obtain and how much potential liability may remain uninsured consistent with the infrastructure that is in place within the organization to identify and properly manage it. While we attempt to approach these issues in an increasingly sophisticated and coordinated manner across the globe, our failure to identify or effectively manage the enterprise risks inherent within our business could result in a material adverse effect on our business, results of operations and/or financial condition.

General economic conditions and real estate market conditions can have a negative impact on our business. We have experienced in past years, and expect in the future to be negatively impacted by, periods of economic slowdown or recession, and corresponding declines in the demand for real estate and related services, within one or more of the markets in which we operate. Each real estate market tends to be cyclical and related to the condition of its corresponding economy as a whole or, at least, to the perceptions of investors and users as to the relevant economic outlook. For example, corporations may be hesitant to expand space or enter into long-term commitments if they are concerned with the economic environment. Corporations that are under financial pressure for any reason, or are attempting to more aggressively manage their expenses, may reduce the size of their workforces and/or seek corresponding reductions in office space and related management services. Negative economic conditions and declines in the demand for real estate and related services in several markets or in significant markets could have a material adverse effect on our business, results of operations and/or financial condition, including as a result of the following factors:

•	Decline in Leasing Activity
A general decline in leasing activity can lead to a reduction in fees and commissions for arranging leases, both on behalf of owners and tenants. Additionally, a decline in leasing activity can lead to a reduction in the demand for, and fees earned from, other real estate services, such as Project and Development Services (managing the build-out of space) and Corporate Property Services (managing space occupied by clients).

•	Decline in Acquisition and Disposition Activity
A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers.

•	Decline in Real Estate Investment Activity
A general decline in real estate investment activity can lead to a reduction in investment management fees on the acquisition of property for clients, as well as in fees and commissions for arranging acquisitions, dispositions and financings.

•	Decline in the Value and Performance of Real Estate and Rental Rates
A general decline in the value and performance of real estate and in rental rates can lead to a reduction in investment management fees (the most significant portion of which are generally based upon the performance of investments) and the value of the co-investments we make with our investment management clients or “merchant banking” investments we have made for our own account. Additionally, such declines can lead to a reduction in fees and commissions that are based upon the value of, or revenues produced by, the properties with respect to which services are provided, including fees and commissions for property management and valuations, and for arranging acquisitions, dispositions, leasing and financings.

Concentrations of business with corporate clients increase credit risk and the impact from the loss of certain clients. While our client base remains diversified across industries and geographies, we do value the expansion of business relationships with individual corporate clients and the increased efficiency and economics (both to our clients and our firm) that can result from developing repeat business from the same client and from performing an increasingly broad range of services for the same client. At the same time, having increasingly large and concentrated clients can also lead to greater or more concentrated risks of loss if, among other possibilities, such a client (1) experiences its own financial problems, which can lead to larger individual credit risks, (2) decides to reduce its operations or its real estate facilities, (3) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations, (4) decides to change its providers of real estate services or (5) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers. Additionally, increasingly large clients may, and sometimes do, attempt to leverage the extent of their relationships with us during the course of contract negotiations or in connection with disputes or potential litigation.

The international scope of our operations, and our operations in particular regions and countries, involve a number of risks for our business. The fact that we operate in 50 countries presents risks for our business in a number of ways. If those risks, including the following, associated with the international scope of our operations and our operations in particular regions and countries cannot be or are not successfully managed, our business, operating results and/or financial condition could be materially and adversely affected.

•   Difficulties and Costs of Staffing and Managing International Operations; Noncompliance with Policies; Communications and Enforcement of Our Policies and Our Code of Business Ethics; Conflicts of Interest

The coordination and management of international operations poses additional costs and difficulties. We must manage operations in many time zones and that involve people with language and cultural differences. Our success depends on finding and retaining people capable of dealing with these challenges effectively and who will represent the Company with the highest levels of integrity. If we are unable to attract and retain qualified personnel, or successfully plan for succession of employees holding key management positions, our growth may be limited, and our business and operating results could suffer.

Among the challenges we face in retaining our people is maintaining a compensation system that rewards them consistent with local markets and with our profitability, which can be especially difficult where competitors may be attempting to gain market share by hiring our best people at rates of compensation that are well above the market. We have committed resources to effectively coordinate our business activities around the world to meet our clients’ needs, whether they be local, regional or global. We also consistently attempt to enhance the establishment, organization and communication of corporate policies, particularly where we determine that the nature of our business poses the greatest risk of noncompliance. The failure of our people to carry out their responsibilities in accordance with our client contracts, our corporate and operating policies, or our standard operating procedures, or their negligence in doing so, could result in liability to clients or other third parties, which could have a material adverse effect on our business, operating results and/or financial condition.

When addressing staffing in connection with a restructuring of our organization or a downturn in economic conditions or activity, we must take into account the employment laws of the countries in which actions are contemplated, which in some cases can result in significant costs and/or time delays in implementing headcount reductions. Our ability to manage such operational fluctuations and maintain adequate long-term strategies in the face of such developments will be critical to our continued growth and profitability.

The geographic and cultural diversity in our organization makes it more challenging to communicate the importance of adherence to our Code of Business Ethics, to monitor and enforce compliance with its provisions on a worldwide basis, and to ensure local compliance with U.S. laws that apply globally, such as the Foreign Corrupt Practices Act, the Patriot Act and the Sarbanes-Oxley Act of 2002. We have introduced an Ethics Everywhere program to address these challenges and to attempt to maintain a high level of awareness about, and compliance with, our Code of Business Ethics. Breaches of our Code of Business Ethics, particularly by our executive management, could have a material adverse effect on our business, operating results and/or financial condition.

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

•	Client Due Diligence
There are circumstances where the conduct or identity of our clients could cause us reputational damage or financial harm or could lead to our non-compliance with certain laws, as the result of which there could be a material adverse effect on our business, operating results and/or financial condition. An example would be the attempt by a client to “launder” funds through its relationship with us, namely to disguise the illegal source of funds that are put into otherwise legitimate real estate investments. While we continue to attempt to enhance the procedures we use to evaluate our clients before doing business with them and to avoid attempts to launder money or otherwise to exploit their relationship with us, our efforts may not be successful in all situations.

•	Currency Restrictions and Exchange Rate Fluctuations
We produce positive flows of cash in various countries and currencies that can be most effectively used to fund operations in other countries or to repay our indebtedness, which is currently primarily denominated in U.S. dollars. We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. We also face risks associated with fluctuations in currency exchange rates that may lead to a decline in the value of the funds produced in certain jurisdictions.

Additionally, although we operate globally, we report our results in U.S. dollars and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, weakened against the U.S. dollar over the course of 2005. For the year ended December 31, 2005, 28% of our operating income was attributable to operations with U.S. dollars as their functional currency, and 72% was attributable to operations having other functional currencies. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

We are authorized to use currency-hedging instruments, including foreign currency forward contracts, purchased currency options and borrowings in foreign currency. There can be no assurance that such hedging will be economically effective. We do not use hedging instruments for speculative purposes.

The following table sets forth the revenues derived from our most significant currencies (based upon 2005 revenues, $ in millions). The euro revenues include our businesses in France, Germany, Italy, Ireland, Spain, Portugal, Holland, Belgium and Luxembourg.

Most Significant Currencies on a Revenue Basis

	2005	2004
United States Dollar	$539.9	421.5
United Kingdom Pound	281.7	259.6
Euro	220.8	191.4
Australian Dollar	108.5	94.9
Other currencies	239.7	199.6
Total Revenues	$1,390.6	1,167.0

•	Potentially Adverse Tax Consequences; Changes in Tax Legislation and Tax Rates
Moving funds between countries can produce adverse tax consequences in the countries from which and to which funds are transferred, as well as in other countries, such as the United States, in which we have operations. Additionally, as our operations are global, we face challenges in effectively gaining a tax benefit for costs incurred in one country that benefit our operations in other countries.

Changes in tax legislation or tax rates may occur in one or more jurisdictions in which we operate that may materially increase the cost of operating our business.

•   Burden of Complying with Multiple and Potentially Conflicting Laws and Regulations and Dealing with Changes in Legal and Regulatory Requirements; Licensing; Regulatory and Contractual Liabilities

We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents challenges. As an example, in the United Kingdom, the Financial Services Authority (FSA) regulates the conduct of investment businesses and the Royal Institute of Chartered Surveyors (RICS) regulates the profession of Chartered Surveyors, which is the professional qualification required for certain of the services we provide in the United Kingdom, through upholding standards of competence and conduct. As another example, in the United States, various activities of LaSalle Investment Management are regulated by the Securities and Exchange Commisssion (SEC), and as a publicly traded company, we are subject to various corporate governance and other requirements established by statute, pursuant to SEC regulations and under the rules of the New York Stock Exchange. Additionally, changes in legal and regulatory requirements can impact our ability to engage in business in certain jurisdictions or increase the cost of doing so.

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

As a licensed real estate service provider in various jurisdictions, we and our licensed employees may be subject to various due diligence, disclosure, standard-of-care, anti-money laundering and other obligations in the jurisdictions in which we operate. Failure to fulfill these obligations could subject us to litigation from parties who purchased, sold or leased properties we brokered or managed. We could become subject to claims by participants in real estate sales or other services claiming that we did not fulfill our obligations as a service provider or broker (including, for example, with respect to conflicts of interests where we are acting, or are perceived to be acting, for two or more clients with potentially contrary interests).

In addition, we may, on behalf of our clients, hire and supervise third-party contractors to provide construction, engineering and various other services for our managed properties. Depending upon the terms of our contracts with clients (which, for example, may place us in the position of a principal rather than an agent), we may be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties whom we do not control. Adverse outcomes of property management disputes or litigation could negatively impact our business, financial condition and/or results of operations, particularly if we have not limited in our contracts the extent of damages to which we may be liable for the consequences of our actions or if our liabilities exceed the amounts of the commercial third-party insurance that we carry. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property manager even if we have technically disclaimed liability as a legal matter, in which case we may be pressured to participate in a financial settlement for purposes of preserving the client relationship.

•	Greater Difficulty in Collecting Accounts Receivable in Certain Countries and Regions
We face challenges to our ability to efficiently and/or effectively collect accounts receivable in certain countries and regions. For example, in Asia, many countries have underdeveloped insolvency laws and clients often are slow to pay. In Europe, clients in some countries, particularly Spain, Italy and France, also tend to delay payments, reflecting a different business culture.

•	Political and Economic Instability; Terrorist Activities; Health Epidemics
We operate in 50 countries with varying degrees of political and economic stability. For example, certain Asian, Eastern European and South American countries have experienced serious political and economic instability within the past few years, and such instability will likely continue to arise from time to time in countries in which we have operations. As a result, our ability to operate our business in the ordinary course may be disrupted in one way or another, with corresponding reductions in revenues, increases in expenses or other material adverse effects. In addition, terrorist activities have escalated in recent years and at times have affected cities in which we operate. To the extent that similar terrorist activities continue to occur, they may adversely affect our business because they tend to target the same type of high-profile urban areas in which we do business.

Health epidemics that affect the general conduct of business in one or more urban areas, such as occurred from SARS or may occur from an avian flu outbreak, can also adversely affect the volume of business transactions, real estate markets and the cost of operating real estate, and may therefore adversely affect our results.

Real estate services markets are highly competitive. We provide a broad range of commercial real estate services, and there is significant competition on an international, regional and local level with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, firms providing outsourcing services and companies bringing their real estate services in-house (any of which may be a global, regional or local firm). Many of our competitors are local or regional firms, which, although substantially smaller in overall size, may be larger in a specific local or regional market. Some of our competitors are expanding the services they offer in an attempt to gain additional business. Some of our competitors may have greater financial, technical and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or more well-capitalized competitors may be able to respond faster to the need for technological changes, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily and generally compete more aggressively for market share.

New competitors or alliances among competitors that increase their ability to service clients could emerge and gain market share, develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services we offer. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would have an adverse effect on our revenues and profit margins.

We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements are cancelable by the client for any reason with as little as 30 to 60 days’ notice, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and financial condition will be materially adversely affected. We must also continue to successfully differentiate the scope and quality of our service and product offerings from those of our competitors in order to maintain the value and premium status of our brand, which is one of our most important assets.

The seasonality of our business exposes us to risks and to volatility in our stock price. Our revenues and profits tend to be significantly higher in the third and fourth quarters of each year than the first two quarters. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant through the year. Historically, we have reported a small loss in the first quarter, a small profit or loss in the second quarter and increasingly larger profit during the third and fourth quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains (both of which can be particularly unpredictable). The seasonality of our business makes it difficult to determine during the course of the year whether plan results will be achieved, and thus to adjust to changes in expectations. Additionally, negative economic or other conditions that arise at a time when they impact performance in the fourth quarter, such as the particular timing of when larger transactions close, may have a more significant impact than if they occurred earlier in the year. To the extent we are not able to identify and adjust for changes in expectations or we are confronted with negative conditions that impact inordinately on the fourth quarter of a year, this could have a material adverse effect on our business, results of operations and/or financial condition. This may in turn lead to volatility in our stock price.

Volatility in LaSalle Investment Management incentive fee revenues. With the growth in assets under management at LaSalle Investment Management, our portfolio is of sufficient size to periodically generate large incentive fees, and in some cases equity gains, that significantly contribute to our earnings and to the changes in earnings from one year to the next. However, volatility in this component of our earnings is inevitable due to the nature of this aspect of our business. In the case of our commingled funds, underlying market conditions, particular decisions regarding the acquisition and disposition of fund assets, and the specifics of the client mandate will determine the timing and size of incentive fees from one fund to another. For separate accounts, where asset management is ongoing, we may also earn incentive fees at periodic agreed-upon measurement dates, and that may be related to performance relative to specified real-estate indices (such as that published by the National Council of Real Estate Investment Fiduciaries (NCREIF)).

While LaSalle Investment Management has focused over the past several years on developing more predictable annuity-type revenues, incentive fees have been, and will continue to be, an important part of our revenues and earnings. As a result, the volatility described above should be expected to continue. For example, in 2005 we recognized, and in 2006 we expect to also recognize, significant incentive fees from a mix of both fund liquidations and separate account performance. We are currently anticipating incentive fees in 2006 to be primarily concentrated in a significant incentive fee from a separate account where we have ongoing portfolio management. This incentive fee is payable only once every four years and will be calculated based on the account’s performance above a real rate of return so long as the account's performance has exceeded a NCREIF - based index.

We may face liability with respect to environmental issues occurring at properties that we manage or in which we invest. Various laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face liability under these laws as a result of our role as an on-site property manager. In addition, we may face liability if such laws are applied to expand our limited liability with respect to our co-investments in real estate as discussed below.

Co-investment and merchant banking activities subject us to real estate investment risks and potential liabilities. An important part of our investment strategy includes investing in real estate along with our money management clients. In order to remain competitive with well-capitalized financial services firms, we also make “merchant banking” investments, as the result of which we may use Firm capital to acquire properties before the related investment management funds have been established or investment commitments received from third-party clients. Investing in this manner exposes us to a number of risks that could have a material adverse effect on our business, results of operations and/or financial condition, including as a result of the following risks:

•	We may lose some or all of the capital that we invest if the investments perform poorly.
•
We will have fluctuations in earnings and cash flow as we recognize gains or losses, and receive cash, upon the disposition of investments, the timing of which is geared toward the benefit of our clients.

•
We generally hold our investments in real estate through subsidiaries with limited liability; however, in certain circumstances, it is possible that this limited exposure may be expanded in the future based upon, among other things, changes in applicable laws or the application of existing or new laws. To the extent this occurs, our liability could exceed the amount we have invested.

•
We make co-investments in real estate in many countries, and this presents risks as described above in "The International Scope of Our Operations, and Our Operations in Particular Regions and Countries, Involve a Number of Risks for Our Business."

We may have indebtedness with fixed or variable interest rates and certain covenants with which we must comply. At December 31, 2005, we had $44.7 million of indebtedness on a consolidated basis, principally under a revolving credit facility from a syndicate of lenders. We subsequently incurred an additional $150 million of indebtedness as the result of our acquisition of Spaulding & Slye in January 2006. Our average outstanding borrowings under the revolving credit facility were $109 million during 2005, and the effective interest rate on that facility was 3.9%.

Our outstanding borrowings fluctuate during the year primarily due to varying working capital requirements. For example, payment of annual incentive compensation represents a significant working capital requirement commanding increased borrowings in the first half of the year, while the Firm’s seasonal earnings pattern provides more for working capital requirements in the second half of the year.

The terms of our debt contain a number of covenants that could restrict our flexibility to finance future operations or capital needs, or to engage in other business activities that may be in our best interest. The debt covenants limit us in, among other things:

•	Encumbering or disposing of assets;
•	Incurring indebtedness; and
•	Engaging in acquisitions.

In addition, with respect to the revolving credit facility, we must maintain a consolidated net worth of at least $450 million and a leverage ratio not exceeding 3.25 to 1. We must also maintain a minimum interest coverage ratio of 2.5 to 1.

If we are unable to make required payments under the revolving credit facility or if we breach any of the debt covenants, we will be in default under the terms of the revolving credit facility. A default under the facility could cause acceleration of repayment of those amounts as well as defaults under other existing and future debt obligations.

The charter and the amended bylaws of Jones Lang LaSalle and the Maryland general corporate law could delay, defer or prevent a change of control. The charter and bylaws of Jones Lang LaSalle include provisions that may discourage, delay, defer or prevent a takeover attempt that may be in the best interest of Jones Lang LaSalle shareholders and may adversely affect the market price of our common stock.

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

Under the Maryland General Corporate Law (the “MGCL”), certain “Business Combinations” (including a merger, consolidation, share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding voting stock of the corporation (an “Interested Shareholder”) or an affiliate of the Interested Shareholder are prohibited for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder. Thereafter, any such Business Combination must be recommended by the board of directors of such corporation and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding voting shares of the corporation and (2) 66 2/3% of the votes entitled to be cast by holders of outstanding voting shares of the corporation other than shares held by the Interested Shareholder with whom the Business Combination is to be effected, unless, among other things, the corporation’s shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its shares. Pursuant to the MGCL, these provisions also do not apply to Business Combinations approved or exempted by the board of directors of the corporation prior to the time that the Interested Shareholder becomes an Interested Shareholder.

Claims and Investigations; Performance Under Client Contracts; Litigation Management. Substantial legal liability or a significant regulatory action against the Company could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business prospects. While we do maintain commercial insurance in an amount we believe is appropriate, we also maintain a significant level of self-insurance for the liabilities we may incur.

We generally provide our services to our clients under contracts, and in certain cases we are subject to regulatory and/or fiduciary obligations (which may relate to, among other matters, the decisions we may make on behalf of a client with respect to managing assets on its behalf or purchasing products or services from third parties or other divisions within our firm). We face legal and reputational risks in the event we do not perform, or are perceived to have not performed, under those contracts or in accordance with those regulations or obligations. The precautions we take to prevent these types of occurrences, which we believe do represent a significant commitment of corporate resources, may nevertheless not be effective in all cases. Unexpected costs or delays could make our client contracts or engagements less profitable than anticipated. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on profit margins.

In the event that we perform services for clients without executing appropriate contractual documentation, we may be unable to realize our full compensation potential or recognize revenue for accounting purposes, and we may not be able to effectively limit our liability in the event of client disputes.

Because any disputes we have with third parties must generally be adjudicated within the jurisdiction in which the dispute arose, our ability to resolve our disputes successfully depends on the local laws that apply and the operation of the local judicial system, the timeliness, quality and sophistication of which varies widely from one jurisdiction to the next. Our geographic diversity therefore makes it unusually challenging to resolve any such disputes efficiently and/or effectively.

Infrastructure Disruptions. Our ability to conduct a global business may be adversely impacted by disruptions to the infrastructure that supports our businesses and the communities in which they are located. This may include disruptions involving electrical, communications, transportation or other services used by Jones Lang LaSalle or third parties with which we conduct business, or disruptions as the result of natural disasters (such as earthquakes), political instability or terrorist attacks. These disruptions may occur, for example, as a result of events affecting only the buildings in which we operate (such as fires) or such third parties, or as a result of events with a broader impact on the cities where those buildings are located. Nearly all of our employees in our primary locations, including Chicago, London, Singapore and Sydney, work in close proximity to each other in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel.

The infrastructure disruptions described above may also disrupt our ability to manage real estate for clients or may adversely affect the value of real estate investments we make on behalf of clients. The buildings we manage for clients, which include some of the world’s largest office properties and retail malls, are used by numerous people daily, as the result of which fires, floods, defects and natural disasters can result in significant loss of life and, to the extent we are held to have been negligent in connection with our management of the affected properties, we could incur significant financial liabilities and reputational harm.

While we have disaster recovery and crisis management procedures in place, there can be no assurance that they will suffice in any particular situation to avoid a significant loss.

Computer and Information Systems. Our business is highly dependent on our ability to process transactions across numerous and diverse markets in many currencies. If any of our financial, accounting or other data processing, e-mail or electronic information management systems do not operate properly or are disabled (including as the result of computer viruses, problems with the internet or sabotage), we could suffer a disruption of our businesses, liability to clients, loss of client data, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including disruptions of electrical or communications services, disruptions caused by natural disasters, political instability or terrorist attacks, or our inability to occupy one or more of our buildings.

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

Risks Inherent in Making Acquisitions. We have made in the past, and anticipate that we may make in the future, acquisitions of businesses or business lines. In 2006, for example, we closed the acquisition of Spaulding & Slye, a significant business with approximately 500 employees. Any such acquisitions may subject us to a number of significant risks, including, among others:

•	Diversion of management attention;
•	Inability to retain the management, key personnel and other employees of the acquired business;
•	Inability to retain clients of the acquired business;
•
Exposure to legal, environmental, employment and other types of claims for activities of the acquired business prior to acquisition, including those that may not have been adequately identified during the pre-acquisition due diligence investigation;

•	Inability to effectively integrate the acquired business and its employees; and
•	Potential impairment of intangible assets, which could adversely affect our reported results.

Ability to Protect Intellectual Property; Infringement of Third-Party Intellectual Property Rights. Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property (such as our service marks, client lists and information, and business methods). Existing laws of some countries in which we provide or intend to provide services may offer only limited protections of our intellectual property rights. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements, and on copyright and trademark laws to protect our intellectual property rights. Our inability to detect unauthorized use (for example, by former employees) or take appropriate or timely steps to enforce our intellectual property rights may have an adverse effect on our business.

We cannot be sure that the services we offer to clients do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services.

Employee Misconduct. Like any business, we run the risk that employee fraud or other misconduct could occur. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. We do have a strong ethics policy, which is articulated in our Code of Business Ethics, and an overall Ethics Everywhere program that employs a number of different but complementary methods to reinforce the importance of integrity as our employees carry out their employment duties. In particular, we attempt to reinforce our commitment to sound ethics through regular employee communication, and we are continuously increasing our training efforts in this area.

Ability to Continue to Maintain Satisfactory Internal Controls and Procedures. If we are not able to continue to successfully implement the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, our reputation, financial results and the market price of our stock could suffer. While we believe that we have adequate internal control procedures in place, we may be exposed to potential risks from the recent legislation requiring companies to evaluate their internal controls and have their controls attested to by their independent auditors on an annual basis. We have evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2005. However, there can be no assurance that we will continue to receive a positive attestation in future years, particularly since there is no precedent available with which to measure compliance adequacy, as the result of which the standards may change over time. If we identify one or more material weaknesses in our internal controls in the future that we cannot remediate in a timely fashion, we may be unable to receive a positive attestation at some time in the future from our independent auditors with respect to our internal controls.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 125,000 square feet of office space pursuant to a lease that expires in February 2016. Our regional headquarters for our Americas, Europe and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have 118 local offices worldwide located in most major cities and metropolitan areas as follows: 40 offices in 6 countries in the Americas (including 31 in the United States), 46 offices in 16 countries in Europe and 32 offices in 12 countries in Asia Pacific. Our offices are each leased pursuant to agreements with terms ranging from month-to-month to 10 years. In addition, we have on-site property and other offices located throughout the world. On-site property management offices are generally located within properties that we manage and are provided to us without cost.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of Jones Lang LaSalle’s shareholders during the fourth quarter of 2005.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed for trading on the New York Stock Exchange under the symbol “JLL.”

As of February 15, 2006, there were approximately 13,200 beneficial holders of our Common Stock.

The following table sets forth the high and low daily closing prices of our Common Stock as reported on the New York Stock Exchange.

	High	Low
2005
First Quarter	$47.30	$34.54
Second Quarter	$47.41	$36.90
Third Quarter	$50.65	$43.88
Fourth Quarter	$52.48	$45.05

2004
First Quarter	$25.98	$20.46
Second Quarter	$27.20	$22.65
Third Quarter	$33.25	$26.61
Fourth Quarter	$37.97	$30.54

The Company announced on August 17, 2005 that its Board of Directors authorized a semi-annual cash dividend of $0.25 per share of its Common Stock. The first semi-annual dividend payment was made on October 14, 2005, to holders of record at the close of business on September 15, 2005. The plan approved by the Board anticipates a total annual dividend of $0.50 per common share. However, there can be no assurance that future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remains subject to final determination by the Company’s Board of Directors.

Transfer Agent
Mellon Investor Services LLC
480 Washington Boulevard
Jersey City, NJ 07310

Equity Compensation Plan Information

For information regarding our equity compensation plans, including both shareholder approved plans and plans not approved by shareholders, see Item 12. Security Ownership of Certain Beneficial Owners and Management.

Share Repurchases

The following table provides information with respect to approved share repurchase programs for Jones Lang LaSalle:

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans	Shares remaining to be purchased plan (2)

January 1, 2005 - January 31, 2005	-	-	100,000	1,400,000

February 1, 2005 - February 28, 2005	77,000	$42.55	177,000	1,323,000

March 1, 2005 - March 31, 2005	263,200	$45.49	440,200	1,059,800

April 1, 2005 - April 30, 2005	-	-	440,200	1,059,800

May 1, 2005 - May 31, 2005	683,500	$40.39	1,123,700	376,300

June 1, 2005 - June 30, 2005	-	-	1,123,700	376,300

July 1, 2005 - July 31, 2005	-	-	1,123,700	376,300

August 1, 2005 - August 31, 2005	-	-	1,123,700	376,300

September 1, 2005 - September 30, 2005	4,851	45.43	1,128,551	371,449

October 1, 2005 - October 31, 2005	800	49.63	800	1,999,200

November 1, 2005 - November 30, 2005	-	-	800	1,999,200

December 1, 2005 - December 31, 2005	618,400	$49.77	619,200	1,380,800

Total	1,647,751	$44.85

(1)   Total average price paid per share is a weighted average for the 12-month period.

(2)   Since October 2002, our Board of Directors has approved four share repurchase programs. Each succeeding program has replaced the prior repurchase program, such that the program approved on September 15, 2005 is the only repurchase program in effect as of December 31, 2005. Board approval allows for purchase of our outstanding common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. The following table details the activities for each of our approved share repurchase programs:

Repurchase Plan Approval Date	Shares Approved for Repurchase	Shares Repurchased through December 31, 2005

October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	1,128,551
September 15, 2005	2,000,000	619,200
		3,947,751

Item 6. Selected Financial Data (Unaudited)

The following table sets forth our summary historical consolidated financial data. The information should be read in conjunction with our consolidated financial statements and related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share data)

Statement of Operations Data:
Total revenue	$1,390,610	1,166,958	941,894	859,990	896,889

Operating income	131,751	89,521	54,235	52,114	4,399
Interest expense, net of interest income	3,999	9,292	17,861	17,024	20,156
Loss on extinguishment of Senior Notes	—	11,561	—	—	—
Equity in earnings from real estate ventures	12,156	17,447	7,951	2,581	8,560

Earnings (loss) before provision for
income taxes and minority interest	139,908	86,115	44,325	37,671	(7,197)
Net provision for income taxes	36,236	21,873	8,260	11,037	7,986
Minority interest in earnings
of subsidiaries	—	—	—	711	228

Earnings (loss) before extraordinary
item and cumulative effect of change
in accounting principle	103,672	64,242	36,065	25,923	(15,411)
Extraordinary gain on the acquisition of
minority interest, net of tax (1)	—	—	—	341	—
Cumulative effect of change in accounting
principle (2)	—	—	—	846	—
Net income (loss)	$103,672	64,242	36,065	27,110	(15,411)

Net income (loss) available to common shareholders	$103,287	64,242	36,065	27,110	(15,411)

Basic earnings (loss) per common share
before extraordinary item and cumulative
effect of change in accounting principle	$3.29	2.08	1.17	0.85	(0.51)
Extraordinary gain on the acquisition of
minority interest, net of tax (1)	—	—	—	0.01	—
Cumulative effect of change in accounting
principle (2)	—	—	—	0.03	—

Basic earnings (loss) per common share	$3.29	2.08	1.17	0.89	(0.51)

Basic weighted average shares outstanding	31,383,828	30,887,868	30,951,563	30,486,842	30,016,122

Diluted earnings (loss) per common share
before extraordinary item and cumulative
effect of change in accounting principle	$3.12	1.96	1.12	0.81	(0.51)

Extraordinary gain on the acquisition
of minority interest, net of tax (1)	—	—	—	0.01	—
Cumulative effect of change in accounting
principle (2)	—	—	—	0.03	—
Diluted earnings (loss) per common share	$3.12	1.96	1.12	0.85	(0.51)

Diluted weighted average shares outstanding	33,109,261	32,845,281	32,226,306	31,854,397	30,016,122

Other Data:
EBITDA (3)	$177,743	128,788	99,130	92,296	60,151
Ratio of earnings to fixed charges (4)	6.75X	3.90X	2.15X	2.06X	0.80X

Cash flows provided by (used in):
Operating activities	$120,636	161,478	110,045	68,369	54,103
Investing activities	(61,034)	(27,565)	(15,282)	(26,340)	(32,549)
Financing activities	(61,087)	(166,875)	(45,312)	(38,821)	(29,951)

Investments under management (5)	$29,800,000	24,100,000	23,000,000	23,200,000	22,200,000
Total square feet under management	903,000	835,000	725,000	735,000	725,000

Balance Sheet Data:
Cash and cash equivalents	$28,658	30,143	63,105	13,654	10,446
Total assets	1,144,769	1,012,377	942,940	852,516	835,727
Total debt	44,708	58,911	211,408	215,008	222,886
Total liabilities	608,766	504,397	511,949	485,558	521,346
Total stockholders’ equity	536,003	507,980	430,991	366,958	314,381

(1)   In December 2002, we exercised our option to purchase the remaining 45% interest in the joint venture company Jones Lang LaSalle Asset Management Services, which exclusively provides asset management services for all Skandia Life properties in Sweden. The purchase price was below the fair value of the assets acquired, resulting in an after-tax extraordinary gain of $0.3 million.

(2)   The cumulative effect of change in accounting principle in 2002 is the result of our adoption of Statement No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). As a result of adopting SFAS 142 on January 1, 2002, we credited $0.8 million to the income statement, as the cumulative effect of a change in accounting principle, which represented our negative goodwill balance at January 1, 2002.

(3)   EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Although EBITDA is a non-GAAP financial measure, our management believes that EBITDA is a useful analytical tool, that it is useful to investors as one of the primary metrics for evaluating operating performance and liquidity, and that an increase in EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA also is used in the calculation of certain covenants related to our revolving credit facility. However, EBITDA should not be considered as an alternative either to net income (loss) or net cash provided by operating activities, both of which are determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Because EBITDA is not calculated under U.S. GAAP, our EBITDA may not be comparable to similarly titled measures used by other companies.

Below is a reconciliation of our EBITDA to net income (loss) ($ in thousands):

	Year Ended December 31,
	2005	2004	2003	2002	2001

Net income (loss)	$103,672	64,242	36,065	27,110	(15,411)

Interest expense, net of interest income	3,999	9,292	17,861	17,024	20,156
Provision for income taxes	36,236	21,873	8,260	11,037	7,986
Depreciation and amortization	33,836	33,381	36,944	37,125	47,420
EBITDA	$177,743	128,788	99,130	92,296	60,151

Below is a reconciliation of our EBITDA to net cash provided by operating activities, the most comparable cash flow measure on the statements of cash flows ($ in thousands):

	Year Ended December 31,
	2005	2004	2003	2002	2001

Net cash provided by operating activities	$120,636	161,478	110,045	68,369	54,103
Interest expense, net of interest income	3,999	9,292	17,861	17,024	20,156
Provision for income taxes	36,236	21,873	8,260	11,037	7,986
Change in working capital and non-cash
expenses	16,872	(63,855)	(37,036)	(4,134)	(22,094)
EBITDA	$177,743	128,788	99,130	92,296	60,151

(4)   For purposes of computing the ratio of earnings to fixed charges, “earnings” represents net earnings (loss) before income taxes plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortization of debt discount and financing costs, capitalized interest and one-third of rental expense, which we believe is representative of the interest component of rental expense.

(5)   Investments under management represent the aggregate fair market value or cost basis (where an appraisal is not available) of assets managed by our Investment Management segment as of the end of the periods reflected.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Selected Financial Data and Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K. The following discussion and analysis contains certain forward-looking statements generally identified by the words anticipates, believes, estimates, expects, plans, intends and other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Jones Lang LaSalle’s actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. See the Cautionary Note Regarding Forward-Looking Statements after Part IV, Item 15. Exhibits and Financial Statement Schedules.

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

Because we are a services business, we are not capital intensive. As a result, our profits also produce strong cash returns. Over the past four years, we have used this cash strategically to:

•	Significantly pay down our debt, resulting in significantly reduced interest expense;
•	Purchase shares under our share repurchase programs;
•	Invest for growth in important markets throughout the world; and
•	Co-invest in LaSalle Investment Management sponsored and managed funds.

In 2005, our Board declared and paid a dividend of $0.25 per common share and anticipated paying a total annual dividend in 2006 of $0.50 per share. We do not believe that the payment of the dividend will preclude us from continuing the above other uses of cash.

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

To prioritize our strategic investments, in early 2005 we identified five strategic priorities for continued growth - which, collectively, we refer to as the Global Five Priorities, or the “G5.” We have initiated a five-year program designed to invest capital and resources that will maintain and extend our global leadership positions in the G5, which we define as follows:

G1: Local and regional service operations. Our strength in local and regional markets determines the strength of our global service capabilities. Our financial performance also depends, in great part, on the business we source and execute locally in more than 100 markets around the world.

G2: Global Corporate Solutions. The accelerating trends of globalization and the outsourcing of real estate services by corporate occupiers support our decision to emphasize a truly global Corporate Solutions business to serve their needs comprehensively. This service delivery capability helps us create new client relationships. In addition, current corporate clients are demanding multi-regional capabilities.

G3: Global Capital Markets. Our focus on the further development of our global Capital Markets service delivery capability reflects increasing international cross-border money flows to real estate, and by the accelerated global marketing of assets that has resulted.

G4: LaSalle Investment Management. With a truly integrated global platform, our LaSalle Investment Management business is already well positioned to serve institutional real estate investors looking for attractive opportunities around the world. Our continued investment in LaSalle’s ability to develop and offer new products quickly, and to extend its portfolio capabilities into promising new markets, is intended to enhance that position.

G5: World-standard business operations. To gain maximum benefit from our other priorities, we must have superior operating and support procedures and processes to serve our clients and support our people. Our goal is to equip our people with the knowledge and risk management tools and other infrastructure resources they need to create sustainable value for our clients.

We committed resources to all G5 priorities during 2005. By continuing to invest in our future based on our view of how our strengths can support the needs of our clients, we intend to further grow our business and to maintain and expand our position as an industry leader in the process.

Businesses

Local Market Services
The services we offer to real estate investors in local markets around the world range from client-critical best practice process services (such as property management) to sophisticated and complex transactional services (such as leasing) that maximize real estate values. The skill set required to succeed in this environment includes financial knowledge coupled with the delivery of market and property operating organizations, ongoing technology investment and strong cash controls as the business is a fiduciary for client funds. The revenue streams associated with process services have annuity characteristics and tend to be less impacted by underlying economic conditions. The revenue stream associated with the sophisticated and complex transactional services is generally transaction-specific and conditioned upon the successful completion of the transaction. We compete in this area with traditional real estate and property firms. We differentiate ourselves on the basis of qualities such as our local presence aligned with our global platform, our research capability, our technology platform and our ability to innovate by way of new products and services.

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

We differentiate ourselves on the basis of qualities that include our integrated global platform, our research capability, our technology platform and our ability to innovate through best practice products and services. Our strong strategic focus also provides a highly effective point of differentiation from our competitors. We have seen the demand for coordinated multi-national occupier services by global corporations increase, and we expect this trend to continue as these businesses refocus on core competencies. Consequently, we are focused on continuing to enhance our ability to deliver our services across all geographies globally in a seamless and coordinated fashion that best leverages our expertise for our clients’ benefit.

Capital Markets
Our capital markets product offerings include institutional property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. The skill set required to succeed in this environment includes knowledge of real estate value and financial knowledge coupled with delivery of local market expertise as well as connections across geographic borders. Our investment banking services require client relationship skills and consulting capabilities as we act as our client’s trusted advisor. The level of demand for these services is impacted by general economic conditions. Our fee structure is generally transaction-specific and conditioned upon the successful completion of the transaction. We compete with consulting and investment banking firms for corporate finance and capital markets transactions. We differentiate ourselves on the basis of qualities such as our global platform, our research capability, our technology platform and our ability to innovate as demonstrated through the creation of new products and services.

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

Money Management
LaSalle Investment Management provides money management services for large institutions, both in specialized funds and separate account vehicles, as well as for managers of institutional and, increasingly, retail real estate funds. Investing money on behalf of clients requires not just asset selection, but also asset value activities that enhance the asset’s performance. The skill set required to succeed in this environment includes knowledge of real estate values — opportunity identification (research), individual asset selection (acquisitions), asset value creation (portfolio management) and investor relations. Our competitors in this area tend to be investment banks, fund managers and other financial services firms. They commonly lack the "on-the-ground" real estate expertise that our global market presence provides.

We are compensated for our services through a combination of recurring advisory fees that are asset-based, together with incentive fees based on underlying investment return to our clients, which are generally recognized when agreed upon events or milestones are reached, and equity earnings realized at the exit of individual investments within funds. We have been successful in transitioning the mix of our fees for this business to the more annuity revenue category of advisory fees. We also have increasingly been seeking to form alliances with distributors of real estate investment funds to retail clients where we provide the real estate investment expertise. In 2005, these funds, which exist in all three global regions, attracted approximately $800 million in investments, bringing the total we have allocated to these funds to approximately $1.8 billion. Additionally, our strengthened balance sheet and continued cash generation position us for expansion in co-investment activity, which we believe will accelerate our growth in assets under management.

Summary of Critical Accounting Policies and Estimates

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.

Revenue Recognition
The SEC’s Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB 104, provides guidance on the application of U.S. generally accepted accounting principles (“U.S. GAAP”) to selected revenue recognition issues. Additionally, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), provides guidance on the application of U.S. GAAP to revenue transactions with multiple deliverables.

We categorize our revenue as advisory and management fees, transaction commissions, and project and development management fees. We recognize advisory and management fees related to property management services, valuation services, corporate property services, strategic consulting and money management as income in the period in which we perform the related services. We recognize transaction commissions related to agency leasing services, capital markets services and tenant representation services as income when we provide the related service unless future contingencies exist. If future contingencies exist, we defer recognition of revenue until the respective contingencies have been satisfied. Project and development management fees are recognized applying the “percentage of completion” method of accounting. We use the efforts expended method to determine the extent of progress toward completion.

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

In certain of our businesses, primarily those involving management services, we are reimbursed by our clients for expenses incurred on their behalf. The treatment of reimbursable expenses for financial reporting purposes is based upon the fee structure of the underlying contracts. We follow the guidance of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), when accounting for reimbursable personnel and other costs. A contract that provides a fixed fee billing, fully inclusive of all personnel or other recoverable expenses incurred but not separately scheduled, is reported on a gross basis. When accounting on a gross basis, our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client.

We account for a contract on a net basis when the fee structure is comprised of at least two distinct elements, namely a fixed management fee and a separate component that allows for scheduled reimbursable personnel or other expenses to be billed directly to the client. When accounting on a net basis, we include the fixed management fee in reported revenues and net the reimbursement against expenses.

We base this characterization on the following factors, which define us as an agent rather than a principal:

•  The property owner, with ultimate approval rights relating to the employment and compensation of on-site personnel, and bearing all of the economic costs of such personnel, is determined to be the primary obligor in the arrangement;

•  Reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter;
•  Because the property owner is contractually obligated to fund all operating costs of the property from existing cash flow or direct funding from its building operating account, Jones Lang LaSalle bears little or no credit risk; and
•  Jones Lang LaSalle generally earns no margin in the reimbursement aspect of the arrangement, obtaining reimbursement only for actual costs incurred.

Most of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $549 million, $430 million and $385 million in 2005, 2004 and 2003, respectively. This treatment has no impact on operating income, net income or cash flows.

Allowance for Uncollectible Accounts Receivable
We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments and with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables. These allowances are then reviewed on a quarterly basis by regional and global management to ensure they are appropriate. As part of this review, we develop a range of potential allowances on a consistent formulaic basis. We would normally expect that the allowance would fall within this range.

Over the past three years we have placed considerable focus on working capital management and, in particular, collecting our receivables in a more timely manner. With the exception of two specific disputes in 2004 described after the table below, the range of potential reserves has narrowed and our bad debt expense as a percentage of revenues has been reduced as we have been successful in working capital management and collecting receivables more timely. The table below sets out certain information regarding our trade accounts receivable, allowance for uncollectible accounts receivable, range of possible allowance and the bad debt expense we incurred by segment for the past three years ($ in millions).

	Gross Accounts Receivable	Accounts Receivable More Than 90 Days Past Due	Allowance for Uncol- lectible Accounts Receivable	Maximum Allowance	Minimum Allowance	Bad Debt Expense

December 31, 2005
Americas IOS	$133.8	2.3	1.1	1.9	1.0	1.0
Europe IOS	170.5	2.9	2.3	2.7	1.3	0.9
Asia Pacific IOS	64.8	3.0	2.1	2.7	1.3	1.2
Investment Management	51.5	0.5	0.1	0.5	0.3	(0.9)
Consolidated	$420.6	8.7	5.6	7.8	3.9	2.2

December 31, 2004
Americas IOS	$111.5	0.9	0.5	0.6	0.3	0.5
Europe IOS	140.1	4.0	2.6	3.3	1.6	0.7
Asia Pacific IOS	53.7	2.9	1.7	2.4	1.2	1.0
Investment Management	30.2	1.3	1.8	1.3	0.7	1.6
Consolidated	$335.5	9.1	6.6	7.6	3.8	3.8

December 31, 2003
Americas IOS	$87.8	0.8	0.6	0.6	0.3	—
Europe IOS	104.3	4.0	2.7	3.6	1.8	0.6
Asia Pacific IOS	42.2	2.7	1.3	2.3	1.2	0.9
Investment Management	23.6	0.4	0.2	0.3	0.1	0.1
Consolidated	$257.9	7.9	4.8	6.8	3.4	1.6

The bad debt expense recorded for 2004 includes the settlement of a disputed receivable in Europe in which a settlement expense of $0.7 million was incurred in the second quarter, as well as a $1.6 million charge in the fourth quarter relative to a single counterparty attempting to renegotiate a contractual fee from an Investment Management transaction. With the exception of these two specific significant events, the change in bad debt expense from 2003 to 2005, compared to our growth in revenues and receivables, and relative stability over the period in receivables over 90 days past due, is reflective of our focus on working capital management and collecting our receivables in a more timely manner, in turn narrowing the range of potential reserves and reducing our bad debt expense as a percentage of revenues.

Investments in Real Estate Ventures
We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We apply the provisions of the following guidance when accounting for these interests:

•  FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46-R”)
•  AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” as amended by FASB Staff Position No. SOP 78-9-a (“SOP 78-9-a”)

•  Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”)
•  EITF Topic No. D-46, “Accounting for Limited Partnership Investments” (“EITF D-46”)

Additionally, EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), is effective for new and amended limited partnerships (including limited partnership functional equivalent entities) beginning June 29, 2005, and is effective for all limited partnerships beginning January 1, 2006. The application of FIN 46-R, SOP 78-9-a, APB 18, EITF D-46 and EITF 04-5 generally results in accounting for these interests under the equity method in the accompanying Consolidated Financial Statements due to the nature of our non-controlling ownership in the ventures.

For real estate limited partnerships in which the Company is a general partner, we apply the guidance set forth in FIN 46-R, EITF 04-5 and SOP 78-9-a in evaluating the control the Company has over the limited partnership. These entities are generally well-capitalized and grant the limited partners important rights, such as the right to replace the general partner without cause, the right to dissolve or liquidate the partnership, approve the sale or refinancing of the principal partnership assets, or approve the acquisition of principal partnership assets.  Such general partner interests have been accounted for under the equity method through December 31, 2005.

For real estate limited partnerships in which the Company is a limited partner, the Company is a co-investment partner, and based on applying the guidance set forth in FIN 46-R and SOP 78-9-a, has concluded that it does not have a controlling interest in the limited partnership. When we have an asset advisory contract with the real estate limited partnership, the combination of our limited partner interest and the advisory agreement provides us with significant influence over the real estate limited partnership venture. Accordingly, we account for such investments under the equity method. When the Company does not have an asset advisory contract with the limited partnership, rather only a limited partner interest without significant influence, and our interest in the partnership is considered “minor” under EITF D-46 (i.e., not more than 3 to 5 percent), we account for such investments under the cost method.

For investments in real estate ventures accounted for under the equity method, we maintain an investment account, which is increased by contributions made and our share of net income of the real estate ventures, and decreased by distributions received and our share of net losses of the real estate ventures. Our share of each real estate venture’s net income or loss, including gains and losses from capital transactions, is reflected in our statement of earnings as "equity in earnings from real estate ventures." For investments in real estate ventures accounted for under the cost method, our investment account is increased by contributions made and decreased by distributions representing return of capital.

Asset Impairments
Within the balances of property and equipment used in our business, we have computer equipment and software; leasehold improvements; furniture, fixtures and equipment; and automobiles. The largest assets on our balance sheet are goodwill and other intangibles resulting from a series of acquisitions and one substantial merger. We also invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of our non-controlling ownership.

•        Property and Equipment - We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), to recognize and measure impairment of property and equipment owned or under capital lease. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in 2005, 2004 or 2003.

•        Goodwill and Other Intangible Assets - We apply SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when accounting for goodwill and other intangible assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groupings in Europe IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2005, 2004 and 2003 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in any of those years.

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

We have recorded impairment charges in equity earnings of $1.8 million in 2005, representing our equity share of the impairment charge against individual assets held by these ventures. There were $1.1 million of such charges to equity earnings in 2004, and $4.1 million in 2003.

Additionally, since the 2001 closing of our Land Investment Group and sale of our Development Group, we have recorded net impairment charges related to investments originated by these groups to restructuring expense. There were $0.4 million of net credits to restructuring expense in 2005 related to cash received from sales of land previously written down to a net book value of $0 in the Land Investment Group. There were $0.5 million of net charges in 2004 related to the partial liquidation of two Land Investment Group assets, the writedown of a third Land Investment Group asset and the liquidation of our final Development Group investment. There were no such charges in 2003. For a further discussion of these restructuring charges, see the Land Investment and Development Group section in Note 6 of Notes to Consolidated Financial Statements.

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

Because of the global and cross border nature of our business, our corporate tax position is complex. We generally provide for taxes in each tax jurisdiction in which we operate based on local tax regulations and rules. Such taxes are provided on net earnings and include the provision of taxes on substantively all differences between financial statement amounts and amounts used in tax returns, excluding certain non-deductible items and permanent differences.

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

We achieved an effective tax rate of 25.9% in 2005 and 25.4% in 2004, which reflected our continued disciplined management of the global tax position.

Based on our historical experience and future business plans, including analysis of the foreign earnings repatriation provision within the American Jobs Creation Act of 2004, we do not expect to repatriate our foreign source earnings to the United States. As a result, we have not provided deferred taxes on such earnings or the difference between tax rates in the United States and the various international jurisdictions where such amounts were earned. Further, there are various limitations on our ability to utilize foreign tax credits on such earnings when repatriated. As such, we may incur taxes in the United States upon repatriation without credits for foreign taxes paid on such earnings.

We have established valuation allowances against deferred tax assets where expected future taxable income does not support their probable realization. We formally assess the likelihood of being able to utilize current tax losses in the future on a country-by-country basis, with the determination of each quarter’s income tax provision; and we establish or increase valuation allowances upon specific indications that the carrying value of a tax asset may not be recoverable, or alternatively we reduce valuation allowances upon specific indications that the carrying value of the tax asset is more likely than not recoverable or upon the implementation of tax planning strategies allowing an asset previously determined not realizable to be viewed as realizable. The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance for the past three years ($ in millions):

	December 31,
	2005	2004	2003
Gross deferred tax assets	$115.1	95.0	84.4
Valuation allowance	$5.3	9.3	9.0

The increase in gross deferred tax assets from 2004 to 2005 was the result of growth in expense accruals not yet deductible, and in U.S. federal and state loss carryforwards. The increase in gross deferred tax assets from 2003 to 2004 was the result of growth in expense accruals not yet deductible, taxable income recognition on certain intercompany transactions and currency fluctuation.

We evaluate our segment operating performance before tax, and do not consider it meaningful to allocate tax by segment. Estimations and judgments relevant to the determination of tax expense, assets and liabilities require analysis of the tax environment and the future profitability, for tax purposes, of local statutory legal entities rather than business segments. Our statutory legal entity structure generally does not mirror the way that we organize, manage and report our business operations. For example, the same legal entity may include both Investment Management and IOS businesses in a particular country.

Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which is typically paid out to our employees in the first quarter of the year after it is earned.

We have a stock ownership program for certain of our employees pursuant to which they receive a portion of their annual incentive compensation in the form of restricted stock units of our common stock. Incentive compensation deferred under the stock ownership program is enhanced by 25 percent when determining the value of restricted stock units to be granted. These restricted units vest in two parts: 50% at 18 months and 50% at 30 months, in each case from the date of grant (i.e., vesting periods start in January of the year following that for which the bonus was earned). Certain other employees receive a portion of their annual incentive compensation in the form of restricted stock units of our common stock under a long-term compensation program. These restricted units vest in two parts: 50% at 24 months and 50% at 36 months, in each case from the date of grant. Under each program, the related compensation cost is amortized to expense over the service period. The service period consists of the 12 months of the year to which payment of the restricted stock relates, plus the periods over which the stock vests. Given that individual incentive compensation awards are not finalized until after year-end, we must estimate the portions of the overall incentive compensation pools that will qualify for these programs. Estimations factor in the performance of the Company and individual business units, together with the target bonuses for qualified individuals.

We determine, announce and pay incentive compensation in the first quarter of the year following that to which the incentive compensation relates, at which point we true-up the estimated stock ownership program deferral and related amortization. The table below sets forth certain information regarding these programs ($ in millions, except employee data):

	Year Ended December 31,
	2005	2004	2003

Number of employees qualified for the restricted stock programs	1,000	800	700

Deferral of compensation under restricted stock programs	$(27.6)	(18.4)	(11.5)
Enhancement of deferred compensation	(5.8)	(4.4)	(2.9)
Decrease to deferred compensation in the first quarter
of the following year	N/A	0.9	0.4
Total deferred compensation	$(33.4)	(21.9)	(14.0)

Compensation expense amortization recognized with regard to the
current year restricted stock programs	$11.8	8.2	4.9
Compensation expense amortization recognized with regard to the
prior years’ restricted stock programs	10.6	7.1	5.8
Total compensation expense amortization with regard to the
restricted stock programs	$22.4	15.3	10.7

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

•    Health Insurance - We chose to self-insure our health benefits for all U.S. based employees for the first time in 2002, although we did purchase stop loss coverage to limit our exposure. We continue to purchase stop loss coverage on an annual basis. We made the decision to self-insure because we believed that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we would incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We engage an actuary who specializes in health insurance to estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we employ the same actuary to estimate the required reserve for unpaid health costs we would need at year-end; the actuary provides us with a point estimate, which we accrue when determining the year-end reserve.

During the second quarter of 2005, an analysis of claim expense run-off was performed related to the 2003 and 2004 reserves, resulting in a decision to reduce the reserve by $1.2 million in that quarter, of which $0.5 million was recorded as a reduction in compensation and benefits expenses and $0.7 million was recorded as a reduction in cost related to the management services business. This compared to a total credit to the income statement of $0.7 million in the third quarter of 2004 after a claim expense run-off analysis in that quarter.

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balance for the 2005 program is $4.3 million at December 31, 2005.

The table below sets out certain information related to the cost of the health insurance program for the years ended December 31, 2005, 2004 and 2003 ($ in millions):

	2005	2004	2003

Expense to company	$10.6	14.5	12.0
Employee contributions	2.6	3.3	3.0
Adjustment to prior year reserve	(0.5)	(0.7)	(0.8)
Total program cost	$12.7	17.1	14.2

•    Workers’ Compensation Insurance - Given our belief, based on historical experience, that our workforce  has experienced lower costs than is normal for our industry, we have been self-insured for worker’s compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis, we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage an independent actuary who specializes in workers’ compensation to estimate our exposure based on actual experience. Given the significant judgmental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. We accrue for the estimated adjustment to revenues for the differences between the actuarial estimate and our reserve on a periodic basis. The credit taken to revenue for the years ended December 31, 2005, 2004 and 2003 was $3.7 million, $3.6 million and $3.0 million, respectively.

The table below sets out the range and our actual reserve for the past three years ($ in millions):

	Maximum Reserve	Minimum Reserve	Actual Reserve

December 31, 2005	$7.6	7.0	7.6
December 31, 2004	$6.8	6.2	6.8
December 31, 2003	$6.8	5.3	6.8

Given the uncertain nature of claim reporting and settlement patterns associated with workers’ compensation insurance, we have accrued at the higher end of the range.

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

Professional indemnity insurance claims can be complex and take a number of years to resolve. Within our captive insurance company, we estimate the ultimate cost of these claims by way of specific claim reserves developed through periodic reviews of the circumstances of individual claims, as well as reserves against current year exposures on the basis of our historic loss ratio. The increase in the level of risk retained by the captive means we would expect that the amount and the volatility of our estimate of reserves will be increased over time. With respect to the consolidated financial statements, when a potential loss event occurs, management estimates the ultimate cost of the claims and accrues the related cost in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”).

The table below provides details of the year-end reserves, which can relate to multiple years, that we have established as of ($ in millions):

Reserve at Year-End
December 31, 2005	$10.9
December 31, 2004	$6.7
December 31, 2003	$2.7

Items Affecting Comparability

Restructuring Charges

For the years ended December 31, 2005, 2004 and 2003, net restructuring charges totaled $1.4 million, $5.3 million and $2.4 million, respectively. These charges are made up of the following ($ in millions):

Restructuring Charges (Credits)	2005	2004	2003

Land Investment & Development Group Impairment Charges (Credits)	$(0.4)	0.6	—

Business Restructurings:
2001 Compensation & Benefits	—	(0.1)	(0.1)
2002 Compensation & Benefits	(0.2)	(0.2)	(2.1)
2002 Operating, Administrative & Other	—	0.5	4.6
2004 Compensation & Benefits	—	4.5	—
2005 Compensation & Benefits	2.0	—	—
Net Restructuring Charges	$1.4	5.3	2.4

See Note 6 to Notes to Consolidated Financial Statements for a detailed discussion of these restructuring items.

LaSalle Investment Management Revenues

Our money management business is in part compensated through the receipt of incentive fees where performance of underlying funds’ investments exceeds agreed-to benchmark levels. Depending upon performance and the contractual timing of measurement periods, these fees can be significant and vary substantially from period to period. “Equity earnings from unconsolidated ventures” may also vary substantially from period to period for a variety of reasons, including as a result of: (i) impairment charges, (ii) realized gains on asset dispositions, or (iii) incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year. The comparability of these items can be seen in Note 7 to Notes to Consolidated Financial Statements and is discussed further in Segment Operating Results included herein.

Foreign Currency

We operate in a variety of currencies in 50 countries, but report our results in U.S. dollars. This means that our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility makes it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, weakened against the U.S. dollar over the course of 2005. This means that for those businesses located in jurisdictions that utilize these currencies, the reported U.S. dollar revenues and expenses in 2005 demonstrate an apparent growth rate that is not consistent with the real underlying growth rate in the local operations. In order to provide more meaningful period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition and results of operations, we have provided information about the impact of foreign currencies where we believe that it is necessary. In addition, we set out below information as to the key currencies in which the Company does business and their significance to reported revenues and operating results. The operating results sourced in U.S. dollars and pounds sterling understate the profitability of the businesses in America and the United Kingdom because they include the locally incurred expenses of our global office in Chicago and the European regional office in London. The revenues and operating income of the global investment management business are allocated to their underlying currency, which means that this analysis may not be consistent with the performance of the geographic IOS segments. In particular, as incentive fees are earned by this business, there may be significant shifts in the geographic mix of revenues and operating income. The following table sets forth revenues and operating income (loss) derived from our most significant currencies ($ in millions, except for exchange rates).

	Pounds Sterling	Euro	Australian Dollar	US Dollar	Other	Total

Revenues
Q1, 2005	$52.1	37.4	19.9	81.9	48.9	240.2
Q2, 2005	66.4	52.1	28.0	105.6	73.0	325.1
Q3, 2005	67.8	45.1	26.1	122.5	64.8	326.3
Q4, 2005	95.4	86.2	34.5	229.9	53.0	499.0
	$281.7	220.8	108.5	539.9	239.7	1,390.6

Q1, 2004	$50.5	43.1	17.6	76.2	33.2	220.6
Q2, 2004	56.2	48.7	23.4	86.9	48.9	264.1
Q3, 2004	59.6	40.7	23.9	101.1	44.6	269.9
Q4, 2004	93.3	58.9	30.0	157.3	72.9	412.4
	$259.6	191.4	94.9	421.5	199.6	1,167.0

Operating Income (Loss)
Q1, 2005	$0.4	(3.3)	(0.7)	(8.9)	2.2	(10.3)
Q2, 2005	1.6	3.6	5.4	4.4	14.9	29.9
Q3, 2005	6.4	(5.6)	1.3	16.8	7.7	26.6
Q4, 2005	8.4	32.4	4.5	25.0	15.2	85.6
	$16.8	27.1	10.5	37.3	40.0	131.8

Q1, 2004	$(2.5)	4.4	(1.5)	(5.1)	(2.0)	(6.7)
Q2, 2004	1.6	5.4	2.2	1.8	4.3	15.3
Q3, 2004	4.5	(0.5)	6.2	7.5	3.5	21.2
Q4, 2004	12.8	2.9	0.0	31.5	12.5	59.7
	$16.4	12.2	6.9	35.7	18.3	89.5

Average Exchange Rates (U.S. dollar equivalent of one foreign currency unit)
Q1, 2005	1.890	1.311	0.777	N/A	N/A	N/A
Q2, 2005	1.856	1.259	0.769	N/A	N/A	N/A
Q3, 2005	1.784	1.220	0.760	N/A	N/A	N/A
Q4, 2005	1.749	1.190	0.744	N/A	N/A	N/A

Q1, 2004	1.842	1.246	0.764	N/A	N/A	N/A
Q2, 2004	1.811	1.206	0.710	N/A	N/A	N/A
Q3, 2004	1.817	1.223	0.710	N/A	N/A	N/A
Q4, 2004	1.891	1.325	0.761	N/A	N/A	N/A

New Accounting Standards

Accounting for “Share-Based” Compensation
SFAS No. 123 (revised 2004), “Share-Based Payment” ("SFAS 123-R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (“SFAS 123”), was issued in December 2004. SFAS 123-R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. Due to actions by the SEC, SFAS 123-R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which is January 1, 2006 for Jones Lang LaSalle.

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

Employee share purchase plans (“ESPPs”) result in recognition of compensation cost if defined as “compensatory,” which under SFAS 123-R includes (a) plans that contain a “look-back” feature, or (b) plans that contain a purchase price discount larger than 5%, which SFAS 123-R views as the per-share amount of issuance costs that would have been incurred to raise a significant amount of capital by a public offering.

SFAS 123-R applies to all awards granted after January 1, 2006 and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying SFAS 123-R also will be recognized as of January 1, 2006. Because (a) we do not currently, nor plan to, issue stock options under our stock-based compensation programs, (b) we have very few issued stock options with any remaining vesting, and (c) we have amended our ESPP to qualify as non-compensatory under SFAS 123-R, management believes that the application of SFAS 123-R will not have a material impact on our financial reporting.

Accounting for General Partner Interests in a Limited Partnership
In June 2005, the FASB ratified EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF 04-5 presumes that a general partner controls a limited partnership, and therefore should consolidate the limited partnership in its financial statements. To overcome the presumption of control, and thereby account for a general partner investment in a limited partnership on the equity method, EITF 04-5 requires the general partner to grant certain rights to the limited partners. EITF 04-5 applies to limited partnerships created or amended after June 29, 2005, and to all other limited partnerships effective January 1, 2006. EITF 04-5 also applies to entities similar to limited partnerships, such as limited liability companies with governing provisions that are the functional equivalent of a limited partnership.

Consolidation of existing limited partnerships (or similar entities) in which we have a general partner (or similar) interest would result in a material increase in the amount of assets and liabilities reported in our balance sheet. However, management has intended to retain equity method accounting for general partner (or similar) interests, and so is in the process of amending partnership agreements, where applicable, to grant limited partner rights sufficient to overcome the EITF 04-5 control presumption.

Market and Other Risk Factors

Market Risk

The principal market risks (namely, the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

•	Interest rates on our multi-currency credit facility; and
•	Foreign exchange risks

In the normal course of business, we manage these risks through a variety of strategies, including the use of hedging transactions using various derivative financial instruments such as foreign currency forward contracts. We enter into derivative instruments with high credit quality counterparties and diversify our positions across such counterparties in order to reduce our exposure to credit losses. We do not enter into derivative transactions for trading or speculative purposes.

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our revolving multi-currency credit facility that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the revolving credit facility were $109 million during 2005, and the effective interest rate on that facility was 3.9%. As of December 31, 2005, we had $26.7 million outstanding under the revolving credit facility. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in the years ended December 31, 2005 and 2004, and we had no such agreements outstanding at December 31, 2005.

The effective interest rate on our debt was 3.9% in 2005, compared to 6.3% in 2004. The decrease in the effective interest rate is due to a change in the mix of our average borrowings being less heavily weighted toward the higher coupon Senior Notes, as the Senior Notes were redeemed in June 2004. A 50 basis point increase in the effective interest rate on the revolving credit facility would have increased our net interest expense by $0.5 million in each of 2005 and 2004.

Foreign Exchange

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, our revenues outside of the United States totaled 61% of our total revenues in 2005 and 64% in 2004. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily related to the British pound (20% of 2005 revenues and 22% of 2004 revenues) and the euro (16% of 2005 and 2004 revenues).

We mitigate our foreign currency exchange rate risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs. The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our revenue exposure to British pounds.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At December 31, 2005, we had forward exchange contracts in effect with a gross notional value of $290.2 million ($280.8 million on a net basis) with a market and carrying loss of $4.2 million. This carrying loss is offset by a carrying gain in associated intercompany loans such that the net impact to earnings is not significant.

Seasonality

Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for our Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. Our Investment Management segment earns performance fees on clients’ returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

Results of Operations

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

During the third quarter of 2005, we reclassified certain charges (credits) presented within “restructuring charges (credits)” in prior quarters for inclusion within “compensation and benefits” or “operating, administrative and other” expenses. Such reclassifications had no impact on consolidated total operating expenses or operating income. See Note 6 of the Notes to Consolidated Financial Statements for discussion of reclassifications of restructuring charges (credits).

We report ‘equity in earnings from real estate ventures’ in the consolidated statement of earnings after ‘operating income.’ However, for segment reporting we reflect ‘equity in earnings from real estate ventures’ within ‘total revenue.’ See Note 7 of the Notes to Consolidated Financial Statements for ‘equity earnings (losses)’ reflected within segment revenues, as well as discussion of how the chief operating decision maker (as defined in Note 7) measures segment results with ‘equity earnings (losses)’ included in segment revenues.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

We operate in a variety of currencies, but report our results in U.S. dollars, which means that our reported results may be positively or negatively impacted by the volatility of those currencies against the U.S. dollar. This volatility means that the reported U.S. dollar revenues and expenses in 2005, as compared to 2004, demonstrate an apparent growth rate that may not be consistent with the real underlying growth rate in the local operations. In order to provide more meaningful year-to-year comparisons of the reported results, we have included the table below to detail the movements in certain reported U.S. dollar lines of the Consolidated Statement of Earnings ($ in millions).

	2005	2004	Increase (Decrease)	% Change in U.S. Dollars	% Change in Local Currency

Total revenue	$1,390.6	$1,167.0	$223.6	19%	19%
Compensation & benefits	902.7	762.0	140.7	18%	19%
Operating, administrative & other	320.9	276.7	44.2	16%	16%
Depreciation & amortization	33.8	33.4	0.4	1%	1%
Restructuring	1.4	5.3	(3.9)	n.m.	n.m.
Total operating expenses	1,258.8	1,077.4	181.4	17%	17%
Operating income	$131.8	$89.5	$42.3	47%	48%
n.m. - not meaningful

Revenue

Revenues for the year ended 2005 were $1.39 billion, an increase of 19% from the prior year that resulted from growth in all operating segments. The Firm benefited from favorable market conditions and capitalized on the growth in cross-border capital flows into real estate. Our corporate clients continued increasingly to outsource their real estate management and to rely on the Firm’s advice and execution to manage their global real estate needs. Additionally, LaSalle Investment Management’s strong financial results were a reflection of its outstanding track record and its research-based approach that delivered performance for its clients.

See “Segment Operating Results” below for additional discussion of revenues.

Operating Expenses

Operating expenses were $1.26 billion in 2005 and $1.08 billion in 2004, an increase of 17% in both U.S. dollars and local currencies from the prior year. The increase is primarily due to increased compensation and benefits as a result of the stronger year-over-year revenue and profit performance. Compensation and benefits increased from 2004 by 19% in local currencies. Operating, administrative and other expenses also increased 16% for the year in local currencies as revenue-generation-related costs supported the increased business activity.

Restructuring charges (credits) for 2005 included: severance charges in Germany totaling $1.1 million in the third quarter and $0.9 million in the fourth quarter; sales of Land Investment Group assets generating cash receipts recorded as a $0.4 million net gain in the third quarter; and net credits of $0.2 million in the second quarter as a result of updates to original severance estimates from our 2001 and 2002 restructuring programs. Restructuring charges (credits) for 2004 included: a $4.5 million charge primarily related to severance in Germany and northern European markets; a net charge of $0.6 million for impairment of investments made by our closed residential land business; a net charge of $0.5 million related to excess lease space from the 2002 restructuring program; and net credits of $0.3 million related to adjusting 2001 and 2002 severance reserves. See Note 6 to Notes to Consolidated Financial Statements for a further discussion of restructuring charges (credits).

Operating Income

Operating income for the year ended 2005 was $131.8 million, compared to $89.5 million in the prior year, an increase of 47%. From 2004 to 2005, revenue increased $223.6 million while operating expenses increased $181.4 million. The increase in operating margin resulted from operating, administrative and other costs increasing at a lower rate than revenues when compared to the prior year (16% compared to 19%), consistent depreciation and amortization charges between years, and lower restructuring charges in 2005.

Interest Expense

Total interest and other costs decreased to $4.0 million in 2005 from $20.9 million in 2004. The 2004 expense of $20.9 million includes $11.6 million of premium paid for the early redemption of the Senior Notes in June 2004 and associated write-off of deferred debt issuance costs. Interest expense, net of interest income decreased $5.3 million reflecting the continued pay-down of debt and the early redemption of the Senior Notes. Net debt as of December 31, 2005 was $16.1 million, a $12.7 million reduction from the prior year.

Provision for Income Taxes

The provision for income taxes was $36.2 million in 2005 as compared to $21.9 million in 2004. The increase in the tax provision is primarily due to improved business performance. The effective tax rate was 25.9% in 2005 as compared to 25.4% in 2004. See Note 12 to Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

Net Income

Net income of $103.7 million for 2005 represented an increase of 61% over the prior year’s net income of $64.2 million. The 2005 results included restructuring charges of $1.4 million, while 2004 included charges of $5.3 million. The 2004 results also included an expense of $11.6 million associated with the early redemption of the Senior Notes.

Segment Operating Results

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "implementation services"); and property management, facilities management, and project and development services (collectively "management services").

We have not allocated restructuring charges to the business segments for segment reporting purposes and therefore these costs are not included in the discussions below. Also, for segment reporting we continue to show equity earnings from unconsolidated ventures within our revenue line, especially since it is a very integral part of our Investment Management segment.

Investor and Occupier Services

Americas
	2005	2004	Increase (Decrease)	% Change
Revenue	$435.3	$371.2	$64.1	17%
Operating expense	385.5	317.7	67.8	21%
Operating income	$49.8	$53.5	$(3.7)	(7)%

Americas revenues were $435.3 million in 2005, an increase of 17%, a reflection of increased revenues in most business lines. Management services revenues increased 23%, while implementation services revenues increased 11% over the prior year. Within implementation services, Capital Markets continued its strong performance with 2005 revenues increasing 67% over 2004. Real estate occupier services products, marketed as Corporate Solutions, continued to generate at least 50% of the region’s revenues for the full year, increasing by 15% compared to the prior year. Within Corporate Solutions, Project and Development Services and Public Institutions revenues increased by 26% and 51%, respectively, over 2004. Partially offsetting these increases was Tenant Representation, where lower existing client activity in the U.S. resulted in a revenue decline. The Tenant Representation business did, however, expand nine of its top 60 clients into multi-regional accounts where activity was reported in the other geographic segments and therefore benefited our consolidated results. The Americas Hotels business had a solid year, benefiting from its leadership position in a strong market, as well as the acquisition during the year of ThompsonCalhounFair Hotel Brokerage, a hotel real estate broker and advisory firm.

Total operating expenses, excluding restructuring charges, increased 21% in 2005. The increase reflects strategic investments made to service new client wins and to expand market coverage in both Agency Leasing and Capital Markets. In addition, incentive compensation expenses increased as a result of the growth in revenue-supporting staff and the underlying mix of business profit contribution. Operating income for the year was $49.8 million compared to $53.5 million in 2004.

On January 3, 2006, the Americas completed its merger transaction with Spaulding & Slye, a privately held real estate services and investment company with offices in Boston and Washington, D.C.

Europe
	2005	2004	Increase (Decrease)	% Change in U.S. Dollars	% Change in Local Currency

Revenue	$492.8	$442.6	$50.2	11%	13%
Operating expense	468.8	424.4	44.4	10%	12%
Operating income	$24.0	$18.2	$5.8	32%	38%

Europe’s year-over-year revenue growth was driven by strong performances in Capital Markets, Agency Leasing and Advisory, primarily in Germany, United Kingdom and Russia. The region’s revenues were $492.8 million, an increase of 11% in U.S. dollars and 13% in local currencies over the prior year. Germany had significant growth compared to the prior year as a result of an improving investment market that is increasingly attracting international capital. Revenues in Germany grew 50% for 2005 compared to 2004. The English business continued its upward trend, with revenues up 6% in U.S. dollars and 8% in local currencies, driven mainly by Capital Markets. Approximately 75% of the Capital Markets business involved cross-border transactions as a result of our strong global platform and client base. The Corporate Finance business, which is included in Capital Markets, also achieved significant revenue growth in 2005, where the focus continues to be on developing structured financing activities and private investor products. Russia had significant growth in its business in 2005 compared with 2004, as revenues increased over 50% in U.S. dollars. Revenues for the full year 2005 from the French business declined modestly compared with 2004, a year in which several large Capital Markets and Agency Leasing transactions were recorded.

Operating expenses grew by 10% in U.S. dollars and 12% in local currencies in 2005. The increase was primarily due to higher incentive compensation, a result of improved revenue and profit performance. Operating income of $24.0 million for the year increased from $18.2 million in 2004.

Asia Pacific
	2005	2004	Increase (Decrease)	% Change in U.S. Dollars	% Change in Local Currency

Revenue	$272.9	$221.4	$51.5	23%	21%
Operating expense	251.6	212.6	39.0	18%	16%
Operating income	$21.3	$8.8	$12.5	n.m.	n.m.
n.m. - not meaningful

Revenues for the Asia Pacific region were $272.9 million, an increase of 23% and 21% in U.S. dollars and local currencies, respectively. Growth in U.S. dollars came from both Implementation Services revenues and Management Services revenues, which grew 25% and 22%, respectively. Revenues from the growth markets of China and Japan increased over 60% in U.S. dollars in 2005. The core markets of Hong Kong, Singapore and Australia continued the momentum across all business lines, with full year revenues increasing 15% in U.S. dollars over the prior year. The Asian Hotels business also had a very strong finish to the year as a result of increased transaction volume and market share.

Total operating expenses for the Asia Pacific region were up 18% in U.S. dollars and 16% in local currencies over 2004. Continued investment in people and technology in the growth markets, as well as new office openings, contributed to the increase in operating expenses. As a result of expansion during 2005, we operate in 16 markets in China and six markets in India. Operating income for the full year was $21.3 million, a significant improvement over the prior year’s operating income of $8.8 million.

Investment Management
	2005	2004	Increase (Decrease)	% Change in U.S. Dollars	% Change in Local Currency

Revenue	$190.8	$133.4	$57.4	43%	43%
Equity in earnings from real estate ventures	11.9	17.0	(5.1)	(30)%	(30)%
Total revenue	202.7	150.4	52.3	35%	35%
Operating expense	152.5	118.6	33.9	29%	30%
Operating income	$50.2	$31.8	$18.4	58%	58%

Investment Management revenues increased 35% in U.S. dollars and local currencies in 2005. Incentive fees, resulting from strong performance of clients’ investments, were $43.4 million in 2005 compared to $20.0 million in 2004. Incentive fees can vary significantly from period to period due to both the performance of the underlying funds’ investments and the contractual timing of the measurement period with different clients. For example, in 2005, incentive fees of $2 million or greater were earned from eight separate clients, double the number from the previous year. The continued focus on annuity-like revenues led to an increase in advisory fees of 26% compared to the prior year. Advisory fees, which were $127.9 million in 2005, accounted for nearly two-thirds of LaSalle Investment Management’s full year revenues.

Equity earnings were down for the full year, from $17.0 million to $11.9 million, as several larger transactions closed in 2004.

LaSalle Investment Management raised over $3 billion of equity during 2005, as it launched six new private equity funds and secured nine global securities mandates. Investments made on behalf of clients in 2005 were approximately $6 billion and assets under management grew to $30 billion, a 24% increase over the prior year.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

We operate in a variety of currencies, but report our results in U.S. dollars, which means that our reported results may be positively or negatively impacted by the volatility of those currencies against the U.S. dollar. This volatility means that the reported U.S. dollar revenues and expenses in 2004, as compared to 2003, demonstrate an apparent growth rate that may not be consistent with the real underlying growth rate in the local operations. In order to provide more meaningful year-to-year comparisons of the reported results, we have included the table below to detail the movements in certain reported U.S. dollar lines of the Consolidated Statement of Earnings ($ in millions).

	2004	2003	Increase (Decrease)	% Change in U.S. Dollars	% Change in Local Currency

Total revenue	$1,167.0	$941.9	$225.1	24%	17%
Compensation & benefits	762.0	610.0	152.0	25%	18%
Operating, administrative & other	276.7	238.4	38.3	16%	10%
Depreciation & amortization	33.4	36.9	(3.5)	(9)%	(14)%
Restructuring	5.3	2.4	2.9	n.m.	n.m.
Total operating expenses	1,077.4	887.7	189.7	21%	15%
Operating income	$89.5	$54.2	$35.3	65%	70%
n.m. - not meaningful

Revenue

The 17% local currency increase in revenues in 2004 reflects strong revenue performance across all of our business segments. The revenue growth resulted from a strong increase in transaction activity across the Investor and Occupier Services businesses of leasing and capital markets, driven by continued economic and business improvement worldwide as well as investor demand for real estate as an asset category. This investor demand also increased opportunities for LaSalle Investment Management, our money management business, to realize value for clients. LaSalle Investment Management generated incentive fees, as well as significant equity earnings where the Firm has co-invested alongside clients, as we continued to deliver investment performance exceeding client targeted returns. See below for additional discussion of our segment operating results.

Operating Expenses

The increase in U.S. dollar operating expenses in 2004 reflects the general strengthening of our key currencies against the U.S. dollar. Excluding the impact of movements in foreign currency exchange rates, the increase is primarily due to compensation and benefits as a result of the stronger year-over-year revenue and profit performance. Compensation and benefits increased from 2003 by 18% in local currencies. Operating, administrative and other expenses also increased 10% for the year in local currencies as revenue-generation-related costs supported the increased business activity.

Restructuring charges (credits) for 2004 included: a $4.5 million charge primarily related to severance in Germany and northern European markets; a net charge of $0.6 million for impairment of investments made by our closed residential land business; a net charge of $0.5 million related to excess lease space from the 2002 restructuring program; and net credits of $0.3 million related to adjusting 2001 and 2002 severance reserves. Restructuring charges (credits) for 2003 primarily included $4.4 million of charges for excess leased space, offset by net credits of $2.2 million for updates to previous severance estimates. See Note 6 to Notes to Consolidated Financial Statements for a further discussion of restructuring charges (credits).

Operating Income

Operating income increased 65% in 2004 compared to 2003, as revenue increased $225.1 million while operating expenses increased $189.7 million. The increase in operating margin resulted from Operating, administrative and other costs increasing at a lower rate than revenues when compared to the prior year (16% compared to 24%), partially offset by additional restructuring charges in 2004.

Interest Expense

Total interest and other costs increased $3.0 million to $20.9 million in 2004 from $17.9 million in 2003. The expense of $20.9 million included $11.6 million for the premium paid for the early redemption of the Senior Notes in June 2004 and associated accelerated debt issuance costs. Interest expense, net of interest income decreased $8.6 million reflecting the pay-down of debt, including the early redemption of the Senior Notes. Net debt as of December 31, 2004 was $28.8 million, a $119.5 million reduction from the prior year.

Provision for Income Taxes

The provision for income taxes was $21.9 million in 2004 as compared to $8.3 million in 2003. The increase in the tax provision was primarily due to improved business performance, offset by a decreased effective tax rate in 2004 as compared to 2003. Tax expense of $21.9 million reflected a 25.4% effective tax rate for 2004. The 2003 tax expense of $8.3 million included a one-time credit of $3.0 million from the reversal of a reserve from an e-commerce investment write-down. The 2004 effective tax rate was more favorable than what was ultimately achieved for 2003 reflecting continued disciplined management of the global tax position.

On an operational basis, excluding restructuring charges separately tax-effected, we achieved a 25.4% effective tax rate in 2004 as compared to a rate of 27.7% in 2003. The decrease in our effective tax rate was primarily due to effective tax planning to (i) reduce the impact of losses in jurisdictions where we cannot recognize tax benefits, (ii) reduce the incidence of double taxation of earnings and other tax inefficiencies and (iii) planning steps to reduce the effective rate of taxation on international earnings. The 2003 effective tax rate of 27.7% excluded a one-time tax benefit of $3.0 million. The tax benefit related to certain costs incurred in restructuring actions taken in 2001 that were not originally thought to be deductible for tax purposes; however, as a result of subsequent actions, these costs are now considered deductible. Including this one-time tax benefit, we achieved an effective tax rate of 18.6% in 2003.

See Note 12 to Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

Net Income

Net income of $64.2 million for 2004 represented an increase of 78% over the prior year’s net income of $36.1 million. The 2004 results included restructuring charges of $5.3 million, while 2003 included charges of $2.4 million. The 2004 results also included an expense of $11.6 million associated with the early redemption of the Senior Notes.

Segment Operating Results

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "implementation services"); and property management, facilities management, and project and development services (collectively "management services").

We have not allocated restructuring charges to the business segments for segment reporting purposes and therefore these costs are not included in the discussions below. Also, for segment reporting we continue to show equity earnings from unconsolidated ventures within our revenue line, especially since it is a very integral part of our Investment Management segment.

Investor and Occupier Services

Americas
	2004	2003	Increase (Decrease)	% Change
Revenue	$371.2	$313.5	$57.7	18%
Operating expense	317.7	273.2	44.5	16%
Operating income	$53.5	$40.3	$13.2	33%

The improved revenue performance in our Americas region can be attributed to the favorable execution of core businesses, which together with performance of strategic investments in New York, resulted in strength across all business lines. Revenues increased 18% compared to the prior year. Revenue from transactions, reported as implementation services, was the main driver of the growth, increasing 32% when compared to 2003. The revenue performance of our New York business confirmed the effectiveness of the strategic investments the Firm has made in that market, first in 2002 for an expanded markets team and then in 2004 for expanded project and development capabilities by acquiring Quartararo & Associates, a 40-person consultative project management firm. New York revenues were up 88% year to date. The Occupier Services business, marketed as Corporate Solutions, which generates over 51% of the Americas’ revenue, continued its strength into 2004 by posting revenue gains of 9% over the prior year. The non-U.S. businesses in the region, namely Canada, Mexico and South America, had increased revenue in excess of 85% over the prior year. The Americas Hotels business, benefiting from a strong world wide trading market in the hotel asset class, continued its strong performance, ending the full year with revenues more than doubling from last year.

Total operating expenses, excluding restructuring charges, increased 16% in 2004 over 2003. Increases were mainly due to an increase in incentive compensation expense, which was the result of the region’s improved revenue and profit performance. Operating income for the year was $53.5 million compared to $40.3 million in 2003.

Europe
	2004	2003	Increase (Decrease)	% Change in U.S. Dollars	% Change in Local Currency

Revenue	$442.6	$351.1	$91.5	26%	14%
Operating expense	424.4	338.1	86.3	26%	14%
Operating income	$18.2	$13.0	$5.2	40%	21%

The European region continued the positive revenue momentum started in mid-2004 through the remainder of the year. In U.S. dollars, revenue for the full year increased 26%. In local currencies, revenue for the full year increased 14%. The main increase in revenue was seen in transaction activities reported as implementation services, which increased 33% in U.S. dollars. Increasing activity in the leasing markets in France and England, together with strong capital markets performance, contributed to this growth. The growth markets of Russia, Italy, Spain and Central Europe, locations where significant additional resources have been invested in the past two years, continued to see strong growth.

Total operating expenses, excluding restructuring charges increased 26% in U.S. dollars and 14% in local currency compared to 2003. The most significant component of the increase was increased incentive compensation, which was the result of the region’s improved revenue and profit performance. Operating income of $18.2 million for the year increased from $13.0 million in 2003.

Asia Pacific
	2004	2003	Increase (Decrease)	% Change in U.S. Dollars	% Change in Local Currency

Revenue	$221.4	$172.7	$48.7	28%	21%
Operating expense	212.6	179.9	32.7	18%	12%
Operating income (loss)	$8.8	$(7.2)	$16.0	n.m.	n.m.
n.m. - not meaningful

Performance for our Asia Pacific region confirmed the commitment the Firm has made to that portion of our business over the past five years, with revenue increasing 28% in U.S. dollars for the full year. In local currencies, revenue increased 21% in 2004. The growth was driven primarily by transaction activity, reported as implementation services, which increased by 36% in U.S. dollars in 2004. The growth markets of Japan, China and India finished the year strong, with increases in revenue, in aggregate, of approximately 74% in local currencies for 2004. The core market of Hong Kong also had strong revenue growth, reflecting improved sentiment in the local economy overall and resulting in increased transaction activity levels maximized by the Firm’s leading market position. Our Asian Hotels business had strong performance, particularly in the core market of Australia, where revenues increased over 73% in local currency compared to 2003.

Total operating expenses, excluding restructuring charges, increased 18% in U.S dollars and 12% in local currencies compared to 2003. The increases were driven by increases in incentive compensation expense, reflecting the region’s improved revenue and profit performance as well as continued investment in people and technology in the growth markets of China, India and Japan. Operating income for the full year was $8.8 million, a significant improvement over the prior year’s operating loss of $7.2 million.

Investment Management
	2004	2003	Increase (Decrease)	% Change in U.S. Dollars	% Change in Local Currency

Revenue	$133.4	$105.3	$28.1	27%	20%
Equity in earnings from real estate ventures	17.0	8.0	9.0	113%	114%
Total revenue	150.4	113.3	37.1	33%	26%
Operating expense	118.6	94.9	23.7	25%	19%
Operating income	$31.8	$18.4	$13.4	73%	64%

Investment Management revenues increased 33% in U.S. dollars and 26% in local currencies in 2004. The business continued to emphasize growth in the annuity revenues of advisory fees, which increased 9% in U.S. dollars in 2004. These increases were realized through expansion of our retail alliances, the launch of our second fund in Asia, and the introduction of our new core open end fund in the United States. Further enhancing the profit potential of the business and driving the revenue increases for the year were incentive fees from investment performance and equity earnings from Firm co-investments made alongside our clients, demonstrating support for our investment advice. During the fourth quarter, the sale of an asset in one of our funds triggered a large incentive fee, as the fund exceeded its base return level to investors. The favorable impact of this sale, together with the strength of the real estate capital markets which in turn has led to higher than originally targeted investment returns in other clients’ accounts, increased incentive fees to $20.0 million for 2004 as compared to the prior year of $4.7 million. Also, strong asset sale performance throughout the year has resulted in equity earnings of $17.0 million in 2004 as compared to $8.0 million in 2003.

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

Consolidated Cash Flows

Cash Flows From Operating Activities

During 2005, cash flows provided by operating activities totaled $120.6 million compared to $161.5 million in 2004. The cash flows from operating activities can be further divided into cash generated from earnings of $170.4 million (compared to $120.0 million in 2004) and cash used in balance sheet movements, primarily working capital, of $49.8 million (compared to $41.4 million provided in 2004). The increase in cash flows generated from earnings of $50.4 million reflected continued improved business performance in 2005. The decrease in cash flows from changes in working capital of $91.2 million from prior year is primarily because accounts payable, accrued compensation and other liabilities did not increase as significantly over the course of 2005 as they did over the course of 2004.

During 2004, cash flows provided by operating activities totaled $161.5 million compared to $110.0 million in 2003. The cash flows from operating activities can be further divided into cash generated from earnings of $120.0 million (compared to $100.0 million in 2003) and cash generated from balance sheet movements, primarily working capital, of $41.4 million (compared to $10.0 million provided in 2003). The increase in cash flows generated from earnings of $20.0 million reflected continued improved business performance in 2004. The increase in cash flows from changes in working capital of $31.4 million is primarily because of an increase in the level of accrued compensation recorded at December 31, 2004 partially offset by an increase in receivables.

Cash Flows Used in Investing Activities

We used $61.0 million in investing activities in 2005, which was an increase in cash used of $33.4 million from the $27.6 million used in 2004. This increase is primarily due to a change in the co-investing cycle from 2004 to 2005, as net returns from co-investment of $3.4 million in 2004 turned to net fundings of co-investment of $16.4 million in 2005. Net additions of property and equipment increased by $11.6 million over the prior year, and other acquisitions and investments increased by $2.1 million.

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

Cash Flows Used in Financing Activities

We used $61.1 million in financing activities in 2005 compared with $166.9 million used in 2004. The significant decrease in cash used in financing activities in 2005 as compared to 2004 was largely a result of the $203.2 million redemption of our Senior Notes in the prior year exceeding the $69.8 million increase in net repayments of borrowings under credit facilities in 2005. An increase of $28.1 million in the level of repurchases of shares of our common stock in 2005 was partially offset by $15.8 million more issuances of common stock under option plans and stock purchase plans than in the prior year. Also contributing to the change was the payment of our first semi-annual dividend in 2005, as well as more shares repurchased for payment of taxes on stock awards in the current year.

Differences between $166.9 million of cash used in financing activities in 2004 and $45.3 million used in 2003 resulted from the 2004 redemption of Senior Notes and $38.8 million more of share repurchases in 2004, offset by $94.7 million more of net proceeds from borrowings under credit facilities and $25.7 million more of common stock issued under our stock option plan and stock purchase programs in 2004.

Liquidity and Capital Resources

Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. As of December 31, 2005, we had the ability to borrow on a $325 million unsecured revolving credit facility, with capacity to borrow up to an additional $35 million under local overdraft facilities. On March 1, 2006, we renegotiated our unsecured revolving credit facility, increasing the facility to $450 million and extending the term to 2011. There are currently 13 banks participating in our revolving credit facility. Pricing on the $450 million facility ranges from LIBOR plus 55 basis points to LIBOR plus 130 basis points. Upon closing the $450 million facility, pricing decreased to LIBOR plus 55 basis points compared to pricing as of December 31, 2005 of LIBOR plus 100 basis points. We will continue to use the facility for working capital needs, investments, capital expenditures and acquisitions.

As of December 31, 2005, we had $26.7 million outstanding under the revolving credit facility. The average borrowing rate on the revolving credit agreement was 3.9% in 2005, compared to a 6.3% average borrowing rate on the revolving credit agreement and the Senior Notes in 2004. We also had short-term borrowings (including capital lease obligations) of $18.0 million outstanding at December 31, 2005. As of December 31, 2005, $16.4 million of the total short-term borrowings were borrowings by subsidiaries on various interest-bearing overdraft facilities.

Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility. In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to repay its borrowing on an overdraft facility. The guarantees typically have one-year or two-year maturities. We apply FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to recognize and measure the provisions of guarantees. The guarantees of the revolving credit facility and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $35.0 million, of which $16.4 million was outstanding as of December 31, 2005. We have provided guarantees of $26.2 million related to the local overdraft facilities, as well as guarantees related to the $325 million revolving credit facility, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries’ third-party debt.

With respect to the renegotiated revolving credit facility, we must maintain consolidated net worth of at least $450 million, a leverage ratio not exceeding 3.25 to 1 and a minimum interest coverage ratio of 2.5 to 1. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment and acquisition. During the fourth quarter of 2005, we received a waiver from the banks participating in our credit facility to proceed with the acquisition of Spaulding & Slye. For the year ended December 31, 2005, we also received a waiver to a capital expenditure covenant that otherwise limited our capital expenditures to $40 million in any calendar year. Our renegotiated credit facility does not contain such a covenant. With these waivers, we are in compliance with all covenants as of December 31, 2005.

The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2005 or 2004 and none were outstanding as of December 31, 2005.

We believe that the revolving credit facility, together with local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures, co-investment activity, share repurchases and, if declared, dividends.

With respect to our co-investment activity, we had total investments and loans of $88.7 million as of December 31, 2005 in approximately 25 separate property or fund co-investments. Within this $88.7 million, loans of $3.5 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008. With respect to certain co-investment indebtedness, we also had repayment guarantees outstanding at December 31, 2005 of $0.7 million.

LaSalle Investment Company ("LIC"), our investment vehicle for substantially all new LaSalle Investment Management co-investments has invested, and will continue to invest, in certain real estate ventures that own and operate commercial real estate. We have an effective 47.85% ownership interest in LIC; primarily institutional investors hold the remaining 52.15% interest in LIC. A non-executive Director of Jones Lang LaSalle is an investor in LIC on equivalent terms to other investors. Our investment in LIC is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements.

At December 31, 2005, LIC has unfunded capital commitments to underlying real estate ventures of $209.6 million, of which our 47.85% share is $100.3 million, for future fundings of co-investments. These commitments are part of our maximum potential unfunded commitment to LIC at December 31, 2005, which is euro 88.5 million ($104.8 million). We also have unfunded capital commitments to other real estate ventures of $11.8 million, exclusive of our LIC commitment structure, at December 31, 2005.

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

For the year ended December 31, 2005, funding of co-investments exceeded return of capital by $16.4 million. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2006 is anticipated to be between $50 and $60 million (planned co-investment less return of capital from liquidated co-investments).

As of December 31, 2005, LIC maintains a euro 75 million ($88.9 million) revolving credit facility (the "LIC Facility"). The LIC Facility contains a credit rating trigger (related to the credit rating of one of LIC’s investors who is unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the LIC Facility would be in default and would need to be repaid. This would require us to fund our pro-rata share of the then outstanding balance on the LIC Facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC Facility were fully drawn, would be euro 35.9 million ($42.5 million). This exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC of euro 88.5 million ($104.8 million) discussed above. As of December 31, 2005, LIC had no outstanding borrowings on the LIC Facility.

Since October 2002, our Board of Directors has approved four share repurchase programs. Each succeeding program has replaced the prior repurchase program, such that the program approved on September 15, 2005 is the only repurchase program in effect as of December 31, 2005. Board approval allows for purchase of our outstanding common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. The following table details the activities for each of our approved share repurchase programs:

Repurchase Plan Approval Date	Shares Approved for Repurchase	Shares Repurchased through December 31, 2005

October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	1,128,551
September 15, 2005	2,000,000	619,200
		3,947,751

We repurchased 1,647,751 shares in 2005 at an average price of $44.85 per share.

On August 17, 2005, our Board of Directors declared an initial semi-annual cash dividend of $0.25 per share of common stock. The plan approved by the Board anticipates a total annual dividend of $0.50 per common share. We paid the first dividend on October 14, 2005 to holders of record at the close of business on September 15, 2005. A dividend-equivalent of $0.25 per share also was paid simultaneously on outstanding but unvested shares of restricted stock units granted under the SAIP or in lieu of certain cash bonus payments under our Stock Ownership Plan.

Capital expenditures for 2005 were $41.5 million, up from $31.5 million in 2004, primarily for ongoing improvements to computer hardware and information systems. Capital expenditures are anticipated to be approximately $70 million for 2006, primarily for ongoing improvements to computer hardware and information systems and improvements to leased space, including our Chicago headquarters.

We have obligations and commitments to make future payments under contracts in the normal course of business. These include:

•    Future minimum lease payments, as follows, due in each of the next five years ended December 31 and thereafter ($ in thousands):

	Operating Leases	Capital Leases

2006	$58,178	245
2007	47,407	81
2008	36,440	73
2009	20,605	63
2010	13,172	50
Thereafter	25,795	10
	$201,597	522

As of December 31, 2005, we have accrued liabilities related to excess lease space of $3.0 million, which were identified as part of our restructuring in 2001 and 2002. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2005 was $2.8 million.

•    Interest and principal payments on outstanding borrowings against our $450 million revolving credit facility fluctuate based on our level of borrowing needs. There is no set repayment schedule with respect to the revolving credit facility; however, this facility expires in March 2011.

Contractual Obligations

Following is a table summarizing our minimum contractual obligations as of December 31, 2005 ($ in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$26.7	-	26.7	-	-
Capital lease obligations	0.5	0.2	0.2	0.1	-
Operating lease obligations	201.6	58.2	83.8	33.8	25.8
Purchase obligations	26.5	14.5	9.0	3.0	-
Total	$255.3	72.9	119.7	36.9	25.8

As of December 31, 2005, we had $26.7 million outstanding under our revolving credit facility, which expires in 2011. Our lease obligations include operating leases of office space in various buildings for our own use, as well as the use of equipment under both operating and capital lease arrangements. Our other purchase obligations are related to various information technology servicing agreements, telephone communications and other administrative support functions.

In the Notes to Consolidated Financial Statements, see Note 10 for additional information on long-term debt obligations, and see Note 11 for additional information on lease obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding market risk is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market and Other Risk Factors" and is incorporated by reference herein.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of December 31, 2005, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Jones Lang LaSalle Incorporated Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm, KPMG LLP, on
Consolidated Financial Statements and Financial Statement Schedule	41

Report of Independent Registered Public Accounting Firm, KPMG LLP, on
Internal Control Over Financial Reporting	42

Consolidated Balance Sheets as of December 31, 2005 and 2004	43

Consolidated Statements of Earnings
For the Years Ended December 31, 2005, 2004 and 2003	44

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2005, 2004 and 2003	45

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003	48

Notes to Consolidated Financial Statements	49

Quarterly Results of Operations (Unaudited)	71

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jones Lang LaSalle Incorporated:

We have audited the consolidated financial statements of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG

Chicago, Illinois
March 1, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jones Lang LaSalle Incorporated:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Jones Lang LaSalle Incorporated and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company, as listed in the accompanying index, and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Chicago, Illinois
March 1, 2006

JONES LANG LASALLE INCORPORATED

Consolidated Balance Sheets
December 31, 2005 and 2004
($ in thousands, except share data)

Assets	2005	2004
Current assets:
Cash and cash equivalents	$28,658	30,143
Trade receivables, net of allowances of $5,551 and $6,660	415,087	328,876
Notes and other receivables	15,231	14,343
Prepaid expenses	22,442	22,279
Deferred tax assets	35,816	28,427
Other assets	13,864	12,189
Total current assets	531,098	436,257

Property and equipment, net of accumulated
depreciation of $158,064 and $163,667	82,186	75,531
Goodwill, with indefinite useful lives, net of accumulated
amortization of $37,450 and $38,390	335,731	343,314
Identified intangibles, with finite useful lives, net of accumulated
amortization of $45,360 and $41,242	4,391	8,350
Investments in real estate ventures	88,710	73,570
Long-term receivables, net	20,931	16,179
Deferred tax assets	59,262	43,202
Other assets, net	22,460	15,974
	$1,144,769	1,012,377

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$155,741	130,489
Accrued compensation	300,847	244,659
Short-term borrowings	18,011	18,326
Deferred tax liabilities	400	262
Deferred income	20,823	16,106
Other liabilities	26,813	17,221
Total current liabilities	522,635	427,063

Noncurrent liabilities:
Credit facilities	26,697	40,585
Deferred tax liabilities	3,079	671
Deferred compensation	15,988	8,948
Minimum pension liability	16,753	3,040
Other	23,614	24,090
Total liabilities	608,766	504,397

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized;
35,199,744 and 33,243,527 shares issued and outstanding	352	332
Additional paid-in capital	653,509	575,862
Deferred stock compensation	(47,509)	(34,064)
Retained earnings	100,142	4,896
Stock held by subsidiary	(132,791)	(58,898)
Stock held in trust	(808)	(530)
Accumulated other comprehensive (loss) income	(36,892)	20,382
Total stockholders’ equity	536,003	507,980
	$1,144,769	1,012,377

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Earnings
Years Ended December 31, 2005, 2004 and 2003
($ in thousands, except share data)

	2005	2004	2003

Revenue:

Fee based services	$1,366,805	1,145,456	924,694
Other income	23,805	21,502	17,200
Total revenue	1,390,610	1,166,958	941,894

Operating expenses:

Compensation and benefits	902,712	762,000	609,954
Operating, administrative and other	320,934	276,700	238,400
Depreciation and amortization	33,836	33,381	36,944
Restructuring charges, net	1,377	5,356	2,361
Total operating expenses	1,258,859	1,077,437	887,659

Operating income	131,751	89,521	54,235

Interest expense, net of interest income	3,999	9,292	17,861
Loss on extinguishment of Senior Notes	-	11,561	-
Total interest and other costs	3,999	20,853	17,861

Equity in earnings from real estate ventures	12,156	17,447	7,951

Income before provision for income taxes	139,908	86,115	44,325
Provision for income taxes	36,236	21,873	8,260

Net income	$103,672	64,242	36,065

Net income available to common shareholders	$103,287	64,242	36,065

Other comprehensive income:

Change in minimum pension liability, net of tax	(16,168)	(10,872)	-
Foreign currency translation adjustments	(41,106)	25,718	15,319
Comprehensive income	$46,398	79,088	51,384

Basic earnings per common share	$3.29	2.08	1.17
Basic weighted average shares outstanding	31,383,828	30,887,868	30,951,563

Diluted earnings per common share	$3.12	1.96	1.12
Diluted weighted average shares outstanding	33,109,261	32,845,281	32,226,306

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2005, 2004 and 2003
($ in thousands, except share data)

								Accu-
								mulated
								Other
				Deferred		Stock		Compre-
			Additional	Stock	Retained	Held by	Shares	hensive
	Common Stock		Paid-In	Compen-	Earnings	Subsi-	Held in	Income
	Shares	Amount	Capital	sation	(Deficit)	diary	Trust	(Loss)	Total

Balances at
December 31, 2002	30,896,333	$309	494,283	(17,321)	(95,411)	(4,659)	(460)	(9,783)	$366,958

Net income	—	—	—	—	36,065	—	—	—	36,065

Shares issued under
stock option plan	202,903	2	2,978	—	—	—	—	—	2,980

Restricted stock:
Shares granted	—	—	6,431	(6,431)	—	—	—	—	—
Compensation expense
recognized	—	—	—	4,285	—	—	—	—	4,285
Forfeitures	—	—	(1,367)	1,367	—	—	—	—	—
Shares issued	218,983	2	(2)	—	—	—	—	—	—
Shares repurchased for
employees to pay taxes	(67,309)	(1)	(1,020)	—	—	—	—	—	(1,021)

Stock compensation programs:
Shares granted	—	—	14,357	(14,357)	—	—	—	—	—
Compensation expense
recognized	—	—	—	9,768	—	—	—	—	9,768
Forfeitures	—	—	(1,040)	1,040	—	—	—	—	—
Shares issued	457,242	5	4,397	—	—	—	—	—	4,402
Shares repurchased for
employees to pay taxes	(142,083)	(1)	(2,266)	—	—	—	—	—	(2,267)

Stock purchase programs:
Shares issued	196,008	2	2,687	—	—	—	—	—	2,689

Shares acquired by subsidiary (1)	—	—	—	—	—	(8,187)	—	—	(8,187)

Foreign currency
translation adjustments	—	—	—	—	—	—	—	15,319	15,319

Balances at
December 31, 2003	31,762,077	$318	519,438	(21,649)	(59,346)	(12,846)	(460)	5,536	$430,991

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2005, 2004 and 2003
($ in thousands, except share data)

								Accu-
								mulated
								Other
				Deferred		Stock		Compre-
			Additional	Stock	Retained	Held by	Shares	hensive
	Common Stock		Paid-In	Compen-	Earnings	Subsi-	Held in	Income
	Shares	Amount	Capital	sation	(Deficit)	diary	Trust	(Loss)	Total

Balances at
December 31, 2003	31,762,077	$318	519,438	(21,649)	(59,346)	(12,846)	(460)	5,536	$430,991

Net income	—	—	—	—	64,242	—	—	—	64,242

Shares issued under
stock option plan	945,114	9	22,282	—	—	—	—	—	22,291

Restricted stock:
Shares granted	—	—	11,496	(11,496)	—	—	—	—	—
Compensation expense
recognized	—	—	—	5,399	—	—	—	—	5,399
Forfeitures	—	—	(683)	683	—	—	—	—	—
Shares issued	48,333	—	—	—	—	—	—	—	—
Shares repurchased for
employees to pay taxes	(17,294)	—	(546)	—	—	—	—	—	(546)

Stock compensation programs:
Shares granted	—	—	22,770	(22,770)	—	—	—	—	—
Compensation expense
recognized	—	—	—	14,252	—	—	—	—	14,252
Forfeitures	—	—	(1,517)	1,517	—	—	—	—	—
Shares issued	432,180	4	2,645	—	—	—	—	—	2,649
Shares repurchased for
employees to pay taxes	(130,839)	(1)	(3,659)	—	—	—	—	—	(3,660)

Stock purchase programs:
Shares issued	184,405	2	3,636	—	—	—	—	—	3,638

Shares held in trust,
net of distribution	19,551	—	—	—	—	—	(70)	—	(70)
Shares acquired by subsidiary (1)	—	—	—	—	—	(46,052)	—	—	(46,052)

Change in minimum
pension liability	—	—	—	—	—	—	—	(10,872)	(10,872)
Foreign currency
translation adjustments	—	—	—	—	—	—	—	25,718	25,718

Balances at
December 31, 2004	33,243,527	$332	575,862	(34,064)	4,896	(58,898)	(530)	20,382	$507,980

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2005, 2004 and 2003
($ in thousands, except share data)

								Accu-
								mulated
								Other
				Deferred		Stock		Compre-
			Additional	Stock		Held by	Shares	hensive
	Common Stock		Paid-In	Compen-	Retained	Subsi-	Held in	Income
	Shares	Amount	Capital	sation	Earnings	diary	Trust	(Loss)	Total

Balances at
December 31, 2004	33,243,527	$332	575,862	(34,064)	4,896	(58,898)	(530)	20,382	$507,980

Net income	—	—	—	—	103,672	—	—	—	103,672

Shares issued under
stock option plan	1,039,673	10	25,127	—	—	—	—	—	25,137
Tax benefit of options exercised	—	—	7,489	—	—	—	—	—	7,489

Restricted stock:
Shares granted	—	—	13,296	(13,296)	—	—	—	—	—
Compensation expense
recognized	—	—	—	6,897	—	—	—	—	6,897
Forfeitures	—	—	(2,027)	2,027	—	—	—	—	—
Shares issued	383,303	4	93	—	—	—	—	—	97
Shares repurchased for
employees to pay taxes	(97,508)	(1)	(4,112)	—	—	—	—	—	(4,113)
Tax benefit of vestings	—	—	4,422	—	—	—	—	—	4,422

Stock compensation programs:
Shares granted	—	—	32,430	(32,430)	—	—	—	—	—
Compensation expense
recognized	—	—	—	21,297	—	—	—	—	21,297
Forfeitures	—	—	(2,060)	2,060	—	—	—	—	—
Shares issued	595,253	6	(190)	—	—	—	—	—	(184)
Shares repurchased for
employees to pay taxes	(157,871)	(1)	(6,943)	—	—	—	—	—	(6,944)
Tax benefit of vestings	—	—	4,582	—	—	—	—	—	4,582

Stock purchase programs:
Shares issued	193,367	2	5,540	—	—	—	—	—	5,542

Shares acquired by subsidiary (1)	—	—	—	—	—	(73,893)	(278)	—	(74,171)
Dividends declared	—	—	—	—	(8,426)	—	—	—	(8,426)

Change in minimum
Pension liability	—	—	—	—	—	—	—	(16,168)	(16,168)
Foreign currency
Translation adjustments	—	—	—	—	—	—	—	(41,106)	(41,106)

Balances at
December 31, 2005	35,199,744	$352	653,509	(47,509)	100,142	(132,791)	(808)	(36,892)	$536,003

(1) Shares acquired under our share repurchase programs are not cancelled, but are held by one of our subsidiaries. The 3,947,751 shares we have repurchased through December 31, 2005 are included in the 35,199,744 shares total of our common stock account, but are deducted from our share count for purposes of calculating earnings per share.

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003
($ in thousands)

	2005	2004	2003

Cash flows from operating activities:
Cash flows from earnings:
Net income	$103,672	64,242	36,065
Reconciliation of net income to net cash provided by earnings:
Depreciation and amortization	33,836	33,136	36,944
Equity in earnings from real estate ventures	(12,156)	(17,447)	(7,951)
Operating distributions from real estate ventures	10,427	11,234	11,428
Provision for loss on receivables and other assets	2,243	4,266	6,243
Amortization of deferred compensation	31,593	22,161	15,841
Amortization of debt issuance costs	847	2,446	1,457
Net cash provided by earnings	170,462	120,038	100,027

Cash flows from changes in working capital:
Receivables	(94,094)	(82,364)	(27,287)
Prepaid expenses and other assets	(5,464)	(13,722)	(4,233)
Deferred tax assets, net and income tax receivables and payables	(20,903)	(13,285)	(11,910)
Accounts payable, accrued liabilities and accrued compensation	70,635	150,811	53,448
Net cash flows from changes in working capital	(49,826)	41,440	10,018
Net cash provided by operating activities	120,636	161,478	110,045

Cash flows used in investing activities:
Net capital additions—property and equipment	(39,785)	(28,160)	(18,597)
Other acquisitions and investments, net of cash acquired and
transaction costs	(4,885)	(2,810)	(1,100)
Investing activities - real estate ventures:
Capital contributions and advances to real estate ventures	(29,777)	(35,148)	(7,320)
Distributions, repayments of advances and sale of investments	13,413	38,553	11,735
Net cash used in investing activities	(61,034)	(27,565)	(15,282)

Cash flows used in financing activities:
Proceeds from borrowings under credit facilities	569,649	528,947	292,834
Repayments of borrowings under credit facilities	(584,167)	(473,628)	(332,244)
Redemption of Senior Notes, net of costs	—	(203,209)	—
Shares repurchased for payment of taxes on stock awards	(11,057)	(4,210)	(3,288)
Shares repurchased under share repurchase program	(74,171)	(46,052)	(8,187)
Common stock issued under stock option plan and stock
purchase programs	47,085	31,277	5,573
Payments of dividends	(8,426)	—	—
Net cash used in financing activities	(61,087)	(166,875)	(45,312)

Net (decrease) increase in cash and cash equivalents	(1,485)	(32,962)	49,451
Cash and cash equivalents, January 1	30,143	63,105	13,654
Cash and cash equivalents, December 31	$28,658	30,143	63,105

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,299	10,682	19,386
Taxes, net of refunds	20,120	16,180	11,926

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements

(1) Organization

Jones Lang LaSalle Incorporated ("Jones Lang LaSalle," which may be referred to as we, us, our, the Company or the Firm) was incorporated in 1997. We are the global leader in real estate services and money management. We serve our clients’ real estate needs locally, regionally and globally from offices in over 100 markets in 50 countries on five continents, with approximately 22,000 employees, including approximately 11,100 directly reimbursable property maintenance employees. We believe that our combination of local market presence and global reach differentiates our firm from other real estate service providers.

Our full range of services includes: agency leasing; property management; project and development services; valuations; capital markets; buying and selling properties; corporate finance; hotel advisory; space acquisition and disposition (tenant representation); facilities management; strategic consulting; and outsourcing. We provide money management services on a global basis for both public and private assets through LaSalle Investment Management. Our services are enhanced by our integrated global business model, industry leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand.

We have grown by expanding both our client base and the range of our services and products, as well as through a series of strategic acquisitions and a merger. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single source provider of solutions for our clients’ full range of real estate needs. We solidified this network of services around the globe through the merger of the businesses of the Jones Lang Wootton companies ("JLW") (founded in 1783) with those of LaSalle Partners Incorporated ("LaSalle Partners") (founded in 1968) effective March 11, 1999.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

Our financial statements include the accounts of Jones Lang LaSalle and its majority-owned-and-controlled subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Investments in real estate ventures over which we exercise significant influence, but not control, are accounted for under the equity method. Investments in real estate ventures over which we are not able to exercise significant influence are accounted for under the cost method.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of the revenues and expenses during the reporting periods. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material. For further discussion of accounting estimates, please refer to the Summary of Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. See Note 6 for discussion of reclassifications of restructuring charges (credits).

Revenue Recognition

The SEC’s Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB 104, provides guidance on the application of U.S. GAAP to selected revenue recognition issues. Additionally, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), provides guidance on the application of U.S. GAAP to revenue transactions with multiple deliverables.

We categorize our revenues as advisory and management fees, transaction commissions and project and development management fees. We recognize advisory and management fees related to property management services, valuation services, corporate property services, strategic consulting and money management as income in the period in which we perform the related services. We recognize transaction commissions related to agency leasing services, capital markets services and tenant representation services as income when we provide the related service unless future contingencies exist. If future contingencies exist, we defer recognition of revenue until the respective contingencies have been satisfied. Project and development management fees are recognized applying the “percentage of completion” method of accounting. We use the efforts expended method to determine the extent of progress toward completion.

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

In certain of our businesses, primarily those involving management services, we are reimbursed by our clients for expenses incurred on their behalf. The treatment of reimbursable expenses for financial reporting purposes is based upon the fee structure of the underlying contracts. We follow the guidance of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), when accounting for reimbursable personnel and other costs. A contract that provides a fixed fee billing, fully inclusive of all personnel or other recoverable expenses incurred but not separately scheduled, is reported on a gross basis. When accounting on a gross basis, our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client.

We account for a contract on a net basis when the fee structure is comprised of at least two distinct elements, namely a fixed management fee and a separate component that allows for scheduled reimbursable personnel costs or other expenses to be billed directly to the client. When accounting on a net basis, we include the fixed management fee in reported revenues and net the reimbursement against expenses.

We base this accounting on the following factors, which define us as an agent rather than a principal:

•  The property owner, with ultimate approval rights relating to the employment and compensation of on-site personnel, and bearing all of the economic costs of such personnel, is determined to be the primary obligor in the arrangement;
•  Reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter;
•  Because the property owner is contractually obligated to fund all operating costs of the property from existing cash flow or direct funding from its building operating account, Jones Lang LaSalle bears little or no credit risk; and
•  Jones Lang LaSalle generally earns no margin in the reimbursement aspect of the arrangement, obtaining reimbursement only for actual costs incurred.

Most of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $549 million, $430 million and $385 million in 2005, 2004 and 2003, respectively. This treatment has no impact on operating income, net income or cash flows.

Accounts Receivable

Pursuant to contractual arrangements, accounts receivable includes unbilled amounts of $103.4 million and $75.4 million at December 31, 2005 and 2004, respectively.

We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience combined with a careful review of current developments and a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables. These allowances are then reviewed on a quarterly basis by regional and global management to ensure they are appropriate. As part of this review, we develop a range of potential allowances on a consistent formulaic basis. We would normally expect that the allowance would fall within this range. See the Summary of Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on our Allowance for Uncollectible Accounts Receivable.

Property and Equipment

We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), to recognize and measure impairment of property and equipment owned or under capital leases. We review property and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in 2005, 2004 or 2003.

We calculate depreciation and amortization on property and equipment for financial reporting purposes primarily by using the straight-line method based on the estimated useful lives of our assets. The following table shows the gross value of each asset category at December 31, 2005 and 2004, respectively, as well as the standard depreciable life for each asset category ($ in millions):

Category	December 31, 2005	December 31, 2004	Depreciable Life

Furniture, fixtures and equipment	$43.0	$44.0	5 to 10 years
Computer equipment and software	145.8	140.6	2 to 7 years
Leasehold improvements	42.0	44.7	1 to 10 years
Automobiles	7.1	7.3	4 to 5 years

Accounting for Business Combinations, Goodwill and Other Intangible Assets

We apply SFAS No. 141, "Business Combinations" ("SFAS 141"), when accounting for business combinations. We have historically grown through a series of acquisitions and one substantial merger. As a result of this activity, and consistent with the services nature of the businesses we acquired, the largest assets on our balance sheet are intangibles resulting from business acquisitions and the JLW merger. Historically we amortized these intangibles over their estimated useful lives (generally 8 to 40 years). Beginning January 1, 2002, pursuant to the issuance of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we ceased the amortization of intangibles with indefinite useful lives. We continue to amortize intangibles with finite useful lives, which primarily represent the value placed on management contracts that are acquired as part of our acquisition of another business.

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS and by country groupings in Europe IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2005, 2004 and 2003 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in any of those years.

See Note 8 for additional information on goodwill and other intangible assets.

Investments in Real Estate Ventures

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 47.85% of the respective ventures. We apply the provisions of the following guidance when accounting for these interests:

•  FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46-R”)
•  AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” as amended by FASB Staff Position No. SOP 78-9-a (“SOP 78-9-a”)
•  Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”)
•  EITF Topic No. D-46, “Accounting for Limited Partnership Investments” (“EITF D-46”)

Additionally, EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), is effective for new and amended limited partnerships (including limited partnership functional equivalent entities) beginning June 29, 2005, and is effective for all limited partnerships beginning January 1, 2006. The application of FIN 46-R, SOP 78-9-a, APB 18, EITF D-46, and EITF 04-5 generally results in accounting for these interests under the equity method in the accompanying Consolidated Financial Statements due to the nature of our non-controlling ownership in the ventures.

For real estate limited partnerships in which the Company is a general partner, we apply the guidance set forth in FIN 46-R, EITF 04-5 and SOP 78-9-a in evaluating the control the Company has over the limited partnership. These entities are generally well-capitalized and grant the limited partners important rights, such as the right to replace the general partner without cause, the right to dissolve or liquidate the partnership, approve the sale or refinancing of the principal partnership assets, or approve the acquisition of principal partnership assets.  Such general partner interests have been accounted for under the equity method through December 31, 2005.

For real estate limited partnerships in which the Company is a limited partner, the Company is a co-investment partner, and based on applying the guidance set forth in FIN 46-R and SOP 78-9-a, has concluded that it does not have a controlling interest in the limited partnership. When we have an asset advisory contract with the real estate limited partnership, the combination of our limited partner interest and the advisory agreement provides us with significant influence over the real estate limited partnership venture. Accordingly, we account for such investments under the equity method. When the Company does not have an asset advisory contract with the limited partnership, rather only a limited partner interest without significant influence, and our interest in the partnership is considered “minor” under EITF D-46 (i.e., not more than 3 to 5 percent), we account for such investments under the cost method.

For investments in real estate ventures accounted for under the equity method, we maintain an investment account, which is increased by contributions made and our share of net income of the real estate ventures, and decreased by distributions received and our share of net losses of the real estate ventures. Our share of each real estate venture’s net income or loss, including gains and losses from capital transactions, is reflected in our statement of earnings as "equity in earnings from real estate ventures." For investments in real estate ventures accounted for under the cost method, our investment account is increased by contributions made and decreased by distributions representing return of capital.

We apply the provisions of APB 18, SEC Staff Accounting Bulletin Topic 5-M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” (“SAB 59”), and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments.

We review investments in real estate ventures on a quarterly basis for indications of whether the carrying value of the real estate assets underlying our investments in ventures may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the underlying assets. When an “other than temporary” impairment has been identified related to a real estate asset underlying one of our investments in ventures, a discounted cash flow approach is used to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period.

We report ‘equity in earnings from real estate ventures’ in the consolidated statement of earnings after ‘operating income.’ However, for segment reporting we reflect ‘equity in earnings from real estate ventures’ within ‘total revenue.’ See Note 7 for ‘equity earnings (losses)’ reflected within segment revenues, as well as discussion of how the chief operating decision maker measures segment results with ‘equity earnings (losses)’ included in segment revenues.

See Note 9 for additional information on investments in real estate ventures.

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

See Note 12 for additional information on income taxes.

Stock-based Compensation

The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan (“SAIP”) provides for the granting of options to purchase a specified number of shares of common stock and for other stock awards to eligible employees of Jones Lang LaSalle. We also award restricted stock units of our common stock to certain employees and members of our Board of Directors under the SAIP, and through the year ended December 31, 2005, maintained plans under which eligible employees have had the opportunity to purchase shares of our common stock at a 15% discount.

We have accounted for our stock option and stock compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”) through the year ended December 31, 2005. These provisions allow entities to continue to apply the intrinsic value-based method under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," (“APB 25”), and provide disclosure of pro forma net income and net income per share as if the fair value-based method, defined in SFAS 123 as amended, had been applied. We have elected to apply the provisions of APB 25 in accounting for stock options and other stock awards, and accordingly, recognize no compensation expense for stock options granted at the market value of our common stock on the date of grant.

We have recognized other stock awards (including various grants of restricted stock units and offerings of discounted stock purchases under employee stock purchase plans), which we granted at prices below the market value of our common stock on the date of grant, as compensation expense over the vesting period of those awards pursuant to APB 25.

Effective January 1, 2006, we account for share-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” ("SFAS 123-R"). See ‘Accounting for “Share-Based” Compensation’ in the ‘New Accounting Standards’ section of this Note for additional information on accounting under this new standard.

See Note 14 for additional information on our stock-based compensation plans.

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

•    Health Insurance - We chose to self-insure our health benefits for all U.S. based employees for the first time in 2002, although we did purchase stop loss coverage to limit our exposure. We continue to purchase stop loss coverage on an annual basis. We made the decision to self-insure because we believed that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we would incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We engage an actuary who specializes in health insurance to estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we employ the same actuary to estimate the required reserve for unpaid health costs we would need at year-end; the actuary provides us with a point estimate, which we accrue when determining the year-end reserve.

•    Workers’ Compensation Insurance - Given our belief, based on historical experience, that our workforce  has experienced lower costs than is normal for our industry, we have been self-insured for worker’s compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis, we accrue using the various state rates based on job classifications. On an annual basis in the third quarter, we engage an independent actuary who specializes in workers’ compensation to estimate our exposure based on actual experience. Given the significant judgmental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. We accrue for the estimated adjustment to reserves for the differences between the actuarial estimate and our reserve on a periodic basis.

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

Professional indemnity insurance claims can be complex and take a number of years to resolve. Within our captive insurance company, we estimate the ultimate cost of these claims by way of specific claim reserves developed through periodic reviews of the circumstances of individual claims, as well as reserves against current year exposures on the basis of our historic loss ratio. The increase in the level of risk retained by the captive means we would expect that the amount and the volatility of our estimate of reserves will be increased over time. With respect to the Consolidated Financial Statements, when a potential loss event occurs, management estimates the ultimate cost of the claims and accrues the related cost in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”).

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, receivables, accounts payable, notes payable and foreign currency exchange contracts. The estimated fair value of cash and cash equivalents, receivables and payables approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of our revolving credit facility and short-term borrowings approximates their carrying value due to their variable interest rate terms. The fair values of forward foreign exchange contracts are estimated to be a loss of $4.2 million as of December 31, 2005, determined by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date; see further discussion in “Derivatives and Hedging Activities” immediately below.

Derivatives and Hedging Activities

We apply FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by FASB Statement No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities," when accounting for derivatives and hedging activities.

As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage selected foreign currency risks. At December 31, 2005, we had forward exchange contracts in effect with a gross notional value of $290.2 million ($280.8 million on a net basis) and a market and carrying loss of $4.2 million. This carrying loss is offset by a carrying gain in associated intercompany loans such that the net impact to earnings is not significant.

In the past we have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We did not use any interest rate swap agreements in 2005 or in 2004, and there were no such agreements outstanding as of December 31, 2005.

We require that hedging derivative instruments be effective in reducing the exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting treatment. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with changes in unrealized gains or losses recognized currently in earnings.

We hedge any foreign currency exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency loan accounts being hedged is also recognized in earnings. The net impact on our earnings of the unrealized gain on foreign currency contracts, offset by the loss resulting from remeasurement of foreign currency transactions, for 2005 and 2004 was not significant.

Foreign Currency Translation

The financial statements of our subsidiaries located outside the United States, except those subsidiaries located in highly inflationary economies, are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date with the resulting translation adjustments included in the balance sheet as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)) and in the statement of earnings (other comprehensive income - foreign currency translation adjustments). Income and expenses are translated at the average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings. For subsidiaries operating in highly inflationary economies, the associated gains and losses from balance sheet translation adjustments are included in net earnings.

The effects of foreign currency translation on cash and cash equivalents are reflected in cash flows from operating activities on the Consolidated Statement of Cash Flows.

Cash Held for Others

We control certain cash and cash equivalents as agents for our investment and property management clients. We do not include such amounts in our Consolidated Financial Statements.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits, taxes and environmental matters as well as commitments under contractual obligations. Many of these claims are covered under our current insurance programs, subject to deductibles. We recognize the liability associated with a loss contingency when a loss is probable and estimable. Our contractual obligations generally relate to the provision of services by us in the normal course of our business.

See Note 16 for additional information on commitments and contingencies.

Earnings Per Share; Net Income Available to Common Shareholders

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

For the years ended December 31, 2005, 2004 and 2003, respectively, we did not include in the weighted average shares outstanding the shares that had been repurchased and which are held by one of our subsidiaries. See Note 5 for additional information on share repurchases.

Net income available to common shareholders is calculated by subtracting dividend-equivalents paid on outstanding but unvested shares of restricted stock units, net of tax, from net income. On October 14, 2005, a dividend-equivalent of $0.25 per share was paid on outstanding but unvested shares of restricted stock units concurrent with a $0.25 per share dividend paid on outstanding common shares to holders of record at the close of business on September 15, 2005. See “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on the initial semi-annual cash dividend declared by our Board of Directors on August 17, 2005.

The following table details the calculations of basic and diluted earnings per common share ($ in thousands, except share data) for each of the three years ended December 31, 2005.

	2005	2004	2003

Net income available to common shareholders	$103,287	64,242	36,065
Basic weighted average shares outstanding	31,383,828	30,887,868	30,951,563

Basic earnings per common share	$3.29	2.08	1.17

Diluted net income available to common shareholders	$103,287	64,242	36,065

Basic weighted average shares outstanding	31,383,828	30,887,868	30,951,563
Dilutive impact of common stock equivalents:
Outstanding stock options	590,571	451,865	230,001
Unvested stock compensation programs	1,134,862	1,505,548	1,044,742

Diluted weighted average shares outstanding	33,109,261	32,845,281	32,226,306
Diluted earnings per common share	$3.12	1.96	1.12

New Accounting Standards

Accounting for “Share-Based” Compensation
SFAS No. 123 (revised 2004), “Share-Based Payment” ("SFAS 123-R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (“SFAS 123”), was issued in December 2004. SFAS 123-R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. Due to actions by the SEC, SFAS 123-R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which is January 1, 2006 for Jones Lang LaSalle.

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

SFAS 123-R applies to all awards granted after January 1, 2006 and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying SFAS 123-R also will be recognized as of January 1, 2006. Because (a) we do not currently, nor plan to, issue stock options under our stock-based compensation programs, (b) we have very few issued stock options with any remaining vesting, and (c) we have amended our ESPP to qualify as non-compensatory under SFAS 123-R, management believes that the application of SFAS 123-R will not have a material impact on our financial reporting.

Accounting for General Partner Interests in a Limited Partnership
In June 2005, the FASB ratified EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF 04-5 presumes that a general partner controls a limited partnership, and therefore should consolidate the limited partnership in its financial statements. To overcome the presumption of control, and thereby account for a general partner investment in a limited partnership on the equity method, EITF 04-5 requires the general partner to grant certain rights to the limited partners. EITF 04-5 applies to limited partnerships created or amended after June 29, 2005, and to all other limited partnerships effective January 1, 2006. EITF 04-5 also applies to entities similar to limited partnerships, such as limited liability companies with governing provisions that are the functional equivalent of a limited partnership.

Consolidation of existing limited partnerships (or similar entities) in which we have a general partner (or similar) interest would result in a material increase in the amount of assets and liabilities reported in our balance sheet. However, management has intended to retain equity method accounting for general partner (or similar) interests, and so is in the process of amending partnership agreements, where applicable, to grant limited partner rights sufficient to overcome the EITF 04-5 control presumption.

(3) Acquisitions

The Americas IOS business completed the acquisition of ThompsonCalhounFair Hotel Brokerage, a hotel real estate broker and advisory firm, on June 3, 2005. The acquisition extends the Americas’ service delivery capabilities to clients operating in the select service hotel sector. We acquired existing contract relationships valued at $1.1 million and goodwill of $3.4 million which were recorded in conjunction with the transaction. Additionally, a contingent payment calculated from net operating income generated by the hotel real estate broker and advisory business for the year after the close of the acquisition will be paid in 2006.

The Americas IOS business completed two acquisitions during 2004. As a result of these acquisitions, as of December 31, 2005 we have paid purchase consideration of $1.2 million; recorded liabilities for future purchase consideration of $1.9 million; recorded $0.9 million of intangibles with finite useful lives, which represents the value of contracts acquired as part of the business acquisition; and recorded $2.2 million of goodwill with indefinite useful lives. The acquisitions include certain earn-out and retention provisions that may impact the actual amounts that will ultimately be paid.

See Note 8 for additional information on goodwill and other intangible assets. See Note 17 for discussion of our 2006 acquisition of Spaulding & Slye, a privately held real estate services and investment company with offices in Boston and Washington, D.C.

(4) Disposition and Note Receivable

Effective December 31, 1996, we sold our Construction Management business and certain related assets to a former member of management for a $9.1 million note. The note was restructured during 2005 and continues to be secured by the current and future assets of the business. The note is due June 30, 2010 and bears interest at 8.5%, with interest and principal payments due annually. The outstanding principal balance of this loan as of December 31, 2005 is $6.4 million. The payments due under the terms of this note are current.

Under the terms of the Asset Purchase Agreement, Jones Lang LaSalle has the option to repurchase, at the then current market value, up to 49.9% of the ownership in the Construction Management business on the earlier of the June 30, 2010 or the prepayment of the note receivable. The choice to exercise the repurchase option belongs solely to Jones Lang LaSalle.

(5) Share Repurchases

Since October 2002, our Board of Directors has approved four share repurchase programs. Each succeeding program has replaced the prior repurchase program, such that the program approved on September 15, 2005 is the only repurchase program in effect as of December 31, 2005. Board approval allows for purchase of our outstanding common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. The following table details the activities for each of our approved share repurchase programs:

Repurchase Plan Approval Date	Shares Approved for Repurchase	Shares Repurchased through December 31, 2005

October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	1,128,551
September 15, 2005	2,000,000	619,200
		3,947,751

We repurchased 1,647,751 shares in 2005 at an average price of $44.85 per share. See Item 5, “Market for Registrant’s Common Equity and Related Shareholder Matters,” for additional information regarding share repurchases throughout 2005.

(6) Restructuring Charges

For the years ended December 31, 2005, 2004 and 2003, net restructuring charges totaled $1.4 million, $5.3 million, and $2.4 million, respectively. These charges are made up of the following ($ in millions):

Restructuring Charges (Credits)	2005	2004	2003

Land Investment & Development Group Impairment Charges (Credits)	$(0.4)	0.6	—

Business Restructurings:
2001 Compensation & Benefits	—	(0.1)	(0.1)
2002 Compensation & Benefits	(0.2)	(0.2)	(2.1)
2002 Operating, Administrative & Other	—	0.5	4.6
2004 Compensation & Benefits	—	4.5	—
2005 Compensation & Benefits	2.0	—	—
Net Restructuring Charges	$1.4	5.3	2.4

Land Investment and Development Group

In 2001, we closed our non-strategic residential land business (“Land Investment Group”) in the Americas region of the Investment Management segment, and we disposed of our Americas Development Group, although we retained an interest in certain investments the group had originated. Since then, we have recorded net impairment charges related to investments originated by these groups to restructuring expense.

There were $0.6 million of net charges in 2004 related to the partial liquidation of two Land Investment Group assets ($0.1 million gain), the writedown of a third Land Investment Group asset ($2.0 million charge), and the liquidation of our final Development Group investment ($1.3 million gain). As of December 31, 2004, all assets in the Land Investment Group had been written down to a net book value of $0. In the third quarter of 2005, sales of Land Investment Group assets generated cash receipts recorded as a $0.4 million net gain credited to restructuring expense.

We have provided $0.7 million of guarantees associated with the Land Investment Group portfolio. We expect these investments to be liquidated by the end of 2007. Future credits relating to the liquidation process will be recorded to restructuring charges (credits) if further cash is received.

Business Restructurings

Business restructuring charges include severance, professional fees and excess leased space associated with the realignment of our business. In 2001, the Asia Pacific business underwent a realignment from a traditional geographic structure to one that is managed according to business lines, and we implemented a broad based restructuring of our global business that reduced headcount by approximately nine percent. In 2002, we initiated a four percent reduction in workforce to meet expected global economic conditions. In 2004, new restructuring efforts were initiated in Germany and northern European markets to realign resources in the region away from underperforming sectors and further consolidate German business in light of continuing difficult economic conditions. In 2005, such economic conditions triggered an additional program of workforce reductions in Germany.

Remaining in the 2001 reserve in 2005 is $0.5 million to be paid in future years as required by labor laws. There is no remaining balance in the 2002 compensation and benefits reserve.

With respect to the operating, administrative and other expenses captured in the 2002 reserve, we charged $4.6 million to restructuring in 2003, the most significant portion of which related to a reserve for excess lease space of $4.4 million. As a result of updates to the identification and valuation of excess leased space made in prior periods, net charges of $0.5 million were made in operating, administrative and other expense in 2004. The balance of the reserve for excess space related to these two lease agreements at December 31, 2005 is $2.2 million, and the lease agreements are scheduled to expire in 2007 and 2014.

With respect to the 2004 restructuring, $4.5 million of severance charges were recorded in the fourth quarter of 2004. All related charges were paid in 2005.

With respect to the 2005 restructuring, $1.1 million of severance charges were recorded in the third quarter, and an additional $0.9 million of such expenses were recorded in the fourth quarter of 2005. Of the $2.0 million, $0.9 million was paid in 2005, and $1.1 million remains to be paid in 2006. We expect approximately $0.6 million of additional expenses to be charged to restructuring under this program in 2006.

Adjusting estimates to actual - Actual costs incurred from business restructurings vary from our original estimates for a number of reasons, including the identification of additional facts and circumstances, the complexity of international labor law, developments in the underlying business resulting in the unforeseen reallocation of resources, and better or worse than expected settlement discussions. We record such variances to restructuring expense in the quarter they are identified. As a result of updates to original severance estimates from the 2001 and 2002 restructurings, we recorded net credits of $0.2 million in the second quarter of 2005, $0.3 million in 2004, and $2.2 million in 2003. Additionally, the $0.5 million of net charges in 2004 from updates to the identification and valuation of excess leased space referenced above are a result of adjusting original estimates.

Reclassifications

During the third quarter of 2005, we reclassified certain charges (credits) presented within “restructuring charges (credits)” in prior quarters for inclusion within “compensation and benefits” or “operating, administrative and other” expenses. Reclassifications impacting the December 31, 2005 consolidated financial statements relate to several separate events. One group of reclassified amounts include legal expenses, severance and collections related to the abandonment of a property management software system in Asia Pacific and a litigation settlement presented as restructuring charges (credits) in prior periods. Net charges for litigation and severance of $5.1 million in 2003, and net credits (cash collections under the settlement partially offset by litigation and severance expenses) of $2.7 million in 2004, were reclassified to conform to the current presentation. Also reclassified were $0.6 million of net credits in 2003 and $0.1 million of charges in 2004 related to developments in claim settlement with an insolvent insurance provider, as well as $2.5 million of credits in 2003 for reversal of a reserve for potential social tax liabilities originally established for compensation connected with the merger with Jones Lang Wootton. Such reclassifications had no impact on consolidated total operating expenses or operating income.

(7) Business Segments

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "implementation services"); and property management, facilities management, and project and development services (collectively "management services").

Total revenue by industry segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. We allocate all expenses, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate global overhead, including certain globally managed stock-based compensation programs. These corporate global overhead expenses are allocated to the business segments based on the relative revenue of each segment.

Our measure of segment operating results excludes restructuring charges. See Note 6 for a detailed discussion of these restructuring charges. We have determined that it is not meaningful to investors to allocate these restructuring charges to our segments. Also, for segment reporting we continue to show equity earnings from unconsolidated ventures within our revenue line, especially since it is a very integral part of our Investment Management segment. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without restructuring charges, but with equity earnings from unconsolidated ventures included in segment revenues. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

We have reclassified certain prior year amounts to conform to the current presentation. These reclassifications are discussed in Notes 2 and 6.

Summarized financial information by business segment for 2005, 2004 and 2003 are as follows ($ in thousands):

Investor and Occupier Services	2005	2004	2003

Americas
Revenue:
Implementation services	$201,460	181,405	137,254
Management services	223,604	181,778	170,448
Equity earnings	565	467	—
Other services	8,657	6,371	5,056
Intersegment revenue	1,026	1,187	760
	435,312	371,208	313,518
Operating expenses:
Compensation, operating and administrative expenses	370,709	303,534	255,324
Depreciation and amortization	14,788	14,161	17,851
Operating income	$49,815	53,513	40,343

Europe
Revenue:
Implementation services	$385,869	334,586	252,109
Management services	95,179	96,671	89,147
Equity losses	(221)	—	—
Other services	12,006	11,361	9,876
	492,833	442,618	351,132
Operating expenses:
Compensation, operating and administrative expenses	458,756	413,587	326,946
Depreciation and amortization	10,124	10,792	11,168
Operating income	$23,953	18,239	13,018

Asia Pacific
Revenue:
Implementation services	$162,574	130,400	95,998
Management services	108,689	88,825	74,894
Equity losses	(66)	—	—
Other services	1,716	2,132	1,762
	272,913	221,357	172,654
Operating expenses:
Compensation, operating and administrative expenses	244,081	205,434	173,161
Depreciation and amortization	7,545	7,167	6,734
Operating income (loss)	$21,287	8,756	(7,241)

Investment Management
Revenue:
Implementation and other services	$19,593	12,027	7,416
Advisory fees	127,880	101,382	93,194
Incentive fees	43,383	20,020	4,740
Equity earnings	11,878	16,980	7,951
	202,734	150,409	113,301
Operating expenses:
Compensation, operating and administrative expenses	151,127	117,332	93,683
Depreciation and amortization	1,378	1,261	1,191
Operating income	$50,229	31,816	18,427

Segment Reconciling Items:
Total segment revenue	$1,403,792	1,185,592	950,605
Intersegment revenue eliminations	(1,026)	(1,187)	(760)
Equity earnings revenue reclassifications	(12,156)	(17,447)	(7,951)
Total revenue	1,390,610	1,166,958	941,894

Total segment operating expenses	1,258,508	1,073,268	886,058
Intersegment operating expense eliminations	(1,026)	(1,187)	(760)
Total operating expenses before restructuring charges	1,257,482	1,072,081	885,298
Restructuring charges	1,377	5,356	2,361
Operating income	$131,751	89,521	54,235

Identifiable assets by segment are those assets that are used by or are a result of each segment’s business. Corporate assets are principally cash and cash equivalents, office furniture and computer hardware and software.

The following table reconciles segment identifiable assets to consolidated assets, investments in real estate ventures to consolidated investments in real estate ventures and property and equipment expenditures to consolidated property and equipment expenditures.

	2005			2004			2003
($ in thousands)	Identifiable Assets	Invest- ments in Real Estate Ventures	Property and Equip- ment Ex- penditures	Identifiable Assets	Invest- ments in Real Estate Ventures	Property and Equip- ment Ex- penditures	Property and Equip- ment Ex- penditures

Investor and
Occupier Services:
Americas	$420,583	5,376	7,354	356,398	355	8,507	5,368
Europe	299,819	2,013	13,146	278,365	—	10,515	9,620
Asia Pacific	200,179	—	8,086	182,298	—	6,819	4,574
Investment Management	182,216	81,321	907	163,474	73,215	925	682

Corporate	41,972	—	12,004	31,842	—	4,723	208
Consolidated	$1,144,769	88,710	41,497	1,012,377	73,570	31,489	20,452

The following table sets forth the 2005 revenues and assets from our most significant currencies ($ in thousands). The euro revenues and assets include our businesses in France, Germany, Italy, Ireland, Spain, Portugal, Holland, Belgium and Luxembourg.

	Total Revenue	Total Assets

United States Dollar	$539,846	582,643
United Kingdom Pound	281,748	201,487
Euro	220,809	136,483
Australian Dollar	108,491	78,149
Other currencies	239,716	146,007
	$1,390,610	1,144,769

We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies.

(8) Goodwill and Other Intangible Assets

We have $340.1 million of unamortized intangibles and goodwill as of December 31, 2005 that are subject to the provisions of SFAS 142. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $340.1 million of unamortized intangibles and goodwill, $335.7 million represents goodwill with indefinite useful lives, which is not amortized. The remaining $4.4 million of identifiable intangibles (principally representing management contracts acquired) will be amortized over their remaining finite useful lives.

The following table sets forth, by reporting segment, the movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
	Americas	Europe	Asia Pacific	Investment Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2004	$179,354	65,200	93,577	34,192	$372,323
Additions	2,249	—	—	—	2,249
Impact of exchange rate movements	(73)	4,059	1,306	1,840	7,132

Balance as of January 1, 2005	181,530	69,259	94,883	36,032	381,704

Additions	3,722	—	—	—	3,722
Reclassifications	87	5,715	240	(5,583)	459
Impact of exchange rate movements	—	(7,683)	(2,571)	(2,450)	(12,704)

Balance as of December 31, 2005	$185,339	67,291	92,552	27,999	$373,181

Accumulated Amortization

Balance as of January 1, 2004	$(15,531)	(5,254)	(6,619)	(10,765)	$(38,169)
Impact of exchange rate movements	73	127	(114)	(307)	(221)

Balance as of January 1, 2005	(15,458)	(5,127)	(6,733)	(11,072)	(38,390)
Reclassifications	—	(1,270)	—	1,270	—
Impact of exchange rate movements	1	642	(92)	389	940

Balance as of December 31, 2005	$(15,457)	(5,755)	(6,825)	(9,413)	$(37,450)

Net book value	$169,882	61,536	85,727	18,586	$335,731

The following table sets forth, by reporting segment, the movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
	Americas	Europe	Asia Pacific	Investment Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2004	$39,364	911	3,057	5,318	$48,650
Additions	561	—	—	—	561
Impact of exchange rate movements	—	(128)	115	394	381

Balance as of January 1, 2005	39,925	783	3,172	5,712	49,592
Additions	1,408	—	—	—	1,408
Reclassifications	(87)	(132)	(240)	—	(459)
Impact of exchange rate movements	64	(80)	(193)	(581)	(790)

Balance as of December 31, 2005	$41,310	571	2,739	5,131	$49,751

Accumulated Amortization

Balance as of January 1, 2004	$(27,274)	(598)	(2,006)	(5,318)	$(35,196)
Amortization expense	(5,150)	(116)	(374)	—	(5,640)
Impact of exchange rate movements	(16)	102	(98)	(394)	(406)

Balance as of January 1, 2005	(32,440)	(612)	(2,478)	(5,712)	(41,242)
Amortization expense	(4,794)	—	(388)	—	(5,182)
Impact of exchange rate movements	(3)	41	445	581	1,064

Balance as of December 31, 2005	$(37,237)	(571)	(2,421)	(5,131)	$(45,360)

Net book value	$4,073	—	318	—	$4,391

Estimated future amortization expense of our intangibles with finite useful lives is $4.0 million and $0.4 million for the years ended December 31, 2006 and 2007, respectively.

(9) Investments in Real Estate Ventures

As of December 31, 2005, we had total investments and loans of $88.7 million in approximately 25 separate property or fund co-investments. With respect to certain co-investment indebtedness, in the event that the underlying co-investment loans default, we also have repayment guarantees to third-party financial institutions of $0.7 million outstanding at December 31, 2005.

Following is a table summarizing our investments in real estate ventures ($ in millions):

Type of Interest	Percent Ownership of Real Estate Limited Partnership Venture	Accounting Method	Carrying Value

General partner	0% to 1%	Equity	$0.3
Limited partner with advisory agreements	<1% to 47.85%	Equity	87.9
Equity method			$88.2
Limited partner without advisory agreements	<1% to 5%	Cost	0.5
Total			$88.7

•    LaSalle Investment Company - Effective January 1, 2001, we established LaSalle Investment Company ("LIC"), formerly referred to as LaSalle Investment Limited Partnership, a series of four parallel limited partnerships, as our investment vehicle for substantially all new co-investments. LIC has invested, and will continue to invest, in certain real estate ventures that own and operate commercial real estate. LIC generally invests via limited partnerships and intends to own 20% or less of the respective ventures.

We have an effective 47.85% ownership interest in LIC; primarily institutional investors hold the remaining 52.15% interest in LIC. A non-executive Director of Jones Lang LaSalle is an investor in LIC on equivalent terms to other investors. Our investment in LIC is accounted for under the equity method of accounting in the accompanying Consolidated Financial Statements. At December 31, 2005, LIC has unfunded capital commitments of $209.6 million, of which our 47.85% share is $100.3 million, for future fundings of co-investments. These commitments are part of our maximum potential unfunded commitment to LIC at December 31, 2005, which is euro 88.5 million ($104.8 million). We also have unfunded capital commitments to other real estate ventures of $11.8 million, exclusive of our LIC commitment structure, at December 31, 2005.

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

For the year ended December 31, 2005, funding of co-investments exceeded return of capital by $16.4 million. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2006 is anticipated to be between $50 and $60 million (planned co-investment less return of capital from liquidated co-investments).

As of December 31, 2005, LIC maintains a euro 75 million ($88.9 million) revolving credit facility (the "LIC Facility"). The LIC Facility contains a credit rating trigger (related to the credit rating of one of LIC’s investors who is unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the LIC Facility would be in default and would need to be repaid. This would require us to fund our pro-rata share of the then outstanding balance on the LIC Facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC Facility were fully drawn, would be euro 35.9 million ($42.5 million). This exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC of euro 88.5 million ($104.8 million) discussed above. As of December 31, 2005, LIC had no outstanding borrowings on the LIC Facility.

The following table summarizes the financial statements of LIC ($ in millions):

	2005	2004	2003

Balance Sheet:
Investments in real estate ventures	$135.1	127.2	64.3
Total assets	$145.3	132.0	68.8

Mortgage indebtedness	$—	14.0	—
Total liabilities	$0.1	14.3	3.6

Total equity	$145.2	117.7	65.2

Statement of Operations:
Revenues	$1.9	10.4	4.3
Net earnings (loss)	$0.6	3.2	(0.4)

The following table summarizes the combined financial information for the unconsolidated ventures (including those that are held via LIC), accounted for under the equity method of accounting ($ in millions):

	2005	2004	2003

Balance Sheet:
Investments in real estate, net of depreciation	$5,221.5	3,552.7	3,773.4
Total assets	$6,832.9	4,331.6	4,079.5

Other borrowings	$464.6	14.2	323.6
Mortgage indebtedness	3,453.5	1,915.8	1,855.8
Total liabilities	$4,548.8	2,748.4	2,395.9

Total equity	$2,284.1	1,583.2	1,683.6

Statements of Operations:
Revenues	$501.5	547.8	459.7
Net earnings	$243.0	212.9	37.3

The following table shows our interests in these unconsolidated ventures ($ in millions):

	2005	2004	2003

Loans to real estate ventures	$3.5	4.9	11.5
Equity investments in real estate ventures	85.2	68.7	59.8
Total investments in real estate ventures	$88.7	73.6	71.3

Equity in earnings from real estate ventures
recorded by Jones Lang LaSalle	$12.2	17.4	8.0

The loans of $3.5 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008.

•    Impairment - We apply the provisions of APB 18, SAB 59, and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We have recorded impairment charges in equity earnings of $1.8 million in 2005, representing our equity share of the impairment charge against individual assets held by these ventures. There were $1.1 million of such charges to equity earnings in 2004, and $4.1 million in 2003.

Additionally, since the 2001 closing of our Land Investment Group and sale of our Development Group, we have recorded net impairment charges related to investments originated by these groups to restructuring expense. There were $0.6 million of net charges in 2004 related to the partial liquidation of two Land Investment Group assets, the writedown of a third Land Investment Group asset, and the liquidation of our final Development Group investment. As of December 31, 2004, all assets in the Land Investment Group had been written down to a net book value of $0. In the third quarter of 2005, sales of Land Investment Group assets generated cash receipts recorded as a $0.4 million net gain credited to restructuring expense. See the Land Investment Group and Development Group discussions in Note 6 for additional information on these restructuring charges.

(10) Debt

As of December 31, 2005, we had the ability to borrow on a $325 million unsecured revolving credit facility, with capacity to borrow up to an additional $35 million under local overdraft facilities. On March 1, 2006, we renegotiated our unsecured revolving credit facility, increasing the facility to $450 million and extending the term to 2011. There are currently 13 banks participating in our revolving credit facility. Pricing on the $450 million facility ranges from LIBOR plus 55 basis points to LIBOR plus 130 basis points. Upon closing the $450 million facility, pricing decreased to LIBOR plus 55 basis points compared to pricing as of December 31, 2005 of LIBOR plus 100 basis points. We will continue to use the facility for working capital needs, investments, capital expenditures and acquisitions.

As of December 31, 2005, we had $26.7 million outstanding under the revolving credit facility. We also had short-term borrowings (including capital lease obligations) of $18.0 million outstanding at December 31, 2005. As of December 31, 2005, $16.4 million of the total short-term borrowings were borrowings by subsidiaries on various interest-bearing overdraft facilities.

In June 2004, we utilized our revolving credit facility to redeem all of the outstanding Senior Notes at a redemption price of 104.50% of principal. We incurred pre-tax expense of $11.6 million, which included the premiums paid to redeem the Senior Notes and the acceleration of debt issuance cost amortization. The redemption of the Senior Notes provided savings of approximately $6.1 million in 2004, as the credit facility’s pricing was favorable compared to the Senior Notes, which carried a 9% interest rate.

Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility. In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to repay its borrowing on an overdraft facility. The guarantees typically have one-year or two-year maturities. We apply FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to recognize and measure the provisions of guarantees. The guarantees of the revolving credit facility and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $35 million, of which $16.4 million was outstanding as of December 31, 2005. We have provided guarantees of $26.2 million related to the local overdraft facilities, as well as guarantees related to the $450 million revolving credit facility, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries’ third-party debt.

With respect to the renegotiated revolving credit facility, we must maintain consolidated net worth of at least $450 million, a leverage ratio not exceeding 3.25 to 1 and a minimum interest coverage ratio of 2.5 to 1. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment and acquisition. During the fourth quarter of 2005, we received a waiver from the banks participating in our credit facility to proceed with the acquisition of Spaulding & Slye. For the year ended December 31, 2005, we also received a waiver to a capital expenditure covenant that otherwise limited our capital expenditures to $40 million in any calendar year. Our renegotiated credit facility does not contain such a covenant. With these waivers, we are in compliance with all covenants as of December 31, 2005.

The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2005 or 2004 and none were outstanding as of December 31, 2005.

The effective interest rate on our debt was 3.9% in 2005, compared to 6.3% in 2004. The decrease in the effective interest rate is due to a change in the mix of our average borrowings being less heavily weighted toward the higher coupon Senior Notes, as the Senior Notes were redeemed in June 2004.

(11) Leases

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

Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years ending December 31 and thereafter are as follows ($ in thousands):

	Operating Leases	Capital Leases
2006	$58,178	245
2007	47,407	81
2008	36,440	73
2009	20,605	63
2010	13,172	50
Thereafter	25,795	10
	$201,597	522

Less: Amount representing interest		(61)
Present value of minimum lease payments		$461

As of December 31, 2005, we have accrued liabilities related to excess lease space of $3.0 million, which were identified as part of our restructuring charges. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2005 was $2.8 million.

Assets recorded under capital leases in our Consolidated Balance Sheets at December 31, 2005 and 2004 are as follows ($ in thousands):

	2005	2004

Furniture, fixtures and equipment	$1,432	1,695
Computer equipment and software	544	524
Automobiles	821	951
	2,797	3,170

Less accumulated depreciation and amortization	(2,012)	(2,194)
Net assets under capital leases	$785	976

Rent expense was $59.9 million, $59.5 million and $56.5 million during 2005, 2004 and 2003, respectively. Rent expense excludes charges associated with excess lease space taken as part of restructuring expenses.

(12) Income Taxes

For the years ended December 31, 2005, 2004 and 2003, our provision for income taxes consisted of the following ($ in thousands):

	Year Ended December 31,
	2005	2004	2003
U.S. Federal:
Current	$2,723	1,839	3,427
Deferred	1,007	2,137	(3,505)
	3,730	3,976	(78)
State and Local:
Current	648	438	490
Deferred	240	508	(202)
	888	946	288
International:
Current	32,099	22,339	14,650
Deferred	(481)	(5,388)	(6,600)
	31,618	16,951	8,050
Total	$36,236	21,873	8,260

In 2005, 2004 and 2003 our current tax expense was reduced by $3.7 million, $9.8 million and $4.6 million, respectively, due to the utilization of prior years’ net operating loss carryovers.

Income tax expense for 2005, 2004 and 2003 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes as a result of the following ($ in thousands):

	2005		2004		2003

Computed "expected" tax
expense	$48,968	35.0%	$30,140	35.0%	$15,514	35.0%
Increase (reduction) in income
taxes resulting from:

State and local income taxes, net
of federal income tax benefit	577	0.4%	615	0.7%	187	0.4%
Amortization of goodwill and
other intangibles	(1,488)	(1.1%)	(1,306)	(1.5%)	(1,556)	(3.5%)
Nondeductible expenses	3,164	2.3%	3,337	3.9%	1,890	4.2%
International earnings taxed
at varying rates	(12,081)	(8.6%)	(10,524)	(12.2%)	(4,805)	(10.8%)
Valuation allowances	(3,856)	(2.8%)	(934)	(1.1%)	1,281	2.9%
Other, net	952	0.7%	545	0.6%	(1,251)	(2.8%)
Additional tax benefit
on 2001 restructuring
reserve actions	—	—	—	—	(3,000)	(6.8%)
	$36,236	25.9%	$21,873	25.4%	$8,260	18.6%

For the years ended December 31, 2005, 2004 and 2003, our income before taxes from domestic (U.S.) and international sources is as follows ($ in thousands):

	Year Ended December 31,
	2005	2004	2003

Domestic	$6,478	12,061	9,768
International	133,430	74,054	34,557
Total	$139,908	86,115	44,325

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below ($ in thousands):

	December 31,
	2005	2004	2003

Deferred tax assets attributable to:
Accrued expenses	$32,332	23,864	20,817
U.S. federal and state loss carryforwards	35,518	20,923	19,367
Allowances for uncollectible accounts	2,489	1,197	902
International loss carryforwards	18,464	20,001	25,345
Property and equipment	2,582	3,260	2,994
Investments in real estate ventures	4,557	10,111	12,752
Pension liability	6,288	1,083	—
Other	12,895	14,592	2,207
	115,125	95,031	84,384
Less valuation allowances	(5,317)	(9,311)	(9,002)
	$109,808	85,720	75,382

Deferred tax liabilities attributable to:
Prepaid pension asset	$1,451	—	2,285
Intangible assets	14,345	12,581	10,687
Income deferred for tax purposes	1,080	1,751	1,873
Other	1,333	692	2,572
	$18,209	15,024	17,417

A deferred U.S. tax liability has not been provided on the unremitted earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. If repatriation of all such earnings were to occur, and if we were unable to utilize foreign tax credits due to the limitations of U.S. tax law, we estimate our maximum resulting U.S. tax liability would be $64.3 million, net of the benefits of utilization of U.S. Federal and state carryovers.

As of December 31, 2005, we had available U.S. federal net operating loss carryforwards of $81 million, including the effects of vesting of equity-based compensation that is credited to equity, which begin to expire after 2019; capital loss carryovers of $0.6 million, which expire after 2008; U.S. state net operating loss carryforwards of $118 million, which expire after 2006 through 2024; and international net operating loss carryforwards of $53 million, which begin to expire after 2006.

As of December 31, 2005, we believe it is more likely than not that the net deferred tax asset of $92 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryforwards and U.S. capital loss carryforwards, for which we have concluded that recognition is not yet appropriate under SFAS No. 109, "Accounting for Income Taxes." In 2005, we reduced valuation allowances by $6.5 million on some jurisdictions’ net operating losses due to the utilization or expiration of those losses, and we increased valuation allowances by $2.5 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses in addition to those provided in prior years.

As of December 31, 2005, our net current liability for income tax was $12.4 million.

(13) Retirement Plans

Defined Contribution Plans

We have a qualified profit sharing plan that incorporates United States Internal Revenue Code Section 401(k) for our eligible U.S. employees. Contributions under the qualified profit sharing plan are made via a combination of employer match and an annual contribution on behalf of eligible employees. Included in the accompanying Consolidated Statements of Earnings for the years ended December 31, 2005, 2004 and 2003 are employer contributions of $4.4 million, $4.3 million and $2.3 million, respectively. Related trust assets of the Plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements.

We maintain several defined contribution retirement plans for our eligible non-U.S. employees. Our contributions to these plans were approximately $8.4 million, $8.8 million and $7.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Defined Benefit Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost for the years ended December 31, 2005, 2004 and 2003 consisted of the following ($ in thousands):

	2005	2004	2003

Employer service cost - benefits earned during the year	$3,148	2,821	2,254
Interest cost on projected benefit obligation	7,954	7,201	6,230
Expected return on plan assets	(9,255)	(8,843)	(6,797)
Net amortization/deferrals	544	35	167
Recognized actuarial loss	55	—	389
Net periodic pension cost	$2,446	1,214	2,243

The change in benefit obligation and plan assets and reconciliation of funded status as of December 31, 2005, 2004 and 2003 are as follows ($ in thousands):

	2005	2004	2003

Change in benefit obligation:
Projected benefit obligation at beginning of year	$154,069	122,969	114,835
Service cost	3,148	2,821	2,254
Interest cost	7,954	7,201	6,230
Plan participants’ contributions	293	266	225
Benefits paid	(4,682)	(4,529)	(6,374)
Actuarial loss (gain)	39,653	14,927	(7,235)
Changes in foreign exchange rates	(18,549)	10,329	13,350
Other	(378)	85	(316)
Projected benefit obligation at end of year	$181,508	154,069	122,969

	2005	2004	2003

Change in plan assets:
Fair value of plan assets at beginning of year	$145,625	123,450	93,777
Actual return on plan assets	25,909	12,565	20,329
Plan contributions	9,366	4,212	3,350
Benefits paid	(4,682)	(4,529)	(6,374)
Changes in foreign exchange rates	(16,768)	9,842	12,827
Other	(212)	85	(459)
Fair value of plan assets at end of year	$159,238	145,625	123,450

	2005	2004	2003

Reconciliation of funded status:
Funded status	$(22,270)	(8,444)	481
Unrecognized actuarial loss	41,341	22,733	10,105
Unrecognized prior service cost	411	459	462
Net amount recognized	$19,482	14,748	11,048

Defined benefit pension plan amounts recognized in the accompanying Consolidated Balance Sheets as of December 31, 2005 and 2004 include the following ($ in thousands):

	2005	2004

Prepaid pension asset	$128	2,253
Accrued pension liability	(861)	(623)
Minimum pension liability	(16,753)	(3,040)
Accumulated other comprehensive loss	27,040	10,872
Net amount recognized	$9,554	9,462

An additional minimum pension liability was recognized in other comprehensive (loss) income in 2005 and 2004, as the calculation of accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2005 and 2004.

The accumulated benefit obligation for all defined benefit pension plans was $178.2 million and $149.4 million at December 31, 2005 and 2004, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets as of December 31, 2005 and 2004 are as follows ($ in millions):

	2005	2004

Projected benefit obligation	$181.5	154.1
Accumulated benefit obligation	178.2	149.4
Fair value of plan assets	159.2	145.6
Shortfall of plan assets to accumulated benefit obligation	(19.0)	(3.8)

The ranges of assumptions used in developing the projected benefit obligation as of December 31 and in determining net periodic benefit cost for the years ended December 31 were as follows:

	2005	2004	2003

Discount rate used in determining
present values	4.25% to 4.80%	4.50% to 5.60%	5.25% to 5.90%
Annual increase in future
compensation levels	2.00% to 4.30%	2.00% to 4.30%	2.00% to 4.10%
Expected long-term rate of return
on assets	4.50% to 6.80%	4.50% to 6.80%	5.25% to 7.20%

Our pension plan asset allocations at December 31, 2005 and 2004 by asset category are as follows:

	Plan Assets At December 31
	2005	2004

Equity securities	58.6%	66.2%
Debt securities	35.9%	26.3%
Other	5.4%	7.5%

Plan assets consist of a diversified portfolio of equity securities and fixed-income investments.

Future contributions and payments - We expect to contribute $3.3 million to our defined benefit pension plans in 2006. Additionally, the following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in millions):

Pension Benefit Payments
2006	$3.8
2007	4.1
2008	4.3
2009	4.7
2010	5.0
Thereafter	28.9

(14) Stock Option and Stock Compensation Plans

Stock Award and Incentive Plan

The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan (“SAIP”) provides for the granting of various stock awards to eligible employees of Jones Lang LaSalle. Such awards include options to purchase a specified number of shares of common stock and restricted stock units. Under the plan, the total number of shares of common stock available to be issued is 12,110,000. There were approximately 3.6 million shares available for grant under the SAIP at December 31, 2005.

Stock Option Awards

Stock options are generally granted at the market value of common stock at the date of grant and vest at such times and conditions as the Compensation Committee of our Board of Directors determines and sets forth in the award agreement. Such options granted in 2003 vest over a period of zero to five years. As a result of a change in compensation strategy, we do not currently use stock option grants as part of our employee compensation program; therefore, no options were granted in 2004 or 2005.

The per share weighted-average fair value of options granted during 2003 was $7.85 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2003

Expected dividend yield	0.00%
Risk-free interest rate	3.56%
Expected life	6 to 9 years
Expected volatility	42.85%
Contractual terms	7 to 10 years

We account for our stock option and stock compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). These provisions allow entities to continue to apply the intrinsic value-based method under the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," (“APB 25”), and provide disclosure of pro forma net income and net income per share as if the fair value-based method, defined in SFAS 123 as amended, had been applied. We have elected to apply the provisions of APB 25 in accounting for stock options and other stock awards, and accordingly, recognize no compensation expense for stock options granted at the market value of our common stock on the date of grant.

We have recognized other stock awards, which we granted at prices below the market value of our common stock on the date of grant, as compensation expense over the vesting period of those awards pursuant to APB 25.

The following table provides net income and pro forma net income per common shares as if the fair value-based method had been applied to all awards ($ in thousands, except share data):

	2005	2004	2003

Net income available to common shareholders, as reported	$103,287	64,242	36,065

Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	24,710	16,280	10,696

Deduct: Total stock-based employee compensation expense
determined under fair-value-based method for all awards,
net of related tax effects	(28,025)	(19,098)	(12,473)

Pro forma net income available to common shareholders	$99,972	61,424	34,288

Net earnings per share:
Basic—as reported	$3.29	2.08	1.17
Basic—pro forma	$3.19	1.99	1.11
Diluted—as reported	$3.12	1.96	1.12
Diluted—pro forma	$3.02	1.87	1.06

As discussed above, we do not currently utilize stock option grants as part of our employee compensation program. This reduction in use of options as part of our compensation strategy is reflected in the next two tables below with the reductions in options granted and outstanding from 2003 through 2005.

Stock option activity in 2005, 2004 and 2003 is as follows (shares in thousands):

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	2,083.6	$21.92	3,036.3	$21.20	3,282.5	$20.98
Granted	—	—	—	—	83.2	18.14
Exercised	(937.3)	27.41	(944.2)	21.58	(201.2)	12.56
Forfeited	(36.2)	19.03	(8.5)	30.51	(128.2)	27.30
Outstanding at end of year	1,110.1	$19.86	2,083.6	$21.92	3,036.3	$21.20

The following tables summarize information about fixed stock options outstanding at December 31, 2005, 2004 and 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

December 31, 2005
$ 9.31-14.75	395,797	2.15 years	$12.94	395,047	$12.94
$15.00-21.95	151,311	4.10 years	$17.96	132,187	$18.12
$23.00-35.06	559,972	2.18 years	$25.14	559,972	$25.14
$38.00-43.88	3,000	2.39 years	$39.00	3,000	$39.00
$ 9.31-43.88	1,110,080	2.43 years	$19.86	1,090,206	$19.92

December 31, 2004
$ 9.31-14.75	631,111	2.91 years	$12.77	557,374	$12.72
$15.00-21.95	172,825	4.93 years	$17.88	94,679	$18.14
$23.00-35.06	1,276,638	2.54 years	$26.95	1,028,584	$27.86
$38.00-43.88	3,000	3.39 years	$39.00	3,000	$39.00
$ 9.31-43.88	2,083,574	2.85 years	$21.92	1,683,637	$22.32

December 31, 2003
$ 9.31-14.75	1,109,585	3.84 years	$12.70	971,927	$12.64
$15.00-21.95	232,588	5.37 years	$17.38	153,356	$17.28
$23.00-35.06	1,691,144	3.32 years	$27.27	1,370,947	$28.22
$38.00-43.88	3,000	4.39 years	$39.00	3,000	$39.00
$ 9.31-43.88	3,036,317	3.67 years	$21.20	2,499,230	$21.50

Restricted Stock Unit Awards

In 1999, we established a stock ownership program for certain of our employees pursuant to which they were paid a portion of their annual bonus in the form of restricted stock units of our common stock; in 2002, we expanded the population of employees who qualified for this program as part of our goal of broadening employee stock ownership. Incentive compensation deferred under the stock ownership program is enhanced by 25 percent when determining the value of restricted stock units to be granted. These restricted shares are drawn from the SAIP and vest in two parts: 50% at 18 months and 50% at 30 months, in each case from the date of grant (i.e., vesting periods start in January of the year following that for which the bonus was earned). In 2002, we established a long-term compensation program for certain employees pursuant to which they were paid a portion of their annual bonus in the form of restricted stock units of our common stock. These restricted shares vest in two parts: 50% at 24 months, and 50% at 36 months, in each case from the date of grant. Under each program, the related compensation cost is amortized to expense over the service period. The service period consists of the 12 months of the year to which the payment of restricted stock relates, plus the periods over which the stock vests.

The following table sets forth the details of the restricted stock programs under which certain employees are paid a portion of their annual bonus (in millions, except Shares Issued/Outstanding and Weighted Average Market Value):

As of December 31, 2005
		Weighted	Deferred	Net Amortization for
Grant	Shares Issued/	Average Market	Compensation	Years Ending December 31,
Year	Outstanding	Value	Expense	2005	2004	2003

2000	646,865	$13.50	$8.2	—	—	(0.8)
2001	306,542	$17.80	$5.8	—	(0.6)	(1.6)
2002	606,388	$15.89	$10.6	(1.3)	(2.1)	(3.4)
2003	640,773	$20.89	$14.4	(2.7)	(4.4)	(4.9)
2004	598,003	$37.35	$22.8	(6.6)	(8.2)	—
2005	633,175	$52.75	$33.4	(11.8)	—	—
	3,431,746			$(22.4)	(15.3)	(10.7)

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

The following table sets forth the details of our restricted stock grants (in millions, except Shares Issued/Outstanding and Weighted Average Market Value):

As of December 31, 2005
		Weighted	Deferred	Net Amortization for
Grant	Shares Issued/	Average Market	Compensation	Years Ending December 31,
Year	Outstanding	Value	Expense	2005	2004	2003
2002	401,124	$19.15	$8.4	(1.1)	(1.8)	(2.5)
2003	364,248	$14.08	$6.1	(1.0)	(1.2)	(1.6)
2004	380,066	$23.93	$10.6	(2.3)	(2.2)	—
2005	307,888	$41.83	$13.0	(2.5)	—	—
	1,453,326			$(6.9)	(5.2)	(4.1)

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan - In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S. based employees. Under this plan, employee contributions for stock purchases have been enhanced by us through an additional contribution of a 15% discount on the purchase price through December 31, 2005. Employee contributions and our contributions vest immediately. As of December 31, 2005, 1,265,116 shares have been purchased under this plan. During 2005 and 2004, 133,418 shares and 182,534 shares, respectively, having weighted-average grant-date market values of $40.62 and $19.81, respectively, were purchased under the program. No compensation expense is recorded with respect to this program.

UK SAYE - In November 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK based operations. Our Compensation Committee approved the reservation of 500,000 shares for the SAYE on May 14, 2001. Under this plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 15% discount on the purchase price. Both employee and employer contributions vest over a period of three to five years. Employees have had the opportunity to contribute to the plan in 2002 and 2005.

In 2002, employee and employer contributions resulted in the issuance of 219,954 options at an exercise price of $13.63. Our contribution of $0.5 million is recorded as compensation expense over the vesting period. The first vesting of these options occurred in 2005 with the remaining to vest in 2007. In 2005, employee and employer contributions resulted in the issuance of 105,705 options at an exercise price of $41.56. Our contribution of $0.7 million is recorded as compensation expense over the vesting period. The first vesting of these options will occur in 2008 with the remaining to vest in 2010.

(15) Transactions with Affiliates

As part of our co-investment strategy we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements are revenues of $107.9 million, $65.0 million and $32.5 million for 2005, 2004 and 2003, respectively, as well as receivables of $17.3 million, $13.3 million and $6.5 million at December 31, 2005, 2004 and 2003, respectively, related to these equity interests.

The outstanding balance of loans to employees at December 31, 2005 is shown in the following table ($ in millions). (1)

2005

Loans related to co-investments (2)	$1.2
Travel, relocation and other miscellaneous advances	4.3
$5.5

(1) The Company has not extended or maintained credit, arranged for the extension of credit or renewed the extension of credit, in the form of a personal loan to or for any director or executive officer of the Company since the enactment of the Sarbanes-Oxley Act of 2002.

(2) These loans have been made to allow employees the ability to participate in investment fund opportunities. With the exception of approximately $150,000 of these co-investment related loans, all loans are nonrecourse loans.

(16) Commitments and Contingencies

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

(17) Subsequent Events

On January 3, 2006, we acquired 100% of Spaulding & Slye, a privately held real estate services and investment company with offices in Boston and Washington, D.C. Spaulding & Slye delivers full-scale development, leasing, management, investment sales, construction and structured finance services to corporate, institutional and investor clients. Spaulding & Slye has serviced several billion dollars in commercial real estate properties, and has assisted numerous local, national and international companies with planning and implementing successful real estate strategies.

Terms for the transaction, which was financed with funds from the Firm’s existing revolving credit facility, were $150 million cash paid at closing with provision for additional consideration and an earn-out that are subject to certain contract provisions and performance. We will report Spaulding & Slye within the Americas segment. The transaction will be accounted for using the purchase method of accounting, which requires that the assets and liabilities of Spaulding & Slye be fair-valued as of January 3, 2006. Spaulding & Slye’s results of operations will be included in the Company’s results beginning January 3, 2006.

Quarterly Results of Operations (Unaudited)

The following table sets forth certain unaudited consolidated statements of earnings data for each of our past eight quarters. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments and accruals, that we consider necessary for a fair presentation. The unaudited consolidated quarterly information should be read in conjunction with our Consolidated Financial Statements and the notes thereto as well as the "Summary of Critical Accounting Policies and Estimates" section within "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The operating results for any quarter are not necessarily indicative of the results for any future period.

We note the following points regarding how we prepare and present our financial statements on a periodic basis.

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

Certain employees receive a portion of their incentive compensation in the form of restricted stock units of our common stock. We recognize this compensation during the period including both the incentive compensation year and the vesting period of these restricted stock units, which has the effect of deferring a portion of current year incentive compensation to later years. We recognize the benefit of deferring certain compensation under the stock ownership program in a manner consistent with the accrual of the underlying incentive compensation expense.

The following table reflects the estimates of compensation to be deferred to future years under the stock ownership program for each year-to-date period in 2005 and 2004 ($ in millions):

	2005	2004

Three months ended March 31,	$1.0	$0.9
Six months ended June 30,	4.5	3.5
Nine months ended September 30,	10.2	5.4
Twelve months ended December 31,	24.2	15.0

Income Taxes
We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. We assess our effective tax rate on a quarterly basis and reflect the benefit from tax planning actions when we believe it is probable they will be successful. We account for the cumulative catch-up impact of any change in estimated effective tax rate in the quarter that a change is made.

The effective tax rate we applied to recurring operations for 2005 and 2004 was as follows:

	2005	2004

Three months ended March 31,	25.4%	28.0%
Six months ended June 30,	25.4%	28.0%
Nine months ended September 30,	25.4%	28.0%
Twelve months ended December 31,	25.9%	25.4%

Seasonality
Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for the Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. Our Investment Management segment earns performance fees on clients’ returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

Jones Lang LaSalle Incorporated Quarterly Information - 2005
(unaudited)

($ in thousands, except share data)	March 31	June 30	Sept. 30	Dec. 31	Year 2005

Revenue:
Investor & Occupier Services:
Americas	$73,947	93,941	103,314	164,110	$435,312
Europe	85,054	119,937	110,653	177,189	492,833
Asia Pacific	48,935	68,518	63,309	92,151	272,913
Investment Management	31,637	47,562	51,643	71,892	202,734

Less: Intersegment revenue	(289)	(240)	(169)	(328)	(1,026)
Equity in (earnings) losses from
real estate ventures	892	(4,630)	(2,366)	(6,052)	(12,156)

Total revenue	240,176	325,088	326,384	498,962	1,390,610

Operating expenses:
Investor & Occupier Services:
Americas	78,949	86,221	90,862	129,465	385,497
Europe	93,023	113,863	107,599	154,395	468,880
Asia Pacific	50,752	60,456	62,486	77,932	251,626
Investment Management	27,992	35,134	38,281	51,098	152,505

Less: Intersegment expenses	(289)	(240)	(169)	(328)	(1,026)

Restructuring charges (credits)	31	(250)	721	875	1,377

Total operating expenses	250,458	295,184	299,780	413,437	1,258,859

Operating income (loss)	(10,282)	29,904	26,604	85,525	131,751

Net earnings (loss) available to common
shareholders	$(8,582)	24,751	20,231	66,887	$103,287

Basic earnings (loss) per common share	$(0.27)	0.80	0.64	2.11	$3.29

Diluted earnings (loss) per common share	$(0.27)	0.74	0.61	1.99	$3.12

Jones Lang LaSalle Incorporated Quarterly Information - 2004
(unaudited)

($ in thousands, except share data)	March 31	June 30	Sept. 30	Dec. 31	Year 2004

Revenue:
Investor & Occupier Services:
Americas	$63,893	80,986	83,642	142,687	$371,208
Europe	89,908	102,374	99,509	150,827	442,618
Asia Pacific	40,183	51,913	56,233	73,028	221,357
Investment Management	28,884	35,936	31,801	53,788	150,409

Less: Intersegment revenue	(82)	(299)	(234)	(572)	(1,187)
Equity in earnings from
real estate ventures	(2,123)	(6,914)	(1,034)	(7,376)	(17,447)

Total revenue	220,663	263,996	269,917	412,382	1,166,958

Operating expenses:
Investor & Occupier Services:
Americas	64,778	73,286	73,880	105,751	317,695
Europe	91,809	97,302	96,589	138,679	424,379
Asia Pacific	44,940	51,064	50,657	65,938	212,599
Investment Management	26,188	28,466	25,343	38,596	118,593

Less: Intersegment expenses	(82)	(299)	(234)	(572)	(1,187)

Restructuring charges (credits)	(210)	(1,149)	2,442	4,275	5,358

Total operating expenses	227,423	248,670	248,677	352,667	1,077,437

Operating income (loss)	(6,760)	15,326	21,240	59,715	89,521

Net earnings (loss)	$(6,085)	5,067	15,305	49,955	$64,242

Basic earnings (loss) per common share	$(0.20)	0.17	0.49	1.62	$2.08

Diluted earnings (loss) per common share	$(0.20)	0.16	0.47	1.52	$1.96

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

Based on management’s evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Controls Over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the material in Jones Lang LaSalle’s Proxy Statement for the 2006 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and in Item 1 of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption "Common Stock Security Ownership of Certain Beneficial Owners and Management."

The following table provides information as of December 31, 2005 with respect to Jones Lang LaSalle’s common shares issuable under our equity compensation plans (in thousands, except exercise price):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders
SAIP (1)	3,189	$28.90	3,573
ESPP (2)			485
Subtotal	3,189		4,058

Equity compensation plans not approved by security holders
SAYE (3)	267	$24.72	174
Subtotal	267		174
Total	3,456		4,232

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

(3)    In November 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK based operations. Under this plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 15% discount on the purchase price. Both employee and employer contributions vest over a period of three to five years. Employees have had the opportunity to contribute to the plan in 2002 and 2005. The first vesting from the 2002 contributions occurred in 2005.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions."

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the caption “Information about the Independent Registered Public Accounting Firm.”

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements
See Index to Consolidated Financial Statements in Item 8 of this report.

2.	Financial Statement Schedules
No financial statement schedules are included because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or related notes.

3.	Exhibits
A list of exhibits is set forth in the Exhibit Index, which immediately precedes the exhibits and is incorporated by reference herein.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this filing and elsewhere (such as in reports, other filings with the United States Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) regarding, among other things, future financial results and performance, achievements, plans and objectives, dividend payments and share repurchases may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Jones Lang LaSalle’s actual results, performance, achievements, plans and objectives to be materially different from any of the future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements.

We discuss those risks, uncertainties and other factors in this report in (i) Item 1. Business; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements; and elsewhere, and (ii) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2006.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin
By: Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 3rd day of March, 2006.

Signature	Title

/s/ Sheila A. Penrose	Chairman of the Board of Directors and
Sheila A. Penrose	Director

/s/ Colin Dyer	President and Chief Executive Officer and
Colin Dyer	Director
(Principal Executive Officer)

/s/ Lauralee E. Martin	Executive Vice President and
Lauralee E. Martin	Chief Operating and Financial Officer and
Director
(Principal Financial Officer)

/s/ Henri-Claude de Bettignies	Director
Henri-Claude de Bettignies

/s/ Darryl Hartley-Leonard	Director
Darryl Hartley-Leonard

/s/ Sir Derek Higgs	Director
Sir Derek Higgs

/s/ Alain Monié	Director
Alain Monié

/s/ Thomas C. Theobald	Director
Thomas C. Theobald

/s/ Stanley Stec	Senior Vice President and
Stanley Stec	Global Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation of Jones Lang LaSalle Incorporated (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-48074-01))

3.2
Articles of Amendment to the Articles of Incorporation of Jones Lang LaSalle Incorporated (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.3	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 99.2 to the Report on Form 8-K dated January 10, 2005)

4.1
Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.1*	Multicurrency Credit Agreement dated as of March 1, 2006

10.2*
Membership Interest Purchase Agreement by and between Jones Lang LaSalle Incorporated, Spaulding & Slye Acquisition Corp., and Spaulding and Slye Partners LLC relating to Spaulding and Slye LLC, dated as of November 26, 2005

10.3
Asset Purchase Agreement, dated as of December 31, 1996, by and among LaSalle Construction Limited Partnership, LaSalle Partners Limited Partnership, Clune Construction Company, L.P. and Michael T. Clune (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 333-25741)

10.4*	Amended and Restated Stock Award and Incentive Plan dated as of February 23, 2006

10.5
Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) for the Non Executive Directors’ 2004 and 2005 Annual Grants (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.6
Jones Lang Lasalle Incorporated Stock Ownership Program Shares Agreement (Under the Amended and Restated Stock Award and Incentive Plan) (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.7
Jones Lang Lasalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) for Employees’ 2004 and 2005 Annual Grants (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.8	Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement No. 333 42193)

10.9	First Amendment to the Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.10	Second Amendment to the Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.11	Third Amendment to the Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

10.12	Fourth Amendment to the Jones Lang LaSalle Incorporated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-117024)

10.13*	Fifth Amendment to the Jones Lang LaSalle Incorporated Employee Stock Purchase Plan

10.14	Description of Management Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1997)

10.15	Form of Indemnification Agreement with Executive Officers and Directors (Incorporated by Reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1998)

10.16*	Amended and Restated Severance Pay Plan effective September 1, 2005

10.17*	Senior Executive Services Agreement with Alastair Hughes dated as of March 9, 1999

10.18
Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of July 16, 2004 and accepted July 19, 2004 (Incorporated by reference to Exhibit 99.2 to the Periodic Report on Form 8-K dated July 21, 2004)

10.19*	Amendment No. 1 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of August 30, 2004

10.20*	Amendment No. 2 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of December 1, 2005

10.21
Letter Agreement Regarding Compensation of the Chairman of the Board of Directors dated as of January 1, 2005 (Incorporated by reference to Exhibit 99.1 to the Periodic Report on Form 8-K dated January 10, 2005)

10.22	Jones Lang LaSalle Savings Related Share Option (UK) Plan adopted October 24, 2001 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2001)

10.23*	Amended And Restated Jones Lang LaSalle Incorporated Co-Investment Long Term Incentive Plan dated December 16, 2005.

10.24
LaSalle Investment Management Long Term Incentive Compensation Program Amended and Restated as of December 15, 2004 (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.25	Jones Lang LaSalle Incorporated Deferred Compensation Plan effective January 1, 2004 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-110366))

10.26*	Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of January 1, 2006

10.27*	LIM Funds Personal Co-Investment Agreement for International and Regional Directors (in connection with elections under the Stock Ownership Program)

10.28*	LIM Funds Personal Co-Investment Agreement for International and Regional Directors (not in connection with elections under the Stock Ownership Program)

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Set forth on page preceding signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.