Form 10-Q
period 2006-03-31
JONES LANG LASALLE INC
filed 2006-05-09
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer     ☒    Accelerated filer     ☐    Non-accelerated filer     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on April 28, 2006 was 35,786,691, which includes 4,072,651 shares held by a subsidiary of the registrant.

Part I	Financial Information
Item 1.	Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
($ in thousands, except share data)

	March 31, 2006	December 31,
Assets	(unaudited)	2005
Current assets:
Cash and cash equivalents	$30,503	28,658
Trade receivables, net of allowances of $7,665 and $5,551	370,435	415,087
Notes and other receivables	20,152	15,231
Prepaid expenses	21,141	22,442
Deferred tax assets	23,679	35,816
Other assets	12,240	13,864
Total current assets	478,150	531,098

Property and equipment, net of accumulated depreciation of $160,503 and $158,064	83,834	82,186
Goodwill, with indefinite useful lives, net of accumulated amortization of $37,869 and $37,450	480,486	335,731
Identified intangibles, with finite useful lives, net of accumulated amortization of $47,763 and $45,360	43,185	4,391
Investments in real estate ventures	86,545	88,710
Long-term receivables, net	22,304	20,931
Deferred tax assets	70,130	59,262
Other assets, net	28,978	22,460
	$1,293,612	1,144,769

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$123,491	155,741
Accrued compensation	162,264	300,847
Short-term borrowings	14,627	18,011
Deferred tax liabilities	3,296	400
Deferred income	29,479	20,823
Other liabilities	19,507	26,813
Total current liabilities	352,664	522,635

Noncurrent liabilities:
Credit facilities	267,532	26,697
Deferred tax liabilities	3,099	3,079
Deferred compensation	25,171	15,988
Minimum pension liability	17,024	16,753
Deferred business acquisition obligations	31,518	—
Other	34,474	23,614
Total liabilities	731,482	608,766

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 35,756,923 and 35,199,744 shares issued and outstanding	358	352
Additional paid-in capital	631,921	606,000
Retained earnings	104,702	100,142
Stock held by subsidiary	(141,343)	(132,791)
Stock held in trust	(996)	(808)
Accumulated other comprehensive loss	(32,512)	(36,892)
Total stockholders’ equity	562,130	536,003
	$1,293,612	1,144,769

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Earnings
For the Three Months Ended March 31, 2006 and 2005
($ in thousands, except share data) (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Revenue	$337,098	240,176

Operating expenses:
Compensation and benefits	231,246	172,126
Operating, administrative and other	87,663	70,022
Depreciation and amortization	9,976	8,310
Restructuring credits	(501)	—
Operating expenses	328,384	250,458

Operating income (loss)	8,714	(10,282)

Interest expense, net of interest income	3,209	330
Equity in losses from real estate ventures	(944)	(892)

Income (loss) before provision for income taxes	4,561	(11,504)
Provision (benefit) for income taxes	1,181	(2,922)

Net income (loss) before cumulative effect of change in accounting principle	3,380	(8,582)
Cumulative effect of change in accounting principle, net of tax	1,180	—
Net income (loss)	$4,560	(8,582)

Basic earnings (loss) per common share before cumulative effect of change in accounting principle	0.10	(0.27)
Cumulative effect of change in accounting principle, net of tax	0.04	—
Basic earnings (loss) per common share	$0.14	(0.27)

Basic weighted average shares outstanding	31,511,880	31,268,640

Diluted earnings (loss) per common share before cumulative effect of change in accounting principle	0.10	(0.27)
Cumulative effect of change in accounting principle, net of tax	0.04	—
Diluted earnings (loss) per common share	$0.14	(0.27)

Diluted weighted average shares outstanding	33,681,263	31,268,640

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2006
($ in thousands, except share data) (unaudited)

						Shares	Accumulated
						Held in	Other
			Additional		Stock	Trust	Comprehensive
	Common Stock		Paid-In	Retained	Held by	and	Income
	Shares (1)	Amount	Capital	Earnings	Subsidiary	Other	(Loss)	Total
Balances at December 31, 2005	35,199,744	$352	606,000	100,142	(132,791)	(808)	(36,892)	$536,003

Net income	—	—	—	4,560	—	—	—	4,560

Shares issued under stock compensation programs	557,179	6	12,285	—	—	—	—	12,291
Tax benefits of vestings and exercises	—	—	8,876	—	—	—	—	8,876
Amortization of stock compensation	—	—	4,760	—	—	—	—	4,760

Shares acquired by subsidiary (1)	—	—	—	—	(8,552)	—	—	(8,552)
Stock held in trust	—	—	—	—	—	(188)	—	(188)

Foreign currency translation adjustments	—	—	—	—	—	—	4,380	4,380
Balances at March 31, 2006	35,756,923	$358	631,921	104,702	(141,343)	(996)	(32,512)	$562,130

(1) Shares repurchased under our share repurchase programs are not cancelled, but are held by one of our subsidiaries. The 4,072,651 shares we have repurchased through March 31, 2006 are included in the 35,756,923 shares total of our common stock account, but are deducted from our share count for purposes of calculating earnings (loss) per share.

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
($ in thousands) (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Cash flows from operating activities:
Cash flows from earnings:
Net income (loss)	$4,560	(8,582)
Reconciliation of net income (loss) to net cash provided by earnings:
Cumulative effect of change in accounting principle, net of tax	(1,180)	—
Depreciation and amortization	9,976	8,310
Equity in losses from real estate ventures	944	892
Operating distributions from real estate ventures	261	684
Provision for loss on receivables and other assets	2,734	1,077
Amortization of deferred compensation	7,842	5,350
Amortization of debt issuance costs	217	202
Net cash provided by earnings	25,354	7,933

Cash flows from changes in working capital:
Receivables	35,623	56,124
Prepaid expenses and other assets	1,894	(9,760)
Deferred tax assets, net	4,185	3,941
Excess tax benefits from share-based payment arrangements	(8,876)	—
Accounts payable, accrued liabilities and accrued compensation	(145,166)	(145,073)
Net cash flows from changes in working capital	(112,340)	(94,768)
Net cash used in operating activities	(86,986)	(86,835)

Cash flows from investing activities:
Net capital additions - property and equipment	(8,401)	(4,138)
Business acquisition	(152,350)	—
Capital contributions and advances to real estate ventures	(7)	(3,779)
Distributions, repayments of advances and sale of investments	1,417	102
Net cash used in investing activities	(159,341)	(7,815)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	421,672	217,562
Repayments of borrowings under credit facilities	(185,924)	(127,766)
Shares repurchased for payment of employee taxes on stock awards	(252)	(706)
Shares repurchased under share repurchase program	(8,740)	(15,249)
Excess tax benefits from share-based payment arrangements	8,876	—
Common stock issued under stock option plan and stock purchase programs	12,540	18,607
Net cash provided by financing activities	248,172	92,448

Net increase (decrease) in cash and cash equivalents	1,845	(2,202)
Cash and cash equivalents, January 1	28,658	30,143
Cash and cash equivalents, March 31	$30,503	27,941

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,548	258
Income taxes, net of refunds	12,892	6,787

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)

Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated (“Jones Lang LaSalle”, which may also be referred to as “the Company” or as “the Firm,” “we,” “us” or “our”) for the year ended December 31, 2005, which are included in Jones Lang LaSalle’s 2005 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the “Summary of Critical Accounting Policies and Estimates” section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein, for further discussion of our accounting policies and estimates.

(1) Summary of Significant Accounting Policies

Interim Information

Our consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for the Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. The Investment Management segment earns performance fees on clients’ returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended March 31, 2006 and 2005 are not indicative of the results to be obtained for the full fiscal year.

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

We categorize our revenues as advisory and management fees, transaction commissions, project and development management and construction management fees. We recognize advisory and management fees related to property management services, valuation services, corporate property services, strategic consulting and money management as income in the period in which we perform the related services. We recognize transaction commissions related to agency leasing services, capital markets services and tenant representation services as income when we provide the related service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies have been satisfied. Project and development management and construction management fees are recognized applying the “percentage of completion” method of accounting. We use the efforts expended method to determine the extent of progress towards completion for project and development management fees and costs incurred to total estimated costs for construction management fees.

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

Most of our service contracts use the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $151.4 million and $112.5 million for the three months ended March 31, 2006 and 2005, respectively. This treatment has no impact on operating income, net income or cash flows.

Investments in Real Estate Ventures

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 48.72% of the respective ventures. We apply the provisions of the following guidance when accounting for these interests:

• FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”)
• EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”)
• AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” as amended by FASB Staff Position No. SOP 78-9-a (“SOP 78-9-a”)
• Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”)
• EITF Topic No. D-46, “Accounting for Limited Partnership Investments” (“EITF D-46”)

The application of such guidance generally results in accounting for these interests under the equity method in the accompanying consolidated financial statements due to the nature of our non-controlling ownership in the ventures.

For real estate limited partnerships in which the Company is a general partner, we apply the guidance set forth in FIN 46R, EITF 04-5 and SOP 78-9-a in evaluating the control the Company has over the limited partnership. These entities are generally well-capitalized and grant the limited partners important rights, such as the right to replace the general partner without cause, to dissolve or liquidate the partnership, to approve the sale or refinancing of the principal partnership assets, or to approve the acquisition of principal partnership assets.  Such general partner interests are accounted for under the equity method.

For real estate limited partnerships in which the Company is a limited partner, the Company is a co-investment partner, and based on applying the guidance set forth in FIN 46R and SOP 78-9-a, has concluded that it does not have a controlling interest in the limited partnership. When we have an asset advisory contract with the real estate limited partnership, the combination of our limited partner interest and the advisory agreement provides us with significant influence over the real estate limited partnership venture. Accordingly, we account for such investments under the equity method. When the Company does not have an asset advisory contract with the limited partnership, but only has a limited partner interest without significant influence, and our interest in the partnership is considered “minor” under EITF D-46 (i.e., not more than 3 to 5 percent), we account for such investments under the cost method.

For investments in real estate ventures accounted for under the equity method, we maintain an investment account, which is increased by contributions made and by our share of net income of the real estate ventures, and decreased by distributions received and by our share of net losses of the real estate ventures. Our share of each real estate venture’s net income or loss, including gains and losses from capital transactions, is reflected in our consolidated statement of earnings as "Equity in earnings (losses) from real estate ventures." For investments in real estate ventures accounted for under the cost method, our investment account is increased by contributions made and decreased by distributions representing return of capital.

We apply the provisions of APB 18, SEC Staff Accounting Bulletin Topic 5-M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” (“SAB 59”), and Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We review investments in real estate ventures on a quarterly basis for indications of whether the carrying value of the real estate assets underlying our investments in ventures may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the underlying assets. When an “other than temporary” impairment has been identified related to a real estate asset underlying one of our investments in ventures, a discounted cash flow approach is used to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period.

We report “Equity in earnings (losses) from real estate ventures” in the consolidated statement of earnings after “Operating income (loss).” However, for segment reporting we reflect “Equity earnings (losses)” within “Revenue.” See Note 2 for “Equity earnings (losses)” reflected within segment revenues, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 2) measures segment results with “Equity earnings (losses)” included in segment revenues.

See Note 4 for additional information on investments in real estate ventures.

Business Combinations, Goodwill and Other Intangible Assets

We apply Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), when accounting for business combinations. We have historically grown through a series of acquisitions and one substantial merger. As a result of this activity, and consistent with the services nature of the businesses we acquired, the largest assets on our balance sheet are the intangibles resulting from business acquisitions and the JLW merger. Beginning January 1, 2002, pursuant to the issuance of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we ceased the amortization of intangibles with indefinite useful lives. We continue to amortize intangibles with finite useful lives, which primarily represent the value placed on customer relationships and management contracts that are acquired as part of our acquisition of another business.

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS and by country groupings in Europe IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2005 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss.

See Note 5 for additional information on business combinations, goodwill and other intangible assets.

Stock-based Compensation

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). These provisions allowed entities to continue to apply the intrinsic value-based method under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," (“APB 25”), and provide disclosure of pro forma net income and net income per share as if the fair value-based method, defined in SFAS 123 as amended by SFAS 148, had been applied. We elected to apply the provisions of APB 25 in accounting for stock options and other stock awards, and accordingly, recognized no compensation expense for stock options granted at the market value of our common stock on the date of grant, or for 15% discounts on stock purchases under our U.S. Employee Stock Purchase Plan (“ESPP”). We did recognize compensation expense over the vesting period of other stock awards (including various grants of restricted stock units and offerings of discounted stock purchases under our Jones Lang LaSalle Savings Related Share Option (UK) Plan) pursuant to APB 25.

Effective January 1, 2006, we account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. SFAS 123R requires us to recognize expense for the grant-date fair value of stock options and other equity-based compensation issued to employees over the employee’s requisite service period. Effective January 1, 2006, we amended our ESPP to provide for a 5% discount on stock purchases and eliminate the “look-back” feature in the plan, which along with the other provisions of the plan allows the ESPP to remain “noncompensatory” under the standard. The adoption of SFAS 123R primarily impacts “Compensation and benefits” expense in our consolidated statement of earnings by changing prospectively our method of measuring and recognizing compensation expense on share-based awards from recognizing forfeitures as incurred to estimating forfeitures at the date of grant. The effect of this change as it relates to prior periods is reflected in “Cumulative effect of change in accounting principle, net of tax” in the consolidated statement of earnings. In the three month period ended March 31, 2006, we recorded a $1.8 million pre-tax, $1.2 million net of tax, gain for the cumulative effect of this accounting change.

See Note 6 for additional information on stock-based compensation.

Earnings (Loss) Per Share

Earnings (loss) per share is calculated by dividing net income (loss) by weighted average shares outstanding. For the three months ended March 31, 2006 and 2005, we calculated basic earnings (loss) per common share based on basic weighted average shares outstanding of 31.5 million and 31.3 million, respectively, and calculated diluted earnings (loss) per common share based on diluted weighted average shares outstanding of 33.7 million and 31.3 million, respectively. As a result of the net losses incurred for the first quarter of 2005, the calculation of diluted weighted average shares outstanding does not give effect to common stock equivalents in that period, since to do so would be anti-dilutive.

The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive impact of common stock equivalents. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods. We did not include in weighted average shares outstanding the 4,072,651 or 2,640,200 shares that had been repurchased as of March 31, 2006 and 2005, respectively, and which are held by one of our subsidiaries. See Part II, Item 2. Share Repurchases for additional information.

Comprehensive Income (Loss)

For the three months ended March 31, 2006 and 2005, comprehensive income (loss) was as follows ($ in thousands):

	2006	2005

Net income (loss)	$4,560	(8,582)

Other comprehensive income (loss):
Foreign currency translation adjustments	4,380	(9,119)

Comprehensive income (loss)	$8,940	(17,701)

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

New Accounting Standards

Accounting for “Share-Based” Compensation
Effective January 1, 2006, we account for share-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). See further discussion of the new standard under “Stock-based Compensation” above and in Note 6.

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

Consolidation of existing limited partnerships (or similar entities) in which we have a general partner (or similar) interest would result in a material increase in the amount of assets and liabilities reported in our balance sheet. However, management has amended partnership agreements, where applicable, to grant limited partner rights sufficient to overcome the EITF 04-5 control presumption and retain equity method accounting for such interests.

Determining Variability in the Application of FIN 46R
In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) with which it first becomes involved and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. Management has not yet determined what impact, if any, the application of FSP FIN46R-6 will have on our consolidated financial statements.

(2) Business Segments

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "transaction services") and property management, facilities management, project and development management and construction management services (collectively "management services").

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

Our measure of segment operating results excludes “Restructuring charges (credits),” as we have determined that it is not meaningful to investors to allocate such charges (credits) to our segments. See Note 3 for discussion of “Restructuring charges (credits).” Also, for segment reporting we continue to show “Equity in earnings (losses) from real estate ventures” within our revenue line, especially since it is an integral part of our Investment Management segment. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without restructuring charges, but with “Equity in earnings (losses) from real estate ventures” included in segment revenues. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

We have reclassified certain prior year amounts to conform to the current presentation.

Summarized unaudited financial information by business segment for the three months ended March 31, 2006 and 2005 is as follows ($ in thousands):

Investor and Occupier Services	2006	2005

Americas
Revenue:
Transaction services	$48,212	27,099
Management services	62,261	44,983
Equity earnings (losses)	149	(1)
Other services	2,542	1,577
Intersegment revenue	165	289
	113,329	73,947
Operating expenses:
Compensation, operating and administrative expenses	108,770	75,337
Depreciation and amortization	5,302	3,612
Operating loss	$(743)	(5,002)

Europe
Revenue:
Transaction services	$79,375	59,017
Management services	21,221	23,464
Equity losses	(220)	—
Other services	2,969	2,573
	103,345	85,054
Operating expenses:
Compensation, operating and administrative expenses	105,719	90,472
Depreciation and amortization	2,508	2,551
Operating loss	$(4,882)	(7,969)

Asia Pacific
Revenue:
Transaction services	$28,648	24,900
Management services	27,840	23,443
Equity earnings	217	—
Other services	1,197	592
	57,902	48,935
Operating expenses:
Compensation, operating and administrative expenses	56,773	48,978
Depreciation and amortization	1,822	1,805
Operating loss	$(693)	(1,848)

Investment Management
Revenue:
Transaction and other services	$11,020	1,902
Advisory fees	38,269	28,250
Incentive fees	13,544	2,376
Equity losses	(1,090)	(891)
	61,743	31,637
Operating expenses:
Compensation, operating and administrative expenses	47,812	27,649
Depreciation and amortization	344	343
Operating income	$13,587	3,645

Segment Reconciling Items:
Total segment revenue	$336,319	239,573
Intersegment revenue eliminations	(165)	(289)
Reclassification of equity (earnings) losses	944	892
Total revenue	337,098	240,176

Total segment operating expenses	329,050	250,747
Intersegment operating expense eliminations	(165)	(289)
Total operating expenses before restructuring credits	328,885	250,458
Restructuring credits	(501)	—
Operating income (loss)	$8,714	(10,282)

(3) Restructuring Charges (Credits)

In 2001, we closed our non-strategic residential land business in the Americas region of the Investment Management segment. In the three months ended March 31, 2006, we sold an asset from this business that resulted in a gain of $0.5 million.

(4) Investments in Real Estate Ventures

As of March 31, 2006 we had total investments and loans of $86.5 million in approximately 25 separate property or fund co-investments. Within this $86.5 million, loans of $3.4 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008.

Following is a table summarizing our investments in real estate ventures ($ in millions):

Type of Interest	Percent Ownership of Real Estate Limited Partnership Venture	Accounting Method	Carrying Value

General partner	0% to 1%	Equity	$0.2
Limited partner with advisory agreements	<1% to 48.72%	Equity	85.8
Equity method			$86.0
Limited partner without advisory agreements	<1% to 5%	Cost	0.5
Total			$86.5

LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for substantially all new co-investments. LIC I and LIC II invest in certain real estate ventures that own and operate commercial real estate. We have an effective 47.85% ownership interest in LIC I, and an effective 48.72% ownership interest in LIC II; primarily institutional investors hold the remaining 52.15% and 51.28% interests in LIC I and LIC II, respectively. Our investments in LIC I and LIC II are accounted for under the equity method of accounting in the accompanying consolidated financial statements. Additionally, a non-executive Director of Jones Lang LaSalle is an investor in LIC I on equivalent terms to other investors.

At March 31, 2006, LIC I and LIC II have unfunded capital commitments of $170.2 million and $49.0 million, respectively, of which our 47.85% and 48.72% shares are $81.4 million and $23.9 million, respectively, for future fundings of co-investments. These $81.4 million and $23.9 million commitments are part of our maximum potential unfunded commitments to LIC I and LIC II at March 31, 2006, which are euro 88.5 million ($107.2 million) and $285.0 million, respectively.

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and that LIC II will draw down on our commitment over the next six to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investment products in LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital.

As of March 31, 2006, LIC I maintains a euro 35 million ($42.4 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger (related to the credit ratings of one of LIC I’s investors and one of LIC II’s investors, who are unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clause becomes triggered, the facility to which that condition relates would be in default and would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 16.7 million ($20.3 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 88.5 million ($107.2 million) and to LIC II of $285.0 million discussed above. As of March 31, 2006, LIC I had euro 7.4 million ($9.0 million) of outstanding borrowings on the LIC I Facility, and LIC II had $58.7 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have unfunded commitments to other real estate ventures of $3.3 million at March 31, 2006.

We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific, as co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2006 is anticipated to be between $50 and $60 million (planned co-investment less return of capital from liquidated co-investments).

We apply the provisions of APB 18, SAB 59, and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We recorded no impairment charges in the first three months of 2006, compared with $1.2 million of such charges to “Equity in earnings (losses) from real estate ventures” in the first quarter of 2005, representing our equity share of the impairment charges against individual assets held by these ventures.

(5) Business Combinations, Goodwill and Other Intangible Assets

We have $523.7 million of unamortized identified intangibles and goodwill as of March 31, 2006 that are subject to the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $523.7 million of unamortized intangibles and goodwill, $480.5 million represents goodwill with indefinite useful lives, which we ceased amortizing beginning January 1, 2002. The remaining $43.2 million of identifiable intangibles (principally representing management contracts acquired) are amortized over their remaining finite useful lives.

On January 3, 2006, we acquired a 100% interest in Spaulding & Slye, a privately held real estate services and investment company with offices in Boston and Washington, D.C. Spaulding & Slye delivers full-scale development, leasing, management, investment sales, construction and structured finance services to corporate, institutional and investor clients. Terms for the transaction, which was financed with Jones Lang LaSalle’s existing revolving credit facility, were $150 million cash paid at closing with provisions for additional consideration and an earn-out that are subject to certain contract provisions and performance. The fair value of the additional consideration is recorded as “Deferred business acquisition obligations” on our consolidated balance sheet, and consists of $20 million and $15 million to be paid in January 2008 and December 2008, respectively. Payment of the earn-out is subject to the achievement of certain performance conditions, and will be recorded at the time those conditions are met; the earn-out will not be recorded if the related conditions are not achieved.

With the exception of $0.2 million recorded to property and equipment, the direct costs of the Spaulding & Slye acquisition are reflected in the current period “Additions” lines below. Intangible assets with finite useful lives, including the value of customer relationships acquired, certain restrictive agreements, and use of the Spaulding & Slye Investments name were attributed a total value of $41.6 million, and will be amortized over lives ranging from 3 to 10 years. The remaining direct costs of acquisition were attributed to goodwill.

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
	Americas	Europe	Asia Pacific	Investment Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2006	$185,339	67,291	92,552	27,999	373,181
Additions	144,764	—	—	—	144,764
Impact of exchange rate movements	—	818	(952)	157	23

Balance as of March 31, 2006	330,103	68,109	91,600	28,156	517,968

Accumulated Amortization

Balance as of January 1, 2006	$(15,457)	(5,755)	(6,825)	(9,413)	(37,450)
Impact of exchange rate movements	—	(77)	67	(22)	(32)

Balance as of March 31, 2006	(15,457)	(5,832)	(6,758)	(9,435)	(37,482)

Net book value as of March 31, 2006	$314,646	62,277	84,842	18,721	480,486

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
	Americas	Europe	Asia Pacific	Investment Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2006	$41,310	571	2,739	5,131	49,751
Additions	41,600	—	—	—	41,600
Impact of exchange rate movements	(1)	7	(67)	45	(16)

Balance as of March 31, 2006	82,909	578	2,672	5,176	91,335

Accumulated Amortization

Balance as of January 1, 2006	$(37,237)	(571)	(2,421)	(5,131)	(45,360)
Amortization expense	(2,710)	—	(94)	—	(2,804)
Impact of exchange rate movements	—	(7)	66	(45)	14

Balance as of March 31, 2006	$(39,947)	(578)	(2,449)	(5,176)	(48,150)

Net book value as of March 31, 2006	$42,962	—	223	—	43,185

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2006	$7.3
2007	6.5
2008	6.1
2009	3.5
2010	3.5
Thereafter	16.3
Total	$43.2

(6) Stock-based Compensation

The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan (“SAIP”) provides for the granting of various stock awards to eligible employees of Jones Lang LaSalle. Such awards include restricted stock units and options to purchase a specified number of shares of common stock. Under the plan, the total number of shares available to be issued is 12,110,000. There were approximately 2.9 million shares available for grant under the SAIP at March 31, 2006.

We adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006 using the modified prospective approach. The adoption of SFAS 123R primarily impacts “Compensation and benefits” expense in our consolidated statement of earnings by changing prospectively our method of measuring and recognizing compensation expense on share-based awards from recognizing forfeitures as incurred to estimating forfeitures at the date of grant. The effect of this change as it relates to prior periods is reflected in “Cumulative effect of change in accounting principle, net of tax” in the consolidated statement of earnings. In the three month period ended March 31, 2006, we recorded a $1.8 million pre-tax, $1.2 million net of tax, gain for the cumulative effect of this accounting change. The cumulative effect gain increased both basic and diluted earnings per share by $0.04.

In prior periods, we did not recognize compensation cost on stock option awards in accordance with SFAS 123, as amended by SFAS 148. These provisions allowed entities to continue to apply the intrinsic value-based method under the provisions of APB 25. Accordingly, we provided disclosure of pro forma net income and net income per share as if the fair value-based method, defined in SFAS 123, as amended by SFAS 148, had been applied.

We have recognized other stock awards (including various grants of restricted stock units and offerings of discounted stock purchases under employee stock purchase plans) as compensation expense over the vesting period of those awards pursuant to APB 25 prior to January 1, 2006, and subsequently in accordance with SFAS 123R.

Share-based compensation expense is included within the “Compensation and benefits” line of our consolidated statement of earnings. Share-based compensation expense for the three months ended March 31, 2006 and 2005, respectively, consisted of the following ($ in thousands):

	2006	2005

Stock option awards	$17	$—
Restricted stock unit awards	6,490	4,535
ESPP	—	—
UK SAYE	50	(141)
	$6,557	$4,394

The following table provides net loss and pro forma net loss per common share as if the fair value-based method had been applied to all awards for the three months ended March 31, 2005 ($ in thousands, except per share data):

2005

Net loss, as reported	$(8,582)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,045
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards,net of related tax effects	(4,343)
Pro forma net loss	$(8,880)
Net earnings per share:
Basic—as reported	$(0.27)
Basic—pro forma	$(0.28)
Diluted—as reported	$(0.27)
Diluted—pro forma	$(0.28)

Stock Option Awards

We have generally granted stock options at the market value of common stock at the date of grant. Our options vest at such times and conditions as the Compensation Committee of our Board of Directors determines and sets forth in the award agreement; the most recent options granted (in 2003) vest over periods of up to five years. As a result of a change in compensation strategy, we do not currently use stock option grants as part of our employee compensation program; no options were granted in 2004 or 2005, and none have been granted through March 31, 2006.

The per share weighted average fair value of options granted during 2003 was $7.85 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected dividend yield	0.00%
Risk-free interest rate	3.56%
Expected life	6 to 9 years
Expected volatility	42.85%
Contractual terms	7 to 10 years

Stock option activity for the first three months of 2006 is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at January 1, 2006	1,110.1	$19.86
Granted	—	—
Exercised	(518.2)	21.43
Forfeited	(23.9)	30.72
Outstanding at March 31, 2006	568.0	$18.07	2.87 years	$33.2
Exercisable at March 31, 2006	521.4	$18.11	2.59 years	$30.5

Until the adoption of SFAS 123R on January 1, 2006, we had not recognized any compensation expense for stock options granted at the market value of our common stock on the date of grant. As of March 31, 2006, we have approximately 568,000 options outstanding, of which approximately 46,600 options were unvested. We recognized $0.02 million in compensation expense related to the unvested options for the first three months of 2006. Approximately $0.1 million of compensation cost remains to be recognized on unvested options through 2008.

For the three months ended March 31, 2006 and 2005, the fair value of options vested was $0.3 million and $0.6 million, respectively.

The following table summarizes information about options exercises occurring during the three months ended March 31, 2006 and 2005 ($ in millions):

	2006	2005

Number of options exercised	518,183	565,926

Aggregate fair value	$33.7	$23.9
Intrinsic value	22.6	10.1
Amount of cash received	$11.1	$13.8

Tax benefit recognized	$8.6	$3.7

Restricted Stock Unit Awards

Restricted stock activity for the three months ended March 31, 2006 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at January 1, 2006	2,076.0	$28.18
Granted	681.5	55.96
Vested	(13.5)	20.89
Forfeited	(6.6)	23.79
Unvested at March 31, 2006	2,737.4	$35.15	1.59 years	$113.3
Unvested shares expected to vest	2,604.0	$34.51	1.52 years	109.4

As of March 31, 2006, there was $42.9 million of remaining unamortized deferred compensation related to unvested restricted stock units. The cost is expected to be recognized over the remaining weighted average contractual life of the awards.

Approximately 13,500 restricted stock unit awards vested during the first quarter of 2006. The vested shares had an aggregate fair value of $0.7 million and intrinsic value of $0.3 million, resulting in $0.4 million of cash received. As a result of the vesting, we recognized a tax benefit of $0.2 million on the vested shares. No restricted stock unit awards vested during the first quarter of 2005.

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan - In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S. based employees. Under the current plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 5% discount on the purchase price as of the end of a program period; program periods are now three months each. Employee contributions and our contributions vest immediately. Since its inception, 1,285,801 shares have been purchased under the program through March 31, 2006. During the first quarter of 2006, 20,685 shares having a grant date market value of $76.54 were purchased under the program. No compensation expense is recorded with respect to this program.

UK SAYE - In November 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK based operations. Our Compensation Committee approved the reservation of 500,000 shares for the SAYE on May 14, 2001. Under this plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 15% discount on the purchase price. Both employee and employer contributions vest over a period of three to five years. Employees have had the opportunity to contribute to the plan in 2002 and 2005. In 2002, employee and employer contributions resulted in the issuance of approximately 220,000 options at an exercise price of $13.63. Our contribution of $0.5 million is recorded as compensation expense over the vesting period. The first vesting of these options occurred in 2005 with the remaining to vest in 2007. In 2005, employee and employer contributions resulted in the issuance of approximately 106,000 options at an exercise price of $35.33. Our contribution of $0.7 million is recorded as compensation expense over the vesting period. The first vesting of these options will occur in 2008 with the remaining to vest in 2010. In 2006, employee and employer contributions resulted in the issuance of approximately 36,000 options at an exercise price of $58.96. Our contribution of $0.3 million will be recorded as compensation expense over the vesting period. The first vesting of these options will occur in 2009 with the remaining to vest in 2011.

(7) Retirement Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost consisted of the following for the three months ended March 31, 2006 and 2005 ($ in thousands):

	2006	2005

Employer service cost - benefits earned during the year	$749	839
Interest cost on projected benefit obligation	2,169	2,083
Expected return on plan assets	(2,503)	(2,424)
Net amortization/deferrals	504	100
Recognized actual loss	54	46
Net periodic pension cost	$973	644

In the three months ended March 31, 2006, we have made $0.8 million in payments to our defined benefit pension plans. We expect to contribute a total of $3.3 million to our defined benefit pension plans in 2006. We made $9.1 million of contributions to these plans in the twelve months ended December 31, 2005.

(8) Commitments and Contingencies

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

(9) Subsequent Event - Dividends Declared

The Company announced on April 19, 2006 that its Board of Directors has declared a semi-annual cash dividend of $0.25 per share of its Common Stock. The dividend payment will be made on June 15, 2006 to holders of record at the close of business on May 15, 2006. The current dividend plan approved by the Board anticipates a total annual dividend of $0.50 per common share, however there can be no assurance that future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remains subject to final determination by the Company's Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three months ended March 31, 2006, included herein, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005, which have been filed with the SEC as part of our 2005 Annual Report on Form 10-K and are also available on our website (www.joneslanglasalle.com).

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

Because we are a services business, we are not capital intensive. As a result, our profits also produce strong cash returns. Over the past four years, we have used this cash strategically to:

•	Significantly pay down our debt, resulting in significantly reduced interest expense and allowing us the opportunity to purchase Spaulding & Slye within our desired leverage ratio;
•	Purchase shares under our share repurchase programs and initiate a dividend program;
•	Invest for growth in important markets throughout the world; and
•	Co-invest in LaSalle Investment Management sponsored and managed funds.

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

To prioritize our strategic investments, in early 2005 we identified five strategic priorities for continued growth which, collectively, we refer to as the Global Five Priorities, or the “G5.” We have initiated a five-year program designed to invest capital and resources that will maintain and extend our global leadership positions in the G5, which we define as follows:

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

We committed resources to all G5 priorities during 2005, and intend to continue to do so throughout 2006, as well. By continuing to invest in our future based on our view of how our strengths can support the needs of our clients, we intend to further grow our business and to maintain and expand our position as an industry leader in the process.

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

Money Management
LaSalle Investment Management provides money management services for large institutions, both in specialized funds and separate account vehicles, as well as for managers of institutional and, increasingly, retail real estate funds. Investing money on behalf of clients requires not just asset selection, but also asset value activities that enhance the asset’s performance. The skill set required to succeed in this environment includes knowledge of real estate values, such as opportunity identification (research), individual asset selection (acquisitions), asset value creation (portfolio management) and investor relations. Our competitors in this area tend to be investment banks, fund managers and other financial services firms. They commonly lack the "on-the-ground" real estate expertise that our global market presence provides.

We are compensated for our services through a combination of recurring advisory fees that are asset-based, together with incentive fees based on underlying investment return to our clients, which are generally recognized when agreed upon events or milestones are reached, and equity earnings realized at the exit of individual investments within funds. We have been successful in transitioning the mix of our fees for this business to advisory fee revenue which acts more like an annuity. We also have increasingly been seeking to form alliances with distributors of real estate investment funds to retail clients where we provide the real estate investment expertise. As a result of such efforts, we have been successful in attracting approximately $2.0 billion to these funds, which exist in all three global regions. Additionally, our strengthened balance sheet and continued cash generation position us for expansion in co-investment activity, which we believe will accelerate our growth in assets under management.

Summary of Critical Accounting Policies and Estimates

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 1 of notes to consolidated financial statements for a summary of our significant accounting policies.

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

Interim Period Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which is typically paid out to employees in the first quarter of the year after it is earned. In our interim financial statements we accrue for most incentive compensation based on the percentage of revenue and compensation costs recorded to date relative to forecasted revenue and compensation costs for the full year, as substantially all incentive compensation pools are based upon full year revenues and profits. As noted in “Interim Information” of Note 1 of the notes to the consolidated financial statements, quarterly revenues and profits for the first three quarters of the year are substantially lower than in the fourth quarter of the year. The impact of this incentive compensation accrual methodology is that we accrue smaller percentages of incentive compensation in each of the first three quarters of the year, compared to the percentage of our incentive compensation accrued in the fourth quarter. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees. Incentive compensation pools that are not subject to the normal performance criteria are excluded from the standard accrual methodology and accrued for on a straight-line basis.

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

The table below sets forth the deferral estimated at year end, and the adjustment made in the first quarter of the following year to true-up the deferral and related amortization ($ in millions):

	December 31, 2005	December 31, 2004

Deferral of compensation, net of related amortization expense	$15.8	10.2
Decrease to deferred compensation in the first quarter of the following year	(0.3)	(0.9)

The table below sets forth the amortization expense related to the stock ownership program for the three months ended March 31, 2006 and 2005 ($ in millions):

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Current compensation expense amortization for prior year programs	$4.6	3.2
Current deferral net of related amortization	(3.6)	(1.0)

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

•   Health Insurance - We self-insure our health benefits for all U.S. based employees, although we purchase stop loss coverage on an annual basis to limit our exposure. We self-insure because we believe that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We engage an actuary who specializes in health insurance to estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we employ the same actuary to estimate the required reserve for unpaid health costs we would need at year-end.

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the programs related to 2006 and 2005 are $5.6 million and $0.7 million, respectively, at March 31, 2006.

The table below sets out certain information related to the cost of this program for the three months ended March 31, 2006 and 2005 ($ in millions):

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Expense to company	$3.3	2.6
Employee contributions	0.9	0.6
Total program cost	$4.2	3.2

•   Workers’ Compensation Insurance - Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for worker’s compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage an independent actuary who specializes in workers’ compensation to estimate our exposure based on actual experience. Given the significant judgmental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. We accrue for the estimated adjustment to revenues for the differences between the actuarial estimate and our reserve on a periodic basis. The credit taken to revenue through the three months ended March 31, 2006 and 2005 was $0.7 million and $0.5 million, respectively.

The reserves, which can relate to multiple years, were $7.5 million and $7.3 million, as of March 31, 2006 and March 31, 2005 respectively.

•   Captive Insurance Company - In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity insurance coverage on a “claims made” basis. The level of risk retained by our captive is up to $2.5 million per claim (dependent upon location) and up to $12.5 million in the aggregate.

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

The reserves estimated and accrued in accordance with SFAS 5, which relate to multiple years, were $13.2 million and $10.9 million, as of March 31, 2006 and December 31, 2005, respectively.

Income Taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Based on our forecasted results for the full year, we have estimated an effective tax rate of 25.9% for 2006. We believe that this is an achievable rate due to the mix of our income and the impact of tax planning activities. For the three months ended March 31, 2005, we used an effective tax rate of 25.4%; we ultimately achieved an effective tax rate of 25.9% for the year ended December 31, 2005.

Items Affecting Comparability

Restructuring Charges

See Note 3 to notes to consolidated financial statements for a discussion of restructuring charges (credits).

LaSalle Investment Management Revenues

Our money management business is in part compensated through the receipt of incentive fees where performance of underlying funds’ investments exceeds agreed-to benchmark levels. Depending upon performance and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period. In the second quarter of 2006, the Firm is contractually due a significant gross incentive fee of approximately $60 million from a single client, which will contribute a net operating margin, after the deduction of all related expenses including compensation, of approximately 40 percent. The fee is larger than usual due to the eight-year contractual measurement period, as well as outstanding performance execution by the Firm. The actual amount of the fee will not be finalized until after the end of the second quarter and may increase or decrease based on required external valuations.

“Equity in earnings (losses) from real estate ventures” may also vary substantially from period to period for a variety of reasons, including as a result of: (i) impairment charges, (ii) realized gains on asset dispositions, or (iii) incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.

The comparability of these items can be seen in Note 2 to notes to consolidated financial statements and is discussed further in Segment Operating Results included herein.

Foreign Currency

We operate in a variety of currencies, but report our results in U.S. dollars, which means that our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility makes it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations, as such results would demonstrate an apparent growth rate that would not have been consistent with the real underlying growth rate in the local operations.

In order to provide more meaningful period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition and results of operations, we have provided information about the impact of foreign currencies where we believe that it is necessary. In addition, we set out below information as to the key currencies in which the Company does business and their significance to reported revenues and operating results. The operating results sourced in U.S. dollars and pounds sterling understate the profitability of the businesses in the United States and the United Kingdom because they include the locally incurred expenses of our global office in Chicago and the European regional office in London. The revenues and operating income of the global investment management business are allocated to their underlying currency, which means that this analysis may not be consistent with the performance of the geographic IOS segments. In particular, as incentive fees are earned by this business, there may be significant shifts in the geographic mix of revenues and operating income.

The following table sets forth revenues and operating income (loss) derived from our most significant currencies ($ in millions, except for exchange rates).

	Pounds Sterling	Euro	Australian Dollar	U.S. Dollar	Other	Total

Revenues
Q1, 2006	$57.7	52.1	21.3	152.7	53.3	337.1
Q1, 2005	52.1	37.4	19.9	81.9	48.9	240.2

Operating income (loss)
Q1, 2006	$(8.4)	6.9	(0.6)	8.2	2.6	8.7
Q1, 2005	0.4	(3.3)	(0.7)	(8.9)	2.2	(10.3)

Average exchange rates (U.S. dollar equivalent of one foreign currency unit)
Q1, 2006	1.753	1.203	0.739	N/A	N/A	N/A
Q1, 2005	1.890	1.311	0.777	N/A	N/A	N/A

Seasonality

Historically, our revenue, operating income and net earnings in the first three calendar quarters are substantially lower than in the fourth quarter. Other than for our Investment Management segment, this seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. Our Investment Management segment earns performance fees on clients’ returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As a result, the results for the periods ended March 31, 2006 and 2005 are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications

During the third quarter of 2005, we reclassified certain charges (credits) presented within “Restructuring charges (credits)” in prior quarters for inclusion within “Compensation and benefits” or “Operating, administrative and other” expenses. Such reclassifications had no impact on consolidated total operating expenses or operating income (loss).

We report “Equity in earnings (losses) from real estate ventures” in the consolidated statement of earnings after “Operating income (loss).” However, for segment reporting we reflect “Equity in earnings (losses) from real estate ventures” within “Total revenue.” See Note 2 of the notes to consolidated financial statements for “Equity in earnings (losses) from real estate ventures” reflected within segment revenues, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 2) measures segment results with “Equity in earnings (losses) from real estate ventures” included in segment revenues.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

In order to provide more meaningful year-to-year comparisons of the reported results, we have included in the table below the U.S. dollar and local currency movements in the consolidated statements of earnings ($ in millions).

	2006	2005	Increase (Decrease) in U.S. Dollars		% Change in Local Currency

Total revenue	$337.1	$240.2	$96.9	40%	46%
Compensation and benefits	231.2	172.2	59.0	34%	40%
Operating, administrative and other	87.7	70.0	17.7	25%	31%
Depreciation and amortization	10.0	8.3	1.7	20%	24%
Restructuring credits	(0.5)	—	(0.5)	n.m.	n.m.
Total operating expenses	328.4	250.5	77.9	31%	37%
Operating income (loss)	$8.7	($ 10.3)	$19.0	n.m.	n.m.
(n.m. - not meaningful)

Revenue

All operating segments achieved strong increases in revenue in the first quarter of 2006 compared with the same period of the prior year. Revenues for the first quarter of 2006 were $337.1 million, an increase of $96.9 million, or 40 percent in U.S. dollars and 46 percent in local currencies. Spaulding & Slye, acquired January 3, 2006, contributed approximately eight percent to the year-over-year increase.

Operating Expenses

Operating expenses were $328.4 million for the first quarter of 2006 compared with $250.5 million for the same period in 2005, an increase of 31 percent in U.S. dollars and 37 percent in local currencies. The increase was driven in part by the January 2006 acquisition of Spaulding & Slye, as well as increased compensation costs related to revenue generation activities.

Interest Expense

Interest expense of $3.2 million for the first quarter of 2006 was significantly higher than the $0.3 million incurred for the same period in 2005, as the debt balance was higher in 2006 to finance the Spaulding & Slye acquisition and interest rates were higher compared with a year ago.

Provision for Income Taxes

The current-quarter tax provision of $1.2 million reflects a 25.9% effective tax rate, which is consistent with our full year 2005 effective tax rate and reflects our expected full year 2006 effective tax rate as a result of the continued discipline of management of the global tax position. The prior-year tax benefit of $2.9 million reflected a 25.4% effective tax rate.

Net Income (Loss)

Net income of $4.6 million for the first quarter of 2006 represents significant improvement over the $8.6 million net loss for the same period last year. Included in the 2006 first quarter results was a $1.2 million, or $0.04 earnings per share, benefit from a cumulative effect adjustment for a change in accounting for stock-based compensation, which was triggered by the adoption of SFAS 123R, "Share-Based Payment," effective January 1, 2006. The adjustment represents the after-tax difference between compensation cost recognized through December 31, 2005 using actual forfeitures and the cost that would have been recognized using estimated forfeitures as required pursuant to SFAS 123R.

Segment Operating Results

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "transaction services") and property management, facilities management, and project and development management services (collectively "management services").

We have not allocated “Restructuring charges (credits)” to the business segments for segment reporting purposes; therefore, these costs are not included in the discussions below. Also, we continue to show “Equity in earnings (losses) from real estate ventures” within our revenue line for segment reporting, especially since it is a very integral part of our Investment Management segment.

Investor and Occupier Services

Americas

	2006	2005	Increase (Decrease)
Revenue	$113.3	$73.9	$39.4	53%
Operating expense	114.1	78.9	35.2	44%
Operating loss	($ 0.8)	($ 5.0)	$4.2	(86%)

In the Americas, revenues for the first quarter of 2006 were $113.3 million, an increase of 53 percent over the same period in 2005. The growth is the result of the acquisition of Spaulding & Slye, as well as effective execution within an improving market. Revenues excluding the Spaulding & Slye acquisition were up 29 percent.

In the fourth quarter of 2005, the region reorganized part of its operations to focus on “Markets” and “Accounts.” The goal of the Markets organization is to maximize the Firm’s local competitive position in its targeted markets. The Accounts organization focus is on service delivery and strategic advice to multi-geographic corporate clients. Capital Markets, Public Institutions, Retail and Regional Operations (Canada and Latin America) remain separate Americas product lines.

Revenues were strong in both the Markets and Accounts organizations, which include Spaulding & Slye, and in aggregate increased 53 percent in the first quarter of 2006 compared with the prior year. Transaction revenues were up 78 percent due to a significant number of large transactions that closed in the first quarter as compared with the prior year, while Management services were up 38 percent due to the growth of project and development management services. Regional Operations also had a strong first quarter in 2006 compared with the prior year, where revenues increased 50 percent in total primarily driven by Latin America.

Capital Markets, recorded as transaction services revenues, continued its strong performance compared with the prior year, as 2006 first-quarter revenues increased 42 percent over 2005. Revenues in the Americas Hotels business more than doubled, resulting from several large transactions closed in the quarter and the impact of the acquisition of a select service hotel real estate broker and advisory firm completed in the second quarter of 2005.

Total operating expenses increased 44 percent over the prior year as the result of the Spaulding & Slye acquisition and higher compensation costs associated with revenue-generating activities.

Europe
	2006	2005	Increase(Decrease) in U.S. dollars		% Change in Local Currencies

Revenue	$103.3	$85.1	$18.2	22%	32%
Operating expense	108.2	93.1	15.1	16%	26%
Operating loss	($ 4.9)	($ 8.0)	$3.1	39%	37%

Europe’s revenues for the first quarter of 2006 were $103.3 million, an increase of 22 percent in U.S. dollars and 32 percent in local currencies over the same period in 2005. Transaction services revenue was up 34 percent over the prior year, driven by Capital Markets, agency leasing and advisory services.

Geographic contributions to this revenue growth were primarily from Germany, France and the United Kingdom. Germany’s real estate investment market continued to improve with an increase in international capital flowing into the country. Revenues in Germany for the first quarter of 2006 grew 43 percent in U.S. dollars and 55 percent in local currencies compared with the same period of the prior year. The French business was up significantly as revenues increased over 100 percent in both U.S. dollars and local currencies. The English business continued its momentum, with revenues up 14 percent in U.S. dollars and 24 percent in local currencies.

Operating expenses increased by 16 percent in U.S. dollars for the first quarter year over year and 26 percent in local currencies. The increase was primarily due to higher incentive compensation resulting from improved revenue performance.

Asia Pacific
	2006	2005	Increase(Decrease) in U.S. dollars		% Change in Local Currencies

Revenue	$57.9	$48.9	$9.0	18%	22%
Operating expense	58.6	50.7	7.9	15%	19%
Operating loss	($ 0.7)	($ 1.8)	$1.1	61%	60%

Revenues for the Asia Pacific region were $57.9 million for the first quarter of 2006, an increase of 18 percent in U.S. dollars and 22 percent in local currencies over the prior year. The growth in revenue in U.S. dollars came from both transaction services revenues, which grew 15 percent, and from management services revenues, which grew 19 percent due to the expansion of property and facility management services. The growth markets of China, Japan, Korea and India experienced healthy increases in revenue in the first quarter of 2006 compared with the prior year. Revenues in total for these markets increased 38 percent in local currencies, and 33 percent in U.S. dollars, led by China. The core markets of Hong Kong and Australia continued their momentum from 2005 with strong performance across all business lines, with first quarter 2006 revenues increasing 21 percent in U.S. dollars and 24 percent in local currencies over the prior year.

Year-over-year operating expenses for the Asia Pacific region for the first quarter of 2006 increased 15 percent in U.S. dollars, 19 percent in local currencies, primarily as a result of the Firm’s investment in people and technology infrastructure in the region. Market expansion with the opening of new offices across the region also contributed to the increase in operating expenses.

Operating income in the first quarter improved by $2.7 million on a comparable basis with the prior year, as the 2005 operating loss included a benefit of $1.6 million received from a litigation settlement.

Investment Management
	2006	2005	Increase(Decrease) in U.S. dollars		% Change in Local Currencies

Revenue	$62.8	$32.5	$30.3	93%	101%
Equity losses	(1.1)	(0.9)	(0.2)	(22%)	(23%)
Total revenue	61.7	31.6	30.1	95%	104%
Operating expense	48.2	28.0	20.2	72%	80%
Operating income	$13.5	$3.6	$9.9	n.m.	n.m.
(n.m. - not meaningful)

LaSalle Investment Management’s first quarter revenues in 2006 were $61.7 million, an increase of 95 percent over the 2005 first quarter. During the first quarter of 2006, the Firm completed the acquisition of CenterPoint Properties Trust on behalf of a joint venture in which the Firm has a minority interest with a key client. The acquisition resulted in both a large one-time fee recorded as transaction revenue, as well as ongoing advisory fees.

Advisory fees, which provide annuity-like revenue, were $38 million for the first quarter of 2006, compared with $28 million in 2005, an increase of 35 percent over the prior year. The growth in advisory fees is driven by the continued strong growth in assets under management.

For the first quarter of 2006, incentive fees were $13.5 million, an increase of $11.2 million over the prior year. These fees were earned on the final disposition of assets, completing the liquidation of two funds. Incentive fees vary significantly from period to period and are determined by both the performance of the underlying funds’ investments and the contractual timing of the measurement period with clients. In the second quarter of 2006, the firm is contractually due a significant gross incentive fee of approximately $60 million from a single client, which will contribute a net operating margin, after the deduction of all related expenses including compensation, of approximately 40 percent. The fee is larger than usual due to the eight-year contractual measurement period, as well as outstanding performance execution by the firm. The actual amount of the fee will not be finalized until after the end of the second quarter and may increase or decrease based on required external valuations.

LaSalle Investment Management’s assets under management grew to $34 billion at the end of the first quarter of 2006, including the CenterPoint acquisition. Total investments made during the first quarter of 2006 on behalf of clients, including the CenterPoint acquisition, were $4.9 billion.

Performance Outlook

The Firm experienced strong growth across all segments in the first quarter as a result of effective execution, favorable market conditions, and performance on the Firm’s strategic initiatives. These initiatives include the completion of acquisitions in the Americas and LaSalle Investment Management, the organizational change in the Americas and strategic investments made in 2005. As the Firm also continues to benefit from its globally diverse business platform and the continued strength of the real estate markets, we believe it is well-positioned for the remainder of the year.

Consolidated Cash Flows

Cash Flows From Operating Activities

During the three months ended March 31, 2006, cash flows used in operating activities totaled $87.0 million compared to $86.8 million in the first quarter of 2005. The cash flows from operating activities can be further divided into $25.3 million of cash generated from earnings (compared to $7.9 million in 2005) and $112.3 million of cash flows from changes in working capital (compared to $94.7 million in 2005). The $17.6 million increase in cash flows from changes in working capital in the current year is primarily due the change in receivables balances from December 2005 to March 2006 being $20.5 million lower than the change in receivables balances from December 2004 to March 2005. The relative increase in receivables as of March 31, 2006 is a result of increased revenue activity across all segments in the first quarter of 2006 compared to the first quarter of 2005.

Cash Flows From Investing Activities

We used $159.3 million of cash in investing activities in the first quarter of 2006, which was an increase in cash used of $151.5 million from the $7.8 million used in investing activities in the first three months of 2005. The increase in cash used is principally due to the Spaulding & Slye acquisition.

Cash Flows From Financing Activities

Financing activities provided $248.2 million of net cash in the first three months of 2006 compared with $92.4 million in the same period of 2005. The significant increase in cash provided by financing activities from 2005 was driven by $204.1 million more in borrowings in the current year, largely to pay for the Spaulding & Slye acquisition and for incentive compensation in 2006 relative to 2005 performance in excess of what was borrowed to pay such compensation in 2005 relative to 2004 activity. The additional borrowings were partially offset by $58.1 million more of debt repayments in the first three months of 2006 compared to the same period in 2005.

Liquidity and Capital Resources

Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, our common stock and borrowings under our credit facilities. On March 1, 2006, we renegotiated our unsecured revolving credit facility, increasing the facility to $450 million and extending the term to March 2011. We also have capacity to borrow up to an additional $37.2 million under local overdraft facilities. Pricing on the $450 million facility ranges from LIBOR plus 55 basis points to LIBOR plus 130 basis points. As of March 31, 2006, our pricing on the revolving credit facility was LIBOR plus 55 basis points. This facility will continue to be utilized for working capital needs, investments, capital expenditures, and acquisitions. Interest and principal payments on outstanding borrowings against the facility will fluctuate based on our level of borrowing needs.

As of March 31, 2006, we had $267.5 million outstanding under the revolving credit facility. The average borrowing rate on the revolving credit agreement was 5.0% in the first quarter of 2006, as compared with an average borrowing rate of 4.1% in the first quarter of 2005. We also had short-term borrowings (including capital lease obligations) of $14.6 million outstanding at March 31, 2006, with $14.5 million of those borrowings attributable to local overdraft facilities.

With respect to the revolving credit facility, we must maintain a consolidated net worth of at least $450 million, a leverage ratio not exceeding 3.25 to 1, and a minimum interest coverage ratio of 2.5 to 1. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment and acquisition. We are in compliance with all covenants as of March 31, 2006.

The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2005 or the first three months of 2006, and none were outstanding as of March 31, 2006.

We believe that the revolving credit facility, together with local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures, co-investment activity, share repurchases and dividend payments.

With respect to our co-investment activity, we had total investments and loans of $86.5 million as of March 31, 2006 in approximately 25 separate property or fund co-investments. Within this $86.5 million, loans of $3.4 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008.

LaSalle Investment Company I (“LIC I”), formerly referred to as LaSalle Investment Limited Partnership, is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for substantially all new co-investments. LIC I and LIC II invest in certain real estate ventures that own and operate commercial real estate. We have an effective 47.85% ownership interest in LIC I, and an effective 48.72% ownership interest in LIC II; primarily institutional investors hold the remaining 52.15% and 51.28% interests in LIC I and LIC II, respectively. Our investments in LIC I and LIC II are accounted for under the equity method of accounting in the accompanying consolidated financial statements. Additionally, a non-executive Director of Jones Lang LaSalle is an investor in LIC I on equivalent terms to other investors.

At March 31, 2006, LIC I and LIC II have unfunded capital commitments of $170.2 million and $49.0 million, respectively, of which our 47.85% and 48.72% shares are $81.4 million and $23.9 million, respectively, for future fundings of co-investments. These $81.4 million and $23.9 million commitments are part of our maximum potential unfunded commitments to LIC I and LIC II at March 31, 2006, which are euro 88.5 million ($107.2 million) and $285.0 million, respectively.

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and that LIC II will draw down on our commitment over the next six to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investment products in LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital.

As of March 31, 2006, LIC I maintains a euro 35 million ($42.4 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger (related to the credit ratings of one of LIC I’s investors and one of LIC II’s investors, who are unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clause becomes triggered, the facility to which that condition relates would be in default and would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 16.7 million ($20.3 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 88.5 million ($107.2 million) and to LIC II of $285.0 million discussed above. As of March 31, 2006, LIC I had euro 7.4 million ($9.0 million) of outstanding borrowings on the LIC I Facility, and LIC II had $58.7 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have unfunded commitments to other real estate ventures of $3.3 million at March 31, 2006.

We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific, as co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2006 is anticipated to be between $50 and $60 million (planned co-investment less return of capital from liquidated co-investments).

We repurchased 124,900 shares in the first three months of 2006 at an average price of $68.47 per share under a share repurchase program approved by our Board of Directors on September 15, 2005. Under our current share repurchase program, we are authorized to repurchase up to 2,000,000 shares, of which 744,100 total shares have been repurchased through March 31, 2006. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. We have repurchased a total of 4,072,651 shares since the first repurchase program approved by our Board of Directors on October 30, 2002.

The Company announced on April 19, 2006 that its Board of Directors has declared a semi-annual cash dividend of $0.25 per share of its Common Stock. The dividend payment will be made on June 15, 2006 to holders of record at the close of business on May 15, 2006. The current dividend plan approved by the Board anticipates a total annual dividend of $0.50 per common share, however there can be no assurance that future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remains subject to final determination by the Company's Board of Directors.

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

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our revolving multi-currency credit facility that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the revolving credit facility were $195.6 million during the three months ended March 31, 2006, and the effective interest rate on that facility was 5.0%. As of March 31, 2006, we had $267.5 million outstanding under the revolving credit facility. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2005 or the first three months of 2006, and we had no such agreements outstanding at March 31, 2006.

Foreign Exchange

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenues outside of the United States totaled 55% and 66% of our total revenues for the three months ended March 31, 2006 and 2005, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound (17% of revenues for the three months ended March 31, 2006) and the euro (15% of revenues for the three months ended March 31, 2006).

We mitigate our foreign currency exchange risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs. The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our translation exposure to British pounds.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At March 31, 2006, we had forward exchange contracts in effect with a gross notional value of $301.4 million ($289.1 million on a net basis) with a market and carrying gain of $0.8 million. The carrying gain is offset by a carrying loss in associated intercompany loans such that the net impact to earnings is not significant.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of March 31, 2006, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

For other risk factors inherent in our business, see Item 1A. Risk Factors in our 2005 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Jones Lang LaSalle (the Company) has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1. Legal Proceedings

See Note 8 of the notes to consolidated financial statements for discussion of the Company’s legal proceedings.

Item 2. Share Repurchases

The following table provides information with respect to approved share repurchase programs for Jones Lang LaSalle:

	Total number of shares purchased	Average price paid per share (1)	Cumulative number of shares purchased as part of publicly announced plan	Shares remaining to be purchased under plan (2)

January 1, 2006 -January 31, 2006	1,186	$49.63	620,386	1,379,614

February 1, 2006 -February 28, 2006	50,000	$68.08	670,386	1,329,614

March 1, 2006 -March 31, 2006	73,714	$69.04	744,100	1,255,900

Total	124,900	$68.47

(1) Total average price paid per share is a weighted average for the three month period.

(2) Since October 2002, our Board of Directors has approved four share repurchase programs. Each succeeding program has replaced the prior repurchase program, such that the program approved on September 15, 2005 is the only repurchase program in effect as of March 31, 2006. Board approval allows for purchase of our outstanding common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. The following table details the activities for each of our approved share repurchase programs:

Repurchase Plan Approval Date	Shares Approved for Repurchase	Shares Repurchased through March 31, 2006

October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	1,128,551
September 15, 2005	2,000,000	744,100
		4,072,651

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

Corporate Officers

The names and titles of our corporate executive officers are as follows:

Global Executive Committee

Colin Dyer
Chief Executive Officer and President

Lauralee E. Martin
Executive Vice President, Chief Operating and Financial Officer

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

We discuss those risks, uncertainties and other factors in (i) our Annual Report on Form 10-K for the year ended December 31, 2005 in Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements; and elsewhere, (ii) in this Quarterly Report on Form 10-Q in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (iii) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

Moreover, there can be no assurance that future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remain subject to final determination by the Company’s Board of Directors.

Accordingly, we caution our readers not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. Jones Lang LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.

Signature

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May, 2006.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin
By: Lauralee E. Martin
Executive Vice President andChief Operating and Financial Officer
(Authorized Officer and Principal Financial Officer)

Item 6.	Exhibits

Exhibit Number	Description

10.1*	First Amendment to the Jones Lang LaSalle Incorporated Deferred Compensation Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.