Form 10-Q
period 2006-06-30
JONES LANG LASALLE INC
filed 2006-08-03
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

Or

*  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

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

Large accelerated filer ☒	Accelerated filer *	Non-accelerated filer *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on July 28, 2006 was 36,381,338, which includes 4,227,651 shares held by a subsidiary of the registrant.

Part I Financial Information
Item 1. Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
($ in thousands, except share data)
Assets	June 30, 2006 (unaudited)	December 31, 2005
Current assets:
Cash and cash equivalents	$23,879	28,658
Trade receivables, net of allowances of $9,263 and $5,551	516,669	415,087
Notes and other receivables	24,140	15,231
Prepaid expenses	28,365	22,442
Deferred tax assets	21,836	35,816
Other	14,342	13,864
Total current assets	629,231	531,098

Property and equipment, net of accumulated depreciation of $169,750 and $158,064	98,507	82,186
Goodwill, with indefinite useful lives, net of accumulated amortization of $38,152 and $37,450	500,342	335,731
Identified intangibles, with finite useful lives, net of accumulated amortization of $51,392 and $45,360	41,412	4,391
Investments in real estate ventures	114,035	88,710
Long-term receivables	25,726	20,931
Deferred tax assets	72,651	59,262
Other	26,330	22,460
	$1,508,234	1,144,769

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$143,660	155,741
Accrued compensation	245,268	300,847
Short-term borrowings	15,192	18,011
Deferred tax liabilities	2,993	400
Deferred income	29,939	20,823
Other	34,933	26,813
Total current liabilities	471,985	522,635

Noncurrent liabilities:
Credit facilities	284,955	26,697
Deferred tax liabilities	2,910	3,079
Deferred compensation	22,219	15,988
Minimum pension liability	17,457	16,753
Deferred business acquisition obligations	32,854	—
Other	30,242	23,614
Total liabilities	862,622	608,766

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 35,841,474 and 35,199,744 shares issued and outstanding	358	352
Additional paid-in capital	643,878	606,000
Retained earnings	162,282	100,142
Stock held by subsidiary	(153,026)	(132,791)
Stock held in trust	(935)	(808)
Accumulated other comprehensive loss	(6,945)	(36,892)
Total stockholders’ equity	645,612	536,003
	$1,508,234	1,144,769

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Earnings
For the Three and Six Months Ended June 30, 2006 and 2005
($ in thousands, except share data) (unaudited)
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Revenue	$509,789	325,088	846,887	565,264

Operating expenses:
Compensation and benefits	318,369	209,639	549,615	381,765
Operating, administrative and other	96,894	77,460	184,557	147,482
Depreciation and amortization	10,378	8,335	20,354	16,645
Restructuring credits	(169)	(250)	(670)	(250)
Operating expenses	425,472	295,184	753,856	545,642

Operating income	84,317	29,904	93,031	19,622

Interest expense, net of interest income	4,478	1,356	7,687	1,686
Equity in earnings from real estate ventures	9,593	4,630	8,649	3,738

Income before provision for income taxes	89,432	33,178	93,993	21,674
Provision for income taxes	23,216	8,427	24,397	5,505

Net income before cumulative effect of change in accounting principle	66,216	24,751	69,596	16,169
Cumulative effect of change in accounting principle, net of tax	—	—	1,180	—
Net income	$66,216	24,751	70,776	16,169

Net income available to common shareholders (Note 7)	$65,695	24,751	70,254	16,169

Basic earnings per common share	$2.07	0.80	2.22	0.52

Basic weighted average shares outstanding	31,688,327	31,039,575	31,600,591	31,153,475

Diluted earnings per common share	$1.94	0.74	2.08	0.48

Diluted weighted average shares outstanding	33,821,945	33,512,356	33,796,465	33,624,487

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2006
($ in thousands, except share data) (unaudited)
	Common Stock		Additional Paid-In	Retained	Stock Held by	Shares Held in	Accumulated Other Comprehensive Income
	Shares (1)	Amount	Capital	Earnings	Subsidiary	Trust	(Loss)	Total

Balances at December 31, 2005	35,199,744	$352	606,000	100,142	(132,791)	(808)	(36,892)	$536,003

Net income	—	—	—	70,776	—	—	—	70,776

Shares issued under stock compensation programs	641,730	6	14,994	—	—	—	—	15,000
Tax benefits of vestings and exercises	—	—	10,522	—	—	—	—	10,522
Amortization of stock compensation	—	—	12,362	—	—	—	—	12,362

Shares acquired by subsidiary (1)	—	—	—	—	(20,235)	—	—	(20,235)
Stock held in trust	—	—	—	—	—	(127)	—	(127)
Dividends declared	—	—	—	(8,636)	—	—	—	(8,636)

Foreign currency translation adjustments	—	—	—	—	—	—	27,142	27,142
Unrealized holding gain on investments	—	—	—	—	—	—	2,805	2,805

Balances at June 30, 2006	35,841,474	$358	643,878	162,282	(153,026)	(935)	(6,945)	$645,612

(1) Shares repurchased under our share repurchase programs are not cancelled, but are held by one of our subsidiaries. The 4,227,651 shares we have repurchased through June 30, 2006 are included in the 35,841,474 shares total of our common stock account, but are deducted from our share count for purposes of calculating earnings per share.

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
($ in thousands) (unaudited)
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Cash flows from operating activities:
Cash flows from earnings:
Net income	$70,776	16,169
Reconciliation of net income to net cash provided by earnings:
Cumulative effect of change in accounting principle, net of tax	(1,180)	—
Depreciation and amortization	20,354	16,645
Equity in earnings from real estate ventures	(8,649)	(3,738)
Operating distributions from real estate ventures	12,631	5,367
Provision for loss on receivables and other assets	4,514	1,877
Amortization of deferred compensation	16,977	10,748
Amortization of debt issuance costs	365	337
Net cash provided by earnings	115,788	47,405

Cash flows from changes in working capital:
Receivables	(119,799)	59,881
Prepaid expenses and other assets	(6,867)	(2,489)
Deferred tax assets, net	3,015	3,187
Excess tax benefits from share-based payment arrangements	(8,024)	—
Accounts payable, accrued liabilities and accrued compensation	(16,154)	(165,049)
Net cash flows from changes in working capital	(147,829)	(104,470)
Net cash used in operating activities	(32,041)	(57,065)

Cash flows from investing activities:
Net capital additions - property and equipment	(28,535)	(12,812)
Business acquisitions	(168,448)	(4,500)
Capital contributions and advances to real estate ventures	(35,393)	(15,664)
Distributions, repayments of advances and sale of investments	9,365	5,778
Net cash used in investing activities	(223,011)	(27,198)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	584,090	380,772
Repayments of borrowings under credit facilities	(330,353)	(286,711)
Shares repurchased for payment of employee taxes on stock awards	(148)	(980)
Shares repurchased under share repurchase program	(20,362)	(42,856)
Excess tax benefits from share-based payment arrangements	8,024	—
Common stock issued under stock option plan and stock purchase programs	17,658	25,234
Payment of dividends	(8,636)	—
Net cash provided by financing activities	250,273	75,459

Net decrease in cash and cash equivalents	(4,779)	(8,804)
Cash and cash equivalents, January 1	28,658	30,143
Cash and cash equivalents, June 30	$23,879	21,339

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,847	1,667
Income taxes, net of refunds	18,753	10,319

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

(1) Summary of Significant Accounting Policies

Interim Information

Our consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, other than for our Investment Management segment, our revenue, operating income and net earnings in the first three calendar quarters have been substantially lower than in the fourth quarter. This seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. Our Investment Management segment earns performance fees on clients’ returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients and is therefore inherently unpredictable. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended June 30, 2006 and 2005 are not indicative of the results to be obtained for the full fiscal year.

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

In certain of our businesses, primarily those involving management services, we are reimbursed by our clients for expenses incurred on their behalf. The treatment of reimbursable expenses for financial reporting purposes is based upon the fee structure of the underlying contracts. We follow the guidance of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” when accounting for reimbursable personnel and other costs. A contract that provides a fixed fee billing, fully inclusive of all personnel or other recoverable expenses incurred but not separately scheduled, is reported on a gross basis. When accounting on a gross basis, our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client.

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

Most of our service contracts use the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $152.4 million and $112.6 million for the three months ended June 30, 2006 and 2005, respectively. Such costs aggregated approximately $303.8 million and $225.1 million for the six months ended June 30, 2006 and 2005, respectively. This treatment has no impact on operating income, net income or cash flows.

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

For investments in real estate ventures accounted for under the equity method, we maintain an investment account, which is increased by contributions made and by our share of net income of the real estate ventures, and decreased by distributions received and by our share of net losses of the real estate ventures. Our share of each real estate venture’s net income or loss, including gains and losses from capital transactions, is reflected in our consolidated statement of earnings as “Equity in earnings (losses) from real estate ventures.” For investments in real estate ventures accounted for under the cost method, our investment account is increased by contributions made and decreased by distributions representing return of capital.

We apply the provisions of APB 18, SEC Staff Accounting Bulletin Topic 5-M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” (“SAB 59”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We review investments in real estate ventures on a quarterly basis for indications of whether the carrying value of the real estate assets underlying our investments in ventures may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the underlying assets. When an “other than temporary” impairment has been identified related to a real estate asset underlying one of our investments in real estate ventures, a discounted cash flow approach is used to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period.

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

We also hold an investment in equity securities with readily determinable fair values, and have classified the securities as available-for sale securities under the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Unrealized holding gains or losses on investments in such securities are reported as a component of “Accumulated other comprehensive income (loss)” within stockholders’ equity until realized.

See Note 4 for additional information on investments in real estate ventures.

Business Combinations, Goodwill and Other Intangible Assets

We apply SFAS 141, “Business Combinations,” when accounting for business combinations. We have historically grown through a series of acquisitions and one substantial merger. As a result of this activity, and consistent with the services nature of the businesses we acquired, the largest assets on our balance sheet are the intangibles resulting from business acquisitions and the JLW merger. Beginning January 1, 2002, pursuant to the issuance of SFAS 142, “Goodwill and Other Intangible Assets,” we ceased the amortization of intangibles with indefinite useful lives. We continue to amortize intangibles with finite useful lives, which primarily represent the value placed on customer relationships and management contracts acquired as part of our acquisition of another business.

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

Stock-based Compensation

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” These provisions allowed entities to continue to apply the intrinsic value-based method under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (“APB 25”), and provide disclosure of pro forma net income and net income per share as if the fair value-based method, defined in SFAS 123 as amended by SFAS 148, had been applied. We elected to apply the provisions of APB 25 in accounting for stock options and other stock awards, and accordingly, recognized no compensation expense for stock options granted at the market value of our common stock on the date of grant, or for 15% discounts on stock purchases under our U.S. Employee Stock Purchase Plan (“ESPP”). We did recognize compensation expense over the vesting period of other stock awards (including various grants of restricted stock units and offerings of discounted stock purchases under our Jones Lang LaSalle Savings Related Share Option (UK) Plan) pursuant to APB 25.

Effective January 1, 2006, we account for stock-based compensation in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. SFAS 123R requires us to recognize expense for the grant-date fair value of stock options and other equity-based compensation issued to employees over the employee’s requisite service period. Effective January 1, 2006, we amended our ESPP to provide for a 5% discount on stock purchases and eliminate the “look-back” feature in the plan, which along with the other provisions of the plan allows the ESPP to remain “noncompensatory” under the standard. The adoption of SFAS 123R primarily impacts “Compensation and benefits” expense in our consolidated statement of earnings by changing prospectively our method of measuring and recognizing compensation expense on share-based awards from recognizing forfeitures as incurred to estimating forfeitures at the date of grant. The effect of this change as it relates to prior periods is reflected in “Cumulative effect of change in accounting principle, net of tax” in the consolidated statement of earnings. In the first quarter of 2006, we recorded a $1.8 million pre-tax, $1.2 million net of tax, gain for the cumulative effect of this accounting change.

See Note 6 for additional information on stock-based compensation.

Foreign Currency Translation

The financial statements of our subsidiaries located outside the United States, except those subsidiaries located in highly inflationary economies, are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date with the resulting translation adjustments included in our balance sheet as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)) and in our disclosure of comprehensive income (loss) in Note 8. Income and expenses are translated at the average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings. For subsidiaries operating in highly inflationary economies, the associated gains and losses from balance sheet translation adjustments are included in net earnings.

New Accounting Standards

Accounting for “Share-Based” Compensation
Effective January 1, 2006, we account for share-based compensation in accordance with SFAS 123R, “Share-Based Payment.” See further discussion of the new standard under “Stock-based Compensation” above and in Note 6.

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

Determining Variability in the Application of FIN 46R
In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46R-6”). The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) with which it first becomes involved and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. Management expects that the application of FSP FIN 46R-6 will not have a material impact on our consolidated financial statements.

Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” The evaluation of a tax position in accordance with FIN 48 is a two-step process. First, the Company determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Second, a tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent reporting period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent reporting period in which the threshold is no longer met. The Company is required to apply the guidance of FIN 48 beginning January 1, 2007. Management has not yet determined what impact the application of FIN 48 will have on our consolidated financial statements.

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

Our measure of segment operating results excludes “Restructuring credits,” as we have determined that it is not meaningful to investors to allocate such credits to our segments. See Note 3 for discussion of “Restructuring credits.” Also, for segment reporting we continue to show “Equity in earnings (losses) from real estate ventures” within our revenue line, especially since it is an integral part of our Investment Management segment. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without restructuring credits, but with “Equity in earnings (losses) from real estate ventures” included in segment revenues. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

We have reclassified certain prior year amounts to conform to the current presentation.

Summarized unaudited financial information by business segment for the three and six months ended June 30, 2006 and 2005 is as follows ($ in thousands):

Investor and Occupier Services	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Americas
Revenue:
Transaction services	$66,535	41,940	114,747	69,039
Management services	64,801	49,405	127,062	94,388
Equity earnings	135	182	284	181
Other services	2,891	2,174	5,432	3,751
Intersegment revenue	494	240	659	529
	134,856	93,941	248,184	167,888
Operating expenses:
Compensation, operating and administrative services	121,826	82,550	230,595	157,887
Depreciation and amortization	5,281	3,671	10,583	7,283
Operating income	$7,749	7,720	7,006	2,718

Europe
Revenue:
Transaction services	$109,110	92,969	188,485	151,986
Management services	22,561	24,409	43,782	47,873
Equity losses	(85)	(226)	(305)	(226)
Other services	4,396	2,785	7,365	5,358
	135,982	119,937	239,327	204,991
Operating expenses:
Compensation, operating and administrative services	127,877	111,409	233,596	201,881
Depreciation and amortization	2,840	2,454	5,348	5,005
Operating income (loss)	$5,265	6,074	383	(1,895)

Asia Pacific
Revenue:
Transaction services	$45,189	41,312	73,837	66,212
Management services	28,041	26,263	55,881	49,706
Equity earnings	1,633	—	1,850	—
Other services	1,529	943	2,697	1,535
Intersegment revenue	33	—	61	—
	76,425	68,518	134,326	117,453
Operating expenses:
Compensation, operating and administrative services	71,589	58,593	128,362	107,571
Depreciation and amortization	1,938	1,863	3,760	3,668
Operating income	$2,898	8,062	2,204	6,214

Investment Management
Revenue:
Transaction and other services	$3,886	8,989	14,935	10,891
Advisory fees	43,084	32,518	81,353	60,768
Incentive fees	117,766	1,381	131,311	3,757
Equity earnings	7,910	4,674	6,820	3,783
Intersegment revenue	(29)	—	(58)	—
	172,617	47,562	234,361	79,199
Operating expenses:
Compensation, operating and administrative services	94,469	34,787	142,281	62,436
Depreciation and amortization	319	347	663	690
Operating income	$77,829	12,428	91,417	16,073

Segment Reconciling Items:
Total segment revenue	$519,880	329,958	856,198	569,531
Intersegment revenue eliminations	(498)	(240)	(662)	(529)
Reclassification of equity earnings	(9,593)	(4,630)	(8,649)	(3,738)
Total revenue	509,789	325,088	846,887	565,264

Total segment operating expenses	426,139	295,674	755,188	546,421
Intersegment operating expense eliminations	(498)	(240)	(662)	(529)
Total operating expenses before restructuring credits	425,641	295,434	754,526	545,892
Restructuring credits	(169)	(250)	(670)	(250)

Operating income	$84,317	29,904	93,031	19,622

(3) Restructuring Credits

For the three and six months ended June 30, 2006, total restructuring credits totaled $0.2 million and $0.7 million, respectively. For the three and six months ended June 30, 2005, total restructuring credits totaled $0.2 million and $0.2 million, respectively. These credits consist of the following ($ in millions):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Restructuring Credits	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Land Investment and Development Group	$(0.2)	—	(0.7)	—
Business Restructuring	—	(0.2)	—	(0.2)
Total Restructuring Credits	$(0.2)	(0.2)	(0.7)	(0.2)

Land Investment and Development Group

In 2001, we closed our non-strategic residential land business in the Americas region of the Investment Management segment. In the three and six months ended June 30, 2006, we sold assets from this business that resulted in gains of $0.2 million and $0.7 million, respectively.

Business Restructuring

Business restructuring charges include severance and professional fees associated with the realignment of our business. In 2002, we initiated a four percent reduction in workforce in Europe to meet expected global economic conditions. As a result of actual costs incurred from the restructuring varying from our original estimates, we recorded a net credit of $0.2 million in the second quarter of 2005. Actual costs incurred from business restructurings can vary from original estimates for a number of reasons, including the identification of additional facts and circumstances, the complexity of international labor law, developments in the underlying business resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions.

(4) Investments in Real Estate Ventures

As of June 30, 2006, we had total investments and loans of $111.2 million in approximately 30 separate property or real estate fund co-investments, and a $2.8 million investment in LoopNet, Inc. LoopNet operates an online marketplace for commercial real estate in the United States, and delivers technology and information services to commercial real estate organizations to manage their online listing presence and property marketing. Our investment in LoopNet is accounted for as an investment in available-for-sale securities under SFAS 115.

Within the $111.2 million of property or fund co-investments, loans of $3.7 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008. Following is a table summarizing our investments in real estate limited partnerships or similar entities ($ in millions):

Type of Interest	Percent Ownership of Real Estate Limited Partnership Venture	Accounting Method	Carrying Value

General partner	0% to 1%	Equity	$0.2
Limited partner with advisory agreements	<1% to 48.72%	Equity	110.5
Equity method			$110.7
Limited partner without advisory agreements	<1% to 5%	Cost	0.5
Total			$111.2

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. LIC I and LIC II invest in certain real estate ventures that own and operate commercial real estate. We have an effective 47.85% ownership interest in LIC I, and an effective 48.72% ownership interest in LIC II; primarily institutional investors hold the remaining 52.15% and 51.28% interests in LIC I and LIC II, respectively. Our investments in LIC I and LIC II are accounted for under the equity method of accounting in the accompanying consolidated financial statements. Additionally, a non-executive Director of Jones Lang LaSalle is an investor in LIC I on equivalent terms to other investors.

At June 30, 2006, LIC I and LIC II have unfunded capital commitments of $161.3 million and $109.3 million, respectively, of which our 47.85% and 48.72% shares are $77.2 million and $53.3 million, respectively, for future fundings of co-investments. These $77.2 million and $53.3 million commitments are part of our maximum potential unfunded commitments to LIC I and LIC II at June 30, 2006, which are euro 84.5 million ($108.0 million) and $255.2 million, respectively.

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and that LIC II will draw down on our commitment over the next six to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital.

As of June 30, 2006, LIC I maintains a euro 35 million ($44.8 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger (related to the credit ratings of one of LIC I’s investors and one of LIC II’s investors, who are unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clause becomes triggered, the facility to which that condition relates would be in default and would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 16.7 million ($21.4 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 84.5 million ($108.0 million) and to LIC II of $255.2 million discussed above. As of June 30, 2006, LIC I had euro 2.8 million ($3.5 million) of outstanding borrowings on the LIC I Facility, and LIC II had $7.8 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $3.3 million at June 30, 2006.

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

We apply the provisions of APB 18, SAB 59, and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. For the three and six months ended June 30, 2006, we have recorded no impairment charges. For the three and six months ended June 30, 2005, we recorded $0.3 million and $1.5 million, respectively, of such charges to “Equity in earnings (losses) from real estate ventures,” representing our equity share of the impairment charges against individual assets held by these ventures.

(5) Business Combinations, Goodwill and Other Intangible Assets

We have $541.7 million of unamortized identified intangibles and goodwill as of June 30, 2006 that are subject to the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $541.7 million of unamortized intangibles and goodwill, $500.3 million represents goodwill with indefinite useful lives, which we ceased amortizing beginning January 1, 2002. The remaining $41.4 million of identifiable intangibles (principally representing customer relationships and management contracts acquired) are amortized over their remaining finite useful lives.

In January 2006, we acquired Spaulding & Slye, a privately-held real estate services and investment company with offices in Boston and Washington, D.C. Spaulding & Slye delivers full-scale development, leasing, management, investment sales, construction and structured finance services to corporate, institutional and investor clients. Terms for the transaction, which was financed with Jones Lang LaSalle’s existing revolving credit facility, were $150 million cash paid at closing with provisions for additional consideration and an earn-out that are subject to certain contract provisions and performance. The fair value of the additional consideration is recorded as “Deferred business acquisition obligations” on our consolidated balance sheet, and consists of $20 million and $15 million to be paid in January 2008 and December 2008, respectively. Payment of the earn-out is subject to the achievement of certain performance conditions, and will be recorded at the time those conditions are met; the earn-out will not be recorded if the related conditions are not achieved. Intangible assets with finite useful lives, including the value of customer relationships acquired, certain restrictive agreements, and use of the Spaulding & Slye Investments name were attributed a total value of $41.6 million, and will be amortized over lives ranging from 3 to 10 years. The remaining direct costs of acquisition were attributed to goodwill.

In May 2006, we acquired Rogers Chapman, a privately-held specialist commercial real estate advisor in the United Kingdom. In June 2006, we acquired The Littman Partnership, a privately-held specialist-planning business, also in the United Kingdom. Aggregate consideration for the two transactions included cash paid at closing totaling 7.8 million pounds sterling ($14.4 million) with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. The fair value of the additional consideration is recorded in “Deferred business acquisition obligations” on our consolidated balance sheet, and consists of 0.6 million pounds sterling ($1.1 million) to be paid in 2009. Earn-out payments are subject to the achievement of certain performance conditions, and will be recorded at the time those conditions are met; each earn-out will be recorded only if the related conditions are achieved. Intangible assets with finite useful lives, including the value of customer relationships acquired and certain restrictive agreements, were attributed a total value of 0.5 million pounds sterling ($0.9 million), and will be amortized over lives of up to 3 years. The remaining direct costs of acquisitions were attributed to goodwill.

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
	Americas	Europe	Asia Pacific	Investment Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2006	$185,339	67,291	92,552	27,999	$373,181
Additions	143,764	14,967	—	—	158,731
Impact of exchange rate movements	—	4,774	464	1,344	6,582

Balance as of June 30, 2006	329,103	87,032	93,016	29,343	538,494

Accumulated Amortization

Balance as of January 1, 2006	$(15,457)	(5,755)	(6,825)	(9,413)	$(37,450)
Impact of exchange rate movements	—	(372)	(132)	(198)	(702)

Balance as of June 30, 2006	(15,457)	(6,127)	(6,957)	(9,611)	(38,152)

Net book value as of June 30, 2006	$313,646	80,905	86,059	19,732	$500,342

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
	Americas	Europe	Asia Pacific	Investment Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2006	$41,310	571	2,739	5,131	$49,751
Additions	41,641	948	—	—	42,589
Impact of exchange rate movements	—	52	38	374	464

Balance as of June 30, 2006	82,951	1,571	2,777	5,505	92,804

Accumulated Amortization

Balance as of January 1, 2006	$(37,237)	(571)	(2,421)	(5,131)	$(45,360)
Amortization expense	(5,420)	(61)	(189)	—	(5,670)
Impact of exchange rate movements	—	(52)	64	(374)	(362)

Balance as of June 30, 2006	(42,657)	(684)	(2,546)	(5,505)	(51,392)

Net book value as of June 30, 2006	$40,294	887	231	—	$41,412

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2006	$5.4
2007	6.8
2008	6.4
2009	3.5
2010	3.5
Thereafter	15.8
Total	$41.4

(6) Stock-based Compensation

The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan (“SAIP”) provides for the granting of various stock awards to eligible employees of Jones Lang LaSalle. Such awards include restricted stock units and options to purchase a specified number of shares of common stock. Under the plan, the total number of shares available to be issued is 12,110,000. There were approximately 2.8 million shares available for grant under the SAIP at June 30, 2006.

We adopted SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006 using the modified prospective approach. The adoption of SFAS 123R primarily impacts “Compensation and benefits” expense in our consolidated statement of earnings by changing prospectively our method of measuring and recognizing compensation expense on share-based awards from recognizing forfeitures as incurred to estimating forfeitures at the date of grant. The effect of this change as it relates to prior periods is reflected in “Cumulative effect of change in accounting principle, net of tax” in the consolidated statement of earnings. In the six month period ended June 30, 2006, we recorded a $1.8 million pre-tax, $1.2 million net of tax, gain for the cumulative effect of this accounting change.

In prior years, we did not recognize compensation cost on stock option awards in accordance with SFAS 123, as amended by SFAS 148. These provisions allowed entities to continue to apply the intrinsic value-based method under the provisions of APB 25. Accordingly, we provided disclosure of pro forma net income and net income per share as if the fair value-based method, defined in SFAS 123, as amended by SFAS 148, had been applied.

We have recognized other stock awards (including various grants of restricted stock units and offerings of discounted stock purchases under employee stock purchase plans) as compensation expense over the vesting period of those awards pursuant to APB 25 prior to January 1, 2006, and subsequently in accordance with SFAS 123R.

Share-based compensation expense is included within the “Compensation and benefits” line of our consolidated statement of earnings. Share-based compensation expense for the three and six months ended June 30, 2006 and 2005, respectively, consisted of the following ($ in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Stock option awards	$17	—	34	—
Restricted stock unit awards	10,129	5,498	17,206	10,168
ESPP	—	—	—	—
UK SAYE	60	30	110	(101)
	$10,206	5,528	17,350	10,067

The following table provides net income and pro forma net income per common share as if the fair value-based method had been applied to all awards for the three and six months ended June 30, 2005 ($ in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$24,751	16,169

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,786	8,832

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(5,781)	(10,125)
Pro forma net income	$23,756	14,876

Net earnings per share:
Basic—as reported	$0.80	0.52
Basic—pro forma	$0.77	0.48
Diluted—as reported	$0.74	0.48
Diluted—pro forma	$0.71	0.44

Stock Option Awards

We have generally granted stock options at the market value of common stock at the date of grant. Our options vest at such times and conditions as the Compensation Committee of our Board of Directors determines and sets forth in the award agreement; the most recent options granted (in 2003) vest over periods of up to five years. As a result of a change in compensation strategy, we do not currently use stock option grants as part of our employee compensation program; no options were granted in 2004 or 2005, and none have been granted through June 30, 2006.

The per share weighted average fair value of options granted during 2003 was $7.85 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected dividend yield	0.00%
Risk-free interest rate	3.56%
Expected life	6 to 9 years
Expected volatility	42.85%
Contractual terms	7 to 10 years

Stock option activity for the three months ended June 30, 2006, is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at March 31, 2006	577.5	$18.07
Granted	—	—
Exercised	(71.2)	17.91
Forfeited	—	—
Outstanding at June 30, 2006	506.3	$18.14	2.79 years	$35.1
Exercisable at June 30, 2006	481.2	$18.12	2.63 years	$33.4

Stock option activity for the six months ended June 30, 2006, is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at January 1, 2006	1,117.1	$19.86
Granted	—	—
Exercised	(589.4)	20.91
Forfeited	(21.4)	30.72
Outstanding at June 30, 2006	506.3	$18.14	2.79 years	$35.1
Exercisable at June 30, 2006	481.2	$18.12	2.63 years	$33.4

Until the adoption of SFAS 123R on January 1, 2006, we had not recognized any compensation expense for stock options granted at the market value of our common stock on the date of grant. As of June 30, 2006, we have approximately 506,300 options outstanding, of which approximately 25,100 options were unvested.

We recognized $0.02 million and $0.03 million of compensation expense related to the unvested options for the three and six months ended June 30, 2006, respectively. Approximately $0.07 million of compensation cost remains to be recognized on unvested options through 2008.

The fair values of shares underlying options that vested in the three months ended June 30, 2006 and 2005 were $1.8 million and $7.3 million, respectively, and in the six months ended June 30, 2006 and 2005 were $2.0 million and $7.9 million, respectively. The intrinsic values of options that vested in the three months ended June 30, 2006 and 2005 were $1.4 million and $3.2 million, respectively, and in the six months ended June 30, 2006 and 2005 were $1.6 million and $3.5 million, respectively.

The following table summarizes information about exercises of options occurring during the three and six months ended June 30, 2006 and 2005 ($ in millions):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Number of options exercised	71,196	155,663	589,379	721,589

Aggregate fair value	$5.8	6.8	39.5	30.6
Intrinsic value	4.5	3.1	27.2	13.2
Amount of cash received	$1.3	3.7	12.3	17.4

Tax benefit recognized	$1.7	1.1	10.3	4.8

Restricted Stock Unit Awards

Restricted stock activity for the three months ended June 30, 2006 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at March 31, 2006	2,856.7	$35.86
Granted	10.3	85.59
Vested	—	—
Forfeited	(39.3)	32.61
Unvested at June 30, 2006	2,827.7	$36.09	1.43 years	$145.5
Unvested shares expected to vest	2,677.0	$35.54	1.41 years	$139.2

Restricted stock activity for the six months ended June 30, 2006 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at January 1, 2006	2,078.6	$28.18
Granted	808.5	55.90
Vested	(13.5)	20.89
Forfeited	(45.9)	31.35
Unvested at June 30, 2006	2,827.7	$36.09	1.43 years	$145.5
Unvested shares expected to vest	2,677.0	$35.54	1.41 years	$139.2

As of June 30, 2006, there was $54.8 million of remaining unamortized deferred compensation related to unvested restricted stock units. The remaining cost of unvested restricted stock units granted through June 30, 2006 will be recognized over varying periods into 2011.

Approximately 13,500 restricted stock unit awards vested during the first six months of 2006. The vested shares had an aggregate fair value of $0.7 million and intrinsic value of $0.3 million, resulting in $0.4 million of cash received. As a result of the vesting, we recognized a tax benefit of $0.2 million on the vested shares. No restricted stock unit awards vested during the first six months of 2005.

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan - In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S.-based employees. Under the current plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 5% discount on the purchase price as of the end of a program period; program periods are now three months each. Employee contributions and our contributions vest immediately. Since its inception, 1,298,489 shares have been purchased under the program through June 30, 2006. During the three months ended June 30, 2006, 12,689 shares having a grant date market value of $87.55 were purchased under the program. During the six months ended June 30, 2006, 33,374 shares having a weighted average grant date market value of $80.72 were purchased under the program. No compensation expense is recorded with respect to this program.

UK SAYE - In November 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK-based operations. Our Compensation Committee approved the reservation of 500,000 shares for the SAYE on May 14, 2001. Under this plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 15% discount on the purchase price. Both employee and employer contributions vest over a period of three to five years. Employees have had the opportunity to contribute to the plan in 2002, 2005 and 2006. In 2002, employee and employer contributions resulted in the issuance of approximately 220,000 options at an exercise price of $13.63. Our contribution of $0.5 million is recorded as compensation expense over the vesting period. The first vesting of these options occurred in 2005 with the remaining to vest in 2007. In 2005, employee and employer contributions resulted in the issuance of approximately 106,000 options at an exercise price of $35.33. Our contribution of $0.7 million is recorded as compensation expense over the vesting period. The first vesting of these options will occur in 2008 with the remaining to vest in 2010. In 2006, employee and employer contributions resulted in the issuance of approximately 37,000 options at an exercise price of $58.96. Our contribution of $0.3 million will be recorded as compensation expense over the vesting period. The first vesting of these options will occur in 2009 with the remaining to vest in 2011.

(7) Earnings Per Share and Net Income Available to Common Shareholders

Earnings per share is calculated by dividing net income available to common shareholders by weighted average shares outstanding. To calculate net income available to common shareholders, we subtract dividend-equivalents (net of tax) to be paid on outstanding but unvested shares of restricted stock units from net income in the period the dividend is declared. Included in the calculations of net income available to common shareholders in the current period are dividend-equivalents of $0.25 per share on outstanding but unvested shares of restricted stock units that were part of the semi-annual cash dividend of $0.25 per share of Common Stock declared by the Company’s Board of Directors on April 19, 2006.

For the three and six months ended June 30, 2006, we calculated basic earnings per common share based on basic weighted average shares outstanding of 31.7 million and 31.6 million, respectively, and calculated diluted earnings per common share based on diluted weighted average shares outstanding of 33.8 million and 33.8 million, respectively. The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive impact of common stock equivalents. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods. We did not include in weighted average shares outstanding the 4,227,651 or 3,323,700 shares that had been repurchased as of June 30, 2006 and 2005, respectively, and which are held by one of our subsidiaries. See Part II, Item 2. Share Repurchases for additional information.

The table below details certain components in the calculation of earnings defined as “net income available to common shareholders,” as well as the per share impact of those components.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net income before cumulative effect of change in accounting principle	$66,216	24,751	69,596	16,169
Cumulative effect of change in accounting principle, net of tax	—	—	1,180	—
Net income	$66,216	24,751	70,776	16,169
Dividends on unvested common stock, net of tax benefit	521	—	521	—
Net income available to common shareholders	$65,695	24,751	70,254	16,169

Basic weighted average shares outstanding	31,688,327	31,039,575	31,600,591	31,153,475
Basic income per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$2.09	0.80	2.20	0.52
Cumulative effect of change in accounting principle, net of tax	—	—	0.04	—
Dividends on unvested common stock, net of tax benefit	(0.02)	—	(0.02)	—
Basic earnings per common share	$2.07	0.80	2.22	0.52

Diluted weighted average shares outstanding	33,821,945	33,512,356	33,796,465	33,624,487
Diluted income per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$1.96	0.74	2.06	0.48
Cumulative effect of change in accounting principle, net of tax	—	—	0.03	—
Dividends on unvested common stock, net of tax benefit	(0.02)	—	(0.01)	—
Diluted earnings per common share	$1.94	0.74	2.08	0.48

(8) Comprehensive Income (Loss)

For the three and six months ended June 30, 2006 and 2005, comprehensive income (loss) was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net income	$66,216	24,751	70,776	16,169

Other comprehensive income (loss):
Foreign currency translation adjustments	22,762	(19,628)	27,142	(28,747)
Unrealized holding gain on investments	2,805	—	2,805	—

Comprehensive income (loss)	$91,783	5,123	100,723	(12,578)

(9) Retirement Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost consisted of the following for the six months ended June 30, 2006 and 2005 ($ in thousands):

	2006	2005

Employer service cost - benefits earned during the year	$1,745	1,645
Interest cost on projected benefit obligation	4,427	4,094
Expected return on plan assets	(5,109)	(4,765)
Net amortization/deferrals	1,028	196
Recognized actual loss	111	90
Net periodic pension cost	$2,202	1,260

In the six months ended June 30, 2006, we have made $1.9 million in payments to our defined benefit pension plans. We expect to contribute a total of $4.0 million to our defined benefit pension plans in 2006. We made $9.1 million of contributions to these plans in the twelve months ended December 31, 2005.

(10) Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and six months ended June 30, 2006, included herein, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005, which have been filed with the SEC as part of our 2005 Annual Report on Form 10-K and are also available on our website (www.joneslanglasalle.com).

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

Because we are a services business, we are not capital intensive. As a result, our profits also produce strong cash returns. Over the past four years, we have used this cash strategically to:

•	Significantly pay down our debt, resulting in significantly reduced interest expense and allowing us the opportunity to purchase Spaulding & Slye and Rogers Chapman within our desired leverage ratio;
•	Purchase shares under our share repurchase programs and initiate a dividend program;
•	Invest for growth in important markets throughout the world; and
•	Co-invest in LaSalle Investment Management sponsored and managed funds.

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

G2: Global Corporate Real Estate Services. The accelerating trends of globalization and the outsourcing of real estate services by corporate occupiers support our decision to emphasize a truly global corporate real estate outsourcing and services business to serve their needs comprehensively. This service delivery capability helps us create new client relationships. In addition, current corporate clients are demanding multi-regional capabilities.

G3: Global Capital Markets. Our focus on the further development of our global Capital Markets service delivery capability reflects increasing international cross-border money flows to real estate, and the accelerated global marketing of assets that has resulted.

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

We committed resources to all G5 priorities during 2005 and the first half of 2006, and intend to continue to do so throughout 2006, as well. By continuing to invest in our future based on our view of how our strengths can support the needs of our clients, we intend to further grow our business and to maintain and expand our position as an industry leader in the process.

Businesses

Local Market Services
The services we offer to real estate investors in local markets around the world range from client-critical best practice process services (such as property management) to sophisticated and complex transactional services (such as leasing) that maximize real estate values. The skill set required to succeed in this environment includes financial knowledge coupled with the delivery of market and property operating organizations, ongoing technology investment and strong cash controls as the business is a fiduciary for client funds. The revenue streams associated with process services have annuity-like characteristics and tend to be less impacted by underlying economic conditions. The revenue stream associated with the sophisticated and complex transactional services is generally transaction-specific and conditioned upon the successful completion of the transaction. We compete in this area with traditional real estate and property firms. We differentiate ourselves on the basis of qualities such as our local presence aligned with our global platform, our research capability, our technology platform and our ability to innovate by way of new products and services.

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

We differentiate ourselves on the basis of qualities that include our integrated global platform, our research capability, our innovative technology platform and our ability to innovate through best practice products and services. Our strong strategic focus also provides a highly effective point of differentiation from our competitors. We have seen the demand for coordinated multi-national occupier services by global corporations increase, and we expect this trend to continue as these businesses refocus on core competencies. Consequently, we are focused on continuing to enhance our ability to deliver our services across all geographies globally in a seamless and coordinated fashion that best leverages our expertise for our clients’ benefit.

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

Because of the success we have had with our capital markets business, particularly in Europe and also with our global Hotels business, and because we expect the cross-border flow of real estate investments to remain strong, we are focused on enhancing our ability to provide capital markets services in an increasingly global fashion. This success leverages our regional market knowledge for clients who seek to benefit from a truly global capital markets platform.

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

We are compensated for our services through a combination of recurring advisory fees that are asset-based, together with incentive fees based on underlying investment return to our clients, which are generally recognized when agreed upon events or milestones are reached, and equity earnings realized at the exit of individual investments within funds. We have been successful in transitioning the mix of our fees for this business to advisory fee revenue which acts more like an annuity. We also have increasingly been seeking to form alliances with distributors of real estate investment funds to retail clients where we provide the real estate investment expertise. As a result of such efforts, we have been successful in attracting approximately $2.2 billion to these funds, which exist in all three global regions. Additionally, our strengthened balance sheet and continued cash generation position us for expansion in co-investment activity, which we believe will accelerate our growth in assets under management.

Summary of Critical Accounting Policies and Estimates

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 1 of the notes to consolidated financial statements for a summary of our significant accounting policies.

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

Interim Period Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which is typically paid out to employees in the first quarter of the year after it is earned. In our interim financial statements we accrue for most incentive compensation based on the percentage of revenue and compensation costs recorded to date relative to forecasted revenue and compensation costs for the full year, as substantially all incentive compensation pools are based upon full year revenues and profits. As noted in “Interim Information” of Note 1 of the notes to the consolidated financial statements, quarterly revenues and profits for the first three quarters of the year historically have been substantially lower than in the fourth quarter of the year. The impact of this incentive compensation accrual methodology is that we have accrued smaller percentages of incentive compensation in each of the first three quarters of the year, compared to the percentage of our incentive compensation accrued in the fourth quarter. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees. Incentive compensation pools that are not subject to the normal performance criteria are excluded from the standard accrual methodology and accrued for on a straight-line basis.

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

Given that individual incentive compensation awards are not finalized until after year end, we must estimate the portion of the overall incentive compensation pool that will qualify for this program. This estimation factors in the performance of the Company and individual business units, together with the target bonuses for qualified individuals. Then, when we determine, announce and pay incentive compensation in the first quarter of the year following that to which the incentive compensation relates, we true-up the estimated stock ownership program deferral and related amortization.

The table below sets forth the deferral estimated at year end, and the adjustment made in the first quarter of the following year to true-up the deferral and related amortization ($ in millions):

	December 31, 2005	December 31, 2004

Deferral of compensation, net of related amortization expense	$15.8	10.2
Decrease to deferred compensation in the first quarter of the following year	(0.3)	(0.9)

The table below sets forth the amortization expense related to the stock ownership program for the three and six months ended June 30, 2006 and 2005 ($ in millions):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Current compensation expense amortization for prior year programs	$4.8	2.8	9.5	5.8
Current deferral net of related amortization	(9.4)	(3.5)	(12.9)	(4.5)

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

•  Health Insurance - We self-insure our health benefits for all U.S.-based employees, although we purchase stop loss coverage on an annual basis to limit our exposure. We self-insure because we believe that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We engage an actuary who specializes in health insurance to estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we employ the same actuary to estimate the required reserve for unpaid health costs we would need at year-end.

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balance for the program related to 2006 is $7.1 million at June 30, 2006.

The table below sets out certain information related to the cost of this program for the three and six months ended June 30, 2006 and 2005 ($ in millions):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Expense to Company	$3.2	2.6	6.5	5.2
Employee contributions	0.9	0.6	1.8	1.2
Adjustment to prior year reserve	(0.3)	(0.5)	(0.3)	(0.5)
Total program cost	$3.8	2.7	8.0	5.9

•  Workers’ Compensation Insurance - Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for worker’s compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage an independent actuary who specializes in workers’ compensation to estimate our exposure based on actual experience. Given the significant judgmental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. We accrue the estimated adjustment to revenues for the differences between the actuarial estimate and our reserve on a periodic basis. The credits taken to revenue through the three months ended June 30, 2006 and 2005 were $0.8 million and $0.5 million, respectively. The credits taken to revenue through the six months ended June 30, 2006 and 2005 were $1.5 million and $1.0 million, respectively.

The reserves, which can relate to multiple years, were $8.1 million and $8.1 million, as of June 30, 2006 and 2005, respectively.

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

Professional indemnity insurance claims can be complex and take a number of years to resolve. Within our captive insurance company, we estimate the ultimate cost of these claims by way of specific claim reserves developed through periodic reviews of the circumstances of individual claims, as well as reserves against current year exposures on the basis of our historic loss ratio. The increase in the level of risk retained by the captive means we would expect that the amount and the volatility of our estimate of reserves will be increased over time. With respect to the consolidated financial statements, when a potential loss event occurs, management estimates the ultimate cost of the claims and accrues the related cost in accordance with SFAS 5, “Accounting for Contingencies” (“SFAS 5”).

The reserves estimated and accrued in accordance with SFAS 5, which relate to multiple years, were $15.4 million and $7.6 million, as of June 30, 2006 and 2005, respectively.

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

Based on our forecasted results for the full year, we have estimated an effective tax rate of 25.9% for 2006. We believe that this is an achievable rate due to the mix of our income and the impact of tax planning activities. For the six months ended June 30, 2005, we used an effective tax rate of 25.4%; we ultimately achieved an effective tax rate of 25.9% for the year ended December 31, 2005.

Items Affecting Comparability

Restructuring Credits

See Note 3 of the notes to consolidated financial statements for a discussion of restructuring credits.

LaSalle Investment Management Revenues

Our money management business is in part compensated through the receipt of incentive fees where performance of underlying funds’ investments exceeds agreed-to benchmark levels. Depending upon performance and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period. In the second quarter of 2006, the Firm recognized a gross incentive fee of $109.5 million from a single client, which contributes a net operating margin, after the deduction of all related expenses including compensation, of approximately 40 percent. The fee, determined from an independent third-party valuation of the related portfolio, is larger than usual due to the eight-year contractual measurement period, as well as outstanding performance execution by the Firm.

“Equity in earnings (losses) from real estate ventures” may also vary substantially from period to period for a variety of reasons, including as a result of: (i) impairment charges, (ii) realized gains on asset dispositions, or (iii) incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year or compared to a prior year.

The comparability of these items can be seen in Note 2 to notes to consolidated financial statements and is discussed further in Segment Operating Results included herein.

Foreign Currency

We operate in a variety of currencies, but report our results in U.S. dollars, as a result of which our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility makes it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations, as such results would demonstrate an apparent growth rate that would not have been consistent with the real underlying growth rate in the local operations.

In order to provide more meaningful period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition and results of operations, we have provided information about the impact of foreign currencies where we believe that it is necessary. In addition, we set out below information as to the key currencies in which the Company does business and their significance to reported revenues and operating results. The operating results sourced in U.S. dollars and pounds sterling understate the profitability of the businesses in the United States and the United Kingdom because they include the locally incurred expenses of our global office in Chicago and the European regional office in London. The revenues and operating income of the global investment management business are allocated to their underlying currency, which means that this analysis may not be consistent with the performance of the geographic Investor and Occupier Services (“IOS”) segments. In particular, as incentive fees are earned by this business, there may be significant shifts in the geographic mix of revenues and operating income.

The following table sets forth revenues and operating income (loss) derived from our most significant currencies ($ in millions, except for exchange rates).

	Pounds Sterling	Euro	Australian Dollar	U.S. Dollar	Other	Total

Revenues
Q1, 2006	$57.7	52.1	21.3	152.7	53.3	337.1
Q2, 2006	65.5	71.7	29.7	279.9	63.0	509.8
	$123.2	123.8	51.0	432.6	116.3	846.9

Q1, 2005	$52.1	37.4	19.9	81.9	48.9	240.2
Q2, 2005	66.4	52.1	28.0	105.6	73.0	325.1
	$118.5	89.5	47.9	187.5	121.9	565.3

Operating income (loss)
Q1, 2006	$(8.4)	6.9	(0.6)	8.2	2.6	8.7
Q2, 2006	(6.8)	12.2	4.2	68.6	6.1	84.3
	$(15.2)	19.1	3.6	76.8	8.7	93.0

Q1, 2005	$0.4	(3.3)	(0.7)	(8.9)	2.2	(10.3)
Q2, 2005	1.6	3.6	5.4	4.4	14.9	29.9
	$2.0	0.3	4.7	(4.5)	17.1	19.6

Average exchange rates (U.S. dollar equivalent of one foreign currency unit)
Q1, 2006	1.753	1.203	0.739	N/A	N/A	N/A
Q2, 2006	1.827	1.257	0.747	N/A	N/A	N/A

Q1, 2005	1.890	1.311	0.777	N/A	N/A	N/A
Q2, 2005	1.856	1.259	0.769	N/A	N/A	N/A

Seasonality

Historically, other than for our Investment Management segment, our revenue, operating income and net earnings in the first three calendar quarters have been substantially lower than in the fourth quarter. This seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. Our Investment Management segment earns performance fees on clients’ returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients and is therefore inherently unpredictable. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As a result, the results for the periods ended June 30, 2006 and 2005 are not indicative of the results to be obtained for the full fiscal year.

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

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

In order to provide more meaningful year-to-year comparisons of the reported results, we have included in the table below the U.S. dollar and local currency movements in the consolidated statements of earnings ($ in millions).

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Increase (Decrease) in U.S. Dollars		% Change in Local Currency

Total revenue	$509.8	$325.1	$184.7	57%	58%
Compensation and benefits	318.4	209.6	108.8	52%	52%
Operating, administrative and other	96.9	77.5	19.4	25%	26%
Depreciation and amortization	10.4	8.3	2.1	25%	25%
Restructuring credits	(0.2)	(0.2)	-	-	-
Total operating expenses	425.5	295.2	130.3	44%	45%
Operating income	$84.3	$29.9	$54.4

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Increase (Decrease) in U.S. Dollars		% Change in Local Currency

Total revenue	$846.9	$565.3	$281.6	50%	53%
Compensation and benefits	549.6	381.8	167.8	44%	47%
Operating, administrative and other	184.6	147.5	37.1	25%	28%
Depreciation and amortization	20.4	16.6	3.8	23%	25%
Restructuring credits	(0.7)	(0.2)	(0.5)	n.m.	n.m.
Total operating expenses	753.9	545.6	208.2	38%	41%
Operating income	$93.0	$19.6	$73.4
(n.m. - not meaningful; change greater than 100%)

All of the Firm’s operating segments achieved strong increases in revenue for both the second quarter and year-to-date 2006 compared with the same periods of the prior year. Revenue for the second quarter of 2006 was $509.8 million, an increase of $184.7 million, or 57% in U.S. dollars and 58% in local currencies. For the first half of the year, revenue was $846.9 million, an increase of $281.6 million, or 50% in U.S. dollars and 53% in local currencies, over the prior year. Results provided by the legacy Spaulding & Slye business represented 7% of the total increase in U.S. dollars for the first half of 2006 compared with 2005, while a $109.5 million incentive fee in the money management business represented 19%.

Operating expenses were $425.5 million for the second quarter of 2006 compared with $295.2 million for the same period in 2005, an increase of 44% in U.S. dollars and 45% in local currencies. Operating expenses for the first half of the year increased 38% in U.S. dollars and 41% in local currencies to $753.9 million. The increase was driven mainly by the impact of increased accrued incentive compensation due to the timing of the improved revenue performance and costs associated with the generation of additional revenue. Also contributing to the increase were strategic investments made in 2006, the full impact in the current year of strategic investments made throughout 2005, and the acquisition of Spaulding & Slye completed on January 3, 2006.

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

We have not allocated “Restructuring credits” to the business segments for segment reporting purposes; therefore, these credits are not included in the discussions below. Also, we continue to show “Equity in earnings (losses) from real estate ventures” within our revenue line for segment reporting, especially since it is a very integral part of our Investment Management segment.

Investor and Occupier Services

Americas
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Increase(Decrease)

Revenue	$134.9	$93.9	$41.0	44%
Operating expense	127.1	86.2	40.9	47%
Operating income	$7.8	$7.7	$0.1

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Increase(Decrease)

Revenue	$248.2	$167.9	$80.3	48%
Operating expense	241.2	165.2	76.0	46%
Operating income	$7.0	$2.7	$4.3

In the Americas, revenue for the second quarter of 2006 was $134.9 million, an increase of 44% over the prior year, while for the first half of the year, revenue increased to $248.2 million, an increase of 48% over the same period in 2005. In 2006, the second quarter and the first half of the year benefited from growth in the region’s significant product lines as well as the acquisition of Spaulding & Slye. Of the Americas total increase in U.S. dollars from 2005 to 2006, the legacy Spaulding & Slye business contributed 44% for the quarter and 46% for the first half of the year.

At the end of 2005, the Americas reoriented part of its operations to focus on “Markets” and “Accounts.” The goal of the Markets organization is to maximize the Firm’s local competitive position in its targeted markets. The Accounts organization focus is on service delivery and strategic advice to multi-geographic corporate clients. Capital Markets, Public Institutions, Retail and Regional Operations (Canada and Latin America) remain separate Americas businesses.

Revenue was strong in each of the Markets and Accounts organizations for both the quarter and year to date in 2006, and in aggregate increased over 50% for both periods compared with the prior year as increased activity from new client wins in late 2005 has now started to contribute to the results. Transaction revenue was up 59% for the quarter and 66% for the first half of the year compared with 2005 due to an increased number of large transactions that closed in 2006. Management service revenue was up 31% for the quarter and 35% year to date over 2005, due to the growth of project and development services where the firm has been particularly successful with its multi-site project product line. Revenue in the Americas Hotels business more than tripled in the second quarter of 2006, compared with 2005, due to the closing of several significant transactions in the quarter, in addition to benefits from the acquisition of the select service hotel real estate broker and advisory firm completed late in the second quarter of 2005.

Total operating expenses for the quarter and year to date increased 47% and 46%, respectively, over the prior year as the result of continued investment activity throughout the region, higher compensation costs associated with revenue-generating activities and the Spaulding & Slye acquisition.

Europe
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Increase(Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$136.0	$119.9	$16.1	13%	14%
Operating expense	130.7	113.8	16.9	15%	16%
Operating income	$5.3	$6.1	$(0.8)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Increase(Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$239.3	$205.0	$34.3	17%	21%
Operating expense	238.9	206.9	32.0	15%	18%
Operating income (loss)	$0.4	$(1.9)	$2.3

Europe’s second-quarter revenue increased 13% in U.S. dollars, 14% in local currencies to $136.0 million, and 17% in U.S. dollars, 21% in local currencies to $239.3 million, for the first half of the year. Transaction services revenue was up 17% for the quarter and 24% year to date in U.S. dollars over the prior year, driven by capital markets and agency leasing. For the first half of 2006, capital markets revenues were up 66% and agency leasing revenues were up 16% compared with the prior year. The year-to-date revenue is a more comparable measure to the prior year as the Easter holiday was in different quarters in the past two years, impacting the quarterly results.

Germany and France continued their momentum and experienced robust growth as a result of improved market conditions and ongoing international capital flowing into those countries. Driven primarily by capital markets activity, Germany’s revenue was up approximately 60% in local currencies for both the second quarter and year to date compared with 2005. France has experienced revenue growth of 38% and 71%, respectively, for the quarter and year to date in local currencies, compared with 2005. Favorable activity in Central and Eastern Europe, including Russia, has continued, with revenue for the first half of the year up 65% for the group in local currencies over last year. The growth across almost all markets was partially offset by declines in Sweden and the European Hotels business. Revenue in the United Kingdom was flat for the quarter year over year but was up 11% for the first half of the year compared with 2005.

In line with Europe’s long-term strategy to build a market-leading transaction and advisory business, two acquisitions in the United Kingdom were completed during the second quarter of 2006. The acquisitions of Rogers Chapman, a specialist commercial real estate advisor with 53 employees, and The Littman Partnership, a specialist-planning business with six individuals, will allow the Firm to achieve greater market penetration and to improve the level of service to our clients.

Operating expenses in 2006 increased by 15% in U.S. dollars for both the second quarter and first half of the year compared with 2005, and increased by 16% and 18% in local currencies for the quarter and year to date, respectively. The increase was due to the commitment to growth and making strategic investments across businesses in addition to opening new offices in Ukraine, Kazakhstan and Spain. Higher incentive compensation resulted from improved revenue and operating performance on a year-to-date basis as 2006 had operating income of $0.4 million compared with an operating loss of $1.9 million in 2005.

Asia Pacific
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Increase(Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$76.4	$68.5	$7.9	12%	13%
Operating expense	73.5	60.4	13.1	22%	23%
Operating income	$2.9	$8.1	$(5.2)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Increase(Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$134.3	$117.4	$16.9	14%	17%
Operating expense	132.1	111.2	20.9	19%	21%
Operating income	$2.2	$6.2	$(4.0)

Second-quarter revenue for the Asia Pacific region was up 12% in U.S. dollars and 13% in local currencies to $76.4 million from the prior year and, on a year-to-date basis, up 14% and 17% in U.S. dollars and local currencies, respectively to $134.3 million. Revenue growth in the first half of the year was driven equally by transaction services and management services revenue, which each grew 12% in U.S. dollars. The second-quarter growth over the prior year was led by Australia with revenues up 19% in local currencies over last year, as it benefited from healthy growth across the majority of its product lines. The growth markets of China and India continued to track with revenue increases of 23% and 32%, respectively. For the first half of the year, Japan’s and Hong Kong’s combined revenue was flat year over year but based on the current transaction pipelines, modest growth is anticipated in the second half of 2006. On a year-to-date basis, Australia contributed approximately 46% to the region’s revenue growth with the remaining growth being delivered by China, India and Singapore.

The increase in operating expenses for the Asia Pacific region for both the second quarter and first half of 2006 was primarily a result of the Firm’s continued investment in people and technology infrastructure along with market expansion supporting the opening of new offices across the region. During the quarter, we began operations in Ho Chi Minh City, Vietnam. The 2005 operating expenses included a benefit of a credit of $1.6 million received from a litigation settlement.

Investment Management
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Increase(Decrease) in U.S. dollars		% Change in Local Currency

Revenue	$164.7	$42.9	$121.8	n.m.	n.m.
Equity earnings	7.9	4.7	3.2	69%	69%
Total revenue	172.6	47.6	125.0	n.m.	n.m.
Operating expense	94.8	35.2	59.6	n.m.	n.m.
Operating income	$77.8	$12.4	$65.4

	Six Months Ended	Six Months Ended			% Change in Local
	June 30, 2006	June 30, 2005	Increase(Decrease) in U.S. dollars		Currency

Revenue	$227.5	$75.4	$152.1	n.m.	n.m.
Equity earnings	6.8	3.8	3.0	80%	80%
Total revenue	234.3	79.2	155.1	n.m.	n.m.
Operating expense	142.9	63.1	79.8	n.m.	n.m.
Operating income	$91.4	$16.1	$75.3
(n.m. - not meaningful; change greater than 100%)

LaSalle Investment Management’s second-quarter revenue in 2006 in U.S. dollars was $172.6 million compared with $47.6 million in 2005, while revenue for the first half of the year increased to $234.3 million from $79.2 million. The increase in revenue over 2005 was driven by two significant incentive fees totaling $117 million earned in the quarter.

Incentive fees can vary significantly from period to period due to both the performance of the underlying funds’ investments and the timing of the contractual measurement period. During the second quarter of 2006, a single incentive fee of $109.5 million was earned as a result of a final asset portfolio valuation that was completed at the end of the quarter. The values of the assets, which were supported by independent third-party valuations, were significantly higher than previously expected due to the strong performance of the portfolio. The fee covered an eight-year period ending June 30, 2006.

Advisory fees, which provide annuity revenue, were $43 million for the second quarter of 2006, compared with $33 million in 2005, an increase of 32% over the prior year and an increase of 34%, to $81 million, on a year-to-date basis. The increase in advisory fees was driven by the continued strong growth in the assets currently under management. The acquisition of CenterPoint Properties Trust on behalf of a joint venture with a key client completed during the first quarter of 2006 also contributed to the increase in on-going advisory fees.

LaSalle Investment Management’s assets under management grew to almost $37 billion at the end of the second quarter of 2006 compared with $28 billion a year ago. Total investments made during the first half of the current year on behalf of clients, including the CenterPoint acquisition, were $6.4 billion.

Performance Outlook

The Firm continues to benefit from the effective execution of its strategic initiatives, favorable market conditions and its globally diverse business platform. Based on the year-to-date strong performance, the Firm expects to increase and accelerate its investment activity throughout the globe in people, product lines and infrastructure to support its continued focus on long-term growth objectives. The incremental strategic investments for the full year are anticipated to be approximately $25 million, of which $7 million has been spent through the first half of the year.

Consolidated Cash Flows

Cash Flows From Operating Activities

During the six months ended June 30, 2006, cash flows used in operating activities totaled $32.0 million compared to $57.1 million in the first two quarters of 2005. The cash flows from operating activities can be further divided into $115.8 million of cash generated from earnings, compared to $47.4 million in 2005, and $147.8 million of net cash outflows from changes in working capital, compared to $104.5 million in 2005. The $43.3 million increase in net cash outflows from changes in working capital in the current year is driven by the increase in receivables balances between December 2005 and June 2006, primarily from LaSalle Investment Management incentive fees and the addition of the legacy Spaulding & Slye business to our results. The increase in receivables was partially offset by increases in accrued compensation and accounts payable compared to prior periods, a result of increased operational activity in 2006.

Cash Flows From Investing Activities

We used $223.0 million of cash in investing activities in the six months ended June 30, 2006, which was an increase in cash used of $195.8 million from the $27.2 million used in investing activities in the first six months of 2005. The increase in cash used is principally due to the Spaulding & Slye and Rogers Chapman acquisitions; also contributing to the change are increases in capital contributions and advances to real estate ventures, as well as net capital additions, as compared to the first six months of 2005.

Cash Flows From Financing Activities

Financing activities provided $250.3 million of net cash in the first six months of 2006 compared with $75.5 million in the same period of 2005. The $174.8 million increase in cash provided by financing activities over 2005 was driven by $203.3 million more in borrowings under credit facilities in the current year, largely to pay for the Spaulding & Slye acquisition, but also for increased co-investment funding to support growth in the money management business and capital expenditures greater than historical levels. The additional borrowings were partially offset by $43.7 million more of debt repayments in the first six months of 2006 compared to the same period in 2005.

Liquidity and Capital Resources

Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, issuances of our common stock and borrowings under our credit facilities. On March 1, 2006, we renegotiated our unsecured revolving credit facility, increasing the facility to $450 million and extending the term to March 2011. We also have capacity to borrow up to an additional $39.8 million under local overdraft facilities. Pricing on the $450 million facility ranges from LIBOR plus 55 basis points to LIBOR plus 130 basis points. As of June 30, 2006, our pricing on the revolving credit facility was LIBOR plus 72.5 basis points. This facility will continue to be utilized for working capital needs, investments, capital expenditures, and acquisitions. Interest and principal payments on outstanding borrowings against the facility will fluctuate based on our level of borrowing needs.

As of June 30, 2006, we had $285.0 million outstanding under the revolving credit facility. The average borrowing rate on the revolving credit agreement was 5.2% in the second quarter of 2006, as compared with an average borrowing rate of 3.9% in the second quarter of 2005. We also had short-term borrowings (including capital lease obligations) of $15.2 million outstanding at June 30, 2006, with $9.7 million of those borrowings attributable to local overdraft facilities.

With respect to the revolving credit facility, we must maintain a consolidated net worth of at least $450 million, a leverage ratio not exceeding 3.25 to 1, and a minimum interest coverage ratio of 2.5 to 1. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment and acquisition. We are in compliance with all covenants as of June 30, 2006.

The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2005 or the first six months of 2006, and none were outstanding as of June 30, 2006.

We believe that the revolving credit facility, together with local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures, co-investment activity, share repurchases and dividend payments.

With respect to our co-investment activity, we had total investments and loans of $111.2 million as of June 30, 2006 in approximately 30 separate property or real estate fund co-investments. Within this $111.2 million, loans of $3.7 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. LIC I and LIC II invest in certain real estate ventures that own and operate commercial real estate. We have an effective 47.85% ownership interest in LIC I, and an effective 48.72% ownership interest in LIC II; primarily institutional investors hold the remaining 52.15% and 51.28% interests in LIC I and LIC II, respectively. Our investments in LIC I and LIC II are accounted for under the equity method of accounting in the accompanying consolidated financial statements. Additionally, a non-executive Director of Jones Lang LaSalle is an investor in LIC I on equivalent terms to other investors.

At June 30, 2006, LIC I and LIC II have unfunded capital commitments of $161.3 million and $109.3 million, respectively, of which our 47.85% and 48.72% shares are $77.2 million and $53.3 million, respectively, for future fundings of co-investments. These $77.2 million and $53.3 million commitments are part of our maximum potential unfunded commitments to LIC I and LIC II at June 30, 2006, which are euro 84.5 million ($108.0 million) and $255.2 million, respectively.

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and that LIC II will draw down on our commitment over the next six to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital.

As of June 30, 2006, LIC I maintains a euro 35 million ($44.8 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger (related to the credit ratings of one of LIC I’s investors and one of LIC II’s investors, who are unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses become triggered, the facility to which that condition relates would be in default and would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 16.7 million ($21.4 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 84.5 million ($108.0 million) and to LIC II of $255.2 million discussed above. As of June 30, 2006, LIC I had euro 2.8 million ($3.5 million) of outstanding borrowings on the LIC I Facility, and LIC II had $7.8 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $3.3 million at June 30, 2006.

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

We repurchased 279,900 shares in the first six months of 2006 at an average price of $72.30 per share under a share repurchase program approved by our Board of Directors on September 15, 2005. Under our current share repurchase program, we are authorized to repurchase up to 2,000,000 shares, of which 899,100 total shares have been repurchased through June 30, 2006. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. We have repurchased a total of 4,227,651 shares since the first repurchase program approved by our Board of Directors on October 30, 2002.

The Company announced on April 19, 2006 that its Board of Directors declared a semi-annual cash dividend of $0.25 per share of its Common Stock. The dividend was paid on June 15, 2006, to holders of record at the close of business on May 15, 2006. A dividend-equivalent of $0.25 per share was also paid simultaneously on outstanding but unvested shares of restricted stock units granted under the SAIP or in lieu of certain cash bonus payments under our Stock Ownership Plan. The current dividend plan approved by the Board anticipates a total annual dividend of $0.50 per common share, however there can be no assurance that future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remains subject to final determination by the Company's Board of Directors.

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

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our revolving multi-currency credit facility that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the revolving credit facility were $277.9 million during the three months ended June 30, 2006, and the effective interest rate on that facility was 5.2%. As of June 30, 2006, we had $285.0 million outstanding under the revolving credit facility. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2005 or the first six months of 2006, and we had no such agreements outstanding at June 30, 2006.

Foreign Exchange

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenues outside of the United States totaled 49% and 67% of our total revenues for the six months ended June 30, 2006 and 2005, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound (15% of revenues for the six months ended June 30, 2006) and the euro (15% of revenues for the six months ended June 30, 2006).

We mitigate our foreign currency exchange risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs. The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our translation exposure to British pounds.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At June 30, 2006, we had forward exchange contracts in effect with a gross notional value of $291.0 million ($276.5 million on a net basis) with a market and carrying gain of $1.8 million. The carrying gain is offset by a carrying loss in associated intercompany loans such that the net impact to earnings is not significant.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of June 30, 2006, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1. Legal Proceedings

See Note 10 of the notes to consolidated financial statements for discussion of the Company’s legal proceedings.

Item 2. Share Repurchases

The following table provides information with respect to approved share repurchase programs for Jones Lang LaSalle:

	Total number of shares purchased	Average price paid per share (1)	Cumulative number of shares purchased as part of publicly announced plan	Shares remaining to be purchased under plan (2)

January 1, 2006 -
January 31, 2006	1,186	$49.63	620,386	1,379,614

February 1, 2006 -
February 28, 2006	50,000	$68.08	670,386	1,329,614

March 1, 2006 -
March 31, 2006	73,714	$69.04	744,100	1,255,900

April 1, 2006 -
April 30, 2006	—	—	744,100	1,255,900

May 1, 2006 -
May 31, 2006	—	—	744,100	1,255,900

June 1, 2006 -
June 30, 2006	155,000	$75.38	899,100	1,100,900

Total	279,900	$72.30

(1) Total average price paid per share is a weighted average for the six month period.

(2) Since October 2002, our Board of Directors has approved four share repurchase programs. Each succeeding program has replaced the prior repurchase program, such that the program approved on September 15, 2005 is the only repurchase program in effect as of June 30, 2006. Board approval allows for purchase of our outstanding common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. The following table details the activities for each of our approved share repurchase programs:

Repurchase Plan Approval Date	Shares Approved for Repurchase	Shares Repurchased through June 30, 2006

October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	1,128,551
September 15, 2005	2,000,000	899,100
		4,227,651

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 25, 2006, the following business was conducted:

A.	Shareholders elected four directors as follows for a one year term expiring at the 2007 Annual Meeting of Shareholders:

	Votes For	Votes Withheld
Sir Derek Higgs	29,658,576	1,934,602
Lauralee E. Martin	30,456,259	1,136,919
Alain Monié	31,461,094	132,084
Thomas C. Theobald	31,210,037	383,141

B.	Shareholders ratified the appointment of KPMG LLP as the Company's independent registered public accounting firm for the year ending December 31, 2006 as follows:

Votes For: 30,727,085	(86.07% of outstanding shares)
Votes Against: 862,085
Votes Abstained: 4,008

C.	Shareholders approved an increase in the number of shares of the Company’s Common stock reserved for issuance under the Jones Lang LaSalle Savings Related Share Option (UK) Plan by 500,000 as follows:

Votes For: 27,985,984	(78.39% of outstanding shares)
Votes Against: 1,503,577
Votes Abstained: 9,008

Item 5. Other Information

Corporate Governance

Our policies and practices reflect corporate governance initiatives that we believe comply with the listing requirements of the New York Stock Exchange, on which our common stock is traded, the corporate governance requirements of the Sarbanes-Oxley Act of 2002 as currently in effect, various regulations issued by the United States Securities and Exchange Commission and certain provisions of the General Corporation Law in the State of Maryland, where Jones Lang LaSalle is incorporated.

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

Signature

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August, 2006.

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