Form 10-Q
period 2006-09-30
JONES LANG LASALLE INC
filed 2006-11-08
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission File Number 1-13145

Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland
(State or other jurisdiction of incorporation or organization)

36-4150422
(I.R.S. Employer Identification No.

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

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on October 27, 2006 was 36,517,641, which includes 4,349,651 shares held by a subsidiary of the registrant.

Part I	Financial Information
Item 1.	Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
($ in thousands, except share data)

Assets	September 30, 2006 (unaudited)	December 31, 2005
Current assets:
Cash and cash equivalents	$34,060	28,658
Trade receivables, net of allowances of $9,230 and $5,551	460,862	415,087
Notes and other receivables	31,217	15,231
Prepaid expenses	27,535	22,442
Deferred tax assets	36,374	35,816
Other	16,860	13,864
Total current assets	606,908	531,098

Property and equipment, net of accumulated depreciation of $170,287 and $158,064	105,992	82,186
Goodwill, with indefinite useful lives, net of accumulated amortization of $38,118 and $37,450	512,778	335,731
Identified intangibles, with finite useful lives, net of accumulated amortization of $54,893 and $45,360	39,837	4,391
Investments in real estate ventures	127,487	88,710
Long-term receivables	23,006	20,931
Deferred tax assets	59,547	59,262
Other	27,540	22,460
	$1,503,095	1,144,769

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$157,705	155,741
Accrued compensation	322,153	300,847
Short-term borrowings	19,220	18,011
Deferred tax liabilities	1,601	400
Deferred income	26,921	20,823
Other	38,140	26,813
Total current liabilities	565,740	522,635

Noncurrent liabilities:
Credit facilities	158,029	26,697
Deferred tax liabilities	2,273	3,079
Deferred compensation	21,553	15,988
Minimum pension liability	17,621	16,753
Deferred business acquisition obligations	33,539	—
Other	30,774	23,614
Total liabilities	829,529	608,766

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 36,486,588 and 35,199,744 shares issued and outstanding	365	352
Additional paid-in capital	655,290	606,000
Retained earnings	186,979	100,142
Stock held by subsidiary	(162,480)	(132,791)
Stock held in trust	(1,405)	(808)
Accumulated other comprehensive loss	(5,183)	(36,892)
Total stockholders’ equity	673,566	536,003
	$1,503,095	1,144,769

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Earnings
For the Three and Nine Months Ended September 30, 2006 and 2005
($ in thousands, except share data) (unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Revenue	$462,317	326,384	1,309,204	891,648

Operating expenses:
Compensation and benefits	313,711	211,035	863,326	592,800
Operating, administrative and other	99,796	79,702	284,353	227,184
Depreciation and amortization	11,523	8,322	31,877	24,967
Restructuring charges (credits)	—	721	(670)	471
Operating expenses	425,030	299,780	1,178,886	845,422

Operating income	37,287	26,604	130,318	46,226

Interest expense, net of interest income	4,112	1,333	11,799	3,019
Equity in earnings from real estate ventures	773	2,366	9,422	6,104

Income before provision for income taxes	33,948	27,637	127,941	49,311
Provision for income taxes	9,251	7,020	33,648	12,525

Net income before cumulative effect of change in accounting principle	24,697	20,617	94,293	36,786
Cumulative effect of change in accounting principle, net of tax	—	—	1,180	—
Net income	$24,697	20,617	95,473	36,786

Net income available to common shareholders (Note 7)	$24,697	20,231	94,951	36,400

Basic earnings per common share	$0.77	0.64	2.99	1.16

Basic weighted average shares outstanding	32,106,994	31,576,006	31,771,247	31,296,057

Diluted earnings per common share	$0.73	0.61	2.85	1.10

Diluted weighted average shares outstanding	33,751,054	33,425,883	33,319,566	32,990,066

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2006
($ in thousands, except share data) (unaudited)

							Accu-
							mulated
							Other
					Stock		Compre-
			Additional		Held by	Stock	hensive
	Common Stock		Paid-In	Retained	Subsi-	Held in	Income
	Shares (1)	Amount	Capital	Earnings	diary	Trust	(Loss)	Total

Balances at December 31, 2005	35,199,744	$352	606,000	100,142	(132,791)	(808)	(36,892)	$536,003

Net income	—	—	—	95,473	—	—	—	95,473

Shares issued under stock compensation programs	1,286,844	13	901	—	—	—	—	914
Tax benefits of vestings and exercises	—	—	27,375	—	—	—	—	27,375
Amortization of stock compensation	—	—	21,014	—	—	—	—	21,014

Shares acquired by subsidiary (1)	—	—	—	—	(29,689)	—	—	(29,689)
Stock held in trust	—	—	—	—	—	(597)	—	(597)
Dividends declared	—	—	—	(8,636)	—	—	—	(8,636)

Foreign currency translation adjustments	—	—	—	—	—	—	29,804	29,804
Unrealized holding gain on investments	—	—	—	—	—	—	1,905	1,905

Balances at September 30, 2006	36,486,588	$365	655,290	186,979	(162,480)	(1,405)	(5,183)	$673,566

(1)
Shares repurchased under our share repurchase programs are not cancelled, but are held by one of our subsidiaries. The 4,349,651 shares we have repurchased through September 30, 2006 are included in the 36,486,588 shares total of our common stock account, but are deducted from our share count for purposes of calculating earnings per share.

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
($ in thousands) (unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Cash flows from operating activities:
Cash flows from earnings:
Net income	$95,473	36,786
Reconciliation of net income to net cash provided by earnings:
Cumulative effect of change in accounting principle, net of tax	(1,180)	—
Depreciation and amortization	31,877	24,967
Equity in earnings from real estate ventures	(9,422)	(6,104)
Operating distributions from real estate ventures	15,243	5,568
Provision for loss on receivables and other assets	4,916	2,194
Amortization of deferred compensation	26,931	15,332
Amortization of debt issuance costs	519	543
Net cash provided by earnings	164,357	79,286

Cash flows from changes in working capital:
Receivables	(68,752)	38,689
Prepaid expenses and other assets	(10,878)	(2,025)
Deferred tax assets, net	(448)	4,170
Excess tax benefits from share-based payment arrangements	(24,475)	—
Accounts payable, accrued liabilities and accrued compensation	94,380	(108,874)
Net cash flows from changes in working capital	(10,173)	(68,040)
Net cash provided by operating activities	154,184	11,246

Cash flows from investing activities:
Net capital additions - property and equipment	(44,126)	(21,908)
Business acquisitions	(182,663)	(4,885)
Capital contributions and advances to real estate ventures	(58,733)	(19,850)
Distributions, repayments of advances and sale of investments	16,551	7,572
Net cash used in investing activities	(268,971)	(39,071)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	715,277	444,957
Repayments of borrowings under credit facilities	(584,454)	(407,187)
Shares repurchased for payment of employee taxes on stock awards	(17,288)	(9,481)
Shares repurchased under share repurchase program	(29,689)	(43,304)
Excess tax benefits from share-based payment arrangements	24,475	—
Common stock issued under stock option plan and stock purchase programs	20,504	38,726
Payment of dividends	(8,636)	—
Net cash provided by financing activities	120,189	23,711

Net increase (decrease) in cash and cash equivalents	5,402	(4,114)
Cash and cash equivalents, January 1	28,658	30,143
Cash and cash equivalents, September 30	$34,060	26,029

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,751	3,218
Income taxes, net of refunds	27,562	14,447
Non-cash financing activities:
Cash dividends declared but not paid	—	9,259
Deferred business acquisition obligations	32,069	—

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)

Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which may also be referred to as “the Company” or as “the Firm,” “we,” “us” or “our”) for the year ended December 31, 2005, which are included in Jones Lang LaSalle’s 2005 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the “Summary of Critical Accounting Policies and Estimates” section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein, for further discussion of our accounting policies and estimates.

(1) Summary of Significant Accounting Policies

Interim Information

Our consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, other than for our Investment Management segment, our revenue, operating income and net earnings in each of the first three calendar quarters have been substantially lower than in the fourth quarter. This seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. Our Investment Management segment earns performance fees on clients’ returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients and is therefore inherently unpredictable. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended September 30, 2006 and 2005 are not indicative of the results to be obtained for the full fiscal year.

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

Revenue Recognition

The SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 104, provides guidance on the application of United States generally accepted accounting principles (“U.S. GAAP”) to selected revenue recognition issues. Additionally, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), provides guidance on the application of U.S. GAAP to revenue transactions with multiple deliverables.

We categorize our revenues as advisory and management fees, transaction commissions, project and development management and construction management fees. We recognize advisory and management fees related to property management services, valuation services, corporate property services, strategic consulting and money management as income in the period in which we perform the related services. We recognize transaction commissions related to agency leasing services, capital markets services and tenant representation services as income when we provide the related service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies have been satisfied. Project and development management and construction management fees are recognized applying the “percentage of completion” method of accounting. We use the efforts expended method to determine the extent of progress towards completion for project and development management fees and costs incurred to total estimated costs for construction management fees. Construction management fees, which are gross construction services revenues net of subcontract costs, were $2.5 million and $9.0 million for the three and nine months ended September 30, 2006, respectively. Gross construction services revenues totaled $36.9 million and $103.7 million, and subcontract costs totaled $34.4 million and $94.7 million for the same three and nine month periods.

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

Most of our service contracts use the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $139.6 million and $128.9 million for the three months ended September 30, 2006 and 2005, respectively. Such costs aggregated approximately $443.4 million and $354.0 million for the nine months ended September 30, 2006 and 2005, respectively. This treatment has no impact on operating income, net income or cash flows.

Investments in Real Estate Ventures

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 48.72% of the respective ventures. We apply the provisions of the following guidance when accounting for these interests:

• FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”)
• EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”)
• AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” as amended by FASB Staff Position No. SOP 78-9-a (“SOP 78-9-a”)
• Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”)
• EITF Topic No. D-46, “Accounting for Limited Partnership Investments” (“EITF D-46”)

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

We also hold an investment in equity securities with readily determinable fair values, and have classified the securities as available-for sale securities under the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains or losses on investments in such securities are reported as a component of “Accumulated other comprehensive income (loss)” within stockholders’ equity until realized.

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

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS and by country groupings in Europe, Middle East and Africa IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2006 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss.

See Note 5 for additional information on business combinations, goodwill and other intangible assets.

Stock-based Compensation

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” These provisions allowed entities to continue to apply the intrinsic value-based method under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provide disclosure of pro forma net income and net income per share as if the fair value-based method, defined in SFAS 123 as amended by SFAS 148, had been applied. We elected to apply the provisions of APB 25 in accounting for stock options and other stock awards, and accordingly, recognized no compensation expense for stock options granted at the market value of our common stock on the date of grant, or for 15% discounts on stock purchases under our U.S. Employee Stock Purchase Plan (“ESPP”). We did recognize compensation expense over the vesting period of other stock awards (including various grants of restricted stock units and offerings of discounted stock purchases under our Jones Lang LaSalle Savings Related Share Option (UK) Plan) pursuant to APB 25.

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

Fair Value Measurements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R. The Company is required to apply the guidance of SFAS 157 beginning January 1, 2008. Management has not yet determined what impact the application of SFAS 157 will have on our consolidated financial statements.

Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 does not change the basic approach to measuring plan assets, benefit obligations, or annual net periodic benefit cost in SFAS 87, “Employers’ Accounting for Pensions,” but requires recognition on the balance sheet of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability, with changes in the funded status in the year in which the changes occur recognized in comprehensive income. The Company is required to apply the guidance of SFAS 158 in preparation of our consolidated financial statements for the year ended December 31, 2006. Management has not yet determined what impact the application of SFAS 158 will have on our consolidated financial statements.

The Effect of Prior Year Errors on Current Year Materiality Evaluations
In September 2006, the SEC Staff issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires SEC registrants to consider the effect of all carry over and reversing effects of uncorrected errors in previous years when quantifying errors in current year financial statements. The Company is required to apply the guidance of SAB 108 in preparation of our consolidated financial statements for the year ended December 31, 2006. Management has not yet determined what impact the application of SAB 108 will have on our consolidated financial statements.

(2) Business Segments

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe, Middle East and Africa (“EMEA”), and
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

Our measure of segment operating results excludes “Restructuring charges (credits),” as we have determined that it is not meaningful to investors to allocate such amounts to our segments. See Note 3 for discussion of “Restructuring charges (credits).” Also, for segment reporting we continue to show “Equity in earnings (losses) from real estate ventures” within our revenue line, especially since it is an integral part of our Investment Management segment. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without restructuring charges (credits), but with “Equity in earnings (losses) from real estate ventures” included in segment revenues. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

Summarized unaudited financial information by business segment for the three and nine months ended September 30, 2006 and 2005 is as follows ($ in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Americas
Revenue:
Transaction services	$75,159	44,825	189,906	113,864
Management services	71,774	55,831	198,836	150,220
Equity earnings	373	198	657	381
Other services	2,823	2,291	8,256	6,040
Intersegment revenue	256	169	915	698
	150,385	103,314	398,570	271,203
Operating expenses:
Compensation, operating and administrative services	128,415	87,065	359,012	244,953
Depreciation and amortization	5,852	3,797	16,435	11,080
Operating income	$16,118	12,452	23,123	15,170

EMEA
Revenue:
Transaction services	$138,448	84,734	326,933	236,720
Management services	27,812	22,179	71,595	70,051
Equity earnings (losses)	22	—	(284)	(226)
Other services	3,406	3,740	10,771	9,099
	169,688	110,653	409,015	315,644
Operating expenses:
Compensation, operating and administrative services	152,518	105,164	386,113	307,046
Depreciation and amortization	3,518	2,435	8,867	7,439
Operating income	$13,652	3,054	14,035	1,159

Asia Pacific
Revenue:
Transaction services	$45,019	35,461	118,856	101,674
Management services	32,769	28,604	88,650	78,310
Equity earnings (losses)	(135)	—	1,714	—
Other services	622	(756)	3,319	777
Intersegment revenue	141	—	203	—
	78,416	63,309	212,742	180,761
Operating expenses:
Compensation, operating and administrative services	78,480	60,741	206,842	168,310
Depreciation and amortization	1,819	1,745	5,579	5,414
Operating (loss) income	$(1,883)	823	321	7,037

Investment Management
Revenue:
Transaction and other services	$4,218	3,722	19,153	14,613
Advisory fees	45,595	32,601	126,947	93,369
Incentive fees	14,672	13,154	145,982	16,911
Equity earnings	513	2,166	7,335	5,949
Intersegment revenue (expense)	(61)	—	(120)	—
	64,937	51,643	299,297	130,842
Operating expenses:
Compensation, operating and administrative services	54,430	37,937	196,710	100,373
Depreciation and amortization	334	344	996	1,034
Operating income	$10,173	13,362	101,591	29,435

Segment Reconciling Items:
Total segment revenue	$463,426	328,919	1,319,624	898,450
Intersegment revenue eliminations	(336)	(169)	(998)	(698)
Reclassification of equity earnings	(773)	(2,366)	(9,422)	(6,104)
Total revenue	462,317	326,384	1,309,204	891,648

Total segment operating expenses	425,366	299,228	1,180,554	845,649
Intersegment operating expense eliminations	(336)	(169)	(998)	(698)
Total operating expenses before restructuring charges (credits)	425,030	299,059	1,179,556	844,951
Restructuring charges (credits)	—	721	(670)	471

Operating income	$37,287	26,604	130,318	46,226

(3) Restructuring Charges (Credits)

Land Investment and Development Group
In 2001, we closed our non-strategic residential land business in the Americas region of the Investment Management segment. Sales of assets from this business resulted in gains of $0.4 million in the three months ended September 30, 2005, and gains of $0.7 million and $0.4 million for the nine months ended September 30, 2006 and 2005, respectively. As no assets were sold in the three months ended September 30, 2006, no restructuring charges or credits were recorded in the current period.

Business Restructuring
Business restructuring charges include severance and professional fees associated with the realignment of our business. In the third quarter of 2005, we initiated a restructuring program in Germany, where workforce reductions resulted in a charge of $1.1 million in that quarter. For the nine months ended September 30, 2005, this charge was offset by $0.2 million of net credits taken in the second quarter of 2005 relative to a 2002 restructuring program, where actual costs incurred varied from initial estimates. Actual costs incurred can vary from original estimates as a result of the identification of additional facts and circumstances, the complexity of international labor law, developments in the underlying business resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions.

(4) Investments in Real Estate Ventures

As of September 30, 2006, we had total investments and loans of $125.6 million in approximately 30 separate property or real estate fund co-investments, and a $1.9 million investment in LoopNet, Inc. LoopNet operates an online marketplace for commercial real estate in the United States, and delivers technology and information services to commercial real estate organizations to manage their online listing presence and property marketing. Our investment in LoopNet is accounted for as an investment in available-for-sale securities under SFAS 115.

Within the $125.6 million of property or fund co-investments, loans of $3.3 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008. Following is a table summarizing our investments in real estate limited partnerships or similar entities ($ in millions):

Type of Interest	Percent Ownership of Real Estate Limited Partnership Venture	Accounting Method	Carrying Value

General partner	0% to 1%	Equity	$0.2
Limited partner with advisory agreements	<1% to 48.72%	Equity	124.9
Equity method			$125.1
Limited partner without advisory agreements	<1% to 5%	Cost	0.5
Total			$125.6

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

At September 30, 2006, LIC I and LIC II have unfunded capital commitments of $146.5 million and $153.6 million, respectively, of which our 47.85% and 48.72% shares are $70.1 million and $74.8 million, respectively, for future fundings of co-investments. These $70.1 million and $74.8 million commitments are part of our maximum potential unfunded commitments to LIC I and LIC II at September 30, 2006, which are euro 78.5 million ($99.5 million) and $338.4 million, respectively.

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

As of September 30, 2006, LIC I maintains a euro 35 million ($44.4 million) revolving credit facility (the “LIC I Facility”), and LIC II maintains a $200 million revolving credit facility (the “LIC II Facility”), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger (related to the credit ratings of one of LIC I’s investors and one of LIC II’s investors, who are unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clause becomes triggered, the facility to which that condition relates would be in default and would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 16.7 million ($21.2 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 78.5 million ($99.5 million) and to LIC II of $338.4 million discussed above. As of September 30, 2006, LIC I had euro 8.2 million ($10.4 million) of outstanding borrowings on the LIC I Facility, and LIC II had $3.8 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $2.9 million at September 30, 2006.

We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, EMEA and Asia Pacific, as co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2006 is anticipated to be between $50 and $60 million (planned co-investment less return of capital from liquidated co-investments).

We apply the provisions of APB 18, SAB 59, and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. For the three and nine months ended September 30, 2006, we have recorded no impairment charges. For the nine months ended September 30, 2005, we recorded $1.5 million of such charges to “Equity in earnings (losses) from real estate ventures,” representing our equity share of the impairment charges against individual assets held by these ventures. We recorded an insignificant amount of net impairment charges for the three months ended September 30, 2005.

(5) Business Combinations, Goodwill and Other Intangible Assets

We have $552.6 million of unamortized identified intangibles and goodwill as of September 30, 2006 that are subject to the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $552.6 million of unamortized intangibles and goodwill, $512.8 million represents goodwill with indefinite useful lives, which we ceased amortizing beginning January 1, 2002. The remaining $39.8 million of identifiable intangibles (principally representing customer relationships and management contracts acquired) are amortized over their remaining finite useful lives.

In January 2006, we acquired Spaulding & Slye, a privately-held real estate services and investment company with offices in Boston and Washington, D.C. Spaulding & Slye delivers full-scale development, leasing, management, investment sales, construction and structured finance services to corporate, institutional and investor clients. Terms for the transaction, which was financed with Jones Lang LaSalle’s existing revolving credit facility, were $150 million cash paid at closing with provisions for additional consideration and an earn-out that are subject to certain contract provisions and performance. The fair value of the additional consideration is recorded as “Deferred business acquisition obligations” on our consolidated balance sheet, and consists of $20 million and $15 million to be paid in January 2008 and December 2008, respectively. Payment of the earn-out is subject to the achievement of certain performance conditions, and will be recorded at the time those conditions are met; the earn-out will be recorded only if the related conditions are achieved. Intangible assets with finite useful lives, including the value of customer relationships acquired, certain restrictive agreements, and use of the Spaulding & Slye Investments name were attributed a total value of $41.6 million, and will be amortized over lives ranging from 3 to 10 years. The remaining direct costs of acquisition were attributed to goodwill.

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

In September 2006, we acquired RSP Group, a Dubai-based real estate investment and advisory firm, for $14 million cash paid at closing with provisions for earn-outs subject to certain contract provisions and performance. Earn-out payments are subject to the achievement of certain performance conditions, and will be recorded at the time those conditions are met; each earn-out will be recorded only if the related conditions are achieved. Intangible assets with finite useful lives, including the value of customer relationships acquired and certain restrictive agreements, were attributed a total value of $1.9 million, and will be amortized over lives of up to 3 years. The remaining direct costs of acquisition were attributed to goodwill.

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2006	$185,339	67,291	92,552	27,999	$373,181
Additions	143,152	27,159	—	—	170,311
Impact of exchange rate movements	—	5,305	503	1,596	7,404

Balance as of September 30, 2006	328,491	99,755	93,055	29,595	550,896

Accumulated Amortization

Balance as of January 1, 2006	$(15,457)	(5,755)	(6,825)	(9,413)	$(37,450)
Impact of exchange rate movements	—	(406)	(27)	(235)	(668)

Balance as of September 30, 2006	(15,457)	(6,161)	(6,852)	(9,648)	(38,118)

Net book value as of September 30, 2006	$313,034	93,594	86,203	19,947	$512,778

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2006	$41,310	571	2,739	5,131	$49,751
Additions	41,619	2,802	—	—	44,421
Impact of exchange rate movements	—	61	52	445	558

Balance as of September 30, 2006	82,929	3,434	2,791	5,576	94,730

Accumulated Amortization

Balance as of January 1, 2006	$(37,237)	(571)	(2,421)	(5,131)	$(45,360)
Amortization expense	(8,129)	(556)	(285)	—	(8,970)
Impact of exchange rate movements	—	(62)	(56)	(445)	(563)

Balance as of September 30, 2006	(45,366)	(1,189)	(2,762)	(5,576)	(54,893)

Net book value as of September 30, 2006	$37,563	2,245	29	—	$39,837

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2006	$2.7
2007	7.0
2008	6.6
2009	3.7
2010	3.5
Thereafter	16.3
Total	$39.8

(6) Stock-based Compensation

The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan (“SAIP”) provides for the granting of various stock awards to eligible employees of Jones Lang LaSalle. Such awards include restricted stock units and options to purchase a specified number of shares of common stock. Under the plan, the total number of shares available to be issued is 12,110,000. There were approximately 2.8 million shares available for grant under the SAIP at September 30, 2006.

We adopted SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006 using the modified prospective approach. The adoption of SFAS 123R primarily impacts “Compensation and benefits” expense in our consolidated statement of earnings by changing prospectively our method of measuring and recognizing compensation expense on share-based awards from recognizing forfeitures as incurred to estimating forfeitures at the date of grant. The effect of this change as it relates to prior periods is reflected in “Cumulative effect of change in accounting principle, net of tax” in the consolidated statement of earnings. In the nine month period ended September 30, 2006, we recorded a $1.8 million pre-tax, $1.2 million net of tax, gain for the cumulative effect of this accounting change.

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

Share-based compensation expense is included within the “Compensation and benefits” line of our consolidated statement of earnings. Share-based compensation expense for the three and nine months ended September 30, 2006 and 2005, respectively, consisted of the following ($ in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Stock option awards	$17	—	51	—
Restricted stock unit awards	11,331	7,433	28,585	17,600
ESPP	—	—	—	—
UK SAYE	57	57	167	(44)
	$11,405	7,490	28,803	17,556

The following table provides net income and pro forma net income per common share as if the fair value-based method had been applied to all awards for the three and nine months ended September 30, 2005 ($ in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income available to common shareholders, as reported	$20,231	36,400

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6,324	15,156

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(7,149)	(17,274)
Pro forma net income	$19,406	34,282

Net earnings per share:
Basic—as reported	$0.64	1.16
Basic—pro forma	$0.61	1.10
Diluted—as reported	$0.61	1.10
Diluted—pro forma	$0.58	1.04

Stock Option Awards

We have granted stock options at the market value of common stock at the date of grant. Our options vest at such times and conditions as the Compensation Committee of our Board of Directors determines and sets forth in the award agreement; the most recent options granted (in 2003) vest over periods of up to five years. As a result of a change in compensation strategy, we do not currently use stock option grants as part of our employee compensation program; no options were granted in 2004 or 2005, and none have been granted through September 30, 2006.

The per share weighted average fair value of options granted during 2003 was $7.85 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected dividend yield	0.00%
Risk-free interest rate	3.56%
Expected life	6 to 9 years
Expected volatility	42.85%
Contractual terms	7 to 10 years

Stock option activity for the three months ended September 30, 2006, is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at June 30, 2006	499.3	$18.13
Granted	—	—
Exercised	(100.4)	19.16
Forfeited	—	—
Outstanding at September 30, 2006	398.9	$17.94	2.52 years	$26.9
Exercisable at September 30, 2006	382.6	$17.92	2.37 years	$25.8

Stock option activity for the nine months ended September 30, 2006, is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at January 1, 2006	1,110.1	$19.86
Granted	—	—
Exercised	(689.8)	20.62
Forfeited	(21.4)	30.80
Outstanding at September 30, 2006	398.9	$17.94	2.52 years	$26.9
Exercisable at September 30, 2006	382.6	$17.92	2.37 years	$25.8

Until the adoption of SFAS 123R on January 1, 2006, we had not recognized any compensation expense for stock options granted at the market value of our common stock on the date of grant. As of September 30, 2006, we have approximately 398,900 options outstanding, of which approximately 16,300 options were unvested.

We recognized $0.02 million and $0.05 million of compensation expense related to the unvested options for the three and nine months ended September 30, 2006, respectively. Approximately $0.04 million of compensation cost remains to be recognized on unvested options through 2008.

The fair values of shares underlying options that vested in the three months ended September 30, 2006 and 2005 were $0.5 million and $0.3 million, respectively, and in the nine months ended September 30, 2006 and 2005 were $2.4 million and $8.1 million, respectively. The intrinsic values of options that vested in the three months ended September 30, 2006 and 2005 were $0.4 million and $0.2 million, respectively, and in the nine months ended September 30, 2006 and 2005 were $1.9 million and $3.7 million, respectively.

The following table summarizes information about exercises of options occurring during the three and nine months ended September 30, 2006 and 2005 ($ in millions):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Number of options exercised	100,451	201,115	689,830	922,704

Aggregate fair value	$8.3	9.6	47.8	40.2
Intrinsic value	6.4	5.1	33.6	18.3
Amount of cash received	$1.9	4.5	14.2	21.9

Tax benefit recognized	$2.4	1.9	12.7	6.6

Restricted Stock Unit Awards

Restricted stock activity for the three months ended September 30, 2006 is as follows:

	Weighted Average Shares (thousands)	Weighted Average Grant Date Fair Value	Aggregate Remaining Contractual Life	Intrinsic Value ($ in millions)

Unvested at June 30, 2006	2,856.2	$36.44
Granted	7.0	82.46
Vested	(732.6)	25.63
Forfeited	(7.9)	30.34
Unvested at September 30, 2006	2,122.7	$40.34	1.77 years	$95.8
Unvested shares expected to vest	2,002.7	$39.94	1.75 years	$91.2

Restricted stock activity for the nine months ended September 30, 2006 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at January 1, 2006	2,084.9	$28.17
Granted	832.1	57.03
Vested	(746.1)	25.54
Forfeited	(48.2)	31.23
Unvested at September 30, 2006	2,122.7	$40.34	1.77 years	$95.8
Unvested shares expected to vest	2,002.7	$39.94	1.75 years	$91.2

As of September 30, 2006, there was $44.0 million of remaining unamortized deferred compensation related to unvested restricted stock units. The remaining cost of unvested restricted stock units granted through September 30, 2006 will be recognized over varying periods into 2011.

Approximately 732,600 and 746,100 restricted stock unit awards vested during the three and nine months ended September 30, 2006, having aggregate fair values of $64.8 million and $64.1 million and intrinsic values of $45.8 million and $45.4 million for those periods, respectively. As a result of the vestings, we recognized tax benefits of $14.5 million and $14.7 million for the three and nine months ended September 30, 2006.

Additionally, the Compensation Committee of the Board of Directors approved certain retirement criteria in December 2005, whereby an employee age 55 or older, with a sum of age plus years of service with the Company which meets or exceeds 65, would be eligible to be considered for receipt of retirement benefits upon departure from the Company. In the third quarter of 2006, we determined that these criteria trigger application of certain provisions of SFAS 123R whereby compensation expense for restricted stock unit awards granted after our adoption of SFAS 123R (i.e., beginning January 1, 2006) to employees meeting the established criteria should be accelerated such that all expense for an employee’s award is recognized by the time that employee meets the criteria to be considered for retirement eligibility. Restricted stock unit awards granted in the first quarter of 2006 to employees meeting the criteria to be considered for retirement eligibility in that quarter had an unamortized value of $2.5 million at March 31, 2006. These 2006 awards continued to be amortized over the stated vesting periods into the third quarter of 2006. We accelerated the remaining $2.2 million of unamortized compensation expense in the quarter ended September 30, 2006. We believe that correction of this error is not material to the consolidated financial statements in any quarter of this year, nor do we believe it to be material to consolidated earnings trends.

In accordance with SFAS 123R, we will continue to recognize compensation cost over the stated vesting periods for awards granted prior to January 1, 2006 until the earlier of the completion of the stated vesting period for such awards or the date actual retirement occurs. If we had applied the substantive vesting period provisions of SFAS 123R (including the impact of retirement eligibility) for awards issued before our adoption of SFAS 123R, recorded compensation expense would have been reduced by $0.1 million and $0.7 million for the three and nine month periods ended September 30, 2006, respectively, as such amortization would have been recognized in prior years.

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan - In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S.-based employees. Under the current plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 5% discount on the purchase price as of the end of a program period; program periods are now three months each. Employee contributions and our contributions vest immediately. Since its inception, 1,311,238 shares have been purchased under the program through September 30, 2006. During the three months ended September 30, 2006, 12,748 shares having a grant date market value of $85.48 were purchased under the program. During the nine months ended September 30, 2006, 46,122 shares having a weighted average grant date market value of $82.04 were purchased under the program. No compensation expense is recorded with respect to this program.

UK SAYE - In November 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK-based operations. Our Compensation Committee originally approved the reservation of 500,000 shares for the SAYE on May 14, 2001. At our 2006 Annual Meeting, our shareholders approved an increase of 500,000 in the number of shares reserved for issuance under the SAYE. Under this plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 15% discount on the purchase price. Both employee and employer contributions vest over a period of three to five years. Employees have had the opportunity to contribute to the plan in 2002, 2005 and 2006. In 2002, employee and employer contributions resulted in the issuance of approximately 220,000 options at an exercise price of $13.63. Our contribution of $0.5 million is recorded as compensation expense over the vesting period. The first vesting of these options occurred in 2005 with the remaining to vest in 2007. In 2005, employee and employer contributions resulted in the issuance of approximately 106,000 options at an exercise price of $35.33. Our contribution of $0.7 million is recorded as compensation expense over the vesting period. The first vesting of these options will occur in 2008 with the remaining to vest in 2010. In 2006, employee and employer contributions resulted in the issuance of approximately 37,000 options at an exercise price of $58.96. Our contribution of $0.3 million will be recorded as compensation expense over the vesting period. The first vesting of these options will occur in 2009 with the remaining to vest in 2011.

(7) Earnings Per Share and Net Income Available to Common Shareholders

Earnings per share is calculated by dividing net income available to common shareholders by weighted average shares outstanding. To calculate net income available to common shareholders, we subtract dividend-equivalents (net of tax) to be paid on outstanding but unvested shares of restricted stock units from net income in the period the dividend is declared. Included in the calculations of net income available to common shareholders are dividend-equivalents of $0.25 per share on outstanding but unvested shares of restricted stock units that were part of the semi-annual cash dividends of $0.25 per share of common stock declared by the Company’s Board of Directors on April 19, 2006 and August 17, 2005.

For the three and nine months ended September 30, 2006, we calculated basic earnings per common share based on basic weighted average shares outstanding of 32,106,994 and 31,771,247, respectively, and calculated diluted earnings per common share based on diluted weighted average shares outstanding of 33,751,054 and 33,319,566, respectively. The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive impact of common stock equivalents. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods. We did not include in weighted average shares outstanding the 4,349,651 or 3,328,551 shares that had been repurchased as of September 30, 2006 and 2005, respectively, and which are held by one of our subsidiaries. See Part II, Item 2. Share Repurchases for additional information.

The table below details certain components in the calculation of earnings defined as “net income available to common shareholders,” as well as the per share impact of those components.

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Net income before cumulative effect of change in accounting principle	$24,697	20,617	94,293	36,786
Cumulative effect of change in accounting principle, net of tax	—	—	1,180	—
Net income	$24,697	20,617	95,473	36,786
Dividends on unvested common stock, net of tax benefit	—	386	522	386
Net income available to common shareholders	$24,697	20,231	94,951	36,400

Basic weighted average shares outstanding	32,106,994	31,576,006	31,771,247	31,296,057
Basic income per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$0.77	0.65	2.97	1.17
Cumulative effect of change in accounting principle, net of tax	—	—	0.04	—
Dividends on unvested common stock, net of tax benefit	—	(0.01)	(0.02)	(0.01)
Basic earnings per common share	$0.77	0.64	2.99	1.16

Diluted weighted average shares outstanding	33,751,054	33,425,883	33,319,566	32,990,066
Diluted income per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$0.73	0.62	2.83	1.11
Cumulative effect of change in accounting principle, net of tax	—	—	0.04	—
Dividends on unvested common stock, net of tax benefit	—	(0.01)	(0.02)	(0.01)
Diluted earnings per common share	$0.73	0.61	2.85	1.10

(8) Comprehensive Income

For the three and nine months ended September 30, 2006 and 2005, comprehensive income was as follows:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Net income	$24,697	20,617	95,473	36,786

Other comprehensive income (loss):
Foreign currency translation adjustments	2,662	(2,932)	29,804	(31,679)
Unrealized holding (loss) gain on investments	(900)	—	1,905	—

Comprehensive income	$26,459	17,685	127,182	5,107

(9) Retirement Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost consisted of the following for the nine months ended September 30, 2006 and 2005 ($ in thousands):

	2006	2005

Employer service cost - benefits earned during the year	$2,655	2,371
Interest cost on projected benefit obligation	6,740	5,919
Expected return on plan assets	(7,779)	(6,891)
Net amortization/deferrals	1,566	283
Recognized actual loss	168	129
Net periodic pension cost	$3,350	1,811

In the nine months ended September 30, 2006, we have made $3.4 million in payments to our defined benefit pension plans. We expect to contribute a total of $4.0 million to our defined benefit pension plans in 2006. We made $9.1 million of contributions to these plans in the twelve months ended December 31, 2005.

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

(11) Subsequent Events

In October 2006, we acquired areAZero, a leading occupier fit-out company in Spain. Terms for the transaction were euro 7.0 million ($8.9 million) cash paid at closing with provisions for adjustments to total consideration subject to certain contract provisions and performance.

On October 31, 2006, our Board of Directors declared a semi-annual dividend of $0.35 per share of common stock. The dividend payment will be made on December 15, 2006, to holders of record at the close of business on November 15, 2006. This amount represents an increase of $0.10 per share, or 40%, over the amount of the semi-annual dividend that was paid in June 2006. A dividend-equivalent in the same amount also will be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the SAIP or in lieu of certain cash bonus payments under our Stock Ownership Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and nine months ended September 30, 2006, included herein, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005, which have been filed with the SEC as part of our 2005 Annual Report on Form 10-K and are also available on our website (www.joneslanglasalle.com).

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

Because we are a services business, we are not capital intensive. As a result, our profits also produce strong cash returns. Over the past four years, we have used this cash strategically to:

•	Significantly pay down our debt, resulting in significantly reduced interest expense and allowing us the opportunity to make business acquisitions within our desired leverage ratio;
•	Purchase shares under our share repurchase programs and initiate a dividend program;
•	Invest for growth in important markets throughout the world; and
•	Co-invest in LaSalle Investment Management sponsored and managed funds.

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

We committed resources to all G5 priorities during 2005 and have continued to do so throughout 2006. By continuing to invest in our future based on our view of how our strengths can support the needs of our clients, we intend to further grow our business and to maintain and expand our position as an industry leader in the process.

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

The table below sets forth the amortization expense related to the stock ownership program for the three and nine months ended September 30, 2006 and 2005 ($ in millions):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Current compensation expense amortization for prior year programs	$4.8	2.1	14.3	7.9
Current deferral net of related amortization	(0.7)	(5.7)	(13.6)	(10.2)

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balance for the program related to 2006 is $9.4 million at September 30, 2006.

The table below sets out certain information related to the cost of this program for the three and nine months ended September 30, 2006 and 2005 ($ in millions):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Expense to Company	$3.5	2.7	10.0	7.9
Employee contributions	0.9	0.7	2.7	1.9
Adjustment to prior year reserve	0.1	—	(0.2)	(0.5)
Total program cost	$4.5	3.4	12.5	9.3

•  Workers’ Compensation Insurance - Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for worker’s compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage an independent actuary who specializes in workers’ compensation to estimate our exposure based on actual experience. Given the significant judgmental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. We accrue the estimated adjustment to revenues for the differences between the actuarial estimate and our reserve on a periodic basis. The credits taken to revenue through the three months ended September 30, 2006 and 2005 were $0.6 million and $2.4 million, respectively. The credits taken to revenue through the nine months ended September 30, 2006 and 2005 were $2.1 million and $3.4 million, respectively.

The reserves, which can relate to multiple years, were $8.1 million and $6.5 million, as of September 30, 2006 and 2005, respectively.

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

Professional indemnity insurance claims can be complex and take a number of years to resolve. Within our captive insurance company, we estimate the ultimate cost of these claims by way of specific claim reserves developed through periodic reviews of the circumstances of individual claims, as well as reserves against current year exposures on the basis of our historic loss ratio. The increase in the level of risk retained by the captive means we would expect that the amount and the volatility of our estimate of reserves will be increased over time. With respect to the consolidated financial statements, when a potential loss event occurs, management estimates the ultimate cost of the claims and accrues the related cost in accordance with SFAS 5, “Accounting for Contingencies.”

The reserves estimated and accrued in accordance with SFAS 5, which relate to multiple years, were $15.0 million and $7.5 million, as of September 30, 2006 and 2005, respectively.

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

Based on our forecasted results for the full year, we have estimated an effective tax rate of 26.3% for 2006. We believe that this is an achievable rate due to the mix of our income and the impact of tax planning activities. For the nine months ended September 30, 2005, we used an effective tax rate of 25.4%; we ultimately achieved an effective tax rate of 25.9% for the year ended December 31, 2005.

Items Affecting Comparability

Restructuring Charges (Credits)

See Note 3 of the notes to consolidated financial statements for a discussion of restructuring charges (credits).

LaSalle Investment Management Revenues

Our money management business is in part compensated through the receipt of incentive fees where performance of underlying funds’ investments exceeds agreed-to benchmark levels. Depending upon performance and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period. In the second quarter of 2006, the Firm recognized a gross incentive fee in excess of $100 million from a single client. The fee, determined from an independent third-party valuation of the related portfolio, was larger than usual due to the eight-year contractual measurement period, as well as outstanding performance execution by the Firm.

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

Foreign Currency

We conduct business using a variety of currencies, but report our results in U.S. dollars, as a result of which our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility can make it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations, as such results demonstrate a growth rate that might not have been consistent with the real underlying growth rate in the local operations. In order to provide more meaningful period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition and results of operations, we provide information about the impact of foreign currencies where we believe underlying growth rates in local operations are significantly different from results reported in U.S. dollars.

Seasonality

Historically, other than for our Investment Management segment, our revenue, operating income and net earnings in the first three calendar quarters have been substantially lower than in the fourth quarter. This seasonality is due to a calendar-year-end focus on the completion of real estate transactions, which is consistent with the real estate industry generally. Our Investment Management segment earns performance fees on clients’ returns on their real estate investments. Such performance fees are generally earned when assets are sold, the timing of which is geared towards the benefit of our clients and is therefore inherently unpredictable. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As a result, the results for the periods ended September 30, 2006 and 2005 are not indicative of the results to be obtained for the full fiscal year.

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

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Results reported in the tables below and throughout the Segment Operating Results are in millions of U.S. dollars.

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Increase (Decrease)

Total revenue	$462.3	$326.4	$135.9	42%
Compensation and benefits	313.7	211.1	102.6	49%
Operating, administrative and other	99.8	79.7	20.1	25%
Depreciation and amortization	11.5	8.3	3.2	38%
Restructuring	—	0.7	(0.7)	n.m.
Total operating expenses	425.0	299.8	125.2	42%
Operating income	$37.3	$26.6	$10.7

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Increase (Decrease)
Total revenue	$1,309.2	$891.6	$417.6	47%
Compensation and benefits	863.3	592.8	270.5	46%
Operating, administrative and other	284.4	227.1	57.3	25%
Depreciation and amortization	31.9	25.0	6.9	28%
Restructuring	(0.7)	0.5	(1.2)	n.m.
Total operating expenses	1,178.9	845.4	333.5	39%
Operating income	$130.3	$46.2	$84.1
(n.m. - not meaningful; change greater than 100%)

All operating segments achieved robust increases in revenue for both the third quarter and year-to-date 2006 compared with the same periods of the prior year. Revenue for the third quarter of 2006 was $462.3 million, an increase of 42%, while year-to-date revenue increased to $1.31 billion, an increase of 47% over the prior year. Together, the acquisition of Spaulding & Slye and the significant incentive fee contributed 40% of the Firm’s year-to-date increase over the prior year. Revenue for the third quarter of 2006 in the EMEA and Americas regions increased by 53% and 46%, respectively, compared with the same period of the prior year.

Operating expenses were $425.0 million for the third quarter of 2006 compared with $299.8 million for the same period in 2005, an increase of 42%, and on a year-to-date basis an increase of 39% to $1.18 billion. The increase in operating expenses was due to increased investments made across the regions and the Firm’s acquisition activity, which during the third quarter included the RSP Group in Dubai and, earlier this year, the acquisitions of Spaulding & Slye, Rogers Chapman and The Littman Partnership. Also contributing to the increase were higher incentive compensation related to the Firm’s strong performance, the costs associated with revenue-generating activities, and the geographic expansion both of offices and the global business platform.

Segment Operating Results

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe, Middle East and Africa (“EMEA”) and
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

Investor and Occupier Services

Americas
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Increase (Decrease)

Revenue	$150.4	$103.3	$47.1	46%
Operating expense	134.3	90.8	43.5	48%
Operating income	$16.1	$12.5	$3.6

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Increase (Decrease)

Revenue	$398.6	$271.2	$127.4	47%
Operating expense	375.5	256.0	119.5	47%
Operating income	$23.1	$15.2	$7.9

In the Americas, revenue for the third quarter of 2006 was $150.4 million, an increase of 46% over the prior year, while year-to-date revenue increased to $398.6 million, an increase of 47% over the same period in 2005. Transaction revenue was up over 65% for both the quarter and year to date compared with 2005 due to an increased number of large transactions that closed in 2006. Management services revenue was up approximately 30% for the quarter and year to date over 2005.

The current year’s strong revenue performance has benefited from organizational changes made at the end of 2005. The Americas reoriented part of its operations to focus on “Markets” and “Accounts.” The goal of the Markets organization is to maximize the firm’s competitive position in its key local markets. The focus of the Accounts organization is on delivering services and strategic advice to large corporate clients. The Spaulding & Slye acquisition and new client wins in late 2005 also impacted the strong performance over the prior year.

Revenue in the Americas Hotels business was up 76% on a year-to-date basis compared with 2005. The increase was due to the closing of several significant transactions this year, and to the acquisition of a middle-market hotel broker and advisory firm in the second quarter of 2005.

Total operating expenses for both the quarter and year to date increased 48% and 47%, respectively, over the prior year as a result of continued investment activity with the strengthening of local market teams throughout the region. Expense growth also was driven by the Spaulding & Slye acquisition and by higher compensation costs associated with revenue-generating activities.

EMEA
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Increase (Decrease)

Revenue	$169.7	$110.7	$59.0	53%
Operating expense	156.0	107.6	48.4	45%
Operating income	$13.7	$3.1	$10.6

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Increase (Decrease)

Revenue	$409.0	$315.6	$93.4	30%
Operating expense	395.0	314.4	80.6	26%
Operating income	$14.0	$1.2	$12.8

In EMEA, third-quarter revenue increased 53% to $169.7 million over the same quarter in 2005, and on a year-to-date basis grew 30% to $409.0 million. Transaction services revenue was up 63% for the quarter and 38% year to date. Third-quarter 2006 revenue was driven by capital markets, which was up 87%, with revenue in agency leasing and advisory services up 34% and 47%, respectively, compared with the prior year. Revenue on a year-to-date basis for capital markets increased 72% with agency leasing and advisory services up approximately 20% each as the leasing markets in the region continue to recover.

Germany and France continued to gain momentum into the third quarter and experience further strong growth driven by improved market conditions and investor interest along with management actions taken in both countries. Germany’s revenue was up 90% for the third quarter and up 66% year to date compared with 2005, with capital markets activity contributing the majority of the growth. Both capital markets and agency leasing drove the growth in France’s revenue, which nearly tripled for the third quarter and doubled year to date, compared with 2005. Favorable trends have also continued in other markets, with year-to-date revenue up 16% in the United Kingdom and up 54% in Central and Eastern Europe, including Russia, over the prior year. Year-to-date revenue of the EMEA Hotels business increased over 60% compared to the prior year.

Operating expenses in the third quarter of 2006 increased by 45%, and by 26% on a year-to-date basis. The increase was driven by investments in staff to service clients, and drive growth in market share, as well as incentive compensation associated with improved results. Operating income on a year-to-date basis improved significantly in 2006 to $14.0 million compared with $1.2 million in 2005.

During the quarter, the Firm expanded into the Middle East with the acquisition of RSP Group, a leading Dubai-based team of 30 professionals providing strategic real estate investment and advisory services to private and institutional investors and developers.

Asia Pacific
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Increase (Decrease)

Revenue	$78.4	$63.3	$15.1	24%
Operating expense	80.3	62.5	17.8	28%
Operating income (loss)	$(1.9)	$0.8	$(2.7)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Increase (Decrease)

Revenue	$212.7	$180.8	$31.9	18%
Operating expense	212.4	173.7	38.7	22%
Operating income	$0.3	$7.1	$(6.8)

Third-quarter revenue for the Asia Pacific region increased 24% to $78.4 million and, on a year-to-date basis, increased 18% to $212.7 million. Revenue growth in the third quarter was driven primarily by transaction services, up 27%, and management services, up 15%. Geographically, the third-quarter and year-to-date increases in revenue over the prior year were led by the growth markets of China, Japan, India and Korea, which as a group had increased revenue of 54% and 27%, respectively. Australia continued its steady growth throughout the current year compared with the prior year, as revenue for both the third quarter and year to date increased 20%. Following very strong results in 2005, the Hong Kong business has maintained its performance levels and its leading market position.

The increase in operating expenses for both third quarter and year-to-date 2006 was primarily the result of continued investment activity to expand the geographic platform, service capabilities and infrastructure throughout the region. The Firm remains committed to future growth by expanding existing offices and adding new offices across the region. During the third quarter, the region incurred approximately $1.6 million of transition expenses to outsource the management of its IT infrastructure, call centers and application development. This will enable faster response to client requests and better support for future regional growth. The 2005 year-to-date operating expenses included a credit of $2.4 million received from a litigation settlement.

Investment Management
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Increase (Decrease)

Revenue	$64.4	$49.5	$14.9	30%
Equity earnings	0.5	2.2	(1.7)	(77)%
Total revenue	$64.9	$51.7	$13.2	26%
Operating expense	$54.7	$38.3	$16.4	43%
Operating income	$10.2	$13.4	$(3.2)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Increase (Decrease)

Revenue	$292.0	$124.9	$167.1	n.m.
Equity earnings	7.3	5.9	1.4	24%
Total revenue	$299.3	$130.8	$168.5	n.m.
Operating Expense	$197.7	$101.4	$96.3	95%
Operating income	$101.6	$29.4	$72.2
(n.m. - not meaningful; change greater than 100%)

LaSalle Investment Management’s third-quarter 2006 revenue increased by 26% to $64.9 million compared with $51.7 million in 2005, while year-to-date revenue more than doubled to $299.3 million from $130.8 million.

Advisory fees for the third quarter 2006 increased 40% to $45.6 million, compared with $32.6 million in 2005, and on a year-to-date basis increased 36% to $126.9 million. The growth in this annuity business was principally due to the increase in assets under management. Total investments related to this activity also increased, as the firm’s co-investment capital totaled $125.6 million at the end of the third quarter of 2006, compared with $83.8 million in the prior year.

Incentive fees remained strong in the third quarter and were comparable to the prior year. The majority of the year-to-date increase in incentive fees is due to the single large incentive fee earned in the second quarter of 2006. LaSalle Investment Management’s assets under management grew to almost $40 billion at the end of the third quarter of 2006, compared with $29 billion a year ago.

Performance Outlook

Supported by ongoing favorable market conditions, we continue to focus on our growth initiatives and disciplined investment strategy across our diverse global platform. The Firm intends to maintain these efforts in 2007 in order to continue to generate growth in our core operations beyond 2006. In addition to over $180 million that the Firm has spent so far in 2006 for acquisitions, strategic investments for the full-year 2006 are anticipated to be $25 million, of which $15 million has been spent year to date.

Consolidated Cash Flows

Cash Flows From Operating Activities

During the nine months ended September 30, 2006, cash flows provided by operating activities totaled $154.2 million compared to $11.2 million in the first three quarters of 2005. Cash flows from operating activities can be further divided into $164.4 million of cash generated from earnings, compared to $79.3 million in 2005, and $10.2 million of net cash outflows from changes in working capital, compared to $68.0 million in 2005. Not only is the $85.1 million increase in cash generated from earnings largely a result of increased net income, but the $57.8 million decrease in net cash outflows from changes in working capital as compared to the prior year is also driven by increased business activity in 2006. Significant increases in business activity in the current year are reflected in increases in trade receivables, accounts payable, accrued compensation, and other liabilities from December 31, 2005 to September 30, 2006, whereas each of those balances tended to decrease from December to September in previous years as a reflection of the seasonality of the business. In addition to organic growth, increases in business activity are also reflected in significant LaSalle Investment Management incentive fees and growth from business acquisitions in 2006.

Cash Flows From Investing Activities

We used $269.0 million of cash in investing activities in the nine months ended September 30, 2006, which was an increase in cash used of $229.9 million from the $39.1 million used in investing activities in the first nine months of 2005. The increase in cash used is principally due to the Spaulding & Slye, Rogers Chapman and RSP Group acquisitions; also contributing to the change are increases in capital contributions and advances to real estate ventures, as well as net capital additions, as compared to the first nine months of 2005.

Cash Flows From Financing Activities

Financing activities provided $120.2 million of net cash in the first nine months of 2006 compared with $23.7 million in the same period of 2005. The $96.5 million increase in cash provided by financing activities over 2005 was driven by $270.3 million more in borrowings under credit facilities in the current year, largely to pay for business acquisitions, but also for increased co-investment funding to support growth in the money management business and capital expenditures greater than historical levels. The additional borrowings were partially offset by $177.3 million more of debt repayments in the first nine months of 2006 compared to the same period in 2005.

Liquidity and Capital Resources

Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, issuances of our common stock and borrowings under our credit facilities. On March 1, 2006, we renegotiated our unsecured revolving credit facility, increasing the facility to $450 million and extending the term to March 2011. We also have capacity to borrow up to an additional $41.7 million under local overdraft facilities. Pricing on the $450 million facility ranges from LIBOR plus 55 basis points to LIBOR plus 130 basis points. As of September 30, 2006, our pricing on the revolving credit facility was LIBOR plus 55 basis points. This facility will continue to be utilized for working capital needs, investments, capital expenditures, and acquisitions. Interest and principal payments on outstanding borrowings against the facility will fluctuate based on our level of borrowing needs.

As of September 30, 2006, we had $158.0 million outstanding under the revolving credit facility. The average borrowing rate on the revolving credit agreement was 5.2% in the third quarter of 2006, as compared with an average borrowing rate of 3.9% in the third quarter of 2005. We also had short-term borrowings (including capital lease obligations) of $19.2 million outstanding at September 30, 2006, with $13.6 million of those borrowings attributable to local overdraft facilities.

With respect to the revolving credit facility, we must maintain a consolidated net worth of at least $450 million, a leverage ratio not exceeding 3.25 to 1, and a minimum interest coverage ratio of 2.5 to 1. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment and acquisition. We are in compliance with all covenants as of September 30, 2006.

The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2005 or the first nine months of 2006, and none were outstanding as of September 30, 2006.

We believe that the revolving credit facility, together with local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, capital expenditures, co-investment activity, share repurchases and dividend payments.

With respect to our co-investment activity, we had total investments and loans of $125.6 million as of September 30, 2006 in approximately 30 separate property or real estate fund co-investments. Within this $125.6 million, loans of $3.3 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008.

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

At September 30, 2006, LIC I and LIC II have unfunded capital commitments of $146.5 million and $153.6 million, respectively, of which our 47.85% and 48.72% shares are $70.1 million and $74.8 million, respectively, for future fundings of co-investments. These $70.1 million and $74.8 million commitments are part of our maximum potential unfunded commitments to LIC I and LIC II at September 30, 2006, which are euro 78.5 million ($99.5 million) and $338.4 million, respectively.

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

As of September 30, 2006, LIC I maintains a euro 35 million ($44.4 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger (related to the credit ratings of one of LIC I’s investors and one of LIC II’s investors, who are unaffiliated with Jones Lang LaSalle) and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses become triggered, the facility to which that condition relates would be in default and would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 16.7 million ($21.2 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 78.5 million ($99.5 million) and to LIC II of $338.4 million discussed above. As of September 30, 2006, LIC I had euro 8.2 million ($10.4 million) of outstanding borrowings on the LIC I Facility, and LIC II had $3.8 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $2.9 million at September 30, 2006.

We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, EMEA and Asia Pacific, as co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2006 is anticipated to be between $50 and $60 million (planned co-investment less return of capital from liquidated co-investments).

We repurchased 401,900 shares in the first nine months of 2006 at an average price of $73.87 per share under a share repurchase program approved by our Board of Directors on September 15, 2005. Under our current share repurchase program, we are authorized to repurchase up to 2,000,000 shares, of which 1,021,100 total shares have been repurchased through September 30, 2006. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. We have repurchased a total of 4,349,651 shares since the first repurchase program approved by our Board of Directors on October 30, 2002.

The Company announced on April 19, 2006 that its Board of Directors declared a semi-annual cash dividend of $0.25 per share of common stock. The dividend was paid on June 15, 2006, to holders of record at the close of business on May 15, 2006. The Company also announced on October 31, 2006 that its Board of Directors declared a semi-annual dividend of $0.35 per share of common stock. The dividend payment will be made on December 15, 2006, to holders of record at the close of business on November 15, 2006. In each case, a dividend-equivalent in the same amount was paid, or will be paid, simultaneously on outstanding but unvested shares of restricted stock units granted under the SAIP or in lieu of certain cash bonus payments under our Stock Ownership Plan. There can be no assurance that future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remains subject to final determination by the Company's Board of Directors.

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

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our revolving multi-currency credit facility that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the revolving credit facility were $206.6 million during the three months ended September 30, 2006, and the effective interest rate on that facility was 5.2%. As of September 30, 2006, we had $158.0 million outstanding under the revolving credit facility. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2005 or the first nine months of 2006, and we had no such agreements outstanding at September 30, 2006.

Foreign Exchange

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenues outside of the United States totaled 53% and 67% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound (17% of revenues for the nine months ended September 30, 2006) and the euro (16% of revenues for the nine months ended September 30, 2006).

We mitigate our foreign currency exchange risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs. The British pound expenses incurred as a result of our EMEA region headquarters being located in London act as a partial operational hedge against our translation exposure to British pounds.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At September 30, 2006, we had forward exchange contracts in effect with a gross notional value of $326.4 million ($310.8 million on a net basis) with a market and carrying loss of $0.9 million. The carrying loss is offset by a carrying gain in associated intercompany loans such that the net impact to earnings is not significant.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of September 30, 2006, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1. Legal Proceedings

See Note 10 of the notes to consolidated financial statements for discussion of the Company’s legal proceedings.

Item 2. Share Repurchases

The following table provides information with respect to approved share repurchase programs for Jones Lang LaSalle:

	Total number of shares purchased	Average price paid per share (1)	Cumulative number of shares purchased as part of publicly announced plan	Shares remaining to be purchased under plan (2)

January 1, 2006 -
January 31, 2006	1,186	$49.63	620,386	1,379,614

February 1, 2006 -
February 28, 2006	50,000	$68.08	670,386	1,329,614

March 1, 2006 -
March 31, 2006	73,714	$69.04	744,100	1,255,900

April 1, 2006 -
April 30, 2006	—	—	744,100	1,255,900

May 1, 2006 -
May 31, 2006	—	—	744,100	1,255,900

June 1, 2006 -
June 30, 2006	155,000	$75.38	899,100	1,100,900

July 1, 2006 -
July 31, 2006	—	—	899,100	1,100,900

August 1, 2006 -
August 31, 2006	122,000	$77.49	1,021,100	978,900

September 1, 2006 -
September 30, 2006	—	—	1,021,100	978,900

Total	401,900	$73.87

(1) Total average price paid per share is a weighted average for the nine month period.

(2) Since October 2002, our Board of Directors has approved four share repurchase programs. Each succeeding program has replaced the prior repurchase program, such that the program approved on September 15, 2005 is the only repurchase program in effect as of September 30, 2006. Board approval allows for purchase of our outstanding common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. The following table details the activities for each of our approved share repurchase programs:

Repurchase Plan Approval Date	Shares Approved for Repurchase	Shares Repurchased through September 30, 2006

October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	1,128,551
September 15, 2005	2,000,000	1,021,100
		4,349,651

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
Chief Executive Officer, EMEA

Peter C. Roberts
Chief Executive Officer, Americas

Lynn C. Thurber
Chief Executive Officer, LaSalle Investment Management

Additional Global Corporate Officers

Brian P. Hake
Treasurer

James S. Jasionowski
Director of Tax

David A. Johnson
Chief Information Officer

Molly A. Kelly
Chief Marketing and Communications Officer

Mark J. Ohringer
General Counsel and Corporate Secretary

Marissa R. Prizant
Director of Internal Audit

Nazneen Razi
Chief Human Resources Officer

Stanley Stec
Controller

We previously announced that Lynn C. Thurber will retire from her position as Chief Executive Officer of LaSalle Investment Management effective December 31, 2006. Effective January 1, 2007, she will take the role of Chairman of LaSalle Investment Management and Jeff A. Jacobson will succeed her as Chief Executive Officer of LaSalle Investment Management.

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

Signature

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November, 2006.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin

By: Lauralee E. Martin
Executive Vice President and Chief Operating and Financial Officer
(Authorized Officer and Principal Financial Officer)

Item 6.	Exhibits

Exhibit
Number	Description

10.1*	Restated Jones Lang LaSalle Incorporated Stock Ownership Program description under the Amended and Restated Stock Award and Incentive Plan

10.2*	Letter Agreement between Lynn Thurber and Jones Lang LaSalle Incorporated dated as of September 5, 2006

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.