Form 10-K
period 2006-12-31
JONES LANG LASALLE INC
filed 2007-02-28
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Act of 1934

For the fiscal year ended December 31, 2006
Commission File Number 1-13145

Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland
(State or other jurisdiction of incorporation or organization)

36-4150422
(I.R.S. Employer Identification No.)

200 East Randolph Drive, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 312/782-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2006 was $2,742,323,222.

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on February 20, 2007 was 36,748,384, which includes 4,749,651 shares held by a subsidiary of the registrant.

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on May 30, 2007 are incorporated by reference in Part III of this report.

Item 1. Business

Company Overview

Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which may be referred to as we, us, our, the Company or the Firm) was incorporated in 1997. We now have more than 150 offices worldwide, operations in more than 450 cities in 50 countries on five continents, and approximately 25,500 employees, including approximately 11,900 directly reimbursable property maintenance employees. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of over 1.0 billion square feet worldwide. In 2006, the Firm had revenues of $2.0 billion and assisted in the completion of capital markets sales and acquisitions, debt financings, and equity placements on assets and portfolios valued at over $70 billion. LaSalle Investment Management is one of the world’s largest and most diverse real estate money management firms, with over $40 billion of assets under management. We were the only real estate services and money management firm named to Forbes magazine’s Platinum 400 list in 2006 and 2007, to Fortune magazine’s 100 Best Companies To Work For list in 2007, and to CRO (Corporate Responsibility Officer) magazine’s 100 Best Corporate Citizens list in 2007.

Our full range of real estate services includes:

•	Agency leasing;
•	Property management;
•	Project and development;
•	Valuations;
•	Capital markets;
•	Real estate investment banking and merchant banking;
•	Buying and selling properties;
•	Corporate finance;
•	Hotel advisory;
•	Space acquisition and disposition (tenant representation);
•	Facilities management;
•	Strategic consulting; and
•	Outsourcing.

We provide real estate money management services on a global basis for both public and private assets through LaSalle Investment Management. Our services are enhanced by our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand.

We have grown by expanding both our client base and the range of our services and products, as well as through a series of strategic acquisitions and mergers. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for our clients’ full range of real estate needs. We solidified this network of services around the globe through the 1999 merger of the businesses of the Jones Lang Wootton companies (“JLW”) (founded in 1783) with those of LaSalle Partners Incorporated (“LaSalle Partners”) (founded in 1968).

Jones Lang LaSalle History
Prior to our incorporation in Maryland in April 1997 and our initial public offering (the “Offering”) of 4,000,000 shares of common stock in July 1997, Jones Lang LaSalle conducted business as LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (collectively, the “Predecessor Partnerships”). Immediately prior to the Offering, the general and limited partners of the Predecessor Partnerships contributed all of their partnership interests in the Predecessor Partnerships in exchange for an aggregate of 12,200,000 shares of common stock.

In October 1998, we acquired all of the common stock of the COMPASS group of real estate service companies (collectively referred to as “COMPASS”) from Lend Lease Corporation Limited. The acquisition of COMPASS made us the largest property management services company in the United States and expanded our international presence into Australia and South America.

In March 1999, LaSalle Partners merged its business with that of JLW and changed its name to Jones Lang LaSalle Incorporated. In connection with the merger, we issued 14,300,000 shares of common stock and paid cash consideration of $6.2 million.

In January 2006, Jones Lang LaSalle merged operations with Spaulding & Slye, a privately held real estate services and investment company with offices in Boston and Washington, D.C. Substantially all of Spaulding & Slye’s 500 employees were integrated into the Jones Lang LaSalle organization, significantly increasing the Firm’s market presence in New England, as well as in Washington D.C. In May 2006, we acquired Rogers Chapman, a privately held real estate services company with offices in West London and the Thames Valley in England. In September 2006, we opened an office in Dubai, UAE, and acquired RSP Group, a privately held real estate investment services business with a local market-leading position and assignments across more than 20 Middle Eastern and North African countries. In October 2006, we acquired areAZero, a leading occupier fit-out business in Spain.

Performing Consistently and Maximizing Growth
Our stated mission is to deliver exceptional strategic, fully integrated services and solutions for real estate owners, occupiers and investors worldwide. To that end, we serve clients with four broad sets of services:

•	Money Management;

•	Local Market Services;
•	Capital Markets and Real Estate Investment Banking; and
•	Occupier Services.

We believe this combination of services, skills and expertise sets us apart from our competitors. Consultancy practices typically do not share our implementation expertise, local market awareness or merchant banking capabilities. Investment banking and investment management competitors generally possess neither our local market knowledge nor our real estate service capabilities. Traditional real estate firms lack our financial expertise and operating consistency. Other global competitors do not have the same level of business integration or consistency of delivery that we can provide through our network of wholly owned offices and directly employed personnel.

Six key value drivers distinguish our business activities (see “Competitive Advantages” below):

•	Our integrated global services platform;
•	The quality and worldwide reach of our research function;
•	Our focus on client relationship management as a means to provide superior client service;
•	Our reputation for consistent worldwide service delivery, as measured by our creation of best practices and the skills and experience of our people;
•	Our ability to deliver innovative solutions to assist our clients in maximizing the value of their real estate portfolios; and
•	The strength of our brand.

We have designed our business model to create value for our clients, our shareholders and our employees. Based on our established presence in, and intimate knowledge of, real estate and capital markets worldwide, and supported by our investments in thought leadership and technology, we believe that we create value for clients by addressing not only their local, regional and global real estate needs, but also their broader business, strategic, operating and financial goals. We believe that the ability to create and deliver value drives our own ability to grow our business and improve profitability and shareholder value. In doing so, we enable our people to demonstrate their technical competence and advance their careers by taking on new and increased responsibilities within a dynamic environment as our business expands geographically and develops in sophistication.

Growth Strategy
To continue to create new value for our clients, shareholders and employees, in early 2005 we identified five strategic priorities for continued growth. We refer to them as the Global Five Priorities, or the “G5.” We have initiated a five-year program designed to invest capital and resources that will maintain and extend our global leadership positions in the G5, which we have defined as follows:

G1: Local and Regional Service Operations. Our strength in local and regional markets determines the strength of our global service capabilities. Our financial performance also depends, in great part, on the business we source and execute locally from more than 150 offices around the world. We believe that we can leverage our established business presence in the world’s principal real estate markets to provide expanded local and regional services without a proportionate increase in infrastructure costs.

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

G3: Global Capital Markets and Real Estate Investment Banking. Our focus on the further development of our global Capital Markets service delivery capability reflects increasing international cross-border money flows to real estate and the accelerated global marketing of assets that has resulted. Our real estate investment banking capability helps provide capital and other financial solutions by which our clients can maximize the value of their real estate.

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

G5: World-Standard Business Operations. To gain maximum benefit from our other priorities, we must have superior operating and support procedures and processes to serve our clients and support our people. Our goal is to equip our people with the knowledge and risk management tools and other globally integrated infrastructure resources they need to create sustainable value for our clients. As we fully leverage the investments we have made in our infrastructure, we will have a global platform that will allow us to perform our services in an increasingly efficient, integrated and consistent manner.

We committed resources to all G5 priorities during 2005 and 2006. By continuing to invest in our future based on our view of how our strengths can support the needs of our clients, we intend to further grow our business and to maintain and expand our position as an industry leader in the process.

Business Segments
We report our operations as four business segments. We manage our Investor and Occupier Services (“IOS”) product offerings geographically as (i) the Americas, (ii) Europe, Middle East and Africa (“EMEA”), and (iii) Asia Pacific, and our money management business globally as (iv) LaSalle Investment Management. See “Results of Operations” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 3 of the Notes to Consolidated Financial Statements, for financial information discussed by segment.

Value Delivery: IOS Americas, EMEA and Asia Pacific

To address the needs of real estate owners and occupiers, we provide a full range of integrated property, project management and transaction services locally, regionally and globally through our regional operating segments in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific. Services are delivered through the following teams:

Agency Leasing Services executes marketing and leasing programs on behalf of investors, developers, property companies and public bodies to secure tenants and negotiate leases with terms that reflect our clients’ best interests. In 2006, we completed approximately 8,600 agency leasing transactions representing approximately 105 million square feet of space.

Agency leasing fees are typically based on a percentage of the value of the lease revenue commitment for leases consummated.

Property Management Services provides on-site management services to real estate owners for office, industrial, retail and specialty properties. We seek to leverage our market share and buying power to deliver superior service to clients. Our goal is to enhance our clients’ property values through aggressive day-to-day management. We focus on maintaining high levels of occupancy and tenant satisfaction while lowering property operating costs. During 2006, we provided on-site property management services for office, retail, mixed-use and industrial properties totaling approximately 675 million square feet.

Property Management Services typically are provided by an on-site general manager and staff whom we support with regional supervisory teams and central resources in such areas as training, technical and environmental services, accounting, marketing and human resources. Our general managers are responsible for property management activities, client satisfaction and financial results. We do not compensate them with commissions, but rather with a combination of base salary and a performance bonus that is directly linked to results they produce for their clients. Increasingly, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue or occupancy objectives or tenant satisfaction levels. Consistent with industry custom, management contract terms typically range from one to three years, but may be canceled at any time following a short notice period, usually 30 to 60 days.

Project and Development Services provides a variety of services—including interior build-out and conversion management, move management and strategic occupancy planning services—to tenants of leased space, owners in self-occupied buildings and owners of real estate investments. Project and Development Services frequently manages relocation and build-out initiatives for clients of our Property Management Services, Integrated Facilities Management and Tenant Representation Services units. Project and Development Services also manages all aspects of development and renovation of commercial projects for our clients. We have expanded this service to the public sector, particularly to the U.S. military and educational institutions.

Our Project and Development Services business is typically compensated on the basis of negotiated fees. Client contracts are typically multi-year in duration and may govern a number of discrete projects, with individual projects being completed in less than one year.

Jones Lang LaSalle Construction, Limited Partnership is the Firm’s full-service construction business that provides general contracting, "at risk" construction management and construction-related consulting services. Projects consist primarily of commercial-related construction, including office interiors, new construction and renovation of existing buildings. Jones Lang LaSalle Construction is fully integrated into the Company’s platform and operates in the Boston and Washington, D.C. areas. It will begin operating in Chicago in 2007.

The majority of our construction work is generated by properties managed and/or leased by Jones Lang LaSalle, tenants that we represent and other clients. Approximately 90 percent of Jones Lang LaSalle Construction’s business is obtained through negotiated pricing, and the remaining 10 percent is obtained through competitive bids.

Valuation Services provides clients with professional valuation services, helping them determine market values for office, retail, industrial and mixed-use properties. Such services may involve valuing a single property or a global portfolio of multiple property types. Valuations, which typically involve commercial property, are completed for a variety of purposes, including acquisitions, dispositions, debt and equity financings, mergers and acquisitions, securities offerings (including initial public offerings) and privatization initiatives. Clients include occupiers, investors and financing sources from the public and private sectors. Our valuation specialists provide services to clients in nearly every developed country outside the Americas, where we do not currently provide such services. During 2006, we performed more than 27,000 valuations of commercial properties with an aggregate value of approximately $515 billion.

Compensation for valuation services is generally negotiated for each assignment based on its scale and complexity, and typically relates in part to the value of the underlying assets.

Capital Markets Services includes institutional property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. Real Estate Investment Banking Services includes sourcing capital, both in the form of equity and debt, derivatives structuring and other traditional investment banking services designed to assist corporate clients in maximizing the value of their real estate. As more and more real estate assets are marketed internationally, and as a growing number of clients are investing outside their home markets, our Capital Markets Services teams combine local market knowledge with our access to global capital sources to provide clients with superior execution in raising capital for their real estate assets. By researching, developing and introducing innovative new financial products and strategies, Capital Markets Services is integral to the business development efforts of our other businesses. In 2006, we advised clients on institutional property sales and acquisitions, debt financings and equity placements on assets and portfolios valued at approximately $70.9 billion.

Capital Markets Services units are typically compensated on the basis of the value of transactions completed or securities placed. In certain circumstances, we receive retainer fees for portfolio advisory services. Real Estate Investment Banking fees are generally transaction-specific and conditioned upon the successful completion of the transaction.

Tenant Representation Services establishes strategic alliances with clients to deliver ongoing assistance to meet their real estate needs, and to help them evaluate and execute transactions to meet their occupancy requirements. Tenant Representation Services also are an important component of our local market services. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions and negotiating lease and ownership terms with third parties. We help our clients lower real estate costs, minimize real estate occupancy risks, improve occupancy control and flexibility, and create more productive office environments. We employ a multidisciplinary approach to develop occupancy strategies linked to our clients’ core business objectives.

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

Integrated Facilities Management Services provides comprehensive portfolio and property management services to corporations and institutions that outsource the management of their occupied real estate. Properties under management range from corporate headquarters to industrial complexes. During 2006, Integrated Facilities Management Services managed approximately 350 million square feet of real estate for its clients. Our target clients typically have large portfolios (usually over 1 million square feet) that offer significant opportunities to reduce costs and improve service delivery. The competitive trends of globalization, outsourcing and offshoring are prompting many of these clients to demand consistent service delivery worldwide and a single point of contact from their real estate service providers. Performance measures are generally developed to quantify progress made toward mutually determined goals and objectives. Depending on client needs, Integrated Facilities Management Services units, either alone or partnering with other business units, provide services that include portfolio planning, property management, agency leasing, tenant representation, acquisition, finance, disposition, project management, development management and land advisory services.

Integrated Facilities Management Services units are compensated on the basis of negotiated fees that we typically structure to include a base fee and performance bonus. We base performance bonus compensation on a quantitative evaluation of progress toward performance measures and regularly scheduled client satisfaction surveys. Integrated Facilities Management Services agreements are typically three to five years in duration, but also are cancelable at any time upon a short notice period, usually 30 to 60 days, as is typical in the industry.

Strategic Consulting Services delivers innovative, results-driven real estate solutions that both strategically and tactically align with clients’ business objectives. We provide clients with specialized, value-added real estate consulting services and strategies in such areas as mergers and acquisitions, development and asset strategy, occupier portfolio strategy, workplace solutions, location advisory, financial optimization strategies, organizational strategy and Six Sigma real estate solutions. Our professionals focus on translating global best practices into local real estate solutions, creating optimal financial results for our clients.

Compensation for Strategic Consulting Services is typically negotiated based on work plans developed for advisory services that vary based on scope and complexity of projects. For transaction services, compensation is based on the value of transactions completed.

Value Delivery: Money Management

Our global real estate money management business, a member of the Jones Lang LaSalle group that we operate under the name of LaSalle Investment Management, is driven by three priorities:

•	Developing and executing customized investment strategies that meet the specific investment objectives of each of our clients;
•	Providing superior investment performance; and
•	Delivering uniformly high levels of services.

We provide money management services to institutional investors and high-net-worth individuals. We seek to establish and maintain relationships with sophisticated investors who value our global platform and extensive local market knowledge. As of December 31, 2006, LaSalle Investment Management managed approximately $40.6 billion of public and private real estate assets, making us one of the world’s largest managers of institutional capital invested in real estate assets and securities.

LaSalle Investment Management provides clients with a broad range of real estate investment products and services in the public and private capital markets. We design these products and services to meet the differing strategic, risk/return and liquidity requirements of individual clients. The range of investment alternatives includes private investments in multiple real estate property types (including office, retail, industrial and residential) either through investment funds that LaSalle Investment Management manages or through single client account relationships (“separate accounts”). We also offer public indirect investments, primarily in publicly traded real estate investment trusts (“REITs”) and other real estate equities.

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

The investment and capital origination activities of our money management business have grown increasingly global. We have invested in direct real estate in 20 countries across the globe, as well as in public real estate companies traded on all major stock exchanges. We expect money management activities, both fund raising and investing, to continue this trend as cross-border capital flows increase.

Private Investments in Real Estate Properties. In serving our money management clients, LaSalle Investment Management is responsible for the acquisition, management, leasing, financing and divestiture of real estate investments across a broad range of real estate property types. LaSalle Investment Management launched its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including nine funds that invest in assets in the Americas, nine funds that invest in assets located in Europe and three funds that invest in assets in Asia Pacific. LaSalle Investment Management also maintains separate account relationships with investors for whom LaSalle Investment Management manages private real estate investments. As of December 31, 2006, LaSalle Investment Management had approximately $32.7 billion in assets under management in these funds and separate accounts.

Some investors prefer to partner with money managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest funds alongside the investments of clients’ funds will continue to be an important factor in maintaining and continually improving our competitive position. Our co-investment strategy will strengthen our ability to continue to raise capital for new investment funds. At December 31, 2006, we had a total of $129.5 million of investments in, and loans to, co-investments.

We are expanding our “merchant banking” activities in appropriate circumstances. This involves making investments of Firm capital to acquire properties in order to seed investment management funds (typically within the LaSalle Investment Company structures described in Note 6 of the Notes to Consolidated Financial Statements) before they have been offered to clients.

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

LaSalle Investment Management is generally compensated for money management services for private equity investments based on initial capital invested and managed, with additional fees tied to investment performance above benchmark levels. The terms of contracts vary by the form of investment vehicle involved and the type of service we provide. Our investment funds have various life spans, typically ranging between five and 10 years. Separate account advisory agreements generally have three-year terms with “at will” termination provisions, and they may include compensation arrangements that are linked to the market value of the assets under management.

Investments in Public Equity. LaSalle Investment Management also offers clients the ability to invest in separate accounts focused on public real estate equity. We invest the capital of these clients principally in publicly traded securities of REITs and property company equities. As of December 31, 2006, LaSalle Investment Management had approximately $7.9 billion of assets under management in these types of investments. LaSalle Investment Management is typically compensated by securities investment clients on the basis of the market value of assets under management.

Competitive Advantages
We believe that the six key value drivers noted above and articulated below create several competitive advantages that have made us the leading integrated global real estate services and money management firm.

Integrated Global Services. By combining a wide range of high-quality, complementary services—and delivering them at consistently high service levels globally through wholly owned Company offices with directly employed personnel—we can develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. We also believe that we have secured an established business presence in the world’s principal real estate markets, with the result that we can grow revenues without a proportionate increase in infrastructure costs. With operations in more than 450 cities in 50 countries on five continents, we have in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe. This geographic coverage positions us to serve our multinational clients and manage investment capital on a global basis. In addition, we anticipate that our additional cross-selling potential across geographies and product lines will continue to develop new revenue sources for multiple business units within Jones Lang LaSalle.

Industry-Leading Research and Knowledge Building. We invest in and rely on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy. Our Global Research Executive Board oversees and coordinates the activities of approximately 220 research professionals who cover market and economic conditions in approximately 250 metropolitan areas in 40 countries around the world. Research also plays a key role in keeping colleagues throughout the organization attuned to important events and changing conditions in world markets. We facilitate the dissemination of this information to colleagues through our company-wide intranet.

Client Relationship Management. We support our ability to deliver superior service to our clients through our ongoing investments in client relationship management and account management. Our goal is to provide each client with a single point of contact at our firm, an individual who is answerable to, and accountable for, all the activities we undertake for the client. We believe that we enhance superior client service through best practices in client relationship management, the practice of seeking and acting on regular client feedback, and recognizing each client’s definition of excellence.

Our client-driven focus enables us to develop long-term relationships with real estate investors and occupiers. By developing these relationships, we are able to generate repeat business and create recurring revenue sources. In many cases, we establish strategic alliances with clients whose ongoing service needs mesh with our ability to deliver fully integrated real estate services across multiple business units and office locations. We support our relationship focus with an employee compensation system designed to reward client relationship building, teamwork and quality performance, in addition to revenue development.

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

Based on our general industry knowledge and specific client feedback, we believe we are recognized as an industry leader in technology. We possess the capability to provide sophisticated information technology systems on a global basis to serve our clients and support our employees. For example, the purpose of OneView by Jones Lang LaSalleSM, our client extranet technology, is to provide clients with detailed and comprehensive insight into their portfolios, the markets in which they operate and the services we provide to them. DelphiSM, our intranet technology, offers our employees easy access to the Firm’s policies and its collective thinking regarding our experience, skills and best practices. In 2006, we applied for a patent in the United States with respect to certain aspects of OneView by Jones Lang LaSalleSM that we consider to be proprietary.

We believe that our investments in research, technology, people and thought leadership position our firm as a leading innovator in our industry. Major research initiatives, such as our “World Winning Cities” program, our offshoring index and our “Global Real Estate Transparency Index,” investigate emerging trends and therefore help us anticipate future conditions and shape new services to benefit our clients. In 2006, we applied for a patent in the United States with respect to certain aspects of our Global Real Estate Transparency Index methodology that we consider to be proprietary. Professionals in our Strategic Consulting practice identify and respond to shifting market and business trends to address changing client needs and opportunities. LaSalle Investment Management relies on our comprehensive investigation of global real estate and capital markets to develop new investment products and services tailored to the specific investment goals and risk/return objectives of our clients. We believe that our commitment to innovation helps us secure and maintain profitable long-term relationships with the clients we target: the world’s leading real estate owners, occupiers and investors.

Maximizing Values of Real Estate Portfolios. To maximize the values of our real estate investments, LaSalle Investment Management capitalizes on its strategic research insights and local market knowledge to develop a integrated approach that leads to innovative solutions and value enhancement. Our global strategic perspective allows us to assess pricing trends for real estate, and know which investors worldwide are actively investing. This enables us to have an ideal view as to when buying and selling strategies should be implemented. During hold periods, our local market research allows us to assess the potential for cash flow enhancement in our assets based on an informed opinion of rental rate trends. When combined, these two perspectives provide us with an optimal view that leads to timely execution and translates into superior investment performance.

Strong Brand. Based on our industry knowledge, commissioned marketing surveys, coverage in top-tier business publications and significant number of long-standing client relationships, we believe that large corporations and institutional investors and occupiers of real estate generally recognize us as a provider of high-quality, professional real estate and money management services. We believe that the strength of the Jones Lang LaSalle and LaSalle Investment Management brands and our reputation for excellence in service delivery represent significant advantages when we pursue new business opportunities.

Industry Trends
Increasing Demand for Global Services and Globalization of Capital Flows. Many corporations based in countries around the world have pursued growth opportunities in international markets. Many are striving to control costs by outsourcing or offshoring non-core business activities. Both trends have increased the demand for global real estate services, including facilities management, tenant representation and leasing, and property management services. We believe that this trend will favor real estate service providers with the capability to provide services—and consistently high service levels—in multiple markets around the world. Additionally, real estate capital flows have become increasingly global, as more assets are marketed internationally and as more investors seek real estate investment opportunities beyond their own borders. This trend has created new markets for investment managers equipped to facilitate international real estate capital flows and execute cross-border real estate transactions.

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

Employees
With the help of aggressive goal and performance measurements, we attempt to instill in all of our people the commitment to be the best. Our goal is to be the real estate advisor of choice for clients and the employer of choice in our industry. To achieve that, we intend to continue to promote those human resources techniques that will attract, motivate and retain high quality employees. The following table details our respective headcounts at December 31, 2006 and 2005:

	2006	2005
Professional	11,800	9,400
Support	1,800	1,500
	13,600	10,900
Directly reimbursable property maintenance	11,900	11,100
Total employees	25,500	22,000

Directly reimbursable project management
employees included as professionals above	4,200	3,500

The increase in headcount in 2006 was driven by acquisitions, such as Spaulding & Slye, additional or expanded outsourcing engagements, and strategic hiring across all regions, particularly in Asia Pacific.

Directly reimbursable project management employees work with clients that have a contracted fee structure comprised of a fixed management fee and a separate component that allows for scheduled reimbursable personnel and other expenses to be billed directly to the client.

Approximately 9,300 and 7,700 of our professional and support staff in 2006 and 2005, respectively, were based in countries other than the United States. Additionally, approximately 8,100 and 7,600 of our directly reimbursable property maintenance workers in 2006 and 2005, respectively, were based in countries other than the United States. Our employees are not members of any labor unions with the exception of approximately 800 of our directly reimbursable property maintenance employees in the United States. We have generally had satisfactory relations with our employees.

Company Web Site, Corporate Governance and Other Available Information
Jones Lang LaSalle’s Web site address is www.joneslanglasalle.com. We make available, free of charge, our Form 10-K, 10-Q and 8-K reports, and our proxy statements, as soon as reasonably practicable after we file them electronically with the U.S. Securities and Exchange Commission (“SEC”). You also may read and copy any document we file with the SEC at its public reference room at 100 F Street, NE, Washington, D.C. 20549. You may call the SEC at 1.800.SEC.0330 for information about its public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy statements and other information that we file electronically with the SEC. The SEC’s Web site address is www.sec.gov.

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

Item 1A. Risk Factors

The complex, dynamic and international scope of our operations overall, and of our operations in particular regions and countries, involves a number of significant risks for our business. The fact that we operate in numerous countries likely magnifies those risks relative to other companies whose operations are not as geographically dispersed. If the risks associated with the services we provide, our operations in particular regions and countries and the international scope of our operations cannot be or are not successfully managed, our business, operating results and/or financial condition could be materially and adversely affected.

One of the challenges of a global business such as ours is to be able to determine in a sophisticated manner the enterprise risks that in fact exist and continuously to monitor those that develop over time as a result of changes in the business, laws to which we are subject and the other factors we discuss below. We must then determine how best to employ available resources to prevent, mitigate and/or minimize those risks that have the greatest potential (1) to occur and (2) to cause significant damage from an operational, financial or reputational standpoint. An important dynamic that we must also consider and appropriately manage is how much and what types of commercial insurance to obtain and how much potential liability may remain uninsured consistent with the infrastructure that is in place within the organization to identify and properly manage it. While we attempt to approach these issues in an increasingly sophisticated and coordinated manner across the globe, our failure to identify or effectively manage the enterprise risks inherent within our business could result in a material adverse effect on our business, results of operations and/or financial condition.

We govern our enterprise risk program primarily through our Global Operating Committee, which is chaired by our Global Chief Operating Officer and includes the Chief Operating Officers of our four reported business segments and the leaders from certain corporate staff groups such as Finance, Legal and Insurance. The Global Operating Committee coordinates its enterprise risk activities with our Internal Audit function, which performs an annual risk assessment of our business.

This section reflects our views concerning the most significant risks we believe face our business, although they do not purport to include every possible risk from which we might sustain a loss. For purposes of the following analysis and discussion, we generally group the risks we face according to four principal categories:

•	External Market Risk Factors;
•	Internal Operational Risk Factors;
•	Financial Risk Factors; and
•	Human Resources Risk Factors.

Some of the risks we identify could appropriately be discussed in more than one category, but we have chosen the one we view as primary.

External Market Risk Factors

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
A general decline in real estate investment activity can lead to a reduction in our investment management fees, on the fees generated from the acquisition of property for clients, as well as in fees and commissions for arranging acquisitions, dispositions and financings.

•	Decline in Acquisition and Disposition Activity
A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers.

•	Decline in Leasing Activity
A general decline in leasing activity can lead to a reduction in fees and commissions for arranging leases, both on behalf of owners and tenants. Additionally, a decline in leasing activity can lead to a reduction in the demand for, and fees earned from, other real estate services, such as Project and Development Services (managing the build-out of space) and Integrated Facilities Management Services (managing space occupied by clients).

•	Decline in the Value and Performance of Real Estate and Rental Rates
A general decline in the value and performance of real estate and in rental rates can lead to a reduction in investment management fees (the most significant portion of which are generally based upon the performance of investments) and the value of the co-investments we make with our investment management clients or merchant banking investments we have made for our own account. Additionally, such declines can lead to a reduction in fees and commissions that are based upon the value of, or revenues produced by, the properties with respect to which services are provided, including fees and commissions for property management and valuations, and for arranging acquisitions, dispositions, leasing and financings. Historically, a significant decline in real estate values in a given market has also tended to result in increases in litigation regarding advisory and valuation work done prior to the decline.

Changes in non-real estate markets can also affect our business. For example, strength in the equity markets can mean that there are generally lower levels of capital allocated to real estate, which in turn can mean that our ability to generate fees from the operation of our investment management business will be negatively impacted. Strength in the equity markets can also negatively impact the performance of real estate as an asset class, which in turn means that the incentive fees relating to the performance of our investment funds will be negatively impacted.

Real estate services and investment management markets are highly competitive. We provide a broad range of commercial real estate and investment management services, and there is significant competition on an international, regional and local level with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, firms providing outsourcing services and companies bringing their real estate services in-house (any of which may be a global, regional or local firm). Many of our competitors are local or regional firms, which, although substantially smaller in overall size, may be larger in a specific local or regional market. Some of our competitors are expanding the services they offer in an attempt to gain additional business. Some of our competitors may have greater financial, technical and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or more well-capitalized competitors may be able to respond faster to the need for technological changes, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily and generally compete more aggressively for market share.

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

We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason with as little as 30 to 60 days’ notice, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and financial condition will be materially adversely affected.

We must also continue to successfully differentiate the scope and quality of our service and product offerings from those of our competitors in order to maintain the value and premium status of our brand, which is one of our most important assets.

The seasonality of our business exposes us to risks and to volatility in our stock price. Our revenues and profits tend to be significantly higher in the third and fourth quarters of each year than in the first two quarters. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant through the year. Historically, we have reported an operating loss or a relatively small profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains (both of which can be particularly unpredictable). The seasonality of our business makes it difficult to determine during the course of the year whether plan results will be achieved, and thus to adjust to changes in expectations. Additionally, negative economic or other conditions that arise at a time when they impact performance in the fourth quarter, such as the particular timing of when larger transactions close or changes in the value of the U.S. dollar against other currencies, may have a more significant impact than if they occurred earlier in the year. To the extent we are not able to identify and adjust for changes in expectations or we are confronted with negative conditions that impact inordinately on the fourth quarter of a year, this could have a material adverse effect on our business, results of operations and/or financial condition. This may in turn lead to volatility in our stock price.

Political and Economic Instability and Transparency; Terrorist Activities; Health Epidemics. We operate in 50 countries with varying degrees of political and economic stability and transparency. For example, certain Asian, Eastern European and South American countries have experienced serious political and economic instability within the past few years, and such instability will likely continue to arise from time to time in countries in which we have operations. As a result, our ability to operate our business in the ordinary course may be disrupted in one way or another, with corresponding reductions in revenues, increases in expenses or other material adverse effects. In addition, terrorist activities have escalated in recent years and at times have affected cities in which we operate. To the extent that similar terrorist activities continue to occur, they may adversely affect our business because they tend to target the same type of high-profile urban areas in which we do business.

Health epidemics that affect the general conduct of business in one or more urban areas (including as the result of travel restrictions and the inability to conduct face-to-face meetings), such as occurred in the past from SARS or may occur in the future from an avian flu outbreak, can also adversely affect the volume of business transactions, real estate markets and the cost of operating real estate or providing real estate services, and may therefore adversely affect our results.

Infrastructure Disruptions. Our ability to conduct a global business may be adversely impacted by disruptions to the infrastructure that supports our businesses and the communities in which they are located. This may include disruptions involving electrical, communications, transportation or other services used by Jones Lang LaSalle or third parties with which we conduct business, or disruptions as the result of natural disasters (such as earthquakes and floods), political instability or terrorist attacks. These disruptions may occur, for example, as a result of events affecting only the buildings in which we operate (such as fires), or as a result of events with a broader impact on the cities where those buildings are located (including, potentially, the longer-term effects of global climate change). Nearly all of our employees in our primary locations, including Chicago, London, Singapore and Sydney, work in close proximity to each other in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.

The infrastructure disruptions described above may also disrupt our ability to manage real estate for clients or may adversely affect the value of real estate investments we make on behalf of clients. The buildings we manage for clients, which include some of the world’s largest office properties and retail malls, are used by numerous people daily, as the result of which fires, earthquakes, floods, other natural disasters, defects and terrorist attacks can result in significant loss of life, and, to the extent we are held to have been negligent in connection with our management of the affected properties, we could incur significant financial liabilities and reputational harm.

The occurrence of natural disasters and terrorist attacks can also significantly increase the availability and/or cost of commercial insurance policies covering real estate, both for our own business and for those clients whose properties we manage and who may purchase their insurance through the insurance buying programs we make available to them.

While we have disaster recovery and crisis management procedures in place, there can be no assurance that they will suffice in any particular situation to avoid a significant loss.

Civil and Regulatory Claims; Litigating Disputes in Different Jurisdictions. Substantial civil legal liability or a significant regulatory action against the Company could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business prospects. While we do maintain commercial insurance in an amount we believe is appropriate, we also maintain a significant level of self-insurance for the liabilities we may incur. Because any disputes we have with third parties, or any government regulatory matters, must generally be adjudicated within the jurisdiction in which the dispute arose, our ability to resolve our disputes successfully depends on the local laws that apply and the operation of the local judicial system, the timeliness, quality, transparency and sophistication of which varies widely from one jurisdiction to the next. Our geographic diversity therefore makes it unusually challenging to resolve any such disputes efficiently and/or effectively, particularly as there appears to be a tendency toward more litigation in emerging markets, where the legal systems are especially less mature and transparent.

Internal Operational Risk Factors

Concentrations of business with corporate clients increase credit risk and the impact from the loss of certain clients. While our client base remains diversified across industries and geographies, we do value the expansion of business relationships with individual corporate clients and the increased efficiency and economics (both to our clients and our firm) that can result from developing repeat business from the same client and from performing an increasingly broad range of services for the same client. At the same time, having increasingly large and concentrated clients can also lead to greater or more concentrated risks of loss if, among other possibilities, such a client (1) experiences its own financial problems, which can lead to larger individual credit risks, (2) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced, (3) decides to reduce its operations or its real estate facilities, (4) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations, (5) decides to change its providers of real estate services or (6) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers. Additionally, increasingly large clients may, and sometimes do, attempt to leverage the extent of their relationships with us during the course of contract negotiations or in connection with disputes or potential litigation.

Contractual Liabilities as Principal and for Warranted Pricing. We may, on behalf of our clients, hire and supervise third-party contractors to provide construction, engineering and various other services for our managed properties or properties we are developing. Depending upon the terms of our contracts with clients (which, for example, may place us in the position of a principal rather than an agent) or responsibilities we assume or are legally deemed to have assumed in the course of a client engagement (whether or not memorialized in a contract), we may be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties whom we do not control. Adverse outcomes of property management disputes or litigation could negatively impact our business, financial condition and/or results of operations, particularly if we have not limited in our contracts the extent of damages to which we may be liable for the consequences of our actions or if our liabilities exceed the amounts of the commercial third-party insurance that we carry. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property manager even if we have technically disclaimed liability as a legal matter, in which case we may be pressured to participate in a financial settlement for purposes of preserving the client relationship.

As part of our project management business, we may enter into agreements with clients that provide for a warranted or guaranteed cost for a project that we manage. In these situations, we are responsible for managing the various other contractors required for a project, including general contractors, in order to ensure that the cost of a project does not exceed the contract price and that the project is completed on time. In the event that one of the other contractors on the project does not or cannot perform as a result of bankruptcy or for some other reason, we are responsible for any cost overruns as well as the consequences for late delivery.

Performance Under Client Contracts; Revenue Recognition; Scope Creep. We generally provide our services to our clients under contracts, and in certain cases we are subject to regulatory and/or fiduciary obligations (which may relate to, among other matters, the decisions we may make on behalf of a client with respect to managing assets on its behalf or purchasing products or services from third parties or other divisions within our firm). Our services may involve handling substantial amounts of client funds in connection with managing their properties. We face legal and reputational risks in the event we do not perform, or are perceived to have not performed, under those contracts or in accordance with those regulations or obligations, or in the event we are negligent in the handling of client funds. The precautions we take to prevent these types of occurrences, which represent a significant commitment of corporate resources, may nevertheless not be effective in all cases. Unexpected costs or delays could make our client contracts or engagements less profitable than anticipated. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on profit margins.

In the event that we perform services for clients without executing appropriate contractual documentation, we may be unable to realize our full compensation potential or recognize revenue for accounting purposes, and we may not be able to effectively limit our liability in the event of client disputes. In the event we perform services for clients that are beyond, or different from, what were contemplated in contracts (known as “scope creep”), we may not be fully reimbursed for the services provided, or our potential liability in the case of a negligence claim may not have been as limited as it normally would have been or may be unclear.

Co-investment, investment, merchant banking and real estate investment banking activities subject us to real estate investment risks and potential liabilities. An important part of our investment strategy includes investing in real estate both individually and along with our money management clients. In order to remain competitive with well-capitalized financial services firms, we also make merchant banking investments, as the result of which we may use Firm capital to acquire properties before the related investment management funds have been established or investment commitments received from third-party clients. An emerging but potentially significant strategy is to further engage in certain real estate investment banking activities in which we, either solely or with one or more joint venture partners, would employ capital to assist our clients in maximizing the value of their real estate (for example, we might acquire a property from a client that wishes to dispose of it within a certain time frame, after which we would market it for sale as the principal and therefore assume any related market risk). We also have business lines that have as part of their strategy the acquisition, development, management and sale of real estate. Investing in any of these types of situations exposes us to a number of risks that could have a material adverse effect on our business, results of operations and/or financial condition, including as a result of the following risks:

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

•	We make co-investments in real estate in many countries, and this presents risks as described above in “External Market Risk Factors.”

Corporate Conflicts of Interest. All providers of professional services to clients, including our firm, must manage potential conflicts of interest that may arise, principally where the primary duty of loyalty owed to one client is somehow potentially weakened or compromised by a relationship also maintained with another client or third party. While the Company has policies and procedures in place to identify, disclose and resolve potential conflicts of interest, the failure or inability to do so in a significant situation could have a material adverse effect on our business, operating results and/or financial condition. Corporate conflicts of interest arise in the context of the services we provide as a firm to our different clients. Personal conflicts of interest on the part of our employees are separately considered as issues within the context of our Code of Business Ethics.

Client Due Diligence. There are circumstances where the conduct or identity of our clients could cause us reputational damage or financial harm or could lead to our non-compliance with certain laws, as the result of which there could be a material adverse effect on our business, operating results and/or financial condition. An example would be the attempt by a client to “launder” funds through its relationship with us, namely to disguise the illegal source of funds that are put into otherwise legitimate real estate investments. While we continue to attempt to enhance the procedures we use to evaluate our clients before doing business with them and to avoid attempts to launder money or otherwise to exploit their relationship with us, our efforts may not be successful in all situations.

Burden of Complying with Multiple and Potentially Conflicting Laws and Regulations and Dealing with Changes in Legal and Regulatory Requirements. We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents significant challenges. As an example, in the United Kingdom, the Financial Services Authority (FSA) regulates the conduct of investment businesses and the Royal Institute of Chartered Surveyors (RICS) regulates the profession of Chartered Surveyors, which is the professional qualification required for certain of the services we provide in the United Kingdom, through upholding standards of competence and conduct. As another example, various activities of LaSalle Investment Management associated with raising capital and offering investment funds are regulated in the United States by the Securities and Exchange Commission (SEC) and in other countries by similar securities regulatory authorities, and as a publicly traded company, we are subject to various corporate governance and other requirements established by statute, pursuant to SEC regulations and under the rules of the New York Stock Exchange. Additionally, changes in legal and regulatory requirements can impact our ability to engage in business in certain jurisdictions or increase the cost of doing so. The legal requirements of U.S. statutes may also conflict with local legal requirements in a particular country, as, for example, when anonymous hotlines required under U.S. law were construed to conflict in part with French privacy laws.

Licensing Requirements. The brokerage of real estate sales and leasing transactions, property management and the operation of the investment advisory business, among other business lines, require us to maintain licenses in various jurisdictions in which we operate. If we fail to maintain our licenses or conduct brokerage, management, investment advisory or other regulated activities without a license, we may be required to pay fines or return commissions received or have licenses suspended. Licensing requirements may also preclude us from engaging in certain types of transactions or change the way in which we conduct business or the cost of doing so. In addition, because the size and scope of real estate sales transactions and the number of countries in which we operate or invest have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous licensing regimes and the possible loss resulting from noncompliance have increased. Furthermore, the laws and regulations applicable to our business, both in the United States and in foreign countries, also may change in ways that materially increase the costs of compliance. Particularly in emerging markets, there can be relatively less transparency around the standards and conditions under which licenses are granted or renewed.

As a licensed real estate service provider and advisor in various jurisdictions, we and our licensed employees may be subject to various due diligence, disclosure, standard-of-care, anti-money laundering and other obligations in the jurisdictions in which we operate. Failure to fulfill these obligations could subject us to litigation from parties who purchased, sold or leased properties we brokered or managed or who invested in our funds. We could become subject to claims by participants in real estate sales or other services claiming that we did not fulfill our obligations as a service provider or broker (including, for example, with respect to conflicts of interests where we are acting, or are perceived to be acting, for two or more clients with potentially contrary interests).

Computer and Information Systems. Our business is highly dependent on our ability to process transactions across numerous and diverse markets in many currencies. If any of our financial, accounting, human resources or other data processing, e-mail, client accounting, funds processing or electronic information management systems do not operate properly or are disabled (including as the result of computer viruses, problems with the internet or sabotage), we could suffer a disruption of our businesses, liability to clients, loss of client data, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including disruptions of electrical or communications services, disruptions caused by natural disasters, political instability or terrorist attacks, or our inability to occupy one or more of our buildings.

The development of new software systems used to operate one or more aspects of our business, particularly on a customized basis or in order to coordinate or consolidate financial, human resources or other types of infrastructure data reporting, client accounting or funds processing is complicated and may result in costs that cannot be recuperated in the event of the failure to complete a planned software development. A new software system that has defects may cause reputational issues and client or employee dissatisfaction, with business lost as a result. The acquisition or development of software systems is often dependent to one degree or another on the quality, ability and/or financial stability of one or more third-party vendors, over which we may not have control beyond the rights we negotiate in our contracts. Different privacy policies from one country to the next (or across a region such as the European Union) may restrict our ability to share or collect data on a global basis, and this may limit the utility of otherwise available technology.

Our business is also dependent, in part, on our ability to deliver to our clients the efficiencies and convenience afforded by technology. The effort to gain technological expertise and develop or acquire new technologies requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors do, we could lose market share.

Risks Inherent in Making Acquisitions. We have made in the past, and anticipate that we may make in the future, acquisitions of businesses or business lines. In 2006, for example, we closed the acquisition of Spaulding & Slye, a significant business with approximately 500 employees, and we completed a number of other smaller but still strategically important acquisitions in various countries. Any such acquisitions may subject us to a number of significant risks, including, among others:

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

•	Addition of business lines in which we have not previously engaged (for example, general contractor services for “ground up” construction development projects);
•	Inability to effectively integrate the acquired business and its employees; and
•	Potential impairment of intangible assets, which could adversely affect our reported results.

We may face liability with respect to environmental issues occurring at properties that we manage or in which we invest. Various laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face liability under these laws as a result of our role as an on-site property manager or a manager of construction projects. In addition, we may face liability if such laws are applied to expand our limited liability with respect to our co-investments in real estate as discussed below.

Ability to Protect Intellectual Property; Infringement of Third-Party Intellectual Property Rights. Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property (such as our service marks, client lists and information, and business methods). Existing laws of some countries in which we provide or intend to provide services (or the extent to which laws are enforced) may offer only limited protections of our intellectual property rights. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements, and on patent, copyright and trademark laws to protect our intellectual property rights. Our inability to detect unauthorized use (for example, by former employees) or take appropriate or timely steps to enforce our intellectual property rights may have an adverse effect on our business.

We cannot be sure that the services we offer to clients do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services.

Ability to Continue to Maintain Satisfactory Internal Financial Reporting Controls and Procedures. If we are not able to continue to successfully implement the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, our reputation, financial results and the market price of our stock could suffer. While we believe that we have adequate internal financial reporting control procedures in place, we may be exposed to potential risks from this legislation, which requires companies to evaluate their internal controls and have their controls attested to by their independent auditors on an annual basis. We have evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls over financial reporting as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2006. However, there can be no assurance that we will continue to receive a positive attestation in future years, particularly since standards continue to evolve and are not necessarily being applied consistently from one auditing firm to another. If we identify one or more material weaknesses in our internal controls in the future that we cannot remediate in a timely fashion, we may be unable to receive a positive attestation at some time in the future from our independent auditors with respect to our internal controls over financial reporting.

Financial Risk Factors

We may have indebtedness with fixed or variable interest rates and certain covenants with which we must comply. At December 31, 2006, we had $50.1 million of indebtedness on a consolidated basis, principally under a revolving credit facility from a syndicate of lenders. Our average outstanding borrowings under the revolving credit facility were $205.2 million during 2006, and the effective interest rate on that facility was 5.1%.

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

The terms of our debt contain a number of covenants that could restrict our flexibility to finance future operations or capital needs, or to engage in other business activities that may be in our best interest. The debt covenants limit our ability, among other things, to:

•	Encumber or dispose of assets;
•	Incur indebtedness; and
•	Engage in acquisitions.

In addition, with respect to the revolving credit facility, we must maintain a consolidated net worth of at least $450 million and a leverage ratio not exceeding 3.25 to 1. We must also maintain a minimum interest coverage ratio of 2.5 to 1.

If we are unable to make required payments under the revolving credit facility or if we breach any of the debt covenants, we will be in default under the terms of the revolving credit facility. A default under the facility could cause acceleration of repayment of outstanding amounts as well as defaults under other existing and future debt obligations.

Volatility in LaSalle Investment Management Incentive Fee Revenues. With the growth in assets under management at LaSalle Investment Management, our portfolio is of sufficient size to periodically generate large incentive fees and, in some cases, equity gains that significantly contribute to our earnings and to the changes in earnings from one year to the next. However, volatility in this component of our earnings is inevitable due to the nature of this aspect of our business. In the case of our commingled funds, underlying market conditions, particular decisions regarding the acquisition and disposition of fund assets, and the specifics of the client mandate will determine the timing and size of incentive fees from one fund to another. For separate accounts, where asset management is ongoing, we may also earn incentive fees at periodic agreed-upon measurement dates, and that may be related to performance relative to specified real-estate indices (such as that published by the National Council of Real Estate Investment Fiduciaries (NCREIF)).

While LaSalle Investment Management has focused over the past several years on developing more predictable annuity-type revenues, incentive fees have been, and will continue to be, an important part of our revenues and earnings. As a result, the volatility described above should be expected to continue. For example, in 2006 we recognized one very significant incentive fee from the long-term performance of a separate account where we have ongoing portfolio management. This incentive fee was payable only once every four years and was calculated based on the account’s performance above a real rate of return so long as the account’s performance has exceeded a NCREIF-based index. The incentive fee will next be measured after a five-year performance period.

Currency Restrictions and Exchange Rate Fluctuations. We produce positive flows of cash in various countries and currencies that can be most effectively used to fund operations in other countries or to repay our indebtedness, which is currently primarily denominated in U.S. dollars. We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. We also face risks associated with fluctuations in currency exchange rates that may lead to a decline in the value of the funds produced in certain jurisdictions.

Additionally, although we operate globally, we report our results in U.S. dollars, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, strengthened against the U.S. dollar over the course of 2006. For the year ended December 31, 2006, 65% of our operating income was attributable to operations with U.S. dollars as their functional currency, and 35% was attributable to operations having other functional currencies. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

We are authorized to use currency-hedging instruments, including foreign currency forward contracts, purchased currency options and borrowings in foreign currency. There can be no assurance that such hedging will be economically effective. We do not use hedging instruments for speculative purposes.

The following table sets forth the revenues derived from our most significant currencies (based upon 2006 revenues, $ in millions). The euro revenues include our businesses in France, Germany, Italy, Ireland, Spain, Portugal, Holland, Belgium and Luxembourg.

Most Significant Currencies on a Revenue Basis

	2006	2005
United States Dollar	$898.6	539.9
United Kingdom Pound	352.1	281.7
Euro	342.0	220.8
Australian Dollar	126.8	108.5
Other currencies	294.1	239.7
Total revenues	$2,013.6	1,390.6

Greater Difficulty in Collecting Accounts Receivable in Certain Countries and Regions. We face challenges to our ability to efficiently and/or effectively collect accounts receivable in certain countries and regions. For example, in Asia, many countries have underdeveloped insolvency laws, and clients often are slow to pay. In Europe, clients in some countries, particularly Spain, Italy and France, also tend to delay payments, reflecting a different business culture.

Potentially Adverse Tax Consequences; Changes in Tax Legislation and Tax Rates. Moving funds between countries can produce adverse tax consequences in the countries from which and to which funds are transferred, as well as in other countries, such as the United States, in which we have operations. Additionally, as our operations are global, we face challenges in effectively gaining a tax benefit for costs incurred in one country that benefit our operations in other countries.

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

Human Resources Risk Factors

Difficulties and Costs of Staffing and Managing International Operations. The coordination and management of international operations pose additional costs and difficulties. We must manage operations in many time zones and that involve people with language and cultural differences. Our success depends on finding and retaining people capable of dealing with these challenges effectively and who will represent the Company with the highest levels of integrity. If we are unable to attract and retain qualified personnel, or to successfully plan for succession of employees holding key management positions, our growth may be limited, and our business and operating results could suffer.

Among the challenges we face in retaining our people is maintaining a compensation system that rewards them consistent with local markets and with our profitability, which can be especially difficult where competitors may be attempting to gain market share by hiring our best people at rates of compensation that are well above the current market level. We have committed resources to effectively coordinate our business activities around the world to meet our clients’ needs, whether they are local, regional or global. We also consistently attempt to enhance the establishment, organization and communication of corporate policies, particularly where we determine that the nature of our business poses the greatest risk of noncompliance. The failure of our people to carry out their responsibilities in accordance with our client contracts, our corporate and operating policies, or our standard operating procedures, or their negligence in doing so, could result in liability to clients or other third parties, which could have a material adverse effect on our business, operating results and/or financial condition.

When addressing staffing in connection with a restructuring of our organization or a downturn in economic conditions or activity, we must take into account the employment laws of the countries in which actions are contemplated, which, in some cases, can result in significant costs and/or time delays in implementing headcount reductions.

Noncompliance with Policies; Communications and Enforcement of Our Policies and Our Code of Business Ethics. The geographic and cultural diversity in our organization makes it more challenging to communicate the importance of adherence to our Code of Business Ethics and our Vendor Code of Conduct, to monitor and enforce compliance with its provisions on a worldwide basis, and to ensure local compliance with U.S. laws that apply globally, such as the Foreign Corrupt Practices Act, the Patriot Act and the Sarbanes-Oxley Act of 2002. We have introduced an Ethics Everywhere program to address these challenges and to attempt to maintain a high level of awareness about, and compliance with, our Code of Business Ethics. Breaches of our Code of Business Ethics, particularly by our executive management, could have a material adverse effect on our business, reputation, operating results and/or financial condition. Breaches of our Vendor Code of Conduct by vendors whom we retain as a principal for client engagements can also lead to significant losses to clients from financial liabilities that might result.

Employee and Vendor Misconduct. Like any business, we run the risk that employee fraud or other misconduct could occur. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee misconduct, including fraud, can cause significant financial or reputational harm to any business, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts. We do have a strong ethics policy, which is articulated in our Code of Business Ethics, and an overall Ethics Everywhere program that employs a number of different but complementary methods to reinforce the importance of integrity as our employees carry out their employment duties. In particular, we attempt to reinforce our commitment to sound ethics through regular employee communication, and we are continuously increasing our training efforts in this area.

Because we often hire third-party vendors to perform services for our own account or for clients, we are also subject to the consequences of fraud or misconduct by employees of our vendors, which can also result in significant financial or reputational harm (including as a practical matter even if we have been adequately protected from a legal standpoint). We have instituted a Vendor Code of Conduct, which is published in multiple languages on our public Web site, and which is intended to communicate to our vendors the standards of conduct we expect them to uphold.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 130,000 square feet of office space pursuant to a lease that expires in February 2016. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have 159 local offices worldwide located in most major cities and metropolitan areas as follows: 50 offices in 6 countries in the Americas (including 41 in the United States), 49 offices in 21 countries in EMEA and 60 offices in 13 countries in Asia Pacific. Our offices are each leased pursuant to agreements with terms ranging from month-to-month to 10 years. In addition, we have on-site property and other offices located throughout the world. On-site property management offices are generally located within properties that we manage and are provided to us without cost.

Item 3. Legal Proceedings

The Company has contingent liabilities from various pending claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these matters are covered by insurance (including insurance provided through a captive insurance company), although they may nevertheless be subject to large deductibles or retentions, and the amounts being claimed may exceed the available insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of Jones Lang LaSalle’s shareholders during the fourth quarter of 2006.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed for trading on the New York Stock Exchange under the symbol “JLL.”

As of February 20, 2007, there were approximately 22.400 beneficial holders of our Common Stock.

The following table sets forth the high and low daily closing prices of our Common Stock as reported on the New York Stock Exchange.

	High	Low
2006
Fourth Quarter	$93.21	$84.00
Third Quarter	$88.54	$75.92
Second Quarter	$90.70	$71.05
First Quarter	$76.54	$52.75

2005
Fourth Quarter	$52.48	$45.05
Third Quarter	$50.65	$43.88
Second Quarter	$47.41	$36.90
First Quarter	$47.30	$34.54

Dividends

In October 2006, the Company announced that its Board of Directors declared a semi-annual dividend of $0.35 per share of its common stock. The dividend payment was made on Friday, December 15, 2006 to holders of record at the close of business on Wednesday, November 15, 2006. This amount represents an increase of $0.10 per share over the amount of the semi-annual dividend that was paid in June 2006. The current dividend plan approved by the Board anticipates a total annual dividend of $0.70 per common share; however there can be no assurance that future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remains subject to final determination by the Company’s Board of Directors. A dividend-equivalent in the same amount also was paid simultaneously on outstanding but unvested restricted stock units granted under the Company's Stock Award and Incentive Plan.

Transfer Agent

Mellon Investor Services LLC
480 Washington Boulevard
Jersey City, New Jersey 07310

Equity Compensation Plan Information

For information regarding our equity compensation plans, including both shareholder approved plans and plans not approved by shareholders, see Item 12. Security Ownership of Certain Beneficial Owners and Management.

Comparison of 5 Year Cumulative Total Return

The following line graph compares Jones Lang LaSalle’s cumulative shareholder return on its Common Stock to the cumulative total return of the Standard & Poor’s 500 Stock Index and an industry peer group index (Custom Industry Index) for a five-year period extending through December 31, 2006. The Custom Industry Index is composed of a “new peer group” including the following other publicly traded real estate services companies: Grubb & Ellis Company and CB Richard Ellis Group Inc. from the time it issued public equity in 2004. CB Richard Ellis Group Inc. acquired all of the outstanding common stock of Trammell Crow Company in 2006. The graph below also includes an “old peer group” composed of Grubb & Ellis Company and Trammell Crow Company prior to the time that CB Richard Ellis Group Inc. issued public equity, and then includes CB Richard Ellis Group Inc. after it issued public equity in 2004. The graph assumes the investment of $100 in Jones Lang LaSalle and each of the indices on December 31, 2001 and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06

Jones Lang LaSalle Incorporated	$100.00	85.21	114.85	207.26	280.37	516.78
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
New Peer Group	100.00	34.58	29.49	157.63	280.26	466.02
Old Peer Group	100.00	73.22	105.74	155.59	264.87	365.30

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Share Repurchases

The following table provides information with respect to approved share repurchase programs for Jones Lang LaSalle:

			Total number
			of shares
			purchased	Shares
			as part	remaining
	Total number	Average price	of publicly	to be
	of shares	paid per	announced	purchased
	purchased	share (1)	plans	plan (2)

January 1, 2006 - January 31, 2006	1,186	$49.63	620,386	1,379,614

February 1, 2006 - February 28, 2006	50,000	$68.08	670,386	1,329,614

March 1, 2006 - March 31, 2006	73,714	$69.04	744,100	1,255,900

April 1, 2006 - April 30, 2006	-	-	744,100	1,255,900

May 1, 2006 - May 31, 2006	-	-	744,100	1,255,900

June 1, 2006 - June 30, 2006	155,000	$75.38	899,100	1,100,900

July 1, 2006 - July 31, 2006	-	-	899,100	1,100,900

August 1, 2006 - August 31, 2006	122,000	$77.49	1,021,100	978,900

September 1, 2006 - September 30, 2006	-	-	1,021,100	978,900

October 1, 2006 - October 31, 2006	-	-	1,021,100	978,900

November 1, 2006 - November 30, 2006	-	-	1,021,100	978,900

December 1, 2006 - December 31, 2006	400,000	$87.66	1,421,100	578,900

Total	801,900	$80.75

(1) Total average price paid per share is a weighted average for the 12-month period.

(2) Since October 2002, our Board of Directors has approved four share repurchase programs. Each succeeding program has replaced the prior repurchase program, such that the program approved on September 15, 2005 is the only repurchase program in effect as of December 31, 2006. Board approval allows for purchase of our outstanding common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both restricted stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. The following table details the activities for each of our approved share repurchase programs:

	Shares	Shares Repurchased
	Approved for	through
Repurchase Plan Approval Date	Repurchase	December 31, 2006

October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	1,128,551
September 15, 2005	2,000,000	1,421,100
		4,749,651

Item 6. Selected Financial Data (Unaudited)

The following table sets forth our summary historical consolidated financial data. The information should be read in conjunction with our consolidated financial statements and related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
			(in thousands, except share data)
Statement of Operations Data:

Total revenue	$2,013,578	1,390,610	1,166,958	941,894	859,990

Operating income	244,079	131,751	89,521	54,235	52,114

Interest expense, net of interest income	14,254	3,999	9,292	17,861	17,024
Loss on extinguishment of Senior Notes	—	—	11,561	—	—
Equity in earnings from real estate ventures	9,221	12,156	17,447	7,951	2,581

Income before provision for
income taxes and minority interest	239,046	139,908	86,115	44,325	37,671
Provision for income taxes	63,825	36,236	21,873	8,260	11,037
Minority interest in earnings
of subsidiaries	—	—	—	—	711

Net income before extraordinary
item and cumulative effect of change
in accounting principle	175,221	103,672	64,242	36,065	25,923
Extraordinary gain on the acquisition of
minority interest, net of tax (1)	—	—	—	—	341
Cumulative effect of change in accounting
principle, net of tax (2)	1,180	—	—	—	846
Net income	$176,401	103,672	64,242	36,065	27,110

Dividends on unvested common stock, net of tax	1,057	385	—	—	—

Net income available to common shareholders	$175,344	103,287	64,242	36,065	27,110

Basic earnings per common share before extraordinary
item, cumulative effect of change in accounting
principle and dividends on unvested common stock	$5.50	3.30	2.08	1.17	0.85
Extraordinary gain on the acquisition of
minority interest, net of tax (1)	—	—	—	—	0.01
Cumulative effect of change in accounting
principle, net of tax (2)	0.03	—	—	—	0.03
Dividends on unvested common stock, net of tax	(0.03)	(0.01)	—	—	—

Basic earnings per common share	$5.50	3.29	2.08	1.17	0.89

Basic weighted average shares outstanding	31,872,112	31,383,828	30,887,868	30,951,563	30,486,842

Diluted earnings per common share before extraordinary
item, cumulative effect of change in accounting
principle and dividends on unvested common stock	$5.24	3.13	1.96	1.12	0.81
Extraordinary gain on the acquisition
of minority interest, net of tax (1)	—	—	—	—	0.01
Cumulative effect of change in accounting
principle, net of tax (2)	0.03	—	—	—	0.03
Dividends on unvested common stock, net of tax	(0.03)	(0.01)	—	—	—

Diluted earnings per common share	$5.24	3.12	1.96	1.12	0.85

Diluted weighted average shares outstanding	33,447,939	33,109,261	32,845,281	32,226,306	31,854,397

Other Data:
EBITDA (3)	$303,444	177,743	128,788	99,130	92,296
Ratio of earnings to fixed charges (4)	6.99X	6.75X	3.90X	2.15X	2.06X

Cash flows provided by (used in):
Operating activities	$377,703	120,636	161,478	110,045	68,369
Investing activities	(306,360)	(61,034)	(27,565)	(15,282)	(26,340)
Financing activities	(49,389)	(61,087)	(166,875)	(45,312)	(38,821)

Investments under management (5)	$40,600,000	29,800,000	24,100,000	23,000,000	23,200,000
Total square feet under management	1,024,000	903,000	835,000	725,000	735,000

Balance Sheet Data:
Cash and cash equivalents	$50,612	28,658	30,143	63,105	13,654
Total assets	1,729,948	1,144,769	1,012,377	942,940	852,516
Total debt	50,136	44,708	58,911	211,408	215,008
Total liabilities	979,568	608,766	504,397	511,949	485,558
Total shareholders’ equity	750,380	536,003	507,980	430,991	366,958

(1)  In December 2002, we exercised our option to purchase the remaining 45% interest in the joint venture company Jones Lang LaSalle Asset Management Services, which exclusively provides asset management services for all Skandia Life properties in Sweden. The purchase price was below the fair value of the assets acquired, resulting in an after-tax extraordinary gain of $0.3 million.

(2) The cumulative effect of change in accounting principle in 2006 is the result of our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). As a result of adopting SFAS 123R on January 1, 2006, we credited $1.2 million to the income statement, as the cumulative effect of a change in accounting principle, which represented the expense recognized in prior years on shares we expect to be forfeited prior to their vesting date. The cumulative effect of change in accounting principle in 2002 is the result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). As a result of adopting SFAS 142 on January 1, 2002, we credited $0.8 million to the income statement, as the cumulative effect of a change in accounting principle, which represented our negative goodwill balance at January 1, 2002.

(3)  EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Although EBITDA is a non-GAAP financial measure, our management believes that EBITDA is a useful analytical tool, that it is useful to investors as one of the primary metrics for evaluating operating performance and liquidity, and that an increase in EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA also is used in the calculation of certain covenants related to our revolving credit facility. However, EBITDA should not be considered as an alternative either to net income or net cash provided by operating activities, both of which are determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Because EBITDA is not calculated under U.S. GAAP, our EBITDA may not be comparable to similarly titled measures used by other companies.

Below is a reconciliation of our EBITDA to net income ($ in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002

Net income	$176,401	103,672	64,242	36,065	27,110
Interest expense, net of interest income	14,254	3,999	9,292	17,861	17,024
Provision for income taxes	63,825	36,236	21,873	8,260	11,037
Depreciation and amortization	48,964	33,836	33,381	36,944	37,125
EBITDA	$303,444	177,743	128,788	99,130	92,296

Below is a reconciliation of our EBITDA to net cash provided by operating activities, the most comparable cash flow measure on the statements of cash flows ($ in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002

Net cash provided by operating activities	$377,703	120,636	161,478	110,045	68,369
Interest expense, net of interest income	14,254	3,999	9,292	17,861	17,024
Provision for income taxes	63,825	36,236	21,873	8,260	11,037
Change in working capital and non-cash
expenses	(152,338)	16,872	(63,855)	(37,036)	(4,134)
EBITDA	$303,444	177,743	128,788	99,130	92,296

(4)  For purposes of computing the ratio of earnings to fixed charges, “earnings” represents net earnings before income taxes plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortization of debt discount and financing costs, capitalized interest and one-third of rental expense, which we believe is representative of the interest component of rental expense.

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

Because we are a services business, our profits produce strong cash returns. Over the past five years, we have used this cash strategically to:

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

In 2006, our Board declared and paid a total annual dividend of $0.60 per common share and anticipated paying a total annual dividend in 2007 of $0.70 per share. We do not believe that the payment of the dividend will preclude us from continuing the above other uses of cash.

We believe value is enhanced by investing appropriately in growth opportunities, maintaining our market position in developed markets and keeping our balance sheet strong.

The services we deliver are managed as business strategies to enhance the synergies and expertise of our people. The principal businesses in which we are involved are:

•	Money Management;
•	Local Market Services;
•	Capital Markets and Real Estate Investment Banking; and
•	Occupier Services.

The market knowledge we develop in our services and capital markets businesses helps us identify investment opportunities and capital sources for our money management clients. Consistent with our fiduciary responsibilities, the investments we make or structure on behalf of our money management clients help us identify new business opportunities for our services and capital markets businesses.

To continue to create new value for our clients, shareholders and employees, in early 2005 we identified five strategic priorities for continued growth. We refer to them as the Global Five Priorities, or the “G5.” We have initiated a five-year program designed to invest capital and resources that will maintain and extend our global leadership positions in the G5, which we have defined as follows:

G1: Local and Regional Service Operations. Our strength in local and regional markets determines the strength of our global service capabilities. Our financial performance also depends, in great part, on the business we source and execute locally from more than 150 offices around the world. We believe that we can leverage our established business presence in the world’s principal real estate markets to provide expanded local and regional services without a proportionate increase in infrastructure costs.

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

G3: Global Capital Markets and Real Estate Investment Banking. Our focus on the further development of our global Capital Markets service delivery capability reflects increasing international cross-border money flows to real estate and the accelerated global marketing of assets that has resulted. Our real estate investment banking capability helps provide capital and other financial solutions by which our clients can maximize the value of their real estate.

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

G5: World-Standard Business Operations. To gain maximum benefit from our other priorities, we must have superior operating and support procedures and processes to serve our clients and support our people. Our goal is to equip our people with the knowledge and risk management tools and other globally integrated infrastructure resources they need to create sustainable value for our clients. As we fully leverage the investments we have made in our infrastructure, we will have a global platform that will allow us to perform our services in an increasingly efficient, integrated and consistent manner.

We committed resources to all G5 priorities during 2005 and 2006. By continuing to invest in our future based on our view of how our strengths can support the needs of our clients, we intend to further grow our business and to maintain and expand our position as an industry leader in the process.

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

We are compensated for our services through a combination of recurring advisory fees that are asset-based, together with incentive fees based on underlying investment return to our clients, which are generally recognized when agreed upon events or milestones are reached, and equity earnings realized at the exit of individual investments within funds. We have been successful in transitioning the mix of our fees for this business to the more annuity revenue category of advisory fees. We also have increasingly been seeking to form alliances with distributors of real estate investment funds to retail clients where we provide the real estate investment expertise. In 2006, these funds, which exist in all three global regions, attracted approximately $800 million in investments, bringing the total we have allocated to these funds to approximately $2.6 billion. Additionally, our strengthened balance sheet and continued cash generation position us for expansion in co-investment activity, which we believe will accelerate our growth in assets under management.

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

Capital Markets and Real Estate Investment Banking
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

Real Estate Investment Banking Services includes sourcing capital, both in the form of equity and debt, derivatives structuring and other traditional investment banking services designed to assist corporate clients in maximizing the value of their real estate. Our investment banking services require client relationship skills and consulting capabilities as we act as our client’s trusted advisor. The level of demand for these services is impacted by general economic conditions. Our fee structure is generally transaction-specific and conditioned upon the successful completion of the transaction. We compete with consulting and investment banking firms for corporate finance and capital markets transactions. We differentiate ourselves on the basis of qualities such as our global platform, our research capability, our technology platform and our ability to innovate as demonstrated through the creation of new products and services.

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

We categorize our revenue as advisory and management fees, transaction commissions, incentive fees, project and development management fees and construction management fees. We recognize advisory and management fees related to property management services, valuation services, corporate property services, strategic consulting and money management as income in the period in which we perform the related services. We recognize transaction commissions related to agency leasing services, capital markets services and tenant representation services as income when we provide the related service unless future contingencies exist. If future contingencies exist, we defer recognition of revenue until the respective contingencies have been satisfied. Incentive fees are recognized based on the performance of underlying funds’ investments and the contractual benchmarks, formulas and timing of the measurement period with clients. Project and development management fees and construction management fees are recognized applying the “percentage of completion” method of accounting. We use the efforts expended method to determine the extent of progress toward completion for project and development management fees and costs incurred to total estimated costs for construction management fees.

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

Most of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $746 million, $549 million and $430 million in 2006, 2005 and 2004, respectively. This treatment has no impact on operating income, net income or cash flows.

Allowance for Uncollectible Accounts Receivable
We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments and with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables. These allowances are then reviewed on a quarterly basis by regional and global management to ensure they are appropriate. As part of this review, we develop a range of potential allowances on a consistent formulaic basis. We would normally expect that the allowance would fall within this range. Our allowance for uncollectible accounts receivable as determined under this methodology was $7.8 million and $5.6 million at December 31, 2006 and 2005, respectively.

Over the past several years we have placed considerable focus on working capital management and, in particular, collecting our receivables in a more timely manner. Our bad debt expense as a percentage of revenues has been reduced as we have been successful in working capital management and collecting receivables more timely. Bad debt expense was $3.6 million, $2.2 million and $3.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Bad debt expense recorded for 2004 includes the settlement of a disputed receivable in Europe in which a settlement expense of $0.7 million was incurred in the second quarter, as well as a $1.6 million charge in the fourth quarter related to a single counterparty attempting to renegotiate a contractual fee from an Investment Management transaction. With the exception of these two specific significant events, bad debt expense was less than two-tenths of one percent of total revenues in each year from 2004 to 2006. Considering our growth in revenues and receivables over the last several years, we believe this level of bad debt expense reflects effective efforts in working capital management.

Investments in Real Estate Ventures
We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 48.72% (and up to 48.78% as of January 2007) of the respective ventures. We apply the provisions of the following guidance when accounting for these interests:

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

For real estate limited partnerships in which the Company is a general partner, we apply the guidance set forth in FIN 46R, EITF 04-5 and SOP 78-9-a in evaluating the control the Company has over the limited partnership. These entities are generally well-capitalized and grant the limited partners important rights, such as the right to replace the general partner without cause, to dissolve or liquidate the partnership, to approve the sale or refinancing of the principal partnership assets, or to approve the acquisition of principal partnership assets. We account for such general partner interests under the equity method.

For real estate limited partnerships in which the Company is a limited partner, the Company is a co-investment partner, and based on applying the guidance set forth in FIN 46R and SOP 78-9-a, has concluded that it does not have a controlling interest in the limited partnership. When we have an asset advisory contract with the real estate limited partnership, the combination of our limited partner interest and the advisory agreement provides us with significant influence over the real estate limited partnership venture. Accordingly, we account for such investments under the equity method. When the Company does not have an asset advisory contract with the limited partnership, but only has a limited partner interest without significant influence, and our interest in the partnership is considered “minor” under EITF D-46 (namely, not more than 3 to 5 percent), we account for such investments under the cost method.

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

•  Property and Equipment - We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), to recognize and measure impairment of property and equipment owned or under capital lease. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in 2006, 2005 or 2004.

•  Goodwill and Other Intangible Assets - We apply SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), when accounting for goodwill and other intangible assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groupings in Europe IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2006, 2005 and 2004 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in any of those years.

•   Investments in Real Estate Ventures - We apply the provisions of APB 18, SEC Staff Accounting Bulletin Topic 5-M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” (“SAB 59”), and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We review investments in real estate ventures on a quarterly basis for indications of whether the carrying value of the real estate assets underlying our investments in real estate ventures may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the underlying assets. When an “other than temporary” impairment has been identified related to a real estate asset underlying one of our investments in ventures, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period.

There were no impairment charges in equity earnings in 2006. There were $1.8 million of such impairment charges to equity earnings in 2005, representing our equity share of the impairment charges against individual assets held by these ventures. There were $1.1 million of such charges to equity earnings in 2004.

Additionally, since the 2001 closing of our Land Investment Group and sale of our Development Group, we have recorded net impairment charges related to investments originated by these groups to restructuring expense. There were $0.7 million and $0.4 million of net credits to restructuring expense in 2006 and 2005, respectively, related to cash received from sales of land previously written down to a net book value of $0 in the Land Investment Group. There were $0.6 million of net charges in 2004 related to the partial liquidation of two Land Investment Group assets, the writedown of a third Land Investment Group asset and the liquidation of our final Development Group investment. These restructuring charges are also discussed in the Land Investment and Development Group section in Note 4 of the Notes to Consolidated Financial Statements.

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

Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability, as local statutory tax rates range from 10% to 42% in the countries in which we have significant operations. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in:

(i)	Our geographic mix of income;
(ii)	Legislative actions on statutory tax rates;
(iii)	The impact of tax planning to reduce losses in jurisdictions where we cannot recognize the tax benefit of those losses; and
(iv)	Tax planning for jurisdictions affected by double taxation.

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

We achieved an effective tax rate of 26.7% in 2006 and 25.9% in 2005, which reflected our continued disciplined management of the global tax position.

Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the United States. As a result, we have not provided deferred taxes on such earnings or the difference between tax rates in the United States and the various international jurisdictions where such amounts were earned. Further, there are various limitations on our ability to utilize foreign tax credits on such earnings when repatriated. As such, we may incur taxes in the United States upon repatriation without credits for foreign taxes paid on such earnings.

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

	December 31,
	2006	2005	2004
Gross deferred tax assets	$108.9	115.1	95.0
Valuation allowance	2.4	5.3	9.3

The decrease in gross deferred tax assets from 2005 to 2006 was the result of the usage of net operating loss carryforwards in 2006, with much of that decrease being offset by the growth in expense accruals not yet deductible. The increase in gross deferred tax assets from 2004 to 2005 was the result of growth in expense accruals not yet deductible, and in U.S. federal and state loss carryforwards.

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

Incentive Compensation
An important part of our overall compensation package is incentive compensation, which we typically pay to our employees in the first quarter of the year after it is earned. Certain employees receive a portion of their annual incentive compensation in the form of restricted stock units of our common stock under programs in which the restricted units vest over periods of up to 64 months from the date of grant. Under each program, we amortize related compensation cost to expense over the service period.

The most significant of these programs under which restricted stock units are granted is the stock ownership program. Incentive compensation deferred under the stock ownership program is enhanced by 25 percent when determining the value of restricted stock units to be granted. These restricted units vest in two parts: 50% at 18 months and 50% at 30 months, in each case from the date of grant (namely, vesting periods start in January of the year following that for which the bonus was earned). The service period over which the related compensation cost is amortized to expense consists of the 12 months of the year to which payment of the restricted stock relates, plus the periods over which the stock vests. Given that we do not finalize individual incentive compensation awards until after year-end, we must estimate the portions of the overall incentive compensation pools that will qualify for these programs. Estimations factor in the performance of the Company and individual business units, together with the target bonuses for qualified individuals.

We determine, announce and pay incentive compensation in the first quarter of the year following that to which the incentive compensation relates, at which point we true-up the estimated stock ownership program deferral and related amortization. The table below sets forth certain information regarding the stock ownership program ($ in millions, except employee data):

	Year Ended December 31,
	2006	2005	2004

Number of employees qualified for the restricted stock programs	1,200	1,000	800

Deferral of compensation under the stock ownership program	$(28.8)	(23.1)	(18.4)
Enhancement of deferred compensation	(7.2)	(5.8)	(4.4)
Decrease to deferred compensation in the first quarter
of the following year	N/A	0.3	0.9
Total deferred compensation	$(36.0)	(28.6)	(21.9)

Compensation expense recognized with regard to the current year
stock ownership program	$11.3	10.1	8.2
Compensation expense recognized with regard to prior year
stock ownership programs	15.8	9.6	7.1
Total stock ownership program compensation expense	$27.1	19.7	15.3

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balance for the 2006 program is $6.9 million at December 31, 2006.

The table below sets out certain information related to the cost of the health insurance program for the years ended December 31, 2006, 2005 and 2004 ($ in millions):

	2006	2005	2004

Expense to company	$11.6	7.9	7.5
Employee contributions	3.7	2.6	1.9
Adjustment to prior year reserve	(0.3)	(0.5)	(0.7)
Total program cost	$15.0	10.0	8.7

•  Workers’ Compensation Insurance - Given our belief, based on historical experience, that our workforce  has experienced lower costs than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage an independent actuary who specializes in workers’ compensation to estimate our exposure based on actual experience. Given the significant judgmental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. We accrue the estimated adjustment to revenues for the differences between the actuarial estimate and our reserve on a periodic basis. The credits taken to revenue for the years ended December 31, 2006, 2005 and 2004 were $3.0 million, $3.7 million and $3.6 million, respectively.

The table below sets out the range and our actual reserve for the past three years ($ in millions):

	Maximum Reserve	Minimum Reserve	Actual Reserve

December 31, 2006	$8.4	7.8	8.4
December 31, 2005	7.6	7.0	7.6
December 31, 2004	6.8	6.2	6.8

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

The table below provides details of the year-end reserves, which can relate to multiple years, that we have established as of ($ in millions):

Reserve at Year-End
December 31, 2006	$7.9
December 31, 2005	10.9
December 31, 2004	6.7

New Accounting Standards

Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” The evaluation of a tax position in accordance with FIN 48 is a two-step process. First, the Company determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Second, a tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent reporting period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent reporting period in which the threshold is no longer met. The Company is required to apply the guidance of FIN 48 beginning January 1, 2007. Management believes that the application of FIN 48 will not have a material impact on our consolidated financial statements.

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

Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 does not change the basic approach to measuring plan assets, benefit obligations, or annual net periodic benefit cost in accordance with SFAS 87, “Employers’ Accounting for Pensions,” but requires recognition on the balance sheet of the funded status of a defined benefit postretirement plan as an asset or liability, with changes in the funded status recognized in comprehensive income. The Company is required to apply the guidance of SFAS 158 in preparation of our consolidated financial statements for the year ended December 31, 2006. See Note 8 of Notes to Consolidated Financial Statements for detail of the increase to pension benefits liability and reduction in accumulated other comprehensive income as of December 31, 2006 resulting from the application of SFAS 158.

The Effect of Prior Year Errors on Current Year Materiality Evaluations
In September 2006, the SEC Staff issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires SEC registrants to consider the effect of all carry over and reversing effects of uncorrected errors in previous years when quantifying errors in current year financial statements. The Company is required to apply the guidance of SAB 108 in preparation of our consolidated financial statements for the year ended December 31, 2006. The application of SAB 108 has resulted in no adjustment to our consolidated financial statements as of or for the year ended December 31, 2006.

Items Affecting Comparability

Restructuring Charges (Credits)

For the years ended December 31, 2006, 2005 and 2004, net restructuring charges (credits) totaled $(0.7) million, $1.4 million and $5.3 million, respectively. See Note 4 of the Notes to Consolidated Financial Statements for more information regarding restructuring charges (credits).

LaSalle Investment Management Revenues

Our money management business is in part compensated through the receipt of incentive fees where performance of underlying funds’ investments exceeds agreed-to benchmark levels. Depending upon performance and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period. In 2006, the Firm recognized a gross incentive fee of $112.5 million from a single client. The fee, determined from an independent third-party valuation of the related portfolio, was larger than usual due to the eight-year contractual measurement period, as well as outstanding performance execution by the Firm.

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

The comparability of these items can be seen in Note 3 of the Notes to Consolidated Financial Statements and is discussed further in Segment Operating Results included herein.

Foreign Currency

We conduct business using a variety of currencies, but report our results in U.S. dollars, as a result of which our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility can make it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations, as such results demonstrate a growth rate that might not have been consistent with the real underlying growth rate in the local operations. As a result, we provide information about the impact of foreign currencies in the period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition in the Results of Operations section below.

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

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our revolving multi-currency credit facility that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the revolving credit facility were $205.2 million during 2006, and the effective interest rate on that facility was 5.1%. As of December 31, 2006, we had $32.4 million outstanding under the revolving credit facility. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in the years ended December 31, 2006 and 2005, and we had no such agreements outstanding at December 31, 2006.

The effective interest rate on our debt was 5.1% in 2006, compared to 3.9% in 2005. The increase in the effective interest rate is primarily due to higher interest rates during 2006 compared with 2005. A 50 basis point increase in the effective interest rate on the revolving credit facility would have increased our net interest expense by $1.0 million during 2006 and by $0.5 million during 2005, the increase resulting from higher average borrowings during 2006 compared with 2005.

Foreign Exchange

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, our revenues outside of the United States totaled 55% of our total revenues in 2006 and 61% in 2005. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily related to the British pound (17% of 2006 revenues and 20% of 2005 revenues) and the euro (17% of 2006 and 16% of 2005 revenues).

We mitigate our foreign currency exchange rate risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs. The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our revenue exposure to British pounds.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At December 31, 2006, we had forward exchange contracts in effect with a gross notional value of $379.3 million ($357.3 million on a net basis) with a market and carrying loss of $0.2 million. This carrying loss is offset by a carrying gain in associated intercompany loans such that the net impact to earnings is not significant.

Seasonality

Our revenues and profits tend to be significantly higher in the third and fourth quarters of each year than in the first two quarters. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant through the year. Historically, we have reported an operating loss or a relatively small profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains (both of which can be particularly unpredictable). Such performance fees and co-investment equity gains are generally earned when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

Results of Operations

We operate in a variety of currencies, but report our results in U.S. dollars, which means that our reported results may be positively or negatively impacted by the volatility of those currencies against the U.S. dollar. This volatility means that the reported U.S. dollar revenues and expenses demonstrate apparent growth rates between years that may not be consistent with the real underlying growth rates in the local operations. In order to provide more meaningful year-to-year comparisons of the reported results, we have included detail of the movements in certain reported lines of the Consolidated Statement of Earnings ($ in millions) in both U.S. dollars and in local currencies in the tables throughout this section.

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

We report ‘equity in earnings from real estate ventures’ in the consolidated statement of earnings after ‘operating income.’ However, for segment reporting we reflect ‘equity in earnings from real estate ventures’ within ‘total revenue.’ See Note 3 of the Notes to Consolidated Financial Statements for ‘equity earnings (losses)’ reflected within segment revenues, as well as discussion of how the chief operating decision maker (as defined in Note 3) measures segment results with ‘equity earnings (losses)’ included in segment revenues.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

				% Change	% Change
			Increase	in U.S.	in Local
	2006	2005	(Decrease)	Dollars	Currencies

Total revenue	$2,013.6	$1,390.6	$623.0	45%	43%
Compensation & benefits	1,313.3	902.7	410.6	45%	44%
Operating, administrative & other	408.0	320.9	87.1	27%	26%
Depreciation & amortization	48.9	33.8	15.1	45%	44%
Restructuring	(0.7)	1.4	(2.1)	n.m.	n.m.
Total operating expenses	1,769.5	1,258.8	510.7	41%	39%
Operating income	$244.1	$131.8	$112.3	85%	78%
(n.m. - not meaningful)

Revenue

Revenues for the year ended 2006 were $2.01 billion, an increase of 45% from the prior year that resulted from growth in all operating segments. Included in the Firm’s 2006 full-year results was an incentive fee from a single client of $112.5 million at a 41% operating income margin.

See Segment Operating Results below for additional discussion of revenues.

Operating Expenses

Operating expenses were $1.77 billion in 2006 and $1.26 billion in 2005, an increase of approximately 41% in U.S. dollars and 39% in local currencies from the prior year. The increase in operating expenses was driven by significant additions in global Capital Markets and Leasing broker teams, additional client-service staff, and by the expansion of offices to support the global business platform. Also contributing to the increase were the operations added through five strategic acquisitions, including Spaulding & Slye in the Americas, which closed in January 2006. Higher incentive compensation costs related to the strong revenue and profit performance contributed to the increase, as well.

Operating Income

Operating income for the year ended 2006 was $244.1 million, compared to $131.8 million in the prior year, an increase of 85%. From 2005 to 2006, revenue increased $623.0 million while operating expenses increased $510.7 million. The increase in operating margin resulted from operating, administrative and other costs increasing at a lower rate than revenues when compared to the prior year (27% compared to 45%), a significant portion of which was achieved as a result of the $112.5 million incentive fee noted above.

Interest Expense

Interest expense of $14.3 million for the 2006 full year was higher than the $4.0 million for 2005 due to higher debt balances throughout the year compared with 2005. The higher debt balances during the year resulted from acquisition spending totaling $191.7 million, share repurchases of $64.8 million, including $35.1 million in the fourth quarter, and net co-investment funding of $44.3 million in connection with growth in the Firm’s investment management business. Despite these significant cash uses, the Firm had no net debt (i.e., cash and cash equivalents exceeded short-term borrowings and borrowings under credit facilities) at year end.

Provision for Income Taxes

The provision for income taxes was $63.8 million in 2006 as compared to $36.2 million in 2005. The increase in the tax provision is primarily due to improved business performance. The effective tax rate was 26.7% in 2006 as compared to 25.9% in 2005. See Note 9 of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

Net Income

Net income of $176.4 million for 2006 represented an increase of 70% over the prior year’s net income of $103.7 million. The increase was driven by growth in all operating segments, part of which was due to the $112.5 million incentive fee at a 41% operating income margin described above.

Segment Operating Results

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe, Middle East and Africa (“EMEA”) and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets, real estate investment banking and valuation services (collectively "implementation services"); and property management, facilities management, and project and development services (collectively "management services").

We have not allocated restructuring charges to the business segments for segment reporting purposes and therefore these costs are not included in the discussions below. Also, for segment reporting we continue to show equity in earnings from real estate ventures within our revenue line, especially since it is a very integral part of our Investment Management segment.

Americas - Investor and Occupier Services

	2006	2005	Increase	% Change

Revenue	$625.4	$435.3	$190.1	44%
Operating expense	559.8	385.0	174.8	45%
Operating income	$65.6	$50.3	$15.3	30%

The Americas region continued its momentum through the end of the year. Revenue for the full year 2006 was $625.4 million, an increase of 44% over the prior year, and fourth-quarter revenue was $227 million, an increase of 38%. Compared with 2005, Transaction Services revenue increased 57% for the full year and 45% for the quarter while Management Services grew 31% for the year and 27% for the quarter.

The current year’s strong performance benefited from growth in both the Markets group, whose focus is to maximize the Firm’s competitive position in key local markets, and the Accounts organization, whose focus is on delivering services and strategic advice to corporate clients. Revenue in the Markets and Accounts groups increased by a combined 47% for the full year compared with the prior year. The Spaulding & Slye acquisition had a significant impact on year-over-year revenue growth in both Markets and Accounts. Strong performance in Capital Markets also contributed to the annual year-over-year revenue growth with a 74% increase over the previous year. Revenue in the Firm’s Americas Hotels business was up 46% in 2006 compared with the prior year as a result of the business’ strong position in a healthy industry environment.

Total operating expenses increased 45% for the full year and 43% for the quarter compared with 2005. The increase in operating expenses resulted from significant additions to the local market teams and from operations added through the Spaulding & Slye acquisition. In addition, incentive compensation expenses increased as a result of the growth in both revenue-generating activities and profit performance.

EMEA - Investor and Occupier Services

				% Change	% Change
				in U.S.	in Local
	2006	2005	Increase	Dollars	Currencies

Revenue	$679.3	$492.8	$186.5	38%	34%
Operating expense	635.3	468.3	167.0	36%	32%
Operating income	$44.0	$24.5	$19.5	80%	54%

EMEA’s full-year revenue grew 38% and 34% in U.S. dollars and local currencies, respectively, to $679.3 million, and fourth-quarter revenue increased 53% in U.S. dollars and 39% in local currencies to $270 million. Transaction Services revenue grew 44% for the full year to $557 million, and 54% for the quarter, while Management Services revenue grew 19% for the year to $114 million, and 67% for the quarter. Year-over-year annual revenue growth in the region was driven by strong performance in Capital Markets, which was up 70% for the year driven by increased market share and strong underlying market conditions, and by Agency Leasing, which grew 26%. We completed four strategic acquisitions in the region in 2006 (in the United Kingdom, Spain, and United Arab Emirates) and opened six new offices which, together with hiring, resulted in the addition of approximately 350 revenue-generators in the year.

Geographically, the region’s robust full-year growth was driven primarily by France and Germany. Revenue in France grew 83% in U.S. dollars for the full year and 60% for the fourth quarter compared with the prior year, while Germany had an increase of 58% for the full year and 45% for the quarter. Russia continued its strong growth with full year revenue doubling compared with the prior year, while very favorable trends continued in Central and Eastern Europe and Spain. The EMEA Hotels business also had solid growth with annual revenues up almost 30% compared with the prior year.

Operating expenses increased by 36% in U.S. dollars and 32% in local currencies on a full-year basis and by 56% in U.S. dollars and 43% in local currencies for the quarter. The increase was primarily due to acquisitions, staff additions to service clients and grow market share, and increased incentive compensation driven by improved revenue and profit performance.

Asia Pacific - Investor and Occupier Services

				% Change	% Change
			Increase	in U.S.	in Local
	2006	2005	(Decrease)	Dollars	Currencies

Revenue	$337.1	$272.9	$64.2	24%	24%
Operating expense	318.5	252.9	65.6	26%	27%
Operating income	$18.6	$20.0	$(1.4)	(7)%	(7)%

Revenue for the Asia Pacific region on a full-year basis was $337.1 million, an increase of 24% in both U.S. dollars and local currencies, and $124 million for the fourth quarter, an increase of 35% in U.S. dollars and 31% in local currencies from the prior year. Growth for the full year and fourth quarter in U.S. dollars resulted from both Transaction Services revenue, which increased 22% and 32%, respectively, and Management Services revenue, which increased 20% and 38%, respectively.

Geographically, the strongest profit contributions were from the region’s largest market, Australia, and from the growth markets of China and Korea. Revenue in Australia grew 22% for the year and 26% for the quarter, while revenue in China increased 60% for the year and 64% for the quarter, compared with the prior year. Korea’s revenue for the year was up 69%, and finished the year strongly with fourth-quarter 2006 revenue more than double compared with the prior year. India and Singapore also made significant revenue growth contributions. The leading Asian Hotels business recorded a very strong finish in 2006 with revenue almost tripling in the last quarter compared with the prior year and with revenue for the full year up 33% as a result of higher transaction volume and increased market share. Offsetting the region’s growth was a decline in Japan, where Capital Markets activity was lower in 2006 compared with 2005, which included several significant transactions.

Operating expenses on a full-year basis for the Asia Pacific region increased 26% in both U.S. dollars and local currencies, and for the fourth quarter increased 34% in U.S. dollars and 30% in local currencies, over the prior year. The increase was the result of expansion of the geographic platform, service capabilities and infrastructure throughout the region.

Operating income decreased from $20.0 million in 2005 to $18.6 million in 2006. Included in 2006’s full year results were expenses of approximately $1.7 million for net transition costs incurred to outsource the management of the region’s IT infrastructure, call centers and application development, positioning the region for future growth. The 2005 full-year results included a benefit of $2.4 million received from a litigation settlement. Excluding the impact of these items, operating income for the region would have increased from $17.6 million in 2005 to $20.3 million in 2006, with operating income margins flat at approximately six percent. The firm is now well-positioned with a leading market share in the region to capitalize on the anticipated growth.

Investment Management

				% Change	% Change
			Increase	in U.S.	in Local
	2006	2005	(Decrease)	Dollars	Currencies

Revenue	$377.3	$190.8	$186.5	98%	94%
Equity in earnings from real estate ventures	7.1	11.9	(4.8)	(40)%	(41)%
Total revenue	384.4	202.7	181.7	90%	86%
Operating expense	260.0	152.3	107.7	71%	69%
Operating income	$124.4	$50.4	$74.0	n.m.	n.m.
(n.m. - not meaningful; change greater than 100%)

LaSalle Investment Management’s full-year revenue grew to $384.4 million, up 90% in U.S. dollars and 86% in local currencies over the prior year, and fourth-quarter revenue increased to $85 million, up 18% in U.S. dollars and 13% in local currencies. The increase in revenue was driven by the continued growth of the annuity-based business as well as from incentive fees that were generated from strong performance of clients’ investments managed by the Firm.

The continued focus on the growth in annuity-like revenue led to a full-year increase in Advisory fees of 39% and a fourth quarter increase of 48% over 2005. The growth in the annuity-based business was principally due to the healthy increase in assets under management. Supporting this growth, the Firm’s co-investment capital totaled $129.5 million at the end of 2006, compared with $88.7 million in the prior year.

Incentive fees vary significantly from period to period due to both the performance of the underlying investments and the contractual benchmarks, formulas and timing of the measurement periods for different clients. In 2006, incentive fees were up significantly for the full year due to the single incentive fee earned in the second quarter of the year, and were slightly down for the fourth quarter compared with last year. The amount of the specific incentive fee was originally disclosed as $109.5 million, but increased during the second half of the year to $112.5 million as a result of final third-party valuations and audit.

LaSalle Investment Management raised over $7.1 billion of equity during 2006, as it launched three new private equity funds and secured 16 global securities mandates. Investments made on behalf of clients in 2006 were $9.6 billion, including the CenterPoint acquisition, compared with approximately $5.4 billion in 2005. Assets under management grew to $40.6 billion from $30.0 billion, a 35% increase over the prior year.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

				% Change	% Change
			Increase	in U.S.	in Local
	2005	2004	(Decrease)	Dollars	Currencies

Total revenue	$1,390.6	$1,167.0	$223.6	19%	19%
Compensation & benefits	902.7	762.0	140.7	18%	19%
Operating, administrative & other	320.9	276.7	44.2	16%	16%
Depreciation & amortization	33.8	33.4	0.4	1%	1%
Restructuring	1.4	5.3	(3.9)	n.m.	n.m.
Total operating expenses	1,258.8	1,077.4	181.4	17%	17%
Operating income	$131.8	$89.5	$42.3	47%	48%
(n.m. - not meaningful)

Revenue

Revenues for the year ended 2005 were $1.39 billion, an increase of 19% from the year ended 2004 that resulted from growth in all operating segments. The Firm benefited from favorable market conditions and capitalized on the growth in cross-border capital flows into real estate. Our corporate clients continued increasingly to outsource their real estate management and to rely on the Firm’s advice and execution to manage their global real estate needs. Additionally, LaSalle Investment Management’s strong financial results were a reflection of its outstanding track record and its research-based approach that delivered performance for its clients.

See Segment Operating Results below for additional discussion of revenues.

Operating Expenses

Operating expenses were $1.26 billion in 2005 and $1.08 billion in 2004, an increase of 17% in both U.S. dollars and local currencies. The increase is primarily due to increased compensation and benefits as a result of the stronger year-over-year revenue and profit performance. Compensation and benefits increased from 2004 by 19% in local currencies. Operating, administrative and other expenses also increased 16% for the year in local currencies as revenue-generation-related costs supported the increased business activity.

Operating Income

Operating income for the year ended 2005 was $131.8 million, compared to $89.5 million in 2004, an increase of 47%. From 2004 to 2005, revenue increased $223.6 million while operating expenses increased $181.4 million. The increase in operating margin resulted from operating, administrative and other costs increasing at a lower rate than revenues when compared to the prior year (16% compared to 19%), consistent depreciation and amortization charges between years, and lower restructuring charges in 2005.

Interest Expense

Total interest and other costs decreased to $4.0 million in 2005 from $20.9 million in 2004. The 2004 expense of $20.9 million includes $11.6 million of premium paid for the early redemption of the Senior Notes in June 2004 and associated write-off of deferred debt issuance costs. Interest expense, net of interest income decreased $5.3 million reflecting the continued pay-down of debt and the early redemption of the Senior Notes. Net debt as of December 31, 2005 was $16.1 million, a $12.7 million reduction from December 31, 2004.

Provision for Income Taxes

The provision for income taxes was $36.2 million in 2005 as compared to $21.9 million in 2004. The increase in the tax provision is primarily due to improved business performance. The effective tax rate was 25.9% in 2005 as compared to 25.4% in 2004.

Net Income

Net income of $103.7 million for 2005 represented an increase of 61% over 2004 net income of $64.2 million. The 2005 results included restructuring charges of $1.4 million, while 2004 included charges of $5.3 million. The 2004 results also included an expense of $11.6 million associated with the early redemption of the Senior Notes.

Segment Operating Results

Americas - Investor and Occupier Services

			Increase
	2005	2004	(Decrease)	% Change

Revenue	$435.3	$371.2	$64.1	17%
Operating expense	385.0	317.7	67.3	21%
Operating income	$50.3	$53.5	$(3.2)	(6)%

Americas revenues were $435.3 million in 2005, an increase of 17%, a reflection of increased revenues in most business lines. Management Services revenues increased 23%, while Transaction Services revenues increased 11% over the prior year. Within Transaction Services, Capital Markets continued its strong performance with 2005 revenues increasing 67% over 2004. Real estate occupier services products, marketed as Corporate Solutions, continued to generate at least 50% of the region’s revenues for the full year, increasing by 15% compared to the prior year. Within Corporate Solutions, Project and Development Services and Public Institutions revenues increased by 26% and 51%, respectively, over 2004. Partially offsetting these increases was Tenant Representation, where lower existing client activity in the U.S. resulted in a revenue decline. The Tenant Representation business did, however, expand nine of its top 60 clients into multi-regional accounts where activity was reported in the other geographic segments and therefore benefited our consolidated results. The Americas Hotels business had a solid year, benefiting from its leadership position in a strong market, as well as the acquisition during the year of ThompsonCalhounFair Hotel Brokerage, a hotel real estate broker and advisory firm.

Total operating expenses, excluding restructuring charges, increased 21% in 2005. The increase reflects strategic investments made to service new client wins and to expand market coverage in both Agency Leasing and Capital Markets. In addition, incentive compensation expenses increased as a result of the growth in revenue-supporting staff and the underlying mix of business profit contribution. Operating income for 2005 was $50.3 million compared to $53.5 million in 2004.

Europe - Investor and Occupier Services

				% Change	% Change
				in U.S.	in Local
	2005	2004	Increase	Dollars	Currencies

Revenue	$492.8	$442.6	$50.2	11%	13%
Operating expense	468.3	424.4	43.9	10%	12%
Operating income	$24.5	$18.2	$6.3	35%	38%

Europe’s year-over-year revenue growth from 2004 to 2005 was driven by strong performances in Capital Markets, Agency Leasing and Advisory, primarily in Germany, United Kingdom and Russia. The region’s revenues were $492.8 million, an increase of 11% in U.S. dollars and 13% in local currencies over the prior year. Germany had significant growth compared to the prior year as a result of an improving investment market that is increasingly attracting international capital. Revenues in Germany grew 50% for 2005 compared to 2004. The English business continued its upward trend, with revenues up 6% in U.S. dollars and 8% in local currencies, driven mainly by Capital Markets. Approximately 75% of the Capital Markets business involved cross-border transactions as a result of our strong global platform and client base. The Corporate Finance business, which is included in Capital Markets, also achieved significant revenue growth in 2005, where the focus continues to be on developing structured financing activities and private investor products. Russia had significant growth in its business in 2005 compared with 2004, as revenues increased over 50% in U.S. dollars. Revenues for the full year 2005 from the French business declined modestly compared with 2004, a year in which several large Capital Markets and Agency Leasing transactions were recorded.

Operating expenses grew by 10% in U.S. dollars and 12% in local currencies in 2005. The increase was primarily due to higher incentive compensation, a result of improved revenue and profit performance. Operating income of $24.5 million for the year ended December 31, 2005 increased from $18.2 million in 2004.

Asia Pacific - Investor and Occupier Services

				% Change	% Change
				in U.S.	in Local
	2005	2004	Increase	Dollars	Currencies

Revenue	$272.9	$221.4	$51.5	23%	21%
Operating expense	252.9	212.6	40.3	19%	16%
Operating income	$20.0	$8.8	$11.2	n.m.	n.m.
(n.m. - not meaningful; change greater than 100%)

Revenues for the Asia Pacific region in 2005 were $272.9 million, an increase of 23% and 21% in U.S. dollars and local currencies, respectively. Growth in U.S. dollars came from both Transaction Services revenues and Management Services revenues, which grew 25% and 22%, respectively. Revenues from the growth markets of China and Japan increased over 60% in U.S. dollars in 2005. The core markets of Hong Kong, Singapore and Australia continued the momentum across all business lines, with full year revenues increasing 15% in U.S. dollars over 2004. The Asian Hotels business also had a very strong finish to the year as a result of increased transaction volume and market share.

Total operating expenses for the Asia Pacific region were up 19% in U.S. dollars and 16% in local currencies over 2004. Continued investment in people and technology in the growth markets, as well as new office openings, contributed to the increase in operating expenses. As a result of expansion during 2005, we operated in 16 markets in China and six markets in India as of December 31, 2005. Operating income for the full year was $20.0 million, a significant improvement over 2004 operating income of $8.8 million.

Investment Management

				% Change	% Change
			Increase	in U.S.	in Local
	2005	2004	(Decrease)	Dollars	Currencies

Revenue	$190.8	$133.4	$57.4	43%	43%
Equity in earnings from real estate ventures	11.9	17.0	(5.1)	(30)%	(30)%
Total revenue	202.7	150.4	52.3	35%	35%
Operating expense	152.3	118.6	33.7	28%	30%
Operating income	$50.4	$31.8	$18.6	58%	58%

Investment Management revenues increased 35% in U.S. dollars and local currencies in 2005. Incentive fees, resulting from strong performance of clients’ investments, were $43.4 million in 2005 compared to $20.0 million in 2004. Incentive fees can vary significantly from period to period due to both the performance of the underlying funds’ investments and the contractual benchmarks, formulas and timing of the measurement period with different clients. For example, in 2005, incentive fees of $2 million or greater were earned from eight separate clients, double the number from the previous year. The continued focus on annuity-like revenues led to an increase in advisory fees of 26% compared to 2004. Advisory fees, which were $127.9 million in 2005, accounted for nearly two-thirds of LaSalle Investment Management’s full year revenues.

Equity earnings were down for the year ended December 31, 2005, from $17.0 million to $11.9 million, as several larger transactions closed in 2004.

LaSalle Investment Management raised over $3 billion of equity during 2005, as it launched six new private equity funds and secured nine global securities mandates. Investments made on behalf of clients in 2005 were approximately $6 billion and assets under management grew to $30 billion, a 24% increase over the prior year.

Consolidated Cash Flows

Cash Flows From Operating Activities

During 2006, cash flows provided by operating activities totaled $377.7 million compared to $120.6 million in 2005. The cash flows from operating activities can be further divided into cash generated from earnings of $281.3 million (compared to $170.4 million in 2005) and cash from balance sheet movements, primarily working capital, of $96.4 million (compared to $49.8 million used in 2005). Both the increase in cash flows generated from earnings of $110.9 million and the increase in cash flows from changes in working capital of $146.2 million from prior year reflected continued improved and expanded business performance in 2006. The increase in our net income ($176.4 million in 2006 compared to $103.7 million in 2005) was most responsible for the increase in cash flows from earnings in 2006. Increases in accounts payable and accrued liabilities ($221.4 million compared to $155.7 million at December 31, 2006 and 2005, respectively) and accrued compensation ($514.6 million compared to $300.8 million at December 31, 2006 and 2005, respectively), offset in part by increases in trade receivables ($630.1 million compared to $415.1 million at December 31, 2006 and 2005, respectively), were most responsible for the increase in cash flows from changes in working capital, and also are reflective of improved and expanded business performance.

During 2005, cash flows provided by operating activities totaled $120.6 million compared to $161.5 million in 2004. The cash flows from operating activities can be further divided into cash generated from earnings of $170.4 million (compared to $120.0 million in 2004) and cash used in balance sheet movements, primarily working capital, of $49.8 million (compared to $41.4 million provided in 2004). The increase in cash flows generated from earnings of $50.4 million reflected continued improved business performance in 2005. The decrease in cash flows from changes in working capital of $91.2 million from the prior year is primarily because accounts payable, accrued compensation and other liabilities did not increase as significantly over the course of 2005 as they did over the course of 2004.

Cash Flows Used in Investing Activities

We used $306.4 million in investing activities in 2006, which was an increase in cash used of $245.4 million from the $61.0 million used in 2005. This increase is primarily due to $186.8 million more of business acquisitions activity in 2006 than in 2005, but also is due to increases of $30.5 million in net property and equipment additions and of $28.0 million in net fundings of co-investment activity over the prior year.

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

Cash Flows Used in Financing Activities

We used $49.4 million in financing activities in 2006 compared with $61.1 million used in 2005. The moderate decrease in cash used in financing activities in 2006 as compared to 2005 was largely a result of effective management of the Firm’s debt structure and comparable levels of share repurchase activity between 2006 and 2005 in dollar terms.

We used $61.1 million in financing activities in 2005 compared with $166.9 million used in 2004. The significant decrease in cash used in financing activities in 2005 as compared to 2004 was largely a result of the $203.2 million redemption of our Senior Notes in 2004 exceeding the $69.8 million increase in net repayments of borrowings under credit facilities in 2005. An increase of $28.1 million in the level of repurchases of shares of our common stock in 2005 was partially offset by $15.8 million more cash received from issuances of common stock under option plans and stock purchase plans than in the prior year. Also contributing to the change was the payment of our first semi-annual dividend in 2005, as well as more shares repurchased for payment of taxes on stock awards in 2005 as compared to 2004.

Liquidity and Capital Resources

Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facility
On March 1, 2006, we renegotiated our unsecured revolving credit facility, increasing the facility to $450 million and extending the term to March 2011. We also have capacity to borrow up to an additional $42.2 million under local overdraft facilities. Pricing on the $450 million facility ranges from LIBOR plus 55 basis points to LIBOR plus 130 basis points. As of December 31, 2006, our pricing on the revolving credit facility was LIBOR plus 55 basis points. This facility will continue to be utilized for working capital needs (including payment of accrued bonus compensation during the first quarter of each year), co-investment activity, share repurchases and dividend payments, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the facility will fluctuate based on our level of borrowing needs.

As of December 31, 2006, we had $32.4 million outstanding under the revolving credit facility. The average borrowing rate on the revolving credit agreement was 5.1% in 2006, as compared with an average borrowing rate of 3.9% in 2005. We also had short-term borrowings (including capital lease obligations) of $17.7 million outstanding at December 31, 2006, with $15.6 million of those borrowings attributable to local overdraft facilities.

With respect to the revolving credit facility, we must maintain a consolidated net worth of at least $450 million, a leverage ratio not exceeding 3.25 to 1, and a minimum interest coverage ratio of 2.5 to 1. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment and acquisition. We are in compliance with all covenants as of December 31, 2006.

The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2006 or 2005, and none were outstanding as of December 31, 2006.

We believe that the revolving credit facility, together with local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, co-investment activity, share repurchases and dividend payments, capital expenditures and acquisitions.

Co-investment Activity
With respect to our co-investment activity, we had total investments and loans of $129.5 million as of December 31, 2006 in approximately 30 separate property or real estate fund co-investments, and a $2.3 million investment in LoopNet, Inc. LoopNet operates an online marketplace for commercial real estate in the United States, and delivers technology and information services to commercial real estate organizations to manage their online listing presence and property marketing. We account for our investment in LoopNet as an investment in available-for-sale securities under SFAS 115; we sold our LoopNet investment during January 2007 for $2.4 million. Within the $129.5 million, loans of $3.5 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. LIC I and LIC II invest in certain real estate ventures that own and operate commercial real estate. As of December 31, 2006, we have an effective 47.85% ownership interest in LIC I, and an effective 48.72% ownership interest in LIC II; primarily institutional investors hold the remaining 52.15% and 51.28% interests in LIC I and LIC II, respectively. We account for our investments in LIC I and LIC II under the equity method of accounting in the accompanying consolidated financial statements. Additionally, a non-executive Director of Jones Lang LaSalle is an investor in LIC I on equivalent terms to other investors.

At December 31, 2006, LIC I and LIC II have unfunded capital commitments of $127.3 million and $160.6 million, respectively, of which our 47.85% and 48.72% shares are $60.9 million and $78.2 million, respectively, for future fundings of committed co-investments. These $60.9 million and $78.2 million commitments are part of our maximum potential unfunded commitments to LIC I and LIC II at December 31, 2006, which are euro 48.3 million ($63.8 million) and $338.4 million, respectively.

During January 2007, LIC II completed its final investor closing, which included increases in institutional investor capital commitments and an increase in our commitment to LIC II. We now have an effective 48.78% ownership interest in LIC II; primarily institutional investors hold the remaining 51.22% interest. Upon the final investor closing, LIC II's unfunded capital commitment for future fundings of committed co-investments remained at $160.6 million, of which our 48.78% share was $78.3 million. Our maximum potential unfunded commitment to LIC II increased to $458.4 million.

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

As of December 31, 2006, LIC I maintains a euro 25 million ($33.0 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses become triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 12.0 million ($15.8 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 48.3 million ($63.8 million) and to LIC II of $338.4 million (expanded to $458.4 million in January 2007) as discussed above. As of December 31, 2006, LIC I had euro 10.2 million ($13.5 million) of outstanding borrowings on the LIC I Facility, and LIC II had $1.3 million of outstanding borrowings on the LIC II Facility.

The following table summarizes the discussion above relative to LIC I and LIC II ($ in millions):

	December 31,	December 31,	January 2007
	2006 - LIC I	2006 - LIC II	(post-close) LIC II

Our effective ownership interest in co-investment vehicle	47.85%	48.72%	48.78%

Our maximum potential unfunded commitments to LIC I and LIC II	$63.8	$338.4	$458.4
Our share of unfunded capital commitments to underlying funds	60.9	78.2	78.3
Our maximum exposure assuming facilities are fully drawn	15.8	97.4	97.4
Our share of exposure on outstanding borrowings	6.5	0.6	0.6

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $10.5 million at December 31, 2006.

For the year ended December 31, 2006, funding of co-investments exceeded return of capital by $44.3 million. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, EMEA and Asia Pacific, as co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2007 is anticipated to be between $50 and $60 million (planned co-investment less return of capital from liquidated co-investments).

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved four share repurchase programs. Each succeeding program has replaced the prior repurchase program, such that the program approved on September 15, 2005 is the only repurchase program in effect as of December 31, 2006. Board approval allows for purchase of our outstanding common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. See Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” for additional details regarding our share repurchase activity throughout 2006.

In August 2005, our Board declared an initial semi-annual cash dividend of $0.25 per share of common stock. In October 2005, we paid the dividend, as well as a dividend-equivalent of $0.25 per share on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan. In 2006, our Board declared and paid total annual dividends and dividend-equivalents of $0.60 per common share, and anticipated paying total annual dividends and dividend-equivalents of $0.70 per share in 2007. See Item 5 for additional discussion of our current dividend practice.

Capital Expenditures
Capital expenditures for 2006 were $74.0 million, up from $41.5 million in 2005, primarily for ongoing improvements to computer hardware and information systems and improvements to leased space, including our Chicago headquarters. Included in the $74.0 million of capital expenditures were $12.0 million of allowances from landlords for leasehold improvements. Capital expenditures, net of leasehold improvement allowances, are anticipated to be approximately $95 million for 2007, primarily for ongoing improvements to computer hardware and information systems and improvements to leased space, including our Chicago and London regional headquarters.

Contractual Obligations
We have obligations and commitments to make future payments under contracts in the normal course of business, including future minimum lease payments, interest and principal payments on outstanding borrowings.

Following is a table summarizing our minimum contractual obligations as of December 31, 2006 ($ in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
Long-term debt obligations	$32.4	-	-	32.4	-
Business acquisition obligations	36.1	-	36.1	-	-
Operating lease obligations	386.7	81.4	125.3	85.9	94.1
Capital lease obligations	1.4	0.6	0.7	0.1	-
Purchase obligations	27.7	17.5	8.4	1.8	-
Total	$484.3	99.5	170.5	120.2	94.1

As of December 31, 2006, we had $32.4 million outstanding under our revolving credit facility. Interest and principal payments on outstanding borrowings against our $450 million revolving credit facility fluctuate based on our level of borrowing needs. There is no set repayment schedule with respect to the revolving credit facility; however, this facility expires in March 2011.

Our business acquisition obligations represent payments to sellers of businesses for which our acquisition has closed as of December 31, 2006, and the only condition on those payments is the passage of time. The $36.1 million total represents $34.2 million of current fair value as reported in Deferred business acquisition obligations in our Consolidated Balance Sheet, and $1.9 million of imputed interest reducing the obligations to their present value.

Our lease obligations include operating leases of office space in various buildings for our own use, as well as the use of equipment under both operating and capital lease arrangements. As of December 31, 2006, we have accrued liabilities related to excess lease space of $0.1 million, which were identified as part of our restructurings in 2001 and 2002. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2006 was $0.3 million.

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

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of December 31, 2006, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Jones Lang LaSalle Incorporated Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm, KPMG LLP, on
Consolidated Financial Statements	42

Report of Independent Registered Public Accounting Firm, KPMG LLP, on
Internal Control Over Financial Reporting	43

Consolidated Balance Sheets as of December 31, 2006 and 2005	44

Consolidated Statements of Earnings
For the Years Ended December 31, 2006, 2005 and 2004	45

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004	46

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004	47

Notes to Consolidated Financial Statements	48

Quarterly Results of Operations (Unaudited)	69

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” and changed its method of accounting for defined benefit pension plans pursuant to Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG

Chicago, Illinois
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Jones Lang LaSalle Incorporated:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Jones Lang LaSalle Incorporated and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company, as listed in the accompanying index, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Chicago, Illinois
February 28, 2007

JONES LANG LASALLE INCORPORATED

Consolidated Balance Sheets
December 31, 2006 and 2005
($ in thousands, except share data)

Assets	2006	2005

Current assets:
Cash and cash equivalents	$50,612	28,658
Trade receivables, net of allowances of $7,845 and $5,551	630,121	415,087
Notes and other receivables	30,079	15,231
Prepaid expenses	28,040	22,442
Deferred tax assets	49,230	35,816
Other	19,363	13,864
Total current assets	807,445	531,098

Property and equipment, net of accumulated
depreciation of $181,959 and $158,064	120,376	82,186
Goodwill, with indefinite useful lives, net of accumulated
amortization of $38,701 and $37,450	520,478	335,731
Identified intangibles, with finite useful lives, net of accumulated
amortization of $58,594 and $45,360	37,583	4,391
Investments in real estate ventures	131,789	88,710
Long-term receivables, net	29,781	20,931
Deferred tax assets	37,465	59,262
Other, net	45,031	22,460
	$1,729,948	1,144,769

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$221,356	155,741
Accrued compensation	514,586	300,847
Short-term borrowings	17,738	18,011
Deferred tax liabilities	1,426	400
Deferred income	31,896	20,823
Other	43,444	26,813
Total current liabilities	830,446	522,635

Noncurrent liabilities:
Credit facilities	32,398	26,697
Deferred tax liabilities	648	3,079
Deferred compensation	30,668	15,988
Pension liabilities	19,252	16,753
Deferred business acquisition obligations	34,178	—
Other	31,978	23,614
Total liabilities	979,568	608,766

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized;
36,592,864 and 35,199,744 shares issued and outstanding	366	352
Additional paid-in capital	676,270	606,000
Retained earnings	255,914	100,142
Shares held by subsidiary	(197,543)	(132,791)
Shares held in trust	(1,427)	(808)
Accumulated other comprehensive income (loss)	16,800	(36,892)
Total shareholders’ equity	750,380	536,003
	$1,729,948	1,144,769

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Earnings
Years Ended December 31, 2006, 2005 and 2004
($ in thousands, except share data)

	2006	2005	2004

Revenue	$2,013,578	1,390,610	1,166,958

Operating expenses:

Compensation and benefits	1,313,294	902,712	762,000
Operating, administrative and other	407,985	320,934	276,700
Depreciation and amortization	48,964	33,836	33,381
Restructuring charges (credits), net	(744)	1,377	5,356
Total operating expenses	1,769,499	1,258,859	1,077,437

Operating income	244,079	131,751	89,521

Interest expense, net of interest income	14,254	3,999	9,292
Loss on extinguishment of Senior Notes	—	—	11,561
Total interest and other costs	14,254	3,999	20,853

Equity in earnings from real estate ventures	9,221	12,156	17,447

Income before provision for income taxes	239,046	139,908	86,115
Provision for income taxes	63,825	36,236	21,873

Net income before cumulative effect of change in accounting principle	175,221	103,672	64,242
Cumulative effect of change in accounting principle, net of tax	1,180	—	—
Net income	$176,401	103,672	64,242

Net income available to common shareholders	$175,344	103,287	64,242

Other comprehensive income:

Change in pension liability	(1,345)	(16,168)	(10,872)
Foreign currency translation adjustments	52,781	(41,106)	25,718
Unrealized holding gain on investments	2,256	—	—
Comprehensive income	$230,093	46,398	79,088

Basic earnings per common share	$5.50	3.29	2.08
Basic weighted average shares outstanding	31,872,112	31,383,828	30,887,868

Diluted earnings per common share	$5.24	3.12	1.96
Diluted weighted average shares outstanding	33,447,939	33,109,261	32,845,281

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statement of Shareholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004
($ in thousands, except share data)

							Accu-
							mulated
							Other
					Shares		Compre-
			Additional		Held by	Shares	hensive
	Common Stock		Paid-In	Retained	Subsi-	Held in	Income
	Shares (1)	Amount	Capital	Earnings	diary	Trust	(Loss)	Total

Balances at December 31, 2003	31,762,077	$318	497,789	(59,346)	(12,846)	(460)	5,536	$430,991

Net income	—	—	—	64,242	—	—	—	64,242
Shares issued under stock
compensation programs	1,481,450	14	24,358	—	—	—	—	24,372
Amortization of stock compensation	—	—	19,651	—	—	—	—	19,651
Shares acquired by subsidiary (1)	—	—	—	—	(46,052)	—	—	(46,052)
Shares held in trust	—	—	—	—	—	(70)	—	(70)
Change in minimum pension liability	—	—	—	—	—	—	(10,872)	(10,872)
Foreign currency
translation adjustments	—	—	—	—	—	—	25,718	25,718
Balances at December 31, 2004	33,243,527	$332	541,798	4,896	(58,898)	(530)	20,382	$507,980

Net income	—	—	—	103,672	—	—	—	103,672
Shares issued under stock
compensation programs	1,956,217	20	19,515	—	—	—	—	19,535
Tax benefits of vestings and exercises	—	—	16,493	—	—	—	—	16,493
Amortization of stock compensation	—	—	28,194	—	—	—	—	28,194
Shares acquired by subsidiary (1)	—	—	—	—	(73,893)	—	—	(73,893)
Shares held in trust	—	—	—	—	—	(278)	—	(278)
Dividends declared, $0.25 per share	—	—	—	(8,426)	—	—	—	(8,426)
Change in minimum pension liability	—	—	—	—	—	—	(16,168)	(16,168)
Foreign currency
translation adjustments	—	—	—	—	—	—	(41,106)	(41,106)
Balances at December 31, 2005	35,199,744	$352	606,000	100,142	(132,791)	(808)	(36,892)	$536,003

Net income	—	—	—	176,401	—	—	—	176,401
Shares issued under stock
compensation programs	1,393,120	14	3,577	—	—	—	—	3,591
Tax benefits of vestings and exercises	—	—	29,104	—	—	—	—	29,104
Amortization of stock compensation	—	—	37,589	—	—	—	—	37,589
Shares acquired by subsidiary (1)	—	—	—	—	(64,752)	—	—	(64,752)
Shares held in trust	—	—	—	—	—	(619)	—	(619)
Dividends declared, $0.60 per share	—	—	—	(20,629)	—	—	—	(20,629)
Change in pension liabilities	—	—	—	—	—	—	(1,345)	(1,345)
Foreign currency
translation adjustments	—	—	—	—	—	—	52,781	52,781
Unrealized holding gain on investments	—	—	—	—	—	—	2,256	2,256
Balances at December 31, 2006	36,592,864	$366	676,270	255,914	(197,543)	(1,427)	16,800	$750,380

(1) Shares repurchased under our share repurchase programs are not cancelled, but are held by one of our subsidiaries. The 4,749,651 shares we have repurchased through December 31, 2006 are included in the 36,592,864 shares total of our common stock account, but are deducted from our share count for purposes of calculating earnings per share.

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004
($ in thousands)

	2006	2005	2004

Cash flows from operating activities:
Cash flows from earnings:
Net income	$176,401	103,672	64,242
Reconciliation of net income to net cash provided by earnings:
Cumulative effect of change in accounting principle, net of tax	(1,180)	—	—
Depreciation and amortization	48,964	33,836	33,136
Equity in earnings from real estate ventures	(9,221)	(12,156)	(17,447)
Operating distributions from real estate ventures	17,501	10,427	11,234
Provision for loss on receivables and other assets	3,645	2,243	4,266
Amortization of deferred compensation	44,556	31,593	22,161
Amortization of debt issuance costs	668	847	2,446
Net cash provided by earnings	281,334	170,462	120,038

Cash flows from changes in working capital:
Receivables	(242,377)	(94,094)	(82,364)
Prepaid expenses and other assets	(24,008)	(5,464)	(13,722)
Deferred tax assets, net	6,978	(20,903)	(13,285)
Excess tax benefits from share-based payment arrangements	(25,981)	—	—
Accounts payable, accrued liabilities and accrued compensation	381,757	70,635	150,811
Net cash flows from changes in working capital	96,369	(49,826)	41,440
Net cash provided by operating activities	377,703	120,636	161,478

Cash flows from investing activities:
Net capital additions—property and equipment	(70,307)	(39,785)	(28,160)
Other acquisitions and investments, net of cash acquired and
transaction costs	(191,706)	(4,885)	(2,810)
Investing activities - real estate ventures:
Capital contributions and advances to real estate ventures	(62,122)	(29,777)	(35,148)
Distributions, repayments of advances and sale of investments	17,775	13,413	38,553
Net cash used in investing activities	(306,360)	(61,034)	(27,565)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	891,231	569,649	528,947
Repayments of borrowings under credit facilities	(887,528)	(584,167)	(473,628)
Redemption of Senior Notes, net of costs	—	—	(203,209)
Shares repurchased for payment of taxes on stock awards	(17,288)	(11,057)	(4,210)
Shares repurchased under share repurchase program	(64,752)	(74,171)	(46,052)
Excess tax benefits from share-based payment arrangements	25,981	—	—
Common stock issued under stock option plan and stock
purchase programs	23,596	47,085	31,277
Payments of dividends	(20,629)	(8,426)	—
Net cash used in financing activities	(49,389)	(61,087)	(166,875)

Net increase (decrease) in cash and cash equivalents	21,954	(1,485)	(32,962)
Cash and cash equivalents, January 1	28,658	30,143	63,105
Cash and cash equivalents, December 31	$50,612	28,658	30,143

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,542	4,299	10,682
Income taxes, net of refunds	34,006	20,120	16,180
Non-cash financing activities:
Deferred business acquisition obligations	34,178	—	—

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements

(1) Organization

Jones Lang LaSalle Incorporated ("Jones Lang LaSalle," which may be referred to as we, us, our, the Company or the Firm), the leading integrated global real estate services and money management firm, was incorporated in 1997. We serve our clients’ real estate needs locally, regionally and globally from more than 150 offices in 50 countries on five continents, with approximately 25,500 employees, including approximately 11,900 directly reimbursable property maintenance employees. We believe that our combination of local market presence and global reach differentiates our firm from other real estate service providers.

Our full range of services includes: agency leasing; property management; project and development; valuations; capital markets; real estate investment banking and merchant banking; buying and selling properties; corporate finance; hotel advisory; space acquisition and disposition (tenant representation); facilities management; strategic consulting; and outsourcing. We provide money management services on a global basis for both public and private assets through LaSalle Investment Management. Our services are enhanced by our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand.

We have grown by expanding both our client base and the range of our services and products, as well as through a series of strategic acquisitions and mergers. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single source provider of solutions for our clients’ full range of real estate needs. We solidified this network of services around the globe through the 1999 merger of the businesses of the Jones Lang Wootton companies ("JLW") (founded in 1783) with those of LaSalle Partners Incorporated ("LaSalle Partners") (founded in 1968).

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

We categorize our revenues as advisory and management fees, transaction commissions, incentive fees, project and development management and construction management fees. We recognize advisory and management fees related to property management services, valuation services, corporate property services, strategic consulting and money management as income in the period in which we perform the related services. We recognize transaction commissions related to agency leasing services, capital markets services and tenant representation services as income when we provide the related service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies have been satisfied. Incentive fees are recognized based on the performance of underlying funds’ investments and the contractual benchmarks, formulas and timing of the measurement period with clients. Project and development management and construction management fees are recognized by applying the “percentage of completion” method of accounting. We use the efforts expended method to determine the extent of progress towards completion for project and development management fees and costs incurred to total estimated costs for construction management fees. Construction management fees, which are gross construction services revenues net of subcontract costs, were $11.8 million for the year ended December 31, 2006. Gross construction services revenues totaled $147.6 million and subcontract costs totaled $135.8 million for the same period. Costs in excess of billings on uncompleted construction contracts of $3.2 million, and billings in excess of costs on uncompleted construction contracts of $6.6 million, are included in Trade receivables and Deferred income, respectively, in our December 31, 2006 Consolidated Balance Sheet.

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

Most of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $746 million, $549 million and $430 million in 2006, 2005 and 2004, respectively. This treatment has no impact on operating income, net income or cash flows.

Accounts Receivable

Pursuant to contractual arrangements, accounts receivable includes unbilled amounts of $172.3 million and $103.4 million at December 31, 2006 and 2005, respectively.

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

Property and Equipment

We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), to recognize and measure impairment of property and equipment owned or under capital leases. We review property and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in 2006, 2005 or 2004.

We calculate depreciation and amortization on property and equipment for financial reporting purposes primarily by using the straight-line method based on the estimated useful lives of our assets. The following table shows the gross value of each asset category at December 31, 2006 and 2005, respectively, as well as the standard depreciable life for each asset category ($ in millions):

	December 31,	December 31,	Depreciable
Category	2006	2005	Life

Furniture, fixtures and equipment	$54.2	$43.0	5 to 10 years
Computer equipment and software	174.5	145.8	2 to 7 years
Leasehold improvements	62.3	42.0	1 to 10 years
Automobiles	8.7	7.1	4 to 5 years

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

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS and by country groupings in Europe IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2006, 2005 and 2004 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in any of those years.

See Note 5 for additional information on goodwill and other intangible assets.

Investments in Real Estate Ventures

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 48.72% (and up to 48.78% as of January 2007) of the respective ventures. We apply the provisions of the following guidance when accounting for these interests:

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

For real estate limited partnerships in which the Company is a general partner, we apply the guidance set forth in FIN 46R, EITF 04-5 and SOP 78-9-a in evaluating the control the Company has over the limited partnership. These entities are generally well-capitalized and grant the limited partners important rights, such as the right to replace the general partner without cause, to dissolve or liquidate the partnership, to approve the sale or refinancing of the principal partnership assets, or to approve the acquisition of principal partnership assets. We account for such general partner interests under the equity method.

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

We apply the provisions of APB 18, SEC Staff Accounting Bulletin Topic 5-M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” (“SAB 59”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We review investments in real estate ventures on a quarterly basis for indications of whether the carrying value of the real estate assets underlying our investments in ventures may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the underlying assets. When an “other than temporary” impairment has been identified related to a real estate asset underlying one of our investments in real estate ventures, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period.

We report “Equity in earnings (losses) from real estate ventures” in the consolidated statement of earnings after “Operating income.” However, for segment reporting we reflect “Equity earnings (losses)” within “Revenue.” See Note 3 for “Equity earnings (losses)” reflected within segment revenues, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 3) measures segment results with “Equity earnings (losses)” included in segment revenues.

We also hold an investment in equity securities with readily determinable fair values, and have classified the securities as available-for sale securities under the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains or losses on investments in such securities are reported as a component of “Accumulated other comprehensive income (loss)” within shareholders’ equity until realized.

See Note 6 for additional information on investments in real estate ventures.

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

Effective January 1, 2006, we account for stock-based compensation in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. SFAS 123R requires us to recognize expense for the grant-date fair value of stock options and other equity-based compensation issued to employees over the employee’s requisite service period. Effective January 1, 2006, we amended our ESPP to provide for a 5% discount on stock purchases and eliminate the “look-back” feature in the plan, which along with the other provisions of the plan allows the ESPP to remain “noncompensatory” under the standard. The adoption of SFAS 123R primarily impacts “Compensation and benefits” expense in our consolidated statement of earnings by changing prospectively our method of measuring and recognizing compensation expense on share-based awards from recognizing forfeitures as incurred to estimating forfeitures. The effect of this change as it relates to prior periods is reflected in “Cumulative effect of change in accounting principle, net of tax” in the consolidated statement of earnings. In the year ended 2006, we recorded an increase in income of $1.2 million, net of tax, for the cumulative effect of this accounting change.

See Note 7 for additional information on stock-based compensation.

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between (1) the financial statement carrying amounts of existing assets and liabilities and (2) their respective tax bases, and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize in income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date.

See Note 9 for additional information on income taxes.

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, receivables, accounts payable, notes payable and foreign currency exchange contracts. The estimated fair value of cash and cash equivalents, receivables and payables approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of our revolving credit facility and short-term borrowings approximates their carrying value due to their variable interest rate terms. The fair values of forward foreign exchange contracts are estimated to be a loss of $0.2 million as of December 31, 2006, determined by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date; see further discussion in “Derivatives and Hedging Activities” immediately below.

Derivatives and Hedging Activities

We apply FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by FASB Statement No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities," when accounting for derivatives and hedging activities.

As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage selected foreign currency risks. At December 31, 2006, we had forward exchange contracts in effect with a gross notional value of $379.3 million ($357.3 million on a net basis) with a market and carrying loss of $0.2 million. This carrying loss is offset by a carrying gain in associated intercompany loans such that the net impact to earnings is not significant.

In the past we have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We did not use any interest rate swap agreements in 2006 or in 2005, and there were no such agreements outstanding as of December 31, 2006.

We require that hedging derivative instruments be effective in reducing the exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting treatment. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with changes in unrealized gains or losses recognized currently in earnings.

We hedge any foreign currency exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency loan accounts being hedged is also recognized in earnings. The net impact on our earnings of the unrealized gain on foreign currency contracts, offset by the loss resulting from remeasurement of foreign currency transactions, for 2006 and 2005 was not significant.

Foreign Currency Translation

The financial statements of our subsidiaries located outside the United States, except those subsidiaries located in highly inflationary economies, are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date with the resulting translation adjustments included in the balance sheet as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)) and in the statement of earnings (other comprehensive income - foreign currency translation adjustments). Income and expenses are translated at the average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings. For subsidiaries operating in highly inflationary economies, the associated gains and losses from balance sheet translation adjustments are included in net earnings.

The effects of foreign currency translation on cash and cash equivalents are reflected in cash flows from operating activities on the Consolidated Statement of Cash Flows.

Cash Held for Others

We manage significant amounts of cash and cash equivalents in our role as agent for our investment and property management clients. We do not include such amounts in our Consolidated Financial Statements.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits, taxes and environmental matters as well as commitments under contractual obligations. Many of these claims are covered under our current insurance programs, subject to deductibles. We recognize the liability associated with a loss contingency when a loss is probable and estimable in accordance with SFAS 5. Our contractual obligations generally relate to the provision of services by us in the normal course of our business.

See Note 13 for additional information on commitments and contingencies.

Earnings Per Share; Net Income Available to Common Shareholders

The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding represents the dilutive impact of common stock equivalents. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods.

For the years ended December 31, 2006, 2005 and 2004, respectively, we did not include in the weighted average shares outstanding the shares that had been repurchased and which are held by one of our subsidiaries. We calculate net income available to common shareholders by subtracting dividend-equivalents paid on outstanding but unvested shares of restricted stock units, net of tax, from net income. See “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in Item 5 for additional information regarding our share repurchase activity and current dividend practice.

The following table details the calculations of basic and diluted earnings per common share ($ in thousands, except share data) for each of the three years ended December 31, 2006.

	2006	2005	2004

Net income before cumulative effect of change in accounting principle	$175,221	103,672	64,242
Cumulative effect of change in accounting principle, net of tax	1,180	-	-
Net income	176,401	103,672	64,242

Dividends on unvested common stock, net of tax	1,057	385	-
Net income available to common shareholders	175,344	103,287	64,242

Basic income per common share before cumulative effect
of change in accounting principle	$5.50	3.30	2.08
Cumulative effect of change in accounting principle, net of tax	0.03	-	-
Dividends on unvested common stock, net of tax	(0.03)	(0.01)	-
Basic earnings per common share	$5.50	3.29	2.08

Basic weighted average shares outstanding	31,872,112	31,383,828	30,887,868
Dilutive impact of common stock equivalents:
Outstanding stock options	316,914	590,571	451,865
Unvested stock compensation programs	1,258,913	1,134,862	1,505,548
Diluted weighted average shares outstanding	33,447,939	33,109,261	32,845,281

Diluted income per common share before cumulative effect
of change in accounting principle	$5.24	3.13	1.96
Cumulative effect of change in accounting principle, net of tax	0.03	-	-
Dividends on unvested common stock, net of tax	(0.03)	(0.01)	-
Diluted earnings per common share	$5.24	3.12	1.96

New Accounting Standards

Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” The evaluation of a tax position in accordance with FIN 48 is a two-step process. First, the Company determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Second, a tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent reporting period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent reporting period in which the threshold is no longer met. The Company is required to apply the guidance of FIN 48 beginning January 1, 2007. Management believes that the application of FIN 48 will not have a material impact on our consolidated financial statements.

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

Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 does not change the basic approach to measuring plan assets, benefit obligations, or annual net periodic benefit cost in accordance with SFAS 87, “Employers’ Accounting for Pensions,” but requires recognition on the balance sheet of the funded status of a defined benefit postretirement plan as an asset or liability, with changes in the funded status recognized in comprehensive income. The Company is required to apply the guidance of SFAS 158 in preparation of our consolidated financial statements for the year ended December 31, 2006. See Note 8 for detail of the $3.7 million, net of tax, reduction in accumulated other comprehensive income that the application of SFAS 158 has on our consolidated financial statements as of December 31, 2006.

The Effect of Prior Year Errors on Current Year Materiality Evaluations
In September 2006, the SEC Staff issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires SEC registrants to consider the effect of all carry over and reversing effects of uncorrected errors in previous years when quantifying errors in current year financial statements. The Company is required to apply the guidance of SAB 108 in preparation of our consolidated financial statements for the year ended December 31, 2006. The application of SAB 108 has resulted in no adjustment to our consolidated financial statements as of and for the year ended December 31, 2006.

(3) Business Segments

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe, Middle East and Africa (“EMEA”) and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets, real estate investment banking and valuation services (collectively "implementation services"); and property management, facilities management, and project and development services (collectively "management services").

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

Our measure of segment operating results excludes restructuring charges. See Note 4 for a detailed discussion of these restructuring charges. We have determined that it is not meaningful to investors to allocate these restructuring charges to our segments. Also, for segment reporting we continue to show equity earnings from unconsolidated ventures within our revenue line, especially since it is a very integral part of our Investment Management segment. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without restructuring charges, but with equity in earnings from real estate ventures included in segment revenues. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

As stated in Note 2, we have reclassified certain prior year amounts to conform to the current presentation.

Summarized financial information by business segment for 2006, 2005 and 2004 are as follows ($ in thousands):

Investor and Occupier Services	2006	2005	2004

Americas
Revenue:
Transaction services	$316,752	201,460	181,405
Management services	292,270	223,604	181,778
Equity earnings	700	565	467
Other services	12,420	8,657	6,371
Intersegment revenue	3,234	1,026	1,187
	625,376	435,312	371,208
Operating expenses:
Compensation, operating and administrative expenses	537,783	370,184	303,534
Depreciation and amortization	22,040	14,788	14,161
Operating income	$65,553	50,340	53,513

EMEA
Revenue:
Transaction services	$556,792	385,869	334,586
Management services	113,515	95,179	96,671
Equity (losses)	(362)	(221)	—
Other services	9,394	12,006	11,361
	679,339	492,833	442,618
Operating expenses:
Compensation, operating and administrative expenses	616,824	458,180	413,587
Depreciation and amortization	18,511	10,124	10,792
Operating income	$44,004	24,529	18,239

Asia Pacific
Revenue:
Transaction services	$199,037	162,574	130,400
Management services	130,514	108,689	88,825
Equity earnings (losses)	1,802	(66)	—
Other services	5,624	1,716	2,132
Intersegment revenue	89	—	—
	337,066	272,913	221,357
Operating expenses:
Compensation, operating and administrative expenses	311,379	245,356	205,434
Depreciation and amortization	7,042	7,545	7,167
Operating income	$18,645	20,012	8,756

Investment Management
Revenue:
Transaction and other services	$28,573	19,593	12,027
Advisory fees	178,087	127,880	101,382
Incentive fees	170,600	43,383	20,020
Equity earnings	7,081	11,878	16,980
Intersegment revenue	(3)	—	—
	384,338	202,734	150,409
Operating expenses:
Compensation, operating and administrative expenses	258,613	150,953	117,332
Depreciation and amortization	1,371	1,378	1,261
Operating income	$124,354	50,403	31,816

Segment Reconciling Items:
Total segment revenue	$2,026,119	1,403,792	1,185,592
Intersegment revenue eliminations	(3,320)	(1,026)	(1,187)
Reclassification of equity earnings	(9,221)	(12,156)	(17,447)
Total revenue	2,013,578	1,390,610	1,166,958

Total segment operating expenses	1,773,563	1,258,508	1,073,268
Intersegment operating expense eliminations	(3,320)	(1,026)	(1,187)
Total operating expenses before restructuring charges (credits)	1,770,243	1,257,482	1,072,081
Restructuring charges (credits)	(744)	1,377	5,356
Operating income	$244,079	131,751	89,521

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

	2006			2005			2004
		Invest-	Property		Invest-	Property	Property
		ments in	and Equip-		ments in	and Equip-	and Equip-
	Identifiable	Real Estate	ment Ex-	Identifiable	Real Estate	ment Ex-	ment Ex-
($ in thousands)	Assets	Ventures	penditures	Assets	Ventures	penditures	penditures

Investor and
Occupier Services:
Americas	$697,128	7,436	34,310	420,583	5,376	7,354	8,507
EMEA	455,650	12,795	19,697	299,819	2,013	13,146	10,515
Asia Pacific	256,325	—	8,495	200,179	—	8,086	6,819
Investment Management	259,456	111,558	1,539	182,216	81,321	907	925

Corporate	61,389	—	9,936	41,972	—	12,004	4,723
Consolidated	$1,729,948	131,789	73,977	1,144,769	88,710	41,497	31,489

The following table sets forth the 2006 revenues and assets from our most significant currencies ($ in thousands). The euro revenues and assets include our businesses in France, Germany, Italy, Ireland, Spain, Portugal, Holland, Belgium and Luxembourg.

	Total	Total
	Revenue	Assets

United States Dollar	$898,571	897,919
United Kingdom Pound	352,098	308,915
Euro	341,989	224,005
Australian Dollar	126,823	93,616
Other currencies	294,097	205,493
	$2,013,578	1,729,948

We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies.

(4) Restructuring Charges (Credits)

For the years ended December 31, 2006, 2005 and 2004, net restructuring charges (credits) totaled $(0.7) million, $1.4 million, and $5.3 million, respectively. These charges (credits) are made up of the following ($ in millions):

Land Investment and Development Group
In 2001, we closed our non-strategic residential land business in the Americas region of the Investment Management segment. Sales of assets from this business resulted in gains of $0.7 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively. There were $0.6 million of net charges in 2004. As of December 31, 2004, all assets in the Land Investment Group had been written down to a net book value of $0.

We have provided $0.7 million of guarantees associated with the Land Investment Group portfolio. We expect these investments to be liquidated by the end of 2007. Future credits relating to the liquidation process will be recorded to restructuring charges (credits) if further cash is received.

Business Restructurings
Business restructuring charges include severance and professional fees associated with the realignment of our business. Actual costs incurred vary from original estimates as a result of the identification of additional facts and circumstances, the complexity of international labor law, developments in the underlying business resulting in the unforeseen reallocation of resources and better or worse than expected settlement discussions. There were no business restructuring charges during the year ended December 31, 2006. There were $1.8 million and $4.2 million of net severance charges for the years ended December 31, 2005 and 2004, respectively. Additional charges for the year ended December 31, 2004 of $0.5 million related to operating, administrative and other expenses resulted from updates to the identification and valuation of excess leased space made in prior periods.

(5) Business Combinations, Goodwill and Other Intangible Assets

In January 2006, we acquired Spaulding & Slye, a privately-held real estate services and investment company with offices in Boston and Washington, D.C. Spaulding & Slye delivers full-scale development, leasing, management, investment sales, construction and structured finance services to corporate, institutional and investor clients. Terms for the transaction, which was financed with Jones Lang LaSalle’s existing revolving credit facility, were $150 million cash paid at closing with provisions for additional consideration and an earn-out that is subject to certain contract provisions and performance of the acquired business. The fair value of the additional consideration is recorded as “Deferred business acquisition obligations” on our consolidated balance sheet, and consists of $20 million and $15 million to be paid in January 2008 and December 2008, respectively. Payment of the earn-out is subject to the achievement of certain performance conditions, and will be recorded at the time those conditions are met; the earn-out will be recorded only if the related conditions are achieved. Intangible assets with finite useful lives, including the value of customer relationships acquired, certain restrictive agreements, and use of the Spaulding & Slye Investments name were attributed a total value of $41.6 million, and are being amortized over lives ranging from 3 to 10 years. The remaining direct costs of acquisition were attributed to goodwill.

In May 2006, we acquired Rogers Chapman, a privately-held specialist commercial real estate advisor in the United Kingdom. In June 2006, we acquired The Littman Partnership, a privately-held specialist-planning business, also in the United Kingdom. Aggregate consideration for the two transactions included cash paid at closing totaling 7.8 million pounds sterling ($14.4 million) with provisions for additional consideration and earn-outs subject to certain contract provisions and performance of the acquired business. The fair value of the additional consideration is recorded in “Deferred business acquisition obligations” on our consolidated balance sheet, and consists of 0.6 million pounds sterling ($1.1 million) to be paid in 2009. Earn-out payments are subject to the achievement of certain performance conditions, and will be recorded at the time those conditions are met; each earn-out will be recorded only if the related conditions are achieved. Intangible assets with finite useful lives, including the value of customer relationships acquired and certain restrictive agreements, were attributed a total value of 0.5 million pounds sterling ($0.9 million), and are being amortized over lives of up to 3 years. The remaining direct costs of acquisitions were attributed to goodwill.

In September 2006, we acquired RSP Group, a Dubai-based real estate investment and advisory firm, for $14 million cash paid at closing with provisions for earn-outs subject to certain contract provisions and performance of the acquired business. Earn-out payments are subject to the achievement of certain performance conditions, and will be recorded at the time those conditions are met; each earn-out will be recorded only if the related conditions are achieved. Intangible assets with finite useful lives, including the value of customer relationships acquired and certain restrictive agreements, were attributed a total value of $1.9 million, and are being amortized over lives of up to 3 years. The remaining direct costs of acquisition were attributed to goodwill.

In October 2006, we acquired areAZero, a leading occupier fit-out business in Spain. Aggregate consideration for the transaction will be determined based on operational performance of the acquired business over a three year earn-out period. Intangible assets with finite useful lives, including the value of customer relationships acquired and certain restrictive agreements, were attributed a total value of euro 0.7 million ($0.9 million), and are being amortized over lives of up to 3 years. Compensation expense of euro 0.2 million ($0.3 million) is recorded over the term of employment-related provisions. The remaining direct costs of euro 6.1 million ($7.7 million) paid upon acquisition represented an advance on projected operational performance over the three year earn-out period and were classified as other long-term assets; such amounts will be adjusted in future periods when additional advances are paid, or previously paid advances are recaptured, and the total of net advances will be reclassified to goodwill when the total purchase price becomes determinable at the end of the earn-out period.

In June 2005, the Americas IOS business completed the acquisition of ThompsonCalhounFair Hotel Brokerage, a hotel real estate broker and advisory firm, for $4.5 million cash paid at closing. The acquisition extends the Americas’ service delivery capabilities to clients operating in the select service hotel sector. Existing contract relationships were valued at $1.1 million and recorded to intangible assets with finite useful lives; $1.0 million of the cash paid at closing is recorded to compensation expense over the term of employment-related provisions; the remaining direct costs of acquisition were attrributed to goodwill.

We have $558.1 million of unamortized intangibles and goodwill as of December 31, 2006 that are subject to the provisions of SFAS 142. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $558.1 million of unamortized intangibles and goodwill, $520.5 million represents goodwill with indefinite useful lives, which is not amortized. The remaining $37.6 million of identifiable intangibles (principally representing management contracts acquired) will be amortized over their remaining finite useful lives.

The following table sets forth, by reporting segment, the movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2005	$181,530	69,259	94,883	36,032	$381,704
Additions	3,722	—	—	—	3,722
Reclassifications	87	5,715	240	(5,583)	459
Impact of exchange rate movements	—	(7,683)	(2,571)	(2,450)	(12,704)

Balance as of January 1, 2006	185,339	67,291	92,552	27,999	373,181
Additions	143,289	27,159	—	—	170,448
Impact of exchange rate movements	—	10,044	3,011	2,495	15,550

Balance as of December 31, 2006	$328,628	104,494	95,563	30,494	$559,179

Accumulated Amortization

Balance as of January 1, 2005	$(15,458)	(5,127)	(6,733)	(11,072)	$(38,390)
Reclassifications	—	(1,270)	—	1,270	—
Impact of exchange rate movements	1	642	(92)	389	940

Balance as of January 1, 2006	(15,457)	(5,755)	(6,825)	(9,413)	(37,450)
Impact of exchange rate movements	—	(674)	(213)	(364)	(1,251)

Balance as of December 31, 2006	$(15,457)	(6,429)	(7,038)	(9,777)	$(38,701)

Net book value	$313,171	98,065	88,525	20,717	$520,478

The following table sets forth, by reporting segment, the movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	Europe	Pacific	Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2005	$39,925	783	3,172	5,712	$49,592
Additions	1,408	—	—	—	1,408
Reclassifications	(87)	(132)	(240)	—	(459)
Impact of exchange rate movements	64	(80)	(193)	(581)	(790)

Balance as of January 1, 2006	41,310	571	2,739	5,131	49,751
Additions	41,619	3,668	—	—	45,287
Impact of exchange rate movements	—	210	226	703	1,139

Balance as of December 31, 2006	$82,929	4,449	2,965	5,834	$96,177

Accumulated Amortization

Balance as of January 1, 2005	$(32,440)	(612)	(2,478)	(5,712)	$(41,242)
Amortization expense	(4,794)	—	(388)	—	(5,182)
Impact of exchange rate movements	(3)	41	445	581	1,064

Balance as of January 1, 2006	(37,237)	(571)	(2,421)	(5,131)	(45,360)
Amortization expense	(9,845)	(1,948)	(317)	—	(12,110)
Impact of exchange rate movements	(45)	(149)	(227)	(703)	(1,124)

Balance as of December 31, 2006	$(47,127)	(2,668)	(2,965)	(5,834)	$(58,594)

Net book value	$35,802	1,781	—	—	$37,583

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2007	$7.2
2008	6.8
2009	3.8
2010	3.5
2011	3.5
Thereafter	12.8
Total	$37.6

(6) Investments in Real Estate Ventures

As of December 31, 2006, we had total investments and loans of $129.5 million in approximately 30 separate property or fund co-investments. We also had a $2.3 million investment in LoopNet, Inc. as of December 31, 2006. LoopNet operates an online marketplace for commercial real estate in the United States, and delivers technology and information services to commercial real estate organizations to manage their online listing presence and property marketing. We account for our investment in LoopNet as an investment in available-for-sale securities under SFAS 115; we sold our LoopNet investment during January 2007 for $2.4 million.

With respect to certain co-investment indebtedness, in the event that the underlying co-investment loans default, we also have repayment guarantees to third-party financial institutions of $0.7 million outstanding at December 31, 2006.

Following is a table summarizing our investments in real estate ventures ($ in millions):

	Percent Ownership of
	Real Estate Limited	Accounting	Carrying
Type of Interest	Partnership Venture	Method	Value

General partner	0% to 1%	Equity	$0.2
Limited partner with advisory agreements	<1% to 48.72%	Equity	129.2
Equity method			$129.4
Limited partner without advisory agreements	<1% to 5%	Cost	0.1
Total			$129.5

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

As of December 31, 2006, we have an effective 47.85% ownership interest in LIC I, and an effective 48.72% ownership interest in LIC II; primarily institutional investors hold the remaining 52.15% and 51.28% interests in LIC I and LIC II, respectively. We account for our investments in LIC I and LIC II under the equity method of accounting in the accompanying consolidated financial statements. Additionally, a non-executive Director of Jones Lang LaSalle is an investor in LIC I on equivalent terms to other investors.

At December 31, 2006, LIC I and LIC II have unfunded capital commitments of $127.3 million and $160.6 million, respectively, of which our 47.85% and 48.72% shares are $60.9 million and $78.2 million, respectively, for future fundings of co-investments. These $60.9 million and $78.2 million commitments are part of our maximum potential unfunded commitments to LIC I and LIC II at December 31, 2006, which are euro 48.3 million ($63.8 million) and $338.4 million, respectively.

During January 2007, LIC II completed its final investor closing, which included increases in institutional investor capital commitments and an increase in our commitment to LIC II. We now have an effective 48.78% ownership interest in LIC II; primarily institutional investors hold the remaining 51.22% interest. Upon the final investor closing, LIC II's unfunded capital commitment for future fundings of co-investments remained at $160.6 million, of which our 48.78% share was $78.3 million. Our maximum potential unfunded commitment to LIC II increased to $458.4 million.

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

As of December 31, 2006, LIC I maintains a euro 25 million ($33.0 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses become triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 12.0 million ($15.8 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 48.3 million ($63.8 million) and to LIC II of $338.4 million (expanded to $458.4 million in January 2007) as discussed above. As of December 31, 2006, LIC I had euro 10.2 million ($13.5 million) of outstanding borrowings on the LIC I Facility, and LIC II had $1.3 million of outstanding borrowings on the LIC II Facility.

The following table summarizes the discussion above relative to LIC I and LIC II ($ in millions):

	December 31,	December 31,	January 2007
	2006 - LIC I	2006 - LIC II	(post-close) LIC II

Our effective ownership interest in co-investment vehicle	47.85%	48.72%	48.78%

Our maximum potential unfunded commitments to LIC I and LIC II	$63.8	$338.4	$458.4
Our share of unfunded capital commitments to underlying funds	60.9	78.2	78.3
Our maximum exposure assuming facilities are fully drawn	15.8	97.4	97.4
Our share of exposure on outstanding borrowings	6.5	0.6	0.6

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $10.5 million at December 31, 2006.

For the year ended December 31, 2006, funding of co-investments exceeded return of capital by $44.3 million. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2007 is anticipated to be between $50 and $60 million (planned co-investment less return of capital from liquidated co-investments).

The following table summarizes the combined financial information for the unconsolidated ventures (including those that are held via LIC I and LIC II), accounted for under the equity method of accounting ($ in millions):

	2006	2005	2004

Balance Sheet:
Investments in real estate, net of depreciation	$10,676.2	5,221.5	3,552.7
Total assets	$13,988.3	6,832.9	4,331.6

Mortgage indebtedness	$5,983.2	3,453.5	1,915.8
Other borrowings	926.4	464.6	14.2
Total liabilities	$8,079.4	4,548.8	2,748.4

Total equity	$5,908.9	2,284.1	1,583.2

Statements of Operations:
Revenues	$714.6	501.5	547.8
Net earnings	$64.4	243.0	212.9

The following table shows our interests in these unconsolidated ventures ($ in millions):

	2006	2005	2004

Loans to real estate ventures	$3.5	3.5	4.9
Equity investments in real estate ventures	126.0	85.2	68.7
Total investments in real estate ventures	$129.5	88.7	73.6

Equity in earnings from real estate ventures
recorded by Jones Lang LaSalle	$9.2	12.2	17.4

The loans of $3.5 million to real estate ventures bear interest rates ranging from 7.25% to 8.0% and are to be repaid by 2008.

Impairment - We apply the provisions of APB 18, SAB 59, and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. There were no impairment charges in equity earnings in 2006. There were $1.8 million of such impairment charges to equity earnings in 2005, representing our equity share of the impairment charges against individual assets held by these ventures. There were $1.1 million of such charges to equity earnings in 2004.

(7) Stock Option and Stock Compensation Plans

The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan (“SAIP”) provides for the granting of various stock awards to eligible employees of Jones Lang LaSalle. Such awards include restricted stock units and options to purchase a specified number of shares of common stock. Under the plan, the total number of shares available to be issued is 12,110,000. There were approximately 2.8 million shares available for grant under the SAIP at December 31, 2006.

We adopted SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006 using the modified prospective approach. The adoption of SFAS 123R primarily impacts Compensation and benefits expense in our Consolidated Statement of Earnings by changing prospectively our method of measuring and recognizing compensation expense on share-based awards from recognizing forfeitures as incurred to estimating forfeitures. The effect of this change as it relates to prior periods is reflected in “Cumulative effect of change in accounting principle, net of tax” in the Consolidated Statement of Earnings. In the year ended December 31, 2006, we recorded an increase in income of $1.2 million, net of tax, for the cumulative effect of this accounting change.

Additionally, employees age 55 or older, with a sum of age plus years of service with the Company which meets or exceeds 65, are eligible to be considered for receipt of retirement benefits upon departure from the Company. These criteria trigger application of certain provisions of SFAS 123R whereby compensation expense for restricted stock unit awards granted to employees meeting the established criteria after our January 1, 2006 adoption of SFAS 123R should be accelerated such that all expense for an employee’s award is recognized by the time that employee meets the criteria to be considered for retirement eligibility. Restricted stock unit awards with a value of $2.5 million granted in 2006 were subject to these provisions of SFAS 123R.

In accordance with SFAS 123R, we will continue to recognize compensation cost over the stated vesting periods for awards granted prior to January 1, 2006 until the earlier of the completion of the stated vesting period for such awards or the date actual retirement occurs. If we had applied the substantive vesting period provisions of SFAS 123R (including the impact of retirement eligibility) for awards issued before our adoption of SFAS 123R, recorded compensation expense would have been reduced by $0.8 million for the year ended December 31, 2006, as such amortization would have been recognized in prior years.

In prior years, in accordance with SFAS 123, as amended by SFAS 148, we did not recognize compensation cost on stock option awards. These provisions allowed entities to continue to apply the intrinsic value-based method under the provisions of APB 25. Accordingly, we provided disclosure of pro forma net income and net income per share as if the fair value-based method, defined in SFAS 123, as amended by SFAS 148, had been applied. We have recognized other stock awards (including various grants of restricted stock units and offerings of discounted stock purchases under employee stock purchase plans) as compensation expense over the vesting period of those awards pursuant to APB 25 prior to January 1, 2006, and subsequently in accordance with SFAS 123R.

Share-based compensation expense is included within the “Compensation and benefits” line of our consolidated statement of earnings. Share-based compensation expense for the years ended December 31, 2006, 2005 and 2004, respectively, consisted of the following ($ in thousands):

	2006	2005	2004

Stock option awards	$83	-	-
Restricted stock unit awards	39,770	28,900	19,874
ESPP	-	-	-
UK SAYE	226	(9)	177
	$40,079	28,891	20,051

The following table provides net income and pro forma net income per common share as if the fair value-based method had been applied to all awards for the years ended December 31, 2005 and 2004, respectively ($ in thousands, except per share data):

	2005	2004

Net income available to common shareholders, as reported	$103,287	64,242

Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	24,710	16,280

Deduct: Total stock-based employee compensation expense
determined under fair-value-based method for all awards,
net of related tax effects	(28,025)	(19,098)
Pro forma net income	$99,972	61,424

Net earnings per share:
Basic—as reported	$3.29	2.08
Basic—pro forma	$3.19	1.99
Diluted—as reported	$3.12	1.96
Diluted—pro forma	$3.02	1.87

Stock Option Awards

We have granted stock options at the market value of common stock at the date of grant. Our options vest at such times and conditions as the Compensation Committee of our Board of Directors determines and sets forth in the award agreement; the most recent options granted (in 2003) vest over periods of up to five years. As a result of a change in compensation strategy, we do not currently use stock option grants as part of our employee compensation program; no options were granted in 2004, 2005 or 2006.

The per share weighted average fair value of options granted during 2003 was $7.85 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected dividend yield	0.00%
Risk-free interest rate	3.56%
Expected life	6 to 9 years
Expected volatility	42.85%
Contractual terms	7 to 10 years

As discussed above, we do not currently utilize stock option grants as part of our employee compensation program.

Stock option activity in 2006 is as follows:

			Weighted Average	Aggregate
	Options	Weighted Average	Remaining	Intrinsic Value
	(thousands)	Exercise Price	Contractual Life	($ in millions)

Outstanding at January 1, 2006	1,110.1	$19.86
Granted	—	—
Exercised	(776.7)	20.19
Forfeited	(22.1)	30.24
Outstanding at December 31, 2006	311.3	$18.28	2.47 years	$23.0
Exercisable at December 31, 2006	295.5	$18.27	2.28 years	$21.8

Until the adoption of SFAS 123R on January 1, 2006, we had not recognized any compensation expense for stock options granted at the market value of our common stock on the date of grant.

As of December 31, 2006, we have approximately 311,300 options outstanding, of which approximately 15,800 options were unvested. For the year ended December 31, 2006, we recognized $0.08 million of compensation expense related to the unvested options. Approximately $0.02 million of compensation cost remains to be recognized on unvested options through 2008.

The following table summarizes information about stock option exercises and intrinsic values for the years ended December 31, 2006, 2005 and 2004 ($ in millions):

	2006	2005	2004
Number of options exercised	776,730	937,366	944,235

Intrinsic value	$40.2	21.1	5.9

For the year ended December 31, 2006 the amount of cash received and the tax benefit realized from stock option exercises was $15.8 million and $15.2 million, respectively.

Restricted Stock Unit Awards

Restricted stock activity in 2006 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Shares	Grant Date	Remaining	Intrinsic Value
	(thousands)	Fair Value	Contractual Life	($ in millions)

Unvested at January 1, 2006	2,084.9	$28.18
Granted	842.0	56.77
Vested	(746.4)	25.55
Forfeited	(64.0)	34.52
Unvested at December 31, 2006	2,116.5	$40.29	1.57 years	$109.8
Unvested shares expected to vest	2,012.4	$39.91	1.54 years	$105.2

As of December 31, 2006, there was $40.7 million of remaining unamortized deferred compensation related to unvested restricted stock units. The remaining cost of unvested restricted stock units granted through December 31, 2006 will be recognized over varying periods into 2011.

Shares vested during the years ended December 31, 2006, 2005 and 2004 had fair values of $64.9 million, $40.5 million, and $14.4 million, respectively, and intrinsic values of $45.8 million, $24.0 million, and $5.8 million, respectively.

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan - In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S.-based employees. Under the current plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 5% discount on the purchase price as of the end of a program period; program periods are now three months each. Employee contributions and our contributions vest immediately. Since its inception, 1,323,006 shares have been purchased under the program through December 31, 2006. During 2006 and 2005, 57,890 shares and 133,418 shares, respectively, having weighted-average market values of $84.10 and $40.62, respectively, were purchased under the program. No compensation expense is recorded with respect to this program.

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

In November 2006, the SAYE plan was extended to employees in our Ireland operations. Employee and employer contributions resulted in the issuance of approximately 5,000 options at an exercise price of $73.91. Our contribution of $0.1 million will be recorded as compensation expense over the vesting period. The first vesting of these options will occur in 2010 with the remaining to vest in 2012.

(8) Retirement Plans

Defined Contribution Plans

We have a qualified profit sharing plan that incorporates United States Internal Revenue Code Section 401(k) for our eligible U.S. employees. Contributions under the qualified profit sharing plan are made via a combination of employer match and an annual contribution on behalf of eligible employees. Included in the accompanying Consolidated Statements of Earnings for the years ended December 31, 2006, 2005 and 2004 are employer contributions of $6.2 million, $4.4 million and $4.3 million, respectively. Related trust assets of the Plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements.

We maintain several defined contribution retirement plans for our eligible non-U.S. employees. Our contributions to these plans were approximately $12.4 million, $8.4 million and $8.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Defined Benefit Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost for the years ended December 31, 2006, 2005 and 2004 consisted of the following ($ in thousands):

	2006	2005	2004

Employer service cost - benefits earned during the year	$3,930	3,785	2,821
Interest cost on projected benefit obligation	9,684	8,453	7,201
Expected return on plan assets	(11,027)	(9,674)	(8,843)
Net amortization/deferrals	2,344	724	35
Recognized actuarial loss	—	55	—
Net periodic pension cost	$4,931	3,343	1,214

The following tables provide reconciliations of projected benefit obligations and plan assets (the net of which is our funded status), as well as the funded status and accumulated benefit obligations, of our defined benefit pension plans as of December 31, 2006 and 2005 ($ in thousands):

	2006	2005

Change in benefit obligation:
Projected benefit obligation at beginning of year	$192,198	163,071
Service cost	3,930	3,785
Interest cost	9,684	8,453
Plan participants’ contributions	476	455
Benefits paid	(6,462)	(4,758)
Actuarial (gain) loss	(2,948)	41,182
Changes in currency translation rates	26,067	(19,612)
Other	(1,397)	(378)
Projected benefit obligation at end of year	$221,548	192,198

	2006	2005

Change in plan assets:
Fair value of plan assets at beginning of year	$166,518	151,780
Actual return on plan assets	12,862	27,136
Plan contributions	6,845	10,067
Benefits paid	(6,462)	(4,758)
Changes in currency translation rates	23,175	(17,495)
Other	(1,397)	(212)
Fair value of plan assets at end of year	$201,541	166,518

	2006	2005

Funded status	$(20,007)	(25,680)
Unrecognized actuarial loss	-	44,412
Unrecognized prior service cost	-	411
Net amount recognized	$(20,007)	19,143

Accumulated benefit obligation at end of year	$216,849	187,292

Amounts in accumulated other comprehensive income yet to be recognized as components of net periodic pension cost are comprised of $40.2 million of actuarial loss and $0.4 million prior service cost as of December 31, 2006.

Defined benefit pension plan amounts recognized in the accompanying Consolidated Balance Sheets as of December 31, 2006 and 2005 include the following ($ in thousands):

	2006	2005

Pension liabilities	(19,252)	(16,753)
Other noncurrent liabilities	(755)	(733)
Accumulated other comprehensive loss	40,560	36,629
Net amount recognized	$20,553	19,143

The incremental effect of applying SFAS 158 on individual line items in the December 31, 2006 consolidated balance sheet is as follows ($ in thousands):

	Before the		After the
	Application of		Application of
	SFAS 158	Adjustments	SFAS 158
Other current assets	$19,774	(411)	19,363
Deferred tax assets	36,050	1,415	37,465
Total assets	1,728,944	1,004	1,729,948

Pension liabilities	14,553	4,699	19,252
Total liabilities	974,869	4,699	979,568
Accumulated other comprehensive income	20,495	(3,695)	16,800
Total shareholders’ equity	754,075	(3,695)	750,380

The ranges of assumptions used in developing the projected benefit obligation as of December 31 and in determining net periodic benefit cost for the years ended December 31 were as follows:

	2006	2005	2004

Discount rate used in determining
present values	4.30% to 5.10%	4.25% to 4.80%	4.50% to 5.60%
Annual increase in future
compensation levels	2.00% to 4.60%	2.00% to 4.30%	2.00% to 4.30%
Expected long-term rate of return
on assets	4.10% to 7.00%	4.50% to 6.80%	4.50% to 6.80%

Our pension plan asset allocations at December 31, 2006 and 2005 by asset category are as follows:

	Plan Assets
	At December 31
	2006	2005

Equity securities	60.6%	58.6%
Debt securities	33.1%	35.9%
Other	6.3%	5.4%

Plan assets consist of a diversified portfolio of equity securities and fixed-income investments.

Future contributions and payments - We expect to contribute $7.2 million to our defined benefit pension plans in 2007. Additionally, the following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in millions):

Pension
Benefit Payments
2007	$4.4
2008	4.8
2009	5.2
2010	5.9
2011	6.7
2012-2016	45.0

(9) Income Taxes

For the years ended December 31, 2006, 2005 and 2004, our provision for income taxes consisted of the following ($ in thousands):

	Year Ended December 31,
	2006	2005	2004
U.S. Federal:
Current	$22,616	2,723	1,839
Deferred	967	1,007	2,137
	23,583	3,730	3,976
State and Local:
Current	5,385	648	438
Deferred	230	240	508
	5,615	888	946
International:
Current	41,745	32,099	22,339
Deferred	(7,118)	(481)	(5,388)
	34,627	31,618	16,951
Total	$63,825	36,236	21,873

In 2006, 2005 and 2004 our current tax expense was reduced by $7.2 million, $3.7 million and $9.8 million, respectively, due to the utilization of prior years’ net operating loss carryovers.

Income tax expense for 2006, 2005 and 2004 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes as a result of the following ($ in thousands):

	2006		2005		2004

Computed "expected" tax
expense	$83,666	35.0%	$48,968	35.0%	$30,140	35.0%
Increase (reduction) in income
taxes resulting from:

State and local income taxes, net
of federal income tax benefit	3,675	1.5%	577	0.4%	615	0.7%
Amortization of goodwill and
other intangibles	(1,564)	(0.7%)	(1,488)	(1.1%)	(1,306)	(1.5%)
Nondeductible expenses	3,123	1.3%	3,164	2.3%	3,337	3.9%
International earnings taxed
at varying rates	(15,166)	(6.3%)	(12,081)	(8.6%)	(10,524)	(12.2%)
Valuation allowances	(3,855)	(1.6%)	(3,856)	(2.8%)	(934)	(1.1%)
Other, net	(6,054)	(2.5%)	952	0.7%	545	0.6%
	$63,825	26.7%	$36,236	25.9%	$21,873	25.4%

For the years ended December 31, 2006, 2005 and 2004, our income before taxes from domestic (U.S.) and international sources is as follows ($ in thousands):

	Year Ended December 31,
	2006	2005	2004

Domestic	$80,812	6,478	12,061
International	158,234	133,430	74,054
Total	$239,046	139,908	86,115

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below ($ in thousands):

	December 31,
	2006	2005	2004

Deferred tax assets attributable to:
Accrued expenses	$49,561	32,332	23,864
U.S. federal and state loss carryforwards	12,480	35,518	20,923
Allowances for uncollectible accounts	2,222	2,489	1,197
International loss carryforwards	16,787	18,464	20,001
Property and equipment	4,334	2,582	3,260
Investments in real estate ventures	530	4,557	10,111
Pension liabilities	6,082	6,288	1,083
Other	16,888	12,895	14,592
	108,884	115,125	95,031
Less valuation allowances	(2,407)	(5,317)	(9,311)
	$106,477	109,808	85,720

Deferred tax liabilities attributable to:
Prepaid pension asset	$—	1,451	—
Intangible assets	20,054	14,345	12,581
Income deferred for tax purposes	—	1,080	1,751
Other	1,802	1,333	692
	$21,856	18,209	15,024

A deferred U.S. tax liability has not been provided on the unremitted earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. If repatriation of all such earnings were to occur, and if we were unable to utilize foreign tax credits due to the limitations of U.S. tax law, we estimate our maximum resulting U.S. tax liability would be $113 million, net of the benefits of utilization of U.S. federal and state carryovers.

As of December 31, 2006, we had available U.S. federal net operating loss carryforwards of $26 million, including the effects of vesting of equity-based compensation that is credited to equity, which begin to expire after 2019; U.S. state net operating loss carryforwards of $52 million, which expire after 2007 through 2024; and international net operating loss carryforwards of $50 million, which begin to expire after 2006.

As of December 31, 2006, we believe it is more likely than not that the net deferred tax asset of $84.6 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryforwards, for which we have concluded that recognition is not yet appropriate under SFAS No. 109, "Accounting for Income Taxes." In 2006, we reduced valuation allowances by $4.7 million on some jurisdictions’ net operating losses due to the utilization or expiration of those losses, and we increased valuation allowances by $1.8 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses in addition to those provided in prior years.

As of December 31, 2006, our net current liability for income tax was $4 million.

(10) Debt

As of December 31, 2006, we had the ability to borrow on a $450 million unsecured revolving credit facility, with capacity to borrow up to an additional $42.2 million under local overdraft facilities. There are currently 13 banks participating in our revolving credit facility with a term extending to March 2011. Pricing on the facility ranges from LIBOR plus 55 basis points to LIBOR plus 130 basis points. As of December 31, 2006, our pricing on the revolving credit facility was LIBOR plus 55 basis points. This facility will continue to be utilized for working capital needs, investments, capital expenditures, and acquisitions. Interest and principal payments on outstanding borrowings against the facility will fluctuate based on our level of borrowing.

As of December 31, 2006, we had $32.4 million outstanding under the revolving credit facility. We also had short-term borrowings (including capital lease obligations) of $17.7 million outstanding at December 31, 2006, with $15.6 million of those borrowings attributable to local overdraft facilities.

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

Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility. In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to repay its borrowing on an overdraft facility. The guarantees typically have one-year or two-year maturities. We apply FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to recognize and measure the provisions of guarantees. The guarantees of the revolving credit facility and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $42.2 million, of which $15.6 million was outstanding as of December 31, 2006. We have provided guarantees of $32.7 million related to the local overdraft facilities, as well as guarantees related to the $450 million revolving credit facility, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries’ third-party debt.

With respect to the revolving credit facility, we must maintain a consolidated net worth of at least $450 million, a leverage ratio not exceeding 3.25 to 1, and a minimum interest coverage ratio of 2.5 to 1. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment and acquisition. We are in compliance with all covenants as of December 31, 2006.

The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2006 or 2005 and none were outstanding as of December 31, 2006.

The effective interest rate on our debt was 5.1% in 2006, compared to 3.9% in 2005. The increase in the effective interest rate is primarily due to higher interest rates during 2006 compared with 2005.

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

Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years ending December 31 and thereafter are as follows ($ in thousands):

	Operating	Capital
	Leases	Leases

2007	$81,368	597
2008	67,584	481
2009	57,703	233
2010	44,398	56
2011	41,516	49
Thereafter	94,065	—
	$386,634	1,416

Less: Amount representing interest		(57)
Present value of minimum lease payments		$1,359

As of December 31, 2006, we have accrued liabilities related to excess lease space of $0.1 million. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2006 was $0.3 million.

Assets recorded under capital leases in our Consolidated Balance Sheets at December 31, 2006 and 2005 are as follows ($ in thousands):

	2006	2005

Furniture, fixtures and equipment	$12	1,432
Computer equipment and software	77	544
Automobiles	610	821
	$699	2,797
Less accumulated depreciation and amortization	(265)	(2,012)
Net assets under capital leases	$434	785

Rent expense was $71.2 million, $59.9 million and $59.5 million during 2006, 2005 and 2004, respectively. Rent expense excludes charges associated with excess lease space taken as part of restructuring expenses.

(12) Transactions with Affiliates

As part of our co-investment strategy we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements are revenues of $247.3 million, $107.9 million and $65.0 million for 2006, 2005 and 2004, respectively, as well as receivables of $25.2 million, $17.3 million and $13.3 million at December 31, 2006, 2005 and 2004, respectively, related to these equity interests.

The outstanding balance of loans to employees at December 31, 2006 is shown in the following table ($ in millions). (1)

2006

Loans related to co-investments (2)	$1.4
Travel, relocation and other miscellaneous advances	13.6
$15.0

(1) The Company has not extended or maintained credit, arranged for the extension of credit or renewed the extension of credit, in the form of a personal loan to or for any director or executive officer of the Company since the enactment of the Sarbanes-Oxley Act of 2002.

(2) These loans have been made to allow employees the ability to participate in investment fund opportunities. All of these loans are nonrecourse loans.

(13) Commitments and Contingencies

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

(14) Subsequent Events

In January 2007, we acquired NSC Corporate, an agency business in Western Australia, for AUS$5 million ($3.9 million) cash paid at closing with provisions for earn-outs subject to certain contract provisions and performance of the business as it merges with our pre-existing practice in Western Australia. Earn-out payments are subject to the achievement of certain performance conditions, and will be recorded at the time those conditions are met; each earn-out will be recorded only if the related conditions are achieved.

Also in January 2007, we acquired Hargreaves Goswell, a niche office agency practice in London for 2.8 million pounds sterling ($5.5 million) to be paid in November 2008. The fair value of the consideration will be recorded in “Deferred business acquisition obligations” on our Consolidated Balance Sheet in 2007. Additional consideration to be paid in November 2008 and November 2009 subject to employment-related contingencies will be recorded as compensation expense in our Consolidated Statements of Earnings over the periods in which that consideration is earned.

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

Periodic Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which we typically pay to employees in the first quarter of the year after it is earned. In our interim financial statements we have accrued for incentive compensation based on the percentage of revenue and compensation costs recorded to date relative to forecasted revenue and compensation costs for the full year as substantially all incentive compensation pools are based upon revenues and profits. The impact of this incentive compensation accrual methodology is that we accrue very little incentive compensation in the first six months of the year, with the majority of our incentive compensation accrued in the second half of the year, particularly in the fourth quarter. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees.

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

The following table reflects the estimates of compensation to be deferred to future years under the stock ownership program for each year-to-date period in 2006 and 2005 ($ in millions):

	2006	2005

Three months ended March 31,	$3.6	$1.0
Six months ended June 30,	12.9	4.5
Nine months ended September 30,	13.6	10.2
Twelve months ended December 31,	17.2	14.1

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

The effective tax rate we applied to recurring operations for 2006 and 2005 was as follows:

	2006	2005

Three months ended March 31,	25.9%	25.4%
Six months ended June 30,	25.9%	25.4%
Nine months ended September 30,	26.3%	25.4%
Twelve months ended December 31,	26.7%	25.9%

Seasonality
Our revenues and profits tend to be significantly higher in the third and fourth quarters of each year than the first two quarters. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant through the year. Historically, we have reported an operating loss or a relatively small profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains (both of which can be particularly unpredictable). Such performance fees and co-investment equity gains are generally earned when assets are sold, the timing of which is geared toward the benefit of our clients; certain other performance fees are based on changes in asset values over contractually-defined periods. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

Jones Lang LaSalle Incorporated Quarterly Information - 2006
(unaudited)

($ in thousands, except share data)	March 31	June 30	Sept. 30	Dec. 31	Year 2006

Revenue:
Investor & Occupier Services:
Americas	$113,329	134.856	150,385	226,806	$625,376
EMEA	103,345	135,982	169,688	270,324	679,339
Asia Pacific	57,902	76,425	78,416	124,323	337,066
Investment Management	61,743	172,617	64,937	85,041	384,338

Less: Intersegment revenue	(165)	(498)	(336)	(2,321)	(3,320)
Equity in (earnings) losses from
real estate ventures	944	(9,593)	(773)	201	(9,221)

Total revenue	337,098	509,789	462,317	704,374	2,013,578

Operating expenses:
Investor & Occupier Services:
Americas	114,072	127,107	134,267	184,377	559,823
EMEA	108,227	130,717	156,036	240,355	635,335
Asia Pacific	58,595	73,527	80,299	106,000	318,421
Investment Management	48,156	94,788	54,764	62,276	259,984

Less: Intersegment expenses	(165)	(498)	(336)	(2,321)	(3,320)

Restructuring charges (credits)	(501)	(169)	-	(74)	(744)

Total operating expenses	328,384	425,472	425,030	590,613	1,769,499

Operating income	8,714	84,317	37,287	113,761	244,079

Net earnings available to common
shareholders	$4,560	65,695	24,697	80,392	$175,344

Basic earnings per common share	$0.14	2.07	0.77	2.50	$5.50

Diluted earnings per common share	$0.14	1.94	0.73	2.37	$5.24

Jones Lang LaSalle Incorporated Quarterly Information - 2005
(unaudited)

($ in thousands, except share data)	March 31	June 30	Sept. 30	Dec. 31	Year 2005

Revenue:
Investor & Occupier Services:
Americas	$73,947	93,941	103,314	164,110	$435,312
Europe	85,054	119,937	110,653	177,189	492,833
Asia Pacific	48,935	68,518	63,309	92,151	272,913
Investment Management	31,637	47,562	51,643	71,892	202,734

Less: Intersegment revenue	(289)	(240)	(169)	(328)	(1,026)
Equity in (earnings) losses from
real estate ventures	892	(4,630)	(2,366)	(6,052)	(12,156)

Total revenue	240,176	325,088	326,384	498,962	1,390,610

Operating expenses:
Investor & Occupier Services:
Americas	78,949	86,221	90,862	128,940	384,972
Europe	93,023	113,863	107,599	153,819	468,304
Asia Pacific	50,752	60,456	62,486	79,207	252,901
Investment Management	27,992	35,134	38,281	50,924	152,331

Less: Intersegment expenses	(289)	(240)	(169)	(328)	(1,026)

Restructuring charges (credits)	31	(250)	721	875	1,377

Total operating expenses	250,458	295,184	299,780	413,437	1,258,859

Operating income (loss)	(10,282)	29,904	26,604	85,525	131,751

Net earnings (loss) available to common
shareholders	$(8,582)	24,751	20,231	66,887	$103,287

Basic earnings (loss) per common share	$(0.27)	0.80	0.64	2.11	$3.29

Diluted earnings (loss) per common share	$(0.27)	0.74	0.61	1.99	$3.12

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

Based on management’s evaluation as of December 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Controls Over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the material in Jones Lang LaSalle’s Proxy Statement for the 2007 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and in Item 1 of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption "Common Stock Security Ownership of Certain Beneficial Owners and Management."

The following table provides information as of December 31, 2006 with respect to Jones Lang LaSalle’s common shares issuable under our equity compensation plans (in thousands, except exercise price):

			Number of
			Securities
			Remaining
			Available for
			Future Issuance
	Number of		Under Equity
	Securities		Compensation
	to be Issued	Weighted Average	Plans
	Upon Exercise	Exercise Price	(Excluding
	of Outstanding	of Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected
Plan Category	and Rights	and Rights	in Column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders
SAIP (1)	2,428	$37.47	2,804
ESPP (2)			427
Subtotal	2,428		3,231

Equity compensation plans not approved by security holders
SAYE (3)	309	$27.50	132
Subtotal	309		132
Total	2,737		3,363

Notes:
(1) In 1997, we adopted the 1997 Stock Award and Incentive Plan ("SAIP"), which provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones  Lang LaSalle.

(2) In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S. based employees. Under this  plan, employee contributions for stock purchases are enhanced through an additional contribution of a 5% discount on the purchase price.

(3) In November 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK based operations. In November 2006, the SAYE plan was extended to employees in our Ireland operations. Under this plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 15% discount on the purchase price. Both employee and employer contributions vest over a period of three to five years. Employees have had the opportunity to contribute to the plan in 2002, 2005 and 2006.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions."

Item 14. Principal Accountant Fees and Services

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

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2007.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin
By: Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 2007.

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

10.1	Multicurrency Credit Agreement dated as of March 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.2
Membership Interest Purchase Agreement by and between Jones Lang LaSalle Incorporated, Spaulding & Slye Acquisition Corp., and Spaulding and Slye Partners LLC relating to Spaulding and Slye LLC, dated as of November 26, 2005 (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.3
Asset Purchase Agreement, dated as of December 31, 1996, by and among LaSalle Construction Limited Partnership, LaSalle Partners Limited Partnership, Clune Construction Company, L.P. and Michael T. Clune (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 333-25741)

10.4	Amended and Restated Stock Award and Incentive Plan dated as of February 23, 2006 (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.5
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) for the Non Executive Directors’ 2004, 2005 and 2006 Annual Grants (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.6
Jones Lang LaSalle Incorporated Stock Ownership Program Shares Agreement (Under the Amended and Restated Stock Award and Incentive Plan) (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.7
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) for Employees’ 2004, 2005 and 2006 Annual Grants (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.8	Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement No. 333 42193)

10.9	First Amendment to the Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.10	Second Amendment to the Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.11	Third Amendment to the Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

10.12	Fourth Amendment to the Jones Lang LaSalle Incorporated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-117024)

10.13	Fifth Amendment to the Jones Lang LaSalle Incorporated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.14	Description of Management Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1997)

10.15	Form of Indemnification Agreement with Executive Officers and Directors (Incorporated by Reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1998)

10.16	Amended and Restated Severance Pay Plan effective September 1, 2005 (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.17	Senior Executive Services Agreement with Alastair Hughes dated as of March 9, 1999 (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.18
Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of July 16, 2004 and accepted July 19, 2004 (Incorporated by reference to Exhibit 99.2 to the Periodic Report on Form 8-K dated July 21, 2004)

10.19
Amendment No. 1 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of August 30, 2004 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.20
Amendment No. 2 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of December 1, 2005 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.21
Letter Agreement Regarding Compensation of the Chairman of the Board of Directors dated as of January 1, 2005 (Incorporated by reference to Exhibit 99.1 to the Periodic Report on Form 8-K dated January 10, 2005)

10.22	Jones Lang LaSalle Savings Related Share Option (UK) Plan adopted October 24, 2001 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2001)

10.23
Amended And Restated Jones Lang LaSalle Incorporated Co-Investment Long Term Incentive Plan dated December 16, 2005 (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.24
LaSalle Investment Management Long Term Incentive Compensation Program Amended and Restated as of December 15, 2004 (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.25	Jones Lang LaSalle Incorporated Deferred Compensation Plan effective January 1, 2004 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-110366))

10.26
Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of January 1, 2006 (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.27
LIM Funds Personal Co-Investment Agreement for International and Regional Directors (in connection with elections under the Stock Ownership Program) (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.28
LIM Funds Personal Co-Investment Agreement for International and Regional Directors (not in connection with elections under the Stock Ownership Program) (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.29
First Amendment to the Jones Lang LaSalle Incorporated Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006)

10.30
Restated Jones Lang LaSalle Incorporated Stock Ownership Program description under the Amended and Restated Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006)

10.31
Letter Agreement between Lynn Thurber and Jones Lang LaSalle Incorporated dated as of September 5, 2006 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006)

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

* Filed with the Annual Report of Form 10-K for the fiscal year ended December 31, 2006.