Form 10-Q
period 2007-03-31
JONES LANG LASALLE INC
filed 2007-05-03
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on April 27, 2007 was 36,793,263, which includes 4,970,232 shares held by a subsidiary of the registrant.

Part I	Financial Information
Item 1.	Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
($ in thousands, except share data)

	March 31, 2007	December 31,
Assets	(unaudited)	2006
Current assets:
Cash and cash equivalents	$43,253	50,612
Trade receivables, net of allowances of $10,496 and $7,845	565,654	630,121
Notes and other receivables	44,163	30,079
Prepaid expenses	23,859	28,040
Deferred tax assets	47,806	49,230
Other assets	27,668	19,363
Total current assets	752,403	807,445

Property and equipment, net of accumulated depreciation of $192,327 and $181,959	131,024	120,376
Goodwill, with indefinite useful lives, net of accumulated amortization of $38,826 and $38,701	529,912	520,478
Identified intangibles, with finite useful lives, net of accumulated amortization of $60,756 and $58,594	37,959	37,583
Investments in real estate ventures	133,227	131,789
Long-term receivables, net	27,978	29,781
Deferred tax assets	39,434	37,465
Other assets, net	48,815	45,031
	$1,700,752	1,729,948

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$176,125	221,356
Accrued compensation	283,099	514,586
Short-term borrowings	29,090	17,738
Deferred tax liabilities	1,734	1,426
Deferred income	22,988	31,896
Other current liabilities	41,115	43,444
Total current liabilities	554,151	830,446

Noncurrent liabilities:
Credit facilities	236,770	32,398
Deferred tax liabilities	2,090	648
Deferred compensation	29,883	30,668
Pension liabilities	19,749	19,252
Deferred business acquisition obligations	40,319	34,178
Other noncurrent liabilities	40,919	31,978
Total liabilities	923,881	979,568

Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 36,785,205 and 36,592,864 shares issued and outstanding	368	366
Additional paid-in capital	693,572	676,270
Retained earnings	283,158	255,914
Shares held by subsidiary	(219,359)	(197,543)
Shares held in trust	(1,427)	(1,427)
Accumulated other comprehensive income	20,559	16,800
Total shareholders' equity	776,871	750,380
	$1,700,752	1,729,948

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Earnings
For the Three Months Ended March 31, 2007 and 2006
($ in thousands, except share data) (unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006

Revenue	$490,054	337,098

Operating expenses:
Compensation and benefits	325,657	231,246
Operating, administrative and other	115,736	87,663
Depreciation and amortization	12,625	9,976
Restructuring credits	(411)	(501)
Operating expenses	453,607	328,384

Operating income	36,447	8,714

Interest expense, net of interest income	1,838	3,209
Gain on sale of available-for-sale securities	2,425	—
Equity in earnings (losses) from real estate ventures	133	(944)

Income before provision for income taxes	37,167	4,561
Provision for income taxes	9,923	1,181

Net income before cumulative effect of change in accounting principle	27,244	3,380
Cumulative effect of change in accounting principle, net of tax	—	1,180
Net income	$27,244	4,560

Basic earnings per common share before cumulative effect of change in accounting principle	0.85	0.10
Cumulative effect of change in accounting principle, net of tax	—	0.04
Basic earnings per common share	$0.85	0.14

Basic weighted average shares outstanding	31,929,818	31,511,880

Diluted earnings per common share before cumulative effect of change in accounting principle	0.81	0.10
Cumulative effect of change in accounting principle, net of tax	—	0.04
Diluted earnings per common share	$0.81	0.14

Diluted weighted average shares outstanding	33,687,389	33,681,263

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Shareholders' Equity
For the Three Months Ended March 31, 2007
($ in thousands, except share data) (unaudited)
							Accu-
							mulated
					Shares		Other
			Additional		Held by	Shares	Compre-
	Common Stock		Paid-In	Retained	Subsi-	Held in	hensive
	Shares (1)	Amount	Capital	Earnings	diary	Trust	Income	Total

Balances at December 31, 2006	36,592,864	$366	676,270	255,914	(197,543)	(1,427)	16,800	$750,380

Net income	—	—	—	27,244	—	—	—	27,244

Shares issued under stock compensation programs	192,341	2	2,578	—	—	—	—	2,580
Tax benefits of vestings and exercises	—	—	3,314	—	—	—	—	3,314
Amortization of stock compensation	—	—	11,410	—	—	—	—	11,410

Shares acquired by subsidiary (1)	—	—	—	—	(21,816)	—	—	(21,816)

Reclassification adjustment for gain on sale of available-for-sale securities realized in net income	—	—	—	—	—	—	(2,256)	(2,256)
Foreign currency translation adjustments	—	—	—	—	—	—	6,015	6,015

Balances at March 31, 2007	36,785,205	$368	693,572	283,158	(219,359)	(1,427)	20,559	$776,871

(1) Shares repurchased under our share repurchase programs are not cancelled, but are held by one of our subsidiaries. The 4,970,232 shares we have repurchased through March 31, 2007 are included in the 36,785,205 shares total of our common stock account, but are deducted from our share count for purposes of calculating earnings per share.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
($ in thousands) (unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Cash flows from earnings:
Net income	$27,244	4,560
Reconciliation of net income to net cash provided by earnings:
Cumulative effect of change in accounting principle, net of tax	—	(1,180)
Depreciation and amortization	12,625	9,976
Equity in (earnings) losses from real estate ventures	(133)	944
Operating distributions from real estate ventures	469	261
Provision for loss on receivables and other assets	3,180	2,734
Amortization of deferred compensation	12,603	7,842
Amortization of debt issuance costs	149	217
Net cash provided by earnings	56,137	25,354

Cash flows from changes in working capital:
Receivables	49,006	35,623
Prepaid expenses and other assets	(8,287)	1,894
Deferred tax assets, net	1,205	4,185
Excess tax benefits from share-based payment arrangements	(4,506)	(8,876)
Accounts payable, accrued liabilities and accrued compensation	(275,972)	(145,166)
Net cash flows from changes in working capital	(238,554)	(112,340)
Net cash used in operating activities	(182,417)	(86,986)

Cash flows from investing activities:
Net capital additions - property and equipment	(19,342)	(8,401)
Business acquisitions	(4,696)	(152,350)
Capital contributions and advances to real estate ventures	(9,972)	(7)
Distributions, repayments of advances and sale of investments	7,038	1,417
Proceeds from sale of available-for-sale securities	2,425	—
Net cash used in investing activities	(24,547)	(159,341)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	358,333	421,672
Repayments of borrowings under credit facilities	(142,680)	(185,924)
Shares repurchased for payment of employee taxes on stock awards	(1,657)	(252)
Shares repurchased under share repurchase program	(21,816)	(8,740)
Excess tax benefits from share-based payment arrangements	4,506	8,876
Common stock issued under stock option plan and stock purchase programs	2,919	12,540
Net cash provided by financing activities	199,605	248,172

Net (decrease) increase in cash and cash equivalents	(7,359)	1,845
Cash and cash equivalents, January 1	50,612	28,658
Cash and cash equivalents, March 31	$43,253	30,503

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,901	2,548
Income taxes, net of refunds	7,942	12,892
Non-cash financing activities:
Deferred business acquisition obligations	6,141	31,518

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)

Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("Jones Lang LaSalle", which may also be referred to as "the Company" or as "the Firm," "we," "us" or "our") for the year ended December 31, 2006, which are included in Jones Lang LaSalle's 2006 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our Web site (www.joneslanglasalle.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, contained herein, for further discussion of our accounting policies and estimates.

(1) Interim Information

Our consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Our revenue and profits tend to be significantly higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant throughout the year. Our Investment Management segment earns investment-generated performance fees on clients' real estate investment returns and co-investment equity gains, generally when assets are sold, the timing of which is geared towards the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As a result, the results for the periods ended March 31, 2007 and 2006 are not indicative of the results to be obtained for the full fiscal year.

(2) New Accounting Standards

Accounting for Uncertainty in Income Taxes
Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with SFAS 109, "Accounting for Income Taxes." The Company did not recognize any change to its liability for unrecognized tax benefits as a result of the adoption. Therefore, we have not adjusted our retained earnings as of January 1, 2007. As of the adoption date, the amount of unrecognized tax benefits was $19.9 million, all of which would impact the effective tax rate of the Company if recognized. However, we do not believe that there will be significant changes in the amount of unrecognized tax benefits within 12 month period ended March 31, 2008.

The Company recognizes interest accrued and penalties, if any, related to income taxes as a component of income tax expense. As of January 1, 2007 and March 31, 2007, $0.3 million of interest expense and no penalties were accrued.

The Company or one of its subsidiaries files income tax returns in the United States, the United Kingdom including England and Scotland, Australia, Germany, The People's Republic of China including Hong Kong, France, Japan, and Singapore as well as other jurisdictions. Generally, the Company's open tax years include those from 2002 to the present, although in a number of jurisdictions reviews of taxing authorities for more recent years have been completed or are in process. Although the ultimate outcome of tax audits is uncertain, we believe adequate amounts of tax and interest have been provided for any adjustments that are expected to result related to these years.

Income Statement Presentation of Certain Taxes Collected
In June 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." EITF 06-3 includes in its scope taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, such as sales, use, value added, and some excise taxes. Effective January 1, 2007, we adopted EITF 06-3, which requires disclosure of a company's policies relative to accounting for such taxes; we present such taxes on net basis (excluded from revenues) in our consolidated statements of earnings.

(3) Revenue Recognition

We categorize our revenues as advisory and management fees, transaction commissions, incentive fees, project and development management and construction management fees. We recognize advisory and management fees related to property management services, valuation services, corporate property services, strategic consulting and money management as income in the period in which we perform the related services. We recognize transaction commissions related to agency leasing services, capital markets services and tenant representation services as income when we provide the related service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies have been satisfied. We recognize incentive fees based on the performance of underlying funds' investments and the contractual benchmarks, formulas and timing of the measurement period with clients. We recognize project and development management and construction management fees by applying the "percentage of completion" method of accounting. We use the efforts expended method to determine the extent of progress towards completion for project and development management fees and costs incurred to total estimated costs for construction management fees.

Construction management fees, which are gross construction services revenues net of subcontract costs, were $1.9 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively. Gross construction services revenues totaled $38.2 million and $28.5 million, and subcontract costs totaled $36.3 million and $26.1 million, respectively, for the same periods. Costs in excess of billings on uncompleted construction contracts of $9.9 million and $3.2 million are included in "Trade receivables," and billings in excess of costs on uncompleted construction contracts of $4.2 million and $6.6 million are included in "Deferred income," respectively, in our March 31, 2007 and December 31, 2006 consolidated balance sheets.

In certain of our businesses, primarily those involving management services, we are reimbursed by our clients for expenses incurred on their behalf. The treatment of reimbursable expenses for financial reporting purposes is based upon the fee structure of the underlying contracts. We follow the guidance of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," when accounting for reimbursable personnel and other costs. We report a contract that provides a fixed fee billing, fully inclusive of all personnel or other recoverable expenses incurred but not separately scheduled, on a gross basis. When accounting on a gross basis, our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client.

We account for a contract on a net basis when the fee structure is comprised of at least two distinct elements, namely (i) a fixed management fee and (ii) a separate component that allows for scheduled reimbursable personnel costs or other expenses to be billed directly to the client. When accounting on a net basis, we include the fixed management fee in reported revenues and net the reimbursement against expenses. We base this accounting on the following factors, which define us as an agent rather than a principal:

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

Most of our service contracts use the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $185.4 million and $151.4 million for the three months ended March 31, 2007 and 2006, respectively. This treatment has no impact on operating income, net income or cash flows.

(4) Business Segments

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe, Middle East and Africa ("EMEA") and
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

Our measure of segment operating results excludes "Restructuring charges (credits)," as we have determined that it is not meaningful to investors to allocate such charges (credits) to our segments. See Note 5 for discussion of "Restructuring charges (credits)." Also, for segment reporting, we continue to show "Equity in earnings (losses) from real estate ventures" within our revenue line, especially since it is an integral part of our Investment Management segment. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without restructuring charges, but with "Equity in earnings (losses) from real estate ventures" included in segment revenues. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our four reporting segments.

We have reclassified certain prior year amounts to conform to the current presentation.

The following table summarizes unaudited financial information by business segment for the three months ended March 31, 2007 and 2006 ($ in thousands):

Investor and Occupier Services	2007	2006

Americas
Revenue:
Transaction services	$72,688	48,212
Management services	70,933	62,261
Equity earnings	150	149
Other services	4,496	2,542
	148,267	113,164
Operating expenses:
Compensation, operating and administrative expenses	135,884	108,605
Depreciation and amortization	5,922	5,302
Operating income (loss)	$6,461	(743)

EMEA
Revenue:
Transaction services	$142,138	79,375
Management services	32,083	21,221
Equity losses	(367)	(220)
Other services	3,037	2,969
	176,891	103,345
Operating expenses:
Compensation, operating and administrative expenses	157,726	105,719
Depreciation and amortization	4,515	2,508
Operating income (loss)	$14,650	(4,882)

Asia Pacific
Revenue:
Transaction services	$39,596	28,648
Management services	45,059	27,840
Equity earnings	21	217
Other services	1,720	1,197
	86,396	57,902
Operating expenses:
Compensation, operating and administrative expenses	87,520	56,773
Depreciation and amortization	1,773	1,822
Operating loss	$(2,897)	(693)

Investment Management
Revenue:
Transaction and other services	$2,519	11,020
Advisory fees	53,919	38,269
Incentive fees	21,866	13,544
Equity earnings (losses)	329	(1,090)
	78,633	61,743
Operating expenses:
Compensation, operating and administrative expenses	60,263	47,812
Depreciation and amortization	415	344
Operating income	$17,955	13,587

Segment Reconciling Items:
Total segment revenue	$490,187	336,154
Reclassification of equity earnings (losses)	133	(944)
Total revenue	490,054	337,098

Total operating expenses before restructuring credits	454,018	328,885
Restructuring credits	(411)	(501)
Operating income	$36,447	8,714

(5) Restructuring Charges (Credits)

In 2001, we closed our non-strategic residential land business in the Americas region of the Investment Management segment. In the three months ended March 31, 2007 and 2006, we sold assets and collected cash from this business that resulted in gains of $0.4 million and $0.5 million, respectively.

(6) Investments in Real Estate Ventures

As of March 31, 2007, we had total investments and loans of $133.2 million in approximately 30 separate property or fund co-investments. Within this $133.2 million are loans of $3.5 million to real estate ventures which bear an 8.0% interest rate and are to be repaid by 2008.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I ("LIC I") is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LaSalle Investment Company II ("LIC II"), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. LIC I and LIC II invest in certain real estate ventures that own and operate commercial real estate. We have an effective 47.85% ownership interest in LIC I, and an effective 48.78% ownership interest in LIC II; primarily institutional investors hold the remaining 52.15% and 51.22% interests in LIC I and LIC II, respectively. We account for our investments in LIC I and LIC II under the equity method of accounting in the accompanying consolidated financial statements. Additionally, a non-executive Director of Jones Lang LaSalle is an investor in LIC I on equivalent terms to other investors.

At March 31, 2007, LIC I and LIC II have unfunded capital commitments for future fundings of co-investments of $109.9 million and $143.6 million, respectively, of which our 47.85% and 48.78% shares are $52.6 million and $70.0 million, respectively. These $52.6 million and $70.0 million commitments are part of our maximum potential unfunded commitments to LIC I and LIC II at March 31, 2007, which are euro 39.9 million ($53.3 million) and $457.7 million, respectively.

LIC I's and LIC II's exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next six to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm's co-investment capital.

As of March 31, 2007, LIC I maintains a euro 25 million ($33.4 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses become triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 12.0 million ($16.0 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.6 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 39.9 million ($53.3 million) and to LIC II of $457.7 million. As of March 31, 2007, LIC I had euro 4.3 million ($5.7 million) of outstanding borrowings on the LIC I Facility, and LIC II had $7.3 million of outstanding borrowings on the LIC II Facility.

We sold our investment in LoopNet, an investment in available-for-sale securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," during the three months ended March 31, 2007. We recognized a "Gain on sale of available-for-sale securities" of $2.4 million in our consolidated statement of earnings for the three months ended March 31, 2007 in conjunction with this sale.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $10.5 million at March 31, 2007.

We apply the provisions of APB 18, SAB 59, and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We recorded no impairment charges in the first three months of 2007 or 2006.

(7) Business Combinations, Goodwill and Other Intangible Assets

We have $567.9 million of unamortized identified intangibles and goodwill as of March 31, 2007 that are subject to the provisions of SFAS 142, "Goodwill and Other Intangible Assets." A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $567.9 million of unamortized intangibles and goodwill, $529.9 million represents goodwill with indefinite useful lives, which we ceased amortizing beginning January 1, 2002. The remaining $38.0 million of identifiable intangibles (principally representing customer relationships and management contracts acquired) are amortized over their remaining finite useful lives.

In January 2007, we acquired 100% interests in NSC Corporate, a leading Western Australian agency business, and Hargreaves Goswell, a London agency business. In addition to cash proceeds paid at closing, terms for each transaction included provisions for future consideration subject to certain contract provisions. We recorded the fair value of future consideration which is subject only to the passage of time as "Deferred business acquisition obligations" on our consolidated balance sheet. We have recorded values for contract pipeline acquired and certain restrictive agreements as identifiable intangibles with finite useful lives; we attributed the remaining direct costs of acquisition to goodwill. Payment of an earn-out in the NSC Corporate acquisition is subject to the achievement of certain performance conditions, which we will record to goodwill at the time those conditions are met; we will not record the earn-out if the related conditions are not achieved. Additional future consideration subject to employment-related provisions in the Hargreaves Goswell acquisition is recorded as compensation expense over the term of those provisions.

Adjustments to the accounting for the 2006 Spaulding & Slye acquisition are reflected as additions to goodwill in the Americas in the quarter ended March 31, 2007.

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2007	$328,628	104,494	95,563	30,494	559,179
Additions	418	4,648	2,917	—	7,983
Impact of exchange rate movements	—	578	900	98	1,576

Balance as of March 31, 2007	329,046	109,720	99,380	30,592	568,738

Accumulated Amortization

Balance as of January 1, 2007	$(15,457)	(6,429)	(7,038)	(9,777)	(38,701)
Impact of exchange rate movements	—	(43)	(67)	(15)	(125)

Balance as of March 31, 2007	(15,457)	(6,472)	(7,105)	(9,792)	(38,826)

Net book value as of March 31, 2007	$313,589	103,248	92,275	20,800	529,912

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2007	$82,929	4,449	2,965	5,834	96,177
Additions	—	501	1,773	—	2,274
Impact of exchange rate movements	—	157	81	26	264

Balance as of March 31, 2007	82,929	5,107	4,819	5,860	98,715

Accumulated Amortization

Balance as of January 1, 2007	$(47,127)	(2,668)	(2,965)	(5,834)	(58,594)
Amortization expense	(1,700)	(207)	(121)	—	(2,028)
Impact of exchange rate movements	—	(27)	(81)	(26)	(134)

Balance as of March 31, 2007	(48,827)	(2,902)	(3,167)	(5,860)	(60,756)

Net book value as of March 31, 2007	$34,102	2,205	1,652	—	37,959

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2007	$5.9
2008	7.4
2009	4.3
2010	3.8
2011	3.8
Thereafter	12.8
Total	$38.0

(8) Stock-based Compensation

We adopted SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") as of January 1, 2006 using the modified prospective approach. The adoption of SFAS 123R primarily impacts "Compensation and benefits" expense in our consolidated statement of earnings by changing prospectively our method of measuring and recognizing compensation expense on share-based awards. We previously recognized forfeitures as incurred; we now estimate forfeitures at the date of grant and accelerate expense recognition for share-based awards to employees who are or will become retirement-eligible prior to the stated vesting period of the award. The effect of the change to estimating forfeitures as it relates to periods prior to 2006 is reflected in "Cumulative effect of change in accounting principle, net of tax" in the consolidated statement of earnings. In the three month period ended March 31, 2006, we recorded a $1.8 million pre-tax, $1.2 million net of tax, gain for the cumulative effect of this accounting change.

Restricted Stock Unit Awards

Along with cash base salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program for Company officers, managers and professionals.

Restricted stock unit activity for the three months ended March 31, 2007 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at January 1, 2007	2,116.5	$40.29
Granted	540.3	94.68
Vested	(34.1)	30.02
Forfeited	(14.6)	42.81
Unvested at March 31, 2007	2,608.1	$51.68	1.42 years	$137.2
Unvested shares expected to vest	2,470.1	$50.90	1.36 years	$131.8

As of March 31, 2007, there was $67.6 million of remaining unamortized deferred compensation related to unvested restricted stock units. The cost is expected to be recognized over the remaining weighted average contractual life of the awards.

Approximately 34,100 restricted stock unit awards vested during the first quarter of 2007, having an aggregate fair value of $3.2 million and intrinsic value of $2.1 million. For the same period in 2006, approximately 13,500 restricted stock unit awards vested having an aggregate fair value of $0.7 million and intrinsic value of $0.3 million. As a result of these vesting events, we recognized tax benefits of $1.1 million and $0.2 million for the three months ending March 31, 2007 and 2006, respectively.

Stock Option Awards

We have generally granted stock options at the market value of our common stock at the date of grant. Our options vest at such times and conditions as the Compensation Committee of our Board of Directors determined and set forth in the award agreement; the most recent options granted (in 2003) vest over periods of up to five years. As a result of a change in compensation strategy, we do not currently use stock option grants as part of our employee compensation program; no options were granted in 2004, 2005, or 2006 and none have been granted through March 31, 2007.

Stock option activity for the first three months of 2007 is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at January 1, 2007	311.3	$18.28
Granted	—	—
Exercised	(74.5)	14.49
Forfeited	(1.0)	12.25
Outstanding at March 31, 2007	235.8	$19.50	2.62 years	$20.0
Exercisable at March 31, 2007	231.4	$19.56	2.59 years	$19.6

As of March 31, 2007, we have approximately 235,800 options outstanding, of which approximately 4,400 options were unvested. We recognized less than $0.01 million in compensation expense related to the unvested options for the first three months of 2007. Less than $0.02 million of compensation cost remains to be recognized on unvested options through 2008.

The following table summarizes information about options exercises occurring during the three months ended March 31, 2007 and 2006 ($ in millions):

	2007	2006

Number of options exercised	74,500	518,183

Intrinsic value	$6.6	22.6
Cash received from option exercises	3.0	11.1
Tax benefit realized from option exercises	2.2	8.6

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan - In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S.-based employees. Under the current plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 5% discount on the purchase price as of the end of a program period; program periods are now three months each. Employee contributions and our contributions vest immediately. Since its inception, 1,341,526 shares have been purchased under the program through March 31, 2007. During the first quarter of 2007, 18,520 shares having a grant date market value of $104.28 were purchased under the program. No compensation expense is recorded with respect to this program.

UK SAYE - In November 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan ("Save As You Earn" or "SAYE") for eligible employees of our UK based operations. In November 2006, the SAYE plan was extended to employees in our Ireland operations. Under this plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 15% discount on the purchase price. Both employee and employer contributions vest over a period of three to five years. Employees have had the opportunity to contribute to the plan in 2002, 2005, 2006, and 2007. In the first quarter of 2007, employee and employer contributions resulted in the issuance of approximately 40,000 options at an exercise price of $90.02. Our contribution of $0.6 million will be recorded as compensation expense over the vesting period. The first vesting of these options will occur in 2010 with the remaining to vest in 2012.

(9) Retirement Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost consisted of the following for the three months ended March 31, 2007 and 2006 ($ in thousands):

	2007	2006

Employer service cost - benefits earned during the year	$990	749
Interest cost on projected benefit obligation	2,580	2,169
Expected return on plan assets	(3,086)	(2,503)
Net amortization/deferrals	486	504
Recognized actual loss	18	54
Net periodic pension cost	$988	973

In the three months ended March 31, 2007, we have made $2.3 million in payments to our defined benefit pension plans. We expect to contribute a total of $5.7 million to our defined benefit pension plans in 2007. We made $6.4 million of contributions to these plans in the twelve months ended December 31, 2006.

(10) Comprehensive Income

For the three months ended March 31, 2007 and 2006, comprehensive income was as follows ($ in thousands):

	2007	2006

Net income	$27,244	4,560

Other comprehensive income:
Reclassification adjustment for gain on sale of available-for-sale securities realized in net income	(2,256)	—
Foreign currency translation adjustments	6,015	4,380

Comprehensive income	$31,003	8,940

(11) Commitments and Contingencies

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

(12) Subsequent Event - Dividends Declared

The Company announced on May 1, 2007 that its Board of Directors has declared a semi-annual cash dividend of $0.35 per share of its Common Stock. The dividend payment will be made on June 15, 2007 to holders of record at the close of business on May 15, 2007. A dividend-equivalent in the same amount also will be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan. The current dividend plan approved by the Board anticipates a total annual dividend of $0.70 per common share, however there can be no assurance that future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remains subject to final determination by the Company's Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three months ended March 31, 2007, included herein, and Jones Lang LaSalle's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, which have been filed with the SEC as part of our 2006 Annual Report on Form 10-K and are also available on our Web site (www.joneslanglasalle.com).

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

Our quarterly Management's Discussion and Analysis is presented in five sections, as follows:

(1) A summary of our critical accounting policies and estimates,
(2) Certain items affecting the comparability of results and certain market and other risks that we face,
(3) The results of our operations, first on a consolidated basis and then for each of our business segments,
(4) Consolidated cash flows, and
(5) Liquidity and capital resources.

Summary of Critical Accounting Policies and Estimates

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 1 of the notes to consolidated financial statements in our 2006 Annual Report on Form 10-K for a summary of our significant accounting policies.

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

Interim Period Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which we typically pay to our employees in the first quarter of the year after it is earned. In our interim financial statements we accrue for most incentive compensation based on a percentage of compensation costs and an adjusted operating income recorded to date relative to forecasted compensation costs and adjusted operating income for the full year, as substantially all incentive compensation pools are based upon full year results. As noted in "Interim Information" of Note 1 of the notes to co nsolidated financial statements, quarterly revenues and profits tend to be significantly higher in the third and fourth quarters of each year than in the first two quarters. The impact of this incentive compensation accrual methodology is that we accrue smaller percentages of incentive compensation in the first half of the year, compared to the percentage of our incentive compensation accrued in the third and fourth quarters. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees. Incentive compensation pools that are not subject to the normal performance criteria are excluded from the standard accrual methodology and accrued for on a straight-line basis.

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

The table below sets forth the deferral estimated at year end, and the adjustment made in the first quarter of the following year to true-up the deferral and related amortization ($ in millions):

	December 31, 2006	December 31, 2005

Deferral of compensation, net of related amortization expense	$24.7	15.8
Increase (decrease) to deferred compensation in the first quarter of the following year	1.6	(0.3)

The table below sets forth the amortization expense related to the stock ownership program for the three months ended March 31, 2007 and 2006 ($ in millions):

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Current compensation expense amortization for prior year programs	$7.9	4.6
Current deferral net of related amortization	(7.3)	(3.6)

Accounting for Self-insurance Programs
In our Americas business, and in common with many other American companies, we have chosen to retain certain risks regarding health insurance and workers' compensation rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future developments. We engage the services of an independent actuary on an annual basis to assist us in quantifying our potential exposure. Additionally, we supplement our traditional global insurance program by the use of a captive insurance company to provide professional indemnity and employment practices insurance on a "claims made" basis. As professional indemnity claims can be complex and take a number of years to resolve, we are required to estimate the ultimate cost of claims.

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the programs related to 2007 and 2006 are $5.5 million and $2.4 million, respectively, at March 31, 2007.

The table below sets out certain information related to the cost of this program for the three months ended March 31, 2007 and 2006 ($ in millions):

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Expense to Company	$3.8	3.3
Employee contributions	0.9	0.9
Total program cost	$4.7	4.2

•  Workers' Compensation Insurance - Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for worker's compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage an independent actuary who specializes in workers' compensation to estimate our exposure based on actual experience. Given the significant judgmental issues involved in this evaluation, the actuary provides us a range of potential exposure and we reserve within that range. We accrue for the estimated adjustment to revenues for the differences between the actuarial estimate and our reserve on a periodic basis. The credits taken to revenue through the three months ended March 31, 2007 and 2006 were $0.7 million and $0.7 million, respectively.

The reserves, which can relate to multiple years, were $9.3 million and $8.4 million, as of March 31, 2007 and December 31, 2006, respectively.

•  Captive Insurance Company - In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practices liability insurance coverage on a "claims made" basis. The level of risk retained by our captive is up to $2.5 million per claim (depending upon the location of the claim) and up to $12.5 million in the aggregate.

Professional indemnity insurance claims can be complex and take a number of years to resolve. Within our captive insurance company, we estimate the ultimate cost of these claims by way of specific claim reserves developed through periodic reviews of the circumstances of individual claims, as well as reserves against current year exposures on the basis of our historic loss ratio. The increase in the level of risk retained by the captive means we would expect that the amount and the volatility of our estimate of reserves will be increased over time. With respect to the consolidated financial statements, when a potential loss event occurs, management estimates the ultimate cost of the claims and accrues the related cost in accordance with SFAS 5, "Accounting for Contingencies."

The reserves estimated and accrued in accordance with SFAS 5, which relate to multiple years, were $5.8 million and $9.3 million, net of receivables from third party insurers, as of March 31, 2007 and December 31, 2006, respectively.

Income Taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and of operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

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

We continuously seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate. We reflect the benefit from tax planning actions when we believe that they meet the recognition criteria under FIN 48, which usually requires that certain actions have been initiated. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year.

Based on our forecasted results for the full year, we have estimated an effective tax rate of 26.7% for 2007. We believe that this is an achievable rate due to the mix of our income and the impact of tax planning activities. For the three months ended March 31, 2006, we used an effective tax rate of 25.9%; we ultimately achieved an effective tax rate of 26.7% for the year ended December 31, 2006.

Items Affecting Comparability

LaSalle Investment Management Revenues
Our money management business is in part compensated through the receipt of incentive fees where performance of underlying funds' investments exceeds agreed-to benchmark levels. Depending upon performance and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period.

"Equity in earnings (losses) from real estate ventures" may also vary substantially from period to period for a variety of reasons, including as a result of: (i) impairment charges, (ii) realized gains on asset dispositions, or (iii) incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.

The comparability of these items can be seen in Note 4 of the notes to consolidated financial statements and is discussed further in Segment Operating Results included herein.

IOS Revenues
As we attempt to further expand our real estate investment banking activities within our Investor and Occupier Services businesses, which will tend to increase the revenues we receive that relate to the size and timing of our clients' transactions, we would also expect the timing of recognition of these items to increasingly impact comparability between quarters, in any one year, or compared to a prior year.

Foreign Currency
We conduct business using a variety of currencies, and most of our revenue is from currencies other than U.S. dollars, but we report our results in U.S. dollars. As a result, our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility can make it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations, as such results demonstrate a growth rate that might not have been consistent with the real underlying growth rate in the local operations. We therefore provide information about the impact of foreign currencies in the period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition in the Results of Operations section below.

Seasonality
Our revenue and profits tend to be significantly higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant throughout the year. Our Investment Management segment earns investment-generated performance fees on clients' real estate investment returns and co-investment equity gains, generally when assets are sold, the timing of which is geared towards the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As a result, the results for the periods ended March 31, 2007 and 2006 are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications

We report "Equity in earnings (losses) from real estate ventures" in the consolidated statement of earnings after "Operating income (loss)." However, for segment reporting we reflect "Equity in earnings (losses) from real estate ventures" within "Total revenue." See Note 4 of the notes to consolidated financial statements for "Equity in earnings (losses) from real estate ventures" reflected within segment revenues, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 4) measures segment results with "Equity in earnings (losses) from real estate ventures" included in segment revenues.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

In order to provide more meaningful year-to-year comparisons of the reported results, we have included in the table below the U.S. dollar and local currency movements in the consolidated statements of earnings ($ in millions).

	2007	2006	Increase (Decrease) in U.S. Dollars		% Change in Local Currency

Total revenue	$490.1	$337.1	$153.0	45%	39%
Compensation and benefits	325.7	231.2	94.5	41%	35%
Operating, administrative and other	115.7	87.7	28.0	32%	27%
Depreciation and amortization	12.6	10.0	2.6	26%	22%
Restructuring credits	(0.4)	(0.5)	(0.1)	20%	20%
Total operating expenses	453.6	328.4	125.2	38%	32%
Operating income	$36.4	$8.7	$27.7	n.m.	n.m.
(n.m. - not meaningful; change greater than 100%)

Revenue for the first quarter of 2007 was $490.1 million, an increase of 45 percent in U.S. dollars and 39 percent in local currencies from the prior year. Continued favorable market conditions, positive returns from strategic investments made in 2005 and 2006, and the size and timing of transactions contributed to revenue growth in all operating segments. Operating income for the first quarter of 2007 was $36.4 million compared with $8.7 million for the prior year. Revenue and operating income growth were particularly strong in EMEA, which had operating income of $14.7 million in the first quarter of 2007 compared with a loss of $4.9 million for the same period last year. Asia Pacific's revenue and LaSalle Investment Management's advisory fees also had healthy increases over the prior year. Operating income in the Americas region increased to $6.5 million from a loss of $0.7 million in 2006.

Operating expenses of $453.6 million for the first quarter of 2007 represented an increase of 38 percent in U.S. dollars and 32 percent in local currencies compared with the prior year's expenses of $328.4 million. The increase in operating expenses continued to be driven by significant additions to Global Capital Markets and Leasing broker teams, additional client-service staff, and the expansion of offices. Higher incentive compensation costs related to the strong revenue and profit performance also contributed to the increase.

Interest expense of $1.8 million for the first quarter of 2007 compared favorably with $3.2 million of interest expense for the first quarter of 2006, as the debt balance was higher in 2006 primarily due to the financing of the Spaulding & Slye acquisition in January 2006.

The current-quarter tax provision of $9.9 million reflects a 26.7% effective tax rate, compared with a $1.2 million provision reflecting a 25.9% effective tax rate in the comparable prior year quarter. The 26.7% effective tax rate is consistent with our full year 2006 effective tax rate and reflects our expected full year 2007 effective tax rate as a result of continued discipline in managing the global tax position.

Net income was $27.2 million for the quarter ended March 31, 2007, compared with net income of $4.6 million for the first quarter of 2006.

Segment Operating Results

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe, Middle East and Africa ("EMEA") and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets, real estate investment banking and valuation services (collectively "transaction services") and property management, facilities management, project and development management and construction management services (collectively "management services").

We have not allocated "Restructuring charges (credits)" to the business segments for segment reporting purposes; therefore, these costs are not included in the discussions below. Also, for segment reporting we continue to show "Equity in earnings (losses) from real estate ventures" within our revenue line, especially since it is a very integral part of our Investment Management segment.

Investor and Occupier Services

Americas
	2007	2006	Increase(Decrease)
Revenue	$148.3	$113.2	$35.1	31%
Operating expense	141.8	113.9	27.9	24%
Operating income (loss)	$6.5	$(0.7)	$7.2	n.m.
(n.m. - not meaningful; change greater than 100%)

In the Americas region, revenue for the first quarter of 2007 was $148.3 million, an increase of 31 percent over the same period last year. The growth was driven mainly by Transaction Services, which grew 51 percent for the quarter, while Management Services grew 14 percent for the same period over the prior year.

The current quarter's growth benefited from activity in both the Markets group, whose focus is to maximize the Firm's competitive position in key local markets, and the Accounts organization, whose focus is on delivering services and strategic advice to corporate clients. The Markets group revenue growth of 29 percent resulted from strong leasing markets and an increased number of large transactions that closed in 2007. The Accounts group revenue grew 28 percent over the prior year due, in part, to transactions being accelerated into the first quarter of 2007. Strong performance was also seen in Capital Markets, where year-over-year revenue growth was 84 percent. Revenue in Regional Operations (Canada and Latin America) increased 28 percent for the quarter compared with the prior year, primarily as the result of transactions closing in the quarter that had been delayed from the last quarter of 2006.

Total operating expenses increased 24 percent for the first quarter compared with 2006. Contributing to the increase was the addition of significant staff, including 60 new strategic hires, and higher incentive compensation expenses as a result of the growth in both revenue-generating activities and profit performance.

EMEA

	2007	2006	Increase(Decrease) in U.S. dollars		% Change in Local Currencies

Revenue	$176.9	$103.3	$73.6	71%	55%
Operating expense	162.2	108.2	54.0	50%	36%
Operating income (loss)	$14.7	$(4.9)	$19.6	n.m.	n.m.
(n.m. - not meaningful; change greater than 100%)

EMEA's revenue for the first quarter of 2007 was $176.9 million, an increase of 71 percent in U.S. dollars and 55 percent in local currencies over the same period in 2006. Transaction Services revenue grew 79 percent to $142 million for the quarter, while Management Services revenue grew 51 percent to $32 million.

The region's growth benefited from an increased number of revenue generators, strong underlying market conditions and a large Capital Markets portfolio transaction completed in Germany. As a result, revenue in Germany increased nearly 300 percent compared with the prior year. Throughout the region, Advisory Services and Agency Leasing also had solid revenue growth in 2007 compared with the prior year, with revenue up 72 and 23 percent, respectively. The United Kingdom, the largest market in the region, also had strong growth in 2007, as revenue increased 25 percent year over year. The EMEA Hotels business had robust growth in the first quarter, with revenue up over 200 percent compared with the prior year.

Operating expenses increased by 50 percent in U.S. dollars and 36 percent in local currencies for the first quarter of 2007 compared with the prior year. The increase was primarily due to acquisitions, staff additions to service clients and grow market share, and increased incentive compensation driven by improved revenue and profit performance.

Asia Pacific

	2007	2006	Increase(Decrease) in U.S. dollars		% Change in Local Currencies

Revenue	$86.4	$57.9	$28.5	49%	44%
Operating expense	89.3	58.6	30.7	52%	47%
Operating loss	$(2.9)	$(0.7)	$(2.2)	n.m.	n.m.
(n.m. - not meaningful; change greater than 100%)

Revenue for the Asia Pacific region for the first quarter of 2007 was $86.4 million, an increase of 49 percent in U.S. dollars and 44 percent in local currencies over the prior year. Growth for the quarter resulted from both Management Services revenue, which increased 62 percent, and Transaction Services revenue, which increased 38 percent.

Geographically, the strongest revenue contributions were from the growth markets of India, Japan, China and Korea. Revenue for this group grew over 100 percent in 2007 compared with the prior year. India and Japan led the growth, representing a combined 85 percent of the group's growth. The core markets of Australia, Hong Kong and Singapore also had healthy growth, with revenue up 21 percent compared with the prior year.

Operating expenses for the region increased 52 percent in U.S. dollars and 47 percent in local currencies over the prior year. The increase in operating expenses at a faster pace than revenue was the result of continued expansion of the geographic platform, client service capabilities and technology infrastructure throughout the region during 2006. These additional expenses support market expansion through the opening of new offices and continued investment in people, to maintain the Firm's leading market position and capitalize on continued growth opportunities in the region.

Investment Management

	2007	2006	Increase(Decrease) in U.S. dollars		% Change in Local Currencies

Revenue	$78.3	$62.8	$15.5	25%	21%
Equity earnings (losses)	0.3	(1.1)	1.4	n.m.	n.m.
Total revenue	78.6	61.7	16.9	27%	23%
Operating expense	60.7	48.2	12.5	26%	22%
Operating income	$17.9	$13.5	$4.4	33%	28%
(n.m. - not meaningful; change greater than 100%)

LaSalle Investment Management's first-quarter revenue grew to $78.6 million, up 27 percent in U.S. dollars and 23 percent in local currencies over the prior year. The increase in revenue was driven both by the continued growth of the annuity-based business and by incentive fees generated from strong performance of clients' investments managed by the Firm. The Firm's continued focus on the growth in annuity revenue led to a year-over-year increase in Advisory fees of 41 percent over 2006. The growth in the annuity business was principally due to a healthy increase in assets under management.

Incentive fees vary significantly from period to period due to both the performance of the underlying investments and the contractual timing of the measurement periods for different clients. During the first quarter of 2007, incentive fees were $21.9 million, up 61 percent from 2006.

LaSalle Investment Management raised over $1.4 billion of client investment capital in the first quarter of 2007, with global securities mandates accounting for approximately 80 percent of the capital. Investments made on behalf of clients in the first quarter of 2007 were $1.3 billion, approximately the same amount as 2006. Over the last 12 months, assets under management grew to $44.3 billion from $34.0 billion, an increase of 30 percent.

Summary

The Firm experienced strong top-line growth across all segments in the first quarter of 2007, the result of continued strength of the real estate markets as well as its globally diverse business platform and service lines. The first quarter of 2007 benefited from increased incentive fees, as well as the size and timing of Capital Markets transactions. The aggressive strategic investments we have made over the last two years, which have included several acquisitions and the addition of a significant number of revenue-generators, service lines and infrastructure, also have started to show a positive impact on margins.

Consolidated Cash Flows

Cash Flows From Operating Activities

During the three months ended March 31, 2007, cash flows used in operating activities totaled $182.4 million compared to $87.0 million in the first quarter of 2006. The cash flows from operating activities can be further divided into $56.1 million of cash generated from earnings (compared to $25.3 million in 2006) and $238.6 million of cash flows from changes in working capital (compared to $112.3 million in 2006). The increase in our net income ($27.2 million for the three months ended March 31, 2007 compared to $4.6 million for the three months ended March 31, 2006) was most responsible for the $30.8 million increase in cash generated from earnings for the quarter. The $126.3 million year-over-year increase in cash outflows from changes in working capital is primarily due to bonus payments made in the first quarter of 2007 of much higher amounts than those made in the first quarter of 2006.

Cash Flows From Investing Activities

We used $24.5 million of cash in investing activities in the first quarter of 2007, which represents a $134.8 million decrease in cash used from the $159.3 million used in investing activities in the first three months of 2006. The decrease is principally due to $147.7 million more cash used to complete business acquisitions in the first quarter of 2006 (Spaulding & Slye) as compared to those completed in the first quarter of 2007 (NSC Corporate and Hargreaves Goswell). The decrease in cash used for business acquisitions was partially offset by a $10.9 million increase in cash used for net property and equipment additions in the first quarter of 2007 compared with the first quarter of 2006.

Cash Flows From Financing Activities

Financing activities provided $199.6 million of net cash in the first three months of 2007 compared with $248.2 million in the same period of 2006. The $48.6 million decrease in cash provided by financing activities from 2006 was the result of a variety of factors: primarily, $20.1 million less of net borrowings under credit facilities in the current year (borrowings used to pay for the Spaulding & Slye acquisition in 2006, largely offset by borrowings used to pay for increases in first quarter 2007 bonus payments made as compared to 2006), $13.1 million more shares repurchased under our Board-approved share repurchase program in the first quarter of 2007, and $9.6 million less in common stock issued in the first quarter of 2007 as compared to the first quarter of 2006.

Liquidity and Capital Resources

Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facility
Our unsecured revolving credit facility provides us capacity to borrow up to $450 million through March 2011. We also have capacity to borrow up to an additional $41.8 million under local overdraft facilities. Pricing on the $450 million facility ranges from LIBOR plus 55 basis points to LIBOR plus 130 basis points. As of March 31, 2007, our pricing on the revolving credit facility was LIBOR plus 55 basis points. This facility will continue to be utilized for working capital needs (including payment of accrued bonus compensation during the first quarter of each year), co-investment activity, share repurchases and dividend payments, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the facility will fluctuate based on our level of borrowing needs.

As of March 31, 2007, we had $236.8 million outstanding under the revolving credit facility. The average borrowing rate on the revolving credit agreement was 5.5% in the first quarter of 2007, as compared with an average borrowing rate of 5.0% in the first quarter of 2006. We also had short-term borrowings (including capital lease obligations) of $29.1 million outstanding at March 31, 2007, with $18.8 million of those borrowings attributable to local overdraft facilities.

With respect to the revolving credit facility, we must maintain a consolidated net worth of at least $450 million, a leverage ratio not exceeding 3.25 to 1, and a minimum interest coverage ratio of 2.5 to 1. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment and acquisition. We are in compliance with all covenants as of March 31, 2007.

The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2006 or the first three months of 2007, and none were outstanding as of March 31, 2007.

We believe that the revolving credit facility, together with local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, co-investment activity, share repurchases and dividend payments, capital expenditures and acquisitions.

Co-investment Activity
With respect to our co-investment activity, we had total investments and loans of $133.2 million as of March 31, 2007 in approximately 30 separate property or fund co-investments. Within this $133.2 million are loans of $3.5 million to real estate ventures which bear an 8.0% interest rate and are to be repaid by 2008.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I ("LIC I") is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LaSalle Investment Company II ("LIC II"), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. LIC I and LIC II invest in certain real estate ventures that own and operate commercial real estate. As of March 31, 2007, we have an effective 47.85% ownership interest in LIC I, and an effective 48.78% ownership interest in LIC II; primarily institutional investors hold the remaining 52.15% and 51.22% interests in LIC I and LIC II, respectively. We account for our investments in LIC I and LIC II under the equity method of accounting in the accompanying consolidated financial statements. Additionally, a non-executive Director of Jones Lang LaSalle is an investor in LIC I on equivalent terms to other investors.

At March 31, 2007, LIC I and LIC II have unfunded capital commitments for future fundings of co-investments of $109.9 million and $143.6 million, respectively, of which our 47.85% and 48.78% shares are $52.6 million and $70.0 million, respectively. These $52.6 million and $70.0 million commitments are part of our maximum potential unfunded commitments to LIC I and LIC II at March 31, 2007, which are euro 39.9 million ($53.3 million) and $457.7 million, respectively.

LIC I's and LIC II's exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and that LIC II will draw down on our commitment over the next six to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm's co-investment capital.

As of March 31, 2007, LIC I maintains a euro 25 million ($33.4 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses become triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 12.0 million ($16.0 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.6 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 39.9 million ($53.3 million) and to LIC II of $457.7 million discussed above. As of March 31, 2007, LIC I had euro 4.3 million ($5.7 million) of outstanding borrowings on the LIC I Facility, and LIC II had $7.3 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $10.5 million at March 31, 2007.

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

Share Repurchase and Dividend Programs
We repurchased 220,581 shares in the first three months of 2007 at an average price of $98.90 per share under a share repurchase program approved by our Board of Directors on September 15, 2005. Board approval allows for purchase of our outstanding common stock in the open market and in privately negotiated transactions. Under our current share repurchase program, we are authorized to repurchase up to 2,000,000 shares, of which 1,641,681 total shares have been repurchased through March 31, 2007. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. We have repurchased a total of 4,970,232 shares since the first repurchase program approved by our Board of Directors on October 30, 2002. See Part II, Item 2, for additional details regarding our share repurchase activity in the first three months of 2007.

The Company announced on May 1, 2007 that its Board of Directors has declared a semi-annual cash dividend of $0.35 per share of its Common Stock. The dividend payment will be made on June 15, 2007 to holders of record at the close of business on May 15, 2007. A dividend-equivalent in the same amount also will be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan. The current dividend plan approved by the Board anticipates a total annual dividend of $0.70 per common share, however there can be no assurance that future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remains subject to final determination by the Company's Board of Directors.

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

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our revolving multi-currency credit facility that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the revolving credit facility were $101.5 million during the three months ended March 31, 2007, and the effective interest rate on that facility was 5.5%. As of March 31, 2007, we had $236.8 million outstanding under the revolving credit facility. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2006 or the first three months of 2007, and we had no such agreements outstanding at March 31, 2007.

Foreign Exchange

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenues outside of the United States totaled 63% and 55% of our total revenues for the three months ended March 31, 2007 and 2006, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound (19% of revenues for the three months ended March 31, 2007) and the euro (21% of revenues for the three months ended March 31, 2007).

We mitigate our foreign currency exchange risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs. The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our translation exposure to British pounds.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At March 31, 2007, we had forward exchange contracts in effect with a gross notional value of $400.3 million ($379.8 million on a net basis) with a market and carrying gain of $5.6 million. This carrying gain is offset by a carrying loss in associated intercompany loans such that the net impact to earnings is not significant.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of March 31, 2007, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

For other risk factors inherent in our business, see Item 1A. Risk Factors in our 2006 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Jones Lang LaSalle (the Company) has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the members of senior management and the Board of Directors.

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II

Item 1. Legal Proceedings

See Note 11 of the notes to consolidated financial statements for discussion of the Company's legal proceedings.

Item 2. Share Repurchases

The following table provides information with respect to approved share repurchase programs for Jones Lang LaSalle:

	Total number of shares purchased	Average price paid per share (1)	Cumulative number of shares purchased as part of publicly announced plan	Shares remaining to be purchased under plan (2)

January 1, 2007 - January 31, 2007	—	—	1,421,100	578,900

February 1, 2007 - February 28, 2007	—	—	1,421,100	578,900

March 1, 2007 - March 31, 2007	220,581	$98.90	1,641,681	358,319

Total	220,581	$98.90

(1)  Total average price paid per share is a weighted average for the three month period.

(2)  Since October 2002, our Board of Directors has approved four share repurchase programs. Each succeeding program has replaced the prior repurchase program, such that the program approved on September 15, 2005 is the only repurchase program in effect as of March 31, 2007. Board approval allows for purchase of our outstanding common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. The following table details the activities for each of our approved share repurchase programs:

Repurchase Plan Approval Date	Shares Approved for Repurchase	Shares Repurchased through March 31, 2007

October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	1,128,551
September 15, 2005	2,000,000	1,641,681
		4,970,232

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

Colin Dyer
Chief Executive Officer and President

Lauralee E. Martin
Executive Vice President, Chief Operating and Financial Officer

Peter A. Barge
Chief Executive Officer, Asia Pacific

Alastair Hughes
Chief Executive Officer, EMEA

Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management

Peter C. Roberts
Chief Executive Officer, Americas

Additional Global Corporate Officers

Brian P. Hake
Treasurer

James S. Jasionowski
Chief Tax Officer

David A. Johnson
Chief Information Officer

Molly A. Kelly
Chief Marketing and Communications Officer

Mark J. Ohringer
General Counsel and Corporate Secretary

Marissa R. Prizant
Director of Internal Audit

Nazneen Razi
Chief Human Resources Officer

Stanley Stec
Controller

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this filing and elsewhere (such as in reports, other filings with the United States Securities and Exchange Commission, press releases, presentations and communications by Jones Lang LaSalle or its management and written and oral statements) regarding, among other things, future financial results and performance, achievements, plans and objectives, dividend payments and share repurchases may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Jones Lang LaSalle's actual results, performance, achievements, plans and objectives to be materially different from any of the future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements.

We discuss those risks, uncertainties and other factors in (i) our Annual Report on Form 10-K for the year ended December 31, 2006 in Item 1A. Risk Factors; Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements; and elsewhere, (ii) in this Quarterly Report on Form 10-Q in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (iii) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

Moreover, there can be no assurance that future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remain subject to final determination by the Company's Board of Directors.

Accordingly, we caution our readers not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. Jones Lang LaSalle expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of May, 2007.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin

By: Lauralee E. Martin
Executive Vice President and Chief Operating and Financial Officer
(Authorized Officer and Principal Financial Officer)

Item 6.  Exhibits

Exhibit
Number	Description

10.1*	Amended and Restated Jones Lang LaSalle Incorporated Stock Ownership Program description under the Amended and Restated Stock Award and Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.