Form 10-Q
period 2007-06-30
JONES LANG LASALLE INC
filed 2007-08-02
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

Or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission File Number 1-13145

Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland	36-4150422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Randolph Drive, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on July 26, 2007 was 37,421,907 which includes 4,970,232 shares held by a subsidiary of the registrant.

Part I	Financial Information
Item 1.	Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
($ in thousands, except share data)

	June 30, 2007	December 31,
Assets	(unaudited)	2006
Current assets:
Cash and cash equivalents	$37,513	50,612
Trade receivables, net of allowances of $13,088 and $7,845	581,272	630,121
Notes and other receivables	60,408	30,079
Prepaid expenses	30,319	28,040
Deferred tax assets	48,034	49,230
Other assets	22,346	19,363
Total current assets	779,892	807,445

Property and equipment, net of accumulated depreciation of $189,851 and $181,959	146,926	120,376
Goodwill, with indefinite useful lives, net of accumulated amortization of $39,183 and $38,701	580,237	520,478
Identified intangibles, with finite useful lives, net of accumulated amortization of $63,073 and $58,594	38,822	37,583
Investments in real estate ventures	130,698	131,789
Long-term receivables, net	30,744	29,781
Deferred tax assets	40,967	37,465
Other assets, net	47,607	45,031
	$1,795,893	1,729,948

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$192,377	221,356
Accrued compensation	365,679	514,586
Short-term borrowings	30,239	17,738
Deferred tax liabilities	2,027	1,426
Deferred income	22,796	31,896
Other current liabilities	39,593	43,444
Total current liabilities	652,711	830,446

Noncurrent liabilities:
Credit facilities	117,710	32,398
Deferred tax liabilities	1,289	648
Deferred compensation	47,267	30,668
Pension liability	20,152	19,252
Deferred business acquisition obligations	45,439	34,178
Other noncurrent liabilities	41,266	31,978
Total liabilities	925,834	979,568

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 36,821,901 and 36,592,864 shares issued and outstanding	368	366
Additional paid-in capital	706,050	676,270
Retained earnings	349,705	255,914
Shares held by subsidiary	(219,359)	(197,543)
Shares held in trust	(1,427)	(1,427)
Accumulated other comprehensive income	34,722	16,800
Total shareholders’ equity	870,059	750,380
	$1,795,893	1,729,948

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Earnings
For the Three and Six Months Ended June 30, 2007 and 2006
($ in thousands, except share data) (unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Revenue	$676,086	509,789	1,166,139	846,887
Operating expenses:
Compensation and benefits	436,265	318,369	761,922	549,615
Operating, administrative and other	126,517	96,894	242,253	184,557
Depreciation and amortization	12,309	10,378	24,935	20,354
Restructuring credits	—	(169)	(411)	(670)
Operating expenses	575,091	425,472	1,028,699	753,856

Operating income	100,995	84,317	137,440	93,031
Interest expense, net of interest income	3,830	4,478	5,668	7,687
Gain on sale of investments	3,703	—	6,129	—
Equity in earnings from real estate ventures	6,368	9,593	6,502	8,649

Income before provision for income taxes	107,236	89,432	144,403	93,993
Provision for income taxes	28,632	23,216	38,556	24,397

Net income before cumulative effect of change in accounting principle	78,604	66,216	105,847	69,596
Cumulative effect of change in accounting principle, net of tax	—	—	—	1,180
Net income	$78,604	66,216	105,847	70,776

Net income available to common shareholders (Note 10)	$77,932	65,694	105,175	70,254

Basic earnings per common share	$2.45	2.07	3.30	2.22

Basic weighted average shares outstanding	31,828,364	31,688,327	31,878,811	31,600,591

Diluted earnings per common share	$2.32	1.94	3.12	2.08

Diluted weighted average shares outstanding	33,655,359	33,821,945	33,664,471	33,796,465

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2007
($ in thousands, except share data) (unaudited)

	Common Stock		Additional Paid-In	Retained	Shares Held by	Shares Held in	Accumulated Other Comprehensive
	Shares (1)	Amount	Capital	Earnings	Subsidiary	Trust	Income	Total

Balances at December 31, 2006	36,592,864	$366	676,270	255,914	(197,543)	(1,427)	16,800	$750,380

Net income	—	—	—	105,847	—	—	—	105,847

Shares issued under stock compensation programs	229,037	2	5,275	—	—	—	—	5,277
Tax benefits of vestings and exercises	—	—	3,754	—	—	—	—	3,754
Amortization of stock compensation	—	—	20,751	—	—	—	—	20,751

Shares acquired by subsidiary (1)	—	—	—	—	(21,816)	—	—	(21,816)

Dividends declared	—	—	—	(12,056)	—	—	—	(12,056)

Reclassification adjustment for gain on sale of available-for-sale securities realized in net income	—	—	—	—	—	—	(2,256)	(2,256)
Foreign currency translation adjustments	—	—	—	—	—	—	20,178	20,178

Balances at June 30, 2007	36,821,901	$368	706,050	349,705	(219,359)	(1,427)	34,722	$870,059

(1)  Shares repurchased under our share repurchase programs are not cancelled, but are held by one of our subsidiaries.  The 4,970,232 shares we have repurchased through June 30, 2007 are included in the 36,821,901 shares total of our common stock account, but are deducted from our share count for purposes of calculating earnings per share.

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
($ in thousands) (unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$105,847	70,776
Reconciling net income to net cash from operating activities:
Cumulative effect of change in accounting principle, net of tax	—	(1,180)
Depreciation and amortization	24,935	20,354
Equity in earnings from real estate ventures	(6,502)	(8,649)
Gain on sale of investments	(3,703)	—
Operating distributions from real estate ventures	8,147	12,631
Provision for loss on receivables and other assets	6,518	4,514
Amortization of deferred compensation	22,686	16,977
Amortization of debt issuance costs	296	365
Change in:
Receivables	27,124	(119,799)
Prepaid expenses and other assets	(7,652)	(6,867)
Deferred tax assets, net	(1,064)	3,015
Excess tax benefits from share-based payment arrangements	(3,754)	(8,024)
Accounts payable, accrued liabilities and accrued compensation	(152,575)	(16,154)
Net cash provided by (used in) operating activities	20,303	(32,041)

Cash flows from investing activities:
Net capital additions – property and equipment	(45,396)	(28,535)
Business acquisitions	(66,697)	(168,448)
Capital contributions and advances to real estate ventures	(20,663)	(35,393)
Distributions, repayments of advances and sale of investments	24,075	9,365
Net cash used in investing activities	(108,681)	(223,011)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	609,179	584,090
Repayments of borrowings under credit facilities	(509,119)	(330,353)
Shares repurchased for payment of employee taxes on stock awards	(857)	(148)
Shares repurchased under share repurchase program	(21,815)	(20,362)
Excess tax benefits from share-based payment arrangements	3,754	8,024
Common stock issued under stock option plan and stock purchase programs	6,193	17,658
Payment of dividends	(12,056)	(8,636)
Net cash provided by financing activities	75,279	250,273

Net decrease in cash and cash equivalents	(13,099)	(4,779)
Cash and cash equivalents, January 1	50,612	28,658
Cash and cash equivalents, June 30	$37,513	23,879

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,097	6,847
Income taxes, net of refunds	28,246	18,753
Non-cash financing activities:
Deferred business acquisition obligations	11,261	32,854

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)

Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated (“Jones Lang LaSalle”, which may also be referred to as “the Company” or as “the Firm,” “we,” “us” or “our”) for the year ended December 31, 2006, which are included in Jones Lang LaSalle’s 2006 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our web site (www.joneslanglasalle.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the “Summary of Critical Accounting Policies and Estimates” section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein, for further discussion of our accounting policies and estimates.

(1) Interim Information

Our consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited; however, in the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods.

Historically, our revenue and profits have tended to be higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant throughout the year. Our Investment Management segment earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains, generally when assets are sold, the timing of which is geared towards the benefit of our clients. Within our Investor and Occupier Services segments, expansion of capital markets activities has an increasing impact on comparability between reporting periods, as the timing of recognition of revenues relates to the size and timing of our clients’ transactions. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As a result, the results for the periods ended June 30, 2007 and 2006 are not indicative of the results to be obtained for the full fiscal year.

(2) New Accounting Standards

Accounting for Uncertainty in Income Taxes
Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with SFAS 109, “Accounting for Income Taxes.” The Company did not recognize any change to its liability for unrecognized tax benefits as a result of the adoption. Therefore, we have not adjusted our retained earnings as of January 1, 2007. As of the adoption date, the amount of unrecognized tax benefits was $19.9 million, all of which would impact the effective tax rate of the Company if recognized. However, we do not believe that there will be significant changes in the amount of unrecognized tax benefits within the next 12 months.

The Company recognizes interest accrued and penalties, if any, related to income taxes as a component of income tax expense. As of January 1, 2007, $0.3 million of interest expense and no penalties were accrued. As of June 30, 2007, $0.4 million of interest expense and no penalties were accrued.

The Company or one of its subsidiaries files income tax returns in the United States, the United Kingdom including England and Scotland, Australia, Germany, The People’s Republic of China including Hong Kong, France, Japan, and Singapore as well as approximately 40 other jurisdictions. Generally, the Company’s open tax years include those from 2002 to the present, although in a number of jurisdictions reviews of taxing authorities for more recent years have been completed or are in process. Although the ultimate outcome of tax audits is uncertain, we believe adequate amounts of tax and interest have been provided for any adjustments that are expected to result related to these years.

Income Statement Presentation of Certain Taxes Collected
In June 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 includes in its scope taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, such as sales, use, value added, and some excise taxes.  Effective January 1, 2007, we adopted EITF 06-3, which requires disclosure of a company’s policies relative to accounting for such taxes; we present such taxes on net basis (excluded from revenues) in our consolidated statements of earnings.

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

Fair Value Option
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company has the option of adopting fair value accounting for financial assets and liabilities in accordance with the guidance of SFAS 159 beginning January 1, 2008. Management has not yet determined what impact the application of SFAS 159 will have on our consolidated financial statements.

Investment Company Accounting
In June 2007, the AICPA issued Statement of Position (“SOP”) 07–1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide, “Investment Companies” (“the Guide”) and when companies that own or have significant stakes in investment companies should and should not retain, in their financial statements, the specialized industry accounting under the Guide. Management has not yet determined if SOP 07-1 is applicable to the Company's investments in real estate ventures and what impact, if any, the application of SOP 07-1 will have on our consolidated financial statements.

(3) Revenue Recognition

We categorize our revenues as advisory and management fees, transaction commissions, incentive fees, project and development management and construction management fees. We recognize advisory and management fees related to property management services, valuation services, corporate property services, strategic consulting and money management as income in the period in which we perform the related services. We recognize transaction commissions related to agency leasing services, capital markets services and tenant representation services as income when we provide the related service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies have been satisfied. We recognize incentive fees based on the performance of underlying funds’ investments and the contractual benchmarks, formulas and timing of the measurement period with clients. We recognize project and development management and construction management fees by applying the “percentage of completion” method of accounting. We use the efforts expended method to determine the extent of progress towards completion for project and development management fees and costs incurred to total estimated costs for construction management fees.

Construction management fees, which are gross construction services revenues net of subcontract costs, were $3.1 million and $3.1 million for the three months ended June 30, 2007 and 2006, respectively, and $4.9 million and $5.5 million for the six months ended June 30, 2007 and 2006, respectively.

Gross construction services revenues totaled $46.3 million and $40.6 million for the three months ended June 30, 2007 and 2006, respectively, and $84.4 million and $69.1 million for the six months ended June 30, 2007 and 2006, respectively.

Subcontract costs totaled $43.2 million and $37.5 million, for the three months ended June 30, 2007 and 2006, respectively, and $79.5 million and $63.6 million for the six months ended June 30, 2007 and 2006, respectively.

Costs in excess of billings on uncompleted construction contracts of $10.9 million and $3.2 million are included in “Trade receivables,” and billings in excess of costs on uncompleted construction contracts of $3.0 million and $6.6 million are included in “Deferred income,” respectively, in our June 30, 2007 and December 31, 2006 consolidated balance sheets.

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

Most of our service contracts use the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. These costs aggregated approximately $177.5 million and $152.4 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $362.9 million and $303.8 million for the six months ended June 30, 2007 and 2006, respectively.  This treatment has no impact on operating income, net income or cash flows.

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

Our measure of segment operating results excludes “Restructuring charges (credits),” as we have determined that it is not meaningful to investors to allocate such charges (credits) to our segments. See Note 5 for discussion of “Restructuring charges (credits).”  Also, for segment reporting, we continue to show “Equity in earnings (losses) from real estate ventures” within our revenue line, especially since it is an integral part of our Investment Management segment. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results without restructuring charges, but with “Equity in earnings (losses) from real estate ventures” included in segment revenues. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our four reporting segments.

We have reclassified certain prior year amounts to conform to the current presentation.

The following table summarizes unaudited financial information by business segment for the three and six months ended June 30, 2007 and 2006 ($ in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
Investor and Occupier Services	2007	2006	2007	2006

Americas
Revenue:
Transaction services	$85,070	66,535	157,759	114,747
Management services	86,021	64,801	156,952	127,062
Equity earnings	270	135	420	284
Other services	7,638	2,891	12,134	5,432
	178,999	134,362	327,265	247,525
Operating expenses:
Compensation, operating and administrative services	153,792	121,332	289,675	229,936
Depreciation and amortization	6,084	5,281	12,006	10,583
Operating income	$19,123	7,749	25,584	7,006

EMEA
Revenue:
Transaction services	$157,903	109,110	300,041	188,485
Management services	35,181	22,561	67,264	43,782
Equity earnings (losses)	172	(85)	(195)	(305)
Other services	3,730	4,396	6,767	7,365
	196,986	135,982	373,877	239,327
Operating expenses:
Compensation, operating and administrative services	177,830	127,877	335,555	233,596
Depreciation and amortization	3,931	2,840	8,447	5,348
Operating income	$15,225	5,265	29,875	383

Asia Pacific
Revenue:
Transaction services	$162,312	45,189	201,908	73,837
Management services	47,018	28,041	92,077	55,881
Equity earnings	210	1,633	231	1,850
Other services	1,691	1,529	3,410	2,697
	211,231	76,392	297,626	134,265
Operating expenses:
Compensation, operating and administrative services	165,194	71,556	252,715	128,301
Depreciation and amortization	1,857	1,938	3,630	3,760
Operating income	$44,180	2,898	41,281	2,204

Investment Management
Revenue:
Transaction and other services	$5,411	3,886	7,930	14,936
Advisory fees	54,295	43,084	108,214	81,353
Incentive fees	29,817	117,766	51,683	131,310
Equity earnings	5,716	7,910	6,046	6,820
	95,239	172,646	173,873	234,419
Operating expenses:
Compensation, operating and administrative services	65,966	94,498	126,230	142,339
Depreciation and amortization	437	319	852	663
Operating income	$28,836	77,829	46,791	91,417

Segment Reconciling Items:
Total segment revenue	$682,454	519,382	1,172,641	855,536
Reclassification of equity earnings	(6,368)	(9,593)	(6,502)	(8,649)
Total revenue	676,086	509,789	1,166,139	846,887

Total segment operating expenses	575,091	425,641	1,029,110	754,526
Restructuring credits	—	(169)	(411)	(670)

Operating income	$100,995	84,317	137,440	93,031

(5) Restructuring Charges (Credits)

In 2001, we closed our non-strategic residential land business in the Americas region of the Investment Management segment.   We sold assets and collected cash from this business that resulted in gains of $0.2 million for the three months ended June 30, 2006 and $0.4 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively.

(6) Investments in Real Estate Ventures

As of June 30, 2007, we had total investments and loans of $130.7 million in approximately 30 separate property or fund co-investments. Within this $130.7 million are loans of $3.5 million to real estate ventures which bear an 8.0% interest rate and are to be repaid by 2008.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At June 30, 2007, our maximum potential unfunded commitment to LIC I is euro 33.4 million ($45.3 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At June 30, 2007, LIC II has unfunded capital commitments for future fundings of co-investments of $308.2 million, of which our 48.78% share is $150.3 million. The $150.3 million commitment is part of our maximum potential unfunded commitment to LIC II at June 30, 2007 of $454.0 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital.

As of June 30, 2007, LIC I maintains a euro 25 million ($33.9 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 12.0 million ($16.2 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.6 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 33.4 million ($45.3 million) and to LIC II of $454.0 million. As of June 30, 2007, LIC I had euro 5.4 million ($7.3 million) of outstanding borrowings on the LIC I Facility, and LIC II had $7.5 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $12.9 million at June 30, 2007.

During the first quarter of 2007, we sold our investment in LoopNet, an investment in available-for-sale securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and recognized a “Gain on sale of investments” of $2.4 million. During the second quarter of 2007, we recognized a $3.7 million gain on sale of SiteStuff, Inc., a company in which we had a cost method investment.

We apply the provisions of APB 18, SAB 59, and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We recorded no impairment charges in the first six months of 2007 or 2006.

(7) Business Combinations, Goodwill, and Other Intangible Assets

We have $619.1 million of unamortized identified intangibles and goodwill as of June 30, 2007 that are subject to the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $619.1 million of unamortized intangibles and goodwill, $580.3 million represents goodwill with indefinite useful lives, which we ceased amortizing beginning January 1, 2002. We will amortize the remaining $38.8 million of identifiable intangibles (principally representing customer relationships and management contracts acquired) over their remaining finite useful lives.

In the first quarter of 2007, we acquired 100% interests in each of NSC Corporate, a leading Western Australian agency business, and Hargreaves Goswell, a London agency business. In addition to cash paid at closing, the terms of each transaction included provisions for future consideration subject to certain provisions. We recorded the fair value of future consideration which is subject only to the passage of time as “Deferred business acquisition obligations” on our consolidated balance sheet. We have recorded the fair value of the contract pipeline acquired and certain restrictive agreements as identifiable intangibles with finite useful lives; we attributed the remaining direct costs of acquisition to goodwill. Payment of an earn-out provision in the NSC Corporate acquisition is subject to the achievement of certain performance conditions, which we will record to goodwill at the time those conditions are met; we will not record the earn-out if the related conditions are not achieved. Additional future consideration subject to employment-related provisions in the Hargreaves Goswell acquisition is recorded as compensation expense over the term of those provisions. Also, in the first quarter of 2007, we made adjustments to accounting for the 2006 Spaulding & Slye acquisition which are reflected as additions to goodwill in the Americas segment.

In the second quarter of 2007, we acquired 100% interests in each of Troostwijk Makelaars, an independent property advisor firm based in the Netherlands that specializes in leasing, capital markets, and advisory and research services, and KHK Group, an English project and development services business. Terms for the two transactions included cash paid at closing totaling approximately $45.6 million, with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Additional consideration subject only to the passage of time and scheduled to be paid in 2010 is recorded in “Deferred business acquisition obligations” on our consolidated balance sheet at a current fair value of $3.5 million. Earn-out payments are subject to the achievement of certain performance conditions, and will be recorded at the time those conditions are met; each earn-out will be recorded only if the related conditions are achieved. Intangible assets with finite useful lives, including the value of contract pipeline and certain restrictive agreements, were attributed a total value of $2.7 million, and will be amortized over lives of up to three years. We attributed the remaining direct costs of acquisition to goodwill. Each acquisition also includes provisions for future consideration subject to employment-related conditions, the total of which is up to $9.4 million to be recorded as compensation expense over the next three years.

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2007	$328,628	104,494	95,563	30,494	559,179
Additions	418	50,646	2,917	—	53,981
Impact of exchange rate movements	—	2,508	3,179	573	6,260

Balance as of June 30, 2007	329,046	157,648	101,659	31,067	619,420

Accumulated Amortization

Balance as of January 1, 2007	$(15,457)	(6,429)	(7,038)	(9,777)	(38,701)
Impact of exchange rate movements	—	(160)	(234)	(88)	(482)

Balance as of June 30, 2007	(15,457)	(6,589)	(7,272)	(9,865)	(39,183)

Net book value as of June 30, 2007	$313,589	151,059	94,387	21,202	580,237

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2007	$82,929	4,449	2,965	5,834	96,177
Additions	—	3,207	1,773	—	4,980
Impact of exchange rate movements	—	471	118	149	738

Balance as of June 30, 2007	82,929	8,127	4,856	5,983	101,895

Accumulated Amortization

Balance as of January 1, 2007	$(47,127)	(2,668)	(2,965)	(5,834)	(58,594)
Amortization expense	(3,352)	(544)	(252)	—	(4,148)
Impact of exchange rate movements	—	(62)	(120)	(149)	(331)

Balance as of June 30, 2007	(50,479)	(3,274)	(3,337)	(5,983)	(63,073)

Net book value as of June 30, 2007	$32,450	4,853	1,519	—	38,822

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2007 (remaining six months)	$4.5
2008	8.3
2009	5.4
2010	4.2
2011	3.5
Thereafter	12.9
Total	$38.8

(8) Stock-based Compensation

We adopted SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006 using the modified prospective approach. The adoption of SFAS 123R primarily impacts “Compensation and benefits” expense in our consolidated statement of earnings by changing prospectively our method of measuring and recognizing compensation expense on share-based awards. We previously recognized forfeitures as incurred; we now estimate forfeitures at the date of grant and accelerate expense recognition for share-based awards to employees who are or will become retirement-eligible prior to the stated vesting period of the award. The effect of the change to estimating forfeitures as it relates to periods prior to 2006 is reflected in “Cumulative effect of change in accounting principle, net of tax” in the consolidated statement of earnings. In the three month period ended March 31, 2006, we recorded a $1.8 million pre-tax, $1.2 million net of tax, gain for the cumulative effect of this accounting change.

Restricted Stock Unit Awards

Along with cash base salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program for Company officers, managers and professionals.

Restricted stock unit activity for the three months ended June 30, 2007 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Shares	Grant Date	Remaining	Intrinsic Value
	(thousands)	Fair Value	Contractual Life	($ in millions)

Unvested at March 31, 2007	2,601.6	$51.57
Granted	63.9	106.49
Vested	—	—
Forfeited	(17.7)	42.47
Unvested at June 30, 2007	2,647.8	$52.96	1.28 years	$160.3

Restricted stock unit activity for the six months ended June 30, 2007 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Shares	Grant Date	Remaining	Intrinsic Value
	(thousands)	Fair Value	Contractual Life	($ in millions)

Unvested at January 1, 2007	2,116.5	$40.29
Granted	597.8	95.97
Vested	(34.1)	30.02
Forfeited	(32.4)	42.62
Unvested at June 30, 2007	2,647.8	$52.96	1.28 years	$160.3
Unvested shares expected to vest	2,516.0	$51.96	1.21 years	$154.8

Compensation expense for restricted stock units included in the “Compensation and benefits” line of the consolidated statement of earnings was $9.6 million and $7.3 million for the three months ended June 30, 2007 and 2006, respectively, and was $20.7 million and $14.0 million for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, there was $63.2 million of remaining unamortized deferred compensation related to unvested restricted stock units. We expect that this cost will be recognized over the remaining weighted average contractual life of the awards.

Approximately 34,100 restricted stock unit awards vested during the first six months of 2007, having an aggregate fair value of $3.2 million and intrinsic value of $2.1 million. For the same period in 2006, approximately 13,500 restricted stock unit awards vested having an aggregate fair value of $0.7 million and intrinsic value of $0.3 million. As a result of these vesting events, we recognized tax benefits of $1.1 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively.

Stock Option Awards

We have generally granted stock options at the market value of our common stock at the date of grant. Our options vest at such times and conditions as the Compensation Committee of our Board of Directors determined and set forth in the award agreement; the most recent options granted (in 2003) vest over periods of up to five years. As a result of a change in compensation strategy, we do not currently use stock option grants as part of our employee compensation programs. We have not granted stock options since 2003.

Stock option activity for the three months ending June 30, 2007 is as follows:

			Weighted Average	Aggregate
	Options	Weighted Average	Remaining	Intrinsic Value
	(thousands)	Exercise Price	Contractual Life	($ in millions)

Outstanding at March 31, 2007	235.8	$19.50
Granted	—	—
Exercised	(21.7)	19.33
Forfeited	—	—
Outstanding at June 30, 2007	214.1	$19.52	2.55 years	$20.1

Stock option activity for the six months ending June 30, 2007 is as follows:

			Weighted Average	Aggregate
	Options	Weighted Average	Remaining	Intrinsic Value
	(thousands)	Exercise Price	Contractual Life	($ in millions)

Outstanding at January 1, 2007	311.3	$18.28
Granted	—	—
Exercised	(96.2)	15.59
Forfeited	(1.0)	12.25
Outstanding at June 30, 2007	214.1	$19.52	2.55 years	$20.1
Exercisable at June 30, 2007	210.9	$19.57	2.50 years	$19.8

As of June 30, 2007, we have approximately 214,100 options outstanding, of which approximately 3,200 options were unvested. We recognized less than $0.01 million in compensation expense related to the unvested options for the first six months of 2007. Approximately $0.01 million of compensation cost remains to be recognized on unvested options through 2008.

The following table summarizes option exercises during the three and six months ended June 30, 2007 and 2006 ($ in millions):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Number of options exercised	21,697	71,196	96,197	589,379

Intrinsic value	$2.0	4.5	8.6	27.2
Cash received from options exercised	1.1	1.3	4.1	12.3
Tax benefit realized from option exercises	0.7	1.7	2.9	10.3

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan - In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S.-based employees. Under the current plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 5% discount on the purchase price as of the end of a program period; program periods are now three months each. Employee contributions and our contributions vest immediately. Since its inception, 1,352,972 shares have been purchased under the program through June 30, 2007. In the second quarter of 2007, 11,446 shares having a grant date market value of $113.50 were purchased under the program. For the six months ended June 30, 2007, 29,966 shares having a weighted average grant date market value of $107.80 were issued under the program. No compensation expense is recorded with respect to this program.

UK SAYE - In November 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK based operations. In November 2006, the SAYE plan was extended to employees in our Ireland operations. Under this plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. The options to purchase stock with such savings vest over a period of three or five years. Employees have had the opportunity to contribute to the plan in 2002, 2005, 2006, and 2007. In the first quarter of 2007, the Company issued approximately 40,000 options at an exercise price of $90.02 under the SAYE plan. The fair values of the options are being amortized over their respective vesting periods. The first vesting of the 2007 options will occur in 2010 with the remaining to vest in 2012.

(9) Retirement Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost consisted of the following for the three and six months ended June 30, 2007 and 2006 ($ in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Employer service cost - benefits earned during the year	$1,010	996	2,000	1,745
Interest cost on projected benefit obligation	2,624	2,258	5,204	4,427
Expected return on plan assets	(3,138)	(2,606)	(6,224)	(5,109)
Net amortization/deferrals	495	524	981	1,028
Recognized actual loss	19	57	37	111
Net periodic pension cost	$1,010	1,229	1,998	2,202

We have made $3.1 million of payments to our defined benefit pension plans in the six month period ending June 30, 2007.   We expect to contribute a total of $5.8 million to our defined benefit pension plans in 2007. We made $6.4 million of contributions to these plans in the twelve months ended December 31, 2006.

(10) Earnings Per Share and Net Income Available to Common Shareholders

We calculate earnings per share by dividing net income available to common shareholders by weighted average shares outstanding. To calculate net income available to common shareholders, we subtract dividend-equivalents (net of tax) to be paid on outstanding but unvested shares of restricted stock units from net income in the period the dividend is declared. Included in the calculations of net income available to common shareholders are dividend-equivalents of $0.7 million net of tax, declared and paid in the second quarter of 2007, and $0.5 million net of tax, declared and paid in second quarter of 2006.

The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive impact of common stock equivalents. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods. We did not include in weighted average shares outstanding the 4,970,232 or 4,227,651 shares that had been repurchased as of June 30, 2007 and 2006, respectively, and which are held by one of our subsidiaries. See Part II, Item 2. Share Repurchases for additional information.

The following table details the calculations of basic and diluted earnings per common share for the three and six months ended June 30, 2007 and 2006 ($ in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net income before cumulative effect of change in accounting principle	$78,604	66,216	105,847	69,596
Cumulative effect of change in accounting principle, net of tax	—	—	—	1,180
Net income	$78,604	66,216	105,847	70,776
Dividends on unvested common stock, net of tax benefit	672	522	672	522
Net income available to common shareholders	$77,932	65,694	105,175	70,254

Basic weighted average shares outstanding	31,828,364	31,688,327	31,878,811	31,600,591
Basic income per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$2.47	2.09	3.32	2.20
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.04
Dividends on unvested common stock, net of tax benefit	(0.02)	(0.02)	(0.02)	(0.02)
Basic earnings per common share	$2.45	2.07	3.30	2.22

Diluted weighted average shares outstanding	33,655,359	33,821,945	33,664,471	33,796,465
Diluted income per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$2.34	1.96	3.14	2.06
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.03
Dividends on unvested common stock, net of tax benefit	(0.02)	(0.02)	(0.02)	(0.01)
Diluted earnings per common share	$2.32	1.94	3.12	2.08

(11) Comprehensive Income (Loss)

For the three and six months ended June 30, 2007 and 2006, comprehensive income was as follows ($ in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net income	$78,604	66,216	105,847	70,776

Other comprehensive income:
Foreign currency translation adjustments	14,163	22,762	20,178	27,142
Unrealized holding gain on investments	—	2,805	—	2,805
Reclassification adjustment for gain on sale of available-for-sale securities realized in net income	—	—	(2,256)	—

Comprehensive income	$92,767	91,783	123,769	100,723

(12) Commitments and Contingencies

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

(13) Subsequent Event – Business Combinations

In July 2007, we acquired a 44.8% interest in a firm formerly known as Trammell Crow Meghraj (“TCM”), one of the largest privately held real estate services companies in India, for approximately $28.1 million. We have agreed to acquire the remaining interests in TCM in 2010 and 2012. The acquisition of TCM significantly expands our presence in the rapidly growing Indian market; the combined business will operate under the name Jones Lang LaSalle Meghraj, with approximately 2,800 employees in offices in ten cities in India, and 44 million square feet under management across India. Based on the contractual terms of the transaction, the financial results of the former TCM will be consolidated in our consolidated financial statements beginning in the third quarter of 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and six months ended June 30, 2007, included herein, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, which have been filed with the SEC as part of our 2006 Annual Report on Form 10-K and are also available on our web site (www.joneslanglasalle.com).

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

Our quarterly Management’s Discussion and Analysis is presented in five sections, as follows:

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

Interim Period Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which we typically pay to our employees in the first quarter of the year after it is earned. In our interim financial statements we accrue for most incentive compensation based on a percentage of compensation costs and an adjusted operating income recorded to date relative to forecasted compensation costs and adjusted operating income for the full year, as substantially all incentive compensation pools are based upon full year results. As noted in “Interim Information” of Note 1 of the notes to consolidated financial statements, quarterly revenues and profits have historically tended to be higher in the third and fourth quarters of each year than in the first two quarters. The impact of this incentive compensation accrual methodology is that we accrue smaller percentages of incentive compensation in the first half of the year, compared to the percentage of our incentive compensation accrued in the third and fourth quarters. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees. Incentive compensation pools that are not subject to the normal performance criteria are excluded from the standard accrual methodology and accrued for on a straight-line basis.

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

Given that we do not finalize individual incentive compensation awards until after year-end, we must estimate the portion of the overall incentive compensation pool that will qualify for this program. This estimation factors in the performance of the Company and individual business units, together with the target bonuses for qualified individuals. Then, when we determine, announce and pay incentive compensation in the first quarter of the year following that to which the incentive compensation relates, we true-up the estimated stock ownership program deferral and related amortization.

The table below sets forth the deferral estimated at December 31, 2006 and 2005, and the adjustment made in the first quarter of the following year to true-up the deferral and related amortization ($ in millions):

	December 31, 2006	December 31, 2005

Deferral of compensation, net of related amortization expense	$24.7	15.8
Increase (decrease) to deferred compensation in the first quarter of the following year	1.6	(0.3)

The table below sets forth the amortization expense related to the stock ownership program for the three and six months ended June 30, 2007 and 2006 ($ in millions):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Current compensation expense amortization for prior year programs	$6.0	4.8	13.9	9.5
Current deferral net of related amortization	(7.8)	(9.4)	(15.1)	(12.9)

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

•    Health Insurance – We self-insure our health benefits for all U.S.-based employees, although we purchase stop loss coverage on an annual basis to limit our exposure. We self-insure because we believe that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we estimate the required reserve for unpaid health costs we would need at year-end.

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the programs related to 2007 and 2006 are $9.7 million and $0.5 million, respectively, at June 30, 2007.

The table below sets out certain information related to the cost of this program for the three and six months ended June 30, 2007 and 2006 ($ in millions):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Expense to Company	$3.9	3.2	7.7	6.5
Employee contributions	0.9	0.9	1.8	1.8
Adjustment to prior year reserve	(0.8)	(0.3)	(1.5)	(0.3)
Total program cost	$4.0	3.8	8.0	8.0

•     Workers’ Compensation Insurance – Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for worker’s compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. We accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue for the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income through the three months ended June 30, 2007 and 2006 were $0.7 million and $0.8 million, respectively. The credits taken to income through the six months ended June 30, 2007 and 2006 were $1.4 million and $1.5 million, respectively.

The reserves, which can relate to multiple years, were $10.3 million and $8.4 million, as of June 30, 2007 and December 31, 2006, respectively.

•    Captive Insurance Company – In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practices liability insurance coverage on a “claims made” basis. The level of risk retained by our captive is up to $2.5 million per claim (depending upon the location of the claim) and up to $12.5 million in the aggregate.

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

The reserves estimated and accrued in accordance with SFAS 5 for self-insurance facilitated through our captive insurance company, which relate to multiple years, were $7.2 million and $9.3 million, net of receivables from third party insurers, as of June 30, 2007 and December 31, 2006, respectively.

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

Based on our forecasted results for the full year, we have estimated an effective tax rate of 26.7% for 2007. We believe that this is an achievable rate due to the mix of our income and the impact of tax planning activities. For the six months ended June 30, 2006, we used an effective tax rate of 25.9%. The Company’s effective tax rate for 2006 was 26.7%.

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

IOS Revenues
Expansion of our real estate investment banking and other capital markets activities within our Investor and Occupier Services businesses will tend to increase the revenues we receive that relate to the size and timing of our clients’ transactions. As we attempt to continue to expand these services, we would also expect the timing of recognition of these items to increasingly impact comparability between quarters, in any one year, or compared to a prior year.

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

Seasonality
Our revenue and profits tend to be significantly higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant throughout the year. Our Investment Management segment earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains, generally when assets are sold, the timing of which is geared towards the benefit of our clients. Within our IOS segments, expansion of capital markets activities has an increasing impact on comparability between reporting periods, as the timing of recognition of revenues relates to the size and timing of our clients’ transactions. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As a result, the results for the periods ended June 30, 2007 and 2006 are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications

We report “Equity in earnings (losses) from real estate ventures” in the consolidated statement of earnings after “Operating income (loss).” However, for segment reporting we reflect “Equity in earnings (losses) from real estate ventures” within “Total revenue.” See Note 4 of the notes to consolidated financial statements for “Equity in earnings (losses) from real estate ventures” reflected within segment revenues, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 4) measures segment results with “Equity in earnings (losses) from real estate ventures” included in segment revenues.

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

In order to provide more meaningful year-to-year comparisons of the reported results, we have included in the table below the U.S. dollar and local currency movements in the consolidated statements of earnings ($ in millions).

	Three Months	Three Months
	Ended	Ended			% Change
	June 30,	June 30,			in Local
	2007	2006	Increase in U.S. Dollars		Currency

Revenue	$676.1	$509.8	$166.3	33%	29%

Compensation and benefits	436.3	318.4	117.9	37%	33%
Operating, administrative and other	126.5	96.9	29.6	31%	25%
Depreciation and amortization	12.3	10.4	1.9	18%	15%
Restructuring credits	-	(0.2)	0.2	n.m.	n.m.
Total operating expenses	575.1	425.5	149.6	35%	31%

Operating income	$101.0	$84.3	$16.7	20%	19%

	Six Months	Six Months
	Ended	Ended			% Change
	June 30,	June 30,			in Local
	2007	2006	Increase in U.S. Dollars		Currency

Revenue	$1,166.1	$846.9	$319.3	38%	33%

Compensation and benefits	761.9	549.6	212.3	39%	34%
Operating, administrative and other	242.3	184.6	57.7	31%	26%
Depreciation and amortization	24.9	20.4	4.6	23%	18%
Restructuring credits	(0.4)	(0.7)	0.3	n.m.	n.m.
Total operating expenses	1,028.7	753.9	274.9	36%	31%

Operating income	$137.4	$93.0	$44.4	48%	47%
(n.m. – not meaningful)

Revenue for the second quarter of 2007 was $676.1 million, an increase of $166.3 million, or 33% in U.S. dollars and 29% in local currencies. For the first half of the year, revenue was $1,166.1 million, an increase of $319.3 million, or 38% in U.S. dollars and 33% in local currencies. Positive returns from strategic investments made in 2005 and 2006 and continued favorable market conditions, together with the size and timing of transactions, led to strong operating performance from all segments. The second quarter of 2007 included a significant transaction advisory fee earned in the Asia Pacific Hotels business. The 2006 second quarter results included a $109.5 million incentive fee earned by our money management business, LaSalle Investment Management. The Asia Pacific region had the strongest revenue and operating income growth, driven by the significant hotel transaction advisory fee. The Americas and EMEA regions continued to deliver solid growth for both the second quarter and first six months of 2007, and LaSalle Investment Management generated healthy increases in advisory fee revenue earned from assets under management along with significant incentive fees from performance for clients.

Operating expenses were $575.1 million for the second quarter of 2007, an increase of 35% in U.S. dollars and 31% in local currencies. Operating expenses for the first half of the year were $1,028.7 million, an increase of 36% in U.S. dollars and 31% in local currencies. Continued additions to capital markets and leasing teams, additional client-service staff, and the expansion of offices contributed to the increase in operating expenses. Higher accrued incentive compensation costs related to the strong revenue and profit performance also resulted in an increase to operating expenses.

Interest expense, net of interest income, decreased $0.6 million, or 14%, in the second quarter and $2.0 million, or 26%, for the first six months of 2007. Average debt balances were higher in the first six months of 2006 primarily due to the financing of the Spaulding & Slye acquisition in January 2006.

In 2007, the Company recognized gains of $3.7 million in the second quarter and $6.1 million in the first six months of 2007 for the sale of investments in LoopNet in the first quarter and SiteStuff, Inc. in the second quarter.

The effective tax rate for both the second quarter and first six months was 26.7% and 25.9% for 2007 and 2006, respectively. The 26.7% effective tax rate is consistent with our full year 2006 effective tax rate and reflects our expected full year 2007 effective tax rate as a result of continued discipline in managing our global tax position.

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

We have not allocated “Restructuring credits” to the business segments for segment reporting purposes; therefore, these costs are not included in the discussions below. Also, for segment reporting we show “Equity in earnings (losses) from real estate ventures” within our revenue line, especially since it is a very integral part of our Investment Management segment.

Investor and Occupier Services

Americas
($ in millions)	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006	Increase	% Change

Revenue	$179.0	$134.4	$44.6	33%
Operating expense	159.9	126.6	33.3	26%
Operating income	$19.1	$7.8	$11.3

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006	Increase	% Change

Revenue	$327.3	$247.5	$79.8	32%
Operating expense	301.7	240.5	61.2	25%
Operating income	$25.6	$7.0	$18.6

In the Americas region, revenue for the second quarter of 2007 was $179.0 million, an increase of 33% over the prior year. Year-to-date revenue was $327.3 million, an increase of 32% over the same period in 2006. Revenue growth in the second quarter was driven both by management services, which grew 33%, and transaction services, which grew 28%. On a year-to-date basis, management services and transaction services revenue increased 24% and 37%, respectively, over the prior year.

The current quarter’s revenue growth benefited from an increased number of large transactions in both local markets and capital markets. Second-quarter capital markets revenue increased 69% over the prior year reflecting the successful investments made over the past two years. Higher volumes in the project and development service business also contributed to the growth.

Total operating expenses for the quarter and year to date increased 26% and 25%, respectively, over the prior year due to the addition of a significant number of staff and higher incentive compensation expenses driven by growth in both revenue-generating activities and profit performance.

EMEA
($ in millions)	Three Months	Three Months
	Ended	Ended			% Change
	June 30,	June 30,			in Local
	2007	2006	Increase in U.S. dollars		Currency

Revenue	$197.0	$136.0	$61.0	45%	35%
Operating expense	181.8	130.7	51.1	39%	30%
Operating income	$15.2	$5.3	$9.9

	Six Months	Six Months
	Ended	Ended			% Change
	June 30,	June 30,			in Local
	2007	2006	Increase in U.S. dollars		Currency

Revenue	$373.9	$239.3	$134.6	56%	44%
Operating expense	344.0	238.9	105.1	44%	33%
Operating income	$29.9	$0.4	$29.5

EMEA’s second-quarter revenue was $197.0 million, an increase of 45%, and $373.9 million for the first half of the year, an increase of 56% over 2006, with robust growth across all businesses. Transaction services revenue grew 45% for the quarter and 59% year to date over the prior year, while management services revenue grew approximately 55% for both the second quarter and first half of the year.

Transaction services revenue benefited from capital markets activities, for which revenues increased 45% and 77% for the quarter and first half of the year, respectively, driven by increased market share and continued favorable market activity. Agency leasing revenue increased 36% for the quarter and 30% for the first half of the year. Advisory services revenue, which increased 95% for the quarter and 84% for the first half of the year over 2006, contributed to the growth in management services.

Geographically, England and Russia contributed to the region’s growth for both the quarter and year-to-date. England’s revenue increased 55% and 40% for the second quarter and first half of the year, respectively, compared with 2006, benefiting from the investments made in 2006 and healthy growth in management services. Russia’s revenue nearly tripled for both the quarter and first half of the year over the prior year driven by the increased volume of valuations completed. Revenue in Germany more than doubled over the prior year on a year-to-date basis with all other countries providing solid year-over-year revenue growth.

Two strategic acquisitions were completed during the second quarter of 2007. The firm joined forces with Troostwijk Makelaars, one of the leading and fastest growing independent property advisors in the Netherlands, and the English business expanded its operations with the acquisition of KHK Group, a national 54-person project and development services business.

Operating expenses in 2007 increased by 39% for the second quarter of 2007 compared with the prior year, and increased 44% for the first half of the year. The increase was primarily due to acquisitions, staff additions to service clients and grow market share, and increased incentive compensation resulting from improved revenue and profit performance.

Asia Pacific
($ in millions)	Three Months	Three Months
	Ended	Ended			% Change
	June 30,	June 30,			in Local
	2007	2006	Increase in U.S. dollars		Currency

Revenue	$211.2	$76.4	$134.8	n.m.	n.m.
Operating expense	167.0	73.5	93.5	n.m.	n.m.
Operating income	$44.2	$2.9	$41.3

	Six Months	Six Months
	Ended	Ended			% Change
	June 30,	June 30,			in Local
	2007	2006	Increase in U.S. dollars		Currency

Revenue	$297.6	$134.3	$163.3	n.m.	n.m
Operating expense	256.3	132.1	124.2	n.m.	n.m.
Operating income	$41.3	$2.2	$39.1
(n.m. – not meaningful; change greater than 100%)

Revenue for the Asia Pacific region was $211.2 million for the second quarter, and $297.6 million for the first half of 2007, a significant increase over the prior year. The growth was driven by the Asia Pacific Hotels business recognizing a transaction advisory fee on the sale of an All Nippon Airways (ANA) portfolio of 13 Japanese assets. This transaction was the latest phase of a long-established global relationship with this client and followed the Firm’s advisory role in the innovative ANA-InterContinental Hotels Group joint venture in 2006.

The region accelerated its momentum with healthy top-line growth in both transaction and management services revenue. Geographically, the second-quarter revenue contributions came equally from growth markets (India, Japan, China and Korea) and core markets (Hong Kong, Singapore and Australia). Revenue from the growth markets more than doubled, led by Japan and India, while revenue for the core markets increased 45%, led by Singapore and Australia. On a year-to-date basis, revenue from the growth markets was up over 100% and core markets’ revenue increased 34% compared with the same period in 2006.

Operating expenses for the region increased as a result of higher incentive compensation driven by the hotel transaction advisory fee and continued expansion of the operating platform.

Investment Management
($ in millions)	Three Months	Three Months
	Ended	Ended			% Change
	June 30,	June 30,			in Local
	2007	2006	Decrease in U.S. dollars		Currency

Revenue	$89.5	$164.7	$(75.2)	(46%)	(46%)
Equity earnings	5.7	7.9	(2.2)	(28%)	(28%)
Total revenue	95.2	172.6	(77.4)	(45%)	(45%)
Operating expense	66.4	94.8	(28.4)	(30%)	(31%)
Operating income	$28.8	$77.8	$(49.0)

	Six Months	Six Months
	Ended	Ended			% Change
	June 30,	June 30,			in Local
	2007	2006	Decrease in U.S. dollars		Currency

Revenue	$167.9	$227.6	$(59.7)	(26%)	(27%)
Equity earnings	6.0	6.8	(0.8)	(12%)	(12%)
Total revenue	173.9	234.4	(60.5)	(26%)	(27%)
Operating expense	127.1	143.0	(15.9)	(11%)	(13%)
Operating income	$46.8	$91.4	$(44.6)

LaSalle Investment Management’s revenue for the second quarter of 2007 was $95.2 million and $173.9 million for the first half of 2007. Excluding the revenue impact of the $109.5 million incentive fee recognized in the second quarter of 2006, revenue for the second quarter of 2007 increased 51%, while for the first half of the year revenue increased 39%. The growth of annuity-based revenue continues to remain strong, with advisory fees of $54.3 million for the second quarter of 2007, compared with $43.1 million in 2006, an increase of 26% over the prior year and an increase of 33% percent, to $108.2 million, on a year-to-date basis. The growth in the annuity revenue was driven by a continued healthy increase in assets under management, which were nearly $46 billion at the end of the second quarter of 2007, an increase of 26% over the prior year.

Incentive fees were $29.8 million for the second quarter of 2007, and $51.7 million for the first half of 2007. Incentive fee are usually recognized when the Firm liquidates maturing funds which it manages. The Firm continues to build a portfolio capable of producing incentive fees on a recurring basis. Incentive fees vary significantly from period to period due to both the performance of the underlying investments and the contractual timing of the measurement periods for clients.

LaSalle Investment Management raised over $2.8 billion of client equity during the second quarter of 2007. Global securities mandates accounted for approximately 50 percent of the year-to-date capital raise of $4.2 billion. Investments made on behalf of clients in the second quarter of 2007 were $2.1 billion, bringing the total investments to $3.4 billion on a year to date basis.

Consolidated Cash Flows

Cash Flows From Operating Activities

During the six months ended June 30, 2007, cash flows generated from operating activities totaled $20.3 million, a $52.3 million increase in cash flows from the $32.0 million used for operating activities in the first six months of 2006. The increase in cash flows was primarily a result of the $35.1 million increase in net income and a favorable change in working capital, primarily due to a decrease in accounts receivable, but largely offset by a decrease in accounts payable, accrued liabilities, and accrued compensation. In the first six months of 2007, accounts receivable decreased $27.1 million, a $146.9 million increase in cash flows from the $119.8 million increase in accounts receivable in the first six months of 2006. This favorable decrease in accounts receivable was primarily due to the timing of LaSalle Investment Management’s second quarter 2006 $109.5 million incentive fee that was included in Trade receivables at June 30, 2006. Accounts payable, accrued liabilities and accrued compensation decreased $152.6 million in the first six months of 2007, a $136.4 million decrease in cash flows from the $16.2 million decrease in the first six months of 2006. This decrease in cash flows was primarily due to higher bonus payments made in the first quarter of 2007 compared to bonus payments made in the first quarter of 2006.

Cash Flows From Investing Activities

We used $108.7 million of cash in investing activities in the first six months of 2007, a $114.3 million decrease from the $223.0 million used in the first six months of 2006. The decrease is principally due to $101.7 million more cash used to facilitate business acquisitions in the first six months of 2006. In the first six months of 2006, we used $168.4 million for the acquisitions of Spaulding & Slye, Rogers Chapman and The Littman Partnership. In the first six months of 2007, we used $66.7 million to facilitate acquisitions, including the NSC Corporate, Hargreaves Goswell, Troostwijk Makelaars, and KHK Group transactions which closed in the six months ended June 30, as well as the issuance of a note to facilitate a portion of the 44.8% purchase of Trammell Crow Meghraj completed in July. The decrease in cash used for business acquisitions was partially offset by a $16.9 million increase in cash used for net property and equipment additions in the first six months of 2007 compared with the first six months of 2006.

Cash Flows From Financing Activities

Financing activities provided $75.3 million of net cash in the first six months of 2007 compared with $250.3 million in the first six months of 2006. The $175.0 million decrease in cash provided by financing activities from 2006 was primarily the result of a net $153.7 million decrease in borrowing under the Company’s credit facilities. This decrease in borrowing was primarily due to use of the Company’s credit facilities in 2006 to finance the acquisition of Spaulding & Slye. Also, proceeds from stock issued under employee stock option and stock purchase programs decreased by $11.5 million over the comparable six-month periods, as more stock options were exercised by employees in the six months ended June 30, 2006 when compared with the six months ended June 30, 2007. Activities under our Board-approved share repurchase (purchases of $21.8 million and $20.4 million of shares in the first six months of 2007 and 2006, respectively) and dividend programs (payments of $12.1 million and $8.6 million in the first six months of 2007 and 2006, respectively) were relatively comparable between years.

Liquidity and Capital Resources

Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facility
On June 6, 2007, we amended our unsecured revolving credit facility to increase the facility to $575 million, improve the pricing, extend the term to June 2012 and modify other terms of the agreement. Pricing on the $575 million facility now ranges from LIBOR plus 47.5 basis points to LIBOR plus 80 basis points. As of June 30, 2007, our pricing on the revolving credit facility was LIBOR plus 47.5 basis points. This facility will continue to be utilized for working capital needs (including payment of accrued bonus compensation during the first quarter of each year), co-investment activity, share repurchases and dividend payments, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the facility will fluctuate based on our level of borrowing needs. We also have capacity to borrow up to an additional $46.3 million under local overdraft facilities.

As of June 30, 2007, we had $117.7 million outstanding under the revolving credit facility. The average borrowing rate on the revolving credit agreement was 5.6% in the second quarter of 2007, as compared with an average borrowing rate of 5.2% in the second quarter of 2006. We also had short-term borrowings (including capital lease obligations) of $30.2 million outstanding at June 30, 2007, with $17.3 million of those borrowings attributable to local overdraft facilities.

With respect to the revolving credit facility, we must maintain a consolidated net worth of at least $600 million, a leverage ratio not exceeding 3.5 to 1, and a minimum interest coverage ratio of 2.5 to 1. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment and acquisition. We are in compliance with all covenants as of June 30, 2007.

The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2006 or the first six months of 2007, and none were outstanding as of June 30, 2007.

We believe that the revolving credit facility, together with local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, co-investment activity, share repurchases and dividend payments, capital expenditures and acquisitions.

Co-investment Activity
With respect to our co-investment activity, we had total investments and loans of $130.7 million as of June 30, 2007 in approximately 30 separate property or fund co-investments. Within this $130.7 million are loans of $3.5 million to real estate ventures which bear an 8.0% interest rate and are to be repaid by 2008.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005.  LIC I is fully committed to underlying real estate ventures. At June 30, 2007, our maximum potential unfunded commitment to LIC I is euro 33.4 million ($45.3 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments.  At June 30, 2007, LIC II has unfunded capital commitments for future fundings of co-investments of $308.2 million, of which our 48.78% share is $150.3 million. The $150.3 million commitment is part of our maximum potential unfunded commitment to LIC II at June 30, 2007 of $454.0 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital.

As of June 30, 2007, LIC I maintains a euro 25 million ($33.9 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses become triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 12.0 million ($16.2 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.6 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 33.4 million ($45.3 million) and to LIC II of $454 million. As of June 30, 2007, LIC I had euro 5.4 million ($7.3 million) of outstanding borrowings on the LIC I Facility, and LIC II had $7.5 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $12.9 million at June 30, 2007.

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

Share Repurchase and Dividend Programs
We repurchased 220,581 shares in the first six months of 2007 at an average price of $98.90 per share under a share repurchase program approved by our Board of Directors on September 15, 2005. Board approval allows for purchase of our outstanding common stock in the open market and in privately negotiated transactions. Under our current share repurchase program, we are authorized to repurchase up to 2,000,000 shares, of which 1,641,681 total shares have been repurchased through June 30, 2007. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. We have repurchased a total of 4,970,232 shares since the first repurchase program approved by our Board of Directors on October 30, 2002. See Part II, Item 2, for additional details regarding our share repurchase activity in the first six months of 2007.

In May 2007, the Company’s Board of Directors declared a semi-annual cash dividend of $0.35 per common share. Dividend payments totaling $12.1 million were made on June 15, 2007 to holders of record at the close of business on May 15, 2007. This includes a dividend-equivalent of $0.35 per share paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan, resulting in $0.9 million of dividend-equivalent payments. The current dividend plan approved by the Board anticipates a total annual dividend of $0.70 per common share, however there can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by the Company's Board of Directors.

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

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our revolving multi-currency credit facility that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the revolving credit facility were $275.1 million during the three months ended June 30, 2007, and the effective interest rate on that facility was 5.6%. As of June 30, 2007, we had $117.7 million outstanding under the revolving credit facility. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2006 or the first six months of 2007, and we had no such agreements outstanding at June 30, 2007.

Foreign Exchange

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenues outside of the United States totaled 64% and 49% of our total revenues for the six months of 2007 and 2006, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound (17% of revenues for the six months of 2007) and the euro (16% of revenues for the first six months of 2007).

We mitigate our foreign currency exchange risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs. The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our translation exposure to British pounds.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At June 30, 2007, we had forward exchange contracts in effect with a gross notional value of $596.6 million ($572.5 million on a net basis) with a market and carrying gain of $5.6 million. This carrying gain is offset by a carrying loss in associated intercompany loans such that the net impact to earnings is not significant.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of June 30, 2007, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

See Note 12 of the notes to consolidated financial statements for discussion of the Company’s legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2006.

Item 2.	Share Repurchases

The following table provides information with respect to approved share repurchase programs for Jones Lang LaSalle:

	Total number of shares purchased	Average price paid per share (1)	Cumulative number of shares purchased as part of publicly announced plan	Shares remaining to be purchased under plan (2)

January 1, 2007 –
January 31, 2007	—	—	1,421,100	578,900

February 1, 2007 –
February 28, 2007	—	—	1,421,100	578,900

March 1, 2007 –
March 31, 2007	220,581	$98.90	1,641,681	358,319

April 1, 2007 –
April 30, 2007	—	—	1,641,681	358,319

May 1, 2007 –
May 31, 2007	—	—	1,641,681	358,319

June 1, 2007 –
June 30, 2007	—	—	1,641,681	358,319

Total	220,581	$98.90

(1)   Total average price paid per share is a weighted average for the six month period.

(2)   Since October 2002, our Board of Directors has approved four share repurchase programs. Each succeeding program has replaced the prior repurchase program, such that the program approved on September 15, 2005 is the only repurchase program in effect as of June 30, 2007. Board approval allows for purchase of our outstanding common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans. Given that shares repurchased under each of the programs are not cancelled, but are held by one of our subsidiaries, we include them in our equity account. However, these shares are excluded from our share count for purposes of calculating earnings per share. The following table details the activities for each of our approved share repurchase programs:

Repurchase Plan Approval Date	Shares Approved for Repurchase	Shares Repurchased through June 30, 2007

October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	1,128,551
September 15, 2005	2,000,000	1,641,681
		4,970,232

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 30, 2007, the following business was conducted:

A.	Shareholders elected six directors as follows for a one year term expiring at the 2008 Annual Meeting of Shareholders:

	Votes For	Votes Against
Henri-Claude de Bettignies	30,550,661	914,192
Darryl Hartley-Leonard	31,001,825	463,028
Sir Derek Higgs	28,487,313	2,977,540
Lauralee E. Martin	28,930,587	2,534,266
Alain Monié	31,012,492	452,361
Thomas C. Theobald	30,927,154	537,699

B.	Shareholders ratified the appointment of KPMG LLP as the Company's independent registered public accounting firm for the year ending December 31, 2007 as follows:

Votes For: 30,749,906	(83.63% of outstanding shares)
Votes Against: 688,306
Votes Abstained: 26,644

C.	Shareholders approved amendments of the performance-based award provisions used to determine executive compensation under our Stock Award and Incentive Plan.

Votes For: 25,070,380	(68.18% of outstanding shares)
Votes Against: 2,112,110
Votes Abstained: 39,604
Broker Non-vote: 4,242,760

Item 5.	Other Information

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

We maintain a corporate governance section on our public web site which includes key information about our corporate governance initiatives, such as our Corporate Governance Guidelines, Charters for the three Committees of our Board of Directors, a Statement of Qualifications of Members of the Board of Directors and our Code of Business Ethics. The Board of Directors regularly reviews corporate governance developments and modifies our Guidelines and Charters as warranted. The corporate governance section can be found on our web site at www.joneslanglasalle.com by clicking “Investor Relations” and then “Board of Directors and Corporate Governance.”

Election of New Board Member; Board Committee Memberships

On July 11, 2007, David B. Rickard was elected as an independent, non-executive member of the Company’s Board of Directors. He will also serve on each of the Audit Committee and the Nominating and Governance Committee of the Board.  The Board has determined that Mr. Rickard qualifies as an “audit committee financial expert” under the rules of the United States Securities and Exchange Commission. Mr. Rickard has served as the Executive Vice President, Chief Financial Officer and Chief Administrative Officer of CVS Caremark Corporation since 1999. Prior to joining CVS Caremark, Mr. Rickard was the Senior Vice President and Chief Financial Officer of RJR Nabisco Holdings Corporation. His appointment brings the Jones Lang LaSalle Board to a total of nine Directors.

In addition to Mr. Rickard, the current members of our Board are Henri-Claude de Bettignies, Colin Dyer (President and Chief Executive Officer), Darryl Hartley-Leonard, Sir Derek Higgs, Lauralee E. Martin (Chief Operating and Financial Officer), Alain Monié, Sheila A. Penrose (non-executive Chairman) and Thomas C. Theobald.

Effective July 24, 2007, the current membership of each Committee of the Board of Directors is as follows:

Audit Committee
Sir Derek Higgs, Chair
Darryl Hartley-Leonard
Sheila A. Penrose
David B. Rickard

Compensation Committee
Thomas C. Theobald, Chair
Henri-Claude de Bettignies
Sir Derek Higgs
Alain Monié
Sheila A. Penrose

Nominating and Governance Committee
Sheila A. Penrose, Chair
Henri-Claude de Bettignies
Darryl Hartley-Leonard
Sir Derek Higgs
Alain Monié
David B. Rickard
Thomas C. Theobald

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

We discuss those risks, uncertainties and other factors in (i) our Annual Report on Form 10-K for the year ended December 31, 2006 in Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (ii) in this Quarterly Report on Form 10-Q in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (iii) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of August, 2007.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin

By: Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and Principal Financial Officer)

Item 6.	Exhibits

Exhibit Number	Description

10.1
Amended and Restated Multicurrency Credit Agreement, dated June 6, 2007 among Jones Lang LaSalle Finance B.V., a subsidiary of the Company, the Company and certain of its other subsidiaries, as guarantors, the banks party thereto, and Bank of Montreal, as Administrative Agent. Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the company on June 8, 2006 (SEC File No. 001-13145)

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