Form 10-Q
period 2007-09-30
JONES LANG LASALLE INC
filed 2007-11-05
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on October 26, 2007 was 37,032,324 which includes 4,970,232 shares held by a subsidiary of the registrant.

Part I	Financial Information
Item 1.	Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
($ in thousands, except share data)

	September 30, 2007	December 31,
Assets	(unaudited)	2006
Current assets:
Cash and cash equivalents	$48,172	50,612
Trade receivables, net of allowances of $17,156 and $7,845	656,193	630,121
Notes and other receivables	46,433	30,079
Prepaid expenses	29,348	28,040
Deferred tax assets	52,382	49,230
Other assets	30,010	19,363
Total current assets	862,538	807,445

Property and equipment, net of accumulated depreciation of $193,116 and $181,959	165,484	120,376
Goodwill, with indefinite useful lives, net of accumulated amortization of $39,649 and $38,701	617,748	520,478
Identified intangibles, with finite useful lives, net of accumulated amortization of $66,257 and $58,594	40,055	37,583
Investments in real estate ventures	134,076	131,789
Long-term receivables, net	32,884	29,781
Deferred tax assets	41,512	37,465
Other assets, net	48,288	45,031
	$1,942,585	1,729,948

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$194,971	221,356
Accrued compensation	470,731	514,586
Short-term borrowings	34,520	17,738
Deferred tax liabilities	2,245	1,426
Deferred income	25,541	31,896
Other current liabilities	44,661	43,444
Total current liabilities	772,669	830,446

Credit facilities	83,561	32,398
Deferred tax liabilities	6,978	648
Deferred compensation	49,937	30,668
Pension liability	20,581	19,252
Deferred business acquisition obligations	47,174	34,178
Other noncurrent liabilities	43,254	31,978
Total liabilities	1,024,154	979,568

Commitments and contingencies

Minority interest	10,236	—
Shareholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 37,022,323 and 36,592,864 shares issued and outstanding	370	366
Additional paid-in capital	664,791	676,270
Retained earnings	396,234	255,914
Shares held by subsidiary	(219,359)	(197,543)
Shares held in trust	(1,894)	(1,427)
Accumulated other comprehensive income	68,053	16,800
Total shareholders’ equity	908,195	750,380
	$1,942,585	1,729,948

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Earnings
For the Three and Nine Months Ended September 30, 2007 and 2006
($ in thousands, except share data) (unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Revenue	$624,151	462,317	1,790,291	1,309,204

Operating expenses:
Compensation and benefits	412,920	313,711	1,174,842	863,326
Operating, administrative and other	132,828	99,796	375,082	284,353
Depreciation and amortization	13,893	11,523	38,828	31,877
Restructuring credits	—	—	(411)	(670)
Operating expenses	559,641	425,030	1,588,341	1,178,886

Operating income	64,510	37,287	201,950	130,318

Interest expense, net of interest income	4,378	4,112	10,046	11,799
Gain on sale of investments	—	—	6,129	—
Equity in earnings from real estate ventures	4,979	773	11,480	9,422

Income before provision for income taxes and minority interest	65,111	33,948	209,513	127,941

Provision for income taxes	17,384	9,251	55,940	33,648
Minority interest, net of tax	1,197	—	1,197	—

Net income before cumulative effect of change in accounting principle	46,530	24,697	152,376	94,293
Cumulative effect of change in accounting principle, net of tax	—	—	—	1,180

Net income	$46,530	24,697	152,376	95,473

Net income available to common shareholders (Note 9)	$46,530	24,697	151,704	94,951

Basic earnings per common share	$1.44	0.77	4.73	2.99

Basic weighted average shares outstanding	32,416,773	32,106,994	32,060,102	31,771,247

Diluted earnings per common share	$1.38	0.73	4.50	2.85

Diluted weighted average shares outstanding	33,610,782	33,751,054	33,701,963	33,319,566

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2007
($ in thousands, except share data) (unaudited)

	Common Stock		Additional Paid-In	Retained	Shares Held by	Shares Held in	Accumulated Other Comprehensive
	Shares (1)	Amount	Capital	Earnings	Subsidiary	Trust	Income	Total

Balances at December 31, 2006	36,592,864	$366	676,270	255,914	(197,543)	(1,427)	16,800	$750,380

Net income	—	—	—	152,376	—	—	—	152,376

Shares issued under stock compensation programs	857,778	8	(21,341)	—	—	—	—	(21,333)

Tax benefits of vestings and exercises	—	—	25,807	—	—	—	—	25,807

Amortization of stock compensation	—	—	28,395	—	—	—	—	28,395

Retirement of shares (1)	(428,319)	(4)	(44,340)	—	—	—	—	(44,344)

Shares acquired by subsidiary (1)	—	—	—	—	(21,816)	—	—	(21,816)

Shares held in trust	—	—	—	—	—	(467)	—	(467)

Dividends declared	—	—	—	(12,056)	—	—	—	(12,056)

Reclassification adjustment for gain on sale of available-for-sale securities realized in net income	—	—	—	—	—	—	(2,256)	(2,256)

Foreign currency translation adjustments	—	—	—	—	—	—	53,509	53,509

Balances at September 30, 2007	37,022,323	$370	664,791	396,234	(219,359)	(1,894)	68,053	$908,195

(1)
The 428,319 shares repurchased under our share repurchase programs in the third quarter of 2007 were canceled. The 220,581 shares repurchased under our share repurchase programs in the first six months of 2007 were not canceled, but are held by one of our subsidiaries. At September 30, 2007, 4,970,232 shares are held by one of our subsidiaries and are included in the 37,022,323 total shares outstanding, but are deducted from shares outstanding for purposes of calculating earnings per share.

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
($ in thousands) (unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

Cash flows from operating activities:
Net income	$152,376	95,473
Reconciliation of net income to net cash operating activities:
Cumulative effect of change in accounting principle, net of tax	—	(1,180)
Depreciation and amortization	38,828	31,877
Equity in earnings from real estate ventures	(11,480)	(9,422)
Gain on sale of investments	(6,129)	—
Operating distributions from real estate ventures	10,592	15,243
Provision for loss on receivables and other assets	8,012	4,916
Minority interest	1,197	—
Amortization of deferred compensation	31,068	26,931
Amortization of debt issuance costs	438	519
Change in:
Receivables	(41,443)	(68,752)
Prepaid expenses and other assets	(13,325)	(10,878)
Deferred tax assets, net	(798)	(448)
Excess tax benefits from share-based payment arrangements	(25,807)	(24,475)
Accounts payable, accrued compensation and other accrued liabilities	9,889	94,380
Net cash provided by operating activities	153,418	154,184

Cash flows from investing activities:
Net capital additions – property and equipment	(71,320)	(44,126)
Business acquisitions	(86,984)	(182,663)
Capital contributions and advances to real estate ventures	(26,841)	(58,733)
Distributions, repayments of advances and sale of investments	34,523	16,551
Net cash used in investing activities	(150,622)	(268,971)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	763,835	715,277
Repayments of borrowings under credit facilities	(695,329)	(584,454)
Shares repurchased for payment of employee taxes on stock awards	(29,282)	(17,288)
Shares repurchased under share repurchase program	(66,160)	(29,689)
Excess tax benefits from share-based payment arrangements	25,807	24,475
Common stock issued under stock option plan and stock purchase programs	7,949	20,504
Payment of dividends	(12,056)	(8,636)
Net cash (used in) provided by financing activities	(5,236)	120,189

Net (decrease) increase in cash and cash equivalents	(2,440)	5,402
Cash and cash equivalents, January 1	50,612	28,658
Cash and cash equivalents, September 30	$48,172	34,060

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,548	12,751
Income taxes, net of refunds	39,624	27,562
Non-cash financing activities:
Deferred business acquisition obligations	12,996	32,069

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

(1) Interim Information

Our consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited; however, in the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods.

Historically, our revenue and profits have tended to be higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant throughout the year. Our Investment Management segment earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains, generally when assets are sold, the timing of which is geared towards the benefit of our clients. Within our Investor and Occupier Services segments, expansion of capital markets activities has an increasing impact on comparability between reporting periods, as the timing of recognition of revenues relates to the size and timing of our clients’ transactions. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As a result, the results for the periods ended September 30, 2007 and 2006 are not indicative of the results to be obtained for the full fiscal year.

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

The Company recognizes interest accrued and penalties, if any, related to income taxes as a component of income tax expense. As of January 1, 2007, $0.3 million of interest expense and no penalties were accrued. As of September 30, 2007, $0.4 million of interest expense and no penalties were accrued.

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

Investment Company Accounting
In June 2007, the AICPA issued Statement of Position (“SOP”) 07–1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies,” to be effective beginning January 1, 2008. Management has not yet determined the applicability of SOP 07-1 to the Company’s investments in real estate ventures and what impact, if any, the application of SOP 07-1 would have on our consolidated financial statements. In October 2007, the FASB added a project to its agenda to delay the effective date of SOP 07-1 indefinitely.

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

Construction management fees, which are gross construction services revenues net of subcontract costs, were $2.3 million and $2.5 million for the three months ended September 30, 2007 and 2006, respectively, and $7.2 million and $9.0 million for the nine months ended September 30, 2007 and 2006, respectively.

Gross construction services revenues totaled $44.2 million and $36.9 million for the three months ended September 30, 2007 and 2006, respectively, and $128.6 million and $103.7 million for the nine months ended September 30, 2007 and 2006, respectively. Subcontract costs totaled $41.9 million and $34.4 million, for the three months ended September 30, 2007 and 2006, respectively, and $121.4 million and $94.7 million for the nine months ended September 30, 2007 and 2006, respectively.

We include costs in excess of billings on uncompleted construction contracts of $9.3 million and $3.2 million in “Trade receivables,” and billings in excess of costs on uncompleted construction contracts of $5.5 million and $6.6 million in “Deferred income,” respectively, in our September 30, 2007 and December 31, 2006 consolidated balance sheets.

In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contracts. We follow the guidance of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” when accounting for reimbursable personnel and other costs. We report a contract that provides a fixed fee billing, fully inclusive of all personnel or other recoverable expenses incurred but not separately scheduled, on a gross basis. When accounting on a gross basis, our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client.

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

Most of our service contracts use the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. These costs aggregated approximately $174.1 million and $139.6 million for the three months ended September 30, 2007 and 2006, respectively, and approximately $537.0 million and $443.4 million for the nine months ended September 30, 2007 and 2006, respectively.  This treatment has no impact on operating income, net income or cash flows.

(4) Business Segments

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe, Middle East and Africa (“EMEA”) and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "transaction services") and property management, facilities management, project and development management, energy management and sustainability and construction management services (collectively "management services").

Total revenue by industry segment includes revenue derived from services provided to other segments. Operating income represents total revenue less direct and indirect allocable expenses. We allocate all expenses, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate global overhead. We allocate these corporate global overhead expenses to the business segments based on the relative operating income of each segment.

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

The following table summarizes unaudited financial information by business segment for the three and nine months ended September 30, 2007 and 2006 ($ in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
Investor and Occupier Services	2007	2006	2007	2006
Americas
Revenue:
Transaction services	$93,242	75,159	251,001	189,906
Management services	87,436	71,774	244,388	198,836
Equity earnings	1,262	373	1,682	657
Other services	6,026	2,823	18,161	8,256
	187,966	150,129	515,232	397,655
Operating expenses:
Compensation, operating and administrative services	161,285	128,159	450,959	358,097
Depreciation and amortization	6,501	5,852	18,507	16,435
Operating income	$20,180	16,118	45,766	23,123

EMEA
Revenue:
Transaction services	$184,061	138,448	484,102	326,933
Management services	37,836	27,812	105,100	71,595
Equity earnings (losses)	174	22	(21)	(284)
Other services	2,774	3,406	9,542	10,771
	224,845	169,688	598,723	409,015
Operating expenses:
Compensation, operating and administrative services	205,892	152,518	541,448	386,113
Depreciation and amortization	4,704	3,518	13,151	8,867
Operating income	$14,249	13,652	44,124	14,035

Asia Pacific
Revenue:
Transaction services	$74,008	45,019	275,916	118,856
Management services	58,054	32,769	150,130	88,650
Equity earnings (losses)	253	(135)	485	1,714
Other services	1,702	622	5,112	3,319
	134,017	78,275	431,643	212,539
Operating expenses:
Compensation, operating and administrative services	124,764	78,339	377,480	206,639
Depreciation and amortization	2,368	1,819	5,998	5,579
Operating income (loss)	$6,885	(1,883)	48,165	321

Investment Management
Revenue:
Transaction and other services	$9,336	4,218	17,267	19,153
Advisory fees	63,643	45,595	171,856	126,947
Incentive fees	6,033	14,672	57,716	145,982
Equity earnings	3,290	513	9,334	7,335
	82,302	64,998	256,173	299,417
Operating expenses:
Compensation, operating and administrative services	53,808	54,491	180,038	196,830
Depreciation and amortization	319	334	1,171	996
Operating income	$28,175	10,173	74,964	101,591

Segment Reconciling Items:
Total segment revenue	$629,130	463,090	1,801,771	1,318,626
Reclassification of equity earnings	(4,979)	(773)	(11,480)	(9,422)
Total revenue	624,151	462,317	1,790,291	1,309,204

Total segment operating expenses	559,641	425,030	1,588,752	1,179,556
Restructuring credits	—	—	(411)	(670)

Operating income	$64,510	37,287	201,950	130,318

(5) Investments in Real Estate Ventures

As of September 30, 2007, we had total investments and loans of $134.1 million in approximately 35 separate property or fund co-investments. Within this $134.1 million are loans of $3.1 million to real estate ventures which bear an 8.0% interest rate and are to be repaid by 2008.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At September 30, 2007, our maximum potential unfunded commitment to LIC I is euro 35.5 million ($50.7 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, consists of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At September 30, 2007, LIC II has unfunded capital commitments for future funding of co-investments of $325.0 million, of which our 48.78% share is $158.5 million. The $158.5 million commitment is part of our maximum potential unfunded commitment to LIC II at September 30, 2007 of $450.3 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures in which they have invested are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital.

As of September 30, 2007, LIC I maintains a euro 25 million ($35.7 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 12.0 million ($17.1 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.6 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 35.5 million ($50.7 million) and to LIC II of $450.3 million. As of September 30, 2007, LIC I had euro 0.9 million ($1.2 million) of outstanding borrowings on the LIC I Facility, and LIC II had $38.1 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $11.5 million at September 30, 2007.

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

We apply the provisions of APB 18, SAB 59, and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We recorded no impairment charges in the first nine months of 2007 or 2006.

(6) Business Combinations, Goodwill, and Other Intangible Assets

We have $657.8 million of unamortized identified intangibles and goodwill as of September 30, 2007 that are subject to the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $657.8 million of unamortized intangibles and goodwill, $617.7 million represents goodwill with indefinite useful lives, which we ceased amortizing beginning January 1, 2002. We will amortize the remaining $40.1 million of identifiable intangibles (principally representing customer relationships and management contracts acquired) over their remaining finite useful lives.

In the first quarter of 2007, we acquired 100% interests in each of NSC Corporate, a leading Western Australian agency business, and Hargreaves Goswell, a London agency business. In addition to cash paid at closing, the terms of each transaction included provisions for future consideration subject to certain provisions. We recorded the fair value of future consideration which is subject only to the passage of time as “Deferred business acquisition obligations” on our consolidated balance sheet. We have recorded the fair value of the contract pipeline acquired and certain restrictive agreements as identifiable intangibles with finite useful lives; we attributed the remaining direct costs of acquisition to goodwill. Payment of an earn-out provision in the NSC Corporate acquisition is subject to the achievement of certain performance conditions, which we will record to goodwill at the time those conditions are met; we will not record the earn-out if the related conditions are not achieved. We record additional future consideration subject to employment-related provisions in the Hargreaves Goswell acquisition as compensation expense over the term of those provisions. Also, in the first quarter of 2007, we finalized the purchase accounting allocations for the 2006 Spaulding & Slye acquisition, which included additions to goodwill in the Americas segment.

In the second quarter of 2007, we acquired 100% interests in each of Troostwijk Makelaars, an independent property advisor firm based in the Netherlands that specializes in leasing, capital markets, and advisory and research services, and KHK Group, an English project and development services business. Terms for the two transactions included cash paid at closing totaling approximately $45.6 million, with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Additional consideration subject only to the passage of time and scheduled to be paid in 2010 is recorded in “Deferred business acquisition obligations” on our consolidated balance sheet at a current fair value of $3.5 million. Earn-out payments are subject to the achievement of certain performance conditions, and will be recorded at the time those conditions are met; we will record each earn-out only if the related conditions are achieved. Intangible assets with finite useful lives, including the value of contract pipeline and certain restrictive agreements, were attributed a total value of $2.7 million, and will be amortized over lives of up to three years. We attributed the remaining direct costs of acquisition to goodwill. Each acquisition also includes provisions for future consideration subject to employment-related conditions, the total of which is up to $9.4 million to be recorded as compensation expense over the next three years.

In the third quarter of 2007, we acquired a 44.8% interest in a firm formerly known as Trammell Crow Meghraj (“TCM”), one of the largest privately held real estate services companies in India, for approximately $28.1 million. We intend to legally merge TCM into our preexisting India business upon local regulatory approval, which is expected in the coming months, and have agreed to acquire the remaining shareholder interests in 2010 and 2012 based on the values of those shares, as defined, at the end of 2009 and 2011, respectively. The acquisition of TCM significantly expands our presence in the growing Indian market; the combined business will operate under the name Jones Lang LaSalle Meghraj, with approximately 2,800 employees in offices in ten cities in India, and 44 million square feet under management across India. Based on the contractual terms of the transaction, the financial results of the former TCM were consolidated in our consolidated financial statements upon acquisition in the beginning of the third quarter of 2007. Intangible assets with finite useful lives, including the value of the contract pipeline, certain restrictive agreements and brand name, were attributed a total value of $2.4 million, and will be amortized over lives of up to six years.  The TCM acquisition resulted in the addition of approximately $23.7 million of goodwill.

Also in the third quarter of 2007, we acquired a 100% interest in Camilli & Veiel, a German-based commercial investment and leasing firm, a 49% interest in a Finnish real estate services firm which previously operated under the licensed name GVA, and a 100% interest in Zietsman Realty Partners, a California-based real estate services and money management firm. Terms of these transactions included cash paid at closing totaling approximately $10.2 million, with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Earn-out payments are subject to the achievement of certain performance conditions, which we will record at the time those conditions are met; we will record each earn-out only if the related conditions are achieved. Under the terms of the GVA purchase agreement, we expect to acquire the remaining 51% in 2008. Intangible assets with finite useful lives, including the value of the contract pipeline and certain restrictive agreements, were attributed a total value of $0.8 million, and will be amortized over lives of up to four years. These transactions resulted in approximately $7.7 million of goodwill.

We have completed the acquisitions of 13 businesses since January 1, 2006. Eleven of the acquisitions have provided for potential earn-out payments subject to the achievement of certain performance conditions. For nine of those acquisitions, the maximum amount of the potential earn-out payments to be recorded to goodwill in future periods is $79.5 million. We expect those amounts will come due at various times over the next seven years. For the other two of those acquisitions, the amounts of the earn-out payments are based on formulas and are not quantifiable at this time.

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2007	$328,628	104,494	95,563	30,494	559,179
Additions	1,037	58,037	26,971	—	86,045
Impact of exchange rate movements	—	5,272	5,895	1,006	12,173

Balance as of September 30, 2007	329,665	167,803	128,429	31,500	657,397

Accumulated Amortization

Balance as of January 1, 2007	$(15,457)	(6,429)	(7,038)	(9,777)	(38,701)
Impact of exchange rate movements	—	(377)	(413)	(158)	(948)

Balance as of September 30, 2007	(15,457)	(6,806)	(7,451)	(9,935)	(39,649)

Net book value as of September 30, 2007	$314,208	160,997	120,978	21,565	617,748

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Service
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount

Balance as of January 1, 2007	$82,929	4,449	2,965	5,834	96,177
Additions	—	3,994	4,205	—	8,199
Impact of exchange rate movements	—	1,070	603	263	1,936

Balance as of September 30, 2007	82,929	9,513	7,773	6,097	106,312

Accumulated Amortization

Balance as of January 1, 2007	$(47,127)	(2,668)	(2,965)	(5,834)	(58,594)
Amortization expense	(4,913)	(1,187)	(688)	—	(6,788)
Impact of exchange rate movements	—	(182)	(430)	(263)	(875)

Balance as of September 30, 2007	(52,040)	(4,037)	(4,083)	(6,097)	(66,257)

Net book value as of September 30, 2007	$30,889	5,476	3,690	—	40,055

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2007 (remaining three months)	$3.0
2008	9.6
2009	6.0
2010	4.6
2011	4.0
2012	3.5
Thereafter	9.4
Total	$40.1

(7) Stock-based Compensation

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

Restricted Stock Unit Awards

Along with cash-based salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program for Company officers, managers and professionals.

Restricted stock unit activity for the three months ended September 30, 2007 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at June 30, 2007	2,648.3	$52.97
Granted	19.0	109.51
Vested	(845.9)	36.81
Forfeited	(26.2)	56.53
Unvested at September 30, 2007	1,795.2	$61.13	1.65 years	$74.7

Restricted stock unit activity for the nine months ended September 30, 2007 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at January 1, 2007	2,116.5	$40.29
Granted	617.2	96.40
Vested	(880.0)	36.54
Forfeited	(58.5)	48.86
Unvested at September 30, 2007	1,795.2	$61.13	1.65 years	$74.7
Unvested shares expected to vest	1,685.2	$60.45	1.60 years	$71.3

Compensation expense for restricted stock units included in the “Compensation and benefits” line of the consolidated statement of earnings was $7.9 million and $11.3 million for the three months ended September 30, 2007 and 2006, respectively, and was $28.5 million and $28.6 million for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, there was $57.7 million of remaining unamortized deferred compensation related to unvested restricted stock units. This cost will be recognized over the remaining contractual lives of the awards.

Approximately 880,000 restricted stock unit awards vested during the first nine months of 2007, having an aggregate fair value of $99.1 million and intrinsic value of $67.0 million. For the same period in 2006, approximately 746,100 restricted stock unit awards vested having an aggregate fair value of $64.1 million and intrinsic value of $45.4 million. As a result of these vesting events, we recognized tax benefits of $22.6 million and $14.7 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Stock option activity for the three months ending September 30, 2007 is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at June 30, 2007	214.1	$19.52
Granted	—	—
Exercised	(17.7)	23.22
Forfeited	(5.0)	23.00
Outstanding at September 30, 2007	191.4	$19.08	2.44 years	$16.0

Stock option activity for the nine months ending September 30, 2007 is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at January 1, 2007	311.3	$18.28
Granted	—	—
Exercised	(113.9)	16.77
Forfeited	(6.0)	21.21
Outstanding at September 30, 2007	191.4	$19.08	2.44 years	$16.0
Exercisable at September 30, 2007	189.1	$19.12	2.40 years	$15.8

As of September 30, 2007, we have approximately 191,400 options outstanding, of which approximately 2,300 options were unvested. We recognized less than $0.02 million in compensation expense related to the unvested options for the first nine months of 2007. Less than $0.01 million of compensation cost remains to be recognized on unvested options through 2008.

The following table summarizes option exercises during the three and nine months ended September 30, 2007 and 2006 ($ in millions):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Number of options exercised	17,723	100,451	113,920	689,830

Intrinsic value	$1.4	6.4	9.8	33.6
Cash received from options exercised	0.8	1.9	4.9	14.2
Tax benefit realized from option exercises	0.6	2.4	3.5	12.7

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan - In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S.-based employees. Under the current plan, we enhance employee contributions for stock purchases through an additional contribution of a 5% discount on the purchase price as of the end of a program period. Program periods are now three months each. Employee contributions and our contributions vest immediately. Since its inception, 1,365,499 shares have been purchased under the program through September 30, 2007. In the third quarter of 2007, 12,477 shares having a grant date market value of $102.76 were purchased under the program. For the nine months ended September 30, 2007, 42,443 shares having a weighted average grant date market value of $106.32 were issued under the program. We do not record any compensation expense with respect to this program.

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

Net periodic pension cost consisted of the following for the three and nine months ended September 30, 2007 and 2006 ($ in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Employer service cost - benefits earned during the year	$1,025	910	3,025	2,655
Interest cost on projected benefit obligation	2,665	2,313	7,869	6,740
Expected return on plan assets	(3,187)	(2,670)	(9,411)	(7,779)
Net amortization/deferrals	501	538	1,482	1,566
Recognized actual loss	19	57	56	168
Net periodic pension cost	$1,023	1,148	3,021	3,350

We have made $4.3 million of payments to our defined benefit pension plans in the nine month period ending September 30, 2007.   We expect to contribute a total of $6.0 million to our defined benefit pension plans in 2007. We made $6.4 million of contributions to these plans in the twelve months ended December 31, 2006.

(9) Earnings Per Share and Net Income Available to Common Shareholders

We calculate earnings per share by dividing net income available to common shareholders by weighted average shares outstanding. To calculate net income available to common shareholders, we subtract dividend-equivalents (net of tax) to be paid on outstanding but unvested shares of restricted stock units from net income in the period the dividend is declared. We include in the calculations of net income available to common shareholders the dividend-equivalents of $0.7 million net of tax that we declared and paid in the second quarter of 2007, and $0.5 million net of tax that we declared and paid in second quarter of 2006.

The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive impact of common stock equivalents. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods. We did not include in weighted average shares outstanding the 4,970,232 or 4,349,651 shares that were held by one of our subsidiaries as of September 30, 2007 and 2006, respectively. See Part II, Item 2. Share Repurchases for additional information.

The following table details the calculations of basic and diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006 ($ in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net income before cumulative effect of change in accounting principle	$46,530	24,697	152,376	94,293
Cumulative effect of change in accounting principle, net of tax	—	—	—	1,180
Net income	$46,530	24,697	152,376	95,473
Dividends on unvested common stock, net of tax benefit	—	—	672	522
Net income available to common shareholders	$46,530	24,697	151,704	94,951

Basic weighted average shares outstanding	32,416,773	32,106,994	32,060,102	31,771,247
Basic income per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$1.44	0.77	4.75	2.97
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.04
Dividends on unvested common stock, net of tax benefit	—	—	(0.02)	(0.02)
Basic earnings per common share	$1.44	0.77	4.73	2.99

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Diluted weighted average shares outstanding	33,610,782	33,751,054	33,701,963	33,319,566
Diluted income per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$1.38	0.73	4.52	2.83
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.04
Dividends on unvested common stock, net of tax benefit	—	—	(0.02)	(0.02)
Diluted earnings per common share	$1.38	0.73	4.50	2.85

(10) Comprehensive Income

For the three and nine months ended September 30, 2007 and 2006, comprehensive income was as follows ($ in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net income	$46,530	24,697	152,376	95,473

Other comprehensive income:
Foreign currency translation adjustments	33,331	2,662	53,509	29,804
Unrealized holding (loss) gain on investments	—	(900)	—	1,905
Reclassification adjustment for gain on sale of available-for-sale securities realized in net income	—	—	(2,256)	—

Comprehensive income	$79,861	26,459	203,629	127,182

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

(12)  Subsequent Events

The Company announced in October 2007 that its Board of Directors has declared a semi-annual cash dividend of $0.50 per share of its Common Stock. The dividend payment will be made on December 14, 2007 to holders of record at the close of business on November 15, 2007.  A dividend-equivalent in the same amount also will be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

In October 2007, we acquired a 100% interest in Corporate Realty Advisors (CRA), one of North Carolina’s leading corporate advisory services and tenant representation firms co-headquartered in Charlotte and Raleigh. CRA will expand our Carolinas team that currently offers a broad platform of transaction, facility management, project management and hotel investment services. In November 2007, we acquired a 100% interest in the New Jersey operations of the former Lee & Klatskin Associates, the premier provider of integrated industrial real estate services in New Jersey. The acquisition bolsters our presence in New Jersey and in the industrial services sector by establishing integrated industrial services capabilities with the state’s leading industrial real estate services provider.  New Jersey is the fourth largest industrial market in the United States and the premier industrial market in the Northeast region. Terms for the two transactions included cash paid at closing totaling approximately $13.6 million, with provisions for additional consideration and earn-outs subject to certain contract provisions and performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and nine months ended September 30, 2007, included herein, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, which have been filed with the SEC as part of our 2006 Annual Report on Form 10-K and are also available on our web site (www.joneslanglasalle.com).

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

Interim Period Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which we typically pay to our employees in the first quarter of the year after it is earned. In our interim financial statements, we accrue for most incentive compensation based on a percentage of compensation costs and an adjusted operating income recorded to date relative to forecasted compensation costs and adjusted operating income for the full year, as substantially all incentive compensation pools are based upon full year results. As noted in “Interim Information” of Note 1 of the notes to consolidated financial statements, quarterly revenues and profits have historically tended to be higher in the third and fourth quarters of each year than in the first two quarters. The impact of this incentive compensation accrual methodology is that we accrue smaller percentages of incentive compensation in the first half of the year, compared to the percentage of our incentive compensation we accrue in the third and fourth quarters. We adjust the incentive compensation accrual in those unusual cases where we have paid earned incentive compensation to employees. We exclude incentive compensation pools that are not subject to the normal performance criteria from the standard accrual methodology and accrue for them on a straight-line basis.

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

The table below sets forth the amortization expense related to the stock ownership program for the three and nine months ended September 30, 2007 and 2006 ($ in millions):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Current compensation expense amortization for prior year programs	$4.0	4.8	17.9	14.3
Current deferral net of related amortization	(4.4)	(0.7)	(19.5)	(13.6)

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the programs related to 2007 and 2006 are $10.1 million and $0.9 million, respectively, at September 30, 2007.

The table below sets out certain information related to the cost of this program for the three and nine months ended September 30, 2007 and 2006 ($ in millions):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Expense to Company	$4.1	3.5	11.8	10.0
Employee contributions	1.0	0.9	2.8	2.7
Adjustment to prior year reserve	—	0.1	(1.5)	(0.2)
Total program cost	$5.1	4.5	13.1	12.5

•    Workers’ Compensation Insurance – Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for worker’s compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. We accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue for the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income through the three months ended September 30, 2007 and 2006 were $3.4 million and $0.6 million, respectively. The credits taken to income through the nine months ended September 30, 2007 and 2006 were $4.9 million and $2.1 million, respectively.

The reserves, which can relate to multiple years, were $8.0 million and $8.4 million, as of September 30, 2007 and December 31, 2006, respectively.

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

The reserves estimated and accrued in accordance with SFAS 5 for self-insurance facilitated through our captive insurance company, which relate to multiple years, were $7.8 million and $9.3 million, net of receivables from third party insurers, as of September 30, 2007 and December 31, 2006, respectively.

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

Based on our forecasted results for the full year, we have estimated an effective tax rate of 26.7% for 2007. We believe that this is an achievable rate due to the mix of our income and the impact of tax planning activities. For the nine months ended September 30, 2006, we used an effective tax rate of 26.3%. The Company’s effective tax rate for 2006 was 26.7%.

Items Affecting Comparability

LaSalle Investment Management Revenues
Our money management business is in part compensated through the receipt of incentive fees where performance of underlying funds’ investments exceeds agreed-to benchmark levels. Depending upon performance and the contractual timing of measurement periods with clients, these fees can be significant and may vary substantially from period to period.

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

IOS Revenues
Expansion of our real estate investment banking and other capital markets activities within our Investor and Occupier Services businesses will tend to increase the revenues we receive that relate to the size and timing of our clients’ transactions. As we attempt to continue to expand these services, we would also expect the timing of recognition of these items to increasingly impact comparability between quarters, in any one year, or compared to a prior year. Fees from these services can be significant and may vary substantially from period to period.

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

Seasonality
Our revenue and profits tend to be significantly higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant throughout the year. Our Investment Management segment earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains, generally when assets are sold, the timing of which is geared towards the benefit of our clients. Within our IOS segments, expansion of capital markets activities has an increasing impact on comparability between reporting periods, as the timing of recognition of revenues relates to the size and timing of our clients’ transactions. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As a result, the results for the periods ended September 30, 2007 and 2006 are not indicative of the results to be obtained for the full fiscal year.

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

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

In order to provide more meaningful year-to-year comparisons of the reported results, we have included in the table below the U.S. dollar and local currency movements in the consolidated statements of earnings ($ in millions).

	Three Months	Three Months
	Ended	Ended			% Change
	September 30,	September 30,			in Local
	2007	2006	Increase in U.S. Dollars		Currency

Revenue	$624.1	462.3	161.8	35%	29%

Compensation and benefits	412.9	313.7	99.2	32%	26%
Operating, administrative and other	132.8	99.8	33.0	33%	28%
Depreciation and amortization	13.9	11.5	2.4	21%	17%
Total operating expenses	559.6	425.0	134.6	32%	26%

Operating income	$64.5	37.3	27.2	73%	68%

	Nine Months	Nine Months
	Ended	Ended			% Change
	September 30,	September 30,			in Local
	2007	2006	Increase in U.S. Dollars		Currency

Revenue	$1,790.3	$1,309.2	$481.1	37%	32%

Compensation and benefits	1,174.8	863.3	311.5	36%	31%
Operating, administrative and other	375.1	284.4	90.7	32%	27%
Depreciation and amortization	38.8	31.9	6.9	22%	18%
Restructuring credits	(0.4)	(0.7)	0.3	n.m.	n.m.
Total operating expenses	1,588.3	1,178.9	409.4	35%	31%

Operating income	$202.0	$130.3	$71.7	55%	53%
 (n.m. – not meaningful)

Revenue for the third quarter of 2007 was $624.1 million, an increase of $161.8 million, or 35% in U.S. dollars and 29% in local currencies. For the first nine months of 2007, revenue was $1,790.3 million, an increase of $481.1 million, or 37% in U.S. dollars and 32% in local currencies.  All investor and occupier service segments achieved robust revenue growth for both the third quarter and year-to-date 2007 compared with the same periods in the prior year. Revenue and operating income growth were particularly strong in the LaSalle Investment Management and Asia Pacific business segments during the third quarter of 2007.

Operating expenses were $559.6 million for the third quarter of 2007, an increase of 32% in U.S. dollars and 26% in local currencies. Operating expenses for the first nine months of 2007 were $1,588.3 million, an increase of 35% in U.S. dollars and 31% in local currencies. Continued additions to client-service staff, both through hiring and acquisitions, and the expansion of offices globally, contributed to increased operating expenses. Higher incentive compensation costs related to the strong revenue and profit performance also resulted in an increase to operating expenses.

Net interest expense was essentially unchanged from the third quarter of 2007 compared to the third quarter of 2006, and decreased $1.8 million, or 15%, in the first nine months of 2007 due to a decrease in average debt balances compared to 2006, which included the debt used to finance the Spaulding & Slye acquisition in January 2006. In 2007, the Company recognized gains of $6.1 million in the first nine months of 2007 for the sale of investments in LoopNet in the first quarter and SiteStuff, Inc. in the second quarter.

Minority interest expense for the third quarter of 2007 reflects the portion of earnings of consolidated subsidiaries which is allocable to third-party investors. The year-to-date effective tax rate the first nine months of 2007 was 26.7%, compared to 26.3% for the comparable period in 2006. The 26.7% effective tax rate is consistent with our full year 2006 effective tax rate and reflects our expected full year 2007 effective tax rate as a result of continued discipline in managing our global tax position.

Segment Operating Results

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe, Middle East and Africa (“EMEA”) and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets, real estate investment banking and valuation services (collectively "transaction services") and property management, facilities management, project and development management, energy management and sustainability and construction management services (collectively "management services").

We have not allocated “Restructuring credits” to the business segments for segment reporting purposes; therefore, these costs are not included in the discussions below. Also, for segment reporting we show “Equity in earnings (losses) from real estate ventures” within our revenue line, especially since it is a very integral part of our Investment Management segment.

Investor and Occupier Services

Americas
($ in millions)
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006	Increase

Revenue	$188.0	$150.1	$37.9	25%
Operating expense	167.8	134.0	33.8	25%
Operating income	$20.2	$16.1	$4.1

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006	Increase

Revenue	$515.2	$397.7	$117.5	30%
Operating expense	469.4	374.6	94.8	25%
Operating income	$45.8	$23.1	$22.7

In the Americas region, revenue for the third quarter of 2007 was $188.0 million, an increase of 25% over the prior year. Year-to-date revenue was $515.2 million, an increase of 30% over the same period in 2006. Revenue growth in the third quarter and year to date over the prior year was driven equally by Transaction Services and Management Services. The current quarter’s revenue growth benefited from an expanded list of corporate clients that resulted in account management revenue growth of 40% over the prior year. Capital Markets also continued its momentum from earlier in the year as revenue in the third quarter increased 41% over the prior year. The Public Institutions business had healthy growth over 2006, as revenue increased 80% for the third quarter and 40% year to date.

Total operating expenses for both the quarter and year to date increased 25% over the prior year due to the addition of a significant number of staff and higher incentive compensation expenses driven by growth in both revenue-generating activities and profit performance.

EMEA
($ in millions)
	Three Months	Three Months
	Ended	Ended			% Change
	September 30,	September 30,			in Local
	2007	2006	Increase in U.S. dollars		Currency

Revenue	$224.8	$169.7	$55.1	32%	23%
Operating expense	210.6	156.0	54.6	35%	26%
Operating income	$14.2	$13.7	$0.5

	Nine Months	Nine Months
	Ended	Ended			% Change
	September 30,	September 30,			in Local
	2007	2006	Increase in U.S. dollars		Currency

Revenue	$598.7	$409.0	$189.7	46%	35%
Operating expense	554.6	395.0	159.6	40%	30%
Operating income	$44.1	$14.0	$30.1

EMEA’s third quarter revenue was $224.8 million, an increase of 32%, and $598.7 million year to date, an increase of 46%  over 2006, with robust growth across all businesses. Transaction Services revenue grew 33% for the quarter and 48% year to date over the prior year, while Management Services revenue grew 36% for the quarter and 47% year to date.

Transaction Services revenue benefited from growth in Agency Leasing, Advisory Services and Capital Markets. Agency Leasing revenue increased 55% for the quarter and 38% year to date over 2006. The growth was driven by increased market share and strong underlying market conditions. Advisory Services revenue increased 68% and 77%  for the third quarter and year to date, respectively. Capital Markets revenue increased 11% for the quarter and 46% on a year-to-date basis. The Firm’s Capital Markets transaction volumes were up slightly during the quarter even though total transaction volumes for the European capital markets as a whole were down 11%. This performance reflects the growth in market share from both acquisitions and the hiring of new transactors. During the quarter, both the euro and pound sterling were approximately 8% stronger than the previous year, which contributed to the U.S. dollar revenue growth.

Geographically, all countries provided year-over-year revenue growth for both the quarter and year-to-date, led by England, Germany and Russia. England’s revenue increased 23% and 33% for the third quarter and year to date, respectively, compared with 2006, benefiting from investments made in 2006 and healthy growth in Management Services. Russia’s revenue more than doubled for both the quarter and year to date over the prior year, driven by the increased volume of completed valuations. Germany continued its momentum from earlier in the year as revenue increased 44% for the third quarter and 85% year to date. Included in EMEA’s prior year operating income results was the impact of a significant portfolio sale recorded in the Hotels business.

Operating expenses increased by 35% for the third quarter of 2007 compared with the prior year, and increased 40% on a year-to-date basis. The increase was due in part to acquisition and integration costs, additional operating costs of acquired companies, and staff additions to service clients and grow market share.

Asia Pacific
($ in millions)
	Three Months	Three Months
	Ended	Ended			% Change
	September 30,	September 30,			in Local
	2007	2006	Increase in U.S. dollars		Currency

Revenue	$134.0	$78.3	$55.7	71%	60%
Operating expense	127.1	80.2	46.9	58%	49%
Operating income (loss)	$6.9	$(1.9)	$8.8

	Nine Months	Nine Months
	Ended	Ended			% Change
	September 30,	September 30,	Increase in		in Local
	2007	2006	U.S. dollars		Currency

Revenue	$431.6	$212.5	$219.1	103%	94%
Operating expense	383.4	212.2	171.2	81%	72%
Operating income	$48.2	$0.3	$47.9

In Asia Pacific, revenue for the third quarter of 2007 was $134.0 million, an increase of 71% over the prior year. Year-to-date revenue was $431.6 million, an increase of 103% compared with the same period in 2006. This growth is the result of effective execution within improving markets and the acquisition closed in India early in the third quarter of 2007. The strong growth in both Transaction and Management Services revenue resulted from strategic investments made in the region’s healthy real estate markets.

Geographically, the most significant third quarter revenue contributions came both from growth markets (India, Japan, China and Korea) and core markets (Hong Kong, Singapore and Australia). Revenue from the growth markets more than doubled, led by Japan and India, while revenue for the core markets increased 48%, led by Australia. On a year-to-date basis, revenue from the growth markets was up over 100% and core markets’ revenue increased 39% compared with the same period in 2006. The third quarter results generated by the entire India business operating as Jones Lang LaSalle Meghraj are included in the region’s revenue and operating expenses from the date of acquisition in early July. However, because the acquisition was for an ownership share of less than 100%, the portion not belonging to the Firm is classified as a minority interest, net of tax, constituting an offset to net income in the consolidated statement of earnings.

Operating expenses for the region increased as a result of acquisition-related expenses and higher incentive compensation associated with revenue-generating activities.

Investment Management
($ in millions)
	Three Months	Three Months
	Ended	Ended			% Change
	September 30,	September 30,	Increase (Decrease)		in Local
	2007	2006	in U.S. dollars		Currency

Revenue	$79.0	$64.5	$14.5	22%	18%
Equity earnings	3.3	0.5	2.8	n.m.	n.m.
Total revenue	82.3	65.0	17.3	27%	22%
Operating expense	54.1	54.8	(0.7)	(1%)	(3%)
Operating income	$28.2	$10.2	$18.0
(n.m. – not meaningful)

	Nine Months	Nine Months
	Ended	Ended			% Change
	September 30,	September 30,	Increase (Decrease)		in Local
	2007	2006	in U.S. dollars		Currency

Revenue	$246.9	$292.1	$(45.2)	(15%)	(17%)
Equity earnings	9.3	7.3	2.0	27%	27%
Total revenue	256.2	299.4	(43.2)	(14%)	(16%)
Operating expense	181.2	197.8	(16.6)	(8%)	(10%)
Operating income	$75.0	$101.6	$(26.6)

LaSalle Investment Management’s revenue was $82.3 million for the third quarter of 2007 and $256.2 million for year-to-date 2007. Revenue for the third quarter of 2007 increased 27%, while it decreased year to date as a result of the $112.5 million incentive fee generated in the second quarter of 2006. The revenue increase in the third quarter was driven mainly by the annuity-based business. Advisory fees were $63.6 million for the third quarter, compared with $45.6 million in 2006, an increase of 40% over the prior year and an increase of 35%, to $171.9 million, on a year-to-date basis. The growth in the annuity revenue was driven by a continued healthy increase in assets under management as well as new capital commitments in certain funds that generate advisory fees on committed amounts effective from the establishment of the funds. Assets under management were $46.9 billion at the end of the third quarter of 2007, an increase of 19% over the prior year.

Incentive fees for the third quarter of 2007 decreased to $6.0 million compared with $14.7 million in the prior year. While the Firm continues to build a portfolio capable of producing incentive fees on a recurring basis, incentive fees vary significantly from period to period due to both the performance of the underlying investments and the contractual timing of the measurement periods for clients.

LaSalle Investment Management raised more than $3.7 billion of equity during the third quarter of 2007, bringing the year-to-date total to $7.9 billion. Global securities mandates accounted for nearly $3.4 billion of the total capital raise for the year, resulting in a net portfolio increase for global securities of $1.8 billion. Investments made on behalf of clients in the third quarter of 2007 were $3.9 billion, bringing total investments to $7.3 billion on a year-to-date basis.

Consolidated Cash Flows

Cash Flows From Operating Activities

During the nine months ended September 30, 2007, cash flow generated from operating activities totaled $153.4 million, essentially unchanged from the $154.2 million generated in the first nine months of 2006. In 2007, we generated more cash flow from earnings as the result of the $56.9 million, or 60%, increase in net income, offset by increased cash required for changes in working capital. The increased cash required for working capital was primarily the result of significantly higher bonus payments made in the first quarter of 2007 compared to bonus payments made in the first quarter of 2006.

Cash Flows From Investing Activities

We used $150.6 million of cash in investing activities during the nine months ended September 30, 2007, a decrease of $118.4 million, or 44%, from the $269.0 million used in the first nine months of 2006. This decrease is primarily due to a $95.7 million decrease in cash used to facilitate business acquisitions and a decrease of $49.9 million in net fundings of co-investment activity compared to the same period in the prior year. In the first nine months of 2006, we used $182.7 million for the acquisitions of Spaulding & Slye, Rogers Chapman, The Littman Partnership and RSP Group. In the first nine months of 2007, we used $87.0 million to facilitate seven acquisitions, the most significant being Troostwijk Makelaars, KHK Group, Trammell Crow Meghraj and Camilli & Veiel. These decreases were partially offset by a $27.2 million or 62% increase in cash used for capital additions for office expansions and technology improvements.

Cash Flows From Financing Activities

We used $5.2 million for financing activities in the first nine months of 2007, compared to $120.2 million generated from financing activities in the first nine months of 2006. The $125.4 million decrease in cash provided by financing activities from 2006 was primarily the result of a net $62.3 million decrease in borrowing under the Company’s credit facilities and a $36.5 million increase in cash used for share repurchases. This decrease in borrowing was primarily due to use of the Company’s credit facilities in 2006 to finance the $150.0 million acquisition of Spaulding & Slye. Share repurchases under our Board-approved share repurchase programs were $66.2 million in the first nine months of 2007, a $36.5 million increase from the $29.7 million for share repurchases in the first nine months of 2006. Proceeds from stock issued under employee stock option and stock purchase programs decreased by $12.6 million primarily due to more employee stock options being exercised in the first nine months of 2006 compared to the first nine months of 2007. Also, shares repurchased for payment of employee taxes on stock awards increased by $12.0 million, primarily due to the vesting of approximately 134,000 more restricted stock unit awards at higher average fair values in the nine months ended September 30, 2007 than in the comparable period in 2006.

Liquidity and Capital Resources

Historically, we have financed our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facility
On June 6, 2007, we amended our unsecured revolving credit facility to increase the facility to $575 million, improve the pricing, extend the term to June 2012 and modify other terms of the agreement. Pricing on the $575 million facility now ranges from LIBOR plus 47.5 basis points to LIBOR plus 80 basis points. As of September 30, 2007, our pricing on the revolving credit facility was LIBOR plus 47.5 basis points. This facility will continue to be utilized for working capital needs (including payment of accrued bonus compensation during the first quarter of each year), co-investment activity, share repurchases and dividend payments, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the facility will fluctuate based on our level of borrowing needs. We also have capacity to borrow up to an additional $46.1 million under local overdraft facilities.

As of September 30, 2007, we had $83.6 million outstanding under the revolving credit facility. The average borrowing rate on the revolving credit agreement was 5.5% in the third quarter of 2007, as compared with an average borrowing rate of 5.2% in the third quarter of 2006. We also had short-term borrowings (including capital lease obligations) of $34.5 million outstanding at September 30, 2007, with $21.0 million of those borrowings attributable to local overdraft facilities.

With respect to the revolving credit facility, we must maintain a consolidated net worth of at least $600 million, a leverage ratio not exceeding 3.5 to 1, and a minimum interest coverage ratio of 2.5 to 1. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment and acquisitions. We are in compliance with all covenants as of September 30, 2007.

The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2006 or the first nine months of 2007, and none were outstanding as of September 30, 2007.

We believe that the revolving credit facility, together with local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions.

Co-investment Activity
With respect to our co-investment activity, we had total investments and loans of $134.1 million as of September 30, 2007 in approximately 35 separate property or fund co-investments. Within this $134.1 million are loans of $3.1 million to real estate ventures which bear an 8.0% interest rate and are to be repaid by 2008.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005.  LIC I is fully committed to underlying real estate ventures. At September 30, 2007, our maximum potential unfunded commitment to LIC I is euro 35.5 million ($50.7 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, consists of two parallel limited partnerships which serve as our investment vehicle for most new co-investments.  At September 30, 2007, LIC II has unfunded capital commitments for future funding of co-investments of $325.0 million, of which our 48.78% share is $158.5 million. The $158.5 million commitment is part of our maximum potential unfunded commitment to LIC II at September 30, 2007 of $450.3 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures in which they have invested are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital.

As of September 30, 2007, LIC I maintains a euro 25 million ($35.7 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 12.0 million ($17.1 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.6 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 35.5 million ($50.7 million) and to LIC II of $450.3 million. As of September 30, 2007, LIC I had euro 0.9 million ($1.2 million) of outstanding borrowings on the LIC I Facility, and LIC II had $38.1 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $11.5 million at September 30, 2007.

We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, EMEA and Asia Pacific, as co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2007 is anticipated to be between $20 and $30 million (planned co-investment less return of capital from liquidated co-investments).

Share Repurchase and Dividend Programs

In the first nine months of 2007, we have repurchased 648,900 shares at an average price of $101.97 per share. On August 15, 2007, our board of directors approved a new share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. This was in addition to the 208,000 shares that remained authorized to be repurchased as of August 15, 2007 under a program that was established in September 2005. These share repurchase programs allow the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both restricted stock and stock option grants made under our existing employee compensation plans. In the third quarter of 2007, we repurchased and canceled 428,319 shares under these programs.  Shares repurchased prior to July 1, 2007 under these programs were not canceled, but are held by one of our subsidiaries, and are included in total shares outstanding. However, these shares are excluded from the weighted average shares outstanding for purposes of calculating earnings per share. We have repurchased a total of 5,398,551 shares since the first repurchase program approved by our Board of Directors on October 30, 2002. See Part II, Item 2, for additional details regarding our share repurchase activity in the first nine months of 2007.

In May 2007, the Company’s Board of Directors declared a cash dividend of $0.35 per common share. Dividend payments totaling $12.1 million were made on June 15, 2007 to holders of record at the close of business on May 15, 2007. This includes a dividend-equivalent of $0.35 per share paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan, resulting in $0.9 million of dividend-equivalent payments. In October 2007, the Company’s Board of Directors declared a cash dividend of $0.50 per common share. Dividend payments will be made on December 14, 2007 to holders of record at the close of business on November 15, 2007. On December 14, 2007 the Company will also pay a dividend-equivalent of $0.50 per share on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

Capital Expenditures and Business Acquisitions

Capital expenditures for the first nine months of 2007 were $71.3 million, net, up from $44.1 million for the same period in 2006, primarily for ongoing improvements to computer hardware and information systems and improvements to leased space.

Cash used to facilitate business acquisitions in the first nine months of 2007 was $87.0 million, down from $182.7 million for the same period in 2006. Terms for our acquisitions typically include cash paid at closing, with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations on our consolidated balance sheet represent the current fair values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. Eleven of the acquisitions we have completed since January 1, 2006 have provided for potential earn-out payments subject to the achievement of certain performance conditions. For nine of those acquisitions, the maximum amount of the potential earn-out payments to be recorded to goodwill in future periods is $79.5 million. We expect those amounts will come due at various times over the next seven years. For the other two of those acquisitions, the amounts of the earn-out payments are based on formulas and are not quantifiable at this time. See Note 6 of the notes to consolidated financial statements for additional discussion of the Company’s business acquisition activity in the first nine months of 2007.

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

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our revolving multi-currency credit facility that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the revolving credit facility were $130.7 million during the three months ended September 30, 2007, and the effective interest rate on that facility was 5.5%. As of September 30, 2007, we had $83.6 million outstanding under the revolving credit facility. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2006 or the first nine months of 2007, and we had no such agreements outstanding at September 30, 2007.

Foreign Exchange

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenues outside of the United States totaled 64% and 53% of our total revenues for the nine months of 2007 and 2006, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound sterling (17% of revenues for the first nine months of 2007) and the euro (17% of revenues for the first nine months of 2007).

We mitigate our foreign currency exchange risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs. For example, the British pound sterling expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our translation exposure to British pounds sterling.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At September 30, 2007, we had forward exchange contracts in effect with a gross notional value of $567.8 million ($548.3 million on a net basis) with a market and carrying gain of $8.3 million. This carrying gain is offset by a carrying loss in associated intercompany loans such that the net impact to earnings is not significant.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of September 30, 2007, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Operating and Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1. Legal Proceedings

See Note 11 of the notes to consolidated financial statements for discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2006.

Item 2.  Share Repurchases

The following table provides information with respect to approved share repurchase programs for Jones Lang LaSalle:

	Total number of shares purchased	Average price paid per share (1)	Cumulative number of shares purchased as part of publicly announced plan	Shares remaining to be purchased under plan (2)

January 1, 2007 –
January 31, 2007	—	—	1,421,100	578,900

February 1, 2007 –
February 28, 2007	—	—	1,421,100	578,900

March 1, 2007 –
March 31, 2007	220,581	$98.90	1,641,681	358,319

April 1, 2007 –
April 30, 2007	—	—	1,641,681	358,319

May 1, 2007 –
May 31, 2007	—	—	1,641,681	358,319

June 1, 2007 –
June 30, 2007	—	—	1,641,681	358,319

July 1, 2007 –
July 31, 2007	20,000	$114.32	1,661,681	338,319

August 1, 2007 –
August 31, 2007	258,200	$104.20	1,919,881	80,119

September 1, 2007 –
September 12, 2007	80,119	$100.83	2,000,000	—

September 13, 2007 –
September 30, 2007	70,000	$101.20	70,000	1,930,000

Total	648,900	$101.97

(1)	Total average price paid per share is a weighted average for the nine month period.

(2)
Since October 2002, our Board of Directors has approved five share repurchase programs. At September 30, 2007 the Company is authorized to purchase 1,930,000 shares under the repurchase program approved on August 15, 2007. Share repurchases through September 12, 2007 were made under the share repurchase program approved on September 15, 2005; the program approved September 15, 2005 was allowed to be fully utilized before the program approved August 15, 2007 came into use on September 13, 2007. These share repurchase programs allow the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both restricted stock and stock option grants made under our existing employee compensation plans. The following table details the activities for each of our approved share repurchase programs:

Repurchase Plan Approval Date	Shares Approved for Repurchase	Shares Repurchased through September 30, 2007

October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	1,128,551
September 15, 2005	2,000,000	2,000,000
August 15, 2007	2,000,000	70,000
		5,398,551

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

Alastair Hughes
Chief Executive Officer, EMEA

Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management

Peter C. Roberts
Chief Executive Officer, Americas

Additional Global Corporate Officers

Charles J. Doyle
Chief Marketing Officer

Brian P. Hake
Treasurer

James S. Jasionowski
Chief Tax Officer

David A. Johnson
Chief Information Officer

Mark J. Ohringer
General Counsel and Corporate Secretary

Marissa R. Prizant
Director of Internal Audit

Nazneen Razi
Chief Human Resources Officer

Stanley Stec
Controller

Effective September 17, 2007, Charles J. Doyle succeeded Molly A. Kelly as our global Chief Marketing Officer. Ms. Kelly remains the Chief Marketing Officer for our Americas business segment.

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

We discuss those risks, uncertainties and other factors in (i) our Annual Report on Form 10-K for the year ended December 31, 2006 in Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (ii) in this Quarterly Report on Form 10-Q in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (iii) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

•	The effect of political, economic and market conditions and geopolitical events;
•	The logistical and other challenges inherent in operating in numerous different countries;
•	The actions and initiatives of current and potential competitors;
•	The level and volatility of real estate prices, interest rates, currency values, liquidity in the capital markets and other market indices;
•	The outcome of pending litigation; and
•	The impact of current, pending and future legislation and regulation.

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November, 2007.

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