Form 10-K
period 2007-12-31
JONES LANG LASALLE INC
filed 2008-02-29
CIK 1037976

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the fiscal year ended December 31, 2007	Commission File Number 1-13145

Jones Lang LaSalle Incorporated

(Exact name of registrant as specified in its charter)

Maryland	36-4150422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Randolph Drive, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 312/782-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ] No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [   ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer [ X ] Accelerated filer [   ] Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2007 was $3,583,722,208.

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on February 22, 2008 was 31,777,650.

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on May 29, 2008 are incorporated by reference in Part III of this report.

PART I

ITEM 1. BUSINESS

Company Overview

Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which may be referred to as we, us, our, the Company or the Firm) was incorporated in 1997. We now have approximately 170 corporate offices worldwide and operations in more than 700 cities in approximately 60 countries on five continents. We have approximately 32,700 employees, including approximately 13,700 property maintenance employees whose costs are directly reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 1.2 billion square feet worldwide. In 2007, the Firm had revenues of $2.7 billion and assisted in the completion of capital markets sales and acquisitions, debt financings, and equity placements on assets and portfolios valued at over $82 billion. LaSalle Investment Management is one of the world’s largest and most diversified real estate money management firms, with nearly $50 billion of assets under management.

We are the only real estate services and money management firm to have been named:

•	To Forbes magazine’s Platinum 400 list in 2006, 2007 and 2008;

•	To Fortune magazine’s 100 Best Companies To Work For list in 2007;

•	To CRO (Corporate Responsibility Officer) magazine’s 100 Best Corporate Citizens list in 2007; and

•	By the U.S. Environmental Protection Agency as a 2007 Energy Star Partner of the Year.

In addition, in 2008 our ethics program received Ethics Inside™ certification from the Ethisphere Institute, a leading think-tank dedicated to the research, creation and promotion of best practices in ethics, compliance, corporate governance and citizenship.

Our full range of real estate services includes:

•	Agency leasing;

•	Property management;

•	Project and development;

•	Construction management;

•	Valuations;

•	Capital markets;

•	Real estate investment banking and merchant banking;

•	Brokerage of properties;

•	Corporate finance;

•	Hotel advisory;

•	Space acquisition and disposition (tenant representation);

•	Facilities management;

•	Strategic consulting;

•	Energy management and sustainability;

•	Outsourcing; and

•	Money management

We offer these services on a global basis to real estate investors and occupiers for a variety of property types, including offices, hotels, industrial, retail, residential, hospitals, critical environments and data centers, sports facilities, cultural institutions and transportation centers. Individual regions and markets focus on different property types, depending upon local requirements and market conditions.

We act for a broad range of clients that represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (public sector) entities.

We provide real estate money management services on a global basis for both public and private assets through LaSalle Investment Management. We enhance our services by our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand.

We have grown by expanding both our client base and the range of our services and products, as well as through a series of strategic acquisitions and mergers. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for our clients’ full range of real estate needs. We solidified this network of services around the globe through the 1999 merger of the Jones Lang Wootton companies (“JLW”) (founded in 1783) with those of LaSalle Partners Incorporated (“LaSalle Partners”) (founded in 1968).

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

PART I

In January 2006, we merged operations with Spaulding & Slye, a privately held real estate services and investment company with offices in Boston and Washington, D.C. Substantially all of Spaulding & Slye’s 500 employees were integrated into the Jones Lang LaSalle organization, significantly increasing the Firm’s market presence in New England and Washington D.C. In September 2006, we opened an office in Dubai, UAE, and acquired RSP Group, a privately held real estate investment services business with a local market-leading position and assignments across more than 20 Middle Eastern and North African countries.

In April 2007, we acquired Troostwijk Makelaars, a significant property advisor in the Netherlands that specializes in leasing, capital markets, and advisory and research services. In July 2007, we acquired a 44.8% interest in the former Trammell Crow Meghraj (“TCM”), one of the largest privately held real estate services companies in India, and agreed to acquire the remaining shareholder interests in 2010 and 2012. We now operate as Jones Lang LaSalle Meghraj in a number of cities throughout India, where we have more than 3,300 employees. Each of these acquisitions provides us with market leadership positions in their respective countries.

In addition to the 2006 and 2007 acquisitions noted above in the United States, UAE, Netherlands and India, we have completed 19 other strategic acquisitions from January 2006 through February 2008 in order to gain further share in key markets, expand our capabilities in certain service areas and further broaden the global platform we make available to our clients. These acquisitions of businesses, providing an array of real estate and money management services, have been completed in Australia, England, Finland, France, Germany, Hong Kong, Japan, Scotland, Spain, Sweden and the United States. These acquisitions indicate our strategy of being a consolidator within a consolidating industry, which we expect will continue consolidating in 2008.

Performing Consistently and Maximizing Growth

Our stated mission is to deliver exceptional strategic, fully integrated services and solutions for real estate owners, occupiers and investors worldwide. We deliver a combination of services, skills and expertise on an integrated global platform that we own (and do not franchise), which we believe sets us apart from our competitors. Consultancy practices typically do not share our implementation expertise, local market awareness or merchant banking capabilities. Investment banking and investment management competitors generally possess neither our local market knowledge nor our real estate service capabilities. Traditional real estate firms lack our financial expertise and operating consistency. Other global competitors, which we believe often franchise their offices through separate owners, do not have the same level of business coordination or consistency of delivery that we can provide through our network of wholly owned offices and directly employed personnel. That network also permits us to promote a high level of integrity through the organization and to use our diverse and welcoming culture as a competitive advantage in developing clients, recruiting employees and acquiring businesses.

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

Growth Strategy

To continue to create new value for our clients, shareholders and employees, in early 2005 we identified five strategic priorities for continued growth. We refer to them as the Global Five Priorities, or the “G5.” At that time, we initiated a five-year program designed to invest capital and resources that will maintain and extend our global leadership positions in the G5, which we have defined as follows:

G1: LOCAL AND REGIONAL SERVICE OPERATIONS. Our strength in local and regional markets determines the strength of our global service capabilities. Our financial performance also depends, in great part, on the business we source and execute locally from approximately 170 wholly owned offices around the world. We believe that we can leverage our established business presence in the world’s principal real estate markets to provide expanded local and regional services without a proportionate increase in infrastructure costs.

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

PART I

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

G4: LASALLE INVESTMENT MANAGEMENT. With a truly integrated global platform, our LaSalle Investment Management business is already well positioned to serve institutional real estate investors looking for attractive opportunities around the world. We intend to continue investment in LaSalle Investment Management’s ability to develop and offer new products quickly, and to extend its portfolio capabilities into promising new markets, to enhance that position.

G5: WORLD-STANDARD BUSINESS OPERATIONS. To gain maximum benefit from our other priorities, we must have superior operating procedures and processes to serve our clients and support our people. Our goal is to equip our people with the knowledge and risk management tools and other globally integrated infrastructure resources they need to create sustainable value for our clients. As we fully leverage the investments we have made in our infrastructure, we will continue to develop a global platform that will allow us to perform our services in an increasingly efficient, integrated and consistent manner.

We committed resources to each of the G5 priorities during the past three years. By continuing to invest in the future based on our view of how our strengths can support the needs of our clients, we intend to further grow our business and to maintain and expand our position as an industry leader in the process. We expect our growth to come from a combination of organic growth and additional strategic acquisitions.

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

VALUE DELIVERY: IOS AMERICAS, EMEA AND ASIA PACIFIC

To address the needs of real estate owners and occupiers, we provide a full range of integrated property, project management and transaction services locally, regionally and globally through our Americas, EMEA and Asia Pacific operating segments. We deliver those services through the following teams:

AGENCY LEASING SERVICES executes marketing and leasing programs on behalf of investors, developers, property companies and public entities to secure tenants and negotiate leases with terms that reflect our clients’ best interests. In 2007, we completed approximately 11,400 agency leasing transactions representing approximately 138 million square feet of space.

We typically base our agency leasing fees on a percentage of the value of the lease revenue commitment for consummated leases.

PROPERTY MANAGEMENT SERVICES provides on-site management services to real estate owners for office, industrial, retail and specialty properties. We seek to leverage our market share and buying power to deliver superior service to clients. Our goal is to enhance our clients’ property values through aggressive day-to-day management. We may provide services through our own employees or through contracts with third-party providers (for which we may act in a principal capacity or which we may hire as an agent for our clients). We focus on maintaining high levels of occupancy and tenant satisfaction while lowering property operating costs. During 2007, we provided on-site property management services for office, retail, mixed-use and industrial properties totaling approximately 803 million square feet.

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

PROJECT AND DEVELOPMENT SERVICES provides a variety of services—including conversion management, move management and strategic occupancy planning services—to tenants of leased space, owners in self-occupied buildings and owners of real estate investments. Project and Development Services frequently manages relocation and build-out initiatives for clients of our Property Management Services, Integrated Facilities Management and Tenant Representation Services units. Project and Development Services also manages all aspects of development and renovation of commercial projects for our clients. We have expanded this service to the public sector, particularly to military and government entities in the United States and to educational institutions.

Our Project and Development Services business is typically compensated on the basis of negotiated fees. Client contracts are typically multi-year in duration and may govern a number of discrete projects, with individual projects being completed in less than one year.

Construction Services is the Firm’s full-service construction business in the United States that provides general contracting, “at risk” construction management and construction-related consulting services. Projects

PART I

consist primarily of commercial-related construction, including interior build-outs, new ground-up construction and renovation of existing buildings. Construction Services is fully integrated into the Company’s platform and operates out of Boston, Washington, D.C. and Chicago to cover the New England, Mid-Atlantic and Midwest regions.

We generate our construction work through properties that Jones Lang LaSalle manages or leases, tenants that we represent and other clients. We complete the majority of our Construction Services business on a negotiated fee basis.

VALUATION SERVICES provides clients with professional valuation services, helping them determine market values for office, retail, industrial and mixed-use properties. Such services may involve valuing a single property or a global portfolio of multiple property types. Valuations, which typically involve commercial property, are completed for a variety of purposes, including acquisitions, dispositions, debt and equity financings, mergers and acquisitions, securities offerings (including initial public offerings) and privatization initiatives. Clients include occupiers, investors and financing sources from the public and private sectors. Our valuation specialists provide services to clients in nearly every developed country outside the Americas, where we do not currently provide such services. During 2007, we performed nearly 32,500 valuations of commercial properties with an aggregate value of approximately $759 billion.

We generally negotiate compensation for valuation services for each assignment based on its scale and complexity, and our fees typically relate in part to the value of the underlying assets.

CAPITAL MARKETS SERVICES includes institutional property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. Real Estate Investment Banking Services includes sourcing capital, both in the form of equity and debt, derivatives structuring and other traditional investment banking services designed to assist corporate clients in maximizing the value of their real estate. As more and more real estate assets are marketed internationally, and as a growing number of clients are investing outside their home markets, our Capital Markets Services teams combine local market knowledge with our access to global capital sources to provide clients with superior execution in raising capital for their real estate assets. By researching, developing and introducing innovative new financial products and strategies, Capital Markets Services is integral to the business development efforts of our other businesses. In 2007, we advised clients on institutional property sales and acquisitions, debt financings and equity placements on assets and portfolios valued at approximately $81.8 billion.

Clients typically compensate Capital Markets Services units on the basis of the value of transactions completed or securities placed. In certain circumstances, we receive retainer fees for portfolio advisory services. Real Estate Investment Banking fees are generally transaction-specific and conditioned upon the successful completion of the transaction.

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

We generally determine compensation for Tenant Representation Services on a negotiated fee basis. Fees often reflect performance measures related to targets that we and our clients establish prior to engagement or, in the case of strategic alliances, at annual intervals thereafter. We use quantitative and qualitative measurements to assess performance relative to these goals, and we are compensated accordingly, with incentive fees awarded for superior performance.

INTEGRATED FACILITIES MANAGEMENT SERVICES provides comprehensive portfolio and property management services to corporations and institutions that outsource the management of their occupied real estate. Properties under management range from corporate headquarters to industrial complexes. During 2007, Integrated Facilities Management Services managed approximately 432 million square feet of real estate for its clients. Our target clients typically have large portfolios (usually over 1 million square feet) that offer significant opportunities to reduce costs and improve service delivery. The competitive trends of globalization, outsourcing and offshoring are prompting many of these clients to demand consistent service delivery worldwide and a single point of contact from their real estate service providers. We generally develop performance measures to quantify the progress we make toward mutually determined goals and objectives. Depending on client needs, Integrated Facilities Management Services units, either alone or partnering with other business units, provide services that include portfolio planning, property management, agency leasing, tenant representation, acquisition, finance, disposition, project management, development management and land advisory services. We may provide services through our own employees or through contracts with third-party providers (with which we may act in a principal capacity or which we may hire as an agent for our clients).

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

STRATEGIC CONSULTING SERVICES delivers innovative, results-driven real estate solutions that both strategically and tactically align with clients’ business objectives. We provide clients with specialized, value-added

PART I

real estate consulting services in such areas as mergers and acquisitions, development and asset strategy, occupier portfolio strategy, workplace solutions, location advisory, financial optimization strategies, organizational strategy and Six Sigma real estate solutions. Our professionals focus on translating global best practices into local real estate solutions, creating optimal financial results for our clients.

We typically negotiate compensation for Strategic Consulting Services based on work plans developed for advisory services that vary based on scope and complexity of projects. For transaction services, we base compensation on the value of transactions completed.

ENERGY AND SUSTAINABILITY SERVICES provides occupiers and investors assistance in developing their corporate sustainability strategies, greening their portfolios by managing Leadership in Energy and Environmental Design (LEED) construction or retrofits and providing sustainable building operations management. With 75 LEED accredited professionals, our experience includes 40 LEED projects representing nearly 25 million square feet. In 2007, we oversaw $573 million in client energy expense representing a portfolio of 11,177 facilities with specialized energy services. We documented $38 million in energy savings and reduced greenhouse gas emissions by 132,848 tons.

We generally negotiate compensation for our energy and sustainability services for each assignment based on the scale and complexity of the project or shared savings.

VALUE DELIVERY: MONEY MANAGEMENT

Our global real estate money management business, a member of the Jones Lang LaSalle group that we operate under the name of LaSalle Investment Management, has three priorities:

•	Develop and execute customized investment strategies that meet the specific investment objectives of each of our clients;

•	Provide superior investment performance; and

•	Deliver uniformly high levels of services on a global basis.

We provide money management services to institutional investors and high-net-worth individuals. We seek to establish and maintain relationships with sophisticated investors who value our global platform and extensive local market knowledge. As of December 31, 2007, LaSalle Investment Management managed approximately $49.7 billion of public and private real estate assets, making us one of the world’s largest managers of institutional capital invested in real estate assets and securities.

LaSalle Investment Management provides clients with a broad range of real estate investment products and services in the public and private capital markets. We design these products and services to meet the differing strategic, risk/return and liquidity requirements of individual clients. The range of investment alternatives includes private investments in multiple real estate property types (including office, retail, industrial, health care and residential) either through investment funds that LaSalle Investment Management manages or through single client account relationships (“separate accounts”). We also offer indirect public investments, primarily in publicly traded real estate investment trusts (“REITs”) and other real estate equities.

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

PRIVATE INVESTMENTS IN REAL ESTATE PROPERTIES. In serving our money management clients, LaSalle Investment Management is responsible for the acquisition, management, leasing, financing and divestiture of real estate investments across a broad range of real estate property types. LaSalle Investment Management launched its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including nine funds that invest in assets in the Americas, ten funds that invest in assets located in Europe and six funds that invest in assets in Asia Pacific. LaSalle Investment Management also maintains separate account relationships with investors for whom LaSalle Investment Management manages private real estate investments. As of December 31, 2007, LaSalle Investment Management had approximately $39.1 billion in assets under management in these funds and separate accounts.

Some investors prefer to partner with money managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest funds alongside the investments of clients’ funds will continue to be an important factor in maintaining and continually improving our competitive position. Our co-investment strategy will strengthen our ability to continue to raise capital for new investment funds. At December 31, 2007, we had a total of $151.8 million of investments in, and loans to, co-investments.

We are expanding our “merchant banking” activities in appropriate circumstances. This involves making investments of Firm capital to acquire properties in order to seed investment management funds (typically within the LaSalle Investment Company structures described in Note 5 of the Notes to Consolidated Financial Statements) before they have been offered to clients.

LaSalle Investment Management conducts its operations with teams of professionals dedicated to achieving specific client objectives. We

PART I

establish investment committees within each region whose members have specialized knowledge applicable to underlying investment strategies. These committees must approve all investment decisions for private market investments. We utilize the investment committee approval process for LaSalle Investment Management’s investment funds and for all separate account relationships.

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

INVESTMENTS IN PUBLIC EQUITY. LaSalle Investment Management also offers clients the ability to invest in separate accounts focused on public real estate equity. We invest the capital of these clients principally in publicly traded securities of REITs and property company equities. As of December 31, 2007, LaSalle Investment Management had approximately $10.6 billion of assets under management in these types of investments. LaSalle Investment Management is typically compensated by securities investment clients on the basis of the market value of assets under management.

Competition

We provide a broad range of commercial real estate and investment management services, and there is significant competition on an international, regional and local level with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, firms providing outsourcing services of various types (including technology or building products) and companies bringing their real estate services in-house (any of which may be a global, regional or local firms). Many of our competitors are local or regional firms, which, although substantially smaller in overall size, may be larger in a specific local or regional market. We are also subject to competition from large national and multi-national firms that have similar service competencies to ours.

Competitive Advantages

We believe that the six key value drivers we list above and more specially describe below create several competitive advantages that have made us the leading integrated global real estate services and money management firm.

INTEGRATED GLOBAL SERVICES. By combining a wide range of high-quality, complementary services—and delivering them at consistently high service levels globally through wholly owned Company offices with directly employed personnel—we can develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. We also believe that we have secured an established business presence in the world’s principal real estate markets, with the result that we can grow revenues without a proportionate increase in infrastructure costs. With operations in more than 700 cities in 60 countries on five continents, we have in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe. This geographic coverage positions us to serve our multinational clients and manage investment capital on a global basis. In addition, we anticipate that our additional cross-selling potential across geographies and product lines will continue to develop new revenue sources for multiple business units within Jones Lang LaSalle.

INDUSTRY-LEADING RESEARCH AND KNOWLEDGE BUILDING. We invest in and rely on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy for our clients. Our Global Research Executive Board oversees and coordinates the activities of approximately 300 research professionals, who cover market and economic conditions around the world. Research also plays a key role in keeping colleagues throughout the organization attuned to important events and changing conditions in world markets. We facilitate the dissemination of this information to colleagues through our company-wide intranet.

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

CONSISTENT SERVICE DELIVERY. We believe that our globally coordinated investments in research, technology, people and innovation, combined with the fact that our offices are wholly owned (rather than franchised) and our people are directly employed, enable us to develop, share and continually evaluate best practices across our global organization. As a result, we are able to deliver the same consistently high levels of client service and operational excellence substantially wherever our clients’ real estate investment and services needs exist.

PART I

Based on our general industry knowledge and specific client feedback, we believe we are recognized as an industry leader in technology. We possess the capability to provide sophisticated information technology systems on a global basis to serve our clients and support our employees. For example, the purpose of OneView by Jones Lang LaSalleSM , our client extranet technology, is to provide clients with detailed and comprehensive insight into their portfolios, the markets in which they operate and the services we provide to them. DelphiSM, our intranet technology, offers our employees easy access to the Firm’s policies and its collective thinking regarding our experience, skills and best practices.

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

We anticipate that we will soon receive notice that our patent for a “System and Method for Evaluating Real Estate Financing Structures” has been issued by the United States Patent and Trademark Office. The technology behind the patent is designed to assist clients with determining the optimal financing structure for controlling its real estate assets, including, for example, whether the client should own the asset, lease the asset, or control the asset by means of some other financing structure.

MAXIMIZING VALUES OF REAL ESTATE PORTFOLIOS. To maximize the values of our real estate investments, LaSalle Investment Management capitalizes on its strategic research insights and local market knowledge to develop an integrated approach that leads to innovative solutions and value enhancement. Our global strategic perspective allows us to assess pricing trends for real estate, and know which investors worldwide are actively investing. This enables us to have an advantageous perspective about when buying and selling strategies should be implemented. During hold periods, our local market research allows us to assess the potential for cash flow enhancement in our assets based on an informed opinion of rental rate trends. When combined, these two perspectives provide us with an optimal view that leads to timely execution and translates into superior investment performance.

POWERFUL BRAND. Based on the evidence provided by commissioned marketing surveys, the extensive coverage we receive in top-tier business publications, the major awards and accolades we receive in many categories of real estate, together with our significant, long- standing client relationships, we believe that large corporations and institutional investors and occupiers of real estate recognize Jones Lang LaSalle’s ability to create value in changing market conditions. Our reputation is based on our deep industry knowledge, excellence in service delivery, integrity and our global provision of high-quality, professional real estate and money management services. We believe that the combined strength of the Jones Lang LaSalle and LaSalle Investment Management brands represents a significant advantage when we pursue new business opportunities and is also a major motivation for talented people to join us around the world.

We believe we hold the necessary trademarks worldwide with respect to the “Jones Lang LaSalle” and “LaSalle Investment Management” names and the related logo, which we would expect to continue to renew as necessary.

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

PART I

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

Employees

With the help of aggressive goal and performance measurements, we attempt to instill in all of our people the commitment to be the best. Our goal is to be the real estate advisor of choice for clients and the employer of choice in our industry. To achieve that, we intend to continue to promote those human resources techniques that will attract, motivate and retain high quality employees. The following table details our respective headcounts at December 31, 2007 and 2006:

	2007	2006
Professional	16,500	11,800
Support	2,500	1,800
	19,000	13,600
Directly reimbursable property maintenance	13,700	11,900
Total employees	32,700	25,500
Directly reimbursable project management employees included as professionals above	7,100	4,200

Directly reimbursable project management employees work with clients that have a contracted fee structure comprised of a fixed management fee and a separate component that allows for scheduled reimbursable personnel and other expenses to be billed directly to the client.

Approximately 13,600 and 9,300 of our professional and support staff in 2007 and 2006, respectively, were based in countries other than the United States. Additionally, approximately 9,300 and 8,100 of our directly reimbursable property maintenance workers in 2007 and 2006, respectively, were based in countries other than the United States. Our employees are not members of any labor unions with the exception of approximately 800 of our directly reimbursable property maintenance employees in the United States. We have generally had satisfactory relations with our employees.

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

I TEM 1A. RISK FACTORS

The complex, dynamic and international scope of our operations overall, and of our operations in particular regions and countries, involve a number of significant risks for our business. The fact that we operate in numerous countries likely magnifies those risks relative to other companies whose operations are not as geographically dispersed. If the risks associated with the services we provide, our operations in particular regions and countries or the international scope of our operations cannot be or are not successfully managed, our business, operating results and/or financial condition could be materially and adversely affected.

One of the challenges of a global business such as ours is to be able to determine in a sophisticated manner the enterprise risks that in fact exist and to monitor continuously those that develop over time as a result of

PART I

changes in the business, laws to which we are subject and the other factors we discuss below. We must then determine how best to employ available resources to prevent, mitigate and/or minimize those risks that have the greatest potential (1) to occur and (2) to cause significant damage from an operational, financial or reputational standpoint. An important dynamic that we must also consider and appropriately manage is how much and what types of commercial insurance to obtain and how much potential liability may remain uninsured consistent with the infrastructure that is in place within the organization to identify and properly manage it. While we attempt to approach these issues in an increasingly sophisticated and coordinated manner across the globe, our failure to identify or effectively manage the enterprise risks inherent within our business could result in a material adverse effect on our business, results of operations and/or financial condition.

We govern our enterprise risk program primarily through our Global Operating Committee, which is chaired by our Global Chief Operating Officer and includes the Chief Operating Officers of our four reported business segments and the leaders from certain corporate staff groups such as Finance, Legal and Insurance. The Global Operating Committee coordinates its enterprise risk activities with our Internal Audit function, which performs an annual risk assessment of our business in order to determine where to focus its auditing efforts.

This section reflects our views concerning the most significant risks we believe our business faces, although they do not purport to include every possible risk from which we might sustain a loss. For purposes of the following analysis and discussion, we generally group the risks we face according to four principal categories:

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

During the second half of 2007, the well-publicized and severe restriction in the availability of credit in the United States and certain European countries significantly reduced the volume and pace of commercial real estate transactions compared with 2006, and also negatively impacted real estate pricing as a general matter within those countries. This in turn decreased the performance of our Capital Markets businesses, particularly in the United States, the United Kingdom and Germany as compared with the prior year when markets were much more robust. While we believe we have continued to gain market share in those markets, the additional transaction volumes from an increase in market share did not fully offset the overall declines in these markets in 2007. We expect this situation to continue for some time into 2008 before it begins to improve, although it is inherently difficult to make accurate predictions in this regard particularly because macro movements of the real estate markets are beyond our control.

•	Decline in Leasing Activity
A general decline in leasing activity can lead to a reduction in fees and commissions for arranging leases, on behalf of both owners and tenants. Additionally, a decline in leasing activity can lead to a reduction in the demand for, and fees earned from, other real estate services, such as Project and Development Services (managing the build-out of space).

•	Decline in the Value and Performance of Real Estate and Rental Rates
A general decline in the value and performance of real estate and in rental rates can lead to a reduction in investment management fees (a significant portion of which is generally based upon the performance of investments) and the value of the co-investments we make with our investment management clients or merchant banking investments we have made for our own account. Additionally, such declines can lead to a reduction in fees and commissions that are based upon the value of, or revenues produced by, the properties with respect to which services are provided, including fees and commissions for property management and valuations, and for arranging acquisitions, dispositions, leasing and financings. Historically, a significant decline in real estate values in a given market has also tended to result in increases in litigation regarding advisory and valuation work done prior to the decline.

•	Decline in Real Estate Investment Activity
A general decline in real estate investment activity can lead to a reduction in the fees generated from the acquisition of property for

PART I

clients, as well as in the fees and commissions generated by our Capital Markets, Hotels and other businesses for arranging acquisitions, dispositions and financings, and in our investment management fees.

•	Decline in Value of Real Estate Securities
A general decline in the value of real estate securities (for example, real estate investment trusts, or “REITS”), will have a negative effect on the value of the portfolios that our LaSalle Investment Management Securities business manages, and any securities held in accounts that LaSalle Investment Management manages, and therefore the fees we earn on assets under management. In addition, a general decline in the value of real estate securities could negatively impact the amount of money that investors are willing to allocate to real estate securities and the pace of engaging new investor clients.

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

Cyclicality in the real estate markets may lead to cyclicality in our earnings and significant volatility in our stock price, which in recent years has been highly sensitive to market perception of the global economy generally and our industry specifically.

REAL ESTATE SERVICES AND INVESTMENT MANAGEMENT MARKETS ARE HIGHLY COMPETITIVE. We provide a broad range of commercial real estate and investment management services, and there is significant competition on an international, regional and local level with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, firms providing outsourcing services of various types (including technology or building products) and companies bringing their real estate services in-house (any of which may be a global, regional or local firm). Many of our competitors are local or regional firms, which, although substantially smaller in overall size, may be larger in a specific local or regional market. Some of our competitors are expanding the services they offer in an attempt to gain additional business. Some of our competitors may have greater financial, technical and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or better-capitalized competitors may be able to respond faster to the need for technological changes, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily and generally compete more aggressively for market share.

New competitors or alliances among competitors that increase their ability to service clients could emerge and gain market share, develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services we offer. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would have an adverse effect on our revenues and profit margins. As we are in a consolidating industry, there exists the inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. While we were successful during 2007 in continuing to grow organically and through a series of acquisitions, sourcing and completing acquisitions are complex and sensitive activities and there is no assurance that we will be able to continue our acquisition activity in the future at the same pace as we have in the past.

We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason with as little as 30 to 60 days’ notice, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition will be materially adversely affected.

We also must continue to successfully differentiate the scope and quality of our service and product offerings from those of our competitors in order to maintain the value and premium status of our brand, which is one of our most important assets. Additionally, given the rigors of the competitive marketplace in which we operate, we must continue to find ways to operate more cost-effectively, including by realizing on economies of scale, so that we are optimizing the costs required to operate on a globally coordinated platform.

THE SEASONALITY OF OUR IOS BUSINESS EXPOSES US TO RISKS. Within our Investor and Occupier Services business, our revenues and profits tend to be significantly higher in the third and fourth quarters of each year than in the first two quarters. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant through the year. Historically, we have reported an operating loss or a relatively small profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains (both of which can be particularly unpredictable). The seasonality of our business makes it difficult to determine during the course of the year whether plan results will be achieved, and thus to adjust to changes in expectations. Additionally, negative economic or other conditions that arise at a time when they impact performance in the fourth quarter, such as the particular timing of when larger transactions close or changes in the value of the U.S. dollar against other currencies, may have a more significant impact than if they occurred earlier in the year. To the extent we are not able to identify and adjust for changes in expectations or we are confronted with negative conditions that impact inordinately on the fourth quarter of a year, this could have a material adverse effect on our business, results of operations and/or financial condition.

PART I

We have taken various measures internally to more equally spread our IOS revenue throughout the year and have been successful to a degree. As a result, there has been somewhat less seasonality in our revenues and profits during the past few years than there was historically, but we believe that some level of seasonality will always be inherent in our industry and outside of our control.

POLITICAL AND ECONOMIC INSTABILITY AND TRANSPARENCY; TERRORIST ACTIVITIES; HEALTH EPIDEMICS. We operate in 60 countries with varying degrees of political and economic stability and transparency. For example, certain Asian, Eastern European and South American countries have experienced serious political and economic instability within the past few years, and such instability will likely continue to arise from time to time in countries in which we have operations. It is difficult for us to predict where or when a significant change in the political leadership or regime within a given country may occur, or what the implications of such a change will be on our operations given that legislative, tax and business environments can be altered quickly and dramatically. As a result, our ability to operate our business in the ordinary course may be disrupted in one way or another, with corresponding reductions in revenues, increases in expenses or other material adverse effects.

In addition, terrorist activities have escalated in recent years and at times have affected cities in which we operate. To the extent that similar terrorist activities continue to occur, they may adversely affect our business because they tend to target the same type of high-profile urban areas in which we do business.

Health epidemics that affect the general conduct of business in one or more urban areas (including as the result of travel restrictions and the inability to conduct face-to-face meetings), such as occurred in the past from SARS or may occur in the future from an avian flu or other type of outbreak, can also adversely affect the volume of business transactions, real estate markets and the cost of operating real estate or providing real estate services, and may therefore adversely affect our results.

INFRASTRUCTURE DISRUPTIONS. Our ability to conduct a global business may be adversely impacted by disruptions to the infrastructure that supports our businesses and the communities in which they are located. This may include disruptions involving electrical, communications, transportation or other services used by Jones Lang LaSalle or third parties with which we conduct business, or disruptions as the result of natural disasters (such as earthquakes and floods), political instability, general labor strikes or turmoil or terrorist attacks. These disruptions may occur, for example, as a result of events affecting only the buildings in which we operate (such as fires), or as a result of events with a broader impact on the cities where those buildings are located (including, potentially, the longer-term effects of global climate change). Nearly all of our employees in our primary locations, including Chicago, London, Singapore and Sydney, work in close proximity to each other in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.

The infrastructure disruptions described above may also disrupt our ability to manage real estate for clients or may adversely affect the value of real estate investments we make on behalf of clients. The buildings we manage for clients, which include some of the world’s largest office properties and retail centers, are used by numerous people daily. As a result, fires, earthquakes, floods, other natural disasters, defects and terrorist attacks can result in significant loss of life, and, to the extent we are held to have been negligent in connection with our management of the affected properties, we could incur significant financial liabilities and reputational harm.

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

CIVIL AND REGULATORY CLAIMS; LITIGATING DISPUTES IN DIFFERENT JURISDICTIONS. Substantial civil legal liability or a significant regulatory action against the Firm could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business prospects. While we do maintain commercial insurance in an amount we believe is appropriate, we also maintain a significant level of self-insurance for the liabilities we may incur. While we place our commercial insurance with only highly-rated companies, the value of otherwise valued claims we hold under insurance policies may become uncollectible due to the insolvency of the applicable insurance company. Additionally the claims we have can be complex and insurance companies can prove difficult or bureaucratic in resolving claims, which may result in payments to us being delayed or reduced or that we must litigate in order to enforce an insurance policy claim.

Because any disputes we have with third parties, or any government regulatory matters, must generally be adjudicated within the jurisdiction in which the dispute arose, our ability to resolve our disputes successfully depends on the local laws that apply and the operation of the local judicial system, the timeliness, quality, transparency, integrity and sophistication of which varies widely from one jurisdiction to the next. Our geographic diversity therefore may expose us to disputes in certain jurisdictions which could be challenging to resolve efficiently and/or effectively, particularly as there appears to be a tendency toward more litigation in emerging markets, where the rule of law is less reliable and legal systems are less mature and transparent. It may also be more difficult to collect receivables from clients who do not pay their bills in certain jurisdictions, since resorting to the judicial system in certain countries may not be an effective alternative given the delays and costs involved.

PART I

Internal Operational Risk Factors

CONCENTRATIONS OF BUSINESS WITH CORPORATE CLIENTS INCREASE CREDIT RISK AND THE IMPACT FROM THE LOSS OF CERTAIN CLIENTS. While our client base remains diversified across industries and geographies, we do value the expansion of business relationships with individual corporate clients and the increased efficiency and economics (both to our clients and our Firm) that can result from developing repeat business from the same client and from performing an increasingly broad range of services for the same client. At the same time, having increasingly large and concentrated clients also can lead to greater or more concentrated risks of loss if, among other possibilities, such a client (1) experiences its own financial problems, which can lead to larger individual credit risks, (2) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced, (3) decides to reduce its operations or its real estate facilities, (4) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations, (5) decides to change its providers of real estate services or (6) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers. Additionally, increasingly large clients may, and sometimes do, attempt to leverage the extent of their relationships with us during the course of contract negotiations or in connection with disputes or potential litigation.

CONTRACTUAL LIABILITIES AS PRINCIPAL AND FOR WARRANTED PRICING. We may, on behalf of our clients, hire and supervise third-party contractors to provide construction, engineering and various other services for our managed properties or the properties we are developing. Depending upon the terms of our contracts with clients (which, for example, may place us in the position of a principal rather than an agent) or responsibilities we assume or are legally deemed to have assumed in the course of a client engagement (whether or not memorialized in a contract), we may be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties whom we do not control. Adverse outcomes of property management disputes or litigation could negatively impact our business, operating results and/or financial condition, particularly if we have not limited in our contracts the extent of damages to which we may be liable for the consequences of our actions or if our liabilities exceed the amounts of the commercial third-party insurance that we carry. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property manager even if we have technically disclaimed liability as a legal matter, in which case we may be pressured to participate in a financial settlement for purposes of preserving the client relationship.

As part of our project management business, we may enter into agreements with clients that provide for a warranted or guaranteed cost for a project that we manage. In these situations, we are responsible for managing the various other contractors required for a project, including general contractors, in order to ensure that the cost of a project does not exceed the contract price and that the project is completed on time. In the event that one of the other contractors on the project does not or cannot perform as a result of bankruptcy or for some other reason, we may be responsible for any cost overruns as well as the consequences for late delivery.

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

CO-INVESTMENT, INVESTMENT, MERCHANT BANKING AND REAL ESTATE INVESTMENT BANKING ACTIVITIES SUBJECT US TO REAL ESTATE INVESTMENT RISKS AND POTENTIAL LIABILITIES. An important part of our investment strategy includes investing in real estate, both individually and along with our money management clients. In order to remain competitive with well-capitalized financial services firms, we also make merchant banking investments, as the result of which we may use Firm capital to acquire properties before the related investment management funds have been established or investment commitments received from third-party clients. An emerging but potentially significant strategy is to further engage in certain real estate investment banking activities in which we, either solely or with one or more joint venture partners, would employ capital to assist our clients in maximizing the value of their real estate (for example, we might acquire a property from a client that wishes to dispose of it within a certain time frame, after which we would market it for sale as the principal and therefore assume any related market risk). We also have business lines that have as part of their strategy the acquisition, development, management and sale of real estate. Investing

PART I

in any of these types of situations exposes us to a number of risks that could have a material adverse effect on our business, results of operations and/or financial condition, including as a result of the following risks:

•

We may lose some or all of the capital that we invest if the investments perform poorly. Real estate investments can perform poorly as the result of many factors outside of our control, including the general reduction in asset values within a particular geography or asset class. In 2007, for example, real estate prices in certain markets within the United States and Europe declined generally as the result of the significant tightening of the credit markets.

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

•

We make co-investments in real estate in many countries, and this presents risks as described above in “External Market Risk Factors.” Without limitation, this may include changes to tax treaties, tax policy, foreign investment policy or other local legislative changes that may adversely affect the performance of our co-investments.

•

We generally make co-investments in the local currency of the country in which the investment asset exists and we will therefore be subject to the risks described below under “Currency Restrictions and Exchange Rate Fluctuations.”

CORPORATE CONFLICTS OF INTEREST. All providers of professional services to clients, including our Firm, must manage potential conflicts of interest that may arise, principally where the primary duty of loyalty owed to one client is somehow potentially weakened or compromised by a relationship also maintained with another client or third party. While the Firm has policies and procedures in place to identify, disclose and resolve potential conflicts of interest, the failure or inability to do so in a significant situation could have a material adverse effect on our business, operating results and/or financial condition. Corporate conflicts of interest arise in the context of the services we provide as a firm to our different clients. Personal conflicts of interest on the part of our employees are separately considered as issues within the context of our Code of Business Ethics.

An example of a potential conflict of interest situation is that in the ordinary course of its business, LaSalle Investment Management hires property managers for its investment properties held on behalf of clients, in which case it may hire Jones Lang LaSalle to provide such services or it may hire a firm that is a competitor of Jones Lang LaSalle. In the event it retains Jones Lang LaSalle, it may appear to have a conflict of interest with respect to the selection. As a fiduciary with respect to its client funds, LaSalle Investment Management acts independently of Jones Lang LaSalle in these situations and follows certain internal procedures so that in each situation it selects the service provider that can best represent the interests of the investment management client or fund.

Another example is that in certain countries, based upon applicable regulations and local market dynamics, we have established joint ventures or other arrangements with insurance brokers through which insurance coverage is offered to clients, tenants in buildings we manage and vendors to those buildings. In any case, Jones Lang LaSalle has a financial interest in the placement of insurance with such third parties and therefore we may be deemed to have certain conflicts of interest in those situations. However, we fully disclose our arrangements and we never require any client, tenant or vendor to use the insurance services. We make it clear that they are free to compare the services with the separate insurance arrangements they may make on their own behalf, as we believe we often can use our industry expertise and high-volume insurance relationships to obtain better terms for such clients, tenants and vendors than they could receive on their own.

CLIENT DUE DILIGENCE. There are circumstances where the conduct or identity of our clients could cause us reputational damage or financial harm or could lead to our non-compliance with certain laws, as the result of which there could be a material adverse effect on our business, operating results and/or financial condition. An example would be the attempt by a client to “launder” funds through its relationship with us, namely to disguise the illegal source of funds that are put into otherwise legitimate real estate investments. Another example is doing business with a client that has been listed on one of the “prohibited persons” lists now published by many countries around the world. While we continue to attempt to enhance the procedures we use to evaluate our clients before doing business with them in order not to do business with a prohibited party and to avoid attempts to launder money or otherwise to exploit their relationship with us, our efforts may not be successful in all situations since compliance for a business such as ours is very complex and also since we take a risk-based approach to the procedures we have employed.

BURDEN OF COMPLYING WITH MULTIPLE AND POTENTIALLY CONFLICTING LAWS AND REGULATIONS AND DEALING WITH CHANGES IN LEGAL AND REGULATORY REQUIREMENTS. We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents significant challenges. As an example, in the United Kingdom, the Financial Services Authority (FSA) regulates the conduct of investment businesses and the Royal Institute of Chartered Surveyors (RICS) regulates the profession of Chartered Surveyors, which is the professional qualification required for certain of the services we provide in the United Kingdom, through upholding standards of competence and conduct. As another example, various activities of LaSalle Investment Management associated with raising capital and offering investment funds are regulated in the United States by the Securities and Exchange Commission (SEC) and in other countries by similar securities regulatory authorities. As a publicly traded company, we are subject to various corporate governance and

PART I

other requirements established by statute, pursuant to SEC regulations and under the rules of the New York Stock Exchange. Additionally, changes in legal and regulatory requirements can impact our ability to engage in business in certain jurisdictions or increase the cost of doing so. The legal requirements of U.S. statutes may also conflict with local legal requirements in a particular country, as, for example, when anonymous hotlines required under U.S. law were construed to conflict in part with French privacy laws.

We make concerted efforts to identify the regulations with which we must comply and then to continue to comply with them, but doing so is complicated in our circumstances and may not be successful in all situations, as the result of which we could be subject to regulatory actions and fines for non-compliance.

LICENSING REQUIREMENTS. The brokerage of real estate sales and leasing transactions, property management, conducting valuations and the operation of the investment advisory business, among other business lines, require us to maintain licenses in various jurisdictions in which we operate. If we fail to maintain our licenses or conduct brokerage, management, valuations, investment advisory or other regulated activities without a license, we may be required to pay fines or return commissions received or have licenses suspended. Licensing requirements may also preclude us from engaging in certain types of transactions or change the way in which we conduct business or the cost of doing so. In addition, because the size and scope of real estate sales transactions and the number of countries in which we operate or invest have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous licensing regimes and the possible loss resulting from noncompliance have increased. Furthermore, the laws and regulations applicable to our business, both in the United States and in foreign countries, also may change in ways that materially increase the costs of compliance. Particularly in emerging markets, there can be relatively less transparency around the standards and conditions under which licenses are granted, maintained or renewed, and it may be difficult to defend against the arbitrary revocation of a license in a jurisdiction where the rule of law is less well developed.

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

The development of new software systems used to operate one or more aspects of our business, particularly on a customized basis or in order to coordinate or consolidate financial, human resources or other types of infrastructure data reporting, client accounting or funds processing is complicated and may result in costs that cannot be recouped in the event of the failure to complete a planned software development. A new software system that has defects may cause reputational issues and client or employee dissatisfaction, with business lost as a result. The acquisition or development of software systems is often dependent to one degree or another on the quality, ability and/or financial stability of one or more third-party vendors, over which we may not have control beyond the rights we negotiate in our contracts. Different privacy policies from one country to the next (or across a region such as the European Union) may restrict our ability to share or collect data on a global basis, and this may limit the utility of otherwise available technology.

The Firm has been implementing significant new financial, human resources and client relationship management software systems on a world-wide basis, and is in the process of transitioning various significant processes to these new systems. This implementation is complex and will continue throughout 2008 and into 2009. If the Firm does not effectively implement these new systems, or if any of the new systems do not operate as intended, the effectiveness of the Firm’s financial reporting or internal controls could be materially and adversely affected.

Our business is also dependent, in part, on our ability to deliver to our clients the efficiencies and convenience afforded by technology. The effort to gain technological expertise and develop or acquire new technologies requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors do, we could lose market share. We are increasingly dependent on the internet and intranet technology to disseminate critical business information publicly and also to our employees internally. In the event of technology failure, or our inability to maintain robust platforms, we risk competitive disadvantage.

RISKS INHERENT IN MAKING ACQUISITIONS. We have made in the past, and anticipate that we may make in the future, acquisitions of businesses or business lines. In 2006, for example, we closed the acquisition of Spaulding & Slye, a significant U.S. business with approximately 500 employees. In 2007, we announced the merger of our operations in India with those of a third party, as the result of which we are now operating in

PART I

India under the name Jones Lang LaSalle Meghraj, which is a market leader with over 3,300 employees. Also in 2006 and 2007, we completed a number of other smaller but still strategically important acquisitions in various countries, and we have announced additional acquisitions in 2008. Any such acquisitions may subject us to a number of significant risks, including, among others:

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

ENVIRONMENTAL LIABILITIES AND REGULATIONS; CLIMATE CHANGE RISKS. The Firm’s operations are affected by federal, state and/or local environmental laws in the countries in which we maintain office space for our own operations and where we manage properties for clients. We may face liability with respect to environmental issues occurring at properties that we manage or occupy, or in which we invest. Various laws and regulations restrict the levels of certain substances that may be discharged into the environment by properties or they may impose liability on current or previous real estate owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face costs or liabilities under these laws as a result of our role as an on-site property manager or a manager of construction projects. Our risks for such liabilities may increase as we expand our services to include more industrial and/or manufacturing facilities than has been the case in the past. In addition, we may face liability if such laws are applied to expand our limited liability with respect to our co-investments in real estate as discussed above.

Given that the Firm’s own operations are generally conducted within leased office building space, we do not currently anticipate that regulations restricting the emissions of “greenhouse gases,” or taxes that may be imposed on their release, would result in material costs or capital expenditures, although we cannot be certain about the extent to which such regulations will develop as there are higher levels of understanding and commitments by different governments around the world regarding the risks of climate change and how they should be mitigated. We have accelerated our efforts to be a more sustainable business in terms of our own environmental impact as a firm, and we also provide sustainability services to clients, who are increasingly seeking to manage their properties in more environmentally sustainable ways.

ABILITY TO PROTECT INTELLECTUAL PROPERTY; INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS. Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property (such as our service marks, client lists and information, and business methods). Existing laws of some countries in which we provide or intend to provide services (or the extent to which their laws are enforced) may offer only limited protections of our intellectual property rights. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements, and on patent, copyright and trademark laws to protect our intellectual property rights. Our inability to detect unauthorized use (for example, by former employees) or take appropriate or timely steps to enforce our intellectual property rights may have an adverse effect on our business.

We cannot be sure that the services we offer to clients do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services.

ABILITY TO CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES. If we are not able to continue to successfully implement the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, our reputation, financial results and the market price of our stock could suffer. While we believe that we have adequate internal financial reporting control procedures in place, we may be exposed to potential risks from this legislation, which requires companies to evaluate their internal controls and have their controls attested to by their independent auditors on an annual basis. We have evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls over financial reporting as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2007. However, there can be no assurance that we will continue to receive a positive attestation in future years, particularly since standards continue to evolve and are not necessarily being applied consistently from one auditing firm to another. If we identify one or more material weaknesses in our internal controls in the future that we cannot remediate in a timely fashion, we may be unable to receive a positive attestation at some time in the future from our independent auditors with respect to our internal controls over financial reporting.

Financial Risk Factors

WE MAY HAVE INDEBTEDNESS WITH FIXED OR VARIABLE INTEREST RATES AND CERTAIN COVENANTS WITH WHICH WE MUST COMPLY. At December 31, 2007, we had $43.6 million of unsecured indebtedness on a consolidated basis, principally under a revolving credit facility from a syndicate of lenders. Our average outstanding borrowings under the revolving credit facility were $153.9 million during 2007, and the effective interest rate on that facility was 5.5%.

PART I

Our outstanding borrowings fluctuate during the year primarily due to varying working capital requirements. For example, payment of annual incentive compensation represents a significant working capital requirement commanding increased borrowings in the first half of the year, while the Firm’s seasonal earnings pattern provides more for working capital requirements in the second half of the year. To the extent we continue our acquisition activities in the future, the level of our indebtedness could increase materially if that is the source of cash we use.

The terms of our debt contain a number of covenants that could restrict our flexibility to finance future operations or capital needs, or to engage in other business activities that may be in our best interest. The debt covenants limit our ability, among other things, to:

•	Encumber or dispose of assets;

•	Incur indebtedness; and

•	Engage in acquisitions.

In addition, with respect to the revolving credit facility, we must maintain a consolidated net worth of at least $729 million and a leverage ratio not exceeding 3.5 to 1. We must also maintain a minimum interest coverage ratio of 2.5 to 1.

If we are unable to make required payments under the revolving credit facility or if we breach any of the debt covenants, we will be in default under the terms of the revolving credit facility. A default under the facility could cause acceleration of repayment of outstanding amounts as well as defaults under other existing and future debt obligations.

VOLATILITY IN LASALLE INVESTMENT MANAGEMENT INCENTIVE FEE REVENUES. With the growth in assets under management at LaSalle Investment Management, our portfolio is of sufficient size to periodically generate large incentive fees and, in some cases, equity gains that significantly contribute to our earnings and to the changes in earnings from one year to the next. Volatility in this component of our earnings is inevitable due to the nature of this aspect of our business, and the amount of the fees or equity gains we may recognize in future quarters is inherently unpredictable and relates to market dynamics in effect at the time). In the case of our commingled funds, underlying market conditions, particular decisions regarding the acquisition and disposition of fund assets, and the specifics of the client mandate will determine the timing and size of incentive fees from one fund to another. For separate accounts, where asset management is ongoing, we also may earn incentive fees at periodic agreed-upon measurement dates, and that may be related to performance relative to specified real-estate indices (such as that published by the National Council of Real Estate Investment Fiduciaries (NCREIF)).

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

Where incentive fees on a given transaction are particularly large, certain clients in the past have attempted to take advantage of their relationship with us to renegotiate fees even though contractually obligated to pay them, and we expect this to occur from time to time in the future. Our efforts to collect our fees in these situations may lead to significant legal fees and/or significant delays in collection due to extended judicial proceedings or negotiations, or may result in negotiated reductions in fees that take into account the future value of the relationship.

VOLATILITY IN HOTELS AND CAPITAL MARKETS FEES. We have business lines other than LaSalle Investment Management that also generate fees based on the timing, size and pricing of closed transactions and these fees may significantly contribute to our earnings and to changes in earnings from one quarter or year to the next. For example, in 2007 our Hotels business generated one very substantial fee from the sale of a large portfolio of hotels on behalf of a particular client. Volatility in this component of our earnings is inevitable due to the nature of these businesses and the amount of the fees we will recognize in future quarters is inherently unpredictable.

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

Additionally, although we operate globally, we report our results in U.S. dollars, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, strengthened against the U.S. dollar over the course of 2006 and 2007. For the year ended December 31, 2007, 36% of our revenue was attributable to operations with U.S. dollars as their functional currency, and 64% was attributable to operations having other functional currencies. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

We are authorized to use currency-hedging instruments, including foreign currency forward contracts, purchased currency options and borrowings in foreign currency. There can be no assurance that such hedging will be economically effective. We do not use hedging instruments for speculative purposes.

PART I

As currency forward and option contracts are generally conducted off-exchange or over-the-counter (“OTC”), many of the safeguards accorded to participants on organized exchanges, such as the performance guarantee of an exchange clearing house, are generally unavailable in connection with OTC transactions. In addition, there can be no guarantee that the counterparty will fulfill its obligations under the contractual agreement especially in the event of a bankruptcy or insolvency of the counterparty, which would effectively leave us unhedged.

The following table sets forth the revenues derived from our most significant currencies (based upon 2007 revenues, $ in millions). The euro revenues include our businesses in France, Germany, Italy, Ireland, Spain, Portugal, Holland, Belgium and Luxembourg.

Most Significant Currencies on a Revenue Basis

	2007	2006
United States Dollar	$959.5	898.6
United Kingdom Pound	460.7	352.1
Euro	453.0	342.0
Australian Dollar	182.6	126.8
Other currencies	596.3	294.1
Total revenues	$2,652.1	2,013.6

GREATER DIFFICULTY IN COLLECTING ACCOUNTS RECEIVABLE IN CERTAIN COUNTRIES AND REGIONS. We face challenges to our ability to efficiently and/or effectively collect accounts receivable in certain countries and regions. For example, in Asia, many countries have underdeveloped insolvency laws, and clients often are slow to pay. In Europe, clients in some countries, particularly Spain, Italy and France, also tend to delay payments, reflecting a different business culture over which we do not necessarily have any control.

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

THE CHARTER AND THE BYLAWS OF JONES LANG LASALLE, OR THE MARYLAND GENERAL CORPORATION LAW, COULD DELAY, DEFER OR PREVENT A CHANGE OF CONTROL. The charter and bylaws of Jones Lang LaSalle include provisions that may discourage, delay, defer or prevent a takeover attempt that may be in the best interest of Jones Lang LaSalle shareholders and may adversely affect the market price of our common stock.

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

Human Resources Risk Factors

DIFFICULTIES AND COSTS OF STAFFING AND MANAGING INTERNATIONAL OPERATIONS. The coordination and management of international operations pose additional costs and difficulties. We must manage operations in many time zones and that involve people with language and cultural differences. Our success depends on finding and retaining people capable of dealing with these challenges effectively and who will represent the Firm with the highest levels of integrity. If we are unable to attract and retain qualified personnel, or to successfully plan for succession of employees holding key management positions, our growth may be limited, and our business and operating results could suffer. Among the challenges we face in retaining our people is maintaining a compensation system that rewards them consistent with local markets

PART I

and with our profitability, which can be especially difficult where competitors may be attempting to gain market share by hiring our best people at rates of compensation that are well above the current market level.

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

We have introduced an Ethics Everywhere program to address these challenges and to attempt to maintain a high level of awareness about, and compliance with, our Code of Business Ethics. In 2008, we received Ethics Inside™ certification of our ethics program from the Ethisphere Institute, a leading think-tank dedicated to the research, creation and promotion of best practices in ethics, compliance, corporate governance and citizenship. The Ethics Inside™ certification is the only independent verification of a company’s ethics of which we are aware. The Ethisphere Institute uses over fifty separate criteria in order to conduct its evaluations, including organizational heath and culture, ethics and compliance programs and initiatives, corporate governance systems, corporate citizenship and social responsibility efforts, legal and regulatory track record, and third-party perception of a company’s ethics.

Breaches of our Code of Business Ethics, particularly by our executive management, could have a material adverse effect on our business, reputation, operating results and/or financial condition. Breaches of our Vendor Code of Conduct by vendors whom we retain as a principal for client engagements can also lead to significant losses to clients from financial liabilities that might result.

EMPLOYEE AND VENDOR MISCONDUCT. Like any business, we run the risk that employee fraud or other misconduct could occur. In a company such as ours with more than 30,000 employees, it is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee misconduct, including fraud, can cause significant financial or reputational harm to any business, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts. We do have a strong ethics policy, which is articulated in our Code of Business Ethics, and an overall Ethics Everywhere program that employs a number of different but complementary methods to reinforce the importance of integrity as our employees carry out their employment duties. In particular, we attempt to reinforce our commitment to sound ethics through regular employee communication, and we are continuously increasing our training efforts in this area, an example of which is a new interactive on-line ethics training program we instituted in the United States in 2007 and hope to expand internationally in the future.

Because we often hire third-party vendors to perform services for our own account or for clients, we are also subject to the consequences of fraud or misconduct by employees of our vendors, which also can result in significant financial or reputational harm (even if we have been adequately protected from a legal standpoint). We have instituted a Vendor Code of Conduct, which is published in multiple languages on our public Web site, and which is intended to communicate to our vendors the standards of conduct we expect them to uphold.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 130,000 square feet of office space pursuant to a lease that expires in February 2016. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have 167 local offices worldwide located in most major cities and metropolitan areas as follows: 54 offices in 6 countries in the Americas (including 44 in the United States), 55 offices in 23 countries in EMEA and 58 offices in 13 countries in Asia Pacific. Our offices are each leased pursuant to agreements with terms ranging from month-to-month to 10 years. In addition, we have on-site property and other offices located throughout the world. On-site property management offices are generally located within properties that we manage and are provided to us without cost.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Jones Lang LaSalle’s shareholders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed for trading on the New York Stock Exchange under the symbol “JLL.”

As of February 19, 2008, there were 18,771 beneficial holders of our Common Stock.

The following table sets forth the high and low daily closing prices of our Common Stock as reported on the New York Stock Exchange.

	HIGH	LOW
2007
Fourth Quarter	$108.45	$70.48
Third Quarter	$123.17	$95.92
Second Quarter	$120.10	$102.76
First Quarter	$109.33	$90.60
2006
Fourth Quarter	$93.21	$84.00
Third Quarter	$88.54	$75.92
Second Quarter	$90.70	$71.05
First Quarter	$76.54	$52.75

Dividends

In October 2007, the Company announced that its Board of Directors declared a semi-annual dividend of $0.50 per share of its common stock. The dividend payment was made on December 14, 2007 to holders of record at the close of business on November 15, 2007. This amount represents an increase of $0.15 per share over the amount of the semi-annual dividend that was paid in June 2007. The current dividend plan for 2008 approved by the Board anticipates a total annual dividend of $1.00 per common share; however there can be no assurance that future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remains subject to final determination by the Company’s Board of Directors. A dividend-equivalent in the same amount has also been paid simultaneously on outstanding but unvested restricted stock units granted under the Company’s Stock Award and Incentive Plan at the time of each previous semi-annual dividend paid on common stock.

Transfer Agent

Mellon Investor Services LLC

480 Washington Boulevard

Jersey City, New Jersey 07310

Equity Compensation Plan Information

For information regarding our equity compensation plans, including both shareholder approved plans and plans not approved by shareholders, see Item 12. Security Ownership of Certain Beneficial Owners and Management.

PART II

Comparison of Cumulative Total Return

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG JONES LANG LASALLE INCORPORATED, THE S&P 500 INDEX AND A PEER GROUP

The following graph compares the cumulative shareholder return of the Common Stock of Jones Lang LaSalle to the cumulative return of the Standard & Poor’s 500 Stock Index and an industry peer group for the five-year period ending December 31, 2007. The peer group consists of Grubb & Ellis Company and, from the time it first issued public equity in 2004, CB Richard Ellis Group, Inc., both of which are publicly-traded real estate services companies. The graph assumes the investment on December 31, 2002 of $100 in Jones Lang LaSalle Common Stock and in each of the other indices shown, and assumes that all dividends were reinvested.

PART II

Share Repurchases

The following table provides information with respect to approved share repurchase programs for Jones Lang LaSalle in 2007:

	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (1)	CUMULATIVE NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLAN	SHARES REMAINING TO BE PURCHASED UNDER PLAN (2)
January 1, 2007–January 31, 2007	—	—	1,421,100	578,900
February 1, 2007–February 28, 2007	—	—	1,421,100	578,900
March 1, 2007–March 31, 2007	220,581	$98.90	1,641,681	358,319
April 1, 2007–April 30, 2007	—	—	1,641,681	358,319
May 1, 2007–May 31, 2007	—	—	1,641,681	358,319
June 1, 2007–June 30, 2007	—	—	1,641,681	358,319
July 1, 2007–July 31, 2007	20,000	$114.32	1,661,681	338,319
August 1, 2007–August 31, 2007	258,200	$104.20	1,919,881	80,119
September 1, 2007–September 12, 2007 (2)	80,119	$100.83	2,000,000	—
September 13, 2007–September 30, 2007	70,000	$101.20	70,000	1,930,000
October 1, 2007–October 31, 2007	—	—	70,000	1,930,000
November 1, 2007–November 30, 2007	246,900	$81.55	316,900	1,683,100
December 1, 2007–December 1, 2007	120,000	$79.16	436,900	1,563,100
Total	1,015,800	$94.31

(1)	The average price paid per share is a weighted monthly average and the total average price per share of $94.31 is the weighted average for the twelve months ending December 31, 2007.

(2)	Since October 2002, our Board of Directors has approved five share repurchase programs. At December 31, 2007 the Company is authorized to purchase 1,563,100 shares under the repurchase program approved on August 15, 2007. Share repurchases through September 12, 2007 were made under the share repurchase program approved on September 15, 2005; the program approved September 15, 2005 was allowed to be fully utilized before the program approved August 15, 2007 came into use on September 13, 2007. These share repurchase programs allow the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both restricted stock and stock option grants made under our existing employee compensation plans. The following table details the activities for each of our approved share repurchase programs:

REPURCHASE PLAN APPROVAL DATE	SHARES APPROVED FOR REPURCHASE	SHARES REPURCHASED THROUGH DECEMBER 31, 2007
October 30, 2002	1,000,000	700,000
February 27, 2004	1,500,000	1,500,000
November 29, 2004	1,500,000	1,128,551
September 15, 2005	2,000,000	2,000,000
August 15, 2007	2,000,000	436,900
		5,765,451

PART II

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

The following table sets forth our summary historical consolidated financial data. The information should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenue	$2,652,075	2,013,578	1,390,610	1,166,958	941,894
Operating income	342,320	244,079	131,751	89,521	54,235
Interest expense, net of interest income	13,064	14,254	3,999	9,292	17,861
Loss on extinguishment of Senior Notes	—	—	—	11,561	—
Gain on sale of investments	6,129	—	—	—	—
Equity in earnings from real estate ventures	12,216	9,221	12,156	17,447	7,951
Income before provision for income taxes and minority interest	347,601	239,046	139,908	86,115	44,325
Provision for income taxes	87,595	63,825	36,236	21,873	8,260
Minority interest in earnings of subsidiaries, net of taxes	2,174	—	—	—	—
Net income before cumulative effect of change in accounting principle	257,832	175,221	103,672	64,242	36,065
Cumulative effect of change in accounting principle, net of tax (1)	—	1,180	—	—	—
Net income	$257,832	176,401	103,672	64,242	36,065
Dividends on unvested common stock, net of tax	1,342	1,057	385	—	—
Net income available to common shareholders	$256,490	175,344	103,287	64,242	36,065
Basic earnings per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$8.05	5.50	3.30	2.08	1.17
Cumulative effect of change in accounting principle, net of tax (1)	—	0.03	—	—	—
Dividends on unvested common stock, net of tax	(0.04)	(0.03)	(0.01)	—	—
Basic earnings per common share	$8.01	5.50	3.29	2.08	1.17
Basic weighted average shares outstanding	32,021,380	31,872,112	31,383,828	30,887,868	30,951,563
Diluted earnings per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$7.68	5.24	3.13	1.96	1.12
Cumulative effect of change in accounting principle, net of tax (1)	—	0.03	—	—	—
Dividends on unvested common stock, net of tax	(0.04)	(0.03)	(0.01)	—	—
Diluted earnings per common share	$7.64	5.24	3.12	1.96	1.12
Diluted weighted average shares outstanding	33,577,927	33,447,939	33,109,261	32,845,281	32,226,306

PART II

	YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2007	2006	2005	2004	2003
Other Data:
EBITDA (2)	$412,729	302,387	177,358	128,788	99,130
Ratio of earnings to fixed charges (3)	8.33X	6.99X	6.75X	3.90X	2.15X
Cash flows provided by (used in):
Operating activities	$409,418	377,703	120,636	161,478	110,045
Investing activities	(258,502)	(306,360)	(61,034)	(27,565)	(15,282)
Financing activities	(122,948)	(49,389)	(61,087)	(166,875)	(45,312)
Investments under management (4)	$49,700,000	40,600,000	29,800,000	24,100,000	23,000,000
Total square feet under management	1,235,000	1,024,000	903,000	835,000	725,000
Balance Sheet Data:
Cash and cash equivalents	$78,580	50,612	28,658	30,143	63,105
Total assets	2,291,874	1,729,948	1,144,769	1,012,377	942,940
Total debt	43,590	50,136	44,708	58,911	211,408
Total liabilities	1,273,069	979,568	608,766	504,397	511,949
Total shareholders’ equity	1,010,533	750,380	536,003	507,980	430,991

(1)	The cumulative effect of change in accounting principle in 2006 is the result of our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). As a result of adopting SFAS 123R on January 1, 2006, we credited $1.2 million to the income statement, as the cumulative effect of a change in accounting principle, which represented the expense recognized in prior years on shares we expect to be forfeited prior to their vesting date.

(2)	EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Although EBITDA is a non-GAAP financial measure, our management believes that EBITDA is a useful analytical tool, that it is useful to investors as one of the primary metrics for evaluating operating performance and liquidity, and that an increase in EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA also is used in the calculation of certain covenants related to our revolving credit facility. However, EBITDA should not be considered as an alternative either to net income or net cash provided by operating activities, both of which are determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Because EBITDA is not calculated under U.S. GAAP, our EBITDA may not be comparable to similarly titled measures used by other companies.

Below is a reconciliation of our EBITDA to net income ($ in thousands):

	YEAR ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
Net income	$256,490	175,344	103,287	64,242	36,065
Interest expense, net of interest income	13,064	14,254	3,999	9,292	17,861
Provision for income taxes	87,595	63,825	36,236	21,873	8,260
Depreciation and amortization	55,580	48,964	33,836	33,381	36,944
EBITDA	$412,729	302,387	177,358	128,788	99,130

Below is a reconciliation of our EBITDA to net cash provided by operating activities, the most comparable cash flow measure on the statements of cash flows ($ in thousands):

	YEAR ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
Net cash provided by operating activities	$409,418	377,703	120,636	161,478	110,045
Interest expense, net of interest income	13,064	14,254	3,999	9,292	17,861
Provision for income taxes	87,595	63,825	36,236	21,873	8,260
Change in working capital and non-cash expenses	(97,348)	(153,395)	16,487	(63,855)	(37,036)
EBITDA	$412,729	302,387	177,358	128,788	99,130

(3)	For purposes of computing the ratio of earnings to fixed charges, “earnings” represents net earnings before income taxes plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortization of debt discount and financing costs, capitalized interest and one-third of rental expense, which we believe is representative of the interest component of rental expense.

(4)	Investments under management represent the aggregate fair market value or cost basis (where an appraisal is not available) of assets managed by our Investment Management segment as of the end of the periods reflected.

PART II

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

We present our Management’s Discussion and Analysis in six sections, as follows:

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

We create value for these stakeholders by enabling and motivating our employees to apply their expertise to deliver services that our clients want in order to add value to their real estate and business operations. We believe that our ability to add value is demonstrated by our clients’ repeat or expanded service requests and by the strategic alliances we have formed with them.

The services we provide require “on the ground” expertise in local real estate markets. Such expertise is the product of research into market conditions and trends, expertise in buildings and locations, and expertise in competitive conditions. This real estate expertise is at the heart of the history and strength of the Jones Lang LaSalle brand. One of our key differentiating factors, as a result, is our global reach and service imprint in local markets around the world, all provided by offices we own (rather than franchise, as many of our competitors do) and personnel we employ directly.

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

Because we are a services business, our profits produce strong cash returns. Over the past five years, we have used this cash strategically to:

•	Invest for growth in important markets throughout the world;

•	Make business acquisitions to strategically grow the Company;

•	Co-invest in LaSalle Investment Management sponsored and managed funds;

•	Purchase shares under our share repurchase programs and initiate a dividend program; and

•	Pay down our debt and maintain our desired leverage ratio.

In 2007, our Board declared and paid a total annual dividend of $0.85 per common share, a 42% increase over the $0.60 annual dividend paid in 2006, and anticipates paying a total annual dividend in 2008 of $1.00 per share. We do not believe that the payment of dividends will preclude us from continuing the above other uses of cash.

We believe value is enhanced by investing appropriately in growth opportunities, growing our market position in developed markets and keeping our balance sheet strong.

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

PART II

To continue to create new value for our clients, shareholders and employees, in early 2005 we identified five strategic priorities for continued growth. We refer to them as the Global Five Priorities, or the “G5.” We have initiated a five-year program designed to invest capital and resources that will maintain and extend our global leadership positions. We define the G5 as follows:

G1: LOCAL AND REGIONAL SERVICE OPERATIONS. Our strength in local and regional markets determines the strength of our global service capabilities. Our financial performance also depends, in great part, on the business we source and execute locally from approximately 170 offices around the world. We believe that we can leverage our established business presence in the world’s principal real estate markets to provide expanded local and regional services without a proportionate increase in infrastructure costs.

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

G4: LASALLE INVESTMENT MANAGEMENT. With a truly integrated global platform, our LaSalle Investment Management business is already well positioned to serve institutional real estate investors looking for attractive opportunities around the world. Our continued investment in LaSalle Investment Management’s ability to develop and offer new products quickly, and to extend its portfolio capabilities into promising new markets, is intended to enhance that position.

G5: WORLD-STANDARD BUSINESS OPERATIONS. To gain maximum benefit from our other priorities, we must have superior operating and support procedures and processes to serve our clients and support our people. Our goal is to equip our people with the knowledge and risk management tools and other globally integrated infrastructure resources they need to create sustainable value for our clients. As we fully leverage the investments we have made in our infrastructure, we will continue to develop a global platform that will allow us to perform our services in an increasingly efficient, integrated and consistent manner.

We committed resources to all G5 priorities during the last three years. By continuing to invest in the future based on our view of how our strengths can support the needs of our clients, we intend to further grow our business and to maintain and expand our position as an industry leader in the process.

We have demonstrated our commitment of resources to support these priorities and drive growth through a combination of organic growth, which includes hiring individuals and teams to expand service offerings, and the completion of strategic business acquisitions. Beginning with the acquisition of Spaulding & Slye in January 2006, we have completed 23 business acquisitions of varying sizes. Through both organic growth and strategic acquisitions, we have grown significantly over the past five years both in terms of expanding our core service offerings, such as the launch and expansion of energy and sustainability services, and moving into new but related areas, such as providing services for industrial, retail and healthcare properties.

Businesses

MONEY MANAGEMENT

LaSalle Investment Management provides money management services for large institutions, both in specialized funds and separate account vehicles, as well as for managers of institutional and, increasingly, retail real estate funds. Investing money on behalf of clients requires not just asset selection, but also asset value activities that enhance the asset’s performance. The skill set required to succeed in this environment includes knowledge of real estate values—opportunity identification (research), individual asset selection (acquisitions), asset value creation (portfolio management) and investor relations. Our competitors in this area tend to be investment banks, fund managers and other financial services firms. They commonly lack the “on-the-ground” real estate expertise that our global market presence provides.

We are compensated for our services through a combination of recurring advisory fees that are asset-based, together with incentive fees based on underlying investment return to our clients. We generally recognize incentive fees when agreed upon events or milestones are reached and equity earnings at the time of the exit of individual investments within funds. We have been successful in transitioning the mix of our fees for this business to the more annuity revenue category of advisory fees. We also have increasingly been seeking to form alliances with distributors of real estate investment funds to retail clients where we provide the real estate investment expertise. In 2007, these funds, which exist in all three global regions, attracted approximately $400 million in investments, bringing the total we have allocated to these funds to approximately $3.0 billion. Additionally, our strengthened balance sheet and continued cash generation position us for expansion in co-investment activity, which we believe will accelerate our growth in assets under management.

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

PART II

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

OCCUPIER SERVICES

Our occupier services product offerings have leveraged our local market real estate services into best practice operations and process capabilities that we offer to corporate clients. The value added for these clients is the transformation of their real estate assets into an integral part of their core business strategies, delivered at more effective cost. The Firm’s client relationship focus drives our business success, as delivery of one product successfully sells the next and subsequent services. The skill set required to succeed in this environment includes financial and project management, and for some products, more technical skills such as engineering and energy management. We compete in this area with traditional real estate and property firms.

We differentiate ourselves on the basis of qualities that include our integrated global platform, our research capability, our technology platform and our ability to innovate through best practice products and services. Our strong strategic focus also provides a highly effective point of differentiation from our competitors. We have seen the demand for coordinated multi-national occupier services by global corporations increase, and we expect this trend to continue as these businesses refocus on core competencies. Consequently, we focus on continuing to enhance our ability to deliver our services across all geographies globally in a seamless and coordinated fashion that best leverages our expertise for our clients’ benefit.

Summary of Critical Accounting Policies and Estimates

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These accounting estimates are based on management’s judgment and we consider them to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.

REVENUE RECOGNITION

The SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 104, provides guidance on the application of U.S. generally accepted accounting principles (“U.S. GAAP”) to selected revenue recognition issues. Additionally, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), provides guidance on the application of U.S. GAAP to revenue transactions with multiple deliverables.

We earn revenue from the following principal sources:

•	Transaction commissions;

•	Advisory and management fees;

•	Incentive fees;

•	Project and development management fees; and

•	Construction management fees.

PART II

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

We recognize project and development management fees and construction management fees by applying the “percentage of completion” method of accounting. We use the efforts expended method to determine the extent of progress toward completion for project and development management fees and costs incurred to total estimated costs for construction management fees.

Certain contractual arrangements for services provide for the delivery of multiple services. We evaluate revenue recognition for each service to be rendered under these arrangements using criteria set forth in EITF 00-21. For services that meet the separability criteria, revenue is recognized separately. For services that do not meet those criteria, revenue is recognized on a combined basis.

We follow the guidance of EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). Accordingly, we have recorded these reimbursements as revenues in the income statement, as opposed to showing them as a reduction of expenses.

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

Most of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $931 million, $746 million and $549 million in 2007, 2006 and 2005, respectively. This treatment has no impact on operating income, net income or cash flows.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments and with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables. These allowances are then reviewed on a quarterly basis by regional and global management to ensure they are appropriate. As part of this review, we develop a range of potential allowances on a consistent formulaic basis. We would normally expect that the allowance would fall within this range. Our allowance for uncollectible accounts receivable as determined under this methodology was $13.3 million and $7.8 million at December 31, 2007 and 2006, respectively.

Over the past several years we have placed considerable focus on working capital management and, in particular, collecting our receivables in a more timely manner. Our bad debt expense as a percentage of revenues has been reduced as we have been successful in working capital management and collecting receivables more timely. Bad debt expense was $4.2 million, $3.6 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Bad debt expense was less than two-tenths of one percent of total revenues in each of the last three years. Considering our growth in revenues and receivables over the last several years, we believe this level of bad debt expense reflects effective efforts in working capital management.

PART II

INVESTMENTS IN REAL ESTATE VENTURES

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 48.78% of the respective ventures. We apply the provisions of the following guidance when accounting for these interests:

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

ASSET IMPAIRMENTS

Within the balances of property and equipment used in our business, we have computer equipment and software; leasehold improvements; furniture, fixtures and equipment; and automobiles. Goodwill and other identified intangibles have been recorded from a series of acquisitions and one substantial merger. We also invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 48.78% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of our non-controlling ownership.

•

Property and Equipment—We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to recognize and measure impairment of property and equipment owned or under capital lease. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in 2007, 2006 or 2005.

•

Goodwill and Other Intangible Assets—We apply SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), when accounting for goodwill and other intangible assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS, and by country groupings in Europe IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2007, 2006 and 2005 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in any of those years.

PART II

•

Investments in Real Estate Ventures—We apply the provisions of APB 18, SEC Staff Accounting Bulletin Topic 5-M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” (“SAB 59”), and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We review investments in real estate ventures on a quarterly basis for indications of whether the carrying value of the real estate assets underlying our investments in real estate ventures may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows expected to be generated by the underlying assets. When an “other than temporary” impairment has been identified related to a real estate asset underlying one of our investments in ventures, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period.

There were no impairment charges in equity earnings in 2007 or 2006. There were $1.8 million of such impairment charges to equity earnings in 2005, representing our equity share of the impairment charges against individual assets held by these ventures.

Additionally, since the 2001 closing of our Land Investment Group and sale of our Development Group, we have recorded net impairment charges related to investments originated by these groups to restructuring expense. There were $0.4 million, $0.7 million and $0.4 million of net credits to restructuring credits in 2007, 2006 and 2005, respectively, related to cash received from sales of land previously written down to a net book value of $0 in the Land Investment Group.

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

Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability. Local statutory tax rates range from 10% to 42% in the countries in which we have significant operations. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in:

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

We achieved an effective tax rate of 25.2%, 26.7% and 25.9% in 2007, 2006 and 2005, respectively, which reflected our continued disciplined management of our global tax position.

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

	DECEMBER 31,
	2007	2006	2005
Gross deferred tax assets	$147.6	108.9	115.1
Valuation allowance	2.5	2.4	5.3

The increase in gross deferred tax assets from 2006 to 2007 was the result of an increase in the amount of expense accruals not yet deductible. The decrease in gross deferred tax assets from 2005 to 2006

PART II

was the result of the usage of net operating loss carryforwards in 2006, with much of that decrease being offset by the growth in expense accruals not yet deductible.

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

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to its retained earnings or any change to its liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows ($ in millions):

Balance at January 1, 2007	$19.9
Additions based on tax positions related to the current year	2.4
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions for lapse of the statute of limitations	(0.3)
Settlements	—
Balance at December 31, 2007	$22.0

All of the unrecognized benefits, if recognized, would affect the effective tax rate. The Company does not believe there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months after December 31, 2007. The Company does not believe that it has material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

The most significant of these programs under which restricted stock units are granted is our stock ownership program. We increase incentive compensation deferred under the stock ownership program by 20% when determining the value of restricted stock units we grant. These restricted units vest in two parts: 50% at 18 months and 50% at 30 months, in each case from the date of grant (namely, vesting periods start in January of the year following that for which the bonus was earned). The service period over which the related compensation cost is amortized to expense consists of the 12 months of the year to which payment of the restricted stock relates, plus the periods over which the stock vests. Given that we do not finalize individual incentive compensation awards until after year-end, we must estimate the portions of the overall incentive compensation pools that will qualify for these programs. Estimations factor in the performance of the Company and individual business units, together with the target bonuses for qualified individuals.

We determine, announce and pay incentive compensation in the first quarter of the year following that to which the incentive compensation relates, at which point we true-up the estimated stock ownership program deferral and related amortization. The table below sets forth certain information regarding the stock ownership program ($ in millions, except employee data):

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Number of employees qualified for the restricted stock programs	1,500	1,200	1,000
Deferral of compensation under the stock ownership program	$(39.9)	(28.8)	(23.1)
Enhancement of deferred compensation	(8.0)	(7.2)	(5.8)
(Increase)/decrease to deferred compensation in the first quarter of the following year	N/A	(1.6)	0.3
Total deferred compensation	$(47.9)	(37.6)	(28.6)
Compensation expense recognized with regard to the current year stock ownership program	$15.4	11.3	10.1
Compensation expense recognized with regard to prior year stock ownership programs	25.0	15.8	9.6
Total stock ownership program compensation expense	$40.4	27.1	19.7

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

•

Health Insurance—We self-insure our health benefits for all U.S.-based employees, although we purchase stop loss coverage on an annual basis to limit our exposure. We self-insure because we believe that on

PART II

the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We estimate our likely full-year health costs at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we estimate the required reserve for unpaid health costs required at year-end.

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balance for the 2007 program is $5.8 million at December 31, 2007.

The table below sets out certain information related to the cost of the health insurance program for the years ended December 31, 2007, 2006 and 2005 ($ in millions):

	2007	2006	2005
Expense to Company	$14.8	11.6	7.9
Employee contributions	3.8	3.7	2.6
Adjustment to prior year reserve	(1.5)	(0.3)	(0.5)
Total program cost	$17.1	15.0	10.0

•

Workers’ Compensation Insurance—Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to revenue for the years ended December 31, 2007, 2006 and 2005 were $5.2 million, $3.0 million and $3.7 million, respectively.

The table below sets out the range and our actual reserve for the past three years ($ in millions):

	MAXIMUM RESERVE	MINIMUM RESERVE	ACTUAL RESERVE
December 31, 2007	$9.8	9.2	9.8
December 31, 2006	8.4	7.8	8.4
December 31, 2005	7.6	7.0	7.6

Given the uncertain nature of claim reporting and settlement patterns associated with workers’ compensation insurance, we have accrued at the higher end of the range.

•

Captive Insurance Company—In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practices liability insurance coverage on a “claims made” basis. The level of risk retained by our captive is up to $2.5 million per claim (dependent upon location) and up to $12.5 million in the aggregate. The reserves estimated and accrued in accordance with SFAS 5 for self-insurance facilitated through our captive insurance company, which relate to multiple years, were $7.1 million and $9.3 million, net of receivables from third party insurers, as of December 31, 2007 and 2006, respectively.

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

The table below provides details of the year-end reserves, which can relate to multiple years, that we have established as of ($ in millions):

RESERVE AT YEAR-END
December 31, 2007	$7.1
December 31, 2006	7.9
December 31, 2005	10.9

New Accounting Standards

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R. The provisions of SFAS 157 are effective for financial assets beginning January 1, 2008. In November 2007, the FASB deferred the implementation of SFAS 157 for non-financial assets and liabilities for one year. Management does not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

FAIR VALUE OPTION

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company has the option of adopting fair value accounting for financial assets and liabilities in accordance with the guidance of SFAS 159 beginning January 1, 2008. Management does not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

PART II

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS 141(revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change how identifiable assets acquired and the liabilities assumed in a business combination will be recorded in the financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires expensing of most transaction and restructuring costs. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is after December 31, 2008. Management has not yet determined what impact the application of SFAS 141(R) will have on our consolidated financial statements.

NONCONTROLLING INTERESTS

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 applies prospectively as of January 1, 2009. Management has not yet determined what impact the application of SFAS 160 will have on our consolidated financial statements.

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

“Equity in earnings from real estate ventures” may also vary substantially from period to period for a variety of reasons, including as a result of: (i) impairment charges, (ii) realized gains on asset dispositions, or (iii) incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.

The comparability of these items can be seen in Note 3 of the Notes to Consolidated Financial Statements and is discussed further in Segment Operating Results included herein.

IOS REVENUES

Expansion of our real estate investment banking, capital markets activities and other transaction based services within our Investor and Occupier Services businesses will tend to increase the revenues we receive that relate to the size and timing of our clients’ transactions. As we attempt to continue to expand these services, we would also expect the timing of recognition of these items to increasingly impact comparability between quarters, in any one year, or compared to a prior year. Fees from these services can be significant and may vary substantially from period to period. For example, in the second quarter of 2007, we recognized a significant transaction fee in our Asia Pacific segment for the sale of a portfolio of 13 Japanese hotels.

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

INTEREST RATES

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our revolving multi-currency credit facility that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the revolving credit facility were $153.9 million during 2007, and the effective interest rate on that facility was 5.5%. As of December 31, 2007, we had $29.2 million outstanding under the revolving credit facility. This facility bears a variable rate of interest based on market

PART II

rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in the last three years and we had no such agreements outstanding at December 31, 2007.

The effective interest rate on our debt was 5.5% in 2007, compared to 5.1% in 2006. A 50 basis point increase in the effective interest rate on the revolving credit facility would have increased our net interest expense by $0.8 million during 2007 and $1.0 million during 2006.

FOREIGN EXCHANGE

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, our revenues outside of the United States totaled 64% of total revenues in 2007 and 55% of our total revenues in 2006. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily related to the British pound (17% of 2007 and 2006 revenues) and the euro (17% of 2007 and 2006 revenues).

We mitigate our foreign currency exchange rate risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs. The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our revenue exposure to British pounds.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At December 31, 2007, we had forward exchange contracts in effect with a gross notional value of $744.2 million ($718.4 million on a net basis) with a market and carrying loss of $5.5 million. This carrying loss is offset by a carrying gain in associated intercompany loans such that the net impact to earnings is not significant.

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	2007	2006	INCREASE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$2,652.1	$2,013.6	$638.5	32%	26%
Compensation & benefits	1,724.2	1,313.3	410.9	31%	26%
Operating, administrative & other	530.4	408.0	122.4	30%	24%
Depreciation & amortization	55.6	48.9	6.7	14%	9%
Restructuring	(0.4)	(0.7)	0.3	n.m.	n.m.
Operating expenses	2,309.8	1,769.5	540.3	31%	25%
Operating income	$342.3	$244.1	$98.2	40%	38%

(n.m. not meaningful)

REVENUE

Revenues for the year ended 2007 were $2.65 billion, an increase of 32% from the prior year that resulted from strong performance in all operating segments. Revenue in 2007 includes a significant advisory transaction

PART II

fee earned by the Asia Pacific Hotels business. Included in the 2006 revenue was an incentive fee from a single client of $113 million, earned by LaSalle Investment Management.

See Segment Operating Results below for additional discussion of revenues.

OPERATING EXPENSES

Operating expenses were $2.31 billion in 2007 and $1.77 billion in 2006, an increase of approximately 31% in U.S. dollars and 25% in local currencies from the prior year. The increase in operating expenses in 2007 was largely driven by additions to revenue-generating and client-service staff, both through hiring and strategic acquisitions, and the expansion of offices to support the continued growth of the global business platform. Higher incentive compensation costs related to the strong revenue and profit performance also contributed to the increase in operating expenses.

OPERATING INCOME

Operating income for the year ended 2007 was $342.3 million, compared to $244.1 million in the prior year, an increase of 40%. From 2006 to 2007, revenue increased $638.5 million, or 32%, while operating expenses increased $540.3 million, or 31%.

INTEREST EXPENSE

Interest expense was $13.1 million in 2007 and $14.3 million in 2006, a decrease of 8%, primarily due to a decrease in average debt balances compared to 2006, which included the debt used to finance the Spaulding & Slye acquisition in January 2006.

PROVISION FOR INCOME TAXES

The provision for income taxes was $87.6 million in 2007 as compared to $63.8 million in 2006. The increase in the tax provision is primarily due to improved business performance. The effective tax rate was 25.2% in 2007 as compared to 26.7% in 2006. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

NET INCOME

Net income was $257.8 million for 2007, an increase of 46% over the prior year’s net income of $176.4 million, driven by strong performance in all operating segments.

SEGMENT OPERATING RESULTS

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services (“IOS”):

(ii)	Americas,

(iii)	Europe, Middle East and Africa (“EMEA”) and

(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets, and valuation services (collectively “transaction services”); and property management, facilities management, project and development management, energy management and sustainability, and construction management services (collectively “management services”).

For segment reporting we show equity in earnings from real estate ventures within our revenue line, especially since it is an integral part of our Investment Management segment. We have not allocated restructuring charges to the business segments for segment reporting purposes and therefore these costs are not included in the discussion below.

AMERICAS—INVESTOR AND OCCUPIER SERVICES

	2007	2006	INCREASE	% CHANGE
Revenue	$765.2	$622.1	$143.1	23%
Operating expense	684.8	556.6	128.2	23%
Operating income	$80.4	$65.5	$14.9	23%

Revenue in the Americas region increased 23% over the prior year, and in the fourth quarter of 2007 revenue was $250 million, an increase of 11%. Compared with 2006, Management Services grew 23% for both 2007 and the fourth quarter, while Transaction Services revenue increased 20% for 2007 and was flat for the fourth quarter of 2007. New and expanded relationships with corporate clients produced strong full-year performance, increasing account management revenue by 32% over the prior year. Public Institutions and Project and Development Services grew 35% and 23%, respectively, for 2007. Due to lack of liquidity in the credit markets, transaction volumes for investment sales within the U.S. slowed during the fourth quarter of 2007. As a result, revenue from Capital Markets decreased 20% in the Americas in the fourth quarter of 2007, while remaining up 22% for the full year.

Total operating expenses increased 23% for 2007 and 18% for the fourth quarter of 2007. The increase in operating expenses resulted from the addition of revenue generators in key markets and higher incentive compensation expenses as a result of the growth in both revenue and profit performance. Operating income for the full year increased 23% to $80.4 million and decreased for the fourth quarter of 2007 to $34.7 million from $42.4 million in 2006.

EMEA—INVESTOR AND OCCUPIER SERVICES

	2007	2006	INCREASE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$926.1	$679.3	$246.8	36%	26%
Operating expense	834.6	635.3	199.3	31%	22%
Operating income	$91.5	$44.0	$47.5	108%	89%

EMEA’s revenue grew 36% due to a 35% increase in Transaction Services and a 39% increase in Management Services. Year-over-year

PART II

revenue growth in the region was driven by strong performance in all transaction service lines. Agency Leasing continued its momentum, growing approximately 40% for both the full year and fourth quarter of 2007. Advisory Services revenue, which increased 47% for the fourth quarter of 2007 and 65% percent for all of 2007, contributed to the growth in Management Services. Capital Markets was up 20% for 2007 driven by increased market share, despite a decrease of 12% in the fourth quarter of 2007. We completed seven strategic acquisitions in the region in 2007 and opened seven new offices. Both the euro and pound sterling were stronger than the previous year, which contributed to the U.S. dollar revenue growth.

Geographically, the region’s robust growth was led by England, Germany and Russia. Revenue in England, the firm’s largest European market, grew 21% in 2007. Germany had an increase of 53%, while Russia continued its strong growth in 2007 with revenue doubling compared with 2006.

For the fourth quarter of 2007, revenue growth in England and Germany was flat year-over-year, with both countries negatively impacted by lower volumes in Capital Markets transactions. However, the geographical diversity of the EMEA business provided continued growth in the fourth quarter of 2007 as Russia, the Netherlands and Central and Eastern Europe (“CEE”) reported healthy increases in revenue year-over-year. Revenue in Russia increased 78% in the fourth quarter of 2007, while the Netherlands and CEE grew 90% and 61%, respectively over the prior year. The firm has started to benefit from the significant strategic investments and acquisitions in these markets over the past several years.

Operating expenses increased by 31% on a full-year basis and by 17% for the fourth quarter. The increase was primarily due to acquisitions, staff additions to service clients and grow market share, and increased revenue and profit-driven incentive compensation. Operating income for the full year increased 108% to $91.5 million from $44.0 million in 2006, while increasing 58% percent to $47.3 million in the fourth quarter of 2007.

ASIA PACIFIC—INVESTOR AND OCCUPIER SERVICES

	2007	2006	INCREASE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$602.1	$336.9	$265.2	79%	67%
Operating expense	531.9	318.3	213.6	67%	57%
Operating income	$70.2	$18.6	$51.6	n.m.	n.m.
(n.m. – not meaningful; change greater than 100%)

Revenue for Asia Pacific increased 79% for the full-year of 2007 and 37% to $170 million for the fourth quarter of 2007. Transaction Services revenue nearly doubled for the year and increased 40% for the fourth quarter of 2007 and Management Services revenue increased 58% for the year and 34% for the fourth quarter of 2007. The region’s 2007 performance was driven by returns from investments made in growing markets, the third-quarter acquisition in India, and a significant Asia Pacific Hotels transaction that involved selling a portfolio of 13 Japanese hotels on behalf of a client in the second quarter. The weakening of the U.S. dollar against most major Asian currencies also contributed to the revenues growth in U.S. dollars in 2007.

Geographically, the strongest revenue contributions were from the region’s largest market, Australia, and from the growth markets of India and Japan, as well as the core market in Singapore. Revenue in Australia grew 43% in 2007 and 51% for the fourth quarter of 2007, compared to 2006. Japan and Singapore also made significant revenue growth contributions, with revenue nearly doubling in each market for 2007.

Results generated by the business we acquired in India, are included in the region’s revenue and operating expenses from the July acquisition date. However, because the acquisition was for an ownership share of less than 100 percent, the portion of operating results not belonging to the firm is classified as a minority interest, net of tax, constituting an offset to net income in the consolidated results.

Operating expenses on a full-year basis for the Asia Pacific region increased 67%, and for the fourth quarter of 2007 increased 40%, over the prior year. The increase was the result of further expansion of the geographic platform, service capabilities and infrastructure throughout the region, and higher incentive compensation associated with revenue-generating activities. Operating income for 2007 increased to $70.2 million from $18.6 million in 2006, and for the fourth quarter increased to $22.0 million from $18.3 million in 2006.

INVESTMENT MANAGEMENT

	2007	2006	INCREASE (DECREASE)	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$361.1	$377.2	$(16.1)	(4)%	(7)%
Equity in earnings from real estate ventures	9.7	7.1	2.6	37%	35%
Total revenue	370.8	384.3	(13.5)	(4)%	(6)%
Operating expense	258.8	260.0	(1.2)	0%	(3)%
Operating income	$112.0	$124.3	$(12.3)	(10)%	(12)%

LaSalle Investment Management’s revenue decreased 4% in 2007 and increased 35% to $115 million for the fourth quarter of 2007. Excluding the $113 million incentive fee earned from a single client in 2006, 2007 revenue increased 36% over 2006. The increase in current-year revenue was driven primarily by the continued growth of the annuity-based business, as well as from incentive fees that were generated from strong performance of assets managed on behalf of clients.

The continued focus on the growth in annuity revenue led to a 38% increase in 2007 in Advisory fees and a 43% increase in the fourth quarter of 2007. The growth in the annuity business was due to the healthy increase in assets under management and advisory fees generated from newly committed capital. Supporting this growth, the firm’s co-investment capital totaled $151.8 million at the end of 2007, compared with $131.8 million at the end of 2006.

PART II

Incentive fees vary significantly from period to period due to both the performance of the underlying investments and the contractual timing of the measurement periods for different clients. In 2007, incentive fees were up 52%, excluding the $113 million fee earned in 2006.

LaSalle Investment Management raised over $10.1 billion of equity during 2007, as it launched five new private equity funds and secured 16 global securities mandates. Investments made on behalf of clients during 2007 were $8.4 billion worldwide. Assets under management grew to $49.7 billion from $40.6 billion, a 22% increase over the prior year.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	2006	2005	INCREASE (DECREASE)	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$2,013.6	$1,390.6	$623.0	45%	43%
Compensation & benefits	1,313.3	902.7	410.6	45%	44%
Operating, administrative & other	408.0	320.9	87.1	27%	26%
Depreciation & amortization	48.9	33.8	15.1	45%	44%
Restructuring	(0.7)	1.4	(2.1)	n.m.	n.m.
Total operating expenses	1,769.5	1,258.8	510.7	41%	39%
Operating income	$244.1	$131.8	$112.3	85%	78%
(n.m. – not meaningful)

REVENUE

Revenues for the year ended 2006 were $2.01 billion, an increase of 45% from 2005 that resulted from growth in all operating segments. Included in the Firm’s 2006 full-year results was an incentive fee from a single client of $113 million at a 41% operating income margin.

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

SEGMENT OPERATING RESULTS

AMERICAS—INVESTOR AND OCCUPIER SERVICES

	2006	2005	INCREASE	% CHANGE
Revenue	$622.1	$434.3	$187.8	43%
Operating expense	556.6	384.0	172.6	45%
Operating income	$65.5	$50.3	$15.2	30%

Americas revenue for the full year 2006 was $622.1 million, an increase of 43% over the prior year, and fourth-quarter revenue was $227 million, an increase of 38%. Compared with 2005, Transaction Services revenue increased 57% for the full year and 45% for the quarter while Management Services grew 31% for the year and 27% for the quarter.

The strong 2006 performance benefited from growth in both the Markets group, whose focus is to maximize the Firm’s competitive position in key local markets, and the Accounts organization, whose focus is on delivering services and strategic advice to corporate clients. Revenue in the Markets and Accounts groups increased by a combined 47% for the full year compared with the prior year. The Spaulding & Slye acquisition had a significant impact on year-over-year revenue growth in both Markets and Accounts. Strong performance in Capital Markets also

PART II

contributed to the annual year-over-year revenue growth with a 74% increase over the previous year. Revenue in the Firm’s Americas Hotels business was up 46% in 2006 compared with the prior year as a result of the business’ strong position in a healthy industry environment.

Total operating expenses increased 45% for the full year 2006 and 43% for the quarter compared with 2005. The increase in operating expenses resulted from significant additions to the local market teams and from operations added through the Spaulding & Slye acquisition. In addition, incentive compensation expenses increased as a result of the growth in both revenue-generating activities and profit performance.

EMEA—INVESTOR AND OCCUPIER SERVICES

	2006	2005	INCREASE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$679.3	$492.8	$186.5	38%	34%
Operating expense	635.3	468.3	167.0	36%	32%
Operating income	$44.0	$24.5	$19.5	80%	54%

EMEA’s full-year 2006 revenue grew 38% and 34% in U.S. dollars and local currencies, respectively, to $679.3 million, and fourth-quarter 2006 revenue increased 53% in U.S. dollars and 39% in local currencies to $270 million. Transaction Services revenue grew 44% for the full year to $557 million, and 54% for the quarter, while Management Services revenue grew 19% for the year to $114 million, and 67% for the quarter. Year-over-year annual revenue growth in the region was driven by strong performance in Capital Markets, which was up 70% for the year driven by increased market share and strong underlying market conditions, and by Agency Leasing, which grew 26%. We completed four strategic acquisitions in the region in 2006 (in the United Kingdom, Spain, and United Arab Emirates) and opened six new offices which, together with hiring, resulted in the addition of approximately 350 revenue-generators in the year.

Geographically, the region’s robust full-year 2006 growth was driven primarily by France and Germany. Revenue in France grew 83% in U.S. dollars for the full year and 60% for the fourth quarter compared with the prior year, while Germany had an increase of 58% for the full year and 45% for the quarter. Russia continued its strong growth with full year revenue doubling compared with the prior year, while very favorable trends continued in Central and Eastern Europe and Spain. The EMEA Hotels business also had solid growth with annual revenues up almost 30% compared with the prior year.

Operating expenses increased by 36% in U.S. dollars and 32% in local currencies on a full-year 2006 basis and by 56% in U.S. dollars and 43% in local currencies for the quarter. The increase was primarily due to acquisitions, staff additions to service clients and grow market share, and increased incentive compensation driven by improved revenue and profit performance.

ASIA PACIFIC—INVESTOR AND OCCUPIER SERVICES

	2006	2005	INCREASE (DECREASE)	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$336.9	$272.9	$64.0	23%	23%
Operating expense	318.3	252.9	65.4	26%	27%
Operating income	$18.6	$20.0	$(1.4)	(7)%	(7)%

Revenue for the Asia Pacific region on a full-year 2006 basis was $336.9 million, an increase of 23% in both U.S. dollars and local currencies, and $124 million for the fourth quarter, an increase of 35% in U.S. dollars and 31% in local currencies from the prior year. Growth for the full year and fourth quarter in U.S. dollars resulted from both Transaction Services revenue, which increased 22% and 32%, respectively, and Management Services revenue, which increased 20% and 38%, respectively.

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

Operating expenses on a full-year 2006 basis for the Asia Pacific region increased 26% in both U.S. dollars and local currencies, and for the fourth quarter increased 34% in U.S. dollars and 30% in local currencies, over the prior year. The increase was the result of expansion of the geographic platform, service capabilities and infrastructure throughout the region.

Operating income decreased from $20.0 million in 2005 to $18.6 million in 2006. Included in 2006’s full year results were expenses of approximately $1.7 million for net transition costs incurred to outsource the management of the region’s IT infrastructure, call centers and application development, positioning the region for future growth. The 2005 full-year results included a benefit of $2.4 million received from a litigation settlement. Excluding the impact of these items, operating income for the region would have increased from $17.6 million in 2005 to $20.3 million in 2006, with operating income margins flat at approximately 6%. The firm is now well-positioned with a leading market share in the region to capitalize on the anticipated growth.

PART II

INVESTMENT MANAGEMENT

	2006	2005	INCREASE (DECREASE)	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$377.2	$190.8	$186.4	98%	94%
Equity in earnings from real estate ventures	7.1	11.9	(4.8)	(40)%	(41)%
Total revenue	384.3	202.7	181.6	90%	86%
Operating expense	260.0	152.3	107.7	71%	69%
Operating income	$124.3	$50.4	$73.9	n.m.	n.m.
(n.m. – not meaningful; change greater than 100%)

LaSalle Investment Management’s full-year 2006 revenue grew to $384.3 million, up 90% in U.S. dollars and 86% in local currencies over the prior year, and fourth-quarter 2006 revenue increased to $85 million, up 18% in U.S. dollars and 13% in local currencies. The increase in revenue was driven by the continued growth of the annuity-based business as well as from incentive fees that were generated from strong performance of clients’ investments managed by the Firm.

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

Consolidated Cash Flows

CASH FLOWS FROM OPERATING ACTIVITIES

During 2007, cash flows provided by operating activities totaled $409.4 million, an increase of $31.7 million, or 8%, over the $377.7 million of cash flows provided by operating activities in 2006. The most significant items driving the $31.7 million increase in cash flow from operations were an increase in net income of $81.4 million, or 46%, from 2006 to 2007, partially offset by net increases in working capital and deferred tax assets compared to 2006. Current assets less current liabilities increased by $30.0 million in 2007, and long-term deferred tax assets, net, increased by $15.2 million over the same period. Increases in accounts payable and accrued liabilities ($303.0 million compared to $221.4 million at December 31, 2007 and 2006, respectively) and accrued compensation ($655.9 million compared to $514.6 million at December 31, 2007 and 2006, respectively), offset in part by increases in trade receivables ($834.9 million compared to $630.1 million at December 31, 2007 and 2006, respectively), were the most significant components of the net change in working capital, and also are reflective of continued growth.

During 2006, cash flows provided by operating activities totaled $377.7 million compared to $120.6 million in 2005, due to improved and expanded business performance in 2006. The 2006 increase in cash flow from operations was driven by a 70% increase in net income and a net decrease in working capital. Increases in accounts payable and accrued liabilities ($221.4 million compared to $155.7 million at December 31, 2006 and 2005, respectively) and accrued compensation ($514.6 million compared to $300.8 million at December 31, 2006 and 2005, respectively), offset in part by increases in trade receivables ($630.1 million compared to $415.1 million at December 31, 2006 and 2005, respectively), were most responsible for the increase in cash flows from changes in working capital, and also are reflective of improved and expanded business performance.

CASH FLOWS USED IN INVESTING ACTIVITIES

We used $258.5 million in investing activities in 2007, which was a decrease of $47.9 million from the $306.4 million used for investing activities in 2006. The decrease was due to a $57.5 million decrease in cash used for acquisitions, as well as a $33.8 million decrease in net fundings of co-investment activity, primarily as a result of more significant distributions from and sales of investments in 2007 when compared with 2006, partially off-set by a $43.4 million increase in net property and equipment additions.

We used $306.4 million in investing activities in 2006, which was an increase in cash used of $245.4 million from the $61.0 million used in 2005. This increase was primarily due to $186.8 million more of business acquisitions activity in 2006 than in 2005, but also was due to increases of $30.5 million in net property and equipment additions and of $28.0 million in net fundings of co-investment activity over the prior year.

CASH FLOWS USED IN FINANCING ACTIVITIES

We used $122.9 million in financing activities in 2007 compared with $49.4 million used in 2006. The $73.5 million increase in cash used for financing activities was the result of changes in levels of activity in several programs, including a $43.4 million increase in shares repurchased under our share repurchase program and for taxes on stock awards, a $14.1 million decrease in cash received from employee stock option and stock purchase programs, an $8.0 million decrease in net borrowings, and an $8.3 million increase in dividends paid.

PART II

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

CREDIT FACILITY

On June 6, 2007, we amended our unsecured revolving credit facility to increase the facility to $575 million, improve the pricing, extend the term to June 2012 and modify other terms of the agreement. Pricing on the $575 million facility now ranges from LIBOR plus 47.5 basis points to LIBOR plus 80 basis points. As of December 31, 2007, our pricing on the revolving credit facility was LIBOR plus 47.5 basis points. This facility will continue to be utilized for working capital needs (including payment of accrued bonus compensation during the first quarter of each year), co-investment activity, share repurchases and dividend payments, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the facility will fluctuate based on our level of borrowing needs. We also have capacity to borrow up to an additional $46.8 million under local overdraft facilities.

As of December 31, 2007, we had $29.2 million outstanding under the revolving credit facility. The average borrowing rate on the revolving credit agreement was 5.5% as compared with an average borrowing rate of 5.1% in 2006. We also had short-term borrowings (including capital lease obligations) of $14.4 million outstanding at December 31, 2007, with $14.3 million of those borrowings attributable to local overdraft facilities.

With respect to the revolving credit facility, we must maintain a consolidated net worth of at least $729 million, a leverage ratio not exceeding 3.5 to 1, and a minimum interest coverage ratio of 2.5 to 1. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment and acquisitions. We are in compliance with all covenants as of December 31, 2007.

The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during the last three years, and none were outstanding as of December 31, 2007.

We believe that the revolving credit facility, together with local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, co-investment activity, share repurchases and dividend payments, capital expenditures and acquisitions.

CO-INVESTMENT ACTIVITY

As of December 31, 2007, we had total investments and loans of $151.8 million in approximately 40 separate property or fund co-investments. Within this $151.8 million are loans of $3.3 million to real estate ventures which bear an 8.0% interest rate and are to be repaid by 2008.

In the past, we have had repayment guarantees outstanding to third-party financial institutions in the event that underlying co-investment loans defaulted; however, we had no such guarantees at December 31, 2007.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At December 31, 2007, our maximum potential unfunded commitment to LIC I is euro 32.9 million ($48.0 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At December 31, 2007, LIC II has unfunded capital commitments for future fundings of co-investments of $323.9 million, of which our 48.78% share is $158.0 million. The $158.0 million commitment is part of our maximum potential unfunded commitment to LIC II at December 31, 2007 of $434.2 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital. At December 31, 2007 no bridge financing arrangements were outstanding.

As of December 31, 2007, LIC I maintains a euro 10.0 million ($14.6 million) revolving credit facility (the “LIC I Facility”), and LIC II maintains a $200.0 million revolving credit facility (the “LIC II Facility”), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities.

PART II

Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 4.8 million ($7.0 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.6 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 32.9 million ($48.0 million) and to LIC II of $434.2 million. As of December 31, 2007, LIC I had euro 2.3 million ($3.4 million) of outstanding borrowings on the LIC I Facility, and LIC II had $26.2 million of outstanding borrowings on the LIC II Facility.

The following table summarizes the discussion above relative to LIC I and LIC II at December 31, 2007 ($ in millions):

	LIC I	LIC II
Our effective ownership interest in co-investment vehicle	47.85%	48.78%
Our maximum potential unfunded commitments	$48.0	$434.2
Our share of unfunded capital commitments to underlying funds	34.8	158.0
Our maximum exposure assuming facilities are fully drawn	7.0	97.6
Our share of exposure on outstanding borrowings	1.6	12.8

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $10.7 million at December 31, 2007.

For the year ended December 31, 2007, funding of co-investments exceeded return of capital by $19.8 million. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2008 is anticipated to be between $50 and $60 million (planned co-investment less return of capital from liquidated co-investments).

SHARE REPURCHASE AND DIVIDEND PROGRAMS

Since October 2002, our Board of Directors has approved five share repurchase programs. On August 15, 2007, our board of directors approved a new share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock; this was in addition to the 208,000 shares that remained authorized to be repurchased as of August 15, 2007 under a program that was established in September 2005. These share repurchase programs allow the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both restricted stock and stock option grants made under our existing employee compensation plans. Through December 31, 2007, we have repurchased a total of 5,765,451 shares since the first repurchase program approved by our Board of Directors on October 30, 2002. In 2007, we repurchased 1,015,800 shares and at December 31, 2007 we have 1,563,100 shares that we are authorized to repurchase under this program. See Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” for additional details regarding our share repurchase activity throughout 2007.

In 2006, our Board declared and paid total annual dividends and dividend-equivalents of $0.60 per common share. In 2007, our Board declared and paid total annual dividends and dividend-equivalents of $0.85 per common share, and anticipated paying total annual dividends and dividend-equivalents of $1.00 per share in 2008. See Item 5 for additional discussion of our current dividend practice.

CAPITAL EXPENDITURES

Capital expenditures for 2007 were $113.7 million, up from $70.3 million in 2006, primarily for ongoing improvements to computer hardware and information systems and improvements to leased space. Included in the $113.7 million of capital expenditures were $5.3 million of allowances from landlords for leasehold improvements. Capital expenditures, net of leasehold improvement allowances, are anticipated to be approximately $105 million for 2008, primarily for ongoing improvements to computer hardware and information systems and improvements to leased space.

CONTRACTUAL OBLIGATIONS

We have obligations and commitments to make future payments under contracts in the normal course of business, including future minimum lease payments, interest and principal payments on outstanding borrowings.

Following is a table summarizing our minimum contractual obligations as of December 31, 2007 ($ in millions):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations	$29.2	—	—	29.2	—
Business acquisition obligations	91.2	45.6	11.5	23.4	10.7
Operating lease obligations	421.0	87.3	125.1	88.9	119.7
Capital lease obligations	0.3	0.1	0.2	—	—
Defined benefit plan obligations	82.0	4.9	11.4	14.3	51.4
Vendor and other purchase obligations	57.8	19.6	21.5	14.0	2.7
Total	$681.5	157.5	169.7	169.8	184.5

PART II

As of December 31, 2007, we had $29.2 million outstanding under our revolving credit facility. Interest and principal payments on outstanding borrowings against our $575 million revolving credit facility fluctuate based on our level of borrowing needs. There is no set repayment schedule with respect to the revolving credit facility; however, this facility expires in June 2012.

Our business acquisition obligations represent payments to sellers of businesses for which our acquisition has closed as of December 31, 2007, and the only condition on those payments is the passage of time. The $91.2 million total represents $82.0 million of current fair value as reported in Deferred business acquisition obligations in our Consolidated Balance Sheet, and $9.2 million of imputed interest reducing the obligations to their present value.

Our lease obligations include operating leases of office space in various buildings for our own use, as well as the use of equipment under both operating and capital lease arrangements. As of December 31, 2007, we have accrued liabilities related to excess lease space of $0.9 million, which were identified as part of our restructurings in 2001 and 2002. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2007 was $3.0 million.

Our defined benefit plan obligations represent estimates of what we expect to pay as retirement benefits for prior and expected future employee service in the countries where we have such plans in place.

Our other purchase obligations are related to various information technology servicing agreements, telephone communications and other administrative support functions.

The minimum contractual obligation table includes no provision for the $22.0 million of unrecognized tax benefits at December 31, 2007 because the amount and timing of certain payment can not be reliably estimated at this time.

In the Notes to Consolidated Financial Statements, see Note 9 for additional information on long-term debt obligations, see Note 10 for additional information on lease obligations, see Note 7 for additional information on defined benefit plan obligations, and see Note 8 for additional information on unrecognized tax benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risk is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market and Other Risk Factors” and is incorporated by reference herein.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of December 31, 2007, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART II

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” and changed its method of accounting for defined benefit pension plans pursuant to Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Chicago, Illinois

February 29, 2008

PART II

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Jones Lang LaSalle Incorporated:

We have audited Jones Lang LaSalle Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company, as listed in the accompanying index, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statement.

/s/ KPMG

Chicago, Illinois

February 29, 2008

PART II

JONES LANG LASALLE INCORPORATED

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2007 AND 2006

($ IN THOUSANDS, EXCEPT SHARE DATA)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$78,580	50,612
Trade receivables, net of allowances of $13,300 and $7,845	834,865	630,121
Notes and other receivables	52,695	30,079
Prepaid expenses	26,148	28,040
Deferred tax assets	64,872	49,230
Other	13,816	19,363
Total current assets	1,070,976	807,445

Property and equipment, net of accumulated depreciation of $198,169 and $181,959	193,329	120,376
Goodwill, with indefinite useful lives	694,004	520,478
Identified intangibles, with finite useful lives, net of accumulated amortization of $68,537 and $58,594	41,670	37,583
Investments in real estate ventures	151,800	131,789
Long-term receivables, net	33,219	29,781
Deferred tax assets	58,584	37,465
Other, net	48,292	45,031
Total assets	$2,291,874	1,729,948
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$302,976	221,356
Accrued compensation	655,895	514,586
Short-term borrowings	14,385	17,738
Deferred tax liabilities	727	1,426
Deferred income	29,756	31,896
Other	60,193	43,444
Total current liabilities	1,063,932	830,446

Noncurrent liabilities:
Credit facilities	29,205	32,398
Deferred tax liabilities	6,577	648
Deferred compensation	46,423	30,668
Pension liabilities	1,096	19,252
Deferred business acquisition obligations	82,042	34,178
Other	43,794	31,978
Total liabilities	1,273,069	979,568

Commitments and contingencies

Minority interest	8,272	—

Shareholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 31,722,587 and 36,592,864 shares issued and outstanding	317	366
Additional paid-in capital	441,951	676,270
Retained earnings	484,840	255,914
Shares held by subsidiary	—	(197,543)
Shares held in trust	(1,930)	(1,427)
Accumulated other comprehensive income	85,355	16,800
Total shareholders’ equity	1,010,533	750,380
Total liabilities and shareholders’ equity	$2,291,874	1,729,948

See accompanying notes to consolidated financial statements.

PART II

JONES LANG LASALLE INCORPORATED

CONSOLIDATED STATEMENTS OF EARNINGS YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

($ IN THOUSANDS, EXCEPT SHARE DATA)	2007	2006	2005
Revenue	$2,652,075	2,013,578	1,390,610
Operating expenses:
Compensation and benefits	1,724,174	1,313,294	902,712
Operating, administrative and other	530,412	407,985	320,934
Depreciation and amortization	55,580	48,964	33,836
Restructuring charges (credits), net	(411)	(744)	1,377
Total operating expenses	2,309,755	1,769,499	1,258,859

Operating income	342,320	244,079	131,751

Interest expense, net of interest income	13,064	14,254	3,999
Gain on sale of investments	6,129	—	—
Equity in earnings from real estate ventures	12,216	9,221	12,156

Income before provision for income taxes and minority interest	347,601	239,046	139,908

Provision for income taxes	87,595	63,825	36,236
Minority interest, net of tax	2,174	—	—

Net income before cumulative effect of change in accounting principle	257,832	175,221	103,672
Cumulative effect of change in accounting principle, net of tax	—	1,180	—
Net income	$257,832	176,401	103,672
Net income available to common shareholders	$256,490	175,344	103,287

Other comprehensive income:
Change in pension liabilities, net of tax	17,158	(1,345)	(16,168)
Foreign currency translation adjustments	53,653	52,781	(41,106)
Unrealized holding gain on investments	(2,256)	2,256	—
Comprehensive income	$326,387	230,093	46,398

Basic earnings per common share	$8.01	5.50	3.29
Basic weighted average shares outstanding	32,021,380	31,872,112	31,383,828

Diluted earnings per common share	$7.64	5.24	3.12
Diluted weighted average shares outstanding	33,577,927	33,447,939	33,109,261

See accompanying notes to consolidated financial statements.

PART II

JO NES LANG LASALLE INCORPORATED

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

($ IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID- IN CAPITAL	RETAINED EARNINGS	SHARES HELD BY SUBSIDIARY	SHARES HELD IN TRUST	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2004	33,243,527	$332	541,798	4,896	(58,898)	(530)	20,382	$507,980

Net income	—	—	—	103,672	—	—	—	103,672
Shares issued under stock compensation programs	1,956,217	20	19,515	—	—	—	—	19,535
Tax benefits of vestings and exercises	—	—	16,493	—	—	—	—	16,493
Amortization of stock compensation	—	—	28,194	—	—	—	—	28,194
Shares repurchased	—	—	—	—	(73,893)	—	—	(73,893)
Shares held in trust	—	—	—	—	—	(278)	—	(278)
Dividends declared, $0.25 per share	—	—	—	(8,426)	—	—	—	(8,426)
Change in minimum pension liability	—	—	—	—	—	—	(16,168)	(16,168)
Foreign currency translation adjustments	—	—	—	—	—	—	(41,106)	(41,106)
Balances at December 31, 2005	35,199,744	$352	606,000	100,142	(132,791)	(808)	(36,892)	$536,003
Net income	—	—	—	176,401	—	—	—	176,401
Shares issued under stock compensation programs	1,393,120	14	3,577	—	—	—	—	3,591
Tax benefits of vestings and exercises	—	—	29,104	—	—	—	—	29,104
Amortization of stock compensation	—	—	37,589	—	—	—	—	37,589
Shares repurchased	—	—	—	—	(64,752)	—	—	(64,752)
Shares held in trust	—	—	—	—	—	(619)	—	(619)
Dividends declared, $0.60 per share	—	—	—	(20,629)	—	—	—	(20,629)
Change in pension liabilities	—	—	—	—	—	—	(1,345)	(1,345)
Foreign currency translation adjustments	—	—	—	—	—	—	52,781	52,781
Unrealized holding gain on investments	—	—	—	—	—	—	2,256	2,256
Balances at December 31, 2006	36,592,864	$366	676,270	255,914	(197,543)	(1,427)	16,800	$750,380
Net income	—	—	—	257,832	—	—	—	257,832
Shares issued under stock compensation programs	895,174	9	(20,142)	—	—	—	—	(20,133)
Tax benefits of vestings and exercises	—	—	26,215	—	—	—	—	26,215
Amortization of stock compensation	—	—	52,895	—	—	—	—	52,895
Shares repurchased (1)	(5,765,451)	(58)	(293,287)	—	197,543	—	—	(95,802)
Shares held in trust	—	—	—	—	—	(503)	—	(503)
Dividends declared, $0.85 per share	—	—	—	(28,906)	—	—	—	(28,906)
Change in pension liabilities	—	—	—	—	—	—	17,158	17,158
Unrealized holding gain on investments	—	—	—	—	—	—	(2,256)	(2,256)
Foreign currency translation adjustments	—	—	—	—	—	—	53,653	53,653
Balances at December 31, 2007	31,722,587	$317	441,951	484,840	—	(1,930)	85,355	$1,010,533

(1)	Included in the 5,765,451 shares repurchased under our share repurchase programs through December 31, 2007 are 4,970,232 shares repurchased and held by one of our subsidiaries through June 30, 2007, 428,319 shares repurchased and canceled in the third quarter of 2007, and 366,900 shares repurchased in the fourth quarter of 2007 by Jones Lang LaSalle Incorporated. Shares held by one of our subsidiaries in previous reporting periods were included in total shares outstanding, but were deducted from shares outstanding for purposes of calculating earnings per share.

See accompanying notes to consolidated financial statements.

PART II

JONES LANG LASALLE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

($ IN THOUSANDS)	2007	2006	2005
Cash flows from operating activities:
Net income	$257,832	176,401	103,672
Reconciliation of net income to net cash provided by earnings:
Cumulative effect of change in accounting principle, net of tax	—	(1,180)	—
Depreciation and amortization	55,580	48,964	33,836
Equity in earnings from real estate ventures	(12,216)	(9,221)	(12,156)
Gain on sale of investments	(6,129)	—	—
Operating distributions from real estate ventures	11,560	17,501	10,427
Provision for loss on receivables and other assets	4,209	3,645	2,243
Minority interest, net of tax	2,174	—	—
Amortization of deferred compensation	57,932	44,556	31,593
Amortization of debt issuance costs	579	668	847
Change in:
Receivables	(224,083)	(242,377)	(94,094)
Prepaid expenses and other assets	3,662	(24,008)	(5,464)
Deferred tax assets, net	(32,279)	6,978	(20,903)
Excess tax benefits from share-based payment arrangements	(26,215)	(25,981)	—
Accounts payable, accrued liabilities and accrued compensation	316,812	381,757	70,635
Net cash provided by operating activities	409,418	377,703	120,636

Cash flows from investing activities:
Net capital additions—property and equipment	(113,743)	(70,307)	(39,785)
Business acquisitions, net of cash acquired	(134,259)	(191,706)	(4,885)
Investing activities—real estate ventures:
Capital contributions and advances to real estate ventures	(45,517)	(62,122)	(29,777)
Distributions, repayments of advances and sale of investments	35,017	17,775	13,413
Net cash used in investing activities	(258,502)	(306,360)	(61,034)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	1,448,413	891,231	569,649
Repayments of borrowings under credit facilities	(1,452,749)	(887,528)	(584,167)
Shares repurchased for payment of taxes on stock awards	(29,665)	(17,288)	(11,057)
Shares repurchased under share repurchase program	(95,778)	(64,752)	(74,171)
Excess tax benefits from share-based payment arrangements	26,215	25,981	—
Common stock issued under stock option plan and stock purchase programs	9,522	23,596	47,085
Payments of dividends	(28,906)	(20,629)	(8,426)
Net cash used in financing activities	(122,948)	(49,389)	(61,087)
Net increase (decrease) in cash and cash equivalents	27,968	21,954	(1,485)
Cash and cash equivalents, January 1	50,612	28,658	30,143
Cash and cash equivalents, December 31	$78,580	50,612	28,658
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,705	13,644	4,299
Income taxes, net of refunds	47,578	34,006	20,120
Non-cash financing activities:
Deferred business acquisition obligations	47,864	34,178	—

See accompanying notes to consolidated financial statements.

PART II

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements

(1) Organization

Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which may be referred to as we, us, our, the Company or the Firm), the leading integrated global real estate services and money management firm, was incorporated in 1997. We serve our clients’ real estate needs locally, regionally and globally from approximately 170 corporate offices in more than 700 cities in approximately 60 countries on five continents, with approximately 32,700 employees, including approximately 13,700 directly reimbursable property maintenance employees. We believe that our combination of local market presence and global reach differentiates our firm from other real estate service providers.

Our full range of services includes:

•	Agency leasing;

•	Property management;

•	Construction management;

•	Project and development;

•	Valuations;

•	Capital markets;

•	Real estate investment banking and merchant banking;

•	Brokerage of properties;

•	Corporate finance;

•	Hotel advisory;

•	Space acquisition and disposition (tenant representation);

•	Facilities management;

•	Strategic consulting;

•	Energy management and sustainability;

•	Outsourcing; and

•	Money management

We provide money management services on a global basis for both public and private assets through LaSalle Investment Management. Our services are enhanced by our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand.

We have grown by expanding both our client base and the range of our services and products, as well as through a series of strategic acquisitions and mergers. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single source provider of solutions for our clients’ full range of real estate needs. We solidified this network of services around the globe through the 1999 merger of the Jones Lang Wootton companies (“JLW”) (founded in 1783) with those of LaSalle Partners Incorporated (“LaSalle Partners”) (founded in 1968).

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

REVENUE RECOGNITION

The SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 104, provides guidance on the application of U.S. GAAP to selected revenue recognition issues. Additionally, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), provides guidance on the application of U.S. GAAP to revenue transactions with multiple deliverables.

We earn revenue from the following principal sources:

•	Transaction commissions;

•	Advisory and management fees;

•	Incentive fees;

•	Project and development management fees; and

•	Construction management fees.

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

PART II

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

Construction management fees, which are gross construction services revenues net of subcontract costs, were $12.9 million and $11.8 million for the years ended December 31, 2007 and 2006, respectively. Gross construction services revenues totaled $187.3 million and $147.6 million and subcontract costs totaled $174.4 million and $135.8 million for the years end December 31, 2007 and 2006, respectively. We did not provide construction services in 2005.

We include costs in excess of billings on uncompleted construction contracts of $4.8 million and $3.2 million in “Trade receivables,” and billings in excess of costs on uncompleted construction contracts of $12.9 million and $6.6 million in “Deferred income,” respectively, in our December 31, 2007 and 2006 consolidated balance sheets.

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

Most of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $931 million, $746 million and $549 million in 2007, 2006 and 2005, respectively. This treatment has no impact on operating income, net income or cash flows.

CASH AND CASH EQUIVALENTS

We consider all highly-liquid investments purchased with maturities of less then one year to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments.

ACCOUNTS RECEIVABLE

Pursuant to contractual arrangements, accounts receivable includes unbilled amounts of $244.0 million and $172.3 million at December 31, 2007 and 2006, respectively.

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

PART II

section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on our Allowance for Uncollectible Accounts Receivable.

PROPERTY AND EQUIPMENT

We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to recognize and measure impairment of property and equipment owned or under capital leases. We review property and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in 2007, 2006 or 2005.

We calculate depreciation and amortization on property and equipment for financial reporting purposes primarily by using the straight-line method based on the estimated useful lives of our assets. The following table shows the gross value of each asset category at December 31, 2007 and 2006, respectively, as well as the standard depreciable life for each asset category ($ in millions):

CATEGORY	2007	2006	DEPRECIABLE LIFE
Furniture, fixtures and equipment	$72.7	$54.2	5 to 10 years
Computer equipment and software	215.9	174.5	2 to 7 years
Leasehold improvements	89.6	62.3	1 to 10 years
Automobiles	10.6	8.7	4 to 5 years

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

We apply SFAS No. 141, “Business Combinations” (“SFAS 141”), when accounting for business combinations. We have historically grown through a series of acquisitions and one substantial merger. As a result of this activity, and consistent with the services nature of the businesses we acquired, among the largest assets on our balance sheet are intangibles resulting from business acquisitions and the JLW merger. We amortize intangibles with finite useful lives, which primarily represent the value placed on management contracts that are acquired as part of our acquisition of another business.

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Australia IOS, Asia IOS and by country groupings in Europe IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2007, 2006 and 2005 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in any of those years.

See Note 4 for additional information on goodwill and other intangible assets.

INVESTMENTS IN REAL ESTATE VENTURES

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 48.78% of the respective ventures. We apply the provisions of the following guidance when accounting for these interests:

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

PART II

limited partner interest without significant influence, and our interest in the partnership is considered “minor” under EITF D-46 (i.e., not more than 3 to 5 percent), we account for such investments under the cost method.

For investments in real estate ventures accounted for under the equity method, we maintain an investment account, which is increased by contributions made and by our share of net income of the real estate ventures, and decreased by distributions received and by our share of net losses of the real estate ventures. Our share of each real estate venture’s net income or loss, including gains and losses from capital transactions, is reflected in our consolidated statement of earnings as “Equity in earnings from real estate ventures.” For investments in real estate ventures accounted for under the cost method, our investment account is increased by contributions made and decreased by distributions representing return of capital.

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

We report “Equity in earnings from real estate ventures” in the consolidated statement of earnings after “Operating income.” However, for segment reporting we reflect “Equity earnings (losses)” within “Revenue.” See Note 3 for “Equity earnings (losses)” reflected within segment revenues, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 3) measures segment results with “Equity earnings (losses)” included in segment revenues.

See Note 5 for additional information on investments in real estate ventures.

STOCK-BASED COMPENSATION

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” These provisions allowed entities to continue to apply the intrinsic value-based method under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provide disclosure of pro forma net income and net income per share as if the fair value-based method, defined in SFAS 123 as amended by SFAS 148, had been applied. We elected to apply the provisions of APB 25 in accounting for stock options and other stock awards, and accordingly, recognized no compensation expense for stock options granted at the market value of our common stock on the date of grant, or for 15% discounts on stock purchases under our U.S. Employee Stock Purchase Plan (“ESPP”). We did recognize compensation expense over the vesting period of other stock awards (including various grants of restricted stock units and offerings of discounted stock purchases under our Jones Lang LaSalle Savings Related Share Option (UK) Plan) pursuant to APB 25.

Effective January 1, 2006, we account for stock-based compensation in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. SFAS 123R requires us to recognize expense for the grant-date fair value of stock options and other equity-based compensation issued to employees over the employee’s requisite service period. Per the provisions of SFAS 123R we have elected to amortize the fair value of share-based compensation on a straight-line basis over the associated vesting period for each separately vesting portion of an award. Effective January 1, 2006, we amended our ESPP to provide for a 5% discount on stock purchases and eliminate the “look-back” feature in the plan, which along with the other provisions of the plan allows the ESPP to remain “noncompensatory” under the standard. The adoption of SFAS 123R primarily impacts “Compensation and benefits” expense in our consolidated statement of earnings by changing prospectively our method of measuring and recognizing compensation expense on share-based awards from recognizing forfeitures as incurred to estimating forfeitures. The effect of this change as it relates to prior periods is reflected in “Cumulative effect of change in accounting principle, net of tax” in the consolidated statement of earnings. In the year ended 2006, we recorded an increase in income of $1.2 million, net of tax, for the cumulative effect of this accounting change.

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

See Note 8 for additional information on income taxes.

PART II

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

•

Health Insurance—We self-insure our health benefits for all U.S.-based employees, although we purchase stop loss coverage on an annual basis to limit our exposure. We self-insure because we believe that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we estimate the required reserve for unpaid health costs we would need at year-end.

•

Workers’ Compensation Insurance—Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for worker’s compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to revenue for the years ended December 31, 2007, 2006 and 2005 were $5.2 million, $3.0 million and $3.7 million, respectively.

•

Captive Insurance Company—In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practices liability insurance coverage on a “claims made” basis. The level of risk retained by our captive is up to $2.5 million per claim (dependent upon location) and up to $12.5 million in the aggregate. The reserves estimated and accrued in accordance with SFAS 5 for self-insurance facilitated through our captive insurance company, which relate to multiple years, were $7.1 million and $9.3 million, net of receivables from third party insurers, as of December 31, 2007 and 2006, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments include cash and cash equivalents, receivables, accounts payable, notes payable and foreign currency exchange contracts. The estimated fair value of cash and cash equivalents, receivables and payables approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of our revolving credit facility and short-term borrowings approximates their carrying value due to their variable interest rate terms. The fair values of forward foreign exchange contracts are estimated to be a loss of $5.5 million as of December 31, 2007, determined by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date; see further discussion in “Derivatives and Hedging Activities” immediately below.

DERIVATIVES AND HEDGING ACTIVITIES

We apply SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, “Accounting For Certain Derivative Instruments and Certain Hedging Activities,” when accounting for derivatives and hedging activities.

As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage selected foreign currency risks. At December 31, 2007, we had forward exchange contracts in effect with a gross notional value of $744.2 million ($718.4 million on a net basis) with a market value and carrying loss of $5.5 million. This carrying loss is offset by a carrying gain in associated intercompany loans such that the net impact to earnings is not significant. These gains and losses are included in net earnings as a component of Operating, administrative and other expense.

We hedge any foreign currency exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency loan accounts being hedged is also recognized in earnings. The net impact on our earnings of the unrealized gain on foreign currency contracts, offset by the loss resulting from remeasurement of foreign currency transactions, for 2007, 2006 and 2005 was not significant.

PART II

In the past we have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We have not used interest rate swap agreements in the last three years, and there were no such agreements outstanding as of December 31, 2007.

We require that hedging derivative instruments be effective in reducing the exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting treatment. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with changes in unrealized gains or losses recognized currently in earnings.

FOREIGN CURRENCY TRANSLATION

The financial statements of our subsidiaries located outside the United States, except those subsidiaries located in highly inflationary economies, are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date with the resulting translation adjustments included in the balance sheet as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)) and in the statement of earnings (other comprehensive income—foreign currency translation adjustments). Income and expenses are translated at the average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings as a component of Operating, administrative and other expense and resulted in a net gain of $2.9 million in 2007 and net expense of $1.3 million and $0.7 million in 2006 and 2005, respectively. For subsidiaries operating in highly inflationary economies, the associated gains and losses from balance sheet translation adjustments are included in net earnings.

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

See Note 12 for additional information on commitments and contingencies.

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

For the years ended December 31, 2007, 2006 and 2005, respectively, we did not include in the weighted average shares outstanding the shares that had been repurchased and which were held by one of our subsidiaries. We calculate net income available to common shareholders by subtracting dividend-equivalents paid on outstanding but unvested shares of restricted stock units, net of tax, from net income. See “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in Item 5 for additional information regarding our share repurchase activity and current dividend practice.

PART II

The following table details the calculations of basic and diluted earnings per common share ($ in thousands, except share data) for each of the three years ended December 31, 2007.

	2007	2006	2005
Net income before cumulative effect of change in accounting principle	$257,832	175,221	103,672
Cumulative effect of change in accounting principle, net of tax	—	1,180	—
Net income	257,832	176,401	103,672
Dividends on unvested common stock, net of tax	1,342	1,057	385
Net income available to common shareholders	256,490	175,344	103,287

Basic income per common share before cumulative effect of change in accounting principle	$8.05	5.50	3.30
Cumulative effect of change in accounting principle, net of tax	—	0.03	—
Dividends on unvested common stock, net of tax	(0.04)	(0.03)	(0.01)
Basic earnings per common share	$8.01	5.50	3.29

Basic weighted average shares outstanding	32,021,380	31,872,112	31,383,828
Dilutive impact of common stock equivalents:
Outstanding stock options	126,313	316,914	590,571
Unvested stock compensation programs	1,430,234	1,258,913	1,134,862
Diluted weighted average shares outstanding	33,577,927	33,447,939	33,109,261

Diluted income per common share before cumulative effect of change in accounting principle	$7.68	5.24	3.13
Cumulative effect of change in accounting principle, net of tax	—	0.03	—
Dividends on unvested common stock, net of tax	(0.04)	(0.03)	(0.01)
Diluted earnings per common share	$7.64	5.24	3.12

New Accounting Standards

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with SFAS 109, “Accounting for Income Taxes.” The Company did not recognize any change to its liability for unrecognized tax benefits as a result of the adoption. Therefore, we have not adjusted our retained earnings as of January 1, 2007. As of the adoption date, the amount of unrecognized tax benefits was $19.9 million, all of which would impact the effective tax rate of the Company if recognized. However, we do not believe that there will be significant changes in the amount of unrecognized tax benefits within the next 12 months. See Note 8, Income Taxes, for additional information on adoption of FIN 48.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R. The provisions of SFAS 157 are effective for financial assets beginning January 1, 2008. In November 2007, the FASB deferred the implementation of SFAS 157 for non-financial assets and liabilities for one year. Management does not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

FAIR VALUE OPTION

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company has the option of adopting fair value accounting for financial assets and liabilities in accordance with the guidance of SFAS 159 beginning January 1, 2008. Management does not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

INVESTMENT COMPANY ACCOUNTING

In June 2007, the AICPA issued Statement of Position (“SOP”) 07–1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” In October 2007, the FASB delayed the effective date of SOP 07-1 indefinitely. Management has not yet determined the applicability of SOP 07-1 to the Company’s investments in real estate ventures and what impact, if any, the application of SOP 07-1 would have on our consolidated financial statements.

PART II

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS 141(revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change how identifiable assets acquired and the liabilities assumed in a business combination will be recorded in the financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires expensing of most transaction and restructuring costs. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is after December 31, 2008. Management has not yet determined what impact the application of SFAS 141(R) will have on our consolidated financial statements.

NONCONTROLLING INTERESTS

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 applies prospectively as of January 1, 2009. Management has not yet determined what impact the application of SFAS 160 will have on our consolidated financial statements.

(3) Business Segments

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services (“IOS”):

(ii)	Americas,
(iii)	Europe, Middle East and Africa (“EMEA”) and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively “transaction services”) and property management, facilities management, project and development management, energy management and sustainability and construction management services (collectively “management services”).

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

For segment reporting we show equity earnings from unconsolidated ventures within our revenue line, especially since it is a very integral part of our Investment Management segment. Our measure of segment operating results also excludes restructuring charges. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results with equity in earnings from real estate ventures, and without restructuring charges. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

As stated in Note 2, we have reclassified certain prior year amounts to conform to the current presentation.

PART II

Summarized financial information by business segment for 2007, 2006 and 2005 are as follows ($ in thousands):

INVESTOR AND OCCUPIER SERVICES	2007	2006	2005
Americas
Revenue:
Transaction services	$378,815	316,752	201,460
Management services	359,731	292,270	223,604
Equity earnings	1,626	700	565
Other services	25,057	12,420	8,657
	765,229	622,142	434,286
Operating expenses:
Compensation, operating and administrative expenses	659,392	534,549	369,158
Depreciation and amortization	25,387	22,040	14,788
Operating income	$80,450	65,553	50,340
EMEA
Revenue:
Transaction services	$754,428	556,792	385,869
Management services	157,783	113,515	95,179
Equity earnings (losses)	373	(362)	(221)
Other services	13,497	9,394	12,006
	926,081	679,339	492,833
Operating expenses:
Compensation, operating and administrative expenses	814,936	616,824	458,180
Depreciation and amortization	19,703	18,511	10,124
Operating income	$91,442	44,004	24,529
Asia Pacific
Revenue:
Transaction services	$388,129	199,037	162,574
Management services	206,329	130,514	108,689
Equity earnings (losses)	502	1,802	(66)
Other services	7,181	5,624	1,716
	602,141	336,977	272,913
Operating expenses:
Compensation, operating and administrative expenses	523,179	311,290	245,356
Depreciation and amortization	8,774	7,042	7,545
Operating income	$70,188	18,645	20,012

Investment Management
Revenue:
Transaction and other services	$27,768	28,573	19,593
Advisory fees	245,138	178,087	127,880
Incentive fees	88,219	170,600	43,383
Equity earnings	9,715	7,081	11,878
	370,840	384,341	202,734
Operating expenses:
Compensation, operating and administrative expenses	257,079	258,616	150,953
Depreciation and amortization	1,716	1,371	1,378
Operating income	$112,045	124,354	50,403
Segment Reconciling Items:
Total segment revenue	$2,664,291	2,022,799	1,402,766
Reclassification of equity earnings	(12,216)	(9,221)	(12,156)
Total revenue	2,652,075	2,013,578	1,390,610
Total operating expenses before restructuring charges (credits)	2,310,166	1,770,243	1,257,482
Restructuring charges (credits)	(411)	(744)	1,377
Operating income	$342,320	244,079	131,751

Identifiable assets by segment are those assets that are used by or are a result of each segment’s business. Corporate assets are principally cash and cash equivalents, office furniture and computer hardware and software.

PART II

The following table reconciles segment identifiable assets to consolidated assets, investments in real estate ventures to consolidated investments in real estate ventures and property and equipment expenditures to consolidated property and equipment expenditures.

	2007			2006			2005
($ IN THOUSANDS)	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES	PROPERTY AND EQUIPMENT EXPENDITURES	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES	PROPERTY AND EQUIPMENT EXPENDITURES	PROPERTY AND EQUIPMENT EXPENDITURES
Investor and Occupier Services:
Americas	$873,652	2,293	35,729	697,128	7,436	34,310	7,354
EMEA	629,299	4,587	53,616	455,650	12,795	19,697	13,146
Asia Pacific	353,006	—	13,086	256,325	—	8,495	8,086
Investment Management	389,912	144,920	2,323	259,456	111,558	1,539	907

Corporate	46,005	—	11,622	61,389	—	9,936	12,004
Consolidated	$2,291,874	151,800	116,376	1,729,948	131,789	73,977	41,497

The following table sets forth the 2007 revenues and assets from our most significant currencies ($ in thousands). The euro revenues and assets include our businesses in France, Germany, Italy, Ireland, Spain, Portugal, Holland, Belgium and Luxembourg.

	TOTAL REVENUE	TOTAL ASSETS
United States Dollar	$959,491	1,121,731
United Kingdom Pound	460,738	376,182
Euro	452,957	352,897
Australian Dollar	182,648	114,772
Other currencies	596,241	326,292
	$2,652,075	2,291,874

We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies.

(4) Business Combinations, Goodwill and Other Intangible Assets

We completed 13 business combinations in 2007 and five in 2006.

2007 BUSINESS COMBINATIONS

In 2007, the Americas business segment made three acquisitions, acquiring: 1) Zietsman Realty Partners, a California-based real estate services firm, 2) Corporate Realty Advisors, one of North Carolina’s leading corporate advisory services and tenant representation firms, and 3) Lee & Klatskin Associates, the premier provider of integrated industrial real estate services in New Jersey. Terms for these three transactions included cash paid at closing totaling approximately $14.5 million, consideration subject only to the passage of time that was recorded in “Deferred business acquisition obligations” on our consolidated balance sheet at a current fair value of $4.5 million, and additional consideration subject to earn-out provisions that will be paid only if the related conditions are achieved. These acquisitions resulted in $17.6 million of goodwill and identifiable intangibles of $1.7 million that will be amortized over their lives ranging up to five years. In the fourth quarter of 2007, we amended the earn-out provision terms included in the 2006 Spaulding & Slye acquisition to make certain of the earn-out consideration subject only to the passage of time. We recorded the fair value of these future payments on our consolidated balance as a $28.1 million increase to “Deferred business acquisition obligations,” a $26.7 million increase in goodwill and a $1.4 million increase in identifiable intangibles.

In 2007, the EMEA business segment made seven acquisitions, acquiring: 1) Hargreaves Goswell, a London based agency business, 2) Troostwijk Makelaars, an independent property advisor firm based in the Netherlands that specializes in leasing, capital markets, and advisory and research services, 3) KHK Group, a United Kingdom based project and development services business, 4) Camilli & Veiel, a German based commercial investment and leasing firm, 5) a 49% interest in a Finnish real estate services firm which previously operated under the name GVA, 6) Upstream, the United Kingdom’s leading real estate sustainability services practice and 7) Group Tetris, a leading office design, site management and business relocation firm in France. Terms for these seven transactions included cash paid at closing totaling approximately $84.3 million, and consideration subject only to the passage of time that was recorded in “Deferred business acquisition obligations” on our consolidated balance sheet at a current fair value of $9.6 million. These acquisitions also included provisions for additional consideration subject to earn-out provisions that will be paid only if the related conditions are achieved. These acquisitions resulted in $78.5 million of goodwill and identifiable intangibles of $5.9 million that will be amortized over their lives for up to three years. In the fourth quarter of 2007, the Company made an earn-out payment as part of the 2006 acquisition of the RSP Group which resulted in $7.4 million of goodwill.

In 2007, the Asia Pacific business segment made two acquisitions, acquiring: 1) NSC Corporate (“NSC”), a leading Western Australian agency business and 2) 44.8% of Trammell Crow Meghraj (“TCM”), one of the largest real estate services companies in India. We intend to legally merge TCM into our preexisting India business upon local regulatory approval, which is expected to occur in 2008. We have agreed to acquire the remaining shareholder interests in TCM in 2010 and 2012 based on the values of those shares at the end of 2009 and 2011, respectively. The acquisition of TCM significantly expands our presence

PART II

in the growing Indian market; the combined business operates under the name Jones Lang LaSalle Meghraj, with approximately 3,300 employees in offices in ten cities in India. Based on the contractual terms of the transaction, the financial results of the former TCM were consolidated in our consolidated financial statements upon acquisition in the beginning of the third quarter of 2007. Terms for these two transactions included cash paid at closing totaling approximately $32.8 million and resulted in $29.2 million of goodwill and identifiable intangibles of $4.2 million that will be amortized over their lives of up to five years. The NSC acquisition includes provisions for earn-outs subject to the achievement of certain performance conditions that will be recorded as additional purchase consideration when paid.

In 2007, the Investment Management business segment acquired Asset Realty Managers, a Japanese real estate investment management firm. Cash paid at closing totaled approximately $3.9 million, and resulted in $0.8 million of goodwill and identifiable intangibles of $0.1 million.

The 2007 acquisitions resulted in $160.3 million of goodwill; we anticipate that we will be able to deduct the amortization of approximately $47.6 million of this goodwill for tax purposes.

2006 BUSINESS COMBINATIONS

In January 2006, the Americas business segment acquired Spaulding & Slye, a privately-held real estate services and investment company with offices in Boston and Washington, D.C. Spaulding & Slye delivers full-scale development, leasing, management, investment sales, construction and structured finance services to corporate, institutional and investor clients. Terms for the transaction, which was financed with Jones Lang LaSalle’s existing revolving credit facility, were $150 million cash paid at closing with provisions for additional consideration and an earn-out that was subject to certain contract provisions and performance of the acquired business. The fair value of the additional consideration was recorded as “Deferred business acquisition obligations” on our consolidated balance sheet, and consisted of $20 million and $15 million to be paid in January 2008 and December 2008, respectively. Intangible assets with finite useful lives, including the value of customer relationships acquired, certain restrictive agreements, and use of the Spaulding & Slye Investments name were attributed a total value of $41.6 million, and are being amortized over lives ranging from 3 to 10 years. The remaining direct costs of acquisition were attributed to goodwill.

In 2006, the EMEA business segment made four acquisitions, acquiring: 1) Rogers Chapman, a privately-held specialist commercial real estate advisor in the United Kingdom, 2) The Littman Partnership, a privately-held specialist-planning business in the United Kingdom, 3) RSP Group, a Dubai-based real estate investment and advisory firm, and 4) areAZero, a leading occupier fit-out business in Spain. Terms for these transactions included cash paid at closing totaling approximately $28.4 million, with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Aggregate consideration for the areAZero acquisition will be determined based on operational performance of the acquired business over a three year earn-out period. Costs paid at closing of euro 6.1 million ($7.7 million) represented an advance on projected operational performance over the three year earn-out period and were classified as other long-term assets; such amounts will be adjusted in future periods when additional advances are paid, or previously paid advances are recaptured, and the total of net advances will be reclassified to goodwill when the total purchase price becomes determinable at the end of the earn-out period. These four acquisitions resulted in $27.2 million of goodwill and identifiable intangibles of $3.7 million that will be amortized over their lives of up to three years.

EARN-OUT PAYMENTS

In 2006 and 2007 we completed the acquisitions of 18 businesses, 13 of which have provided for potential earn-out payments subject to the achievement of certain performance conditions. For eleven of those acquisitions, the maximum amount of the potential earn-out payments is $61.9 million at December 31, 2007. We expect those amounts will come due at various times over the next seven years. For the other two of these acquisitions, the amounts of the earn-out payments are based on formulas and are not quantifiable at this time.

GOODWILL AND OTHER INTANGIBLE ASSETS

We have $735.7 million of unamortized intangibles and goodwill as of December 31, 2007 that are subject to the provisions of SFAS 142. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $735.7 million of unamortized intangibles and goodwill, $694.0 million represents goodwill with indefinite useful lives, which is not amortized. The remaining $41.7 million of identifiable intangibles will be amortized over their remaining finite useful lives.

PART II

The following table sets forth, by reporting segment, the movements in the net carrying amount of our goodwill with indefinite useful lives ($ in thousands):

	INVESTOR AND OCCUPIER SERVICES
	AMERICAS	EMEA	ASIA PACIFIC	INVESTMENT MANAGEMENT	CONSOLIDATED
Balance as of January 1, 2006	$169,882	61,536	85,727	18,586	$335,731
Additions	143,289	27,159	—	—	170,448
Impact of exchange rate movements	—	9,370	2,798	2,131	14,299
Balance as of January 1, 2007	313,171	98,065	88,525	20,717	520,478
Additions	44,435	85,946	29,162	804	160,347
Impact of exchange rate movements	—	8,227	4,669	283	13,179
Balance as of December 31, 2007	$357,606	192,238	122,356	21,804	$694,004

The following table sets forth, by reporting segment, the movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	INVESTOR AND OCCUPIER SERVICES
	AMERICAS	EMEA	ASIA PACIFIC	INVESTMENT MANAGEMENT	CONSOLIDATED
Gross Carrying Amount
Balance as of January 1, 2006	$41,310	571	2,739	5,131	$49,751
Additions	41,619	3,668	—	—	45,287
Impact of exchange rate movements	—	210	226	703	1,139
Balance as of January 1, 2007	82,929	4,449	2,965	5,834	$96,177
Additions	3,057	5,934	4,196	100	13,287
Impact of exchange rate movements	—	125	540	78	743
Balance as of December 31, 2007	$85,986	10,508	7,701	6,012	$110,207
Accumulated Amortization
Balance as of January 1, 2006	$(37,237)	(571)	(2,421)	(5,131)	$(45,360)
Amortization expense	(9,845)	(1,948)	(317)	—	(12,110)
Impact of exchange rate movements	(45)	(149)	(227)	(703)	(1,124)
Balance as of January 1, 2007	(47,127)	(2,668)	(2,965)	(5,834)	(58,594)
Amortization expense	(6,240)	(2,066)	(1,126)	—	(9,432)
Impact of exchange rate movements	—	(58)	(368)	(85)	(511)
Balance as of December 31, 2007	$(53,367)	(4,792)	(4,459)	(5,919)	$(68,537)
Net book value	$32,619	5,716	3,242	93	$41,670

PART II

We amortize our intangible asset with finite lives on a straight-line basis over their useful lives. The weighted average amortization period of our intangible assets is 3.3 years and the remaining estimated future amortization expense for our intangibles with finite useful lives is as follows ($ in millions):

2008	$10.6
2009	8.3
2010	5.5
2011	4.2
2012	3.6
Thereafter	9.5
Total	$41.7

(5) Investments in Real Estate Ventures

As of December 31, 2007, we had total investments and loans of $151.8 million in approximately 40 separate property or fund co-investments. Within this $151.8 million are loans of $3.3 million to real estate ventures which bear an 8.0% interest rate and are to be repaid in 2008.

In the past, we have had repayment guarantees outstanding to third-party financial institutions in the event that underlying co-investment loans defaulted; however, we had no such guarantees at December 31, 2007.

Following is a table summarizing our investments in real estate ventures ($ in millions):

TYPE OF INTEREST	PERCENT OWNERSHIP OF REAL ESTATE LIMITED PARTNERSHIP VENTURE	ACCOUNTING METHOD	CARRYING VALUE
General partner	0% to 1%	Equity	$0.2
Limited partner with advisory agreements	<1% to 48.78%	Equity	151.6
Total equity method			$151.8

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At December 31, 2007, our maximum potential unfunded commitment to LIC I is euro 32.9 million ($48.0 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At December 31, 2007, LIC II has unfunded capital commitments for future fundings of co-investments of $323.9 million, of which our 48.78% share is $158.0 million. The $158.0 million commitment is part of our maximum potential unfunded commitment to LIC II at December 31, 2007 of $434.2 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital. At December 31, 2007 no bridge financing arrangements were outstanding.

As of December 31, 2007, LIC I maintains a euro 10.0 million ($14.6 million) revolving credit facility (the “LIC I Facility”), and LIC II maintains a $200.0 million revolving credit facility (the “LIC II Facility”), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 4.8 million ($7.0 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.6 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 32.9 million ($48.0 million) and to LIC II of $434.2 million. As of December 31, 2007, LIC I had euro 2.3 million ($3.4 million) of outstanding borrowings on the LIC I Facility, and LIC II had $26.2 million of outstanding borrowings on the LIC II Facility.

PART II

The following table summarizes the discussion above relative to LIC I and LIC II as of December 31, 2007 ($ in millions):

	LIC I	LIC II
Our effective ownership interest in co-investment vehicle	47.85%	48.78%
Our maximum potential unfunded commitments	$48.0	$434.2
Our share of unfunded capital commitments to underlying funds	34.8	158.0
Our maximum exposure assuming facilities are fully drawn	7.0	97.6
Our share of exposure on outstanding borrowings	1.6	12.8

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $10.7 million at December 31, 2007.

For the year ended December 31, 2007, funding of co-investments exceeded return of capital by $19.8 million. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2008 is anticipated to be between $50 and $60 million (planned co-investment less return of capital from liquidated co-investments).

The following table summarizes the combined financial information for the unconsolidated ventures (including those that are held via LIC I and LIC II), accounted for under the equity method of accounting ($ in millions):

	2007	2006	2005
Balance Sheet:
Investments in real estate, net of depreciation	$14,658.3	10,676.2	5,221.5
Total assets	$19,095.5	13,988.3	6,832.9
Mortgage indebtedness	$8,638.7	5,983.2	3,453.5
Other borrowings	1,057.8	926.4	464.6
Total liabilities	$11,621.1	8,079.4	4,548.8
Total equity	$7,474.4	5,908.9	2,284.1
Statements of Operations:
Revenues	$1,167.6	714.6	501.5
Net earnings	$100.1	64.4	243.0

The following table shows our interests in these unconsolidated ventures ($ in millions):

	2007	2006	2005
Loans to real estate ventures	$3.3	3.5	3.5
Equity investments in real estate ventures	148.5	126.0	85.2
Total investments in real estate ventures	$151.8	129.5	88.7
Equity in earnings from real estate ventures recorded by
Jones Lang LaSalle	$12.2	9.2	12.2

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

Impairment—We apply the provisions of APB 18, SAB 59, and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. There were no impairment charges in equity earnings in 2007 or 2006. There were $1.8 million of such impairment charges to equity earnings in 2005, representing our equity share of the impairment charges against individual assets held by these ventures.

(6) Stock Option and Stock Compensation Plans

The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan (“SAIP”) provides for the granting of various stock awards to eligible employees of Jones Lang LaSalle. Such awards include restricted stock units and options to purchase a specified number of shares of common stock. Under the plan, the total number of shares available to be issued is 12,110,000. There were approximately 2.2 million shares available for grant under the SAIP at December 31, 2007.

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

We amortize the fair value of share-based compensation on a straight-line basis over the associated vesting periods for each separately vesting portion of an award. Additionally, employees age 55 or older, with a

PART II

sum of age plus years of service with the Company which meets or exceeds 65, are eligible to be considered for receipt of retirement benefits upon departure from the Company. These criteria trigger application of certain provisions of SFAS 123R whereby compensation expense for restricted stock unit awards granted to employees meeting the established criteria after our January 1, 2006 adoption of SFAS 123R should be accelerated such that all expense for an employee’s award is recognized by the time that employee meets the criteria to be considered for retirement eligibility.

In accordance with SFAS 123R, we will continue to recognize compensation cost over the stated vesting periods for awards granted prior to January 1, 2006 until the earlier of the completion of the stated vesting period for such awards or the date actual retirement occurs. The impact if we had applied the substantive vesting period provisions of SFAS 123R (including the impact of retirement eligibility) for awards issued before our adoption of SFAS 123R, would not have materially changed compensation expense for 2007 and 2006.

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

Share-based compensation expense is included within the “Compensation and benefits” line of our consolidated statement of earnings. Share-based compensation expense for the years ended December 31, 2007, 2006 and 2005, respectively, consisted of the following ($ in thousands):

	2007	2006	2005
Stock option awards	$22	83	—
Restricted stock unit awards	53,633	39,770	28,900
ESPP	—	—	—
UK SAYE	1,408	226	(9)
	$55,063	40,079	28,891

The following table provides net income and pro forma net income per common share as if the fair value-based method had been applied to all awards for the year ended December 31, 2005 ($ in thousands, except per share data):

2005
Net income available to common shareholders, as reported	$103,287
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	24,710
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(28,025)
Pro forma net income	$99,972
Net earnings per share:
Basic—as reported	$3.29
Basic—pro forma	$3.19
Diluted—as reported	$3.12
Diluted—pro forma	$3.02

PART II

RESTRICTED STOCK UNIT AWARDS

Restricted stock activity in 2007 is as follows:

	SHARES (THOUSANDS)	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	AGGREGATE INTRINSIC VALUE ($ IN MILLIONS)
Unvested at January 1, 2007	2,116.5	$40.29
Granted	628.5	96.05
Vested	(891.3)	36.63
Forfeited	(67.4)	50.93
Unvested at December 31, 2007	1,786.3	$61.33	1.42 years	$17.6
Unvested shares expected to vest	1,696.0	$60.56	1.38 years	$18.0

The fair value of restricted stock units is determined based on the market price of the Company’s common stock on the grant date. As of December 31, 2007, there was $50.5 million of remaining unamortized deferred compensation related to unvested restricted stock units. The remaining cost of unvested restricted stock units granted through December 31, 2007 will be recognized over varying periods into 2012.

Shares vested during the years ended December 31, 2007, 2006 and 2005 had fair values of $100.2 million, $64.9 million and $40.5 million, respectively.

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

The per share weighted average fair value of options granted during 2003 was $7.85 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected dividend yield	0.00%
Risk-free interest rate	3.56%
Expected life	6 to 9 years
Expected volatility	42.85%
Contractual terms	7 to 10 years

Stock option activity in 2007 is as follows:

	OPTIONS (THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	AGGREGATE INTRINSIC VALUE ($ IN MILLIONS)
Outstanding at January 1, 2007	311.3	$18.28
Granted	—	—
Exercised	(122.3)	16.79
Forfeited	(6.0)	21.21
Outstanding at December 31, 2007	183.0	$19.18	2.14 years	$9.5
Exercisable at December 31, 2007	182.0	$19.20	2.12 years	$9.5

Until the adoption of SFAS 123R on January 1, 2006, we had not recognized compensation expense for stock options granted at the market value of our common stock on the date of grant.

As of December 31, 2007, we have approximately 183,000 options outstanding, of which approximately 1,100 options were unvested. We recognized $0.02 million and $0.08 million of compensation expense for unvested options in the years ended December 31, 2007 and 2006, respectively. Less than $0.01 million of compensation cost remains to be recognized on unvested options through 2009.

PART II

The following table summarizes information about stock option exercises and intrinsic values for the years ended December 31, 2007, 2006 and 2005 ($ in millions):

	2007	2006	2005
Number of options exercised	122,309	776,730	937,366
Intrinsic value	$6.6	40.2	21.1

Cash received from stock option exercises was $5.1 million and $15.8 million, and the associated tax benefit realized was $10.7 million and $15.2 million for the years ended December 31, 2007 and 2006, respectively.

OTHER STOCK COMPENSATION PROGRAMS

U.S. Employee Stock Purchase Plan—In 1998, we adopted an Employee Stock Purchase Plan (“ESPP”) for eligible U.S.-based employees. Under the current plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 5% discount on the purchase price as of the end of a program period; program periods are now three months each. Employee contributions and our contributions vest immediately. Since its inception, 1,384,482 shares have been purchased under the program through December 31, 2007. During 2007 and 2006, 61,426 shares and 57,890 shares, respectively, having weighted-average market values of $95.45 and $84.10, respectively, were purchased under the ESPP program. No compensation expense is recorded with respect to this program.

UK SAYE—In November 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK-based operations. Our Compensation Committee originally approved the reservation of 500,000 shares for the SAYE on May 14, 2001. At our 2006 Annual Meeting, our shareholders approved an increase of 500,000 in the number of shares reserved for issuance under the SAYE. Under the SAYE plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. These options to purchase stock with such savings vest over a period of three or five years. Options granted to our UK-based employees for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Options granted	40,000	37,000	106,000
Exercise price	$90.02	$58.96	$35.33

In November 2006, the SAYE plan was extended to employees in our Ireland operations, resulting in the issuance of approximately 5,000 options at an exercise price of $73.91. The first vesting of these options will occur in 2010 with the remaining to vest in 2012.

The fair value of options granted under the SAYE plan are amortized over their respective vesting periods. At December 31, 2007 there were 153,834 options outstanding under the SAYE plan.

(7) Retirement Plans

DEFINED CONTRIBUTION PLANS

We have a qualified profit sharing plan that incorporates United States Internal Revenue Code Section 401(k) for our eligible U.S. employees. Contributions under the qualified profit sharing plan are made via a combination of employer match and an annual contribution on behalf of eligible employees. Included in the accompanying Consolidated Statements of Earnings for the years ended December 31, 2007, 2006 and 2005 are employer contributions of $7.5 million, $6.2 million and $4.4 million, respectively. Related trust assets of the Plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements.

We maintain several defined contribution retirement plans for our eligible non-U.S. employees. Our contributions to these plans were approximately $14.6 million, $12.4 million and $8.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

DEFINED BENEFIT PLANS

We maintain four contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost for the years ended December 31, 2007, 2006 and 2005 consisted of the following ($ in thousands):

	2007	2006	2005
Employer service cost—benefits earned during the year	$3,682	3,930	3,785
Interest cost on projected benefit obligation	11,312	9,684	8,453
Expected return on plan assets	(13,353)	(11,027)	(9,674)
Net amortization/deferrals	2,268	2,344	724
Recognized actuarial loss	—	—	55
Net periodic pension cost	$3,909	4,931	3,343

PART II

The following tables provide reconciliations of projected benefit obligations and plan assets (the net of which is our funded status), as well as the funded status and accumulated benefit obligations, of our defined benefit pension plans as of December 31, 2007 and 2006 ($ in thousands):

	2007	2006
Change in benefit obligation:
Projected benefit obligation at beginning of year	$221,548	192,198
Service cost	3,682	3,930
Interest cost	11,312	9,684
Plan participants’ contributions	507	476
Benefits paid	(7,340)	(6,462)
Actuarial gain	(21,224)	(2,948)
Changes in currency translation rates	4,870	26,067
Other	(69)	(1,397)
Projected benefit obligation at end of year	$213,286	221,548

	2007	2006
Change in plan assets:
Fair value of plan assets at beginning of year	$201,541	166,518
Actual return on plan assets	12,674	12,862
Plan contributions	8,413	6,845
Benefits paid	(7,340)	(6,462)
Changes in currency translation rates	4,417	23,175
Other	(69)	(1,397)
Fair value of plan assets at end of year	$219,636	201,541

	2007	2006
Funded status and net amount recognized	$6,350	(20,007)
Accumulated benefit obligation at end of year	$210,015	216,849

The fair value of plan assets for three of the Company’s defined benefit plans exceeds the projected benefit obligations at December 31, 2007. The fourth plan has a projected benefit obligation of $13.2 million and plan assets with a fair value of $11.1 million, at December 31, 2007.

Defined benefit pension plan amounts recognized in the accompanying Consolidated Balance Sheets as of December 31, 2007 and 2006 include the following ($ in thousands):

	2007	2006
Pension liabilities	$(1,096)	(19,252)
Other noncurrent assets (liabilities)	7,446	(755)
Accumulated other comprehensive loss	18,771	40,560
Net amount recognized	$25,121	20,553

Amounts in accumulated other comprehensive income yet to be recognized as components of net periodic pension cost are comprised of $18.4 million of actuarial losses and $0.4 million of prior service cost as of December 31, 2007. We anticipate that $0.4 million of this accumulated other comprehensive loss will recognized as net periodic pension cost in 2008.

The incremental effect of applying SFAS 158 on individual line items in the December 31, 2006 consolidated balance sheet is as follows ($ in thousands):

	BEFORE THE APPLICATION OF SFAS 158	ADJUSTMENTS	AFTER THE APPLICATION OF SFAS 158
Other current assets	$19,774	(411)	19,363
Deferred tax assets	36,050	1,415	37,465
Total assets	1,728,944	1,004	1,729,948
Pension liabilities	14,553	4,699	19,252
Total liabilities	974,869	4,699	979,568
Accumulated other comprehensive income	20,495	(3,695)	16,800
Total shareholders’ equity	754,075	(3,695)	750,380

The ranges of assumptions used in developing the projected benefit obligation as of December 31 and in determining net periodic benefit cost for the years ended December 31 were as follows:

	2007	2006	2005
Discount rate used in determining present values	5.35% to 5.80%	4.30% to 5.10%	4.25% to 4.80%
Annual increase in future compensation levels	2.00% to 4.90%	2.00% to 4.60%	2.00% to 4.30%
Expected long-term rate of return on assets	3.60% to 6.65%	4.10% to 7.00%	4.50% to 6.80%

Our pension plan asset allocations at December 31, 2007 and 2006 by asset category are as follows:

	PLAN ASSETS AT DECEMBER 31
	2007	2006
Equity securities	60.9%	60.6%
Debt securities	32.8%	33.1%
Other	6.3%	6.3%

Plan assets consist of a diversified portfolio of equity securities and fixed-income investments.

PART II

Future contributions and payments—We expect to contribute $8.1 million to our defined benefit pension plans in 2008. Additionally, the following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in millions):

PENSION BENEFIT PAYMENTS
2008	$4.9
2009	5.4
2010	6.0
2011	6.8
2012	7.5
2012-2016	51.4

(8) Income Taxes

For the years ended December 31, 2007, 2006 and 2005, our provision for income taxes consisted of the following ($ in thousands):

	2007	2006	2005
U.S. Federal:
Current	$5,982	22,616	2,723
Deferred	(4,479)	967	1,007
	1,503	23,583	3,730
State and Local:
Current	1,424	5,385	648
Deferred	(1,066)	230	240
	358	5,615	888
International:
Current	108,181	41,745	32,099
Deferred	(22,447)	(7,118)	(481)
	85,734	34,627	31,618
Total	$87,595	63,825	36,236

In 2007, 2006 and 2005 our current tax expense was reduced by $4.6 million, $7.2 million and $3.7 million, respectively, due to the utilization of prior years’ net operating loss carryovers.

Income tax expense for 2007, 2006 and 2005 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes as a result of the following ($ in thousands):

	2007			2006			2005
Computed “expected” tax expense	$121,660	35.0%		$83,666	35.0%		$48,968	35.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	(28)	0.0%		3,675	1.5%		577	0.4%
Amortization of goodwill and other intangibles	(1,529)	(0.4%	)	(1,564)	(0.7%	)	(1,488)	(1.1%	)
Nondeductible expenses	2,916	0.8%		3,123	1.3%		3,164	2.3%
International earnings taxed at varying rates	(33,024)	(9.5%	)	(15,166)	(6.3%	)	(12,081)	(8.6%	)
Valuation allowances	350	0.1%		(3,855)	(1.6%	)	(3,856)	(2.8%	)
Other, net	(2,750)	(0.8%	)	(6,054)	(2.5%	)	952	0.7%
	$87,595	25.2%		$63,825	26.7%		$36,236	25.9%

PART II

For the years ended December 31, 2007, 2006 and 2005, our income before taxes from domestic (U.S.) and international sources is as follows ($ in thousands):

	2007	2006	2005
Domestic	$59,044	80,812	6,478
International	288,556	158,234	133,430
Total	$347,600	239,046	139,908

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below ($ in thousands):

	2007	2006	2005
Deferred tax assets attributable to:
Accrued expenses	$82,408	49,561	32,332
U.S. federal and state loss carryforwards	17,285	12,480	35,518
Allowances for uncollectible accounts	3,874	2,222	2,489
International loss carryforwards	11,083	16,787	18,464
Property and equipment	4,815	4,334	2,582
Investments in real estate ventures	12,252	530	4,557
Pension liabilities	3,988	6,082	6,288
Other	11,878	16,888	12,895
	147,583	108,884	115,125
Less valuation allowances	(2,511)	(2,407)	(5,317)
	$145,072	106,477	109,808

Deferred tax liabilities attributable to:
Prepaid pension asset	$—	—	1,451
Intangible assets	28,118	20,054	14,345
Income deferred for tax purposes	—	—	1,080
Other	802	1,802	1,333
	$28,920	21,856	18,209

A deferred U.S. tax liability has not been provided on the unremitted earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. If repatriation of all such earnings were to occur, and if we were unable to utilize foreign tax credits due to the limitations of U.S. tax law, we estimate our maximum resulting U.S. tax liability would be $197 million, net of the benefits of utilization of U.S. federal and state carryovers.

As of December 31, 2007, we had available U.S. federal net operating loss carryforwards of $49.8 million, including the effects of vesting of equity-based compensation that is credited to equity, which begin to expire after 2019; U.S. state net operating loss carryforwards of $87.5 million, which expire after 2007 through 2024; and international net operating loss carryforwards of $34.1 million, which begin to expire after 2006.

As of December 31, 2007, we believe it is more likely than not that the net deferred tax asset of $116.2 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryforwards, for which we have concluded that recognition is not yet appropriate under SFAS No. 109, “Accounting for Income Taxes.” In 2007, we reduced valuation allowances by $2.0 million on some jurisdictions’ net operating losses due to the utilization or expiration of those losses, and we increased valuation allowances by $2.1 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses in addition to those provided in prior years.

As of December 31, 2007, our net current liability for income tax was $49.7 million.

The Company or one of its subsidiaries files income tax returns in the United States including 46 states and 27 cities and the District of Columbia and Puerto Rico, the United Kingdom including England and Scotland, Australia, Germany, The People’s Republic of China including Hong Kong and Macau, France, Japan, Singapore, India, The Netherlands, and Spain as well as 49 other countries. Generally, the Company’s open tax years include those from 2003 to the present, although in a number of jurisdictions reviews of taxing authorities for more recent years have been completed or are in process. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for 2004 in 2006, and commenced examination of the 2005 return in 2007. Both audits are still ongoing, with completion anticipated by the end of 2008. As of December 31, 2007, the IRS has proposed two adjustments to the Company’s 2004 return. Management is currently evaluating those proposed adjustments to determine if it agrees, but if accepted, the Company does not anticipate that the adjustments would result in a material change to its financial position, and no cash payment of taxes would be required. As of December 31, 2007, the Company is also under examination in Korea, Thailand, India, Indonesia, and the State of New York, and the Company does not expect material changes to its financial position to result from these examinations. Tax examinations or other reviews were completed during 2007 in China, Hong Kong, Japan, Philippines, Russia, and the United Kingdom.

PART II

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to its retained earnings or any change to its liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows ($ in millions):

Balance at January 1, 2007	$19.9
Additions based on tax positions related to the current year	2.4
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions for lapse of the statute of limitations	(0.3)
Settlements	—
Balance at December 31, 2007	$22.0

All of the unrecognized benefits, if recognized, would affect the effective tax rate. The Company does not believe there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months after December 31, 2007. The Company does not believe that it has material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued and penalties, if any, related to income taxes as a component of income tax expense. During the years ended December 31, 2007, 2006 and 2005, the company recognized approximately $0.2, $0.3 and $0.0 million in interest and no penalties. The Company had approximately $0.5 and $0.3 million for the payment of interest accrued at December 31, 2007, and 2006, respectively.

(9) Debt

As of December 31, 2007, we had the ability to borrow on a $575 million unsecured revolving credit facility, with capacity to borrow up to an additional $46.8 million under local overdraft facilities. There are currently 13 banks participating in our revolving credit facility with a term extending to June 2012. Pricing on the facility ranges from LIBOR plus 47.5 basis points to LIBOR plus 80 basis points. As of December 31, 2007, our pricing on the revolving credit facility was LIBOR plus 47.5 basis points. This facility will continue to be utilized for working capital needs, investments, capital expenditures, and acquisitions. Interest and principal payments on outstanding borrowings against the facility will fluctuate based on our level of borrowing.

As of December 31, 2007, we had $29.2 million outstanding under the revolving credit facility. We also had short-term borrowings (including capital lease obligations) of $14.4 million outstanding at December 31, 2007, with $14.3 million of those borrowings attributable to local overdraft facilities.

Jones Lang LaSalle and certain of our subsidiaries guarantee the revolving credit facility. In addition, we guarantee the local overdraft facilities of certain subsidiaries. Third-party lenders request these guarantees to ensure payment by the Company in the event that one of our subsidiaries fails to repay its borrowing on an overdraft facility. The guarantees typically have one-year or two-year maturities. We apply FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), to recognize and measure the provisions of guarantees. The guarantees of the revolving credit facility and local overdraft facilities do not meet the recognition provisions, but do meet the disclosure requirements of FIN 45. We have local overdraft facilities totaling $46.8 million, of which $14.3 million was outstanding as of December 31, 2007. We have provided guarantees of $33.2 million related to the local overdraft facilities, as well as guarantees related to the $575 million revolving credit facility, which in total represent the maximum future payments that Jones Lang LaSalle could be required to make under the guarantees provided for subsidiaries’ third-party debt.

With respect to the revolving credit facility, we must maintain a consolidated net worth of at least $729 million, a leverage ratio not exceeding 3.5 to 1, and a minimum interest coverage ratio of 2.5 to 1. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment and acquisition. We are in compliance with all covenants as of December 31, 2007.

The revolving credit facility bears variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during the last three years and none were outstanding as of December 31, 2007.

The effective interest rate on our debt was 5.5% in 2007, compared to 5.1% in 2006.

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

Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years ending December 31 and thereafter are as follows ($ in thousands):

	OPERATING LEASES	CAPITAL LEASES
2008	$87,310	122
2009	69,190	106
2010	55,947	56
2011	47,332	7
2012	41,532	1
Thereafter	119,653	—
	$420,964	292
Less: Amount representing interest		(25)
Present value of minimum lease payments		$267

PART II

As of December 31, 2007, we have accrued liabilities related to excess lease space of $0.9 million. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2007 was $3.0 million.

Assets recorded under capital leases in our Consolidated Balance Sheets at December 31, 2007 and 2006 are as follows ($ in thousands):

	2007	2006
Furniture, fixtures and equipment	$—	12
Computer equipment and software	279	77
Automobiles	248	610
	$527	699
Less accumulated depreciation and amortization	(160)	(265)
Net assets under capital leases	$367	434

Rent expense was $88.0 million, $71.2 million and $59.9 million during 2007, 2006 and 2005, respectively. Rent expense excludes charges associated with excess lease space taken as part of restructuring expenses.

(11) Transactions with Affiliates

As part of our co-investment strategy we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements are revenues of $207.7 million, $247.3 million and $107.9 million for 2007, 2006 and 2005, respectively, as well as receivables of $31.0 million, $25.2 million and $17.3 million at December 31, 2007, 2006 and 2005, respectively, related to these equity interests.

The outstanding balance of loans to employees at December 31, 2007 is shown in the following table ($ in millions). (1)

2007
Loans related to co-investments (2)	$1.1
Travel, relocation and other miscellaneous advances	28.7
$29.8

(1)	The Company has not extended or maintained credit, arranged for the extension of credit or renewed the extension of credit, in the form of a personal loan to or for any director or executive officer of the Company since the enactment of the Sarbanes-Oxley Act of 2002.

(2)	These loans have been made to allow employees the ability to participate in investment fund opportunities. All of these loans are nonrecourse loans.

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

(13) Subsequent Events

In January and February 2008, we completed five business acquisitions. In the Americas, we acquired The Standard Group LLC, a Chicago-based retail transaction management firm. In EMEA, we acquired Creevy LLH Ltd, a Scotland-based firm that provides investment, leasing and valuation services for leisure and hotels properties, and Brune Consulting Management GmbH, a Germany-based retail management firm. In Asia Pacific, we acquired Creer & Berkeley Pty Ltd., a property sales, leasing, management, valuation and consultancy business in Australia, and Sallmanns Holdings Ltd, a valuation business in Hong Kong. Terms for these transactions included cash paid at closing totaling approximately $18.8 million, with provisions for additional consideration subject only to the passage of time totaling approximately $11.4 million and potential earn-out payments with a maximum possible of $5.0 million.

In January 2008, we also announced the signing of an agreement to acquire Kemper’s Holding GmbH, a Germany-based retail specialist which will make us the largest property advisory business in Germany and provide us with new offices in Leipzig, Cologne and Hannover. We expect to close this acquisition during the second quarter of 2008. In February 2008, we announced the signing of an agreement to acquire the real estate agency and property management business of Shore Industrial, which will provide us with the ability to expand our commercial and industrial offerings in and around Sydney, Australia. We expect to close this acquisition in March 2008.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited consolidated statements of earnings data for each of our past eight quarters. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments and accruals, that we consider necessary for a fair presentation. The unaudited consolidated quarterly information should be read in conjunction with our Consolidated Financial Statements and the notes thereto as well as the “Summary of Critical Accounting Policies and Estimates” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The operating results for any quarter are not necessarily indicative of the results for any future period.

We note the following points regarding how we prepare and present our financial statements on a periodic basis.

PERIODIC ACCOUNTING FOR INCENTIVE COMPENSATION

An important part of our overall compensation package is incentive compensation, which we typically pay to employees in the first quarter of the year after it is earned. In our interim financial statements, we have accrued for incentive compensation based on the percentage of

PART II

compensation costs and adjusted operating income relative to forecasted compensation costs and adjusted operating income for the full year, as substantially all incentive compensation pools are based upon full year results. The impact of this incentive compensation accrual methodology is that we accrue less compensation in the first six months of the year, with the majority of our incentive compensation accrued in the second half of the year, particularly in the fourth quarter. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees.

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

The following table reflects the estimates of compensation to be deferred to future years under the stock ownership program for each year-to-date period in 2007 and 2006 ($ in millions):

	2007	2006
Three months ended March 31,	$7.3	3.6
Six months ended June 30,	15.1	12.9
Nine months ended September 30,	19.5	13.6
Twelve months ended December 31,	26.2	17.2

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

The effective tax rate we applied to recurring operations for 2007 and 2006 was as follows:

	2007	2006
Three months ended March 31,	26.7%	25.9%
Six months ended June 30,	26.7%	25.9%
Nine months ended September 30,	26.7%	26.3%
Twelve months ended December 31,	25.2%	26.7%

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

PART II

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION—2007 (UNAUDITED)

($ IN THOUSANDS, EXCEPT SHARE DATA)	MARCH 31	JUNE 30	SEPT. 30	DEC. 31	YEAR 2007
Revenue:
Investor & Occupier Services:
Americas	$148,267	178,999	187,966	249,997	$765,229
Europe	176,890	196,986	224,845	327,360	926,081
Asia Pacific	86,397	211,231	134,017	170,496	602,141
Investment Management	78,632	95,238	82,302	114,668	370,840

Less:
Equity in earnings from real estate ventures	(133)	(6,368)	(4,979)	(736)	(12,216)
Total revenue	490,053	676,086	624,151	861,785	2,652,075

Operating expenses:
Investor & Occupier Services:
Americas	141,805	159,876	167,786	215,312	684,779
Europe	162,241	181,761	210,596	280,041	834,639
Asia Pacific	89,231	167,051	127,132	148,539	531,953
Investment Management	60,678	66,403	54,127	77,587	258,795

Less:

Restructuring credits	(411)	—	—	—	(411)
Total operating expenses	453,544	575,091	559,641	721,479	2,309,755

Operating income	36,509	100,995	64,510	140,306	342,320

Net earnings available to common shareholders	$27,306	77,932	46,530	104,722	$256,490

Basic earnings per common share	$0.85	2.45	1.44	3.28	$8.01

Diluted earnings per common share	$0.81	2.32	1.38	3.16	$7.64

PART II

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION—2006 (UNAUDITED)

($ IN THOUSANDS, EXCEPT SHARE DATA)	MARCH 31	JUNE 30	SEPT. 30	DEC. 31	YEAR 2006
Revenue:
Investor & Occupier Services:
Americas	$113,163	134,362	150,129	224,488	$622,142
EMEA	103,345	135,982	169,688	270,324	679,339
Asia Pacific	57,903	76,362	78,275	124,437	336,977
Investment Management	61,743	172,677	64,998	84,923	384,341

Less:
Equity in (earnings) losses from real estate ventures	944	(9,593)	(773)	201	(9,221)
Total revenue	337,098	509,790	462,317	704,373	2,013,578

Operating expenses:
Investor & Occupier Services:
Americas	113,907	126,613	134,011	182,058	556,589
EMEA	108,227	130,716	156,036	240,356	635,335
Asia Pacific	58,594	73,469	80,158	106,111	318,332
Investment Management	48,157	94,843	54,825	62,162	259,987

Less:

Restructuring credits	(501)	(169)	—	(74)	(744)
Total operating expenses	328,384	425,472	425,030	590,613	1,769,499

Operating income	8,714	84,318	37,287	113,760	244,079

Net earnings available to common shareholders	$4,560	65,695	24,697	80,392	$175,344

Basic earnings per common share	$0.14	2.07	0.77	2.50	$5.50

Diluted earnings per common share	$0.14	1.94	0.73	2.37	$5.24

PART II

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

Based on management’s evaluation as of December 31, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes to the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the material in Jones Lang LaSalle’s Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and in Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption “Common Stock Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information as of December 31, 2007 with respect to Jones Lang LaSalle’s common shares issuable under our equity compensation plans (in thousands, except exercise price):

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
	(A	)	(B	)	(C	)
Equity compensation plans approved by security holders
SAIP (1)	1,878		$57.41		2,193
ESPP (2)	n/a		n/a		366
Subtotal	1,878				2,559
Equity compensation plans not approved by security holders
SAYE (3)	117		$54.21		858
Subtotal	117				858
Total	1,995				3,417

Notes:

(1)	In 1997, we adopted the 1997 Stock Award and Incentive Plan (“SAIP”), which provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle.

(2)	In 1998, we adopted an Employee Stock Purchase Plan (“ESPP”) for eligible U.S. based employees. Under this plan, employee contributions for stock purchases are enhanced through an additional contribution of a 5% discount on the purchase price.
(3)	In November 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK based operations. In November 2006, the SAYE plan was extended to employees in our Ireland operations. Under this plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 15% discount on the purchase price. Both employee and employer contributions vest over a period of three to five years. Employees have had the opportunity to participate in the plan in 2002, 2005, 2006 and 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the caption “Information about the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EX HIBITS AND FINANCIAL STATEMENT SCHEDULES

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

We discuss those risks, uncertainties and other factors in this report in (i) Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements; and elsewhere, and (ii) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

PART IV

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 2008.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin
By:	Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of February, 2008.

Signature	Title

/s/ Sheila A. Penrose	Chairman of the Board of Directors and Director
Sheila A. Penrose

/s/ Colin Dyer	President and Chief Executive Officer and Director (Principal Executive Officer)
Colin Dyer

/s/ Lauralee E. Martin	Executive Vice President and Chief Operating and Financial Officer and Director (Principal Financial Officer)
Lauralee E. Martin

/s/ Henri-Claude de Bettignies	Director
Henri-Claude de Bettignies

/s/ Darryl Hartley-Leonard	Director
Darryl Hartley-Leonard

/s/ Sir Derek Higgs	Director
Sir Derek Higgs

/s/ Alain Monié	Director
Alain Monié

/s/ David B. Rickard	Director
David B. Rickard

/s/ Thomas C. Theobald	Director
Thomas C. Theobald

/s/ Stanley Stec	Senior Vice President and Global Controller (Principal Accounting Officer)
Stanley Stec

PART IV

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Jones Lang LaSalle Incorporated (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-48074-01))

3.2	Articles of Amendment to the Articles of Incorporation of Jones Lang LaSalle Incorporated (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.3	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 99.2 to the Report on Form 8-K dated January 10, 2005)

4.1	Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.1	Multicurrency Credit Agreement dated as of June 6, 2007 (Incorporated by reference to Exhibit 99.1 to the Report on Form 8-K dated June 8, 2007)

10.2	Membership Interest Purchase Agreement by and between Jones Lang LaSalle Incorporated, Spaulding & Slye Acquisition Corp., and Spaulding and Slye Partners LLC relating to Spaulding and Slye LLC, dated as of November 26, 2005 (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.3*	First Amendment to Membership Interest Purchase Agreement dated as of September 27, 2007, amending the Membership Interest Purchase Agreement by and between Jones Lang LaSalle Incorporated, Spaulding & Slye Acquisition Corp., and Spaulding and Slye Partners LLC relating to Spaulding and Slye LLC, dated as of November 26, 2005

10.4*	Amended and Restated Stock Award and Incentive Plan dated as of May 30, 2007, as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 30, 2007 and as filed on April 23, 2007 as part of the Proxy Statement for the 2007 Annual Meeting of Shareholders on Schedule 14A.

10.5	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) for the Non Executive Directors’ 2004, 2005, 2006 and 2007 Annual Grants (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.6	Jones Lang LaSalle Incorporated Stock Ownership Program Shares Agreement (Under the Amended and Restated Stock Award and Incentive Plan) (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.7	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) for Employees’ 2004, 2005, 2006 and 2007 Annual Grants (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.8*	Jones Lang LaSalle Incorporated GEC Long-Term Incentive Compensation Program, effective as of January 1, 2007, under the Amended and Restated Stock Award and Incentive Plan

10.9	Description of Management Incentive Plan under the Amended and Restated Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1997)

10.10	Form of Indemnification Agreement with Executive Officers and Directors (Incorporated by Reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1998)

10.11*	Amended and Restated Severance Pay Plan effective January 1, 2006

10.12	Senior Executive Services Agreement with Alastair Hughes dated as of March 9, 1999 (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.13	Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of July 16, 2004 and accepted July 19, 2004 (Incorporated by reference to Exhibit 99.2 to the Periodic Report on Form 8-K dated July 21, 2004)

PART IV

EXHIBIT NUMBER	DESCRIPTION
10.14	Amendment No. 1 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of August 30, 2004 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.15	Amendment No. 2 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of December 1, 2005 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.16	Letter Agreement Regarding Compensation of the Chairman of the Board of Directors dated as of January 1, 2005 (Incorporated by reference to Exhibit 99.1 to the Periodic Report on Form 8-K dated January 10, 2005)

10.17	Amended and Restated Jones Lang LaSalle Incorporated Co-Investment Long Term Incentive Plan dated December 16, 2005 (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.18	LaSalle Investment Management Long Term Incentive Compensation Program, as amended and restated as of December 15, 2004, under the Amended and Restated Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.19*	LaSalle Investment Management Long Term Incentive Compensation Program, effective as of January 1, 2008, under the Amended and Restated Stock Award and Incentive Plan

10.20*	Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2007

10.21*	Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of September 12, 2007

10.22	LIM Funds Personal Co-Investment Agreement for International and Regional Directors (in connection with elections under the Stock Ownership Program) (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.23	LIM Funds Personal Co-Investment Agreement for International and Regional Directors (not in connection with elections under the Stock Ownership Program) (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.24*	Restated Jones Lang LaSalle Incorporated Stock Ownership Program, effective as of January 1, 2007, under the Amended and Restated Stock Award and Incentive Plan

10.25	Letter Agreement between Lynn Thurber and Jones Lang LaSalle Incorporated dated as of September 5, 2006 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006)

11	Statement concerning computation of per share earnings (filed in Item 8, Note 2 of the Notes to Consolidated Financial Statements.

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Set forth on page preceding signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

.