Form 10-Q
period 2008-03-31
JONES LANG LASALLE INC
filed 2008-05-06
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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

Registrant’s telephone number, including area code: 312-782-5800

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

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on April 30, 2008 was 31,849,623.

Part I           Financial Information
Item 1.         Financial Statements
JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
($ in thousands, except share data)	March 31,
	2008	December 31,
Assets	(unaudited)	2007
Current assets:
Cash and cash equivalents	$74,648	78,580
Trade receivables, net of allowances of $21,904 and $13,300	749,300	834,865
Notes and other receivables	68,642	52,695
Prepaid expenses	28,268	26,148
Deferred tax assets	64,999	64,872
Other	13,994	13,816
Total current assets	999,851	1,070,976

Property and equipment, net of accumulated depreciation of $213,129 and $198,169	200,909	193,329
Goodwill, with indefinite useful lives	731,501	694,004
Identified intangibles, with finite useful lives, net of accumulated amortization of $71,878 and $68,537	44,673	41,670
Investments in real estate ventures	164,042	151,800
Long-term receivables, net	42,733	33,219
Deferred tax assets	84,914	58,584
Other, net	47,051	48,292
Total assets	$2,315,674	2,291,874

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$255,564	302,976
Accrued compensation	320,784	655,895
Short-term borrowings	29,698	14,385
Deferred tax liabilities	13,811	727
Deferred income	22,504	29,756
Deferred business acquisition obligations	44,542	45,363
Other	64,312	60,193
Total current liabilities	751,215	1,109,295

Noncurrent liabilities:
Credit facilities	350,599	29,205
Deferred tax liabilities	1,910	6,577
Deferred compensation	41,468	46,423
Pension liabilities	1,096	1,096
Deferred business acquisition obligations	33,102	36,679
Other	50,484	43,794
Total liabilities	1,229,874	1,273,069

Commitments and contingencies	—	—
Minority interest	8,767	8,272
Shareholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 31,816,980 and 31,722,587 shares issued and outstanding	318	317
Additional paid-in capital	458,776	441,951
Retained earnings	487,679	484,840
Shares held in trust	(1,930)	(1,930)
Accumulated other comprehensive income	132,190	85,355
Total shareholders’ equity	1,077,033	1,010,533
Total liabilities and shareholders’ equity	$2,315,674	2,291,874

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Earnings
For the Three Months Ended March 31, 2008 and 2007
($ in thousands, except share data) (unaudited)
	Three	Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007

Revenue	$563,920	490,054

Operating expenses:
Compensation and benefits	378,873	325,657
Operating, administrative and other	160,866	115,685
Depreciation and amortization	16,446	12,625
Restructuring credits	(188)	(411)
Operating expenses	555,997	453,556

Operating income	7,923	36,498

Interest expense, net of interest income	1,176	1,838
Gain on sale of available-for-sale securities	—	2,426
Equity in (losses) earnings from real estate ventures	(2,213)	134

Income before provision for income taxes	4,534	37,220
Provision for income taxes	1,143	9,924
Minority interest, net of tax	552	—

Net income	$2,839	27,296

Basic earnings per common share	$0.09	0.85

Basic weighted average shares outstanding	31,772,825	31,929,818

Diluted earnings per common share	$0.09	0.81

Diluted weighted average shares outstanding	33,229,444	33,687,389

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2008
($ in thousands, except share data) (unaudited)

						Accumulated
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive
	Shares	Amount	Capital	Earnings	Trust	Income	Total

Balances at December 31, 2007	31,722,587	$317	441,951	484,840	(1,930)	85,355	$1,010,533

Net income	—	—	—	2,839	—	—	2,839

Shares issued under stock compensation programs	94,393	1	931	—	—	—	932

Tax benefits of vestings and exercises	—	—	856	—	—	—	856

Amortization of stock compensation	—	—	15,038	—	—	—	15,038

Foreign currency translation adjustments	—	—	—	—	—	46,835	46,835

Balances at March 31, 2008	31,816,980	$318	458,776	487,679	(1,930)	132,190	$1,077,033

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
($ in thousands) (unaudited)
	Three	Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net income	$2,839	27,296
Reconciliation of net income to net cash used by operating activities:
Depreciation and amortization	16,446	12,625
Equity in losses (earnings) from real estate ventures	2,213	(133)
Operating distributions from real estate ventures	59	469
Provision for loss on receivables and other assets	9,109	3,180
Minority interest, net of tax	552	—
Amortization of deferred compensation	15,955	12,603
Amortization of debt issuance costs	141	149
Change in:
Receivables	52,071	49,006
Prepaid expenses and other assets	(2,001)	(8,287)
Deferred tax assets, net	(18,040)	1,205
Excess tax benefits from share-based payment arrangements	(856)	(4,506)
Accounts payable, accrued liabilities and accrued compensation	(350,338)	(276,024)
Net cash used in operating activities	(271,850)	(182,417)

Cash flows from investing activities:
Net capital additions – property and equipment	(18,787)	(19,342)
Business acquisitions	(40,752)	(4,696)
Capital contributions and advances to real estate ventures	(10,400)	(9,972)
Distributions, repayments of advances and sale of investments	6	7,038
Sale of available-for-sale securities	—	2,425
Net cash used in investing activities	(69,933)	(24,547)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	545,067	358,333
Repayments of borrowings under credit facilities	(209,006)	(142,680)
Shares repurchased for payment of employee taxes on stock awards	(1,650)	(1,657)
Shares repurchased under share repurchase program	—	(21,816)
Excess tax benefits from share-based payment arrangements	856	4,506
Common stock issued under stock option plan and stock purchase programs	2,584	2,919
Net cash provided by financing activities	337,851	199,605

Net decrease in cash and cash equivalents	(3,932)	(7,359)
Cash and cash equivalents, January 1	78,580	50,612
Cash and cash equivalents, March 31	$74,648	43,253

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$780	1,901
Income taxes, net of refunds	45,836	7,942
Non-cash financing activities:
Deferred business acquisition obligations	15,602	6,141

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)

Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated (“Jones Lang LaSalle”, which may also be referred to as “the Company” or as “the Firm,” “we,” “us” or “our”) for the year ended December 31, 2007, which are included in Jones Lang LaSalle’s 2007 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the “Summary of Critical Accounting Policies and Estimates” section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein, for further discussion of our accounting policies and estimates.

(1) Interim Information

Our consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, our revenue and profits have tended to be higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant throughout the year. Our Investment Management segment earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains, generally when assets are sold, the timing of which is geared towards the benefit of our clients. Within our Investor and Occupier Services segments, expansion of capital markets activities has an increasing impact on comparability between reporting periods, as the timing of recognition of revenues relates to the size and timing of our clients’ transactions. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As a result, the results for the periods ended March 31, 2008 and 2007 are not indicative of the results to be obtained for the full fiscal year.

(2) New Accounting Standards

Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R. In November 2007, the FASB deferred the implementation of SFAS 157 for non-financial assets and liabilities for one year.  On January 1, 2008 the Company adopted SFAS 157 with respect to its financial assets and liabilities that are measured at fair value; the adoption of these provisions did not have a material impact on our consolidated financial statements.

SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. The fair value of these contracts is determined based on widely accepted valuation techniques. The inputs for these valuation techniques are Level 2 inputs in the hierarchy of SFAS 157. At March 31, 2008, we had forward exchange contracts in effect with a gross notional value of $664.6 million and a net fair value loss of $2.4 million, recorded as a current asset of $0.1 million and a current liability of $2.5 million.  This net carrying loss is offset by a carrying gain in associated intercompany loans such that the net impact to earnings is not significant. At March 31, 2008, the Company has no recurring fair value measurements for financial assets and liabilities that are based on unobservable inputs or Level 3 inputs.

Fair Value Option
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Under SFAS 159, the Company had the option of adopting fair value accounting for financial assets and liabilities starting on January 1, 2008. The adoption of SFAS 159 did not have a material effect on our consolidated financial statements since the Company did not elect to measure any of its financial assets or liabilities using the fair value option prescribed by SFAS 159.

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

Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Management has not yet determined what impact the application of SFAS 161 will have on our consolidated financial statement disclosures.

(3) Revenue Recognition

We categorize our revenues as:

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

We recognize incentive fees based on the performance of underlying funds and separate account investments, and the contractual benchmarks, formulas and timing of the measurement period with clients.

We recognize project and development management and construction management fees by applying the “percentage of completion” method of accounting. We use the efforts expended method to determine the extent of progress towards completion for project and development management fees and costs incurred to total estimated costs for construction management fees.

Construction management fees, which are gross construction services revenues net of subcontract costs, were $3.7 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively. Gross construction services revenues totaled $56.7 million and $38.2 million for the three months ended March 31, 2008 and 2007, respectively. Subcontract costs totaled $53.0 million and $36.3 million for the three months ended March 31, 2008 and 2007, respectively.

We include costs in excess of billings on uncompleted construction contracts of $6.0 million and $4.8 million in “Trade receivables,” and billings in excess of costs on uncompleted construction contracts of $16.9 million and $12.9 million in “Deferred income,” respectively, in our March 31, 2008 and December 31, 2007 consolidated balance sheets.

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

Most of our service contracts use the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. These costs aggregated approximately $282.0 million and $185.4 million for the three months ended March 31, 2008 and 2007, respectively. This treatment has no impact on operating income, net income or cash flows.

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

For segment reporting we show equity in earnings (losses) from real estate ventures within our revenue line, especially since it is an integral part of our Investment Management segment. Our measure of segment reporting results also excludes restructuring charges. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results with “Equity in earnings (losses) from real estate ventures,” and without restructuring charges. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our four reporting segments.

We have reclassified certain prior year amounts to conform to the current presentation.

Summarized unaudited financial information by business segment for the three months ended March 31, 2008 and 2007 are as follows ($ in thousands):

Investor and Occupier Services	2008	2007

Americas
Revenue:
Transaction services	$79,360	72,690
Management services	88,748	70,933
Equity earnings	—	150
Other services	5,757	4,496
	173,865	148,269
Operating expenses:
Compensation, operating and administrative expenses	166,569	135,886
Depreciation and amortization	7,048	5,922
Operating income	$248	6,461

EMEA
Revenue:
Transaction services	$132,414	142,138
Management services	48,177	32,082
Equity earnings (losses)	16	(367)
Other services	2,455	3,037
	183,062	176,890
Operating expenses:
Compensation, operating and administrative expenses	184,060	157,725
Depreciation and amortization	6,021	4,515
Operating (loss) income	$(7,019)	14,650

Asia Pacific
Revenue:
Transaction services	$58,883	39,596
Management services	57,073	45,059
Equity (losses) earnings	(62)	21
Other services	1,504	1,719
	117,398	86,395
Operating expenses:
Compensation, operating and administrative expenses	122,407	87,468
Depreciation and amortization	2,877	1,773
Operating loss	$(7,886)	(2,846)

	2008	2007

Investment Management
Revenue:
Transaction and other services	$4,225	2,519
Advisory fees	72,130	53,919
Incentive fees	13,194	21,866
Equity (losses) earnings	(2,167)	330
	87,382	78,634
Operating expenses:
Compensation, operating and administrative expenses	66,703	60,263
Depreciation and amortization	500	415
Operating income	$20,179	17,956

Segment Reconciling Items:
Total segment revenue	$561,707	490,188
Reclassification of equity (losses) earnings	(2,213)	134
Total revenue	563,920	490,054

Total operating expenses before restructuring credits	556,185	453,967
Restructuring credits	(188)	(411)
Operating income	$7,923	36,498

(5) Business Combinations, Goodwill and Other Intangible Assets

2008 Business Combinations
In the first quarter of 2008 we completed the following seven acquisitions:

1.	The Standard Group LLC, a Chicago-based retail transaction management firm;

2.	Creevy LLH Ltd, a Scotland-based firm that provides investment, leasing and valuation services for leisure and hotels properties;

3.	Brune Consulting Management GmbH, a Germany-based retail management firm;

4.	Creer & Berkeley Pty Ltd., an Australian property sales, leasing, management, valuation and consultancy firm;

5.	Shore Industrial, an Australian commercial real estate agency in Sydney's northern suburbs;

6.	Sallmanns Holdings Ltd, a valuation business based in Hong Kong; and

7.	The remaining 60% of a commercial real estate firm formed by the Company and Ray L. Davis, based in Canberra, Australia

Terms for these transactions included (i) cash paid at closing and capitalized costs totaling approximately $20.8 million, (ii) consideration subject only to the passage of time recorded in “Deferred business acquisition obligations” on our balance sheet at a current fair value of $13.1 million, and (iii) additional consideration subject to earn-out provisions that will be paid only if the related conditions are achieved.

Earn-out payments
At March 31, 2008 we had the potential to make earn-out payments on 19 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments of 17 of these acquisitions was $61.9 million at March 31, 2008. We expect these amounts will come due at various times over the next six years. For two acquisitions, the amounts of the earn-out payments are based on formulas and are not quantifiable at this time.

Goodwill and Other Intangible Assets
We have $776.2 million of unamortized intangibles and goodwill as of March 31, 2008 that are subject to the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $776.2 million of unamortized intangibles and goodwill, $731.5 million represents goodwill with indefinite useful lives, which is not amortized. The remaining $44.7 million of identifiable intangibles are amortized over their remaining finite useful lives.

The following table sets forth, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount
Balance as of January 1, 2008	$357,606	192,238	122,356	21,804	694,004
Additions	3,630	4,707	19,015	—	27,352
Impact of exchange rate movements	—	7,727	2,341	77	10,145

Balance as of March 31, 2008	$361,236	204,672	143,712	21,881	731,501

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount
Balance as of January 1, 2008	$85,986	10,508	7,701	6,012	110,207
Additions	410	787	4,238	—	5,435
Impact of exchange rate movements	—	661	240	8	909

Balance as of March 31, 2008	$86,396	11,956	12,179	6,020	116,551

Accumulated Amortization
Balance as of January 1, 2008	$(53,367)	(4,792)	(4,459)	(5,919)	(68,537)
Amortization expense	(1,557)	(1,106)	(190)	—	(2,853)
Impact of exchange rate movements	—	(298)	(178)	(12)	(488)

Balance as of March 31, 2008	(54,924)	(6,196)	(4,827)	(5,931)	(71,878)

Net book value as of March 31, 2008	$31,472	5,760	7,352	89	44,673

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2008	$9.7
2009	9.9
2010	6.7
2011	4.7
2012	4.1
Thereafter	9.6
Total	$44.7

(6) Investments in Real Estate Ventures

As of March 31, 2008, we had total investments and loans of $164.0 million in approximately 40 separate property or fund co-investments. Within this $164.0 million are loans of $3.6 million to real estate ventures which bear an 8.0% interest rate and are to be repaid in 2008.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At March 31, 2008, our maximum potential unfunded commitment to LIC I was euro 27.6 million ($43.6 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At March 31, 2008, LIC II has unfunded capital commitments for future fundings of co-investments of $344.0 million, of which our 48.78% share is $167.8 million. The $167.8 million commitment is part of our maximum potential unfunded commitment to LIC II at March 31, 2008 of $423.3 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital. At March 31, 2008, no bridge financing arrangements were outstanding.

As of March 31, 2008, LIC I maintains a euro 10.0 million ($15.8 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200.0 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 4.8 million ($7.6 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.6 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 27.6 million ($43.6 million) and to LIC II of $423.3 million. As of March 31, 2008, LIC I had euro 3.1 million ($4.9 million) of outstanding borrowings on the LIC I Facility, and LIC II had $23.6 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $9.9 million at March 31, 2008.

We apply the provisions of APB 18, SAB 59, and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We recorded no impairment charges in the first three months of 2008 or 2007.

(7) Stock-based Compensation

We adopted SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006, using the modified prospective approach. The adoption of SFAS 123R primarily impacts “Compensation and benefits” expense in our consolidated statement of earnings by changing prospectively our method of measuring and recognizing compensation expense on share-based awards from recognizing forfeitures as incurred to estimating forfeitures, and accelerating expense recognition for share-based awards to employees who are or will become retirement-eligible prior to the stated vesting period of the award.

Restricted Stock Unit Awards

Along with cash base salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program for Company officers, managers and professionals.

Restricted stock unit activity for the three months ended March 31, 2008 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at January 1, 2008	1,781.5	$61.58
Granted	1,036.9	71.46
Vested	(66.3)	53.28
Forfeited	(21.7)	65.40
Unvested at March 31, 2008	2,730.4	$65.50	1.67 years	$32.3
Unvested shares expected to vest	2,576.5	$65.04	1.61 years	$31.7

As of March 31, 2008, there was $108.9 million of remaining unamortized deferred compensation related to unvested restricted stock units. We expect the cost to be recognized over the remaining weighted average contractual life of the awards.

Approximately 66,300 restricted stock unit awards vested during the first quarter of 2008, having an aggregate fair value of $4.7 million and an intrinsic value of $1.2 million. For the same period in 2007, approximately 34,100 restricted stock unit awards vested, having an aggregate fair value of $3.2 million and an intrinsic value of $2.1 million.  As a result of these vesting events, we recognized tax benefits of $0.4 million and $1.1 million for the three months ending March 31, 2008 and 2007, respectively.

Stock Option Awards

We have granted stock options at the market value of our common stock at the date of grant. Our options vest at such times and conditions as the Compensation Committee of our Board of Directors determined and set forth in the award agreement; the most recent options, granted in 2003, vest over periods of up to five years. As a result of a change in compensation strategy, we do not currently use stock option grants as part of our employee compensation program.

Stock option activity for the three months ended March 31, 2008 is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at January 1, 2008	183.0	$19.18
Exercised	(20.5)	16.82
Forfeited	—	—
Outstanding at March 31, 2008	162.5	$19.47	2.05 years	$9.4
Exercisable at March 31, 2008	162.2	$19.48	2.04 years	$9.4

As of March 31, 2008, we have approximately 162,200 options outstanding, of which approximately 300 options were unvested. We recognized less than $0.01 million in compensation expense related to the unvested options for the first three months of 2008. Less than $0.01 million of compensation cost remains to be recognized on unvested options through 2008.

The following table summarizes information about options exercises occurring during the three months ended March 31, 2008 and 2007 ($ in millions):

	2008	2007

Number of options exercised	20,500	74,500

Intrinsic value	$1.2	6.6
Cash received from option exercises	0.8	3.0
Tax benefit realized from option exercises	0.4	2.2

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan - In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S.-based employees. Under the current plan, we enhance employee contributions for stock purchases through an additional contribution of a 5% discount on the purchase price as of the end of a program period; program periods are now three months each. Employee contributions and our contributions vest immediately. Since its inception, 1,413,512 shares have been purchased under the program through March 31, 2008. In the first quarter of 2008, 29,030 shares having a grant date market value of $77.34 were purchased under the program. We do not record any compensation expense with respect to this program.

UK SAYE - In November 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK based operations. In November 2006, we extended the SAYE plan to employees in our Ireland operations. Under this plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. The options to purchase stock with such savings vest over a period of three or five years. In the first quarter of 2008, the Company issued approximately 85,000 options at an exercise price of $60.66 under the SAYE plan. The fair values of the options are being amortized over their respective vesting periods. At March 31, 2008, there were approximately 229,000 options outstanding under the SAYE plan.

(8) Retirement Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost consisted of the following for the three months ended March 31, 2008 and 2007 ($ in thousands):

	2008	2007

Employer service cost - benefits earned during the period	$988	990
Interest cost on projected benefit obligation	3,032	2,580
Expected return on plan assets	(3,496)	(3,086)
Net amortization/deferrals	55	486
Recognized actual loss	42	18
Net periodic pension cost	$621	988

In the three months ended March 31, 2008, we have made $2.5 million in payments to our defined benefit pension plans. We expect to contribute a total of $8.5 million to our defined benefit pension plans in 2008. We made $7.9 million of contributions to these plans in the twelve months ended December 31, 2007.

(9) Comprehensive Income

For the three months ended March 31, 2008 and 2007, comprehensive income was as follows ($ in thousands):

	2008	2007

Net income	$2,839	27,296

Other comprehensive income:
Reclassification adjustment for gain on sale of available-for-sale securities realized in net income	—	(2,256)
Foreign currency translation adjustments	46,835	6,015

Comprehensive income	$49,674	31,055

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

(11) Subsequent Events

The Company announced on April 29, 2008 that its Board of Directors has declared a semi-annual cash dividend of $0.50 per share of its Common Stock. The dividend payment will be made on June 13, 2008 to holders of record at the close of business on May 15, 2008. A dividend-equivalent in the same amount also will be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan. The current dividend plan approved by the Board anticipates a total annual dividend of $1.00 per common share, however there can be no assurance that future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remains subject to final determination by the Company's Board of Directors.

In January 2008, we signed an agreement to acquire Kemper’s Holding GmbH, a Germany-based retail specialist, and in May 2008 we closed this acquisition, which makes us the largest property advisory business in Germany and provides us with new offices in Leipzig, Cologne and Hannover. In April 2008, we acquired Leechiu & Associates, an agency business in the Philippines, and a 10% interest in Alkas, a Turkish based commercial real estate firm. Terms for these three transactions included cash paid at closing totaling approximately $134.2 million, and consideration subject only to the passage of time of approximately $3.4 million.

In April 2008, we entered into an unconsolidated joint venture with Australia’s Colonial First State Property Management to create Sandalwood, which will be the first integrated retail development and management service provider to operate across all of Asia.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three months ended March 31, 2008, included herein, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, which have been filed with the SEC as part of our 2007 Annual Report on Form 10-K and are also available on our website (www.joneslanglasalle.com).

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

We present our quarterly Management’s Discussion and Analysis in five sections, as follows:

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

Summary of Critical Accounting Policies and Estimates

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2 of notes to consolidated financial statements in our 2007 Annual Report of Form 10-K for a summary of our significant accounting policies.

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

Interim Period Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which we typically pay to our employees in the first quarter of the year after it is earned. In our interim financial statements, we accrue for most incentive compensation based on (1) a percentage of compensation costs and (2) an adjusted operating income recorded to date, relative to forecasted compensation costs and adjusted operating income for the full year, as substantially all incentive compensation pools are based upon full year results. As noted in “Interim Information” of Note 1 of the notes to consolidated financial statements, quarterly revenues and profits have historically tended to be higher in the third and fourth quarters of each year than in the first two quarters. The impact of this incentive compensation accrual methodology is that we accrue smaller percentages of incentive compensation in the first half of the year, compared to the percentage of our incentive compensation we accrue in the third and fourth quarters. We adjust the incentive compensation accrual in those unusual cases where we have paid earned incentive compensation to employees. We exclude incentive compensation pools that are not subject to the normal performance criteria from the standard accrual methodology and accrue for them on a straight-line basis.

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

Given that we do not finalize individual incentive compensation awards until after year-end, we must estimate the portion of the overall incentive compensation pool that will qualify for this restricted stock program. This estimation factors in the performance of the Company and individual business units, together with the target bonuses for qualified individuals. Then, when we determine, announce and pay incentive compensation in the first quarter of the year following that to which the incentive compensation relates, we true-up the estimated stock ownership program deferral and related amortization.

The table below sets forth the deferral estimated at year end, and the adjustment made in the first quarter of the following year to true-up the deferral and related amortization ($ in millions):

	December 31, 2007	December 31, 2006

Deferral of compensation, net of related amortization expense	$26.2	24.7
Increase to deferred compensation in the first quarter of the following year	0.3	1.6

The table below sets forth the amortization expense related to the stock ownership program for the three months ended March 31, 2008 and 2007 ($ in millions):

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Current compensation expense amortization for prior year programs	$8.0	7.9
Current deferral net of related amortization	(3.2)	(7.3)

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the programs related to 2008 and 2007 are $4.4 million and $2.6 million, respectively, at March 31, 2008.

The table below sets out certain information related to the cost of this program for the three months ended March 31, 2008 and 2007 ($ in millions):

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Expense to Company	$4.9	3.8
Employee contributions	1.2	0.9
Adjustment to prior year reserve	(0.9)	(0.7)
Total program cost	$5.2	4.0

•   Workers’ Compensation Insurance – Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to revenue for the three months ended March 31, 2008 and 2007 were $0.8 million and $0.7 million, respectively.

The reserves, which can relate to multiple years, were $10.4 million and $9.8 million, as of March 31, 2008 and December 31, 2007, respectively.

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

The reserves estimated and accrued in accordance with SFAS 5, which relate to multiple years, were $6.8 million and $7.1 million, net of receivables from third party insurers, as of March 31, 2008 and December 31, 2007, respectively.

Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We also recognize deferred tax assets and liabilities for the future tax consequences attributable to operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

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

Based on our forecasted results for the full year, we have estimated an effective tax rate of 25.2% for 2008. We believe that this is an achievable rate due to the mix of our income and the impact of tax planning activities. For the three months ended March 31, 2008, we used an effective tax rate of 25.2%; we ultimately achieved an effective tax rate of 25.2% for the year ended December 31, 2007.

Items Affecting Comparability

LaSalle Investment Management Revenues
Our money management business is in part compensated through the receipt of incentive fees where performance of underlying funds and separate account investments exceeds agreed-to benchmark levels. Depending upon performance and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period.

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

IOS Revenues
As we attempt to further expand our real estate investment banking activities within our Investor and Occupier Services businesses, which will tend to increase the revenues we receive that relate to the size and timing of our clients’ transactions, we would also expect the timing of recognition of these items to increasingly impact comparability between quarters, in any one year, or compared to a prior year.

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

Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared towards the benefit of our clients.

Within our Investor and Occupier Services segments, expansion of capital markets activities has an increasing impact on comparability between reporting periods, as the timing of recognition of revenues relates to the size and timing of our clients’ transactions. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended March 31, 2008 and 2007 are not indicative of the results to be obtained for the full fiscal year.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

In order to provide more meaningful year-to-year comparisons of our reported results, we have included in the table below the U.S. dollar and local currency movements in the consolidated statements of earnings ($ in millions).

					% Change
			Increase (Decrease)		in Local
	2008	2007	in U.S. Dollars		Currency

Total revenue	$563.9	$490.1	$73.8	15%	9%
Compensation and benefits	378.9	325.7	53.2	16%	11%
Operating, administrative and other	160.9	115.7	45.2	39%	32%
Depreciation and amortization	16.4	12.6	3.8	30%	26%
Restructuring credits	(0.2)	(0.4)	0.2	(50%)	(50%)
Total operating expenses	556.0	453.6	102.4	23%	16%
Operating income	$7.9	$36.5	$(28.6)	(78%)	(80%)

Revenue for the first quarter of 2008 was $563.9 million, an increase of 15% in U.S. dollars and 9% in local currencies from the prior year, due to year-over-year growth in all operating segments. Revenue from LaSalle Investment Management’s (“LIM”) Advisory fees and the Asia Pacific region each increased approximately 35% over the prior year. The firm’s Hotels and broader Capital Markets businesses, which had been involved in large portfolio transactions in previous quarters, were significantly impacted in the first quarter of 2008 by liquidity conditions in the credit markets. Offsetting this impact, however, was solid revenue performance in the remaining business. Contributing to the year-over-year decline in Capital Markets revenue was a significant performance fee from a portfolio transaction completed in Germany in the first quarter of 2007. While the credit environment slowed our Capital Markets transactions worldwide, we continued to grow our revenue with solid performance across the rest of our broad geographic and client-service platform.

Operating expenses were $556.0 million for the first quarter of 2008, an increase of 23% in U.S. dollars and 16% in local currencies, compared with the prior year’s expenses of $453.6 million. Operating expense increased as a result of acquisition costs and global platform improvements added throughout 2007. During the first quarter of each year, the Company’s results also are influenced by the seasonal nature of the business, as the majority of annual revenue and profits is realized in subsequent quarters.  The firm is actively managing expenses, while remaining focused on growth opportunities. Operating income was $7.9 million, a decrease of 78% in U.S. dollars and 80% in local currencies, due to decreases in all operating segments, except for the LIM segment which saw operating income increase 13% year-over-year.

In the first quarter of 2007, we recognized a gain of $2.4 million on the sale of an investment in LoopNet. The Company’s co-investments generated losses of $2.2 million in the first quarter of 2008, compared to income of $0.1 million in the first quarter of 2007.

The tax provision for the first quarter of 2008 was $1.1 million reflecting a 25.2% effective tax rate, compared with a $9.9 million provision in the first quarter of 2007 reflecting a 26.7% effective tax rate. The 25.2% effective tax rate is consistent with our full year 2007 effective tax rate and reflects our expected full year 2008 effective tax rate.

Net income was $2.8 million or $0.09 per diluted share for the first quarter of 2008, compared with net income of $27.3 million or $0.81 per diluted share for the first quarter of 2007.

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

Investor and Occupier Services

Americas
	2008	2007	Increase(Decrease)
Revenue	$173.9	$148.3	$25.6	17%
Operating expense	173.6	141.8	31.8	22%
Operating income	$0.3	$6.5	$(6.2)	(95%)

Revenue in the Americas region for the first quarter of 2008 was $173.9 million, an increase of 17% over the first quarter of 2007, despite a decrease of 54% in Capital Markets revenue and fewer transactions completed in the Americas Hotels business. The growth in revenue was driven mainly by Management services, which increased 25% for the quarter compared to the first quarter of 2007. Transaction services grew 9% for the same period over last year as a result of the firm’s healthy market leasing activity.

Revenue from Account Management, including leasing revenue, increased 54% over the prior year, benefiting from new and expanded relationships with corporate clients. The region’s total leasing revenue increased nearly 40% over 2007, driven by activity from the investment hires and acquisitions that were completed in the prior year. The growth in both of these businesses, as well as a year-over-year increase of 65% in revenue from Latin America, offset the decline in Capital Markets revenue.

Total operating expenses increased 22% for the 2008 first quarter compared with the first quarter of 2007. Contributing to the increase were the impact of expenses relating to the addition of revenue generators in key markets during 2007, as well as the impact of strategic acquisitions.

EMEA
					% Change
			Increase(Decrease)		in Local
	2008	2007	in U.S. dollars		Currencies

Revenue	$183.1	$176.9	$6.2	4%	(5%)
Operating expense	190.1	162.2	27.9	17%	8%
Operating (loss) income	$(7.0)	$14.7	$(21.7)	n.m.	n.m.
(n.m. – not meaningful; change greater than 100%)

EMEA’s revenue for the first quarter of 2008 was $183.1 million compared with $176.9 million in the first quarter of 2007. Management services revenue grew 50% to $48.2 million for the first quarter of 2008. Transaction services revenue decreased 7% to $132.4 million as a result of reduced transaction volume in Capital Markets. Revenue from the firm’s Capital Markets decreased 29% in the first quarter of 2008 excluding the performance fee generated from the significant portfolio transaction completed in Germany in 2007, while market volumes as a whole in Europe were down 38%.

Despite the lower volume of Capital Markets transactions compared with the prior year, demand for other services increased. Agency Leasing momentum continued from the end of 2007, with revenue increasing approximately 30% in the first quarter year-over-year. Advisory Services revenue increased 38% for the same period. While the slowdown in Capital Markets activity significantly impacted Germany and the U.K., Capital Markets activity increased in the growth markets of Dubai and Finland while the growth in the mature markets of Holland and Belgium were driven by growth in market share. Geographically, France, Dubai, Russia and Holland had healthy growth in total revenue over 2007.

Operating expenses increased by 17% for the first quarter of 2008 compared with the prior year, primarily due to the impact of acquisitions.

Asia Pacific
					% Change
			Increase(Decrease)		in Local
	2008	2007	in U.S. dollars		Currencies

Revenue	$117.4	$86.4	$31.0	36%	24%
Operating expense	125.3	89.2	36.1	40%	27%
Operating loss	$(7.9)	$(2.8)	$(5.1)	n.m.	n.m.
(n.m. – not meaningful; change greater than 100%)

Revenue for the Asia Pacific region for the first quarter of 2008 was $117.4 million, an increase of 36% over the prior year despite several large Capital Markets transactions being delayed. Growth for the quarter resulted from both Transaction services revenue, which increased 49%, and Management services revenue, which increased 27%.

Australia, the largest market in the Asia Pacific region, benefited from growth across all of its business lines, resulting in overall revenue growth of nearly 50% over the prior year. The growth markets of China, Japan and India had strong increases in revenue over the prior year. Revenue in China and Japan increased 45% and 20%, respectively. India had strong revenue growth over the prior year benefiting both from economic growth and the acquisition the firm completed in the third quarter of 2007.

Operating expenses for the region increased 40% over the prior year. Operating expenses increased at a faster pace than revenue due to continued investment in the growing geographic platform, enhanced client service capabilities and technology infrastructure added to serve the large potential of the region.

Investment Management
					% Change
			Increase(Decrease)		in Local
	2008	2007	in U.S. dollars		Currencies

Revenue	$89.6	$78.3	$11.3	14%	10%
Equity (losses) earnings	(2.2)	0.3	(2.5)	n.m.	n.m.
Total revenue	87.4	78.6	8.8	11%	7%
Operating expense	67.2	60.7	6.5	11%	7%
Operating income	$20.2	$17.9	$2.3	13%	4%
(n.m. – not meaningful; change greater than 100%)

LaSalle Investment Management’s revenue for the first quarter of 2008 was $87.4 million, an 11% increase over the first quarter of 2007. The increase in revenue was driven by the continued growth of the annuity-based business, leading to a year-over-year increase in Advisory fees of 34%, with particularly strong results in Asia Pacific. This growth in LaSalle Investment Management’s annuity business was principally due to a healthy increase in assets under management over the prior year to $50 billion, together with Advisory fees generated from recently committed capital. Supporting this growth, the firm’s co-investment capital at the end of the first quarter of 2008 grew to $164.0 million, a 23% increase from March of 2007.

Incentive fees vary significantly from period to period due to both the performance of the underlying investments and the contractual timing of the measurement periods for different clients. During the first quarter of 2008, Incentive fees were $13.2 million compared with $21.9 million for the first quarter of 2007.

LaSalle Investment Management raised approximately $600 million of equity in the first quarter of 2008. Investments made on behalf of clients in the first quarter of 2008 were $1.4 billion, slightly above the amount invested in the first quarter of 2007.

Consolidated Cash Flows

Cash Flows Used For Operating Activities
During the first quarter of 2008, cash used in operating activities was $271.9 million, an increase of $89.5 million, or 49%, over the $182.4 million used in the first quarter of 2007. Payment of annual incentive compensation in the first quarter of the year is the primary use of cash required for normal operating needs in this quarter. The increase in cash used in the first quarter of 2008 was primarily due to a decrease in net income and increase in net cash required for changes in working capital due mainly to an increase in incentive compensation payments. In the first quarter of 2008, $350.3 million was used for changes in accounts payable, accrued liabilities, and accrued compensation, an increase of $74.3 million, or 27%, over the $276.0 million used in the first quarter of 2007, driven by increased incentive compensation payments.

Cash Flows Used For Investing Activities
We used $69.9 million of cash for investing activities in the first quarter of 2008, a $45.4 million increase over the $24.5 million used in the first quarter of 2007. This increase was primarily due to an increase of $36.1 million in cash used for acquisitions and a decrease of $7.0 million in distributions from our co-investments. In the first quarter of 2008 we used $40.8 million for acquisitions, consisting of $20.8 million for seven new acquisitions and $20.0 million for a deferred payment made as part of the 2006 Spaulding & Slye acquisition.

Cash Flows From Financing Activities
Financing activities provided $337.9 million of net cash in the first quarter of 2008 compared with $199.6 million in the first quarter of 2007. This increase was the result of net borrowings of $336.1 million in the first quarter of 2008, an increase of $120.4 million over the net borrowing of $215.7 million in the first quarter of 2007. This was offset by a decrease in cash used for shares repurchased under our Board-approved share repurchase program, as no shares were purchased in the first quarter of 2008 while $21.8 million was used for share repurchases in the first quarter of 2007.

Liquidity and Capital Resources

Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities
Our unsecured revolving credit facility provides us capacity to borrow up to $575 million through June 2012. We also have capacity to borrow up to an additional $53.4 million under local overdraft facilities. Pricing on the revolving credit facility ranges from LIBOR plus 47.5 basis points to LIBOR plus 80 basis points. As of March 31, 2008, our pricing on the $575 million revolving credit facility was LIBOR plus 47.5 basis points. On April 15, 2008, we entered into a short term unsecured revolving credit facility providing us an additional $100 million of borrowing capacity, priced at LIBOR plus 87.5 basis points. These facilities will continue to be utilized for working capital needs (including payment of accrued bonus compensation during the first quarter of each year), co-investment activity, share repurchases and dividend payments, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the facility will fluctuate based on our level of borrowing needs.

As of March 31, 2008, we had $350.6 million outstanding under the $575 million revolving credit facility. The average borrowing rate on this revolving credit agreement was 4.1% in the first quarter of 2008, as compared with an average borrowing rate of 5.5% in the first quarter of 2007. We also had short-term borrowings (including capital lease obligations) of $29.7 million outstanding at March 31, 2008, with $24.3 million of those borrowings attributable to local overdraft facilities.

With respect to the revolving credit facilities, we must maintain a consolidated net worth of at least $729 million, a leverage ratio not exceeding 3.5 to 1, and a minimum interest coverage ratio of 2.5 to 1. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment and acquisition. We are in compliance with all covenants as of March 31, 2008.

Both the revolving credit facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2007 or the first three months of 2008, and none were outstanding as of March 31, 2008.

We believe that our revolving credit facilities, together with our local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, co-investment activity, share repurchases and dividend payments, capital expenditures and acquisitions currently under contract.

Co-investment Activity
With respect to our co-investment activity, we had total investments and loans of $164.0 million as of March 31, 2008 in approximately 40 separate property or fund co-investments. Within this $164.0 million are loans of $3.6 million to real estate ventures which bear an 8.0% interest rate and are to be repaid in 2008.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At March 31, 2008, our maximum potential unfunded commitment to LIC I is euro 27.6 million ($43.6 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At March 31, 2008, LIC II has unfunded capital commitments for future fundings of co-investments of $344.0 million, of which our 48.78% share is $167.8 million. The $167.8 million commitment is part of our maximum potential unfunded commitment to LIC II at March 31, 2008 of $423.3 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital. At March 31, 2008 no bridge financing arrangements were outstanding.

As of March 31, 2008, LIC I maintains a euro 10.0 million ($15.8 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200.0 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 4.8 million ($7.6 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.6 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 27.6 million ($43.6 million) and to LIC II of $423.3 million. As of March 31, 2008, LIC I had euro 3.1 million ($4.9 million) of outstanding borrowings on the LIC I Facility, and LIC II had $23.6 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $9.9 million at March 31, 2008.

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

Share Repurchase and Dividend Programs

Since October 2002, our Board of Directors has approved five share repurchase programs. At March 31, 2008, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in the first quarter of 2008. In 2007, we repurchased 1,015,800 shares at a cost of $95.8 million. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans.

The Company announced on April 29, 2008 that its Board of Directors has declared a semi-annual cash dividend of $0.50 per share of its Common Stock. The dividend payment will be made on June 13, 2008 to holders of record at the close of business on May 15, 2008. A dividend-equivalent in the same amount also will be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan. The current dividend plan approved by the Board anticipates a total annual dividend for 2008 of $1.00 per common share, however there can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates, remains subject to final determination by the Company's Board of Directors.

Capital Expenditures and Business Acquisitions

Capital expenditures for the first three months of 2008 were $18.8 million, net, compared to $19.3 million for the same period in 2007. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space.

Cash used to facilitate business acquisitions in the first three months of 2008 was $40.8 million, an increase from $4.7 million for the same period in 2007. Terms for our acquisitions typically include cash paid at closing, with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. Nineteen of the acquisitions we have completed since January 1, 2006 have provided for potential earn-out payments subject to the achievement of certain performance conditions. For seventeen of those acquisitions, the maximum amount of the potential earn-out payments is $61.9 million. We expect those amounts will come due at various times over the next six years. For the other two of those acquisitions, the amounts of the earn-out payments are based on formulas tied to operations of the businesses which are not quantifiable at this time. See Note 5 of the notes to consolidated financial statements for additional discussion of the Company’s business acquisition activity in the first three months of 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market and Other Risk Factors

Market Risk
The principal market risks (namely, the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

•Interest rates on our multi-currency credit facility; and
•Foreign exchange risks

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our revolving multi-currency credit facility that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the revolving credit facility were $155.6 million during the three months ended March 31, 2008, and the effective interest rate on that facility was 4.1%. As of March 31, 2008, we had $350.6 million outstanding under the revolving credit facility. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2007 or the first three months of 2008, and we had no such agreements outstanding at March 31, 2008.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenues outside of the United States totaled 60% and 63% of our total revenues for the three months ended March 31, 2008 and 2007, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound (14% of revenues for the three months ended March 31, 2008) and the euro (19% of revenues for the three months ended March 31, 2008).

We mitigate our foreign currency exchange risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs. The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our translation exposure to British pounds.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At March 31, 2008, we had forward exchange contracts in effect with a gross notional value of $664.6 million ($620.4 million on a net basis) with a fair value loss of $2.4 million. This carrying loss is offset by a carrying gain in associated intercompany loans such that the net impact to earnings is not significant.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of March 31, 2008, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

For other risk factors inherent in our business, see Item 1A. Risk Factors in our 2007 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Jones Lang LaSalle (the Company) has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1. Legal Proceedings

See Note 10 of the notes to consolidated financial statements for discussion of the Company’s legal proceedings.

Item 2.  Share Repurchases

The Company made no share repurchases in the three months ending March 31, 2008.

Item 5.  Other Information

Jones Lang LaSalle Mourns the Death of Board Member Sir Derek Higgs

In a press release issued on April 29, 2008 and subsequently filed on a Current Report on Form 8-K dated May 2, 2008, the Company announced that Sir Derek Higgs, a member of its Board of Directors and the Chairman of the Audit Committee, had died suddenly in London on April 28, 2008. Sir Derek had served with distinction as a Director since March 1999 and had also served as a member of each of the Audit Committee, Compensation Committee, and the Nominating and Governance Committee of the Board of Directors.

David B. Rickard Elected Chairman of the Audit Committee of the Board of Directors

As previously disclosed on a Current Report on Form 8-K dated May 2, 2008, the Company’s Board of Directors has elected David B. Rickard, already a member of the Board of Directors and of the Audit Committee of the Board of Directors, to serve as Chairman of the Audit Committee, effective immediately. As previously disclosed, the Board has determined that Mr. Rickard qualifies as an “audit committee financial expert” for purposes of the applicable Securities and Exchange Commission rule.

Nominations for Directors at the 2008 Annual Meeting of Shareholders

Sir Derek Higgs was a nominee for election to the Company’s Board of Directors at the Company’s 2008 Annual Meeting of Shareholders to be held on May 29, 2008. Because of Sir Derek’s unexpected death, the Board of Directors has temporarily reduced the size of the Company’s Board of Directors from nine to eight. The Board of Directors will therefore present only the remaining eight nominees for election to the Company’s Board of Directors at the 2008 Annual Meeting. The proxy cards released with the Company's 2008 proxy statement remain effective and the shares represented by those proxy cards will be voted in accordance with each shareholder's instructions with respect to these eight nominees.

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

Peter A. Barge
  Chief Executive Officer, Asia Pacific, and Chairman, Jones Lang LaSalle Hotels

Alastair Hughes
  Chief Executive Officer, EMEA

Jeff A. Jacobson
  Chief Executive Officer, LaSalle Investment Management

Peter C. Roberts
  Chief Executive Officer, Americas

Additional Global Corporate Officers

Charles J. Doyle
  Chief Marketing and Communications Officer

James S. Jasionowski
  Chief Tax Officer

David A. Johnson
  Chief Information Officer

Mark J. Ohringer
  General Counsel and Corporate Secretary

Marissa R. Prizant
  Director of Internal Audit

Nazneen Razi
  Chief Human Resources Officer

Joseph J. Romenesko
  Treasurer

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

We discuss those risks, uncertainties and other factors in (i) our Annual Report on Form 10-K for the year ended December 31, 2007 in Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (ii) in this Quarterly Report on Form 10-Q in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (iii) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May, 2007.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin
_______________________________

By: Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and
Principal Financial Officer)

Item 6.Exhibits

Exhibit
NumberDescription

10.1	Credit Agreement, dated as of April 15, 2008, Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2008 (File Number 001-13145)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith