Form 10-Q
period 2008-06-30
JONES LANG LASALLE INC
filed 2008-08-06
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on August l, 2008 was 32,446,150.

Part I	Financial Information
Item 1.	Financial Statements
JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
($ in thousands, except share data)

	June 30,
	2008	December 31,
Assets	(unaudited)	2007
Current assets:
Cash and cash equivalents	$67,650	78,580
Trade receivables, net of allowances of $26,796 and $13,300	665,137	834,865
Notes and other receivables	65,155	52,695
Prepaid expenses	39,017	26,148
Deferred tax assets	89,281	64,872
Other	22,857	13,816
Total current assets	949,097	1,070,976

Property and equipment, net of accumulated depreciation of $228,751 and $198,169	220,174	193,329
Goodwill, with indefinite useful lives	865,184	694,004
Identified intangibles, with finite useful lives, net of accumulated amortization of $24,676 and $68,537	44,663	41,670
Investments in real estate ventures	177,399	151,800
Long-term receivables, net	46,927	33,219
Deferred tax assets	52,578	58,584
Other, net	55,740	48,292
Total assets	$2,411,762	2,291,874

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$254,221	302,976
Accrued compensation	290,533	655,895
Short-term borrowings	23,288	14,385
Deferred tax liabilities	4,997	727
Deferred income	30,364	29,756
Deferred business acquisition obligations	45,168	45,363
Other	73,354	60,193
Total current liabilities	721,925	1,109,295

Noncurrent liabilities:
Credit facilities	441,529	29,205
Deferred tax liabilities	1,470	6,577
Deferred compensation	40,718	46,423
Pension liabilities	1,101	1,096
Deferred business acquisition obligations	34,384	36,679
Other	53,237	43,794
Total liabilities	1,294,364	1,273,069

Commitments and contingencies	—	—
Minority interest	9,939	8,272
Shareholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 31,929,669 and 31,722,587 shares issued and outstanding	319	317
Additional paid-in capital	476,312	441,951
Retained earnings	495,908	484,840
Shares held in trust	(1,980)	(1,930)
Accumulated other comprehensive income	136,900	85,355
Total shareholders’ equity	1,107,459	1,010,533
Total liabilities and shareholders’ equity	$2,411,762	2,291,874

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Earnings
For the Three and Six Months Ended June 30, 2008 and 2007
($ in thousands, except share data) (unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Revenue	$659,515	676,086	1,223,435	1,166,139

Operating expenses:
Compensation and benefits	431,175	436,265	810,047	761,922
Operating, administrative and other	171,875	126,517	332,741	242,253
Depreciation and amortization	18,268	12,309	34,714	24,935
Restructuring credits	—	—	(188)	(411)
Operating expenses	621,318	575,091	1,177,314	1,028,699

Operating income	38,197	100,995	46,121	137,440

Interest expense, net of interest income	3,560	3,830	4,736	5,668
Gain on sale of investments	—	3,703	—	6,129
Equity in earnings (losses) from real estate ventures	969	6,368	(1,244)	6,502

Income before provision for income taxes and minority interest	35,606	107,236	40,141	144,403
Provision for income taxes	8,973	28,632	10,116	38,556
Minority interest, net of tax	1,114	—	1,666	—

Net income	$25,519	78,604	28,359	105,847

Net income available to common shareholders (Note 9)	$24,516	77,932	27,356	105,175

Basic earnings per common share	$0.77	2.45	0.86	3.30

Basic weighted average shares outstanding	31,876,045	31,828,364	31,824,435	31,878,811

Diluted earnings per common share	$0.73	2.32	0.82	3.12

Diluted weighted average shares outstanding	33,458,081	33,655,359	33,340,225	33,664,471

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2008
($ in thousands, except share data) (unaudited)

						Accumulated
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive
	Shares	Amount	Capital	Earnings	Trust	Income	Total
Balance at December 31, 2007	31,722,587	$317	441,951	484,840	(1,930)	85,355	$1,010,533

Net income	—	—	—	28,359	—	—	28,359

Shares issued under stock compensation programs	207,082	2	4,479	—	—	—	4,481

Tax benefits of vestings and exercises	—	—	2,214	—	—	—	2,214

Amortization of stock compensation	—	—	27,668	—	—	—	27,668

Dividends declared	—	—	—	(17,291)	—	—	(17,291)

Shares held in trust	—	—	—	—	(50)	—	(50)

Foreign currency translation adjustments	—	—	—	—	—	51,545	51,545

Balance at June 30, 2008	31,929,669	$319	476,312	495,908	(1,980)	136,900	$1,107,459

See accompanying notes to consolidated financial statements.

 JONES LANG LASALLE INCORPORATED

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
($ in thousands) (unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$28,359	105,847
Reconciling net income to net cash from operating activities:
Depreciation and amortization	34,714	24,935
Equity in losses (earnings) from real estate ventures	1,244	(6,502)
Gain on sale of investments	—	(3,703)
Operating distributions from real estate ventures	59	8,147
Provision for loss on receivables and other assets	14,075	6,518
Amortization of deferred compensation	31,523	26,280
Minority interest, net of tax	1,666	—
Amortization of debt issuance costs	674	296
Change in:
Receivables	166,139	27,124
Prepaid expenses and other assets	(25,429)	(7,652)
Deferred tax assets, net	(20,394)	(1,064)
Excess tax benefits from share-based payment arrangements	(2,214)	(3,754)
Accounts payable, accrued liabilities and accrued compensation	(403,621)	(156,169)
Net cash (used in) provided by operating activities	(173,205)	20,303

Cash flows from investing activities:
Net capital additions – property and equipment	(50,785)	(45,396)
Business acquisitions	(168,249)	(66,697)
Capital contributions and advances to real estate ventures	(23,643)	(20,663)
Distributions, repayments of advances and sale of investments	6	24,075
Net cash used in investing activities	(242,671)	(108,681)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	926,032	609,629
Repayments of borrowings under credit facilities	(504,806)	(509,119)
Debt issuance costs	(5,683)	(450)
Shares repurchased for payment of employee taxes on stock awards	(1,832)	(857)
Shares repurchased under share repurchase program	—	(21,815)
Excess tax benefits from share-based payment arrangements	2,214	3,754
Common stock issued under stock option plan and stock purchase programs	6,312	6,193
Payment of dividends	(17,291)	(12,056)
Net cash provided by financing activities	404,946	75,279

Net decrease in cash and cash equivalents	(10,930)	(13,099)
Cash and cash equivalents, January 1	78,580	50,612
Cash and cash equivalents, June 30	$67,650	37,513

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,390	8,097
Income taxes, net of refunds	50,230	28,246
Non-cash financing activities:
Deferred business acquisition obligations	$17,510	11,261

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

(1) Interim Information

Our consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, our revenue and profits have tended to be higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant throughout the year. Our Investment Management segment earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains, generally when assets are sold, the timing of which is geared towards the benefit of our clients. Within our Investor and Occupier Services segments, expansion of capital markets activities has an increasing impact on comparability between reporting periods, as the timing of recognition of revenues relates to the size and timing of our clients’ transactions. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As a result, the results for the periods ended June 30, 2008 and 2007 are not indicative of the results to be obtained for the full fiscal year.

(2) New Accounting Standards

Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R. In November 2007, the FASB deferred the implementation of SFAS 157 for non-financial assets and liabilities for one year.  On January 1, 2008 the Company adopted SFAS 157 with respect to its financial assets and liabilities that are measured at fair value. The adoption of these provisions did not have a material impact on our consolidated financial statements.

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

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determined the fair value of these contracts based on widely accepted valuation techniques. The inputs for these valuation techniques are Level 2 inputs in the hierarchy of SFAS 157. At June 30, 2008, we had forward exchange contracts in effect with a gross notional value of $531.3 million and a net fair value gain of $9.3 million, recorded as a current asset of $11.2 million and a current liability of $1.9 million. This net carrying gain is offset by a carrying loss in associated intercompany loans such that the net impact to earnings is not significant. At June 30, 2008, the Company has no recurring fair value measurements for financial assets and liabilities that are based on unobservable inputs or Level 3 inputs.

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

(3) Revenue Recognition

We categorize our revenues as:

•	Transaction commissions;
•	Advisory and management fees; and
•	Incentive fees.

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

Project and development management and construction management fees are a subset of our revenues in the advisory and management fees category. We recognize project and development management and construction management fees by applying the “percentage of completion” method of accounting. We use the efforts expended method to determine the extent of progress towards completion for project and development management fees and costs incurred to total estimated costs for construction management fees.

Construction management fees, which are gross construction services revenues net of subcontract costs, were $2.9 million and $3.1 million for the three months ended June 30, 2008 and 2007, respectively and $6.6 million and $4.9 million for the six months ended June 30, 2008 and 2007, respectively.

Gross construction services revenues totaled $56.8 million and $46.3 million for the three months ended June 30, 2008 and 2007, respectively, and $113.5 million and $84.4 million for the six months ended June 30, 2008 and 2007, respectively.

Subcontract costs totaled $53.9 million and $43.2 million for the three months ended June 30, 2008 and 2007, respectively, and $106.9 million and $79.5 million for the six months ended June 30, 2008 and 2007, respectively.

We include costs in excess of billings on uncompleted construction contracts of $8.6 million and $4.8 million in “Trade receivables,” and billings in excess of costs on uncompleted construction contracts of $15.8 million and $12.9 million in “Deferred income,” respectively, in our June 30, 2008 and December 31, 2007 consolidated balance sheets.

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

Most of our service contracts use the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. These costs aggregated approximately $296.2 million and $233.9 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $573.5 million and $473.0 million for the six months ended June 30, 2008 and 2007, respectively. This treatment has no impact on operating income, net income or cash flows.

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

The following table summarizes unaudited financial information by business segment for the three and six months ended June 30, 2008 and 2007 ($ in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
Investor and Occupier Services	2008	2007	2008	2007

Americas
Revenue:
Transaction services	$88,065	85,070	167,424	157,759
Management services	94,945	86,021	183,692	156,952
Equity earnings	41	270	41	420
Other services	6,824	7,638	12,580	12,134
	189,875	178,999	363,737	327,265
Operating expenses:
Compensation, operating and administrative services	171,825	153,792	338,394	289,675
Depreciation and amortization	7,494	6,084	14,542	12,006
Operating income	$10,556	19,123	10,801	25,584

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
Investor and Occupier Services	2008	2007	2008	2007

EMEA
Revenue:
Transaction services	$174,456	157,903	306,872	300,041
Management services	59,027	35,181	107,204	67,264
Equity earnings (losses)	85	172	102	(195)
Other services	2,530	3,730	4,985	6,767
	236,098	196,986	419,163	373,877
Operating expenses:
Compensation, operating and administrative services	226,900	177,830	410,960	335,555
Depreciation and amortization	6,866	3,931	12,886	8,447
Operating income (loss)	$2,332	15,225	(4,683)	29,875

Asia Pacific
Revenue:
Transaction services	$77,748	162,312	136,630	201,908
Management services	61,444	47,018	118,518	92,077
Equity (losses) earnings	(88)	210	(150)	231
Other services	2,674	1,691	4,178	3,410
	141,778	211,231	259,176	297,626
Operating expenses:
Compensation, operating and administrative services	133,553	165,194	255,961	252,715
Depreciation and amortization	3,451	1,857	6,328	3,630
Operating income (loss)	$4,774	44,180	(3,113)	41,281

Investment Management
Revenue:
Transaction and other services	$6,214	5,410	10,439	7,930
Advisory fees	72,552	54,295	144,683	108,214
Incentive fees	13,036	29,817	26,230	51,683
Equity earnings (losses)	931	5,716	(1,237)	6,046
	92,733	95,238	180,115	173,873
Operating expenses:
Compensation, operating and administrative services	70,772	65,966	137,474	126,230
Depreciation and amortization	457	437	957	852
Operating income	$21,504	28,836	41,684	46,791

Segment Reconciling Items:
Total segment revenue	$660,484	682,454	1,222,191	1,172,641
Reclassification of equity earnings (losses)	969	6,368	(1,244)	6,502
Total revenue	659,515	676,086	1,223,435	1,166,139

Total segment operating expenses	621,318	575,091	1,177,502	1,029,110
Restructuring credits	—	—	(188)	(411)

Operating income	$38,197	100,995	46,121	137,440

(5) Business Combinations, Goodwill and Other Intangible Assets

2008 Business Combinations
In the first six months of 2008 we completed ten new acquisitions consisting of the following:

1.	The Standard Group LLC, a Chicago-based retail transaction management firm;

2.	Creevy LLH Ltd, a Scotland-based firm that provides investment, leasing and valuation services for leisure and hotels properties;

3.	Brune Consulting Management GmbH, a Germany-based retail management firm;

4.	Creer & Berkeley Pty Ltd., an Australian property sales, leasing, management, valuation and consultancy firm;

5.	Shore Industrial, an Australian commercial real estate agency in Sydney's northern suburbs;

6.	Sallmanns Holdings Ltd, a valuation business based in Hong Kong;

7.	The remaining 60% of a commercial real estate firm formed by the Company and Ray L. Davis, based in Australia;

8.	Kemper’s Holding GmbH, a Germany-based retail specialist, making us the largest property advisory business in Germany and providing us with new offices in Leipzig, Cologne and Hannover:

9.	Leechiu & Associates, an agency business in the Philippines; and

10.	The remaining 51% interest in a Finnish real estate services firm which previously operated under the name GVA. We acquired the initial 49% in 2007.

In the second quarter of 2008, we also acquired a 10% equity interest in Alkas, a Turkish based commercial real estate firm, which is recorded within “Investments in real estate ventures” in our consolidated balance sheet.

Terms for these transactions included (i) net cash paid at closing and capitalized costs totaling approximately $148.2 million, (ii) consideration subject only to the passage of time recorded in “Deferred business acquisition obligations” on our balance sheet at a current fair value of $14.7 million, and (iii) additional consideration subject to earn-out provisions that will be paid only if the related conditions are achieved. Cash paid for acquisitions in 2008 also included $20.0 million paid in the first quarter to satisfy a deferred business acquisition obligation from the 2006 Spaulding & Slye acquisition.

Earn-out payments
At June 30, 2008 we had the potential to make earn-out payments on 19 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments of 17 of these acquisitions was $61.5 million at June 30, 2008. We expect these amounts will come due at various times over the next six years. For two acquisitions, the amounts of the earn-out payments are based on formulas and are not quantifiable at this time.

Goodwill and Other Intangible Assets
We have $909.9 million of unamortized intangibles and goodwill as of June 30, 2008 that are subject to the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $909.9 million of unamortized intangibles and goodwill, $865.2 million represents goodwill with indefinite useful lives, which is not amortized. The remaining $44.7 million of identifiable intangibles are amortized over their remaining finite useful lives.

The following table sets forth, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount
Balance as of January 1, 2008	$357,606	192,238	122,356	21,804	694,004
Additions	3,714	126,737	26,895	—	157,346
Impact of exchange rate movements	—	9,270	4,465	99	13,834
Balance as of June 30, 2008	$361,320	328,245	153,716	21,903	865,184

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount
Balance as of January 1, 2008	$85,986	10,508	7,701	6,012	110,207
Additions	410	3,878	4,880	—	9,168
Adjustment for fully amortized intangibles	(41,249)	(804)	(3,470)	(5,908)	(51,431)
Impact of exchange rate movements	—	1,188	201	6	1,395
Balance as of June 30, 2008	$45,147	14,770	9,312	110	69,339

Accumulated Amortization
Balance as of January 1, 2008	$(53,367)	(4,792)	(4,459)	(5,919)	(68,537)
Amortization expense	(3,126)	(2,684)	(984)	(28)	(6,822)
Adjustment for fully amortized intangibles	41,249	804	3,470	5,908	51,431
Impact of exchange rate movements	—	(652)	(98)	2	(748)
Balance as of June 30, 2008	(15,244)	(7,324)	(2,071)	(37)	(24,676)

Net book value as of June 30, 2008	$29,903	7,446	7,241	73	44,663

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2008	$8.3
2009	10.9
2010	6.9
2011	4.8
2012	4.2
Thereafter	9.6
Total	$44.7

(6) Investments in Real Estate Ventures

As of June 30, 2008, we had total investments in and loans to real estate ventures of $176.0 million in approximately 40 separate property or fund co-investments. Within this $176.0 million are loans of $3.6 million to real estate ventures which bear an 8.0% interest rate and are to be repaid in 2009. In addition to our co-investments, we had equity investments of $1.4 million comprised of an investment in Sandalwood, a retail joint venture in Asia Pacific, and a 10% equity interest in Alkas, a Turkish based commercial real estate firm.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At June 30, 2008, our maximum potential unfunded commitment to LIC I was euro 23.3 million ($36.7 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At June 30, 2008, LIC II has unfunded capital commitments for future fundings of co-investments of $445.3 million, of which our 48.78% share is $217.2 million. The $217.2 million commitment is part of our maximum potential unfunded commitment to LIC II at June 30, 2008 of $413.0 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital. At June 30, 2008, no bridge financing arrangements were outstanding.

As of June 30, 2008, LIC I maintains a euro 10.0 million ($15.8 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200.0 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 4.8 million ($7.5 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.6 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 23.3 million ($36.7 million) and to LIC II of $413.0 million. As of June 30, 2008, LIC I had euro 5.4 million ($8.5 million) of outstanding borrowings on the LIC I Facility, and LIC II had $23.2 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $9.2 million at June 30, 2008.

We apply the provisions of APB 18, SAB 59, and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We recorded impairment charges of $0.6 million in the first six months of 2008 and no impairment charges in the first six months of 2007.

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

Restricted stock unit activity for the three months ended June 30, 2008 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at March 31, 2008	2,727.6	$65.52
Granted	13.1	68.89
Vested	(7.2)	43.22
Forfeited	(6.2)	74.52
Unvested at June 30, 2008	2,727.3	$65.57	1.44 years	$164.2

Restricted stock unit activity for the six months ended June 30, 2008 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at January 1, 2008	1,780.2	$61.58
Granted	1,053.8	71.44
Vested	(73.5)	52.30
Forfeited	(33.2)	67.13
Unvested at June 30, 2008	2,727.3	$65.57	1.44 years	$164.2
Unvested shares expected to vest	2,577.0	$65.18	1.38 years	$155.1

As of June 30, 2008, there was $79.6 million of remaining unamortized deferred compensation related to unvested restricted stock units. We expect the cost to be recognized over the remaining weighted average contractual life of the awards.

Approximately 73,500 restricted stock unit awards vested during the first six months of 2008, having an aggregate fair value of $5.2 million and an intrinsic value of $1.4 million. For the same period in 2007, approximately 34,100 restricted stock unit awards vested, having an aggregate fair value of $3.2 million and an intrinsic value of $2.1 million.  As a result of these vesting events, we recognized tax benefits of $0.5 million and $1.1 million for the six months ending June 30, 2008 and 2007, respectively.

Stock Option Awards

We have granted stock options at the market value of our common stock at the date of grant. Our options vested at such times and conditions as the Compensation Committee of our Board of Directors determined and set forth in the award agreement; the most recent options, granted in 2003, vested over periods of up to five years. As a result of a change in compensation strategy, we do not currently use stock option grants as part of our employee compensation program.

Stock option activity for the three months ended June 30, 2008 is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at March 31, 2008	162.5	$19.47
Exercised	(37.5)	15.96
Forfeited	(1.0)	39.00
Outstanding at June 30, 2008	124.0	$20.38	2.31 years	$4.9

Stock option activity for the six months ended June 30, 2008 is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at January 1, 2008	183.0	$19.18
Exercised	(58.0)	16.26
Forfeited	(1.0)	39.00
Outstanding at June 30, 2008	124.0	$20.38	2.31 years	$4.9
Exercisable at June 30, 2008	124.0	$20.38	2.31 years	$4.9

As of June 30, 2008, we have approximately 124,000 options outstanding, all of which have vested. We recognized less than $0.01 million in compensation expense related to the unvested options for the first six months of 2008.

The following table summarizes information about exercises of options occurring during the three and six months ended June 30, 2008 and 2007 ($ in millions):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Number of options exercised	37,500	21,697	57,966	96,197

Intrinsic value	$1.7	2.0	2.5	8.6
Cash received from options exercised	1.2	1.1	2.0	4.1
Tax benefit realized from options exercised	0.8	0.7	1.2	2.9

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan - In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S.-based employees. Under the current plan, we enhance employee contributions for stock purchases through an additional contribution of a 5% discount on the purchase price as of the end of a program period; program periods are now three months each. Employee contributions and our contributions vest immediately. Since its inception, 1,440,573 shares have been purchased under the program through June 30, 2008. In the first six months of 2008, 56,091 shares having a weighted average grant date market value of $69.07 were purchased under the program. We do not record any compensation expense with respect to this program.

UK SAYE - In 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK based operations. In November 2006, we extended the SAYE plan to employees in our Ireland operations. Under this plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. The options to purchase stock with such savings vest over a period of three or five years. In the first quarter of 2008, the Company issued approximately 85,000 options at an exercise price of $60.66 under the SAYE plan. The fair values of the options are being amortized over their respective vesting periods. At June 30, 2008, there were approximately 178,000 options outstanding under the SAYE plan.

(8) Retirement Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost consisted of the following for the three and six months ended June 30, 2008 and 2007 ($ in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Employer service cost - benefits earned during the year	$1,002	1,010	1,990	2,000
Interest cost on projected benefit obligation	3,035	2,624	6,067	5,204
Expected return on plan assets	(3,498)	(3,138)	(6,994)	(6,224)
Net amortization/deferrals	55	495	110	981
Recognized actual loss	41	19	83	37
Net periodic pension cost	$635	1,010	1,256	1,998

For the six months ended June 30, 2008, we have made $3.6 million in payments to our defined benefit pension plans. We expect to contribute a total of $8.5 million to our defined benefit pension plans in 2008. We made $7.9 million of contributions to these plans in the twelve months ended December 31, 2007.

(9) Earnings Per Share and Net Income Available to Common Shareholders

We calculate earnings per share by dividing net income available to common shareholders by weighted average shares outstanding. To calculate net income available to common shareholders, we subtract dividend-equivalents (net of tax) to be paid on outstanding but unvested shares of restricted stock units from net income in the period the dividend is declared. Included in the calculations of net income available to common shareholders are dividend-equivalents of $1.0 million net of tax, declared and paid in the second quarter of 2008, and $0.7 million net of tax, declared and paid in second quarter of 2007.

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

The following table details the calculations of basic and diluted earnings per common share for the three and six months ended June 30, 2008 and 2007 ($ in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net income	$25,519	78,604	28,359	105,847
Dividends on unvested common stock,net of tax benefit	1,003	672	1,003	672
Net income available to common shareholders	$24,516	77,932	27,356	105,175

Basic weighted average shares outstanding	31,876,045	31,828,364	31,824,435	31,878,811
Basic income per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$0.80	2.47	0.89	3.32
Dividends on unvested common stock, net of tax benefit	(0.03)	(0.02)	(0.03)	(0.02)
Basic earnings per common share	$0.77	2.45	0.86	3.30

Diluted weighted average shares outstanding	33,458,081	33,655,359	33,340,225	33,664,471
Diluted income per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$0.76	2.34	0.85	3.14
Dividends on unvested common stock, net of tax benefit	(0.03)	(0.02)	(0.03)	(0.02)
Diluted earnings per common share	$0.73	2.32	0.82	3.12

(10) Comprehensive Income

For the three and six months ended June 30, 2008 and 2007, comprehensive income was as follows ($ in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net income	$25,519	78,604	28,359	105,847

Other comprehensive income:
Foreign currency translation adjustments	4,710	14,163	51,545	20,178
Reclassification adjustment for gain on sale of available-for-sale securities realized in net income	—	—	—	(2,256)

Comprehensive income	$30,229	92,767	79,904	123,769

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

(12) Credit Facilities

As of June 30, 2008, we had $441.5 million of borrowing outstanding under our revolving credit facilities. On June 16, 2008, we obtained lender consent as required under our $575 million revolving credit facility for the acquisition of all the outstanding stock of Staubach Holdings, Inc. and amended the credit facility to adjust the pricing, modify certain covenants and increase the accordion feature to allow for an increase to as much as $1 billion between the revolving credit facility and a term loan.  Pricing on the facility now ranges from LIBOR plus 125 basis points to LIBOR plus 275 basis points.  As of June 30, 2008, our pricing on the $575 million revolving credit facility was LIBOR plus 200 basis points.  We also amended our $100 million short term revolving credit facility to adjust the pricing and modify certain covenants. In July 2008, we terminated our $100 million short term facility and exercised the accordion feature on our revolving credit facility to increase the facility size to $675 million.  In addition, we entered into a $200 million term loan agreement (which is fully drawn), with terms and pricing similar to our existing revolving credit facility. Both the revolving credit facility and term loan mature in June 2012.

(13) Subsequent Events

Staubach Acquisition

On July 11, 2008, we completed the acquisition of Staubach Holdings, Inc. (“Staubach”), a leading real estate services firm specializing in tenant representation in the United States. Staubach’s extensive tenant representation capability and deep presence in key markets in the United States will reinforce our integrated global platform and Corporate Solutions business.

At closing, we paid approximately $123 million in cash, as adjusted for Staubach's net liabilities, and $100 million in shares of our common stock. The number of shares of our common stock payable pursuant to the Merger Agreement will be subject to adjustment if on the trading day prior to the date that the registration statement required to be filed by the Company after the closing of the merger becomes effective, the average trading price of  our common stock for the five consecutive trading days ending on (and including) such date (the "Adjustment Trading Price") is either greater than $65.91 or less than the closing trading price of $59.92. If the Adjustment Trading Price is greater than $65.91, the number of shares of our common stock issued pursuant to the Merger Agreement will be equal to $110 million divided by the Adjustment Trading Price. If the Adjustment Trading Price is less than the closing trading price, the number of shares of our common stock issued pursuant to the Merger Agreement will be equal to $100 million divided by the Adjustment Trading Price; provided, however, in the event that the Adjustment Trading Price is less than 75% of the closing trading price (the "Floor Price"), the Adjustment Trading Price will be equal to the Floor Price.

The Merger Agreement also provides for the following deferred payments payable in cash: (i) on the first business day of the 25th month following the closing (or the 37th month if certain revenue targets are not met), approximately $78 million; (ii) on the first day of the 37th month following the closing (or the 49th month if certain revenue targets are not met), approximately $156 million; and (iii) on the first day of the 61st month following the closing, approximately $156 million. Staubach shareholders will also be entitled to receive an earnout payment of up to approximately $114 million, payable on a sliding scale, if certain thresholds are met with respect to the tenant representation business for the earnout periods ended December 31, 2010, 2011 and 2012.

Other Acquisitions

In July and August 2008, we completed four additional acquisitions: 1) ECD Energy and Environment Canada, the leading environmental consulting firm in Canada and the developer of Green Globes, a technology platform for evaluating and rating building sustainability, 2) Churston Heard, a leading retail consultancy in the UK that offers a full range of retail services, and 3) HIA, a Brazilian hotel services company and 4) the remaining 90% in Alkas, a Turkish based commercial real estate firm. Terms of these transactions included cash paid at closing totaling approximately $29.9 million, consideration subject only to the passage of time of approximately $13.9 million, and potential earn-out payments of $20.7 million that are subject to the achievement of certain performance conditions.  In August 2008, we also amended the earn-out provision terms included in the 2007 acquisition of Corporate Realty Advisors to make $3.6 million of earn-out consideration subject only to the passage of time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and six months ended June 30, 2008, included herein, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, which have been filed with the SEC as part of our 2007 Annual Report on Form 10-K and are also available on our website (www.joneslanglasalle.com).

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

Certain employees receive a portion of their incentive compensation in the form of restricted stock units of our common stock. We recognize this compensation over the vesting period of these restricted stock units, which has the effect of deferring a portion of incentive compensation to later years. We recognize the benefit of deferring such compensation expense under the stock ownership program in a manner consistent with the accrual of the underlying incentive compensation.

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

The table below sets forth the deferral estimated at year end, and the adjustment made in the first quarter of the following year to true-up the deferral and related amortization ($ in millions):

	December 31, 2007	December 31, 2006

Deferral of compensation, net of related amortization expense	$24.3	24.7
Increase (decrease) to deferred compensation in the first quarter of the following year	(1.0)	1.6

The table below sets forth the amortization expense related to the stock ownership program for the three and six months ended June 30, 2008 and 2007 ($ in millions):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Current compensation expense amortization for prior year programs	$6.7	6.0	14.7	13.9
Current deferral net of related amortization	(4.8)	(7.8)	(8.0)	(15.1)

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the programs related to 2008 and 2007 are $5.5 million and $0.6 million, respectively, at June 30, 2008.

The table below sets out certain information related to the cost of this program for the three and six months ended June 30, 2008 and 2007 ($ in millions):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Expense to Company	$4.5	3.9	9.4	7.7
Employee contributions	1.1	0.9	2.4	1.8
Adjustment to prior year reserve	(0.9)	(0.8)	(1.8)	(1.5)
Total program cost	$4.7	4.0	10.0	8.0

•   Workers’ Compensation Insurance – Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income through the three months ended June 30, 2008 and 2007 were $0.8 million and $0.7 million, respectively. The credits taken to income through the six months ended June 30, 2008 and 2007 were $1.7 million and $1.4 million, respectively.

The reserves, which can relate to multiple years, were $11.6 million and $9.8 million, as of June 30, 2008 and December 31, 2007, respectively.

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

The reserves estimated and accrued in accordance with SFAS 5, which relate to multiple years, were $9.0 million and $7.1 million, net of receivables from third party insurers, as of June 30, 2008 and December 31, 2007, respectively.

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

Based on our forecasted results for the full year, we have estimated an effective tax rate of 25.2% for 2008. We believe that this is an achievable rate due to the mix of our income and the impact of tax planning activities. For the three and six months ended June 30, 2008, we used an effective tax rate of 25.2%; we ultimately achieved an effective tax rate of 25.2% for the year ended December 31, 2007.

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

Within our Investor and Occupier Services segments, expansion of capital markets activities has an increasing impact on comparability between reporting periods, as the timing of recognition of revenues relates to the size and timing of our clients’ transactions. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended June 30, 2008 and 2007 are not indicative of the results to be obtained for the full fiscal year.

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

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

In order to provide more meaningful year-to-year comparisons of the reported results, we have included in the table below the U.S. dollar and local currency movements in the consolidated statements of earnings ($ in millions).

	Three Months	Three Months
	Ended	Ended	Increase		% Change
	June 30,	June 30,	(decrease) in		in Local
	2008	2007	U.S. Dollars		Currency

Revenue	$659.5	$676.1	$(16.6)	(2%)	(8%)

Compensation and benefits	431.2	436.3	(5.1)	(1%)	(5%)
Operating, administrative and other	171.9	126.5	45.4	36%	29%
Depreciation and amortization	18.2	12.3	5.9	48%	43%
Total operating expenses	621.3	575.1	46.2	8%	4%
Operating income	$38.2	$101.0	$(62.8)	(62%)	(68%)

	Six Months	Six Months
	Ended	Ended	Increase		% Change
	June 30,	June 30,	(decrease) in		in Local
	2008	2007	U.S. Dollars		Currency

Revenue	$1,223.4	$1,166.1	$57.3	5%	(1%)

Compensation and benefits	810.0	761.9	48.1	6%	2%
Operating, administrative and other	332.8	242.3	90.5	37%	31%
Depreciation and amortization	34.7	24.9	9.8	39%	34%
Restructuring credits	(0.2)	(0.4)	0.2	n.m.	n.m.
Total operating expenses	1,177.3	1,028.7	48.6	14%	9%
Operating income	$46.1	$137.4	$(91.3)	(66%)	(71%)
 (n.m. – not meaningful)

Revenue for the second quarter of 2008 was $659.5 million, a decrease of 2% in U.S. dollars and 8% in local currencies from the prior year. Included in the firm’s 2007 results was a significant second-quarter transaction advisory fee earned in the Asia Pacific Hotels business.  Capital Markets and Hotels revenue, excluding the Asia Pacific Hotels fee, for the second quarter decreased $34.3 million, or 30%, from 2007. The decline in Capital Markets and Hotels was offset by increased revenue in the quarter across other business lines, led by LaSalle Investment Management’s Advisory fees, which increased 34%, to $72.6 million, over the prior year. The solid second-quarter performance in Transaction Services revenue included a significant contribution from Leasing, which increased 23% to $163 million. Excluding Capital Markets and Hotels, Transaction Services revenue increased by 33% over 2007, to $266 million, for the second quarter of 2008, with increases across all regions. Management Services revenue increased 28% to $215 million for the second quarter, with all operating regions achieving revenue growth.

For the first half of 2008, revenue increased to $1.2 billion, 5% over the prior year, despite a year-over-year revenue decrease in Capital Markets and Hotels of $88.5 million and the 2007 Asia Pacific Hotels advisory fee. Factors driving year-to-date performance were similar to those we experienced in the second quarter. The current revenue contribution from 2007 and 2008 acquisitions was approximately $57 million and $96 million for the 2008 second quarter and year to date, respectively. Solid revenue performance from LaSalle Investment Management and our diverse business lines offset the continued impact of illiquid credit markets on revenue generated by our Capital Markets businesses.

Operating expenses were $621.3 million for the second quarter of 2008, an increase of 8% over 2007, and $1.2 billion year to date, a 14% increase. First-half operating costs increased across all investor and occupier services, principally due to costs associated with the 13 acquisitions that closed in 2007, nine of which were completed in the second half of the year, including larger transactions in India and France. 2008 operating expenses also include costs associated with 10 acquisitions completed this year, seven in the first quarter and three in the second.  As a result, year-to-date 2008 operating expenses include costs from these acquired businesses, including integration and intangible amortization, of approximately $53 million for the second quarter and $92 million year to date, which were not reflected in the firm’s 2007 results.

In the first six months of 2007, we recognized a gain of $6.1 million on the sale of two investments, comprised of a gain on the sale of an investment in SiteStuff Inc. of $3.7 million in the second quarter and a gain of $2.4 million for the sale of an investment in LoopNet in the first quarter of 2007. The Company’s co-investment equity income decreased in the second quarter of 2008 to $1.0 million from $6.4 million in the prior year and was a loss of $1.2 million and income of $6.5 million for the first six months of 2008 and 2007, respectively.

The tax provision for the second quarter and first six months of 2008 was $9.0 million and $10.1 million, respectively, reflecting a 25.2% effective tax rate, compared with an effective tax rate of 26.7% for the second quarter and first six months of 2007.  The 25.2% effective tax rate is consistent with our full year 2007 effective tax rate and reflects our expected full year 2008 effective tax rate.

Net income was $24.5 million or $0.73 per diluted share for the second quarter of 2008, compared with net income of $77.9 million or $2.32 per diluted share for the second quarter of 2007. For the first six months of 2008 net income was $27.4 million or $0.82 per diluted share, compared with net income of $105.2 million or $3.12 per diluted share for the first six months of 2007.

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

Investor and Occupier Services

Americas
($ in millions)	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007	Increase (decrease)

Revenue	$189.9	$179.0	$10.9	6%
Operating expense	179.3	159.9	19.4	12%
Operating income	$10.6	$19.1	$(8.5)	(45%)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007	Increase (decrease)

Revenue	$363.7	$327.3	$36.4	11%
Operating expense	352.9	301.7	51.2	17%
Operating income	$10.8	$25.6	$(14.8)	(58%)

In the Americas region, revenue for the second quarter of 2008 was $189.9 million, an increase of 6% over the same period last year. For the first half of 2008, revenue was $363.7 million, an increase of 11%. Excluding the impact of reduced revenue from Capital Markets and Hotels, which decreased from 2007 by $10.0 million or 40% for the second quarter, and by $23.1 million or 50% year to date, revenue increased 14% for the quarter and 21% for the first half of 2008.

Second-quarter revenue benefited from higher Management Services revenue, which increased 10% over the prior year to $94.9 million, while Transaction Services revenue excluding Capital Markets and Hotels grew 22%. The year-over-year revenue increase for the first half of 2008 was driven mainly by Management Services, which increased 17% to $184 million, and Transaction Services excluding Capital Markets and Hotels, which grew 29% primarily as a result of increased leasing activity. The region’s total Leasing revenue in the second quarter, including both Tenant Representation and Agency Leasing, increased 17% to $59.8 million, and on a year-to-date basis increased 27% to $117 million, compared with 2007. The growth in Leasing was driven by activity from recruited transactors and acquisitions completed during 2007. Additionally, revenue in the firm’s Mexico and South America businesses more than doubled for both the second quarter and first half of the year compared with 2007.

Operating expenses were $179.3 million for the second quarter of 2008, an increase of 12%, and $352.9 million for the first half of the year, an increase of 17% over the prior year. Costs associated with the hiring of revenue generators in key markets and completion of acquisitions contributed to the increase in operating expenses.

On July 11, 2008, the firm completed the previously announced transaction to merge operations with The Staubach Company, adding significant strength to the firm’s tenant representation business.

EMEA
($ in millions)	Three Months	Three Months
Ended	Ended	Increase	% Change
June 30,	June 30,	(decrease) in	in Local
2008	2007	U.S. dollars	Currency

Revenue	$236.1	$197.0	$39.1	20%	12%
Operating expense	233.8	181.8	52.0	29%	20%
Operating income	$2.3	$15.2	$(12.9)	(85%)	(86%)

	Six Months	Six Months
	Ended	Ended	Increase		% Change
	June 30,	June 30,	(decrease) in		in Local
	2008	2007	U.S. dollars		Currency

Revenue	$419.1	$373.9	$45.2	12%	3%
Operating expense	423.8	344.0	79.8	23%	15%
Operating (loss) income	$(4.7)	$29.9	$(34.6)	n.m.	n.m.
(n.m. – not meaningful)

EMEA’s second-quarter revenue was $236.1 million, an increase of 20% over the prior year, while revenue in the first half of 2008 was $419.1 million, an increase of 12% over 2007. The growth in total revenue occurred despite lower revenue from Capital Markets and Hotels, which decreased in the second quarter by $17.7 million, or 26%, and decreased for the first half of the year by $54.1 million, or 37%, compared with the prior year. Excluding Capital Markets and Hotels, revenue for both the second quarter and year to date increased by 44% over 2007. The current revenue contribution from 2007 and 2008 acquisitions was approximately $33 million and $57 million for the second quarter of 2008 and year to date, respectively.

Management Services revenue grew 68% to $59.0 million for the second quarter and 59% to $107 million for the first half of 2008. Transaction Services revenue excluding Capital Markets and Hotels increased 38% for the second quarter and 40% for the first half of 2008. While the firm experienced a lower volume of Capital Markets transactions compared with the prior year, demand and market share for other services increased. Leasing revenue, included in Transaction Services revenue, increased over the prior year for both the second quarter and year to date by 23% and 25%, respectively. Advisory Services revenue, which is also included in Transaction Services, increased 45% for second quarter and 42% year to date over the prior year.

Geographically, the slowdown in Capital Markets activity during the first half of 2008 significantly impacted the UK, Germany and France, while Capital Markets activity and revenue increased in Dubai, Russia and Holland, driving healthy year-to-date revenue growth over 2007 in these markets.

Operating expenses for the second quarter increased 29% to $233.8 million, and increased 23% to $423.8 million, for the first half of 2008 compared with 2007, primarily due to the impact of acquisitions. Of the ten acquisitions completed in EMEA since the beginning of 2007, seven were completed during or after the third quarter of 2007. Acquired businesses added approximately $33 million of incremental operating expenses, including integration and amortization, in the second quarter results, and approximately $56 million year to date. Acquisitions in the second quarter of 2008 included Kemper’s, a 150-person, market-leading retail specialist business in Germany, and the acquisition of the remaining 51% interest in a Finnish Leasing and Capital Markets business.

Asia Pacific
($ in millions)	Three Months	Three Months
	Ended	Ended			% Change
	June 30,	June 30,	Decrease in		in Local
	2008	2007	U.S. dollars		Currency

Revenue	$141.8	$211.2	$(69.4)	(33%)	(40%)
Operating expense	137.0	167.0	(30.0)	(18%)	(22%)
Operating income	$4.8	$44.2	$(39.4)	(89%)	(92%)

	Six Months	Six Months
	Ended	Ended	Increase		% Change
	June 30,	June 30,	(decrease) in		in Local
	2008	2007	U.S. dollars		Currency

Revenue	$259.2	$297.6	$(38.4)	(13%)	(22%)
Operating expense	262.3	256.3	6.0	2%	(5%)
Operating income	$(3.1)	$41.3	$(44.4)	n.m.	n.m.
 (n.m. – not meaningful)

Revenue for the Asia Pacific region was $141.8 million for the second quarter of 2008, compared with $211.2 million in 2007, and $259.2 million for the first half of 2008, compared with $297.6 million in 2007. Included in the firm’s second quarter 2007 results was a significant transaction advisory fee earned in the Asia Pacific Hotels business. Management Services revenue for the second quarter of 2008 was $61.4 million, an increase of 31%, and $119 million for the first half of 2008, an increase of 29% over the prior year. The current revenue contribution from 2007 and 2008 acquisitions was approximately $20 million and $32 million for the 2008 second quarter and year to date, respectively.

Capital Markets and Hotels revenue, excluding the 2007 advisory fee in Hotels, decreased in the second quarter of 2008 by $6.6 million or 30%, and decreased for the first half of 2008 by $11.3 million or 33%. Leasing activity momentum continued from the first quarter of 2008 and, as a result, Leasing revenue increased by 32% for the second quarter and 42% for the first half of 2008, compared with 2007.

The strongest contributors to the year-over-year revenue growth were the growth markets of China, Japan and India. Revenue for these markets increased 40% for both the second quarter and first half of the year over the prior year, as they benefited from both growing local economic markets and the acquisition in India at the beginning of the third quarter of 2007.  The core market of Australia had second-quarter revenue growth of 23% over the prior year, while Hong Kong grew by 18%.

Operating expenses for the region were $137.0 million for the second quarter of 2008 and $262.3 million for the first half of 2008. The operating expenses decreased year over year for the quarter as a result of incentive compensation recognized in 2007 related to the transaction advisory fee in the Hotels business. The impact of acquisitions completed since the beginning of 2007 is included in 2008 operating expenses, adding approximately $15 million to the second quarter and approximately $28 million to the first half of 2008. During the second quarter of 2008, the firm completed the acquisition of a market-leading agency business in the Philippines.

Investment Management

Investment Management
($ in millions)	Three Months	Three Months
	Ended	Ended	Increase		% Change
	June 30,	June 30,	(decrease) in		in Local
	2008	2007	U.S. dollars		Currency

Revenue	$91.8	$89.5	$2.3	3%	(1%)
Equity earnings	0.9	5.7	(4.8)	(84%)	(84%)
Total revenue	92.7	95.2	(2.5)	(3%)	(6%)
Operating expense	71.2	66.4	4.8	7%	(4%)
Operating income	$21.5	$28.8	$(7.3)	(25%)	(28%)

	Six Months	Six Months
	Ended	Ended	Increase		% Change
	June 30,	June 30,	(decrease) in		in Local
	2008	2007	U.S. dollars		Currency

Revenue	$181.3	$167.9	$13.4	8%	4%
Equity (loss) earnings	(1.2)	6.0	(7.2)	n.m.	n.m.
Total revenue	180.1	173.9	6.2	4%	0%
Operating expense	138.4	127.1	11.3	9%	6%
Operating income	$41.7	$46.8	$(5.1)	(11%)	(16%)
 (n.m. – not meaningful)

LaSalle Investment Management continues to benefit from the growth of its annuity-based business, which generated a year-over-year increase in Advisory fees of 34% for both the second quarter and first half of 2008. This growth in LaSalle Investment Management’s annuity business was principally due to an 18% increase in assets under management over the prior year, to $54.1 billion, together with Advisory fees generated from committed capital. Supporting this growth, the firm’s co-investment capital grew to $177 million at the end of the first quarter of 2008, a 36% increase over the prior year.

During the second quarter of 2008, Incentive fees were $13.0 million, compared with $29.8 million in 2007, reflecting varied timing in asset sales compared with a year ago. Incentive fees vary significantly from period to period due to both the performance of the underlying investments and the contractual timing of the measurement periods for different clients.

LaSalle Investment Management raised $1.0 billion of equity in the first half of 2008, compared with $2.8 billion for the first half of 2007. Investments made on behalf of clients in the first half of the year 2008 were $2.2 billion, compared with $3.4 billion in 2007.

Consolidated Cash Flows

Cash Flows Used For Operating Activities
During the first six months of 2008, cash used in operating activities was $173.2 million, a decrease of $193.5 million from the $20.3 million generated from operating activities in the first six months of 2007. The increase in cash used in the first six months of 2008 was primarily due to a decrease in net income and increase in net cash required for changes in working capital. The most significant change in working capital was a result of changes in accounts payable, accrued liabilities, and accrued compensation. In the first six months of 2008, $403.6 million was used relative to changes in accounts payable, accrued liabilities, and accrued compensation, an increase of $247.4 million over the $156.2 million used in the first six months of 2007, driven primarily by increased incentive compensation payments made in the first quarter of the year, as well as a decrease in year-to-date accrued compensation in 2008 compared with 2007 as a result of a year-over-year decrease in operating income.

Cash Flows Used For Investing Activities
We used $242.7 million of cash for investing activities in the first six months of 2008, a $134.0 million increase over the $108.7 million used in the first six months of 2007. This increase was primarily due to an increase of $101.6 million in cash used for acquisitions, a decrease of $24.1 million in distributions from our co-investments, and an increase of $5.4 million in capital expenditures. In the first six months of 2008 we used $168.2 million for acquisitions, consisting of $148.2 million for acquisitions and $20.0 million for a deferred payment made in the first quarter of 2008 as part of the 2006 Spaulding & Slye acquisition.

Cash Flows From Financing Activities
Financing activities provided $404.9 million of net cash in the first six months of 2008 compared with $75.3 million in the first six months of 2007, this increase was primarily due to increased borrowing and a decrease in cash used for share repurchases. In the first six months of 2008 net borrowings were $421.2 million, an increase of $320.7 million over net borrowing of $100.5 million in the first six months of 2007. Also contributing to this increase in cash provided by financing activities was a reduction in cash used for shares repurchased under our Board-approved share repurchase program, as no shares were purchased in the first six months of 2008 while $21.8 million was used for share repurchases in the first six months of 2007. These increases in cash flow were partially off-set by $5.2 million increase in dividends paid. In the second quarter of 2008 we paid dividends $17.3 million or $0.50 per share compared to the $12.1 million or $0.35 per share paid in the second quarter of 2007.

Liquidity and Capital Resources

Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities
On June 16, 2008, we obtained lender consent as required under our $575 million revolving credit facility for the acquisition of all the outstanding stock of Staubach Holdings, Inc. and amended the credit facility to adjust the pricing, modify certain covenants and increase the accordion feature to allow for an increase to as much as $1 billion between the revolving credit facility and a term loan.  Pricing on the facility now ranges from LIBOR plus 125 basis points to LIBOR plus 275 basis points.  As of June 30, 2008, our pricing on the $575 million revolving credit facility was LIBOR plus 200 basis points.  We also amended our $100 million short term revolving credit facility to adjust the pricing and modify certain covenants.  In July 2008, we terminated the $100 million short term facility and exercised the accordion feature on our revolving credit facility to increase the facility size to $675 million.  In addition, we entered into a $200 million term loan agreement (which is fully drawn), with terms and pricing similar to our existing revolving credit facility. Both the revolving credit facility and term loan mature in June 2012. The revolving credit facility will continue to be utilized for working capital needs (including payment of accrued bonus compensation during the first quarter of each year), co-investment activity, share repurchases and dividend payments, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the facility will fluctuate based on our level of borrowing needs. We also have capacity to borrow an additional $52.6 million under local overdraft facilities.

As of June 30, 2008, we had $441.5 million outstanding under the $575 million revolving credit facility. The average borrowing rate on this revolving credit agreement was 3.4% in the second quarter of 2008, as compared with an average borrowing rate of 5.6% in the second quarter of 2007. We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $23.3 million outstanding at June 30, 2008.

With respect to the revolving credit facility and term loan agreement, we must maintain a consolidated net worth of at least $729 million, a leverage ratio not exceeding 3.25 to 1, and a minimum cash interest coverage ratio of 2.0 to 1. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment and acquisition. We are in compliance with all covenants as of June 30, 2008.

Both the revolving credit facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2007 or the first six months of 2008, and none were outstanding as of June 30, 2008.

We believe that our credit facilities, together with our local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, co-investment activity, share repurchases and dividend payments, capital expenditures and acquisitions.

Co-investment Activity

As of June 30, 2008, we had total investments in and loans to real estate ventures of $176.0 million in approximately 40 separate property or fund co-investments. Within this $176.0 million are loans of $3.6 million to real estate ventures which bear an 8.0% interest rate and are to be repaid in 2009. In addition to our co-investments, we had equity investments of $1.4 million comprised of an investment in Sandalwood, a retail joint venture in Asia Pacific, and a 10% equity interest in Alkas, a Turkish based commercial real estate firm.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At June 30, 2008, our maximum potential unfunded commitment to LIC I was euro 23.3 million ($36.7 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At June 30, 2008, LIC II has unfunded capital commitments for future fundings of co-investments of $445.3 million, of which our 48.78% share is $217.2 million. The $217.2 million commitment is part of our maximum potential unfunded commitment to LIC II at June 30, 2008 of $413.0 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital. At June 30, 2008, no bridge financing arrangements were outstanding.

As of June 30, 2008, LIC I maintains a euro 10.0 million ($15.8 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $200.0 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. The capacity in the LIC II Facility contemplates potential bridge financing opportunities. Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 4.8 million ($7.5 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $97.6 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 23.3 million ($36.7 million) and to LIC II of $413.0 million. As of June 30, 2008, LIC I had euro 5.4 million ($8.5 million) of outstanding borrowings on the LIC I Facility, and LIC II had $23.2 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $9.2 million at June 30, 2008.

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

Share Repurchase and Dividend Programs

Since October 2002, our Board of Directors has approved five share repurchase programs. At June 30, 2008, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in the first six months of 2008. In 2007, we repurchased 1,015,800 shares at a cost of $95.8 million. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans.

The Company announced on April 29, 2008 that its Board of Directors has declared a semi-annual cash dividend of $0.50 per share of its Common Stock. We made a dividend payment on June 13, 2008 to holders of record at the close of business on May 15, 2008. Simultaneously, we paid a dividend-equivalent in the same amount on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan. The current dividend plan approved by the Board anticipates a total annual dividend for 2008 of $1.00 per common share, however there can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates, remains subject to final determination by the Company's Board of Directors.

Capital Expenditures and Business Acquisitions

Capital expenditures for the first six months of 2008 were $50.8 million, net, compared to $45.4 million for the same period in 2007. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space.

Cash used to facilitate business acquisitions in the first six months of 2008 was $168.2 million, an increase of $101.6 million from the same period in 2007. Terms for our acquisitions typically include cash paid at closing, with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. Nineteen of the acquisitions we have completed since January 1, 2006 have provided for potential earn-out payments subject to the achievement of certain performance conditions. For seventeen of those acquisitions, the maximum amount of the potential earn-out payments is $61.5 million. We expect those amounts will come due at various times over the next six years. For the other two of those acquisitions, the amounts of the earn-out payments are based on formulas tied to operations of the businesses which are not quantifiable at this time. See Note 5 of the notes to consolidated financial statements for additional discussion of the Company’s business acquisition activity in the first six months of 2008.

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our revolving multi-currency credit facility that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the revolving credit facility were $470.5 million during the three months ended June 30, 2008, and the effective interest rate on that facility was 3.4%. As of June 30, 2008, we had $441.5 million outstanding under the revolving credit facility. This facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2007 or the first six months of 2008, and we had no such agreements outstanding at June 30, 2008.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenues outside of the United States totaled 61% and 64% of our total revenues for the six months ended June 30, 2008 and 2007, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound (14% of revenues for the six months ended June 30, 2008) and the euro (19% of revenues for the six months ended June 30, 2008).

We mitigate our foreign currency exchange risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs. The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our translation exposure to British pounds.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At June 30, 2008, we had forward exchange contracts in effect with a gross notional value of $531.3 million ($473.1 million on a net basis) with a net fair value gain of $9.3 million. This net carrying gain is offset by a carrying loss in associated intercompany loans such that the net impact to earnings is not significant.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of June 30, 2008, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1. Legal Proceedings

See Note 11 of the notes to consolidated financial statements for discussion of the Company’s legal proceedings.

Item 1A.  Risk Factors

Information regarding risk factors appears in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007. Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Related to the Staubach Acquisition

Although we expect that the merger with Staubach will result in benefits to us, we may not realize those benefits because of integration and other challenges.

We may not successfully integrate the operations of Jones Lang LaSalle and Staubach in a timely or complete manner, and we may not realize the anticipated benefits or synergies of the merger. The anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a successful integration.  Our failure to meet the challenges involved in integrating our operations and Staubach successfully or otherwise to realize any of the anticipated benefits of the merger with Staubach could harm our business, results of operations and financial condition. Realizing the benefits of the merger with Staubach will depend in part on the integration of operations and personnel. The integration of companies is a complex and time-consuming process that could significantly disrupt the businesses of Jones Lang LaSalle and Staubach. The challenges involved in integration and realizing the benefits of an acquisition include:

•	difficulties in integrating cultures, compensation structures, operations, existing contracts, accounting processes and employees and realizing the anticipated synergies of the combined businesses;
•	diversion of financial and management resources from existing operations;
•
the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the consideration payable pursuant to the Merger Agreement  or other resources to another opportunity;

•	potential loss of employees, clients and strategic alliances from either our current business or the business of Staubach; and
•	assumption of unanticipated problems or latent liabilities.

Risks related to our common stock

Unregistered shareholders upon receiving registration may sell their shares of our common stock in amounts and at such times and prices as they may desire.

In conjunction with the completion of the acquisition of Staubach on July 11, 2008, we issued $100 million in shares of our common stock to Staubach shareholders. The exact number of shares of our common stock payable pursuant to the Merger Agreement cannot be calculated until the date before the registration statement required to be filed by the Company after the closing of the merger becomes effective.  Sales of a substantial number of these shares in the public market could cause the market price of our common stock to decline.

Item 2.  Share Repurchases

The Company made no share repurchases in the six months ending June 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 29, 2008, the following business was conducted:

A.	Shareholders elected eight directors as follows for a one year term expiring at the 2009 Annual Meeting of Shareholders:

	Votes For	Votes Withheld
Henri-Claude de Bettignies	26,860,180	191,840
Colin Dyer	26,739,494	312,527
Darryl Hartley-Leonard	26,071,875	980,146
Lauralee E. Martin	25,124,420	1,927,601
Alain Monié	26,860,630	191,390
Sheila A. Penrose	26,191,800	860,221
David B. Rickard	26,193,033	858,987
Thomas C. Theobald	26,687,549	364,471

B.	Shareholders ratified the appointment of KPMG LLP as the Company's independent registered public accounting firm for the year ending December 31, 2008 as follows:

Votes For:  25,791,481
Votes Against:  1,256,042
Votes Abstained:  4,496

C.	Shareholders approved an amendment to the company's stock award and incentive plan to increase the number of shares of common stock reserved for issuance under that plan by 3,000,000.

Votes For:  13,310,076
Votes Against:  10,185,966
Votes Abstained:  55,993

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

Roger T. Staubach Elected to the Board of Directors

As previously disclosed on a Current Report on Form 8-K dated July 23, 2008, the Company’s Board of Directors has elected Roger T. Staubach to serve as a member of the Board, effective July 21, 2008.  Mr. Staubach is the Executive Chairman of the firm’s Americas region, having assumed that role on July 11, 2008, when Jones Lang LaSalle completed the previously announced transaction to merge its operations with The Staubach Company.

Since Mr. Staubach is employed by Jones Lang LaSalle, he will be serving on the Board as a member of management and therefore will not qualify as an independent member of the Board or serve on any of its Committees.

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August, 2008.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin
_______________________________

By: Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and
Principal Financial Officer)

Item 6.	Exhibits

Exhibit
Number	Description

10.1
Agreement and Plan of Merger, dated June 16, 2008, by and  among Jones Lang LaSalle Incorporated, Jones Lang LaSalle Tenant Representation, Inc. and Staubach Holdings, Inc., Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2008 (File Number 001-13145)

10.2
First Amendment to Credit Agreement, dated as of June 16, 2008, Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2008 (File Number 001-13145)

10.3
First Amendment to Amended and Restated Multicurrency Credit Agreement, dated as of June 16, 2008, Incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2008 (File Number 001-13145)

10.4
Term Loan Agreement among Jones Lang LaSalle Finance B.V., a subsidiary of the Company, the Company and certain of its other subsidiaries, as guarantors, the banks party thereto, and Bank of Montreal, as Administrative Agent, Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2008 (File Number 001-13145)

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