Form 10-Q
period 2008-09-30
JONES LANG LASALLE INC
filed 2008-11-07
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on November 5, 2008 was 34,503,401.

Part I               Financial Information
Item 1.             Financial Statements
JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
($ in thousands, except share data)	September 30,
	2008	December 31,
Assets	(unaudited)	2007
Current assets:
Cash and cash equivalents	$63,563	78,580
Trade receivables, net of allowances of $25,199 and $13,300	685,639	834,865
Notes and other receivables	87,906	52,695
Prepaid expenses	37,734	26,148
Deferred tax assets	63,576	64,872
Other	10,819	13,816
Total current assets	949,237	1,070,976

Property and equipment, net of accumulated depreciation of $224,276 and $198,169	220,068	193,329
Goodwill, with indefinite useful lives	1,479,596	694,004
Identified intangibles, with finite useful lives, net of accumulated amortization of $35,702 and $68,537	72,737	41,670
Investments in real estate ventures	180,589	151,800
Long-term receivables, net	53,170	33,219
Deferred tax assets	38,289	58,584
Other, net	47,979	48,292
Total assets	$3,041,665	2,291,874

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$352,262	302,976
Accrued compensation	352,305	655,895
Short-term borrowings	18,668	14,385
Deferred tax liabilities	5,131	727
Deferred income	29,101	29,756
Deferred business acquisition obligations	43,332	45,363
Other	78,466	60,193
Total current liabilities	879,265	1,109,295

Noncurrent liabilities:
Credit facilities	543,209	29,205
Deferred tax liabilities	5,474	6,577
Deferred compensation	39,823	46,423
Pension liabilities	1,765	1,096
Deferred business acquisition obligations	370,269	36,679
Minority shareholder redemption liability	44,080	—
Other	64,198	43,794
Total liabilities	1,948,083	1,273,069

Commitments and contingencies	—	—
Minority interest	3,970	8,272
Shareholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 34,491,043 and 31,722,587 shares issued and outstanding	345	317
Additional paid-in capital	572,241	441,951
Retained earnings	510,911	484,840
Shares held in trust	(3,480)	(1,930)
Accumulated other comprehensive income	9,595	85,355
Total shareholders’ equity	1,089,612	1,010,533
Total liabilities and shareholders’ equity	$3,041,665	2,291,874

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Earnings
For the Three and Nine Months Ended September 30, 2008 and 2007
($ in thousands, except share data) (unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenue	$677,084	624,151	1,900,519	1,790,291
Operating expenses:
Compensation and benefits	449,186	412,920	1,259,233	1,174,842
Operating, administrative and other	154,767	132,828	487,508	375,082
Depreciation and amortization	29,194	13,893	63,908	38,828
Restructuring charges (credits)	10,461	—	10,273	(411)
Operating expenses	643,608	559,641	1,820,922	1,588,341

Operating income	33,476	64,510	79,597	201,950

Interest expense, net of interest income	12,496	4,378	17,232	10,046
Gain on sale of investments	—	—	—	6,129
Equity in earnings (losses) from real estate ventures	(693)	4,979	(1,938)	11,480

Income before provision for income taxes and minority interest	20,287	65,111	60,427	209,513

Provision for income taxes	5,112	17,384	15,228	55,940
Minority interest, net of tax	171	1,197	1,838	1,197

Net income	$15,004	46,530	43,361	152,376

Net income available to common shareholders (Note 9)	$15,004	46,530	42,358	151,704

Basic earnings per common share	$0.44	1.44	1.30	4.73

Basic weighted average shares outstanding	34,217,379	32,416,773	32,627,905	32,060,102

Diluted earnings per common share	$0.43	1.38	1.25	4.50

Diluted weighted average shares outstanding	35,035,602	33,610,782	33,965,981	33,701,963

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2008
($ in thousands, except share data) (unaudited)
						Accumulated
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive
	Shares	Amount	Capital	Earnings	Trust	Income	Total
Balance at December 31, 2007	31,722,587	$317	441,951	484,840	(1,930)	85,355	$1,010,533

Net income	—	—	—	43,361	—	—	43,361

Shares issued for Staubach acquisition	1,997,682	20	99,980	—	—	—	100,000

Shares issued under stock compensation programs (1)	770,774	8	(5,606)	—	—	—	(5,598)

Tax benefits of vestings and exercises	—	—	4,013	—	—	—	4,013

Amortization of stock compensation	—	—	31,903	—	—	—	31,903

Dividends declared	—	—	—	(17,290)	—	—	(17,290)

Shares held in trust	—	—	—	—	(1,550)	—	(1,550)

Foreign currency translation adjustments	—	—	—	—	—	(75,760)	(75,760)

Balance at September 30, 2008	34,491,043	$345	572,241	510,911	(3,480)	9,595	$1,089,612

(1) Includes shares repurchased for payment of employee taxes on stock awards.

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
($ in thousands) (unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$43,361	152,376
Reconciliation of net income to net cash operating activities:
Depreciation and amortization	63,908	38,828
Equity in losses (earnings) from real estate ventures	1,938	(11,480)
Gain on sale of investments	-	(6,129)
Operating distributions from real estate ventures	1,767	10,592
Provision for loss on receivables	16,013	8,012
Minority interest	1,838	1,197
Amortization of deferred compensation	39,558	31,068
Amortization of debt issuance costs	2,308	438
Change in:
Receivables	124,085	(41,443)
Prepaid expenses and other assets	(7,316)	(13,325)
Deferred tax assets, net	2,495	(798)
Excess tax benefits from share-based payment arrangements	(4,013)	(25,807)
Accounts payable, accrued compensation and other accrued liabilities	(399,064)	9,889
Net cash (used in) provided by operating activities	(113,122)	153,418

Cash flows from investing activities:
Net capital additions – property and equipment	(72,243)	(71,320)
Business acquisitions	(282,950)	(86,984)
Capital contributions and advances to real estate ventures	(36,634)	(26,841)
Distributions, repayments of advances and sale of investments	29	34,523
Net cash used in investing activities	(391,798)	(150,622)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	1,278,124	764,285
Repayments of borrowings under credit facilities	(759,838)	(695,329)
Debt issuance costs	(9,498)	(450)
Shares repurchased for payment of employee taxes on stock awards	(13,876)	(29,282)
Shares repurchased under share repurchase program	-	(66,160)
Excess tax benefits from share-based payment arrangements	4,013	25,807
Common stock issued under stock option plan and stock purchase programs	8,268	7,949
Payment of dividends	(17,290)	(12,056)
Net cash provided by (used in) financing activities	489,903	(5,236)

Net decrease in cash and cash equivalents	(15,017)	(2,440)
Cash and cash equivalents, January 1	78,580	50,612
Cash and cash equivalents, September 30	$63,563	48,172

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,290	11,548
Income taxes, net of refunds	71,243	39,624
Non-cash financing activities:
Deferred business acquisition obligations	331,559	12,996

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

(1) Interim Information

Our consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, our revenue and profits have tended to be higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant throughout the year. Our Investment Management segment earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains, generally when assets are sold, the timing of which is geared towards the benefit of our clients. Within our Investor and Occupier Services segments, the fluctuations in capital markets activities has had an increasing impact on comparability between reporting periods, as the timing of recognition of revenues relates to the size and timing of our clients’ transactions. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As a result, the results for the periods ended September 30, 2008 and 2007 are not indicative of the results to be obtained for the full fiscal year.

(2) New Accounting Standards

Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R. In November 2007, the FASB deferred the implementation of SFAS 157 for non-financial assets and liabilities for one year. Management has not yet determined what impact the application of SFAS 157 for non-financial assets and liabilities will have on our consolidated financial statements. On January 1, 2008 the Company adopted SFAS 157 with respect to its financial assets and liabilities that are measured at fair value. The adoption of these provisions did not have a material impact on our consolidated financial statements.

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

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determined the fair value of these contracts based on widely accepted valuation techniques. The inputs for these valuation techniques are Level 2 inputs in the hierarchy of SFAS 157. At September 30, 2008, we had forward exchange contracts in effect with a gross notional value of $517.6 million and a net fair value loss of $2.7 million, recorded as a current asset of $3.6 million and a current liability of $6.3 million. This net carrying loss is offset by a carrying gain in associated intercompany loans such that the net impact to earnings is not significant. At September 30, 2008, the Company has no recurring fair value measurements for financial assets and liabilities that are based on unobservable inputs or Level 3 inputs.

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

Construction management fees, which are gross construction services revenues net of subcontract costs, were $6.1 million and $2.3 million for the three months ended September 30, 2008 and 2007, respectively and $12.7 million and $7.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Gross construction services revenues totaled $78.7 million and $44.2 million for the three months ended September 30, 2008 and 2007, respectively, and $192.2 million and $128.6 million for the nine months ended September 30, 2008 and 2007, respectively.

Subcontract costs totaled $72.6 million and $41.9 million for the three months ended September 30, 2008 and 2007, respectively, and $179.5 million and $121.4 million for the nine months ended September 30, 2008 and 2007, respectively.

We include costs in excess of billings on uncompleted construction contracts of $21.0 million and $4.8 million in “Trade receivables,” and billings in excess of costs on uncompleted construction contracts of $5.7 million and $12.9 million in “Deferred income,” respectively, in our September 30, 2008 and December 31, 2007 consolidated balance sheets.

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

Most of our service contracts use the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. These costs aggregated approximately $286.9 million and $224.6 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $860.3 million and $697.6 million for the nine months ended September 30, 2008 and 2007, respectively. This treatment has no impact on operating income, net income or cash flows.

(4) Business Segments

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe, Middle East and Africa (“EMEA”) and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "transaction services") and property management, facilities management, project and development management, energy management and sustainability and construction management services (collectively "management services"). Each geographic region offers our full range of IOS capabilities.

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

The following table summarizes unaudited financial information by business segment for the three and nine months ended September 30, 2008 and 2007 ($ in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
Investor and Occupier Services	2008	2007	2008	2007

Americas
Revenue:
Transaction services	$134,176	93,242	301,599	251,001
Management services	110,802	87,436	294,495	244,388
Equity earnings	—	1,262	41	1,682
Other services	9,094	6,026	21,674	18,161
	254,072	187,966	617,809	515,232
Operating expenses:
Compensation, operating and administrative services	220,379	161,285	558,773	450,959
Depreciation and amortization	16,820	6,501	31,363	18,507
Operating income	$16,873	20,180	27,673	45,766

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
Investor and Occupier Services	2008	2007	2008	2007

EMEA
Revenue:
Transaction services	$147,436	184,061	454,307	484,102
Management services	53,655	37,836	160,859	105,100
Equity earnings (losses)	(3)	174	99	(21)
Other services	7,473	2,774	12,458	9,542
	208,561	224,845	627,723	598,723
Operating expenses:
Compensation, operating and administrative services	194,693	205,892	605,652	541,448
Depreciation and amortization	7,978	4,704	20,864	13,151
Operating income	$5,890	14,249	1,207	44,124

Asia Pacific
Revenue:
Transaction services	$70,384	74,008	207,014	275,916
Management services	61,568	58,054	180,087	150,130
Equity earnings (losses)	(556)	253	(705)	485
Other services	1,159	1,702	5,337	5,112
	132,555	134,017	391,733	431,643
Operating expenses:
Compensation, operating and administrative services	128,978	124,764	384,938	377,480
Depreciation and amortization	3,634	2,368	9,962	5,998
Operating income (loss)	$(57)	6,885	(3,167)	48,165

Investment Management
Revenue:
Transaction and other services	$4,047	9,336	14,485	17,267
Advisory fees	70,963	63,643	215,647	171,856
Incentive fees	6,326	6,033	32,557	57,716
Equity earnings (losses)	(134)	3,290	(1,373)	9,334
	81,202	82,302	261,316	256,173
Operating expenses:
Compensation, operating and administrative services	59,903	53,808	197,378	180,038
Depreciation and amortization	762	319	1,719	1,171
Operating income	$20,537	28,175	62,219	74,964

Segment Reconciling Items:
Total segment revenue	$676,391	629,130	1,898,581	1,801,771
Reclassification of equity earnings (losses)	(693)	4,979	(1,938)	11,480
Total revenue	677,084	624,151	1,900,519	1,790,291

Total segment operating expenses	633,147	559,641	1,810,649	1,588,752
Restructuring charges (credits)	10,461	—	10,273	(411)

Operating income	$33,476	64,510	79,597	201,950

(5) Business Combinations, Goodwill and Other Intangible Assets

Staubach Acquisition

On July 11, 2008, we purchased all of the outstanding shares of Staubach Holdings Inc. (“Staubach”), a leading real estate services firm specializing in tenant representation in the United States. Staubach’s extensive tenant representation capability and deep presence in key markets in the United States will reinforce our integrated global platform and Corporate Solutions business.

At closing, we paid $123 million in cash, as adjusted for Staubach's net liabilities, and $100 million in shares of our common stock. The Company issued 1,997,682 shares of its common stock, which represented approximately 6% of the Company’s outstanding shares. As required by the Merger Agreement, we determined the number of shares based on $100 million divided by the Adjusted Trading Price of $50.06, the average closing price of our common stock for the five consecutive trading days ending August 14, 2008.

The Merger Agreement also provides for the following deferred payments payable in cash: (i) $78 million in August 2010 (or in August 2011 if certain revenue targets are not met); (ii) $156 million in August 2011 (or in August 2012 if certain revenue targets are not met); and (iii) $156 million in August 2013.  We discounted the deferred payments to a present value of $316 million as of July 11, 2008, based on a 6% annual discount rate and recorded this liability as a long-term deferred business acquisition obligation.

Staubach shareholders also are entitled to receive an earn-out payment of up to $114 million, payable on a sliding scale, if certain thresholds are met with respect to the performance of the Americas tenant representation business for the earn-out periods ended December 31, 2010, 2011 and 2012. This earn-out payment will be accounted for as purchase consideration if these performance thresholds are met.

The initial allocation of purchase consideration consisting of cash paid at closing, issuance of shares of common stock, the provision for deferred business acquisition obligations and assumption of Staubach’s net liabilities resulted in $571 million of goodwill and $37 million of identifiable intangibles.  The Company is still evaluating the assets and liabilities acquired in the Staubach acquisition, and anticipates completing the allocation of purchase consideration in the fourth quarter of 2008.

Unaudited Pro Forma Condensed Combined Financial Information

We have included Staubach’s results of operations with those of the Company since July 11, 2008. Pro forma consolidated results of operations, assuming the acquisition of Staubach occurred on January 1, 2007 and January 1, 2008 for the respective years presented are as follows ($ in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenue	$686,750	699,122	2,138,492	2,050,914
Operating expenses	651,907	631,504	2,023, 690	1,822,342
Operating income	$34,843	67,618	114,802	228,572

Net income available to common shareholders	$15,330	44,254	53,332	154,088

Basic earnings per common share	0.45	1.29	1.57	4.52
Basic weighted average shares outstanding	34,434,518	34,414,455	34,027,741	34,057,784

Diluted earnings per common share	0.43	1.24	1.51	4.32
Diluted weighted average shares outstanding	35,252,741	35,608,464	35,365,817	35,699,645

Pro forma operating expense adjustments consist of adjustments to intangible amortization to reverse amortization recorded by Staubach and to record intangible amortization based on the Company’s current estimate of identifiable intangibles and their associated useful lives.

Pro forma net income also includes interest expense adjustments based on the Company’s estimate of interest that would have been incurred on deferred payments due to Staubach and due to an increase in borrowing under the Company’s credit facility for cash paid at closing and various other acquisition related items.

The Company applied an estimated 39% tax rate to the pro forma adjustments. Pro forma weighted average shares include an adjustment to show the impact of the 1,997,682 shares issued as if they had been outstanding as of the beginning of all periods presented.

Additional 2008 Business Combinations

In the first nine months of 2008 we completed fourteen acquisitions in addition to Staubach, consisting of the following:

1.	The Standard Group LLC, a Chicago-based retail transaction management firm;

2.	Creevy LLH Ltd, a Scotland-based firm that provides investment, leasing and valuation services for leisure and hotels properties;

3.	Brune Consulting Management GmbH, a Germany-based retail management firm;

4.	Creer & Berkeley Pty Ltd., an Australian property sales, leasing, management, valuation and consultancy firm;

5.	Shore Industrial, an Australian commercial real estate agency in Sydney's northern suburbs;

6.	Sallmanns Holdings Ltd, a valuation business based in Hong Kong;

7.	The remaining 60% of a commercial real estate firm formed by the Company and Ray L. Davis, based in Australia;

8.	Kemper’s Holding GmbH, a Germany-based retail specialist, making us the largest property advisory business in Germany and providing us with new offices in Leipzig, Cologne and Hannover;

9.	Leechiu & Associates, an agency business in the Philippines;

10.	The remaining 51% interest in a Finnish real estate services firm which previously operated under the name GVA. We acquired the initial 49% in 2007;

11.	ECD Energy and Environment Canada, the leading environmental consulting firm in Canada and the developer of Green Globes, a technology platform for evaluating and rating building sustainability;

12.	Churston Heard, a leading retail consultancy in the UK that offers a full range of retail services;

13.	HIA, a Brazilian hotel services company; and

14.	Alkas, a Turkish based commercial real estate firm.

Terms for these transactions included (i) net cash paid at closing and capitalized costs totaling approximately $177.4 million, (ii) consideration subject only to the passage of time recorded in “Deferred business acquisition obligations” on our balance sheet at a current fair value of $31.0 million, and (iii) additional consideration subject to earn-out provisions that will be paid only if the related conditions are achieved. In addition we paid $20.0 million in the first quarter to satisfy a deferred business acquisition obligation from the 2006 Spaulding & Slye acquisition.

In the third quarter of 2008, the Company received regulatory approval to legally merge its India operations with those of the Trammell Crow Meghraj (“TCM”) entity in which it acquired 44.8% interest in July 2007. As a result of the legal merger, the TCM shareholders exchanged their 55.2% ownership interest in TCM for 28.1% of the combined Indian subsidiary.  The Company is required to repurchase this 28.1% of its Indian subsidiary, held by the former TCM shareholders, on fixed dates in 2010 and 2012. The Company recorded $44.1 million as a minority shareholder redemption liability, which represents the current fair value of this 28.1% exchanged in the acquisition of the remaining TCM shares and a reclassification of the TCM shareholders’ minority interest. As part of this acquisition, the Company recorded additional goodwill of $35.4 million and additional identifiable intangibles of $2.3 million. The minority shareholder redemption liability will ultimately be relieved through the repurchases of the 28.1% owned by minority shareholders in 2010 and 2012.

In the third quarter of 2008, the Company finalized the total purchase price relative to its fourth quarter 2006 acquisition of areaAZero, an occupier fit-out business in Spain, and its fourth quarter 2007 acquisition of Corporate Realty Advisors, a North Carolina corporate advisory and tenant representation firm, through the amendment of purchase agreement earn-out terms from each of those transactions. The amendments of these earn-out terms resulted in the reclassification of $8.6 million from other assets to goodwill, and an addition of $3.2 million to goodwill and deferred business acquisition obligations.

Earn-out payments

At September 30, 2008 we had the potential to make earn-out payments on 20 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments of 19 of these acquisitions was $192 million at September 30, 2008. We expect these amounts will come due at various times over the next six years. The TCM acquisition earn-out payments are based on formulas and independent valuations that are not quantifiable at this time.

Goodwill and Other Intangible Assets

We have $1,552.3 million of unamortized intangibles and goodwill as of September 30, 2008 that are subject to the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $1,552.3 million of unamortized intangibles and goodwill, $1,479.6 million represents goodwill with indefinite useful lives, which is not amortized. The remaining $72.7 million of identifiable intangibles that are amortized over their remaining finite useful lives.

The following table sets forth, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount
Balance as of January 1, 2008	$357,606	192,238	122,356	21,804	694,004
Additions	580,359	174,976	63,149	—	818,484
Impact of exchange rate movements	—	(25,203)	(5,861)	(1,828)	(32,892)
Balance as of September 30, 2008	$937,965	342,011	179,644	19,976	1,479,596

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount
Balance as of January 1, 2008	$85,986	10,508	7,701	6,012	110,207
Additions	37,279	6,679	7,158	—	51,116
Adjustment for fully amortized intangibles	(41,173)	(804)	(3,470)	(5,908)	(51,355)
Impact of exchange rate movements	—	(1,259)	(275)	5	(1,529)
Balance as of September 30, 2008	$82,092	15,124	11,114	109	108,439

Accumulated Amortization
Balance as of January 1, 2008	$(53,367)	(4,792)	(4,459)	(5,919)	(68,537)
Amortization expense	(12,757)	(5,237)	(1,811)	(41)	(19,846)
Adjustment for fully amortized intangibles	41,173	804	3,470	5,908	51,355
Impact of exchange rate movements	—	1,246	78	2	1,326
Balance as of September 30, 2008	(24,951)	(7,979)	(2,722)	(50)	(35,702)

Net book value as of September 30, 2008	$57,141	7,145	8,392	59	72,737

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2008	$11.5
2009	25.2
2010	9.5
2011	7.2
2012	6.1
Thereafter	13.2
Total	$72.7

(6) Investments in Real Estate Ventures

As of September 30, 2008, we had total investments in and loans to real estate ventures of $180.6 million in approximately 40 separate property or fund co-investments. Within this $180.6 million are loans of $3.3 million to real estate ventures which bear an 8.0% interest rate and are to be repaid in 2009.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At September 30, 2008, our maximum potential unfunded commitment to LIC I was euro 19.6 million ($27.6 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At September 30, 2008, LIC II has unfunded capital commitments for future fundings of co-investments of $442.8 million, of which our 48.78% share is $216.0 million. The $216.0 million commitment is part of our maximum potential unfunded commitment to LIC II at September 30, 2008 of $404.8 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital. At September 30, 2008, no bridge financing arrangements were outstanding.

As of September 30, 2008, LIC I maintains a euro 10.0 million ($14.1 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $50.0 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 4.8 million ($6.7 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $24.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 19.6 million ($27.6 million) and to LIC II of $404.8. million. As of September 30, 2008, LIC I had euro 3.7 million ($5.2 million) of outstanding borrowings on the LIC I Facility, and LIC II had $18.2 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.9 million at September 30, 2008.

We apply the provisions of APB 18, SAB 59, and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We recorded impairment charges of $0.9 million in the first nine months of 2008 and no impairment charges in the first nine months of 2007.

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

Restricted stock unit activity for the three months ended September 30, 2008 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Shares	Grant Date	Remaining	Intrinsic Value
	(thousands)	Fair Value	Contractual Life	($ in millions)

Unvested at June 30, 2008	2,724.0	$65.54
Granted	25.5	56.84
Vested	(712.5)	52.76
Forfeited	(18.6)	70.70
Unvested at September 30, 2008	2,018.4	$69.90	2.08 years	$87.8

Restricted stock unit activity for the nine months ended September 30, 2008 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Shares	Grant Date	Remaining	Intrinsic Value
	(thousands)	Fair Value	Contractual Life	($ in millions)

Unvested at January 1, 2008	1,778.5	$61.55
Granted	1,079.4	71.09
Vested	(786.0)	52.72
Forfeited	(53.5)	68.86
Unvested at September 30, 2008	2,018.4	$69.90	2.08 years	$87.8
Unvested shares expected to vest	1,950.9	$70.09	2.09 years	$84.8

As of September 30, 2008, there was $74.0 million of remaining unamortized deferred compensation related to unvested restricted stock units. We expect the cost to be recognized over the remaining weighted average contractual life of the awards.

Approximately 786,000 restricted stock unit awards vested during the first nine months of 2008, having an aggregate fair value of $41.4 million and an intrinsic value of $34.2 million. For the same period in 2007, approximately 880,000 restricted stock unit awards vested, having an aggregate fair value of $99.1 million and an intrinsic value of $67 million. As a result of these vesting events, we recognized tax benefits of $2.3 million and $22.6 million for the nine months ending September 30, 2008 and 2007, respectively.

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

Stock option activity for the three months ended September 30, 2008 is as follows:

			Weighted Average	Aggregate
	Options	Weighted Average	Remaining	Intrinsic Value
	(thousands)	Exercise Price	Contractual Life	($ in millions)

Outstanding at June 30, 2008	124.0	$20.38
Exercised	(6.0)	21.87
Forfeited	(0.0)	0.00
Outstanding at September 30, 2008	118.0	$20.30	2.05 years	$2.7

Stock option activity for the nine months ended September 30, 2008 is as follows:

			Weighted Average	Aggregate
	Options	Weighted Average	Remaining	Intrinsic Value
	(thousands)	Exercise Price	Contractual Life	($ in millions)

Outstanding at January 1, 2008	183.0	$19.18
Exercised	(64.0)	16.80
Forfeited	(1.0)	39.00
Outstanding at September 30, 2008	118.0	$20.30	2.05 years	$2.7
Exercisable at September 30, 2008	118.0	$20.30	2.05 years	$2.7

As of September 30, 2008, we have approximately 118,000 options outstanding, all of which have vested. We recognized less than $0.01 million in compensation expense related to the unvested options for the first nine months of 2008.

The following table summarizes information about exercises of options occurring during the three and nine months ended September 30, 2008 and 2007 ($ in millions):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Number of options exercised	6,083	17,723	64,049	113,920

Intrinsic value	$0.1	1.4	1.7	9.8
Cash received from options exercised	0.2	0.8	2.2	4.9
Tax benefit realized from options exercised	0.0	0.6	1.3	3.5

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan - In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S.-based employees. Under the current plan, we enhance employee contributions for stock purchases through an additional contribution of a 5% discount on the purchase price as of the end of a program period; program periods are now three months each. Employee contributions and our contributions vest immediately. Since its inception, 1,480,240 shares have been purchased under the program through September 30, 2008. In the first nine months of 2008, 95,758 shares having a weighted average grant date market value of $58.47 were purchased under the program. We do not record any compensation expense with respect to this program.

UK SAYE - In 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK based operations. In November 2006, we extended the SAYE plan to employees in our Ireland operations. Under this plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. The options to purchase stock with such savings vest over a period of three or five years. In the first quarter of 2008, the Company issued approximately 85,000 options at an exercise price of $60.66 under the SAYE plan. The fair values of the options are being amortized over their respective vesting periods. At September 30, 2008, there were approximately 171,000 options outstanding under the SAYE plan.

(8) Retirement Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost consisted of the following for the three and nine months ended September 30, 2008 and 2007 ($ in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Employer service cost - benefits earned during the year	$960	1,025	2,950	3,025
Interest cost on projected benefit obligation	2,905	2,665	8,972	7,869
Expected return on plan assets	(3,349)	(3,187)	(10,343)	(9,411)
Net amortization/deferrals	52	501	162	1,482
Recognized actual loss	38	19	121	56
Net periodic pension cost	$606	1,023	1,862	3,021

For the nine months ended September 30, 2008, we have made $4.2 million in payments to our defined benefit pension plans. We expect to contribute a total of $7.7 million to our defined benefit pension plans in 2008. We made $7.9 million of contributions to these plans in the twelve months ended December 31, 2007.

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

The following table details the calculations of basic and diluted earnings per common share for the three and nine months ended September 30, 2008 and 2007 ($ in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net income	$15,004	46,530	43,361	152,376
Dividends on unvested common stock, net of tax benefit	—	—	1,003	672
Net income available to common shareholders	$15,004	46,530	42,358	151,704

Basic weighted average shares outstanding	34,217,379	32,416,773	32,627,905	32,060,102
Basic income per common share before dividends on unvested common stock	$0.44	1.44	1.33	4.75
Dividends on unvested common stock, net of tax benefit	—	—	(0.03)	(0.02)
Basic earnings per common share	$0.44	1.44	1.30	4.73

Diluted weighted average shares outstanding	35,035,602	33,610,782	33,965,981	33,701,963
Diluted income per common share before dividends on unvested common stock	$0.43	1.38	1.28	4.52
Dividends on unvested common stock, net of tax benefit	—	—	(0.03)	(0.02)
Diluted earnings per common share	$0.43	1.38	1.25	4.50

(10) Comprehensive Income

For the three and nine months ended September 30, 2008 and 2007, comprehensive income (loss) was as follows ($ in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net income	$15,004	46,530	43,361	152,376
Other comprehensive income:
Foreign currency translation adjustments	(127,305)	33,331	(75,760)	53,509
Reclassification adjustment for gain on sale of available-for-sale securities realized in net income	—	—	—	(2,256)

Comprehensive (loss) income	$(112,301)	79,861	(32,399)	203,629

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

(12) Credit Facilities

As of September 30, 2008, we had $543.2 million of borrowings outstanding under our unsecured credit facilities and term loan agreement. In July 2008, we exercised the accordion feature on our unsecured revolving credit facility to increase the facility from $575 million to $675 million. In addition, we terminated our $100 million short term facility and entered into a $200 million term loan agreement (which is fully drawn), with terms and pricing similar to our existing revolving credit facility, increasing our total borrowing capacity to $875 million. As of September 30, 2008, borrowings on these facilities were made at either LIBOR plus 200 basis points or alternatively for the revolving credit facility Bank of Montreal’s prime commercial rate plus 5 basis points and for the term loan agreement Bank of Montreal’s prime commercial rate plus 50 basis points. Both credit facilities have a maturity of June 2012.

(13) Restructuring

In the third quarter of 2008, we recognized $10.5 million of restructuring charges, consisting of acquisition integration and staff reduction costs. Included in this total are $8.1 million of employee termination costs and $2.4 million of integration-related costs for events specifically associated with the acquisitions of Kemper’s and Staubach. The employee termination costs were incurred as a result of staff reductions, principally in Europe, in response to the credit markets’ impact on transaction levels. Employee termination costs of $3.1 million were paid in the third quarter. Integration-related costs included certain office moving costs, employee retention payments, training, re-branding and other transition events.

(14) Subsequent Events

On October 28, 2008, the Company announced that its Board of Directors has declared a semi-annual cash dividend of $0.25 per share of its Common Stock. The dividend payment will be made on December 15, 2008 to holders of record at the close of business on November 14, 2008.  A dividend-equivalent in the same amount also will be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and nine months ended September 30, 2008, included herein, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, which have been filed with the SEC as part of our 2007 Annual Report on Form 10-K and are also available on our website (www.joneslanglasalle.com).

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

The table below sets forth the amortization expense related to the stock ownership program for the three and nine months ended September 30, 2008 and 2007 ($ in millions):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Current compensation expense amortization for prior year programs	$2.5	4.0	17.1	17.9
Current deferral net of related amortization	(3.0)	(4.4)	(12.9)	(19.5)

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the programs related to 2008 and 2007 are $4.3 million and $0.3 million, respectively, at September 30, 2008.

The table below sets out certain information related to the cost of this program for the three and nine months ended September 30, 2008 and 2007 ($ in millions):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Expense to Company	$4.6	4.1	14.0	11.8
Employee contributions	1.2	1.0	3.5	2.8
Adjustment to prior year reserve	(0.2)	—	(2.0)	(1.5)
Total program cost	$5.6	5.1	15.5	13.1

•    Workers’ Compensation Insurance – Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income through the three months ended September 30, 2008 and 2007 were $0.9 million and $3.4 million, respectively. The credits taken to income through the nine months ended September 30, 2008 and 2007 were $2.6 million and $4.9 million, respectively.

The reserves, which can relate to multiple years, were $11.6 million and $9.8 million, as of September 30, 2008 and December 31, 2007, respectively.

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

The reserves estimated and accrued in accordance with SFAS 5, which relate to multiple years, were $6.9 million and $7.1 million, net of receivables from third party insurers, as of September 30, 2008 and December 31, 2007, respectively.

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

Based on our forecasted results for the full year, we have estimated an effective tax rate of 25.2% for 2008. We believe that this is an achievable rate due to the mix of our income and the impact of tax planning activities. For the three and nine months ended September 30, 2008, we used an effective tax rate of 25.2%; we ultimately achieved an effective tax rate of 25.2% for the year ended December 31, 2007.

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

Within our Investor and Occupier Services segments, the fluctuations in capital markets activities has had an increasing impact on comparability between reporting periods, as the timing of recognition of revenues relates to the size and timing of our clients’ transactions. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended September 30, 2008 and 2007 are not indicative of the results to be obtained for the full fiscal year.

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

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

In order to provide more meaningful year-to-year comparisons of the reported results, we have included in the table below the U.S. dollar and local currency movements in the consolidated statements of earnings ($ in millions).

	Three Months	Three Months
	Ended	Ended			% Change
	September 30,	September 30,	Increase (Decrease)		in Local
	2008	2007	in U.S. Dollars		Currency

Revenue	$677.1	$624.1	$53.0	8%	7%

Compensation and benefits	449.2	412.9	36.3	9%	7%
Operating, administrative and other	154.8	132.8	22.0	17%	15%
Depreciation and amortization	29.2	13.9	15.3	n.m.	n.m.
Restructuring charges	10.4	-	10.4	n.m.	n.m.
Total operating expenses	643.6	559.6	84.0	15%	13%

Operating income	$33.5	$64.5	$(31.0)	(48%)	(50%)
(n.m. – not meaningful)

	Nine Months	Nine Months
	Ended	Ended			% Change
	September 30,	September 30,	Increase (Decrease)		in Local
	2008	2007	in U.S. Dollars		Currency

Revenue	$1,900.5	$1,790.3	110.2	6%	1%

Compensation and benefits	1,259.2	1,174.8	84.4	7%	4%
Operating, administrative and other	487.5	375.1	112.4	30%	25%
Depreciation and amortization	63.9	38.8	25.1	65%	60%
Restructuring charges (credits)	10.3	(0.4)	10.7	n.m.	n.m.
Total operating expenses	1,820.9	1,588.3	232.6	15%	11%

Operating income	$79.6	$202.0	$(122.4)	(61%)	(65%)
(n.m. – not meaningful)

Revenue for the third quarter of 2008 was $677 million, an increase of 8% in U.S. dollars and 7% in local currencies from the prior year, despite significant revenue decreases in Capital Markets and Hotels for the period. Transaction Services revenue growth was driven by Leasing, which increased 45% to $192 million. The strong growth in Leasing resulted from the purchase of Staubach Holdings, Inc. (“Staubach”) in the third quarter, as well as organic growth; all regions reported Leasing revenue growth compared with a year ago. Excluding Capital Markets and Hotels, Transaction Services revenue increased by 28% over 2007, to $276 million, for the third quarter. Management Services revenue increased 23% to $226 million for the third quarter, with all operating regions achieving revenue growth. LaSalle Investment Management’s Advisory fees increased 12% over the prior year to $71 million while Incentive fees increased 5% to $6 million.

For the first nine months of 2008, revenue increased to $1.9 billion, 6% over the prior year, despite a year-over-year revenue decrease in Capital Markets and Hotels of $154 million and the additional effect of a significant transaction advisory fee earned in the Asia Pacific Hotels business. Factors driving year-to-date performance were similar to those experienced in the third quarter of this year. The current revenue contribution from acquisitions completed in the last 12 months was $85 million and $155 million for the 2008 third quarter and year to date, respectively. Strong performance in the Americas region and LaSalle Investment Management, together with the revenue from our recent Staubach and Kemper’s acquisitions, combined to mitigate the effects of the ongoing crisis in worldwide capital markets.

Operating expenses increased 15% for the quarter and year to date, to $644 million and $1.8 billion, respectively. Operating costs in the first nine months increased across all segments, principally due to costs of acquisitions closed in the last 12 months. Specifically, Kemper’s and Staubach, which closed in quarters two and three, respectively, added to the firm’s cost structure. Year-to-date 2008 operating expenses, including integration and intangible amortization, from the 16 acquisitions completed in the last 12 months were $96 million for the third quarter and $162 million year to date, which were not reflected in the firm’s 2007 results.

Restructuring charges of $10 million for the quarter ended September 30, 2008, include $8 million of severance across the business, but principally in EMEA, to align the size of the firm’s platform to current and expected market conditions, and $2 million of integration costs incurred in connection with the Kemper’s and Staubach acquisitions.  These costs are excluded from segment operating results, however, are included for consolidated reporting.

Net interest expense was $12.5 million for the third quarter and $17.2 million year to date. Increases in interest expense in 2008 were due to higher borrowing, and an interest charge of $1.2 million for one-time costs due to bank fees related to the Staubach acquisition, and $4 million of non-cash interest expense related to Staubach deferred business acquisition obligations. The Company’s co-investment equity in earnings decreased in the third quarter of 2008 to a loss of $0.7 million from income of $5.0 million in the prior year, and was a loss of $1.9 million compared to income of $11.5 million for the first nine months of 2008 and 2007, respectively.

The tax provision for the third quarter and first nine months of 2008 was $5.1 million and $15.2 million, respectively, reflecting a 25.2% effective tax rate, compared with an effective tax rate of 26.7% for the third quarter and first nine months of 2007.  The 25.2% effective tax rate is consistent with our full year 2007 effective tax rate and reflects our expected full year 2008 effective tax rate.

Net income was $15.0 million or $0.43 per diluted share for the third quarter of 2008, compared with net income of $46.5 million or $1.38 per diluted share for the third quarter of 2007. For the first nine months of 2008, net income was $42.4 million or $1.25 per diluted share, compared with net income of $151.7 million or $4.50 per diluted share for the first nine months of 2007. Included in the year-to-date 2007 results was the effect of the significant second-quarter 2007 Asia Pacific Hotels advisory fee.

While we have seen growth in total revenue for the first nine months of 2008, our Capital Markets and Hotels businesses have been significantly impacted by the global credit crisis. Although we believe we have continued to gain market share in many of the markets in which we compete, the additional transaction volumes from an increase in market share have not fully offset the overall declines in these markets in 2007 and so far in 2008. We now expect this situation to continue for some time into 2009 before it begins to improve, although it is inherently difficult to make accurate predictions in this regard particularly because macro movements of the financial markets, the real estate markets and the stock, bond and derivatives markets, all of which can affect our business significantly, are beyond our control. We believe we will have business opportunities that arise out of assisting clients with transactional services and strategic consulting related to distressed assets and the other disruptions that have occurred within the global real estate markets, but there can be no assurance as to the timing of these engagements or that their volume will be sufficient to make up for the generally reduced transaction volumes within the overall marketplace. If the current economic conditions continue for an extended period or significantly worsen, they could have a material adverse effect on our business, results of operations and/or financial condition.

Segment Operating Results

We manage and report our operations as four business segments:

(i)	Investment Management, which offers money management services on a global basis, and

The three geographic regions of Investor and Occupier Services ("IOS"):

(ii)	Americas,
(iii)	Europe, Middle East and Africa (“EMEA”) and
(iv)	Asia Pacific.

The Investment Management segment provides money management services to institutional investors and high-net-worth individuals. The IOS business consists primarily of tenant representation and agency leasing, capital markets, real estate investment banking and valuation services (collectively "transaction services") and property management, facilities management, project and development management and construction management services (collectively "management services"). Each geographic region offers our full range of IOS capabilities.

We have not allocated “Restructuring charges (credits)” to the business segments for segment reporting purposes; therefore, these costs are not included in the discussions below. Also, for segment reporting we report “Equity in earnings (losses) from real estate ventures” within our revenue line, especially since it is a very integral part of our Investment Management segment.

Investor and Occupier Services

Americas
($ in millions)
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007	Increase (Decrease)
Revenue	$254.1	$188.0	$66.1	35%
Operating expense	237.2	167.8	69.4	41%
Operating income	$16.9	$20.2	$(3.3)	(16%)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007	Increase (Decrease)
Revenue	$617.8	$515.2	$102.6	20%
Operating expense	590.1	469.5	120.6	26%
Operating income	$27.7	$45.7	$(18.0)	(39%)

In the Americas region, revenue for the third quarter of 2008 was $254 million, an increase of 35% over the same period last year. For the first nine months of 2008, revenue was $618 million, an increase of 20%. Excluding the impact of lower revenue from Capital Markets and Hotels, which decreased from 2007 by $8 million or 28% for the quarter, and by $31 million or 42% year to date, as well as the Staubach acquisition, Americas third-quarter and year-to-date revenues were $187 million and $528 million, representing increases of 17% and 20% over the prior year, respectively.

Management Services revenue increased 27% over the prior year third quarter to $111 million, and 21% year to date to $294 million. Transaction Services revenue increased 44% for the quarter to $134 million, and 20% year to date to $302 million. Transaction Services revenue excluding Capital Markets and Hotels increased 75% in the third quarter, primarily from the impact of Staubach, and for the first nine months of 2008 grew 46% primarily as a result of increased leasing activity developed organically and through the Staubach acquisition. The region’s total Leasing revenue in the third quarter, including both Tenant Representation and Agency Leasing, increased 80%, to $98 million, up from $54 million in the same period last year. On a year-to-date basis, Leasing revenue increased 46% to $215 million, compared with 2007. Excluding Staubach’s contribution, Leasing revenue increased 10% and 21% in the quarter and year to date, respectively, from the comparable periods last year. Additionally, the firm’s Mexico and South America businesses contributed strong revenue increases in the quarter.

The Corporate Solutions business in the Americas, which provides comprehensive outsourcing services including transactions, project development and integrated facility management, grew 26% in the quarter and 30% year to date as compared with the same periods in 2007. The trend toward corporate outsourcing of real estate services continues to build as clients assess their operating costs and look for potential savings.

Operating expenses were $237 million for the third quarter of 2008, an increase of 41%, and $590 million year to date, an increase of 26% over the prior year. Excluding the impact of Staubach, operating expenses increased 8% for the quarter and 14% year to date.

EMEA
($ in millions)
	Three Months	Three Months
	Ended	Ended			% Change
	September 30,	September 30,	Increase (Decrease)		in Local
	2008	2007	in U.S. dollars		Currency
Revenue	$208.6	$224.8	$(16.2)	(7%)	(9%)
Operating expense	202.7	210.6	(7.9)	(4%)	(5%)
Operating income	$5.9	$14.2	$(8.3)	(58%)	(63%)

	Nine Months	Nine Months
	Ended	Ended			% Change
	September 30,	September 30,	Increase (Decrease)		in Local
	2008	2007	in U.S. dollars		Currency
Revenue	$627.7	$598.7	$29.0	5%	(1%)
Operating expense	626.5	554.6	71.9	13%	7%
Operating income	$1.2	$44.1	$(42.9)	(97%)	(98%)

EMEA’s third-quarter revenue was $209 million, a decrease of 7% from the prior year, while year-to-date revenue was $628 million, an increase of 5% over 2007. Excluding the impact of Capital Markets and Hotels, third-quarter revenue grew 18% and year-to-date revenue increased 34% compared with 2007. The current revenue contribution from seven acquisitions closed in the last 12 months was $28 million and $63 million for the 2008 third quarter and year to date, respectively.

Management Services revenue grew 42% for the third quarter and 53% for the first nine months of 2008. The acquisition of a French project development services firm in the fourth quarter of 2007 largely contributed to this increase. Transaction Services revenue excluding Capital Markets and Hotels increased 5% for the third quarter and 26% for the first nine months of 2008. Leasing revenue increased over the prior year for both the third quarter and year to date by 26% and 25%, respectively. Advisory Services revenue, which is included in Transaction Services, decreased 10% for the third quarter yet remains up 22% year to date over the prior year.

Operating expenses for the third quarter decreased 4% to $203 million, and increased 13% to $627 million for the first nine months of 2008 compared with 2007, primarily due to the impact of acquisitions. The seven acquisitions completed in the last 12 months added $30 million of incremental operating expenses, including integration and amortization, in the third-quarter results, and $64 million year to date.

Asia Pacific
($ in millions)
	Three Months	Three Months
	Ended	Ended			% Change
	September 30,	September 30,	Increase (Decrease)		in Local
	2008	2007	in U.S. dollars		Currency
Revenue	$132.6	$134.0	$(1.4)	(1%)	(4%)
Operating expense	132.6	127.1	5.5	4%	1%
Operating income	$-	$6.9	$(6.9)	n.m.	n.m
(n.m. – not meaningful)

	Nine Months	Nine Months
	Ended	Ended			% Change
	September 30,	September 30,	Increase (Decrease)		in Local
	2008	2007	in U.S. dollars		Currency
Revenue	$391.7	$431.6	$(39.9)	(9%)	(17%)
Operating expense	394.9	383.4	11.5	3%	(3%)
Operating income (loss)	$(3.2)	$48.2	$(51.4)	n.m.	n.m.
(n.m. – not meaningful)

Revenue for the Asia Pacific region was $133 million for the third quarter of 2008, compared with $134 million in 2007, and $392 million for the first nine months of 2008, compared with $432 million in 2007. Included in the region’s year-to-date 2007 results was the significant transaction advisory fee earned in the Hotels business. The current revenue contribution from five acquisitions closed in the last 12 months was $6 million and $14 million for the 2008 third quarter and year to date, respectively.

Management Services revenue in the region was $62 million for the third quarter, an increase of 6%, and $180 million for the first nine months of 2008, an increase of 20% over the prior year. Transaction Services revenue was $70 million for the third quarter, a decrease of 5% from the prior year, and $207 million year to date, a decrease of 25%. Capital Markets and Hotels revenue, excluding the 2007 Hotels advisory fee, decreased for the first nine months of 2008 by $28 million or 43%. Leasing revenue increased by 11% for the third quarter and 26% for the first nine months of 2008, compared with 2007.

Geographically, the region’s most significant third-quarter revenue increases came from Hong Kong, which increased 19%, and China, which was up 39%. On a year-to-date basis, the growth markets of India and China were the strongest contributors to revenue increases. India increased 41% as a result of local market growth and the acquisition that closed in the third quarter of 2007. China increased 37% over last year and the core market of Hong Kong grew 15%.

Operating expenses for the region were $133 million for the third quarter of 2008 and $395 million for the first nine months of 2008. With an aggressive focus on costs, operating expenses increased only 4% year over year for the quarter in the face of higher occupancy costs from business expansion in growth markets, as well as additional amortization on intangibles from businesses purchased in the last 12 months. The impact of the five acquisitions included in 2008 operating expenses added $6 million to the third quarter and $14 million to the first nine months of 2008.

Investment Management
($ in millions)
	Three Months	Three Months
	Ended	Ended			% Change
	September 30,	September 30,	Increase (Decrease)		in Local
	2008	2007	in U.S. dollars		Currency
Revenue	$81.2	$79.0	$2.2	3%	1%
Equity earnings	-	3.3	(3.3)	n.m.	n.m.
Total revenue	81.2	82.3	(1.1)	(1%)	(3%)
Operating expense	60.7	54.1	6.6	12%	11%
Operating income	$20.5	$28.2	$(7.7)	(27%)	(30%)
(n.m. – not meaningful)

	Nine Months	Nine Months
	Ended	Ended			% Change
	September 30,	September 30,	Increase (Decrease)		in Local
	2008	2007	in U.S. dollars		Currency
Revenue	$262.7	$246.9	$15.8	6%	3%
Equity earnings (losses)	(1.4)	9.3	(10.7)	n.m.	n.m.
Total revenue	261.3	256.2	5.1	2%	(1%)
Operating expense	199.1	181.2	17.9	10%	7%
Operating income	$62.2	$75.0	$(12.8)	(17%)	(21%)

LaSalle Investment Management’s 2008 third-quarter revenue was $81 million, compared with $82 million in 2007, and 2008 year-to-date revenue was $261 million, compared with $256 million in 2007. Core revenue growth has continued into the third quarter, marked by a 12% increase in Advisory fees to $71 million which largely offset declines in transaction services and equity earnings. Year-to-date Advisory fees increased 25% for the first nine months of 2008. This growth in LaSalle Investment Management’s annuity business was principally due to a 12% increase in assets under management over the prior year, to $52.7 billion, together with Advisory fees generated from committed capital, principally raised in the third and fourth quarters of 2007.

During the third quarter of 2008, Incentive fees reached $6 million, increasing 5% over the same period in 2007. Year-to-date Incentive fees were down 44% as compared with the first nine months of 2007, reflecting varied timing of asset sales in prior periods. Incentive fees vary significantly from period to period due to asset sales, the performance of the underlying investments and the contractual timing of the measurement periods for different clients. Currently, asset sales are being impacted by the limited availability of financing.

LaSalle Investment Management raised $1.1 billion of equity year to date, nearly all completed in the first half of the year, compared with $7.9 billion for the first nine months of 2007. Investments made on behalf of clients in the first nine months of 2008 were $3.6 billion, compared with $7.3 billion in 2007.

Consolidated Cash Flows

Cash Flows Used For Operating Activities
During the first nine months of 2008, cash used in operating activities was $113 million, a decrease of $266 million from the $153 million generated from operating activities in the first nine months of 2007. The increase in cash used in the first nine months of 2008 was primarily due to a decrease in net income and increase in net cash required for changes in working capital. The most significant change in working capital was a result of changes in accounts payable, accrued liabilities, and accrued compensation. In the first nine months of 2008, $399 million was used relative to changes in accounts payable, accrued liabilities, and accrued compensation, an increase of $409 million over the $10 million generated in the first nine months of 2007, driven primarily by increased incentive compensation payments made in the first quarter of 2008 compared to 2007, as well as a decrease in year-to-date accrued compensation in 2008 compared with 2007 as a result of a year-over-year decrease in operating income.

Cash Flows Used For Investing Activities
We used $392 million of cash for investing activities in the first nine months of 2008, a $241 million increase over the $151 million used in the first nine months of 2007. This increase was primarily due to an increase of $196 million in cash used for acquisitions, a decrease of $34 million in distributions from our co-investments, and an increase of $10 million in capital contributions and advances to our co-investments. In the first nine months of 2008 we used $283 million for acquisitions, consisting of $263 million for 2008 acquisitions and $20 million for a deferred payment made in the first quarter of 2008 as part of the 2006 Spaulding & Slye acquisition.

Cash Flows From Financing Activities
Financing activities provided $490 million of net cash in the first nine months of 2008 compared with $5 million used for financing activities in the first nine months of 2007. The increase in cash from financing activities was primarily due to $449 million of increased borrowing; net borrowings were $518 million in the first nine months of 2008, compared with $69 million in the first nine months of 2007. Also contributing to this increase in cash provided by financing activities was a reduction in cash used for share repurchases under our Board-approved share repurchase program, as no shares were purchased in the first nine months of 2008 while $66 million was used for share repurchases in the first nine months of 2007. These increases in cash flow were partially offset by a $5.2 million increase in dividends paid. In the second quarter of 2008 we paid dividends $17.3 million or $0.50 per share compared to the $12.1 million or $0.35 per share paid in the second quarter of 2007.

Liquidity and Capital Resources

Historically, we have financed our operations, acquisitions and co-investment activities with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities
In July 2008, we exercised the accordion feature on our unsecured revolving credit facility to increase the facility from $575 million to $675 million. In addition, we terminated our $100 million short term facility and entered into a $200 million term loan agreement (which is fully drawn), with terms and pricing similar to our existing revolving credit facility. Both credit facilities have a maturity of June 2012. As of September 30, 2008, borrowings on these facilities were made at either LIBOR plus 200 basis points, or alternatively for the revolving credit facility Bank of Montreal’s prime commercial rate plus 5 basis points and for the term loan agreement Bank of Montreal’s prime commercial rate plus 50 basis points. These credit facilities, totaling $875 million of borrowing capacity, will continue to be utilized for working capital needs (including payment of accrued bonus compensation during the first half of each year), co-investment activity, share repurchases and dividend payments, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the facility will fluctuate based on our level of borrowing needs. We also have capacity to borrow an additional $55.1 million under local overdraft facilities.

As of September 30, 2008, we had $543.2 million outstanding on our credit facilities. The average borrowing rate on these facilities was 4.7% in the third quarter of 2008, as compared with an average borrowing rate of 5.5% in the third quarter of 2007. We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $18.7 million outstanding at September 30, 2008.

With respect to the revolving credit facility and term loan agreement, we must maintain a consolidated net worth of at least $829 million, a leverage ratio not exceeding 3.25 to 1, and a minimum cash interest coverage ratio of 2.0 to 1. Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the credit agreements) are an add back for stock compensation expense and the EBITDA of acquired companies, including Staubach, earned prior to acquisition. Additionally, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment and acquisition. We are in compliance with all covenants as of September 30, 2008. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our revolving credit facility and term loan agreement.

Both the credit facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2007 or the first nine months of 2008, and none were outstanding as of September 30, 2008.

We believe that our credit facilities, together with our local borrowing facilities and cash flow generated from operations will provide adequate liquidity and financial flexibility to meet our needs to fund working capital, co-investment activity, share repurchases and dividend payments, capital expenditures and acquisitions.

Co-investment Activity
As of September 30, 2008, we had total investments in and loans to real estate ventures of $180.6 million in approximately 40 separate property or fund co-investments. Within this $180.6 million are loans of $3.3 million to real estate ventures which bear an 8.0% interest rate and are to be repaid in 2009.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At September 30, 2008, our maximum potential unfunded commitment to LIC I was euro 19.6 million ($27.6 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At September 30, 2008, LIC II has unfunded capital commitments for future fundings of co-investments of $442.8 million, of which our 48.78% share is $216.0 million. The $216.0 million commitment is part of our maximum potential unfunded commitment to LIC II at September 30, 2008 of $404.8 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital. At September 30, 2008, no bridge financing arrangements were outstanding.

As of September 30, 2008, LIC I maintains a euro 10.0 million ($14.1 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $50.0 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs. Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 4.8 million ($6.7 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $24.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 19.6 million ($27.6 million) and to LIC II of $404.8 million. As of September 30, 2008, LIC I had euro 3.7 million ($5.2 million) of outstanding borrowings on the LIC I Facility, and LIC II had $18.2 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.9 million at September 30, 2008.

We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, Europe and Asia Pacific, as co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2008 is anticipated to be between $40 and $50 million (planned co-investment less return of capital from liquidated co-investments).

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At September 30, 2008, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in the first nine months of 2008. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans.

The Company announced on October 28, 2008 that its Board of Directors has declared a semi-annual cash dividend of $0.25 per share of its Common Stock.  This represents a 50% reduction form the $0.50 dividend paid on June 13, 2008. The new dividend level reflects the firm’s desire to prudently manage its balance sheet given the overall uncertainty in the global markets. The dividend payment will be made on Monday, December 15, 2008, to holders of record at the close of business on Friday, November 14, 2008. A dividend-equivalent will also be paid on unvested shares of restricted stock units.

Capital Expenditures and Business Acquisitions
Capital expenditures for the first nine months of 2008 were $72.2 million, net, compared to $71.3 million for the same period in 2007. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space.

Cash used to facilitate business acquisitions in the first nine months of 2008 was $283.0 million, an increase of $196.0 million from the same period in 2007. Terms for our acquisitions typically include cash paid at closing, with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. Nineteen of the acquisitions we have completed since January 1, 2006 have provided for potential earn-out payments subject to the achievement of certain performance conditions. At September 30, 2008, the maximum amount of these potential earn-out payments is $192.3 million. We expect those amounts will come due at various times over the next six years. See Note 5 of the notes to consolidated financial statements for additional discussion of the Company’s business acquisition activity in the first nine months of 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market and Other Risk Factors

Market Risk
The principal market risks (namely, the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

•	Interest rates on our credit facilities; and
•	Foreign exchange risks

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our credit facilities, including our revolving multi-currency credit facility and our term loan facility, which are available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under these credit facilities were $562.4 million during the three months ended September 30, 2008, and the effective interest rate was 4.7%. As of September 30, 2008, we had $543.2 million outstanding under these credit facilities. These facilities bear a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2007 or the first nine months of 2008, and we had no such agreements outstanding at September 30, 2008.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenues outside of the United States totaled 59% and 64% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound (18% of revenues for the nine months ended September 30, 2008) and the euro (13% of revenues for the nine months ended September 30, 2008).

We mitigate our foreign currency exchange risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs. The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our translation exposure to British pounds.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At September 30, 2008, we had forward exchange contracts in effect with a gross notional value of $517.6 million ($458.3 million on a net basis) with a net fair value loss of $2.7 million. This net carrying loss is offset by a carrying gain in associated intercompany loans such that the net impact to earnings is not significant.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of September 30, 2008, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

For other risk factors inherent in our business, see Part II Other Information, Item 1A. Risk Factors.

Item 4. Controls and Procedures

Jones Lang LaSalle (the Company) has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II	Other Information

Item 1. Legal Proceedings

See Note 11 of the notes to consolidated financial statements for discussion of the Company’s legal proceedings.

Item 1A.  Risk Factors

Information regarding risk factors appears in “Item 1A. Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2007.  Given the significant and well-publicized events that have occurred generally in the world financial markets during 2008 to date, we have updated certain of the risk factors by amending and restating them in their entirety as we set forth below.  Except as we present below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008 (which related principally to the Staubach acquisition), all of which are incorporated herein by this reference.

External Market Risk Factors

• Decline in Acquisition and Disposition Activity
A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers. Beginning in the second half of 2007, the well-publicized and severe restriction in the availability of credit in the global financial markets has significantly reduced the volume and pace of commercial real estate transactions compared with 2006, and has also negatively impacted real estate pricing as a general matter in many countries. While we have seen growth in total revenue for the first nine months of 2008, our Capital Markets and Hotels businesses have been significantly impacted by the global credit crisis.  Revenues from Capital Markets and Hotels declined $154 million in for the first nine months of 2008, excluding the impact of a significant second quarter 2007 Asia Pacific Hotels advisory fee. Although we believe we have continued to gain market share in many of the markets in which we compete, the additional transaction volumes from an increase in market share have not fully offset the overall declines in these markets in 2007 and so far in 2008. We now expect this situation to continue for some time into 2009 before it begins to improve, although it is inherently difficult to make accurate predictions in this regard particularly because macro movements of the financial markets, the real estate markets and the stock, bond and derivatives markets, all of which can affect our business significantly, are beyond our control.  We believe we will have business opportunities that arise out of assisting clients with transactional services and strategic consulting related to distressed assets and the other disruptions that have occurred within the global real estate markets, but there can be no assurance as to the timing of these engagements or that their volume will be sufficient to make up for the generally reduced transaction volumes within the overall marketplace. If the current economic conditions continue for an extended period or significantly worsen, they could have a material adverse effect on our business, results of operations and/or financial condition.

• Decline in Leasing Activity
A general decline in the value and performance of real estate and in rental rates can lead to a reduction in investment management fees (a significant portion of which is generally based upon the performance of investments) and the value of the co-investments we make with our investment management clients or merchant banking investments we have made for our own account. Additionally, such declines can lead to a reduction in fees and commissions that are based upon the value of, or revenues produced by, the properties with respect to which services are provided, including fees and commissions for property management and valuations, and for arranging acquisitions, dispositions, leasing and financings. They can also lead to an unwillingness or inability of clients to make capital commitments to funds sponsored by our investment management business, which can result in a decline of both investment management fees and incentive fees, and can also restrict our ability to employ capital in new investments in current funds or establish new funds. Historically, a significant decline in real estate values in a given market has also tended to result in increases in litigation regarding advisory and valuation work done prior to the decline.  Many of the markets in which we compete have been experiencing sometimes significant declines in real estate prices and rental rates and we are unable to predict accurately the extent to which those declines will continue or how long they will continue to occur.

• Decline in the Value and Performance of Real Estate and Rental Rates
A general decline in the value and performance of real estate and in rental rates can lead to a reduction in investment management fees (a significant portion of which is generally based upon the performance of investments) and the value of the co-investments we make with our investment management clients or merchant banking investments we have made for our own account. Additionally, such declines can lead to a reduction in fees and commissions that are based upon the value of, or revenues produced by, the properties with respect to which services are provided, including fees and commissions for property management and valuations, and for arranging acquisitions, dispositions, leasing and financings. They can also lead to an unwillingness or inability of clients to make capital commitments to funds sponsored by our investment management business, which can result in a decline of both investment management fees and incentive fees, and can also restrict our ability to employ capital in new investments in current funds or establish new funds. Historically, a significant decline in real estate values in a given market has also tended to result in increases in litigation regarding advisory and valuation work done prior to the decline.  Many of the markets in which we compete have been experiencing sometimes significant declines in real estate prices and rental rates and we are unable to predict accurately the extent to which those declines will continue or how long they will continue to occur.

Financial Risk Factors

GREATER DIFFICULTY IN COLLECTING ACCOUNTS RECEIVABLE IN CERTAIN COUNTRIES AND REGIONS. We face challenges to our ability to efficiently and/or effectively collect accounts receivable in certain countries and regions. For example, in Asia, many countries have underdeveloped insolvency laws, and clients often are slow to pay. In Europe, clients in some countries, particularly Spain, Italy and France, also tend to delay payments, reflecting a different business culture over which we do not necessarily have any control.  A number of countries, such as India and Russia, can have very lengthy or less than fully transparent judicial processes that can make collections through the court system more problematic than they would otherwise be.  Additionally, we expect that the increasing weakness in the global economy will put additional financial stress on clients, which may in turn negatively impact our ability to collect our receivables fully or in a timely manner. We have put various additional procedures in place designed to identify and rectify slowly paid receivables, to protect ourselves against insolvency and bankruptcy of clients and other parties with which we do business (which appears to have become increasingly difficult to predict) and to promptly assert our rights, but we cannot give assurance that those procedures will be effective in all cases.

INCREASING FINANCIAL RISK OF COUNTERPARTIES, INCLUDING REFINANCING RISK
The unprecedented disruptions and dynamic changes in the financial markets, and particularly insofar as they have led to major changes in the status and creditworthiness of some of the world’s largest banks, investment banks and insurance companies, among others, have generally increased the counterparty risk to us from a financial standpoint of (i) obtaining new credit commitments from lenders, (ii) refinancing credit commitments or loans which have terminated or matured according to their terms (including at funds sponsored by our investment management subsidiary which use leverage in the ordinary course of their investment activities), (iii) placing insurance, (iv) engaging in hedging transactions and (v) otherwise conducting business with third parties. We generally attempt to conduct business with only the highest quality and most well-known counterparties, but there can be no assurance (i) that our efforts to evaluate their creditworthiness will be effective in all cases (particularly as the quality of credit ratings provided by the nationally recognized rating agencies has been called into question due to their own conflicts of interest in certain circumstances), (ii) that we will always be able to obtain the full benefit of the financial commitments made to us by lenders, insurance companies, hedging counterparties or other organizations with which we do business or (iii) that we will always be able to refinance existing indebtedness (or commitments to provide indebtedness) which has matured by its terms, including at funds sponsored by our investment management subsidiary.

Item 2.  Share Repurchases

The Company made no share repurchases in the nine months ending September 30, 2008.

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

DeAnne Julius Elected to the Board of Directors

As previously disclosed on a Current Report on Form 8-K dated October 21, 2008, the Company’s Board of Directors has elected DeAnne Julius to serve as an independent, non-executive member of the Board, to become effective November 17, 2008.  She will also serve on the Board’s Audit Committee and its Nominating and Governance Committee. Dr. Julius has been the Chairman of the Royal Institute of International Affairs, also known as Chatham House, since 2003.  Dr. Julius currently serves as a non-executive member of the board of directors at BP PLC, one of the world’s largest energy companies, and at Roche Holding AG, the global healthcare and pharmaceutical firm.

Senior Leadership Changes in EMEA and Asia-Pacific

During the third quarter, the Company announced certain changes in the senior leadership of its Europe, Middle East and Africa (“EMEA”) and Asia-Pacific regions, all of which will become effective January, 2009.  Peter A. Barge, who is currently the Chief Executive Officer of Asia-Pacific, will become Chairman of Asia-Pacific until his planned retirement in 2010.  He will continue as Chairman of Jones Lang LaSalle Hotels and will remain a member of the Global Executive Committee. Alastair Hughes, who is currently the Chief Executive Officer of EMEA, will become the Chief Executive Officer of Asia-Pacific, relocating to Singapore.  Christian Ulbrich, who currently is the Managing Director of our business in Germany, will become the Chief Executive Officer for EMEA.

Mark K. Engel Appointed as Global Controller

As previously disclosed on a Current Report on Form 8-K dated August 14, 2008 the Company has appointed Mark K. Engel to the position of Global Controller.  Mr. Engel was previously the Company’s Assistant Global Controller.  He reports to Chief Operating and Financial Officer Lauralee E. Martin and is based in Chicago. In his position, Mr. Engel serves as the firm’s chief accounting officer, responsible for the firm’s financial reporting.  Mr. Engel replaces Stan Stec, who left the Global Controller position to take on the new role of Manager of the firm’s Global Finance Operations.

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

Mark K. Engel
Controller

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November, 2008.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin
_______________________________

By: Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and
Principal Financial Officer)

Item 6.  Exhibits

Exhibit
Number	Description

3*	Amended and Restated By-Laws of Jones Lang LaSalle Incorporated, effective as of November 1, 2008 (reflecting the addition of new Article VIII, Section 12, as approved by the Board of Directors).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  *Filed herewith