Form 10-K
period 2008-12-31
JONES LANG LASALLE INC
filed 2009-02-27
CIK 1037976

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the fiscal year ended December 31, 2008	Commission File Number 1-13145

Jones Lang LaSalle Incorporated

(Exact name of registrant as specified in its charter)

Maryland	36-4150422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Randolph Drive, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 312/782-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2008 was $1,921,846,777.

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on February 20, 2009 was 34,619,076.

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on May 28, 2009 are incorporated by reference in Part III of this report.

ITEM 1. BUSINESS

Company Overview

Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which we may refer to as we, us, our, the Company or the Firm) was incorporated in 1997. We have 180 corporate offices worldwide and operations in more than 750 locations in 60 countries. We have approximately 36,200 employees, including 22,100 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 1.4 billion square feet worldwide. LaSalle Investment Management, a member of the Jones Lang LaSalle group, is one of the world’s largest and most diversified real estate investment management firms, with over $46 billion of assets under management.

In 2008, a year marked by a worldwide economic downturn and extraordinary turmoil in most markets, the Firm had revenues of $2.7 billion, the same as 2007, remained profitable and gained market share from competitors. In response to current economic conditions and their impact on commercial real estate, we are aligning the size of our business and our costs to meet current conditions and focus on how to best take advantage of the opportunities we believe will arise from the unsettled and distressed markets.

We are the only real estate services and money management firm to have been named:

•	To Forbes magazine’s Platinum 400 list in 2006, 2007 and 2008;

•	To Fortune magazine’s list of America’s Most Admired Companies in 2008;

•	To Fortune magazine’s 100 Best Companies To Work For list in 2007; and

•	By the U.S. Environmental Protection Agency as a 2007 Energy Star Partner of the Year.

In addition, in 2008 we were designated one of the “World’s Most Ethical Companies” by the Ethisphere Institute, and our ethics program received Ethics Inside™ certification.

Our range of real estate services includes:

•	Agency leasing

•	Property management

•	Project and development management

•	Construction management

•	Valuations

•	Capital markets

•	Real estate investment banking and merchant banking

•	Brokerage of properties

•	Corporate finance

•	Hotel advisory

•	Space acquisition and disposition (tenant representation)

•	Facilities management/outsourcing

•	Strategic consulting

•	Energy and sustainability services

•	Value recovery services

•	Investment management

We offer these services locally, regionally and globally to real estate investors and occupiers for a variety of property types, including offices, hotels, industrial, retail, multi-family residential, hospitals, critical environments and data centers, sports facilities, cultural institutions and transportation centers. Individual regions and markets focus on different property types, depending on local requirements and market conditions.

We work for a broad range of clients that represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (public sector) entities. We provide real estate investment management services on a global basis for both public and private assets through our LaSalle Investment Management subsidiary. Our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand are attributes that enhance our services.

We have grown by expanding our client base and the range of our services and products, both organically and through a series of strategic acquisitions and mergers. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for our clients’ full range of real estate needs. We solidified this network of services around the globe through the 1999 merger of the Jones Lang Wootton companies (“JLW,” founded in 1783) with those of LaSalle Partners Incorporated (“LaSalle Partners,” founded in 1968).

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

In January 2006, we merged operations with Spaulding & Slye, a privately held real estate services and investment company with offices in Boston and Washington, DC. We integrated Spaulding & Slye’s 500 employees into the Jones Lang LaSalle organization, significantly increasing the Firm’s market presence in New England and Washington, D.C. In September 2006, we opened an office in Dubai, UAE, and acquired RSP Group, a privately held real estate investment services business with a local market-leading position and assignments across more than 20 Middle Eastern and North African countries.

In a two step acquisition in July 2007 and August 2008, we acquired the former Trammell Crow Meghraj (“TCM”), one of the largest privately held real estate services companies in India. TCM’s operations were combined with our Indian operations and we now operate as Jones Lang LaSalle Meghraj in a number of cities throughout India. The former TCM shareholders own 28.1% of this combined entity, which we have agreed to acquire in 2010 and 2012.

In May 2008, we acquired Kemper’s Holding GmbH (“Kemper’s”), a Germany-based retail specialist, making us the largest property advisory business in Germany and providing us with new offices in Leipzig, Cologne and Hannover.

In July 2008, we acquired Staubach Holdings Inc. (“Staubach”), a U.S. real estate services firm specializing in tenant representation. Staubach, with 1,000 employees, significantly enhanced our presence in key markets across the United States and made us an industry leader in local, national and global tenant representation. The Staubach acquisition also established us as the market leader in public sector services and added scale to our industrial brokerage, investment sales, corporate finance and project and development services.

In addition to the acquisitions noted above, we completed 12 other acquisitions in 2007 and 13 in 2008. These strategic acquisitions gave us additional market share in key markets, expanded our capabilities in certain service areas and further broadened the global platform we make available to our clients. These acquisitions were completed in England, Scotland, Finland, France, Germany, the Netherlands, Turkey, Hong Kong, Japan, the Philippines, Australia, Canada, Brazil and the United States. We expect that our acquisition activity will be substantially curtailed during 2009, as the result of current market conditions and to maintain a healthy balance sheet.

Six Value Drivers for Growth and Superior Client Service

Our stated mission is to deliver exceptional strategic, fully integrated services and solutions for real estate owners, occupiers and investors worldwide. We deliver a combination of services, skills and expertise on an integrated global platform that we own (and do not franchise), which we believe sets us apart from our competitors. Consultancy practices typically do not share our implementation expertise or local market awareness. Investment banking and investment management competitors generally possess neither our local market knowledge nor our real estate service capabilities. Traditional real estate firms lack our financial expertise and operating consistency. Other global competitors, which we believe often franchise their offices through separate owners, do not have the same level of business coordination or consistency of delivery that we can provide through our network of wholly owned offices, directly employed personnel and integrated IT, human resources and financial systems. That network also permits us to promote a high level of integrity through the organization and to use our diverse and welcoming culture as a competitive advantage in developing clients, recruiting employees and acquiring businesses.

Six key value drivers distinguish our business activities (see “Competitive Advantages” below):

•	Our integrated global services platform;

•	The quality and worldwide reach of our research function;

•	Our focus on client relationship management as a means to provide superior client service;

•	Our reputation for consistent worldwide service delivery, as measured by our creation of best practices and by the skills and experience of our people;

•	Our ability to deliver innovative solutions to assist our clients in maximizing the value of their real estate portfolios; and

•	The strength of our brand.

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

Global Strategy

To continue to create new value for our clients, shareholders and employees, in early 2005 we identified five strategic priorities. We refer to them as the Global Five Priorities, or the “G5.” At that time, we initiated a program designed to invest capital and resources to maintain and extend our global leadership positions in the G5, which we have defined as follows:

G1: LOCAL AND REGIONAL SERVICE OPERATIONS. Our strength in local and regional markets determines the strength of our global service capabilities. Our financial performance also depends, in great part, on the business we source and execute locally from approximately 180 wholly owned offices around the world. We believe that we can leverage our established business presence in the world’s principal real estate markets to provide expanded local and regional services without a proportionate increase in infrastructure costs. We believe that these capabilities will continue to set us apart and make us more attractive to clients and prospective clients.

G2: GLOBAL CORPORATE SOLUTIONS. The accelerating trends of globalization, cost cutting, energy management and the outsourcing of real estate services by corporate occupiers support our decision to emphasize a truly global Corporate Solutions business to serve their needs comprehensively. This service delivery capability helps us create new client relationships, particularly as companies turn to the outsourcing of their real estate activity as a way to manage expenses and enhance sustainability. These services are also proving to be countercyclical as we have seen demand for these services strengthen as the economy has weakened. In addition, current corporate clients are demanding multi-regional capabilities.

G3: GLOBAL CAPITAL MARKETS AND REAL ESTATE INVESTMENT BANKING. Our focus on the further development of our global Capital Markets service delivery capability reflects the increasingly international nature of cross-border money flows into real estate and the global marketing of assets. While we have seen a recent slowdown in this type of cross-border activity, we expect that this activity will grow again when financial markets recover. Our real estate investment banking capability helps provide capital and other financial solutions by which our clients can maximize the value of their real estate. At a time when real estate values are depressed and financing is difficult for our clients to obtain, we have established Value Recovery Services to help owners, investors and occupiers value their assets and identify solutions that allow them to respond decisively.

G4: LASALLE INVESTMENT MANAGEMENT. With its integrated global platform, LaSalle Investment Management is well positioned to serve institutional real estate investors looking for attractive opportunities around the world. Our investments in LaSalle Investment Management help the business develop and offer new products quickly, and extend its portfolio capabilities into promising new markets, to enhance that position. In today’s challenging market, LaSalle Investment Management has new opportunities to acquire assets at lower prices, service distressed assets and portfolios and win new clients, managing their mandates by replacing competitors.

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

We have committed resources to each of the G5 priorities during the past four years and expect we will continue to do so in the future. This strategy has helped us to weather the current financial storm, continue to grow market share and take advantage of new opportunities created by the current depressed market conditions. By continuing to invest in the future based on our view of how our strengths can support the needs of our clients, we intend to maintain and expand our position as an industry leader and emerge from the current downturn as a stronger competitor. Although our fundamental business strategies remain intact, each of our businesses continually re-evaluates how it can best serve our clients as their needs change and real estate markets, credit markets and economies continue to exhibit dramatic and often unpredictable changes.

Business Segments

We report our operations as four business segments. We manage our Investor and Occupier Services (“IOS”) product offerings geographically as (i) the Americas, (ii) Europe, Middle East and Africa (“EMEA”), and (iii) Asia Pacific, and our investment management business globally as (iv) LaSalle Investment Management. See “Results of Operations” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 3 of the Notes to Consolidated Financial Statements, for financial information discussed by segment.

VALUE DELIVERY: IOS AMERICAS, EMEA AND ASIA PACIFIC

To address the needs of real estate owners and occupiers, we provide a full range of integrated property, project management and transaction services locally, regionally and globally through our Americas, EMEA and Asia Pacific operating segments. We deliver those services through the following teams:

AGENCY LEASING SERVICES executes marketing and leasing programs on behalf of investors, developers, property companies and public entities to secure tenants and negotiate leases with terms that reflect our clients’ best interests. In 2008, we completed approximately 12,800 agency leasing transactions representing approximately 183 million square feet of space. We typically base our agency leasing fees on a percentage of the value of the lease revenue commitment for consummated leases.

PROPERTY MANAGEMENT SERVICES provides on-site management services to real estate owners for office, industrial, retail and specialty properties. We seek to leverage our market share and buying power to deliver superior service to clients. Our goal is to enhance our clients’ property values through aggressive day-to-day management. We may provide services through our own employees or through contracts with third-party providers (for which we may act in a principal capacity or which we may hire as an agent for our clients). We focus on maintaining high levels of occupancy and tenant satisfaction while lowering property operating costs. During 2008, we provided on-site property management services for office, retail, mixed-use and industrial properties totaling approximately 857 million square feet.

We typically provide property management services through an on-site general manager and staff whom we support with regional supervisory teams and central resources in such areas as training, technical and environmental services, accounting, marketing and human resources. Our general managers are responsible for property management activities, client satisfaction and financial results. We do not compensate them with commissions, but rather with a combination of base salary and a performance bonus that is directly linked to results they produce for their clients. Increasingly, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue or occupancy objectives or tenant satisfaction levels. Consistent with industry custom, management contract terms typically range from one to three years, but may be canceled at any time following a short notice period, usually 30 to 60 days.

PROJECT AND DEVELOPMENT SERVICES provides a variety of services—including conversion management, move management and strategic occupancy planning services—to tenants of leased space, owners in self-occupied buildings and owners of real estate investments. Project and Development Services frequently manages relocation and build-out initiatives for clients of our Property Management Services, Integrated Facilities Management and Tenant Representation Services units. Project and Development Services also manages all aspects of development and renovation of commercial projects for our clients. We also provide these services to public-sector clients, particularly to military and government entities in the United States and to educational institutions.

Our Project and Development Services business is typically compensated on the basis of negotiated fees. Client contracts are typically multi-year in duration and may govern a number of discrete projects, with individual projects being completed in less than one year.

CONSTRUCTION MANAGEMENT SERVICES is the Firm’s full-service construction business in the United States that provides general contracting, “at risk” construction management and construction-related consulting services. Projects consist primarily of commercial-related construction, including interior build-outs, new ground-up construction and renovation of existing buildings. Construction Management Services is fully integrated into the Company’s platform and operates out of Boston, Washington, DC and Chicago to cover the New England, Mid-Atlantic and Midwest regions.

We generate our construction work through properties that Jones Lang LaSalle manages or leases, tenants that we represent and other clients. We complete the majority of our Construction Management Services business on a negotiated fee basis.

VALUATION SERVICES provides clients with professional valuation services and helps them determine market values for office, retail, industrial and mixed-use properties. Such services may involve valuing a single property or a global portfolio of multiple property types. Professional valuations, which typically involve commercial property, are completed for a variety of purposes, including acquisitions, dispositions, debt and equity financings, mergers and acquisitions, securities offerings (including initial public offerings) and privatization initiatives. Clients include occupiers, investors and financing sources from the public and private sectors. Our valuation specialists provide services to clients in most developed countries outside of the United States; we generally do not provide these services in the United States. During 2008, we performed nearly 38,500 valuations of commercial properties with an aggregate value of approximately $776 billion.

We generally negotiate compensation for valuation services for each assignment based on its scale and complexity, and our fees typically relate in part to the value of the underlying assets.

CAPITAL MARKETS SERVICES includes institutional property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. Real Estate Investment Banking Services includes sourcing capital, both in the form of equity and debt, derivatives structuring and other traditional investment banking services designed to assist corporate clients in maximizing the value of their real estate. To meet client demands to market real estate assets internationally and to invest outside of their home markets, our Capital Markets Services teams combine local market knowledge with our access to global capital sources to provide clients with superior execution in raising capital for their real estate assets. By researching, developing and introducing innovative new financial products and strategies, Capital Markets Services is integral to the business development efforts of our other businesses.

Clients typically compensate Capital Markets Services units on the basis of the value of transactions completed or securities placed. In certain circumstances, we receive retainer fees for portfolio advisory services. Real Estate Investment Banking fees are generally transaction-specific and conditioned upon the successful completion of the transaction.

TENANT REPRESENTATION SERVICES establishes strategic alliances with clients to deliver ongoing assistance to meet their real estate needs, and to help them evaluate and execute transactions to meet their occupancy requirements. Tenant Representation Services is also an important component of our local market services. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions and negotiating lease and ownership terms with third parties. We help our clients lower real estate costs, minimize real estate occupancy risks, improve occupancy control and flexibility, and create more productive office environments. We employ a multi-disciplinary approach to develop occupancy strategies linked to our clients’ core business objectives.

Tenant Representation Services compensation is generally determined on a negotiated fee basis and typically paid by the landlord. Fees often reflect performance measures related to targets that we and our clients establish prior to engagement or, in the case of strategic alliances, at annual intervals thereafter. We use quantitative and qualitative measurements to assess performance relative to these goals, and we are compensated accordingly, with incentive fees awarded for superior performance.

INTEGRATED FACILITIES MANAGEMENT SERVICES provides comprehensive portfolio and property management services to corporations and institutions that outsource the management of the real estate they occupy. Properties under management range from corporate headquarters to industrial complexes. During 2008, Integrated Facilities Management Services managed approximately 496 million square feet of real estate for its clients. Our target clients typically have large portfolios (usually over 1 million square feet) that offer significant opportunities to reduce costs and improve service delivery. The competitive trends of globalization, outsourcing and offshoring are prompting many of these clients to demand consistent service delivery worldwide and a single point of contact from their real estate service providers. We generally develop performance measures to quantify the progress we make toward goals and objectives that we have mutually determined. Depending on client needs, Integrated Facilities Management Services units, either alone or partnering with other business units, provide services that include portfolio planning, property management, agency leasing, tenant representation, acquisition, finance, disposition, project management, development management, energy and sustainability services and land advisory services. We may provide services through our own employees or through contracts with third-party providers (with which we may act in a principal capacity or which we may hire as an agent for our clients).

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

STRATEGIC CONSULTING SERVICES delivers innovative, results-driven real estate solutions that both strategically and tactically align with clients’ business objectives. We provide clients with specialized, value-added real estate consulting services in such areas as mergers and acquisitions, occupier portfolio strategy, workplace solutions, location advisory, financial optimization strategies, organizational strategy and Six Sigma real estate solutions. Our professionals focus on translating global best practices into local real estate solutions, creating optimal financial results for our clients.

We typically negotiate compensation for Strategic Consulting Services based on work plans developed for advisory services that vary based on scope and complexity of projects. For transaction services, we base compensation on the value of transactions we complete.

ENERGY AND SUSTAINABILITY SERVICES provides occupiers and investors assistance in developing their corporate sustainability strategies, greening their portfolios by managing Leadership in Energy and Environmental Design (LEED) construction or retrofits and providing sustainable building operations management. With over 340 LEED-accredited professionals, our experience includes 73 LEED projects representing over 35 million square feet. In 2008, we documented $95 million in energy savings and reduced greenhouse gas emissions by 438,000 tons.

We generally negotiate compensation for Energy and Sustainability Services for each assignment based on the scale and complexity of the project or shared savings.

VALUE RECOVERY SERVICES helps owners, investors and occupiers analyze the impact of a financial downturn on their assets and identify solutions to respond decisively. In this area, we address the operational and occupancy needs of banks and insurance companies that are merging with or acquiring other institutions. We assist banks and insurance companies with challenged assets and liabilities on their balance sheets by providing valuations, asset management, loan servicing and disposition services. We provide receivership services to lenders, loan servicers and financial institutions that need help managing defaulted real estate assets. In addition, we provide valuation, asset management and disposition services to government entities to maximize the value of owned securities and assets acquired from failed financial institutions or from the U.S. Treasury’s Troubled Assets Relief Program. We also assist owners by identifying potentially distressed properties and the major occupiers who are facing challenges.

VALUE DELIVERY: INVESTMENT MANAGEMENT

Our global real estate investment management business, a member of the Jones Lang LaSalle group that we operate under the name of LaSalle Investment Management, has three priorities:

•	Develop and execute customized investment strategies that meet the specific investment objectives of each of our clients;

•	Provide superior investment performance; and

•	Deliver uniformly high levels of services on a global basis.

We provide investment management services to institutional investors and high-net-worth individuals. We seek to establish and maintain relationships with sophisticated investors who value our global platform and extensive local market knowledge. As of December 31, 2008, LaSalle Investment Management managed approximately $46.2 billion of public and private real estate assets, making us one of the world’s largest managers of institutional capital invested in real estate assets and securities.

LaSalle Investment Management provides clients with a broad range of real estate investment products and services in the public and private capital markets. We design these products and services to meet the differing strategic, risk/return and liquidity requirements of individual clients. The range of investment alternatives includes private investments in multiple real estate property types (including office, retail, industrial, health care and multi-family residential) either through investment funds that LaSalle Investment Management manages or through single client account relationships (“separate accounts”). We also offer indirect public investments, primarily in publicly traded real estate investment trusts (“REITs”) and other real estate equities.

We believe the success of our investment management business comes from our industry-leading research capabilities, innovative investment strategies, global presence, local market knowledge and strong client focus. We maintain an extensive real estate research department whose dedicated professionals monitor real estate and capital market conditions around the world to enhance current investment decisions and identify future opportunities. In addition to drawing on public sources for information, our research department utilizes the extensive local presence of Jones Lang LaSalle professionals throughout the world to gather and share proprietary insight into local market conditions.

The investment and capital origination activities of our investment management business have grown increasingly global. We have invested in direct real estate in 19 countries across the globe, as well as in public real estate companies traded on all major stock exchanges. While we have seen a recent slowdown in cross-border investment activity, we expect investment management activities, both fund raising and investing, to continue to grow when financial markets recover.

PRIVATE INVESTMENTS IN REAL ESTATE PROPERTIES. In serving our investment management clients, LaSalle Investment Management is responsible for the acquisition, management, leasing, financing and divestiture of real estate investments across a broad range of real estate property types. LaSalle Investment Management launched its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including 10 funds that invest in assets in the Americas, seven funds that invest in assets located in Europe and five funds that invest in assets in Asia Pacific. LaSalle Investment Management also maintains separate account relationships with investors for whom LaSalle Investment Management manages private real estate investments. As of December 31, 2008, LaSalle Investment Management had approximately $41.5 billion in assets under management in these funds and separate accounts.

Some investors prefer to partner with investment managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest funds alongside the investments of clients’ funds will continue to be an important factor in maintaining and continually improving our competitive position. We believe our co-investment strategy strengthens our ability to continue to raise capital for new investment funds. At December 31, 2008, we had a total of $179.9 million of investments in, and loans to, co-investments.

We may engage in “merchant banking” activities in appropriate circumstances. These involve making investments of Firm capital to acquire properties in order to seed investment management funds (typically within the LaSalle Investment Company structures described in Note 5 of the Notes to Consolidated Financial Statements) before they have been offered to clients.

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

INVESTMENTS IN PUBLIC EQUITY. LaSalle Investment Management also offers clients the ability to invest in separate accounts focused on public real estate equity. We invest the capital of these clients principally in publicly traded securities of REITs and property company equities. As of December 31, 2008, LaSalle Investment Management had approximately $4.7 billion of assets under management in these types of investments. LaSalle Investment Management is typically compensated by securities investment clients on the basis of the market value of assets under management.

Competition

We provide a broad range of commercial real estate and investment management services, and there is significant competition on an international, regional and local level with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, firms providing outsourcing services of various types (including technology or building products) and companies bringing their real estate services in-house (any of which may be global, regional or local firms). Many of our competitors are local or regional firms, which, although substantially smaller in overall size, may be larger in a specific local or regional market. We are also subject to competition from large national and multinational firms that have service competencies similar to ours.

Competitive Advantages

We believe that the six key value drivers we list above and more specifically describe below create several competitive advantages that have made us the leading integrated financial and professional services firm specializing in real estate.

INTEGRATED GLOBAL SERVICES. By combining a wide range of high-quality, complementary services—and delivering them at consistently high service levels globally through wholly owned offices with directly employed personnel—we can develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. We also believe that we have secured an established business presence in the world’s principal real estate markets, with the result that we can grow revenues without a proportionate increase in infrastructure costs. With operations in more than 750 locations in 60 countries on five continents, we have in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe. This geographic coverage positions us to serve our multinational clients and manage investment capital on a global basis. In addition, we anticipate that our cross-selling potential across geographies and product lines will continue to develop new revenue sources for multiple business units within Jones Lang LaSalle.

INDUSTRY-LEADING RESEARCH AND KNOWLEDGE BUILDING. We invest in and rely on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy for our clients. We have approximately 270 research professionals who gather data and cover market and economic conditions around the world. Research also plays a key role in keeping colleagues throughout the organization attuned to important events and changing conditions in world markets. We facilitate the dissemination of this information to colleagues through our company-wide intranet.

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

Based on our general industry knowledge and specific client feedback, we believe we are recognized as an industry leader in technology. We possess the capability to provide sophisticated information technology systems on a global basis to serve our clients and support our employees. For example, OneView by Jones Lang LaSalle SM, our client extranet technology, provides clients with detailed and comprehensive insight into their portfolios, the markets in which they operate and the services we provide to them. ConnectSM, our intranet technology, offers our employees easy access to the Firm’s policies, news and collective thinking regarding our experience, skills and best practices. We have also recently implemented or are in the process of implementing global integrated systems for finance, human resources and client relationship management.

We believe that our investments in research, technology, people and thought leadership position our firm as a leading innovator in our industry. Our various research initiatives investigate emerging trends and help us anticipate future conditions and shape new services to benefit our clients. Professionals in our Strategic Consulting practice identify and respond to shifting market and business trends to address changing client needs and opportunities. LaSalle Investment Management relies on our comprehensive investigation of global real estate and capital markets to develop new investment products and services tailored to the specific investment goals and risk/return objectives of our clients. We believe that our commitment to innovation helps us secure and maintain profitable long-term relationships with the clients we target: the world’s leading real estate owners, occupiers and investors.

We have a patented process for a “System and Method for Evaluating Real Estate Financing Structures” that assists clients with determining the optimal financing structure for controlling their real estate assets, including, for example, whether a client should own a particular asset, lease the asset, or control the asset by means of some other financing structure.

MAXIMIZING VALUES OF REAL ESTATE PORTFOLIOS. To maximize the values of our real estate investments, LaSalle Investment Management capitalizes on its strategic research insights and local market knowledge to develop an integrated approach that leads to innovative solutions and value enhancement. Our global strategic perspective allows us to assess pricing trends for real estate and know which investors worldwide are investing actively. This gives us an advantageous perspective on implementing buying and selling strategies. During hold periods, our local market research allows us to assess the potential for cash flow enhancement in our assets based on an informed opinion of rental-rate trends. When combined, these two perspectives provide us with an optimal view that leads to timely execution and translates into superior investment performance.

POWERFUL BRAND. In 2008, we introduced a new global brand positioning and visual identity to further differentiate us from our competitors. Based on evidence provided by marketing surveys we have commissioned, the extensive coverage we receive in top-tier business publications, the major awards we receive in many categories of real estate and our significant, long-standing client relationships, we believe that large corporations and institutional investors and occupiers of real estate recognize Jones Lang LaSalle’s ability to create value in changing market conditions. Our reputation is based on our deep industry knowledge, excellence in service delivery, integrity and our global provision of high-quality, professional real estate and investment management services. We believe that the combined strength of the Jones Lang LaSalle and LaSalle Investment Management brands represents a significant advantage when we pursue new business opportunities and is also a major motivation for talented people to join us around the world.

We believe we hold the necessary trademarks worldwide with respect to the “Jones Lang LaSalle” and “LaSalle Investment Management” names and the related logo, which we would expect to continue to renew as necessary.

Industry Trends

CREDIT RESTRICTIONS AND ECONOMIC CONDITIONS. Severe restrictions on credit and the general decline of the global economy have significantly impacted the global real estate market. Beginning in the second half of 2007, the well-publicized contraction in the overall availability of credit in the global financial markets significantly reduced the volume and pace of commercial real estate transactions and negatively impacted real estate pricing in many countries. We expect this situation to continue for some time before it begins to improve, although it is inherently difficult to make accurate predictions in this regard as the real estate markets are impacted by several factors, such as macro movements of the financial markets, including the stock, bond and derivatives markets.

INCREASING DEMAND FOR GLOBAL SERVICES AND GLOBALIZATION OF CAPITAL FLOWS. Many corporations based in countries around the world have pursued growth opportunities in international markets. Many are striving to control costs by outsourcing or offshoring non-core business activities. Both trends have increased the demand for global real estate services, including facilities management, tenant representation and leasing, property and energy management services. We believe that these trends will favor real estate service providers with the capability to provide services—and consistently high service levels—in multiple markets around the world.

Additionally, real estate capital flows have become increasingly global, as more assets are marketed internationally and as more investors seek real estate investment opportunities beyond their own borders. This trend has created new markets for investment managers equipped to facilitate international real estate capital flows and execute cross-border real estate transactions. We have seen a recent slowdown in this type of activity but expect that it will grow again when financial markets recover.

GROWTH OF OUTSOURCING. In recent years, and on a global level, outsourcing of professional real estate services has increased substantially, as corporations have focused corporate resources, including capital, on core competencies. Large users of commercial real estate services continue to demonstrate a preference for working with single-source service providers able to operate across local, regional and global markets. The ability to offer a full range of services on this scale requires significant corporate infrastructure investment, including information technology and personnel training. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments. In addition, public and other non-corporate users of real estate, including government agencies and health and educational institutions, have begun to outsource real estate activities as a means of reducing costs. As a result, we believe there are significant growth opportunities for firms like ours that can provide integrated real estate services across many geographic markets. We also believe that the global recession will increase the pressure on corporations to cut costs and look for ways to manage their real estate as cost effectively as possible and will play to our strength in being able to assist them.

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

Employees

With the help of aggressive goal and performance measurement systems, we attempt to instill the commitment to be the best in all our people. Our goal is to be the real estate advisor of choice for clients and the employer of choice in our industry. To achieve that, we intend to continue to promote human resources techniques that will attract, motivate and retain high quality employees. The following table details our respective headcounts at December 31, 2008 and 2007:

	2008	2007
Professional	11,300	9,400
Support	2,800	2,500
Directly reimbursable professional	7,800	7,200
Directly reimbursable property maintenance	14,300	13,600
Total employees	36,200	32,700

Reimbursable employees include our property and integrated facilities management professionals and our building maintenance employees. The cost of these employees is generally reimbursable by our clients. Our employees are not members of any labor unions with the exception of approximately 800 directly reimbursable property maintenance employees in the United States. Approximately 24,700 and 22,900 of our employees at December 31, 2008 and 2007, respectively, were based in countries other than the United States. We have generally had satisfactory relations with our employees.

Total employees grew in 2008, primarily due to acquisitions, which added approximately 1,300 employees, and growth in emerging markets. In the second half of 2008 and continuing into 2009, we have reduced staff in certain businesses in order to align our service platform with certain markets that have contracted due to the economic slowdown and credit crisis. Where possible, we have redeployed personnel to those businesses whose markets have not been impacted or have strengthened.

Company Web Site, Corporate Governance and Other Available Information

Jones Lang LaSalle’s Web site address is www.joneslanglasalle.com. We make available, free of charge, our Form 10-K, 10-Q and 8-K reports, and our proxy statements, as soon as reasonably practicable after we file them electronically with the U.S. Securities and Exchange Commission (“SEC”). You also may read and copy any document we file with the SEC at its public reference room at 100 F Street, NE, Washington, D.C. 20549. Information about its public reference room can be obtained by calling the SEC at 1.800.SEC.0330. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy statements and other information that we file electronically with the SEC. The SEC’s Web site address is www.sec.gov.

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

Our Web site also includes information about our corporate governance. In addition to other information, we will make the following materials available in print to any shareholder who requests them:

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

One of the challenges of a global business such as ours is to be able to determine in a sophisticated manner the enterprise risks that in fact exist and to monitor continuously those that develop over time as a result of changes in the business, laws to which we are subject and the other factors we discuss below. We must then determine how best to employ available resources to prevent, mitigate and/or minimize those risks that have the greatest potential (1) to occur and (2) to cause significant damage from an operational, financial or reputational standpoint. An important dynamic that we must also consider and appropriately manage is how much and what types of commercial insurance to obtain and how much potential liability may remain uninsured consistent with the infrastructure that is in place within the organization to identify and properly manage it. While we attempt to approach these issues in an increasingly sophisticated and coordinated manner across the globe, our failure to identify or effectively manage the enterprise risks inherent within our business could result in a material adverse effect on our business, results of operations and/or financial condition.

We govern our enterprise risk program primarily through our Global Operating Committee, which is chaired by our Global Chief Operating Officer and includes the Chief Operating Officers of our four reported business segments and the leaders from certain corporate staff groups such as Finance, Legal, Insurance, Human Resources and Information Technology. The Global Operating Committee coordinates its enterprise risk activities with our Internal Audit function, which performs an annual risk assessment of our business in order to determine where to focus its auditing efforts.

As has been well-publicized, 2008 proved to be an extraordinarily negative year for the global economy and for most business enterprises worldwide. The severe restrictions on credit availability, the additional cost of credit to the extent it was available and the unprecedented collapses of major financial institutions, among other economic and geo-political events, have substantially increased the enterprise risk profiles of commercial organizations, often in ways that are unprecedented or not readily foreseeable. These events have significantly impacted the global real estate markets, reducing the volume and pace of commercial real estate transactions and negatively impacting real estate pricing in many countries and markets. The potential consequences of the financial and economic crisis on virtually all business organizations are significant and complex, and may include to one degree or another, among others, materially lower earnings, inability to obtain necessary credit, inability to satisfy covenant obligations in debt and other agreements, inability to meet financial obligations and the inability to retain key staff members.

Governments have been responding aggressively to the crisis and in different ways, but we do not yet know what the outcome of those efforts will be or any unintended consequences that may result (for example, with respect to currency fluctuations, taxes, the price of commodities and the potential for ultimate deflation or inflation in prices, among many others). The market uncertainties and disruptions and credit restrictions have continued into 2009 and it is inherently difficult to make accurate predictions about when we will start to see improvements as the real estate markets are impacted by macro movements of the financial markets and many other factors, including the stock, bond and derivatives markets, over which we have no control. We are, however, aggressively attempting to stay current on the dynamic global marketplace in order to understand and manage the additional enterprise risks that we inevitably will continue to confront.

This section reflects our views concerning the most significant risks we believe our business faces, although we do not purport to include every possible risk from which we might sustain a loss. For purposes of the following analysis and discussion, we generally group the risks we face according to four principal categories:

•	External Market Risk Factors;
•	Internal Operational Risk Factors;
•	Financial Risk Factors; and
•	Human Resources Risk Factors.

Some of the risks we identify could appropriately be discussed in more than one category, but we have chosen the one we view as primary. We do not necessarily present the risks below in their order of significance, the relative likelihood that we will experience a loss or the magnitude of any such loss. We also do not attempt to discuss the various efforts we employ to attempt to mitigate or avoid the risks we identify.

External Market Risk Factors

GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS CAN HAVE A NEGATIVE IMPACT ON OUR BUSINESS. We have experienced in past years, are currently experiencing, and expect in the future to be negatively impacted by, periods of economic slowdown or recession, and corresponding declines in the demand for real estate and related services, within the markets in which we operate. The current economic recession has been extraordinary for its worldwide scope, its severity and its impact on major financial institutions, among other aspects. Real estate markets tend to be cyclical and related to the condition of the economy or, at least, to the perceptions of investors and users as to the relevant economic outlook. For example, corporations may be hesitant to expand space or enter into long-term commitments if they are concerned with the economic environment. Corporations that are under financial pressure for any reason, or are attempting to more aggressively manage their expenses, may reduce the size of their workforces and/or seek corresponding reductions in office space and related management services. For example, announcements about workforce reductions appear to have started to accelerate toward the end of 2008 and are continuing during the first quarter of 2009. Negative economic conditions and declines in the demand for real estate and related services in several markets or in significant markets could have a material adverse effect on our business, results of operations and/or financial condition, including as a result of the following factors:

•	Decline in Acquisition and Disposition Activity

A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers. Beginning in the second half of 2007, the well-publicized and severe restriction in the availability of credit in the global financial markets has significantly reduced the volume and pace of commercial real estate transactions compared with 2006, and has also negatively impacted real estate pricing as a general matter in many countries. While we were able to maintain the level of our total revenue in 2008 versus 2007, our Capital Markets and Hotels businesses have been significantly impacted by the global credit crisis. Revenues from Capital Markets and Hotels declined 47% or $261 million in 2008, excluding the impact of a significant second quarter 2007 Asia Pacific Hotels advisory fee. Although we believe we have continued to gain market share in many of the markets in which we compete, the additional transaction volumes from an increase in market share have not fully offset the overall declines in these markets in 2007 or in 2008. This situation has continued into 2009. If the current economic conditions continue for an extended period or significantly worsen, they could have a material adverse effect on our business, results of operations and/or financial condition.

•	Decline in the Real Estate Values and Performance, Leasing Activity and Rental Rates

A general decline in the value and performance of real estate and in rental rates can lead to a reduction in investment management fees (a significant portion of which is generally based upon the performance of investments and net asset values) and the value of the co-investments we make with our investment management clients or merchant banking investments we have made for our own account. Additionally, such declines can lead to a reduction in fees and commissions that are based upon the value of, or revenues produced by, the properties with respect to which services are provided, including fees and commissions for property management and valuations, and for arranging acquisitions, dispositions, leasing and financings. They can also lead to an unwillingness or inability of clients to make capital commitments to funds sponsored by our investment management business, which can result in a decline of both investment management fees and incentive fees, and can also restrict our ability to employ capital for new investments in current funds or establish new funds. Historically, a significant decline in real estate values in a given market has also tended to result in increases in litigation regarding advisory and valuation work done prior to the decline. Many of the markets in which we compete have been experiencing sometimes significant declines in real estate prices and rental rates and we are unable to predict accurately the extent to which those declines will continue or for how long.

•	Decline in Real Estate Investment Activity

A general decline in real estate investment activity can lead to a reduction in the fees generated from the acquisition of property for clients, as well as in the fees and commissions generated by our Capital Markets, Hotels and other businesses for arranging acquisitions, dispositions and financings, and in our investment management fees.

•	Decline in Value of Real Estate Securities

A general decline in the value of real estate securities (for example, real estate investment trusts, or “REITs”) will have a negative effect on the value of the portfolios that our LaSalle Investment Management Securities business manages, and any securities held in accounts that LaSalle Investment Management manages, and therefore the fees we earn on assets under management. In addition, a general decline in the value of real estate securities could negatively impact the amount of money that investors are willing to allocate to real estate securities and the pace of engaging new investor clients.

•	Cyclicality in the Real Estate Markets

Cyclicality in the real estate markets may lead to cyclicality in our earnings and significant volatility in our stock price, which in recent years has been highly sensitive to market perception of the global economy generally and our industry specifically.

•	Effect of Changes in Non-Real Estate Markets

Changes in non-real estate markets can also affect our business. For example, strength in the equity markets can lead certain investors to lower the level of capital allocated to real estate, which in turn can mean that our ability to generate fees from the operation of our investment management business will be negatively impacted. Strength in the equity markets can also negatively impact the performance of real estate as an asset class, which in turn means that the incentive fees relating to the performance of our investment funds will be negatively impacted. On the other hand, weakness in the equity markets relative to real estate can make real estate investments too great of a proportion of the portfolios of certain investors, such as pension funds and endowments, which as a result may switch out of real estate in order to rebalance their portfolios due to the so-called “denominator effect.”

REAL ESTATE SERVICES AND INVESTMENT MANAGEMENT MARKETS ARE HIGHLY COMPETITIVE. We provide a broad range of commercial real estate and investment management services, and there is significant competition on an international, regional and local level with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, firms providing outsourcing services of various types (including technology or building products) and companies bringing their real estate services in-house (any of which may be a global, regional or local firm). Many of our competitors are local or regional firms, which, although substantially smaller in overall size, may be larger in a specific local or regional market. Some of our competitors have expanded the services they offer in an attempt to gain additional business. Some may be providing outsourced facilities management services in order to sell products to clients (such as HVAC systems) that we do not offer. Some of our competitors may have greater financial, technical and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or better-capitalized competitors may be able to respond faster to the need for technological changes, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily and generally compete more aggressively for market share.

New competitors or alliances among competitors that increase their ability to service clients could emerge and gain market share, develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services we offer. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would have an adverse effect on our revenues and profit margins. As we are in a consolidating industry, there exists the inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. While we have successfully grown organically and through a series of acquisitions, sourcing and completing acquisitions are complex and sensitive activities and there is no assurance that we will be able to continue our acquisition activity in the future at the same pace as we have in the past, particularly given the current market declines and credit contractions.

The severe global economic downturn may increase instability at our competitors and this may lead to a willingness on their part to engage in predatory pricing in order to maintain market shares or client relationships. If this occurs, it will increase the competitive risks we face although it will differ from one competitor to another given their different positions within the marketplace and their different financial situations.

We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason with as little as 30 to 60 days’ notice, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition will be materially adversely affected. It is possible that the global economic downturn may lead to additional pricing pressure from clients as they themselves come under financial pressure, participate in governmental bail-out programs or file for bankruptcy or insolvency protection, as some significant clients have already done.

Given the value and premium status of our brand, which is one of our most important assets, an inherent risk in our business is that we may fail to successfully differentiate the scope and quality of our service and product offerings from those of our competitors. Additionally, given the rigors of the competitive marketplace in which we operate, there is the risk that we may not be able to continue to find ways to operate more cost-effectively, including by achieving economies of scale, or that we will be limited in our ability to further reduce the costs required to operate on a globally coordinated platform.

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

As a result of various measures we have taken to more equally spread our IOS revenue throughout the year, there has been somewhat less seasonality in our revenues and profits during the past few years than there was historically, but we believe that some level of seasonality will always be inherent in our industry and outside of our control. We are unable to predict whether the continued global economic downturn, which has already led to unprecedented market disruptions as well as unprecedented levels of government intervention, will have an effect on the historical seasonality of our business in 2009 and beyond.

POLITICAL AND ECONOMIC INSTABILITY AND TRANSPARENCY: PROTECTIONISM; TERRORIST ACTIVITIES; HEALTH EPIDEMICS. We operate in 60 countries with varying degrees of political and economic stability and transparency. For example, certain Asian, Eastern European and South American countries have experienced serious political and economic instability within the past few years, and such instability will likely continue to arise from time to time in countries in which we have operations. It is difficult for us to predict where or when a significant change in the political leadership or regime within a given country may occur, or what the implications of such a change will be on our operations given that legislative, tax and business environments can be altered quickly and dramatically. As a result, our ability to operate our business in the ordinary course may be disrupted in one way or another, with corresponding reductions in revenues, increases in expenses or other material adverse effects. It is possible that the global economic downturn will exacerbate these issues since, for example, high unemployment might lead to civil unrest and significant political instability.

Under current economic conditions there may be a growing movement by governments to protectionist policies which favor local firms over foreign firms or which restrict cross-border capital flows. This could affect our ability to utilize and benefit from our global platform and integrated business model.

In addition, terrorist activities have escalated in recent years and at times have affected cities in which we operate. The 2008 terrorist attack in Mumbai, India, where we have a presence, is an example. To the extent that similar terrorist activities continue to occur, they may adversely affect our business because they tend to target the same type of high-profile urban areas in which we do business.

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

INFRASTRUCTURE DISRUPTIONS. Our ability to conduct a global business may be adversely impacted by disruptions to the infrastructure that supports our businesses and the communities in which they are located. This may include disruptions involving electrical, communications, transportation or other services used by Jones Lang LaSalle or third parties with which we conduct business, or disruptions as the result of natural disasters (such as hurricanes, earthquakes and floods), political instability, general labor strikes or turmoil or terrorist attacks. These disruptions may occur, for example, as a result of events affecting only the buildings in which we operate (such as fires), or as a result of events with a broader impact on the cities where those buildings are located (including, potentially, the longer-term effects of global climate change). Nearly all of our employees in our primary locations, including Chicago, London, Singapore and Sydney, work in close proximity to each other in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.

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

There can be no assurance that the disaster recovery and crisis management procedures we employ will suffice in any particular situation to avoid a significant loss. Given that our staff is increasingly mobile and less reliant on physical presence in a Company office, our disaster recovery plans are also increasingly reliant on the availability of the internet and mobile phone technology, so the disruption of those systems would likely affect our ability to recover from a crisis situation.

CIVIL AND REGULATORY CLAIMS; LITIGATING DISPUTES IN DIFFERENT JURISDICTIONS. Substantial civil legal liability or a significant regulatory action against the Firm could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business prospects. While we do maintain commercial insurance in an amount we believe is appropriate, we also maintain a significant level of self-insurance for the liabilities we may incur. Although we place our commercial insurance with only highly-rated companies, the value of otherwise valued claims we hold under insurance policies may become uncollectible due to the insolvency of the applicable insurance company. The global economic downturn has made insurance companies less stable financially and has therefore increased this risk to us as some of the most prominent insurers have experienced downgrades in their financial ratings. The quality of ratings provided by outside rating agencies has also generally been called into question in connection with the global financial crisis, which may increase the risk of relying on these ratings when we conduct due diligence on the credit-quality of insurance companies. Additionally the claims we have can be complex and insurance companies can prove difficult or bureaucratic in resolving claims, which may result in payments to us being delayed or reduced or that we must litigate in order to enforce an insurance policy claim.

Because any disputes we have with third parties, or any government regulatory matters, must generally be adjudicated within the jurisdiction in which the dispute arose, our ability to resolve our disputes successfully depends on the local laws that apply and the operation of the local judicial system, the timeliness, quality, transparency, integrity and sophistication of which varies widely from one jurisdiction to the next. Our geographic diversity therefore may expose us to disputes in certain jurisdictions that could be challenging to resolve efficiently and/or effectively, particularly as there appears to be a tendency toward more litigation in emerging markets, where the rule of law is less reliable and legal systems are less mature and transparent. It may also be more difficult to collect receivables from clients who do not pay their bills in certain jurisdictions, since resorting to the judicial system in certain countries may not be an effective alternative given the delays and costs involved.

Internal Operational Risk Factors

CONCENTRATIONS OF BUSINESS WITH CORPORATE CLIENTS CAUSING INCREASED CREDIT RISK AND GREATER IMPACT FROM THE LOSS OF CERTAIN CLIENTS. While our client base remains diversified across industries and geographies, we do value the expansion of business relationships with individual corporate clients and the increased efficiency and economics (both to our clients and our Firm) that can result from developing repeat business from the same client and from performing an increasingly broad range of services for the same client. At the same time, having increasingly large and concentrated clients also can lead to greater or more concentrated risks of loss if, among other possibilities, such a client (1) experiences its own financial problems, which can lead to larger individual credit risks, (2) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced, (3) decides to reduce its operations or its real estate facilities, (4) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations, (5) decides to change its providers of real estate services or (6) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers. Additionally, increasingly large clients may, and sometimes do, attempt to leverage the extent of their relationships with us during the course of contract negotiations or in connection with disputes or potential litigation. We expect the global economic downturn to increase these risks as it has created significant financial distress for many organizations, including ones that are clients of ours.

CONTRACTUAL LIABILITIES AS PRINCIPAL AND FOR WARRANTED PRICING. We may, on behalf of our clients, hire and supervise third-party contractors to provide construction, engineering and various other services for our managed properties or the properties we are developing. Depending upon the terms of our contracts with clients (which, for example, may place us in the position of a principal rather than an agent) or responsibilities we assume or are legally deemed to have assumed in the course of a client engagement (whether or not memorialized in a contract), we may be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties whom we do not control. Adverse outcomes of property management disputes or litigation could negatively impact our business, operating results and/or financial condition, particularly if we have not limited in our contracts the extent of damages to which we may be liable for the consequences of our actions or if our liabilities exceed the amounts of the commercial third-party insurance that we carry. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property manager even if we have technically disclaimed liability as a legal matter, in which case we may be pressured to participate in a financial settlement for purposes of preserving the client relationship. Acting as a principal may also mean that we pay a contractor before we have been reimbursed by the client, which exposes us to additional risks of collection from the client in the event of an intervening bankruptcy or insolvency of the client.

As part of our project management business, we may enter into agreements with clients that provide for a warranted or guaranteed cost for a project that we manage. In these situations, we are responsible for managing the various other contractors required for a project, including general contractors, in order to ensure that the cost of a project does not exceed the contract price and that the project is completed on time. In the event that one of the other contractors on the project does not or cannot perform as a result of bankruptcy or for some other reason, we may be responsible for any cost overruns as well as the consequences for late delivery. The global economic downturn increases the chances that these risks will be realized.

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

CO-INVESTMENT, INVESTMENT, MERCHANT BANKING AND REAL ESTATE INVESTMENT BANKING ACTIVITIES SUBJECT US TO REAL ESTATE INVESTMENT RISKS AND POTENTIAL LIABILITIES. An important part of our investment strategy includes investing in real estate, both individually and along with our money management clients. In order to remain competitive with well-capitalized financial services firms, we also make merchant banking investments, as the result of which we may use Firm capital to acquire properties before the related investment management funds have been established or investment commitments received from third-party clients. An emerging but potentially significant strategy is to further engage in certain real estate investment banking activities in which we, either solely or with one or more joint venture partners, would employ capital to assist our clients in maximizing the value of their real estate (for example, we might acquire a property from a client that wishes to dispose of it within a certain time frame, after which we would market it for sale as the principal and therefore assume any related market risk). We also have business lines that have as part of their strategy the acquisition, development, management and sale of real estate. Investing in any of these types of situations exposes us to a number of risks that could have a material adverse effect on our business, results of operations and/or financial condition. Although our investment activities were substantially curtailed during 2008 and so far into 2009 as the result of the worldwide credit crisis and economic downturn, we do anticipate that these strategies will ultimately re-emerge as the markets stabilize. Investing in real estate for the above reasons poses the following risks:

•

We may lose some or all of the capital that we invest if the investments perform poorly. Real estate investments can perform poorly as the result of many factors outside of our control, including the general reduction in asset values within a particular geography or asset class. Starting in 2007 and continuing through 2008, for example, real estate prices in many markets throughout the world began to decline generally as the result of the significant tightening of the credit markets.

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

•

We make co-investments in real estate in many countries, and this presents risks as described above in “External Market Risk Factors.” Without limitation, this may include changes to tax treaties, tax policy, foreign investment policy or other local legislative changes that may adversely affect the performance of our co-investments. The global economic downturn increases the chances of significant changes in government policies generally, the effects of which are inherently difficult to predict.

•

We generally make co-investments in the local currency of the country in which the investment asset exists and we will therefore be subject to the risks described below under “Currency Restrictions and Exchange Rate Fluctuations.”

CORPORATE CONFLICTS OF INTEREST. All providers of professional services to clients, including our Firm, must manage potential conflicts of interest that may arise, principally where the primary duty of loyalty owed to one client is somehow potentially weakened or compromised by a relationship also maintained with another client or third party. Corporate conflicts of interest arise in the context of the services we provide as a firm to our different clients. Personal conflicts of interest on the part of our employees are separately considered as issues within the context of our Code of Business Ethics. The failure or inability of the Firm to identify, disclose and resolve potential conflicts of interest in a significant situation could have a material adverse effect on our business, operating results and/or financial condition.

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

Another example is that in certain countries, based upon applicable regulations and local market dynamics, we have established joint ventures or other arrangements with insurance brokers through which insurance coverage is offered to clients, tenants in buildings we manage and vendors to those buildings. In any case, although we fully disclose our arrangements and do not require anyone to use the insurance services, Jones Lang LaSalle has a financial interest in the placement of insurance with such third parties and therefore we may be deemed to have certain conflicts of interest in those situations.

CLIENT DUE DILIGENCE. There are circumstances where the conduct or identity of our clients could cause us reputational damage or financial harm or could lead to our non-compliance with certain laws, as the result of which there could be a material adverse effect on our business, operating results and/or financial condition. An example would be the attempt by a client to “launder” funds through its relationship with us, namely to disguise the illegal source of funds that are put into otherwise legitimate real estate investments. Another example is doing business with a client that has been listed on one of the “prohibited persons” lists now published by many countries around the world. Our efforts to evaluate clients before doing business with them in order not to do business with a prohibited party and to avoid attempts to launder money or otherwise to exploit their relationship with us may not be successful in all situations since compliance for a business such as ours is very complex and also since we take a risk-based approach to the procedures we have employed. Additionally, it is not always possible to accurately determine the ultimate owners or control persons within our clients’ organizations or other entities with which we do business, particularly if they are actively attempting to hide such information from regulatory authorities, and we may therefore unknowingly be doing business with entities that are otherwise involved in illegal activities that do not involve us.

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

Identifying the regulations with which we must comply and then complying with them are complex activities in our circumstances and may not be successful in all situations, as the result of which we could be subject to regulatory actions and fines for non-compliance. The global economic crisis has resulted in an unusual level of government and legislative activities, which we expect will continue into the future and which exacerbates these risks.

LICENSING REQUIREMENTS. The brokerage of real estate sales and leasing transactions, property management, conducting valuations, trading in securities for clients and the operation of the investment advisory business, among other business lines, require us to maintain licenses in various jurisdictions in which we operate. If we fail to maintain our licenses or conduct brokerage, management, valuations, investment advisory or other regulated activities without a license, we may be required to pay fines or return commissions received or have licenses suspended. Our acquisition activity increases these risks because we must successfully transfer licenses of the acquired entities and their staff, as appropriate. Licensing requirements may also preclude us from engaging in certain types of transactions or change the way in which we conduct business or the cost of doing so. In addition, because the size and scope of real estate sales transactions and the number of countries in which we operate or invest have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous licensing regimes and the possible loss resulting from noncompliance have increased. Also, significant and highly publicized accounting and investment management frauds in various businesses and countries during 2008 and so far in 2009 may result in significant changes in regulations that may affect our business.

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

COMPUTER AND INFORMATION SYSTEMS. Our business is highly dependent on our ability to process transactions across numerous and diverse markets in many currencies. If any of our financial, accounting, human resources or other data processing, e-mail, client accounting, funds processing or electronic information management systems do not operate properly or are disabled (including as the result of computer viruses, problems with the internet or sabotage), we could suffer a disruption of our businesses, liability to clients, loss of client data, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including disruptions of electrical or communications services, disruptions caused by natural disasters, political instability or terrorist attacks, or our inability to occupy one or more of our buildings. As we outsource significant portions of our IT functions to third-party providers, we bear the risk of having somewhat less direct control over the manner and quality of performance than we would if done by our own employees.

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

The Firm has been implementing significant new financial, human resources, client relationship management and intranet software systems on a worldwide basis, and is in the process of transitioning various significant processes to these new systems. This implementation is complex and will continue throughout 2009 and into 2010. If the Firm does not implement these new systems effectively, or if any of the new systems does not operate as intended, the effectiveness of the Firm’s financial reporting or internal controls could be materially and adversely affected.

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

In 2007, we announced the merger of our operations in India with those of a third party, as the result of which we are now operating in India under the name Jones Lang LaSalle Meghraj.

In 2008, the acquisition of Kemper’s, a Germany-based retail specialist, made us the largest property advisory business in Germany. The acquisition later that year of Staubach, a U.S. real estate services firm specializing in tenant representation with 1,000 employees, significantly enhanced our presence in key tenant representation markets across the United States, made us the market leader in public sector services and added scale to our industrial brokerage, investment sales, corporate finance and project and development services.

Also in 2006, 2007 and 2008, we completed a number of other smaller but still strategically important acquisitions in various countries. Any such acquisitions may subject us to a number of significant risks, any of which may prevent us from realizing the anticipated benefits or synergies of the acquisition. The integration of companies is a complex and time-consuming process that could significantly disrupt the businesses of Jones Lang LaSalle and the acquired company. The challenges involved in integration and realizing the benefits of an acquisition include:

•	Diversion of management attention and financial resources from existing operations;

•	Difficulties in integrating cultures, compensation structures, operations, existing contracts, accounting processes and employees and realizing the anticipated synergies of the combined businesses;

•	Inability to retain the management, key personnel and other employees of the acquired business;

•	Inability to retain clients of the acquired business;

•

Exposure to legal, environmental, employment and other types of claims for activities of the acquired business prior to acquisition, including those that may not have been adequately identified during the pre-acquisition due diligence investigation or those which the legal documentation associated with the transaction did not successfully terminate or transfer;

•	Addition of business lines in which we have not previously engaged (for example, general contractor services for “ground-up” construction development projects);

•	Inability to effectively integrate the acquired business and its employees, or to successfully integrate merged operations in a timely or complete manner; and

•	Potential impairment of intangible assets, which could adversely affect our reported results.

Our failure to meet the challenges involved in successfully integrating our operations with those of another company or otherwise to realize any of the anticipated benefits of an acquisition could harm our business, results of operations and financial condition. Additionally, the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the consideration payable for the acquisition or other resources to another opportunity.

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

ABILITY TO PROTECT INTELLECTUAL PROPERTY; INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS. Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property (such as our service marks, client lists and information, and business methods). Existing laws of some countries in which we provide or intend to provide services (or the extent to which their laws are enforced) may offer only limited protections of our intellectual property rights. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements, and on patent, copyright and trademark laws to protect our intellectual property rights. Our inability to detect unauthorized use (for example, by former employees) or take appropriate or timely steps to enforce our intellectual property rights may have an adverse effect on our business. These risks may be enhanced due to increased employee redundancies that result from the economic downturn.

We cannot be sure that the intellectual property that we may use in the course of operating our business or the services we offer to clients do not infringe on the rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services.

ABILITY TO CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES. If we are not able to continue to successfully implement the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, our reputation, financial results and the market price of our stock could suffer. While we believe that we have adequate internal financial reporting control procedures in place, we may be exposed to potential risks from this legislation, which requires companies to evaluate their internal controls and have their controls attested to by their independent auditors on an annual basis. We have evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls over financial reporting as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2008. However, there can be no assurance that we will continue to receive a positive attestation in future years, particularly since standards continue to evolve and are not necessarily being applied consistently from one auditing firm to another. If we identify one or more material weaknesses in our internal controls in the future that we cannot remediate in a timely fashion, we may be unable to receive a positive attestation at some time in the future from our independent auditors with respect to our internal controls over financial reporting.

Financial Risk Factors

WE MAY HAVE INDEBTEDNESS WITH FIXED OR VARIABLE INTEREST RATES AND CERTAIN COVENANTS WITH WHICH WE MUST COMPLY. We currently have the ability to borrow, from a syndicate of lenders, up to $870 million on an unsecured revolving credit facility and a term loan agreement (together the “Facilities”), with capacity to borrow up to an additional $49.9 million under local overdraft facilities. At December 31, 2008, we had $483.9 million of unsecured indebtedness on the Facilities ($288.9 million on our revolving credit facility and $195.0 million on our term loan facility) and $24.3 million outstanding on local overdraft facilities. Our average outstanding borrowings under the Facilities were $440.3 million during 2008 at an effective interest rate of 4.1%. During 2008, we incurred a substantial amount of additional indebtedness from our lending syndicate in order to finance the acquisition of Staubach and we also incurred a substantial amount of seller financing, which is presented as Deferred business acquisition obligations on our consolidated balance sheet, as the result of which the Company has significantly more indebtedness outstanding at the end of 2008 than it did at the end of 2007.

Our outstanding borrowings fluctuate during the year primarily due to varying working capital requirements. For example, payment of annual incentive compensation represents a significant working capital requirement commanding increased borrowings in the first half of the year, while historically the Firm’s seasonal earnings pattern provides more cash flow in the second half of the year. While we have no plans to make acquisitions in the midst of the current economic downturn, to the extent we continue our acquisition activities in the future, the level of our indebtedness could increase materially if we use the Facilities to fund such purchases.

The terms of the Facilities contain a number of covenants that could restrict our flexibility to finance future operations or capital needs, or to engage in other business activities that may be in our best interest. The debt covenants limit our ability, among other things, to:

•	Encumber or dispose of assets;
•	Incur additional indebtedness;
•	Make investments;
•	Make capital expenditures;
•	Increase dividends; and
•	Engage in acquisitions.

In addition, the Facilities require that we maintain a consolidated net worth of at least $894 million and a leverage ratio not exceeding 3.5 to 1 through September 30, 2009, at which time it will revert to 3.25 to 1. We must also maintain a minimum cash interest coverage ratio of 2.0 to 1.

If we are unable to make required payments under the Facilities or if we breach any of the debt covenants, we will be in default under the terms of the Facilities. A default under the Facilities could cause acceleration of repayment of outstanding amounts as well as defaults under other existing and future debt obligations.

VOLATILITY IN LASALLE INVESTMENT MANAGEMENT INCENTIVE FEE REVENUES. LaSalle Investment Management’s, portfolio is of sufficient size to periodically generate large incentive fees and, in some cases, equity gains that significantly contribute to our earnings and to the changes in earnings from one year to the next. Volatility in this component of our earnings is inevitable due to the nature of this aspect of our business, and the amount of incentive fees or equity gains we may recognize in future quarters is inherently unpredictable and relates to market dynamics in effect at the time. The speed with which the real estate markets worldwide turned from positive to negative starting in 2007 and continuing through 2008 is a further indication of the volatility to which we are subject and over which we have no control. In the case of our commingled funds, underlying market conditions, particular decisions regarding the acquisition and disposition of fund assets, and the specifics of the client mandate will determine the timing and size of incentive fees from one fund to another. For separate accounts, where asset management is ongoing, we also may earn incentive fees at periodic agreed-upon measurement dates, and they may be related to performance relative to specified real-estate indices (such as that published by the National Council of Real Estate Investment Fiduciaries (NCREIF)).

While LaSalle Investment Management has focused over the past several years on developing more predictable annuity-type revenues, incentive fees have been, and will continue to be, an important part of our revenues and earnings. As a result, the volatility described above should be expected to continue. For example, in 2006, we recognized one very significant incentive fee from the long-term performance of a separate account where we have ongoing portfolio management. This incentive fee was payable only once every four years and was calculated based on the account’s performance above a real rate of return so long as the account’s performance has exceeded a NCREIF-based index. The incentive fee will next be measured after a five-year performance period. Given the extraordinary fall in asset prices that many markets have experienced starting in 2007, it is likely that our incentive fees will fall significantly in future periods, but that may be offset by our ability to take advantage of lower asset prices as we make new investments, although predicting with any confidence how all of these complicated factors will ultimately affect our future results is problematic.

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

VOLATILITY IN HOTELS AND CAPITAL MARKETS FEES. We have business lines other than LaSalle Investment Management that also generate fees based on the timing, size and pricing of closed transactions and these fees may significantly contribute to our earnings and to changes in earnings from one quarter or year to the next. For example, in 2007 our Hotels business generated one very substantial fee from the sale of a large portfolio of hotels on behalf of a particular client. Volatility in this component of our earnings is inevitable due to the nature of these businesses and the amount of the fees we will recognize in future quarters is inherently unpredictable, even more so due to significant negative market changes worldwide that surfaced during 2007 and continued through 2008.

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

Additionally, although we operate globally, we report our results in U.S. dollars, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. Dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, have fluctuated significantly in recent years, strengthening against the U.S. dollar over the course of 2006 and 2007, and weakening in second half of 2008. For the year ended December 31, 2008, 42% of our revenue was attributable to operations with U.S. dollars as their functional currency, and 58% was attributable to operations having other functional currencies. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

We are authorized to use currency-hedging instruments, including foreign currency forward contracts, purchased currency options and borrowings in foreign currency. There can be no assurance that such hedging will be economically effective. We do not use hedging instruments for speculative purposes.

As currency forward and option contracts are generally conducted off-exchange or over-the-counter (“OTC”), many of the safeguards accorded to participants on organized exchanges, such as the performance guarantee of an exchange clearing house, are generally unavailable in connection with OTC transactions. In addition, there can be no guarantee that the counterparty will fulfill its obligations under the contractual agreement, especially in the event of a bankruptcy or insolvency of the counterparty, which would effectively leave us unhedged.

The following table sets forth the revenues derived from our most significant currencies on a revenue basis ($ in millions):

	2008	2007
United States dollar	$1,131.8	$959.5
Euro	480.7	453.0
British pound	344.0	460.7
Australian dollar	160.2	182.6
Singapore dollar	130.4	114.2
Japanese yen	92.7	183.5
Hong Kong dollar	83.1	64.8
Other currencies	274.7	233.8
Total revenues	$2,697.6	$2,652.1

In 2008, many of the most significant governments worldwide enacted economic stimulus measures of various types. It is inherently difficult to predict how and when these measures will affect the relative values of currencies and in any event we anticipate significant continuing volatility in currency exchange rates.

GREATER DIFFICULTY IN COLLECTING ACCOUNTS RECEIVABLE IN CERTAIN COUNTRIES AND REGIONS. We face challenges to our ability to efficiently and/or effectively collect accounts receivable in certain countries and regions. For example, in Asia, many countries have underdeveloped insolvency laws, and clients often are slow to pay. In Europe, clients in some countries, particularly Spain, Italy and France, also tend to delay payments, reflecting a different business culture over which we do not necessarily have any control. Less-developed countries may have very lengthy or difficult judicial processes that can make collections through the court system more problematic than they would otherwise be. Additionally, the increasing weakness in the global economy has put additional financial stress on clients, which in turn has negatively impacted our ability to collect our receivables fully or in a timely manner. We cannot be sure that the procedures we use to identify and rectify slowly paid receivables, and to protect ourselves against the insolvencies or bankruptcies of clients, landlords and other third parties with which we do business, will be effective in all cases. We expect that 2009 will continue to be an unusually challenging business environment in which to collect receivables.

INCREASING FINANCIAL RISK OF COUNTERPARTIES, INCLUDING REFINANCING RISK. The unprecedented disruptions and dynamic changes in the financial markets, and particularly insofar as they have led to major changes in the status and creditworthiness of some of the world’s largest banks, investment banks and insurance companies, among others, have generally increased the counterparty risk to us from a financial standpoint of (1) obtaining new credit commitments from lenders, (2) refinancing credit commitments or loans that have terminated or matured according to their terms (including funds sponsored by our investment management subsidiary which use leverage in the ordinary course of their investment activities), (3) placing insurance, (4) engaging in hedging transactions, (5) maintaining cash deposits or other investments and (6) otherwise conducting business with third parties. We generally attempt to conduct business with only the highest quality and most well-known counterparties, but there can be no assurance (1) that our efforts to evaluate their creditworthiness will be effective in all cases (particularly as the quality of credit ratings provided by the nationally recognized rating agencies has been called into question), (2) that we will always be able to obtain the full benefit of the financial commitments made to us by lenders, insurance companies, hedging counterparties or other organizations with which we do business or (3) that we will always be able to refinance existing indebtedness (or commitments to provide indebtedness) which has matured by its terms, including funds sponsored by our investment management subsidiary. Additionally, the ability of government regulatory authorities to adequately monitor and regulate banks, investment banks, securities firms and insurance companies has also been significantly called into question during the current downturn (for example, in identifying and preventing “pyramid schemes” and other potential systemic failures in a timely fashion), as the result of which the overall risk of unforeseeable financial loss from engaging in business with ostensibly regulated counterparties has increased.

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

Changes in tax legislation or tax rates may occur in one or more jurisdictions in which we operate that may materially increase the cost of operating our business. This includes the potential for significant legislative policy change in the taxation objectives with respect to the income of multinational corporations, as has recently been the subject of policy debate and proposals in the United States and the United Kingdom. Although we are uncertain as to the ultimate results, or what the effects will be on our businesses in particular, it is possible that some governments will make significant changes to their tax policies as part of their responses to their weakened economies.

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

Human Resources Risk Factors

DIFFICULTIES AND COSTS OF STAFFING AND MANAGING INTERNATIONAL OPERATIONS. The coordination and management of international operations pose additional costs and difficulties. We must manage operations in many time zones and that involve people with language and cultural differences. Our success depends on finding and retaining people capable of dealing with these challenges effectively and who will represent the Firm with the highest levels of integrity. If we are unable to attract and retain qualified personnel, or to successfully plan for succession of employees holding key management positions, our growth may be limited, and our business and operating results could suffer. Among the challenges we face in retaining our people is maintaining a compensation system that rewards them consistent with local market practices and with our profitability, which can be especially difficult where competitors may be attempting to gain market share by hiring our best people at rates of compensation that are well above the current market level.

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

The worldwide credit crisis and economic recession have caused us to restructure certain parts of our business in order to size them properly relative to levels of business activity we expect in the markets in which we compete. These activities, which we expect to continue in 2009, present additional risks to the business. When addressing staffing in connection with a restructuring of our organization or a downturn in economic conditions or activity, we must take into account the employment laws of the countries in which actions are contemplated, which, in some cases, can result in significant costs, time delays in implementing headcount reductions and, potentially, litigation regarding allegedly improper employment practices.

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

EMPLOYEE AND VENDOR MISCONDUCT. Like any business, we run the risk that employee fraud or other misconduct could occur. In a company such as ours with more than 36,000 employees, it is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee misconduct, including fraud, can cause significant financial or reputational harm to any business, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts.

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

Anecdotally, the risk that the Company will be the victim of fraud, both from employees and third parties, is generally thought to increase during times of general economic stress such as we are now experiencing.

ITEM  1B. UNRESOLVED STAFF COMMENTS

None.

ITEM  2. PROPERTIES

Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 165,000 square feet of office space pursuant to a lease that expires in February 2016. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have 180 corporate offices worldwide located in most major cities and metropolitan areas as follows: 64 offices in 7 countries in the Americas (including 55 in the

United States), 60 offices in 24 countries in EMEA and 56 offices in 13 countries in Asia Pacific. Our offices are each leased pursuant to agreements with terms ranging from month-to-month to 10 years. In addition, we have on-site property and corporate offices located throughout the world. On-site property management offices are generally located within properties that we manage and are provided to us without cost.

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

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Jones Lang LaSalle’s shareholders during the fourth quarter of 2008.

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed for trading on the New York Stock Exchange under the symbol “JLL.”

As of February 17, 2009, there were 18,285 beneficial holders of our Common Stock.

The following table sets forth the high and low daily closing prices of our Common Stock as reported on the New York Stock Exchange.

	HIGH	LOW
2008
Fourth Quarter	$40.49	$19.18
Third Quarter	$62.86	$38.57
Second Quarter	$90.19	$59.91
First Quarter	$81.43	$60.57
2007
Fourth Quarter	$108.45	$70.48
Third Quarter	$123.17	$95.92
Second Quarter	$120.10	$102.76
First Quarter	$109.33	$90.60

Dividends

On December 15, 2008 we paid a semi-annual dividend of $0.25 per share of our common stock to holders of record at the close of business on November 14, 2008. This was a 50% decrease from the $0.50 per share dividend paid in June 2008. A dividend-equivalent in the same amount was also paid simultaneously on outstanding but unvested restricted stock units granted under the Company’s Stock Award and Incentive Plan. There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates, remains subject to final determination by the Company’s Board of Directors.

Transfer Agent

BNY Mellon Shareowner Services

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

Comparison of Cumulative Total Return

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG JONES LANG LASALLE INCORPORATED, THE S&P 500 INDEX AND A PEER GROUP

The following graph compares the cumulative 5-year total return to shareholders on Jones Lang LaSalle Incorporated’s common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group of two companies that includes: Grubb & Ellis Company and CB Richard Ellis Group Inc. The graph assumes that the value of the investment in the Company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2003 and tracks it through December 31, 2008.

Share Repurchases

No shares were repurchased in 2008 under our share repurchase programs.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

The following table sets forth our summary historical consolidated financial data. The information should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(IN THOUSANDS, EXCEPT SHARE			YEAR ENDED DECEMBER 31,
DATA)	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenue	$2,697,586	2,652,075	2,013,578	1,390,610	1,166,958
Operating income	151,463	342,320	244,079	131,751	89,521
Interest expense, net of interest income	30,568	13,064	14,254	3,999	9,292
Loss on extinguishment of Senior Notes	—	—	—	—	11,561
Gain on sale of investments	—	6,129	—	—	—
Equity in (losses) earnings from real estate ventures	(5,462)	12,216	9,221	12,156	17,447
Income before provision for income taxes and minority interest	115,433	347,601	239,046	139,908	86,115
Provision for income taxes	28,743	87,595	63,825	36,236	21,873
Minority interest in earnings of subsidiaries, net of taxes	1,807	2,174	—	—	—
Net income before cumulative effect of change in accounting principle	84,883	257,832	175,221	103,672	64,242
Cumulative effect of change in accounting principle, net of tax (1)	—	—	1,180	—	—
Net income	$84,883	257,832	176,401	103,672	64,242
Dividends on unvested common stock, net of tax	1,368	1,342	1,057	385	—
Net income available to common shareholders	$83,515	256,490	175,344	103,287	64,242
Basic earnings per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$2.56	8.05	5.50	3.30	2.08
Cumulative effect of change in accounting principle, net of tax (1)	—	—	0.03	—	—
Dividends on unvested common stock, net of tax	(0.04)	(0.04)	(0.03)	(0.01)	—
Basic earnings per common share	$2.52	8.01	5.50	3.29	2.08
Basic weighted average shares outstanding	33,098,228	32,021,380	31,872,112	31,383,828	30,887,868
Diluted earnings per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$2.48	7.68	5.24	3.13	1.96
Cumulative effect of change in accounting principle, net of tax (1)	—	—	0.03	—	—
Dividends on unvested common stock, net of tax	(0.04)	(0.04)	(0.03)	(0.01)	—
Diluted earnings per common share	$2.44	7.64	5.24	3.12	1.96
Diluted weighted average shares outstanding	34,205,120	33,577,927	33,447,939	33,109,261	32,845,281

(1)	The cumulative effect of change in accounting principle in 2006 is the result of our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). As a result of adopting SFAS 123R on January 1, 2006, we credited $1.2 million to the income statement, as the cumulative effect of a change in accounting principle, which represented the expense recognized in prior years on shares we expect to be forfeited prior to their vesting date.

(IN THOUSANDS, EXCEPT SHARE			YEAR ENDED DECEMBER 31,
DATA)	2008	2007	2006	2005	2004
Other Data:
EBITDA (2)	$233,410	412,729	302,387	177,358	128,788
Ratio of earnings to fixed charges (3)	2.65X	8.33X	6.99X	6.75X	3.90X
Cash flows provided by (used in):
Operating activities	$33,365	409,418	377,703	120,636	161,478
Investing activities	(494,864)	(258,502)	(306,360)	(61,034)	(27,565)
Financing activities	428,812	(122,948)	(49,389)	(61,087)	(166,875)
Assets under management (4)	$46,200,000	49,700,000	40,600,000	29,800,000	24,100,000
Total square feet under management	1,353,000	1,235,000	1,024,000	903,000	835,000
Balance Sheet Data:
Cash and cash equivalents	$45,893	78,580	50,612	28,658	30,143
Total assets	3,077,025	2,291,874	1,729,948	1,144,769	1,012,377
Total debt	508,512	43,590	50,136	44,708	58,911
Total liabilities	2,005,220	1,273,069	979,568	608,766	504,397
Total shareholders’ equity	1,067,682	1,010,533	750,380	536,003	507,980

(2)	EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Although EBITDA is a non-GAAP financial measure, our management believes that EBITDA is a useful analytical tool, that it is useful to investors as one of the primary metrics for evaluating operating performance and liquidity, and that an increase in EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA also is used in the calculation of certain covenants related to our revolving credit facility. However, EBITDA should not be considered as an alternative either to net income or net cash provided by operating activities, both of which are determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Because EBITDA is not calculated under U.S. GAAP, our EBITDA may not be comparable to similarly titled measures used by other companies.

Below is a reconciliation of our EBITDA to net income ($ in thousands):

YEAR ENDED DECEMBER 31,

	2008	2007	2006	2005	2004
Net income	$83,515	256,490	175,344	103,287	64,242
Interest expense, net of interest income	30,568	13,064	14,254	3,999	9,292
Provision for income taxes	28,743	87,595	63,825	36,236	21,873
Depreciation and amortization	90,584	55,580	48,964	33,836	33,381
EBITDA	$233,410	412,729	302,387	177,358	128,788

Below is a reconciliation of our EBITDA to net cash provided by operating activities, the most comparable cash flow measure on the statements of cash flows ($ in thousands):

YEAR ENDED DECEMBER 31,

	2008	2007	2006	2005	2004
Net cash provided by operating activities	$33,365	409,418	377,703	120,636	161,478
Interest expense, net of interest income	30,568	13,064	14,254	3,999	9,292
Provision for income taxes	28,743	87,595	63,825	36,236	21,873
Change in working capital and non-cash expenses	140,734	(97,348)	(153,395)	16,487	(63,855)
EBITDA	$233,410	412,729	302,387	177,358	128,788

(3)	For purposes of computing the ratio of earnings to fixed charges, “earnings” represents net earnings before income taxes plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortization of debt discount and financing costs, capitalized interest and one-third of rental expense, which we believe is representative of the interest component of rental expense.

(4)	Assets under management represent the aggregate fair market value or cost basis (where an appraisal is not available) of assets managed by our Investment Management segment. Asset under management data for separate account and fund management amounts are reported based on a one quarter lag and all other data is reported as of the end of the periods reflected.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(1)	An executive summary of our business and industry trends,

(2)	A summary of our critical accounting policies and estimates,

(3)	Certain items affecting the comparability of results and certain market and other risks that we face,

(4)	The results of our operations, first on a consolidated basis and then for each of our business segments,

(5)	Consolidated cash flows, and

(6)	Liquidity and capital resources.

EXECUTIVE SUMMARY

Jones Lang LaSalle provides comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 1.4 billion square feet worldwide. LaSalle Investment Management, a member of the Jones Lang LaSalle group, is one of the world’s largest and most diversified real estate investment management firms, with over $46 billion of assets under management.

In 2008, a year marked by a worldwide economic downturn and extraordinary turmoil in most markets, the Firm had revenues of $2.7 billion, the same as 2007, remained profitable and gained market share from competitors. In response to current economic conditions and their impact on commercial real estate, we are aligning the size of our business and our costs to meet current conditions and focus on how to best take advantage of the opportunities we believe will arise from the unsettled and distressed markets.

Our range of real estate services includes:

•	Agency leasing

•	Property management

•	Project and development management

•	Construction management

•	Valuations

•	Capital markets

•	Real estate investment banking and merchant banking

•	Brokerage of properties

•	Corporate finance

•	Hotel advisory

•	Space acquisition and disposition (tenant representation)

•	Facilities management/outsourcing

•	Strategic consulting

•	Energy and sustainability services

•	Value recovery services

•	Investment management

We offer these services locally, regionally and globally to real estate investors and occupiers for a variety of property types, including offices, hotels, industrial, retail, multi-family residential, hospitals, critical environments and data centers, sports facilities, cultural institutions and transportation centers. Individual regions and markets focus on different property types, depending on local requirements and market conditions.

We work for a broad range of clients that represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (public sector) entities. We provide real estate investment management services on a global basis for both public and private assets through our LaSalle Investment Management subsidiary. Our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand enhance our services.

See Item 1. Business for additional information on the services we provide.

The following industry trends have impacted and are expected to impact the direction and execution of our strategies and our results of operations in the future:

CREDIT RESTRICTIONS AND ECONOMIC CONDITIONS. Severe restrictions on credit and the general decline of the global economy have significantly impacted the global real estate market. Beginning in the second half of 2007, the well-publicized contraction in the overall availability of credit in the global financial markets significantly reduced the volume and pace of commercial real estate transactions and negatively impacted real estate pricing in many countries. We expect this situation to continue for some time before it begins to improve, although it is inherently difficult to make accurate predictions in this regard as the real estate markets are impacted by several factors, such as macro movements of the financial markets, including the stock, bond and derivatives markets.

INCREASING DEMAND FOR GLOBAL SERVICES AND GLOBALIZATION OF CAPITAL FLOWS. Many corporations based in countries around the world have pursued growth opportunities in international markets. Many are striving to control costs by outsourcing or offshoring non-core business activities. Both trends have increased the demand for global real estate services, including facilities management, tenant representation and leasing, property and energy management services. We believe that these trends will favor real estate service providers with the capability to provide services—and consistently high service levels—in multiple markets around the world. Additionally, real estate capital flows have become increasingly global, as more assets are marketed internationally and as more investors seek real estate investment opportunities beyond their own borders. This trend has created new markets for investment managers equipped to facilitate international real estate capital flows and execute cross-border real estate transactions. We have seen a recent slowdown in this type of activity but expect that it will grow again when financial markets recover.

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

Most of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $1.1 billion, $931 million and $746 million in 2008, 2007 and 2006, respectively. This treatment has no impact on operating income, net income or cash flows.

Allowance for Uncollectible Accounts Receivable

We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments and with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables and our historic experience. These allowances are then reviewed on a quarterly basis by regional and global management to ensure they are appropriate. As part of this review, we develop a range of potential allowances on a consistent formulaic basis. We would normally expect that the allowance would fall within this range. Our allowance for uncollectible accounts receivable as determined under this methodology was $23.8 million and $13.3 million at December 31, 2008 and 2007, respectively.

Over the past several years we have placed considerable focus on working capital management and, in particular, collecting our receivables in a more timely manner. However, the economic downturn and current market conditions have resulted in an increase in our bad debt expense in comparison to prior years. Bad debt expense was $20.7 million, $4.2 million, and $3.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. We believe that we have an adequate reserve for our accounts receivables at December 31, 2008 for the current economic conditions and the credit quality of our clients, but significant changes in these estimates could significantly impact our bad debt expense.

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

Asset Impairments

Within the balances of property and equipment used in our business, we have computer equipment and software; leasehold improvements; furniture, fixtures and equipment; and automobiles. Goodwill and other identified intangibles have been recorded from a series of acquisitions. We also invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 48.78% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of our non-controlling ownership.

Property and Equipment—We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to recognize and measure impairment of property and equipment owned or under capital lease. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in 2008, 2007 or 2006.

Goodwill and Other Intangible Assets—We apply SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), when accounting for goodwill and other intangible assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation which we complete in the third quarter of each year, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Asia Pacific IOS, and EMEA IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2008, 2007 and 2006 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in any of those years.

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. We evaluated the continued applicability of our annual evaluation in light of the continued deterioration in the global economy and corresponding fall in our stock price during the fourth quarter of 2008, the first quarter in which our book value exceeded our market capitalization. Based on continued profitability and EBITDA generated by each of our reporting units sufficient to support the book values of net assets of each of these reporting units at industry-specific multiples, and no significant changes in our long- term discounted cash flow projections from the assumptions used in our third quarter analysis, there were no changes to our conclusion that goodwill and intangible assets with identifiable useful lives were not impaired in 2008. However, it is possible our determination that goodwill for a reporting unit is not impaired could change in the future if the current economic conditions continue to deteriorate or persist for an extended period of time. Management will continue to monitor the relationship between the Company’s market capitalization and book value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the book values of the net assets of their respective businesses.

Investments in Real Estate Ventures—We apply the provisions of APB 18, SEC Staff Accounting Bulletin Topic 5-M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” (“SAB 59”), and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We review investments in real estate ventures on a quarterly basis for indications of whether the carrying value of the real estate assets underlying our investments in real estate ventures may not be recoverable. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period.

There were no impairment charges in equity earnings in 2007 or 2006. There were $5.8 million of impairment charges included in equity losses from real estate ventures for 2008, representing our equity share of the impairment charges against individual assets held by these ventures. The general decline in the value and performance of real estate in 2008 is expected to continue in some markets, and further declines may result in additional impairment charges in 2009. We will continue to conduct impairment testing each quarter and on an asset by asset basis.

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

We achieved an effective tax rate of 24.9%, 25.2% and 26.7% in 2008, 2007 and 2006, respectively, which reflected our continued disciplined management of our global tax position.

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

	DECEMBER 31,
	2008	2007	2006
Gross deferred tax assets	$233.0	147.6	108.9
Valuation allowance	22.0	2.5	2.4

The increase in gross deferred tax assets from 2007 to 2008 and from 2006 to 2007 was the result of an increase in the amount of expense accruals not yet deductible.

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

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to its retained earnings or any change to its liability for unrecognized tax benefits. At December 31, 2008 the amount of unrecognized tax benefits was $79.9 million.

Included in the balance of unrecognized tax benefits at December 31, 2008 are $49.2 million of tax benefits, that if recognized, may depending on timing, result in a decrease to goodwill.

The Company believes it is reasonably possible that $8.4 million of gross unrecognized tax benefits will be settled within twelve months after December 31, 2008. This may occur due to the conclusion of an examination by tax authorities. The Company further expects that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of audits, and the passing of statutes of limitations. This change is not expected to have a significant impact on the results of operations or the financial position of the Company. The Company does not believe that it has material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Incentive Compensation

An important part of our overall compensation package is incentive compensation, which we typically pay to our employees in the first or second quarter of the year after it is earned. Certain employees receive a portion of their annual incentive compensation in the form of restricted stock units of our common stock under programs in which the restricted units vest over periods of up to 64 months from the date of grant. Under each program, we amortize related compensation cost to expense over the service period.

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

We determine and announce incentive compensation in the first quarter of the year following that to which the incentive compensation relates, at which point we true-up the estimated stock ownership program deferral and related amortization. The table below sets forth certain information regarding the stock ownership program ($ in millions, except employee data):

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Number of employees qualified for the restricted stock programs	1,600	1,500	1,200

Deferral of compensation under the current year stock ownership program	$(25.3)	(39.9)	(28.8)
20% enhancement of deferred compensation	(5.1)	(8.0)	(7.2)
Change in estimated deferred compensation in the first quarter of the following year	N/A	1.0	(1.6)
Total deferred compensation	$(30.4)	(46.9)	(37.6)

Compensation expense recognized with regard to the current year stock ownership program	$9.8	15.4	11.3
Compensation expense recognized with regard to prior year stock ownership programs	20.5	25.0	15.8
Total stock ownership program compensation expense	$30.3	40.4	27.1

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balance for the 2008 program is $5.6 million at December 31, 2008.

The table below sets out certain information related to the cost of the health insurance program for the years ended December 31, 2008, 2007 and 2006 ($ in millions):

	2008	2007	2006
Expense to Company	$18.7	14.8	11.6
Employee contributions	4.7	3.8	3.7
Adjustment to prior year reserve	(2.1)	(1.5)	(0.3)
Total program cost	$21.3	17.1	15.0

•

Workers’ Compensation Insurance—Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to revenue for the years ended December 31, 2008, 2007 and 2006 were $4.3 million, $5.2 million, and $3.0 million, respectively.

The table below sets out the range and our actual reserve for the past three years ($ in millions):

	MAXIMUM RESERVE	MINIMUM RESERVE	ACTUAL RESERVE
December 31, 2008	$12.1	11.3	12.1
December 31, 2007	9.8	9.2	9.8
December 31, 2006	8.4	7.8	8.4

Given the uncertain nature of claim reporting and settlement patterns associated with workers’ compensation insurance, we have accrued at the higher end of the range.

•

Captive Insurance Company—In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practices liability insurance coverage on a “claims made” basis. The level of risk retained by our captive is up to $2.5 million per claim (dependent upon location) and up to $12.5 million in the aggregate. The reserves estimated and accrued in accordance with SFAS 5 for self-insurance facilitated through our captive insurance company, which relate to multiple years, were $6.2 million and $7.1 million, net of receivables from third party insurers, as of December 31, 2008 and 2007, respectively.

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

The table below provides details of the year-end reserves, which can relate to multiple years, that we have established as of ($ in millions):

RESERVE AT YEAR-END
December 31, 2008	$6.2
December 31, 2007	7.1
December 31, 2006	7.9

NEW ACCOUNTING STANDARDS

Fair Value Measurements

In 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R. In November 2007, the FASB deferred the implementation of SFAS 157 for non-financial assets and liabilities for one year. Management does not believe that the application of SFAS 157 for non-financial assets and liabilities will have a material impact on our consolidated financial statements. On January 1, 2008 we adopted SFAS 157 with respect to our financial assets and liabilities that are measured at fair value. The adoption of these provisions did not have a material impact on our consolidated financial statements.

Fair Value Option

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Under SFAS 159, we had the option of adopting fair value accounting for financial assets and liabilities starting on January 1, 2008. The adoption of SFAS 159 did not have a material effect on our consolidated financial statements since we did not elect to measure any of our financial assets or liabilities using the fair value option prescribed by SFAS 159.

Business Combinations

In December 2007, the FASB issued SFAS 141(revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change how identifiable assets acquired and the liabilities assumed in a business combination will be recorded in the financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires expensing of most transaction and restructuring costs. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is after December 31, 2008. The impact of the application of SFAS 141(R) on our consolidated financial statements will be dependent on the contract terms of business combinations we complete in the future.

Noncontrolling Interests

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 applies prospectively as of January 1, 2009. Management does not believe that the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

ITEMS AFFECTING COMPARABILITY

Macroeconomic Conditions

Our results of operations and the variability of these results are significantly influenced by macroeconomic trends, the global and regional real estate markets and the financial and credit markets. Recent restrictions on credit and the general decline of the global economy have significantly impacted the global real estate market and our results of operations. These trends have had, and we expect to continue to have, a significant impact on the variability of our results of operations.

LaSalle Investment Management Revenues

Our investment management business is in part compensated through the receipt of incentive fees where performance of underlying funds’ investments exceeds agreed-to benchmark levels. Depending upon performance and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period. In 2006, for example, the Firm recognized a gross incentive fee of $112.5 million from a single client. The fee, determined from an independent third-party valuation of the related portfolio, was larger than usual due to the eight-year contractual measurement period, as well as outstanding performance execution by the Firm.

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

Transactional-Based Revenues

Transactional-based services for real estate investment banking, capital markets activities and other transactional-based services within our Investor and Occupier Services businesses increase the variability of the revenues we receive that relate to the size and timing of our clients’ transactions. In 2008, Capital Market transactions decreased significantly due to deteriorating economic conditions and the global credit crisis. In 2007 and 2006, Capital Market transactions increased significantly. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter. For example, in the second quarter of 2007, we recognized a significant transaction fee in our Asia Pacific segment for the sale of a portfolio of 13 Japanese hotels.

Foreign Currency

We conduct business using a variety of currencies, but report our results in U.S. dollars, as a result of which our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility can make it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations, as such results demonstrate a growth or decline rate that might not have been consistent with the real underlying growth or decline rate in the local operations. As a result, we provide information about the impact of foreign currencies in the period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition in the Results of Operations section below.

MARKET RISKS

Market Risk

The principal market risks (namely, the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

•	Interest rates on our credit facilities; and
•	Foreign exchange risks

In the normal course of business, we manage these risks through a variety of strategies, including hedging transactions using various derivative financial instruments such as foreign currency forward contracts. We enter into derivative instruments with high credit-quality counterparties and diversify our positions across such counterparties in order to reduce our exposure to credit losses. We do not enter into derivative transactions for trading or speculative purposes.

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our credit facilities, including our revolving multi-currency credit facility and our term loan facility (together the “Facilities”), which are available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facilities were $440.3 million during 2008 and the effective interest rate was 4.1%. As of December 31, 2008, we had $483.9 million outstanding under the Facilities. The Facilities bear a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in the prior three years and we had no such agreements outstanding at December 31, 2008.

Foreign Exchange

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenues outside of the United States totaled 58% and 64% of our total revenues for 2008 and 2007, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the euro (18% of revenues for 2008) and the British pound (13% of revenues for 2008).

We mitigate our foreign currency exchange risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs. The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our translation exposure to British pounds.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At December 31, 2008, we had forward exchange contracts in effect with a gross notional value of $580.8 million ($532.1 million on a net basis) with a net fair value gain of $0.7 million. This net carrying gain is offset by a carrying loss in associated intercompany loans such that the net impact to earnings is not significant.

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

We report ‘equity in earnings (losses) from real estate ventures’ in the consolidated statement of earnings after ‘operating income.’ However, for segment reporting we reflect ‘equity in earnings (losses) from real estate ventures’ within ‘total revenue.’ See Note 3 of the Notes to Consolidated Financial Statements for ‘equity earnings (losses)’ reflected within segment revenues, as well as discussion of how the chief operating decision maker (as defined in Note 3) measures segment results with ‘equity earnings (losses)’ included in segment revenues.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	2008	2007	CHANGE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$2,697.6	$2,652.1	$45.5	2%	1%
Compensation & benefits	1,771.7	1,724.2	47.5	3%	3%
Operating, administrative & other	653.5	530.4	123.1	23%	22%
Depreciation & amortization	90.6	55.6	35.0	63%	64%
Restructuring	30.4	(0.4)	30.8	n.m.	n.m.
Operating expenses	2,546.2	2,309.8	236.4	10%	6%
Operating income	$151.4	$342.3	$(190.9)	(56%)	(42%)

(n.m. not meaningful)

REVENUE

Revenue for both the years ended 2008 and 2007 was $2.7 billion, despite substantial decreases in Capital Markets and Hotels transaction levels in 2008 due to the global economic slowdown and credit contractions. Transaction Services revenue decreased by 8% from 2007, to $1.4 billion; however, excluding Capital Markets and Hotels, Transaction Services revenue for the 2008 increased 14% over 2007, to $1.1 billion. Management Services revenue increased 22% to $882 million in 2008, with all operating regions contributing to the revenue growth. LaSalle Investment Management’s Advisory fees increased 13% over the prior year to $278 million, and Incentive fees were $59 million in 2008, compared with $88 million in 2007. Included in the 2008 results are 15 acquisitions that closed during the year, the most significant being Staubach and Kemper’s. The 15 acquisitions completed in 2008 contributed $193 million in revenue in 2008. See Segment Operating Results below for additional discussion of revenues.

OPERATING EXPENSES

Operating expenses were $2.5 billion in 2008, a 10% increase in U.S. dollars and a 6% increase in local currencies from the prior year.

Included in 2008 operating expenses are $30.4 million of restructuring charges including severance charges of $23 million, which resulted from the need to reduce staffing levels to reflect lower anticipated revenue in certain businesses related to the global economic slowdown and credit contraction. The remaining restructuring charges relate to acquisition integration costs. Restructuring costs are excluded from segment operating results discussed below. Operating expenses also increased due to the 15 acquisitions completed in 2008, including integration and intangible amortization. These acquisitions increased operating expenses by $192 million.

INTEREST EXPENSE

Interest expense was $30.6 million in 2008 and $13.1 million in 2007, an increase of $17.5 million. This is primarily due to an increase in both the non-cash interest accrued on deferred business obligations, which includes the financing of the Staubach acquisition in July 2008, as well as an increase in average debt balances compared to 2007.

PROVISION FOR INCOME TAXES

The provision for income taxes was $28.7 million in 2008 as compared to $87.6 million in 2007. The effective tax rate was 24.9% in 2008 as compared to 25.2% in 2007. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

NET INCOME

Net income was $84.9 million or $2.44 per diluted average share for 2008 compared to $257.8 million or $7.64 per diluted average share for 2007.

SEGMENT OPERATING RESULTS

We manage and report our operations as four business segments:

(i)	Investment Management, which offers investment management services on a global basis, and

The three geographic regions of Investor and Occupier Services (“IOS”):

(ii)	Americas,

(iii)	Europe, Middle East and Africa (“EMEA”) and

(iv)	Asia Pacific.

The Investment Management segment provides investment management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets, and valuation services (collectively “transaction services”); and property management, facilities management, project and development management, energy management and sustainability, and construction management services (collectively “management services”).

For segment reporting we show equity in earnings (losses) from real estate ventures within our revenue line, especially since it is an integral part of our Investment Management segment. We have not allocated restructuring charges to the business segments for segment reporting purposes and therefore these costs are not included in the discussion below.

AMERICAS—INVESTOR AND OCCUPIER SERVICES

	2008	2007	CHANGE	% CHANGE
Revenue	$933.3	$765.2	$168.1	22%
Operating expense	866.2	684.8	181.4	26%
Operating income	$67.1	$80.4	$(13.3)	(17%)

Revenue in the Americas region was $933 million, an increase of 22% over the prior year, and fourth-quarter revenue was $315 million, an increase of 26%. Staubach contributed $128 million and $81 million of revenue for 2008 and fourth quarter of 2008, respectively. The Staubach contribution offset Capital Markets and Hotels revenue declines of $58 million in 2008 and $25 million in the fourth quarter.

Management Services revenue for 2008 increased 17% in 2008, to $422 million, and 10% in the fourth quarter, to $127 million, compared with 2007. Transaction Services revenue increased 26% for 2008, to $479 million, and 39% in the fourth quarter, to $177 million. Excluding Capital Markets and Hotels, Transaction Services revenue grew 58% in 2008 and 77% for the fourth of 2008 compared with 2007. The increases were primarily the result of additional leasing activity from the Staubach acquisition. The region’s total Leasing revenue for the year increased 52%, to $348 million, up from $229 million in 2007. For the fourth quarter, Leasing revenue increased 62% above 2007 levels, to $134 million. Excluding the Staubach contribution, Leasing revenue increased 9% for 2008 and decreased 12% for the fourth quarter, compared with the respective periods for 2007.

The Corporate Solutions business in the Americas, which provides comprehensive outsourcing services including transactions, project development and integrated facility management, grew revenues 29% for 2008 and 26% in the fourth quarter compared with the same periods in 2007. The trend toward corporate outsourcing of real estate services continues as clients assess their operating costs and look for potential savings.

Operating expenses were $866 million in 2008, an increase of 26%, and $276 million for the fourth quarter, an increase of 28% over 2007. Excluding the impact of the Staubach acquisition, operating expenses increased 8% for 2008 and decreased 6% for the fourth quarter compared with 2007.

EMEA—INVESTOR AND OCCUPIER SERVICES

	2008	2007	CHANGE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$870.8	$926.1	$(55.3)	(6%)	(5%)
Operating expense	847.9	834.6	13.3	2%	3%
Operating income	$22.9	$91.5	$(68.6)	(75%)	(75%)

EMEA’s 2008 revenue was $871 million, a decrease of 6% from 2007, 5% in local currency. Fourth-quarter revenue was $243 million, a decrease of 26% from 2007, 13% in local currency. The largest contributors to the decreases were Capital Markets and Hotels, which were down $152 million for 2008, or 44%, and down $56 million in the fourth quarter, or 49%. Weakening foreign currencies against the U.S. dollar reduced revenues for the full year of 2008 and most significantly in the fourth quarter. Excluding the impact of currency fluctuations and Capital Markets and Hotels, full-year and fourth-quarter revenue increased 18% and 1%, respectively. The revenue contribution from six acquisitions closed in 2008 was $37 million for 2008 and $15 million for the fourth quarter of 2008.

Leasing revenue, included in Transaction Services, increased 9% for 2008, 8% in local currency, but decreased in the fourth quarter by 17%, 8% in local currency. Management Services revenue grew 36% for 2008 and 3% for the fourth quarter compared with the same periods in 2007. The acquisition of a French project development services firm in the fourth quarter of 2007 largely contributed to the full-year 2008 increase.

Operating expenses were $848 million for 2008, an increase of 2% from the prior year, 3% in local currency. The six acquisitions completed during the year added $33 million of incremental operating expenses, including integration and amortization, in the full-year results, and $9 million in the fourth quarter. Operating expenses for the fourth-quarter of 2008 were $221 million, a decrease of 21% from 2007, 8% in local currency, driven by aggressive cost saving actions taken across the region to mitigate the effect of the global economic slowdown.

ASIA PACIFIC—INVESTOR AND OCCUPIER SERVICES

	2008	2007	CHANGE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$536.2	$602.1	$(65.9)	(11%)	(14%)
Operating expense	531.7	531.9	(0.2)	0%	(1%)
Operating income	$4.5	$70.2	$(65.7)	n.m.	n.m.

(n.m. not meaningful)

Revenue for the Asia Pacific region was $536 million in 2008, compared with $602 million in 2007, and $144 million in the fourth quarter, compared with $170 million in the prior year. Included in the region’s full-year 2007 results was a significant transaction advisory fee earned in the Hotels business. Excluding the impact of foreign currency exchange, full-year revenue was down 14%, and fourth-quarter revenue was down 4% compared with the same periods in 2007. The current revenue contribution from five acquisitions closed in 2008 was $21 million for the year and $6 million in the fourth quarter of 2008.

Management Services revenue in the region was $245 million for the year, an increase of 19% over 2007, and $65 million for the fourth quarter of 2008, an increase of 15% over the same period last year, driven by corporate outsourcing facility management and property management. Transaction Services revenue was $284 million for the full year, a 27% decrease from 2007, 28% in local currency, and $77 million for the fourth quarter, a decrease of 31% from the prior year, 20% in local currency. Excluding the impact of the 2007 Hotels advisory fee, 2008 Capital Markets and Hotels revenue decreased $52 million year over year, or 49%. Leasing revenue was up 5% for the year, 6% in local currency, and decreased 25% in the fourth quarter 2008, 15% in local currency, compared with 2007.

Operating expenses for the region were $532 million for the full year and $137 million for the fourth quarter of 2008. With an aggressive focus on costs, operating expenses were relatively flat year over year, despite higher occupancy costs from business expansion in growth markets, as well as additional operating costs and amortization of intangibles from businesses purchased in 2008. The impact of the five acquisitions included in 2008 operating expenses added $20 million to the full year and $6 million to the fourth quarter.

INVESTMENT MANAGEMENT

	2008	2007	CHANGE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$356.0	$361.1	$(5.1)	(1%)	(2%)
Equity in earnings (losses) from real estate ventures	(4.2)	9.7	(13.9)	n.m.	n.m.
Total revenue	351.8	370.8	(19.0)	(5%)	(6%)
Operating expense	269.9	258.8	11.1	4%	5%
Operating income	$81.9	$112.0	$(30.1)	(27%)	(29%)

(n.m. not meaningful)

LaSalle Investment Management’s 2008 revenue was $352 million, compared with $371 million in 2007, and fourth-quarter revenue was $91 million, compared with $115 million in 2007. Advisory fees grew 13% to $278 million and partially offset declines in Transaction Services and Incentive fees as well as $4 million of equity losses primarily due to asset impairments. Advisory fees decreased 15% for the fourth quarter of 2008, compared with the prior year, driven by lower asset values in the public securities business.

Asset sales, a key driver of Incentive fees, continued to be impacted by the limited availability of financing. Incentive fees were $59 million in 2008, compared with $88 million in 2007. Fourth-quarter Incentive fees were down 13% compared with the fourth quarter of 2007.

LaSalle Investment Management raised $2.9 billion of equity during 2008 compared with $10.1 billion in 2007, reflecting investor caution in an increasingly uncertain economic environment. Investments made on behalf of clients were $4.1 billion in 2008, compared with $8.4 billion in the prior year.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	2007	2006	CHANGE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$2,652.1	$2,013.6	$638.5	32%	26%
Compensation & benefits	1,724.2	1,313.3	410.9	31%	26%
Operating, administrative & other	530.4	408.0	122.4	30%	24%
Depreciation & amortization	55.6	48.9	6.7	14%	9%
Restructuring	(0.4)	(0.7)	0.3	n.m.	n.m.
Operating expenses	2,309.8	1,769.5	540.3	31%	25%
Operating income	$342.3	$244.1	$98.2	40%	38%

(n.m. not meaningful)

REVENUE

Revenues for the year ended 2007 were $2.65 billion, an increase of 32% from the prior year that resulted from strong performance in all operating segments. Revenue in 2007 includes a significant advisory transaction fee earned by the Asia Pacific Hotels business. Included in the 2006 revenue was an incentive fee from a single client of $113 million, earned by LaSalle Investment Management.

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

PROVISION FOR INCOME TAXES

The provision for income taxes was $87.6 million in 2007 as compared to $63.8 million in 2006. The increase in the tax provision was primarily due to improved business performance. The effective tax rate was 25.2% in 2007 as compared to 26.7% in 2006. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

NET INCOME

Net income was $257.8 million for 2007, an increase of 46% over the prior year’s net income of $176.4 million, driven by strong performance in all operating segments.

SEGMENT OPERATING RESULTS

AMERICAS—INVESTOR AND OCCUPIER SERVICES

	2007	2006	CHANGE	% CHANGE
Revenue	$765.2	$622.1	$143.1	23%
Operating expense	684.8	556.6	128.2	23%
Operating income	$80.4	$65.5	$14.9	23%

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

EMEA—INVESTOR AND OCCUPIER SERVICES

	2007	2006	CHANGE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$926.1	$679.3	$246.8	36%	26%
Operating expense	834.6	635.3	199.3	31%	22%
Operating income	$91.5	$44.0	$47.5	108%	89%

EMEA’s revenue grew 36% due to a 35% increase in Transaction Services and a 39% increase in Management Services. Year-over-year revenue growth in the region was driven by strong performance in all transaction service lines. Agency Leasing continued its momentum, growing approximately 40% for both the full year and fourth quarter of 2007. Advisory Services revenue, which increased 47% for the fourth quarter of 2007 and 65% percent for all of 2007, contributed to the growth in Management Services. Capital Markets was up 20% for 2007 driven by increased market share, despite a decrease of 12% in the fourth quarter of 2007. We completed seven strategic acquisitions in the region in 2007 and opened seven new offices. Both the euro and British pound were stronger than the previous year, which contributed to the U.S. dollar revenue growth.

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

ASIA PACIFIC—INVESTOR AND OCCUPIER SERVICES

	2007	2006	CHANGE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$602.1	$336.9	$265.2	79%	67%
Operating expense	531.9	318.3	213.6	67%	57%
Operating income	$70.2	$18.6	$51.6	n.m.	n.m.

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

INVESTMENT MANAGEMENT

	2007	2006	CHANGE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$361.1	$377.2	$(16.1)	(4%)	(7%)
Equity in earnings from real estate ventures	9.7	7.1	2.6	37%	35%
Total revenue	370.8	384.3	(13.5)	(4%)	(6%)
Operating expense	258.8	260.0	(1.2)	0%	(3%)
Operating income	$112.0	$124.3	$(12.3)	(10%)	(12%)

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

CONSOLIDATED CASH FLOWS

Cash Flows From Operating Activities

During 2008, cash flows provided by operating activities totaled $33 million, down from $409 million in 2007, primarily due to a decrease in net income and an increase in cash used to fund working capital changes. The most significant change in working capital was a result of changes in accounts payable, accrued liabilities, and accrued compensation. In 2008, $199 million was used relative to changes in accounts payable, accrued liabilities, and accrued compensation, a decrease in cash provided of $516 million compared to the $317 million generated in 2007. This change was primarily due to increased incentive compensation payments made in the first quarter of 2008 compared to 2007, as well as a decrease in accrued compensation in 2008 compared with 2007, as a result of a year-over-year decrease in operating income.

During 2007, cash flows provided by operating activities totaled $409 million, an increase of $32 million, or 8%, over the $378 million of cash flows provided by operating activities in 2006. The most significant items driving the $32 million increase in cash flow from operations were an increase in net income of $81 million, or 46%, from 2006 to 2007, partially offset by net increases in working capital and deferred tax assets compared to 2006. Current assets less current liabilities increased by $30 million in 2007, and long-term deferred tax assets, net, increased by $15 million over the same period. Increases in accounts payable and accrued liabilities ($303 million compared to $221 million at December 31, 2007 and 2006, respectively) and accrued compensation ($656 million compared to $515 million at December 31, 2007 and 2006, respectively), offset in part by increases in trade receivables ($835 million compared to $630 million at December 31, 2007 and 2006, respectively), were the most significant components of the net change in working capital, and also are reflective of continued growth.

Cash Flows From Investing Activities

We used $495 million in investing activities in 2008, compared to $259 million in 2007. This $236 million increase in cash used for investing activities was primarily due to $215 million more being spent on acquisitions and $32 million less in distributions from our co-investments. In 2008 we spent $349 million related to business acquisitions, including $299 million cash paid for the 15 acquisitions closed in 2008 and $50 million used for deferred business acquisition obligation payments made in 2008.

We used $259 million in investing activities in 2007, which was a decrease of $48 million from the $306 million used for investing activities in 2006. The decrease was due to a $58 million decrease in cash used for acquisitions, as well as a $34 million decrease in net fundings of co-investment activity, primarily as a result of more significant distributions from and sales of investments in 2007 when compared with 2006, partially off-set by a $43 million increase in net property and equipment additions.

Cash Flows From Financing Activities

Financing activities provided $429 million of net cash in 2008 compared with $123 million used for financing activities in 2007. The increase in cash from financing activities was primarily due to an increase in net borrowings, which were $465 million in 2008 compared to net repayments of $4 million in 2007. Also contributing to this increase in cash provided by financing activities was a reduction in cash used for share repurchases under our Board-approved share repurchase program, as we repurchased no shares in 2008 while we repurchased $96 million in 2007. Also included in financing activities for 2008 were dividend payments of $26 million or $0.75 per share compared to dividend payments of $29 million or $0.85 per share in 2007.

We used $123 million in financing activities in 2007 compared with $49 million used in 2006. The $74 million increase in cash used for financing activities was the result of changes in levels of activity in several programs, including a $43 million increase in shares repurchased under our share repurchase program and for taxes on stock awards, a $14 million decrease in cash received from employee stock option and stock purchase programs, an $8 million decrease in net borrowings, and an $8 million increase in dividends paid.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities

In July 2008, we exercised the accordion feature on our unsecured revolving credit facility to increase the facility from $575 million to $675 million. In addition, we terminated the $100 million short term facility which was effective from April 2008 and entered into a $200 million term loan agreement (which was fully drawn and requires eight quarterly principal payments of $5 million commencing December 31, 2008, six quarterly principal payments of $7.5 million commencing December 31, 2010 and the balance payable June 6, 2012), with terms and pricing similar to our existing revolving credit facility. As a result of these changes, the total capacity of both the revolving facility and term loan (together the “Facilities”), increased to $875 million. In December 2008, the Facilities were amended to increase the maximum allowable leverage ratio to 3.50 to 1, from 3.25 to 1, through September 2009 (at which point the maximum allowable leverage ratio will revert back to 3.25 to 1), provide additions to Adjusted EBITDA for certain non-recurring charges and modify certain other definitions and pricing while keeping the borrowing capacity and the maturity, June 6, 2012, unchanged. As of December 31, 2008, pricing on the Facilities was LIBOR plus 300 basis points. The Facilities will continue to be utilized for working capital needs (including payment of accrued bonus compensation), co-investment activity, share repurchases and dividend payments, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the facility will fluctuate based on our level of borrowing needs. We also have capacity to borrow an additional $49.9 million under local overdraft facilities.

As of December 31, 2008, we had $483.9 million outstanding on the Facilities ($288.9 million on our revolving credit facility and $195.0 million on our term loan facility). The average borrowing rate on the Facilities was 4.1% as compared with an average borrowing rate of 5.5% in 2007. We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $24.6 million outstanding at December 31, 2008, with $24.3 million attributable to local overdraft facilities.

With respect to the Facilities, we must maintain a consolidated net worth of at least $894 million, a leverage ratio not exceeding 3.50 to 1 through September 30, 2009 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 2.0 to 1. Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facilities) are, among other things, an add back for stock compensation expense, an add back for the EBITDA of acquired companies, including Staubach, earned prior to acquisition, as well as add backs for certain impairment and non-recurring charges. Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment, acquisitions, capital expenditures and dividend increases. We are in compliance with all covenants as of December 31, 2008. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facilities.

The Facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during the last three years, and none were outstanding as of December 31, 2008.

We currently believe that the Facilities, together with our local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our foreseeable needs to fund working capital, co-investment activity, dividend payments, capital expenditures and acquisitions. Due to current economic conditions and overall uncertainty in the global economy we are taking steps to prudently manage our balance sheet and conserve cash. We anticipate significantly reducing our expenditures on items such as capital expenditures and acquisitions in 2009.

Co-Investment Activity

As of December 31, 2008, we had total investments and loans of $179.9 million in approximately 40 separate property or fund co-investments. Within this $179.9 million are loans of $3.0 million to real estate ventures, which bear an 8.0% interest rate and are to be repaid by 2013.

In the past, we had repayment guarantees outstanding to third-party financial institutions in the event that underlying co-investment loans defaulted; however, we had no such guarantees at December 31, 2008.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At December 31, 2008, our maximum potential unfunded commitment to LIC I is euro 17.3 million ($24.2 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At December 31, 2008, LIC II has unfunded capital commitments for future fundings of co-investments of $411.4 million, of which our 48.78% share is $200.7 million. The $200.7 million commitment is part of our maximum potential unfunded commitment to LIC II at December 31, 2008 of $398.7 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital. At December 31, 2008 no bridge financing arrangements were outstanding.

As of December 31, 2008, LIC I maintains a euro 10.0 million ($14.0 million) revolving credit facility (the “LIC I Facility”), and LIC II maintains a $50.0 million revolving credit facility (the “LIC II Facility”), principally for their working capital needs.

Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 4.8 million ($6.7 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $24.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 17.3 million ($24.2 million) and to LIC II of $398.7 million. As of December 31, 2008, LIC I had $2.9 million of outstanding borrowings on the LIC I Facility, and LIC II had $25.8 million of outstanding borrowings on the LIC II Facility.

The following table summarizes the discussion above relative to LIC I and LIC II at December 31, 2008 ($ in millions):

	LIC I	LIC II
Our effective ownership interest in co-investment vehicle	47.85%	48.78%
Our maximum potential unfunded commitments	$24.2	$398.7
Our share of unfunded capital commitments to underlying funds	18.5	200.7
Our maximum exposure assuming facilities are fully drawn	6.7	24.4
Our share of exposure on outstanding borrowings	1.4	12.6

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.9 million at December 31, 2008.

For the year ended December 31, 2008, funding of co-investments exceeded return of capital by $42.3 million. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2009 is anticipated to be between $40 and $50 million (planned co-investment less return of capital from liquidated co-investments).

Share Repurchase and Dividend Programs

Since October 2002, our Board of Directors has approved five share repurchase programs. At December 31, 2008, we have 1,563,100 shares that we remain authorized to repurchase under the current share repurchase program. We made no share repurchases in 2008 and spent $96 million in 2007 and $65 million in 2006. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans.

Our Board declared and paid total annual dividends and dividend-equivalents of $0.60, $0.85 and $0.75 per common share in 2006, 2007 and 2008, respectively. In December 2008, we paid a semi-annual cash dividend of $0.25 per share, a 50% reduction from the $0.50 dividend paid in June 2008. This dividend level reflects the firm’s desire to prudently manage its balance sheet given the overall uncertainty in the global markets. There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates, remains subject to final determination by the Company’s Board of Directors.

Capital Expenditures

Capital expenditures for 2008 were $104 million, compared to $114 million in 2007 and $70 million in 2006. The relatively higher capital expenditures in 2008 and 2007 were primarily due to information systems, acquisition integration costs for office consolidations and improvements to leased space. We anticipate that capital expenditures will be significantly reduced in 2009 as we have completed the implementation of several global information systems and anticipate incurring lower costs related to acquisition integrations.

Contractual Obligations

We have obligations and commitments to make future payments under contracts in the normal course of business. The following table summarizes our minimum contractual obligations as of December 31, 2008 ($ in millions):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Debt obligations	$508.2	24.3	—	483.9	—
Business acquisition obligations	453.8	13.4	282.7	157.7	—
Operating lease obligations	445.7	96.8	152.8	97.7	98.4
Capital lease obligations	0.3	0.2	0.1	—	—
Deferred compensation	54.7	24.6	30.1	—	—
Defined benefit plan obligations	69.2	4.1	9.8	11.9	43.4
Vendor and other purchase obligations	69.6	21.6	37.2	10.2	0.6
Total	$1,601.5	185.0	512.7	761.4	142.4

As of December 31, 2008, we had $483.9 million of borrowings outstanding under our revolving credit facility and term loan (together the “Facilities”) and $24.3 million under local overdraft facilities. We had the ability to borrow up to $870 million on an unsecured revolving credit facility and a term loan agreement, with capacity to borrow up to an additional $49.9 million under local overdraft facilities. There are currently 17 banks participating in our Facilities, which have a maturity of June 2012. The contractual obligation table above does not include a provision for interest expense on the $483.9 million of borrowing under our Facilities.

Our business acquisition obligations represent payments to sellers of businesses for which our acquisition has closed as of December 31, 2008, and the only condition on those payments is the passage of time. The $453.8 million total represents $384.7 million on a present value basis as reported in Deferred business acquisition obligations in our Consolidated Balance Sheet, and $69.1 million of imputed interest reducing the obligations to their present value.

The contractual obligation table above does not include possible contingent earn-out payments associated with our acquisitions. At December 31, 2008 we had the potential to make earn-out payments on 18 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments of 17 of these acquisitions was $188.3 million at December 31, 2008. We expect these amounts will come due at various times over the next five years. The TCM acquisition earn-out payments are based on formulas and independent valuations such that the future payments are not quantifiable at this time; this obligation is reflected on our consolidated balance sheet as a Minority shareholder redemption liability.

Our lease obligations include operating leases of office space in various buildings for our own use, as well as the use of equipment under both operating and capital lease arrangements. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2008 was $5.7 million.

Deferred compensation obligations include payments under our long-term deferred compensation plans that are due next year and over the next three years. The contractual obligation table above does not include a provision for certain long-term compensation plans for which we cannot reliably estimate the timing and amount of certain payment; these plans are recorded on our consolidated balance sheet as a long-term Deferred compensation liability based on their current fair value of $21.1 million.

Our defined benefit plan obligations represent estimates of what we expect to pay as retirement benefits for prior and expected future employee service in the countries where we have such plans in place.

Our other purchase obligations are related to various information technology servicing agreements, telephone communications and other administrative support functions.

The contractual obligation table above includes no provision for $79.9 million of unrecognized tax benefits at December 31, 2008 because we cannot reliably estimate the amount and timing of certain payment at this time.

In the Notes to Consolidated Financial Statements, see Note 9 for additional information on long-term debt obligations, see Note 10 for additional information on lease obligations, see Note 7 for additional information on defined benefit plan obligations, and see Note 8 for additional information on unrecognized tax benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risk is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risks” and is incorporated by reference herein.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of December 31, 2008, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Jones Lang LaSalle Incorporated:

We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company), as listed in the accompanying index, as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Chicago, Illinois

February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Jones Lang LaSalle Incorporated:

We have audited Jones Lang LaSalle Incorporated and subsidiaries (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Jones Lang LaSalle Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2008, of the Company, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Chicago, Illinois

February 27, 2009

JONES LANG LASALLE INCORPORATED

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2008 AND 2007

($ IN THOUSANDS, EXCEPT SHARE DATA)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$45,893	78,580
Trade receivables, net of allowances of $23,847 and $13,300	718,804	834,865
Notes and other receivables	89,636	52,695
Prepaid expenses	32,990	26,148
Deferred tax assets	102,934	64,872
Other	9,511	13,816
Total current assets	999,768	1,070,976

Property and equipment, net of accumulated depreciation of $225,496 and $198,169	224,845	193,329
Goodwill, with indefinite useful lives	1,448,663	694,004
Identified intangibles, with finite useful lives, net of accumulated amortization of $46,936 and $68,537	59,319	41,670
Investments in real estate ventures	179,875	151,800
Long-term receivables, net	51,974	33,219
Deferred tax assets	58,639	58,584
Other	53,942	48,292
Total assets	$3,077,025	2,291,874
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$352,489	302,976
Accrued compensation	487,895	655,895
Short-term borrowings	24,570	14,385
Deferred tax liabilities	2,698	727
Deferred income	29,213	29,756
Deferred business acquisition obligations	13,073	45,363
Other	77,947	60,193
Total current liabilities	987,885	1,109,295

Noncurrent liabilities:
Credit facilities	483,942	29,205
Deferred tax liabilities	4,429	6,577
Deferred compensation	44,888	46,423
Pension liabilities	4,101	1,096
Deferred business acquisition obligations	371,636	36,679
Minority shareholder redemption liability	43,313	—
Other	65,026	43,794
Total liabilities	2,005,220	1,273,069

Commitments and contingencies
Minority interest	4,123	8,272

Shareholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 34,561,648 and 31,722,587 shares issued and outstanding	346	317
Additional paid-in capital	599,742	441,951
Retained earnings	543,318	484,840
Shares held in trust	(3,504)	(1,930)
Accumulated other comprehensive (loss) income	(72,220)	85,355
Total shareholders’ equity	1,067,682	1,010,533
Total liabilities and shareholders’ equity	$3,077,025	2,291,874

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

CONSOLIDATED STATEMENTS OF EARNINGS YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

($ IN THOUSANDS, EXCEPT SHARE DATA)	2008	2007	2006
Revenue	$2,697,586	2,652,075	2,013,578
Operating expenses:
Compensation and benefits	1,771,673	1,724,174	1,313,294
Operating, administrative and other	653,465	530,412	407,985
Depreciation and amortization	90,584	55,580	48,964
Restructuring charges (credits), net	30,401	(411)	(744)
Total operating expenses	2,546,123	2,309,755	1,769,499

Operating income	151,463	342,320	244,079

Interest expense, net of interest income	30,568	13,064	14,254
Gain on sale of investments	—	6,129	—
Equity in (losses) earnings from real estate ventures	(5,462)	12,216	9,221

Income before provision for income taxes and minority interest	115,433	347,601	239,046

Provision for income taxes	28,743	87,595	63,825
Minority interest, net of tax	1,807	2,174	—

Net income before cumulative effect of change in accounting principle	84,883	257,832	175,221
Cumulative effect of change in accounting principle, net of tax	—	—	1,180
Net income	$84,883	257,832	176,401
Net income available to common shareholders	$83,515	256,490	175,344

Other comprehensive income:
Change in pension liabilities, net of tax	(4,448)	17,158	(1,345)
Foreign currency translation adjustments	(153,127)	53,653	52,781
Unrealized holding gain on investments	—	(2,256)	2,256
Comprehensive (loss) income	$(72,692)	326,387	230,093

Basic earnings per common share	$2.52	8.01	5.50
Basic weighted average shares outstanding	33,098,228	32,021,380	31,872,112

Diluted earnings per common share	$2.44	7.64	5.24
Diluted weighted average shares outstanding	34,205,120	33,577,927	33,447,939

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	COMMON STOCK		ADDITIONAL PAID- IN CAPITAL	RETAINED EARNINGS	SHARES HELD BY SUBSIDIARY	SHARES HELD IN TRUST	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
($ IN THOUSANDS, EXCEPT SHARE DATA)	SHARES	AMOUNT
Balances at December 31, 2005	35,199,744	$352	606,000	100,142	(132,791)	(808)	(36,892)	$536,003

Net income	—	—	—	176,401	—	—	—	176,401
Shares issued under stock compensation programs	1,393,120	14	3,577	—	—	—	—	3,591
Tax benefits of vestings and exercises	—	—	29,104	—	—	—	—	29,104
Amortization of stock compensation	—	—	37,589	—	—	—	—	37,589
Shares repurchased	—	—	—	—	(64,752)	—	—	(64,752)
Shares held in trust	—	—	—	—	—	(619)	—	(619)
Dividends declared, $0.60 per share	—	—	—	(20,629)	—	—	—	(20,629)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(1,345)	(1,345)
Foreign currency translation adjustments	—	—	—	—	—	—	52,781	52,781
Unrealized holding gain on investments	—	—	—	—	—	—	2,256	2,256
Balances at December 31, 2006	36,592,864	$366	676,270	255,914	(197,543)	(1,427)	16,800	$750,380

Net income	—	—	—	257,832	—	—	—	257,832
Shares issued under stock compensation programs	895,174	9	(20,142)	—	—	—	—	(20,133)
Tax benefits of vestings and exercises	—	—	26,215	—	—	—	—	26,215
Amortization of stock compensation	—	—	52,895	—	—	—	—	52,895
Shares repurchased (1)	(5,765,451)	(58)	(293,287)	—	197,543	—	—	(95,802)
Shares held in trust	—	—	—	—	—	(503)	—	(503)
Dividends declared, $0.85 per share	—	—	—	(28,906)	—	—	—	(28,906)
Change in pension liabilities, net of tax	—	—	—	—	—	—	17,158	17,158
Unrealized holding gain on investments	—	—	—	—	—	—	(2,256)	(2,256)
Foreign currency translation adjustments	—	—	—	—	—	—	53,653	53,653
Balances at December 31, 2007	31,722,587	$317	441,951	484,840	—	(1,930)	85,355	$1,010,533

Net income	—	—	—	84,883	—	—	—	84,883
Shares issued for the Staubach acquisition	1,997,682	21	99,979					100,000
Shares issued under stock compensation programs	841,379	8	(4,080)	—	—	—	—	(4,072)
Tax benefits of vestings and exercises	—	—	4,013	—	—	—	—	4,013
Amortization of stock compensation	—	—	57,879	—	—	—	—	57,879
Shares held in trust	—	—	—	—	—	(1,574)	—	(1,574)
Dividends declared, $0.75 per share	—	—	—	(26,405)	—	—	—	(26,405)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(4,448)	(4,448)
Foreign currency translation adjustments	—	—	—	—	—	—	(153,127)	(153,127)
Balances at December 31, 2008	34,561,648	$346	599,742	543,318	—	(3,504)	(72,220)	$1,067,682

(1)	Included in the 5,765,451 shares repurchased under our share repurchase programs through December 31, 2007 are 4,970,232 shares repurchased and held by one of our subsidiaries through June 30, 2007, 428,319 shares repurchased and canceled in the third quarter of 2007, and 366,900 shares repurchased in the fourth quarter of 2007 by Jones Lang LaSalle Incorporated. Shares held by one of our subsidiaries in previous reporting periods were included in total shares outstanding, but were deducted from shares outstanding for purposes of calculating earnings per share.

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

($ IN THOUSANDS)	2008	2007	2006
Cash flows from operating activities:
Net income	$84,883	257,832	176,401
Reconciliation of net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	—	(1,180)
Depreciation and amortization	90,584	55,580	48,964
Equity in losses (earnings) from real estate ventures	5,462	(12,216)	(9,221)
Gain on sale of investments	—	(6,129)	—
Operating distributions from real estate ventures	1,064	11,560	17,501
Provision for loss on receivables and other assets	20,737	4,209	3,645
Minority interest, net of tax	1,807	2,174	—
Amortization of deferred compensation	62,684	57,932	44,556
Amortization of debt issuance costs	2,999	579	668
Change in:
Receivables	44,760	(224,083)	(242,377)
Prepaid expenses and other assets	(13,154)	3,662	(24,008)
Deferred tax assets, net	(65,458)	(32,279)	6,978
Excess tax benefits from share-based payment arrangements	(4,013)	(26,215)	(25,981)
Accounts payable, accrued liabilities and accrued compensation	(198,990)	316,812	381,757
Net cash provided by operating activities	33,365	409,418	377,703

Cash flows from investing activities:
Net capital additions—property and equipment	(103,702)	(113,743)	(70,307)
Business acquisitions, net of cash acquired	(348,825)	(134,259)	(191,706)
Investing activities—real estate ventures:
Capital contributions and advances to real estate ventures	(44,846)	(45,517)	(62,122)
Distributions, repayments of advances and sale of investments	2,509	35,017	17,775
Net cash used in investing activities	(494,864)	(258,502)	(306,360)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	1,481,001	1,448,954	893,013
Repayments of borrowings under credit facilities	(1,016,080)	(1,452,749)	(887,528)
Debt issuance costs	(9,644)	(541)	(1,782)
Shares repurchased for payment of taxes on stock awards	(14,026)	(29,665)	(17,288)
Shares repurchased under share repurchase program	—	(95,778)	(64,752)
Excess tax benefits from share-based payment arrangements	4,013	26,215	25,981
Common stock issued under stock option plan and stock purchase programs	9,953	9,522	23,596
Payments of dividends	(26,405)	(28,906)	(20,629)
Net cash provided by (used in) financing activities	428,812	(122,948)	(49,389)
Net (decrease) increase in cash and cash equivalents	(32,687)	27,968	21,954
Cash and cash equivalents, January 1	78,580	50,612	28,658
Cash and cash equivalents, December 31	$45,893	78,580	50,612

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,160	13,705	13,644
Income taxes, net of refunds	97,757	47,578	34,006
Non-cash financing activities:
Deferred business acquisition obligations	352,320	47,864	34,178

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Organization

Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which we may refer to as we, us, our, the Company or the Firm) was incorporated in 1997. We have 180 corporate offices worldwide and operations in more than 750 locations in 60 countries. We have approximately 36,200 employees, including 22,100 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 1.4 billion square feet worldwide. LaSalle Investment Management, a member of the Jones Lang LaSalle group, is one of the world’s largest and most diversified real estate investment management firms, with over $46 billion of assets under management.

Our range of real estate services includes:

•	Agency leasing

•	Property management

•	Project and development management

•	Construction management

•	Valuations

•	Capital markets

•	Real estate investment banking and merchant banking

•	Brokerage of properties

•	Corporate finance

•	Hotel advisory

•	Space acquisition and disposition (tenant representation)

•	Facilities management/outsourcing

•	Strategic consulting

•	Energy and sustainability services

•	Value recovery services

• Investment management

We offer these services locally, regionally and globally to real estate investors and occupiers for a variety of property types, including offices, hotels, industrial, retail, multi-family residential, hospitals, critical environments and data centers, sports facilities, cultural institutions and transportation centers. Individual regions and markets focus on different property types, depending on local requirements and market conditions.

We work for a broad range of clients that represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (public sector) entities. We provide real estate investment management services on a global basis for both public and private assets through our LaSalle Investment Management subsidiary. Our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand are attributes that enhance our services.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of the revenues and expenses during the reporting periods. Such estimates include the value of purchase consideration, valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, legal contingencies, assumptions used in the calculation of income taxes, incentive compensation, and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimate and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets and foreign currency fluctuations have combined to increase the uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in economic environment will be reflective in the financial statements in future periods. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material. For further discussion of accounting estimates, please refer to the Summary of Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Construction management fees, which are gross construction services revenues net of subcontract costs, were $17.0 million, $12.9 million and $11.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Gross construction services revenues totaled $256.4 million, $187.3 million and $147.6 million and subcontract costs totaled $239.4 million, $174.4 million and $135.8 million for the years end December 31, 2008, 2007 and 2006, respectively.

We include costs in excess of billings on uncompleted construction contracts of $9.8 million and $4.8 million in “Trade receivables,” and billings in excess of costs on uncompleted construction contracts of $5.9 million and $12.9 million in “Deferred income,” respectively, in our December 31, 2008 and 2007 consolidated balance sheets.

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

Most of our service contracts utilize the latter structure and are accounted for on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $1.1 billion, $931 million, and $746 million in 2008, 2007 and 2006, respectively. This treatment has no impact on operating income, net income or cash flows.

CASH AND CASH EQUIVALENTS

We consider all highly-liquid investments purchased with maturities of less than one year to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments.

ACCOUNTS RECEIVABLE

Pursuant to contractual arrangements, accounts receivable includes unbilled amounts of $188.2 million and $244.0 million at December 31, 2008 and 2007, respectively.

We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience combined with a careful review of current developments and a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables and our historical experience. These allowances are then reviewed on a quarterly basis by regional and global management to ensure they are appropriate. As part of this review, we develop a range of potential allowances on a consistent formulaic basis. We would normally expect that the allowance would fall within this range. See the Summary of Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on our Allowance for Uncollectible Accounts Receivable.

PROPERTY AND EQUIPMENT

We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to recognize and measure impairment of property and equipment owned or under capital leases. We review property and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in 2008, 2007 or 2006.

We calculate depreciation and amortization on property and equipment for financial reporting purposes primarily by using the straight-line method based on the estimated useful lives of our assets. The following table shows the gross value of major asset categories at December 31, 2008 and 2007 as well as the standard depreciable life for each of these asset categories ($ in millions):

CATEGORY	2008	2007	DEPRECIABLE LIFE
Furniture, fixtures and equipment	$81.8	$72.7	5 to 10 years
Computer equipment and software	247.2	215.9	2 to 7 years
Leasehold improvements	108.9	89.6	1 to 10 years
Automobiles	10.5	10.6	4 to 5 years

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

We apply SFAS No. 141, “Business Combinations” (“SFAS 141”), when accounting for business combinations. We have historically grown through a series of acquisitions and consistent with the services nature of the businesses we have acquired, the largest assets on our balance sheet are goodwill and intangibles resulting from these acquisitions. We amortize intangibles with finite useful lives, which primarily represent the value placed on management contracts and backlog that are acquired as part of these acquisitions.

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, in the third quarter of each year we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Investment Management, Americas IOS, Asia Pacific IOS and EMEA IOS. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2008, 2007 and 2006 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in any of those years.

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. We evaluated the continued applicability of our annual evaluation in light of the continued deterioration in the global economy and corresponding fall in our stock price during the fourth quarter of 2008, the first quarter in which our book value exceeded our market capitalization. Based on continued profitability and EBITDA generated by each of our reporting units sufficient to support the book values of net assets of each of these reporting units at industry-specific multiples, and no significant changes in our long-term discounted cash flow projections from the assumptions used in our third quarter analysis, there were no changes to our conclusion that goodwill and intangible assets with identifiable useful lives were not impaired in 2008. However, it is possible our determination that goodwill for a reporting unit is not impaired could change in the future if the current economic conditions continue to deteriorate or persist for an extended period of time. Management will continue to monitor the relationship between the Company’s market capitalization and book value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the book values of the net assets of their respective businesses.

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

When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period.

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

•

Workers’ Compensation Insurance—Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for worker’s compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to revenue for the years ended December 31, 2008, 2007 and 2006 were $4.3 million, $5.2 million, and $3.0 million, respectively.

•

Captive Insurance Company—In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practices liability insurance coverage on a “claims made” basis. The level of risk retained by our captive is up to $2.5 million per claim (dependent upon location) and up to $12.5 million in the aggregate. The reserves estimated and accrued in accordance with SFAS 5 for self-insurance facilitated through our captive insurance company, which relate to multiple years, were $6.2 million and $7.1 million, net of receivables from third party insurers, as of December 31, 2008 and 2007, respectively.

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

In 2008 we adopted SFAS 157, “Fair Value Measurements” with respect to our financial assets and liabilities that are measured at fair value. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determined the fair value of these contracts based on widely accepted valuation techniques. The inputs for these valuation techniques are Level 2 inputs in the hierarchy of SFAS 157. At December 31, 2008, we had forward exchange contracts in effect recorded as a current asset of $5.9 million and a current liability of $5.2 million. At December 31, 2008, we have no recurring fair value measurements for financial assets and liabilities that are based on unobservable inputs or Level 3 inputs.

DERIVATIVES AND HEDGING ACTIVITIES

We apply SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, “Accounting For Certain Derivative Instruments and Certain Hedging Activities,” when accounting for derivatives and hedging activities.

As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage selected foreign currency risks. At December 31, 2008, we had forward exchange contracts in effect with a gross notional value of $580.8 million ($532.1 million on a net basis) with a net market value of $0.7 million. We currently do not use hedge accounting for these contracts, which are marked-to-market each period with changes in unrealized gains or losses recognized currently in earnings and offset by gains and losses in associated intercompany loans such that the net impact to earnings is not significant. These gains and losses are included in net earnings as a component of Operating, administrative and other expense.

We hedge any foreign currency exchange risk resulting from intercompany loans through the use of foreign currency forward contracts. SFAS 133 requires that unrealized gains and losses on these derivatives be recognized currently in earnings. The gain or loss on the re-measurement of the foreign currency loan accounts being hedged is also recognized in earnings. The net impact on our earnings of the unrealized gain on foreign currency contracts, offset by the loss resulting from remeasurement of foreign currency transactions, for 2008, 2007 and 2006 was not significant. In the past we have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We have not used interest rate swap agreements in the last three years, and there were no such agreements outstanding as of December 31, 2008.

We require that hedging derivative instruments be effective in reducing the exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting treatment. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with changes in unrealized gains or losses recognized currently in earnings.

FOREIGN CURRENCY TRANSLATION

The financial statements of our subsidiaries located outside the United States are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date with the resulting translation adjustments included in the balance sheet as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)) and in the statement of earnings (other comprehensive income—foreign currency translation adjustments). Income and expenses are translated at the average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings as a component of Operating, administrative and other expense and resulted in net losses of $1.1 million in 2008, a net gain of $2.9 million in 2007 and net losses of $1.3 million in 2006.

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

For the years ended December 31, 2007 and 2006, respectively, we did not include in the weighted average shares outstanding the shares that had been repurchased and which were held by one of our subsidiaries, no shares were held by a subsidiary during 2008. We calculate net income available to common shareholders by subtracting dividend-equivalents paid on outstanding but unvested shares of restricted stock units, net of tax, from net income. See “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in Item 5 for additional information regarding our share repurchase activity and current dividend practice.

The following table details the calculations of basic and diluted earnings per common share ($ in thousands, except share data) for each of the three years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Net income before cumulative effect of change in accounting principle	$84,883	257,832	175,221
Cumulative effect of change in accounting principle, net of tax	—	—	1,180
Net income	84,883	257,832	176,401
Dividends on unvested common stock, net of tax	1,368	1,342	1,057
Net income available to common shareholders	83,515	256,490	175,344

Basic income per common share before cumulative effect of change in accounting principle and dividends on unvested common stock, net of tax	$2.56	8.05	5.50
Cumulative effect of change in accounting principle, net of tax	—	—	0.03
Dividends on unvested common stock, net of tax	(0.04)	(0.04)	(0.03)
Basic earnings per common share	$2.52	8.01	5.50

Basic weighted average shares outstanding	33,098,228	32,021,380	31,872,112
Dilutive impact of common stock equivalents:
Outstanding stock options	68,309	126,313	316,914
Unvested stock compensation programs	1,038,583	1,430,234	1,258,913
Diluted weighted average shares outstanding	34,205,120	33,577,927	33,447,939

Diluted income per common share before cumulative effect of change in accounting principle and dividends on unvested common stock, net of tax	$2.48	7.68	5.24
Cumulative effect of change in accounting principle, net of tax	—	—	0.03
Dividends on unvested common stock, net of tax	(0.04)	(0.04)	(0.03)
Diluted earnings per common share	$2.44	7.64	5.24

New Accounting Standards

FAIR VALUE MEASUREMENTS

In 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R. In November 2007, the FASB deferred the implementation of SFAS 157 for non-financial assets and liabilities for one year. Management does not believe that the application of SFAS 157 for non-financial assets and liabilities will have a material impact on our consolidated financial statements. On January 1, 2008 we adopted SFAS 157 with respect to our financial assets and liabilities that are measured at fair value. The adoption of these provisions did not have a material impact on our consolidated financial statements.

FAIR VALUE OPTION

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Under SFAS 159, we had the option of adopting fair value accounting for financial assets and liabilities starting on January 1, 2008. The adoption of SFAS 159 did not have a material effect on our consolidated financial statements since we did not elect to measure any of our financial assets or liabilities using the fair value option prescribed by SFAS 159.

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS 141(revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change how identifiable assets acquired and the liabilities assumed in a business combination will be recorded in the financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires expensing of most transaction and restructuring costs. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is after December 31, 2008. The impact of the application of SFAS 141(R) on our consolidated financial statements will be dependent on the contract terms of business combinations we complete in the future.

NONCONTROLLING INTERESTS

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 applies prospectively as of January 1, 2009. Management does not believe that the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

(3) Business Segments

We manage and report our operations as four business segments:

(i)	Investment Management, which offers investment management services on a global basis, and

The three geographic regions of Investor and Occupier Services (“IOS”):

(ii)	Americas,

(iii)	Europe, Middle East and Africa (“EMEA”) and

(iv)	Asia Pacific.

The Investment Management segment provides investment management services to institutional investors and high-net-worth individuals. Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively “transaction services”) and property management, facilities management, project and development management, energy management and sustainability and construction management services (collectively “management services”).

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

For segment reporting we show equity earnings (losses) from real estate ventures within our revenue line, especially since it is a very integral part of our Investment Management segment. Our measure of segment operating results also excludes restructuring charges. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results with equity in earnings (losses) from real estate ventures, and without restructuring charges. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

As stated in Note 2, we have reclassified certain prior year amounts to conform to the current presentation. Summarized financial information by business segment for 2008, 2007 and 2006 are as follows ($ in thousands):

INVESTOR AND OCCUPIER SERVICES	2008	2007	2006
Americas
Revenue:
Transaction services	$478,918	378,815	316,752
Management services	421,635	359,731	292,270
Equity earnings	283	1,626	700
Other services	32,451	25,057	12,420
	933,287	765,229	622,142
Operating expenses:
Compensation, operating and administrative expenses	818,369	659,392	534,549
Depreciation and amortization	47,808	25,387	22,040
Operating income	$67,110	80,450	65,553
EMEA
Revenue:
Transaction services	$641,102	754,428	556,792
Management services	215,222	157,783	113,515
Equity (losses) earnings	(840)	373	(362)
Other services	15,359	13,497	9,394
	870,843	926,081	679,339

Operating expenses:
Compensation, operating and administrative expenses	820,638	814,936	616,824
Depreciation and amortization	27,291	19,703	18,511
Operating income	$22,914	91,442	44,004
Asia Pacific
Revenue:
Transaction services	$284,320	388,129	199,037
Management services	244,672	206,329	130,514
Equity (losses) earnings	(732)	502	1,802
Other services	7,913	7,181	5,624
	536,173	602,141	336,977

Operating expenses:
Compensation, operating and administrative expenses	518,580	523,179	311,290
Depreciation and amortization	13,123	8,774	7,042
Operating income	$4,470	70,188	18,645
Investment Management
Revenue:
Transaction and other services	$19,087	27,768	28,573
Advisory fees	277,864	245,138	178,087
Incentive fees	59,043	88,219	170,600
Equity (losses) earnings	(4,173)	9,715	7,081
	351,821	370,840	384,341

Operating expenses:
Compensation, operating and administrative expenses	267,552	257,079	258,616
Depreciation and amortization	2,361	1,716	1,371
Operating income	$81,908	112,045	124,354

Segment Reconciling Items:
Total segment revenue	$2,692,124	2,664,291	2,022,799
Reclassification of equity (losses) earnings	(5,462)	12,216	9,221
Total revenue	2,697,586	2,652,075	2,013,578

Total operating expenses before restructuring charges (credits)	2,515,722	2,310,166	1,770,243
Restructuring charges (credits)	30,401	(411)	(744)
Operating income	$151,463	342,320	244,079

Identifiable assets by segment are those assets that are used by or are a result of each segment’s business. Corporate assets are principally cash and cash equivalents, office furniture and computer hardware and software. The following table reconciles segment identifiable assets to consolidated assets and segment investments in real estate ventures to consolidated investments in real estate ventures.

	2008		2007
($ IN THOUSANDS)	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES
Investor and Occupier Services:
Americas	$1,575,151	1,625	$873,652	2,293
EMEA	684,933	3,257	629,299	4,587
Asia Pacific	403,506	352	353,006	—
Investment Management	346,841	174,641	389,912	144,920
Corporate	66,594	—	46,005	—
Consolidated	$3,077,025	179,875	$2,291,874	151,800

The following table reconciles segment property and equipment expenditures to consolidated property and equipment expenditures.

($ IN THOUSANDS)	2008	2007	2006
Investor and Occupier Services:
Americas	$38,843	35,729	34,310
EMEA	28,506	53,616	19,697
Asia Pacific	15,975	13,086	8,495
Investment Management	4,113	2,323	1,539
Corporate	19,891	11,622	9,936
Consolidated	$107,328	116,376	73,977

The following table sets forth the 2008 revenues and assets from our most significant currencies ($ in thousands).

	TOTAL REVENUE	TOTAL ASSETS
United States dollar	$1,131,766	$1,817,478
Euro	480,705	481,411
British pound	344,020	341,706
Australian dollar	160,158	80,626
Singapore dollar	130,412	53,953
Japanese yen	92,711	52,755
Hong Kong dollar	83,107	84,313
Other currencies	274,707	164,783
	$2,697,586	$3,077,025

We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies.

(4) Business Combinations, Goodwill and Other Intangible Assets

We completed 15 business combinations in 2008 and 13 in 2007.

2008 BUSINESS COMBINATIONS

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

At closing, we paid $123 million in cash, as adjusted for Staubach’s net liabilities, and $100 million in shares of our common stock. The Company issued 1,997,682 shares of its common stock, which represented approximately 6% of the Company’s outstanding shares. As required by the Merger Agreement, we determined the number of shares based on $100 million divided by the Adjusted Trading Price of $50.06, the average closing price of our common stock for the five consecutive trading days ending August 14, 2008.

The Merger Agreement also provides for the following deferred payments payable in cash: (i) $78 million in August 2010 (or in August 2011 if certain revenue targets are not met); (ii) $156 million in August 2011 (or in August 2012 if certain revenue targets are not met); and (iii) $156 million in August 2013. We discounted these deferred payments to a present value of $316 million as of July 11, 2008, based on a 6% annual discount rate and recorded this liability as a long-term deferred business acquisition obligation.

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

Purchase consideration consisting of cash paid at closing, issuance of shares of common stock, the provision for deferred business acquisition obligations, assumption of net liabilities and capitalized acquisition costs was $506.9 million at December 31, 2008. The allocation of purchase consideration at December 31, 2008 was as follows ($ in thousands):

Accounts receivable and other assets	$59,509
Current liabilities	(88,701)
Current and deferred tax liabilities	(72,647)
Identifiable intangible assets	35,225
Goodwill	573,500

$506,886

Identifiable intangible assets consist of intangible assets for acquired backlog of $22.4 million with a useful life of 10 months and customer contracts and other intangibles of $12.8 million with a weighted average useful life of 78 months.

We have included Staubach’s results of operations with those of the Company since July 11, 2008. Pro forma consolidated results of operations, assuming the acquisition of Staubach occurred on January 1, 2007 and January 1, 2008 for the respective years ended December 31, 2008 and 2007 are as follows ($ in thousands):

	2008	2007
Revenue	$2,935,559	$3,000,963
Operating expense	2,742,830	2,621,285
Operating income	$192,729	$379,678

Net income available to common shareholders	$99,305	$261,129

Basic earnings per common share	$2.91	$7.68
Basic weighted average shares outstanding	34,146,192	34,019,062

Diluted earnings per common share	$2.82	$7.34
Diluted weighted average shares outstanding	35,253,084	35,575,609

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

Additional 2008 Business Combinations

In 2008, we completed 14 acquisitions in addition to Staubach. The Americas business segment completed three additional acquisitions:

1.	The Standard Group LLC, a Chicago-based retail transaction management firm;

2.	ECD Energy and Environment Canada, the leading environmental consulting firm in Canada and the developer of Green Globes, a technology platform for evaluating and rating building sustainability; and

3.	HIA, a Brazilian hotel services company.

Terms for these three transactions included cash paid at closing totaling approximately $5.5 million, consideration subject only to the passage of time recorded in “Deferred business acquisition obligations” on our consolidated balance sheet at a current fair value of $0.5 million, and additional consideration subject to earn-out provisions that will be paid only if the related conditions are achieved. These acquisitions resulted in $5.6 million of goodwill and identifiable intangibles of $0.6 million that will be amortized over their lives ranging up to four years. In 2008, an amendment was made to the earn-out provisions of the 2007 acquisition of Corporate Realty Advisors (“CRA”), a North Carolina corporate advisory and tenant representation firm that resulted in $3.2 million to goodwill and deferred business acquisition obligations.

In addition, the Americas business segment paid a total of $37.4 million to satisfy deferred business acquisition obligations from the 2006 Spaulding & Slye acquisition and the 2007 acquisitions of Lee & Klatskin Associates and CRA.

In 2008, the EMEA business segment made six acquisitions:

1.	Creevy LLH Ltd, a Scotland-based firm that provides investment, leasing and valuation services for leisure and hotels properties;

2.	Brune Consulting Management GmbH, a Germany-based retail management firm;

3.	Kemper’s Holding GmbH, a Germany-based retail specialist, making us the largest property advisory business in Germany and providing us with new offices in Leipzig, Cologne and Hannover;

4.	The remaining 51% interest in a Finnish real estate services firm which previously operated under the name GVA. We acquired the initial 49% in 2007;

5.	Churston Heard, a leading retail consultancy in the U.K. that offers a full range of retail services; and

6.	Alkas, a Turkish based commercial real estate firm.

Terms for these transactions included cash paid at closing totaling approximately $162.6 million, consideration subject only to the passage of time recorded in “Deferred business acquisition obligations” on our consolidated balance sheet at a current fair value of $14.0 million, and additional consideration subject to earn-out provisions that will be paid only if the related conditions are achieved. These acquisitions resulted in $166.9 million of goodwill and identifiable intangibles of $7.4 million that will be amortized over their lives ranging up to three years. In the third quarter of 2008, the Company finalized the purchase price relative to its 2006 acquisition of areaAZero, an occupier fit-out business in Spain that resulted in the reclassification of $8.6 million from other assets to goodwill.

In addition, the EMEA business segment paid $5.2 million to satisfy deferred business acquisition obligations from the 2007 Hargreaves Goswell acquisition.

In 2008, the Asia Pacific business segment made five acquisitions:

1.	Shore Industrial, an Australian commercial real estate agency;

2.	Sallmanns Holdings Ltd, a valuation business based in Hong Kong;

3.	The remaining 60% of a commercial real estate firm formed by the Company and Ray L. Davis, based in Australia;

4.	Leechiu & Associates, an agency business in the Philippines; and

5.	Creer & Berkeley Pty Ltd., an Australian property sales, leasing, management, valuation and consultancy firm;

Terms for these five transactions included cash paid at closing totaling approximately $18.8 million, consideration subject only to the passage of time recorded in “Deferred business acquisition obligations” on our consolidated balance sheet at a current fair value of $13.4 million, and additional consideration subject to earn-out provisions that will be paid only if the related conditions are achieved. These acquisitions resulted in $28.7 million of goodwill and identifiable intangibles of $4.8 million that will be amortized over their lives ranging up to five years.

In the third quarter of 2008, the Company received regulatory approval to legally merge its India operations with those of the Trammell Crow Meghraj (“TCM”) entity in which it acquired 44.8% interest in 2007. As a result of the legal merger, the TCM shareholders exchanged their 55.2% ownership interest in TCM for 28.1% of the combined Indian subsidiary. The Company is required to repurchase this 28.1% of its Indian subsidiary, held by the former TCM shareholders, on fixed dates in 2010 and 2012. The Company recorded $44.1 million as a “Minority shareholder redemption liability”, which represented the fair value of this 28.1% exchanged in the acquisition of the remaining TCM shares and a reclassification of the TCM shareholders’ minority interest. As part of this acquisition, the Company recorded additional goodwill of $35.4 million and additional identifiable intangibles of $2.3 million. The minority shareholder redemption liability will ultimately be relieved through the repurchases of the 28.1% owned by minority shareholders in 2010 and 2012.

In addition, the Asia Pacific business segment paid $7.0 million in 2008 to satisfy deferred business acquisition obligations from the Sallmanns acquisition.

The 2008 acquisitions resulted in $7.0 million of goodwill that we anticipate being able to deduct the amortization of for tax purposes.

2007 BUSINESS COMBINATIONS

In 2007, the Americas business segment made three acquisitions:

1.	Zietsman Realty Partners, a California-based real estate services firm;

2.	Corporate Realty Advisors, one of North Carolina’s leading corporate advisory services and tenant representation firms; and

3.	Lee & Klatskin Associates, the premier provider of integrated industrial real estate services in New Jersey.

Terms for these three transactions included cash paid at closing totaling approximately $14.5 million, consideration subject only to the passage of time recorded in “Deferred business acquisition obligations” on our consolidated balance sheet at a current fair value of $4.5 million, and additional consideration subject to earn-out provisions that will be paid only if the related conditions are achieved. These acquisitions resulted in $17.6 million of goodwill and identifiable intangibles of $1.7 million that will be amortized over their lives ranging up to five years. In the fourth quarter of 2007, we amended the earn-out provision terms included in the 2006 Spaulding & Slye acquisition to make certain of the earn-out consideration subject only to the passage of time. We recorded the fair value of these future payments on our consolidated balance as a $28.1 million increase to “Deferred business acquisition obligations,” a $26.7 million increase in goodwill and a $1.4 million increase in identifiable intangibles.

In 2007, the EMEA business segment made seven acquisitions:

1.	Hargreaves Goswell, a London based agency business;

2.	Troostwijk Makelaars, an independent property advisor firm based in the Netherlands that specializes in leasing, capital markets, and advisory and research services;

3.	KHK Group, a United Kingdom based project and development services business;

4.	Camilli & Veiel, a German based commercial investment and leasing firm;

5.	A 49% interest in a Finnish real estate services firm which previously operated under the name GVA;

6.	Upstream, the United Kingdom’s leading real estate sustainability services practice; and

7.	Group Tetris, a leading office design, site management and business relocation firm in France.

Terms for these seven transactions included cash paid at closing totaling approximately $84.3 million, and consideration subject only to the passage of time recorded in “Deferred business acquisition obligations” on our consolidated balance sheet at a current fair value of $9.6 million. These acquisitions also included provisions for additional consideration subject to earn-out provisions that will be paid only if the related conditions are achieved. These acquisitions resulted in $78.5 million of goodwill and identifiable intangibles of $5.9 million that will be amortized over their lives for up to three years. In the fourth quarter of 2007, the Company made an earn-out payment as part of the 2006 acquisition of the RSP Group which resulted in $7.4 million of goodwill.

In 2007, the Asia Pacific business segment made two acquisitions;

1.	NSC Corporate (“NSC”), a leading Western Australian agency business; and

2.	44.8% of Trammell Crow Meghraj (“TCM”), one of the largest real estate services companies in India.

We merged TCM into our preexisting India business upon local regulatory approval in 2008. Based on the contractual terms of the transaction, the financial results of the former TCM were consolidated in our consolidated financial statements upon acquisition in the beginning of the third quarter of 2007. Terms for these two transactions included cash paid at closing totaling approximately $32.8 million and resulted in $29.2 million of goodwill and identifiable intangibles of $4.2 million that will be amortized over their lives of up to five years. The NSC acquisition includes provisions for earn-outs subject to the achievement of certain performance conditions that will be recorded as additional purchase consideration when paid.

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

EARN-OUT PAYMENTS

At December 31, 2008 we had the potential to make earn-out payments on 18 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments of 17 of these acquisitions was $188.3 million at December 31, 2008. We expect these amounts will come due at various times over the next five years. The TCM acquisition earn-out payments are based on formulas and independent valuations such that the future payments are not quantifiable at this time; this obligation is reflected on our consolidated balance sheet as a Minority shareholder redemption liability.

GOODWILL AND OTHER INTANGIBLE ASSETS

We have $1,508.0 million of unamortized intangibles and goodwill as of December 31, 2008 that are subject to the provisions of SFAS 142. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $1,508.0 million of unamortized intangibles and goodwill, $1,448.7 million represents goodwill with indefinite useful lives, which is not amortized. The remaining $59.3 million of identifiable intangibles will be amortized over their remaining finite useful lives.

The following table sets forth, by reporting segment, the movements in the net carrying amount of our goodwill with indefinite useful lives ($ in thousands):

	INVESTOR AND OCCUPIER SERVICES
	AMERICAS	EMEA	ASIA PACIFIC	INVESTMENT MANAGEMENT	CONSOLIDATED
Balance as of January 1, 2007	$313,171	98,065	88,525	20,717	520,478

Additions	44,435	85,946	29,162	804	160,347
Impact of exchange rate movements	—	8,227	4,669	283	13,179
Balance as of January 1, 2008	$357,606	192,238	122,356	21,804	694,004

Additions	582,266	175,597	64,080	—	821,943
Impact of exchange rate movements	61	(51,254)	(11,466)	(4,625)	(67,284)
Balance as of December 31, 2008	$939,933	316,581	174,970	17,179	1,448,663

The following table sets forth, by reporting segment, the movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	INVESTOR AND OCCUPIER SERVICES
	AMERICAS	EMEA	ASIA PACIFIC	INVESTMENT MANAGEMENT	CONSOLIDATED
Gross Carrying Amount
Balance as of January 1, 2007	$82,929	4,449	2,965	5,834	96,177

Additions	3,057	5,934	4,196	100	13,287
Impact of exchange rate movements	—	125	540	78	743
Balance as of January 1, 2008	$85,986	10,508	7,701	6,012	110,207

Additions	35,779	7,365	7,158	—	50,302
Adjustment for fully amortized intangibles	(41,173)	(804)	(3,470)	(5,908)	(51,355)
Impact of exchange rate movements	—	(2,424)	(498)	23	(2,899)
Balance as of December 31, 2008	$80,592	14,645	10,891	127	106,255

Accumulated Amortization
Balance as of January 1, 2007	(47,127)	(2,668)	(2,965)	(5,834)	(58,594)

Amortization expense	(6,240)	(2,066)	(1,126)	—	(9,432)
Impact of exchange rate movements	—	(58)	(368)	(85)	(511)
Balance as of January 1, 2008	$(53,367)	(4,792)	(4,459)	(5,919)	(68,537)

Amortization expense	(21,785)	(7,264)	(2,668)	(56)	(31,773)
Adjustment for fully amortized intangibles	41,173	804	3,470	5,908	51,355
Impact of exchange rate movements	—	1,856	170	(7)	2,019
Balance as of December 31, 2008	$(33,979)	(9,396)	(3,487)	(74)	(46,936)

Net book value	$46,613	5,249	7,404	53	59,319

We amortize our intangible asset with finite lives on a straight-line basis over their useful lives. The weighted average amortization period of our intangible assets is 2.7 years and the remaining estimated future amortization expense for our intangibles with finite useful lives is as follows ($ in millions):

2009	$23.1
2010	10.4
2011	8.3
2012	6.0
2013	4.6
Thereafter	6.9
Total	$59.3

(5) Investments in Real Estate Ventures

As of December 31, 2008, we had total investments and loans of $179.9 million in approximately 40 separate property or fund co-investments. Within this $179.9 million are loans of $3.0 million to real estate ventures which bear an 8.0% interest rate and are to be repaid by 2013.

In the past, we had repayment guarantees outstanding to third-party financial institutions in the event that underlying co-investment loans defaulted; however, we had no such guarantees at December 31, 2008.

Following is a table summarizing our investments in real estate ventures ($ in millions):

TYPE OF INTEREST	PERCENT OWNERSHIP OF REAL ESTATE LIMITED PARTNERSHIP VENTURE	ACCOUNTING METHOD	CARRYING VALUE
General partner	0% to 1%	Equity	$0.2
Limited partner with advisory agreements	<1% to 48.78%	Equity	179.7
Total equity method			$179.9

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At December 31, 2008, our maximum potential unfunded commitment to LIC I is euro 17.3 million ($24.2 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At December 31, 2008, LIC II has unfunded capital commitments for future fundings of co-investments of $411.4 million, of which our 48.78% share is $200.7 million. The $200.7 million commitment is part of our maximum potential unfunded commitment to LIC II at December 31, 2008 of $398.7 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital. At December 31, 2008 no bridge financing arrangements were outstanding.

As of December 31, 2008, LIC I maintains a euro 10.0 million ($14.0 million) revolving credit facility (the “LIC I Facility”), and LIC II maintains a $50.0 million revolving credit facility (the “LIC II Facility”), principally for their working capital needs.

Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 4.8 million ($6.7 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $24.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 17.3 million ($24.2 million) and to LIC II of $398.7 million. As of December 31, 2008, LIC I had $2.9 million of outstanding borrowings on the LIC I Facility, and LIC II had $25.8 million of outstanding borrowings on the LIC II Facility.

The following table summarizes the discussion above relative to LIC I and LIC II at December 31, 2008 ($ in millions):

	LIC I	LIC II
Our effective ownership interest in co-investment vehicle	47.85%	48.78%
Our maximum potential unfunded commitments	$24.2	$398.7
Our share of unfunded capital commitments to underlying funds	18.5	200.7
Our maximum exposure assuming facilities are fully drawn	6.7	24.4
Our share of exposure on outstanding borrowings	1.4	12.6

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.9 million at December 31, 2008.

For the year ended December 31, 2008, funding of co-investments exceeded return of capital by $42.3 million. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2009 is anticipated to be between $40 and $50 million (planned co-investment less return of capital from liquidated co-investments).

The following table summarizes the combined financial information for the unconsolidated ventures (including those that are held via LIC I and LIC II), accounted for under the equity method of accounting ($ in millions):

	2008	2007	2006
Balance Sheet:
Investments in real estate, net of depreciation	$17,777.2	14,658.3	10,676.2
Total assets	$21,926.2	19,095.5	13,988.3
Mortgage indebtedness	$10,950.5	8,638.7	5,983.2
Other borrowings	909.4	1,057.8	926.4
Total liabilities	$14,277.1	11,621.1	8,079.4
Total equity	$7,649.1	7,474.4	5,908.9
Statements of Operations:
Revenues	$1,265.8	1,167.6	714.6
Net earnings (loss)	$(411.4)	100.1	64.4

The following table shows our interests in these unconsolidated ventures ($ in millions):

	2008	2007	2006
Equity investments in real estate ventures	$176.9	148.5	126.0
Loans to real estate ventures	3.0	3.3	3.5
Total investments in real estate ventures	$179.9	151.8	129.5
Equity in earnings (losses) from real estate ventures recorded by Jones Lang LaSalle	$(5.5)	12.2	9.2

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

Impairment—We apply the provisions of APB 18, SAB 59, and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. In 2008 we recognized $5.8 million of impairment charges included in equity losses from unconsolidated ventures, representing our equity share of the impairment charges against individual assets held by these ventures. There were no impairment charges in equity earnings in 2007 or 2006. It is reasonably possible that if real estate values continue to decline we may sustain additional impairment charges on our investments in real estate ventures in future periods.

(6) Stock Option and Stock Compensation Plans

The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan (“SAIP”) provides for the granting of various stock awards to eligible employees of Jones Lang LaSalle. Such awards include restricted stock units and options to purchase a specified number of shares of common stock. There were approximately 4.2 million shares available for grant under the SAIP at December 31, 2008.

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

In accordance with SFAS 123R, we will continue to recognize compensation cost over the stated vesting periods for awards granted prior to January 1, 2006 until the earlier of the completion of the stated vesting period for such awards or the date actual retirement occurs. The impact if we had applied the substantive vesting period provisions of SFAS 123R (including the impact of retirement eligibility) for awards issued before our adoption of SFAS 123R, would not have materially changed compensation expense for 2008 and 2007.

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

Share-based compensation expense is included within the “Compensation and benefits” line of our consolidated statement of earnings. Share-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively, consisted of the following ($ in thousands):

	2008	2007	2006
Restricted stock unit awards	$53,134	53,633	39,770
UK SAYE	1,052	1,408	226
Stock option awards	4	22	83
ESPP	—	—	—
	$54,190	55,063	40,079

RESTRICTED STOCK UNIT AWARDS

Restricted stock activity in 2008 is as follows:

	SHARES (THOUSANDS)	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	AGGREGATE INTRINSIC VALUE ($ IN MILLIONS)
Unvested at January 1, 2008	1,778.7	$61.55
Granted	1,079.3	71.09
Vested	(793.8)	52.67
Forfeited	(80.5)	69.05
Unvested at December 31, 2008	1,983.7	$69.99	1.84 years	$54.9
Unvested shares expected to vest	1,917.9	$70.18	1.85 years	$53.1

The fair value of restricted stock units is determined based on the market price of the Company’s common stock on the grant date. As of December 31, 2008, there was $74.4 million of remaining unamortized deferred compensation related to unvested restricted stock units. The remaining cost of unvested restricted stock units granted through December 31, 2008 will be recognized over varying periods into 2013.

Shares vested during the years ended December 31, 2008, 2007 and 2006 had fair values of $41.8 million, $100.2 million, and $64.9 million, respectively.

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

Stock option activity in 2008 is as follows:

	OPTIONS (THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	AGGREGATE INTRINSIC VALUE ($ IN MILLIONS)
Outstanding at January 1, 2008	183.0	$19.18
Granted	—	—
Exercised	(64.0)	16.80
Forfeited	(1.0)	39.00
Outstanding at December 31, 2008	118.0	$20.30	1.80 years	$0.9
Exercisable at December 31, 2008	118.0	$20.30	1.80 years	$0.9

Until the adoption of SFAS 123R on January 1, 2006, we had not recognized compensation expense for stock options granted at the market value of our common stock on the date of grant.

As of December 31, 2008, we have approximately 118,000 options outstanding, all of which have vested. We recognized less than $0.01 million and $0.02 million of compensation expense for unvested options in the years ended December 31, 2008 and 2007, respectively.

The following table summarizes information about stock option exercises and intrinsic values for the years ended December 31, 2008, 2007 and 2006 ($ in millions):

	2008	2007	2006
Number of options exercised	64,049	122,309	776,730
Intrinsic value	$0.7	6.6	40.2

Cash received from stock option exercises was $2.2 million and $5.1 million, and the associated tax benefit realized was $1.3 million and $10.7 million for the years ended December 31, 2008 and 2007, respectively.

OTHER STOCK COMPENSATION PROGRAMS

U.S. Employee Stock Purchase Plan—In 1998, we adopted an Employee Stock Purchase Plan (“ESPP”) for eligible U.S.-based employees. Under the current plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 5% discount on the purchase price as of the end of a program period; program periods are now three months each. Employee contributions and our contributions vest immediately. Since its inception, 1,540,632 shares have been purchased under the program through December 31, 2008. During 2008 and 2007, 156,150 shares and 61,426 shares, respectively, having weighted-average market values of $46.58 and $95.45, respectively, were purchased under the ESPP program. No compensation expense is recorded with respect to this program.

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

Options granted to our UK-based employees for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Options granted	85,000	40,000	37,000
Exercise price	$60.66	$90.02	$58.96

In November 2006, the SAYE plan was extended to employees in our Ireland operations, resulting in the issuance of approximately 5,000 options at an exercise price of $73.91. The first vesting of these options will occur in 2010 with the remaining to vest in 2012.

The fair value of options granted under the SAYE plan are amortized over their respective vesting periods. At December 31, 2008 there were 151,209 options outstanding under the SAYE plan.

(7) Retirement Plans

DEFINED CONTRIBUTION PLANS

We have a qualified profit sharing plan that incorporates United States Internal Revenue Code Section 401(k) for our eligible U.S. employees. Contributions under the qualified profit sharing plan are made via a combination of employer match and an annual contribution on behalf of eligible employees. Included in the accompanying Consolidated Statements of Earnings for the years ended December 31, 2008, 2007 and 2006 are employer contributions of $9.5 million, $7.5 million, and $6.2 million, respectively. Related trust assets of the Plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements.

We maintain several defined contribution retirement plans for our eligible non-U.S. employees. Our contributions to these plans were approximately $17.5 million, $14.6 million, and $12.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

DEFINED BENEFIT PLANS

We maintain four contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost for the years ended December 31, 2008, 2007 and 2006 consisted of the following ($ in thousands):

	2008	2007	2006
Employer service cost—benefits earned during the year	$3,654	3,682	3,930
Interest cost on projected benefit obligation	11,316	11,312	9,684
Expected return on plan assets	(13,051)	(13,353)	(11,027)
Net amortization/deferrals	385	2,268	2,344
Recognized actuarial loss	(27)	—	—
Net periodic pension cost	$2,277	3,909	4,931

The following tables provide reconciliations of projected benefit obligations and plan assets (the net of which is our funded status), as well as the funded status and accumulated benefit obligations, of our defined benefit pension plans as of December 31, 2008 and 2007 ($ in thousands):

	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of year	$213,286	221,548
Service cost	3,654	3,682
Interest cost	11,316	11,312
Plan participants’ contributions	739	507
Benefits paid	(6,295)	(7,340)
Actuarial gain	(42,919)	(21,224)
Changes in currency translation rates	(44,566)	4,870
Other	(57)	(69)
Projected benefit obligation at end of year	$135,158	213,286

	2008	2007
Change in plan assets:
Fair value of plan assets at beginning of year	$219,636	201,541
Actual return on plan assets	(30,487)	12,674
Plan contributions	8,368	8,413
Benefits paid	(6,295)	(7,340)
Changes in currency translation rates	(47,341)	4,417
Other	(57)	(69)
Fair value of plan assets at end of year	$143,824	219,636

Funded status and net amount recognized	$8,666	6,350
Accumulated benefit obligation at end of year	$132,566	210,015

The fair value of plan assets for two of the Company’s defined benefit plans exceeds the projected benefit obligations at December 31, 2008. The other two plans have a projected benefit obligation of $20.0 million and plan assets with a fair value of $15.9 million, at December 31, 2008.

Defined benefit pension plan amounts recognized in the accompanying Consolidated Balance Sheets as of December 31, 2008 and 2007 include the following ($ in thousands):

	2008	2007
Pension liabilities	$(4,071)	(1,096)
Other noncurrent assets	12,737	7,446
Accumulated other comprehensive loss	16,224	18,771
Net amount recognized	$24,890	25,121

Amounts in accumulated other comprehensive income yet to be recognized as components of net periodic pension cost are comprised of $15.9 million of actuarial losses and $0.3 million of prior service cost as of December 31, 2008. We anticipate that $0.2 million of this accumulated other comprehensive loss will recognized as net periodic pension cost in 2009.

The ranges of assumptions used in developing the projected benefit obligation as of December 31 and in determining net periodic benefit cost for the years ended December 31 were as follows:

	2008	2007	2006
Discount rate used in determining present values	5.70% to 6.70%	5.35% to 5.80%	4.30% to 5.10%

Annual increase in future compensation levels	2.00% to 4.30%	2.00% to 4.90%	2.00% to 4.60%

Expected long-term rate of return on assets	3.40% to 6.90%	3.60% to 6.65%	4.10% to 7.00%

Our pension plan asset allocations at December 31, 2008 and 2007 by asset category are as follows:

	PLAN ASSETS AT DECEMBER 31
	2008	2007
Equity securities	53.6%	60.9%
Debt securities	36.0%	32.8%
Other	10.4%	6.3%

Plan assets consist of a diversified portfolio of equity securities and fixed-income investments. We reviewed historic rates of returns for equity, debt and other securities, as well as current economic conditions, to determine the expected rate of return on plan assets. The actual asset allocation at December 31, 2008 approximates the plan’s target asset allocation percentages.

Future contributions and payments—We expect to contribute $3.5 million to our defined benefit pension plans in 2009. Additionally, the following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in millions):

PENSION BENEFIT PAYMENTS
2009	$ 4.1
2010	4.6
2011	5.2
2012	5.7
2013	6.2
2014-2018	43.4

(8) Income Taxes

For the years ended December 31, 2008, 2007 and 2006, our provision for income taxes consisted of the following ($ in thousands):

	2008	2007	2006
U.S. Federal:
Current	$41,667	5,982	22,616
Deferred	(54,872)	(4,479)	967
	(13,205)	1,503	23,583
State and Local:
Current	9,920	1,424	5,385
Deferred	(13,064)	(1,066)	230
	(3,144)	358	5,615
International:
Current	51,783	108,181	41,745
Deferred	(6,691)	(22,447)	(7,118)
	45,092	85,734	34,627
Total	$28,743	87,595	63,825

In 2008, 2007 and 2006 our current tax expense was reduced by $18.3 million, $4.6 million and $7.2 million, respectively, due to the utilization of prior years’ net operating loss carryovers.

Income tax expense for 2008, 2007 and 2006 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes as a result of the following ($ in thousands):

	2008			2007			2006
Computed “expected” tax expense	$40,401	35.0%		$121,660	35.0%		83,666	35.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	(3,123)	(2.7%	)	(28)	0.0%		3,675	1.5%
Amortization of goodwill and other intangibles	(1,361)	(1.2%	)	(1,529)	(0.4%	)	(1,564)	(0.7%	)
Nondeductible expenses	2,480	2.1%		2,916	0.8%		3,123	1.3%
International earnings taxed at varying rates	(25,798)	(22.3%	)	(33,024)	(9.5%	)	(15,166)	(6.3%	)
Valuation allowances	19,470	16.9%		350	0.1%		(3,855)	(1.6%	)
Other, net	(3,326)	(2.9%	)	(2,750)	(0.8%	)	(6,054)	(2.5%	)
	$28,743	24.9%		$87,595	25.2%		63,825	26.7%

For the years ended December 31, 2008, 2007 and 2006, our income (loss) before taxes from domestic (U.S.) and international sources is as follows ($ in thousands):

	2008	2007	2006
Domestic	$(44,360)	59,044	80,812
International	159,793	288,556	158,234
Total	$115,433	347,600	239,046

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below ($ in thousands):

	2008	2007	2006
Deferred tax assets attributable to:
Accrued expenses	$162,643	82,408	49,561
U.S. federal and state loss carryforwards	1,456	17,285	12,480
Allowances for uncollectible accounts	5,249	3,874	2,222
International loss carryforwards	32,800	11,083	16,787
Property and equipment	11,446	4,815	4,334
Investments in real estate ventures	11,917	12,252	530
Pension liabilities	—	3,988	6,082
Other	7,503	11,878	16,888
	$233,014	147,583	108,884
Less valuation allowances	(21,984)	(2,511)	(2,407)
	$211,030	145,072	106,477
Deferred tax liabilities attributable to:
Prepaid pension asset	$5,486	—	—
Intangible assets	49,843	28,118	20,054
Income deferred for tax purposes	1,129	—	—
Other	124	802	1,802
	$56,582	28,920	21,856

A deferred U.S. tax liability has not been provided on the unremitted earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. If repatriation of all such earnings were to occur, and if we were unable to utilize foreign tax credits due to the limitations of U.S. tax law, we estimate our maximum resulting U.S. tax liability would be $254.0 million, net of the benefits of utilization of U.S. federal and state carryovers.

As of December 31, 2008, the Company had available U.S. state net operating loss carryforwards of $0.7 million, which expire after 2008 through 2025; and international net operating loss carryforwards of $32.8 million, which begin to expire after 2008. The Company fully utilized its available U.S. federal net operating loss carryforwards in 2008.

As of December 31, 2008, we believe it is more likely than not that the net deferred tax asset of $154.4 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryforwards, for which we have concluded that recognition is not yet appropriate under SFAS No. 109, “Accounting for Income Taxes.” In 2008, we reduced valuation allowances by $1.1 million on some jurisdictions’ net operating losses due to the utilization or expiration of those losses, and we increased valuation allowances by $20.6 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses in addition to those provided in prior years.

As of December 31, 2008, our net current liability for income tax was $93.6 million.

The Company or one of its subsidiaries files income tax returns in the United States including 42 states and 23 cities and the District of Columbia and Puerto Rico, the United Kingdom including England and Scotland, Australia, Germany, The People’s Republic of China including Hong Kong and Macau, France, Japan, Singapore, India, The Netherlands, and Spain as well as 52 other countries. Generally, the Company’s open tax years include those from 2004 to the present, although reviews of taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.

Tax examinations or other reviews were completed during 2008 in the United States, Korea, Thailand, India, Indonesia, the State of New York, New York City, the United Kingdom, Hong Kong, and Russia. As of December 31, 2008, the Company is under examination in Japan, India, France, Germany, the State of Louisiana, the District of Columbia, the City of Los Angeles, and the State of Michigan, and the Company does not expect material changes to its financial position to result from these examinations.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to its retained earnings or any change to its liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2008 is as follows ($ in millions):

Balance at January 1, 2008	$22.0
Additions based on tax positions related to the current year	2.0
Additions for tax positions of prior years	7.2
Additions for purchase accounting	49.2
Reductions for use of reserves	(0.5)
Settlements	—
Balance at December 31, 2008	$79.9

Included in the balance of unrecognized tax benefits at December 31, 2008 are $49.2 million of tax benefits, that if recognized, may depending on timing, result in a decrease to goodwill.

The Company believes it is reasonably possible that $8.4 million of gross unrecognized tax benefits will be settled within twelve months after December 31, 2008. This may occur due to the conclusion of an examination by tax authorities. The Company further expects that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of audits, and the passing of statutes of limitations. This change is not expected to have a significant impact on the results of operations or the financial position of the Company. The Company does not believe that it has material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued and penalties, if any, related to income taxes as a component of income tax expense. During the years ended December 31, 2008, 2007 and 2006, the company recognized approximately $2.3, $0.2 and $0.3 million in interest and no penalties. The Company had approximately $6.6 and $0.5 million for the payment of interest accrued at December 31, 2008, and 2007, respectively.

(9) Debt

As of December 31, 2008, we had the ability to borrow up to $870 million on an unsecured revolving credit facility and a term loan agreement (together the “Facilities”), with capacity to borrow up to an additional $49.9 million under local overdraft facilities. There are currently 17 banks participating in our Facilities, which have a maturity of June 2012. Pricing on the Facilities ranges from LIBOR plus 200 basis points to LIBOR plus 350 basis points. As of December 31, 2008, our pricing on the Facilities was LIBOR plus 300 basis points. The Facilities will continue to be utilized for working capital needs, investments, capital expenditures, and acquisitions. Interest and principal payments on outstanding borrowings against the facilities will fluctuate based on our level of borrowing.

As of December 31, 2008, we had $483.9 million outstanding on the Facilities ($288.9 million on our revolving credit facility and $195.0 million on our term loan facility). We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $24.6 million outstanding at December 31, 2008, with $24.3 million attributable to local overdraft facilities.

With respect to the Facilities, we must maintain a consolidated net worth of at least $894 million, a leverage ratio not exceeding 3.50 to 1 through September 30, 2009 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 2.0 to 1. Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facilities) are, among other things, an add back for stock compensation expense, an add back for the EBITDA of acquired companies, including Staubach, earned prior to acquisition, as well as add backs for certain impairment and non-recurring charges. Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment, acquisitions, capital expenditures and dividend increases. We are in compliance with all covenants as of December 31, 2008. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facilities.

The Facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during the last three years and none were outstanding as of December 31, 2008.

The effective interest rate on our debt was 4.1% in 2008, compared to 5.5% in 2007.

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

Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years ending December 31 and thereafter are as follows ($ in thousands):

	OPERATING LEASES	CAPITAL LEASES
2009	$96,828	170
2010	84,077	77
2011	68,749	18
2012	53,050	2
2013	44,620	—
Thereafter	98,414	—
Less: Amount representing interest		(16)
Minimum lease payments	$445,738	251

As of December 31, 2008, we have accrued liabilities related to excess lease space of $1.3 million. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2008 was $5.7 million.

Assets recorded under capital leases in our Consolidated Balance Sheets at December 31, 2008 and 2007 are as follows ($ in thousands):

	2008	2007
Furniture, fixtures and equipment	$81	—
Computer equipment and software	281	279
Automobiles	215	248
	$577	527
Less accumulated depreciation and amortization	(280)	(160)
Net assets under capital leases	$297	367

Rent expense was $110.9 million, $88.0 million and $71.2 million during 2008, 2007 and 2006, respectively.

(11) Transactions with Affiliates

As part of our co-investment strategy we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements are revenues of $240.6 million, $207.7 million and $247.3 million for 2008, 2007 and 2006, respectively, as well as receivables of $27.5 million, $31.0 million and $25.2 million at December 31, 2008, 2007 and 2006, respectively, related to these equity interests.

The outstanding balance of loans to employees at December 31, 2008 is shown in the following table ($ in millions). (1)

2008
Loans related to co-investments (2)	$1.5
Travel, relocation and other miscellaneous advances	47.2
$48.7

(1)	The Company has not extended or maintained credit, arranged for the extension of credit or renewed the extension of credit, in the form of a personal loan to or for any director or executive officer of the Company since the enactment of the Sarbanes-Oxley Act of 2002.

(2)	These loans have been made to allow employees the ability to participate in investment fund opportunities. All of these loans are nonrecourse loans.

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

(13) Restructuring

In 2008, we recognized $30.4 million of restructuring charges, consisting of $23.4 million of employee termination costs and $7.0 million of integration-related costs associated with the acquisitions of Kemper’s and Staubach. The employee termination costs were incurred as a result of staff reductions, principally in Europe, in response to the credit markets’ impact on transaction levels. Employee termination costs of $14.0 million were paid in 2008, and the remaining $9.4 million were included in accrued compensation at December 31, 2008. Integration-related costs included certain office moving costs, employee retention payments, training, re-branding and other transition events.

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

PERIODIC ACCOUNTING FOR INCENTIVE COMPENSATION

An important part of our overall compensation package is incentive compensation, which we typically pay to employees in the year after it is earned. In our interim financial statements, we have accrued for incentive compensation based on the percentage of compensation costs and adjusted operating income relative to forecasted compensation costs and adjusted operating income for the full year, as substantially all incentive compensation pools are based upon full year results. The impact of this incentive compensation accrual methodology is that we accrue less compensation in the first six months of the year, with the majority of our incentive compensation accrued in the second half of the year, particularly in the fourth quarter. We adjust the incentive compensation accrual in those unusual cases where earned incentive compensation has been paid to employees.

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

The following table reflects the estimates of compensation to be deferred to future years under the stock ownership program for each year-to-date period in 2008 and 2007 ($ in millions):

	2008	2007
Three months ended March 31,	$3.2	7.3
Six months ended June 30,	8.0	15.1
Nine months ended September 30,	10.9	19.5
Twelve months ended December 31,	15.5	26.2

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

The effective tax rate we applied to recurring operations for 2008 and 2007 was as follows:

	2008	2007
Three months ended March 31,	25.2%	26.7%
Six months ended June 30,	25.2%	26.7%
Nine months ended September 30,	25.2%	26.7%
Twelve months ended December 31,	24.9%	25.2%

SEASONALITY

Our revenues and profits tend to be significantly higher in the third and fourth quarters of each year than the first two quarters. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant through the year. Historically, we have reported an operating loss or a relatively small profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains (both of which can be particularly unpredictable). Our Investment Management segment earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains, generally when assets are sold, the timing of which is geared towards the benefit of our clients. Within our IOS segments, capital markets activities has an increasing impact on comparability between reporting periods, as the timing of recognition of revenues relates to the size and timing of our clients’ transactions. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION—2008 (UNAUDITED)

($ IN THOUSANDS, EXCEPT SHARE DATA)	MARCH 31	JUNE 30	SEPT. 30	DEC. 31	YEAR 2008
Revenue:
Investor & Occupier Services:
Americas	$173,864	189,875	254,072	315,476	$933,287
EMEA	183,063	236,098	208,562	243,120	870,843
Asia Pacific	117,397	141,778	132,555	144,443	536,173
Investment Management	87,382	92,733	81,202	90,504	351,821

Less:
Equity in earnings (losses) from real estate ventures	(2,214)	969	(693)	(3,524)	(5,462)
Total revenue	563,920	659,515	677,084	797,067	2,697,586

Operating expenses:
Investor & Occupier Services:
Americas	173,618	179,319	237,200	276,040	866,177
EMEA	190,081	233,765	202,670	221,413	847,929
Asia Pacific	125,284	137,004	132,612	136,803	531,703
Investment Management	67,202	71,229	60,664	70,818	269,913

Plus:
Restructuring charges (credits)	(189)	—	10,461	20,129	30,401
Total operating expenses	555,996	621,317	643,607	725,203	2,546,123

Operating income	7,924	38,198	33,477	71,864	151,463

Net earnings available to common shareholders	$2,840	24,516	15,004	41,155	$83,515

Basic earnings per common share	$0.09	0.77	0.44	1.19	$2.52

Diluted earnings per common share	$0.09	0.73	0.43	1.17	$2.44

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION—2007 (UNAUDITED)

($ IN THOUSANDS, EXCEPT SHARE DATA)	MARCH 31	JUNE 30	SEPT. 30	DEC. 31	YEAR 2007
Revenue:
Investor & Occupier Services:
Americas	$148,267	178,999	187,966	249,997	$765,229
EMEA	176,890	196,986	224,845	327,360	926,081
Asia Pacific	86,397	211,231	134,017	170,496	602,141
Investment Management	78,632	95,238	82,302	114,668	370,840

Less:
Equity in earnings from real estate ventures	133	6,368	4,979	736	12,216
Total revenue	490,053	676,086	624,151	861,785	2,652,075

Operating expenses:
Investor & Occupier Services:
Americas	141,805	159,876	167,786	215,312	684,779
EMEA	162,241	181,761	210,596	280,041	834,639
Asia Pacific	89,231	167,051	127,132	148,539	531,953
Investment Management	60,678	66,403	54,127	77,587	258,795

Plus:
Restructuring charges (credits)	(411)	—	—	—	(411)
Total operating expenses	453,544	575,091	559,641	721,479	2,309,755

Operating income	36,509	100,995	64,510	140,306	342,320

Net earnings available to common shareholders	$27,306	77,932	46,530	104,722	$256,490

Basic earnings per common share	$0.85	2.45	1.44	3.28	$8.01

Diluted earnings per common share	$0.81	2.32	1.38	3.16	$7.64

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

Based on management’s evaluation as of December 31, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes to the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the material in Jones Lang LaSalle’s Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and in Item 1 of this Annual Report on Form 10-K.

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

The following table provides information as of December 31, 2008 with respect to Jones Lang LaSalle’s common shares issuable under our equity compensation plans (in thousands, except exercise price):

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP (1)	2,036	$67.20	4,222
ESPP (2)	n/a	n/a	209
Subtotal	2,036		4,431
Equity compensation plans not approved by security holders
SAYE (3)	118	$59.48	815
Subtotal	118		815
Total	2,154		5,246

Notes:

(1)	In 1997, we adopted the 1997 Stock Award and Incentive Plan (“SAIP”), which provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle.

(2)	In 1998, we adopted an Employee Stock Purchase Plan (“ESPP”) for eligible U.S. based employees. Under this plan, employee contributions for stock purchases are enhanced through an additional contribution of a 5% discount on the purchase price.

(3)	In November 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK based operations. In November 2006, the SAYE plan was extended to employees in our Ireland operations. Under this plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 15% discount on the purchase price. Both employee and employer contributions vest over a period of three to five years. Employees have had the opportunity to participate in the plan in 2002, 2005, 2006, 2007, and 2008.

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

We discuss those risks, uncertainties and other factors in this report in (i) Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements; and elsewhere, and (ii) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

•	The effect of political, economic and market conditions and geopolitical events including the continuation of the worldwide financial crisis and credit contraction;

•	The logistical and other challenges inherent in operating in numerous different countries;

•	The actions and initiatives of current and potential competitors;

•	The level and volatility of real estate prices, interest rates, currency values and other market indices;

•	The outcome of pending litigation; and

•	The impact of current, pending and future legislation and regulation.

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

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each of Jones Lang LaSalle Incorporated, a Maryland corporation, and the undersigned Directors and officers of Jones Lang LaSalle Incorporated, hereby constitutes and appoints Colin Dyer, Lauralee E. Martin and Mark K. Engel its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2009.

JONES LANG LASALLE INCORPORATED

By:	/s/ Lauralee E. Martin
Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 2009.

Signature	Title

/s/ Sheila A. Penrose Sheila A. Penrose	Chairman of the Board of Directors and Director

/s/ Colin Dyer Colin Dyer	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Lauralee E. Martin Lauralee E. Martin	Executive Vice President and Chief Operating and Financial Officer and Director (Principal Financial Officer)

/s/ Henri-Claude de Bettignies Henri-Claude de Bettignies	Director

/s/ DeAnne Julius DeAnne Julius	Director

/s/ Darryl Hartley-Leonard Darryl Hartley-Leonard	Director

/s/ Alain Monié Alain Monié	Director

/s/ David B. Rickard David B. Rickard	Director

/s/ Roger T. Staubach Roger T. Staubach	Director

/s/ Thomas C. Theobald Thomas C. Theobald	Director

/s/ Mark K. Engel Mark K. Engel	Executive Vice President and Global Controller (Principal Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Jones Lang LaSalle Incorporated (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-48074-01))

3.2	Articles of Amendment to the Articles of Incorporation of Jones Lang LaSalle Incorporated (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.3	Amended and Restated Bylaws of the Registrant, effective November 1, 2008 (Incorporated by reference to Exhibit 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

4.1	Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.1	Amended and Restated Multicurrency Credit Agreement dated as of June 6, 2007 (Incorporated by reference to Exhibit 99.1 to the Report on Form 8-K dated June 8, 2007)

10.2	First Amendment to Amended and Restated Multicurrency Credit Agreement dated as of June 16, 2008 (Incorporated by reference to Exhibit 99.2 to the Report on Form 8-K dated June 19, 2008)

10.3	Second Amendment to Amended and Restated Multicurrency Credit Agreement dated as of December 19, 2008 (Incorporated by reference to Exhibit 99.1 to the Report on Form 8-K dated December 19, 2008)

10.4	Term Loan Agreement dated as of July 2, 2008 (Incorporated by reference to Exhibit 99.3 to the Report on Form 8-K dated July 2, 2008)

10.5	First Amendment to Term Loan Agreement dated as of December 19, 2008 (Incorporated by reference to Exhibit 99.2 to the Report on Form 8-K dated December 19, 2008)

10.6	Membership Interest Purchase Agreement by and between Jones Lang LaSalle Incorporated, Spaulding & Slye Acquisition Corp., and Spaulding and Slye Partners LLC relating to Spaulding and Slye LLC, dated as of November 26, 2005 (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.7	First Amendment to Membership Interest Purchase Agreement dated as of September 27, 2007, amending the Membership Interest Purchase Agreement by and between Jones Lang LaSalle Incorporated, Spaulding & Slye Acquisition Corp., and Spaulding and Slye Partners LLC relating to Spaulding and Slye LLC, dated as of November 26, 2005 (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.8	Agreement and Plan of Merger by and among Jones Lang LaSalle Incorporated, Jones Lang LaSalle Tenant Representation, Inc. and Staubach Holdings, Inc. dated June 16, 2008 (Incorporated by reference to Exhibit 2.1 to the Report on Form 8-K dated June 16, 2008)

10.9	Amended and Restated Stock Award and Incentive Plan dated as of May 29, 2008, as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 29, 2008 and as filed on April 14, 2008 as part of the Proxy Statement for the 2008 Annual Meeting of Shareholders on Schedule 14A and Incorporated herein by reference.

10.10	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) for the Non Executive Directors’ 2004, 2005, 2006, 2007 and 2008 Annual Grants (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.11	Jones Lang LaSalle Incorporated Stock Ownership Program Shares Agreement (Under the Amended and Restated Stock Award and Incentive Plan) (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.12	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) for Employees’ 2004, 2005, 2006, 2007 and 2008 Annual Grants (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.13	Jones Lang LaSalle Incorporated GEC Long-Term Incentive Compensation Program, effective as of January 1, 2007, under the Amended and Restated Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.14	Description of Management Incentive Plan under the Amended and Restated Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1997)

10.15	Form of Indemnification Agreement with Executive Officers and Directors (Incorporated by Reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1998)

10.16*	Amended and Restated Severance Pay Plan effective January 1, 2008

10.17	Senior Executive Services Agreement with Alastair Hughes dated as of March 9, 1999 (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.18	Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of July 16, 2004 and accepted July 19, 2004 (Incorporated by reference to Exhibit 99.2 to the Periodic Report on Form 8-K dated July 21, 2004)

10.19	Amendment No. 1 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of August 30, 2004 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.20	Amendment No. 2 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of December 1, 2005 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.21	Letter Agreement Regarding Compensation of the Chairman of the Board of Directors dated as of January 1, 2005 (Incorporated by reference to Exhibit 99.1 to the Periodic Report on Form 8-K dated January 10, 2005)

10.22	Amended and Restated Jones Lang LaSalle Incorporated Co-Investment Long Term Incentive Plan dated December 16, 2005 (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.23	LaSalle Investment Management Long Term Incentive Compensation Program, as amended and restated as of December 15, 2004, under the Amended and Restated Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.24	LaSalle Investment Management Long Term Incentive Compensation Program, effective as of January 1, 2008, under the Amended and Restated Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.25*	Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009

10.26*	Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of March 6, 2008

10.27	LIM Funds Personal Co-Investment Agreement for International and Regional Directors (in connection with elections under the Stock Ownership Program) (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.28	LIM Funds Personal Co-Investment Agreement for International and Regional Directors (not in connection with elections under the Stock Ownership Program) (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.29*	Restated Jones Lang LaSalle Incorporated Stock Ownership Program, effective as of January 1, 2008, under the Amended and Restated Stock Award and Incentive Plan

11	Statement concerning computation of per share earnings (filed in Item 8, Note 2 of the Notes to Consolidated Financial Statements.

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Set forth on page preceding signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2008