Form 10-Q
period 2009-03-31
JONES LANG LASALLE INC
filed 2009-05-08
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on May 5, 2009 was 34,754,429.

Part I Financial Information
Item 1. Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
($ in thousands, except share data)	March 31,
	2009	December 31,
Assets	(unaudited)	2008
Current assets:
Cash and cash equivalents	$46,019	45,893
Trade receivables, net of allowances of $27,628 and $23,847	587,359	718,804
Notes and other receivables	76,758	89,636
Prepaid expenses	35,624	32,990
Deferred tax assets	118,285	102,934
Other	10,511	9,511
Total current assets	874,556	999,768

Property and equipment, net of accumulated depreciation of $236,006 and $225,496	214,031	224,845
Goodwill, with indefinite useful lives	1,434,722	1,448,663
Identified intangibles, with finite useful lives, net of accumulated amortization of $56,505 and $46,936	48,545	59,319
Investments in real estate ventures	145,209	179,875
Long-term receivables	49,959	51,974
Deferred tax assets	59,426	58,639
Other, net	52,589	53,942
Total assets	$2,879,037	3,077,025

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$295,673	352,489
Accrued compensation	420,748	487,895
Short-term borrowings	38,551	24,570
Deferred tax liabilities	3,503	2,698
Deferred income	33,904	29,213
Deferred business acquisition obligations	23,398	13,073
Other	85,153	77,947
Total current liabilities	900,930	987,885

Noncurrent liabilities:
Credit facilities	496,008	483,942
Deferred tax liabilities	4,351	4,429
Deferred compensation	31,291	44,888
Pension liabilities	3,938	4,101
Deferred business acquisition obligations	354,044	371,636
Minority shareholder redemption liability	43,500	43,313
Other	57,091	65,026
Total liabilities	1,891,153	2,005,220

Commitments and contingencies

Company Shareholders' Equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 34,734,550 and 34,561,648 shares issued and outstanding	347	346
Additional paid-in capital	616,472	599,742
Retained earnings	481,843	543,318
Shares held in trust	(3,504)	(3,504)
Accumulated other comprehensive loss	(112,520)	(72,220)
Total Company shareholders’equity	982,638	1,067,682
Noncontrolling interest	5,246	4,123
Total equity	987,884	1,071,805
Total liabilities and equity	$2,879,037	3,077,025

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Operations
For the Three Months Ended March 31, 2009 and 2008
($ in thousands, except share data) (unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008

Revenue	$494,211	563,920

Operating expenses:
Compensation and benefits	342,555	378,873
Operating, administrative and other	137,623	160,866
Depreciation and amortization	24,520	16,446
Restructuring charges (credits)	17,042	(188)
Total operating expenses	521,740	555,997

Operating (loss) income	(27,529)	7,923

Interest expense, net of interest income	12,758	1,176
Equity in losses from unconsolidated ventures	(32,022)	(2,213)

(Loss) income before income taxes and noncontrolling interest	(72,309)	4,534

(Benefit) provision for income taxes	(10,846)	1,143
Net (loss) income	(61,463)	3,391

Net income attributable to noncontrolling interest	12	552

Net (loss) income attributable to the Company	(61,475)	2,839
Net (loss) income attributable to common shareholders	$(61,475)	2,839

Basic (loss) earnings per common share	$(1.78)	0.09
Basic weighted average shares outstanding	34,617,894	31,772,825

Diluted (loss) earnings per common share	$(1.78)	0.09
Diluted weighted average shares outstanding	34,617,894	33,229,444

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Three Months Ended March 31, 2009
($ in thousands, except share data) (unaudited)

	Company Shareholders’ Equity
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
Balances at December 31, 2008	34,561,648	$346	599,742	543,318	(3,504)	(72,220)	4,123	$1,071,805

Net (loss) income	—	—	—	(61,475)	—	—	12	(61,463)

Shares issued under stock compensation programs	195,662	1	2,368	—	—	—	—	2,369

Share repurchased for payment of taxes on stock awards	(22,760)	—	(625)	—	—	—	—	(625)

Excess tax adjustments due to vestings and exercises	—	—	(1,098)	—	—	—	—	(1,098)

Amortization of stock compensation	—	—	16,085	—	—	—	—	16,085

Increase in amounts due to noncontrolling interest	—	—	—	—	—	—	1,111	1,111

Foreign currency translation adjustments	—	—	—	—	—	(40,300)	—	(40,300)

Balances at March 31, 2009	34,734,550	$347	616,472	481,843	(3,504)	(112,520)	5,246	$987,884

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
($ in thousands) (unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net (loss) income	$(61,475)	2,839
Reconciliation of net income to net cash used by operating activities:
Depreciation and amortization	24,520	16,446
Equity in losses from real estate ventures	32,022	2,213
Operating distributions from real estate ventures	—	59
Provision for loss on receivables and other assets	7,592	9,109
Minority interest, net of tax	12	552
Amortization of deferred compensation	14,311	15,955
Amortization of debt issuance costs	946	141
Change in:
Receivables	122,003	52,071
Prepaid expenses and other assets	(3,452)	(2,001)
Deferred tax assets, net	(15,409)	(18,040)
Excess tax adjustment from share-based payment arrangements	—	(856)
Accounts payable, accrued liabilities and accrued compensation	(124,935)	(350,338)
Net cash used in operating activities	(3,865)	(271,850)

Cash flows from investing activities:
Net capital additions – property and equipment	(6,952)	(18,787)
Business acquisitions	(13,783)	(40,752)
Capital contributions and advances to real estate ventures	—	(10,400)
Distributions, repayments of advances and sale of investments	873	6
Net cash used in investing activities	(19,862)	(69,933)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	242,619	545,067
Repayments of borrowings under credit facilities	(216,572)	(209,006)
Debt issuance costs	(3,938)	—
Shares repurchased for payment of employee taxes on stock awards	(625)	(1,650)
Excess tax adjustment from share-based payment arrangements	—	856
Common stock issued under stock option plan and stock purchase programs	2,369	2,584
Net cash provided by financing activities	23,853	337,851

Net increase (decrease) in cash and cash equivalents	126	(3,932)
Cash and cash equivalents, January 1	45,893	78,580
Cash and cash equivalents, March 31	$46,019	74,648

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,160	780
Income taxes, net of refunds	8,141	45,836
Non-cash financing activities:
Deferred business acquisition obligations	3,054	15,602

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated (“Jones Lang LaSalle”, which may also be referred to as “the Company” or as “the Firm,” “we,” “us” or “our”) for the year ended December 31, 2008, which are included in Jones Lang LaSalle’s 2008 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the “Summary of Critical Accounting Policies and Estimates” section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein, for further discussion of our accounting policies and estimates.

(1) Interim Information

Our consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, our revenue and profits have tended to be higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant throughout the year. Our Investment Management segment earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains, generally when assets are sold, the timing of which is geared towards the benefit of our clients. Within our Investor and Occupier Services segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As a result, the results for the periods ended March 31, 2009 and 2008 are not indicative of the results to be obtained for the full fiscal year.

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

On January 1, 2008 the Company adopted SFAS 157 with respect to its financial assets and liabilities that are measured at fair value, and on January 1, 2009 the Company adopted SFAS 157 with respect to its non-financial assets and liabilities that are measured at fair value. The adoption of these provisions did not have a material impact on our consolidated financial statements.

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

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair value of these contracts based on widely accepted valuation techniques. The inputs for these valuation techniques are primarily Level 2 inputs in the hierarchy of SFAS 157. At March 31, 2009, we had forward exchange contracts in effect with a gross notional value of $571.2 million and a net fair value gain of $0.2 million, recorded as a current asset of $6.1 million and a current liability of $5.9 million.  This net carrying gain is offset by a carrying loss in the associated intercompany loans such that the net impact to earnings is not significant.

See Note 6. Investments in Real Estate Ventures and “Asset Impairments, Investments in Real Estate Ventures” in our Summary of Critical Accounting Policies and Estimates in Management’s Discussion and Analysis for discussion of our processes for evaluating investments in real estate ventures for impairment on a quarterly basis. The inputs to this quarterly impairment analysis are Level 3 inputs in the fair value hierarchy under SFAS 157.

Business Combinations
In December 2007, the FASB issued SFAS 141(revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes how identifiable assets acquired and the liabilities assumed in a business combination are recorded in the financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires expensing of most transaction and restructuring costs. SFAS 141(R) principally applies prospectively to business combinations for which the acquisition date is after December 31, 2008. The impact of the application of SFAS 141(R) on our consolidated financial statements will depend on the contract terms of business combinations we complete in the future.

Noncontrolling Interests
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. We applied the provisions of SFAS 160 prospectively starting January 1, 2009. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities
SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) requires enhanced disclosures about an entity’s derivative and hedging activities and became effective for the Company in the first quarter of 2009. As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage selected foreign currency risks that arise in the normal course of business. These contracts are marked-to-market each period with changes in unrealized gains or losses recognized in earnings as a component of Operating, administrative and other expenses and offset by gains and losses in associated intercompany loans such that the net impact to earnings is not significant (see Fair Value Measurements above). At March 31, 2009, we had forward exchange contracts in effect with a gross notional value of $571.2 million and a net fair value gain of $0.2 million, recorded as a current asset of $6.1 million and a current liability of $5.9 million.  We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk material at this time.

(3) Revenue Recognition

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

Construction management fees, which are gross construction services revenues net of subcontract costs, were $3.1 million and $3.7 million for the three months ended March 31, 2009 and 2008, respectively. Gross construction services revenues totaled $42.7 million and $56.7 million for the three months ended March 31, 2009 and 2008, respectively. Subcontract costs totaled $39.6 million and $53.0 million for the three months ended March 31, 2009 and 2008, respectively.

We include costs in excess of billings on uncompleted construction contracts of $12.4 million and $9.8 million in “Trade receivables,” and billings in excess of costs on uncompleted construction contracts of $2.4 million and $5.9 million in “Deferred income,” respectively, in our March 31, 2009 and December 31, 2008 consolidated balance sheets.

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

Most of our service contracts use the latter structure and we account for them on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. These costs aggregated approximately $264.3 million and $282.0 million for the three months ended March 31, 2009 and 2008, respectively. This treatment has no impact on operating income, net income or cash flows.

(4) Business Segments

We manage and report our operations as four business segments:

The three geographic regions of Investor and Occupier Services ("IOS"):
(i)	Americas,
(ii)	Europe, Middle East and Africa (“EMEA”),
(iii)	Asia Pacific; and

(iv)	Investment Management, which offers investment management services on a global basis.

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

For segment reporting we show equity in earnings (losses) from real estate ventures within our revenue line, especially since it is an integral part of our Investment Management segment. Our measure of segment reporting results also excludes restructuring charges. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results with “Equity in earnings (losses) from real estate ventures,” and without restructuring charges. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer, the Chief Executive Officers of each of our four reporting segments, and the Chairman of Asia Pacific and Jones Lang LaSalle Hotels.

Summarized unaudited financial information by business segment for the three months ended March 31, 2009 and 2008 is as follows ($ in thousands):

	2009	2008
Investor and Occupier Services
Americas
Revenue:
Transaction services	$106,609	79,360
Management services	84,647	88,748
Equity losses	(1,445)	—
Other services	9,779	5,757
	$199,590	173,865
Operating expenses:
Compensation, operating and administrative expenses	188,158	166,569
Depreciation and amortization	15,916	7,048
Operating (loss) income	$(4,484)	248

EMEA
Revenue:
Transaction services	$73,730	132,414
Management services	45,276	48,177
Equity (losses) earnings	(379)	16
Other services	2,132	2,455
	$120,759	183,062
Operating expenses:
Compensation, operating and administrative expenses	136,943	184,060
Depreciation and amortization	5,142	6,021
Operating loss	$(21,326)	(7,019)

Asia Pacific
Revenue:
Transaction services	$37,690	58,883
Management services	66,741	57,073
Equity losses	(971)	(62)
Other services	1,371	1,504
	$104,831	117,398
Operating expenses:
Compensation, operating and administrative expenses	105,517	122,407
Depreciation and amortization	2,921	2,877
Operating loss	$(3,607)	(7,886)

Investment Management
Revenue:
Transaction and other services	$1,197	4,225
Advisory fees	60,073	72,130
Incentive fees	4,966	13,194
Equity losses	(29,228)	(2,167)
	$37,008	87,382
Operating expenses:
Compensation, operating and administrative expenses	49,560	66,703
Depreciation and amortization	541	500
Operating (loss) income	$(13,093)	20,179

Segment Reconciling Items:
Total segment revenue	$462,188	561,707
Reclassification of equity losses	(32,023)	(2,213)
Total revenue	$494,211	563,920

Total operating expenses before restructuring charges (credits)	504,698	556,185
Restructuring charges (credits)	17,042	(188)
Operating (loss) income	$(27,529)	7,923

(5) Business Combinations, Goodwill and Other Intangible Assets

2009 Business Combinations Activity
In the first three months of 2009, we paid $10.3 million to satisfy deferred business acquisition obligations, primarily related to the Americas’ 2006 acquisition of Spaulding & Slye. We also made $1.6 million of earn-out payments related to three acquisitions that were completed in 2007 and 2008.  No new acquisitions were completed in the first three months of 2009.

Earn-out payments
At March 31, 2009 we had the potential to make earn-out payments on 18 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments of 17 of these acquisitions was $186.9 million at March 31, 2009. We expect these amounts will come due at various times over the next five years. The earn-out provisions of our acquisition of Indian real estate services company Trammell Crow Meghraj (“TCM”) are based on formulas and independent valuations such that the future payments are not quantifiable at this time; this obligation is reflected on our consolidated balance sheet as a Minority shareholder redemption liability.

Goodwill and Other Intangible Assets
We have $1,483.2 million of unamortized intangibles and goodwill as of March 31, 2009 that are subject to the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $1,483.2 million of unamortized intangibles and goodwill, $1,434.7 million represents goodwill with indefinite useful lives, which is not amortized. We will amortize the remaining $48.5 million of identifiable intangibles over their remaining finite useful lives.

The following table sets forth, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount
Balance as of January 1, 2009	$939,933	316,581	174,970	17,179	1,448,663
Additions (adjustments)	(1,121)	718	697	—	294
Impact of exchange rate movements	(9)	(13,237)	(653)	(336)	(14,235)
Balance as of March 31, 2009	$938,803	304,062	175,014	16,843	1,434,722

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated

Gross Carrying Amount
Balance as of January 1, 2009	$80,592	14,645	10,891	127	106,255
Adjustments	(323)	(279)	—	—	(602)
Impact of exchange rate movements	—	(504)	(88)	(10)	(602)
Balance as of March 31, 2009	$80,269	13,862	10,803	117	105,051

Accumulated Amortization
Balance as of January 1, 2009	$(33,979)	(9,396)	(3,487)	(74)	(46,936)
Amortization expense	(8,248)	(917)	(583)	(16)	(9,764)
Impact of exchange rate movements	—	280	(93)	7	194
Balance as of March 31, 2009	(42,227)	(10,033)	(4,163)	(83)	(56,506)

Net book value as of March 31, 2009	$38,042	3,829	6,640	34	48,545

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2009	12.5
2010	10.3
2011	8.2
2012	6.0
2013	4.6
Thereafter	6.9
Total	$48.5

(6) Investments in Real Estate Ventures

As of March 31, 2009, we had total investments and loans of $145.2 million in approximately 40 separate property or fund co-investments. Within this $145.2 million are loans of $2.8 million to real estate ventures which bear an 8.0% interest rate and are to be repaid by 2013.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At March 31, 2009, our maximum potential unfunded commitment to LIC I was euro 17.3 million ($22.9 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At March 31, 2009, LIC II has unfunded capital commitments for future fundings of co-investments of $353.8 million, of which our 48.78% share is $172.6 million. The $172.6 million commitment is part of our maximum potential unfunded commitment to LIC II at March 31, 2009 of $398.7 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital. At March 31, 2009, no bridge financing arrangements were outstanding.

As of March 31, 2009, LIC I maintains a euro 10.0 million ($13.2 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $50.0 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs.

Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 4.8 million ($6.3 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $24.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 17.3 million ($22.9 million) and to LIC II of $398.7 million. As of March 31, 2009, LIC I had $2.1 million of outstanding borrowings on the LIC I Facility, and LIC II had $34.6 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.6 million at March 31, 2009.

Impairment
We apply the provisions of APB 18, SAB 59, and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We review our investments in real estate ventures on a quarterly basis for indications of whether the carrying value of the real estate assets underlying our investments in real estate ventures may not be recoverable or whether our investment in these co-investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments in determining whether or not our investment is other than temporarily impaired.

Due to further declines in real estate markets, which we expect are having an adverse impact on rental income assumptions and forecasted exit capitalization rates, we determined that certain real estate investments had become impaired in the first quarter of 2009. The results of these impairment analyses were primarily responsible for the recognition of $28.9 million of non-cash charges in the first quarter of 2009, which are included in equity losses from real estate ventures, representing our equity share of these charges.  It is reasonably possible that if real estate values continue to decline we may sustain additional impairment charges on our investments in real estate ventures in future periods. No impairment charges were recognized in the first three months of 2008.

(7) Stock-based Compensation

Restricted Stock Unit Awards
Along with cash base salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program for Company officers, managers and professionals.

Restricted stock unit activity for the three months ended March 31, 2009 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Shares	Grant Date	Remaining	Intrinsic Value
	(thousands)	Fair Value	Contractual Life	($ in millions)

Unvested at January 1, 2009	1,992.6	$69.90
Granted	1,537.4	29.45
Vested	(91.3)	61.96
Forfeited	(19.6)	66.15
Unvested at March 31, 2009	3,419.1	$51.95	2.12 years	$79.5
Unvested shares expected to vest	3,323.8	$51.91	2.13 years	$77.3

The fair value of restricted stock units is determined based on the market price of the Company’s common stock on the grant date. As of March 31, 2009, there was $64.5 million of remaining unamortized deferred compensation related to unvested restricted stock units.  We will recognize the remaining cost of unvested restricted stock units granted through March 31, 2009 over varying periods into 2014.

Shares vesting during the three months ended March 31, 2009 and 2008 had fair values of $5.7 million and $4.7 million, respectively.

Stock Option Awards
We have granted stock options at the market value of our common stock at the date of grant. Our options vested at such times and conditions as the Compensation Committee of our Board of Directors determined and set forth in the related award agreements; the most recent options, granted in 2003, vested over periods of up to five years. As a result of a change in compensation strategy, we do not currently use stock option grants as part of our employee compensation program.

Stock option activity for the three months ended March 31, 2009 is as follows:

			Weighted Average	Aggregate
	Options	Weighted Average	Remaining	Intrinsic Value
	(thousands)	Exercise Price	Contractual Life	($ in millions)

Outstanding at January 1, 2009	118.0	$ 20.30
Exercised	(5.3)	22.25
Forfeited	(8.0)	29.20
Outstanding at March 31, 2009	104.7	$ 19.53	1.74 years	$ 0.4
Exercisable at March 31, 2009	104.7	$ 19.53	1.74 years	$ 0.4

As of March 31, 2009, we have approximately 104,700 options outstanding, all of which have vested. Accordingly, we recognized no compensation expense related to unvested options for the first three months of 2009.

Approximately 5,300 options were exercised during the first quarter of 2009, having an intrinsic value of less than $0.01 million. For the same period in 2008, approximately 20,500 options were exercised, having an intrinsic value of $1.2 million. As a result of these exercises, we received cash of $0.1 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively.

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan - In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S.-based employees. Through March 31, 2009, we enhanced employee contributions for stock purchases through an additional contribution of a 5% discount on the purchase price as of the end of a program period; program periods were three months in length as of March 31, 2009. Employee contributions and our contributions vest immediately. Since its inception, 1,636,678 shares have been purchased under the program through March 31, 2009. In the first quarter of 2009, 96,046 shares having a grant date market value of $23.26 were purchased under the program.  Effective April 1, 2009 the 5% discount has been discontinued, program periods are one month in length, and purchases are broker-assisted on the open market. We do not record any compensation expense with respect to this program.

SAYE - In November 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK based operations. In November 2006, we extended the SAYE plan to employees in our Ireland operations. Under this plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. The options to purchase stock with such savings vest over a period of three or five years. In the first quarter of 2009, the Company issued approximately 326,000 options at an exercise price of $19.47 under the SAYE plan. The fair values of the options granted under this plan are being amortized over their respective vesting periods. At March 31, 2009, there were approximately 418,000 options outstanding under the SAYE plan.

(8) Retirement Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost consisted of the following for the three months ended March 31, 2009 and 2008 ($ in thousands):

	2009	2008

Employer service cost - benefits earned during the period	$637	988
Interest cost on projected benefit obligation	2,064	3,032
Expected return on plan assets	(2,235)	(3,496)
Net amortization/deferrals	43	55
Recognized actual loss	(6)	42
Net periodic pension cost	$503	621

In the three months ended March 31, 2009, we have made $0.9 million in payments to our defined benefit pension plans. We expect to contribute a total of $3.3 million to our defined benefit pension plans in 2009. We made $7.6 million of contributions to these plans in the twelve months ended December 31, 2008.

(9) Comprehensive (Loss) Income

For the three months ended March 31, 2009 and 2008, comprehensive (loss) income was as follows ($ in thousands):

	2009	2008

Net (loss) income	$(61,463)	3,391
Other comprehensive income:
Foreign currency translation adjustments	(40,300)	46,835
Comprehensive (loss) income	(101,763)	50,226

Comprehensive income attributable to noncontrolling interest	12	552
Comprehensive (loss) income attributable to the Company	$(101,775)	49,674

(10) Debt
As of March 31, 2009, we had the ability to borrow up to $865.0 million on an unsecured revolving credit facility and a term loan agreement (together the “Facilities”), with capacity to borrow up to an additional $40.9 million under local overdraft facilities. There are currently 17 banks participating in our Facilities, which have a maturity of June 2012. Pricing on the Facilities ranges from LIBOR plus 200 basis points to LIBOR plus 350 basis points. As of March 31, 2009, our pricing on the Facilities was LIBOR plus 300 basis points.  The Facilities will continue to be utilized for working capital needs, investments, capital expenditures, and acquisitions. Interest and principal payments on outstanding borrowings against the facilities will fluctuate based on our level of borrowing.

As of March 31, 2009, we had $496.0 million outstanding on the Facilities ($306.0 million on our revolving credit facility and $190.0 million on our term loan facility). We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $38.6 million outstanding at March 31, 2009, with $30.3 million attributable to local overdraft facilities.

With respect to the Facilities, we must maintain a consolidated net worth of at least $894 million, a leverage ratio not exceeding 3.50 to 1 through September 30, 2009 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 2.0 to 1. Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facilities) are, among other things, an add-back for stock compensation expense, an add-back for the EBITDA of acquired companies, including Staubach, earned prior to acquisition, as well as add-backs for certain impairment and non-recurring charges.  Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment, acquisitions, capital expenditures and dividend increases. We are in compliance with all covenants as of March 31, 2009.  The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facilities.

The Facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2008 or the first three months of 2009, and none were outstanding as of March 31, 2009.

The effective interest rate on our debt was 3.7% in the first quarter of 2009, compared with 4.1% in the first quarter of 2008.

(11) Restructuring

In the first three months of 2009, we recognized $17.0 million of restructuring charges, consisting of $15.8 million of employee termination costs and $1.2 million of integration-related costs incurred as a result of the Staubach acquisition for office moving costs, employee retention payments, training, re-branding and other transition-related costs.

At December 31, 2008 we had $9.4 million of employee termination costs accrued as part of 2008 restructuring charges. We paid employee termination costs of $11.0 million in the first three months of 2009, leaving $14.2 million of accrued employee termination costs in Accrued compensation on our consolidated balance sheet at March 31, 2009.

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

(13) Income Taxes

The effective tax rate for the first quarter of 2009 was 15.0%, compared to an effective tax rate of 24.9% for all of 2008. Based on our forecasted results for the full year, we estimate that our effective tax rate will be 15.0% for all of 2009. The forecasted decrease in our effective tax rate is primarily due to lower forecasted earnings in high tax rate jurisdictions compared to last year.

(14) Subsequent Events

On April 28, 2009, the Company announced that its Board of Directors has declared a semi-annual cash dividend of $0.10 per share of its Common Stock. The dividend payment will be made on June 15, 2009 to holders of record at the close of business on May 15, 2009.  At the Company’s discretion, a dividend-equivalent in the same amount also will be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan. There can be no assurances that future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remains subject to final determination by the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three months ended March 31, 2009, included herein, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, which have been filed with the SEC as part of our 2008 Annual Report on Form 10-K and are also available on our website (www.joneslanglasalle.com).

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

Summary of Critical Accounting Policies and Estimates

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2 of notes to consolidated financial statements in our 2008 Annual Report of Form 10-K for a summary of our significant accounting policies.

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

Asset Impairments
Within the balances of property and equipment used in our business, we have computer equipment and software; leasehold improvements; furniture, fixtures and equipment; and automobiles. We have recorded goodwill and other identified intangibles from a series of acquisitions.  We also invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 48.78% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying Consolidated Financial Statements due to the nature of our non-controlling ownership.

Property and Equipment—We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to recognize and measure impairment of property and equipment owned or under capital lease. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in the first three months of 2009 or 2008.

Goodwill and Other Intangible Assets—We apply SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), when accounting for goodwill and other intangible assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation which we complete in the third quarter of each year, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of evaluation. Under SFAS 142, we define reporting units as Americas IOS, EMEA IOS, Asia Pacific IOS and Investment Management. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2008 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss.

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. In the fourth quarter of 2008, we evaluated the continued applicability of our annual evaluation in light of the continued deterioration in the global economy and corresponding fall in our stock price during that quarter, the first quarter in which our book value exceeded our market capitalization. We updated that evaluation in the first quarter of 2009. Based on our forecasts of continued annual profitability and EBITDA generated by each of our reporting units sufficient to support the book values of net assets of each of these reporting units at industry-specific multiples, there have been no changes to our conclusion that goodwill and intangible assets with identifiable useful lives are not impaired. However, it is possible our determination that goodwill for a reporting unit is not impaired could change in the future if the current economic conditions continue to deteriorate or persist for an extended period of time. Management will continue to monitor the relationship between the Company’s market capitalization and book value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the book values of the net assets of their respective businesses.

Investments in Real Estate Ventures—We apply the provisions of APB 18, SEC Staff Accounting Bulletin Topic 5-M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” (“SAB  59”), and SFAS 144 when evaluating investments in real estate ventures for impairment, including impairment  evaluations of the  individual assets underlying our investments. We review investments in real estate ventures on a quarterly basis for  indications of whether the carrying value of the real estate assets underlying our investments in real estate ventures may not be recoverable or whether our investment in these co-investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in  real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset.  When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co- investments in determining whether or not our investment is other than temporarily impaired.

Due to further declines in real estate markets, which we expect are having an adverse impact on rental income assumptions and forecasted exit capitalization rates, we determined that certain real estate investments had  become impaired in the first quarter of 2009. The results of these impairment analyses were primarily responsible for the recognition of $28.9 million of non-cash charges in the first quarter of 2009 included in equity losses from real estate ventures, representing our equity share of these charges. It is reasonably possible  that if real estate values continue to decline we may sustain additional impairment charges on our investments in  real estate ventures in future periods. No impairment charges were recognized in the first three months of 2008.

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

Given that we do not finalize individual incentive compensation awards until after year-end, we must estimate the portion of the overall incentive compensation pool that will qualify for this restricted stock program. This estimation factors in the performance of the Company and individual business units, together with the target bonuses for qualified individuals. Then, when we determine and announce compensation in the year following that to which the incentive compensation relates, we true-up the estimated stock ownership program deferral and related amortization.

The table below sets forth the deferral estimated at year end, and the adjustment made in the first quarter of the following year to true-up the deferral and related amortization ($ in millions):

	December 31, 2008	December 31, 2007

Deferral of compensation, net of related amortization expense	$14.8	24.5
Change in estimated deferred compensation in the first quarter of the following year	(0.5)	(1.0)

The table below sets forth the amortization expense related to the stock ownership program for the three months ended March 31, 2009 and 2008 ($ in millions):

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Current compensation expense amortization for prior year programs	$8.2	8.0
Current deferral of compensation, net of related amortization expense	(1.0)	(3.2)

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the programs related to 2009 and 2008 are $6.6 million and $0.5 million, respectively, at March 31, 2009.

The table below sets out certain information related to the cost of this program for the three months ended March 31, 2009 and 2008 ($ in millions):

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Expense to Company	$6.3	4.9
Employee contributions	1.6	1.2
Adjustment to prior year reserve	—	(0.9)
Total program cost	$7.9	5.2

•     Workers’ Compensation Insurance – Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to revenue for the three months ended March 31, 2009 and 2008 were $0.9 million and $0.8 million, respectively.

The reserves, which can relate to multiple years, were $12.6 million and $12.1 million, as of March 31, 2009 and December 31, 2008, respectively.

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

The reserves estimated and accrued in accordance with SFAS 5, which relate to multiple years, were $7.2 million and $6.2 million, net of receivables from third party insurers, as of March 31, 2009 and December 31, 2008, respectively.

Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

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

Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability, as local statutory tax rates range from 10% to 42% in the countries in which we have significant operations.  We evaluate our estimated annual effective tax rate on a quarterly basis to reflect forecasted changes in:

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

Based on our forecasted results for the full year, we have estimated an effective tax rate of 15.0% for 2009. We believe that this is an achievable rate due to the mix of our income and the impact of tax planning activities. For the three months ended March 31, 2009, we used an effective tax rate of 15.0%; we ultimately achieved an effective tax rate of 24.9% for the year ended December 31, 2008. The estimated rate for 2009 differs from the prior year rate primarily due to a lower earnings forecast in high tax jurisdictions compared to last year.

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

Transactional-Based Revenues
Transactional-based services for real estate investment banking, capital markets activities and other transactional-based services within our Investor and Occupier Services businesses increase the variability of the revenues we receive that relate to the size and timing of our clients’ transactions. During 2008 and into 2009, capital market transactions decreased significantly due to deteriorating economic conditions and the global credit crisis. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter.

Foreign Currency
We conduct business using a variety of currencies, but report our results in U.S. dollars, as a result of which our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility can make it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations; as such results demonstrate a growth rate that might not have been consistent with the real underlying growth or decline rate in the local operations. As a result, we provide information about the impact of foreign currencies in the period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition in the Results of Operations section below.

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

Within our Investor and Occupier Services segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended March 31, 2009 and 2008 are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications

We report “Equity in earnings (losses) from unconsolidated ventures” in the consolidated statement of earnings after “Operating (loss) income.” However, for segment reporting we reflect “Equity in earnings (losses) from real estate ventures” within “Total revenue.” See Note 4 of the notes to consolidated financial statements for “Equity in earnings (losses) from real estate ventures” reflected within segment revenues, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 4) measures segment results with “Equity in earnings (losses) from real estate ventures” included in segment revenues.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

In order to provide more meaningful year-to-year comparisons of our reported results, we have included in the table below the U.S. dollar and local currency movements in the consolidated statements of earnings ($ in millions).

					% Change
			Increase (Decrease)		in Local
	2009	2008	in U.S. dollars		Currencies

Total revenue	$494.2	$563.9	$(69.7)	(12%)	(1%)
Compensation and benefits	342.6	378.9	(36.3)	(10%)	3%
Operating, administrative and other	137.6	160.9	(23.3)	(14%)	(4%)
Depreciation and amortization	24.5	16.4	8.1	49%	61%
Restructuring charges (credits)	17.0	(0.2)	17.2	n.m.	n.m.
Total operating expenses	521.7	556.0	(34.3)	(6%)	6%
Operating (loss) income	$(27.5)	$7.9	$(35.4)	n.m.	n.m.
(n.m. – not meaningful; change greater than 100%)

Revenue for the first quarter of 2009 was $494 million, a 12% decrease in U.S. dollars, but down only 1% in local currency, compared with the first quarter of 2008. Solid revenue growth in the Americas segment driven by leasing revenue from the Staubach acquisition and continued growth in our Corporate Solutions business was offset by the seasonality of our business and weak transaction markets. Despite an increase in leasing revenue, total transaction services revenue across the Company decreased 19% in U.S. dollars, and 8% in local currency. Total management services revenue increased 1% in U.S. dollars, and 12% in local currency. LaSalle Investment Management’s advisory fee revenue decreased 17% in U.S. dollars, but increased 3% in local currency.

In the first quarter of 2009, we expanded on our 2008 actions to reduce staff and eliminate significant discretionary spending, incurring $17 million of Restructuring charges. Excluding Restructuring charges, operating expenses were $505 million for the first quarter, compared with $556 million in the first quarter of 2008. On a local currency basis, operating expenses excluding restructuring charges increased only 3% despite the added cost structure from the seven acquisitions completed since the first quarter of 2008, including Staubach and Kemper’s. We will continue our cost reduction efforts in 2009 and expect annualized base compensation and benefits savings of $100 million as a result of our cumulative actions.

Interest expense, net of interest income was $13 million in the first quarter of 2009, a $12 million increase over the first quarter of 2008 due to increases in non-cash interest accrued on deferred business obligations and in interest expense as a result of the increase in average debt balances.

Equity in losses from real estate ventures in the first quarter of 2009 were $32 million, compared to losses of $2 million in the first quarter of 2008, driven by $29 million of non-cash charges, primarily impairments. Due to further declines in real estate markets having an adverse impact on rental income assumptions and forecasted exit capitalization rates, we determined that certain real estate investments had become impaired in the first quarter of 2009.

The effective tax rate for the first quarter of 2009 was 15.0%, compared to an effective tax rate of 24.9% for all of 2008. Based on our forecasted results for the full year, we estimate that our effective tax rate will be 15.0% for all of 2009. The forecasted decrease in our effective tax rate is primarily due to lower forecasted earnings in high tax rate jurisdictions compared to last year.

Segment Operating Results

We manage and report our operations as four business segments:

The three geographic regions of Investor and Occupier Services ("IOS"):
(i)	Americas,
(ii)	Europe, Middle East and Africa (“EMEA”),
(iii)	Asia Pacific; and

(iv)	Investment Management, which offers investment management services on a global basis, and

Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets, and valuation services (collectively "transaction services"); and property management, facilities management, project and development management, energy management and sustainability, and construction management services (collectively "management services").  The Investment Management segment provides investment management services to institutional investors and high-net-worth individuals.

We have not allocated “Restructuring charges (credits)” to the business segments for segment reporting purposes; therefore, these costs are not included in the discussions below. Also, for segment reporting we continue to show “Equity in earnings (losses) from real estate ventures” within our revenue line, especially since it is a very integral part of our Investment Management segment.

Investor and Occupier Services

Americas
	2009	2008	Increase(Decrease)
Revenue	$199.6	$173.9	$25.7	15%
Operating expense	204.1	173.6	30.5	18%
Operating (loss) income	$(4.5)	$0.3	$(4.8)	n.m.
     (n.m. – not meaningful; change greater than 100%)

First-quarter 2009 revenue in the Americas region was $200 million, an increase of 15% over the prior year, primarily as a result of the Staubach acquisition. Transaction Services revenue increased 34%, to $107 million in the first quarter.  The region’s total Leasing revenue for the quarter increased 50%, to $86 million, up from $57 million in 2008.  Management Services revenue for the first quarter of 2009 decreased 5%, to $85 million, driven primarily by project and development services as clients continue to reduce capital expenditures. The firm won significant new Corporate outsourcing assignments for real estate services in the quarter as the outsourcing trend continued.

Operating expenses were $204 million in the first three months of 2009, an increase of 18% over the prior year. The year-over-year increase was due to additional cost structure from the Staubach acquisition, including $7 million of non-cash amortization expense related to purchased intangible assets.

EMEA
					% Change
			Increase(Decrease)		in Local
	2009	2008	in U.S. dollars		Currencies
Revenue	$120.8	$183.1	$(62.3)	(34%)	(19%)
Operating expense	142.1	190.1	(48.0)	(25%)	(7%)
Operating loss	$(21.3)	$(7.0)	$(14.3)	n.m.	n.m.
     (n.m. – not meaningful; change greater than 100%)

EMEA’s first-quarter 2009 revenue was $121 million compared with $183 million in 2008, a decrease of 34%, 19% in local currency, driven by continued reductions in transaction volumes across the region. On a U.S. dollar basis, the decreases were driven by Capital Markets and Hotels, down $26 million for the three-month period, or 62%, and Leasing revenue, down $16 million, or 35%.  Capital Markets and Hotels revenue was down 53% in local currency while Leasing was down 20% in local currency. Management Services revenue, which is primarily annuity revenue, decreased $3 million, or 6% for the quarter, to $45 million, but increased 14% in local currency.

Operating expenses were $142 million in the first quarter, a decrease of 25% from the prior year, 7% in local currency, driven by aggressive cost-saving actions taken across the region.  The cost reductions were achieved despite the additional cost structure from three acquisitions completed since the first quarter of 2008.

Asia Pacific
					% Change
			Increase(Decrease)		in Local
	2009	2008	in U.S. dollars		Currencies
Revenue	$104.8	$117.4	$(12.6)	(11%)	1%
Operating expense	108.4	125.3	(16.9)	(13%)	(2%)
Operating loss	$(3.6)	$(7.9)	$(4.3)	(54%)	(54%)

Revenue for the Asia Pacific region was $105 million for the first quarter of 2009, compared with $117 million for the same period in 2008.  Excluding the impact of foreign currency exchange, revenue was up 1%. Management Services revenue in the region increased to $67 million, a 17% increase from the first quarter of 2008 and 30% in local currency.  The significant year-over-year increase demonstrates the firm’s continued strength in corporate outsourcing, facility management and property management. Transaction Services revenue was $38 million for the quarter, a 36% decrease from 2008, 25% in local currency.  Within Transaction Services revenue, Capital Markets and Hotels revenue was down 34% but only 15% in local currency, and Leasing revenue was down 33%, 24% in local currency, for the first three months of 2009.

Operating expenses for the region were $108 million for the quarter.  With an aggressive focus on costs, operating expenses decreased 13% year-over-year, 2% in local currency, despite incremental costs related to serving more corporate outsourcing clients and higher occupancy costs compared with the first quarter of 2008.

Investment Management
					% Change
			Increase(Decrease)		in Local
	2009	2008	in U.S. dollars		Currencies
Revenue	$66.2	$89.6	$(23.4)	(26%)	(8%)
Equity losses	(29.2)	(2.2)	(27.0)	n.m.	n.m.
Total revenue	37.0	87.4	(50.4)	(58%)	(27%)
Operating expense	50.1	67.2	(17.1)	(25%)	(4%)
Operating (loss) income	$(13.1)	$20.2	$(33.3)	n.m.	n.m.
     (n.m. – not meaningful; change greater than 100%)

LaSalle Investment Management’s first-quarter revenue was $37 million, compared with $87 million in the prior year.  Equity losses of $29 million, primarily from non-cash charges related to co-investments, were included in first-quarter 2009 revenue.  Advisory fees were $60 million in the quarter, down $12 million from the first quarter of 2008 with valuations in Public Securities contributing significantly to the decline.  First-quarter 2009 Advisory fees compared favorably with Advisory fees of $62 million in the fourth quarter of 2008 despite the challenging operating environment.

The business recognized $5 million of Incentive fees in the first quarter of 2009 after reaching specified performance objectives against established benchmarks.  Asset sales, a key driver of Incentive and Transaction fees, continued to be limited by restrictions in the availability of financing for potential buyers.

LaSalle Investment Management raised $485 million of equity from clients during the first three months of 2009.  Investments made on behalf of clients totaled $300 million.  Assets under management declined to $41 billion, an 11% decrease, due to the impact of the current economic environment on asset valuations.

Consolidated Cash Flows

Cash Flows Used For Operating Activities
During the first quarter of 2009, cash used in operating activities was $4 million, a decrease of $268 million from the $272 million used in the first quarter of 2008. The year-over-year change from $3 million in net income in 2008 to a net loss of $61 million in 2009 was offset by a decrease in cash used for working capital. In the first quarter of 2009, $125 million was used for changes in accounts payable, accrued liabilities, and accrued compensation, a decrease of $225 million, from the $350 million used in the first quarter of 2008. This decrease was primarily due to the deferral to the second quarter of 2009 of certain incentive compensation payments for 2008 performance, whereas payment of comparable incentive compensation was made in the first quarter of 2008. Due to strong performance in 2007, incentive compensation payments made in 2008 were significantly higher then incentive compensation payments made in the first and second quarters of 2009. Cash from changes in receivables also increased $70 million compared to the prior year, driven in part by more effective collection efforts.

Cash Flows Used For Investing Activities
We used $20 million of cash for investing activities in the first quarter of 2009, a $50 million decrease compared to the $70 million used in the first quarter of 2008. This $50 million decrease was due to a $12 million decrease in capital expenditures, a $27 million decrease in cash used for business acquisitions, and a net $11 million decrease in cash used for investments in real estate ventures. In the first quarter of 2009, we completed no new business acquisitions and used $14 million relative to acquisitions completed in prior years, primarily for deferred payments and earn-out payments.

Cash Flows from Financing Activities
Financing activities provided $24 million of net cash in the first quarter of 2009 compared with $338 million in the first quarter of 2008. This decrease was driven by a decrease in net borrowings of $310 million from the first quarter of 2008.  Net borrowings decreased in the first quarter of 2009 due primarily to reduced investing activities and the deferral of payment of certain incentive compensation to the second quarter of 2009.

Liquidity and Capital Resources

Historically, we have financed our operations, co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities
In July 2008, we exercised the accordion feature on our unsecured revolving credit facility to increase the facility from $575 million to $675 million.  In addition, we entered into a $200 million term loan agreement (which was fully drawn and requires eight quarterly principal payments of $5 million commencing December 31, 2008, six quarterly principal payments of $7.5 million commencing December 31, 2010 and the balance payable June 6, 2012), with terms and pricing similar to our existing revolving credit facility. As a result of these changes, the total capacity of both the revolving facility and term loan (together the “Facilities”), increased to $875 million. Total capacity of the Facilities was $865 million as of March 31, 2009. In December 2008, the Facilities were amended to increase the maximum allowable leverage ratio to 3.50 to 1, from 3.25 to 1, through September 2009 (at which point the maximum allowable leverage ratio will revert back to 3.25 to 1), provide additions to Adjusted EBITDA for certain non-recurring charges and modify certain other definitions and pricing while keeping the borrowing capacity and the maturity, June 6, 2012, unchanged. As of March 31, 2009, pricing on the Facilities was LIBOR plus 300 basis points. The Facilities will continue to be utilized for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the facility will fluctuate based on our level of borrowing needs. We also have capacity to borrow an additional $40.9 million under local overdraft facilities.

As of March 31, 2009, we had $496.0 million outstanding on the Facilities ($306.0 million on our revolving credit facility and $190.0 million on our term loan facility). The average borrowing rate on the Facilities was 3.7% in the first quarter of 2009 as compared with an average borrowing rate of 4.1% in the first quarter of 2008. We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $38.6 million outstanding at March 31, 2009, with $30.3 million attributable to local overdraft facilities.

With respect to the Facilities, we must maintain a consolidated net worth of at least $894 million, a leverage ratio not exceeding 3.50 to 1 through September 30, 2009 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 2.0 to 1. Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facilities) are, among other things, an add-back for stock compensation expense, an add-back for the EBITDA of acquired companies, including Staubach, earned prior to acquisition, as well as add-backs for certain impairment and non-recurring charges.  Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment, acquisitions, capital expenditures and dividend increases. We are in compliance with all covenants as of March 31, 2009. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facilities.

The Facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2008 or the first three months of 2009, and none were outstanding as of March 31, 2009.

We currently believe that the Facilities, together with our local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our foreseeable needs to fund working capital, co-investment activities, dividend payments, capital expenditures and acquisitions. Due to current economic conditions and overall uncertainty in the global economy we are taking steps to prudently manage our balance sheet and conserve cash. We anticipate significantly reducing our expenditures on items such as capital expenditures and acquisitions in 2009.

Co-investment Activity
As of March 31, 2009, we had total investments and loans of $145.2 million in approximately 40 separate property or fund co-investments. Within this $145.2 million are loans of $2.8 million to real estate ventures which bear an 8.0% interest rate and are to be repaid by 2013.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At March 31, 2009, our maximum potential unfunded commitment to LIC I was euro 17.3 million ($22.9 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At March 31, 2009, LIC II has unfunded capital commitments for future fundings of co-investments of $353.8 million, of which our 48.78% share is $172.6 million. The $172.6 million commitment is part of our maximum potential unfunded commitment to LIC II at March 31, 2009 of $398.7 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital. At March 31, 2009, no bridge financing arrangements were outstanding.

As of March 31, 2009, LIC I maintains a euro 10.0 million ($13.2 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $50.0 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs.

Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 4.8 million ($6.3 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $24.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 17.3 million ($22.9 million) and to LIC II of $398.7 million. As of March 31, 2009, LIC I had $2.1 million of outstanding borrowings on the LIC I Facility, and LIC II had $34.6 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.6 million at March 31, 2009.

We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2009 is anticipated to be between $40 million and $50 million (planned co-investment less return of capital from liquidated co-investments).

Share Repurchase and Dividend Programs

Since October 2002, our Board of Directors has approved five share repurchase programs. At March 31, 2009, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2008 or in the first three months of 2009.  Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans.

On April 28, 2009, the Company announced that its Board of Directors has declared a semi-annual cash dividend of $0.10 per share of its Common Stock. The dividend payment will be made on June 15, 2009 to holders of record at the close of business on May 15, 2009.  At the Company’s discretion, a dividend-equivalent in the same amount also will be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan. There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates, remains subject to final determination by the Company's Board of Directors.

Capital Expenditures and Business Acquisitions

Capital expenditures for the first three months of 2009 were $7 million, net, compared to $19 million for the same period in 2008. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space. We anticipate that capital expenditures will decrease significantly from 2008, as we have completed the implementation of several global information systems and anticipate spending less on capital items related to acquisition integrations.

In the first quarter of 2009, we completed no new acquisitions and used $14 million relative to acquisitions completed in prior years, primarily for deferred payments and earn-out payments. Terms for our acquisitions completed in prior years included cash paid at closing, with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaling $377 million at March 31, 2009 on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At March 31, 2009 we had the potential to make earn-out payments on 18 acquisitions that are subject to the achievement of certain performance conditions.  The maximum amount of the potential earn-out payments for 17 of these acquisitions was $187 million at March 31, 2009. We expect these amounts will come due at various times over the next five years. The earn-out provisions of our acquisition of Indian real estate services company Trammell Crow Meghraj (“TCM”) are based on formulas and independent valuations such that the future payments are not quantifiable at this time; this obligation is reflected on our consolidated balance sheet as a Minority shareholder redemption liability.

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our revolving multi-currency credit facility and our term loan facility, together the “Facilities”, which are available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facilities were $547 million during the three months ended March 31, 2009, and the effective interest rate was 3.7%.  As of March 31, 2009, we had $496 million outstanding under the Facilities that bear a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2008 or the first three months of 2009, and we had no such agreements outstanding at March 31, 2009.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenues outside of the United States totaled 55% and 60% of our total revenues for the three months ended March 31, 2009 and 2008, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the euro (15% of revenues for the three months ended March 31, 2009) and the British pound (11% of revenues for the three months ended March 31, 2009).

We mitigate our foreign currency exchange risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs. The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our translation exposure to British pounds.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At March 31, 2009, we had forward exchange contracts in effect with a gross notional value of $571.2 million ($520.4 million on a net basis) with a fair value gain of $0.2 million. This carrying gain is offset by a carrying loss in associated intercompany loans such that the net impact to earnings is not significant.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of March 31, 2009, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

For other risk factors inherent in our business, see Item 1A. Risk Factors in our 2008 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Jones Lang LaSalle (the Company) has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information

Proposed changes to the composition of our Board of Directors

As previously disclosed in our Notice of the 2009 Annual Meeting of Shareholders and Proxy Statement, we announced the following prospective changes to the composition of our Board of Directors:

•	The Board has nominated Ming Lu, a Partner with KKR & Co., for election to the Board by the Company's shareholders at the 2009 Annual Meeting.

•
Professor Henri-Claude de Bettignies has decided to retire from Board service effective on May 28, 2009, and will not stand for re-election at the 2009 Annual Meeting.  Professor de Bettignies has served on the Board since March 1999.

•
Alain Monie has decided to resign from the Board effective on May 28, 2009 in order to devote more time to his other business activities and also will not stand for re-election at the 2009 Annual Meeting. Mr. Monie, who is the President and Chief Operating Officer of Ingram Micro Inc. and also a member of the Board of Directors of Amazon.com, Inc., has served on the Board since October 2005.

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

Peter A. Barge
           Chairman, Asia Pacific, and Chairman, Jones Lang LaSalle Hotels

Alastair Hughes
           Chief Executive Officer, Asia Pacific

Jeff A. Jacobson
           Chief Executive Officer, LaSalle Investment Management

Peter C. Roberts
           Chief Executive Officer, Americas

Christian Ulbrich
           Chief Executive Officer, Europe, Middle East and Africa

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

We discuss those risks, uncertainties and other factors in (i) our Annual Report on Form 10-K for the year ended December 31, 2008 in Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (ii) in this Quarterly Report on Form 10-Q in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (iii) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May, 2009.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin

By: Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and
Principal Financial Officer)

Item 6.	Exhibits

Exhibit
Number	Description

10.1
Form of Amendment to Bylaws of the Company, effective as of April 15, 2009 Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2009 (File Number 001-13145)

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