Form 10-Q
period 2009-06-30
JONES LANG LASALLE INC
filed 2009-08-07
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on August 3, 2009 was 41,775,440.

Part I Financial Information
Item 1. Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
($ in thousands, except share data)

Assets	June 30, 2009 (unaudited)	December 31, 2008
Current assets:
Cash and cash equivalents	$44,324	45,893
Trade receivables, net of allowances of $28,201 and $23,847	592,782	718,804
Notes and other receivables	84,147	89,636
Prepaid expenses	37,700	32,990
Deferred tax assets	124,246	102,934
Other	6,824	9,511
Total current assets	890,023	999,768

Property and equipment, net of accumulated depreciation of $262,174 and $225,496	221,787	224,845
Goodwill, with indefinite useful lives	1,482,067	1,448,663
Identified intangibles, with finite useful lives, net of accumulated amortization of $63,828 and $46,936	42,897	59,319
Investments in real estate ventures	152,458	179,875
Long-term receivables	51,606	51,974
Deferred tax assets	72,256	58,639
Other	67,703	53,942
Total assets	$2,980,797	3,077,025

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$309,557	352,489
Accrued compensation	266,717	487,895
Short-term borrowings	40,212	24,570
Deferred tax liabilities	3,546	2,698
Deferred income	30,121	29,213
Deferred business acquisition obligations	26,436	13,073
Other	86,206	77,947
Total current liabilities	762,795	987,885

Noncurrent liabilities:
Credit facilities	398,072	483,942
Deferred tax liabilities	4,349	4,429
Deferred compensation	32,061	44,888
Pension liabilities	4,244	4,101
Deferred business acquisition obligations	361,948	371,636
Minority shareholder redemption liability	44,251	43,313
Other	78,656	65,026
Total liabilities	1,686,376	2,005,220

Commitments and contingencies

Company Shareholders' Equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 41,289,913 and 34,561,648 shares issued and outstanding	413	346
Additional paid-in capital	845,210	599,742
Retained earnings	463,883	543,318
Shares held in trust	(3,513)	(3,504)
Accumulated other comprehensive loss	(15,330)	(72,220)
Total Company shareholders’equity	1,290,663	1,067,682
Noncontrolling interest	3,758	4,123
Total equity	1,294,421	1,071,805
Total liabilities and equity	$2,980,797	3,077,025

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2009 and 2008
($ in thousands, except share data) (unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Revenue	$576,138	659,515	$1,070,350	1,223,435

Operating expenses:
Compensation and benefits	381,376	431,175	723,931	810,047
Operating, administrative and other	140,653	171,875	278,276	332,741
Depreciation and amortization	21,367	18,268	45,887	34,714
Restructuring charges (credits)	15,386	-	32,428	(188)
Total operating expenses	558,782	621,318	1,080,522	1,177,314

Operating income (loss)	17,356	38,197	(10,172)	46,121

Interest expense, net of interest income	14,528	3,560	27,286	4,736
Equity in (losses) earnings from unconsolidated ventures	(19,248)	969	(51,271)	(1,244)

(Loss) income before income taxes and noncontrolling interest	(16,420)	35,606	(88,729)	40,141

(Benefit) provision for income taxes	(2,463)	8,973	(13,310)	10,116
Net (loss) income	(13,957)	26,633	(75,419)	30,025

Net income attributable to noncontrolling interest	190	1,114	202	1,666

Net (loss) income attributable to the Company	(14,147)	25,519	(75,621)	28,359
Net (loss) income attributable to common shareholders	$(14,433)	24,516	(75,907)	27,356

Basic (loss) earnings per common share	$(0.40)	0.77	(2.15)	0.86
Basic weighted average shares outstanding	35,835,788	31,876,045	35,231,252	31,824,435

Diluted (loss) earnings per common share	$(0.40)	0.73	(2.15)	0.82
Diluted weighted average shares outstanding	35,835,788	33,458,081	35,231,252	33,340,225

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Six Months Ended June 30, 2009
($ in thousands, except share data) (unaudited)

	Company Shareholders' Equity
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
Balances at December 31, 2008	34,561,648	$346	599,742	543,318	(3,504)	(72,220)	4,123	$1,071,805

Net (loss) income	—	—	—	(75,621)	—	—	202	(75,419)

Shares issued under stock compensation programs	251,051	2	3,126	—	—	—	—	3,128

Shares repurchased for payment of taxes on stock awards	(22,786)	—	(626)	—	—	—	—	(626)

Tax adjustments due to vestings and exercises	—	—	(954)	—	—	—	—	(954)

Amortization of stock compensation	—	—	26,670	—	—	—	—	26,670

Issuance of common stock	6,500,000	65	217,252	—	—	—	—	217,317

Dividends declared	—	—	—	(3,814)	—	—	—	(3,814)

Shares held in trust	—	—	—	—	(9)	—	—	(9)

Net distributions to noncontrolling interest	—	—	—	—	—	—	(567)	(567)

Foreign currency translation adjustments	—	—	—	—	—	56,890	—	56,890

Balances at June 30, 2009	41,289,913	$413	845,210	463,883	(3,513)	(15,330)	3,758	$1,294,421

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
($ in thousands) (unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Cash flows from operating activities:
Net (loss) income	$(75,419)	30,025
Reconciliation of net (loss) income to net cash used in operating activities:
Depreciation and amortization	45,887	34,714
Equity in losses from real estate ventures	51,271	1,244
Gain on investments	(1,381)	—
Operating distributions from real estate ventures	—	59
Provision for loss on receivables and other assets	12,307	14,075
Amortization of deferred compensation	24,793	31,523
Amortization of debt issuance costs	1,980	674
Change in:
Receivables	136,214	166,139
Prepaid expenses and other assets	(10,229)	(25,429)
Deferred tax assets, net	(34,160)	(20,394)
Excess tax benefit from share-based payment arrangements	—	(2,214)
Accounts payable, accrued liabilities and accrued compensation	(237,124)	(403,621)
Net cash used in operating activities	(85,861)	(173,205)

Cash flows from investing activities:
Net capital additions – property and equipment	(21,031)	(50,785)
Business acquisitions	(9,885)	(168,249)
Capital contributions and advances to real estate ventures	(19,498)	(23,643)
Distributions, repayments of advances and sale of investments	769	6
Net cash used in investing activities	(49,645)	(242,671)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	660,107	926,032
Repayments of borrowings under credit facilities	(731,506)	(504,806)
Debt issuance costs	(11,183)	(5,683)
Issuance of common stock, net	217,831	—
Shares repurchased for payment of employee taxes on stock awards	(626)	(1,832)
Common stock issued under option and stock purchase programs	3,128	6,312
Excess tax benefit from share-based payment arrangements	—	2,214
Payment of dividends	(3,814)	(17,291)
Net cash provided by financing activities	133,937	404,946

Net decrease in cash and cash equivalents	(1,569)	(10,930)
Cash and cash equivalents, January 1	45,893	78,580
Cash and cash equivalents, June 30	$44,324	$67,650

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,770	3,390
Income taxes, net of refunds	18,786	50,230
Non-cash financing activities:
Deferred business acquisition obligations	$5,419	$17,510

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated (“Jones Lang LaSalle”, which may also be referred to as “the Company” or as “the Firm,” “we,” “us” or “our”) for the year ended December 31, 2008, which are included in our 2008 Annual Report, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the “Summary of Critical Accounting Policies and Estimates” section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein and in our 2008 Annual Report for further discussion of our accounting policies and estimates.

(1) Interim Information
Our consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, our revenue and profits have tended to be higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are recognized evenly throughout the year. Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared towards the benefit of our clients. Within our Investor and Occupier Services segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended June 30, 2009 and 2008 are not indicative of the results to be obtained for the full fiscal year.

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

SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

—	Level 1. Observable inputs such as quoted prices in active markets;

—	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

—	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair value of these contracts based on widely accepted valuation techniques. The inputs for these valuation techniques are primarily Level 2 inputs in the hierarchy of SFAS 157. At June 30, 2009, we had forward exchange contracts in effect with a gross notional value of $571.0 million and a net fair value loss of $4.3 million, recorded as a current asset of $1.4 million and a current liability of $5.7 million. This net carrying loss is offset by a carrying gain in the associated intercompany loans such that the net impact to earnings is not significant.

See Note 6, Investments in Real Estate Ventures and “Asset Impairments, Investments in Real Estate Ventures” in our Summary of Critical Accounting Policies and Estimates in Management’s Discussion and Analysis for discussion of our processes for evaluating investments in real estate ventures for impairment on a quarterly basis. The inputs to this quarterly impairment analysis are Level 3 inputs in the fair value hierarchy under SFAS 157.

Business Combinations
In December 2007, the FASB issued SFAS 141(revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes how we record in our financial statements identifiable assets acquired and the liabilities assumed in business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires expensing of most transaction and restructuring costs. SFAS 141(R) principally applies prospectively to business combinations for which the acquisition date is after December 31, 2008. The impact of the application of SFAS 141(R) on our consolidated financial statements will depend on the contract terms of business combinations we complete in the future.

Noncontrolling Interests
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. We applied the provisions of SFAS 160 prospectively starting January 1, 2009. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and became effective for the Company in the first quarter of 2009. As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage selected foreign currency risks that arise in the normal course of business. We mark these contracts to market each period and recognize in earnings changes in unrealized gains or losses as a component of Operating, administrative and other expenses and offset by gains and losses in associated intercompany loans such that the net impact to earnings is not significant (see Fair Value Measurements above). At June 30, 2009, we had forward exchange contracts in effect with a gross notional value of $571.0 million and a net fair value loss of $4.3 million, recorded as a current asset of $1.4 million in Other current assets and a current liability of $5.7 million in Other current liabilities.  We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk material at this time.

Fair Value of Financial Instruments
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires publicly traded companies to disclose the fair value of financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments,” in interim financial statements, adding to the current requirement to make these disclosures in annual financial statements. This FSP is effective for the Company beginning with this reporting period ending June 30, 2009.

Our financial instruments include cash and cash equivalents, receivables, accounts payable, short-term borrowings, borrowings under our credit Facilities and foreign currency forward contracts. The carrying values of cash and cash equivalents, receivables, accounts payable and short-term borrowings approximate their estimated fair values due to the short maturity of these instruments. The estimated fair value of our borrowings under our credit Facilities approximates their carrying value due to their variable interest rate terms. The fair values of our foreign currency forward contracts are disclosed above under the headings “Fair Value Measurements” and “Disclosures about Derivative Instruments and Hedging Activities.”

Subsequent Events
In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued.  SFAS 165 requires recognition in the financial statements of the effect of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date, and disclosures of the date through which subsequent events have been evaluated.  SFAS 165 is effective for financial periods ending after June 15, 2009, and so applies to the current period ended June 30, 2009, and prospectively.

Consolidation of Variable Interest Entities
In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R).” SFAS 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, (ii) and the obligation to absorb losses of, or the right to receive benefits from, the variable interest entity that could potentially be significant to the entity. SFAS 167 also amends guidance in FIN 46(R) (i) for determining when an entity is a variable interest entity, including an additional reconsideration event for such determinations, (ii) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, (iii) to eliminate the quantitative approach previously required for determining the primary beneficiary, and (iv) to enhance disclosures regarding an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective for the Company as of January 1, 2010, with early adoption prohibited. Management has not yet determined what impact the application of this statement will have on our consolidated financial statements.

Codification of FASB Accounting Standards
In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” Under the provisions of SFAS 168, the Codification is established as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP for SEC registrants. The Codification will become the exclusive authoritative reference for use in the Company’s financial statements beginning with the periods ended September 30, 2009.

(3) Revenue Recognition
We earn revenue from the following principal sources:

—	Transaction commissions;
—	Advisory and management fees;
—	Incentive fees;
—	Project and development management fees; and
—	Construction management fees.

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

Construction management fees, which are gross construction services revenues net of subcontract costs, were $2.6 million and $2.9 million for the three months ended June 30, 2009 and 2008, respectively, and $5.6 million and $6.6 million for the six months ended June 30, 2009 and 2008, respectively. Gross construction services revenues totaled $42.2 million and $56.8 million for the three months ended June 30, 2009 and 2008, respectively, and $84.8 million and $113.5 million for the six months ended June 30, 2009 and 2008, respectively. Subcontract costs totaled $39.6 million and $53.9 million for the three months ended June 30, 2009 and 2008, respectively, and $79.2 million and $106.9 million for the six months ended June 30, 2009 and 2008, respectively.

We include costs in excess of billings on uncompleted construction contracts of $6.7 million and $9.8 million in “Trade receivables,” and billings in excess of costs on uncompleted construction contracts of $2.7 million and $5.9 million in “Deferred income,” respectively, in our June 30, 2009 and December 31, 2008 consolidated balance sheets.

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

—
The property owner, with ultimate approval rights relating to the employment and compensation of on-site personnel, and bearing all of the economic costs of such personnel, is determined to be the primary obligor in the arrangement;

—	Reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter;

—
Because the property owner is contractually obligated to fund all operating costs of the property from existing cash flow or direct funding from its building operating account, Jones Lang LaSalle bears little or no credit risk; and

—	Jones Lang LaSalle generally earns no margin in the reimbursement aspect of the arrangement, obtaining reimbursement only for actual costs incurred.

Most of our service contracts use the latter structure and we account for them on a net basis. We have always presented the above reimbursable contract costs on a net basis in accordance with U.S. GAAP. These costs aggregated approximately $316.5 million and $296.2 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $580.8 million and $573.5 million for the six months ended June 30, 2009 and 2008, respectively. This treatment has no impact on operating income, net income or cash flows.

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

For segment reporting we show equity in (losses) earnings from real estate ventures within our revenue line, since it is an integral part of our Investment Management segment. Our measure of segment reporting results also excludes restructuring charges. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results with “Equity in (losses) earnings from real estate ventures,” and without restructuring charges. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our four reporting segments.

Summarized unaudited financial information by business segment for the three and six months ended June 30, 2009 and 2008 is as follows ($ in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Investor and Occupier Services
Americas
Revenue:
Transaction services	$139,803	88,065	246,410	167,424
Management services	104,584	97,516	196,161	188,299
Equity income (losses)	233	41	(1,211)	41
Other services	3,967	4,253	6,818	7,973
	$248,587	189,875	448,178	363,737
Operating expenses:
Compensation, operating and administrative expenses	217,416	171,825	405,575	338,394
Depreciation and amortization	12,523	7,494	28,439	14,542
Operating income	$18,648	10,556	14,164	10,801

EMEA
Revenue:
Transaction services	$92,230	174,456	165,960	306,872
Management services	49,203	59,027	94,479	107,204
Equity (losses) income	(580)	85	(959)	102
Other services	2,018	2,530	4,151	4,985
	$142,871	236,098	263,631	419,163
Operating expenses:
Compensation, operating and administrative expenses	138,374	226,900	275,316	410,960
Depreciation and amortization	5,234	6,866	10,376	12,886
Operating (loss) income	$(737)	2,332	(22,061)	(4,683)

Asia Pacific
Revenue:
Transaction services	$50,690	77,748	88,380	136,630
Management services	68,053	61,444	134,794	118,518
Equity losses	(1,401)	(88)	(2,372)	(150)
Other services	1,928	2,674	3,299	4,178
	$119,270	141,778	224,101	259,176
Operating expenses:
Compensation, operating and administrative expenses	113,535	133,553	219,053	255,961
Depreciation and amortization	3,072	3,451	5,993	6,328
Operating income (loss)	$2,663	4,774	(945)	(3,113)

Investment Management
Revenue:
Transaction and other services	$899	6,214	2,097	10,439
Advisory fees	59,386	72,552	119,458	144,683
Incentive fees	3,377	13,036	8,343	26,230
Equity (losses) income	(17,500)	931	(46,729)	(1,237)
	$46,162	92,733	83,169	180,115
Operating expenses:
Compensation, operating and administrative expenses	52,704	70,772	102,263	137,474
Depreciation and amortization	538	457	1,079	957
Operating (loss) income	$(7,080)	21,504	(20,173)	41,684

Segment Reconciling Items:
Total segment revenue	$556,890	660,484	1,019,079	1,222,191
Reclassification of equity (losses) income	(19,248)	969	(51,271)	(1,244)
Total revenue	$576,138	659,515	1,070,350	1,223,435

Total operating expenses before restructuring charges (credits)	543,396	621,318	1,048,094	1,177,502
Restructuring charges (credits)	15,386	-	32,428	(188)
Operating income (loss)	$17,356	38,197	(10,172)	46,121

(5) Business Combinations, Goodwill and Other Intangible Assets

2009 Business Combinations Activity
In the first six months of 2009, we paid $10.3 million to satisfy deferred business acquisition obligations, primarily related to the Americas’ 2006 acquisition of Spaulding & Slye. We also recognized earn-out obligations of $7.0 million for acquisitions completed in prior years resulting in payments of $1.6 million and additional deferred business acquisition obligations of $5.4 million that will be paid in the next year.

We are not aware of any material changes to our current estimate of the fair value of assets and liabilities acquired in the 2008 Staubach acquisition, but have not completed our final evaluation of these assets and liabilities, which we will finalize in the third quarter of 2009.

Earn-out payments
At June 30, 2009 we had the potential to make earn-out payments on 17 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for 16 of these acquisitions was $186.1 million at June 30, 2009. These amounts will come due at various times over the next five years assuming the achievement of the applicable performance conditions. The earn-out provisions of our acquisition of Indian real estate services company, Trammell Crow Meghraj (“TCM”), are based on formulas and independent valuations such that the future payments are not quantifiable at this time; this obligation is reflected on our consolidated balance sheet as a Minority shareholder redemption liability.

Goodwill and Other Intangible Assets
We have $1.5 billion of unamortized intangibles and goodwill as of June 30, 2009 that are subject to the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $1.5 billion of unamortized intangibles and goodwill, $1.482 billion represents goodwill with indefinite useful lives, which is not amortized. We will amortize the remaining $43 million of identifiable intangibles over their remaining finite useful lives.

The following table sets forth, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
	Americas	EMEA	Asia Pacific	Investment Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2009	$939,933	316,581	174,970	17,179	1,448,663
Additions, net of adjustments	4,607	5,809	708	—	11,124
Impact of exchange rate movements	(7)	14,118	6,530	1,639	22,280
Balance as of June 30, 2009	$944,533	336,508	182,208	18,818	1,482,067

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
	Americas	EMEA	Asia Pacific	Investment Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2009	$80,592	14,645	10,891	127	106,255
Adjustments	(323)	(279)	—	—	(602)
Impact of exchange rate movements	—	715	364	(7)	1,072
Balance as of June 30, 2009	$80,269	15,081	11,255	120	106,725

Accumulated Amortization
Balance as of January 1, 2009	$(33,979)	(9,396)	(3,487)	(74)	(46,936)
Amortization expense	(12,959)	(1,858)	(1,166)	(30)	(16,013)
Impact of exchange rate movements	—	(615)	(267)	3	(879)
Balance as of June 30, 2009	$(46,938)	(11,869)	(4,920)	(101)	(63,828)

Net book value as of June 30, 2009	$33,331	3,212	6,335	19	42,897

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2009	$6.8
2010	10.3
2011	8.2
2012	6.0
2013	4.6
Thereafter	7.0
Total	$42.9

(6) Investments in Real Estate Ventures
As of June 30, 2009, we had total investments in real estate ventures of $152.5 million in approximately 40 separate property or fund co-investments.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At June 30, 2009, our maximum potential unfunded commitment to LIC I was euro 14.1 million ($19.7 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At June 30, 2009, LIC II has unfunded capital commitments for future fundings of co-investments of $299.2 million, of which our 48.78% share is $145.9 million. The $145.9 million commitment is part of our maximum potential unfunded commitment to LIC II at June 30, 2009 of $381.0 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital. At June 30, 2009, no bridge financing arrangements were outstanding.

As of June 30, 2009, LIC I maintains a euro 10.0 million ($14.0 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $50.0 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs.

Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 4.8 million ($6.7 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $24.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 14.1 million ($19.7 million) and to LIC II of $381.0 million. As of June 30, 2009, LIC I had $2.1 million of outstanding borrowings on the LIC I Facility, and LIC II had $8.6 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.8 million at June 30, 2009.

Impairment

We apply the provisions of APB 18, SEC Staff Accounting Bulletin Topic 5-M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” (“SAB 59”), SFAS 144, and EITF Issue No. 08-6, "Equity Method Investment Accounting Considerations," when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We review our investments in real estate ventures on a quarterly basis for indications of whether the carrying value of the real estate assets underlying our investments in real estate ventures may not be recoverable or whether our investment in these co-investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments in determining whether or not our investment is other than temporarily impaired.

Due to further declines in real estate markets, which are having an adverse impact on rental income assumptions and forecasted exit capitalization rates, we determined that certain real estate investments had become impaired in the first six months of 2009. The results of these impairment analyses were primarily responsible for our recognition of $43.8 million of non-cash charges in the first six months of 2009, which are included in equity losses from real estate ventures, representing our equity share of these charges. It is reasonably possible that if real estate values continue to decline we may sustain additional impairment charges on our investments in real estate ventures in future periods. We recorded $0.6 million of impairment charges in the first six months of 2008.

(7) Stock-based Compensation

Restricted Stock Unit Awards
Along with cash base salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program for Company officers, managers and professionals.

Restricted stock unit activity for the three months ended June 30, 2009 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at March 31, 2009	3,428.9	$51.89
Granted	18.4	34.31
Vested	(23.8)	59.24
Forfeited	(6.3)	66.49
Unvested at June 30, 2009	3,417.2	$51.72	1.90 years	$111.8

Restricted stock unit activity for the six months ended June 30, 2009 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at January 1, 2009	1,993.4	$69.89
Granted	1,565.2	29.51
Vested	(115.1)	61.40
Forfeited	(26.3)	65.43
Unvested at June 30, 2009	3,417.2	$51.72	1.90 years	$111.8
Unvested shares expected to vest	3,322.0	$51.67	1.91 years	$108.7

The fair value of restricted stock units is determined based on the market price of the Company’s common stock on the grant date. As of June 30, 2009, there was $54.0 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units granted through June 30, 2009 over varying periods into 2014.

Shares vesting during the six months ended June 30, 2009 and 2008 had fair values of $7.1 million and $5.2 million, respectively.

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

Stock option activity for the three months ended June 30, 2009 is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at March 31, 2009	104.7	$19.53
Exercised	(27.2)	22.99
Forfeited	(10.0)	24.29
Outstanding at June 30, 2009	67.5	$17.42	2.37 years	$1.0

Stock option activity for the six months ended June 30, 2009 is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at January 1, 2009	118.0	$20.30
Exercised	(32.5)	22.87
Forfeited	(18.0)	26.47
Outstanding at June 30, 2009	67.5	$17.42	2.37 years	$1.0
Exercisable at June 30, 2009	67.5	$17.42	2.37 years	$1.0

As of June 30, 2009, we have approximately 67,500 options outstanding, all of which vested prior to 2009. Accordingly, we recognized no compensation expense related to unvested options for the first six months of 2009.

Approximately 32,500 options were exercised during the first six months of 2009, having an intrinsic value of $0.3 million. For the same period in 2008, approximately 58,000 options were exercised, having an intrinsic value of $2.5 million. As a result of these exercises, we received cash of $0.8 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively.

Other Stock Compensation Programs
U.S. Employee Stock Purchase Plan - In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S.-based employees. Through March 31, 2009, we enhanced employee contributions for stock purchases through an additional contribution of a 5% discount on the purchase price as of the end of a program period; program periods were three months in length as of March 31, 2009. Employee contributions and our contributions vest immediately. Since its inception, 1,636,678 shares have been purchased under the program through March 31, 2009. In the first quarter of 2009, 96,046 shares having a grant date market value of $23.26 were purchased under the program.  Effective April 1, 2009 the 5% discount has been discontinued, program periods are now one month in length, and purchases are broker-assisted on the open market. We do not record any compensation expense with respect to this program.

SAYE – The Jones Lang LaSalle Savings Related Share Option Plan (“Save As You Earn” or “SAYE”) is for eligible employees of our UK and Ireland based operations. Under this plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. The options to purchase stock with such savings vest over a period of three or five years. In the first quarter of 2009, the Company issued approximately 326,000 options at an exercise price of $19.47 under the SAYE plan; no options were issued in the second quarter of 2009. The fair values of the options granted under this plan are being amortized over their respective vesting periods. At June 30, 2009, there were approximately 390,000 options outstanding under the SAYE plan.

(8) Retirement Plans
We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost consisted of the following for the three and six months ended June 30, 2009 and 2008 ($ in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Employer service cost - benefits earned during the period	$553	1,002	1,190	1,990
Interest cost on projected benefit obligation	1,979	3,035	4,043	6,067
Expected return on plan assets	(2,172)	(3,498)	(4,407)	(6,994)
Net amortization/deferrals	34	55	77	110
Recognized actual loss	(70)	41	(76)	83
Net periodic pension cost	$324	635	827	1,256

For the six months ended June 30, 2009, we have made $1.8 million in payments to our defined benefit pension plans. We expect to contribute a total of $3.7 million to our defined benefit pension plans in 2009. We made $7.6 million of contributions to these plans in the twelve months ended December 31, 2008.

(9) (Loss) Earnings Per Share and Net Income Available to Common Shareholders
We calculate earnings per share by dividing net income available to common shareholders by weighted average shares outstanding. To calculate net income available to common shareholders, we subtract dividend-equivalents (net of tax) to be paid on outstanding but unvested shares of restricted stock units from net income in the period the dividend is declared. Included in the calculations of net income available to common shareholders are dividend-equivalents of $0.3 million net of tax, declared and paid in the second quarter of 2009, and $1.0 million net of tax, declared and paid in the second quarter of 2008.

For the three and six months ended June 30, 2008 the difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive impact of common stock equivalents. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods. Due to the net loss for the three and six months ended June 30, 2009, basic shares were not increased by common stock equivalents in the calculations of diluted shares as the impact would have been anti-dilutive.

The following table details the calculations of basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008 ($ in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Net (loss) income attributable to the Company	$(14,147)	25,519	(75,621)	28,359
Dividends on unvested common stock, net of tax benefit	286	1,003	286	1,003
Net (loss) income attributable to common shareholders	$(14,433)	24,516	(75,907)	27,356

Basic weighted average shares outstanding	35,835,788	31,876,045	35,231,252	31,824,435
Basic (loss) income per common share before dividends on unvested common stock	$(0.39)	0.80	(2.14)	0.89
Dividends on unvested common stock, net of tax benefit	(0.01)	(0.03)	(0.01)	(0.03)
Basic (loss) earnings per common share	$(0.40)	0.77	(2.15)	0.86

Diluted weighted average shares outstanding	35,835,788	33,458,081	35,231,252	33,340,225
Diluted (loss) income per common share before dividends on unvested common stock	$(0.39)	0.76	(2.15)	0.85
Dividends on unvested common stock, net of tax benefit	(0.01)	(0.03)	-	(0.03)
Diluted (loss) earnings per common share	$(0.40)	0.73	(2.15)	0.82

(10) Comprehensive (Loss) Income
For the three and six months ended June 30, 2009 and 2008, comprehensive (loss) income was as follows ($ in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Net (loss) income	$(13,957)	26,633	(75,419)	30,025
Other comprehensive income:
Foreign currency translation adjustments	97,190	4,710	56,890	51,545
Comprehensive income (loss)	83,233	31,343	(18,529)	81,570

Comprehensive income attributable to noncontrolling interest	190	1,114	202	1,666

Comprehensive income (loss) attributable to the Company	$83,043	30,229	(18,731)	79,904

(11) Debt
As of June 30, 2009, we had the ability to borrow up to $860.0 million on an unsecured revolving credit facility and a term loan agreement (together the “Facilities”), with capacity to borrow up to an additional $51.3 million under local overdraft facilities. There are currently 17 banks participating in our Facilities, which have a maturity of June 2012. Pricing on the Facilities ranges from LIBOR plus 225 basis points to LIBOR plus 400 basis points, with a LIBOR floor of 125 basis points.  As of June 30, 2009, our pricing on the Facilities was 4.25%. The Facilities will continue to be utilized for working capital needs, investments, capital expenditures, and acquisitions. Interest and principal payments on outstanding borrowings against the facilities will fluctuate based on our level of borrowing.

As of June 30, 2009, we had $398.1 million outstanding on the Facilities ($213.1 million on our revolving credit facility and $185.0 million on our term loan facility). We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $40.2 million outstanding at June 30, 2009, with $28.5 million attributable to local overdraft facilities.

With respect to the Facilities, we must maintain a leverage ratio not exceeding 3.75 to 1 through March 2011, at which point the maximum allowable leverage ratio decreases to 3.50 to 1 through September 2011 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 2.0 to 1. Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facilities) are, among other things, an add-back for stock compensation expense, an add-back for the EBITDA of acquired companies, including Staubach, earned prior to acquisition, as well as add-backs for certain impairment and non-recurring charges.  Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we must maintain certain consolidated net worth requirements (as defined in the Facilities) and are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment, acquisitions, capital expenditures and dividend increases. We are in compliance with all covenants as of June 30, 2009.  The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facilities.

The Facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2008 or the first six months of 2009, and none were outstanding as of June 30, 2009.

The effective interest rate on our debt was 3.4% in the second quarter of 2009, compared with 3.4% in the second quarter of 2008.

(12) Restructuring
In the first six months of 2009, we recognized $32.4 million of restructuring charges, consisting of $25.5 million of employee termination costs, $5.1 million of integration-related costs incurred as a result of the Staubach acquisition for office moving costs, employee retention payments, training, re-branding and other transition-related costs, and $1.8 million of lease exit costs.

At December 31, 2008 we had $9.4 million of employee termination costs accrued as part of 2008 restructuring charges. We paid employee termination costs of $22.7 million in the first six months of 2009, and have $12.2 million of accrued employee termination costs in Accrued compensation on our consolidated balance sheet at June 30, 2009.

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

(14) Income Taxes
The effective tax rate for the first six months of 2009 was 15.0%, compared to an effective tax rate of 24.9% for all of 2008. Based on our forecasted results for the full year, we estimate that our effective tax rate will be 15.0% for all of 2009. The forecasted decrease in our effective tax rate is primarily due to lower forecasted earnings in high tax rate jurisdictions compared to last year.

(15) Subsequent Events
We have evaluated events and transactions that have occurred subsequent to June 30, 2009 through August 7, 2009, the date of issuance of our consolidated financial statements, for potential recognition or disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and six months ended June 30, 2009, included herein, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, which are included in our 2008 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”)  and also available on our website (www.joneslanglasalle.com). You should also refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our 2008 Annual Report on Form 10-K.

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

Summary of Critical Accounting Policies and Estimates

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2 of notes to consolidated financial statements in our 2008 Annual Report for a summary of our significant accounting policies.

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

Property and Equipment— We review property and equipment owned or under capital lease for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in the first six months of 2009 or 2008.

Goodwill —Goodwill is not amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, which we complete in the third quarter of each year, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units as of the date of evaluation. We define reporting units as Americas IOS, EMEA IOS, Asia Pacific IOS and Investment Management. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2008 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss.

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. In the fourth quarter of 2008, we evaluated the continued applicability of our annual evaluation in light of the deterioration in the global economy and corresponding fall in our stock price during that quarter, the first quarter in which our book value exceeded our market capitalization. We updated that evaluation in the first quarter of 2009, as our book value also exceeded our market capitalization on March 31, 2009. There were no changes in our conclusion, in either period, that goodwill is not impaired, based on our forecasts of continued annual profitability and EBITDA generated by each of our reporting units sufficient to support the book values of net assets of each of these reporting units at industry-specific multiples.

In June 2009, we completed a public offering of our common stock at a price which indicated that our market capitalization exceeds our book value. On June 30, 2009, our market capitalization also exceeded our book value. With no significant changes in our long-term outlook of annual profitability and EBITDA generation, we continue to maintain our conclusion that goodwill is not impaired. However, it is possible our determination that goodwill for a reporting unit is not impaired could change in the future if economic conditions deteriorate for an extended period of time. Management will continue to monitor the relationship between the Company’s market capitalization and book value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the book values of the net assets of their respective businesses.

Investments in Real Estate Ventures—We apply the provisions of APB 18, SEC Staff Accounting Bulletin Topic 5-M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” (“SAB 59”), SFAS 144 and EITF Issue No. 08-6, "Equity Method Investment Accounting Considerations," when evaluating investments in real estate ventures for impairment, including impairment evaluations of the individual assets underlying our investments. We review investments in real estate ventures on a quarterly basis for indications of whether the carrying value of the real estate assets underlying our investments in real estate ventures may not be recoverable or whether our investment in these co-investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments in determining whether or not our investment is other than temporarily impaired.

Due to further declines in real estate markets, which we expect are having an adverse impact on rental income assumptions and forecasted exit capitalization rates, we determined that certain real estate investments had become impaired in the first six months of 2009. The results of these impairment analyses were primarily responsible for the recognition of $43.8 million of non-cash charges in the first six months of 2009 included in equity losses from real estate ventures, representing our equity share of these charges. It is reasonably possible that if real estate values continue to decline we may sustain additional impairment charges on our investments in real estate ventures in future periods. We recognized $0.6 million of impairment charges in the first six months of 2008.

Interim Period Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which we typically pay to our employees in the first or second quarter of the year after it is earned. In our interim financial statements, we accrue for most incentive compensation based on (1) a percentage of compensation costs and (2) an adjusted operating income recorded to date, relative to forecasted compensation costs and adjusted operating income for the full year, as substantially all incentive compensation pools are based upon full year results. As noted in “Interim Information” of Note 1 of the notes to consolidated financial statements, quarterly revenues and profits have historically tended to be higher in the third and fourth quarters of each year than in the first two quarters. The impact of this incentive compensation accrual methodology is that we accrue smaller percentages of incentive compensation in the first half of the year compared to the percentage of our incentive compensation we accrue in the third and fourth quarters. We adjust the incentive compensation accrual in those unusual cases where we have paid earned incentive compensation to employees. We exclude incentive compensation pools that are not subject to the normal performance criteria from the standard accrual methodology and accrue for them on a straight-line basis.

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

The table below sets forth the deferral estimated at year end, and the adjustment made in the first quarter of the following year to true-up the deferral and related amortization ($ in millions):

	December 31, 2008	December 31, 2007

Deferral of compensation, net of related amortization expense	$14.3	24.3
Change in estimated deferred compensation in the first quarter of the following year	(1.2)	(1.0)

The table below sets forth the amortization expense related to the stock ownership program for the three and six months ended June 30, 2009 and 2008 ($ in millions):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Current compensation expense amortization for prior year programs	$6.2	6.7	14.4	14.7
Current deferral of compensation net of related amortization	(2.5)	(4.8)	(3.5)	(8.0)

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

—   Health Insurance – We self-insure our health benefits for all U.S.-based employees, although we purchase stop loss coverage on an annual basis to limit our exposure. We self-insure because we believe that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We estimate our likely full-year health costs at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we estimate the required reserve for unpaid health costs required at year-end.

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the programs related to 2009 and 2008 are $5.9 million and $0.7 million, respectively, at June 30, 2009.

The table below sets out certain information related to the cost of this program for the three and six months ended June 30, 2009 and 2008 ($ in millions):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Expense to Company	$6.1	4.5	12.4	9.4
Employee contributions	1.5	1.1	3.1	2.4
Adjustment to prior year reserve	(0.4)	(0.9)	(0.4)	(1.8)
Total program cost	$7.2	4.7	15.1	10.0

—   Workers’ Compensation Insurance – Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income through the three months ended June 30, 2009 and 2008 were $0.9 million and $0.8 million, respectively.  The credits taken to income through the six months ended June 30, 2009 and 2008 were $1.8 million and $1.7 million, respectively.

The reserves, which can relate to multiple years, were $14.2 million and $12.1 million, as of June 30, 2009 and December 31, 2008, respectively.

—   Captive Insurance Company – In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practices liability insurance coverage on a “claims made” basis. The level of risk retained by our captive is up to $2.5 million per claim (depending upon the location of the claim) and up to $12.5 million in the aggregate.

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

The reserves for professional indemnity insurance claims, which relate to multiple years, were $3.5 million and $6.2 million, net of receivables from third party insurers, as of June 30, 2009 and December 31, 2008, respectively.

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

Based on our forecasted results for the full year, we have estimated an effective tax rate of 15.0% for 2009. We believe that this is an achievable rate due to the mix of our income and the impact of tax planning activities. For the three and six month periods ended June 30, 2009, we used an effective tax rate of 15.0%; we ultimately achieved an effective tax rate of 24.9% for the year ended December 31, 2008. The estimated rate for 2009 differs from the prior year rate primarily due to a lower earnings forecast in high tax jurisdictions compared to last year.

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

“Equity in (losses) earnings from real estate ventures” may also vary substantially from period to period for a variety of reasons, including as a result of: (i) impairment charges, (ii) realized gains on asset dispositions, or (iii) incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.

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

Within our Investor and Occupier Services segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended June 30, 2009 and 2008 are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications
We report “Equity in (losses) earnings from unconsolidated ventures” in the consolidated statement of earnings after “Operating (loss) income.” However, for segment reporting we reflect “Equity in (losses) earnings from real estate ventures” within “Total revenue.” See Note 4 of the notes to consolidated financial statements for “Equity in (losses) earnings from real estate ventures” reflected within segment revenues, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 4) measures segment results with “Equity in (losses) earnings from real estate ventures” included in segment revenues.

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

In order to provide more meaningful year-to-year comparisons of our reported results, we have included in the table below the U.S. dollar and local currency movements in the consolidated statements of earnings ($ in millions).

($ in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Change in U.S. dollars		% Change in Local Currency
Revenue	$576.1	659.5	(83.4)	(13%)	(6%)

Compensation and benefits	381.4	431.2	(49.8)	(12%)	(6%)
Operating, administrative and other	140.6	171.9	(31.3)	(18%)	(11%)
Depreciation and amortization	21.3	18.2	3.1	17%	24%
Restructuring charges	15.4	-	15.4	n.m.	n.m.
Total operating expenses	558.7	621.3	(62.6)	(10%)	(4%)
Operating income	$17.4	38.2	(20.8)	(54%)	(53%)

($ in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Change in U.S. dollars		% Change in Local Currency
Revenue	$1,070.4	$1,223.4	(153.0)	(13%)	(5%)

Compensation and benefits	723.9	810.0	(86.1)	(11%)	(2%)
Operating, administrative and other	278.3	332.8	(54.5)	(16%)	(8%)
Depreciation and amortization	45.9	34.7	11.2	32%	41%
Restructuring charges (credits)	32.4	(0.2)	32.6	n.m.	n.m.
Total operating expenses	1,080.5	1,177.3	(96.8)	(8%)	0%
Operating (loss) income	$(10.1)	$46.1	(56.2)	n.m.	n.m.

(n.m. - not meaningful )

Revenue for the second quarter of 2009 was $576 million, a decrease of 13% in U.S. dollars and 6% in local currency, compared with the second quarter of 2008. The year-over-year decrease was due to a 10% decrease in transaction services revenue and a 25% decrease in Investment Management revenue, and partially off-set by a 7% increase in management services revenue due to continued growth in Corporate Outsourcing.

Revenue for the first six months of 2009 was $1,070 million, a decrease of 13% in U.S. dollars and 5% in local currency, compared with the first six months of 2008. Weak transaction markets were partially off-set by growth in our Corporate Outsourcing business and growth in the Americas driven by the Staubach acquisition.

In the second quarter of 2009, we continued actions to reduce staff and eliminate significant discretionary spending.  Excluding restructuring charges, operating expenses were $543 million, compared with $621 million in the second quarter of 2008. On a local currency basis, operating expenses excluding Restructuring charges were down 6% for the second quarter and down 3% for the first six months of 2009 compared with last year, despite the added cost structure from the five acquisitions completed since the second quarter of 2008, including Staubach. The firm continues its cost discipline and expects to realize over $125 million in annualized compensation and benefits savings from its restructuring actions.

Interest expense, net of interest income was $27 million for the first six months of 2009, a $22 million increase over the net interest expense of $5 million for the first six months of 2008 due primarily to increases in non-cash interest accrued on deferred business obligations, increased borrowing and costs incurred related to amendments to our credit Facilities.

Equity in losses from real estate ventures in the first six months of 2009 were $51 million, compared to losses of $1 million in the first six months of 2008, driven by $44 million of non-cash charges, primarily impairments. Due to further declines in real estate markets having an adverse impact on rental income assumptions and forecasted exit capitalization rates, we determined that certain real estate investments had become impaired in both the first and second quarters of 2009.

The effective tax rate for the first six months of 2009 was 15.0%, compared to an effective tax rate of 24.9% for all of 2008. Based on our forecasted results for the full year, we estimate that our effective tax rate will be 15.0% for all of 2009. The forecasted decrease in our effective tax rate is primarily due to lower forecasted earnings in high tax rate jurisdictions compared to last year.

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

We have not allocated “Restructuring charges (credits)” to the business segments for segment reporting purposes; therefore, these costs are not included in the discussions below. Also, for segment reporting we show “Equity in (losses) earnings from real estate ventures” within our revenue line, since it is an integral part of our Investment Management segment.

Investor and Occupier Services

Americas

($ in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Change
Revenue	$248.6	$189.9	$58.7	31%
Operating expense	230.0	179.3	50.7	28%
Operating income	$18.6	$10.6	$8.0	75%

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Change
Revenue	$448.2	$363.7	$84.5	23%
Operating expense	434.0	352.9	81.1	23%
Operating income	$14.2	$10.8	$3.4	31%

Second-quarter revenue in the Americas region was $249 million, an increase of 31% over the prior year, primarily as a result of the Staubach acquisition, and an increase of 25% over the first quarter of 2009 due to improved seasonal performance. Revenue for the first half of 2009 was $448 million, compared with $364 million in the first half of 2008.

Transaction Services revenue increased 59%, to $140 million in the second quarter and 47% year to date, to $246 million. The region’s total Leasing revenue more than doubled in the quarter, to $123 million, up from $60 million in 2008, and increased 78% to $209 million in the first half of 2009. Management Services revenue for the second quarter of 2009 increased 7%, to $105 million, with new corporate outsourcing wins being partially offset by reductions in Project and Development Services as clients continue to reduce capital expenditures. Management Services for the first six months of 2009 increased 4%, to $196 million.

Operating expenses were $230 million in the second quarter of 2009, an increase of 28% over the same period of 2008. The year-over-year increase was due to additional cost structure from the Staubach acquisition, including $3 million of non-cash amortization expense related to purchased intangible assets. Year-to-date operating expenses were $434 million, including $10 million of non-cash amortization from the Staubach acquisition, compared with $353 million for the first half of 2008.

EMEA

($ in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Change in U.S. dollars		Change in Local Currency
Revenue	$142.9	$236.1	$(93.2)	(39%)	(28%)
Operating expense	143.6	233.8	(90.2)	(39%)	(27%)
Operating (loss) income	$(0.7)	$2.3	$(3.0)	n.m.	n.m.

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Change in U.S. dollars		Change in Local Currency
Revenue	$263.6	$419.2	$(155.6)	(37%)	(24%)
Operating expense	285.7	423.9	(138.2)	(33%)	(18%)
Operating (loss) income	$(22.1)	$(4.7)	$(17.4)	n.m.	n.m.

EMEA’s second-quarter 2009 revenue was $143 million compared with $236 million in 2008, a decrease of 39%, 28% in local currency, driven by continued reductions in transaction volumes across the region.  Revenue increased 18% over the first quarter of 2009 due to improved seasonal performance. Revenue on a year-to-date basis was $264 million, compared with $419 million for the first half of 2008. On a U.S. dollar basis, the decreases were driven by Capital Markets and Hotels, down $28 million in the second quarter, and $54 million year to date, and Leasing revenue, down $28 million for the quarter and $43 million year to date. Capital Markets and Hotels revenue was down 47% in local currency for the quarter and 50% on a year-to-date basis.  Leasing was down 32% in local currency for the quarter and 27% for the first half of 2009.  Management Services revenue, which is primarily annuity revenue, decreased 17% for the quarter but only 1% in local currency. For the first half of 2009, Management Services revenue was $94 million, compared with $107 million for the same period in 2008, but was up 6% in local currency.

Operating expenses were $144 million in the second quarter, $286 million year to date, decreases of 39% and 33%, respectively, from the prior year. In local currency, the quarterly and year-to-date decreases were 27% and 18%, respectively. Cost reductions were the result of aggressive actions taken across the region and achieved despite the additional cost structure from two acquisitions completed since the second quarter of 2008.

Asia Pacific

($ in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Change in U.S. dollars		Change in Local Currency
Revenue	$119.3	$141.8	$(22.5)	(16%)	(8%)
Operating expense	116.6	137.0	(20.4)	(15%)	(7%)
Operating income	$2.7	$4.8	$(2.1)	(44%)	(38%)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Change in U.S. dollars		Change in Local Currency
Revenue	$224.1	$259.2	$(35.1)	(14%)	(4%)
Operating expense	225.0	262.3	(37.3)	(14%)	(4%)
Operating loss	$(0.9)	$(3.1)	$2.2	(71%)	(79%)

Revenue for the Asia Pacific region was $119 million for the second quarter of 2009, compared with $142 million for the same period in 2008. Revenue increased 14% from the first quarter of 2009 due to improved seasonal performance.  On a year-to-date basis, revenue was $224 million in 2009 compared with $259 million in 2008.  Excluding the impact of foreign currency exchange, revenue was down 8% in the quarter and 4% year to date compared with 2008.

Management Services revenue in the region increased to $68 million, an 11% increase from the second quarter of 2008 and 19% in local currency.  On a year-to-date basis, Management Services revenue increased 14%, 24% in local currency.  The significant year-over-year increase demonstrates the firm’s continued strength in corporate outsourcing, facility management and property management. Transaction Services revenue was $51 million for the quarter, a 35% decrease from 2008, 27% in local currency. Transaction Services revenue decreased 35% for the first half of the year, 26% in local currency, to $88 million. Within Transaction Services revenue, Capital Markets and Hotels revenue was down 25% in local currency in the quarter and 21% year to date. Leasing revenue was down 30% in local currency for the quarter and 27% in local currency year to date.

Operating expenses for the region were $117 million for the second quarter, $225 million for the first half of 2009.  With an aggressive focus on costs, operating expenses decreased 15% for the quarter, 7% in local currency, and 14% for the first half, 4% in local currency. The decreases were achieved despite incremental costs related to serving more corporate outsourcing clients and higher occupancy costs compared with the same periods of 2008.

Investment Management

($ in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Change in U.S. dollars		Change in Local Currency
Revenue	$63.7	$91.8	$(28.1)	(31%)	(25%)
Equity (losses) earnings	(17.5)	0.9	(18.4)	n.m.	n.m.
Total revenue	46.2	92.7	(46.5)	(50%)	(44%)
Operating expense	53.3	71.2	(17.9)	(25%)	(19%)
Operating (loss) income	$(7.1)	$21.5	$(28.6)	n.m.	n.m.

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Change in U.S. dollars		Change in Local Currency
Revenue	$129.9	$181.3	$(51.4)	(28%)	(21%)
Equity (losses) earnings	(46.7)	(1.2)	(45.5)	n.m.	n.m.
Total revenue	83.2	180.1	(96.9)	(54%)	(46%)
Operating expense	103.4	138.4	(35.0)	(25%)	(18%)
Operating (loss) income	$(20.2)	$41.7	$(61.9)	n.m.	n.m.

(n.m. - not meaningful )

LaSalle Investment Management’s second-quarter revenue was $46 million, compared with $93 million in the prior year.  On a year-to-date basis, revenue was $83 million compared with $180 million in the first half of 2008.  Equity losses of $18 million and $47 million, primarily from non-cash charges related to co-investments, were included in second-quarter and first-half 2009 revenue, respectively.  Advisory fees were $59 million in the quarter, down $13 million from the second quarter of 2008, 11% in local currency. Second-quarter 2009 Advisory fees compared favorably with Advisory fees of $60 million in the first quarter of 2009 despite the challenging operating environment.

The business recognized $3 million of Incentive fees in the second quarter of 2009 as a result of liquidating mature funds, and $8 million in the first half of the year, primarily as a result of reaching specified performance objectives against established benchmarks. Asset sales, a key driver of Incentive and Transaction fees, continued to be limited by the availability of financing.

LaSalle Investment Management raised $1.1 billion of equity from clients during the second quarter of 2009, $1.6 billion year to date and assets under management were $36.3 billion. Investments made on behalf of clients totaled $300 million and $600 million for the second quarter and first half of 2009, respectively.

Consolidated Cash Flows

Cash Flows Used For Operating Activities
During the first six months of 2009, cash used in operating activities was $86 million, a decrease of $87 million from the $173 million used in the first six months of 2008. The year-over-year $87 million decrease in cash used was driven by a net $140 million decrease in cash used for working capital, most significantly from lower incentive compensation payments in the first half of 2009 for 2008 performance compared with first half 2008 payments for 2007 performance, which was reflected in $167 million less cash used relative to changes in accounts payable, accrued liabilities, and accrued compensation.  Offsetting the effect of the working capital usage decrease was the impact of less cash provided by other operating activities illustrated through the comparison of net income of $30 million for the six months ended June 30, 2008 to a net loss of $75 million for the six months ended June 30, 2009, though a portion of that $105 million decrease was due to increases of $44 million of non-cash charges in equity losses and of $9 million in intangible amortization over the prior year which did not impact cash flows from operations.

Cash Flows Used For Investing Activities
We used $50 million of cash for investing activities in the first six months of 2009, a $193 million decrease compared to the $243 million used in the first six months of 2008. The $193 million decrease was due to a $30 million decrease in capital expenditures, a $158 million decrease in cash used for business acquisitions, and a $5 million decrease in cash used for investments in real estate ventures. In the first six months of 2009, we used $10 million for business acquisitions primarily for deferred payments and earn-out payments related to acquisitions completed in prior years. In the first six months of 2008 we used $168 million relative to ten acquisitions completed in 2008 and a deferred payment for a 2006 acquisition.

Cash Flows from Financing Activities
Financing activities provided $134 million of net cash in the first six months of 2009 compared with $405 million in the first six months of 2008, a $271 million year-over-year decrease. In June 2009, we sold 6,500,000 shares of our common stock, at a sale price of $35.00 per share in an underwritten secondary public stock offering, resulting in net proceeds, after the underwriting discount, commissions and other expenses of $218 million. In the first six months of 2009, we also made net repayments of $71 million of borrowings under our credit Facilities.  Cash from financing activities in the first six months of 2008 was primarily driven by $421 million in net borrowings under our credit Facilities.

Liquidity and Capital Resources

Historically, we have financed our operations, co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities
In July 2008, we exercised the accordion feature on our unsecured revolving credit facility to increase the facility from $575 million to $675 million. In addition, we entered into a $200 million term loan agreement (which was fully drawn and requires eight quarterly principal payments of $5 million commencing December 31, 2008, six quarterly principal payments of $7.5 million commencing December 31, 2010 and the balance payable June 6, 2012), with terms and pricing similar to our existing revolving credit facility. As a result of these changes, the total capacity of both the revolving facility and term loan (together the “Facilities”), increased to $875 million. Total capacity of the Facilities was $860 million as of June 30, 2009.

In December 2008, the Facilities were amended to increase the maximum allowable leverage ratio to 3.50 to 1, from 3.25 to 1,  provide additions to Adjusted EBITDA for certain non-recurring charges and modify certain other definitions and pricing while keeping the borrowing capacity and the maturity, June 6, 2012, unchanged.

In June 2009, the Facilities were further amended to (i) increase the maximum allowable leverage ratio to 3.75 to 1 through March 2011, at which point the maximum allowable leverage ratio will decrease to 3.50 to 1 through September 2011 and 3.25 to 1 thereafter, (ii) increase the permitted additions to Adjusted EBITDA for certain non-recurring charges and (iii) modify certain other definitions and pricing while keeping the unsecured borrowing capacity and the maturity, June 6, 2012, unchanged.

Under the Facilities, we must maintain a minimum cash interest coverage ratio of 2.0 to 1. Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facilities) are, among other things, an add-back for stock compensation expense, an add-back for the EBITDA of acquired companies, including Staubach, earned prior to acquisition, as well as add-backs for certain impairment and non-recurring charges.  Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we must maintain certain consolidated net worth requirements (as defined in the Facilities) and are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment, acquisitions, capital expenditures and dividend increases. We are in compliance with all covenants as of June 30, 2009.  The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facilities.

As of June 30, 2009, pricing on the Facilities was 4.25%. The Facilities will continue to be utilized for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the revolving facility will fluctuate based on our level of borrowing needs. We also have capacity to borrow an additional $51.3 million under local overdraft facilities.

As of June 30, 2009, we had $398.1 million outstanding on the Facilities ($213.1 million on our revolving credit facility and $185.0 million on our term loan facility). The average borrowing rate on the Facilities was 3.4% in the second quarter of 2009 as compared with an average borrowing rate of 3.4% in the second quarter of 2008. We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $40.2 million outstanding at June 30, 2009, with $28.5 million attributable to local overdraft facilities.

The Facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2008 or the first six months of 2009, and none were outstanding as of June 30, 2009.

We believe that the Facilities, together with our local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our foreseeable needs to fund working capital, co-investment activities, dividend payments, capital expenditures and acquisitions. Due to current economic conditions and overall uncertainty in the global economy we continue to prudently manage our balance sheet, by taking actions such as significantly reducing our capital expenditures and acquisitions in 2009.

Issuance of Common Stock
In June 2009, we sold 6,500,000 shares of our common stock, par value $0.01 per share, at a sale price of $35.00 per share in an underwritten secondary public stock offering. This public offering was conducted under our shelf registration statement filed with the SEC. The net proceeds, after the underwriting discount, commissions and other expenses, of $217.8 million were used to repay outstanding indebtedness on our unsecured revolving credit facility.

Co-investment Activity
As of June 30, 2009, we had total investments in real estate ventures of $152.5 million in approximately 40 separate property or fund co-investments.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At June 30, 2009, our maximum potential unfunded commitment to LIC I was euro 14.1 million ($19.7 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At June 30, 2009, LIC II has unfunded capital commitments for future fundings of co-investments of $299.2 million, of which our 48.78% share is $145.9 million. The $145.9 million commitment is part of our maximum potential unfunded commitment to LIC II at June 30, 2009 of $381.0 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital. At June 30, 2009, no bridge financing arrangements were outstanding.

As of June 30, 2009, LIC I maintains a euro 10.0 million ($14.0 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $50.0 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs.

Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 4.8 million ($6.7 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $24.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 14.1 million ($19.7 million) and to LIC II of $381.0 million. As of June 30, 2009, LIC I had $2.1 million of outstanding borrowings on the LIC I Facility, and LIC II had $8.6 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.8 million at June 30, 2009.

We expect to continue to pursue co-investment opportunities with our real estate investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2009 is anticipated to be between $40 million and $50 million (planned co-investment less return of capital from liquidated co-investments).

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At June 30, 2009, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2008 or in the first six months of 2009. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans.

The Company paid a cash dividend of $0.10 per share of its common stock on June 15, 2009 to holders of record at the close of business on May 15, 2009. At the Company’s discretion, a dividend-equivalent in the same amount was paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan. There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by the Company's Board of Directors.

Capital Expenditures and Business Acquisitions
Capital expenditures for the first six months of 2009 were $21 million, net, compared to $51 million for the same period in 2008. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space. We anticipate that capital expenditures will decrease significantly from 2008, as we have completed the implementation of several global information systems and anticipate spending less on capital items related to acquisition integrations.

In the first six months of 2009, we used $10 million in connection with acquisitions, primarily for deferred payments and earn-out payments related to acquisitions completed in prior years. Terms for our acquisitions completed in prior years included cash paid at closing, with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaling $388 million at June 30, 2009 on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At June 30, 2009 we had the potential to make earn-out payments on 17 acquisitions that are subject to the achievement of certain performance conditions.  The maximum amount of the potential earn-out payments for 16 of these acquisitions was $186 million at June 30, 2009. These amounts will come due at various times over the next five years assuming the achievement of the applicable performance conditions. The earn-out provisions of our acquisition of Indian real estate services company Trammell Crow Meghraj (“TCM”) are based on formulas and independent valuations such that the future payments are not quantifiable at this time; this obligation is reflected on our consolidated balance sheet as a Minority shareholder redemption liability.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market and Other Risk Factors

Market Risk
The principal market risks (namely, the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:
—	Interest rates on our credit facilities; and
—	Foreign exchange risks

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our revolving multi-currency credit facility and our term loan facility, together the “Facilities”, which are available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facilities were $698 million during the three months ended June 30, 2009, and the effective interest rate was 3.4%.  As of June 30, 2009, we had $398 million outstanding under the Facilities that bear a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2008 or the first six months of 2009, and we had no such agreements outstanding at June 30, 2009.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenues outside of the United States totaled 54% and 61% of our total revenues for the six months ended June 30, 2009 and 2008, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the euro (14% of revenues for the six months ended June 30, 2009) and the British pound (10% of revenues for the six months ended June 30, 2009).

We mitigate our foreign currency exchange risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs. The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our translation exposure to British pounds.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At June 30, 2009, we had forward exchange contracts in effect with a gross notional value of $571.0 million ($518.0 million on a net basis) with a fair value loss of $4.3 million. This carrying loss is offset by a carrying gain in associated intercompany loans such that the net impact to earnings is not significant.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of June 30, 2009, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matter to a vote of Security Holders

At the annual meeting of shareholders held on May 28, 2009, the following business was conducted:

A.	Shareholders elected nine directors as follows for a one year term expiring at the 2009 Annual Meeting of Shareholders:

	Votes For	Votes Against	Abstained
Colin Dyer	30,724,412	924,464	21,118
Darryl Hartley-Leonard	30,693,155	955,712	21,128
DeAnne Julius	30,756,238	889,533	24,222
Ming Lu	30,765,318	880,455	24,222
Lauralee E. Martin	29,283,289	2,365,696	21,009
Sheila A. Penrose	30,755,926	893,028	21,041
David B. Rickard	30,763,579	885,177	21,239
Roger T. Staubach	30,709,720	940,841	19,432
Thomas C. Theobald	30,663,225	985,596	21,174

B.	Shareholders ratified the appointment of KPMG LLP as the Company's independent registered public accounting firm for the year ending December 31, 2009 as follows:

Votes For:  31,440,695
Votes Against:  219,420
Votes Abstained:  9,879

At the annual meeting, a total of 34,640,609 shares of our common stock were eligible to vote.

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

We discuss those risks, uncertainties and other factors in (i) our Annual Report on Form 10-K for the year ended December 31, 2008 in Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (ii) in this Quarterly Report on Form 10-Q in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (iii) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

—	The effect of political, economic and market conditions and geopolitical events;
—	The logistical and other challenges inherent in operating in numerous different countries;
—	The actions and initiatives of current and potential competitors;
—	The level and volatility of real estate prices, interest rates, currency values and other market indices;
—	The outcome of pending litigation; and
—	The impact of current, pending and future legislation and regulation.

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of August, 2009.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin
By: Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and
Principal Financial Officer)

Item 6.	Exhibits

Exhibit
Number	Description

10.1
On June 17, 2009, the Company, executed a third amendment to its Amended and Restated Multicurrency Credit Agreement, which is incorporated by reference to Exhibits 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2009

10.2
On June 17, 2009, the Company, executed a second amendment to its Term Loan Agreement, which is incorporated by reference to Exhibits 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2009

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