Form 10-Q
period 2009-09-30
JONES LANG LASALLE INC
filed 2009-11-05
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on October 28, 2009 was 41,835,565.

Part I Financial Information
Item 1. Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
($ in thousands, except share data)	September 30,
	2009	December 31,
Assets	(unaudited)	2008
Current assets:
Cash and cash equivalents	$56,611	45,893
Trade receivables, net of allowances of $27,336 and $23,847	572,981	718,804
Notes and other receivables	77,874	89,636
Prepaid expenses	36,668	32,990
Deferred tax assets	129,177	102,934
Other	15,175	9,511
Total current assets	888,486	999,768

Property and equipment, net of accumulated depreciation of $276,479 and $225,496	216,115	224,845
Goodwill, with indefinite useful lives	1,447,611	1,448,663
Identified intangibles, with finite useful lives, net of accumulated amortization of $67,471 and $46,936	39,947	59,319
Investments in real estate ventures	157,093	179,875
Long-term receivables	54,009	51,974
Deferred tax assets	74,733	58,639
Other	115,415	53,942
Total assets	$2,993,409	3,077,025

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$305,711	352,489
Accrued compensation	313,999	487,895
Short-term borrowings	57,161	24,570
Deferred tax liabilities	3,357	2,698
Deferred income	35,160	29,213
Deferred business acquisition obligations	101,794	13,073
Other	84,951	77,947
Total current liabilities	902,133	987,885

Noncurrent liabilities:
Credit facilities	292,286	483,942
Deferred tax liabilities	4,511	4,429
Deferred compensation	28,191	44,888
Pension liabilities	4,360	4,101
Deferred business acquisition obligations	290,518	371,636
Minority shareholder redemption liability	45,914	43,313
Other	84,770	65,026
Total liabilities	1,652,683	2,005,220

Commitments and contingencies

Company Shareholders' Equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 41,834,319 and 34,561,648 shares issued and outstanding	418	346
Additional paid-in capital	841,430	599,742
Retained earnings	483,654	543,318
Shares held in trust	(5,276)	(3,504)
Accumulated other comprehensive income (loss)	16,688	(72,220)
Total Company shareholders’ equity	1,336,914	1,067,682
Noncontrolling interest	3,812	4,123
Total equity	1,340,726	1,071,805
Total liabilities and equity	$2,993,409	3,077,025

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008
($ in thousands, except share data) (unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenue	$595,302	677,084	1,665,651	1,900,519

Operating expenses:
Compensation and benefits	380,029	449,185	1,103,960	1,259,233
Operating, administrative and other	147,744	154,767	426,020	487,508
Depreciation and amortization	18,720	29,194	64,608	63,908
Restructuring charges	4,181	10,461	36,608	10,273
Total operating expenses	550,674	643,607	1,631,196	1,820,922

Operating income	44,628	33,477	34,455	79,597

Interest expense, net of interest income	16,304	12,496	43,590	17,232
Equity in losses from unconsolidated ventures	(4,960)	(694)	(56,230)	(1,938)

Income (loss) before income taxes and noncontrolling interest	23,364	20,287	(65,365)	60,427

Provision (benefit) for income taxes	3,505	5,112	(9,806)	15,228
Net income (loss)	19,859	15,175	(55,559)	45,199

Net income attributable to noncontrolling interest	88	171	290	1,838

Net income (loss) attributable to the Company	19,771	15,004	(55,849)	43,361
Net income (loss) attributable to common shareholders	$19,771	15,004	(56,135)	42,358

Basic earnings (loss) per common share	$0.47	$0.44	$(1.50)	$1.30
Basic weighted average shares outstanding	41,762,451	34,217,379	37,432,242	32,627,905

Diluted earnings (loss) per common share	$0.46	$0.43	$(1.50)	$1.25
Diluted weighted average shares outstanding	43,299,868	35,035,602	37,432,242	33,965,981

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Nine Months Ended September 30, 2009
($ in thousands, except share data) (unaudited)

	Company Shareholders' Equity
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
Balances at December 31, 2008	34,561,648	$346	599,742	543,318	(3,504)	(72,220)	4,123	$1,071,805

Net (loss) income	—	—	—	(55,849)	—	—	290	(55,559)

Shares issued under stock compensation programs	958,754	9	3,216	—	—	—	—	3,225

Shares repurchased for payment of taxes on stock awards	(222,271)	(2)	(7,157)	—	—	—	—	(7,159)

Tax adjustments due to vestings and exercises	—	—	(8,326)	—	—	—	—	(8,326)

Amortization of stock compensation	—	—	35,140	—	—	—	—	35,140

Issuance of common stock	6,500,000	65	217,252	—	—	—	—	217,317

Shares issued for acquisitions	36,188	—	1,563	—	—	—	—	1,563

Dividends declared	—	—	—	(3,815)	—	—	—	(3,815)

Shares held in trust	—	—	—	—	(1,772)	—	—	(1,772)

Net distributions to noncontrolling interest	—	—	—	—	—	—	(601)	(601)

Foreign currency translation adjustments	—	—	—	—	—	88,908	—	88,908

Balance September 30, 2009	41,834,319	$418	841,430	483,654	(5,276)	16,688	3,812	$1,340,726

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008	Nine	Nine
($ in thousands) (unaudited)	Months Ended	Months Ended
	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Net (loss) income	$(55,559)	45,199
Reconciliation of net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	64,608	63,908
Equity in losses from real estate ventures	56,230	1,938
Gain on investments	(1,381)	—
Operating distributions from real estate ventures	—	1,767
Provision for loss on receivables and other assets	14,306	16,013
Amortization of deferred compensation	32,901	39,558
Amortization of debt issuance costs	3,524	2,308
Change in:
Receivables	173,565	124,085
Prepaid expenses and other assets	(19,912)	(7,316)
Deferred tax assets, net	(41,595)	2,495
Excess tax benefit from share-based payment arrangements	—	(4,013)
Accounts payable, accrued liabilities and accrued compensation	(182,826)	(399,064)
Net cash provided by (used in) operating activities	43,861	(113,122)

Cash flows from investing activities:
Net capital additions – property and equipment	(31,234)	(72,243)
Business acquisitions	(14,845)	(282,950)
Capital contributions and advances to real estate ventures	(26,461)	(36,634)
Distributions, repayments of advances and sale of investments	875	29
Net cash used in investing activities	(71,665)	(391,798)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	890,290	1,278,124
Repayments of borrowings under credit facilities	(1,050,525)	(759,838)
Debt issuance costs	(11,183)	(9,498)
Issuance of common stock, net	217,689	—
Shares repurchased for payment of employee taxes on stock awards	(7,159)	(13,876)
Common stock issued under option and stock purchase programs	3,225	8,268
Excess tax benefit from share-based payment arrangements	—	4,013
Payment of dividends	(3,815)	(17,290)
Net cash provided by financing activities	38,522	489,903

Net increase (decrease) in cash and cash equivalents	10,718	(15,017)
Cash and cash equivalents, January 1	45,893	78,580
Cash and cash equivalents, September 30	$56,611	63,563

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,490	10,290
Income taxes, net of refunds	30,140	71,243
Non-cash financing activities:
Deferred business acquisition obligations	$5,419	331,559

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

(1) Interim Information
Our consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, our revenue and profits have tended to be higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are recognized evenly throughout the year. Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared towards the benefit of our clients. Within our Investor and Occupier Services segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended September 30, 2009 and 2008 are not indicative of the results to be obtained for the full fiscal year.

(2) New Accounting Standards

Codification of FASB Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 168, “The FASB Accounting Standards CodificationTM (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” Under the provisions of SFAS 168, the ASC is established as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. In the FASB’s view, the issuance of SFAS 168 and the ASC will not change GAAP for SEC registrants. The ASC became the exclusive authoritative reference for use in the Company’s consolidated financial statements beginning with the periods ended September 30, 2009.

Fair Value Measurements
ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC Topic 820 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under ASC Topic 718.

On January 1, 2008 the Company adopted these accounting standards with respect to its financial assets and liabilities that are measured at fair value, and on January 1, 2009 the Company adopted these standards with respect to its non-financial assets and liabilities that are measured at fair value. The adoption of these provisions did not have a material impact on our consolidated financial statements.

ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair value of these contracts based on widely accepted valuation techniques. The inputs for these valuation techniques are primarily Level 2 inputs of the hierarchy. At September 30, 2009, we had forward exchange contracts in effect with a gross notional value of $654.3 million and a net fair value gain of $3.3 million, recorded as a current asset of $9.2 million and a current liability of $5.9 million. This net carrying gain is offset by a carrying loss in the associated intercompany loans such that the net impact to earnings is not significant.

See Note 6, Investments in Real Estate Ventures and “Asset Impairments, Investments in Real Estate Ventures” in our Summary of Critical Accounting Policies and Estimates in Management’s Discussion and Analysis for discussion of our processes for evaluating investments in real estate ventures for impairment on a quarterly basis. The inputs to this quarterly impairment analysis are Level 3 inputs in the fair value hierarchy.

Business Combinations
In December 2007, the FASB issued SFAS 141(revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) now embedded within ASC Topic 805, “Business Combinations,” changes how we record in our consolidated financial statements identifiable assets acquired and the liabilities assumed in business combinations. This accounting standard requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires expensing of most transaction and restructuring costs. ASC Topic 805 principally applies prospectively to business combinations for which the acquisition date is after December 31, 2008, and the impact of its application on our consolidated financial statements will depend on the contract terms of any business combinations we may complete in the future.

Noncontrolling Interests
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS 160, now ASC Section 810-10-65, requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. We applied the provisions of this standard prospectively starting January 1, 2009, and its adoption did not have a material impact on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161, now ASC Subtopic 815-50, requires enhanced disclosures about an entity’s derivative and hedging activities, and became effective for the Company in the first quarter of 2009. As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage selected foreign currency risks that arise in the normal course of business. We mark these contracts to market each period and recognize in earnings changes in unrealized gains or losses as a component of Operating, administrative and other expenses.  These gains and losses are offset by the associated gains and losses on intercompany loans such that the net impact to earnings is not significant (see Fair Value Measurements above). At September 30, 2009, we had forward exchange contracts in effect with a gross notional value of $654.3 million and a net fair value gain of $3.3 million, recorded as a current asset of $9.2 million in Other current assets and a current liability of $5.9 million in Other current liabilities. We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk material at this time.

Fair Value of Financial Instruments
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP, now ASC Section 825-10-65, requires publicly traded companies to disclose the fair value of financial instruments in interim financial statements, adding to the current requirement to make these disclosures in annual financial statements.

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

Subsequent Events
In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165, now ASC Topic 855, establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued.  This standard, now effective, requires recognition in the financial statements of the effect of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date, and disclosures of the date through which subsequent events have been evaluated.

Consolidation of Variable Interest Entities
In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R).” SFAS 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of, or the right to receive benefits from, the variable interest entity that could potentially be significant to the entity. SFAS 167 also amends guidance in FIN 46(R) (i) for determining when an entity is a variable interest entity, including an additional reconsideration event for such determinations, (ii) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, (iii) to eliminate the quantitative approach previously required for determining the primary beneficiary, and (iv) to enhance disclosures regarding an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective for the Company as of January 1, 2010, with early adoption prohibited. Management has not yet determined what impact the application of this standard will have on our consolidated financial statements.

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

Construction management fees, which are gross construction services revenues net of subcontract costs, were $2.2 million and $6.1 million for the three months ended September 30, 2009 and 2008, respectively, and $7.8 million and $12.7 million for the nine months ended September 30, 2009 and 2008, respectively. Gross construction services revenues totaled $35.1 million and $78.7 million for the three months ended September 30, 2009 and 2008, respectively, and $119.9 million and $192.2 million for the nine months ended September 30, 2009 and 2008, respectively. Subcontract costs totaled $32.9 million and $72.6 million for the three months ended September 30, 2009 and 2008, respectively, and $112.1 million and $179.5 million for the nine months ended September 30, 2009 and 2008, respectively.

We include costs in excess of billings on uncompleted construction contracts of $8.1 million and $9.8 million in “Trade receivables,” and billings in excess of costs on uncompleted construction contracts of $4.2 million and $5.9 million in “Deferred income,” respectively, in our September 30, 2009 and December 31, 2008 consolidated balance sheets.

In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contracts.

Accordingly, we report a contract that provides a fixed fee billing, fully inclusive of all personnel or other recoverable expenses incurred but not separately scheduled, on a gross basis. When accounting on a gross basis, our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client.

We account for a contract on a net basis when the fee structure is comprised of at least two distinct elements, namely (i) a fixed management fee and (ii) a separate component that allows for scheduled reimbursable personnel costs or other expenses to be billed directly to the client. When accounting on a net basis, we include the fixed management fee in reported revenues and net the reimbursement against expenses. We base this accounting on the following factors, which define us as an agent rather than a principal:

•
The property owner or client, with ultimate approval rights relating to the employment and compensation of on-site personnel, and bearing all of the economic costs of such personnel, is determined to be the primary obligor in the arrangement;

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

Most of our service contracts use the latter structure and we account for them on a net basis. We have always presented reimbursable contract costs on a net basis in accordance with U.S. GAAP. These costs aggregated approximately $242.3 million and $286.9 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $823.1 million and $860.3 million for the nine months ended September 30, 2009 and 2008, respectively. This treatment has no impact on operating income, net income or cash flows.

(4) Business Segments
We manage and report our operations as four business segments:

The three geographic regions of Investor and Occupier Services ("IOS"):
(i)	Americas,
(ii)	Europe, Middle East and Africa (“EMEA”),
(iii)	Asia Pacific; and

(iv)	Investment Management, which offers investment management services on a global basis.

Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets and valuation services (collectively "transaction services") and property management, facilities management, project and development management, energy management and sustainability and construction management services (collectively "management services").  We consider “property management” as services provided to non-occupying property investors and “facilities management” as a service provided to owner-occupiers.

The Investment Management segment provides investment management services to institutional investors and high-net-worth individuals.

Operating income represents total revenue less direct and indirect allocable expenses. We allocate all expenses, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate global overhead. We allocate corporate global overhead expenses to the business segments based on the budgeted operating expenses of each segment.

For segment reporting we show equity in (losses) earnings from real estate ventures within our revenue line since it is an integral part of our Investment Management segment. Our measure of segment reporting results also excludes restructuring charges. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results with “Equity in (losses) earnings from real estate ventures,” and without restructuring charges. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our four reporting segments.

Summarized unaudited financial information by business segment for the three and nine months ended September 30, 2009 and 2008 is as follows ($ in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Investor and Occupier Services
Americas
Revenue:
Transaction services	$130,346	134,176	376,757	301,599
Management services	105,264	116,332	301,424	304,631
Equity income (losses)	30	-	(1,181)	41
Other services	3,124	3,564	9,941	11,538
	$238,764	254,072	686,941	617,809
Operating expenses:
Compensation, operating and administrative expenses	199,816	220,378	605,390	558,773
Depreciation and amortization	9,672	16,820	38,111	31,363
Operating income	$29,276	16,874	43,440	27,673

EMEA
Revenue:
Transaction services	$98,773	147,436	264,735	454,307
Management services	55,196	54,288	149,675	162,876
Equity income (losses)	19	(3)	(940)	99
Other services	254	6,840	4,404	10,441
	$154,242	208,561	417,874	627,723
Operating expenses:
Compensation, operating and administrative expenses	152,909	194,693	428,225	605,652
Depreciation and amortization	5,265	7,978	15,641	20,864
Operating (loss) income	$(3,932)	5,890	(25,992)	1,207

Asia Pacific
Revenue:
Transaction services	$62,272	70,384	150,653	207,014
Management services	71,943	61,568	206,736	180,087
Equity losses	-	(556)	(2,371)	(705)
Other services	2,216	1,159	5,515	5,337
	$136,431	132,555	360,533	391,733
Operating expenses:
Compensation, operating and administrative expenses	126,076	128,978	345,131	384,938
Depreciation and amortization	3,205	3,634	9,198	9,962
Operating income (loss)	$7,150	(57)	6,204	(3,167)

Investment Management
Revenue:
Transaction and other services	$1,213	4,047	3,881	14,485
Advisory fees	61,177	70,963	180,063	215,647
Incentive fees	3,524	6,327	11,867	32,557
Equity losses	(5,009)	(135)	(51,738)	(1,373)
	$60,905	81,202	144,073	261,316
Operating expenses:
Compensation, operating and administrative expenses	48,972	59,903	151,235	197,378
Depreciation and amortization	578	762	1,657	1,719
Operating income (loss)	$11,355	20,537	(8,819)	62,219

Segment Reconciling Items:
Total Segment revenue	$590,342	676,390	1,609,421	1,898,581
Reclassification of equity losses	(4,960)	(694)	(56,230)	(1,938)
Total revenue	$595,302	677,084	1,665,651	1,900,519

Total operating expenses before restructuring charges	546,493	633,146	1,594,588	1,810,649
Restructuring charges	4,181	10,461	36,608	10,273
Operating income	$44,628	33,477	34,455	79,597

(5) Business Combinations, Goodwill and Other Intangible Assets

2009 Business Combinations Activity
In the first nine months of 2009, we paid $13.2 million to satisfy deferred business acquisition obligations, primarily related to the Americas’ 2006 acquisition of Spaulding & Slye. We also recognized earn-out obligations of $11.6 million for (i) acquisitions completed in prior years resulting in payments of $4.6 million, (ii) additional deferred business acquisition obligations of $5.4 million that will be paid in the next year, and (iii) the issuance of 36,188 shares of the Company’s common stock, valued at $1.6 million, issued as part of an earn-out agreement for the 2006 acquisition of RSP Group, a Dubai-based real estate investment advisory firm.

In the third quarter of 2009, the Company finalized its allocation of the purchase price of the 2008 acquisition of Staubach Holdings Inc. (“Staubach”). The final allocation of the $506.9 million of purchase consideration included increases in accounts receivable and other assets, increases in current liabilities, and decreases in identifiable intangible assets acquired, resulting in a net $49.3 million decrease in goodwill from the allocation of purchase price consideration at December 31, 2008. The final allocation of the purchase price is as follows ($ in thousands):

Accounts receivable and other assets	$121,312
Current liabilities	(100,915)
Current and deferred tax liabilities	(72,647)
Identifiable intangible assets	34,902
Goodwill	524,234
$506,886

Earn-out payments
At September 30, 2009, we had the potential to make earn-out payments on 16 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $184.6 million at September 30, 2009. These amounts will come due at various times over the next five years assuming the achievement of the applicable performance conditions.

Goodwill and Other Intangible Assets
We have $1.5 billion of unamortized intangibles and goodwill as of September 30, 2009. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $1.5 billion of unamortized intangibles and goodwill, $1.448 billion represents goodwill with indefinite useful lives, which is not amortized. We will amortize the remaining $40 million of identifiable intangibles over their remaining finite useful lives.

The following table sets forth, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2009	$939,933	316,581	174,970	17,179	1,448,663
Additions, net of adjustments	(46,048)	11,075	708	—	(34,265)
Impact of exchange rate movements	(7)	20,496	11,420	1,304	33,213
Balance as of September 30, 2009	$893,878	348,152	187,098	18,483	1,447,611

The following table sets forth, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2009	$80,592	14,645	10,891	127	106,255
Adjustments	(323)	(279)	113	—	(489)
Impact of exchange rate movements	—	1,193	458	1	1,652
Balance as of September 30, 2009	$80,269	15,559	11,462	128	107,418

Accumulated Amortization
Balance as of January 1, 2009	$(33,979)	(9,396)	(3,487)	(74)	(46,936)
Amortization expense	(14,740)	(2,685)	(1,774)	(46)	(19,245)
Impact of exchange rate movements	—	(885)	(402)	(3)	(1,290)
Balance as of September 30, 2009	$(48,719)	(12,966)	(5,663)	(123)	(67,471)

Net book value as of September 30, 2009	$31,550	2,593	5,799	5	39,947

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2009	$3.8
2010	10.4
2011	8.2
2012	6.0
2013	4.6
Thereafter	6.9
Total	$39.9

(6) Investments in Real Estate Ventures
As of September 30, 2009, we had total investments in real estate ventures of $157.1 million in approximately 40 separate property or fund co-investments.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicles for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At September 30, 2009, our maximum potential unfunded commitment to LIC I was euro 12.3 million ($18.0 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicles for most new co-investments. At September 30, 2009, LIC II has unfunded capital commitments for future fundings of co-investments of $282.5 million, of which our 48.78% share is $137.8 million. The $137.8 million commitment is part of our maximum potential unfunded commitment to LIC II at September 30, 2009 of $376.8 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge-finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. We handle approvals for such activity consistently with those of the Firm’s co-investment capital. At September 30, 2009, no bridge-financing arrangements were outstanding.

As of September 30, 2009, LIC I maintains a euro 10.0 million ($14.6 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $50.0 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs.

Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 4.8 million ($7.0 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $24.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 12.3 million ($18.0 million) and to LIC II of $376.8 million. As of September 30, 2009, LIC I had $0.3 million of outstanding borrowings on the LIC I Facility, and LIC II had $22.4 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.7 million at September 30, 2009.

Impairment

We review our investments in real estate ventures on a quarterly basis for indications of whether the carrying value of the real estate assets underlying our investments in real estate ventures may not be recoverable or whether our investment in these co-investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments, in determining whether or not our investment is other than temporarily impaired.

Due to further declines in real estate markets, which are having an adverse impact on rental income assumptions and forecasted exit capitalization rates, we determined that certain real estate investments had become impaired in the first nine months of 2009. The results of these impairment analyses were primarily responsible for our recognition of $47.6 million of non-cash charges in the first nine months of 2009, which are included in equity losses from real estate ventures, representing our equity share of these charges. It is reasonably possible that if real estate values continue to decline, we may sustain additional impairment charges on our investments in real estate ventures in future periods. We recorded $0.9 million of impairment charges in the first nine months of 2008.

(7) Stock-based Compensation

Restricted Stock Unit Awards
Along with cash base salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program for Company officers, managers and professionals.

Restricted stock unit activity for the three months ended September 30, 2009 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at June 30, 2009	3,418.7	$51.67
Granted	13.4	35.44
Vested	(707.1)	66.04
Forfeited	(25.3)	52.30
Unvested at September 30, 2009	2,699.7	$47.82	2.00 years	$127.9

Restricted stock unit activity for the nine months ended September 30, 2009 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at January 1, 2009	1,994.2	$69.89
Granted	1,583.6	29.59
Vested	(823.5)	65.39
Forfeited	(54.6)	60.00
Unvested at September 30, 2009	2,699.7	$47.82	2.00 years	$127.9
Unvested shares expected to vest	2,593.7	$47.69	2.01 years	$122.9

We determined the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of September 30, 2009, there was $45.7 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units granted through September 30, 2009 over varying periods into 2014.

Shares vesting during the nine months ended September 30, 2009 and 2008 had fair values of $53.9 million and $41.4 million, respectively.

Stock Option Awards
We have granted stock options at the market value of our common stock on the date of grant. Our options vested at such times and conditions as the Compensation Committee of our Board of Directors determined and set forth in the related award agreements; the most recent options, granted in 2003, vested over periods of up to five years. As a result of a change in compensation strategy, we do not currently use stock option grants as part of our employee compensation program.

Stock option activity for the three months ended September 30, 2009 is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at June 30, 2009	67.5	$17.42
Exercised	(0.5)	20.25
Forfeited	—	—
Outstanding at September 30, 2009	67.0	$17.40	2.14 years	$2.0

Stock option activity for the nine months ended September 30, 2009 is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at January 1, 2009	118.0	$20.30
Exercised	(33.0)	22.83
Forfeited	(18.0)	26.47
Outstanding at September 30, 2009	67.0	$17.40	2.14 years	$2.0
Exercisable at September 30, 2009	67.0	$17.40	2.14 years	$2.0

As of September 30, 2009, we have approximately 67,000 options outstanding, all of which vested prior to 2009. Accordingly, we recognized no compensation expense related to unvested options for the first nine months of 2009.

Approximately 33,000 options were exercised during the first nine months of 2009, having an intrinsic value of $0.8 million. For the same period in 2008, approximately 64,000 options were exercised, having an intrinsic value of $1.7 million. As a result of these exercises, we received cash of $0.9 million and $2.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Other Stock Compensation Programs
U.S. Employee Stock Purchase Plan - In 1998, we adopted an Employee Stock Purchase Plan ("ESPP") for eligible U.S.-based employees. Through March 31, 2009, we enhanced employee contributions for stock purchases through an additional contribution of a 5% discount on the purchase price as of the end of each three month program period.  Employee contributions and our contributions vest immediately. Since its inception, 1,636,678 shares have been purchased under the program through March 31, 2009. In the first quarter of 2009, 96,046 shares having a grant date market value of $23.26 were purchased under the program.  Effective April 1, 2009 the 5% discount has been discontinued, program periods are now one month in length, and purchases are broker-assisted on the open market. We do not record any compensation expense with respect to this program.

SAYE – The Jones Lang LaSalle Savings Related Share Option Plan (“Save As You Earn” or “SAYE”) is for eligible employees of our UK and Ireland based operations. Under this plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. The options to purchase stock with such savings vest over a period of three or five years. In the first quarter of 2009, the Company issued approximately 326,000 options at an exercise price of $19.47 under the SAYE plan; no options were issued in the second or third quarters of 2009. The fair values of the options granted under this plan are being amortized over their respective vesting periods. At September 30, 2009, there were approximately 382,000 options outstanding under the SAYE plan.

(8) Retirement Plans
We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31st measurement date for our plans.

Net periodic pension cost consisted of the following for the three and nine months ended September 30, 2009 and 2008 ($ in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Employer service cost - benefits earned during the period	$647	960	1,837	2,950
Interest cost on projected benefit obligation	2,209	2,905	6,251	8,972
Expected return on plan assets	(2,409)	(3,349)	(6,816)	(10,343)
Net amortization/deferrals	42	52	120	162
Recognized actual (gains) losses	(40)	38	(116)	121
Net periodic pension cost	$449	606	1,276	1,862

For the nine months ended September 30, 2009, we have made $3.9 million in payments to our defined benefit pension plans. We expect to contribute a total of $4.0 million to our defined benefit pension plans in 2009. We made $7.6 million of contributions to these plans in the twelve months ended December 31, 2008.

(9) Earnings (Loss) Per Share and Net Income Available to Common Shareholders
We calculate earnings (loss) per share by dividing net income (loss) available to common shareholders by weighted average shares outstanding. To calculate net income (loss) available to common shareholders, we subtract dividend-equivalents (net of tax) to be paid on outstanding but unvested shares of restricted stock units from net income (loss) in the period the dividend is declared. Included in the calculations of net income (loss) available to common shareholders are dividend-equivalents of $0.3 million net of tax, declared and paid in the second quarter of 2009, and $1.0 million net of tax, declared and paid in the second quarter of 2008.

The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive impact of common stock equivalents. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods. Due to the net loss for the nine months ended September 30, 2009, basic shares were not increased by common stock equivalents in the calculations of diluted shares as the impact would have been anti-dilutive.

The following table details the calculations of basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008 ($ in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net income (loss) attributable to the Company	$19,771	15,004	(55,849)	43,361
Dividends on unvested common stock, net of tax benefit	-	-	286	1,003
Net income (loss) attributable to common shareholders	$19,771	15,004	(56,135)	42,358

Basic weighted average shares outstanding	41,762,451	34,217,379	37,432,242	32,627,905
Basic income (loss) per common share before dividends on unvested common stock	$0.47	0.44	(1.49)	1.33
Dividends on unvested common stock, net of tax benefit	-	-	(0.01)	(0.03)
Basic earnings (loss) per common share	$0.47	0.44	(1.50)	1.30

Diluted weighted average shares outstanding	43,299,868	35,035,602	37,432,242	33,965,981
Diluted income (loss) per common share before dividends on unvested common stock	$0.46	0.43	(1.49)	1.28
Dividends on unvested common stock, net of tax benefit	-	-	(0.01)	(0.03)
Diluted earnings (loss) per common share	$0.46	0.43	(1.50)	1.25

(10) Comprehensive Income (Loss)
For the three and nine months ended September 30, 2009 and 2008, comprehensive income (loss) was as follows ($ in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net income (loss)	$19,859	15,175	(55,559)	45,199
Other comprehensive income:
Foreign currency translation adjustments	32,018	(127,305)	88,908	(75,760)
Comprehensive income (loss)	51,877	(112,130)	33,349	(30,561)

Comprehensive income attributable to noncontrolling interest	88	171	290	1,838

Comprehensive income (loss) attributable to the Company	$51,789	(112,301)	33,059	(32,399)

(11) Debt
As of September 30, 2009, we had the ability to borrow up to $855.0 million on an unsecured revolving credit facility and a term loan agreement (together the “Facilities”), with capacity to borrow up to an additional $58.2 million under local overdraft facilities. There are currently 17 banks participating in our Facilities, which have a maturity of June 2012. Pricing on the Facilities ranges from LIBOR plus 225 basis points to LIBOR plus 400 basis points, with a LIBOR floor of 125 basis points. As of September 30, 2009, our pricing on the Facilities was 4.25%. The Facilities will continue to be utilized for working capital needs, investments, capital expenditures, and acquisitions. Interest and principal payments on outstanding borrowings against the facilities will fluctuate based on our level of borrowing.

As of September 30, 2009, we had $292.3 million outstanding on the Facilities ($112.3 million on our revolving credit facility and $180.0 million on our term loan facility). We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $57.2 million outstanding at September 30, 2009, with $48.4 million attributable to local overdraft facilities.

With respect to the Facilities, we must maintain a leverage ratio not exceeding 3.75 to 1 through March 2011, at which point the maximum allowable leverage ratio decreases to 3.50 to 1 through September 2011 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 2.0 to 1. Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facilities) are, among other things, an add-back for stock compensation expense, an add-back for the EBITDA of acquired companies, including Staubach, earned prior to acquisition, as well as add-backs for certain impairment and non-recurring charges.  Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we must maintain certain consolidated net worth requirements (as defined in the Facilities) and are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment, acquisitions, capital expenditures and dividend increases. We are in compliance with all covenants as of September 30, 2009. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facilities.

The Facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2008 or the first nine months of 2009, and none were outstanding as of September 30, 2009.

The effective interest rate on our debt was 4.1% in the third quarter of 2009, compared with 4.7% in the third quarter of 2008.

(12) Restructuring
In the first nine months of 2009, we recognized $36.6 million of restructuring charges, consisting of $28.8 million of employee termination costs, $6.0 million of integration-related costs incurred as a result of the Staubach acquisition for office moving costs, employee retention payments, training, re-branding and other transition-related costs, and $1.8 million of lease exit costs.

At December 31, 2008 we had $9.4 million of employee termination costs accrued as part of 2008 restructuring charges. We paid employee termination costs of $30.8 million in the first nine months of 2009, and have $7.4 million of accrued employee termination costs in Accrued compensation on our consolidated balance sheet at September 30, 2009.

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

(14) Income Taxes
The effective tax rate for the first nine months of 2009 was 15.0%, compared to an effective tax rate of 24.9% for all of 2008. Based on our forecasted results for the full year, we estimate that our effective tax rate will be 15.0% for all of 2009. The forecasted decrease in our effective tax rate is primarily due to lower forecasted earnings in high tax rate jurisdictions compared to last year.

(15) Subsequent Events
We have evaluated events and transactions that have occurred subsequent to September 30, 2009 through November 5, 2009, the date of issuance of our consolidated financial statements, for potential recognition or disclosure in these consolidated financial statements.

The Company announced on October 27, 2009 that its Board of Directors has declared a semi-annual cash dividend of $0.10 per share of its common stock. The dividend payment will be made on Tuesday, December 15, 2009, to holders of record at the close of business on Friday, November 13, 2009. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and nine months ended September 30, 2009, included herein, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, which are included in our 2008 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com). You should also refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our 2008 Annual Report on Form 10-K.

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

Property and Equipment— We review property and equipment owned or under capital lease for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in the first nine months of 2009 or 2008.

Goodwill — Goodwill is not amortized, but instead evaluated for impairment at least annually. To accomplish this annual evaluation, which we complete in the third quarter of each year, we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units as of the date of evaluation. We define reporting units as Americas IOS, EMEA IOS, Asia Pacific IOS and Investment Management. We then determine the fair value of each reporting unit on the basis of a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2009 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss.

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

In June 2009, we completed a public offering of our common stock at a price which indicated that our market capitalization exceeds our book value. On September 30, 2009, our market capitalization also exceeded our book value. With no significant changes in our long-term outlook of annual profitability and EBITDA generation, we continue to maintain our conclusion that goodwill is not impaired. However, it is possible our determination that goodwill for a reporting unit is not impaired could change in the future if economic conditions deteriorate for an extended period of time. Management will continue to monitor the relationship between the Company’s market capitalization and book value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the book values of the net assets of their respective businesses.

Investments in Real Estate Ventures—We review investments in real estate ventures on a quarterly basis for indications of whether the carrying value of the real estate assets underlying our investments in real estate ventures may not be recoverable or whether our investment in these co-investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments in determining whether or not our investment is other than temporarily impaired.

Due to further declines in real estate markets, which we expect are having an adverse impact on rental income assumptions and forecasted exit capitalization rates, we determined that certain real estate investments had become impaired in the first nine months of 2009. The results of these impairment analyses were primarily responsible for the recognition of $47.6 million of non-cash charges in the first nine months of 2009 included in equity losses from real estate ventures, representing our equity share of these charges. It is reasonably possible that if real estate values continue to decline we may sustain additional impairment charges on our investments in real estate ventures in future periods. We recognized $0.9 million of impairment charges in the first nine months of 2008.

Interim Period Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which we typically pay to our employees in the first or second quarter of the year after it is earned. In our interim consolidated financial statements, we accrue for most incentive compensation based on (i) a percentage of compensation costs and (ii) an adjusted operating income recorded to date, relative to forecasted compensation costs and adjusted operating income for the full year, as substantially all incentive compensation pools are based upon full year results. As noted in “Interim Information” of Note 1 of the notes to consolidated financial statements, quarterly revenues and profits have historically tended to be higher in the third and fourth quarters of each year than in the first two quarters. The impact of this incentive compensation accrual methodology is that we accrue smaller percentages of incentive compensation in the first half of the year compared to the percentage of our incentive compensation we accrue in the third and fourth quarters. We adjust the incentive compensation accrual in those unusual cases where we have paid earned incentive compensation to employees. We exclude incentive compensation pools that are not subject to the normal performance criteria from the standard accrual methodology and accrue for them on a straight-line basis.

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

The table below sets forth the amortization expense related to the stock ownership program for the three and nine months ended September 30, 2009 and 2008 ($ in millions):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Current compensation expense amortization for prior year programs	$3.6	2.5	18.0	17.1
Current deferral of compensation net of related amortization	(2.6)	(3.0)	(6.1)	(12.9)

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balance for the program related to 2009 is $4.5 million at September 30, 2009.

The table below sets out certain information related to the cost of this program for the three and nine months ended September 30, 2009 and 2008 ($ in millions):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Expense to Company	$6.1	4.6	18.5	14.0
Employee contributions	1.5	1.2	4.6	3.5
Adjustment to prior year reserve	0.2	(0.2)	(0.2)	(2.0)
Total program cost	$7.8	5.6	22.9	15.5

•    Workers’ Compensation Insurance – Given our belief, based on historical experience, that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income through the three months ended September 30, 2009 and 2008 were $4.0 million and $0.9 million, respectively.  The credits taken to income through the nine months ended September 30, 2009 and 2008 were $5.8 million and $2.6 million, respectively.

The reserves, which can relate to multiple years, were $12.2 million and $12.1 million, as of September 30, 2009 and December 31, 2008, respectively.

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

Professional indemnity insurance claims can be complex and take a number of years to resolve. Within our captive insurance company, we estimate the ultimate cost of these claims by way of specific claim reserves developed through periodic reviews of the circumstances of individual claims, as well as reserves against current year exposures on the basis of our historic loss ratio. The increase in the level of risk retained by the captive means we would expect that the amount and the volatility of our estimate of reserves will be increased over time. With respect to the consolidated financial statements, when a potential loss event occurs, management estimates the ultimate cost of the claims and accrues the related cost when probable and estimable.

The reserves for professional indemnity insurance claims maintained by our captive insurance company, which relate to multiple years, were $5.6 million and $6.2 million, net of receivables from third party insurers, as of September 30, 2009 and December 31, 2008, respectively.

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

We continuously seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate. We reflect the benefit from tax planning actions when we believe that they meet the criteria for recognition, which usually requires that certain actions have been initiated. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year.

Based on our forecasted results for the full year, we have estimated an effective tax rate of 15.0% for 2009 due to the mix of our income and the impact of tax planning activities. For the three and nine month periods ended September 30, 2009, we used an effective tax rate of 15.0%; we ultimately achieved an effective tax rate of 24.9% for the year ended December 31, 2008. The estimated rate for 2009 differs from the prior year rate primarily due to a lower earnings forecast in high tax jurisdictions compared to last year.

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

Within our Investor and Occupier Services segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended September 30, 2009 and 2008 are not indicative of the results to be obtained for the full fiscal year.

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

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

In order to provide more meaningful year-to-year comparisons of our reported results, we have included in the table below the U.S. dollar and local currency movements in the consolidated statements of earnings.

($ in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Change in U.S. dollars		% Change in Local Currency
Revenue	$595.3	$677.1	$(81.8)	(12%)	(9%)

Compensation and benefits	380.1	449.2	(69.1)	(15%)	(12%)
Operating, administrative and other	147.7	154.8	(7.1)	(5%)	(2%)
Depreciation and amortization	18.7	29.2	(10.5)	(36%)	(33%)
Restructuring charges	4.2	10.4	(6.2)	n.m.	n.m.
Total operating expenses	550.7	643.6	(92.9)	(14%)	(12%)
Operating income	$44.6	$33.5	$11.1	33%	37%

($ in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Change in U.S. dollars		% Change in Local Currency
Revenue	$1,665.7	$1,900.5	$(234.8)	(12%)	(6%)

Compensation and benefits	1,104.0	1,259.2	(155.2)	(12%)	(6%)
Operating, administrative and other	426.0	487.5	(61.5)	(13%)	(6%)
Depreciation and amortization	64.6	63.9	0.7	1%	7%
Restructuring charges	36.6	10.3	26.3	n.m.	n.m.
Total operating expenses	1,631.2	1,820.9	(189.7)	(10%)	(4%)
Operating income	$34.5	$79.6	$(45.1)	(57%)	(62%)

(n.m. - not meaningful )

Revenue for the third quarter of 2009 was $595 million, a decrease of 12% in U.S. dollars and 9% in local currency, compared with the second quarter of 2008. The year-over-year decrease was due to a 14% decrease in transaction services revenue and a 16% decrease in Investment Management revenue, and partially off-set by a 2% increase in management services revenue due to continued growth in Corporate Outsourcing.

Revenue for the first nine months of 2009 was $1.7 billion, a decrease of 12% in U.S. dollars and 6% in local currency, compared with the first nine months of 2008. Weak transaction markets were partially off-set by growth in our Corporate Outsourcing business and growth in the Americas driven by the Staubach acquisition.

We have continued to focus on cost control and have begun to realize the benefits from the cost reduction actions we have already taken. Excluding Restructuring charges, operating expenses were $546 million, compared with $633 million in the third quarter of 2008, a decrease of 14% in U.S. dollars and 11% in local currency. On a year-to-date basis, operating expenses excluding Restructuring charges decreased 12% in U.S. dollars and 5% in local currency.

Interest expense, net of interest income, was $44 million for the first nine months of 2009, a $27 million increase over the net interest expense of $17 million for the first nine months of 2008. The increase was due primarily to increases in non-cash interest accrued on deferred business obligations, increased average borrowing and costs incurred related to amendments to our credit Facilities.

Equity in losses from real estate ventures in the first nine months of 2009 were $56 million, compared to losses of $2 million in the first nine months of 2008, driven by $48 million of non-cash charges, primarily impairments. We determined that certain real estate investments had become impaired due to further declines in real estate markets having an adverse impact on rental income assumptions and forecasted exit capitalization rates.

The effective tax rate for the first nine months of 2009 was 15.0%, compared to an effective tax rate of 24.9% for all of 2008. Based on our forecasted results for the full year, we estimate that our effective tax rate will be 15.0% for all of 2009. The forecasted decrease in our effective tax rate is primarily due to lower forecasted earnings in high tax rate jurisdictions compared to last year.

Segment Operating Results

We manage and report our operations as four business segments:

The three geographic regions of Investor and Occupier Services ("IOS"):
(i)	Americas,
(ii)	Europe, Middle East and Africa (“EMEA”),
(iii)	Asia Pacific; and

(iv)	Investment Management, which offers investment management services on a global basis.

Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets, and valuation services (collectively "transaction services"); and property management, facilities management, project and development management, energy management and sustainability, and construction management services (collectively "management services").  We consider “property management” as services provided to non-occupying property investors and “facilities management” as a service provided to owner-occupiers.

The Investment Management segment provides investment management services to institutional investors and high-net-worth individuals.

We have not allocated “Restructuring charges” to the business segments for segment reporting purposes; therefore, these costs are not included in the discussions below. Also, for segment reporting we show “Equity in (losses) earnings from real estate ventures” within our revenue line since it is an integral part of our Investment Management segment.

Investor and Occupier Services

Americas

($ in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Change
Revenue	$238.8	$254.1	$(15.3)	(6%)
Operating expense	209.5	237.2	(27.7)	(12%)
Operating income	$29.3	$16.9	$12.4	73%

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Change
Revenue	$686.9	$617.8	$69.1	11%
Operating expense	643.5	590.1	53.4	9%
Operating income	$43.4	$27.7	$15.7	57%

Third-quarter revenue in the Americas region was $239 million, a decrease of 6% from the prior year.  Revenue for the first nine months of 2009 was $687 million, an increase of 11% over the first nine months of 2008, primarily as a result of the Staubach acquisition in the third quarter of 2008.

Transaction Services revenue decreased 3% in the third quarter, to $130 million, but increased 25% year to date, to $377 million. Total Leasing revenue increased 23% in the quarter, to $120 million, up from $98 million in 2008. In the first nine months of 2009, Leasing revenue increased 53%, to $327 million.  Management Services revenue for the third quarter of 2009 decreased 10%, to $105 million, and 1% year-to-date, to $301 million, as revenue from new Corporate Outsourcing wins was more than offset by reductions in Project & Development Services with clients remaining cautious about capital expenditures.

Operating expenses were $209 million in the third quarter of 2009, a decrease of 12% from the same period of 2008 despite incurring 10 additional days of cost due to the inclusion of Staubach for the full third quarter of 2009 compared with a partial quarter in 2008.  Year-to-date operating expenses were $644 million, an increase of 9% from $590 million in 2008 primarily due to the additional cost structure from the Staubach acquisition in the third quarter of 2008, which has impacted all of 2009.

EMEA

($ in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Change in U.S. dollars		Change in Local Currency
Revenue	$154.2	$208.6	$(54.4)	(26%)	(19%)
Operating expense	158.1	202.7	(44.6)	(22%)	(14%)
Operating (loss) income	$(3.9)	$5.9	$(9.8)	n.m.	n.m.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Change in U.S. dollars		Change in Local Currency
Revenue	$417.9	$627.7	$(209.8)	(33%)	(22%)
Operating expense	443.9	626.5	(182.6)	(29%)	(17%)
Operating (loss) income	$(26.0)	$1.2	$(27.2)	n.m.	n.m.

(n.m. - not meaningful )

EMEA’s third-quarter 2009 revenue was $154 million compared with $209 million in 2008, a decrease of 26%, 19% in local currency, driven by continued reductions in transaction volumes across the region.  Revenue on a year-to-date basis was $418 million, compared with $628 million for the first nine months of 2008, a reduction of 33%, 22% in local currency.  On a U.S. dollar basis, the decreases were driven by Capital Markets and Hotels, down $15 million in the third quarter and $69 million year to date, and Leasing revenue, down $27 million for the quarter and $70 million year to date. Capital Markets and Hotels revenue was down 26% in local currency for the quarter and 42% on a year-to-date basis. Leasing revenue was down 37% in local currency for the quarter and 31% for the first nine months of 2009.  Management Services revenue, which is primarily annuity revenue, increased 2% for the quarter, 10% in local currency.  For the first nine months of 2009, Management Services revenue was $150 million, down 8% compared with the same period of 2008 but up 7% in local currency.

Operating expenses were $158 million in the third quarter, $444 million year to date, decreases of 22% and 29%, respectively, from the prior year.  Third quarter expenses included incentive compensation accruals in the period reflecting improved seasonal performance in certain businesses despite the regional loss. In local currency, the quarterly and year-to-date decreases were 14% and 17%, respectively.  Cost reductions were the result of aggressive actions taken across the region.

Asia Pacific

($ in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Change in U.S. dollars		Change in Local Currency
Revenue	$136.4	$132.6	$3.8	3%	5%
Operating expense	129.2	132.6	(3.4)	(3%)	(1%)
Operating income	$7.2	$-	$7.2	n.m.	n.m.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Change in U.S. dollars		Change in Local Currency
Revenue	$360.5	$391.7	$(31.2)	(8%)	(1%)
Operating expense	354.3	394.9	(40.6)	(10%)	(3%)
Operating income (loss)	$6.2	$(3.2)	$9.4	n.m.	n.m.

(n.m. - not meaningful )

Revenue for the Asia Pacific region was $136 million for the third quarter of 2009, compared with $133 million for the same period in 2008.  On a year-to-date basis, revenue was $361 million in 2009 compared with $392 million in 2008.  In local currency, revenue was up 5% in quarter and down 1% year to date compared with 2008.

Management Services revenue in the region increased to $72 million, a 17% increase from the third quarter of 2008, 18% in local currency. On a year-to-date basis, Management Services revenue increased 15%, 22% in local currency.  The significant year-over-year increase demonstrates the firm’s continued strength in Corporate Outsourcing, facility management and property management. Transaction Services revenue was $62 million for the quarter, a 12% decrease from 2008, 9% in local currency. Transaction Services revenue decreased 27% for the first nine months of the year, 20% in local currency, to $151 million.  Within Transaction Services revenue, Capital Markets and Hotels revenue was up 8% in local currency in the quarter but down 10% year to date. Leasing revenue was down 19% in local currency for the quarter and 25% in local currency year to date.

Operating expenses for the region were $129 million for the third quarter, $354 million for the first nine months of 2009.  Operating expenses decreased 3% for the quarter, 1% in local currency, and 10% year to date, 3% in local currency.  The decreases were achieved despite incremental costs primarily related to serving more Corporate Outsourcing clients compared with the same periods of 2008.

Investment Management

($ in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Change in U.S. dollars		Change in Local Currency
Revenue	$65.9	$81.2	$(15.3)	(19%)	(16%)
Equity losses	(5.0)	-	(5.0)	n.m.	n.m.
Total revenue	60.9	81.2	(20.3)	(25%)	(22%)
Operating expense	49.5	60.7	(11.2)	(18%)	(16%)
Operating income	$11.4	$20.5	$(9.1)	(44%)	(41%)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Change in U.S. dollars		Change in Local Currency
Revenue	$195.8	$262.7	$(66.9)	(25%)	(20%)
Equity losses	(51.7)	(1.4)	(50.3)	n.m.	n.m.
Total revenue	144.1	261.3	(117.2)	(45%)	(39%)
Operating expense	152.9	199.1	(46.2)	(23%)	(18%)
Operating (loss) income	$(8.8)	$62.2	$(71.0)	n.m.	n.m.

(n.m. - not meaningful )

LaSalle Investment Management’s third-quarter revenue was $61 million, compared with $81 million in the prior year. On a year-to-date basis, revenue was $144 million compared with $261 million in the first nine months of 2008. Equity losses of $5 million and $52 million, primarily from non-cash charges related to co-investments, were included in third-quarter and year-to-date 2009 revenue, respectively. Advisory fees were $61 million in the quarter, down $10 million from the third quarter of 2008 or 14%, 10% in local currency. Third-quarter 2009 Advisory fees compared favorably with Advisory fees of approximately $60 million in each of the first and second quarters of 2009 despite valuation decline impacts and market fee pressures.

The business recognized $4 million of Incentive fees in the third quarter of 2009 as a result of liquidating a matured fund, and $12 million in the first nine months of the year.  Asset purchases, a key driver of Transaction fees, continued to be limited by the cautious view of the market.

LaSalle Investment Management raised $1.5 billion of equity from clients during the third quarter of 2009, $3.1 billion year to date, and assets under management were $37.6 billion.

Consolidated Cash Flows

Cash Flows Provided By (Used In) Operating Activities
During the first nine months of 2009, cash generated from operating activities was $44 million, an increase of $157 million from the $113 million used in operating activities in the first nine months of 2008. The year-over-year $157 million increase in cash generated from operating activities was driven by a net $213 million decrease in cash used for working capital, with the most significant portion of the change due to incentive compensation payments made in 2009 for 2008 performance compared with 2008 incentive compensation payments made for 2007 performance. The decrease in cash used for working capital was partially offset by less cash provided by earnings. Net income was $45 million for the nine months ended September 30, 2008 compared to a net loss of $56 million for the nine months ended September 30, 2009, though a significant portion of this $101 million decrease was the result of an increase of $54 million in equity losses.

Cash Flows Used In Investing Activities
We used $72 million of cash for investing activities in the first nine months of 2009, a $320 million decrease from the $392 million used in the first nine months of 2008. The $320 million decrease was due to a $268 million decrease in cash used for business acquisitions, a $41 million decrease in capital expenditures, and an $11 million net decrease in cash used for investments in real estate ventures. In the first nine months of 2009, we used $15 million for business acquisitions primarily for deferred payments and earn-out payments related to acquisitions completed in prior years. In the first nine months of 2008 we used $283 million relative to 15 acquisitions completed in 2008 and a deferred payment for a 2006 acquisition.

Cash Flows Provided By Financing Activities
Financing activities provided $39 million of net cash in the first nine months of 2009 compared with $490 million in the first nine months of 2008, a $451 million year-over-year decrease. In June 2009, we sold 6,500,000 shares of our common stock, at a sale price of $35.00 per share in an underwritten secondary public stock offering, resulting in net proceeds of $218 million. In the first nine months of 2009, we also made net repayments of $160 million of borrowings under our credit facilities, a $678 million decrease from the $518 million of net borrowing under our credit facilities in the first nine months of 2008.  Also contributing to the year-over-year increase in cash flow was a $13 million decrease in dividend payments.

Liquidity and Capital Resources

Historically, we have financed our operations, co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities
In July 2008, we exercised the accordion feature on our unsecured revolving credit facility to increase the facility from $575 million to $675 million. In addition, we entered into a $200 million term loan agreement (which was fully drawn and requires eight quarterly principal payments of $5 million commencing December 31, 2008, six quarterly principal payments of $7.5 million commencing December 31, 2010 and the balance payable June 6, 2012), with terms and pricing similar to our existing revolving credit facility. As a result of these changes, the total capacity of both the revolving facility and term loan (together the “Facilities”), increased to $875 million. Total capacity of the Facilities was $855 million as of September 30, 2009.

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

Under the Facilities, we must maintain a minimum cash interest coverage ratio of 2.0 to 1. Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facilities) are, among other things, an add-back for stock compensation expense, an add-back for the EBITDA of acquired companies, including Staubach, earned prior to acquisition, as well as add-backs for certain impairment and non-recurring charges.  Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we must maintain certain consolidated net worth requirements (as defined in the Facilities) and are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment, acquisitions, capital expenditures and dividend increases. We are in compliance with all covenants as of September 30, 2009.  The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facilities.

As of September 30, 2009, pricing on the Facilities was 4.25%. The Facilities will continue to be utilized for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the revolving facility will fluctuate based on our level of borrowing needs. We also have capacity to borrow an additional $58.2 million under local overdraft facilities.

As of September 30, 2009, we had $292.3 million outstanding on the Facilities ($112.3 million on our revolving credit facility and $180.0 million on our term loan facility). The average borrowing rate on the Facilities was 4.1% in the third quarter of 2009 as compared with an average borrowing rate of 4.7% in the third quarter of 2008. We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $57.2 million outstanding at September 30, 2009, with $48.4 million attributable to local overdraft facilities.

The Facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2008 or the first nine months of 2009, and none were outstanding as of September 30, 2009.

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

Issuance of Common Stock
In June 2009, we sold 6,500,000 shares of our common stock, par value $0.01 per share, at a sale price of $35.00 per share in an underwritten secondary public stock offering. This public offering was conducted under our shelf registration statement filed with the SEC. The net proceeds, after the underwriting discount, commissions and other expenses, of $217.7 million were used to repay outstanding indebtedness on our unsecured revolving credit facility.

Co-investment Activity
As of September 30, 2009, we had total investments in real estate ventures of $157.1 million in approximately 40 separate property or fund co-investments.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicles for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At September 30, 2009, our maximum potential unfunded commitment to LIC I was euro 12.3 million ($18.0 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicles for most new co-investments. At September 30, 2009, LIC II has unfunded capital commitments for future fundings of co-investments of $282.5 million, of which our 48.78% share is $137.8 million. The $137.8 million commitment is part of our maximum potential unfunded commitment to LIC II at September 30, 2009 of $376.8 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge-finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. We handle approvals for such activity consistently with those of the Firm’s co-investment capital. At September 30, 2009, no bridge financing arrangements were outstanding.

As of September 30, 2009, LIC I maintains a euro 10.0 million ($14.6 million) revolving credit facility (the "LIC I Facility"), and LIC II maintains a $50.0 million revolving credit facility (the "LIC II Facility"), principally for their working capital needs.

Each facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility to which that condition relates would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the related facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC I Facility were fully drawn, would be euro 4.8 million ($7.0 million); assuming that the LIC II Facility were fully drawn, the maximum exposure to Jones Lang LaSalle would be $24.4 million. Each exposure is included within and cannot exceed our maximum potential unfunded commitments to LIC I of euro 12.3 million ($18.0 million) and to LIC II of $376.8 million. As of September 30, 2009, LIC I had $0.3 million of outstanding borrowings on the LIC I Facility, and LIC II had $22.4 million of outstanding borrowings on the LIC II Facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.7 million at September 30, 2009.

We expect to continue to pursue co-investment opportunities with our real estate investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2009 is anticipated to be between $35 million and $40 million (planned co-investment less return of capital from liquidated co-investments).

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At September 30, 2009, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2008 or in the first nine months of 2009. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans.

The Company paid a cash dividend of $0.10 per share of its common stock on June 15, 2009 to holders of record at the close of business on May 15, 2009. At the Company’s discretion, a dividend-equivalent in the same per share amount was paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

The Company announced on October 27, 2009 that its Board of Directors has declared a semi-annual cash dividend of $0.10 per share of its common stock. The dividend payment will be made on Tuesday, December 15, 2009, to holders of record at the close of business on Friday, November 13, 2009. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by the Company's Board of Directors.

Capital Expenditures and Business Acquisitions
Capital expenditures for the first nine months of 2009 were $31 million, net, compared to $72 million for the same period in 2008. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space. Capital expenditures have decreased significantly from 2008, as we have completed the implementation of several global information systems in 2008 and have spent less on capital items related to acquisition integrations.

In the first nine months of 2009, we used $15 million in connection with acquisitions, primarily for deferred payments and earn-out payments related to acquisitions completed in prior years. Terms for our acquisitions completed in prior years included cash paid at closing, with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaling $392 million at September 30, 2009 on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At September 30, 2009, we had the potential to make earn-out payments on 16 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $185 million at September 30, 2009. These amounts will come due at various times over the next five years assuming the achievement of the applicable performance conditions. In relation to our 2007 acquisition of Indian real estate services company Trammell Crow Meghraj (TCM), provisions for payments to be made for the repurchases in 2010 and 2012 of shares exchanged in the third quarter 2008 legal merger of TCM into the Company’s India operations are based on formulas and independent valuations such that those payments are not quantifiable at this time; however, an estimate of the related obligation based on the third quarter 2008 value of shares exchanged is reflected on our balance sheet within the Minority shareholder redemption liability.

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our revolving multi-currency credit facility and our term loan facility, together the “Facilities”, which are available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facilities were $412 million during the three months ended September 30, 2009, and the effective interest rate was 4.1%. As of September 30, 2009, we had $292 million outstanding under the Facilities that bear a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and may do so in the future. We entered into no such agreements in 2008 or the first nine months of 2009, and we had no such agreements outstanding at September 30, 2009.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenues outside of the United States totaled 55% and 59% of our total revenues for the nine months ended September 30, 2009 and 2008, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the euro (14% of revenues for the nine months ended September 30, 2009) and the British pound (11% of revenues for the nine months ended September 30, 2009).

We mitigate our foreign currency exchange risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs. The British pound expenses incurred as a result of our European region headquarters being located in London act as a partial operational hedge against our translation exposure to British pounds.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At September 30, 2009, we had forward exchange contracts in effect with a gross notional value of $654.3 million ($598.8 million on a net basis) with a fair value gain of $3.3 million. This carrying gain is offset by a carrying loss in the associated intercompany loans such that the net impact to earnings is not significant.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of September 30, 2009, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

For other risk factors inherent in our business, see Item 1A. Risk Factors in our 2008 Annual Report on Form 10-K.

Item 4. Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November, 2009.

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