Form 10-K
period 2009-12-31
JONES LANG LASALLE INC
filed 2010-02-26
CIK 1037976

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the fiscal year ended December 31, 2009	Commission File Number 1-13145

Jones Lang LaSalle Incorporated

(Exact name of registrant as specified in its charter)

Maryland	36-4150422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Randolph Drive, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 312/782-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2009 was $1,339,649,570.

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on February 22, 2010 was 41,929,106.

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on May 27, 2010 are incorporated by reference in Part III of this report.

ITEM 1.	BUSINESS

COMPANY OVERVIEW

Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which we may refer to as we, us, our, the Company or the Firm) was incorporated in 1997. We have 180 corporate offices worldwide and operations in more than 750 locations in 60 countries. We have approximately 36,600 employees, including 22,800 employees whose costs our clients reimburse. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 1.6 billion square feet worldwide. We deliver our array of real estate services product offerings across a balance of three of our geographic business segments: (i) the Americas, (ii) Europe, Middle East and Africa (“EMEA”), and (iii) Asia Pacific. Our fourth business segment, LaSalle Investment Management, a member of the Jones Lang LaSalle group, is one of the world’s largest and most diversified real estate investment management firms, with approximately $40 billion of assets under management across the globe.

In 2009, we generated revenue of $2.5 billion across our four business segments diversified among euros, British pounds, Australian dollars, Singapore dollars, Japanese yen, Hong Kong dollars, and a variety of other currencies in addition to U.S. dollars. We also took aggressive but targeted cost actions throughout the year to align the size of our business and our costs in the face of the continued worldwide economic downturn. In the midst of this challenging environment, we continued to perform for clients while protecting our businesses, market positions and top talent. With the pace of recovery differing across global markets, we will capture emerging opportunities by leveraging our leading market positions and maintaining our focus on managing costs. See “Results of Operations” and “Market Risks” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 3 of the Notes to Consolidated Financial Statements, for discussions of segment results and foreign currency exchange.

We are the only real estate services and money management firm to have been named:

•	To Fortune magazine’s list of America’s Most Admired Companies in 2008 and 2009;

•	To Forbes magazine’s Platinum 400 list in 2006, 2007 and 2008;

•	By P&G as Supplier of the Year in 2008 and 2009;

•	Recipient of the 2009 Leadership Award by the U.S. Green Building Council;

•	By the Ethisphere Institute as one of the World’s Most Ethical Companies in 2008 and 2009; and

•	Best Overall Global Advisor and Consultant by the Euromoney Real Estate Awards in 2009.

Our range of real estate services includes:

•	Agency leasing

•	Space acquisition and disposition (tenant representation)

•	Property management

•	Facilities management/outsourcing

•	Project and development management

•	Valuations

•	Consulting

•	Capital markets

•	Real estate investment banking and merchant banking

•	Brokerage of properties

•	Corporate finance

•	Hotel advisory

•	Energy and sustainability services

•	Value recovery and receivership services

•	Investment management

We offer these services locally, regionally and globally to real estate investors and occupiers for a variety of property types, including offices, hotels, industrial, retail, multi-family residential, hospitals, critical environments and data centers, sports facilities, cultural institutions and transportation centers. Individual regions and markets may focus on different property types depending on local requirements and market conditions.

We work for a broad range of clients that represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (public sector) entities. Increasingly, we are offering services to middle-market companies that are looking to outsource real estate services. We provide real estate investment management services on a global basis for both public and private assets through our LaSalle Investment Management subsidiary. Our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand are among the attributes that enhance our services.

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

During the period from 2005 through 2008, we acquired or merged with 33 companies as part of our global growth strategy. These strategic acquisitions gave us additional market share in key markets, expanded our capabilities in certain service areas and further broadened the global platform we make available to our clients. These acquisitions took place in England, Scotland, Finland, France, Germany, the Netherlands, Spain Turkey, Dubai, Hong Kong, Japan, the Philippines, Australia, Canada, Brazil and the United States.

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

In a two-step acquisition in July 2007 and August 2008, we acquired the former Trammell Crow Meghraj (“TCM”), one of the largest privately held real estate services companies in India. TCM’s operations were combined with our Indian operations and we now operate as Jones Lang LaSalle Meghraj in a number of cities throughout India. The former TCM shareholders own 28.1% of this combined entity, which we have agreed to acquire in 2010 and 2012.

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

We made no material new acquisitions in 2009 due to market conditions and our focus on maintaining a healthy balance sheet. We expect that our acquisition activity will remain substantially curtailed during 2010 as well.

In June 2009, we sold 6,500,000 shares of our common stock at $35.00 per share in an underwritten secondary public offering, resulting in net proceeds of $217 million which we used to repay outstanding debt and strengthen our balance sheet.

Six Value Drivers for Growth and Superior Client Service

Our stated mission is to deliver exceptional strategic, fully integrated services and solutions for real estate owners, occupiers and investors worldwide. We deliver a combination of services, skills and expertise on an integrated global platform that we own (and do not franchise), which we believe sets us apart from our competitors. Consultancy practices typically do not share our implementation expertise or local market awareness. Investment banking and investment management competitors generally possess neither our local market knowledge nor our real estate service capabilities. Traditional real estate firms lack our financial expertise and operating consistency. Other global competitors, which we believe often franchise their offices through separate owners, do not have the same level of business coordination or consistency of delivery that we can provide through our network of wholly owned offices, directly employed personnel and integrated IT, human resources and financial systems. That network also permits us to promote a high level of integrity throughout the organization and to use our diverse and welcoming culture as a competitive advantage in developing clients, recruiting employees and acquiring businesses.

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

Global Strategy

To continue to create new value for our clients, shareholders and employees, we have identified five strategic priorities, which we call the G5.

G1: BUILD OUR LEADING LOCAL AND REGIONAL SERVICE OPERATIONS. Our strength in local and regional markets determines the strength of our global service capabilities. Our financial performance also depends, in great part, on the business we source and execute locally from approximately 180 wholly owned offices around the world. We believe that we can leverage our established business presence in the world’s principal real estate markets to provide expanded local and regional services without a proportionate increase in infrastructure costs. We believe that these capabilities will continue to set us apart and make us more attractive to clients and prospective clients.

G2: STRENGTHEN OUR LEADING POSITION IN CORPORATE SOLUTIONS. The accelerating trends of globalization, cost cutting, energy management and the outsourcing of real estate services by corporate occupiers support our decision to emphasize a truly global Corporate Solutions business to serve their needs comprehensively. This service delivery capability helps us create new client relationships, particularly as companies turn to the outsourcing of their real estate as a way to manage expenses and enhance sustainability. These services are also proving to be counter-cyclical as we have seen demand for them strengthen as the economy has weakened. In addition, current corporate clients are demanding multi-regional capabilities.

G3: CAPTURE THE LEADING SHARE OF GLOBAL CAPITAL FLOWS FOR INVESTMENT SALES. Our focus on further developing our ability to provide global Capital Markets services reflects the increasingly international nature of cross-border money flows into real estate and the global marketing of real estate assets. While we have seen a recent slowdown in this type of cross-border activity, we expect that it will grow again when financial markets recover. Our real estate investment banking capability helps provide capital and other financial solutions by which our clients can maximize the value of their real estate. At a time when real estate values are depressed and financing is difficult for our clients to obtain, we have established Value Recovery Services to help owners, investors and occupiers value their assets and identify solutions that allow them to respond decisively.

G4: STRENGTHEN LASALLE INVESTMENT MANAGEMENT’S LEADERSHIP POSITION. With its integrated global platform, LaSalle Investment Management is well positioned to serve institutional real estate investors looking for attractive opportunities around the world. Our investments in LaSalle Investment Management help the business develop and offer new products quickly, and extend its portfolio capabilities into promising new markets, to enhance that position. In today’s challenging market, LaSalle Investment Management has new opportunities to acquire assets at lower prices, service distressed assets and portfolios and win new clients, managing their mandates by replacing competitors.

G5: CONNECTIONS: DIFFERENTIATE BY CONNECTING ACROSS THE FIRM AND WITH CLIENTS. To create real value and new opportunities for our clients, shareholders and people, we are working to strengthen the links between our people, service lines and geographies worldwide to better connect with our clients and put the firm’s global expertise and experience to work for them.

We have committed resources to each of the G5 priorities in past years and expect we will continue to do so in the future. This strategy has helped us to weather the current financial storm, continue to grow market share and take advantage of new opportunities created by the current depressed market conditions. By continuing to invest in the future based on how our strengths can support the needs of our clients, we intend to maintain and expand our position as an industry leader and emerge from the current downturn as a stronger competitor. Although our fundamental business strategies remain intact, each of our businesses continually re-evaluates how it can best serve our clients as their needs change and real estate markets, credit markets and economies continue to exhibit dramatic and often unpredictable changes.

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

VALUE DELIVERY: IOS AMERICAS, EMEA AND ASIA PACIFIC

To address the needs of real estate owners and occupiers, we provide a full range of integrated property, project management and transaction services locally, regionally and globally through our Americas, EMEA and Asia Pacific operating segments. We deliver those services through the following service lines:

Leasing Services

Agency Leasing Services executes marketing and leasing programs on behalf of investors, developers, property companies and public entities to secure tenants and negotiate leases with terms that reflect our clients’ best interests. In 2009, we completed approximately 14,800 agency leasing transactions representing approximately 210 million square feet of space. We typically base our agency leasing fees on a percentage of the value of the lease revenue commitment for consummated leases.

Tenant Representation Services establishes strategic alliances with clients to deliver ongoing assistance to meet their real estate needs, and to help them evaluate and execute transactions to meet their occupancy requirements. Tenant Representation Services is also an important component of our local market services. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions, and negotiating lease and ownership terms with third parties. We help our clients lower real estate costs, minimize real estate occupancy risks, improve occupancy control and flexibility, and create more productive office environments. We employ a multi-disciplinary approach to develop occupancy strategies linked to our clients’ core business objectives.

Tenant Representation Services compensation is generally determined on a negotiated fee basis and typically paid by the landlord. Fees often reflect performance measures related to targets that we and our clients establish prior to engagement or, in the case of strategic alliances, at annual intervals thereafter. We use quantitative and qualitative measurements to assess performance relative to these goals, and we are compensated accordingly, with incentive fees awarded for superior performance. In 2009, we completed approximately 4,300 tenant representation transactions representing approximately 69 million square feet of space.

Property and Facilities Management

Property Management Services provides on-site management services to real estate owners for office, industrial, retail and specialty properties. We seek to leverage our market share and buying power to deliver superior service to clients. Our goal is to enhance our clients’ property values through aggressive day-to-day management. We may provide services through our own employees or through contracts with third-party providers (for which we may act in a principal capacity or which we may hire as an agent for our clients). We focus on maintaining high levels of occupancy and tenant satisfaction while lowering property operating costs. During 2009, we provided on-site property management services for office, retail, mixed-use and industrial properties totaling approximately 900 million square feet.

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

Integrated Facilities Management Services provides comprehensive portfolio and property management services to corporations and institutions that outsource the management of the real estate they occupy. Properties under management range from corporate headquarters to industrial complexes. During 2009, Integrated Facilities Management Services managed approximately 670 million square feet of real estate for its clients. Our target clients typically have large portfolios (usually over 1 million square feet) that offer significant opportunities to reduce costs and improve service delivery. The competitive trends of globalization, outsourcing and offshoring are prompting many of these clients to demand consistent service delivery worldwide and a single point of contact from their real estate service providers. We generally develop performance measures to quantify the progress we make toward goals and objectives that we have mutually determined. Depending on client needs, Integrated Facilities Management Services units, either alone or partnering with other business units, provide services that include portfolio planning, property management, agency leasing, tenant representation, acquisition, finance, disposition, project management, development management, energy and sustainability services and land advisory services. We may provide services through our own employees or through contracts with third-party providers (with which we may act in a principal capacity or which we may hire as an agent for our clients).

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

We also provide lease administration and auditing services, helping clients to centralize their lease management processes. Whether clients have a small number of leases or a global portfolio, we assist them by reducing costs associated with incorrect lease charges, right-sizing their portfolios through lease options, identifying underutilized assets and ensuring Sarbanes-Oxley compliance to mitigate risk.

In the United States, we provide Mobile Engineering Services to banks and specialist retailers with large portfolios of retail sites. Rather than using multiple vendors to perform facility services, these companies hire Jones Lang LaSalle to provide HVAC, electrical and plumbing services, and general interior repair and maintenance. Our multi-disciplined mobile engineers serve numerous clients in a specified geographic area, performing multiple tasks in a single visit and taking ownership of the operational success of the sites they service. This unique service delivery model reduces clients’ operating costs by bundling on-site services and reducing travel time between sites.

Project and Development Services

Project and Development Services provides a variety of services—including conversion management, move management, construction management and strategic occupancy planning services—to tenants of leased space, owners in self-occupied buildings and owners of real estate investments. Project and Development Services frequently manages relocation and build-out initiatives for clients of our Property Management Services, Integrated Facilities Management Services and Tenant Representation Services units. Project and Development Services also manages all aspects of development and renovation of commercial projects for our clients. We also provide these services to public-sector clients, particularly to military and government entities in the United States and to educational institutions.

Our Project and Development Services business is generally compensated on the basis of negotiated fees. Client contracts are typically multi-year in duration and may govern a number of discrete projects, with individual projects being completed in less than one year.

Capital Markets Services

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

Valuation and Consulting Services

Valuation Services provides clients with professional valuation services and helps them determine market values for office, retail, industrial and mixed-use properties. Such services may involve valuing a single property or a global portfolio of multiple property types. We conduct valuations, which typically involve commercial property, for a variety of purposes, including acquisitions, dispositions, debt and equity financings, mergers and acquisitions, securities offerings (including initial public offerings) and privatization initiatives. Clients include occupiers, investors and financing sources from the public and private sectors. Our valuation specialists provide services to clients in most developed countries outside of the United States; we generally do not provide these services in the United States. During 2009, we performed nearly 28,100 valuations of commercial properties with an aggregate value of approximately $613 billion.

We usually negotiate compensation for valuation services for each assignment based on its scale and complexity, and our fees typically relate in part to the value of the underlying assets.

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

We typically negotiate compensation for Consulting Services based on work plans developed for advisory services that vary based on scope and complexity of projects. For transaction services, we base compensation on the value of transactions we complete.

Innovation and Commercial Solutions

Across the five broad business services identified above, we leverage our deep real estate expertise and experience within the firm to provide innovative solutions for our clients. We provide Energy and Sustainability Services to occupiers and investors to assist them in developing their corporate sustainability strategies, greening their real estate portfolios, upgrading building performance by managing Leadership in Energy and Environmental Design (LEED) construction or retrofits and providing sustainable building operations management. With over 540 LEED-accredited professionals, our experience includes 88 LEED projects representing over 45 million square feet. In 2009, we documented $100 million in energy savings for our clients and reduced their greenhouse gas emissions by 465,000 tons.

We generally negotiate compensation for Energy and Sustainability Services for each assignment based on the scale and complexity of the project or shared savings.

We provide Value Recovery Services to owners, investors and occupiers to help them analyze the impact of a financial downturn on their assets and identify solutions to respond decisively. In this area, we address the operational and occupancy needs of banks and insurance companies that are merging with or acquiring other institutions. We assist banks and insurance companies with challenged assets and liabilities on their balance sheets by providing valuations, asset management, loan servicing and disposition services. We provide receivership services to lenders, loan servicers and financial institutions that need help managing defaulted real estate assets. In addition, we provide valuation, asset management and disposition services to government entities to maximize the value of owned securities and assets acquired from failed financial institutions or from government relief programs. We also assist owners by identifying potentially distressed properties and the major occupiers who are facing challenges.

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

We provide investment management services to institutional investors and high-net-worth individuals. We seek to establish and maintain relationships with sophisticated investors who value our global platform and extensive local market knowledge. As of December 31, 2009, LaSalle Investment Management managed approximately $40 billion of public and private real estate assets, making us one of the world’s largest managers of institutional capital invested in real estate assets and securities.

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

The investment and capital origination activities of our investment management business have grown increasingly global. We have invested in direct real estate in 18 countries across the globe, as well as in public real estate companies traded on all major stock exchanges. While we have seen a recent slowdown in cross-border investment activity, we expect investment management activities, both fund raising and investing, to continue to grow when financial markets recover.

Private Investments in Real Estate Properties. In serving our investment management clients, LaSalle Investment Management is responsible for the acquisition, management, leasing, financing and divestiture of real estate investments across a broad range of real estate property types. LaSalle Investment Management launched its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including 12 funds that invest in assets in the Americas, nine funds that invest in assets located in Europe and six funds that invest in assets in Asia Pacific. LaSalle Investment Management also maintains separate account relationships with investors for whom LaSalle Investment Management manages private real estate investments. As of December 31, 2009, LaSalle Investment Management had approximately $32.8 billion in assets under management in these funds and separate accounts.

Some investors prefer to partner with investment managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest funds alongside the investments of clients’ funds will continue to be an important factor in maintaining and continually improving our competitive position. We believe our co-investment strategy strengthens our ability to continue to raise capital for new investment funds. At December 31, 2009, we had a total of $167.3 million of investments in, and loans to, co-investments.

We may engage in “merchant banking” activities in appropriate circumstances. These involve making investments of the firm’s capital to acquire properties in order to seed investment management funds (typically within the LaSalle Investment Company structures described in Note 5 of the Notes to Consolidated Financial Statements) before they have been offered to clients.

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

Investments in Public Equity. LaSalle Investment Management also offers clients the ability to invest in separate accounts focused on public real estate equity. We invest the capital of these clients principally in publicly traded securities of REITs and property company equities. As of December 31, 2009, LaSalle Investment Management had approximately $7.1 billion of assets under management in these types of investments. LaSalle Investment Management is typically compensated by securities investment clients on the basis of the market value of assets under management.

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

Integrated Global Services. By combining a wide range of high-quality, complementary services—and delivering them at consistently high service levels globally through wholly owned offices with directly employed personnel—we can develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. We also believe that we have secured an established business presence in the world’s principal real estate markets, with the result that we can grow revenue without a proportionate increase in infrastructure costs. With operations in more than 750 locations in 60 countries on five continents, we have in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe. This geographic coverage positions us to serve our multinational clients and manage investment capital on a global basis. In addition, we anticipate that our cross-selling potential across geographies and product lines will continue to develop new revenue sources for multiple business units within Jones Lang LaSalle.

Industry-Leading Research and Knowledge Building. We invest in and rely on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy for our clients. We have approximately 275 research professionals who gather data and cover market and economic conditions around the world. Research also plays a key role in keeping colleagues throughout the organization attuned to important events and changing conditions in world markets. We facilitate the dissemination of this information to colleagues through our company-wide intranet.

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

Based on our general industry knowledge and specific client feedback, we believe we are recognized as an industry leader in technology. We possess the capability to provide sophisticated information technology systems on a global basis to serve our clients and support our employees. In 2009, we developed and introduced a proprietary tool called FutureViewSM, an innovation in portfolio optimization. This global tool allows corporate real estate teams with geographically diverse portfolios to identify potential rent savings by comparing their lease obligations to our firm’s sophisticated local market forecasts. OneView by Jones Lang LaSalleSM, our client extranet technology, provides clients with detailed and comprehensive insight into their portfolios, the markets in which they operate and the services we provide to them. For our Energy and Sustainability Services business we have developed four industry leading technology platforms designed to help our clients to reduce their environmental footprint and to reduce energy costs: (i) our Upstream platform is a tool for benchmarking overall energy and environmental performance relative to similar buildings in a similar geography, (ii) our Building Energy Allocation Tool (BEAT) enables a quick assessment of building energy consumption leading to opportunities for performance improvement, (iii) our Portfolio Energy and Environmental Reporting (PEERS) tool provides a web-based platform for ongoing energy and environmental measurement and reporting including carbon footprint assessment, and (iv) our Environmental Sustainability Platform (ESP) is a real time metering and monitoring program that enables on-line, real time monitoring of building energy consumption. ConnectSM, our intranet technology, offers our employees easy access to the Firm’s policies, news and collective thinking regarding our experience, skills and best practices. We have also recently implemented, or are in the process of implementing, global integrated systems for finance, human resources, client relationship management and securities management and trading systems for our investment management business.

We believe that our investments in research, technology, people and thought leadership position our firm as a leading innovator in our industry. Our various research initiatives investigate emerging trends and help us anticipate future conditions and shape new services to benefit our clients. Professionals in our Consulting Services practices identify and respond to shifting market and business trends to address changing client needs and opportunities. LaSalle Investment Management relies on our comprehensive investigation of global real estate and capital markets to develop new investment products and services tailored to the specific investment goals and risk/return objectives of our clients. We believe that our commitment to innovation helps us secure and maintain profitable long-term relationships with the clients we target: the world’s leading real estate owners, occupiers and investors.

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

INDUSTRY TRENDS

Economic Conditions and Credit Restrictions. The general decline of the global economy and severe restrictions on credit have significantly impacted global real estate markets. Beginning in the second half of 2007, the well-publicized contraction in the overall availability of credit in the global financial markets significantly reduced the volume and pace of commercial real estate transactions and negatively impacted real estate pricing in many countries. By the end of 2009, global real estate markets appeared to be stabilizing and we are beginning to see signs of recovery in some markets, although market conditions vary widely with some markets showing signs of growth and others showing signs of continued decline. In general, investment sales are showing signs of a recovery, while leasing markets driven by supply and demand fundamentals are still lagging. It is inherently difficult to make accurate predictions about real estate markets as they are impacted by multiple factors such as macro movements of the financial markets, including the stock, bond and derivatives markets.

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

EMPLOYEES

With the help of aggressive goal and performance measurement systems, we attempt to instill the commitment to be the best in all our people. Our goal is to be the real estate advisor of choice for clients and the employer of choice in our industry. To achieve that, we intend to continue to promote human resources techniques that will attract, motivate and retain high quality employees. The following table details our respective headcounts at December 31, 2009 and 2008 (rounded to the nearest hundred):

	2009	2008
Professional	11,000	11,300
Support	2,800	2,800
Directly reimbursable employees	22,800	22,100
Total employees	36,600	36,200

Reimbursable employees include our property and integrated facilities management professionals and our building maintenance employees. The cost of these employees is generally reimbursable by our clients. Our employees are not members of any labor unions with the exception of approximately 990 directly reimbursable property maintenance employees in the United States. Approximately 24,800 and 24,700 of our employees at December 31, 2009 and 2008, respectively, were based in countries other than the United States. We have generally had satisfactory relations with our employees.

During 2009, we reduced staff in certain businesses in order to align our service platform with certain markets that contracted due to the global economic slowdown. Where possible, we redeployed personnel to businesses which have strengthened over the course of the year. The total number of employees increased from 2008 to 2009 due to an increase in directly reimbursable employees as a result of more clients outsourcing their real estate management to us.

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

The complex, dynamic and international scope of our business overall, and of our operations in particular regions and countries, involves a number of significant risks. If we cannot or do not successfully manage the risks associated with the services we provide, our operations in particular regions and countries or the international scope of our operations, our business, operating results and/or financial condition could be materially and adversely affected.

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

We govern our enterprise risk program primarily through our Global Operating Committee, which is chaired by our Global Chief Operating Officer and includes the Chief Operating Officers of our four reported business segments and the leaders from certain corporate staff groups such as Finance, Legal, Insurance, Human Resources and Information Technology. The Global Operating Committee coordinates its enterprise risk activities with our Internal Audit function, which performs an annual risk assessment of our business in order to determine where to focus its auditing efforts. Representatives of our Global Operating Committee report to the Audit Committee of our Board of Directors on a quarterly basis.

The previous two years have proven to be extraordinarily negative ones for the global economy and for most business enterprises worldwide. The severe restrictions on credit availability, the additional cost of credit to the extent it is available and the unprecedented collapses of major financial institutions, among other economic and geo-political events, have substantially increased the enterprise risk profiles of commercial organizations, often in ways that are unprecedented or not readily foreseeable. These events have significantly impacted the global real estate markets, reducing the volume and pace of commercial real estate transactions and negatively impacting real estate pricing and leasing in many countries and markets. The potential consequences of the financial and economic crisis on virtually all business organizations are significant and complex, and may include to one degree or another, among others, materially lower earnings, inability to obtain necessary credit, inability to satisfy covenant obligations in debt and other agreements, inability to meet financial obligations and the inability to retain key staff members.

Governments have responded aggressively to the crisis, although in different ways from one country to another, but we do not yet know what the ultimate outcome of those efforts will be or any unintended consequences that may result (for example, with respect to currency fluctuations, taxes, interest rates, budget deficits, trade restrictions, the price of commodities and the potential for deflation or inflation in prices, among many others). In the latter half of 2009, we have seen an improvement in world stock markets and there appears to be increasing confidence and stabilization in various economies, some of which have begun to grow again after significant recessions. However, it is also the case that market uncertainties and credit restrictions have continued into 2010, and it is inherently difficult to make accurate predictions about when we will start to see sustainable improvements in the commercial real estate markets, which are impacted by macro movements of the financial markets and many other factors, including the stock, bond and derivatives markets, over which we have no control. We are, however, aggressively attempting to stay current on the dynamic global marketplace in order to understand and manage the additional enterprise risks that we inevitably will continue to confront.

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

Some of the risks we identify could appropriately be discussed in more than one category, but we have chosen the one we view as primary. We do not necessarily present the risks below in their order of significance, the relative likelihood that we will experience a loss or the magnitude of any such loss. We also do not attempt to discuss the various significant efforts we employ to attempt to mitigate or avoid the risks we identify, although we believe we have a robust program to do so in a systematic way.

External Market Risk Factors

GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS CAN HAVE A NEGATIVE IMPACT ON OUR BUSINESS. We have experienced in past years, are currently experiencing, and expect in the future to be negatively impacted by, periods of economic slowdown or recession, and corresponding declines in the demand for real estate and related services, within the markets in which we operate. The current economic recession has been extraordinary for its worldwide scope, its severity, its impact on major financial institutions and the extent of governmental stimulative and regulatory responses, among other aspects. Additionally, the speed with which markets change, both positively and negatively, has accelerated due to the increased global interconnectedness resulting from the immediacy of information availability and flows, among other reasons, and this has added to the challenges of anticipating and quickly adapting to changes in business and revenue, particularly since real estate transactions are inherently complicated and longer-term in nature.

Real estate markets tend to be cyclical and related to the condition of the economy or, at least, to the perceptions of investors and users as to the relevant economic outlook. For example, corporations may be hesitant to expand space or enter into long-term commitments if they are concerned about the economic environment. Corporations that are under financial pressure for any reason, or are attempting to more aggressively manage their expenses, may reduce the size of their workforces, permit more of their staff to work from home offices and/or seek corresponding reductions in office space and related management services.

Negative economic conditions and declines in the demand for real estate and related services in several markets or in significant markets could have a material adverse effect on our business, results of operations and/or financial condition, including as a result of the following factors:

•	Decline in Acquisition and Disposition Activity

A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers. Restrictions in the availability of credit in the global financial markets, and the various other well-publicized business dislocations that have resulted from the overall financial crisis, have significantly reduced the volume and pace of commercial real estate transactions and have also negatively impacted real estate pricing as a general matter in many countries.

Accordingly, our transaction-based Capital Markets and Hotels businesses have been significantly impacted by the global credit crisis. Revenue from Capital Markets and Hotels declined 43% in 2008 and 36% in 2009. We believe we have continued to gain market share in many of the markets in which we compete, but the additional transaction volumes from an increase in market share have not fully offset the overall declines in these markets. If the current economic conditions continue for an extended period or significantly worsen, they could have a material adverse effect on our business, results of operations and/or financial condition.

•	Decline in the Real Estate Values and Performance, Leasing Activity and Rental Rates

A general decline in the value and performance of real estate and in rental rates can lead to a reduction in investment management fees (a significant portion of which is generally based upon the performance of investments and net asset values) and the value of the co-investments we make with our investment management clients or merchant banking investments we have made for our own account. Additionally, such declines can lead to a reduction in fees and commissions that are based upon the value of, or revenue produced by, the properties with respect to which services are provided, including fees and commissions (1) for property management and valuations, (2) generated by our Capital Markets, Hotels and other businesses for arranging acquisitions, dispositions and financings and (3) for arranging leasing transactions. These declines can also lead to an unwillingness or inability of clients to make new (or honor existing) capital commitments to funds sponsored by our investment management business, which can result in a decline of both investment management fees and incentive fees, and can also restrict our ability to employ capital for new investments in current funds or establish new funds. A general decline in the value and performance of real estate has impacted, and could continue to significantly impact, the value of our own co-investments. During 2009, for example, we recognized certain impairment charges for our co-investments due primarily to a decline in the value of the underlying real estate investments.

Historically, a significant decline in real estate values in a given market has also tended to result in increases in litigation regarding advisory and valuation work done prior to the decline. Many of the markets in which we compete have been experiencing significant declines in real estate prices and rental rates and we are unable to predict accurately the extent to which those declines will continue or for how long.

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

•	Cyclicality in the Real Estate Markets; Lag in Recovery Relative to Broader Markets

Cyclicality in the real estate markets may lead to cyclicality in our earnings and significant volatility in our stock price, which in recent years has been highly sensitive to market perception of the global economy generally and our industry specifically. Real estate markets are also thought to “lag” the broader economy, meaning that even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in the real estate markets. This may be exacerbated in the current global market situation as banks may be delaying their resolution of commercial real estate assets whose values are less than their associated loans in order to avoid associated accounting write-offs.

•	Effect of Changes in Non-Real Estate Markets

Changes in non-real estate markets can also affect our business. For example, strength in the equity markets, which increased markedly during the second-half of 2009, can lead certain investors to lower the level of capital allocated to real estate, which in turn can mean that our ability to generate fees from the operation of our investment management business will be negatively impacted. Strength in the equity markets can also negatively impact the performance of real estate as an asset class, which in turn means that the incentive fees relating to the performance of our investment funds will be negatively impacted. On the other hand, weakness in the equity markets relative to real estate can make real estate investments too great of a proportion of the portfolios of certain investors, such as pension funds and endowments, which as a result may switch out of real estate in order to rebalance their portfolios due to the so-called “denominator effect.”

REAL ESTATE SERVICES AND INVESTMENT MANAGEMENT MARKETS ARE HIGHLY COMPETITIVE. We provide a broad range of commercial real estate and investment management services, and there is significant competition on an international, regional and local level with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, consulting firms, firms providing outsourcing of various types (including technology, catering and building products) and companies bringing their real estate services in-house (any of which may be a global, regional or local firm).

Many of our competitors are local or regional firms, which, although substantially smaller in overall size, may be larger in a specific local or regional market. Some of our competitors have expanded the services they offer in an attempt to gain additional business. Some may be providing outsourced facilities management services in order to sell products to clients (such as HVAC systems) that we do not offer. Some of our competitors may have greater financial, technical and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or better-capitalized competitors may be able to respond faster to the need for technological changes, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily, develop innovative products more effectively and generally compete more aggressively for market share.

New competitors or alliances among competitors that increase their ability to service clients could emerge and gain market share, develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services we offer. In order to respond to increased competition and pricing pressure, we may have to lower our prices or loosen contractual terms (such as liability limitations), which may have an adverse effect on our revenue and profit margins. As we are in a consolidating industry, there exists the inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. While we have successfully grown organically and through a series of acquisitions, sourcing and completing acquisitions are complex and sensitive activities and there is no assurance that we will be able to continue our acquisition activity in the future at the same pace as we have in the past, particularly given the recent market declines and credit contractions. In 2009, we did not make any material new acquisitions.

The severe global economic downturn may increase instability at our competitors and this may lead to a willingness on their part to engage in aggressive pricing or advertising in order to maintain market shares or client relationships. If this occurs, it will increase the competitive risks we face although it will differ from one competitor to another given their different positions within the marketplace and their different financial situations.

We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason with as little as 30 to 60 days’ notice, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition will be materially adversely affected. We believe that the global economic downturn has led to additional pricing pressure from clients as they themselves come under financial pressure, participate in governmental bail-out programs or file for bankruptcy or insolvency protection, as some significant clients have already done.

Given the value and premium status of our brand, which is one of our most important assets, an inherent risk in our business is that we may fail to successfully differentiate the scope and quality of our service and product offerings from those of our competitors, or that we may fail to sufficiently innovate or develop improved products or services that will be attractive to our clients. Additionally, given the rigors of the competitive marketplace in which we operate, there is the risk that we may not be able to continue to find ways to operate more cost-effectively, including by achieving economies of scale, or that we will be limited in our ability to further reduce the costs required to operate on a globally coordinated platform.

THE SEASONALITY OF OUR IOS BUSINESS EXPOSES US TO RISKS. Within our Investor and Occupier Services business, our revenue and profits tend to be significantly higher in the third and fourth quarters of each year than in the first two quarters. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant through the year. Historically, we have reported an operating loss or a relatively small profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains (both of which can be particularly unpredictable).

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

As a result of growth in our property management and integrated facilities management business and other services related to the growth of outsourcing of corporate real estate services, there has been somewhat less seasonality in our revenue and profits during the past few years than there was historically, but we believe that some level of seasonality will always be inherent in our industry and outside of our control. Although we continued to experience a level of seasonality in 2009 that was similar to previous years, we are unable to predict whether the global economic downturn, which has led to unprecedented market disruptions as well as unprecedented levels of government intervention, will result in any overall changes to the marketplace that will have an effect on the historical seasonality of our business in 2010 and beyond.

POLITICAL AND ECONOMIC INSTABILITY AND TRANSPARENCY: PROTECTIONISM; TERRORIST ACTIVITIES; HEALTH EPIDEMICS. We operate in approximately 60 countries with varying degrees of political and economic stability and transparency. For example, certain Asian, Eastern European and South American countries have experienced serious political and economic instability within the past few years, and such instability will likely continue to arise from time to time in countries in which we have operations. It is difficult for us to predict where or when a significant change in the political leadership or regime within a given country may occur, or what the implications of such a change will be on our operations given that legislative, tax and business environments can be altered quickly and dramatically. For example, in 2009 there was an unusual level of legislative activity in the United States and certain countries in Europe, although we do not yet know what ultimate changes, if any, there may be to financial, tax, healthcare, governance and other laws or how they may directly affect our business. As a result, our ability to operate our business in the ordinary course and our willingness to commit new resources or investments may be affected or disrupted in one way or another, with corresponding reductions in revenue, increases in taxes and more aggressive taxation policies, increases in other expenses (such as with respect to employee healthcare), restrictions on repatriating funds, difficulties in recruiting staff or other material adverse effects. It is possible that the global economic downturn will exacerbate these issues since, for example, high unemployment might lead to civil unrest and significant political instability in certain countries.

Under current economic conditions there may be a growing movement by governments to protectionist policies which favor local firms over foreign firms or which restrict cross-border capital flows. This could affect our ability to utilize and benefit from our global platform and integrated business model. The global downturn has also significantly added to the deficit spending of certain governments in countries where we do business and has called into question the creditworthiness of some countries, as the result of which it is difficult to predict what the consequences to our business may be from these situations.

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

Health epidemics that affect the general conduct of business in one or more urban areas (including as the result of travel restrictions and the inability to conduct face-to-face meetings), such as occurred in the past from SARS or may occur in the future from an avian or H1N1 flu or other type of outbreak, can also adversely affect the volume of business transactions, real estate markets and the cost of operating real estate or providing real estate services, and may therefore adversely affect our results.

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

The infrastructure disruptions we describe above may also disrupt our ability to manage real estate for clients or may adversely affect the value of real estate investments we make on behalf of clients. The buildings we manage for clients, which include some of the world’s largest office properties and retail centers, are used by numerous people daily. As a result, fires, earthquakes, floods, other natural disasters, defects and terrorist attacks can result in significant loss of life, and, to the extent we are held to have been negligent in connection with our management of the affected properties, we could incur significant financial liabilities and reputational harm.

The occurrence of natural disasters and terrorist attacks can also significantly increase the availability and/or cost of commercial insurance policies covering real estate, both for our own business and for those clients whose properties we manage and who may purchase their insurance through the insurance buying programs we make available to them.

There can be no assurance that the disaster recovery and crisis management procedures we employ will suffice in any particular situation to avoid a significant loss. Given that our staff is increasingly mobile and less reliant on physical presence in a Company office, our disaster recovery plans increasingly rely on the availability of the internet and mobile phone technology, so the disruption of those systems would likely affect our ability to recover from a crisis situation.

CIVIL AND REGULATORY CLAIMS; LITIGATING DISPUTES IN DIFFERENT JURISDICTIONS. Substantial civil legal liability or a significant regulatory action against the Firm could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business prospects. Many legal systems, including in the United States, do not make it easy to recover legal fees from plaintiffs that file cases we consider frivolous, so the costs to us of defending such cases can be substantial even if we prevail.

While we maintain commercial insurance in an amount we believe is appropriate, we also maintain a significant level of self-insurance for the liabilities we may incur. Although we place our commercial insurance with only highly-rated companies, the value of otherwise valid claims we hold under insurance policies may become uncollectible due to the insolvency of the applicable insurance company. The global economic downturn has made insurance companies less stable financially and has therefore increased the risk of their creditworthiness to us as some of the most prominent insurers have experienced downgrades in their financial ratings. The quality of ratings provided by outside rating agencies has also generally been called into question in connection with the global financial crisis, which may increase the risk of relying on these ratings when we conduct due diligence on the credit-quality of insurance companies. The global nature of our business means that there are fewer insurance companies that can adequately service our account, so we do not have a significant number of alternative providers in case we are unable to continue to place coverage with one of our existing insurers. Additionally the claims we have can be complex and insurance companies can prove difficult or bureaucratic in resolving claims, which may result in payments to us being delayed or reduced or that we must litigate in order to enforce an insurance policy claim.

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

Internal Operational Risk Factors

CONCENTRATIONS OF BUSINESS WITH CORPORATE CLIENTS CAUSES INCREASED CREDIT RISK AND GREATER IMPACT FROM THE LOSS OF CERTAIN CLIENTS. While our client base remains highly diversified across industries and geographies, we do value the expansion of business relationships with individual corporate clients and the increased efficiency and economics (both to our clients and our Firm) that can result from developing repeat business from the same client and from performing an increasingly broad range of services for the same client. At the same time, having increasingly large and concentrated clients also can lead to greater or more concentrated risks of loss if, among other possibilities, such a client (1) experiences its own financial problems, which can lead to larger individual credit risks, (2) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced, (3) decides to reduce its operations or its real estate facilities, (4) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations, (5) decides to change its providers of real estate services or (6) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers. Additionally, increasingly large clients may, and sometimes do, attempt to leverage the extent of their relationships with us during the course of contract negotiations or in connection with disputes or potential litigation.

The global economic downturn has increased these risks as it has created significant financial distress (which in some cases led to bankruptcy or insolvency) for many organizations, including ones that are clients of ours. Some of our largest clients include companies in the financial services industry, such as commercial banks, investment banks and insurance companies, and companies in the auto industry, which have been and will likely continue to be significantly impacted by the current global economic downturn and the reactions to it by governments, regulatory agencies, lenders and customers.

CONTRACTUAL LIABILITIES AS PRINCIPAL AND FOR WARRANTED PRICING. We may, on behalf of our clients, hire and supervise third-party contractors to provide construction, engineering and various other services for our managed properties or the properties we are developing. Depending upon the terms of our contracts with clients (which, for example, may place us in the position of a principal rather than an agent) or responsibilities we assume or are legally deemed to have assumed in the course of a client engagement (whether or not memorialized in a contract), we may be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties we do not control.

Adverse outcomes of property management disputes or litigation could negatively impact our business, operating results and/or financial condition, particularly if we have not limited in our contracts the extent of damages to which we may be liable for the consequences of our actions, or if our liabilities exceed the amounts of the commercial third-party insurance that we carry. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property manager even if we have technically disclaimed liability as a legal matter, in which case we may be pressured to participate in a financial settlement for purposes of preserving the client relationship.

Acting as a principal may also mean that we pay a contractor before we have been reimbursed by the client, which exposes us to additional risks of collection from the client in the event of an intervening bankruptcy or insolvency of the client. The reverse can occur as well, where a contractor we have paid files bankruptcy or commits fraud with the funds before completing a project for which we have paid it in part or in full.

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

The global economic downturn has increased the chances that these risks will be realized, and we have experienced credit-related problems at a higher level than in the past with vendors and contractors due to their increased financial instability.

PERFORMANCE UNDER CLIENT CONTRACTS; REVENUE RECOGNITION; SCOPE CREEP; RISING COST OF INSURANCE RESULTING FROM NEGLIGENCE CLAIMS. We generally provide services to our clients under contracts, and in certain cases we are subject to regulatory and/or fiduciary obligations (which may relate to, among other matters, the decisions we may make on behalf of a client with respect to managing assets on its behalf or purchasing products or services from third parties or other divisions within our Firm). Our services may involve handling substantial amounts of client funds in connection with managing their properties. They may also involve complicated and high-profile transactions which involve significant amounts of money. We face legal and reputational risks in the event we do not perform, or are perceived to have not performed, under those contracts or in accordance with those regulations or obligations, or in the event we are negligent in the handling of client funds or in the way in which we have delivered our professional services. We have certain business lines, such as valuations and lease administration, where the size of the transactions we handle are much greater than the fees we generate from them, as the result of which the consequences of errors that lead to damages can be disproportionately large in the event our contractual protections or our insurance coverage are inadequate to protect us fully.

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

In the event that we perform services for clients without executing appropriate contractual documentation, we may be unable to realize our full compensation potential or recognize revenue for accounting purposes, and we may not be able to effectively limit our liability in the event of client disputes. If we perform services for clients that are beyond, or different from, what were contemplated in contracts (known as “scope creep”), we may not be fully reimbursed for the services provided, or our potential liability in the case of a negligence claim may not have been as limited as it normally would have been or may be unclear.

If we make a large insurance claim on our professional indemnity policy due to a situation involving our negligence, we would expect subsequent premiums to increase materially, the size of deductibles we are required to retain may increase substantially and the availability of future coverage could be negatively impacted.

CO-INVESTMENT, INVESTMENT, MERCHANT BANKING AND REAL ESTATE INVESTMENT BANKING ACTIVITIES SUBJECT US TO REAL ESTATE INVESTMENT RISKS AND POTENTIAL LIABILITIES. An important part of our investment strategy includes investing in real estate, both individually and along with our money management clients. In order to remain competitive with well-capitalized financial services firms, we may also make merchant banking investments, as the result of which we may use Firm capital to acquire properties before the related investment management funds have been established or investment commitments received from third-party clients. A strategy that we have not pursued vigorously due to the disruptions in the markets but that still has potential is to further engage in certain real estate investment banking activities in which we, either solely or with one or more joint venture partners, would employ capital to assist our clients in maximizing the value of their real estate (for example, we might acquire a property from a client that wishes to dispose of it within a certain time frame, after which we would market it for sale as the principal and therefore assume any related market risk). We also have business lines that have as part of their strategy the acquisition, development, management and sale of real estate. Investing in any of these types of situations exposes us to a number of risks that could have a material adverse effect on our business, results of operations and/or financial condition. Although our investment activities were substantially curtailed during 2008 and 2009 and so far into 2010 as the result of the worldwide credit crisis and economic downturn, we do anticipate that these strategies will ultimately re-emerge as the markets stabilize.

Investing in real estate for the above reasons poses the following risks:

•

We may lose some or all of the capital that we invest if the investments perform poorly. Real estate investments can perform poorly as the result of many factors outside of our control, including the general reduction in asset values within a particular geography or asset class. Starting in 2007 and continuing through 2009, for example, real estate prices in many markets throughout the world declined generally as the result of the significant tightening of the credit markets and the effects of recessionary economies and significant unemployment. In 2009, we recognized impairment charges of $51 million representing our equity share of impairment charges against individual assets in which we hold co-investments.

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

After reductions in the market values of the underlying properties, firms engaged in the business of providing valuations are inherently subject to a higher risk of claims with respect to conflicts of interest based on the circumstances of valuations they previously issued. Regardless of the ultimate merits of these claims, the allegations themselves can cause reputational damage and can be expensive to defend in terms of counsel fees and otherwise.

CLIENT DUE DILIGENCE. There are circumstances where the conduct or identity of our clients could cause us reputational damage or financial harm or could lead to our non-compliance with certain laws, as the result of which there could be a material adverse effect on our business, operating results and/or financial condition. An example would be the attempt by a client to “launder” funds through its relationship with us, namely to disguise the illegal source of funds that are put into otherwise legitimate real estate investments. Another example is inadvertently doing business with a client that has been listed on one of the “prohibited persons” lists now published by many countries around the world.

Our efforts to evaluate clients before doing business with them in order not to do business with a prohibited party and to avoid attempts to launder money or otherwise to exploit their relationship with us may not be successful in all situations since compliance for a business such as ours is very complex and also since we take a risk-based approach to the procedures we have employed. Additionally, it is not always possible to accurately determine the ultimate owners or control persons within our clients’ organizations or other entities with which we do business, particularly if they are actively attempting to hide such information from regulatory authorities. We may therefore unknowingly be doing business with entities that are otherwise involved in illegal activities that do not involve us or that are ultimately controlled by persons with whom engaging in business has been prohibited by applicable regulatory authorities.

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

Changes in administrations, such as those occurring in the United States at the beginning of 2009, may result in significant changes in enforcement priorities with respect to employment, health and safety, tax, securities disclosure and other regulations, which in turn could negatively affect our business.

LICENSING REQUIREMENTS. The brokerage of real estate sales and leasing transactions, property management, conducting valuations, trading in securities for clients and the operation of the investment advisory business, among other business lines, require us to maintain licenses in various jurisdictions in which we operate. If we fail to maintain our licenses or conduct brokerage, management, valuations, investment advisory or other regulated activities without a license, we may be required to pay fines or return commissions received or have licenses suspended. Our acquisition activity increases these risks because we must successfully transfer licenses of the acquired entities and their staff, as appropriate. Licensing requirements may also preclude us from engaging in certain types of transactions or change the way in which we conduct business or the cost of doing so. In addition, because the size and scope of real estate sales transactions and the number of countries in which we operate or invest have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous licensing regimes and the possible loss resulting from noncompliance have increased. Recent highly publicized accounting and investment management frauds that have occurred in various businesses and countries during the last two years may result in significant changes in regulations that may affect our business.

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

The development of new software systems used to operate one or more aspects of our business, particularly on a customized basis or in order to coordinate or consolidate financial, human resources or other types of infrastructure data reporting, client accounting or funds processing is complicated and may result in costs that we cannot recoup in the event of the failure to complete a planned software development. A new software system that has defects may cause reputational issues and client or employee dissatisfaction, with business lost as a result. The acquisition or development of software systems is often dependent to one degree or another on the quality, ability and/or financial stability of one or more third-party vendors, over which we may not have control beyond the rights we negotiate in our contracts. Different privacy policies from one country to the next (or across a region such as the European Union) may restrict our ability to share or collect data on a global basis, and this may limit the utility of otherwise available technology.

The Firm has been implementing significant new financial, human resources, client relationship management, payables processing, securities management and trading and intranet software systems on a worldwide basis, and is in the process of transitioning various significant processes to these new systems. This implementation is complex and involves continuously evolving processes. If the Firm does not implement these new systems effectively, or if any of the new systems does not operate as intended, the effectiveness of the Firm’s financial reporting or internal controls could be materially and adversely affected.

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

RISKS INHERENT IN MAKING ACQUISITIONS. We did not make any material new acquisitions during 2009 due to the significant market disruptions and uncertainties that all businesses experienced. However, we have made in the past, and anticipate that we may make in the future, acquisitions of businesses or business lines.

Acquisitions subject us to a number of significant risks, any of which may prevent us from realizing the anticipated benefits or synergies of the acquisition. The integration of companies is a complex and time-consuming process that could significantly disrupt the businesses of Jones Lang LaSalle and the acquired company. The challenges involved in integration and realizing the benefits of an acquisition include:

•	Diversion of management attention and financial resources from existing operations;

•

Difficulties in integrating cultures, compensation structures, operations, existing contracts, accounting processes and methodologies, and realizing the anticipated synergies of the combined businesses;

•	Inability to retain the management, key personnel and other employees of the acquired business;

•	Inability to retain clients of the acquired business;

•

Exposure to legal, environmental, employment, ethical and other types of claims for activities of the acquired business prior to acquisition, including those that may not have been adequately identified during the pre-acquisition due diligence investigation or those which the legal documentation associated with the transaction did not successfully terminate or transfer;

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

Confidential intellectual property is increasingly stored or carried on mobile devices, such as laptop computers, which makes inadvertent disclosure more of a risk in the event the mobile devices are lost or stolen and the information has not been adequately safeguarded or encrypted.

ABILITY TO CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES. If we are not able to continue to successfully implement the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, our reputation, financial results and the market price of our stock could suffer. Our accounting can be complex and requires that management make judgments with respect to revenue recognition, acquisitions and other aspects of our business. While we believe that we have adequate internal financial reporting control procedures in place, we may be exposed to potential risks from this legislation, which requires companies to evaluate their internal controls and have their controls attested to by their independent auditors on an annual basis. We have evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls over financial reporting as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2009. However, there can be no assurance that we will continue to receive a positive attestation in future years, particularly since standards continue to evolve and are not necessarily being applied consistently from one auditing firm to another. If we identify one or more material weaknesses in our internal controls in the future that we cannot remediate in a timely fashion, we may be unable to receive a positive attestation at some time in the future from our independent auditors with respect to our internal controls over financial reporting.

Financial Risk Factors

WE MAY HAVE INDEBTEDNESS WITH FIXED OR VARIABLE INTEREST RATES AND CERTAIN COVENANTS WITH WHICH WE MUST COMPLY. We currently have the ability to borrow, from a syndicate of lenders, up to $850 million on an unsecured revolving credit facility and a term loan agreement (together the “Facilities”), with capacity to borrow up to an additional $58.9 million under local overdraft facilities. At December 31, 2009, we had $175.0 million of unsecured indebtedness from the Facilities, all from our term loan facility, and $23.0 million outstanding on local overdraft facilities. Our average outstanding borrowings under the Facilities were $493.3 million during 2009 at an effective interest rate of 3.7%.

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

In addition, the Facilities require that we maintain a consolidated net worth of at least $1.1 billion and a leverage ratio not exceeding 3.75 to 1 through March 2011, at which point the maximum allowable leverage decreases to 3.50 to 1 through September 2011, and 3.25 to 1 thereafter. We must also maintain a minimum cash interest coverage ratio of 2.0 to 1.

If we are unable to make required payments under the Facilities or if we breach any of the debt covenants, we will be in default under the terms of the Facilities. A default under the Facilities could cause acceleration of repayment of outstanding amounts as well as defaults under other existing and future debt obligations.

VOLATILITY IN LASALLE INVESTMENT MANAGEMENT INCENTIVE FEE REVENUE. LaSalle Investment Management’s portfolio is of sufficient size to periodically generate large incentive fees and equity losses and gains that significantly influence our earnings and the changes in earnings from one year to the next. Volatility in this component of our earnings is inevitable due to the nature of this aspect of our business, and the amount of incentive fees or equity gains or losses we may recognize in future quarters is inherently unpredictable and relates to market dynamics in effect at the time. The speed with which the real estate markets worldwide turned from positive to negative starting in 2007 and continuing through 2009 is a further indication of the volatility to which we are subject and over which we have no control. In the case of our commingled funds, underlying market conditions, particular decisions regarding the acquisition and disposition of fund assets, and the specifics of the client mandate will determine the timing and size of incentive fees from one fund to another. For separate accounts, where asset management is ongoing, we also may earn incentive fees at periodic agreed-upon measurement dates, and they may be related to performance relative to specified real-estate indices (such as that published by the National Council of Real Estate Investment Fiduciaries (NCREIF)).

While LaSalle Investment Management has focused over the past several years on developing more predictable annuity-type revenue, incentive fees should continue to be an important part of our revenue and earnings once real estate markets recover from the current significant downturn. As a result, the volatility described above should be expected to continue. For example, in 2006, we recognized one very significant incentive fee from the long-term performance of a separate account where we have ongoing portfolio management. This incentive fee was payable only once every four years and was calculated based on the account’s performance above a real rate of return so long as the account’s performance has exceeded a NCREIF-based index. Given the extraordinary fall in asset prices that many markets have experienced starting in 2007, our incentive fees have fallen significantly and are likely to continue to decrease in the near future. These declines may be partially offset by our ability to take advantage of lower asset prices as we make new investments, although predicting with any confidence how all of these complicated factors will ultimately affect our future results is problematic.

Where incentive fees on a given transaction or portfolio are particularly large, certain clients have attempted to renegotiate fees even though contractually obligated to pay them, and we expect this to occur from time to time in the future. Our efforts to collect our fees in these situations may lead to significant legal fees and/or significant delays in collection due to extended negotiations, arbitration or litigation, or may result in negotiated reductions in fees that take into account the future value of the relationship.

VOLATILITY IN HOTELS AND CAPITAL MARKETS FEES. We have business lines other than LaSalle Investment Management that also generate fees based on the timing, size and pricing of closed transactions and these fees may significantly contribute to our earnings and to changes in earnings from one quarter or year to the next. For example, in 2007 our Hotels business generated one very substantial fee from the sale of a large portfolio of hotels on behalf of a particular client. Volatility in this component of our earnings is inevitable due to the nature of these businesses and the amount of the fees we will recognize in future quarters is inherently unpredictable, even more so due to significant negative market changes worldwide that surfaced during 2007 and continued through 2009.

LASALLE INVESTMENT MANAGEMENT BANKING AND CLIENT RELATIONSHIPS. Although not highly leveraged by general industry standards, the investment funds that LaSalle Investment Management operates in the ordinary course of business borrow money from a variety of institutional lenders. The loans typically are secured by liens on specific investment properties but are otherwise non-recourse. As the result of the global financial crisis, the values of specific properties may now be less than the amount of the outstanding loan on the property, which may give the lender the right to foreclose on the property, in which case the equity invested by the fund may now be without value. These situations are typically addressed on a case-by-case basis and, because we generally maintain good relationships with our lenders, can sometimes be successfully renegotiated so that we remain in control of the property which gives additional time for values to recover.

Clients of LaSalle Investment Management that have open commitments to provide additional investments and that have come under stress due to the financial downturn may become financially unable to honor their commitments or may seek to renegotiate the terms of their commitments or the fees that they pay, and they may attempt to leverage their willingness to make future commitments in order to do so.

Within a difficult economic environment, raising new funds takes longer and may be less successful as current and prospective clients may be less able or willing to commit new funds to real estate investments, which are inherently less liquid than many competing investments. Additionally, certain clients may decide to manage all or a portion of their real estate investments with internal resources rather than hiring outside investment managers.

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

Additionally, although we operate globally, we report our results in U.S. dollars, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, have fluctuated significantly in recent years. For the year ended December 31, 2009, 45% of our revenue was attributable to operations with U.S. dollars as their functional currency, and 55% was attributable to operations having other functional currencies. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

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

The following table sets forth the revenue derived from our most significant currencies on a revenue basis ($ in millions):

	2009	2008
United States dollar	$1,128.6	1,131.8
Euro	373.5	480.7
British pound	260.0	344.0
Australian dollar	163.5	160.2
Singapore dollar	118.7	130.4
Japanese yen	102.9	92.7
Hong Kong dollar	75.6	83.1
Other currencies	257.9	274.7
	$2,480.7	2,697.6

In 2008 and 2009, many of the most significant governments worldwide enacted economic stimulus measures of various types. It is inherently difficult to predict how and when these measures will affect the relative values of currencies and in any event we anticipate significant continuing volatility in currency exchange rates.

GREATER DIFFICULTY IN COLLECTING ACCOUNTS RECEIVABLE IN CERTAIN COUNTRIES AND REGIONS. We face challenges in our ability to efficiently and/or effectively collect accounts receivable in certain countries and regions. For example, various countries have underdeveloped insolvency laws, and clients often are slow to pay. In some countries, clients typically tend to delay payments, reflecting a different business culture over which we do not necessarily have any control. Less-developed countries may have very lengthy or difficult judicial processes that can make collections through the court system more problematic than they would otherwise be.

Additionally, the increasing weakness in the global economy has put additional financial stress on clients and landlords (who sometimes are the parties that pay our commissions where we have placed a tenant representation client into their buildings). This in turn has negatively impacted our ability to collect our receivables fully or in a timely manner. We cannot be sure that the procedures we use to identify and rectify slowly paid receivables, and to protect ourselves against the insolvencies or bankruptcies of clients, landlords and other third parties with which we do business, which may involve placing liens or properties or litigating, will be effective in all cases. We expect that 2010 will continue to be an unusually challenging business environment in which to collect receivables.

INCREASING FINANCIAL RISK OF COUNTERPARTIES, INCLUDING REFINANCING RISK. The unprecedented disruptions and dynamic changes in the financial markets, and particularly insofar as they have led to major changes in the status and creditworthiness of some of the world’s largest banks, investment banks and insurance companies, among others, have generally increased the counterparty risk to us from a financial standpoint, including with respect to (1) obtaining new credit commitments from lenders, (2) refinancing credit commitments or loans that have terminated or matured according to their terms (including funds sponsored by our investment management subsidiary which use leverage in the ordinary course of their investment activities), (3) placing insurance, (4) engaging in hedging transactions and (5) maintaining cash deposits or other investments, both our own and those we hold for the benefit of clients, which are generally much larger than the maximum amount of government-sponsored deposit insurance in effect for a particular account.

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

Additionally, the ability of government regulatory authorities to adequately monitor and regulate banks, investment banks, securities firms and insurance companies has also been significantly called into question during the current downturn (for example, in identifying and preventing “pyramid schemes,” “bubbles” in different asset classes and other potential systemic failures in a timely fashion), as the result of which the overall risk of unforeseeable financial loss from engaging in business with ostensibly regulated counterparties has increased.

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

Human Resources Risk Factors, Including From Non-Employees

DIFFICULTIES AND COSTS OF STAFFING AND MANAGING INTERNATIONAL OPERATIONS. The coordination and management of international operations pose additional costs and difficulties. We must manage operations in many time zones and that involve people with language and cultural differences. Our success depends on finding and retaining people capable of dealing with these challenges effectively, who will represent the Firm with the highest levels of integrity and who will communicate and cooperate well with colleagues and clients across multiple geographies. If we are unable to attract and retain qualified personnel, or to successfully plan for succession of employees holding key management positions, our growth may be limited, and our business and operating results could suffer.

Among the challenges we face in retaining our people is maintaining a compensation system that rewards them consistent with local market practices and with our profitability, which can be especially difficult where competitors may be attempting to gain market share by aggressively attempting to hire our best people at rates of compensation that are well above the current market level. We also face the possibility that firms in other industries that recover before real estate will be able to increase compensation sooner than we can, which may make them more attractive employers for top talent. Another continuing challenge we have is to maintain compensation systems that align financial incentives with our strategic goals as an organization and the business and ethics behaviors we want to drive among our people, while at the same time not create incentives to engage in overly risky business pursuits or behaviors.

We have committed resources to effectively coordinate our business activities around the world to meet our clients’ needs, whether they are local, regional or global. We also consistently attempt to enhance the establishment, organization and communication of corporate policies, particularly where we determine that the nature of our business poses the greatest risk of noncompliance. The failure of our people to carry out their responsibilities in accordance with our client contracts, our corporate and operating policies, or our standard operating procedures, or their negligence in doing so, could result in liability to clients or other third parties, which could have a material adverse effect on our business, operating results and/or financial condition. This is true not only with respect to individuals we employ directly, but also individuals who work for third party vendors whom we hire on behalf of clients, especially where we are acting in a principal capacity.

The worldwide credit crisis and economic recession have caused us to restructure certain parts of our business in order to size them properly relative to levels of business activity we expect in the markets in which we compete. These activities present additional risks to the business. When addressing staffing in connection with a restructuring of our organization or a downturn in economic conditions or activity, we must take into account the employment laws of the countries in which actions are contemplated. In some cases, this can result in significant costs, time delays in implementing headcount reductions and, potentially, litigation regarding allegedly improper employment practices.

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

EMPLOYEE, VENDOR AND THIRD-PARTY MISCONDUCT. Like any business, we run the risk that employee fraud or other misconduct could occur. In a company such as ours with more than 36,600 employees, it is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee misconduct, including fraud, can cause significant financial or reputational harm to any business, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts.

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

Anecdotally, the risk that the Company will be the victim of fraud, both from employees and third parties, is generally thought to increase during times of general economic stress such as we are now experiencing. An example of a third-party fraud would be attempts to draw on bank accounts by way of forged checks or by corporate identity theft, both of which we have increasingly experienced in the past year as attempts but without financial loss.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Jones Lang LaSalle’s shareholders during the fourth quarter of 2009.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed for trading on the New York Stock Exchange under the symbol “JLL.”

As of February 12, 2010, there were 53,621 beneficial holders of our Common Stock.

The following table sets forth the high and low daily closing prices of our Common Stock as reported on the New York Stock Exchange.

	HIGH	LOW
2009
Fourth Quarter	$61.57	$43.87
Third Quarter	$54.51	$29.55
Second Quarter	$39.13	$24.57
First Quarter	$31.64	$16.94
2008
Fourth Quarter	$40.49	$19.18
Third Quarter	$62.86	$38.57
Second Quarter	$90.19	$59.91
First Quarter	$81.43	$60.57

Dividends

On December 15, 2009 we paid a semi-annual dividend of $0.10 per share of our common stock to holders of record at the close of business on November 13, 2009. The Company also paid a cash dividend of $0.10 per share of its common stock on June 15, 2009 to holders of record at the close of business on May 15, 2009. At the Company’s discretion, a dividend-equivalent in the same amount was also paid simultaneously on outstanding but unvested restricted stock units granted under the Company’s Stock Award and Incentive Plan. There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates, remains subject to final determination by the Company’s Board of Directors.

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

Comparison of Cumulative Total Return

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG JONES LANG LASALLE INCORPORATED, THE S&P 500 INDEX AND A PEER GROUP

The following graph compares the cumulative 5-year total return to shareholders on Jones Lang LaSalle Incorporated’s common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group of two companies that includes: Grubb & Ellis Company and CB Richard Ellis Group Inc. The graph assumes that the value of the investment in the Company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2004 and tracks it through December 31, 2009.

	December 31st
	2004	2005	2006	2007	2008	2009
Jones Lang LaSalle	$100	135	249	194	77	169
S&P 500	100	105	121	128	81	102
Peer Group	100	179	295	191	38	119

Share Repurchases

No shares were repurchased in 2009 under our share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA (UNAUDITED)

The following table sets forth our summary historical consolidated financial data. The information should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

			YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenue	$2,480,736	2,697,586	2,652,075	2,013,578	1,390,610
Operating income	116,404	151,463	342,320	244,079	131,751
Interest expense, net of interest income	55,018	30,568	13,064	14,254	3,999
Gain on sale of investments	—	—	6,129	—	—
Equity in (losses) earnings from real estate ventures	(58,867)	(5,462)	12,216	9,221	12,156
Income before provision for income taxes and minority interest	2,519	115,433	347,601	239,046	139,908
Provision for income taxes	5,677	28,743	87,595	63,825	36,236
Net (loss) income	(3,158)	86,690	260,006	175,221	103,672
Net income attributable to noncontrolling interest	437	1,807	2,174	—	—
Net (loss) income before cumulative effect of change in accounting principle	(3,595)	84,883	257,832	175,221	103,672
Cumulative effect of change in accounting principle, net of tax (1)	—	—	—	1,180	—
Net (loss) income attributable to the Company	(3,595)	84,883	257,832	176,401	103,672
Dividends on unvested common stock, net of tax	514	1,368	1,342	1,057	385
Net (loss) income available to common shareholders	$(4,109)	83,515	256,490	175,344	103,287
Basic (loss) earnings per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$(0.09)	2.56	8.05	5.50	3.30
Cumulative effect of change in accounting principle, net of tax (1)	—	—	—	0.03	—
Dividends on unvested common stock, net of tax	(0.02)	(0.04)	(0.04)	(0.03)	(0.01)
Basic (loss) earnings per common share	$(0.11)	2.52	8.01	5.50	3.29
Basic weighted average shares outstanding	38,543,087	33,098,228	32,021,380	31,872,112	31,383,828
Diluted (loss) earnings per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$(0.09)	2.48	7.68	5.24	3.13
Cumulative effect of change in accounting principle, net of tax (1)	—	—	—	0.03	—
Dividends on unvested common stock, net of tax	(0.02)	(0.04)	(0.04)	(0.03)	(0.01)
Diluted (loss) earnings per common share	$(0.11)	2.44	7.64	5.24	3.12
Diluted weighted average shares outstanding	38,543,087	34,205,120	33,577,927	33,447,939	33,109,261

(1)	The cumulative effect of change in accounting principle in 2006 is the result of our adoption of SFAS 123R “Share Based Payment,” now ASC Topic 718, “Compensation—Stock Compensation,” on January 1, 2006. As a result of the adoption, we credited $1.2 million to the income statement, as the cumulative effect of a change in accounting principle, which represented the expense recognized in prior years on shares we expected to be forfeited prior to their vesting date.

			YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2009	2008	2007	2006	2005
Other Data:
EBITDA (2)	$139,921	233,410	412,729	302,387	177,358
Ratio of earnings to fixed charges (3)	1.69X	2.74X	8.32X	7.20X	6.68X
Cash flows provided by (used in):
Operating activities	$250,554	33,365	409,418	377,703	120,636
Investing activities	(109,932)	(494,864)	(258,502)	(306,360)	(61,034)
Financing activities	$(117,252)	428,812	(122,948)	(49,389)	(61,087)
Assets under management (4)	$39,900,000	46,200,000	49,700,000	40,600,000	29,800,000
Total square feet under management	1,569,000	1,353,000	1,235,000	1,024,000	903,000
Balance Sheet Data:
Cash and cash equivalents	$69,263	45,893	78,580	50,612	28,658
Total assets	3,096,933	3,077,025	2,291,874	1,729,948	1,144,769
Total debt (5)	198,399	508,512	43,590	50,136	44,708
Total liabilities	1,714,319	2,005,220	1,273,069	979,568	608,766
Total shareholders’ equity	$1,378,929	1,067,682	1,010,533	750,380	536,003

(2)	EBITDA represents earnings before interest expense, net of interest income, income taxes, depreciation and amortization. Although EBITDA is a non-GAAP financial measure, it is used extensively by management and is useful to investors and lenders as one of the primary metrics for evaluating operating performance and liquidity. The firm believes that EBITDA is an indicator of ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA also is used in the calculations of certain covenants related to our revolving credit facility. However, EBITDA should not be considered as an alternative either to net income (loss) or net cash provided by operating activities, both of which are determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Because EBITDA is not calculated under U.S. GAAP, our EBITDA may not be comparable to similarly titled measures used by other companies.

Below is a reconciliation of our EBITDA to net (loss) income ($ in thousands):

YEAR ENDED DECEMBER 31

	2009	2008	2007	2006	2005
Net (loss) income	$(4,109)	83,515	256,490	175,344	103,287
Interest expense, net of interest income	55,018	30,568	13,064	14,254	3,999
Provision for income taxes	5,677	28,743	87,595	63,825	36,236
Depreciation and amortization	83,335	90,584	55,580	48,964	33,836
EBITDA	$139,921	233,410	412,729	302,387	177,358

Below is a reconciliation of our EBITDA to net cash provided by operating activities, the most comparable cash flow measure on the statements of cash flows ($ in thousands):

YEAR ENDED DECEMBER 31

	2009	2008	2007	2006	2005
Net cash provided by operating activities	$250,554	33,365	409,418	377,703	120,636
Interest expense, net of interest income	55,018	30,568	13,064	14,254	3,999
Provision for income taxes	5,677	28,743	87,595	63,825	36,236
Change in working capital and non-cash expenses	(171,328)	140,734	(97,348)	(153,395)	16,487
EBITDA	$139,921	233,410	412,729	302,387	177,358

(3)	For purposes of computing the ratio of earnings to fixed charges, “earnings” represents net earnings before income taxes, and certain adjustments for activity relative to equity earnings, plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortization of debt discount and financing costs, capitalized interest and one-third of rental expense, which we believe is representative of the interest component of rental expense. The ratio of earnings to fixed charges reported in previous years has been restated to conform with the current calculation of this ratio.

(4)	Assets under management represent the aggregate fair market value or cost basis (where an appraisal is not available) of assets managed by our Investment Management segment. Asset under management data for separate account and fund management amounts are reported based on a one quarter lag and all other data is reported as of the end of the periods reflected.

(5)	Total debt includes long-term borrowing under our revolving facility and term loan (together the “Facilities”), and short-term borrowing, primarily local overdraft facilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY

Jones Lang LaSalle provides comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 1.6 billion square feet worldwide. We deliver our array of real estate services product offerings across a balance of three of our geographic business segments: (i) the Americas, (ii) Europe, Middle East and Africa (“EMEA”), and (iii) Asia Pacific. Our fourth business segment, LaSalle Investment Management, a member of the Jones Lang LaSalle group, is one of the world’s largest and most diversified real estate investment management firms, with approximately $40 billion of assets under management across the globe.

In 2009, we generated revenue of $2.5 billion across our four business segments diversified among euros, British pounds, Australian dollars, Singapore dollars, Japanese yen, Hong Kong dollars, and a variety of other currencies in addition to U.S. dollars. We also took aggressive but targeted cost actions throughout the year to align the size of our business and our costs in the face of the continued worldwide economic downturn. In the midst of this challenging environment, we continued to perform for clients while protecting our businesses, market positions and top talent. With the pace of recovery differing across global markets, we plan to capture emerging opportunities by leveraging our leading market positions and maintaining our focus on managing costs.

Our range of real estate services includes:

•	Agency leasing

•	Space acquisition and disposition (tenant representation)

•	Property management

•	Facilities management/outsourcing

•	Project and development management

•	Valuations

•	Consulting

•	Capital markets

•	Real estate investment banking and merchant banking

•	Brokerage of properties

•	Corporate finance

•	Hotel advisory

•	Energy and sustainability services

•	Value recovery and receivership services

•	Investment management

We offer these services locally, regionally and globally to real estate investors and occupiers for a variety of property types, including offices, hotels, industrial, retail, multi-family residential, hospitals, critical environments and data centers, sports facilities, cultural institutions and transportation centers. Individual regions and markets focus on different property types depending on local requirements and market conditions.

We work for a broad range of clients that represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (public sector) entities. Increasingly, we are offering services to smaller middle-market companies that are looking to outsource real estate services. We provide real estate investment management services on a global basis for both public and private assets through our LaSalle Investment Management subsidiary. Our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand are among the attributes that enhance our services.

See Item 1. Business for additional information on the services we provide.

The following industry trends have impacted and are expected to impact the direction and execution of our strategies and our results of operations in the future:

ECONOMIC CONDITIONS AND CREDIT RESTRICTIONS. The general decline of the global economy and severe restrictions on credit have significantly impacted global real estate markets. Beginning in the second half of 2007, the well-publicized contraction in the overall availability of credit in the global financial markets significantly reduced the volume and pace of commercial real estate transactions and negatively impacted real estate pricing in many countries. At the end of 2009, global real estate markets appear to be stabilizing and we are beginning to see signs of recovery in some markets, although market conditions vary widely with some markets showing signs of growth and others showing signs of continued decline. In general, investment sales are showing signs of a recovery, while leasing markets driven by supply and demand fundamentals are still lagging. It is inherently difficult to make accurate predictions about real estate markets as they are impacted by multiple factors such as macro movements of the financial markets, including the stock, bond and derivatives markets.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These accounting estimates are based on management’s judgment and we consider them to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.

Revenue Recognition

The SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 104, provides guidance on the application of U.S. generally accepted accounting principles (“U.S. GAAP”) to selected revenue recognition issues. Additionally, the FASB’s Accounting Standards Codification (“ASC”) Subtopic 605-25, “Multiple-Element Arrangements,” provides guidance on the application of U.S. GAAP to revenue transactions with multiple deliverables.

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

We recognize advisory and management fees related to property management services, valuation services, corporate property services, consulting services and investment management as income in the period in which we perform the related services.

We recognize incentive fees based on the performance of underlying funds’ investments, contractual benchmarks and other contractual formulas.

We recognize project and development management fees and construction management fees by applying the “percentage of completion” method of accounting. We use the efforts expended method to determine the extent of progress toward completion for project and development management fees and costs incurred to total estimated costs for construction management fees.

Certain contractual arrangements for services provide for the delivery of multiple services. We evaluate revenue recognition for each service to be rendered under these arrangements using criteria set forth in the ASC Subtopic 605-25, “Multiple-Element Arrangements.” For services that meet the separability criteria, revenue is recognized separately. For services that do not meet these criteria, revenue is recognized on a combined basis.

Gross vs. net basis: We follow the guidance of ASC Subtopic 605-45, “Principal and Agent Considerations,” when accounting for reimbursements received from clients. Accordingly, we have recorded these reimbursements as revenue in the income statement, as opposed to being shown as a reduction of expenses.

In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Accordingly, we report a contract that provides a fixed fee billing, fully inclusive of all personnel or other recoverable expenses incurred but not separately scheduled, on a gross basis. When accounting on a gross basis, our reported revenue includes the full billing to our client and our reported expenses include all costs associated with the client.

We account for a contract on a net basis when the fee structure is comprised of at least two distinct elements, namely a fixed management fee and a separate component that allows for scheduled reimbursable personnel or other expenses to be billed directly to the client. When accounting on a net basis, we include the fixed management fee in reported revenue and net the reimbursement against expenses.

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

Most of our service contracts use the latter structure and are accounted for on a net basis. We have always presented reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $1.1 billion in each of 2009 and 2008 and $931 million in 2007. This treatment has no impact on operating income, net income or cash flows.

Allowance for Uncollectible Accounts Receivable

We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments and with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific uncertain accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables and our historic experience. These allowances are then reviewed on a quarterly basis by regional and global management to ensure they are appropriate. As part of this review, we develop a range of potential allowances on a consistent formulaic basis. We would normally expect the allowance to fall within this range. Our allowance for uncollectible accounts receivable as determined under this methodology was $37.0 million and $23.8 million at December 31, 2009 and 2008, respectively.

Over the past several years, we have focused on working capital management and, in particular, collecting our receivables in a more timely manner. However, the economic downturn and current market conditions have resulted in an increase in our bad debt expense in comparison to prior years. Bad debt expense was $28.2 million, $20.7 million, and $4.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The increase in bad debt reflects write-offs of specific accounts receivable determined to be uncollectible, as well as deterioration in the aging and expectations of collections of accounts receivable more generally. Also, companies have tightened their cash management practices in the face of the global economic downturn, causing our accounts receivable aging to deteriorate. Bad debt expense in each of our business segments has been impacted by these conditions and events. As our clients continue to be impacted by the global economic crisis, we may face a further inability to collect receivables fully or in a timely manner, though we also expect improvement in our ability to collect receivables fully and timely as global economic conditions improve.

We believe that we have an adequate reserve for our accounts receivables at December 31, 2009 for the current economic conditions and the credit quality of our clients, but significant changes in these estimates could significantly impact our bad debt expense.

Investments in Real Estate Ventures

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 48.78% of the respective ventures that we account for under the equity method of accounting due to the nature of our non-controlling ownership in the ventures.

For real estate limited partnerships in which the Company is a general partner, we apply the guidance set forth in ASC Subtopic 810-20, “Consolidations—Control of Partnerships and Similar Entities,” in evaluating the control the Company has over the limited partnership. These entities are generally well-capitalized and grant the limited partners important rights, such as the right to replace the general partner without cause, to dissolve or liquidate the partnership, to approve the sale or refinancing of the principal partnership assets, or to approve the acquisition of principal partnership assets. We generally account for such general partner interests under the equity method.

For real estate limited partnerships in which the Company is a limited partner, the Company is a co-investment partner and has concluded that it does not have a controlling interest in these limited partnerships. When we have an asset advisory contract with the real estate limited partnership, the combination of our limited partner interest and the advisory agreement provides us with significant influence over the real estate limited partnership venture and accordingly, we account for such investments under the equity method. For investments in real estate ventures accounted for under the equity method, we maintain an investment account which is (1) increased by contributions made and by our share of net income of the real estate ventures, and (2) decreased by distributions received and by our share of net losses of the real estate ventures. Our share of each real estate venture’s net income or loss, including gains and losses from capital transactions, is reflected in our consolidated statement of operations as “Equity in earnings (losses) from real estate ventures.”

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

Property and Equipment—We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in 2009, 2008 or 2007.

Goodwill—We do not amortize goodwill, but instead evaluate goodwill for impairment at least annually. To accomplish this annual evaluation, in the third quarter of each year we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to our reporting units as of the date of evaluation. We define reporting units as Americas IOS, EMEA IOS, Asia Pacific IOS and Investment Management. We then determine the fair value of each reporting unit based on a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2009, 2008 and 2007 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in any of those years.

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. We updated the annual evaluation in the fourth quarter of 2009, noting that our market capitalization exceeded our book value by a significant margin as of December 31, 2009 and that our forecasts of EBITDA and cash flows to be generated by each of our reporting units appeared sufficient to support the book values of net assets of each of these reporting units. As a result, we did not change our conclusion that goodwill is not impaired. However, it is possible our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions deteriorate or remain difficult for an extended period of time. We will continue to monitor the relationship between the Company’s market capitalization and book value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the book values of the net assets of their respective businesses.

Investments in Real Estate Ventures—We review investments in real estate ventures on a quarterly basis for indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments in real estate ventures and whether our investment in these co-investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments, in determining whether or not our investment is other than temporarily impaired.

Equity losses included impairment charges of $51 million in 2009 and $6 million in 2008, representing our equity share of the impairment charges against individual assets held by our real estate ventures. No impairment charges were recognized in 2007. Declines in real estate markets in 2008 and 2009 adversely impacted our rental income assumptions and forecasted exit capitalization rates, resulting in our determination that certain real estate investments had become impaired. It is reasonably possible that if real estate values continue to decline, we may sustain additional impairment charges on our investments in real estate ventures in future periods.

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize into income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date.

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

The effective tax rates for 2008 and 2007 were 24.9% and 25.2%, respectively, which reflected our continued disciplined management of our global tax position. Our effective tax rate in 2009 was unusual due in part to Income before income taxes and noncontrolling interest approaching zero, resulting in a particularly low denominator for the effective tax rate calculation, and is not representative of the effective tax rate we expect to achieve on a long-term basis.

Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the United States. As a result, we have not provided deferred taxes on such earnings or the difference between tax rates in the United States and the various international jurisdictions where we earn such amounts. Further, there are various limitations on our ability to utilize foreign tax credits on such earnings when we repatriate them. As such, we may incur taxes in the United States upon repatriation without credits for foreign taxes paid on such earnings.

We have established valuation allowances against deferred tax assets where expected future taxable income does not support their probable realization. We formally assess the likelihood of being able to utilize current tax losses in the future on a country-by-country basis, with the determination of each quarter’s income tax provision; and we establish or increase valuation allowances upon specific indications that the carrying value of a tax asset may not be recoverable, or alternatively we reduce valuation allowances upon specific indications that the carrying value of the tax asset is more likely than not recoverable or upon the implementation of tax planning strategies allowing an asset we previously determined not realizable to be viewed as realizable. The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance for the past three years ($ in millions):

DECEMBER 31,

	2009	2008	2007
Gross deferred tax assets	$316.6	233.0	147.6
Valuation allowance	40.0	22.0	2.5

The increase in gross deferred tax assets over the last three years was the result of increases in the amount of expense accruals not yet deductible, incurred tax loss carryovers, and impairment reserves on our real estate co-investments. Similarly, the increase in valuation allowance was the result of increases in incurred tax loss carryovers of certain international subsidiaries and in impairment reserves on our real estate co-investments.

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

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any adjustment to our retained earnings or any change to our liability for unrecognized tax benefits. At December 31, 2009 the amount of unrecognized tax benefits was $89.0 million.

Included in the balance of unrecognized tax benefits at December 31, 2009 are $49.2 million of tax benefits which, if recognized, would only impact the effective tax rate to the extent the recognized amounts change in a subsequent period as a result of new information or ultimate settlement.

The Company believes it is reasonably possible that $58.7 million of gross unrecognized tax benefits will be settled within twelve months after December 31, 2009. This may occur due to the conclusion of an examination by tax authorities. The Company further expects that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of audits, and the passing of statutes of limitations. We do not expect this change to have a significant impact on the results of operations or the financial position of the Company. The Company does not believe that it has material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Incentive Compensation

An important part of our overall compensation package is incentive compensation, which we typically pay to our employees in the first or second quarter of the year after it is earned. Certain employees are eligible to receive a portion of their annual incentive compensation in the form of restricted stock units of our common stock under programs in which the restricted units vest over periods of up to 64 months from the date of grant. Under each program, we amortize related compensation cost to expense over the service period.

The most significant of these programs under which we grant restricted stock units has been our stock ownership program. We increase incentive compensation deferred under the stock ownership program by 20% when determining the value of restricted stock units we grant. These restricted units vest in two parts: 50% at 18 months and 50% at 30 months, in each case from the date of grant (namely, vesting periods start in January of the year following that for which the bonus was earned). The service period over which the related compensation cost is amortized to expense consists of the 12 months of the year to which payment of the restricted stock relates, plus the periods over which the stock vests. Given that we do not finalize individual incentive compensation awards until after year-end, we must estimate the portions of the overall incentive compensation pools that will qualify for these programs. Estimations factor in the performance of the Company and individual business units, together with the target bonuses for qualified individuals.

We determine and announce incentive compensation in the first quarter of the year following that to which the incentive compensation relates, at which point we true-up the estimated stock ownership program deferral and related amortization. The table below sets forth certain information regarding the stock ownership program ($ in millions, except employee data):

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
Number of employees eligible for the restricted stock programs	1,800	1,600	1,500

Deferral of compensation under the current year stock ownership program	$(13.4)	(25.3)	(39.9)
20% enhancement of deferred compensation	(2.7)	(5.1)	(8.0)
Change in estimated deferred compensation in the first quarter of the following year	N/A	1.2	1.0
Total deferred compensation	$(16.1)	(29.2)	(46.9)

Compensation expense recognized with regard to the current year stock ownership program	$5.4	9.8	15.4
Compensation expense recognized with regard to prior year stock ownership programs	21.8	20.5	25.0
Total stock ownership program compensation expense	$27.2	30.3	40.4

Beginning in 2010, we have made changes to our stock ownership program that will reduce the number of employees eligible to participate. We made this change in order to reduce the overall number of restricted stock units we grant for incentive compensation and to increase the number of restricted stock units available to grant for retention and hiring purposes.

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balance for the 2009 program is $6.9 million at December 31, 2009.

The table below sets out certain information related to the cost of the health insurance program for the years ended December 31, 2009, 2008 and 2007 ($ in millions):

	2009	2008	2007
Expense to Company	$24.4	18.7	14.8
Employee contributions	6.1	4.7	3.8
Adjustment to prior year reserve	(0.2)	(2.1)	(1.5)
Total program cost	$30.3	21.3	17.1

•

Workers’ Compensation Insurance—Given the historical experience that our workforce has had fewer injuries than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income for the years ended December 31, 2009, 2008 and 2007 were $6.1 million, $4.3 million, and $5.2 million, respectively.

The table below sets out the range and our actual reserve for the past three years ($ in millions):

	MAXIMUM RESERVE	MINIMUM RESERVE	ACTUAL RESERVE
December 31, 2009	$14.2	13.1	14.2
December 31, 2008	12.1	11.3	12.1
December 31, 2007	9.8	9.2	9.8

Given the uncertain nature of claim reporting and settlement patterns associated with workers’ compensation insurance, we have accrued at the higher end of the range.

•

Captive Insurance Company—In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practice liability insurance coverage on a “claims made” basis. The level of risk retained by our captive is up to $2.5 million per claim (dependent upon location) and up to $12.5 million in the aggregate. The reserves for professional indemnity claims facilitated through our captive insurance company, which relate to multiple years, were $5.7 million and $6.2 million, net of receivables from third party insurers, as of December 31, 2009 and 2008, respectively.

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

The table below provides details of the year-end reserves, which can relate to multiple years, that we have established as of ($ in millions):

RESERVE AT YEAR-END
December 31, 2009	$5.7
December 31, 2008	6.2
December 31, 2007	7.1

NEW ACCOUNTING STANDARDS

Codification of FASB Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 168, “The FASB Accounting Standards CodificationTM (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” Under the provisions of SFAS 168, the ASC is established as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. In the FASB’s view, the issuance of SFAS 168 and the ASC does not change GAAP for SEC registrants. The ASC became the exclusive authoritative reference for use in the Company’s consolidated financial statements beginning with the periods ended September 30, 2009.

Business Combinations

In December 2007, the FASB issued SFAS 141(revised), “Business Combinations” (“SFAS 141(R)”). The provisions of SFAS 141(R), now embedded within ASC Topic 805, “Business Combinations,” change how we record in our consolidated financial statements identifiable assets acquired and the liabilities assumed in business combinations. This accounting standard requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires expensing of most transaction and restructuring costs. ASC Topic 805 principally applies prospectively to business combinations for which the acquisition date is after December 31, 2008, and the impact of its application on our consolidated financial statements will depend on the contract terms of any business combinations we may complete in the future.

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

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R).” SFAS 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of, or the right to receive benefits from, the variable interest entity that could potentially be significant to the entity. SFAS 167 also amends guidance in FIN 46(R) (i) for determining when an entity is a variable interest entity, including an additional reconsideration event for such determinations, (ii) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, (iii) to eliminate the quantitative approach previously required for determining the primary beneficiary, and (iv) to enhance disclosures regarding an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective for the Company as of January 1, 2010. We do not believe that the adoption of SFAS 167 will have a material impact on our consolidated financial statements.

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

LaSalle Investment Management Revenue

Our investment management business is in part compensated through the receipt of incentive fees where performance of underlying funds’ investments exceeds agreed-to benchmark levels. Depending upon performance and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period.

“Equity in earnings (losses) from real estate ventures” may also vary substantially from period to period for a variety of reasons, including as a result of: (i) impairment charges, (ii) realized gains on asset dispositions or (iii) incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.

The comparability of these items can be seen in Note 3 of the Notes to Consolidated Financial Statements and is discussed further in Segment Operating Results included herein.

Transactional-Based Revenue

Transactional-based services for real estate investment banking, capital markets activities and other transactional-based services within our Investor and Occupier Services businesses increase the variability of the revenue we receive that relate to the size and timing of our clients’ transactions. In 2008 and 2009, Capital Market transactions decreased significantly due to deteriorating economic conditions and the global credit crisis. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter.

Foreign Currency

We conduct business using a variety of currencies but we report our results in U.S. dollars, as a result of which the volatility of currencies against the U.S. dollar may positively or negatively impact our results. This volatility can make it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations, as such results demonstrate a growth or decline rate that might not have been consistent with the real underlying growth or decline rate in the local operations. As a result, we provide information about the impact of foreign currencies in the period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition in the Results of Operations section below.

MARKET RISKS

Market Risk

The principal market risks (namely, the risk of loss arising from adverse changes in market rates and prices) we face are:

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

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our credit facilities, including our revolving multi-currency credit facility and our term loan facility (together the “Facilities”), which are available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facilities were $493.3 million during 2009 and the effective interest rate was 3.7%. As of December 31, 2009, we had $175.0 million outstanding under the Facilities. The Facilities bear a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We entered into no such agreements in the prior three years and we had no such agreements outstanding at December 31, 2009.

Foreign Exchange

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue outside of the United States totaled 55% and 58% of our total revenue for 2009 and 2008, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, most significantly by the euro (15% of revenue for 2009) and the British pound (10% of revenue for 2009).

We mitigate our foreign currency exchange risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs; that is, the impact of translating expenses incurred in foreign currencies back into U.S. dollars tends to offset the impact of translating revenues earned in foreign currencies back into U.S. dollars. In addition, British pound and Singapore dollar expenses incurred as a result of our regional headquarters being located in London and Singapore, respectively, act as a partial operational hedge against our translation exposures to British pounds and Singapore dollars.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At December 31, 2009, we had forward exchange contracts in effect with a gross notional value of $1.3 billion ($333.0 million on a net basis) and a net fair value loss of $6.8 million. This net carrying loss is offset by a carrying gain in associated intercompany loans such that the net impact to earnings is not significant.

Although we operate globally, we report our results in U.S. dollars, and thus the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. The following table sets forth the revenue derived from our most significant currencies on a revenue basis ($ in millions):

	2009	2008
United States dollar	$1,128.6	1,131.8
Euro	373.5	480.7
British pound	260.0	344.0
Australian dollar	163.5	160.2
Singapore dollar	118.7	130.4
Japanese yen	102.9	92.7
Hong Kong dollar	75.6	83.1
Other currencies	257.9	274.7
Total revenue	$2,480.7	2,697.6

We estimate that had euro-to-U.S. dollar exchange rates been 10% higher throughout the course of 2009, our reported operating income would have increased by $0.6 million, and had British pound-to-U.S. dollar exchange rates been 10% higher throughout the course of 2009, our reported operating income would have decreased by $1.2 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact a 10% increase in the U.S. dollar against other currencies would have on our foreign operations.

Seasonality

Our quarterly revenue and profits tend to grow progressively by quarter throughout the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant through the year. Historically, we have reported an operating loss or a relatively small profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains (both of which can be particularly unpredictable). Such performance fees and co-investment equity gains are generally earned when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

RESULTS OF OPERATIONS

We operate in a variety of currencies but report our results in U.S. dollars, which means that the volatility of those currencies against the U.S. dollar may positively or negatively impact our reported results. This volatility means that the reported U.S. dollar revenue and expenses demonstrate apparent growth rates between years that may not be consistent with the real underlying growth rates in the local operations. In order to provide more meaningful year-to-year comparisons of the reported results, we have included detail of the movements in certain reported lines of the Consolidated Statement of Earnings ($ in millions) in both U.S. dollars and in local currencies in the tables throughout this section.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

We report “Equity in (losses) earnings from real estate ventures” in the consolidated statement of earnings after “Operating income.” However, for segment reporting we reflect “Equity in (losses) earnings from real estate ventures” within “Total revenue.” See Note 3 of the Notes to Consolidated Financial Statements for “Equity earnings (losses)” reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 3) measures segment results with “Equity (losses) earnings” included in segment revenue.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	2009	2008	CHANGE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$2,480.7	$2,697.6	$(216.9)	(8%)	(5%)
Compensation & benefits	1,623.8	1,771.7	(147.9)	(8%)	(5%)
Operating, administrative & other	609.8	653.5	(43.7)	(7%)	(3%)
Depreciation & amortization	83.3	90.6	(7.3)	(8%)	64%
Restructuring	47.4	30.4	17.0	56%	63%
Operating expenses	2,364.3	2,546.2	(181.9)	(7%)	(4%)
Operating income	$116.4	$151.4	$(35.0)	(23%)	(29%)

REVENUE

In 2009, revenue decreased 8% in U.S. dollars and 5% in local currency due to significant decreases in revenue in each of (i) Capital Markets, (ii) Investment Management transaction and incentive fees and (iii) Project and Development Services. These decreases were partially off-set by growth in (i) Property and Facility Management revenue that resulted from additional corporate outsourcing, as well as (ii) Leasing revenue driven by the Staubach acquisition which contributed to six months of results in 2008 and 12 months in 2009. The weak global economy drove the significant decreases in transaction volumes and available project work.

OPERATING EXPENSES

Operating expenses were $2.4 billion in 2009, a 7% decrease in U.S. dollars and a 4% decrease in local currencies from the prior year. In 2009, the Company took cost cutting measures across all of our businesses and regions, making staff reductions and decreasing discretionary spending. Operating expenses for 2009 include $47 million of restructuring charges, primarily for severance costs related to these staff reductions and integration costs related to the 2008 acquisitions of Staubach and Kemper’s.

INTEREST EXPENSE

Net interest expense was $55 million in 2009 and $31 million in 2008, an increase of $24 million. This increase was primarily due to (i) an increase in non-cash interest accrued on deferred business obligations, which includes the financing of the Staubach acquisition, (ii) an increase in average borrowing under our credit facilities and (iii) costs incurred related to amendments to our credit facilities.

EQUITY IN LOSSES FROM REAL ESTATE VENTURES

In 2009, we recognized $59 million of equity losses from our real estate ventures, compared to a $5 million loss recognized in 2008. The 2009 losses were primarily due to $51 million of non-cash impairment charges. We recognized impairment charges throughout 2009 as we determined that certain of our real estate investments had become impaired due to further declines in real estate markets, adversely impacting rental income assumptions and forecasted exit capitalization rates.

PROVISION FOR INCOME TAXES

The provision for income taxes was $5.7 million in 2009 as compared to $28.7 million in 2008. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

NET (LOSS) INCOME

The net loss available to common shareholders for 2009 was $4.1 million or $0.11 per diluted average share compared to net income of $83.5 million or $2.44 per diluted average share for 2008.

SEGMENT OPERATING RESULTS

We manage and report our operations as four business segments:

The three geographic regions of Investor and Occupier Services (“IOS”):

(i)	Americas,

(ii)	Europe, Middle East and Africa (“EMEA”),

(iii)	Asia Pacific; and

(iv)	Investment Management, which offers investment management services on a global basis.

Each geographic region within IOS offers the full range of our Investor, Capital Markets and Occupier Services. The IOS business consists primarily of agency leasing and tenant representation, capital markets, property management, facilities management, project and development management, energy management and sustainability, construction management, and advisory, consulting and valuation services.

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

AMERICAS—INVESTOR AND OCCUPIER SERVICES

	2009	2008	CHANGE	% CHANGE
Revenue	$1,031.6	$933.3	$98.3	11%
Operating expense	945.4	866.2	79.2	9%
Operating income	$86.2	$67.1	$19.1	28%

Revenue for the fourth quarter of 2009 in the Americas region was $345 million, an increase of 9% over the fourth quarter of 2008. Full-year 2009 revenue was $1.0 billion, an increase of 11% from the prior year, primarily as a result of the Staubach acquisition contributing to 12 months of results in 2009 but six months in 2008.

Fourth-quarter Leasing revenue increased 20%, to $176 million. Leasing revenue increased 34% in the year, to $500 million, up from $373 million in 2008 due to the Staubach acquisition and gains in overall market share. Property and Facility Management revenue increased 25% for the fourth quarter of 2009, to $80 million, and 15% for the year, to $227 million. Though Project & Development Services revenue was down 24% in the fourth quarter to $44 million, the early actions we took to right-size the business resulted in maintaining its profit performance. Full-year Project & Development Services revenue was $159 million, down 21% from 2008.

Operating expenses were $302 million in the fourth quarter and $945 million for the year, increases of 9% in each period compared with 2008. The fourth-quarter increases were primarily the result of increased business activity over the prior-year period while the full-year increases were primarily the result of additional cost structure from the Staubach acquisition.

EMEA—INVESTOR AND OCCUPIER SERVICES

	2009	2008	CHANGE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$643.8	$870.8	$(227.0)	(26%)	(20%)
Operating expense	653.5	847.9	(194.4)	(23%)	(15%)
Operating (loss) income	$(9.7)	$22.9	$(32.6)	n.m	n.m

(n.m. not meaningful)

EMEA’s fourth-quarter revenue was $226 million, compared with $243 million for the fourth quarter of 2008, a reduction of 7%, 14% in local currency. Full-year revenue was $644 million compared with $871 million in 2008, a decrease of 26%, 20% in local currency. Continued reductions in the overall transaction volumes across the region drove these decreases.

Capital Markets revenue was $39 million in the fourth quarter and $107 million for the full year of 2009, down 38% and 41% in local currency, respectively, from the prior year. Leasing revenue was $70 million for the fourth quarter and $173 million for full-year 2009, down 12% and 25% in local currency, respectively. EMEA results varied across the region, reflecting significant market declines in Russia, Germany and the Middle East but stable-to-improving markets in France and the United Kingdom. Property & Facility Management revenue was $44 million in the fourth quarter, an increase of 8% in local currency, and $136 million for the full year, up 7% in local currency, as the firm continued to drive annuity-like revenue growth.

Operating expenses were $210 million in the fourth quarter, a decrease of 5%, 12% in local currency. Operating expenses were $654 million for the year, a decrease of 23%, 15% in local currency. Cost reductions were the result of the aggressive, targeted cost management actions we took across the region.

ASIA PACIFIC—INVESTOR AND OCCUPIER SERVICES

	2009	2008	CHANGE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$538.9	$536.2	$2.7	1%	2%
Operating expense	507.1	531.7	(24.6)	(5%)	(3%)
Operating income	$31.8	$4.5	$27.3	n.m.	n.m.

(n.m. not meaningful)

Revenue for the Asia Pacific region was $178 million in the fourth quarter of 2009 compared with $144 million in 2008. Full-year revenue was $539 million, compared with $536 million for the same period in 2008. In local currency, revenue was up 10% for the quarter and 2% for the year compared with 2008.

Fourth-quarter Property & Facility Management revenue in the region increased to $74 million, or 31%, 16% in local currency. Property & Facility Management revenue was $266 million for the year, a 28% increase from 2008, 30% in local currency. Capital Markets revenue was $28 million for the fourth quarter, up 6% in local currency compared with the same period in 2008, and $58 million for the year, down 4% in local currency. Leasing revenue was $42 million in the fourth quarter, up 1% in local currency, and $109 million for the year, down 18% in local currency.

The firm leveraged its large China presence to capitalize on the government’s economic stimulus package, which drove 20% year-over-year revenue growth across its business in the country. The firm’s Australia business reported the highest U.S. dollar revenue improvement in the region resulting from its strong Property & Facility Management business, favorable foreign currency exchange rates and generally better economic conditions relative to the rest of the region.

Fourth-quarter operating expenses were $153 million, compared with $137 million in 2008, a decrease of 1% in local currency. Operating expenses for the region were $507 million for the year, a decrease of 5%, 3% in local currency.

INVESTMENT MANAGEMENT

	2009	2008	CHANGE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$260.2	$356.0	$(95.8)	(27%)	(23%)
Equity in (losses) from real estate ventures	(52.6)	(4.2)	(48.4)	n.m.	n.m.
Total revenue	207.6	351.8	(144.2)	(41%)	(37%)
Operating expense	211.0	269.9	(58.9)	(22%)	5%
Operating (loss) income	$(3.4)	$81.9	$(85.3)	n.m.	n.m.

(n.m. not meaningful)

LaSalle Investment Management’s fourth-quarter revenue, including equity losses, was $64 million compared with $90 million in the fourth quarter of 2008. There were $1 million of equity losses in the fourth quarter of 2009 compared with $3 million in the fourth quarter of 2008, primarily from non-cash charges related to co-investments. Full-year revenue, including equity losses, was $208 million, compared with $352 million in the prior year. Equity losses were $53 million in 2009, $4 million in 2008. Advisory fees were $242 million for the year, down $36 million from 2008 or 13%, 9% in local currency. Advisory fees were approximately $60 million in each quarter of 2009.

The business recognized $1 million of Incentive fees in the fourth quarter of 2009, $13 million for the full year. Asset purchases, a key driver of Transaction fees, continued to be limited by the group’s cautious view of the market.

Despite the difficult global real estate environment, LaSalle Investment Management raised over $4.0 billion of net equity in 2009 for separate accounts, funds and public securities. Assets under management were approximately $40 billion at December 31, 2009.

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

(n.m. not meaningful)

REVENUE

Revenue for both the years ended 2008 and 2007 was $2.7 billion, despite substantial decreases in Capital Markets and Hotels transaction levels in 2008 due to the global economic slowdown and credit contractions. Transaction Services revenue decreased by 8% from 2007, to $1.4 billion; however, excluding Capital Markets and Hotels, Transaction Services revenue for the 2008 increased 14% over 2007, to $1.1 billion. Management Services revenue increased 22% to $882 million in 2008, with all operating regions contributing to the revenue growth. LaSalle Investment Management’s Advisory fees increased 13% over the prior year to $278 million, and Incentive fees were $59 million in 2008, compared with $88 million in 2007. Included in the 2008 results are 15 acquisitions that closed during the year, the most significant being Staubach and Kemper’s. The 15 acquisitions completed in 2008 contributed $193 million in revenue in 2008. See Segment Operating Results below for additional discussion of revenue.

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

The Corporate Solutions business in the Americas, which provides comprehensive outsourcing services including transactions, project development and integrated facility management, grew revenue 29% for 2008 and 26% in the fourth quarter compared with the same periods in 2007. The trend toward corporate outsourcing of real estate services continues as clients assess their operating costs and look for potential savings.

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

EMEA’s 2008 revenue was $871 million, a decrease of 6% from 2007, 5% in local currency. Fourth-quarter revenue was $243 million, a decrease of 26% from 2007, 13% in local currency. The largest contributors to the decreases were Capital Markets and Hotels, which were down $152 million for 2008, or 44%, and down $56 million in the fourth quarter, or 49%. Weakening foreign currencies against the U.S. dollar reduced revenue for the full year of 2008 and most significantly in the fourth quarter. Excluding the impact of currency fluctuations and Capital Markets and Hotels, full-year and fourth-quarter revenue increased 18% and 1%, respectively. The revenue contribution from six acquisitions closed in 2008 was $37 million for 2008 and $15 million for the fourth quarter of 2008.

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

CONSOLIDATED CASH FLOWS

Cash Flows From Operating Activities

During 2009, cash flows provided by operating activities totaled $250 million, an increase of $217 million from the $33 million of cash flows provided by operating activities in 2008. The year-over-year $217 million increase in cash generated from operating activities was driven by a net $255 million decrease in cash used for working capital, with the most significant portion of this change due to a decrease in incentive compensation payments made in 2009 for 2008 performance compared with 2008 incentive compensation payments made for 2007 performance. The decrease in cash used for working capital was partially offset by less cash provided by earnings. The net loss for 2009 was $3 million compared to net income of $87 million in 2008, though a significant portion of this $90 million decrease was the result of an increase of $53 million in equity losses.

During 2008, cash flows provided by operating activities totaled $33 million, down from $409 million in 2007, primarily due to a decrease in net income and an increase in cash used to fund working capital changes. The most significant change in working capital was a result of changes in accounts payable, accrued liabilities, and accrued compensation. In 2008, $211 million was used relative to changes in accounts payable, accrued liabilities, and accrued compensation, a decrease in cash of $525 million compared to the $314 million generated in 2007. This change was primarily due to increased incentive compensation payments made in the first quarter of 2008 compared to 2007, as well as a decrease in accrued compensation in 2008 compared with 2007, which resulted from a year-over-year decrease in operating income.

Cash Flows From Investing Activities

We used $110 million of cash for investing activities in 2009, a $385 million decrease from the $495 million used in 2008. The $385 million decrease was comprised of a $322 million decrease in cash used for business acquisitions, a $59 million decrease in capital expenditures, and a $3 million net decrease in cash used for investments in real estate ventures. In 2009 we used $27 million for business acquisitions primarily for deferred payments and earn-out payments related to acquisitions completed in prior years. In 2008 we used $349 million for 15 acquisitions completed in 2008 and for deferred payments and earn-out payments related to acquisitions completed in prior years.

We used $495 million of cash in investing activities in 2008, compared to $259 million in 2007. This $236 million increase in cash used was primarily due to $215 million more being spent on acquisitions and $32 million less in distributions from our co-investments. In 2008 we spent $349 million related to business acquisitions, including $299 million cash paid for the 15 acquisitions closed in 2008 and $50 million used for deferred business acquisition obligation payments made in 2008.

Cash Flows From Financing Activities

We used $117 million for financing activities in 2009, a $546 million decrease from the $429 million provided by financing activities in 2008. In 2009, we made net repayments of $311 million of borrowings under our credit facilities, a $776 million decrease from the $465 million of net borrowing under our credit facilities in 2008. In June 2009, we sold 6,500,000 shares of our common stock, at a sale price of $35.00 per share in an underwritten secondary public stock offering, resulting in net proceeds of $217 million. Also included in financing activities for 2009 were dividend payments of $8 million, or $0.20 per share, compared to dividend payments of $26 million, or $0.75 per share, in 2008.

Financing activities provided $429 million of net cash in 2008 compared with $123 million used for financing activities in 2007. The increase in cash from financing activities was primarily due to an increase in net borrowings, which were $465 million in 2008 compared to net repayments of $4 million in 2007. Also contributing to this increase in cash provided by financing activities was a reduction in cash used for share repurchases under our Board-approved share repurchase program, as we repurchased no shares in 2008 while we repurchased $96 million in 2007. Also included in financing activities for 2008 were dividend payments of $26 million, or $0.75 per share, compared to dividend payments of $29 million, or $0.85 per share, in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities

At December 31, 2009, we had the capacity to borrow $850 million under our revolving facility and term loan (together the “Facilities”). We had $175.0 million outstanding on the Facilities as of December 31, 2009, comprised entirely of $175.0 million on our term loan with no outstanding borrowing under our revolving credit facility. The average borrowing rate on the Facilities was 3.7% in 2009 as compared with an average borrowing rate of 4.1% in 2008. We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $23.4 million outstanding at December 31, 2009, with $23.0 million attributable to local overdraft facilities.

In July 2008, we exercised the accordion feature on our unsecured revolving credit facility to increase the facility from $575 million to $675 million. In addition, we entered into a $200 million term loan agreement (which was fully drawn and requires eight quarterly principal payments of $5 million commencing December 31, 2008, six quarterly principal payments of $7.5 million commencing December 31, 2010 and the balance payable June 6, 2012), with terms and pricing similar to our existing revolving credit facility. As a result of these changes, the total unsecured borrowing capacity of both the revolving facility and term loan was increased to $875 million.

In December 2008, the Facilities were amended to increase the maximum allowable leverage ratio to 3.50 to 1, from 3.25 to 1, provide additions to Adjusted EBITDA for certain non-recurring charges and modify certain other definitions and pricing while keeping unchanged the unsecured borrowing capacity and the June 6, 2012 maturity date.

In June 2009, we further amended the Facilities to (i) increase the maximum allowable leverage ratio to 3.75 to 1 through March 2011, at which point the maximum allowable leverage ratio will decrease to 3.50 to 1 through September 2011 and 3.25 to 1 thereafter, (ii) increase the permitted additions to Adjusted EBITDA for certain non-recurring charges and (iii) modify certain other definitions and pricing while keeping unchanged the unsecured borrowing capacity and the June 6, 2012 maturity date.

Under the Facilities, we must maintain a minimum cash interest coverage ratio of 2.0 to 1. Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations, and included in Adjusted EBITDA (as defined in the Facilities) are, among other things, (i) an add-back for stock compensation expense, (ii) the addition of the EBITDA of acquired companies, including Staubach, earned prior to acquisition, as well as (iii) add-backs for certain impairment and non-recurring charges. Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we must maintain certain consolidated net worth requirements (as defined in the Facilities) and we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment, acquisitions, capital expenditures and dividend increases. We are in compliance with all covenants as of December 31, 2009. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facilities.

As of December 31, 2009, pricing on the Facilities was 4.25%. We will continue to use the Facilities for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the revolving facility will fluctuate based on our level of borrowing needs.

The Facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, we did not use interest rate swaps during 2008 or 2009, and none were outstanding as of December 31, 2009.

We believe that the Facilities, together with our local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our foreseeable needs to fund working capital, co-investment activities, dividend payments, capital expenditures and acquisitions.

Issuance of Common Stock

In June 2009, we sold 6,500,000 shares of our common stock, at a sale price of $35.00 per share in an underwritten secondary public stock offering. We made the offering under the shelf registration statement we filed with the SEC. We used the net proceeds, after the underwriting discount, commissions and other expenses, of $217 million to repay outstanding indebtedness on our unsecured revolving credit facility.

Co-Investment Activity

As of December 31, 2009, we had total investments and loans of $167.3 million in approximately 50 separate property or fund co-investments.

In the past, we had repayment guarantees outstanding to third-party financial institutions in the event that underlying co-investment loans defaulted; however, we had no such guarantees at December 31, 2009.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At December 31, 2009, our maximum potential unfunded commitment to LIC I is euro 9.3 million ($13.3 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At December 31, 2009, LIC II has unfunded capital commitments for future fundings of co-investments of $272.1 million, of which our 48.78% share is $132.7 million. The $132.7 million commitment is part of our maximum potential unfunded commitment to LIC II at December 31, 2009 of $362.8 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital. At December 31, 2009 no bridge financing arrangements were outstanding.

As of December 31, 2009, LIC II maintains a $35.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The revolving credit facility maintained by LIC I was repaid in full and expired during the fourth quarter of 2009.

The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $17.1 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $362.8 million. As of December 31, 2009, LIC II had $21.0 million of outstanding borrowings on the facility.

The following table summarizes the discussion above relative to LIC I and LIC II at December 31, 2009 ($ in millions):

	LIC I	LIC II
Our effective ownership interest in co-investment vehicle	47.85%	48.78%
Our maximum potential unfunded commitments	$13.3	$362.8
Our share of unfunded capital commitments to underlying funds	10.3	132.7
Our maximum exposure assuming facilities are fully drawn	N/A	17.1
Our share of exposure on outstanding borrowings	N/A	10.3

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.7 million at December 31, 2009.

For the year ended December 31, 2009, funding of co-investments exceeded return of capital by $37.6 million. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. We anticipate that our net co-investment funding for 2010 will be between $65 and $75 million (planned co-investment less return of capital from liquidated co-investments).

Share Repurchase and Dividend Programs

Since October 2002, our Board of Directors has approved five share repurchase programs. At December 31, 2009, we have 1,563,100 shares that we remain authorized to repurchase under the current share repurchase program. We made no share repurchases in 2009 or 2008 and spent $96 million in 2007. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans.

Our Board declared and paid total annual dividends and dividend-equivalents of $0.85, $0.75 and $0.20 per common share in 2007, 2008 and 2009, respectively. In December 2009, we paid a semi-annual cash dividend of $0.10 per share. This dividend level reflected the firm’s desire to prudently manage its balance sheet given the overall uncertainty in the global markets. There can be no assurance that we will declare dividends in the future since the actual declaration of future dividends and the establishment of record and payment dates, remains subject to final determination by the Company’s Board of Directors.

Capital Expenditures

Capital expenditures for 2009 were $44 million, compared to $104 million in 2008 and $114 million in 2007. Our capital expenditures are primarily for information systems, computer hardware and improvements to leased office space. The higher capital expenditures in 2008 and 2007 were primarily due to increased spending on new global information systems, acquisition integration costs for office consolidations and improvements to leased space.

Contractual Obligations

We have obligations and commitments to make future payments under contracts in the normal course of business. The following table summarizes our minimum contractual obligations as of December 31, 2009 ($ in millions):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
1. Debt obligations	$198.4	23.4	175.0	—	—
2. Business acquisition obligations	442.5	114.9	171.7	155.9	—
3. Minority shareholder redemption liability	32.5	—	32.5	—	—
4. Lease obligations	391.1	93.5	130.1	87.4	80.1
5. Deferred compensation	32.9	19.3	12.4	0.5	0.7
6. Defined benefit plan obligations	84.6	5.1	12.0	14.7	52.8
7. Vendor and other purchase obligations	54.8	22.2	27.5	3.9	1.2
Total	$1,236.8	278.4	561.2	262.4	134.8

1. Debt Obligations. As of December 31, 2009, we had $175.0 million of borrowings outstanding under our revolving credit facility and term loan (together the “Facilities”) and $23.4 million under local overdraft facilities. We had the ability to borrow up to $850 million on an unsecured revolving credit facility and a term loan agreement, with capacity to borrow up to an additional $58.9 million under local overdraft facilities. There are currently 17 banks participating in our Facilities, which have a maturity of June 2012. The contractual obligation table above does not include a provision for interest expense on the $175.0 million of borrowing under our Facilities.

2. Business acquisition obligations. Our business acquisition obligations represent payments to sellers of businesses for acquisitions that were closed as of December 31, 2009, and the only condition on those payments is the passage of time. The $442.5 million total represents $393.6 million on a present value basis as reported in Deferred business acquisition obligations in our Consolidated Balance Sheet, and $48.9 million of imputed interest reducing the obligations to their present value.

The contractual obligation table above does not include possible contingent earn-out payments associated with our acquisitions. At December 31, 2009 we had the potential to make earn-out payments on 16 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments was $180.8 million at December 31, 2009. These amounts may come due at various times over the next five years.

3. Minority shareholder redemption liability. A 2012 payment to purchase the remaining interest in our Indian business held by the selling shareholders of the Trammell Crow Meghraj (“TCM”) business we acquired in 2007 is estimated to be $32.5 million. The purchase price of the remaining interest in our India subsidiary will be based on formulas and independent valuations such that we cannot definitively determine the amount of this future payment at this time.

4. Lease obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use, but also include operating and capital lease arrangements for the use of equipment. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2009 was $24.8 million.

5. Deferred compensation. Deferred compensation obligations include payments under our long-term deferred compensation plans. The contractual obligation table above does not include a provision for certain long-term compensation plans for which we cannot reliably estimate the timing and amount of certain payment; we record these plans on our consolidated balance sheet as a long-term Deferred compensation liability based on their current fair value of $11.4 million.

6. Defined benefit plan obligations. The defined benefit plan obligations represent estimates of the expected benefits to be paid out by our defined benefit plans. These obligations will be funded from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments these obligations will be funded by the Company. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require.

7. Vendor and other purchase obligations. Our other purchase obligations are related to various information technology servicing agreements, telephone communications and other administrative support functions.

In the Notes to Consolidated Financial Statements, see Note 9 for additional information on long-term debt obligations, see Note 10 for additional information on lease obligations, and see Note 7 for additional information on defined benefit plan obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risk is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risks” and is incorporated by reference herein.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of December 31, 2009, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Jones Lang LaSalle Incorporated:

We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Jones Lang LaSalle Incorporated:

We have audited Jones Lang LaSalle Incorporated and subsidiaries (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Chicago, Illinois

February 26, 2010

JONES LANG LASALLE INCORPORATED

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2009 AND 2008

($ IN THOUSANDS, EXCEPT SHARE DATA)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$69,263	45,893
Trade receivables, net of allowances of $36,994 and $23,847	669,993	718,804
Notes and other receivables	73,984	89,636
Prepaid expenses	35,689	32,990
Deferred tax assets	82,793	102,934
Other	8,196	9,511
Total current assets	939,918	999,768

Property and equipment, net of accumulated depreciation of $290,250 and $225,496	213,708	224,845
Goodwill, with indefinite useful lives	1,441,951	1,448,663
Identified intangibles, with finite useful lives, net of accumulated amortization of $71,422 and $46,936	36,791	59,319
Investments in real estate ventures	167,310	179,875
Long-term receivables, net	52,941	51,974
Deferred tax assets, net	139,406	58,639
Other	104,908	53,942
Total assets	$3,096,933	3,077,025
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$347,650	352,489
Accrued compensation	479,628	487,895
Short-term borrowings	23,399	24,570
Deferred tax liabilities	1,164	2,698
Deferred income	38,575	29,213
Deferred business acquisition obligations	106,330	13,073
Other	98,349	77,947
Total current liabilities	1,095,095	987,885

Noncurrent liabilities:
Credit facilities	175,000	483,942
Deferred tax liabilities	3,210	4,429
Deferred compensation	27,039	44,888
Pension liabilities	8,210	4,101
Deferred business acquisition obligations	287,259	371,636
Minority shareholder redemption liability	32,475	43,313
Other	86,031	65,026
Total liabilities	1,714,319	2,005,220

Commitments and contingencies

Company shareholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 41,843,947 and 34,561,648 shares issued and outstanding	418	346
Additional paid-in capital	854,227	599,742
Retained earnings	531,456	543,318
Shares held in trust	(5,196)	(3,504)
Accumulated other comprehensive loss	(1,976)	(72,220)
Total Company shareholders’ equity	1,378,929	1,067,682
Noncontrolling interest	3,685	4,123
Total equity	1,382,614	1,071,805
Total liabilities and equity	$3,096,933	3,077,025

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

($ IN THOUSANDS, EXCEPT SHARE DATA)	2009	2008	2007
Revenue	$2,480,736	2,697,586	2,652,075
Operating expenses:
Compensation and benefits	1,623,795	1,771,673	1,724,174
Operating, administrative and other	609,779	653,465	530,412
Depreciation and amortization	83,335	90,584	55,580
Restructuring charges (credits), net	47,423	30,401	(411)
Total operating expenses	2,364,332	2,546,123	2,309,755

Operating income	116,404	151,463	342,320

Interest expense, net of interest income	55,018	30,568	13,064
Gain on sale of investments	—	—	6,129
Equity in (losses) earnings from real estate ventures	(58,867)	(5,462)	12,216

Income before income taxes and noncontrolling interest	2,519	115,433	347,601
Provision for income taxes	5,677	28,743	87,595
Net (loss) income	(3,158)	86,690	260,006

Net income attributable to noncontrolling interest	437	1,807	2,174
Net (loss) income attributable to the Company	$(3,595)	84,883	257,832
Net (loss) income available to common shareholders	$(4,109)	83,515	256,490

Other comprehensive income (loss):
Change in pension liabilities, net of tax	$(13,229)	(4,448)	17,158
Foreign currency translation adjustments	83,473	(153,127)	53,653
Unrealized holding gain on investments	—	—	(2,256)
Comprehensive income (loss)	$66,649	(72,692)	326,387

Basic (loss) earnings per common share	$(0.11)	2.52	8.01
Basic weighted average shares outstanding	38,543,087	33,098,228	32,021,380

Diluted (loss) earnings per common share	$(0.11)	2.44	7.64
Diluted weighted average shares outstanding	38,543,087	34,205,120	33,577,927

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	Company Shareholders’ Equity							Noncontrolling Interest	Total Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Shares Held by Subsidiary (1)	Shares Held in Trust	Other Comprehensive Loss
($ IN THOUSANDS, EXCEPT SHARE DATA)	Shares	Amount
Balances at December 31, 2006	36,592,864	$366	676,270	255,914	(197,543)	(1,427)	16,800	—	$750,380
Net income	—	—	—	257,832	—	—	—	2,174	260,006
Shares issued under stock compensation programs	1,158,882	12	9,510	—	—	—	—	—	9,522
Shares repurchased for payment of taxes on stock awards	(263,708)	(3)	(29,662)	—	—	—	—	—	(29,665)
Tax adjustments due to vestings and exercises	—	—	26,215	—	—	—	—	—	26,215
Amortization of stock compensation	—	—	52,896	—	—	—	—	—	52,896
Shares repurchased (1)	(5,765,451)	(58)	(293,278)	—	197,543	—	—	—	(95,793)
Shares held in trust	—	—	—	—	—	(503)	—	—	(503)
Dividends declared, $0.85 per share	—	—	—	(28,906)	—	—	—	—	(28,906)
Change in pension liabilities, net of tax	—	—	—	—	—	—	17,158	—	17,158
Increase in amounts due to noncontrolling interest	—	—	—	—	—	—	—	6,098	6,098
Foreign currency translation adjustments	—	—	—	—	—	—	53,653	—	53,653
Unrealized holding gain on investments	—	—	—	—	—	—	(2,256)	—	(2,256)
Balances at December 31, 2007	31,722,587	$317	441,951	484,840	—	(1,930)	85,355	8,272	$1,018,805

Net income	—	—	—	84,883	—	—	—	1,807	86,690
Shares issued for the Staubach acquisition	1,997,682	21	99,979	—	—	—	—	—	100,000
Shares issued under stock compensation programs	1,070,417	10	9,943	—	—	—	—	—	9,953
Shares repurchased for payment of taxes on stock awards	(229,038)	(2)	(14,024)	—	—	—	—	—	(14,026)
Tax adjustments due to vestings and exercises	—	—	4,013	—	—	—	—	—	4,013
Amortization of stock compensation	—	—	57,880	—	—	—	—	—	57,880
Shares held in trust	—	—	—	—	—	(1,574)	—	—	(1,574)
Dividends declared, $0.75 per share	—	—	—	(26,405)	—	—	—	—	(26,405)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(4,448)	—	(4,448)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(5,956)	(5,956)
Foreign currency translation adjustments	—	—	—	—	—	—	(153,127)	—	(153,127)
Balances at December 31, 2008	34,561,648	$346	599,742	543,318	—	(3,504)	(72,220)	4,123	$1,071,805

Net loss	—	—	—	(3,595)	—	—	—	437	(3,158)
Shares issued under stock compensation programs	969,631	9	3,346	—	—	—	—	—	3,355
Shares repurchased for payment of taxes on stock awards	(223,520)	(2)	(7,210)	—	—	—	—	—	(7,212)
Tax adjustments due to vestings and exercises	—	—	(8,314)	—	—	—	—	—	(8,314)
Amortization of stock compensation	—	—	47,827	—	—	—	—	—	47,827
Issuance of common stock	6,500,000	65	217,273	—	—	—	—	—	217,338
Shares issued for acquisitions	36,188	—	1,563	—	—	—	—	—	1,563
Shares held in trust	—	—	—	—	—	(1,692)	—	—	(1,692)
Dividends declared, $0.20 per share	—	—	—	(8,267)	—	—	—	—	(8,267)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(13,229)	—	(13,229)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(875)	(875)
Foreign currency translation adjustments	—	—	—	—	—	—	83,473	—	83,473
Balances at December 31, 2009	41,843,947	$418	854,227	531,456	—	(5,196)	(1,976)	3,685	$1,382,614

(1)	Shares held by one of our subsidiaries in 2007 and prior periods were included in total shares outstanding, but were deducted from shares outstanding for purposes of calculating earnings per share.

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

($ IN THOUSANDS)	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(3,158)	86,690	260,006
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	83,335	90,584	55,580
Equity in losses (earnings) from real estate ventures	58,867	5,462	(12,216)
Gains on investments and other assets	(1,381)	—	(6,129)
Operating distributions from real estate ventures	157	1,064	11,560
Provision for loss on receivables and other assets	28,173	20,737	4,209
Amortization of deferred compensation	45,909	62,684	57,932
Accretion of interest on deferred business acquisition obligations	27,080	12,030	2,819
Amortization of debt issuance costs	5,068	2,999	579
Change in:
Receivables	67,434	44,760	(224,083)
Prepaid expenses and other assets	(20,062)	(13,154)	3,662
Deferred tax assets, net	(56,984)	(65,458)	(32,279)
Excess tax benefits from share-based payment arrangements	—	(4,013)	(26,215)
Accounts payable, accrued liabilities and accrued compensation	16,116	(211,020)	313,993
Net cash provided by operating activities	250,554	33,365	409,418

Cash flows from investing activities:
Net capital additions—property and equipment	(44,249)	(103,702)	(113,743)
Business acquisitions, net of cash acquired	(26,668)	(348,825)	(134,259)
Investing activities—real estate ventures:
Capital contributions and advances to real estate ventures	(39,799)	(44,846)	(45,517)
Distributions, repayments of advances and sale of investments	784	2,509	35,017
Net cash used in investing activities	(109,932)	(494,864)	(258,502)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	1,037,022	1,481,001	1,448,954
Repayments of borrowings under credit facilities	(1,348,306)	(1,016,080)	(1,452,749)
Issuance of common stock, net	217,338	—	—
Debt issuance costs	(11,182)	(9,644)	(541)
Shares repurchased for payment of taxes on stock awards	(7,212)	(14,026)	(29,665)
Shares repurchased under share repurchase program	—	—	(95,778)
Excess tax benefits from share-based payment arrangements	—	4,013	26,215
Common stock issued under stock option plan and stock purchase programs	3,355	9,953	9,522
Payments of dividends	(8,267)	(26,405)	(28,906)
Net cash (used in) provided by financing activities	(117,252)	428,812	(122,948)
Net increase (decrease) in cash and cash equivalents	23,370	(32,687)	27,968
Cash and cash equivalents, January 1	45,893	78,580	50,612
Cash and cash equivalents, December 31	$69,263	45,893	78,580

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$25,150	19,160	13,705
Income taxes, net of refunds	50,718	97,757	47,578
Non-cash financing activities:
Deferred business acquisition obligations	5,419	347,258	42,944

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) ORGANIZATION

Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which we may refer to as we, us, our, the Company or the Firm) was incorporated in 1997. We have 180 corporate offices worldwide and operations in more than 750 locations in 60 countries. We have approximately 36,600 employees, including 22,800 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 1.6 billion square feet worldwide. LaSalle Investment Management, a member of the Jones Lang LaSalle group, is one of the world’s largest and most diversified real estate investment management firms, with approximately $40 billion of assets under management.

Our range of real estate services includes:

•	Agency leasing

•	Space acquisition and disposition (tenant representation)

•	Property management

•	Facilities management/outsourcing

•	Project and development management

•	Valuations

•	Consulting

•	Capital markets

•	Real estate investment banking and merchant banking

•	Brokerage of properties

•	Corporate finance

•	Hotel advisory

•	Energy and sustainability services

•	Value recovery and receivership services

•	Investment management

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

We work for a broad range of clients that represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (public sector) entities. Increasingly, we are offering services to smaller middle-market companies that are looking to outsource real estate services. We provide real estate investment management services on a global basis for both public and private assets through our LaSalle Investment Management subsidiary. Our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand are attributes that enhance our services.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our financial statements include the accounts of Jones Lang LaSalle and its majority-owned-and-controlled subsidiaries. We have eliminated all material intercompany balances and transactions in consolidation. Investments in real estate ventures over which we exercise significant influence, but not control, are accounted for under the equity method.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of the revenue and expenses during the reporting periods. Such estimates include the value of purchase consideration, valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, legal contingencies, assumptions used in the calculation of income taxes, incentive compensation, and retirement and other post-employment benefits, among others.

These estimates and assumptions are based on management’s best estimate and judgment. We evaluated these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets and foreign currency fluctuations have combined to increase the uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in economic environment will be reflected in the financial statements in future periods. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.

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

We recognize advisory and management fees related to property management services, valuation services, corporate property services, consulting services and investment management as income in the period in which we perform the related services.

We recognize incentive fees based on the performance of underlying funds’ investments, contractual benchmarks and other contractual formulas.

We recognize project and development management and construction management fees by applying the “percentage of completion” method of accounting. We use the efforts expended method to determine the extent of progress towards completion for project and development management fees and costs incurred to total estimated costs for construction management fees.

Construction management fees, which are gross construction services revenue net of subcontract costs, were $14.4 million, $17.0 million and $12.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Gross construction services revenue totaled $160.8 million, $256.4 million and $187.3 million and subcontract costs totaled $146.4 million, $239.4 million and $174.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We include costs in excess of billings on uncompleted construction contracts of $5.9 million and $9.8 million in “Trade receivables,” and billings in excess of costs on uncompleted construction contracts of $3.9 million and $5.9 million in “Deferred income,” respectively, in our December 31, 2009 and 2008 consolidated balance sheets.

Certain contractual arrangements for services provide for the delivery of multiple services. We evaluate revenue recognition for each service to be rendered under these arrangements using criteria set forth in the FASB’s Accounting Standards Codification (“ASC”) Subtopic 605-25, “Multiple-Element Arrangements.” For services that meet the separability criteria, revenue is recognized separately. For services that do not meet these criteria, revenue is recognized on a combined basis.

Gross vs. net basis: We follow the guidance of ASC Subtopic 605-45, “Principal and Agent Considerations,” when accounting for reimbursements received from clients. Accordingly, we have recorded these reimbursements as revenue in the income statement, as opposed to being shown as a reduction of expenses.

In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Accordingly, we report a contract that provides a fixed fee billing, fully inclusive of all personnel or other recoverable expenses incurred but not separately scheduled, on a gross basis. When accounting on a gross basis, our reported revenue includes the full billing to our client and our reported expenses include all costs associated with the client.

We account for a contract on a net basis when the fee structure is comprised of at least two distinct elements, namely (i) a fixed management fee and (ii) a separate component that allows for scheduled reimbursable personnel costs or other expenses to be billed directly to the client. When accounting on a net basis, we include the fixed management fee in reported revenue and net the reimbursement against expenses. We base this accounting on the following factors, which define us as an agent rather than a principal:

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

Most of our service contracts use the latter structure and are accounted for on a net basis. We have always presented reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $1.1 billion in each of 2009 and 2008 and $931 million in 2007. This treatment has no impact on operating income, net income or cash flows.

Cash and Equivalents

We consider all highly-liquid investments purchased with maturities of less than one year to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments.

Accounts Receivable

Pursuant to contractual arrangements, accounts receivable includes unbilled amounts of $178.8 million and $188.2 million at December 31, 2009 and 2008, respectively.

We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience combined with a careful review of current developments and a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific uncertain accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables and our historical experience. We then review these allowances on a quarterly basis to ensure they are appropriate. As part of this review, we develop a range of potential allowances on a consistent formulaic basis. We would normally expect the allowance to fall within this range.

The following table details the changes in the allowance for uncollectible receivables for each of the three years ended December 31, 2009, 2008 and 2007 ($ in thousands).

	2009	2008	2007
Allowance at beginning of the year	$23,847	13,300	7,845
Charged to income	28,173	20,737	4,209
Write-off of uncollectable receivables	(14,167)	(8,502)	(2,764)
Other	(859)	(1,688)	4,010
Allowance at end of the year	$36,994	23,847	13,300

Amounts in Other include the impact of reserves acquired in acquisitions in 2007 and 2008, and the impact of exchange rate fluctuations for all three years.

Property and Equipment

We review property and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in 2009, 2008 or 2007.

We calculate depreciation and amortization on property and equipment for financial reporting purposes primarily by using the straight-line method based on the estimated useful lives of our assets. The following table shows the gross value of major asset categories at December 31, 2009 and 2008 as well as the standard depreciable life for each of these asset categories ($ in millions):

CATEGORY	2009	2008	DEPRECIABLE LIFE
Furniture, fixtures and equipment	$90.8	$81.8	5 to 10 years
Computer equipment and software	279.2	247.2	2 to 7 years
Leasehold improvements	122.2	108.9	1 to 10 years
Automobiles	9.6	10.5	4 to 5 years

Business Combinations, Goodwill and Other Intangible Assets

We have historically grown through a series of acquisitions. Consistent with the services nature of the businesses we have acquired, two of the larger assets on our balance sheet are goodwill and intangibles resulting from these acquisitions. Our intangibles are primarily management contracts and backlog that we acquired as part of these acquisitions and are amortized over their useful lives.

We do not amortize goodwill, but instead evaluate goodwill for impairment at least annually. To accomplish this annual evaluation, in the third quarter of each year we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to our reporting units as of the date of the evaluation. We define our four reporting units as the geographic regions of Investor and Occupier Services (“IOS”) (i) Americas IOS, (ii) EMEA IOS, (iii) Asia Pacific IOS, and (iii) Investment Management. We then determine the fair value of each reporting unit based on a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2009, 2008 and 2007 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in any of those years.

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. We updated the annual evaluation in the fourth quarter of 2009, noting that our market capitalization exceeded our book value by a significant margin as of December 31, 2009 and that our forecasts of EBITDA and cash flows to be generated by each of our reporting units appeared sufficient to support the book values of net assets of each of these reporting units. As a result, we did not change our conclusion that goodwill is not impaired. However, it is possible our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions deteriorate or remain difficult for an extended period of time. We will continue to monitor the relationship between the Company’s market capitalization and book value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the book values of the net assets of their respective businesses.

See Note 4 for additional information on goodwill and other intangible assets.

Investments in Real Estate Ventures

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 48.78% of the respective ventures that we account for under the equity method of accounting due to the nature of our non-controlling ownership in the ventures.

For real estate limited partnerships in which the Company is a general partner, we apply the guidance set forth in ASC Subtopic 810-20, “Consolidations—Control of Partnerships and Similar Entities,” in evaluating the control the Company has over the limited partnership. These entities are generally well-capitalized and grant the limited partners important rights, such as the right to replace the general partner without cause, to dissolve or liquidate the partnership, to approve the sale or refinancing of the principal partnership assets, or to approve the acquisition of principal partnership assets. We generally account for such general partner interests under the equity method.

For real estate limited partnerships in which the Company is a limited partner, the Company is a co-investment partner, and has concluded that it does not have a controlling interest in these limited partnerships. When we have an asset advisory contract with the real estate limited partnership, the combination of our limited partner interest and the advisory agreement provides us with significant influence over the real estate limited partnership venture. Accordingly, we account for such investments under the equity method.

For investments in real estate ventures accounted for under the equity method, we maintain an investment account, which is (i) increased by contributions made and by our share of net income of the real estate ventures, and (ii) decreased by distributions received and by our share of net losses of the real estate ventures. Our share of each real estate venture’s net income or loss, including gains and losses from capital transactions, is reflected in our consolidated statement of operations as “Equity in earnings (losses) from real estate ventures.”

We review investments in real estate ventures on a quarterly basis for indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments in real estate ventures and whether our investment in these co-investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments, in determining whether or not our investment is other than temporarily impaired.

We report “Equity in earnings (losses) from real estate ventures” in the consolidated statement of operations after “Operating income.” However, for segment reporting we reflect “Equity earnings (losses)” within “Revenue.” See Note 3 for “Equity earnings (losses)” reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 3) measures segment results with “Equity earnings (losses)” included in segment revenue.

See Note 5 for additional information on investments in real estate ventures.

Stock-Based Compensation

Stock-based compensation in the form of restricted stock units is a primary element of our compensation programs. The fair value of restricted stock units is determined based on the market price of the Company’s common stock on the grant date and is amortized on a straight-line basis over the associated vesting period for each separately vesting portion of an award. We reduce stock-based compensation expense for estimated forfeitures each period and adjust expense accordingly upon vesting or actual forfeiture.

We also have a “noncompensatory” Stock Purchase Plan (“ESPP”) for U.S. employees and a Jones Lang LaSalle Savings Related Share Option Plan (“Save As You Earn” or “SAYE”) for UK and Irish employees. The fair value of options granted under the SAYE plan are determined on the grant date and amortized over the associated vesting period.

See Note 6 for additional information on stock-based compensation.

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (1) the differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (2) operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize in income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date.

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

•

Workers’ Compensation Insurance—Given the historical experience that our workforce has had fewer injuries than is normal for our industry, we have been self-insured for worker’s compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income for the years ended December 31, 2009, 2008 and 2007 were $6.1 million, $4.3 million, and $5.2 million, respectively.

•

Captive Insurance Company—In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practices liability insurance coverage on a “claims made” basis. The level of risk retained by our captive is up to $2.5 million per claim (dependent upon location) and up to $12.5 million in the aggregate. The reserves for professional indemnity claims maintained by our captive insurance company, which relate to multiple years, were $5.7 million and $6.2 million, net of receivables from third party insurers, as of December 31, 2009 and 2008, respectively.

Professional indemnity insurance claims can be complex and take a number of years to resolve. Within our captive insurance company, we estimate the ultimate cost of these claims by way of specific claim reserves developed through periodic reviews of the circumstances of individual claims. With respect to the consolidated financial statements, when a potential loss event occurs, management estimates the ultimate cost of the claims and accrues the related cost when probable and estimable.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC Topic 820 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under ASC Topic 718, “Compensation—Stock Compensation.”

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

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determined the fair value of these contracts based on widely accepted valuation techniques. The inputs for these valuation techniques are Level 2 inputs in the fair value hierarchy. At December 31, 2009, we had forward exchange contracts in effect recorded as a current asset of $2.3 million and a current liability of $9.1 million. At December 31, 2009, we have no recurring fair value measurements for financial assets and liabilities that are based on unobservable inputs or Level 3 inputs.

We review our investments in real estate ventures on a quarterly basis for indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments in real estate ventures and whether our investment in these co-investments is other than temporarily impaired. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. The determination of fair value based on a discounted cash flow approach is a Level 3 fair value measurement.

Derivatives and Hedging Activities

As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage selected foreign currency risks. At December 31, 2009, we had forward exchange contracts in effect with a gross notional value of $1,298.5 million ($333.0 million on a net basis) with a net market value loss of $6.8 million. We currently do not use hedge accounting for these contracts, which are marked-to-market each period with changes in unrealized gains or losses recognized currently in earnings and offset by gains and losses on associated intercompany loans. We include these gains and losses in net earnings as a component of Operating, administrative and other expense.

We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk to be material at this time.

In the past we have used interest rate swap agreements to limit the impact of changes in interest rates on earnings and cash flows. We have not used interest rate swap agreements in the last three years, and there were no such agreements outstanding as of December 31, 2009.

Foreign Currency Translation

We prepare the financial statements of our subsidiaries located outside the United States using local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date with the resulting translation adjustments included in the balance sheet as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)) and in the statement of earnings (other comprehensive income—foreign currency translation adjustments). Income and expenses are translated at the average monthly rates of exchange. We include gains and losses from foreign currency transactions in net earnings as a component of Operating, administrative and other expense and resulted in net losses of $3.5 million in 2009 and $1.1 million in 2008, and a net gain of $2.9 million in 2007.

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

(Loss) Earnings Per Share; Net (Loss) Income Available to Common Shareholders

The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding represents the dilutive impact of our common stock equivalents. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods.

We calculate net income available to common shareholders by subtracting dividend-equivalents paid on outstanding but unvested shares of restricted stock units, net of tax, from net income.

The following table details the calculations of basic and diluted earnings per common share ($ in thousands, except share data) for each of the three years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Net (loss) income attributable to the Company	$(3,595)	84,883	257,832
Dividends on unvested common stock, net of tax	514	1,368	1,342
Net (loss) income attributable to common shareholders	$(4,109)	83,515	256,490

Basic (loss) income per common share before dividends on unvested common stock	$(0.09)	2.56	8.05
Dividends on unvested common stock, net of tax	(0.02)	(0.04)	(0.04)
Basic (loss) earnings per common share	$(0.11)	2.52	8.01

Basic weighted average shares outstanding	38,543,087	33,098,228	32,021,380
Dilutive impact of common stock equivalents:
Outstanding stock options	—	68,309	126,313
Unvested stock compensation programs	—	1,038,583	1,430,234
Diluted weighted average shares outstanding	38,543,087	34,205,120	33,577,927

Diluted (loss) income per common share before dividends on unvested common stock	$(0.09)	2.48	7.68
Dividends on unvested common stock, net of tax	(0.02)	(0.04)	(0.04)
Diluted (loss) earnings per common share	$(0.11)	2.44	7.64

The diluted weighted average shares outstanding for 2009 do not include the impact of outstanding stock options and unvested stock compensation programs because the effect of these items on diluted loss per common share would be anti-dilutive. The basic weighted average shares outstanding rose significantly in 2009 primarily due to the issuance of 6,500,000 shares of our common stock in June 2009.

NEW ACCOUNTING STANDARDS

Codification of FASB Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 168, “The FASB Accounting Standards CodificationTM (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” Under the provisions of SFAS 168, the ASC is established as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. In the FASB’s view, the issuance of SFAS 168 and the ASC does not change GAAP for SEC registrants. The ASC became the exclusive authoritative reference for use in the Company’s consolidated financial statements beginning with the periods ended September 30, 2009.

Business Combinations

In December 2007, the FASB issued SFAS 141(revised), “Business Combinations” (“SFAS 141(R)”). The provisions of SFAS 141(R), now embedded within ASC Topic 805, “Business Combinations,” change how we record in our consolidated financial statements identifiable assets acquired and the liabilities assumed in business combinations. This accounting standard requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires expensing of most transaction and restructuring costs. ASC Topic 805 principally applies prospectively to business combinations for which the acquisition date is after December 31, 2008, and the impact of its application on our consolidated financial statements will depend on the contract terms of any business combinations we may complete in the future.

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

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R).” SFAS 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of, or the right to receive benefits from, the variable interest entity that could potentially be significant to the entity. SFAS 167 also amends guidance in FIN 46(R) (i) for determining when an entity is a variable interest entity, including an additional reconsideration event for such determinations, (ii) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, (iii) to eliminate the quantitative approach previously required for determining the primary beneficiary, and (iv) to enhance disclosures regarding an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective for the Company as of January 1, 2010. We do not believe that the adoption of SFAS 167 will have a material impact on our consolidated financial statements.

(3) BUSINESS SEGMENTS

We manage and report our operations as four business segments:

The three geographic regions of Investor and Occupier Services (“IOS”):

(i)	Americas,

(ii)	Europe, Middle East and Africa (“EMEA”),

(iii)	Asia Pacific; and

(iv)	Investment Management, which offers investment management services on a global basis.

Each geographic region within IOS offers the full range of our Investor, Capital Markets and Occupier Services. The IOS business consists primarily of agency leasing and tenant representation, capital markets, property management, facilities management, project and development management, energy management and sustainability, construction management, and advisory, consulting and valuation services.

The Investment Management segment provides investment management services to institutional investors and high-net-worth individuals.

Operating income (loss) represents total revenue less direct and indirect allocable expenses. We allocate all expenses, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate global overhead. We allocate these corporate global overhead expenses to the business segments based on the budgeted operating expenses of each segment.

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

As stated in Note 2, we have reclassified certain prior year amounts to conform to the current presentation. Summarized financial information by business segment for 2009, 2008 and 2007 are as follows ($ in thousands):

	2009	2008	2007
Investor and Occupier Services
Americas
Segment revenue:
Revenue	$1,032,784	933,004	763,603
Equity (losses) income	(1,141)	301	1,626
	1,031,643	933,305	765,229
Operating expenses:
Compensation, operating and administrative expenses	897,891	818,369	659,392
Depreciation and amortization	47,526	47,808	25,387
Operating income	$86,226	67,128	80,450

EMEA
Segment revenue:
Revenue	$646,505	871,683	925,708
Equity (losses) income	(2,747)	(840)	373
	643,758	870,843	926,081
Operating expenses:
Compensation, operating and administrative expenses	632,387	820,638	814,936
Depreciation and amortization	21,041	27,291	19,703
Operating (loss) income	$(9,670)	22,914	91,442

Asia Pacific
Segment revenue:
Revenue	$541,233	536,906	601,639
Equity (losses) income	(2,371)	(732)	502
	538,862	536,174	602,141
Operating expenses:
Compensation, operating and administrative expenses	494,574	518,580	523,179
Depreciation and amortization	12,485	13,123	8,774
Operating income	$31,803	4,471	70,188

Investment Management
Segment revenue:
Revenue	$260,214	355,993	361,125
Equity (losses) income	(52,608)	(4,191)	9,715
	207,606	351,802	370,840
Operating expenses:
Compensation, operating and administrative expenses	208,722	267,552	257,079
Depreciation and amortization	2,283	2,361	1,716
Operating (loss) income	$(3,399)	81,889	112,045

Segment Reconciling Items:
Total segment revenue	$2,421,869	2,692,124	2,664,291
Reclassification of equity (losses) income	(58,867)	(5,462)	12,216
Total revenue	2,480,736	2,697,586	2,652,075
Total segment operating expenses before restructuring charges	2,316,909	2,515,722	2,310,166
Restructuring charges (credits)	47,423	30,401	(411)
Operating income	$116,404	151,463	342,320

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

	2009		2008
($ IN THOUSANDS)	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES
Investor and Occupier Services:
Americas	$1,697,292	1,369	$1,575,151	1,625
EMEA	579,423	827	684,933	3,257
Asia Pacific	408,651	743	403,506	352
Investment Management	301,462	164,371	346,841	174,641
Corporate	110,105	—	66,594	—
Consolidated	$3,096,933	167,310	$3,077,025	179,875

The following table reconciles segment property and equipment expenditures to consolidated property and equipment expenditures.

($ IN THOUSANDS)	2009	2008	2007
Investor and Occupier Services:
Americas	$24,507	38,843	35,729
EMEA	7,833	28,506	53,616
Asia Pacific	6,218	15,975	13,086
Investment Management	1,860	4,113	2,323
Corporate	5,072	19,891	11,622
Total Capital Expenditures	45,490	107,328	116,376

Less proceeds on dispositions	(1,241)	(3,626)	(2,633)
Net Capital Expenditures	$44,249	103,702	113,743

The following table sets forth the 2009 revenue and assets from our most significant currencies ($ in thousands).

	TOTAL REVENUE	TOTAL ASSETS
United States dollar	$1,128,607	1,995,783
Euro	373,473	391,540
British pound	259,982	295,143
Australian dollar	163,525	100,543
Singapore dollar	118,740	31,632
Japanese yen	102,929	29,364
Hong Kong dollar	75,569	80,596
Other currencies	257,911	172,332
	$2,480,736	3,096,933

We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies.

(4) BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

We completed no material new business acquisitions in 2009 and 15 business acquisitions in 2008.

2009 Business Combinations Activity

In 2009, we paid $24.2 million to satisfy deferred business acquisition obligations, primarily for the 2006 acquisition of Spaulding & Slye in the United States and the 2008 acquisition of Churston Heard in England. We also recognized earn-out obligations of $12.4 million for (i) acquisitions completed in prior years resulting in payments of $5.4 million, (ii) additional deferred business acquisition obligations of $5.4 million that will be paid in 2010, and (iii) the issuance of 36,188 shares of the Company’s common stock, valued at $1.6 million, issued as part of an earn-out agreement for the 2006 acquisition of RSP Group, a Dubai-based real estate investment advisory firm.

In the third quarter of 2009, the Company finalized its allocation of the purchase price of the 2008 acquisition of Staubach Holdings Inc. (“Staubach”). The final allocation of the $506.9 million of purchase consideration included increases in accounts receivable and other assets, increases in current liabilities, and decreases in identifiable intangible assets acquired, resulting in a net $49.3 million decrease in goodwill from the allocation of purchase price consideration at December 31, 2008. The final allocation of the purchase price and discussion of the Staubach acquisition is included in 2008 business combination activity discussed below.

2008 Business Combinations Activity

Staubach Acquisition

On July 11, 2008, we purchased all of the outstanding shares of Staubach Holdings Inc. (“Staubach”), a leading real estate services firm specializing in tenant representation in the United States. Staubach’s extensive tenant representation capability and deep presence in key markets in the United States reinforces our integrated global platform and Corporate Solutions business.

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

Purchase consideration consisting of cash paid at closing, issuance of shares of common stock, the provision for deferred business acquisition obligations, assumption of net liabilities and capitalized acquisition costs was $506.9 million at December 31, 2008. The final allocation of purchase consideration was as follows ($ in thousands):

Accounts receivable and other assets	$121,312
Current liabilities	(100,915)
Current and deferred tax liabilities	(72,647)
Identifiable intangible assets	34,902
Goodwill	524,234

$506,886

Identifiable intangible assets consist of intangible assets for acquired backlog of $22.1 million with a useful life of 10 months and customer contracts and other intangibles of $12.8 million with a weighted average useful life of 78 months.

We have included Staubach’s results of operations with those of the Company since July 11, 2008. Pro forma consolidated results of operations, assuming the acquisition of Staubach occurred on January 1, 2007 and January 1, 2008 for the respective years ended December 31, 2008 and 2007 are as follows ($ in thousands, except per data):

	2008	2007
Revenue	$2,935,559	3,000,963
Operating expense	2,742,830	2,621,285
Operating income	$192,729	379,678

Net income available to common shareholders	$99,305	261,129

Basic earnings per common share	$2.91	7.68
Basic weighted average shares outstanding	34,146,192	34,019,062

Diluted earnings per common share	$2.82	7.34
Diluted weighted average shares outstanding	35,253,084	35,575,609

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

Americas: The Americas business segment completed three additional acquisitions:

1.	The Standard Group LLC, a Chicago-based retail transaction management firm;

2.	ECD Energy and Environment Canada, the leading environmental consulting firm in Canada and the developer of Green Globes, a technology platform for evaluating and rating building sustainability; and

3.	HIA, a Brazilian hotel services company.

Terms for these three transactions included (i) cash paid at closing totaling approximately $5.5 million, (ii) consideration subject only to the passage of time recorded in “Deferred business acquisition obligations” on our consolidated balance sheet at a current fair value of $0.5 million, and (iii) additional consideration subject to earn-out provisions that will be paid only if the related conditions are achieved. These acquisitions resulted in $5.6 million of goodwill and identifiable intangibles of $0.6 million that will be amortized over their lives ranging up to four years. In 2008, an amendment was made to the earn-out provisions of the 2007 acquisition of Corporate Realty Advisors (“CRA”), a North Carolina corporate advisory and tenant representation firm, which resulted in $3.2 million to goodwill and deferred business acquisition obligations.

In addition, the Americas business segment paid a total of $37.4 million to satisfy deferred business acquisition obligations from the 2006 Spaulding & Slye acquisition and the 2007 acquisitions of Lee & Klatskin Associates and CRA.

EMEA: In 2008, the EMEA business segment made six acquisitions:

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

Terms for these transactions included (i) cash paid at closing totaling approximately $162.6 million, (ii) consideration subject only to the passage of time recorded in “Deferred business acquisition obligations” on our consolidated balance sheet at a current fair value of $14.0 million, and (iii) additional consideration subject to earn-out provisions that will be paid only if the related conditions are achieved. These acquisitions resulted in $166.9 million of goodwill and identifiable intangibles of $7.4 million that will be amortized over their lives ranging up to three years. In the third quarter of 2008, the Company finalized the purchase price relative to its 2006 acquisition of areAZero, an occupier fit-out business in Spain that resulted in the reclassification of $8.6 million from other assets to goodwill.

In addition, the EMEA business segment paid $5.2 million to satisfy deferred business acquisition obligations from the 2007 Hargreaves Goswell acquisition.

Asia Pacific: In 2008, the Asia Pacific business segment made five acquisitions:

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

Terms for these five transactions included (i) cash paid at closing totaling approximately $18.8 million, (ii) consideration subject only to the passage of time recorded in “Deferred business acquisition obligations” on our consolidated balance sheet at a current fair value of $13.4 million, and (iii) additional consideration subject to earn-out provisions that will be paid only if the related conditions are achieved. These acquisitions resulted in $28.7 million of goodwill and identifiable intangibles of $4.8 million that will be amortized over their lives ranging up to five years.

In the third quarter of 2008, the Company received regulatory approval to legally merge its India operations with those of the Trammell Crow Meghraj (“TCM”) entity in which it acquired a 44.8% interest in 2007. As a result of the legal merger, the TCM shareholders exchanged their 55.2% ownership interest in TCM for 28.1% of the combined Indian subsidiary. The Company is required to repurchase this 28.1% of its Indian subsidiary, held by the former TCM shareholders, on fixed dates in 2010 and 2012. The Company recorded $44.1 million as a “Minority shareholder redemption liability”, which represented the fair value of this 28.1% exchanged in the acquisition of the remaining TCM shares and a reclassification of the TCM shareholders’ minority interest. As part of this acquisition, the Company recorded additional goodwill of $35.4 million and additional identifiable intangibles of $2.3 million. The minority shareholder redemption liability will ultimately be relieved through the repurchases of the 28.1% owned by minority shareholders in 2010 and 2012.

In addition, the Asia Pacific business segment paid $7.0 million in 2008 to satisfy deferred business acquisition obligations from the Sallmanns acquisition.

The 2008 acquisitions resulted in $7.0 million of goodwill from which we anticipate being able to deduct the amortization for tax purposes.

Earn-out Payments

At December 31, 2009, we had the potential to make earn-out payments on 16 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $180.8 million at December 31, 2009. These amounts may come due at various times over the next five years assuming the achievement of the applicable performance conditions.

Goodwill and Other Intangible Assets

We have $1.5 billion of unamortized intangibles and goodwill as of December 31, 2009. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below set forth further details on the foreign exchange impact on intangible and goodwill balances. Of the $1.5 billion of unamortized intangibles and goodwill, $1,442.0 million represents goodwill with indefinite useful lives, which is not amortized. We will amortize the remaining $36.8 million of identifiable intangibles over their remaining finite useful lives.

The following table sets forth, by reporting segment, the movements in the net carrying amount of our goodwill with indefinite useful lives ($ in thousands):

	INVESTOR AND OCCUPIER SERVICES
	AMERICAS	EMEA	ASIA PACIFIC	INVESTMENT MANAGEMENT	CONSOLIDATED
Balance as of January 1, 2008	$357,606	192,238	122,356	21,804	694,004

Additions	582,266	175,597	64,080	—	821,943
Impact of exchange rate movements	61	(51,254)	(11,466)	(4,625)	(67,284)
Balance as of January 1, 2009	$939,933	316,581	174,970	17,179	1,448,663

(Adjustments) additions	(46,048)	11,631	(2,404)	—	(36,821)
Impact of exchange rate movements	(1)	16,426	12,319	1,365	30,109
Balance as of December 31, 2009	$893,884	344,638	184,885	18,544	1,441,951

The following table sets forth, by reporting segment, the movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	INVESTOR AND OCCUPIER SERVICES
	AMERICAS	EMEA	ASIA PACIFIC	INVESTMENT MANAGEMENT	CONSOLIDATED
Gross Carrying Amount
Balance as of January 1, 2008	$85,986	10,508	7,701	6,012	110,207

Additions	35,779	7,365	7,158	—	50,302
Adjustment for fully amortized intangibles	(41,173)	(804)	(3,470)	(5,908)	(51,355)
Impact of exchange rate movements	—	(2,424)	(498)	23	(2,899)
Balance as of January 1, 2009	$80,592	14,645	10,891	127	106,255

(Adjustments) additions	(323)	(279)	113	—	(489)
Impact of exchange rate movements	—	1,943	506	(2)	2,447
Balance as of December 31, 2009	$80,269	16,309	11,510	125	108,213

Accumulated Amortization
Balance as of January 1, 2008	$(53,367)	(4,792)	(4,459)	(5,919)	(68,537)

Amortization expense	(21,785)	(7,264)	(2,668)	(56)	(31,773)
Adjustment for fully amortized intangibles	41,173	804	3,470	5,908	51,355
Impact of exchange rate movements	—	1,856	170	(7)	2,019
Balance as of January 1, 2009	$(33,979)	(9,396)	(3,487)	(74)	(46,936)
Amortization expense	(16,522)	(3,453)	(2,393)	(51)	(22,419)
Impact of exchange rate movements	—	(1,639)	(428)	—	(2,067)
Balance as of December 31, 2009	$(50,501)	(14,488)	(6,308)	(125)	(71,422)

Net book value December 31, 2009	$29,768	1,821	5,202	—	36,791

We amortize our intangible assets with finite lives on a straight-line basis over their useful lives. The weighted average amortization period of our intangible assets is 3.0 years and the remaining estimated future amortization expense for our intangibles with finite useful lives is as follows ($ in millions):

2010	$10.1
2011	7.4
2012	6.1
2013	4.3
2014	3.7
Thereafter	5.2
Total	$36.8

(5) INVESTMENTS IN REAL ESTATE VENTURES

As of December 31, 2009, we had total investments and loans of $167.3 million in approximately 50 separate property or fund co-investments.

In the past, we had repayment guarantees outstanding to third-party financial institutions in the event that underlying co-investment loans defaulted; however, we had no such guarantees at December 31, 2009.

Following is a table summarizing our investments in real estate ventures ($ in millions):

TYPE OF INTEREST	PERCENT OWNERSHIP OF REAL ESTATE LIMITED PARTNERSHIP VENTURE	ACCOUNTING METHOD	CARRYING VALUE
General partner	0% to 1%	Equity	$0.2
Limited partner with advisory agreements	<1% to 48.78%	Equity	167.1
Total equity method			$167.3

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At December 31, 2009, our maximum potential unfunded commitment to LIC I is euro 9.3 million ($13.3 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At December 31, 2009, LIC II has unfunded capital commitments for future fundings of co-investments of $272.1 million, of which our 48.78% share is $132.7 million. The $132.7 million commitment is part of our maximum potential unfunded commitment to LIC II at December 31, 2009 of $362.8 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital. At December 31, 2009 no bridge financing arrangements were outstanding.

As of December 31, 2009, LIC II maintains a $35.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The revolving credit facility maintained by LIC I was repaid in full and expired during the fourth quarter of 2009.

The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $17.1 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $362.8 million. As of December 31, 2009, LIC II had $21.0 million of outstanding borrowings on the facility.

The following table summarizes the discussion above relative to LIC I and LIC II at December 31, 2009 ($ in millions):

	LIC I	LIC II
Our effective ownership interest in co-investment vehicle	47.85%	48.78%
Our maximum potential unfunded commitments	$13.3	$362.8
Our share of unfunded capital commitments to underlying funds	10.3	132.7
Our maximum exposure assuming facilities are fully drawn	N/A	17.1
Our share of exposure on outstanding borrowings	N/A	10.3

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.7 million at December 31, 2009.

For the year ended December 31, 2009, funding of co-investments exceeded return of capital by $37.6 million. We expect to continue to pursue co-investment opportunities with our real estate money management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management.

The following table summarizes the combined financial information for the unconsolidated ventures (including those that are held via LIC I and LIC II), accounted for under the equity method of accounting ($ in millions):

	2009	2008	2007
Balance Sheet:
Investments in real estate, net of depreciation	$18,471.0	17,777.2	14,658.3
Total assets	20,969.0	21,926.2	19,095.5
Mortgage indebtedness	11,936.6	10,950.5	8,638.7
Other borrowings	504.1	909.4	1,057.8
Total liabilities	14,079.6	14,277.1	11,621.1
Total equity	$6,889.4	7,649.1	7,474.4
Statements of Operations:
Revenue	$1,644.8	1,265.8	1,167.6
Net earnings (loss)	(2,888.7)	(411.4)	100.1

The following table shows our interests in these unconsolidated ventures ($ in millions):

	2009	2008	2007
Equity investments in real estate ventures	$167.3	176.9	148.5
Loans to real estate ventures	—	3.0	3.3
Total investments in real estate ventures	$167.3	179.9	151.8
Equity in earnings (losses) from real estate ventures recorded by Jones Lang LaSalle	$(58.9)	(5.5)	12.2

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

Due to further declines in real estate markets, which are having an adverse impact on rental income assumptions and forecasted exit capitalization rates, we determined that certain real estate investments had become impaired during 2009. The results of these impairment analyses were primarily responsible for our recognition of $51.2 million of non-cash charges in 2009, which are included in equity in losses from real estate ventures, representing our equity share of these charges. We recorded $5.8 million of impairment charges in 2008. There were no impairment charges in equity earnings in 2007. It is reasonably possible that if real estate values continue to decline, we may sustain additional impairment charges on our investments in real estate ventures in future periods.

(6) STOCK COMPENSATION PLANS

The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan (“SAIP”) provides for the granting of various stock awards to eligible employees of Jones Lang LaSalle. Such awards include restricted stock units and options to purchase a specified number of shares of common stock. There were approximately 2.7 million shares available for grant under the SAIP at December 31, 2009.

Share-based compensation expense is included within the “Compensation and benefits” line of our consolidated statement of earnings. Share-based compensation expense for the years ended December 31, 2009, 2008 and 2007 consisted of the following ($ in thousands):

	2009	2008	2007
Restricted stock unit awards	$45,870	53,134	53,633
UK SAYE	745	1,052	1,408
Stock option awards	—	4	22
	$46,615	54,190	55,063

We amortize the fair value of share-based compensation on a straight-line basis over the associated vesting periods for each separately vesting portion of an award. Employees age 55 or older, with a sum of age plus years of service with the Company which meets or exceeds 65, are eligible to be considered for receipt of retirement benefits upon departure from the Company. These criteria trigger application of certain provisions of ASC Topic 718, “Compensation – Stock Compensation,” whereby compensation expense for restricted stock unit awards granted to employees meeting the established criteria after our January 1, 2006 adoption of ASC Topic 718 is accelerated such that all expense for an employee’s award is recognized by the time that employee meets the criteria to be considered for retirement eligibility.

Restricted Stock Unit Awards

Restricted stock activity in 2009 was as follows:

	SHARES (THOUSANDS)	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	AGGREGATE INTRINSIC VALUE ($ IN MILLIONS)
Unvested at January 1, 2009	1,993.7	$69.89
Granted	1,603.0	29.72
Vested	(825.5)	65.44
Forfeited	(76.5)	56.14
Unvested at December 31, 2009	2,694.7	$47.74	1.77 years	$162.8
Unvested shares expected to vest	2,618.3	$47.65	1.77 years	$158.1

We determine the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of December 31, 2009, there was $36.4 million of remaining unamortized deferred compensation related to unvested restricted stock units. The remaining cost of unvested restricted stock units granted through December 31, 2009 will be recognized over varying periods through 2014.

Shares vested during the years ended December 31, 2009, 2008 and 2007 had fair values of $54.0 million, $41.8 million, and $100.2 million, respectively.

Stock Option Awards

We have granted stock options at the market value of common stock at the date of grant. Our options vested at such times and conditions as the Compensation Committee of our Board of Directors determined and set forth in the related award agreement; the most recent options, granted in 2003, vested over periods of up to five years. As a result of a change in compensation strategy, we do not currently use stock option grants as part of our employee compensation program.

Stock option activity in 2009 is as follows:

	OPTIONS (THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	AGGREGATE INTRINSIC VALUE ($ IN MILLIONS)
Outstanding at January 1, 2009	118.0	$20.30
Granted	—	—
Exercised	(36.1)	22.83
Forfeited	(18.1)	26.47
Outstanding at December 31, 2009	63.8	$17.13	1.86 years	$2.8
Exercisable at December 31, 2009	63.8	$17.13	1.86 years	$2.8

The following table summarizes information about stock option exercises and intrinsic values for the years ended December 31, 2009, 2008 and 2007 ($ in millions):

	2009	2008	2007
Number of options exercised	36,116	64,049	122,309
Intrinsic value	$1.4	0.7	6.6

Cash received from stock option exercises was $0.9 million and $2.2 million, and the associated tax benefit realized was $0.1 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively.

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan—In 1998, we adopted an Employee Stock Purchase Plan (“ESPP”) for eligible U.S.-based employees. Through March 31, 2009, we enhanced employee contributions for stock purchases through an additional contribution of a 5% discount on the purchase price as of the end of each three month program period. Employee contributions and our contributions vest immediately. Since its inception, 1,636,678 shares have been purchased under the program through March 31, 2009. In the first quarter of 2009, 96,046 shares having a grant date market value of $23.26 were purchased under the program. Effective April 1, 2009, the 5% discount has been discontinued, program periods are now one month in length, and purchases are broker-assisted on the open market. We do not record any compensation expense with respect to this program.

UK SAYE—The Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK and Irish operations. Our Compensation Committee originally approved the reservation of 500,000 shares for the SAYE on May 14, 2001. At our 2006 Annual Meeting, our shareholders approved an increase of 500,000 in the number of shares reserved for issuance under the SAYE. Under the SAYE plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. The options to purchase stock with such savings vest over a period of three or five years.

Options granted to our UK-based employees for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Options granted	326,000	85,000	40,000
Exercise price	$19.47	60.66	90.02

The fair values of options granted under the SAYE plan are amortized over their respective vesting periods. At December 31, 2009 there were 369,995 options outstanding under the SAYE plan.

(7) RETIREMENT PLANS

Defined Contribution Plans

We have a qualified profit sharing plan that incorporates United States Internal Revenue Code Section 401(k) for our eligible U.S. employees. We make employer match contributions under this qualified profit sharing plan that are included in the accompanying consolidated statements of operations. For the years ended December 31, 2009, 2008 and 2007 our employer contributions were $10.4 million, $9.5 million and $7.5 million, respectively. Related trust assets of the Plan are managed by trustees and are excluded from the accompanying consolidated financial statements.

We maintain several defined contribution retirement plans for our eligible non-U.S. employees. Our contributions to these plans were approximately $15.5 million, $17.5 million and $14.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Defined Benefit Plans

We maintain four contributory defined benefit pension plans in the United Kingdom (U.K.), Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost for the years ended December 31, 2009, 2008 and 2007 consisted of the following ($ in thousands):

	2009	2008	2007
Employer service cost—benefits earned during the year	$2,747	3,654	3,682
Interest cost on projected benefit obligation	9,078	11,316	11,312
Expected return on plan assets	(9,841)	(13,051)	(13,353)
Net amortization/deferrals	211	385	2,268
Recognized actuarial loss (gain)	60	(27)	—
Net periodic pension cost	$2,255	2,277	3,909

The following tables provide reconciliations of projected benefit obligations and plan assets (the net of which is our funded status), as well as the funded status and accumulated benefit obligations, of our defined benefit pension plans as of December 31, 2009 and 2008 ($ in thousands):

	2009	2008
Change in benefit obligation:
Projected benefit obligation at beginning of year	$135,158	213,286
Service cost	2,747	3,654
Interest cost	9,078	11,316
Plan participants’ contributions	749	739
Benefits paid	(4,076)	(6,295)
Actuarial loss (gain)	32,708	(42,919)
Changes in currency translation rates	13,301	(44,566)
Other	(1,338)	(57)
Projected benefit obligation at end of year	$188,327	135,158

	2009	2008
Change in plan assets:
Fair value of plan assets at beginning of year	$143,824	219,636
Actual return on plan assets	21,895	(30,487)
Plan contributions	7,320	8,368
Benefits paid	(4,076)	(6,295)
Changes in currency translation rates	13,824	(47,341)
Other	(1,338)	(57)
Fair value of plan assets at end of year	181,449	143,824

Funded status and net amount recognized	(6,878)	8,666
Accumulated benefit obligation at end of year	$185,514	132,566

The fair value of plan assets for two of the Company’s defined benefit plans exceeds the projected benefit obligations at December 31, 2009. The other two plans have a projected benefit obligation of $165.9 million and plan assets with a fair value of $156.8 million, at December 31, 2009.

Defined benefit pension plan amounts recognized in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2008 include the following ($ in thousands):

	2009	2008
Pension liabilities	$(8,210)	(4,101)
Other noncurrent assets	1,332	12,767
Accumulated other comprehensive loss	20,885	16,224
Net amount recognized	$14,007	24,890

Amounts in accumulated other comprehensive income yet to be recognized as components of net periodic pension cost are comprised of $21.1 million of actuarial losses and $0.2 million of prior service cost as of December 31, 2009. We anticipate that $1.6 million of this accumulated other comprehensive loss will be recognized as net periodic pension cost in 2010.

The ranges of assumptions we used in developing the projected benefit obligation as of December 31 and in determining net periodic benefit cost for the years ended December 31 were as follows:

	2009	2008	2007
Discount rate used in determining present values	5.70% to 6.20%	5.70% to 6.70%	5.35% to 5.80%

Annual increase in future compensation levels	2.00% to 5.00%	2.00% to 4.30%	2.00% to 4.90%

Expected long-term rate of return on assets	3.30% to 6.98%	3.40% to 6.90%	3.60% to 6.65%

The discount rate assumptions used for these pension plans were based on the yield of investment grade bonds with durations consistent with the liabilities of these plans.

Plan assets consist of diversified portfolios principally comprised of equity and debt securities. The investments and investment policies of these defined benefit plans are controlled by trusts. The investment objective of these trusts is to invest plan assets in such a manner that members’ benefit entitlements can be paid when they come due. Plan assets are invested with a long-term focus to achieve a return on investment that is based on levels of liquidity and investment risk that the trustees, in consultation with the Company’s management, believe are prudent and reasonable. These trusts set investment target allocations, but generally are not prohibited by the Company from investing in certain types of assets. The pension plan assets held no derivative instruments at December 31, 2009.

The fair value of plan assets of the UK and Irish plans was determined using quoted market prices, Level 1 inputs, and significantly observable inputs, Level 2 inputs. The fair value of plan assets at December 31, 2009 determined using Level 1 inputs was $164.3 million and Level 2 inputs was $3.1 million. The expected long-term rate of return on these assets is based on historical trends for similar asset classes, as well as current economic conditions.

The Company’s Holland defined benefit plan assets are invested with a third party insurance company that guarantees the payments of benefits earned under this plan. The fair values of the plan assets for this plan were $14.0 million and $11.8 million at December 31, 2009 and 2008, respectively. The valuation of these assets was determined by the third party insurance company and is a Level 3 valuation.

The allocation of pension plan assets at December 31, 2009 and 2008 is as follows:

	2009	2008
Equity securities
U.K. equities	25%	23%
Non-U.K. equities	32%	30%
Debt securities
Corporate bonds	34%	34%
Government and other	2%	2%
Cash & Other	7%	11%
	100%	100%

The actual asset allocation at December 31, 2009 approximates the plan’s target asset allocation percentages.

Future contributions and payments—We expect to contribute $7.1 million to our defined benefit pension plans in 2010. Additionally, the following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in millions):

PENSION BENEFIT PAYMENTS
2010	$ 5.1
2011	5.8
2012	6.2
2013	7.0
2014	7.7
2015 to 2020	52.8

(8) INCOME TAXES

For the years ended December 31, 2009, 2008 and 2007, our provision for income taxes consisted of the following ($ in thousands):

	2009	2008	2007
U.S. Federal:
Current	$2,431	41,667	5,982
Deferred	(33,209)	(54,872)	(4,479)
	(30,778)	(13,205)	1,503
State and Local:
Current	579	9,920	1,424
Deferred	(7,906)	(13,064)	(1,066)
	(7,327)	(3,144)	358
International:
Current	31,273	51,783	108,181
Deferred	12,509	(6,691)	(22,447)
	43,782	45,092	85,734
Total	$5,677	28,743	87,595

In 2009, 2008 and 2007 our current tax expense was reduced by $0.0 million, $18.3 million and $4.6 million, respectively, due to the utilization of prior years’ net operating loss carryovers.

Income tax expense for 2009, 2008 and 2007 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes as a result of the following ($ in thousands):

	2009			2008			2007
Computed “expected” tax expense	$882	35.0%		$40,401	35.0%		$121,660	35.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	(949)	(37.7%	)	(3,123)	(2.7%	)	(28)	0.0%
Amortization of goodwill and other intangibles	(1,247)	(49.5%	)	(1,361)	(1.2%	)	(1,529)	(0.4%	)
Nondeductible expenses	720	28.6%		2,480	2.1%		2,916	0.8%
International earnings taxed at varying rates	(21,986)	(872.8%	)	(25,798)	(22.3%	)	(33,024)	(9.5%	)
Valuation allowances	19,341	767.8%		19,470	16.9%		350	0.1%
Return to provision adjustment	5,352	212.5%		(3,007)	(2.6%	)	(553)	(0.2%	)
Other, net	3,564	141.5%		(319)	(0.3%	)	(2,197)	(0.6%	)
	$5,677	225.4%		$28,743	24.9%		$87,595	25.2%

For the years ended December 31, 2009, 2008 and 2007, our income (loss) before taxes from domestic (U.S.) and international sources is as follows ($ in thousands):

	2009	2008	2007
Domestic	$(103,789)	(44,360)	59,044
International	106,308	159,793	288,556
Total	$2,519	115,433	347,600

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below ($ in thousands):

	2009	2008	2007
Deferred tax assets attributable to:
Accrued expenses	$115,363	162,643	82,408
U.S. federal and state loss carryforwards	68,941	1,456	17,285
Allowances for uncollectible accounts	6,875	5,249	3,874
International loss carryforwards	55,737	32,800	11,083
Property and equipment	11,050	11,446	4,815
Investments in real estate ventures	46,605	11,917	12,252
Pension liabilities	10,400	—	3,988
Other	1,583	7,503	11,878
	$316,554	233,014	147,583
Less valuation allowances	(40,048)	(21,984)	(2,511)
	$276,506	211,030	145,072
Deferred tax liabilities attributable to:
Prepaid pension asset	$—	5,486	—
Intangible assets	52,398	49,843	28,118
Income deferred for tax purposes	2,073	1,129	—
Other	4,210	124	802
	$58,681	56,582	28,920

A deferred U.S. tax liability has not been provided on the unremitted earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. If repatriation of all such earnings were to occur, and if we were unable to utilize foreign tax credits due to the limitations of U.S. tax law, we estimate our maximum resulting U.S. tax liability would be $265.0 million, net of the benefits of utilization of U.S. federal and state carryovers.

As of December 31, 2009, the Company had an available U.S. net operating loss carryback and carryforward of $138.9 million which expires after 2029, U.S. state net operating loss carryforwards of $2.7 million, which expire after 2009 through 2025; and international net operating loss carryforwards of $346.9 million, which begin to expire after 2009.

As of December 31, 2009, we believe it is more likely than not that the net deferred tax asset of $217.8 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryforwards, for which we have concluded that recognition is not yet appropriate under ASC Topic 740 “Income Taxes.” In 2009, we reduced valuation allowances by $7.8 million on some jurisdictions’ net operating losses due to the utilization or expiration of those losses, and we increased valuation allowances by $25.8 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses in addition to those provided in prior years.

As of December 31, 2009, our net current liability for income tax was $90.5 million.

The Company or one of its subsidiaries files income tax returns in the United States including 45 states and 23 cities and the District of Columbia and Puerto Rico, the United Kingdom including England and Scotland, Australia, Germany, The Peoples’ Republic of China including Hong Kong and Macau, France, Japan, Singapore, India, The Netherlands, and Spain as well as 52 other countries. Generally, the Company’s open tax years include those from 2005 to the present, although reviews of taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.

Tax examinations or other reviews were completed during 2009 in Russia, the United Kingdom, Japan, France, the State of Louisiana, the District of Colombia, the City of Los Angeles, and the State of Michigan. As of December 31, 2009, the Company is under examination in France; Germany; India; Indonesia; Thailand; the Philippines; New Zealand; Hong Kong; and Shanghai, Guangzhou and Beijing within the Peoples’ Republic of China. One of our acquired companies, Staubach, is under examination by the U.S. Internal Revenue Service for periods before the acquisition. The Company does not expect material changes to its financial position to result from these examinations.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to its retained earnings or any change to its liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2009 is as follows ($ in millions):

Balance at January 1, 2009	$79.9
Additions based on tax positions related to the current year	7.2
Additions for tax positions of prior years	2.9
Reductions for use of reserves	(1.0)
Settlements	—
Balance at December 31, 2009	$89.0

Included in the balance of unrecognized tax benefits at December 31, 2009 are $49.2 million of tax benefits, that if recognized, would only impact the effective tax rate to the extent the recognized amounts change in a subsequent period as a result of new information or ultimate settlement.

The Company believes it is reasonably possible that $58.7 million of gross unrecognized tax benefits will be settled within twelve months after December 31, 2009. This may occur due to the conclusion of an examination by tax authorities. The Company further expects that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of audits, and the passing of statutes of limitations. We do not expect this change to have a significant impact on the results of operations or the financial position of the Company. We do not believe that we have material tax positions for which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued and penalties, if any, related to income taxes as a component of income tax expense. During the years ended December 31, 2009, 2008 and 2007, the company recognized approximately $3.5 million, $2.3 million and $0.2 million, respectively, in interest and no penalties. The Company had approximately $6.3 million and $6.6 million for the payment of interest accrued at December 31, 2009, and 2008, respectively.

(9) DEBT

As of December 31, 2009, we had the ability to borrow up to $850 million on an unsecured revolving credit facility and a term loan agreement (together the “Facilities”), with capacity to borrow up to an additional $58.9 million under local overdraft facilities. There are currently 17 banks participating in our Facilities, which have a maturity of June 2012. Pricing on the Facilities ranges from LIBOR plus 225 basis points to LIBOR plus 400 basis points, with a LIBOR floor of 125 basis points. As of December 31, 2009, our pricing on the Facilities was 4.25%. We will continue to use the Facilities for working capital needs, investments, capital expenditures, and acquisitions. Interest and principal payments on outstanding borrowings against the facilities will fluctuate based on our level of borrowing.

As of December 31, 2009, we had only our term loan borrowings of $175.0 million outstanding on the Facilities. We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $23.4 million outstanding at December 31, 2009, with $23.0 million attributable to local overdraft facilities.

With respect to the Facilities, we must maintain a consolidated net worth of at least $1.1 billion, a leverage ratio not exceeding 3.75 to 1 through March 2011 at which point the maximum allowable leverage ratio decreases to 3.50 to 1 through September 2011 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 2.0 to 1. Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facilities) are, among other things, (i) an add-back for stock compensation expense, (ii) the addition of the EBITDA of acquired companies, including Staubach, earned prior to acquisition, as well as (iii) add-backs for certain impairment and non-recurring charges. Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment, acquisitions, capital expenditures and dividend increases. We are in compliance with all covenants as of December 31, 2009. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facilities.

The Facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during the last three years and none were outstanding as of December 31, 2009.

The effective interest rate on our debt was 3.7% in 2009, compared to 4.1% in 2008.

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

Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years ending December 31 and thereafter are as follows ($ in thousands):

	OPERATING LEASES	CAPITAL LEASES
2010	$93,404	90
2011	72,848	35
2012	57,195	27
2013	46,682	14
2014	40,761	—
Thereafter	80,074	—
Less: Amount representing interest	—	8
Minimum lease payments	$390,964	174

As of December 31, 2009, we have accrued liabilities related to excess lease space of $1.6 million. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2009 was $24.8 million.

Rent expense was $109.8 million, $110.9 million and $88.0 million during 2009, 2008 and 2007, respectively.

(11) TRANSACTIONS WITH AFFILIATES

As part of our co-investment strategy we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements are revenue of $166.8 million, $240.6 million and $207.7 million for 2009, 2008 and 2007, respectively, as well as receivables of $15.9 million, $27.5 million and $31.0 million at December 31, 2009, 2008 and 2007, respectively, related to these equity interests.

The outstanding balance of loans to employees at December 31, 2009 is shown in the following table ($ in millions). (1)

2009
Loans related to co-investments (2)	$2.2
Travel, relocation and other miscellaneous advances	41.5
$43.7

(1)	The Company has not extended or maintained credit, arranged for the extension of credit or renewed the extension of credit, in the form of a personal loan to or for any director or executive officer of the Company since the enactment of the Sarbanes-Oxley Act of 2002.

(2)	These loans have been made to allow employees the ability to participate in investment fund opportunities. All of these loans are nonrecourse loans.

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

(13) RESTRUCTURING

In 2009, we recognized $47.4 million of restructuring charges, consisting of $38.7 million of employee termination costs, $6.9 million of integration-related costs incurred as a result of the Staubach acquisition for office moving costs, employee retention payments, training, re-branding and other transition-related costs, and $1.8 million of lease exit costs.

At December 31, 2008 we had $9.4 million of employee termination costs accrued as part of 2008 restructuring charges. We paid employee termination costs of $36.6 million in 2009, and have $11.5 million of accrued employee termination costs in Accrued compensation on our consolidated balance sheet at December 31, 2009.

(14) SUBSEQUENT EVENTS

We have evaluated events and transactions that have occurred subsequent to December 31, 2009 through February 26, 2010, the date of issuance of our consolidated financial statements, for potential recognition or disclosure in these consolidated financial statements.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited consolidated statements of operations data for each of our past eight quarters. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments and accruals, that we consider necessary for a fair presentation. The unaudited consolidated quarterly information should be read in conjunction with our Consolidated Financial Statements and the notes thereto as well as the “Summary of Critical Accounting Policies and Estimates” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The operating results for any quarter are not necessarily indicative of the results for any future period.

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

The following table reflects the estimates of compensation to be deferred to future years under the stock ownership program for each year-to-date period in 2009 and 2008 ($ in millions):

	2009	2008
Three months ended March 31,	$1.0	3.2
Six months ended June 30,	3.5	8.0
Nine months ended September 30,	6.1	10.9
Twelve months ended December 31,	8.0	15.5

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

Seasonality

Our quarterly revenue and profits tend to grow progressively by quarter throughout the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant through the year. Historically, we have reported an operating loss or a relatively small profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains (both of which can be particularly unpredictable). Such performance fees and co-investment equity gains are generally earned when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION—2009 (UNAUDITED)

($ IN THOUSANDS, EXCEPT SHARE DATA)	MARCH 31	JUNE 30	SEPT. 30	DEC. 31	YEAR 2009
Revenue:
Investor & Occupier Services:
Americas	$199,590	248,587	238,764	344,702	$1,031,643
EMEA	120,759	142,872	154,242	225,885	643,758
Asia Pacific	104,831	119,270	136,431	178,330	538,862
Investment Management	37,008	46,162	60,905	63,531	207,606

Less:
Equity in losses from real estate ventures	(32,023)	(19,248)	(4,959)	(2,637)	(58,867)
Total revenue	494,211	576,139	595,301	815,085	2,480,736

Operating expenses:
Investor & Occupier Services:
Americas	204,074	229,939	209,487	301,917	945,417
EMEA	142,085	143,608	158,174	209,561	653,428
Asia Pacific	108,438	116,607	129,285	152,729	507,059
Investment Management	50,101	53,242	49,548	58,114	211,005

Plus:
Restructuring charges	17,042	15,386	4,180	10,815	47,423
Total operating expenses	521,740	558,782	550,674	733,136	2,364,332

Operating (loss) income	(27,529)	17,357	44,627	81,949	116,404

Net (loss) earnings available to common shareholders	$(61,475)	(14,432)	19,772	52,026	$(4,109)

Basic (loss) earnings per common share	$(1.78)	(0.40)	0.47	1.24	$(0.11)

Diluted (loss) earnings per common share	$(1.78)	(0.40)	0.46	1.19	$(0.11)

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION—2008 (UNAUDITED)

($ IN THOUSANDS, EXCEPT SHARE DATA)	MARCH 31	JUNE 30	SEPT. 30	DEC. 31	YEAR 2008
Revenue:
Investor & Occupier Services:
Americas	$173,864	189,875	254,072	315,476	$933,287
EMEA	183,063	236,098	208,562	243,120	870,843
Asia Pacific	117,397	141,778	132,555	144,443	536,173
Investment Management	87,382	92,733	81,202	90,504	351,821

Less:
Equity in earnings (losses) from real estate ventures	(2,214)	969	(693)	(3,524)	(5,462)
Total revenue	563,920	659,515	677,084	797,067	2,697,586

Operating expenses:
Investor & Occupier Services:
Americas	173,618	179,319	237,200	276,040	866,177
EMEA	190,081	233,765	202,670	221,413	847,929
Asia Pacific	125,284	137,004	132,612	136,803	531,703
Investment Management	67,202	71,229	60,664	70,818	269,913

Plus:
Restructuring charges (credits)	(189)	—	10,461	20,129	30,401

Total operating expenses	555,996	621,317	643,607	725,203	2,546,123

Operating income	7,924	38,198	33,477	71,864	151,463

Net earnings available to common shareholders	$2,840	24,516	15,004	41,155	$83,515

Basic earnings per common share	$0.09	0.77	0.44	1.19	$2.52

Diluted earnings per common share	$0.09	0.73	0.43	1.17	$2.44

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Jones Lang LaSalle (the Company) has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, the Independent Registered Public Accounting Firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an attestation report on the Company’s internal control over financial reporting. That Report of Independent Registered Public Accounting Firm is included in Item 8. Financial Statements and Supplementary Data, and is incorporated by reference herein.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes to the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the material in Jones Lang LaSalle’s Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and in Item 1 of this Annual Report on Form 10-K.

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

The following table provides information as of December 31, 2009 with respect to Jones Lang LaSalle’s common shares issuable under our equity compensation plans (in thousands, except exercise price):

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP (1)	2,682	$47.04	2,686
ESPP (2)	n/a	n/a	113
Subtotal	2,682		2,799
Equity compensation plans not approved by security holders
SAYE (3)	307	$25.64	814
Subtotal	307		814
Total	2,989		3,613

Notes:

(1)	In 1997, we adopted the 1997 Stock Award and Incentive Plan (“SAIP”), which provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle.

(2)	In 1998, we adopted an Employee Stock Purchase Plan (“ESPP”) for eligible U.S. based employees. Under this plan, employee contributions for stock purchases are enhanced through an additional contribution of a 5% discount on the purchase price. Effective April 1, 2009, the 5% discount has been discontinued and purchases are broker-assisted on the open market.

(3)	In November 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK based operations. In November 2006, the SAYE plan was extended to employees in our Ireland operations. Under this plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 15% discount on the purchase price. Options granted under the SAYE plan vest over a period of three to five years. Employees have had the opportunity to participate in the plan in 2002, 2005, 2006, 2007, 2008, and 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements.
See	Index to Consolidated Financial Statements in Item 8 of this report.

2.	Financial Statement Schedules.

No financial statement schedules are included because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or related notes.

3.	Exhibits.
A	list of exhibits is set forth in the Exhibit Index, which immediately precedes the exhibits and is incorporated by reference herein.

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

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2010.

JONES LANG LASALLE INCORPORATED

By:	/s/ Lauralee E. Martin
Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February, 2010.

Signature	Title

/s/ Sheila A. Penrose Sheila A. Penrose	Chairman of the Board of Directors and Director

/s/ Colin Dyer Colin Dyer	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Lauralee E. Martin Lauralee E. Martin	Executive Vice President and Chief Operating and Financial Officer and Director (Principal Financial Officer)

/s/ Darryl Hartley-Leonard Darryl Hartley-Leonard	Director

/s/ DeAnne Julius DeAnne Julius	Director

/s/ Ming Lu Ming Lu	Director

/s/ David B. Rickard David B. Rickard	Director

/s/ Roger T. Staubach Roger T. Staubach	Director

/s/ Thomas C. Theobald Thomas C. Theobald	Director

/s/ Mark K. Engel Mark K. Engel	Executive Vice President and Global Controller (Principal Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Jones Lang LaSalle Incorporated (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-48074-01))

3.2	Articles of Amendment to the Articles of Incorporation of Jones Lang LaSalle Incorporated (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.3*	Amended and Restated Bylaws of the Registrant, effective April 15, 2009

4.1	Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.1	Amended and Restated Multicurrency Credit Agreement dated as of June 6, 2007 (Incorporated by reference to Exhibit 99.1 to the Report on Form 8-K dated June 8, 2007)

10.2	First Amendment to Amended and Restated Multicurrency Credit Agreement dated as of June 16, 2008 (Incorporated by reference to Exhibit 99.2 to the Report on Form 8-K dated June 19, 2008)

10.3	Second Amendment to Amended and Restated Multicurrency Credit Agreement dated as of December 19, 2008 (Incorporated by reference to Exhibit 99.1 to the Report on Form 8-K dated December 19, 2008)

10.4	Third Amendment to Amended and Restated Multicurrency Credit Agreement dated as of June 17, 2009 (Incorporated by reference to Exhibit 99.1 to the Report on Form 8-K dated June 22, 2009)

10.5	Term Loan Agreement dated as of July 2, 2008 (Incorporated by reference to Exhibit 99.3 to the Report on Form 8-K dated July 2, 2008)

10.6	First Amendment to Term Loan Agreement dated as of December 19, 2008 (Incorporated by reference to Exhibit 99.2 to the Report on Form 8-K dated December 19, 2008)

10.7	Second Amendment to Term Loan Agreement dated as of June 17, 2009 (Incorporated by reference to Exhibit 99.2 to the Report on Form 8-K dated June 22, 2009)

10.8	Membership Interest Purchase Agreement by and between Jones Lang LaSalle Incorporated, Spaulding & Slye Acquisition Corp., and Spaulding and Slye Partners LLC relating to Spaulding and Slye LLC, dated as of November 26, 2005 (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.9	First Amendment to Membership Interest Purchase Agreement dated as of September 27, 2007, amending the Membership Interest Purchase Agreement by and between Jones Lang LaSalle Incorporated, Spaulding & Slye Acquisition Corp., and Spaulding and Slye Partners LLC relating to Spaulding and Slye LLC, dated as of November 26, 2005 (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.10	Agreement and Plan of Merger by and among Jones Lang LaSalle Incorporated, Jones Lang LaSalle Tenant Representation, Inc. and Staubach Holdings, Inc. dated June 16, 2008 (Incorporated by reference to Exhibit 2.1 to the Report on Form 8-K dated June 16, 2008)

10.11	Amended and Restated Stock Award and Incentive Plan dated as of May 29, 2008, as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 29, 2008 and as filed on April 14, 2008 as part of the Proxy Statement for the 2008 Annual Meeting of Shareholders on Schedule 14A and Incorporated herein by reference.

10.12	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) for the Non Executive Directors’ 2004, 2005, 2006, 2007, 2008 and 2009 Annual Grants (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.13	Jones Lang LaSalle Incorporated Stock Ownership Program Shares Agreement (Under the Amended and Restated Stock Award and Incentive Plan) (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.14	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) for Employees’ 2004, 2005, 2006, 2007, 2008 and 2009 Annual Grants (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.15	Jones Lang LaSalle Incorporated GEC Long-Term Incentive Compensation Program, effective as of January 1, 2007, under the Amended and Restated Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.16	Description of Management Incentive Plan under the Amended and Restated Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1997)

10.17	Form of Indemnification Agreement with Executive Officers and Directors (Incorporated by Reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1998)

10.18*	Amended and Restated Severance Pay Plan effective April 15, 2009

10.19	Senior Executive Services Agreement with Alastair Hughes dated as of March 9, 1999 (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.20	Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of July 16, 2004 and accepted July 19, 2004 (Incorporated by reference to Exhibit 99.2 to the Periodic Report on Form 8-K dated July 21, 2004)

10.21	Amendment No. 1 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of August 30, 2004 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.22	Amendment No. 2 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of December 1, 2005 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.23	Letter Agreement Regarding Compensation of the Chairman of the Board of Directors dated as of January 1, 2005 (Incorporated by reference to Exhibit 99.1 to the Periodic Report on Form 8-K dated January 10, 2005)

10.24	Amended and Restated Jones Lang LaSalle Incorporated Co-Investment Long Term Incentive Plan dated December 16, 2005 (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.25	LaSalle Investment Management Long Term Incentive Compensation Program, as amended and restated as of December 15, 2004, under the Amended and Restated Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.26	LaSalle Investment Management Long Term Incentive Compensation Program, effective as of January 1, 2008, under the Amended and Restated Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.27	Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2008)

10.28	Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of March 6, 2008 (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2008)

10.29	LIM Funds Personal Co-Investment Agreement for International and Regional Directors (in connection with elections under the Stock Ownership Program) (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.30	LIM Funds Personal Co-Investment Agreement for International and Regional Directors (not in connection with elections under the Stock Ownership Program) (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.31*	Restated Jones Lang LaSalle Incorporated Stock Ownership Program, effective as of January 1, 2010, under the Amended and Restated Stock Award and Incentive Plan

11	Statement concerning computation of per share earnings (filed in Item 8, Note 2 of the Notes to Consolidated Financial Statements.

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Set forth on page preceding signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2009