Form 10-Q
period 2010-03-31
JONES LANG LASALLE INC
filed 2010-05-07
CIK 1037976

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

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

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on May 4, 2010 was 42,035,457.

Part I Financial Information

Item 1. Financial Statements

JONES LANG LASALLE INCORPORATED

Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

($ in thousands, except share data) Assets	March 31, 2010 (unaudited)	December 31, 2009
Current assets:
Cash and cash equivalents	$59,720	69,263
Trade receivables, net of allowances of $37,158 and $36,994	595,767	669,993
Notes and other receivables	83,131	73,984
Prepaid expenses	31,963	35,689
Deferred tax assets	79,634	82,793
Other	14,286	8,196
Total current assets	864,501	939,918

Property and equipment, net of accumulated depreciation of $300,905 and $290,250	200,674	213,708
Goodwill, with indefinite useful lives	1,422,745	1,441,951
Identified intangibles, with finite useful lives, net of accumulated amortization of $73,487 and $71,422	33,833	36,791
Investments in real estate ventures	168,750	167,310
Long-term receivables, net	50,168	52,941
Deferred tax assets, net	139,565	139,406
Other	101,557	104,908
Total assets	$2,981,793	3,096,933

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$299,556	347,650
Accrued compensation	275,747	479,628
Short-term borrowings	46,669	23,399
Deferred tax liabilities	1,164	1,164
Deferred income	32,646	38,575
Deferred business acquisition obligations	97,577	106,330
Other	108,815	98,349
Total current liabilities	862,174	1,095,095

Noncurrent liabilities:
Credit facilities	334,999	175,000
Deferred tax liabilities	5,504	3,210
Deferred compensation	18,776	27,039
Pension liabilities	6,854	8,210
Deferred business acquisition obligations	275,619	287,259
Minority shareholder redemption liability	32,918	32,475
Other	78,427	86,031
Total liabilities	1,615,271	1,714,319

Commitments and contingencies

Company shareholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 42,033,336 and 41,843,947 shares issued and outstanding	420	418
Additional paid-in capital	861,899	854,227
Retained earnings	531,702	531,456
Shares held in trust	(5,003)	(5,196)
Accumulated other comprehensive loss	(26,164)	(1,976)
Total Company shareholders’ equity	1,362,854	1,378,929
Noncontrolling interest	3,668	3,685
Total equity	1,366,522	1,382,614
Total liabilities and equity	$2,981,793	3,096,933

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Operations

For the Three Months Ended March 31, 2010 and 2009

($ in thousands, except share data) (unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Revenue	$580,662	494,211

Operating expenses:
Compensation and benefits	387,381	342,555
Operating, administrative and other	156,453	137,623
Depreciation and amortization	17,713	24,520
Restructuring charges	1,120	17,042
Total operating expenses	562,667	521,740

Operating income (loss)	17,995	(27,529)

Interest expense, net of interest income	11,330	12,758
Equity in losses from unconsolidated ventures	(6,127)	(32,022)

Income (loss) before income taxes and noncontrolling interest	538	(72,309)

Provision (benefit) for income taxes	124	(10,846)
Net income (loss)	414	(61,463)

Net income attributable to noncontrolling interest	168	12

Net income (loss) attributable to the Company	246	(61,475)
Net income (loss) attributable to common shareholders	$246	(61,475)

Basic earnings (loss) per common share	$0.01	$(1.78)
Basic weighted average shares outstanding	41,913,100	34,617,894

Diluted earnings (loss) per common share	$0.01	$(1.78)
Diluted weighted average shares outstanding	43,949,850	34,617,894

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statement of Changes in Equity

For the Three Months Ended March 31, 2010

($ in thousands, except share data) (unaudited)

	Company Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Shares Held in Trust	Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount

Balances at December 31, 2009	41,843,947	$418	854,227	531,456	(5,196)	(1,976)	3,685	$1,382,614

Net income	—	—	—	246	—	—		246

Shares issued under stock compensation programs	276,090	3	169	—	—	—	—	172

Shares repurchased for payment of taxes on stock awards	(86,701)	(1)	(5,855)	—	—	—	—	(5,856)

Tax adjustments due to vestings and exercises	—	—	582	—	—	—	—	582

Amortization of stock compensation	—	—	12,776	—	—	—	—	12,776

Shares held in trust	—	—	—	—	193	—	—	193

Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	(17)	(17)

Foreign currency translation adjustments	—	—	—	—	—	(24,188)	—	(24,188)

Balances at March 31, 2010	42,033,336	$420	861,899	531,702	(5,003)	(26,164)	3,668	$1,366,522

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

($ in thousands) (unaudited)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Cash flows used for operating activities:
Net income (loss)	$414	(61,463)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	17,713	24,520
Equity in losses from real estate ventures	6,127	32,022
Operating distributions from real estate ventures	75	—
Provision for loss on receivables and other assets	2,061	7,592
Amortization of deferred compensation	11,657	14,311
Accretion of interest on deferred business acquisition obligations	6,060	5,479
Amortization of debt issuance costs	1,544	946
Change in:
Receivables	51,970	122,003
Prepaid expenses and other assets	(994)	(3,452)
Deferred tax assets, net	5,294	(15,409)
Excess tax benefit from share-based payment arrangements	(582)	—
Accounts payable, accrued liabilities and accrued compensation	(247,671)	(130,414)
Net cash used in operating activities	(146,332)	(3,865)

Cash flows used for investing activities:
Net capital additions – property and equipment	(4,478)	(6,952)
Business acquisitions	(26,532)	(13,783)
Capital contributions and advances to real estate ventures	(10,537)	—
Distributions, repayments of advances and sale of investments	168	873
Net cash used in investing activities	(41,379)	(19,862)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	495,270	242,619
Repayments of borrowings under credit facilities	(312,000)	(216,572)
Debt issuance costs	—	(3,938)
Shares repurchased for payment of employee taxes on stock awards	(5,856)	(625)
Excess tax adjustment from share-based payment arrangements	582	—
Common stock issued under option and stock purchase programs	172	2,369
Net cash provided by financing activities	178,168	23,853

Net (decrease) increase in cash and cash equivalents	(9,543)	126
Cash and cash equivalents, January 1	69,263	45,893
Cash and cash equivalents, March 31	$59,720	46,019

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,840	6,160
Income taxes, net of refunds	1,552	8,141
Non-cash financing activities:
Deferred business acquisition obligations	$—	2,839

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)

Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated (“Jones Lang LaSalle” which may also be referred to as “the Company” or as “the firm,” “we,” “us” or “our”) for the year ended December 31, 2009, which are included in our 2009 Annual Report, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the “Summary of Critical Accounting Policies and Estimates” section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this quarterly report and in our 2009 Annual Report for further discussion of our accounting policies and estimates.

(1) Interim Information

Our consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, our revenue and profits have tended to be higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end while we recognize certain expenses evenly throughout the year. Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared toward the benefit of our clients. Within our Investor and Occupier Services segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended March 31, 2010 and 2009 are not indicative of what our results will be for the full fiscal year.

(2) New Accounting Standards

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R).” SFAS 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of, or the right to receive benefits from, the variable interest entity that could potentially be significant to the entity. SFAS 167 also amends guidance in FIN 46(R) (i) for determining when an entity is a variable interest entity, including an additional reconsideration event for such determinations, (ii) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, (iii) to eliminate the quantitative approach previously required for determining the primary beneficiary, and (iv) to enhance disclosures regarding an enterprise’s involvement in a variable interest entity. SFAS 167 became effective for the Company on January 1, 2010. The adoption of SFAS 167 did not have a material impact on our consolidated financial statements. See Note 6 for additional information on our accounting for investments in variable interest entities.

Fair Value

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers. This provision became effective for the Company on January 1, 2010. ASU 2010-06 also requires disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. The Level 3 disclosure requirements are effective for the Company January 1, 2011. See Note 9 for additional information on fair value measurements.

(3) Revenue Recognition

We earn revenue from the following principal sources:

•	Transaction commissions;
•	Advisory and management fees;
•	Incentive fees;
•	Project and development management fees; and
•	Construction management fees.

We recognize transaction commissions related to tenant representation, agency leasing and capital markets services as income when we provide the related service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies have been satisfied.

We recognize advisory and management fees related to property management services, valuation services, corporate property services, consulting services and investment management as income in the period in which we perform the related services.

We recognize incentive fees when the performance of the underlying funds’ investments reach contractual benchmarks and other contractual formulas.

We recognize project and development management and construction management fees by applying the “percentage of completion” method of accounting. We use (i) the efforts expended method to determine the extent of progress towards completion for project and development management fees and (ii) costs incurred to total estimated costs for construction management fees.

Construction management fees, which are gross construction services revenues net of subcontract costs, were $2.2 million and $3.1 million for the three months ended March 31, 2010 and 2009, respectively. Gross construction services revenues totaled $37.4 million and $42.7 million for the three months ended March 31, 2010 and 2009, respectively. Subcontract costs totaled $35.2 million and $39.6 million for the three months ended March 31, 2010 and 2009, respectively.

We include costs in excess of billings on uncompleted construction contracts of $12.1 million and $5.9 million in “Trade receivables,” and billings in excess of costs on uncompleted construction contracts of $2.2 million and $3.9 million in “Deferred income,” respectively, in our March 31, 2010 and December 31, 2009 consolidated balance sheets.

Gross and Net Accounting. In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contracts.

Accordingly, we report a contract that provides a fixed fee billing, fully inclusive of all personnel and other recoverable expenses incurred but not separately scheduled, on a gross basis. When accounting on a gross basis, our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client.

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

Most of our service contracts use the latter structure and we account for them on a net basis. We have always presented reimbursable contract costs on a net basis in accordance with U.S. GAAP. These costs aggregated approximately $311.9 million and $264.3 million for the three months ended March 31, 2010 and 2009, respectively. This treatment has no impact on operating income, net income or cash flows.

(4) Business Segments

We manage and report our operations as four business segments:

The three geographic regions of Investor and Occupier Services (“IOS”):

(i)	Americas,
(ii)	Europe, Middle East and Africa (“EMEA”),
(iii)	Asia Pacific; and

(iv)	Investment Management, which offers investment management services on a global basis.

Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets, property management, facility management, project and development services, and advisory, consulting and valuation services. We consider “property management” to be services provided to non-occupying property investors and “facilities management” to be services provided to owner-occupiers.

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

Summarized unaudited financial information by business segment for the three months ended March 31, 2010 and 2009 is as follows ($ in thousands):

	2010	2009
Investor and Occupier Services
Americas
Segment revenue:
Revenue	$228,199	201,035
Equity income (losses)	205	(1,445)
	228,404	199,590
Operating expenses:
Compensation, operating and administrative expenses	210,450	188,158
Depreciation and amortization	8,856	15,916
Operating income (loss)	$9,098	(4,484)

EMEA
Segment revenue:
Revenue	$151,405	121,138
Equity losses	(18)	(379)
	151,387	120,759
Operating expenses:
Compensation, operating and administrative expenses	156,259	136,943
Depreciation and amortization	4,719	5,142
Operating loss	$(9,591)	(21,326)

Asia Pacific
Segment revenue:
Revenue	$135,645	105,802
Equity (losses)	—	(971)
	135,645	104,831
Operating expenses:
Compensation, operating and administrative expenses	127,099	105,517
Depreciation and amortization	3,239	2,921
Operating income (loss)	$5,307	(3,607)

Investment Management
Segment revenue:
Revenue	$65,413	66,236
Equity losses	(6,314)	(29,228)
	59,099	37,008
Operating expenses:
Compensation, operating and administrative expenses	50,026	49,560
Depreciation and amortization	899	541
Operating income (loss)	$8,174	(13,093)

Segment Reconciling Items:
Total segment revenue	$574,535	462,188
Reclassification of equity losses	(6,127)	(32,023)
Total revenue	580,662	494,211

Total segment operating expenses before restructuring charges	561,547	504,698
Restructuring charges	1,120	17,042
Operating income (loss)	$17,995	(27,529)

(5) Business Combinations, Goodwill and Other Intangible Assets

2010 Business Combinations Activity

In the first three months of 2010, we paid $17.6 million to satisfy deferred business acquisition obligations, $1.2 million for contingent consideration primarily for earn-out payments and $9.0 million to purchase a portion of the minority interest in our Indian operations.

Earn-out payments

At March 31, 2010, we had the potential to make earn-out payments on 12 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $173.2 million at March 31, 2010. These amounts will come due at various times over the next three years assuming the achievement of the applicable performance conditions.

Goodwill and Other Intangible Assets

We have $1.5 billion of unamortized intangibles and goodwill as of March 31, 2010. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on intangible and goodwill balances. Of the $1.5 billion of unamortized intangibles and goodwill, $1.42 billion represents goodwill with indefinite useful lives, which we do not amortize. We will amortize the remaining $34 million of identifiable intangibles over their remaining finite useful lives.

The following table sets forth, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
	Americas	EMEA	Asia Pacific	Investment Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2010	$893,884	344,638	184,885	18,544	1,441,951
Additions, net of adjustments	600	257	626	—	1,483
Impact of exchange rate movements	4	(21,393)	1,601	(901)	(20,689)
Balance as of March 31, 2010	$894,488	323,502	187,112	17,643	1,422,745

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
	Americas	EMEA	Asia Pacific	Investment Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2010	$80,269	16,309	11,510	125	108,213
Impact of exchange rate movements	—	(974)	81	—	(893)
Balance as of March 31, 2010	$80,269	15,335	11,591	125	107,320

Accumulated Amortization
Balance as of January 1, 2010	$(50,501)	(14,488)	(6,308)	(125)	(71,422)
Amortization expense	(1,782)	(532)	(596)	—	(2,910)
Impact of exchange rate movements	—	896	(51)	—	845
Balance as of March 31, 2010	$(52,283)	(14,124)	(6,955)	(125)	(73,487)

Net book value as of March 31, 2010	$27,986	1,211	4,636	—	33,833

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2010	$6.9
2011	7.5
2012	6.1
2013	4.3
2014	3.7
2015	3.7
Thereafter	1.6
Total	$33.8

(6) Investments in Real Estate Ventures

As of March 31, 2010, we had total investments in real estate ventures of $168.8 million, consisting of approximately 40 separate property or fund co-investments.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At March 31, 2010, our maximum potential unfunded commitment to LIC I is euro 9.3 million ($12.5 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At March 31, 2010, LIC II has unfunded capital commitments for future fundings of co-investments of $277.8 million, of which our 48.78% share is $135.5 million. The $135.5 million commitment is part of our maximum potential unfunded commitment to LIC II at March 31, 2010 of $352.3 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital. At March 31, 2010 no bridge financing arrangements were outstanding.

As of March 31, 2010, LIC II maintains a $35.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The revolving credit facility maintained by LIC I was repaid in full and expired during the fourth quarter of 2009.

The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $17.1 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $352.3 million. As of March 31, 2010, LIC II had $6.5 million of outstanding borrowings on the facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.7 million as March 31, 2010.

As of March 31, 2010, $22.3 million of our $168.8 million of investments in real estate ventures were in entities classified as variable interest entities (“VIEs”) that we analyzed for potential consolidation under SFAS 167. We evaluated each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity’s economic performance. We determined that the key activities for each of these VIEs include purchasing, leasing, approving annual operating budgets, directing day-to-day operating activities, and selling of real estate properties. In each case, we determined that we either (a) did not have the power to direct the key activities, or (b) shared power with investors, lenders, or other actively-involved third parties in directing such activities. Additionally, our exposure to loss in these VIEs is limited to the amount of our investment in the entities. Therefore, we concluded that we would not be deemed to (i) have a controlling financial interest in or (ii) be the primary beneficiary of these VIEs, and so do not consolidate these VIEs in our consolidated financial statements.

Impairment

We review our investments in real estate ventures on a quarterly basis for indications of (i) whether the carrying value of the real estate assets underlying our investments in real estate ventures may not be recoverable or (ii) whether our investment in these co-investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments, in determining whether or not our investment is other than temporarily impaired.

Due to further declines in real estate markets, which are having an adverse impact on rental income assumptions and forecasted exit capitalization rates, we determined that certain real estate investments had become impaired in the first quarter of 2010. The results of these impairment analyses were primarily responsible for our recognition of $6.5 million of non-cash charges in the first quarter of 2010, which are included in equity losses from real estate ventures, representing our equity share of these charges. It is reasonably possible that if real estate values continue to decline, we may sustain additional impairment charges on our investments in real estate ventures in future periods. We recorded $28.9 million of impairment charges in the first quarter of 2009.

(7) Stock-based Compensation

Restricted Stock Unit Awards

Along with cash base salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program for Company officers, managers and professionals.

Restricted stock unit activity for the three months ended March 31, 2010 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at January 1, 2010	2,680.4	$47.72
Granted	485.7	63.24
Vested	(264.3)	60.03
Forfeited	(33.7)	42.53
Unvested at March 31, 2010	2,868.1	$49.28	1.85 years	$209.1
Unvested shares expected to vest	2,780.6	$46.91	1.85 years	$202.7

We determined the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of March 31, 2010, there was $49.5 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units granted through March 31, 2010 over varying periods into 2015.

Shares vesting during the three months ended March 31, 2010 and 2009 had fair values of $15.9 million and $5.7 million, respectively.

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

Stock option activity for the three months ended March 31, 2010 is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at January 1, 2010	63.8	$17.13
Exercised	(9.5)	16.00
Forfeited	—	—
Outstanding at March 31, 2010	54.3	$17.33	1.73 years	$3.0
Exercisable at March 31, 2010	54.3	$17.33	1.73 years	$3.0

As of March 31, 2010, we have approximately 54,000 options outstanding, all of which vested prior to 2009. Accordingly, we recognized no compensation expense related to unvested options for the first three months of 2010.

Approximately 9,500 options were exercised during the first three months of 2010, having an intrinsic value of $0.5 million. For the same period in 2009, approximately 5,300 options were exercised, having an intrinsic value of less than $0.01 million. As a result of these exercises, we received cash of $0.2 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan - Since 1998, we have provided an Employee Stock Purchase Plan (“ESPP”) for eligible U.S.-based employees. Since April 1, 2009, program periods are one month in length, and purchases are broker-assisted on the open market at no discount to market prices. We do not record any compensation expense with respect to this program.

SAYE – The Jones Lang LaSalle Savings Related Share Option Plan (“Save As You Earn” or “SAYE”) is for eligible employees of our UK and Ireland based operations. Under this plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. The options to purchase stock with such savings vest over a period of three or five years. In the first quarter of 2010, the Company issued approximately 32,000 options at an exercise price of $52.21 under the SAYE plan. The fair values of the options granted under this plan are being amortized over their respective vesting periods. At March 31, 2010, there were approximately 389,000 options outstanding under the SAYE plan.

(8) Retirement Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31st measurement date for our plans.

Net periodic pension cost consisted of the following for the three months ended March 31, 2010 and 2009 ($ in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Employer service cost - benefits earned during the period	$614	637
Interest cost on projected benefit obligation	2,443	2,064
Expected return on plan assets	(2,791)	(2,235)
Net amortization/deferrals	322	43
Recognized actual (gains) losses	58	(6)
Net periodic pension cost	$646	503

The expected return on plan assets, included in net periodic pension cost, is based on forecasted long-term rates of return on plan assets of each individual plan; across our plans, expected returns range from 3.30% to 6.98%.

For the three months ended March 31, 2010, we have made $2.0 million in payments to our defined benefit pension plans. We expect to contribute a total of $7.4 million to our defined benefit pension plans in 2010. We made $6.6 million of contributions to these plans in the twelve months ended December 31, 2009.

(9) Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a framework for measuring fair value in generally accepted accounting principles. ASC Topic 820 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under ASC Topic 718. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair value of these contracts based on widely accepted valuation techniques. The inputs for these valuation techniques are primarily Level 2 inputs of the hierarchy. In the first quarter of 2010, we recognized a net loss of $13.5 million from the revaluation of these forward contracts, as well as a net gain associated with the revaluation of intercompany loans hedged by these forward contracts such that the net impact to earnings was not significant. At March 31, 2010, these forward exchange contracts had a gross notional value of $1.3 billion ($313.5 million on a net basis). The net payable value of these forward contracts, $13.5 million, was recorded on our balance sheet as a current asset of $6.4 million and a current liability of $19.9 million at March 31, 2010.

See Note 6, Investments in Real Estate Ventures, and “Asset Impairments, Investments in Real Estate Ventures” in our Summary of Critical Accounting Policies and Estimates in Management’s Discussion and Analysis, for discussion of our processes for evaluating investments in real estate ventures for impairment on a quarterly basis. The inputs to this quarterly impairment analysis are Level 3 inputs in the fair value hierarchy.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, receivables, accounts payable, short-term borrowings, borrowings under our credit Facilities and foreign currency forward contracts. The carrying values of cash and cash equivalents, receivables, accounts payable and short-term borrowings approximate their estimated fair values due to the short maturity of these instruments. The estimated fair value of our borrowings under our credit Facilities approximates their carrying value due to their variable interest rate terms. The fair values of our foreign currency forward contracts are disclosed above. At March 31, 2010, we have no recurring fair value measurements for financial assets and liabilities that are based on unobservable inputs or Level 3 inputs.

(10) Comprehensive Income (Loss)

For the three months ended March 31, 2010 and 2009, our comprehensive income (loss) was as follows ($ in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Net income (loss)	$414	(61,463)
Other comprehensive loss:
Foreign currency translation adjustments	(24,188)	(40,300)
Comprehensive loss	(23,774)	(101,763)

Comprehensive income attributable to noncontrolling interest	168	12

Comprehensive loss attributable to the Company	$(23,942)	(101,775)

(11) Debt

As of March 31, 2010, we had the ability to borrow up to $845.0 million on an unsecured revolving credit facility and a term loan agreement (together the “Facilities”), with capacity to borrow up to an additional $52.9 million under local overdraft facilities. There are currently 17 banks participating in our Facilities, which have a maturity of June 2012. Pricing on the Facilities ranges from LIBOR plus 225 basis points to LIBOR plus 400 basis points, with a LIBOR floor of 125 basis points. As of March 31, 2010, our pricing on the Facilities was 4.25%. The Facilities will continue to be utilized for working capital needs, investments, capital expenditures, and acquisitions. Interest and principal payments on outstanding borrowings against the facilities will fluctuate based on our level of borrowing.

As of March 31, 2010, we had $335.0 million outstanding on the Facilities ($165.0 million on our revolving credit facility and $170.0 million on our term loan facility). We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $46.7 million outstanding at March 31, 2010, with $40.2 million attributable to local overdraft facilities.

With respect to the Facilities, we must maintain a leverage ratio not exceeding 3.75 to 1 through March 2011, at which point the maximum allowable leverage ratio decreases to 3.50 to 1 through September 2011 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 2.0 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facilities) are, among other things, (i) an add-back for stock compensation expense, (ii) the addition of the EBITDA of acquired companies, including Staubach, earned prior to acquisition, as well as (iii) add-backs for certain impairment and non-recurring charges. Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment, acquisitions, capital expenditures and dividend increases. We are in compliance with all covenants as of March 31, 2010. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facilities.

The Facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2009 or the first three months of 2010, and none were outstanding as of March 31, 2010.

The effective interest rate on our debt was 4.2% in the first quarter of 2010, compared with 3.7% in the first quarter of 2009.

12) Restructuring

In the first three months of 2010, we recognized a net $1.1 million of restructuring charges, consisting of $0.8 million of employee termination costs, $0.5 million of integration-related costs incurred as a result of the Staubach acquisition, and a $0.2 million reduction in a lease termination reserve accrued in 2009.

At December 31, 2009 we had $11.5 million of employee termination costs accrued for restructuring activities. We paid employee termination costs of $5.3 million in the first three months of 2010, and have $7.0 million of accrued employee termination costs in Accrued compensation on our consolidated balance sheet at March 31, 2010.

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

(14) Subsequent Events

On April 27, 2010, the Company announced that its Board of Directors has declared a semi-annual cash dividend of $0.10 per share of its Common Stock. The dividend payment will be made on June 15, 2010 to holders of record at the close of business on May 14, 2010. At the Company’s discretion, a dividend-equivalent in the same amount also will be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan. There can be no assurances that future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remains subject to final determination by the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three months ended March 31, 2010, included herein, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009, which are included in our 2009 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com). You should also refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our 2009 Annual Report on Form 10-K.

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

Summary of Critical Accounting Policies and Estimates

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2 of notes to consolidated financial statements in our 2009 Annual Report for a summary of our significant accounting policies.

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

Asset Impairments

Within the balances of property and equipment used in our business, we have: computer equipment and software; leasehold improvements; furniture, fixtures and equipment; and automobiles. We have recorded goodwill and other identified intangibles from a series of acquisitions. We also invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 48.78% of the respective ventures. We generally account for these interests under the equity method of accounting in the accompanying consolidated financial statements due to the nature of our non-controlling ownership.

Property and Equipment—We review property and equipment owned or under capital lease for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in the first quarter of 2010 or for the entire year of 2009.

Goodwill—We do not amortize goodwill, but instead evaluate goodwill for impairment at least annually. To accomplish this annual evaluation, in the third quarter of each year we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to our reporting units as of the date of evaluation. We define reporting units as Americas IOS, EMEA IOS, Asia Pacific IOS and Investment Management. We then determine the fair value of each reporting unit based on a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of our 2009 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in 2009.

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. We determined that no indicators of impairments existed in the first quarter of 2010, since our market capitalization exceeded our book value by a significant margin as of March 31, 2010 and our forecasts of EBITDA and cash flows to be generated by each of our reporting units appeared sufficient to support the book values of net assets of each of these reporting units. As a result, we did not change our conclusion that goodwill is not impaired. However, it is possible our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions deteriorate. We will continue to monitor the relationship between the Company’s market capitalization and book value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the book values of the net assets of their respective businesses.

Investments in Real Estate Ventures—We review investments in real estate ventures on a quarterly basis for (i) indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments in real estate ventures and (ii) whether our investment in these co-investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments, in determining whether or not our investment is other than temporarily impaired.

Equity losses included impairment charges of $6.5 million in the first quarter of 2010 and $28.9 million in the first quarter of 2009, representing our equity share of the impairment charges against individual assets held by our real estate ventures. Declines in real estate markets have adversely impacted our rental income assumptions and forecasted exit capitalization rates, resulting in our determination that certain real estate investments had become impaired. It is reasonably possible that if real estate values continue to decline, we may sustain additional impairment charges on our investments in real estate ventures in future periods.

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

The table below sets forth the deferral estimated at year end, and the adjustment made in the first quarter of the following year to true-up the deferral and related amortization ($ in millions):

	December 31, 2009	December 31, 2008

Deferral of compensation, net of related amortization expense	$8.0	14.3
Change in estimated deferred compensation in the first quarter of the following year	(2.0)	(1.2)

The table below sets forth the amortization expense related to the stock ownership program for the three months ended March 31, 2010 and 2009 ($ in millions):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Current compensation expense amortization	$7.5	8.2

Current deferral of compensation net of related amortization	(1.9)	(1.0)

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the program related to 2010 and 2009 are $6.1 million and $1.6 million, respectively, at March 31, 2010.

The table below sets out certain information related to the cost of the health insurance program for the three months ended March 31, 2010 and 2009 ($ in millions):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Expense to Company	$6.0	6.3
Employee contributions	1.7	1.6
Total program cost	$7.7	7.9

•    Workers’ Compensation Insurance – Given our historical experience that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income through the three months ended March 31, 2010 and 2009 were $1.0 million and $0.9 million, respectively.

The reserves, which can relate to multiple years, were $15.9 million and $14.2 million, as of March 31, 2010 and December 31, 2009, respectively.

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

The reserves for professional indemnity insurance claims facilitated through our captive insurance company, which relate to multiple years, were $5.3 million and $5.7 million, net of receivables from third party insurers, as of March 31, 2010 and December 31, 2009, respectively.

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

Based on our forecasted results for the full year, we have estimated an effective tax rate of 23.0% for 2010 due to the mix of our income and the impact of tax planning activities.

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

Foreign Currency

We conduct business using a variety of currencies, but report our results in U.S. dollars, as a result of which our reported results may be positively or negatively impacted by the volatility of currencies against the U.S. dollar. This volatility can make it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations; as such, our results may indicate a growth rate that might not have been consistent with the real underlying growth or decline rate in the local operations. As a result, we provide information about the impact of foreign currencies in the period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition in the Results of Operations section below.

Seasonality

Historically, our revenue and profits have tended to be higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain of our expenses are constant throughout the year.

Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared towards the benefit of our clients.

Within our Investor and Occupier Services segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended March 31, 2010 and 2009 are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications

We report “Equity in (losses) earnings from unconsolidated ventures” in the consolidated statement of operations after “Operating (loss) income.” However, for segment reporting we reflect “Equity in (losses) earnings from real estate ventures” within “Total revenue.” See Note 4 of the notes to consolidated financial statements for “Equity in (losses) earnings from real estate ventures” reflected within segment revenues, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 4) measures segment results with “Equity in (losses) earnings from real estate ventures” included in segment revenues.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

In order to provide more meaningful year-to-year comparisons of our reported results, we have included in the table below the U.S. dollar and local currency movements in the consolidated statements of earnings ($ in millions).

($ in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Change in U.S. dollars			% Change in Local Currency
Revenue	$580.7	$494.2	$86.5	18%		12%

Compensation and benefits	387.4	342.6	44.8	13%		8%
Operating, administrative and other	156.5	137.6	18.9	14%		7%
Depreciation and amortization	17.7	24.5	(6.8)	(28%	)	(31%	)
Restructuring charges	1.1	17.0	(15.9)	n.m.		n.m.
Total operating expenses	562.7	521.7	41.0	8%		3%
Operating income (loss)	$18.0	$(27.5)	$45.5	n.m.		n.m.
(n.m. - not meaningful )

Revenue for the first quarter of 2010 was $581 million, an increase of 18% in U.S. dollars and 12% in local currency, due to strong year-over-year growth in all Investor and Occupier Services (“IOS”) segments. All significant product categories showed double digit growth with exception of Project & Development Services, which decreased 4%. Our LaSalle Investment Management segment was the only segment that did not show year-over-year growth, with revenues decreasing 1% in U.S. dollars and 7% in local currencies.

Operating expenses excluding Restructuring charges were $562 million for the first quarter, compared with $505 million in 2009. On a local currency basis, operating expenses excluding restructuring charges increased only 6% despite increased incentive compensation related to higher transaction activity and incremental costs related to new corporate outsourcing mandates compared with a year ago.

Equity in losses from real estate ventures in the first quarter of 2010 were $6 million, compared to losses of $32 million in the first quarter of 2009, driven by non-cash impairment charges. Despite improving real estate markets the Company continued to see a decline in some of the underlying assets of its co-investments, generating impairment charges.

The effective tax rate for the first quarter of 2010 was 23.0%. Based on our forecasted results for the full year, we estimate that our effective tax rate will be 23.0% for all of 2010.

Segment Operating Results

We manage and report our operations as four business segments:

The three geographic regions of Investor and Occupier Services (“IOS”):

(i)	Americas,
(ii)	Europe, Middle East and Africa (“EMEA”),
(iii)	Asia Pacific; and

(iv)	Investment Management, which offers investment management services on a global basis.

Each geographic region offers our full range of Investor Services, Capital Markets and Occupier Services. The IOS business consists primarily of tenant representation and agency leasing, capital markets, property management, facility management, project and development services, and advisory, consulting and valuation services. We consider “property management” to be services provided to non-occupying property investors and “facilities management” to be services provided to owner-occupiers.

The Investment Management segment provides investment management services to institutional investors and high-net-worth individuals.

We have not allocated “Restructuring charges” to the business segments for segment reporting purposes; therefore, we do not include these costs in the discussions below. Also, for segment reporting we show “Equity in (losses) earnings from real estate ventures” within our revenue line since it is an integral part of our Investment Management segment.

Investor and Occupier Services

Americas

($ in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Change
Revenue	$228.4	$199.6	$28.8	14%
Operating expense	219.3	204.1	15.2	7%
Operating income (loss)	$9.1	$(4.5)	$13.6	n.m.
(n.m. - not meaningful)

First-quarter revenue in the Americas region was $228 million, an increase of 14% over the prior year, reflecting an improved transactional environment offset by continued lower levels of client capital expenditures that negatively impacted the Project & Development Services business. Transactional revenue grew significantly, Leasing revenue increased 19% and Capital Markets and Hotels revenue grew 25%. Property and Facilities Management continued to show strong growth increasing 34%.

Operating expenses were $219 million in the first quarter, 7% higher than a year ago, driven by higher incentive compensation expense related to increased transaction revenue as well as the cost of serving more outsourcing clients.

EMEA

($ in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$151.4	$120.8	$30.6	25%	17%
Operating expense	161.0	142.1	18.9	13%	6%
Operating loss	$(9.6)	$(21.3)	$11.7	(55%)	(58%)

EMEA’s first-quarter 2010 revenue was $151 million compared with $121 million in 2009, an increase of 25%, 17% in local currency. Revenue in England and Germany increased over the prior year by 47% and 14%, respectively, and Russia’s performance stabilized as revenue increased 59% in the first quarter of 2010 from very low levels in 2009. EMEA’s revenue grew in all major categories. Transaction based revenues increased significantly, with Leasing revenue growing 31%, 23% in local currency and Capital Markets and Hotels growing 67%, 55% in local currency.

Operating expenses were $161 million in the first quarter, an increase of 13% from the prior year, 6% in local currency, primarily due to increased variable compensation expense related to increased transactional activity levels across the region.

Asia Pacific

($ in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$135.6	$104.8	$30.8	29%	15%
Operating expense	130.3	108.4	21.9	20%	7%
Operating income (loss)	$5.3	$(3.6)	$8.9	n.m.	n.m.
(n.m. - not meaningful)

Revenue in the Asia Pacific region was $136 million for the first quarter of 2010, compared with $105 million for the same period in 2009, an increase of 29%, 15% in local currency. The year-over-year increase was driven by transactional revenue improvement compared with a year ago. Leasing revenue increased 44%, 31% in local currency.

Operating expenses for the region were $130 million for the quarter, an increase of only 7% year over year in local currency, despite incremental costs related to serving more corporate outsourcing clients and higher variable compensation associated with increased transactional revenue.

Investment Management

($ in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$65.4	$66.2	$(0.8)	(1%)	(7%)
Equity losses	(6.3)	(29.2)	22.9	(78%)	(78%)
Total revenue	59.1	37.0	22.1	60%	50%
Operating expense	50.9	50.1	0.8	2%	(3%)
Operating income (loss)	$8.2	$(13.1)	$21.3	n.m.	n.m.
(n.m. - not meaningful)

LaSalle Investment Management’s first-quarter Advisory fees were $59 million, comparable with $60 million in the first quarter of 2009, though down 7 % in local currency. The business recognized $6 million of Incentive fees in the first quarter of 2010 after reaching specified performance objectives against established benchmarks for certain funds. Asset purchases, a key driver of Transaction fees, were limited by the low levels of assets available at attractive prices.

During the quarter, LaSalle Investment Management secured new separate account mandates and portfolio takeovers of over $3 billion and raised nearly $400 million of net equity for its funds and public securities business. The significant number of new commitments and portfolio takeovers reflect LaSalle’s strong performance track record and reputation in the market. Assets under management at March 31, 2010 were $39.9 billion, similar to the level at December 31, 2009.

Consolidated Cash Flows

Cash Flows Used In Operating Activities

During the first quarter of 2010, we used $146 million of cash for operating activities, an increase of $142 million from the $4 million used in the first quarter of 2009. The year-over-year $142 million increase in cash used for operating activities was driven by the $117 million increase in cash used related to changes in accounts payable, accrued liabilities and accrued compensation, primarily as a result of the timing of the payment of annual incentive compensation. Nearly all annual incentive compensation for 2009 was paid by the first quarter of 2010, compared to the prior year when the majority of 2008’s incentive compensation was paid in the second quarter of 2009.

Cash Flows Used In Investing Activities

We used $41 million of cash for investing activities in the first quarter of 2010, a $21 million increase from the $20 million used in the first quarter of 2009. The $21 million increase was driven by a $13 million increase in cash used for acquisitions and a net $11 million increase in co-investment activity, partially off-set by a $2 million decrease in capital expenditures. In the first quarter of 2010, we paid $27 million in connection with prior years’ acquisitions, primarily $18 million for deferred business acquisition obligations and $9 million to purchase a portion of the minority interest in our Indian operations.

Cash Flows Provided By Financing Activities

Financing activities provided $178 million of net cash in the first quarter of 2010, a $154 million increase over the $24 million provided by financing activities in the first quarter of 2009. This increase was driven by a net $157 million increase in borrowings under our credit facilities, primarily in support of payment of annual incentive compensation as described in the discussion of cash flows used in operating activities above.

Liquidity and Capital Resources

Historically, we have financed our operations, co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities

In July 2008, we exercised the accordion feature on our unsecured revolving credit facility to increase the facility from $575 million to $675 million. In addition, we entered into a $200 million term loan agreement (which was fully drawn and requires eight quarterly principal payments of $5 million commencing December 31, 2008, six quarterly principal payments of $7.5 million commencing December 31, 2010 and the balance payable June 6, 2012), with terms and pricing similar to our existing revolving credit facility. As a result of these changes, the total capacity of both the revolving facility and term loan (together the “Facilities”), increased to $875 million. Total capacity of the Facilities was $845 million as of March 31, 2010.

In December 2008, we amended the Facilities to increase the maximum allowable leverage ratio to 3.50 to 1, from 3.25 to 1, provide additions to Adjusted EBITDA for certain non-recurring charges and modify certain other definitions and pricing while keeping the borrowing capacity and the maturity, June 6, 2012, unchanged.

In June 2009, we amended the Facilities to (i) increase the maximum allowable leverage ratio to 3.75 to 1 through March 2011, at which point the maximum allowable leverage ratio will decrease to 3.50 to 1 through September 2011 and 3.25 to 1 thereafter, (ii) increase the permitted additions to Adjusted EBITDA for certain non-recurring charges and (iii) modify certain other definitions and pricing while keeping the unsecured borrowing capacity and the maturity, June 6, 2012, unchanged.

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

Lender approval or waiver is required for certain levels of co-investment, acquisitions, capital expenditures and dividend increases. We are in compliance with all covenants as of March 31, 2010. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facilities.

As of March 31, 2010, pricing on the Facilities was 4.25%. We will continue to use the Facilities for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the revolving facility will fluctuate based on our level of borrowing needs. We also have capacity to borrow an additional $52.9 million under local overdraft facilities.

As of March 31, 2010, we had $335.0 million outstanding on the Facilities ($165.0 million on our revolving credit facility and $170.0 million on our term loan facility). The average borrowing rate on the Facilities was 4.2% in the first quarter of 2010 as compared with an average borrowing rate of 3.7% in the first quarter of 2009. We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $46.7 million outstanding at March 31, 2010, with $40.2 million attributable to local overdraft facilities.

The Facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2009 or the first three months of 2010, and none were outstanding as of March 31, 2010.

We believe that the Facilities, together with our local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our foreseeable needs to fund working capital, co-investment activities, dividend payments, capital expenditures and acquisitions.

Co-investment Activity

As of March 31, 2010, we had total investments in real estate ventures of $168.8 million in approximately 40 separate property or fund co-investments.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At March 31, 2010, our maximum potential unfunded commitment to LIC I is euro 9.3 million ($12.5 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At March 31, 2010, LIC II has unfunded capital commitments for future fundings of co-investments of $277.8 million, of which our 48.78% share is $135.5 million. The $135.5 million commitment is part of our maximum potential unfunded commitment to LIC II at March 31, 2010 of $352.3 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital. At March 31, 2010 no bridge financing arrangements were outstanding.

As of March 31, 2010, LIC II maintains a $35.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The revolving credit facility maintained by LIC I was repaid in full and expired during the fourth quarter of 2009.

The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $17.1 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $352.3 million. As of March 31, 2010, LIC II had $6.5 million of outstanding borrowings on the facility.

We expect to continue to pursue co-investment opportunities with our real estate investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. The net co-investment funding for 2010 is anticipated to be between $40 million and $50 million (planned co-investment less return of capital from liquidated co-investments).

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.7 million as March 31, 2010.

Share Repurchase and Dividend Programs

Since October 2002, our Board of Directors has approved five share repurchase programs. At March 31, 2010, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2009 or in the first three months of 2010. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans.

The Company announced on April 27, 2010 that its Board of Directors has declared a semi-annual cash dividend of $0.10 per share on its common stock. The dividend payment will be made on June 15, 2010, to holders of record at the close of business on May 14, 2010. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by the Company’s Board of Directors.

Capital Expenditures and Business Acquisitions

Capital expenditures for the first three months of 2010 were $5 million, net, compared to $7 million for the same period in 2009. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space. Capital expenditures have decreased significantly from 2008, as we completed the implementation of several global information systems in 2008 and have spent less on capital items related to acquisition integrations.

In the first three months of 2010, we used $27 million in connection with acquisitions, primarily for deferred payments and earn-out payments related to acquisitions we completed in prior years. Terms for our acquisitions completed in prior years included cash paid at closing, with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaling $373 million at March 31, 2010 on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At March 31, 2010, we had the potential to make earn-out payments on 12 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $173 million at March 31, 2010. These amounts will come due at various times over the next three years assuming the achievement of the applicable performance conditions.

Our 2007 acquisition of Indian real estate services company Trammell Crow Meghraj (TCM) has provisions for a payment to be made in 2012 for the repurchase of shares exchanged in the legal merger of TCM into the Company’s India operations. This payment will be based on formulas and independent valuations, and accordingly is not quantifiable at this time. An estimate of this obligation based on the original value of shares exchanged is reflected on our balance sheet within the Minority shareholder redemption liability.

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

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our revolving multi-currency credit facility and our term loan facility (together the “Facilities”), which are available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facilities were $282.8 million during the three months ended March 31, 2010, and the effective interest rate was 4.2%. As of March 31, 2010, we had $335.0 million outstanding under the Facilities. The Facilities bear a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We entered into no such agreements in 2009 or the first three months of 2010, and we had no such agreements outstanding at March 31, 2010.

Foreign Exchange

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue outside of the United States totaled 56% and 55% of our total revenue for the three months ended March 31, 2010 and 2009, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the euro (14% of revenues for the three months ended March 31, 2010) and the British pound (12% of revenues for the three months ended March 31, 2010).

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

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. In the first quarter of 2010, we recognized a net loss of $13.5 million from the revaluation of these forward contracts, as well as a net gain associated with the revaluation of intercompany loans hedged by these forward contracts such that the net impact to earnings was not significant. At March 31, 2010, these forward exchange contracts had a gross notional value of $1.3 billion ($313.5 million on a net basis). The net payable value of these forward contracts, $13.5 million, was recorded on our balance sheet as a current asset of $6.4 million and a current liability of $19.9 million at March 31, 2010.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of March 31, 2010, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

For other risk factors inherent in our business, see Item 1A. Risk Factors in our 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the other members of senior management and the Board of Directors.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

J. Corey Lewis

Director of Internal Audit

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

We discuss those risks, uncertainties and other factors in (i) our Annual Report on Form 10-K for the year ended December 31, 2009 in Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (ii) in this Quarterly Report on Form 10-Q in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (iii) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May, 2010.

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