Form 10-Q
period 2010-06-30
JONES LANG LASALLE INC
filed 2010-08-06
CIK 1037976

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).    ☒  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on August 2, 2010 was 42,635,556.

Part I Financial Information

Item 1. Financial Statements

JONES LANG LASALLE INCORPORATED

Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

($ in thousands, except share data) Assets	June 30, 2010 (unaudited)	December 31, 2009
Current assets:
Cash and cash equivalents	$54,994	69,263
Trade receivables, net of allowances of $33,044 and $36,994	621,523	669,993
Notes and other receivables	80,035	73,984
Prepaid expenses	41,729	35,689
Deferred tax assets	79,985	82,793
Other	16,443	8,196
Total current assets	894,709	939,918
Property and equipment, net of accumulated depreciation of $307,755 and $290,250	192,498	213,708
Goodwill, with indefinite useful lives	1,399,668	1,441,951
Identified intangibles, with finite useful lives, net of accumulated amortization of $75,203 and $71,422	30,856	36,791
Investments in real estate ventures	162,106	167,310
Long-term receivables, net	46,376	52,941
Deferred tax assets, net	139,283	139,406
Other	101,642	104,908
Total assets	$2,967,138	3,096,933
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$300,903	347,650
Accrued compensation	302,341	479,628
Short-term borrowings	63,737	23,399
Deferred tax liabilities	1,164	1,164
Deferred income	36,775	38,575
Deferred business acquisition obligations	92,393	106,330
Other	105,069	98,349
Total current liabilities	902,382	1,095,095
Noncurrent liabilities:
Credit facilities	268,000	175,000
Deferred tax liabilities	7,797	3,210
Deferred compensation	21,013	27,039
Pension liabilities	6,579	8,210
Deferred business acquisition obligations	279,334	287,259
Minority shareholder redemption liability	33,273	32,475
Other	72,448	86,031
Total liabilities	1,590,826	1,714,319
Commitments and contingencies
Company shareholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized;
42,059,599 and 41,843,947 shares issued and outstanding	421	418
Additional paid-in capital	870,368	854,227
Retained earnings	559,188	531,456
Shares held in trust	(5,003)	(5,196)
Accumulated other comprehensive loss	(51,532)	(1,976)
Total Company shareholders’ equity	1,373,442	1,378,929
Noncontrolling interest	2,870	3,685
Total equity	1,376,312	1,382,614
Total liabilities and equity	$2,967,138	3,096,933

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2010 and 2009

($ in thousands, except share data) (unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Revenue	$680,319	576,138	$1,260,981	1,070,350

Operating expenses:
Compensation and benefits	438,408	381,376	825,789	723,931
Operating, administrative and other	163,042	140,653	319,495	278,276
Depreciation and amortization	17,532	21,367	35,246	45,887
Restructuring charges	3,996	15,386	5,116	32,428
Total operating expenses	622,978	558,782	1,185,646	1,080,522

Operating income (loss)	57,341	17,356	75,335	(10,172)

Interest expense, net of interest income	12,918	14,528	24,248	27,286
Equity in losses from unconsolidated ventures	(2,796)	(19,248)	(8,924)	(51,271)

Income (loss) before income taxes and noncontrolling interest	41,627	(16,420)	42,163	(88,729)

Provision (benefit) for income taxes	9,574	(2,463)	9,698	(13,310)
Net income (loss)	32,053	(13,957)	32,465	(75,419)

Net income attributable to noncontrolling interest	78	190	246	202

Net income (loss) attributable to the Company	31,975	(14,147)	32,219	(75,621)
Net income (loss) attributable to common shareholders	$31,757	(14,433)	$32,001	(75,907)

Basic earnings (loss) per common share	$0.76	$(0.40)	$0.76	$(2.15)
Basic weighted average shares outstanding	42,037,112	35,835,788	41,975,448	35,231,252

Diluted earnings (loss) per common share	$0.72	$(0.40)	$0.73	$(2.15)
Diluted weighted average shares outstanding	44,249,698	35,835,788	44,085,326	35,231,252

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statement of Changes in Equity

For the Six Months Ended June 30, 2010

($ in thousands, except share data) (unaudited)

	Company Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Shares Held in Trust	Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount

Balances at December 31, 2009	41,843,947	$418	854,227	531,456	(5,196)	(1,976)	3,685	$1,382,614

Net income	—	—	—	32,219	—	—	246	32,465

Shares issued under stock compensation programs	303,094	4	864	—	—	—	—	868

Shares repurchased for payment of taxes on stock awards	(87,442)	(1)	(5,905)	—	—	—	—	(5,906)

Tax adjustments due to vestings and exercises	—	—	710	—	—	—	—	710

Amortization of stock compensation	—	—	20,472	—	—	—	—	20,472

Dividends declared	—	—	—	(4,487)	—	—	—	(4,487)

Shares held in trust	—	—	—	—	193	—	—	193

Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	(1,061)	(1,061)

Foreign currency translation adjustments	—	—	—	—	—	(49,556)	—	(49,556)

Balance at June 30, 2010	42,059,599	$421	870,368	559,188	(5,003)	(51,532)	2,870	$1,376,312

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

($ in thousands) (unaudited)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Cash flows from operating activities:
Net income (loss)	$32,465	(75,419)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	35,246	45,887
Equity in losses from real estate ventures	8,924	51,271
Operating distributions from real estate ventures	150	—
Gain on investments	—	(1,381)
Provision for loss on receivables and other assets	8,142	12,307
Amortization of deferred compensation	19,715	24,793
Accretion of interest on deferred business acquisition obligations	12,221	11,719
Amortization of debt issuance costs	3,088	1,980
Change in:
Receivables	8,360	136,214
Prepaid expenses and other assets	(14,520)	(10,229)
Deferred tax assets, net	7,517	(34,160)
Excess tax benefit from share-based payment arrangements	(710)	—
Accounts payable, accrued liabilities and accrued compensation	(200,961)	(248,843)
Net cash used in operating activities	(80,363)	(85,861)

Cash flows from investing activities:
Net capital additions – property and equipment	(13,658)	(21,031)
Business acquisitions	(33,471)	(9,885)
Capital contributions and advances to real estate ventures	(13,945)	(19,498)
Distributions, repayments of advances and sale of investments	2,715	769
Net cash used in investing activities	(58,359)	(49,645)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	763,839	660,107
Repayments of borrowings under credit facilities	(630,501)	(731,506)
Debt issuance costs	(70)	(11,183)
Issuance of common stock, net	—	217,831
Shares repurchased for payment of employee taxes on stock awards	(5,906)	(626)
Excess tax adjustment from share-based payment arrangements	710	—
Common stock issued under option and stock purchase programs	868	3,128
Payment of dividends	(4,487)	(3,814)
Net cash provided by financing activities	124,453	133,937

Net decrease in cash and cash equivalents	(14,269)	(1,569)
Cash and cash equivalents, January 1	69,263	45,893
Cash and cash equivalents, June 30	$54,994	44,324

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,970	13,770
Income taxes, net of refunds	9,666	18,786
Non-cash financing activities:
Deferred business acquisition obligations	$—	5,419

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

(1) Interim Information

Our consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, our revenue and profits have tended to be higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end while we recognize certain expenses evenly throughout the year. Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared toward the benefit of our clients. Within our Investor and Occupier Services segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended June 30, 2010 and 2009 are not indicative of what our results will be for the full fiscal year.

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

Construction management fees, which are gross construction services revenues net of subcontract costs, were $1.5 million and $2.6 million for the three months ended June 30, 2010 and 2009, respectively, and $3.6 million and $5.6 million for the six months ended June 30, 2010 and 2009, respectively. Gross construction services revenues totaled $36.6 million and $42.2 million for the three months ended June 30, 2010 and 2009, respectively, and $73.9 million and $84.8 million for the six months ended June 30, 2010 and 2009, respectively. Subcontract costs totaled $35.1 million and $39.6 million for the three months ended June 30, 2010 and 2009, respectively, and $70.3 million and $79.2 million for the six months ended June 30, 2010 and 2009, respectively.

We include costs in excess of billings on uncompleted construction contracts of $12.4 million and $5.9 million in “Trade receivables,” and billings in excess of costs on uncompleted construction contracts of $2.5 million and $3.9 million in “Deferred income,” respectively, in our June 30, 2010 and December 31, 2009 consolidated balance sheets.

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

Most of our service contracts use the latter structure and we account for them on a net basis. We have always presented reimbursable contract costs on a net basis in accordance with U.S. GAAP. These costs aggregated approximately $313.6 million and $316.5 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $625.5 million and $580.8 million for the six months ended June 30, 2010 and 2009, respectively. This treatment has no impact on operating income, net income or cash flows.

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

Summarized unaudited financial information by business segment for the three and six months ended June 30, 2010 and 2009 is as follows ($ in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Investor and Occupier Services
Americas
Segment revenue:
Revenue	$295,485	248,354	523,683	449,389
Equity income (losses)	36	233	241	(1,211)
	295,521	248,587	523,924	448,178
Operating expenses:
Compensation, operating and administrative expenses	254,217	217,416	464,666	405,575
Depreciation and amortization	8,861	12,523	17,718	28,439
Operating income	$32,443	18,648	41,540	14,164

EMEA
Segment revenue:
Revenue	$170,762	143,451	322,167	264,590
Equity losses	(15)	(580)	(33)	(959)
	170,747	142,871	322,134	263,631
Operating expenses:
Compensation, operating and administrative expenses	160,554	138,374	316,814	275,316
Depreciation and amortization	4,308	5,234	9,027	10,376
Operating income (loss)	$5,885	(737)	(3,707)	(22,061)

Asia Pacific
Segment revenue:
Revenue	$154,704	120,671	290,349	226,473
Equity losses	—	(1,401)	—	(2,372)
	154,704	119,270	290,349	224,101
Operating expenses:
Compensation, operating and administrative expenses	140,494	113,535	267,592	219,053
Depreciation and amortization	3,094	3,072	6,333	5,993
Operating income (loss)	$11,116	2,663	16,424	(945)

Investment Management
Segment revenue:
Revenue	$59,368	63,662	124,782	129,898
Equity losses	(2,817)	(17,500)	(9,132)	(46,729)
	56,551	46,162	115,650	83,169
Operating expenses:
Compensation, operating and administrative expenses	46,184	52,704	96,211	102,263
Depreciation and amortization	1,270	538	2,169	1,079
Operating income (loss)	$9,097	(7,080)	17,270	(20,173)

Segment Reconciling Items:
Total segment revenue	$677,523	556,890	1,252,057	1,019,079
Reclassification of equity losses	(2,796)	(19,248)	(8,924)	(51,271)
Total revenue	$680,319	576,138	1,260,981	1,070,350

Total segment operating expenses before restructuring charges	618,982	543,396	1,180,530	1,048,094
Restructuring charges	3,996	15,386	5,116	32,428
Operating income (loss)	$57,341	17,356	75,335	(10,172)

(5) Business Combinations, Goodwill and Other Intangible Assets

2010 Business Combinations Activity

In the first six months of 2010, we paid $23.2 million to satisfy deferred business acquisition obligations, $1.2 million for contingent consideration primarily for earn-out payments and $9.0 million to purchase a portion of the minority interest in our Indian operations.

Earn-out payments

At June 30, 2010, we had the potential to make earn-out payments on 12 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $168.9 million at June 30, 2010. These amounts will come due at various times over the next three years assuming the achievement of the applicable performance conditions.

Goodwill and Other Intangible Assets

We have $1.4 billion of unamortized intangibles and goodwill as of June 30, 2010. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on intangible and goodwill balances. Of the $1.4 billion of unamortized intangibles and goodwill, we will amortize the $31 million of identifiable intangibles over their remaining finite useful lives, and the remaining balance represents goodwill with indefinite useful lives, which we do not amortize.

The following table sets forth, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Investor and Occupier Services
	Americas	EMEA	Asia Pacific	Investment Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2010	$893,884	344,638	184,885	18,544	1,441,951
Additions, net of adjustments	600	257	626	—	1,483
Impact of exchange rate movements	987	(40,783)	(3,086)	(884)	(43,766)
Balance as of June 30, 2010	$895,471	304,112	182,425	17,660	1,399,668

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Investor and Occupier Services
	Americas	EMEA	Asia Pacific	Investment Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2010	$80,269	16,309	11,510	125	108,213
Impact of exchange rate movements	(100)	(1,909)	(150)	5	(2,154)
Balance as of June 30, 2010	$80,169	14,400	11,360	130	106,059

Accumulated Amortization
Balance as of January 1, 2010	$(50,501)	(14,488)	(6,308)	(125)	(71,422)
Amortization expense	(3,563)	(934)	(1,190)	—	(5,687)
Impact of exchange rate movements	(5)	1,808	108	(5)	1,906
Balance as of June 30, 2010	$(54,069)	(13,614)	(7,390)	(130)	(75,203)

Net book value as of June 30, 2010	$26,100	786	3,970	—	30,856

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2010	$4.1
2011	7.5
2012	6.1
2013	4.3
2014	3.7
2015	3.6
Thereafter	1.6
Total	$30.9

(6) Investments in Real Estate Ventures

As of June 30, 2010, we had total investments in real estate ventures of $162.1 million, consisting of approximately 40 separate property or fund co-investments.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At June 30, 2010, our maximum potential unfunded commitment to LIC I is euro 9.3 million ($11.3 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At June 30, 2010, LIC II has unfunded capital commitments for future fundings of co-investments of $268.2 million, of which our 48.78% share is $130.8 million. The $130.8 million commitment is part of our maximum potential unfunded commitment to LIC II at June 30, 2010 of $348.7 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital. At June 30, 2010, no bridge financing arrangements were outstanding.

As of June 30, 2010, LIC II maintains a $35.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The revolving credit facility maintained by LIC I was repaid in full and expired during the fourth quarter of 2009.

The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $17.1 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $348.7 million. As of June 30, 2010, LIC II had $7.7 million of outstanding borrowings on the facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.7 million as of June 30, 2010.

As of June 30, 2010, $22.3 million of our $162.1 million of investments in real estate ventures were in entities classified as variable interest entities (“VIEs”) that we analyzed for potential consolidation under SFAS 167. We evaluated each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity’s economic performance. We determined that the key activities for each of these VIEs include purchasing, leasing, approving annual operating budgets, directing day-to-day operating activities, and selling of real estate properties. In each case, we determined that we either (a) did not have the power to direct the key activities, or (b) shared power with investors, lenders, or other actively-involved third parties in directing such activities. Additionally, our exposure to loss in these VIEs is limited to the amount of our investment in the entities. Therefore, we concluded that we would not be deemed to (i) have a controlling financial interest in or (ii) be the primary beneficiary of these VIEs, and so do not consolidate these VIEs in our consolidated financial statements.

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

Due to declines in real estate markets, which have had an adverse impact on rental income assumptions and forecasted exit capitalization rates, we determined that certain real estate investments had become impaired in the first six months of 2010. Included in equity losses from real estate ventures for the first six months of 2010 are $8.7 million of impairment charges, representing our equity share of these charges. It is reasonably possible that if real estate values continue to decline, we may sustain additional impairment charges on our investments in real estate ventures in future periods. We recognized $43.8 million of impairment charges in the first six months of 2009.

(7) Stock-based Compensation

Restricted Stock Unit Awards

Along with cash base salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program for Company officers, managers and professionals.

Restricted stock unit activity for the three months ended June 30, 2010 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at April 1, 2010	2,855.4	$49.26
Granted	10.5	75.59
Vested	(8.5)	44.92
Forfeited	(5.4)	43.07
Unvested at June 30, 2010	2,852.0	$49.38	1.61 years	$187.2

Restricted stock unit activity for the six months ended June 30, 2010 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at January 1, 2010	2,680.7	$47.72
Granted	497.3	63.50
Vested	(273.0)	59.55
Forfeited	(53.0)	45.51
Unvested at June 30, 2010	2,852.0	$49.38	1.61 years	$187.2
Unvested shares expected to vest	2,765.7	$49.27	1.62 years	$181.5

We determined the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of June 30, 2010, there was $41.6 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units granted through June 30, 2010 over varying periods into 2015.

Shares vesting during the six months ended June 30, 2010 and 2009 had fair values of $16.3 million and $7.1 million, respectively.

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

Stock option activity for the three months ended June 30, 2010 is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at April 1, 2010	54.3	$17.33
Exercised	(1.4)	16.08
Forfeited	(2.0)	15.13
Outstanding at June 30, 2010	50.9	$17.45	1.59 years	$2.5

Stock option activity for the six months ended June 30, 2010 is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at January 1, 2010	63.8	$17.13
Exercised	(10.9)	16.01
Forfeited	(2.0)	15.13
Outstanding at June 30, 2010	50.9	$17.45	1.59 years	$2.5
Exercisable at June 30, 2010	50.9	$17.45	1.59 years	$2.5

As of June 30, 2010, we have approximately 51,000 options outstanding, all of which vested prior to 2009. Accordingly, we recognized no compensation expense related to unvested options for the first six months of 2010.

Approximately 11,000 options were exercised during the first six months of 2010, having an intrinsic value of $0.5 million. For the same period in 2009, approximately 32,500 options were exercised, having an intrinsic value of less than $0.3 million. As a result of these exercises, we received cash of $0.3 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively.

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan - Since 1998, we have provided an Employee Stock Purchase Plan (“ESPP”) for eligible U.S.-based employees. Since April 1, 2009, program periods are one month in length, and purchases are broker-assisted on the open market at no discount to market prices. We do not record any compensation expense with respect to this program.

SAYE – The Jones Lang LaSalle Savings Related Share Option Plan (“Save As You Earn” or “SAYE”) is for eligible employees of our UK and Ireland based operations. Under this plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. The options to purchase stock with such savings vest over a period of three or five years. In the first quarter of 2010, the Company issued approximately 31,500 options at an exercise price of $52.21 under the SAYE plan. No options were issued in the second quarter of 2010. The fair values of the options granted under this plan are being amortized over their respective vesting periods. At June 30, 2010, there were approximately 354,000 options outstanding under the SAYE plan.

(8) Retirement Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31st measurement date for our plans.

Net periodic pension cost consisted of the following for the three months and six months ended June 30, 2010 and 2009 ($ in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Employer service cost - benefits earned during the period	$659	553	1,273	1,190
Interest cost on projected benefit obligation	2,528	1,979	4,971	4,043
Expected return on plan assets	(2,910)	(2,172)	(5,701)	(4,407)
Net amortization/deferrals	330	34	652	77
Recognized actual losses (gains)	56	(70)	114	(76)
Net periodic pension cost	$663	324	1,309	827

The expected return on plan assets, included in net periodic pension cost, is based on forecasted long-term rates of return on plan assets of each individual plan; across our plans, expected returns range from 3.30% to 6.98%.

For the six months ended June 30, 2010, we have made $3.4 million in payments to our defined benefit pension plans. We expect to contribute a total of $6.7 million to our defined benefit pension plans in 2010. We made $6.6 million of contributions to these plans in the twelve months ended December 31, 2009.

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

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair value of these contracts based on widely accepted valuation techniques. The inputs for these valuation techniques are primarily Level 2 inputs of the hierarchy. In the second quarter of 2010, we recognized a net loss of $9.8 million from the revaluation of these forward contracts, as well as a net gain associated with the revaluation of intercompany loans hedged by these forward contracts such that the net impact to earnings was not significant. At June 30, 2010, these forward exchange contracts had a gross notional value of $1.2 billion ($488.2 million on a net basis). The net payable value of these forward contracts, $9.8 million, was recorded on our balance sheet as a current asset of $10.8 million and a current liability of $20.6 million at June 30, 2010.

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, receivables, accounts payable, short-term borrowings, borrowings under our credit Facilities and foreign currency forward contracts. The carrying values of cash and cash equivalents, receivables, accounts payable and short-term borrowings approximate their estimated fair values due to the short maturity of these instruments. The estimated fair value of our borrowings under our credit Facilities approximates their carrying value due to their variable interest rate terms. The fair values of our foreign currency forward contracts are disclosed above. At June 30, 2010, we have no recurring fair value measurements for financial assets and liabilities that are based on unobservable inputs or Level 3 inputs.

(10) Earnings (Loss) Per Share and Net Income (Loss) Attributable to Common Shareholders

We calculate earnings per share by dividing net income (loss) available to common shareholders by weighted average shares outstanding. To calculate net income (loss) attributable to common shareholders, we subtract dividend-equivalents (net of tax) paid on outstanding but unvested shares of restricted stock units from net income (loss) in the period the dividend is declared. Included in the calculations of net income (loss) attributable to common shareholders are dividend-equivalents of $0.2 million net of tax, declared and paid in the second quarter of 2010, and $0.3 million net of tax, declared and paid in the second quarter of 2009.

For the three and six months ended June 30, 2010 the difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive impact of common stock equivalents. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods. Due to the net loss for the three and six months ended June 30, 2009, basic shares were not increased by common stock equivalents in the calculations of diluted shares as the impact would have been anti-dilutive.

The following table details the calculations of basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009 ($ in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net income (loss) attributable to the Company	$31,975	$(14,147)	32,219	(75,621)
Dividends on unvested common stock, net of tax benefit	218	286	218	286
Net income (loss) attributable to common shareholders	$31,757	$(14,433)	32,001	(75,907)
Basic weighted average shares outstanding	42,037,112	35,835,788	41,975,448	35,231,252
Basic income (loss) per common share before dividends on unvested common stock	$0.76	(0.39)	0.77	(2.14)
Dividends on unvested common stock, net of tax benefit	—	(0.01)	(0.01)	(0.01)
Basic earnings (loss) per common share	$0.76	(0.40)	0.76	(2.15)
Diluted weighted average shares outstanding	44,249,698	35,835,788	44,085,326	35,231,252
Diluted income (loss) per common share before dividends on unvested common stock	$0.72	(0.39)	0.73	(2.15)
Dividends on unvested common stock, net of tax benefit	—	(0.01)	—	—
Diluted earnings (loss) per common share	$0.72	(0.40)	0.73	(2.15)

(11) Comprehensive Income (Loss)

For the three and six months ended June 30, 2010 and 2009, our comprehensive income (loss) was as follows ($ in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Net income (loss)	$32,053	(13,957)	32,465	(75,419)
Other comprehensive income (loss):
Foreign currency translation adjustments	(25,368)	97,190	(49,556)	56,890
Comprehensive income (loss)	6,685	83,233	(17,091)	(18,529)

Comprehensive income attributable to noncontrolling interest	78	190	246	202

Comprehensive income (loss) attributable to the Company	$6,607	83,043	(17,337)	(18,731)

(12) Debt

As of June 30, 2010, we had the ability to borrow up to $840.0 million on an unsecured revolving credit facility and a term loan agreement (together the “Facilities”), with capacity to borrow up to an additional $49.0 million under local overdraft facilities. There are currently 17 banks participating in our Facilities, which have a maturity of June 2012. Pricing on the Facilities ranges from LIBOR plus 225 basis points to LIBOR plus 400 basis points, with a LIBOR floor of 125 basis points. As of June 30, 2010, our pricing on the Facilities was 4.25%. The Facilities will continue to be utilized for working capital needs, investments, capital expenditures, and acquisitions. Interest and principal payments on outstanding borrowings against the facilities will fluctuate based on our level of borrowing.

As of June 30, 2010, we had $268.0 million outstanding on the Facilities ($103.0 million on our revolving credit facility and $165.0 million on our term loan facility). We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $63.7 million outstanding at June 30, 2010, with $33.6 million attributable to local overdraft facilities.

With respect to the Facilities, we must maintain a leverage ratio not exceeding 3.75 to 1 through March 2011, at which point the maximum allowable leverage ratio decreases to 3.50 to 1 through September 2011 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 2.0 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facilities) are, among other things, (i) an add-back for stock compensation expense, (ii) the addition of the EBITDA of acquired companies, including Staubach, earned prior to acquisition, as well as (iii) add-backs for certain impairment and non-recurring charges. Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facilities and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment, acquisitions, capital expenditures and dividend increases. We are in compliance with all covenants as of June 30, 2010. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facilities.

The Facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2009 or the first six months of 2010, and none were outstanding as of June 30, 2010.

The effective interest rate on our debt was 4.0% in the second quarter of 2010, compared with 3.4% in the second quarter of 2009.

(13) Restructuring

In the first six months of 2010, we recognized a net $5.1 million of restructuring charges, consisting of $4.6 million of employee termination costs, $0.7 million of integration-related costs incurred as a result of the Staubach acquisition, and a $0.2 million reduction in a lease termination reserve accrued in 2009.

At December 31, 2009 we had $11.5 million of employee termination costs accrued for restructuring activities. We paid employee termination costs of $7.8 million in the first six months of 2010, and have $8.3 million of accrued employee termination costs in Accrued compensation on our consolidated balance sheet at June 30, 2010.

(14) Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and six months ended June 30, 2010, included herein, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009, which are included in our 2009 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com). You should also refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our 2009 Annual Report on Form 10-K.

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

Property and Equipment— We review property and equipment owned or under capital lease for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in the first six months of 2010 or for the entire year of 2009.

Goodwill — We do not amortize goodwill, but instead evaluate goodwill for impairment at least annually. To accomplish this annual evaluation, in the third quarter of each year we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to our reporting units as of the date of evaluation. We define reporting units as Americas IOS, EMEA IOS, Asia Pacific IOS and Investment Management. We then determine the fair value of each reporting unit based on a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of our 2009 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in 2009.

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. We determined that no indicators of impairments existed in the first six months of 2010, since our market capitalization has consistently exceeded our book value by a significant margin and our forecasts of EBITDA and cash flows generated by each of our reporting units appears sufficient to support the book values of net assets of each of these reporting units. As a result, we did not change our conclusion that goodwill is not impaired. However, it is possible our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions deteriorate. We will continue to monitor the relationship between the Company’s market capitalization and book value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the book values of the net assets of their respective businesses.

Investments in Real Estate Ventures— We review investments in real estate ventures on a quarterly basis for (i) indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments in real estate ventures and (ii) whether our investment in these co-investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments, in determining whether or not our investment is other than temporarily impaired.

Equity losses included impairment charges of $8.7 million in the first six months of 2010 and $43.8 million in the first six months of 2009, representing our equity share of the impairment charges against individual assets held by our real estate ventures. Declines in real estate markets have adversely impacted our rental income assumptions and forecasted exit capitalization rates, resulting in our determination that certain real estate investments had become impaired. It is reasonably possible that if real estate values continue to decline, we may sustain additional impairment charges on our investments in real estate ventures in future periods.

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

The table below sets forth the amortization expense related to the stock ownership program for the three months and six months ended June 30, 2010 and 2009 ($ in millions):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Current compensation expense amortization for prior year programs	$4.1	6.2	11.6	14.4

Current deferral of compensation net of related amortization	(2.7)	(2.5)	(4.6)	(3.5)

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the program related to 2010 and 2009 are $10.7 million and $1.0 million, respectively, at June 30, 2010.

The table below sets out certain information related to the cost of the health insurance program for the three months and six months ended June 30, 2010 and 2009 ($ in millions):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Expense to Company	$7.1	6.1	13.2	12.4
Employee contributions	2.0	1.5	3.7	3.1
Adjustment to prior year reserve	—	(0.4)	—	(0.4)
Total program cost	$9.1	7.2	16.9	15.1

•    Workers’ Compensation Insurance – Given our historical experience that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income through the three months ended June 30, 2010 and 2009 were $1.0 million and $0.9 million, respectively. The credits taken to income through the six months ended June 30, 2010 and 2009 were $1.9 million and $1.8 million, respectively.

The reserves, which can relate to multiple years, were $17.5 million and $14.2 million, as of June 30, 2010 and December 31, 2009, respectively.

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

The reserves for professional indemnity insurance claims facilitated through our captive insurance company, which relate to multiple years, were $4.0 million and $5.7 million, net of receivables from third party insurers, as of June 30, 2010 and December 31, 2009, respectively.

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

Items Affecting Comparability

Macroeconomic Conditions

Our results of operations and the variability of these results are significantly influenced by macroeconomic trends, the global and regional real estate markets and the financial and credit markets. Recent restrictions on credit and the general decline of the global economy have significantly impacted the global real estate market and our results of operations. These trends have had, and may continue to have, a significant impact on the variability of our results of operations.

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

Within our Investor and Occupier Services segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended June 30, 2010 and 2009 are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications

We report “Equity in (losses) earnings from unconsolidated ventures” in the consolidated statement of operations after “Operating income (loss).” However, for segment reporting we reflect “Equity in (losses) earnings from real estate ventures” within “Total revenue.” See Note 4 of the notes to consolidated financial statements for “Equity in (losses) earnings from real estate ventures” reflected within segment revenues, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 4) measures segment results with “Equity in (losses) earnings from real estate ventures” included in segment revenues.

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

In order to provide more meaningful year-to-year comparisons of our reported results, we have included in the table below the U.S. dollar and local currency movements in the consolidated statements of earnings ($ in millions).

($ in millions)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Change in U.S. dollars		% Change in Local Currency
Revenue	$680.3	576.1	104.2	18%	18%

Compensation and benefits	438.5	381.4	57.1	15%	15%
Operating, administrative and other	163.0	140.6	22.4	16%	15%
Depreciation and amortization	17.5	21.3	(3.8)	(18%)	(18%)
Restructuring charges	4.0	15.4	(11.4)	n.m.	n.m.
Total operating expenses	623.0	558.7	64.3	12%	11%
Operating income	$57.3	17.4	39.9	n.m.	n.m.

($ in millions)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Change in U.S. dollars		% Change in Local Currency
Revenue	$1,261.0	1,070.4	190.6	18%	15%

Compensation and benefits	825.9	723.9	102.0	14%	11%
Operating, administrative and other	319.5	278.3	41.2	15%	11%
Depreciation and amortization	35.2	45.9	(10.7)	(23%)	(25%)
Restructuring charges	5.1	32.4	(27.3)	n.m.	n.m.
Total operating expenses	1,185.7	1,080.5	105.2	10%	7%
Operating income (loss)	$75.3	(10.1)	85.4	n.m.	n.m.
(n.m. - not meaningful )

Revenue for the second quarter of 2010 was $680 million, an increase of 18%, reflecting continued year-over-year growth in all Investor and Occupier Services (“IOS”) segments due to year-over-year increases in Leasing, Capital Markets and Hotels, and Property & Facilities Management of 30%, 65% and 15%, respectively, on a local currency basis. Our LaSalle Investment Management segment was the only segment that did not show year-over-year growth, with revenues decreasing 7% on a local currency basis.

Revenue for the first six months of 2010 was $1.3 billion, an increase of 18% in U.S. dollars and 15% in local currency. Consistent with the second quarter, revenue growth for the first half of 2010 was driven by strong growth in Leasing, Capital Markets and Hotels, and Property & Facilities Management across all IOS segments.

Operating expenses excluding restructuring charges were $619 million for the second quarter, compared with $543 million in 2009. On a local currency basis, operating expenses excluding restructuring charges increased 13%, primarily as a result of increased incentive compensation related to transactional revenue and costs associated with winning new business. While operating expenses increased, total compensation as a percentage of firm revenue for the second quarter was 64.4%, compared with 66.2% in the second quarter of last year.

Year-to-date operating expenses excluding restructuring charges were $1.2 billion, an increase of 10% in local currency compared with the first half of 2009. Total compensation as a percent of firm revenue on a year-to-date basis was 65.5% in 2010, compared with 67.6% for the first half of 2009.

Operating income margin, adjusting for restructuring charges, improved to 9.0% in the second quarter of 2010, compared with a 5.7% margin in the same period of 2009. Year-to-date adjusted operating income margin through the first half of the year was 6.4%, reflecting the seasonally low-margin first quarter.

Equity in losses from real estate ventures were $3 million in the second quarter of 2010 and $9 million for the first six months of 2010, compared to losses of $19 million in the second quarter of 2009 and $51 million for the first six months of 2009. The losses both in 2010 and 2009 were primarily due to non-cash impairment charges.

The effective tax rate for the second quarter and first half of 2010 was 23.0%, based on our forecasted results for the full year.

Our second quarter results showed a solid performance based broadly across our geographies and service lines. Business prospects for the year remain good, and we are moving forward with confidence while watching market and economic dynamics. Our competitive position is strong in real estate markets, which continue their cyclical recovery. We remained focused on controlling costs to enhance operating margins, with increased variable compensation reflecting improved business performance. We have protected our market positions and key transaction staffing through the recession, which has added growth opportunities, and we have expanded our outsourcing capabilities into local and global markets.

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

Investor and Occupier Services

Americas

($ in millions)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$295.5	248.6	46.9	19%	18%
Operating expense	263.1	230.0	33.1	14%	14%
Operating income	$32.4	18.6	13.8	74%	75%

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$523.9	448.2	75.7	17%	16%
Operating expense	482.4	434.0	48.4	11%	10%
Operating income	$41.5	14.2	27.3	n.m.	n.m.
(n.m. - not meaningful )

Second-quarter revenue in the Americas region was $296 million, an increase of 19%, 18% in local currency, over the prior year, driven by increased transactional activities, both in Leasing, which increased 25% year over year, and Capital Markets and Hotels. Property and Facilities Management also increased 21%, year-over-year in local currency.

Operating expenses were $263 million in the second quarter, 14% higher than a year ago, driven by higher incentive compensation expense related to increased transaction revenue as well as the cost of serving more outsourcing clients. Year-to-date operating expenses were $482 million, compared with $434 million for the same period in 2009.

EMEA

($ in millions)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$170.7	142.9	27.8	20%	26%
Operating expense	164.8	143.6	21.2	15%	21%
Operating income (loss)	$5.9	(0.7)	6.6	n.m.	n.m.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$322.1	263.6	58.5	22%	22%
Operating expense	325.8	285.7	40.1	14%	13%
Operating loss	$(3.7)	(22.1)	18.4	n.m.	n.m.
(n.m. - not meaningful )

EMEA’s second-quarter revenue was $171 million, compared with $143 million in 2009, an increase of 20%, 26% in local currency, due to strong growth in Leasing, Capital Markets and Hotels, and Property and Facility Management. The most significant revenue improvements were made in France and England, up 48% and 40%, respectively, in local currency compared with the second quarter of 2009. Year-to-date revenue in the region was $322 million in 2010 compared with $264 million in 2009, an increase of 22% in USD and in local currency.

Operating expenses were $165 million in the second quarter, an increase of 15% from the prior year, 21% in local currency, primarily due to increased variable compensation expense related to improved year-over-year performance. Year-to-date operating expenses were $326 million, an increase of 14%, 13% in local currency.

Asia Pacific

($ in millions)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$154.7	119.3	35.4	30%	21%
Operating expense	143.6	116.6	27.0	23%	15%
Operating income	$11.1	2.7	8.4	n.m.	n.m.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$290.3	224.1	66.2	30%	18%
Operating expense	273.9	225.0	48.9	22%	11%
Operating income (loss)	$16.4	(0.9)	17.3	n.m.	n.m.
(n.m. - not meaningful )

Revenue in the Asia Pacific region was $155 million for the second quarter of 2010, compared with $119 million for the same period in 2009, an increase of 30%, 21% in local currency. The year-over-year increase was driven by transactional revenue improvement compared with a year ago. Year-to-date revenue in the region was $290 million in 2010, an increase of 30% compared with the same period in 2009, 18% in local currency.

Operating expenses for the region were $144 million for the quarter, compared with $117 million in 2009, an increase of 15% year over year in local currency. Operating expenses were $274 million for the first half of 2010, compared with $225 million in 2009, an increase of 11% in local currency.

Investment Management

($ in millions)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$59.4	63.7	(4.3)	(7%)	(7%)
Equity losses	(2.8)	(17.5)	14.7	n.m.	n.m.
Total revenue	56.6	46.2	10.4	23%	(22%)
Operating expense	47.5	53.3	(5.8)	(11%)	(11%)
Operating income (loss)	$9.1	(7.1)	16.2	n.m.	n.m.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$124.8	129.9	(5.1)	(4%)	(7%)
Equity losses	(9.1)	(46.7)	37.6	n.m.	n.m.
Total revenue	115.7	83.2	32.5	39%	34%
Operating expense	98.4	103.4	(5.0)	(5%)	(7%)
Operating income (loss)	$17.3	(20.2)	37.5	n.m.	n.m.
(n.m. - not meaningful )

LaSalle Investment Management’s second-quarter Advisory fees were $56 million, down 5%, 6% in local currency. Year-to-date Advisory fees were $114 million, compared with $119 million through the first six months of 2009. The business recognized Incentive fees of $3 million in the second quarter of 2010 and $10 million for the first half of 2010. Asset purchases, a key driver of Transaction fees, were limited by the low levels of attractive assets available in the market.

During the quarter, LaSalle Investment Management secured an additional portfolio assignment of $700 million from an existing separate account client and raised nearly $200 million of net equity for its funds and public securities business. New commitments and additional portfolio takeovers reflect LaSalle’s strong performance track record and reputation in the market. At the end of the second quarter assets under management were $38.3 billion.

Consolidated Cash Flows

Cash Flows Used In Operating Activities

During the first six months of 2010, we used $80 million of cash for operating activities, a decrease of $6 million from the $86 million used in the first six months of 2009. The year-over-year decrease in cash used for operating activities was primarily due to a $108 million increase in net income, off-set by decreases in non-cash charges for equity losses of $42 million and depreciation and amortization of $11 million, and by a $43 million increase in cash used for changes in working capital.

Cash Flows Used In Investing Activities

We used $58 million of cash for investing activities in the first six months of 2010, an $8 million increase from the $50 million used in the first six months of 2009. The $8 million increase was due to a $23 million increase in cash used for acquisitions and partially off-set by a net $8 million decrease in co-investment activity and a $7 million decrease in capital expenditures. In the first six months of 2010, we paid $33 million in connection with prior years’ acquisitions, consisting of $24 million for deferred business acquisition obligations and earn-outs and $9 million to purchase a portion of the minority interest in our Indian operations.

Cash Flows Provided By Financing Activities

Financing activities provided $124 million of net cash in the first six months of 2010, a $10 million decrease from the $134 million provided by financing activities in the first six months of 2009. In the first six months of 2010, net borrowings under our credit facilities increased $205 million compared with the first six months of 2009. This increase in borrowing was off-set by $218 million of cash from financing activities in the prior year as a result of the Company’s June 2009 stock offering.

Liquidity and Capital Resources

Historically, we have financed our operations, co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities

In July 2008, we exercised the accordion feature on our unsecured revolving credit facility to increase the facility from $575 million to $675 million. In addition, we entered into a $200 million term loan agreement (which was fully drawn and requires eight quarterly principal payments of $5 million commencing December 31, 2008, six quarterly principal payments of $7.5 million commencing December 31, 2010 and the balance payable June 6, 2012), with terms and pricing similar to our existing revolving credit facility. As a result of these changes, the total capacity of both the revolving facility and term loan (together the “Facilities”), increased to $875 million. Total capacity of the Facilities was $840 million as of June 30, 2010.

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

Lender approval or waiver is required for certain levels of co-investment, acquisitions, capital expenditures and dividend increases. We are in compliance with all covenants as of June 30, 2010. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facilities.

As of June 30, 2010, pricing on the Facilities was 4.25%. We will continue to use the Facilities for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the revolving facility will fluctuate based on our level of borrowing needs. We also have capacity to borrow an additional $49.0 million under local overdraft facilities.

As of June 30, 2010, we had $268.0 million outstanding on the Facilities ($103.0 million on our revolving credit facility and $165.0 million on our term loan facility). The average borrowing rate on the Facilities was 4.0% in the second quarter of 2010 as compared with an average borrowing rate of 3.4% in the second quarter of 2009. We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $63.7 million outstanding at June 30, 2010, with $33.6 million attributable to local overdraft facilities.

The Facilities bear variable rates of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2009 or the first six months of 2010, and none were outstanding as of June 30, 2010.

We believe that the Facilities, together with our local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our foreseeable needs to fund working capital, co-investment activities, dividend payments, capital expenditures and acquisitions.

Co-investment Activity

As of June 30, 2010, we had total investments in real estate ventures of $162.1 million, consisting of approximately 40 separate property or fund co-investments.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At June 30, 2010, our maximum potential unfunded commitment to LIC I is euro 9.3 million ($11.3 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At June 30, 2010, LIC II has unfunded capital commitments for future fundings of co-investments of $268.2 million, of which our 48.78% share is $130.8 million. The $130.8 million commitment is part of our maximum potential unfunded commitment to LIC II at June 30, 2010 of $348.7 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital. At June 30, 2010 no bridge financing arrangements were outstanding.

As of June 30, 2010, LIC II maintains a $35.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The revolving credit facility maintained by LIC I was repaid in full and expired during the fourth quarter of 2009.

The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $17.1 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $348.7 million. As of June 30, 2010, LIC II had $7.7 million of outstanding borrowings on the facility.

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

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.7 million as of June 30, 2010.

Share Repurchase and Dividend Programs

Since October 2002, our Board of Directors has approved five share repurchase programs. At June 30, 2010, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2009 or in the first six months of 2010. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans.

The Company announced on April 27, 2010 that its Board of Directors had declared a semi-annual cash dividend of $0.10 per share on its common stock. The dividend payment was made on June 15, 2010, to holders of record at the close of business on May 14, 2010. A dividend-equivalent of $0.2 million in the same per share amount was also paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by the Company’s Board of Directors.

Capital Expenditures and Business Acquisitions

Capital expenditures for the first six months of 2010 were $14 million, net, compared to $21 million for the same period in 2009. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space. Capital expenditures have decreased significantly from 2008, as we completed the implementation of several global information systems in 2008 and have spent less on capital items related to acquisition integrations.

In the first six months of 2010, we used $33 million in connection with acquisitions, primarily for deferred payments and earn-out payments related to acquisitions we completed in prior years. Terms for our acquisitions completed in prior years included cash paid at closing, with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaling $372 million at June 30, 2010 on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At June 30, 2010, we had the potential to make earn-out payments on 12 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $169 million at June 30, 2010. These amounts will come due at various times over the next three years assuming the achievement of the applicable performance conditions.

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

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our revolving multi-currency credit facility and our term loan facility (together the “Facilities”), which are available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facilities were $397.2 million during the three months ended June 30, 2010, and the effective interest rate was 4.0%. As of June 30, 2010, we had $268.0 million outstanding under the Facilities. The Facilities bear a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We entered into no such agreements in 2009 or the first six months of 2010, and we had no such agreements outstanding at June 30, 2010.

Foreign Exchange

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue outside of the United States totaled 56% and 54% of our total revenue for the six months ended June 30, 2010 and 2009, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the euro (14% of revenues for the six months ended June 30, 2010) and the British pound (11% of revenues for the six months ended June 30, 2010).

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

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. In the second quarter of 2010, we recognized a net loss of $9.8 million from the revaluation of these forward contracts, as well as a net gain associated with the revaluation of intercompany loans hedged by these forward contracts such that the net impact to earnings was not significant. At June 30, 2010, these forward exchange contracts had a gross notional value of $1.2 billion ($488.2 million on a net basis). The net payable value of these forward contracts, $9.8 million, was recorded on our balance sheet as a current asset of $10.8 million and a current liability of $20.6 million at June 30, 2010.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of June 30, 2010, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August, 2010.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin

By: Lauralee E. Martin
Executive Vice President and Chief Operating and Financial Officer (Authorized Officer and Principal Financial Officer)

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Jones Lang LaSalle Incorporated GEC 2010-2014 Long-Term incentive Compensation Program (effective as of January 1, 2010).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at June 30, 2010 and December 31, 2009 (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2010 and 2009, (iii) Consolidated Change in Equity for the six months ended June 30, 2010, (iv) Statement of Cash Flows for the six months ended June 30, 2010 and 2009, and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

*Filed	herewith