Form 10-Q
period 2010-09-30
JONES LANG LASALLE INC
filed 2010-11-05
CIK 1037976

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on October 26, 2010 was 42,648,064.

Part I Financial Information

Item 1. Financial Statements

JONES LANG LASALLE INCORPORATED

Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

($ in thousands, except share data) Assets	September 30, 2010 (unaudited)	December 31, 2009
Current assets:
Cash and cash equivalents	$71,717	69,263
Trade receivables, net of allowances of $34,954 and $36,994	638,111	669,993
Notes and other receivables	79,607	73,984
Prepaid expenses	37,665	35,689
Deferred tax assets	75,174	82,793
Other	25,279	8,196
Total current assets	927,553	939,918

Property and equipment, net of accumulated depreciation of $331,383 and $290,250	192,405	213,708
Goodwill, with indefinite useful lives	1,438,038	1,441,951
Identified intangibles, with finite useful lives, net of accumulated amortization of $79,707 and $71,422	31,306	36,791
Investments in real estate ventures	178,567	167,310
Long-term receivables, net	44,940	52,941
Deferred tax assets, net	137,431	139,406
Other	113,824	104,908
Total assets	$3,064,064	3,096,933
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$311,091	347,650
Accrued compensation	404,666	479,628
Short-term borrowings	29,182	23,399
Deferred tax liabilities	1,164	1,164
Deferred income	48,561	38,575
Deferred business acquisition obligations	165,885	106,330
Other	92,017	98,349
Total current liabilities	1,052,566	1,095,095
Noncurrent liabilities:
Credit facilities	253,000	175,000
Deferred tax liabilities	10,091	3,210
Deferred compensation	18,035	27,039
Pension liabilities	6,534	8,210
Deferred business acquisition obligations	132,862	287,259
Minority shareholder redemption liability	32,372	32,475
Other	79,146	86,031
Total liabilities	1,584,606	1,714,319
Commitments and contingencies
Company shareholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized;
42,645,979 and 41,843,947 shares issued and outstanding	426	418
Additional paid-in capital	869,062	854,227
Retained earnings	596,314	531,456
Shares held in trust	(6,290)	(5,196)
Accumulated other comprehensive income (loss)	17,069	(1,976)
Total Company shareholders’ equity	1,476,581	1,378,929
Noncontrolling interest	2,877	3,685
Total equity	1,479,458	1,382,614
Total liabilities and equity	$3,064,064	3,096,933

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2010 and 2009

($ in thousands, except share data) (unaudited)
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Revenue	$708,379	595,302	$1,969,361	1,665,651

Operating expenses:
Compensation and benefits	463,065	380,029	1,288,854	1,103,960
Operating, administrative and other	165,336	147,744	484,830	426,020
Depreciation and amortization	17,743	18,720	52,989	64,608
Restructuring charges	385	4,181	5,501	36,608
Total operating expenses	646,529	550,674	1,832,174	1,631,196

Operating income	61,850	44,628	137,187	34,455

Interest expense, net of interest income	11,490	16,304	35,738	43,590
Equity in losses from unconsolidated ventures	(2,014)	(4,960)	(10,937)	(56,230)

Income (loss) before income taxes and noncontrolling interest	48,346	23,364	90,512	(65,365)

Provision (benefit) for income taxes	11,120	3,505	20,817	(9,806)
Net income (loss)	37,226	19,859	69,695	(55,559)

Net income attributable to noncontrolling interest	101	88	347	290

Net income (loss) attributable to the Company	37,125	19,771	69,348	(55,849)
Net income (loss) attributable to common shareholders	$37,125	19,771	$69,130	(56,135)

Basic earnings (loss) per common share	$0.87	$0.47	$1.64	$(1.50)
Basic weighted average shares outstanding	42,568,764	41,762,451	42,175,393	37,432,242

Diluted earnings (loss) per common share	$0.84	$0.46	$1.57	$(1.50)
Diluted weighted average shares outstanding	44,088,989	43,299,868	44,064,294	37,432,242

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statement of Changes in Equity

For the Nine Months Ended September 30, 2010

($ in thousands, except share data) (unaudited)

	Company Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Shares Held in Trust	Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity

	Shares	Amount

Balances at December 31, 2009	41,843,947	$418	854,227	531,456	(5,196)	(1,976)	3,685	$1,382,614

Net income	—	—	—	69,348	—	—	347	69,695

Shares issued under stock compensation programs	1,093,154	11	1,068	—	—	—	—	1,079

Shares repurchased for payment of taxes on stock awards	(291,122)	(3)	(19,334)	—	—	—	—	(19,337)

Tax adjustments due to vestings and exercises	—	—	5,580	—	—	—	—	5,580

Amortization of stock compensation	—	—	27,521	—	—	—	—	27,521

Dividends declared	—	—	—	(4,490)	—	—	—	(4,490)

Shares held in trust	—	—	—	—	(1,094)	—	—	(1,094)

Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	(1,155)	(1,155)

Foreign currency translation adjustments	—	—	—	—	—	19,045	—	19,045

Balance at September 30, 2010	42,645,979	$426	869,062	596,314	(6,290)	17,069	2,877	$1,479,458

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

($ in thousands) (unaudited)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Cash flows from operating activities:
Net income (loss)	$69,695	(55,559)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	52,989	64,608
Equity in losses from real estate ventures	10,937	56,230
Operating distributions from real estate ventures	188	—
Gain on investments	(394)	(1,381)
Provision for loss on receivables and other assets	9,021	14,306
Amortization of deferred compensation	27,115	32,901
Accretion of interest on deferred business acquisition obligations	17,953	20,173
Amortization of debt issuance costs	4,632	3,524
Change in:
Receivables	24,100	173,565
Prepaid expenses and other assets	(21,799)	(19,912)
Deferred tax assets, net	16,475	(41,595)
Excess tax benefit from share-based payment arrangements	(5,580)	—
Accounts payable, accrued liabilities and accrued compensation	(97,260)	(202,999)
Net cash provided by operating activities	108,072	43,861

Cash flows from investing activities:
Net capital additions – property and equipment	(22,797)	(31,234)
Business acquisitions	(113,291)	(14,845)
Capital contributions and advances to real estate ventures	(28,688)	(26,461)
Distributions, repayments of advances and sale of investments	3,994	875
Net cash used in investing activities	(160,782)	(71,665)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	962,787	890,290
Repayments of borrowings under credit facilities	(879,000)	(1,050,525)
Debt issuance costs	(11,455)	(11,183)
Issuance of common stock, net	—	217,689
Shares repurchased for payment of employee taxes on stock awards	(19,337)	(7,159)
Excess tax adjustment from share-based payment arrangements	5,580	—
Common stock issued under option and stock purchase programs	1,079	3,225
Payment of dividends	(4,490)	(3,815)
Net cash provided by financing activities	55,164	38,522

Net increase in cash and cash equivalents	2,454	10,718
Cash and cash equivalents, January 1	69,263	45,893
Cash and cash equivalents, September 30	$71,717	56,611

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,240	20,490
Income taxes, net of refunds	20,817	30,140
Non-cash financing activities:
Deferred business acquisition obligations	$—	5,419

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

(1) Interim Information

Our consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, our revenue and profits have tended to be higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end while we recognize certain expenses evenly throughout the year. Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared toward the benefit of our clients. Within our Real Estate Services (“RES”) segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended September 30, 2010 and 2009 are not indicative of what our results will be for the full fiscal year.

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

Construction management fees, which are gross construction services revenues net of subcontract costs, were $2.1 million and $2.2 million for the three months ended September 30, 2010 and 2009, respectively, and $5.7 million and $7.8 million for the nine months ended September 30, 2010 and 2009, respectively. Gross construction services revenues totaled $36.3 million and $35.1 million for the three months ended September 30, 2010 and 2009, respectively, and $110.3 million and $119.9 million for the nine months ended September 30, 2010 and 2009, respectively. Subcontract costs totaled $34.2 million and $32.9 million for the three months ended September 30, 2010 and 2009, respectively, and $104.6 million and $112.1 million for the nine months ended September 30, 2010 and 2009, respectively.

We include costs and earnings in excess of billings on uncompleted construction contracts of $13.2 million and $5.9 million in “Trade receivables,” and billings in excess of costs and earnings on uncompleted construction contracts of $3.1 million and $3.9 million in “Deferred income,” respectively, in our September 30, 2010 and December 31, 2009 consolidated balance sheets.

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

Most of our service contracts use the latter structure and we account for them on a net basis. We have always presented reimbursable contract costs on a net basis in accordance with U.S. GAAP. These costs aggregated approximately $288.7 million and $242.3 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $904.1 million and $823.1 million for the nine months ended September 30, 2010 and 2009, respectively. This treatment has no impact on operating income, net income or cash flows.

(4) Business Segments

We manage and report our operations as four business segments:

The three geographic regions of Real Estate Services (“RES”):

(i)	Americas,
(ii)	Europe, Middle East and Africa (“EMEA”),
(iii)	Asia Pacific; and

(iv)	Investment Management, which offers investment management services on a global basis.

Each geographic region offers our full range of Real Estate Services, including tenant representation and agency leasing, capital markets, property management, facility management, project and development services, and advisory, consulting and valuation services. We consider “property management” to be services provided to non-occupying property investors and “facilities management” to be services provided to owner-occupiers.

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

Summarized unaudited financial information by business segment for the three and nine months ended September 30, 2010 and 2009 is as follows ($ in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Real Estate Services
Americas
Segment revenue:
Revenue	$309,063	238,734	832,748	688,122
Equity income (losses)	40	30	280	(1,181)
	309,103	238,764	833,028	686,941
Operating expenses:
Compensation, operating and and administrative expenses	263,140	199,816	727,806	605,390
Depreciation and amortization	8,697	9,672	26,415	38,111
Operating income	$37,266	29,276	78,807	43,440

EMEA
Segment revenue:
Revenue	$169,275	154,223	491,442	418,814
Equity income (losses)	(12)	19	(45)	(940)
	169,263	154,242	491,397	417,874
Operating expenses:
Compensation, operating and and administrative expenses	161,858	152,909	478,672	428,225
Depreciation and amortization	4,222	5,265	13,249	15,641
Operating income (loss)	$3,183	(3,932)	(524)	(25,992)

Asia Pacific
Segment revenue:
Revenue	$164,968	136,430	455,317	362,904
Equity income (losses)	—	1	—	(2,371)
	164,968	136,431	455,317	360,533
Operating expenses:
Compensation, operating and and administrative expenses	153,981	126,076	421,573	345,131
Depreciation and amortization	3,616	3,205	9,948	9,198
Operating income	$7,371	7,150	23,796	6,204

Investment Management
Segment revenue:
Revenue	$65,073	65,915	189,854	195,811
Equity losses	(2,042)	(5,010)	(11,172)	(51,738)
	63,031	60,905	178,682	144,073
Operating expenses:
Compensation, operating and and administrative expenses	49,422	48,972	145,633	151,235
Depreciation and amortization	1,208	578	3,377	1,657
Operating income (loss)	$12,401	11,355	29,672	(8,819)

Segment Reconciling Items:
Total segment revenue	$706,365	590,342	1,958,424	1,609,421
Reclassification of equity losses	(2,014)	(4,960)	(10,937)	(56,230)
Total revenue	$708,379	595,302	1,969,361	1,665,651

Total segment operating expenses before restructuring charges	646,144	546,493	1,826,673	1,594,588
Restructuring charges	385	4,181	5,501	36,608
Operating income	$61,850	44,628	137,187	34,455

(5) Business Combinations, Goodwill and Other Intangible Assets

2010 Business Combinations Activity

In the first nine months of 2010, we made a total of $113.3 million of payments related to various business combination matters. Of the total, we paid $101.4 million to satisfy deferred business acquisition obligations for acquisitions completed in prior years, including the scheduled third quarter payment of approximately $78 million related to the 2008 Staubach acquisition. We also paid (i) $9.0 million to purchase a portion of the minority interest in our Indian operations, (ii) $1.2 million for contingent consideration consisting primarily of earn-out payments, and (iii) $1.7 million for various other acquisition-related activities, including the third quarter acquisition of certain U.S. mall management operations from General Growth Properties, Inc.

The General Growth Properties operations we acquired consists of the management and leasing contracts for a portfolio of 18 regional shopping malls and community centers in 11 states, totaling more than 11 million square feet. This acquisition resulted in $1.5 million of goodwill and $3.3 million of identifiable intangibles that will be amortized over four years.

Earn-out payments

At September 30, 2010, we had the potential to make earn-out payments on 13 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $174.3 million at September 30, 2010. We anticipate that these amounts will come due at various times over the next three years assuming the achievement of the applicable performance conditions.

Goodwill and Other Intangible Assets

We have $1.5 billion of unamortized intangibles and goodwill as of September 30, 2010. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on intangible and goodwill balances. Of the $1.5 billion of unamortized intangibles and goodwill, we will amortize the $31.3 million of identifiable intangibles over their remaining finite useful lives, and the remaining balance represents goodwill with indefinite useful lives, which we do not amortize.

The following table sets forth, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Real Estate Services
	Americas	EMEA	Asia Pacific	Investment Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2010	$893,884	344,638	184,885	18,544	1,441,951
Additions, net of adjustments	2,100	(82)	411	—	2,429
Impact of exchange rate movements	1,189	(12,409)	5,028	(150)	(6,342)
Balance as of September 30, 2010	$897,173	332,147	190,324	18,394	1,438,038

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Real Estate Services
	Americas	EMEA	Asia Pacific	Investment Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2010	$80,269	16,309	11,510	125	108,213
Additions	3,300	—	—	—	3,300
Impact of exchange rate movements	(93)	(524)	104	13	(500)
Balance as of September 30, 2010	$83,476	15,785	11,614	138	111,013

Accumulated Amortization
Balance as of January 1, 2010	$(50,501)	(14,488)	(6,308)	(125)	(71,422)
Amortization expense	(5,097)	(1,171)	(2,395)	—	(8,663)
Impact of exchange rate movements	(2)	476	(83)	(13)	378
Balance as of September 30, 2010	$(55,600)	(15,183)	(8,786)	(138)	(79,707)

Net book value as of September 30, 2010	$27,876	602	2,828	—	31,306

The remaining estimated future amortization expense for our intangibles with finite useful lives is as follows ($ in millions):

2010	$2.2
2011	7.8
2012	6.8
2013	5.1
2014	4.2
2015	3.6
Thereafter	1.6
Total	$31.3

(6) Investments in Real Estate Ventures

As of September 30, 2010, we had total investments in real estate ventures of $178.6 million, consisting of approximately 40 separate property or fund co-investments.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At September 30, 2010, our maximum potential unfunded commitment to LIC I is euro 7.5 million ($10.2 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At September 30, 2010, LIC II has unfunded capital commitments for future fundings of co-investments of $321.0 million, of which our 48.78% share is $156.6 million. The $156.6 million commitment is part of our maximum potential unfunded commitment to LIC II at September 30, 2010 of $335.6 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next one to two years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital. At September 30, 2010, no bridge financing arrangements were outstanding.

As of September 30, 2010, LIC II maintains a $35.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The revolving credit facility maintained by LIC I was repaid in full and expired during the fourth quarter of 2009.

The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $17.1 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $335.6 million. As of September 30, 2010, LIC II had $12.4 million of outstanding borrowings on the facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.7 million as of September 30, 2010.

As of September 30, 2010, $22.2 million of our $178.6 million of investments in real estate ventures were in entities classified as variable interest entities (“VIEs”) that we analyzed for potential consolidation under SFAS 167. We evaluated each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity’s economic performance. We determined that the key activities for each of these VIEs include purchasing, leasing, approving annual operating budgets, directing day-to-day operating activities, and selling of real estate properties. In each case, we determined that we either (a) did not have the power to direct the key activities or (b) shared power with investors, lenders, or other actively-involved third parties in directing such activities. Additionally, our exposure to loss in these VIEs is limited to the amount of our investment in the entities. Therefore, we concluded that we would not be deemed to (i) have a controlling financial interest in or (ii) be the primary beneficiary of these VIEs. Accordingly, we do not consolidate these VIEs in our consolidated financial statements.

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

Due to declines in real estate markets, which have had an adverse impact on rental income assumptions and forecasted exit capitalization rates, we determined that certain real estate investments had become impaired in the first nine months of 2010. Included in equity losses from real estate ventures for the first nine months of 2010 are $12.6 million of impairment charges, representing our equity share of these charges. It is reasonably possible that if real estate values continue to decline, we may sustain additional impairment charges on our investments in real estate ventures in future periods. We recognized $47.6 million of impairment charges in the first nine months of 2009.

(7) Stock-based Compensation

Restricted Stock Unit Awards

Along with cash base salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program for Company officers, managers and professionals.

Restricted stock unit activity for the three months ended September 30, 2010 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at July 1, 2010	2,851.6	$49.37
Granted	32.0	77.97
Vested	(783.2)	47.60
Forfeited	(6.5)	59.99
Unvested at September 30, 2010	2,093.9	$50.43	1.83 years	$180.6

Restricted stock unit activity for the nine months ended September 30, 2010 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Unvested at January 1, 2010	2,680.7	$47.72
Granted	529.6	64.37
Vested	(1,056.2)	50.68
Forfeited	(60.2)	47.89
Unvested at September 30, 2010	2,093.9	$50.43	1.83 years	$180.6
Unvested shares expected to vest	2,031.1	$50.45	1.83 years	$175.2

We determined the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of September 30, 2010, there was $35.7 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units granted through September 30, 2010 over varying periods into 2015.

Shares vesting during the nine months ended September 30, 2010 and 2009 had fair values of $53.5 million and $53.9 million, respectively.

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

Stock option activity for the three months ended September 30, 2010 is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at July 1, 2010	50.9	$17.45
Exercised	(4.1)	19.14
Forfeited	—	—
Outstanding at September 30, 2010	46.8	$17.30	1.45 years	$3.2

Stock option activity for the nine months ended September 30, 2010 is as follows:

	Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)

Outstanding at January 1, 2010	63.8	$17.13
Exercised	(15.0)	16.86
Forfeited	(2.0)	15.13
Outstanding at September 30, 2010	46.8	$17.30	1.45 years	$3.2
Exercisable at September 30, 2010	46.8	$17.30	1.45 years	$3.2

As of September 30, 2010, we have approximately 47,000 options outstanding, all of which vested prior to 2009. Accordingly, we recognized no compensation expense related to unvested options for the first nine months of 2010.

Approximately 15,000 options were exercised during the first nine months of 2010, having an intrinsic value of $1.0 million. For the same period in 2009, approximately 33,000 options were exercised, having an intrinsic value of $0.8 million. As a result of these exercises, we received cash of $0.3 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively.

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan - Since 1998, we have provided an Employee Stock Purchase Plan (“ESPP”) for eligible U.S.-based employees. Since April 1, 2009, program periods are one month in length, and purchases are broker-assisted on the open market at no discount to market prices. We do not record any compensation expense with respect to this program.

SAYE – The Jones Lang LaSalle Savings Related Share Option Plan (“Save As You Earn” or “SAYE”) is for eligible employees of our United Kingdom and Ireland based operations. Under this plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. The options to purchase stock with such savings vest over a period of three or five years. In the first quarter of 2010, the Company issued approximately 31,000 options at an exercise price of $52.21 under the SAYE plan. No options were issued in the second or third quarters of 2010. The fair values of the options granted under this plan are being amortized over their respective vesting periods. At September 30, 2010, there were approximately 342,000 options outstanding under the SAYE plan.

(8) Retirement Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31st measurement date for our plans.

Net periodic pension cost consisted of the following for the three months and nine months ended September 30, 2010 and 2009 ($ in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Employer service cost - benefits earned during the period	$699	647	1,972	1,837
Interest cost on projected benefit obligation	2,611	2,209	7,582	6,251
Expected return on plan assets	(3,027)	(2,409)	(8,728)	(6,816)
Net amortization/deferrals	340	42	992	120
Recognized actual losses (gains)	55	(40)	169	(116)
Net periodic pension cost	$678	449	1,987	1,276

The expected return on plan assets, included in net periodic pension cost, is based on forecasted long-term rates of return on plan assets of each individual plan; across our plans, expected returns range from 3.30% to 6.98%.

For the nine months ended September 30, 2010, we have made $6.7 million in payments to our defined benefit pension plans. We expect to contribute a total of $7.1 million to our defined benefit pension plans in 2010. We made $6.6 million of contributions to these plans in the twelve months ended December 31, 2009.

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

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair value of these contracts based on widely accepted valuation techniques. The inputs for these valuation techniques are primarily Level 2 inputs of the hierarchy. In the third quarter of 2010, we recognized a net gain of $10.8 million from the revaluation of these forward contracts, as well as a net loss associated with the revaluation of intercompany loans hedged by these forward contracts such that the net impact to earnings was not significant. At September 30, 2010, these forward exchange contracts had a gross notional value of $1.2 billion ($558.2 million on a net basis). The net receivable value of these forward contracts, $10.8 million, was recorded on our balance sheet as a current asset of $18.5 million and a current liability of $7.7 million at September 30, 2010.

See Note 6, Investments in Real Estate Ventures, for discussion of our processes for evaluating investments in real estate ventures for impairment on a quarterly basis. The inputs to this quarterly impairment analysis are Level 3 inputs in the fair value hierarchy.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, receivables, accounts payable, short-term borrowings, borrowings under our credit Facility and foreign currency forward contracts. The carrying values of cash and cash equivalents, receivables, accounts payable and short-term borrowings approximate their estimated fair values due to the short maturity of these instruments. The estimated fair value of our borrowings under our credit Facility approximates their carrying value due to their variable interest rate terms. The fair values of our foreign currency forward contracts are disclosed above. At September 30, 2010, we have no recurring fair value measurements for financial assets and liabilities that are based on unobservable inputs or Level 3 inputs.

(10) Earnings (Loss) Per Share and Net Income (Loss) Attributable to Common Shareholders

We calculate earnings (loss) per share by dividing net income (loss) attributable to common shareholders by weighted average shares outstanding. To calculate net income (loss) attributable to common shareholders, we subtract dividend-equivalents (net of tax) paid on outstanding but unvested shares of restricted stock units from net income (loss) in the period the dividend is declared. Included in the calculations of net income (loss) attributable to common shareholders are dividend-equivalents of $0.2 million net of tax, declared and paid in the second quarter of 2010, and $0.3 million net of tax, declared and paid in the second quarter of 2009.

For the three and nine months ended September 30, 2010 the difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive impact of common stock equivalents. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods. Due to the net loss for the nine months ended September 30, 2009, basic shares were not increased by common stock equivalents in the calculation of diluted shares as the impact would have been anti-dilutive.

The following table details the calculations of basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009 ($ in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net income (loss) attributable to the Company	$37,125	19,771	69,348	(55,849)
Dividends on unvested common stock, net of tax benefit	—	—	218	286
Net income (loss) attributable to common shareholders	$37,125	19,771	69,130	(56,135)
Basic weighted average shares outstanding	42,568,764	41,762,451	42,175,393	37,432,242
Basic income (loss) per common share before dividends on unvested common stock	$0.87	0.47	1.64	(1.49)
Dividends on unvested common stock, net of tax benefit	—	—	—	(0.01)
Basic earnings (loss) per common share	$0.87	0.47	1.64	(1.50)
Diluted weighted average shares outstanding	44,088,989	43,299,868	44,064,294	37,432,242
Diluted income (loss) per common share before dividends on unvested common stock	$0.84	0.46	1.57	(1.49)
Dividends on unvested common stock, net of tax benefit	—	—	—	(0.01)
Diluted earnings (loss) per common share	$0.84	0.46	1.57	(1.50)

(11) Comprehensive Income

For the three and nine months ended September 30, 2010 and 2009, our comprehensive income was as follows ($ in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Net income (loss)	$37,226	19,859	69,695	(55,559)
Other comprehensive income:
Foreign currency translation adjustments	68,601	32,018	19,045	88,908
Comprehensive income	105,827	51,877	88,740	33,349

Comprehensive income attributable to noncontrolling interest	101	88	347	290

Comprehensive income attributable to the Company	$105,726	51,789	88,393	33,059

(12) Debt

In September 2010, we renewed our unsecured bank credit facility (the “Facility”) to increase our borrowing capacity from $840 million to $1.1 billion, consisting of $900 million of revolving credit and a $200 million term loan. We also extended the maturity of the Facility from June 2012 to September 2015. In addition to our Facility, we have the capacity to borrow up to an additional $49.5 million under local overdraft facilities. There are currently 18 banks participating in our Facility. Pricing on the Facility ranges from LIBOR plus 150 basis points to LIBOR plus 300 basis points. As of September 30, 2010, our pricing on the Facility was LIBOR plus 225 basis points. We will continue to use the Facility for working capital, co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions.

As of September 30, 2010, we had $253.0 million outstanding on the Facility ($53.0 million of revolving debt and $200.0 million of term debt). We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $29.2 million outstanding at September 30, 2010, of which $28.4 million was attributable to local overdraft facilities.

The Facility requires us to maintain a leverage ratio not exceeding 3.50 to 1 through September 2012 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 2.25 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facility) are, among other things, (i) an add-back for stock compensation expense, (ii) the addition of the EBITDA of acquired companies earned prior to acquisition, as well as (iii) add-backs for certain impairment and non-recurring charges. Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of cash acquisitions and co-investment. We are in compliance with all covenants as of September 30, 2010. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facility.

The Facility bears a variable rate of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, we did not use any swaps during 2009 or the first nine months of 2010, and no swaps were outstanding as of September 30, 2010.

The effective interest rate on our debt was 3.9% in the third quarter of 2010, compared with 4.1% in the third quarter of 2009.

(13) Restructuring

In the first nine months of 2010, we recognized a net $5.5 million of restructuring charges, consisting of (i) $4.4 million of employee termination costs, (ii) $1.3 million of integration-related costs incurred as a result of the Staubach acquisition, and (iii) a $0.2 million reduction in a lease termination reserve we accrued in 2009.

At December 31, 2009 we had $11.5 million of employee termination costs accrued for restructuring activities. We paid employee termination costs of $9.9 million in the first nine months of 2010, and have $6.0 million of accrued employee termination costs in Accrued compensation on our consolidated balance sheet at September 30, 2010.

(14) Commitments and Contingencies

We are a defendant and plaintiff in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these litigation matters are covered by insurance (including insurance provided through a captive insurance company), although they may nevertheless be subject to large deductibles or retentions and the amounts being claimed may exceed the available insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

(15) Subsequent Events

The Company announced on October 26, 2010 that its Board of Directors has declared a semi-annual cash dividend of $0.10 per share of its common stock. The dividend payment will be made on December 15, 2010, to holders of record at the close of business on November 15, 2010. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and nine months ended September 30, 2010, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009, which are included in our 2009 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com). You should also refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our 2009 Annual Report on Form 10-K.

The following discussion and analysis contains certain forward-looking statements which we generally identify by the words anticipates, believes, estimates, expects, plans, intends and other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle’s actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. See the Cautionary Note Regarding Forward-Looking Statements in Part II, Item 5. Other Information.

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

Property and Equipment— We review property and equipment owned or under capital lease for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in the first nine months of 2010 or for the entire year of 2009.

Goodwill — We do not amortize goodwill, but instead evaluate goodwill for impairment at least annually. To accomplish this annual evaluation, in the third quarter of each year we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to our reporting units as of the date of evaluation. We define reporting units as Americas RES, EMEA RES, Asia Pacific RES and Investment Management. We then determine the fair value of each reporting unit based on a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of our 2010 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss.

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. We determined that no indicators of impairments existed in the first nine months of 2010, since our market capitalization has consistently exceeded our book value by a significant margin and our forecasts of EBITDA and cash flows generated by each of our reporting units appear sufficient to support the book values of net assets of each of these reporting units. As a result, we have not changed our conclusion that goodwill is not impaired. However, it is possible our determination that goodwill for a reporting unit is not impaired could change in the future if both economic conditions and our operating performance deteriorate. We will continue to monitor the relationship between the Company’s market capitalization and book value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the book values of the net assets of their respective businesses.

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

Equity losses included impairment charges of $12.6 million in the first nine months of 2010 and $47.6 million in the first nine months of 2009, primarily representing our equity share of the impairment charges against individual assets held by our real estate ventures. Declines in real estate markets have adversely impacted our rental income assumptions and forecasted exit capitalization rates, resulting in our determination that certain real estate investments had become impaired. It is reasonably possible that if real estate values continue to decline, we may sustain additional impairment charges on our investments in real estate ventures in future periods.

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

Certain employees receive a portion of their incentive compensation in the form of restricted stock units of our common stock. We recognize this compensation over the vesting period of these restricted stock units, which has the effect of deferring a portion of incentive compensation to later years. We recognize the benefit of deferring certain compensation under our Stock Ownership Program in a manner consistent with the accrual of the underlying incentive compensation expense.

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

The table below sets forth the amortization expense related to the Stock Ownership Program for the three months and nine months ended September 30, 2010 and 2009 ($ in millions):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Current compensation expense amortization for prior year programs	$2.9	3.6	14.5	18.0

Current deferral of compensation net of related amortization	(1.9)	(2.6)	(6.5)	(6.1)

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the program related to 2010 and 2009 are $9.6 million and $0.2 million, respectively, at September 30, 2010.

The table below sets out certain information related to the cost of the health insurance program for the three months and nine months ended September 30, 2010 and 2009 ($ in millions):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Expense to Company	$6.4	6.1	19.6	18.5
Employee contributions	1.8	1.5	5.5	4.6
Adjustment to prior year reserve	(0.9)	0.2	(0.9)	(0.2)
Total program cost	$7.3	7.8	24.2	22.9

•    Workers’ Compensation Insurance – Given our historical experience that our workforce has experienced lower costs than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income through the three months ended September 30, 2010 and 2009 were $2.8 million and $4.0 million, respectively. The credits taken to income through the nine months ended September 30, 2010 and 2009 were $4.7 million and $5.8 million, respectively.

The reserves, which can relate to multiple years, were $15.3 million and $14.2 million, as of September 30, 2010 and December 31, 2009, respectively.

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

The reserves for professional indemnity insurance claims facilitated through our captive insurance company, which relate to multiple years, were $2.3 million and $5.7 million, net of receivables from third party insurers, as of September 30, 2010 and December 31, 2009, respectively.

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

Transactional-Based Revenues

Transactional-based services for real estate investment banking, capital markets activities and other transactional-based services within our RES businesses increase the variability of the revenues we receive that relate to the size and timing of our clients’ transactions. For example, during 2008 and into 2009, capital market transactions decreased significantly due to deteriorating economic conditions and the global credit crisis, and have increased significantly in 2010 as economic conditions have improved. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter.

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

Within our RES segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended September 30, 2010 and 2009 are not indicative of the results to be obtained for the full fiscal year.

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

Three and Nine Months September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

In order to provide more meaningful year-to-year comparisons of our reported results, we have included in the table below the U.S. dollar and local currency movements in the consolidated statements of earnings ($ in millions).

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Change in U.S. dollars		% Change in Local Currency
Revenue	$708.4	595.3	113.1	19%	20%

Compensation and benefits	463.1	380.1	83.0	22%	23%
Operating, administrative and other	165.3	147.7	17.6	12%	13%
Depreciation and amortization	17.7	18.7	(1.0)	(5%)	(5%)
Restructuring charges	0.4	4.2	(3.8)	n.m.	n.m.
Total operating expenses	646.5	550.7	95.8	17%	18%
Operating income	$61.9	44.6	17.3	39%	38%

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Change in U.S. dollars		% Change in Local Currency
Revenue	$1,969.4	1,665.7	303.7	18%	17%

Compensation and benefits	1,288.9	1,104.0	184.9	17%	15%
Operating, administrative and other	484.8	426.0	58.8	14%	12%
Depreciation and amortization	53.0	64.6	(11.6)	(18%)	(19%)
Restructuring charges	5.5	36.6	(31.1)	n.m.	n.m.
Total operating expenses	1,832.2	1,631.2	201.0	12%	11%
Operating income	$137.2	34.5	102.7	n.m.	n.m.
(n.m. - not meaningful )

Revenue for the third quarter of 2010 was $708 million, an increase of 19%, reflecting continued year-over-year growth in all Real Estate Services (“RES”) segments due to year-over-year increases in Leasing, Capital Markets and Hotels, and Property & Facilities Management of 36%, 34% and 10%, respectively, on a local currency basis. Our LaSalle Investment Management segment was the only segment that did not show year-over-year growth, with revenues decreasing 1% on a local currency basis, due to a decrease in transaction and incentive fees.

Revenue for the first nine months of 2010 was $2.0 billion, an increase of 18% in U.S. dollars and 17% in local currency. Consistent with the second quarter, revenue growth for the first nine months of 2010 was driven by strong growth in Leasing, Capital Markets and Hotels, and Property & Facilities Management across all RES segments.

Operating expenses excluding Restructuring charges were $646 million for the third quarter, compared with $546 million in 2009. On a local currency basis, operating expenses excluding restructuring charges increased 19%, primarily as a result of increased incentive compensation related to transactional revenue and costs associated with new business pursuits. Total compensation as a percentage of firm revenue for the third quarter was 65.4%, compared with 63.8%in the third quarter of last year. The increase resulted from recent Corporate Solutions wins that required start-up hiring and transition costs in the third quarter in advance of revenue generation to begin in the fourth quarter, adding new clients for which reimbursed payroll costs are reported on a “gross” basis, and differences in timing of certain incentive compensation accruals between years.

Year-to-date operating expenses excluding Restructuring charges were $1.8 billion, an increase of 13% in local currency compared with the first nine months of 2009. Total compensation as a percent of firm revenue on a year-to-date basis was 65.4% in 2010, compared with 66.3% for the first nine months of 2009.

Operating income margin, adjusting for restructuring charges, improved to 8.8% in the third quarter, compared with an 8.2% margin in the same period of 2009. Year-to-date adjusted operating income margin was 7.2%, up from 4.3 percent in the first nine months of 2009.

Equity in losses from real estate ventures were $2 million in the third quarter of 2010 and $11 million for the first nine months of 2010, compared to losses of $5 million in the third quarter of 2009 and $56 million for the first nine months of 2009. The losses both in 2010 and 2009 were primarily due to non-cash impairment charges.

The effective tax rate for the third quarter and first nine months of 2010 was 23.0% based on our forecasted results for the full year.

Segment Operating Results

We manage and report our operations as four business segments:

The three geographic regions of Real Estate Services (“RES”):

(i)	Americas,
(ii)	Europe, Middle East and Africa (“EMEA”),
(iii)	Asia Pacific; and

(iv)	Investment Management, which offers investment management services on a global basis.

Each geographic region offers our full range of Real Estate Services, including: tenant representation and agency leasing, capital markets, property management, facility management, project and development services, and advisory, consulting and valuation services. We consider “property management” to be services provided to non-occupying property investors and “facilities management” to be services provided to owner-occupiers.

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

Real Estate Services

Americas

($ in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$309.1	238.8	70.3	29%	29%
Operating expense	271.8	209.5	62.3	30%	29%
Operating income	$37.3	29.3	8.0	27%	28%

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$833.0	686.9	146.1	21%	21%
Operating expense	754.2	643.5	110.7	17%	17%
Operating income	$78.8	43.4	35.4	82%	83%

Third-quarter revenue in the Americas region was $309 million, an increase of 29% in US dollars and local currency over the prior year, driven by increased transactional activities, both in Leasing, which increased 38% in local currency year-over-year, and Capital Markets and Hotels.

Operating expenses were $272 million in the third quarter, 29% higher in local currency than a year ago, driven primarily by transition costs supporting recent wins from which the firm will begin to earn revenue in the fourth quarter, as well as higher incentive compensation expenses related to increased transaction revenue. Year-to-date operating expenses were $754 million, compared with $644 million for the same period in 2009, a 17% increase in local currency.

EMEA

($ in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$169.3	154.2	15.1	10%	18%
Operating expense	166.1	158.1	8.0	5%	13%
Operating income (loss)	$3.2	(3.9)	7.1	n.m.	n.m.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$491.4	417.9	73.5	18%	21%
Operating expense	491.9	443.9	48.0	11%	13%
Operating loss	$(0.5)	(26.0)	25.5	n.m.	n.m.
(n.m. - not meaningful )

EMEA’s third-quarter revenue was $169 million in 2010 compared with $154 million in 2009, an increase of 10%, 18% in local currency, with the most significant contribution to the increase coming from Leasing. The growth in EMEA was led by France and England, which were up 32% and 28%, respectively, in local currency compared with the third quarter of 2009. Year-to-date revenue in the region was $491 million in 2010 compared with $418 million in 2009, an increase of 18%, 21% in local currency.

Operating expenses were $166 million in the third quarter, an increase of 5% from the prior year, 13% in local currency, primarily due to increased variable compensation expense related to improved year-over-year performance. Year-to-date operating expenses were $492 million, an increase of 11%, 13% in local currency.

Asia Pacific

($ in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$165.0	136.4	28.6	21%	15%
Operating expense	157.6	129.3	28.3	22%	16%
Operating income	$7.4	7.1	0.3	4%	(5%)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$455.3	360.5	94.8	26%	17%
Operating expense	431.5	354.3	77.2	22%	13%
Operating income (loss)	$23.8	6.2	17.6	n.m.	n.m.
(n.m. - not meaningful )

Revenue in the Asia Pacific region was $165 million for the third quarter of 2010, compared with $136 million for the same period in 2009, an increase of 21%, 15% in local currency. The year-over-year increase was principally driven by transactional revenue improvement across most countries in the region compared with a year ago. Project & Development Services (“PDS”) revenue was $19 million for the third quarter of 2010, an increase of 69% from the third quarter of 2009, due to expansion of corporate outsourcing, including $6 million of revenue from gross contracts, where reimbursed costs were included as both revenue and expense. Year-to-date revenue in the region was $455 million in 2010, an increase of 26% compared with 2009, 17% in local currency.

Operating expenses for the region were $158 million for the quarter, compared with $129 million in 2009, an increase of 16% year over year in local currency primarily due to increased revenue and additional PDS costs. Operating expenses were $432 million for the first nine months of 2010, compared with $354 million in 2009, an increase of 13% in local currency.

Investment Management

($ in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$65.0	65.9	$(0.9)	(1%)	(1%)
Equity losses	(2.0)	(5.0)	3.0	(60%)	(60%)
Total revenue	63.0	60.9	2.1	3%	3%
Operating expense	50.6	49.5	1.1	2%	3%
Operating income	$12.4	11.4	$1.0	9%	5%

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Change in U.S. dollars		Change in Local Currency
Revenue	$189.9	195.8	$(5.9)	(3%)	(5%)
Equity losses	(11.2)	(51.7)	40.5	n.m.	n.m.
Total revenue	178.7	144.1	34.6	24%	21%
Operating expense	149.0	152.9	(3.9)	(3%)	(4%)
Operating income (loss)	$29.7	(8.8)	$38.5	n.m.	n.m.
(n.m. - not meaningful )

LaSalle Investment Management’s third-quarter Advisory fees were $62 million, up 1% compared with last year in both US dollars and local currency. Year-to-date Advisory fees were $176 million, compared with $180 million through the first nine months of 2009, a decrease of 4% in local currency. Our advisory fees have remained relatively steady as our account takeover success has largely offset asset dispositions and value declines. Equity losses decreased in 2010, compared to 2009, due to a decrease in impairment charges as the values of our equity investments stabilized during 2010.

During the quarter, LaSalle Investment Management raised net capital of $1.0 billion, bringing the year-to-date net capital raise to $5.3 billion. Investments totalled $1.7 billion during the third quarter, $2.5 billion year-to-date. At the end of the third quarter assets under management were $40.2 billion.

Consolidated Cash Flows

Cash Flows Provided By Operating Activities

During the first nine months of 2010, we generated $108 million of cash from operating activities, an increase of $64 million from the $44 million generated in the first nine months of 2009. The year-over-year increase in cash generated from operating activities was primarily due to a $125 million increase in net income, off-set by decreases in non-cash charges for equity losses of $45 million and depreciation and amortization of $12 million, and by a $7 million decrease in cash used for changes in working capital.

Cash Flows Used In Investing Activities

We used $161 million of cash for investing activities in the first nine months of 2010, an $89 million increase from the $72 million used in the first nine months of 2009. The $89 million increase was due to a $98 million increase in cash used for business acquisitions, partially off-set by an $8 million decrease in capital expenditures. In the first nine months of 2010, we made a total of $113 million of payments related to various business combination matters including: (i) $101 million to satisfy deferred business acquisition obligations for acquisitions completed in prior years, including the scheduled third quarter payment of $78 million related to the 2008 Staubach acquisition, (ii) $9 million to purchase a portion of the minority interest in our Indian operations, and (iii) $3 million for various other acquisition related activities, including earn-out payments and the third quarter acquisition of certain U.S. mall management operations from General Growth Properties, Inc.

Cash Flows Provided By Financing Activities

Financing activities provided $55 million of net cash in the first nine months of 2010, a $16 million increase from the $39 million provided by financing activities in the first nine months of 2009. In the first nine months of 2010, net borrowings under our credit facilities were $84 million, a $244 million increase over the net repayments of $160 million in the first nine months of 2009. The impact of the $244 million increase in net borrowing was largely off-set by the impact of the $218 million of cash generated in the prior year from the Company’s June 2009 stock offering. The Company also spent $12 million more in 2010, compared to 2009, on the repurchase of shares for the payment of taxes on stock awards as a result of an increase in both the number of shares issued for awards vesting and an increase in the stock price.

Liquidity and Capital Resources

Historically, we have financed our operations, co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities

In July 2008, we exercised the accordion feature on our unsecured revolving credit facility to increase it from $575 million to $675 million. In addition, we entered into a $200 million term loan agreement (which was fully drawn and required eight quarterly principal payments of $5 million commencing December 31, 2008, six quarterly principal payments of $7.5 million commencing December 31, 2010 and the balance payable June 6, 2012), with terms and pricing similar to our existing revolving credit facility. As a result of these changes, the total capacity of both the revolving facility and term loan (together the “Facilities”) increased to $875 million.

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

In September 2010, we renewed and extended our unsecured credit Facility (hereafter the “Facility”) to increase the borrowing capacity to $1.1 billion, consisting of $900 million of revolving credit and a $200 million term loan, and extended the maturity to September 28, 2015. The term loan was fully drawn and requires twelve quarterly principal repayments of $2.5 million commencing December 31, 2010, four quarterly principal payments of $5 million commencing December 31, 2013, three principal repayments of $6.25 million commencing December 31, 2014 and the balance payable September 28, 2015. The Facility remains unsecured.

Under the Facility, we must maintain a leverage ratio not exceeding 3.50 to 1 through September 2012 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 2.25 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facility) are, among other things, (i) an add-back for stock compensation expense, (ii) the addition of the EBITDA of acquired companies earned prior to acquisition, as well as (iii) add-backs for certain impairment and non-recurring charges. Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment as well as certain levels of cash acquisitions. We are in compliance with all covenants as of September 30, 2010.

The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facility.

As of September 30, 2010, pricing on the Facility was LIBOR plus 225 basis points. We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the revolving facility will fluctuate based on our level of borrowing needs.

We also have capacity to borrow an additional $49.5 million under local overdraft facilities.

As of September 30, 2010, we had $253.0 million outstanding on the Facility ($53.0 million of revolving credit and $200.0 million of term debt). The average borrowing rate was 3.9% in the third quarter of 2010 as compared with an average borrowing rate of 4.1% in the third quarter of 2009. We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $29.2 million outstanding at September, 2010, with $28.4 million attributable to local overdraft facilities.

The Facility bears a variable rate of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2009 or the first nine months of 2010, and none were outstanding as of September 30, 2010.

We believe that the Facility, together with our local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our current needs.

Co-investment Activity

As of September 30, 2010, we had total investments in real estate ventures of $178.6 million, consisting of approximately 40 separate property or fund co-investments.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At September 30, 2010, our maximum potential unfunded commitment to LIC I is euro 7.5 million ($10.2 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most co-investments. At September 30, 2010, LIC II has unfunded capital commitments for future fundings of co-investments of $321.0 million, of which our 48.78% share is $156.6 million. The $156.6 million commitment is part of our maximum potential unfunded commitment to LIC II at September 30, 2010 of $335.6 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next one to two years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital. At September 30, 2010, no bridge financing arrangements were outstanding.

As of September 30, 2010, LIC II maintains a $35.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The revolving credit facility maintained by LIC I was repaid in full and expired during the fourth quarter of 2009.

The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $17.1 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $335.6 million. As of September 30, 2010, LIC II had $12.4 million of outstanding borrowings on the facility.

We expect to continue to pursue co-investment opportunities with our real estate investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.7 million as of September 30, 2010.

Share Repurchase and Dividend Programs

Since October 2002, our Board of Directors has approved five share repurchase programs. At September 30, 2010, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2009 or in the first nine months of 2010. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and stock option grants made under our existing stock plans.

The Company paid a cash dividend of $0.10 per share on its common stock on June 15, 2010, to holders of record at the close of business on May 14, 2010. A dividend-equivalent of $0.2 million in the same per share amount was also paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

The Company announced on October 26, 2010 that its Board of Directors had declared a semi-annual cash dividend of $0.10 per share on its common stock. The dividend payment was made on December 15, 2010, to holders of record at the close of business on November 15, 2010. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by the Company’s Board of Directors.

Capital Expenditures and Business Acquisitions

Capital expenditures for the first nine months of 2010 were $23 million, net, compared to $31 million for the same period in 2009. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space. Capital expenditures have decreased significantly from 2008, as we completed the implementation of several global information systems in 2008 and have spent less on capital items related to acquisition integrations.

In the first nine months of 2010, we used $113 million in connection with acquisitions, primarily for deferred payments and earn-out payments related to acquisitions we completed in prior years. Terms for our acquisitions completed in prior years and the 2010 acquisition of certain mall management operations from General Growth Properties Inc. have included cash paid at closing with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaling $299 million at September 30, 2010 on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At September 30, 2010, we had the potential to make earn-out payments on 13 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $174 million at September 30, 2010. We anticipate that these amounts will come due at various times over the next three years assuming the achievement of the applicable performance conditions.

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

In light of the continuing broad market recovery, we expect increasing acquisition opportunities to emerge. We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market and Other Risk Factors

Market Risk

The principal market risks (namely, the risk of loss arising from adverse changes in market rates and prices) we face are:

•    Interest rates on our credit Facility; and

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

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our Facility, which had average outstanding borrowings of $345.2 million during the three months ended September 30, 2010, and the effective interest rate was 3.9%. As of September 30, 2010, we had $253.0 million outstanding under the Facility. The Facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We entered into no such agreements in 2009 or the first nine months of 2010, and we had no such agreements outstanding at September 30, 2010.

Foreign Exchange

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue outside of the United States totaled 56% and 55% of our total revenue for the nine months ended September 30, 2010 and 2009, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the euro (13% of revenues for the nine months ended September 30, 2010) and the British pound (11% of revenues for the nine months ended September 30, 2010).

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

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. In the third quarter of 2010, we recognized a net gain of $10.8 million from the revaluation of these forward contracts, as well as a net loss associated with the revaluation of intercompany loans hedged by these forward contracts such that the net impact to earnings was not significant. At September 30, 2010, these forward exchange contracts had a gross notional value of $1.2 billion ($558.2 million on a net basis). The net receivable value of these forward contracts, $10.8 million, was recorded on our balance sheet as a current asset of $18.5 million and a current liability of $7.7 million at September 30, 2010.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of September 30, 2010, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are a defendant or plaintiff in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these litigation matters are covered by insurance (including insurance provided through a captive insurance company), although they may nevertheless be subject to large deductibles or retentions and the amounts being claimed may exceed the available insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A. Risk Factors

The description below supersedes in its entirety the description of the risk factor entitled “REAL ESTATE SERVICES AND INVESTMENT MANAGEMENT MARKETS ARE HIGHLY COMPETITIVE” previously disclosed in “Part I, Item 1A. Risk Factors” of our 2009 Annual report on Form 10-K.

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

New competitors or alliances among competitors that increase their ability to service clients could emerge and gain market share, develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services we offer. In order to respond to increased competition and pricing pressure, we may have to lower our prices or loosen contractual terms (such as liability limitations), which may have an adverse effect on our revenue and profit margins. As we are in a consolidating industry, there exists the inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. While we have successfully grown organically and through a series of acquisitions, sourcing and completing acquisitions are complex and sensitive activities. In light of the continuing broad market recovery, we expect increasing acquisition opportunities to emerge and may increase our acquisition activity compared to recent years. We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth. However, there is no assurance that we will be able to continue our acquisition activity in the future at the same pace as we have in the past.

The recent severe global economic downturn may have increased instability at our competitors and this may lead to a willingness on their part to engage in aggressive pricing, advertising or hiring practices in order to maintain market shares or client relationships. If this occurs, it will increase the competitive risks we face although it will differ from one competitor to another given their different positions within the marketplace and their different financial situations.

We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason with as little as 30 to 60 days’ notice, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition will be materially adversely affected. We believe that the recent global economic downturn has led to additional pricing pressure from clients as they themselves come under financial pressure, participate in governmental bail-out programs or file for bankruptcy or insolvency protection, as some significant clients have done.

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November, 2010.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin

By: Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and
Principal Financial Officer)

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at September 30, 2010 and December 31, 2009 (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) Consolidated Change in Equity for the nine months ended September 30, 2010, (iv) Statement of Cash Flows for the nine months ended September 30, 2010 and 2009, and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

*Filed herewith