Form 10-K
period 2010-12-31
JONES LANG LASALLE INC
filed 2011-02-25
CIK 1037976

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the fiscal year ended December 31, 2010	Commission File Number 1-13145

Jones Lang LaSalle Incorporated

(Exact name of registrant as specified in its charter)

Maryland	36-4150422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Randolph Drive, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 312-782-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ] No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [    ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer [ X ] Accelerated filer [    ] Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2010 was $2,730,358,027.

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on February 17, 2011 was 42,864,484.

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

ITEM 1.	BUSINESS

COMPANY OVERVIEW

Jones Lang LaSalle Incorporated (Jones Lang LaSalle, which we may refer to as we, us, our, the Company or the Firm) was incorporated in 1997. We have 185 corporate offices worldwide and operations in more than 1,000 locations in 60 countries. We have approximately 40,300 employees, including 24,800 employees whose costs our clients reimburse. We offer comprehensive integrated real estate and investment management services on a local, regional and global basis to owner, occupier and investor clients. We are an industry leader in property and corporate facilities management services, with a portfolio of approximately 1.8 billion square feet worldwide. We deliver an array of Real Estate Services (RES) across our three geographic business segments: (1) the Americas, (2) Europe, Middle East and Africa (EMEA), and (3) Asia Pacific. LaSalle Investment Management, a wholly-owned member of the Jones Lang LaSalle group that comprises our fourth business segment, is one of the world’s largest and most diversified real estate investment management firms with over $41 billion of assets under management.

In 2010, we generated record-setting revenue of $2.9 billion across our four business segments, an 18% increase from 2009. We are encouraged by our strong performance in 2010. We believe that we are well positioned to take advantage of the opportunities in a consolidating industry that we anticipate will arise as market conditions continue to improve. Throughout the global recession, we strengthened our business and redefined our cost base across our transactional businesses.

For discussion of our segment results please see “Results of Operations” and “Market Risks” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 3 of the Notes to Consolidated Financial Statements.

We won numerous awards during 2010, reflecting the quality of the services we provide to our clients, the integrity of our people and our desirability as a place to work. Among others we were named:

•	The highest ranking real estate services firm in the Leaders category of the Global Outsourcing 100 by the International Association of Outsourcing Professionals;

•	Euromoney’s Global Best Investment Manager and Best Investment Manager in Asia;

•	ENERGY STAR’s Partner of the Year by the U.S. Environmental Protection Agency;

•	The winner of P&G’s Top Global Performing Partners Excellence Award;

•	One of the World’s Most Ethical Companies per the Ethisphere Institute;

•	Best property consultancy in Australia, India, Thailand, Mexico, Italy, Turkey, Central and Eastern Europe, Russia and Dubai; and

•	One of the best places to work in, among others, Germany, Spain, Ireland, Atlanta, Denver, Phoenix, Los Angeles and Washington D.C.

The broad range of real estate services we offer includes:

•Agency leasing	•Capital markets

•Tenant representation	•Real estate investment banking / merchant banking

•Property management	•Corporate finance

•Facilities management / outsourcing	•Hotel advisory

•Project and development management / construction	•Energy and sustainability services

•Valuations	•Value recovery and receivership services

•Consulting	•Investment management

We offer these services locally, regionally and globally to real estate owners, investors and occupiers for a variety of property types, including:

•Offices	•Critical environments and data centers

•Hotels	•Sports facilities

•Industrial properties	•Cultural institutions

•Retail properties	•Transportation centers

•Multi-family residential	•Healthcare facilities

Individual regions and markets may focus on different property types to a greater or lesser extent depending on local requirements, market conditions and the opportunities we perceive.

We work for a broad range of clients who represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (public sector) entities. Increasingly, we are offering services to middle-market companies that are looking to outsource real estate services. We provide real estate investment management services on a global basis for both public real estate securities and private real estate assets through our LaSalle Investment Management subsidiary.

The attributes that enhance our services include our:

•	Integrated global business model;

•	Industry-leading research capabilities;

•	Focus on client relationship management;

•	Consistent worldwide service delivery and integrity;

•	Ability to deliver innovative solutions to assist our clients in maximizing the value of their real estate portfolios;

•	Strong brand; and

•	Strong financial position.

We have grown our business by expanding our client base and the range of our services and products, both organically and through a series of strategic acquisitions and mergers. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for the full spectrum of real estate needs of our clients. We first began to establish this network of services across the globe through the 1999 merger of the Jones Lang Wootton companies (JLW, founded in 1783) with those of LaSalle Partners Incorporated (LaSalle Partners, founded in 1968).

Jones Lang LaSalle History

Prior to our incorporation in Maryland in April 1997 and our initial public offering (the Offering) of 4,000,000 shares of common stock in July 1997, Jones Lang LaSalle conducted business as LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (collectively, the Predecessor Partnerships). Immediately prior to the Offering, the general and limited partners of the Predecessor Partnerships contributed all of their partnership interests in the Predecessor Partnerships in exchange for an aggregate of 12,200,000 shares of common stock.

In October 1998, we acquired all of the common stock of the COMPASS group of real estate service companies (collectively, COMPASS) from Lend Lease Corporation Limited. The acquisition of COMPASS made us the largest property management services company in the United States and expanded our international presence into Australia and South America.

In March 1999, LaSalle Partners merged its business with that of JLW and changed its name to Jones Lang LaSalle Incorporated. In connection with the merger, we issued 14,300,000 shares of common stock and paid cash consideration of $6.2 million.

During the period from 2005 through 2008, we acquired or merged with 33 companies as part of our global growth strategy. These strategic acquisitions have given us additional market share in key markets, expanded our capabilities in certain service areas and further broadened the global platform we make available to our clients. These acquisitions took place in England, Scotland, Finland, France, Germany, the Netherlands, Spain, Turkey, Dubai, Hong Kong, Japan, India, the Philippines, Australia, Canada, Brazil and the United States.

In January 2006, we merged operations with Spaulding & Slye, a privately held real estate services and investment company with offices in Boston and Washington, D.C. We integrated Spaulding & Slye’s 500 employees into the Jones Lang LaSalle organization, significantly increasing the Firm’s market presence in New England and Washington, D.C.

In a multi-step acquisition starting in 2007, we acquired the former Trammell Crow Meghraj (TCM), one of the largest privately held real estate services companies in India. TCM’s operations were combined with our Indian operations and we now operate under the Jones Lang LaSalle brand name throughout India.

In May 2008, we acquired Kemper’s Holding GmbH (Kemper’s), a Germany-based retail specialist, making us the largest property advisory business in Germany and providing us with new offices in Leipzig, Cologne and Hannover.

In July 2008, we acquired Staubach Holdings Inc. (Staubach), a U.S. real estate services firm specializing in tenant representation. Staubach, with 1,000 employees, significantly enhanced our presence in key markets across the United States and made us an industry leader in local, national and global tenant representation. The Staubach acquisition also established us as the market leader in public sector services and added scale to our industrial brokerage, investment sales, corporate finance and project and development services.

We made no material new acquisitions in 2009 or 2010 due to market conditions and our focus on maintaining a healthy balance sheet. In light of the continuing broad market recovery that we experienced during 2010, we expect increasing acquisition opportunities to emerge and we may increase our acquisition activity compared to recent years. We are considering, and will continue to consider, acquisitions that we believe will strengthen our market positions, increase our profitability and supplement our organic growth. However, there is no assurance that we will engage in acquisition activity in the future at the same pace as we have in the past.

Seven Value Drivers for Growth and Superior Client Service

Our mission is to deliver exceptional strategic, fully integrated services and solutions for real estate owners, occupiers and investors worldwide. We deliver a combination of services, skills and expertise on an integrated global platform that we own (and do not franchise), which we believe sets us apart from our competitors. While we face high-quality competition, we also believe that we have a unique set of attributes that makes us the best choice for clients seeking real estate and investment management services. We have the size and scale of resources necessary to provide the expertise of the firm wherever they need it. And our culture of teamwork and collaboration means that we can marshal those resources to deliver the greatest possible value and results

Consultancy practices typically do not share our implementation expertise or local market awareness. Investment banking and investment management competitors generally possess neither our local market knowledge nor our real estate service capabilities. Traditional real estate firms lack our financial expertise and operating consistency. Other global competitors, which we believe often franchise their offices through separate owners, do not have the same level of business coordination or consistency of delivery that we can provide through our network of wholly owned offices, directly employed personnel and integrated IT, human resources and financial systems. That network also permits us to promote a high level of integrity throughout the organization and to use our diverse and welcoming culture as a competitive advantage in developing clients, recruiting employees and acquiring businesses.

Seven key value drivers distinguish our business activities:

•	Our integrated global services platform;

•	The quality and worldwide reach of our research function;

•	Our focus on client relationship management as a means to provide superior client service;

•

Our reputation for consistent and trust-worthy worldwide service delivery, as measured by our creation of best practices and by the skills, experience, collaborative nature and integrity of our people;

•	Our ability to deliver innovative solutions to assist our clients in maximizing the value of their real estate portfolios;

•	The strength of our brand; and

•	The strength of our financial position.

We have designed our business model to create value for our clients, our shareholders and our employees. Based on our established presence in, and intimate knowledge of, real estate and capital markets worldwide, and supported by our investments in thought leadership and technology, we believe that we create value for clients by addressing their local, regional and global real estate needs as well as their broader business, strategic, operating and financial goals. Our financial position, which we believe is the strongest in our industry, and our reputation for integrity, which we also believe is the strongest in the industry, give our clients confidence in our long-term ability to meet our obligations to them. We also believe that the ability to create and deliver value drives our own ability to grow our business and improve profitability and shareholder value. In doing so, we enable our people to demonstrate their technical competence and advance their careers by taking on new and increased responsibilities within a dynamic environment as our business expands geographically and develops in sophistication.

GLOBAL STRATEGY

To continue to create new value for our clients, shareholders and employees, we have identified five strategic priorities, which we call the G5.

G1: BUILD OUR LEADING LOCAL AND REGIONAL SERVICE OPERATIONS. Our strength in local and regional markets determines the strength of our global service capabilities. Our financial performance also depends, in great part, on the business we source and execute locally from our 185 wholly owned offices around the world. We continually seek to leverage our established business presence in the world’s principal real estate markets in order to provide expanded local and regional services without a proportionate increase in infrastructure costs. We believe that these capabilities will continue to set us apart and make us more attractive to current and prospective clients as well as to revenue generating employees such as brokers and client relationship managers.

G2: STRENGTHEN OUR LEADING POSITION IN CORPORATE SOLUTIONS. The accelerating trends of globalization, cost cutting, energy management and the outsourcing of real estate services by corporate occupiers support our decision to emphasize a truly global Corporate Solutions business to serve their needs comprehensively. This service delivery capability helps us create new client relationships, particularly as companies turn to the outsourcing of their real estate as a way to manage expenses and enhance sustainability. These services have proved to be counter-cyclical as we have seen demand for them strengthen when the economy has weakened. In addition, corporate clients are demanding the multi-regional capabilities that we can deliver.

G3: CAPTURE THE LEADING SHARE OF GLOBAL CAPITAL FLOWS FOR INVESTMENT SALES. Our focus on further developing our ability to provide global Capital Markets services reflects the increasingly international nature of cross-border money flows into real estate and the global marketing of real estate assets. Our real estate investment banking capability helps provide capital and other financial solutions by which our clients can maximize the value of their real estate. In response to volatile market conditions we have established Value Recovery Services to help owners, investors and occupiers value their assets and identify solutions that will allow them to respond decisively.

G4: STRENGTHEN LASALLE INVESTMENT MANAGEMENT’S LEADERSHIP POSITION. With its integrated global platform, LaSalle Investment Management is well positioned to serve institutional real estate investors looking for attractive opportunities around the world. Our investments in LaSalle Investment Management help the business develop and offer new products quickly, and extend its portfolio capabilities into promising new markets in order to enhance that position.

G5: CONNECTIONS: DIFFERENTIATE BY CONNECTING ACROSS THE FIRM AND WITH CLIENTS. To create real value and new opportunities for our clients, shareholders and employees, we are working to strengthen and fully leverage the links between our people, service lines and geographies worldwide to better connect with our clients and put the firm’s global expertise and experience to work for them.

We have committed resources to each of the G5 priorities in past years and expect we will continue to do so in the future. This strategy helped us to weather the recent economic downturn, continue to grow market share and take advantage of new opportunities as they arose. By continuing to invest in the future based on how our strengths can support the needs of our clients, we intend to maintain and expand our position as an industry leader. Although our fundamental business strategies remain intact, each of our businesses continually reevaluates how it can best serve our clients as their needs change and real estate markets, credit markets and economies continue to exhibit dramatic and often unpredictable changes.

BUSINESS SEGMENTS

We report our operations as four business segments. We manage our Real Estate Services (RES) product offerings geographically as (1) the Americas, (2) Europe, Middle East and Africa (EMEA), and (3) Asia Pacific, and our investment management business globally as (4) LaSalle Investment Management. See “Results of Operations” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 3 of the Notes to Consolidated Financial Statements, for financial information discussed by segment.

REAL ESTATE SERVICES (RES): AMERICAS, EMEA AND ASIA PACIFIC

To address the needs of real estate owners and occupiers, we provide a full range of integrated property, project management and transaction services locally, regionally and globally through our Americas, EMEA and Asia Pacific operating segments. We categorize our RES in five major product categories:

•	Leasing Services;

•	Property and Facilities Management;

•	Project and Development Services;

•	Capital Markets and Hotels; and

•	Advisory, Consulting and Other Services.

Across these five broad RES categories, we leverage our deep real estate expertise and experience within the firm to provide innovative solutions for our clients. A description of these product categories and the services within them follows:

1. Leasing Services

Agency Leasing Services executes marketing and leasing programs on behalf of investors, developers, property companies and public entities to secure tenants and negotiate leases with terms that reflect our clients’ best interests. In 2010, we completed approximately 19,400 agency leasing transactions representing approximately 323 million square feet of space. We typically base our agency leasing fees on a percentage of the value of the lease revenue commitment for consummated leases.

Tenant Representation Services establishes strategic alliances with clients to deliver ongoing assistance to meet their real estate needs, and to help them evaluate and execute transactions to meet their occupancy requirements. Tenant Representation Services is also an important component of our local market services. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions, and negotiating lease and ownership terms with landlords. We help our clients lower their real estate costs, minimize real estate occupancy risks, improve occupancy control and flexibility, and create more productive office environments. We employ a multi-disciplinary approach to develop occupancy strategies linked to our clients’ core business objectives.

We determine Tenant Representation Services fees on a negotiated fee basis and landlords are typically responsible for paying them. Fees often reflect performance measures related to targets that we and our clients establish prior to engagement or, in the case of strategic alliances, at future annual intervals. We use quantitative and qualitative measurements to assess performance relative to these goals, and incentive fees may be awarded for superior performance. In 2010, we completed approximately 8,400 tenant representation transactions representing approximately 159 million square feet of space.

2. Property and Facilities Management

Property Management Services provides on-site management services to real estate owners for office, industrial, retail and specialty properties. We seek to leverage our market share and buying power to deliver superior service to clients. Our goal is to enhance our clients’ property values through aggressive day-to-day management. We may provide services through our own employees or through contracts with third-party providers (with whom we may act in a principal capacity or hire as an agent for our clients). We focus on maintaining high levels of occupancy and tenant satisfaction while lowering property operating costs. During 2010, we provided on-site property management services for properties totaling approximately 1.1 billion square feet.

We typically provide property management services through an on-site general manager and staff. We support them with regional supervisory teams and central resources in such areas as training, technical and environmental services, accounting, marketing and human resources. Our general managers are responsible for property management activities, client satisfaction and financial results. We do not compensate them with commissions, but rather with a combination of base salary and a performance bonus that is directly linked to results they produce for their clients. Increasingly, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue or occupancy objectives or tenant satisfaction levels. Consistent with industry custom, management contract terms typically range from one to three years, but may be canceled at any time following a short notice period, usually 30 to 60 days.

Integrated Facilities Management Services provides comprehensive portfolio and property management services to corporations and institutions that outsource the management of the real estate they occupy. Properties under management range from corporate headquarters to industrial complexes. During 2010, Integrated Facilities Management Services managed approximately 721 million square feet of real estate for its clients. Our target clients typically have large portfolios (usually over 1 million square feet) that offer significant opportunities to reduce costs and improve service delivery. The competitive trends of globalization, outsourcing and offshoring have prompted many of these clients to demand consistent service delivery worldwide and a single point of contact from their real estate service providers. We generally develop performance measures to quantify the progress we make toward goals and objectives that we have mutually determined. Depending on client needs, our Integrated Facilities Management Services units, either alone or partnering with other business units, provide services that include portfolio planning, property management, agency leasing, tenant representation, acquisition, finance, disposition, project management, development management, energy and sustainability services and land advisory services. We may provide services through our own employees or through contracts with third-party providers (with which we may act in a principal capacity or which we may hire as an agent for our clients).

Our Integrated Facilities Management Services units are compensated on the basis of negotiated fees that we typically structure to include a base fee and performance bonus. We base performance bonus compensation on a quantitative evaluation of progress toward performance measures and regularly scheduled client satisfaction surveys. Integrated Facilities Management Services agreements are typically three to five years in duration, but also are cancelable at any time upon a short notice period, usually 30 to 60 days, as is typical in the industry.

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

In the United States, we provide Mobile Engineering Services to banks and specialty retailers with large portfolios of retail sites. Rather than using multiple vendors to perform facility services, these companies hire Jones Lang LaSalle to provide HVAC, electrical and plumbing services, and general interior repair and maintenance. Our multi-disciplined mobile engineers serve numerous clients in a specified geographic area, performing multiple tasks in a single visit and taking ownership of the operational success of the sites they service. This service delivery model reduces clients’ operating costs by bundling on-site services and reducing travel time between sites.

3. Project and Development Services

Project and Development Services provides a variety of services to tenants of leased space, owners in self-occupied buildings and owners of real estate investments. These include conversion management, move management, construction management and strategic occupancy planning services. Project and Development Services frequently manages relocation and build-out initiatives for clients of our Property Management Services, Integrated Facilities Management Services and Tenant Representation Services units. Project and Development Services also manages all aspects of development and renovation of commercial projects for our clients. Additionally, we provide these services to public-sector clients, particularly to military and government entities and educational institutions, primarily in the United States and to a more limited but growing extent in other countries.

Our Project and Development Services business is generally compensated on the basis of negotiated fees. Client contracts are typically multi-year in duration and may govern a number of discrete projects, with individual projects being completed in less than one year.

4. Capital Markets and Hotels

Capital Markets Services includes institutional property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. Real Estate Investment Banking Services includes sourcing capital, both in the form of equity and debt, derivatives structuring and other traditional investment banking services designed to assist corporate clients in maximizing the value of their real estate. To meet client demands to market real estate assets internationally and to invest outside of their home markets, our Capital Markets Services teams combine local market knowledge with our access to global capital sources to provide superior execution in raising capital for real estate assets. By researching, developing and introducing innovative new financial products and strategies, Capital Markets Services is also integral to the business development efforts of our other businesses.

Clients typically compensate Capital Markets Services units on the basis of the value of transactions completed or securities placed. In certain circumstances, we receive retainer fees for portfolio advisory services. Real Estate Investment Banking fees are generally transaction-specific and conditioned upon the successful completion of the transaction.

We also deliver Capital Markets Services for hotel and hospitality assets and portfolios on a global basis including investment sales, mergers and acquisitions, and financing. We provide services to assets that span the hospitality spectrum: luxury properties; resorts; select service and budget hotels; golf courses; theme parks; casinos; spas; and pubs.

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

5. Advisory, Consulting and Other Services

Valuation Services provides clients with professional valuation services and helps them determine market values for office, retail, industrial and mixed-use properties. Such services may involve valuing a single property or a global portfolio of multiple property types. We conduct valuations, which typically involve commercial property, for a variety of purposes, including acquisitions, dispositions, debt and equity financings, mergers and acquisitions, securities offerings (including initial public offerings) and privatization initiatives. Clients include occupiers, investors and financing sources from the public and private sectors. For the most part, our valuation specialists provide services outside of the United States. During 2010, we performed nearly 48,200 valuations of commercial properties with an aggregate value of approximately $718 billion.

We usually negotiate compensation for valuation services for each assignment based on its scale and complexity, and our fees typically relate in part to the value of the underlying assets.

Consulting Services delivers innovative, results-driven real estate solutions that align strategically and tactically with clients’ business objectives. We provide clients with specialized, value-added real estate consulting services in such areas as mergers and acquisitions, occupier portfolio strategy, workplace solutions, location advisory, financial optimization strategies, organizational strategy and Six Sigma real estate solutions. Our professionals focus on translating global best practices into local real estate solutions, creating optimal financial results for our clients.

We also provide Advisory Services for hotel assets including hotel valuations and appraisals, acquisition advice, asset management, strategic planning, management contract negotiation, consulting, industry research and project and development services for asset types spanning the hospitality spectrum.

We typically negotiate compensation for Consulting Services based on work plans developed for advisory services that vary based on scope and complexity of projects. For transaction services, we base compensation on the value of transactions we complete.

We provide Energy and Sustainability Services to occupiers and investors to assist them in developing their corporate sustainability strategies, greening their real estate portfolios, upgrading building performance by managing Leadership in Energy and Environmental Design (LEED) construction or retrofits and providing sustainable building operations management. With over 585 LEED-accredited professionals, our experience includes over 100 LEED projects representing over 45 million square feet. In 2010, we documented $128 million in energy savings for our clients and reduced their greenhouse gas emissions by 563,000 tons.

We generally negotiate compensation for Energy and Sustainability Services for each assignment based on the scale and complexity of the project or shared savings.

INVESTMENT MANAGEMENT

Our global real estate investment management business, a member of the Jones Lang LaSalle group that we operate under the name of LaSalle Investment Management, has three priorities:

•	Develop and execute customized investment strategies that meet the specific investment objectives of each of our clients;

•	Provide superior investment performance; and

•	Deliver uniformly high levels of service on a global basis.

We provide investment management services to institutional investors and high-net-worth individuals. We seek to establish and maintain relationships with sophisticated investors who value our global platform and extensive local market knowledge. As of December 31, 2010, LaSalle Investment Management managed over $41 billion of public real estate securities and private real estate assets, making us one of the world’s largest managers of institutional capital invested in real estate assets and securities.

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

We believe the success of our investment management business comes from our industry-leading research capabilities, experienced investment professionals, innovative investment strategies, global presence, local market knowledge and strong client focus. We maintain an extensive real estate research department whose dedicated professionals monitor real estate and capital market conditions around the world to enhance current investment decisions and identify future opportunities. In addition to drawing on public sources for information, our research department utilizes the extensive local presence of Jones Lang LaSalle professionals throughout the world to gather and share proprietary insight into local market conditions.

The investment and capital origination activities of our investment management business have grown increasingly global. We have invested in direct real estate assets in 18 countries across the globe, as well as in public real estate companies traded on all major stock exchanges. We expect that cross-border investment management activities, both fund raising and investing, will continue to grow.

Private Investments in Real Estate Properties. In serving our investment management clients, LaSalle Investment Management is responsible for the acquisition, management, leasing, financing and divestiture of real estate investments across a broad range of real estate property types. LaSalle Investment Management launched its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including 14 funds that invest in assets in the Americas, 10 funds that invest in assets located in Europe and five funds that invest in assets in Asia Pacific. LaSalle Investment Management also maintains separate account relationships with investors for whom LaSalle Investment Management manages private real estate investments. As of December 31, 2010, LaSalle Investment Management had approximately $32.6 billion in assets under management in these funds and separate accounts.

Some investors prefer to partner with investment managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest funds alongside the investments of clients’ funds will continue to be an important factor in maintaining and continually improving our competitive position. We believe our co-investment strategy strengthens our ability to continue to raise capital for new investment funds. At December 31, 2010, we had a total of $174.6 million of investments in co-investments.

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

Investments in Public Equity. LaSalle Investment Management also offers clients the ability to invest in separate accounts focused on public real estate equity. We invest the capital of these clients principally in publicly traded securities of REITs and property company equities. As of December 31, 2010, LaSalle Investment Management had approximately $8.7 billion of assets under management in these types of investments. LaSalle Investment Management is typically compensated by securities investment clients on the basis of the market value of assets under management.

COMPETITION

As the result of our significant growth over the previous decade, we are now one of the two largest real estate services and investment management providers on a global basis. We believe that the other similarly situated firms that have positioned themselves as similar global providers are significantly smaller in terms of revenues than are either we or CB Richard Ellis Group, Inc., the other largest firm in the industry. We believe that our geographic reach, scope of services and scale of resources have become sufficient to provide substantially all of the services our clients need, wherever they need them.

Since we provide a broad range of commercial real estate and investment management services, we face significant competition on an international, regional and local level. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, firms providing outsourcing services of various types (including technology or building products) and companies bringing their real estate services in-house. While these competitors may be global, many are local or regional firms, which, although substantially smaller in overall size, may be larger in a specific local or regional market.

We are also subject to competition from large national and multinational firms that have service competencies similar to ours.

COMPETITIVE DIFFERENTIATORS

We believe that the seven key value drivers we list above and more specifically describe below create several competitive differentiators. These form the basis of our market positioning as the leading firm of choice for clients seeking an integrated financial and professional services firm specializing in real estate on a global basis.

Integrated Global Services. By combining a wide range of high-quality, complementary services—and delivering them at consistently high service levels globally through wholly owned offices with directly employed personnel—we can develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. We also believe that we have secured an established business presence in the world’s principal real estate markets, with the result that we can grow revenue without a proportionate increase in infrastructure costs. With operations in more than 1,000 locations in 60 countries on six continents, we have in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe. This geographic coverage, combined with the ability and willingness of our people to communicate and connect with each other across a common infrastructure platform, positions us to serve the needs of our multinational clients and manage investment capital on a global basis. In addition, we anticipate that our cross-selling potential across geographies and product lines will continue to develop new revenue sources for multiple business units within Jones Lang LaSalle.

Industry-Leading Research and Knowledge Building. We invest in and rely on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy for our clients. We have approximately 300 research professionals who gather data and cover market and economic conditions around the world. Research also plays a key role in keeping colleagues throughout the organization attuned to important events and changing conditions in world markets. We facilitate the dissemination of this information to colleagues through our company-wide intranet. We are also devising new approaches through technology, including the use of developing social media techniques, to make our research more readily available to clients.

Client Relationship Management. We support our ability to deliver superior service to our clients through our ongoing investments in client relationship management and account management. Our goal is to provide each client with a single point of contact at our firm, an individual who is answerable to, and accountable for, all the activities we undertake for the client. We believe that we enhance superior client service through best practices in client relationship management, the practice of seeking and acting on regular client feedback, and recognizing each client’s own definition of excellence.

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

Consistent Service Delivery and Culture. We believe that our globally coordinated investments in research, technology, people and innovation, combined with the fact that our offices are wholly owned (rather than franchised) and our people are directly employed, enable us to develop, share and continually evaluate best practices across our global organization. We also believe these attributes allow us to promote a culture of internal communication and connectivity and of integrity that is unparalleled in our industry. As a result, we are able to deliver the same consistently high levels of client service and operational excellence substantially wherever our clients’ real estate investment and services needs exist.

Based on our general industry knowledge and specific client feedback, we believe we are recognized as an industry leader in technology. We possess the capability to provide sophisticated information technology systems on a global basis to serve our clients and support our employees. In 2009, we developed and introduced a proprietary tool called FutureView (sm), an innovation in portfolio optimization. This global tool allows corporate real estate teams with geographically diverse portfolios to identify potential rent savings by comparing their lease obligations to our firm’s sophisticated local market forecasts. OneView by Jones Lang LaSalle (sm), our client extranet technology, provides clients with detailed and comprehensive insight into their portfolios, the markets in which they operate and the services we provide to them. For our Energy and Sustainability Services business we have developed four industry leading technology platforms designed to help our clients to reduce their environmental footprint and to reduce energy costs: (1) our Upstream platform is a tool for benchmarking overall energy and environmental performance relative to similar buildings in a similar geography, (2) our Building Energy Allocation Tool (BEAT) enables a quick assessment of building energy consumption leading to opportunities for performance improvement, (3) our Portfolio Energy and Environmental Reporting (PEER) tool provides a web-based platform for ongoing energy and environmental measurement and reporting including carbon footprint assessment, and (4) our Environmental Sustainability Platform (ESP) is a real time metering and monitoring program that enables on-line, real time monitoring of building energy consumption. Connect (sm), our intranet technology, offers our employees easy access to the Firm’s policies, news and collective thinking regarding our experience, skills and best practices. We have also recently implemented, or are in the process of implementing, global integrated systems for finance, human resources, client relationship management and securities management and trading systems for our investment management business.

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

Financial Strength. We focus on maintaining financial performance metrics, particularly our leverage and interest coverage ratios, that will allow us to maintain investment grade ratings. We believe that the confidence in the financial strength of long-term service providers has become increasingly important to our clients, particularly in light of the global recession and the volatility of the capital markets in its aftermath, and that they are increasingly making this one of the more important criteria when they are selecting real estate service providers. Accordingly, our ability to present a superior balance sheet distinguishes us as we compete for business.

INDUSTRY TRENDS

Recovering Economic Conditions. During 2010, commercial real estate markets generally began to recover around the world, although at different speeds and different levels of strength. As a result, there has been increasing confidence that this growth trend will continue as long as there are no more significant external shocks such as those that created the global recession in the 2008-2009 period. By the end of 2010, commercial values in most markets were rising or had bottomed out. Cross-border transaction volumes have increased broadly and are nearly back to the levels of the previous cycle. A significant weight of equity capital is still targeting prime real estate assets across all sectors, and with the low supply of high quality assets to meet investor demand, prime yields are continuing to compress. Prime capital values are rising most notably in many of the world’s top office markets. Leasing conditions are also improving worldwide although progress continues to trail the recovery in global capital markets.

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

Growth of Outsourcing. In recent years outsourcing of professional real estate services has increased substantially, as corporations have focused corporate resources on core competencies. Large users of commercial real estate services continue to demonstrate a preference for working with single-source service providers able to operate locally, regionally and globally. The ability to offer a full range of services on this scale requires significant corporate infrastructure investment, including information technology and personnel training. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments. In addition, public and other non-corporate users of real estate, including government agencies and health and educational institutions, have begun to outsource real estate activities as a means of reducing costs. As a result, we believe there continue to be significant growth opportunities for firms like ours that can provide integrated real estate services across many geographic markets.

Alignment of Interests of Investors and Investment Managers. Institutional investors continue to allocate significant portions of their investment capital to real estate. Many investors have shown a desire to commit their capital to investment managers willing to co-invest their own funds in specific real estate investments or real estate funds. In addition, investors are increasingly requiring that fees paid to investment managers be more closely aligned with investment performance. As a result, we believe that investment managers with co-investment capital, such as LaSalle Investment Management, will have an advantage in attracting real estate investment capital. In addition, co-investment may bring the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such investments.

We expect institutional capital to continue to flow into real estate as many institutional funds are currently under-allocated to real estate as an asset class. We also are seeing institutional investors begin to consolidate their real estate portfolios, moving away from the spread of smaller managers assembled over the last cycle and towards larger managers such as LaSalle Investment Management.

Industry Consolidation and Other Trends. We believe that the recovering market conditions will again prompt consolidation in our industry as the larger, more financially and operationally stable companies will gain market share and become increasingly more capable of servicing the needs of global clients. We also believe that developed countries will be favored for new investment as the risk appetite by investors remains conservative. Additionally, governance and ethics will become increasingly important factors as operators and investors will seek to avoid the significant potential costs and reputational issues associated with compliance missteps, such as violations of the U.S. Foreign Corrupt Practices Act.

EMPLOYEES

With the help of aggressive goal and performance measurement systems, we attempt to instill the commitment to be the best in all our people. Our goal is to be the real estate advisor of choice for clients and the employer of choice in our industry. To achieve that, we intend to continue to promote human resources techniques that will attract, motivate and retain high quality employees. The following table details our respective headcounts at December 31, 2010 and 2009 (rounded to the nearest hundred):

	2010	2009
Professional non reimbursable employees	15,500	13,800
Directly reimbursable employees	24,800	22,800
Total employees	40,300	36,600

Reimbursable employees include our property and integrated facilities management professionals and our building maintenance employees. The cost of these employees is generally reimbursable by our clients. Our employees are not members of any labor unions with the exception of approximately 990 directly reimbursable property maintenance employees in the United States. Approximately 27,600 and 24,800 of our employees at December 31, 2010 and 2009, respectively, were based in countries other than the United States. We have generally had satisfactory relations with our employees.

COMPANY WEB SITE, CORPORATE GOVERNANCE AND OTHER AVAILABLE INFORMATION

Jones Lang LaSalle’s Website address is www.joneslanglasalle.com. We make available, free of charge, our Form 10-K, 10-Q and 8-K reports, and our proxy statements, as soon as reasonably practicable after we file them electronically with the U.S. Securities and Exchange Commission (“SEC”). You also may read and copy any document we file with the SEC at its public reference room at 100 F Street, NE, Washington, D.C. 20549. Information about its public reference room can be obtained by calling the SEC at 1.800.SEC.0330. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy statements and other information that we file electronically with the SEC. The SEC’s Website address is www.sec.gov.

The Company’s Code of Business Ethics, which applies to all employees of the Company, including our Chief Executive Officer, Chief Operating and Financial Officer, Global Controller and the members of our Board of Directors, can also be found in multiple languages on our Web site under Investor Relations/Board of Directors and Corporate Governance. In addition, the Company intends to post any amendment or waiver of the Code of Business Ethics with respect to a member of our Board of Directors or any of the executive officers named in our proxy statement.

Our Vendor Code of Conduct establishes the standard of conduct we require of vendors we hire for ourselves and on behalf of clients.

Our Web site also includes information about our corporate governance. In addition to other information, we will make the following materials available in print to any shareholder who requests them:

•	Bylaws

•	Corporate Governance Guidelines

•	Charters for our Audit, Compensation, and Nominating and Governance Committees

•	Statement of Qualifications for Members of the Board of Directors

•	Complaint Procedures for Accounting and Auditing Matters

•	Statements of Beneficial Ownership of our Equity Securities by our Directors and Officers

Our Corporate Social Responsibility Report is available at www.joneslanglasalle.com/csr.

ITEM 1A.	RISK FACTORS

Our business is complex, dynamic and international. Accordingly, it is subject to a number of significant risks in the ordinary course of its operations. If we cannot or do not successfully manage the risks associated with the services we provide, our operations, business, operating results, reputation and/or financial condition could be materially and adversely affected.

One of the challenges of a global business such as ours is to determine in a sophisticated manner the critical enterprise risks that exist or may newly develop over time as our business evolves. We must then determine how best to employ reasonably available resources to prevent, mitigate and/or minimize those risks that have the greatest potential to cause significant damage from an operational, financial or reputational standpoint. An important dynamic we must also consider and appropriately manage is how much and what types of commercial insurance to obtain and how much potential liability may remain uninsured consistent with the infrastructure that is in place within the organization to identify and properly manage it.

We attempt to approach enterprise risk issues in an increasingly coordinated way across the globe. We govern our enterprise risk program primarily through our Global Operating Committee (the GOC). Our Global Chief Operating Officer chairs the GOC, which includes the Chief Operating Officers of our four reported business segments and the leaders of our principal corporate staff groups: Finance, Legal Services, Accounting, Insurance, Human Resources, Tax and Information Technology. The GOC coordinates its enterprise risk activities with our Internal Audit function, whose leadership attends GOC meetings and performs an annual risk assessment of our business in order to determine where to focus its auditing efforts. Representatives of the GOC and Internal Audit review risk matters, including emerging risks and the mitigation efforts that are in place, and report to the Audit Committee of our Board of Directors on a quarterly basis.

Various factors over which we have no control significantly affect commercial real estate markets. These include (1) macro movements of the stock, bond, currency and derivatives markets, (2) the political environment and (3) government policy and regulations. The severe financial disruption and global recession that occurred during 2008 and 2009 materially impacted global real estate markets as the volume and pace of commercial real estate transactions contracted and real estate pricing and leasing in many countries and markets fell substantially. Markets stabilized and improved during 2010, and business levels and confidence have improved to more normal levels. However, macroeconomic and geopolitical uncertainties remain as the strength of the recovery has varied from one economy to another. Also, governments have responded to the financial crisis in different ways. While some economies in Asia have been robust, unemployment in the United States has remained high and Europe has struggled with the debt levels of certain countries. Accordingly, it is inherently difficult to make accurate predictions about the future movements in the markets in which we operate.

This section reflects our current views concerning the most significant risks we believe our business faces, both in the short-term and the long-term. We do not, however, purport to include every possible risk from which we might sustain a loss. For purposes of the following analysis and discussion, we generally group the risks we face according to four principal categories:

•	External Market Risk Factors;

•	Internal Operational Risk Factors;

•	Financial Risk Factors; and

•	Human Resources Risk Factors.

We could appropriately place some of the risks we identify in more than one category, but we have chosen the one we view as primary. We do not necessarily present the risks below in their order of significance, the relative likelihood that we will experience a loss or the magnitude of any such loss. We also do not attempt to discuss the various significant efforts we employ to attempt to mitigate or avoid the risks we identify, although we believe we have a robust program to do so in a systematic way. Certain of these risks also may give rise to business opportunities for our firm, but our discussion of risk factors in Item 1A is limited to the adverse effects the risks may have on our business.

External Market Risk Factors

GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS CAN HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

Real estate markets are cyclical. They relate to the condition of the economy or, at least, to the perceptions of investors and users as to the relevant economic outlook. For example, corporations may be hesitant to expand space or enter into long-term commitments if they are concerned about the general economic environment. Corporations that are under financial pressure for any reason, or are attempting to more aggressively manage their expenses, may (1) reduce the size of their workforces, (2) reduce spending on capital expenditures, including with respect to their offices, (3) permit more of their staff to work from home offices and/or (4) seek corresponding reductions in office space and related management services.

We have previously experienced, and expect in the future that we will be negatively impacted by, periods of economic slowdown or recession, and corresponding declines in the demand for real estate and related services. The recent economic recession was extraordinary for its worldwide scope, severity and impact on major financial institutions, as well as the extent of governmental stimulus and regulatory responses. The speed with which markets change, both positively and negatively, has accelerated due to the increased global interconnectedness that has resulted from the immediacy and availability of information, among other reasons. This has added to the challenges of anticipating and quickly adapting to changes in business and revenue, particularly since real estate transactions are inherently complicated and longer-term in nature.

Negative economic conditions and declines in the demand for real estate and related services in several markets or in significant markets could have a material adverse effect, including as a result of the following factors:

•	Decline in Acquisition and Disposition Activity

A general decline in acquisition and disposition activity can lead to a reduction in the fees and commissions we receive for arranging such transactions, as well as in fees and commissions we earn for arranging financing for acquirers. For example, although overall conditions improved during 2010, restrictions in the availability of credit in the global financial markets and the various other well-publicized business dislocations that resulted from the overall financial crisis, significantly reduced the volume and pace of commercial real estate transactions during 2008 and 2009 and negatively impacted real estate pricing as a general matter in many countries.

•	Decline in the Real Estate Values and Performance, Leasing Activity and Rental Rates

A general decline in the value and performance of real estate and in rental rates can lead to a reduction in both (1) investment management fees, a significant portion of which is generally based upon the performance of investments and net asset values, and (2) the value of the co-investments we make with our investment management clients or merchant banking investments we have made for our own account. Additionally, such declines can lead to a reduction in fees and commissions that are based on the value of, or revenue produced by, the properties with respect to which we provide services. This may include fees and commissions (1) for property management and valuations, (2) generated by our Capital Markets, Hotels and other businesses for arranging acquisitions, dispositions and financings and (3) for arranging leasing transactions. Such declines can also lead to an unwillingness or inability of clients to make new (or honor existing) capital commitments to funds sponsored by our investment management business, which can result in a decline of both investment management fees and incentive fees and can also restrict our ability to employ capital for new investments in current funds or establish new funds. The general decline in the value and performance of real estate impacted the value of our own co-investments. While significantly less than in 2009, during 2010 we continued to recognize impairment charges for our co-investments due primarily to a decline in the value of the underlying real estate investments.

Historically for companies in our industry, a significant decline in real estate values in a given market has also generally tended to result in increased litigation and claims regarding advisory and valuation work done prior to the decline, as well as pressure from investment management clients regarding performance.

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

Cyclicality in the real estate markets may lead to cyclicality in our earnings and significant volatility in our stock price, which in recent years has been highly sensitive to market perception of the global economy generally and our industry specifically. Real estate markets are also thought to “lag” the broader economy. This means that even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in the real estate markets. This may be exacerbated when, as we believe occurred during the financial crisis, banks delay their resolution of commercial real estate assets whose values are less than their associated loans.

•	Effect of Changes in Non-Real Estate Markets

Changes in non-real estate markets can also affect our business in different ways for different types of investors. For example, strength in the equity markets, which increased markedly during the second half of 2009 and through 2010, can lead certain investors to lower the level of capital allocated to real estate, which in turn can mean that our ability to generate fees from the operation of our investment management business will be negatively impacted. Strength in the equity markets can also negatively impact the performance of real estate as an asset class, which in turn means that the incentive fees relating to the performance of our investment funds will be negatively impacted. For those investors who seek to maintain real estate as a relatively fixed percentage of their portfolios and will periodically rebalance in order to do so, the so-called “denominator effect” can lead to either (1) selling real estate when the equity markets are weak since that can make real estate investments too great of a proportion of their portfolios or (2) buying real estate when equity markets are strong in order to maintain the desired percentage relative to other assets.

REAL ESTATE SERVICES AND INVESTMENT MANAGEMENT MARKETS ARE HIGHLY COMPETITIVE.

We provide a broad range of commercial real estate and investment management services. There is significant competition on an international, regional and local level with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, consulting firms, firms providing outsourcing of various types (including technology, and building products) and companies bringing their real estate services in-house (any of which may be a global, regional or local firm).

Many of our competitors are local or regional firms. Although they may be substantially smaller in overall size than we are, they may be larger than we are in a specific local or regional market. Some of our competitors have expanded the services they offer in an attempt to gain additional business. Some may be providing outsourced facilities management services in order to sell products to clients (such as HVAC systems) that we do not offer. In some sectors of our business, particularly Corporate Solutions, some of our competitors may have greater financial, technical and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or better-capitalized competitors in those sectors may be able to respond faster to the need for technological changes, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily, develop innovative products more effectively and generally compete more aggressively for market share. This can also lead to increasing commoditization of the services we provide.

New competitors, or alliances among competitors that increase their ability to service clients, could emerge and gain market share, develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services we offer. In order to respond to increased competition and pricing pressure, we may have to lower our prices or loosen contractual terms (such as liability limitations), which may have an adverse effect on our revenue and profit margins.

As we are in a consolidating industry, there is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. While we have successfully grown organically and through a series of acquisitions, sourcing and completing acquisitions are complex and sensitive activities. In light of the continuing broad market recovery, we expect increasing acquisition opportunities to emerge and may increase our acquisition activity compared to recent years. We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth. However, there is no assurance that we will be able to continue our acquisition activity in the future at the same pace as we have in the past.

The recent severe global economic downturn may have increased instability for some of our competitors. This has in some cases led to willingness on their part to engage in aggressive pricing, advertising or hiring practices in order to maintain market shares or client relationships. To the extent this occurs, it increases the competitive risks we face, although it will differ from one competitor to another given their different positions within the marketplace and their different financial situations.

We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason with as little as 30 to 60 days’ notice, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. The recent global economic downturn led to additional pricing pressure from clients as they themselves came under financial pressure, participated in governmental bail-out programs or filed for bankruptcy or insolvency protection, as some significant clients did.

Given the value and premium status of our brand, which is one of our most important assets, an inherent risk in our business is that we may fail to successfully differentiate the scope and quality of our service and product offerings from those of our competitors, or that we may fail to sufficiently innovate or develop improved products or services that will be attractive to our clients. Additionally, given the rigors of the competitive marketplace in which we operate, there is the risk that we may not be able to continue to find ways to operate more sustainably and more cost-effectively, including by achieving economies of scale, or that we will be limited in our ability to further reduce the costs required to operate on a globally coordinated platform.

The dynamic nature of the internet and social media, which have substantially increased the availability and transparency of information, could devalue the information that we gather and disseminate as part of our business model and may harm certain aspects of our brokerage business in the event that principles of transactions prefer to transact directly with each other.

THE SEASONALITY OF OUR REAL ESTATE SERVICES BUSINESS EXPOSES US TO RISKS. Within our Real Estate Services business, our revenue and profits have historically tended to be significantly higher in the third and fourth quarters of each year than in the first two quarters. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and because certain expenses are constant through the year. Historically, we have reported an operating loss or a relatively small profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains (both of which can be particularly unpredictable).

The seasonality of our business makes it difficult to determine during the course of the year whether planned results will be achieved, and thus to adjust to changes in expectations. Additionally, negative economic or other conditions that arise at a time when they impact performance in the fourth quarter, such as the particular timing of when larger transactions close or changes in the value of the U.S. dollar against other currencies, may have a more significant impact than if they occurred earlier in the year. To the extent we are not able to identify and adjust for changes in expectations or we are confronted with negative conditions that impact inordinately on the fourth quarter of a year, this could have a material adverse effect.

As a result of growth in our property management and integrated facilities management businesses and other services related to the growth of outsourcing of corporate real estate services, there has been somewhat less seasonality in our revenue and profits during the past few years than there was historically, but we believe that some level of seasonality will always be inherent in our industry and outside of our control. Although we continued to experience a level of seasonality in 2010 that was similar to previous years, we are unable to predict whether the aftermath of the global economic downturn, which led to unprecedented market disruptions and levels of government intervention, will result in any overall permanent changes to the marketplace that will have an effect on the historical seasonality of our business in 2011 and beyond.

POLITICAL AND ECONOMIC INSTABILITY AND TRANSPARENCY: PROTECTIONISM; TERRORIST ACTIVITIES; HEALTH EPIDEMICS. We operate in approximately 60 countries with varying degrees of political and economic stability and transparency. For example, certain Middle Eastern, Asian, Eastern European and South American countries have experienced serious political and economic instability within the past few years, and such instability will likely continue to arise from time to time in countries in which we have operations. It is difficult for us to predict where or when a significant change in the political leadership or regime within a given country may occur, or what the implications of such a change will be on our operations given that legislative, tax and business environments can be altered quickly and dramatically. For example, the recent political changes in Egypt and other Middle Eastern countries have significantly disrupted business activity in these countries. Also, in 2009 and 2010 there was an unusual level of legislative and regulatory activity in the United States and certain countries in Europe, resulting in changes to financial, tax, healthcare, governance and other laws that may directly affect our business and continue to evolve.

Accordingly, our ability to operate our business in the ordinary course and our willingness to commit new resources or investments may be affected or disrupted in one way or another, with corresponding reductions in revenue, increases in taxes and more aggressive taxation policies, increases in other expenses (such as with respect to employee healthcare), restrictions on repatriating funds, difficulties in recruiting staff or other material adverse effects.

In the event that governments engage in protectionist policies which favor local firms over foreign firms or which restrict cross-border capital flows, our ability to utilize and benefit from our global platform and integrated business model could be adversely affected. The global downturn also significantly added to the deficit spending of certain governments in countries where we do business and has called into question the creditworthiness of some countries, as the result of which it is difficult to predict what the consequences to our business may be from those situations.

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

Health epidemics that affect the general conduct of business in one or more urban areas (including as the result of travel restrictions and the inability to conduct face-to-face meetings), such as occurred in the past from SARS and influenza or may occur in the future from other types of outbreak, can also adversely affect the volume of business transactions, real estate markets and the cost of operating real estate or providing real estate services.

The increasing globalization by our multi-national clients creates pressure to expand our own geographical reach into less developed countries, which tends to exacerbate the above risks.

INFRASTRUCTURE DISRUPTIONS. Our ability to conduct a global business may be adversely impacted by disruptions to the infrastructure that supports our businesses and the communities in which they are located. This may include disruptions involving electrical, communications, transportation or other services used by Jones Lang LaSalle or third parties with which we conduct business. It may also include disruptions as the result of natural disasters such as hurricanes, earthquakes and floods, whether as the result of climate change or otherwise, political instability, general labor strikes or turmoil or terrorist attacks. These disruptions may occur, for example, as a result of events affecting only the buildings in which we operate (such as fires), or as a result of events with a broader impact on the cities where those buildings are located (including, potentially, the longer-term effects of global climate change). Nearly all of our employees in our primary locations, including Chicago, London, Singapore and Sydney, work in close proximity to each other in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.

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

There can be no assurance that the disaster recovery and crisis management procedures we employ will suffice in any particular situation to avoid a significant loss. Given that our staff is increasingly mobile and less reliant on physical presence in a Company office, our disaster recovery plans increasingly rely on the availability of the Internet and mobile phone technology, so the disruption of those systems would likely affect our ability to recover promptly from a crisis situation. Additionally, our ability to foresee or mitigate the potential consequences to managed properties, and real estate generally, from the effects of climate change, may be limited.

CIVIL AND REGULATORY CLAIMS; LITIGATING DISPUTES IN DIFFERENT JURISDICTIONS. Substantial civil legal liability or a significant regulatory action against our Firm could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business prospects. Many legal systems, including in the United States, have fairly significant barriers against recovering legal fees from plaintiffs that file cases we consider frivolous, so the costs to us of defending such cases can be substantial even if we prevail.

While we maintain commercial insurance in an amount we believe is appropriate, we also maintain a significant level of self-insurance for the liabilities we may incur. Although we place our commercial insurance with only highly-rated companies, the value of otherwise valid claims we hold under insurance policies may become uncollectible due to the insolvency of the applicable insurance company. We believe they strengthened during 2010, but the global economic downturn made insurance companies less stable financially and has therefore increased the risk of their creditworthiness to us to some degree as some of the most prominent insurers have experienced downgrades in their financial ratings.

The quality of ratings provided by outside rating agencies has also generally been called into question in connection with the global financial crisis, which may increase the risk of relying on these ratings when we conduct due diligence on the credit-quality of insurance companies. The global nature of our business means that there are fewer insurance companies that can adequately service our account, so we do not have a significant number of alternative providers in case we are unable to continue to place coverage with one of our existing insurers. Additionally, the claims we have can be complex and insurance companies can prove difficult or bureaucratic in resolving claims, which may result in payments to us being delayed or reduced or that we must litigate in order to enforce an insurance policy claim.

Any disputes we have with third parties, or any government regulatory matters, generally must be adjudicated within the jurisdiction in which the dispute arose. Therefore, our ability to resolve our disputes successfully depends on the local laws that apply and the operation of the local judicial system, the timeliness, quality, transparency, integrity and sophistication of which varies widely from one jurisdiction to the next. Our geographic diversity therefore may expose us to disputes in certain jurisdictions that could be challenging to resolve efficiently and/or effectively, particularly as there appears to be a tendency toward more litigation in emerging markets, where the rule of law is less reliable and legal systems are less mature and transparent. It also may be more difficult to collect receivables from clients who do not pay their bills in certain jurisdictions, since resorting to the judicial system in certain countries may not be an effective alternative given the delays and costs involved.

Internal Operational Risk Factors

CONCENTRATIONS OF BUSINESS WITH CORPORATE AND INVESTOR CLIENTS CAUSES INCREASED CREDIT RISK AND GREATER IMPACT FROM THE LOSS OF CERTAIN CLIENTS. While our client base remains highly diversified across industries and geographies, we do value the expansion of business relationships with individual corporate clients and institutional investors because of the increased efficiency and economics (both to our clients and our firm) that can result from developing repeat business from the same client and from performing an increasingly broad range of services for the same client. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks of loss if, among other possibilities, such a client (1) experiences its own financial problems, which can lead to larger individual credit risks, (2) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced, (3) decides to reduce its operations or its real estate facilities, (4) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations, (5) decides to change its providers of real estate services or (6) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers. In the case of LaSalle Investment Management, concentration of investor clients can lead to fewer sources of investment capital, which can negatively affect assets under management in case a higher-volume client withdraws its funds or does not re-invest them.

Additionally, increasingly large clients may, and sometimes do, attempt to leverage the extent of their relationships with us during the course of contract negotiations, in connection with the payment of fees or in connection with disputes or potential litigation.

The global economic downturn increased these risks to our organization as it created significant financial distress (which in some cases led to bankruptcy or insolvency) for many organizations, including some that are clients of ours. Some of our largest clients include companies in the financial services industry, such as commercial banks, investment banks and insurance companies, and companies in the auto industry, which were significantly impacted by the global economic downturn and have not necessarily rebounded to pre-crisis levels of financial security.

CONTRACTUAL LIABILITIES AS PRINCIPAL AND FOR WARRANTED PRICING. We may, on behalf of our clients, hire and supervise third-party contractors to provide construction, engineering and various other services for properties we are managing or developing on behalf of clients. Depending upon the terms of our contracts with clients, which, for example, may place us in the position of a principal rather than an agent, or responsibilities we assume or are legally deemed to have assumed in the course of a client engagement (whether or not memorialized in a contract), we may be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties we do not control.

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

During the global economic downturn, we experienced credit-related problems at a higher level than in the past with vendors and contractors due to their increased financial instability.

PERFORMANCE AND FIDUCIARY OBLIGATIONS UNDER CLIENT CONTRACTS; REVENUE RECOGNITION; SCOPE CREEP; RISING COST OF INSURANCE RESULTING FROM NEGLIGENCE CLAIMS. We generally provide services to our clients under contracts, and in certain cases we are subject to fiduciary obligations. These relate to, among other matters, the decisions we make on behalf of a client with respect to managing assets on its behalf or purchasing products or services from third parties or other divisions within our Firm. Our services may involve handling substantial amounts of client funds in connection with managing their properties. They may also involve complicated and high-profile transactions which involve significant amounts of money. We face legal and reputational risks in the event we do not perform, or are perceived to have not performed, under those contracts or in accordance with those obligations, or in the event we are negligent in the handling of client funds or in the way in which we have delivered our professional services.

We have certain business lines, such as valuations and lease administration, where the size of the transactions we handle are much greater than the fees we generate from them. As a result, the consequences of errors that lead to damages can be disproportionately large in the event our contractual protections or our insurance coverage are inadequate to protect us fully.

The precautions we take to prevent these types of occurrences, which represent a significant commitment of corporate resources, may nevertheless be ineffective in certain cases. Unexpected costs or delays could make our client contracts or engagements less profitable than anticipated. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on profit margins.

In the event we perform services for clients without executing sufficient contractual documentation, we may be unable to realize our full compensation potential or recognize revenue for accounting purposes, and we may not be able to effectively limit our liability in the event of client disputes. If we perform services for clients that are beyond, or different from, what were contemplated in contracts (known as “scope creep”), we may not be fully reimbursed for the services provided, or our potential liability in the case of a negligence claim may not have been as limited as it normally would have been or may be unclear.

If we make a large insurance claim on our professional indemnity policy due to a situation involving our negligence, we would expect subsequent premiums to increase materially, the size of deductibles we are required to retain may increase substantially and the availability of future coverage could be negatively impacted.

CO-INVESTMENT, INVESTMENT, MERCHANT BANKING AND REAL ESTATE INVESTMENT BANKING ACTIVITIES SUBJECT US TO REAL ESTATE INVESTMENT RISKS AND POTENTIAL LIABILITIES. An important part of our investment strategy includes investing in real estate, both individually and along with our investment management clients. In order to remain competitive with well-capitalized financial services firms, we also may make merchant banking investments for which we may use Firm capital to acquire properties before the related investment management funds have been established or investment commitments have been received from third-party clients. A strategy that we have not pursued vigorously due to the disruptions in the markets but that still has potential is to further engage in certain real estate investment banking activities in which we, either solely or with one or more joint venture partners, would employ capital to assist our clients in maximizing the value of their real estate. For example, we might acquire a property from a client that wishes to dispose of it within a certain time frame, after which we would market it for sale as the principal and therefore assume any related market risk.

We also operate business lines that have as part of their strategy the acquisition, development, management and sale of real estate. Investing in any of these types of situations exposes us to a number of risks. Although our investment activities were substantially curtailed during 2008 through 2010 as the result of the worldwide credit crisis and economic downturn, we do anticipate that these strategies will ultimately re-emerge assuming that markets remain stabilized.

Investing in real estate for the above reasons poses the following risks:

•

We may lose some or all of the capital that we invest if the investments under perform. Real estate investments can under perform as the result of many factors outside of our control, including the general reduction in asset values within a particular geography or asset class. Starting in 2007 and continuing through 2009, for example, real estate prices in many markets throughout the world declined generally as the result of the significant tightening of the credit markets and the effects of recessionary economies and significant unemployment. In 2009, we recognized impairment charges of $51 million, representing our equity share of impairment charges against individual assets in which we hold co-investments. In 2010, we recognized a lower amount of impairment charges, $14 million, as markets improved from their lows.

•

We will have fluctuations in earnings and cash flow as we recognize gains or losses, and receive cash, upon the disposition of investments, the timing of which is geared toward the benefit of our clients.

•

We generally hold our investments in real estate through subsidiaries with limited liability; however, in certain circumstances, it is possible that this limited exposure may be expanded in the future based on, among other things, changes in applicable laws or the application of existing or new laws. To the extent this occurs, our liability could exceed the amount we have invested.

•

We make co-investments in real estate in many countries, and this presents risks as described above in “External Market Risk Factors.” This may include changes to tax treaties, tax policy, foreign investment policy or other local legislative changes that may adversely affect the performance of our co-investments. The global economic downturn increased the chances of significant changes in government policies generally, the effects of which are inherently difficult to predict. The financial pressures on government entities that have resulted from weak economies and deficit spending may lead taxing authorities to more aggressively pursue taxes and question tax strategies and positions.

•

We generally make co-investments in the local currency of the country in which the investment asset exists. We will therefore be subject to the risks described below under “Currency Restrictions and Exchange Rate Fluctuations.”

CORPORATE CONFLICTS OF INTEREST. All providers of professional services to clients, including our Firm, must manage potential conflicts of interest. This occurs principally where the primary duty of loyalty we owe to one client may potentially be weakened or compromised by a relationship we also maintain with another client or third party. Corporate conflicts of interest arise in the context of the services we provide as a firm to our different clients. Personal conflicts of interest on the part of our employees are separately considered as issues within the context of our Code of Business Ethics. The failure or inability of the Firm to identify, disclose and resolve potential conflicts of interest in a significant situation could have a material adverse effect.

An example of a potential conflict of interest situation is that in the ordinary course of its business, LaSalle Investment Management hires property managers for the investment properties it holds on behalf of clients. In that case, it may hire Jones Lang LaSalle to provide such services or it may hire a firm that is a competitor of Jones Lang LaSalle. In the event it retains Jones Lang LaSalle, it may appear to have a conflict of interest with respect to the selection. As a fiduciary with respect to its client funds, LaSalle Investment Management resolves such potential conflicts by acting independently of Jones Lang LaSalle and following certain internal procedures designed to select the service provider that can best represent the interests of the investment management client or fund.

Another example is that in certain countries, based upon applicable regulations and local market dynamics, we have established joint ventures or other arrangements with insurance brokers through which insurance coverage is offered to clients, tenants in buildings we manage and vendors to those buildings. In any case, although we fully disclose our arrangements and do not require anyone to use the insurance services, Jones Lang LaSalle has a financial interest in the placement of insurance with such third parties and therefore we may be deemed to have certain conflicts of interest.

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

CLIENT AND VENDOR DUE DILIGENCE. There are circumstances where the conduct or identity of our clients could cause us reputational damage or financial harm or could lead to our non-compliance with certain laws. An example would be the attempt by a client to “launder” funds through its relationship with us, namely to disguise the illegal source of funds that are put into otherwise legitimate real estate investments. Another example is our inadvertently doing business with a client that has been listed on one of the “prohibited persons” lists now issued by many governments around the world.

Similar problems can arise with respect to the vendors we hire to provide services or products to us of for our clients. In the normal course of business, we spend significant amounts in order to purchase goods and services for the properties we manage on behalf of clients.

Our efforts to evaluate clients and vendors before doing business with them in order not to do business with a prohibited party and to avoid attempts to launder money or otherwise to exploit their relationship with us may not be successful in all situations since compliance for a business such as ours is very complex and also since we take a risk-based approach to the procedures we have employed. Additionally, it is not always possible to accurately determine the ultimate owners or control persons within our clients’ organizations or other entities with which we do business, particularly if they are actively attempting to hide such information from regulatory authorities. We may therefore unknowingly be doing business with entities that are otherwise involved in illegal activities that do not involve us or that are ultimately controlled by persons with whom engaging in business has been prohibited by applicable regulatory authorities.

BURDEN OF COMPLYING WITH MULTIPLE AND POTENTIALLY CONFLICTING LAWS AND REGULATIONS AND DEALING WITH CHANGES IN LEGAL AND REGULATORY REQUIREMENTS. We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents significant challenges.

For example, in the United Kingdom, the Financial Services Authority (FSA) regulates the conduct of investment businesses and the Royal Institute of Chartered Surveyors (RICS) regulates the profession of Chartered Surveyors, which is the professional qualification required for certain of the services we provide in the United Kingdom, through upholding standards of competence and conduct. As another example, activities associated with raising capital, offering investment funds and investment sales are regulated in the United States by the Securities and Exchange Commission (SEC) and in other countries by similar securities regulatory authorities. As a publicly traded company, we are subject to various corporate governance and other requirements established by statute, pursuant to SEC regulations and under the rules of the New York Stock Exchange. During the past decade, the Sarbanes-Oxley and Dodd-Frank legislative initiatives in the United States have added some significant requirements to various aspects of our governance. Additionally, changes in legal and regulatory requirements can impact our ability to engage in business in certain jurisdictions or increase the cost of doing so. The legal requirements of U.S. statutes may also conflict with local legal requirements in a particular country, as, for example, when anonymous hotlines required under U.S. law were construed to conflict in part with French privacy laws. The jurisdictional reach of laws may be unclear as well, as when laws in one country purport to regulate the behavior of affiliated corporations within our group that are operating in other countries.

Identifying the regulations with which we must comply, and then complying with them is complex. We may not be successful in complying regulations in all situations, as the result of which we could be subject to regulatory actions and fines for non-compliance. The global economic crisis has resulted in an unusual level of government and legislative activities, which we expect will continue into the future and which exacerbates these risks. We are also seeing increasing levels of labor regulation in emerging markets, such as China, which affect our property management business.

Changes in governments or majority political parties may result in significant changes in enforcement priorities with respect to employment, health and safety, tax, securities disclosure and other regulations, which in turn could negatively affect our business.

LICENSING AND REGULATORY REQUIREMENTS. The brokerage of real estate sales and leasing transactions, property management, construction, mobile engineering, conducting valuations, trading in securities for clients and the operation of the investment advisory business, among other business lines, require us to maintain licenses in various jurisdictions in which we operate and to comply with particular regulations. If we fail to maintain our licenses or conduct regulated activities without a license or in contravention of applicable regulations, we may be required to pay fines or return commissions. We may also have a given license suspended or revoked. Our acquisition activity increases these risks because we must successfully transfer licenses of the acquired entities and their staff, as appropriate. Licensing requirements may also preclude us from engaging in certain types of transactions or change the way in which we conduct business or the cost of doing so. In addition, because the size and scope of real estate sales transactions and the number of countries in which we operate or invest have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous licensing regimes and the possible loss resulting from noncompliance have increased. To the extent we expand our service offerings further into more heavily regulated sectors, such as healthcare, environmental, pharmaceutical and industrial, the regulatory framework within which we operate may get more complicated and the consequences of noncompliance more serious.

Highly publicized accounting and investment management frauds that occurred in various businesses and countries during the financial crisis may result in significant changes in regulations that may affect our investment management business.

Furthermore, the laws and regulations applicable to our business, both in the United States and in foreign countries, also may change in ways that materially increase the costs of compliance. Particularly in emerging markets, there can be relatively less transparency around the standards and conditions under which licenses are granted, maintained or renewed. It also may be difficult to defend against the arbitrary revocation of a license in a jurisdiction where the rule of law is less well developed.

As a licensed real estate service provider and advisor in various jurisdictions, we and our licensed employees may be subject to various due diligence, disclosure, standard-of-care, anti-money laundering and other obligations in the jurisdictions in which we operate. Failure to fulfill these obligations could subject us to litigation from parties who purchased, sold or leased properties we brokered or managed or who invested in our funds. We could become subject to claims by participants in real estate sales or other services claiming that we did not fulfill our obligations as a service provider or broker. This may include claims with respect to conflicts of interests where we are acting, or are perceived to be acting, for two or more clients with potentially contrary interests.

COMPUTER AND INFORMATION SYSTEMS. Our business is highly dependent on our ability to process transactions across numerous and diverse markets in many currencies. If any of our financial, accounting, human resources or other data processing, e-mail, client accounting, funds processing or electronic information management systems do not operate properly or are disabled, we could suffer a disruption of our businesses, liability to clients, loss of client data, loss of employee data, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including disruptions of electrical or communications services, disruptions caused by natural disasters, political instability, terrorist attacks, sabotage, computer viruses or problems with the Internet, or our inability to occupy one or more of our office buildings. As we outsource significant portions of our IT functions to third-party providers, we bear the risk of having somewhat less direct control over the manner and quality of performance than we would if done by our own employees.

The development of new software systems used to operate one or more aspects of our business, particularly on a customized basis or in order to coordinate or consolidate financial, human resources or other types of infrastructure data reporting, client accounting or funds processing is complicated. Additionally, the effort may result in costs that we cannot recoup in the event of the failure to complete a planned software development. A new software system that has defects may cause reputational issues and client or employee dissatisfaction, with business lost as a result. The acquisition or development of software systems is often dependent to one degree or another on the quality, ability and/or financial stability of one or more third-party vendors, over which we may not have control beyond the rights we negotiate in our contracts. Different privacy policies from one country to the next (or across a region such as the European Union) may restrict our ability to share or collect data on a global basis, and this may limit the utility of otherwise available technology.

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

Our business is also dependent, in part, on our ability to deliver to our clients the efficiencies and convenience that technology affords. The effort to gain technological expertise and develop or acquire new technologies requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors do, we could lose market share. We are increasingly dependent on the Internet and on intranet technology to disseminate critical business information publicly and also to our employees internally. In the event of technology failure, or our inability to maintain robust platforms, we risk competitive disadvantage.

RISKS INHERENT IN MAKING ACQUISITIONS. While we made some significant hires of teams of people to enhance our competitive position in certain markets and businesses in 2010, we did not make any material new acquisitions during 2009 or 2010 due to the significant market disruptions and uncertainties that all businesses experienced. However, we made a number of acquisitions before 2009 and anticipate that we may make acquisitions of businesses or business lines in the future. As confidence has returned to the markets after the financial crisis, we believe that acquisition opportunities will increase and that our industry will continue to consolidate.

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

Our failure to meet the challenges involved in successfully integrating our operations with those of another company or otherwise to realize any of the anticipated benefits of an acquisition could have a material adverse effect. Additionally, the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the consideration payable for the acquisition or other resources to another opportunity.

ENVIRONMENTAL LIABILITIES AND REGULATIONS; CLIMATE CHANGE RISKS. The Firm’s operations are affected by federal, state and/or local environmental laws in the countries in which we maintain office space for our own operations and where we manage properties for clients. We may face liability with respect to environmental issues occurring at properties that we manage or occupy, or in which we invest. Various laws and regulations restrict the levels of certain substances that may be discharged into the environment by properties or they may impose liability on current or previous real estate owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face costs or liabilities under these laws as a result of our role as an on-site property manager or a manager of construction projects. Our risks for such liabilities may increase as we expand our services to include more industrial and/or manufacturing facilities than has been the case in the past. In addition, we may face liability if such laws are applied to expand our limited liability with respect to our co-investments in real estate as discussed above. Within our own operation, we face additional costs from rising fuel prices which make it more expensive to power our corporate offices.

Given that the Firm’s own operations are generally conducted within leased office building space, we do not currently anticipate that regulations restricting the emissions of “greenhouse gases,” or taxes that may be imposed on their release, would result in material costs or capital expenditures. However, we cannot be certain about the extent to which such regulations will develop as there are higher levels of understanding and commitments by different governments around the world regarding the risks of climate change and how they should be mitigated. Regulations relating to climate change may affect the scope of services we provide to clients in their managed properties, but clients would typically bear any additional costs of doing so under their contracts with us. In any event, we anticipate that the burden and cost to the Firm of climate change disclosure and carbon reporting will increase over time.

Future legislation that requires specific performance levels for building operations could make non-compliant buildings obsolete, which could materially affect investments in properties we have made on behalf of clients, including those in which we may have co-invested.

ABILITY TO CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES. If we are not able to continue to successfully implement the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, our reputation, financial results and the market price of our stock could suffer. Our accounting can be complex and requires that management make judgments with respect to revenue recognition, acquisitions and other aspects of our business. While we believe that we have adequate internal financial reporting control procedures in place, we may be exposed to potential risks from this legislation, which requires companies to evaluate their internal controls and have their controls attested to by their independent auditors on an annual basis. We have evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls over financial reporting as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2010. However, there can be no assurance that we will continue to receive a positive attestation in future years, particularly since standards continue to evolve and are not necessarily being applied consistently from one auditing firm to another. If we identify one or more material weaknesses in our internal controls in the future that we cannot remediate in a timely fashion, we may be unable to receive a positive attestation at some time in the future from our independent auditors with respect to our internal controls over financial reporting.

ABILITY TO PROTECT INTELLECTUAL PROPERTY; INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS. Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property such as our service marks, client lists and information, and business methods. Existing laws of some countries in which we provide or intend to provide services, or the extent to which their laws are actually enforced, may offer only limited protections of our intellectual property rights. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements, and on patent, copyright and trademark laws to protect our intellectual property rights. Our inability to detect unauthorized use (for example, by former employees) or take appropriate or timely steps to enforce our intellectual property rights may have an adverse effect on our business. These risks may have been enhanced due to increased employee redundancies that result from the economic downturn.

We cannot be sure that the intellectual property that we may use in the course of operating our business or the services we offer to clients do not infringe on the rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services.

Confidential intellectual property is increasingly stored or carried on mobile devices, such as laptop computers, which makes inadvertent disclosure more of a risk in the event the mobile devices are lost or stolen and the information has not been adequately safeguarded or encrypted. This also makes it easier for someone with access to our systems, or someone who gains unauthorized access, to steal information and use it to the disadvantage of our firm or our people. Advances in technology, which permit increasingly large amounts of information on smaller devices, tend to exacerbate these risks.

Financial Risk Factors

WE MAY HAVE INDEBTEDNESS WITH FIXED OR VARIABLE INTEREST RATES AND CERTAIN COVENANTS WITH WHICH WE MUST COMPLY. We currently have the ability to borrow, from a syndicate of lenders, up to $1.1 billion on an unsecured revolving credit facility and a term loan agreement (together the “Facilities”), with capacity to borrow up to an additional $50 million under local overdraft facilities. At December 31, 2010, we had $198 million of unsecured indebtedness from the Facilities, all from our term loan facility, and $28 million outstanding on local overdraft facilities. Our average outstanding borrowings under the Facilities were $325 million during 2010 at an effective interest rate of 3.7%.

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

The terms of the Facilities contain a number of covenants that could restrict our flexibility to finance future operations or capital needs, or to engage in other business activities that may be in our best interest. The debt covenants have the effect of limiting our ability, among other things, to:

•	Encumber or dispose of assets;

•	Incur significant additional indebtedness;

•	Make significant investments;

•	Engage in significant acquisitions.

In addition, the Facilities require that we comply with various financial covenants, including with respect to minimum net worth, leverage and cash interest coverage.

If we are unable to make required payments under the Facilities or if we breach any of the covenants, we will be in default under the terms of the Facilities. A default under the Facilities could cause acceleration of repayment of outstanding amounts as well as defaults under other existing and future debt obligations.

VOLATILITY IN LASALLE INVESTMENT MANAGEMENT INCENTIVE FEE REVENUE. LaSalle Investment Management’s portfolio is of sufficient size to periodically generate large incentive fees and equity losses and gains that significantly influence our earnings and the changes in earnings from one year to the next. Volatility in this component of our earnings is inevitable due to the nature of this aspect of our business, and the amount of incentive fees or equity gains or losses we may recognize in future quarters is inherently unpredictable and relates to market dynamics in effect at the time. The speed with which the real estate markets worldwide turned from positive to negative starting in 2007 and continuing through 2009 is a further indication of the market volatility to which we are subject and over which we have no control. In the case of our commingled funds, underlying market conditions, particular decisions regarding the acquisition and disposition of fund assets, and the specifics of the client mandate will determine the timing and size of incentive fees from one fund to another. For separate accounts, where asset management is ongoing, we also may earn incentive fees at periodic agreed-upon measurement dates, and they may be related to performance relative to specified real-estate industry benchmarks and/or absolute return benchmarks.

While LaSalle Investment Management has focused over the past several years on developing more predictable annuity-type revenue, incentive fees should continue to be an important part of our revenue and earnings once real estate markets recover from the current significant downturn. As a result, the volatility described above should be expected to continue. For example, in 2006, we recognized one very significant incentive fee from the long-term performance of a separate account where we had ongoing portfolio management. This incentive fee was payable only once every four years and was calculated based on the account’s performance relative to a market index. Given the extraordinary fall in asset prices that many markets experienced starting in 2007, our incentive fees fell significantly through 2010. The decline may be partially offset by our ability to take advantage of lower asset prices as we make new investments, although it is inherently difficult to predict with any confidence how all of these complicated factors will ultimately affect our future results.

Where incentive fees on a given transaction or portfolio are particularly large, certain clients have attempted to renegotiate fees even though contractually obligated to pay them, and we expect this to occur from time to time in the future. Our efforts to collect our fees in these situations may lead to significant legal fees and/or significant delays in collection due to extended negotiations, arbitration or litigation. They may also result in either negotiated reductions in fees that take into account the future value of the relationship or loss of the client.

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

LASALLE INVESTMENT MANAGEMENT BANKING AND CLIENT RELATIONSHIPS. Although not highly leveraged by general industry standards, the investment funds that LaSalle Investment Management operates in the ordinary course of business borrow money from a variety of institutional lenders. The loans typically are secured by liens on specific investment properties but are otherwise non-recourse. During the global financial crisis, the values of specific properties were in some cases less than the amount of the outstanding loan on the property, which gave the lender the right to foreclose on the property, in which case the equity invested by the fund would be without value. These situations were typically addressed on a case-by-case basis and, because we generally maintain good relationships with our lenders, were generally successfully renegotiated so that we remained in control of substantially all fund properties, which has given additional time for values to recover.

Some clients of LaSalle Investment Management that had open commitments to provide additional investments and that came under stress due to the financial downturn became less able financially to honor their commitments and sought to renegotiate the terms of their commitments or the fees that they pay. These activities did not result in materially adverse consequences to LaSalle Investment Management or any of its funds.

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

Additionally, although we operate globally, we report our results in U.S. dollars, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, have fluctuated significantly in recent years. For the year ended December 31, 2010, 45% of our revenue was attributable to operations with U.S. dollars as their functional currency, and 55% was attributable to operations having other functional currencies. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

We are authorized to use currency-hedging instruments, including foreign currency forward contracts, purchased currency options and borrowings in foreign currency. There can be no assurance that such hedging will be economically effective. We do not use hedging instruments for speculative purposes.

As currency forward and option contracts are generally conducted off-exchange or over-the-counter (OTC), many of the safeguards accorded to participants on organized exchanges, such as the performance guarantee of an exchange clearing house, are generally unavailable in connection with OTC transactions. In addition, there can be no guarantee that the counterparty will fulfill its obligations under the contractual agreement, especially in the event of a bankruptcy or insolvency of the counterparty, which would effectively leave us unhedged.

The following table sets forth the revenue derived from our most significant currencies on a revenue basis ($ in millions):

	2010	2009
United States dollar	$1,321.4	$1,128.6
Euro	376.4	373.5
British pound	325.1	260.0
Australian dollar	208.2	163.5
Singapore dollar	106.0	118.7
Japanese yen	115.9	102.9
Hong Kong dollar	81.7	75.6
Other currencies	390.9	257.9
	$2,925.6	$2,480.7

In 2009 and 2010, many of the most significant governments worldwide enacted economic stimulus measures of various types. It is inherently difficult to predict how and when these measures will affect the relative values of currencies and in any event we anticipate significant continuing volatility in currency exchange rates.

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

Additionally, the increasing weakness in the global economy put additional financial stress on clients and landlords, who sometimes are the parties that pay our commissions where we have placed a tenant representation client into their buildings. This in turn has negatively impacted our ability to collect our receivables fully or in a timely manner, although the issue abated during 2010 as financial situations stabilized. We cannot be sure that the procedures we use to identify and rectify slowly paid receivables, and to protect ourselves against the insolvencies or bankruptcies of clients, landlords and other third parties with which we do business, which may involve placing liens on properties or litigating, will be effective in all cases.

INCREASING FINANCIAL RISK OF COUNTERPARTIES, INCLUDING REFINANCING RISK. The unprecedented disruptions and dynamic changes in the financial markets, and particularly insofar as they have led to major changes in the status and creditworthiness of some of the world’s largest banks, investment banks and insurance companies, among others, have generally increased the counterparty risk to us from a financial standpoint, including with respect to:

•	obtaining new credit commitments from lenders,

•

refinancing credit commitments or loans that have terminated or matured according to their terms, including funds sponsored by our investment management subsidiary which use leverage in the ordinary course of their investment activities;

•	placing insurance;

•	engaging in hedging transactions; and

•

maintaining cash deposits or other investments, both our own and those we hold for the benefit of clients, which are generally much larger than the maximum amount of government-sponsored deposit insurance in effect for a particular account.

While those risks likely remained higher during 2010 than they were historically, we also believe they moderated as the financial system recovered.

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

We face tax risks both in our own business but also in the investment funds that LaSalle Investment Management operates. Adverse or unanticipated tax consequences to the funds can negatively impact fund performance, incentive fees and the value of co-investments that we have made.

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

Human Resources Risk Factors, Including From Non-Employees

DIFFICULTIES AND COSTS OF STAFFING AND MANAGING INTERNATIONAL OPERATIONS. The coordination and management of international operations pose additional costs and difficulties. We must manage operations that are in many time zones and that involve people with language and cultural differences. Our success depends on finding and retaining people capable of dealing with these challenges effectively, who will represent the Firm with the highest levels of integrity and who will communicate and cooperate well with colleagues and clients across multiple geographies. If we are unable to attract and retain qualified personnel, or to successfully plan for succession of employees holding key management positions, our growth may not be sustainable, and our business and operating results could suffer.

Among the challenges we face in retaining our people is maintaining a compensation system that rewards them consistent with local market practices and with our profitability. This can be especially difficult where competitors may be attempting to gain market share by aggressively attempting to hire our best people at rates of compensation that are well above the current market level. We also face the possibility that firms in other industries that recover before real estate will be able to increase compensation sooner than we can, which may make them more attractive employers for top talent. Another continuing challenge we have is to maintain compensation systems that align financial incentives with our strategic goals as an organization and the business and ethics behaviors we want to drive among our people, while at the same time not create incentives to engage in overly risky business pursuits or behaviors.

We have committed resources to effectively coordinate our business activities around the world to meet our clients’ needs, whether they are local, regional or global. We also consistently attempt to enhance the establishment, organization and communication of corporate policies, particularly where we determine that the nature of our business poses the greatest risk of noncompliance. The failure of our people to carry out their responsibilities in accordance with our client contracts, our corporate and operating policies, or our standard operating procedures, or their negligence in doing so, could result in liability to clients or other third parties, which could have a material adverse effect. This is true not only with respect to individuals we employ directly, but also individuals who work for third party vendors whom we hire on behalf of clients, especially where we are acting in a principal capacity.

An employee whom we hire may be subject to restrictions under employment agreements with previous employers that can restrict their activities, and therefore their contribution, for a period of time after they join us. For example, they may be prohibited from soliciting business from certain clients, or from soliciting other individuals to join us as employees.

The worldwide credit crisis and economic recession caused us to restructure certain parts of our business in 2009, and to a lesser degree during 2010, in order to size them properly relative to levels of business activity we expect in the markets in which we compete. These activities present additional risks to the business. When addressing staffing in connection with a restructuring of our organization or a downturn in economic conditions or activity, we must take into account the employment laws of the countries in which actions are contemplated. In some cases, this can result in significant costs, time delays in implementing headcount reductions and, potentially, litigation regarding allegedly improper employment practices.

NONCOMPLIANCE WITH POLICIES; COMMUNICATIONS AND ENFORCEMENT OF OUR POLICIES AND OUR CODE OF BUSINESS ETHICS. The geographic and cultural diversity in our organization makes it more challenging to communicate the importance of adherence to our Code of Business Ethics and our Vendor Code of Conduct, to monitor and enforce compliance with its provisions on a worldwide basis, and to ensure local compliance with United States and English laws that apply globally in certain circumstances. These include the Foreign Corrupt Practices Act, the Patriot Act and the Sarbanes-Oxley Act of 2002 in the United States and the Bribery Act in the United Kingdom.

Breaches of our Code of Business Ethics, particularly by our executive management, could have a material adverse effect. Breaches of our Vendor Code of Conduct by vendors whom we retain as a principal for client engagements can also lead to significant losses to clients from financial liabilities that might result.

EMPLOYEE, VENDOR AND THIRD-PARTY MISCONDUCT. Like any business, we run the risk that employee fraud or other misconduct could occur. In a company such as ours with 40,300 employees, it is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee misconduct, including fraud, can cause significant financial or reputational harm to any business, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts.

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

Anecdotally, the risk that the Company will be the victim of fraud, both from employees and third parties, is generally thought to increase during times of general economic stress such as we experienced particularly during 2008 and 2009. An example of a third-party fraud would be attempts to draw on bank accounts by way of forged checks or by corporate identity theft, both of which we have increasingly experienced in recent years as attempts but without financial loss.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 165,000 square feet of office space pursuant to a lease that expires in February 2016. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have 185 corporate offices worldwide located in most major cities and metropolitan areas as follows: 66 offices in 7 countries in the Americas (including 50 in the United States), 59 offices in 25 countries in EMEA and 60 offices in 13 countries in Asia Pacific. Our offices are each leased pursuant to agreements with terms ranging from month-to-month to 10 years. In addition, we have on-site property and corporate offices located throughout the world. On-site property management offices are generally located within properties that we manage and are provided to us without cost.

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

ITEM 4.	(Removed and Reserved at the direction of the SEC)

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed for trading on the New York Stock Exchange under the symbol “JLL.”

As of February 11, 2011, there were 48,873 beneficial holders of our Common Stock.

The following table sets forth the high and low daily closing prices of our Common Stock as reported on the New York Stock Exchange.

	HIGH	LOW
2010
Fourth Quarter	$88.51	$77.24
Third Quarter	$87.36	$62.21
Second Quarter	$81.74	$65.64
First Quarter	$74.10	$57.01
2009
Fourth Quarter	$61.57	$43.87
Third Quarter	$54.51	$29.55
Second Quarter	$39.13	$24.57
First Quarter	$31.64	$16.94

Dividends

On December 15, 2010 we paid a semi-annual dividend of $0.10 per share of our common stock to holders of record at the close of business on November 15, 2010. The Company also paid a cash dividend of $0.10 per share of its common stock on June 15, 2010 to holders of record at the close of business on May 14, 2010. At the Company’s discretion, a dividend-equivalent in the same amount was also paid simultaneously on outstanding but unvested restricted stock units granted under the Company’s Stock Award and Incentive Plan. There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by the Company’s Board of Directors.

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

Comparison of Cumulative Total Return

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG JONES LANG LASALLE INCORPORATED, THE S&P 500 INDEX AND A PEER GROUP

The following graph compares the cumulative 5-year total return to shareholders on Jones Lang LaSalle Incorporated’s common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group of two companies that includes: Grubb & Ellis Company and CB Richard Ellis Group Inc. The graph assumes that the value of the investment in the Company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2005 and tracks it through December 31, 2010.

	December 31st
	2005	2006	2007	2008	2009	2010
Jones Lang LaSalle	$100	184	144	57	125	174
S&P 500	100	116	122	77	97	112
Peer Group	100	166	108	21	68	103

Share Repurchases

No shares were repurchased in 2010 under our share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA (UNAUDITED)

The following table sets forth our summary historical consolidated financial data. The information should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

			YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenue	$2,925,613	2,480,736	2,697,586	2,652,075	2,013,578
Operating income	260,658	116,404	151,463	342,320	244,079
Interest expense, net of interest income	45,802	55,018	30,568	13,064	14,254
Gain on sale of investments	—	—	—	6,129	—
Equity in (losses) earnings from real estate ventures	(11,379)	(58,867)	(5,462)	12,216	9,221
Income before provision for income taxes and minority interest	203,477	2,519	115,433	347,601	239,046
Provision for income taxes	49,038	5,677	28,743	87,595	63,825
Net income (loss)	154,439	(3,158)	86,690	260,006	175,221
Net income attributable to noncontrolling interest	537	437	1,807	2,174	—
Net income (loss) before cumulative effect of change in accounting principle	153,902	(3,595)	84,883	257,832	175,221
Cumulative effect of change in accounting principle, net of tax (1)	—	—	—	—	1,180
Net income (loss) attributable to the Company	153,902	(3,595)	84,883	257,832	176,401
Dividends on unvested common stock, net of tax	378	514	1,368	1,342	1,057
Net income (loss) available to common shareholders	$153,524	(4,109)	83,515	256,490	175,344
Basic earnings (loss) per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$3.64	(0.09)	2.56	8.05	5.50
Cumulative effect of change in accounting principle, net of tax (1)	—	—	—	—	0.03
Dividends on unvested common stock, net of tax	(0.01)	(0.02)	(0.04)	(0.04)	(0.03)
Basic earnings (loss) per common share	$3.63	(0.11)	2.52	8.01	5.50
Basic weighted average shares outstanding	42,295,526	38,543,087	33,098,228	32,021,380	31,872,112
Diluted earnings (loss) per common share before cumulative effect of change in accounting principle and dividends on unvested common stock	$3.49	(0.09)	2.48	7.68	5.24
Cumulative effect of change in accounting principle, net of tax (1)	—	—	—	—	0.03
Dividends on unvested common stock, net of tax	(0.01)	(0.02)	(0.04)	(0.04)	(0.03)
Diluted earnings (loss) per common share	$3.48	(0.11)	2.44	7.64	5.24
Diluted weighted average shares outstanding	44,084,154	38,543,087	34,205,120	33,577,927	33,447,939

(1)	The cumulative effect of change in accounting principle in 2006 is the result of our adoption of SFAS 123R, “Share Based Payment,” now ASC Topic 718, “Compensation – Stock Compensation,” on January 1, 2006. As a result of the adoption, we credited $1.2 million to the income statement, as the cumulative effect of a change in accounting principle, which represented the expense recognized in prior years on shares we expected to be forfeited prior to their vesting date.

(IN THOUSANDS, EXCEPT SHARE DATA)			YEAR ENDED DECEMBER 31,
	2010	2009	2008	2007	2006
Other Data:
EBITDA (2)	$319,937	139,921	233,410	412,729	302,387
Ratio of earnings to fixed charges (3)	3.73X	1.69X	2.74X	8.32X	7.20X
Cash flows provided by (used in):
Operating activities	$384,270	250,554	33,365	409,418	377,703
Investing activities	(90,876)	(85,725)	(445,211)	(258,502)	(306,360)
Financing activities	$(110,760)	(141,459)	379,159	(122,948)	(49,389)
Assets under management (4)	$41,300,000	39,900,000	46,200,000	49,700,000	40,600,000
Total square feet under management	1,784,000	1,569,000	1,353,000	1,235,000	1,024,000
Balance Sheet Data:
Cash and cash equivalents	$251,897	69,263	45,893	78,580	50,612
Total assets	3,349,861	3,096,933	3,077,025	2,291,874	1,729,948
Total debt (5)	226,200	198,399	508,512	43,590	50,136
Total liabilities	1,777,926	1,714,319	2,005,220	1,273,069	979,568
Total shareholders’ equity	$1,568,931	1,378,929	1,067,682	1,010,533	750,380

(2)	EBITDA represents earnings before interest expense, net of interest income, income taxes, depreciation and amortization. Although EBITDA is a non-GAAP financial measure, it is used extensively by management and is useful to investors and lenders as one of the primary metrics for evaluating operating debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA also is used in the calculations of certain covenants related to our revolving credit facility. However, EBITDA should not be considered as an alternative either to net income (loss) or net cash provided by operating activities, both of which are determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Because EBITDA is not calculated under U.S. GAAP, our EBITDA may not be comparable to similarly titled measures used by other companies.

Below is a reconciliation of our net income (loss) to EBITDA ($ in thousands):

		YEAR ENDED DECEMBER 31
	2010	2009	2008	2007	2006
Net income (loss)	$153,524	(4,109)	83,515	256,490	175,344
Interest expense, net of interest income	45,802	55,018	30,568	13,064	14,254
Provision for income taxes	49,038	5,677	28,743	87,595	63,825
Depreciation and amortization	71,573	83,335	90,584	55,580	48,964
EBITDA	$319,937	139,921	233,410	412,729	302,387

Below is a reconciliation of our net cash provided by operating activities, the most comparable cash flow measure on the statements of cash flows, to EBITDA ($ in thousands):

		YEAR ENDED DECEMBER 31,
	2010	2009	2008	2007	2006
Net cash provided by operating activities	$384,270	250,554	33,365	409,418	377,703
Interest expense, net of interest income	45,802	55,018	30,568	13,064	14,254
Provision for income taxes	49,038	5,677	28,743	87,595	63,825
Change in working capital and non-cash expenses	(159,173)	(171,328)	140,734	(97,348)	(153,395)
EBITDA	$319,937	139,921	233,410	412,729	302,387

(3)	For purposes of computing the ratio of earnings to fixed charges, “earnings” represents net earnings before income taxes, and certain adjustments for activity relative to equity earnings, plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortization of debt discount and financing costs, capitalized interest and one-third of rental expense, which we believe is representative of the interest component of rental expense. The ratio of earnings to fixed charges reported in previous years has been restated to conform to the current calculation of this ratio.
(4)	Assets under management represent the aggregate fair market value or cost basis (where an appraisal is not available) of assets managed by our Investment Management segment. Asset under management data for separate account and fund management amounts are reported based on a one quarter lag and all other data is reported as of the end of the periods reflected.
(5)	Total debt includes long-term borrowing under our revolving facility and term loan (together the “Facility”), and short-term borrowing, primarily local overdraft facilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We present our Management’s Discussion and Analysis in six sections, as follows:

(1)	An executive summary of our business and industry trends;

(2)	A summary of our critical accounting policies and estimates;

(3)	Certain items affecting the comparability of results and certain market and other risks that we face;

(4)	The results of our operations, first on a consolidated basis and then for each of our business segments;

(5)	Consolidated cash flows; and

(6)	Liquidity and capital resources.

EXECUTIVE SUMMARY

Jones Lang LaSalle provides comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 1.8 billion square feet worldwide. We deliver our array of real estate services product offerings across a balance of three of our geographic business segments: (1) the Americas, (2) Europe, Middle East and Africa (“EMEA”), and (3) Asia Pacific. Our fourth business segment, LaSalle Investment Management, a member of the Jones Lang LaSalle group, is one of the world’s largest and most diversified real estate investment management firms, with approximately $41 billion of assets under management across the globe.

In 2010, we generated revenue of $2.9 billion across our four business segments diversified among euros, British pounds, Australian dollars, Singapore dollars, Japanese yen, Hong Kong dollars, and a variety of other currencies in addition to U.S. dollars. We also took aggressive but targeted cost actions throughout the year to align the size of our business and our costs in the face of the continued worldwide economic downturn. In the midst of this challenging environment, we continued to perform for clients while protecting our businesses, market positions and top talent. With the pace of recovery differing across global markets, we plan to capture emerging opportunities by leveraging our leading market positions and maintaining our focus on managing costs.

The broad range of real estate services we offer includes:

• Agency leasing	• Capital markets

• Tenant representation	• Real estate investment banking / merchant banking

• Property management	• Corporate finance

• Facilities management / outsourcing	• Hotel advisory

• Project and development management / construction	• Energy and sustainability services

• Valuations	• Value recovery and receivership services

• Consulting	• Investment management

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

The following industry trends have impacted and are expected to impact the direction and execution of our strategies and our results of operations in the future:

INDUSTRY TRENDS

Recovering Economic Conditions. During 2010, commercial real estate markets generally began to recover around the world, although at different speeds and different levels of strength. As a result, there has been increasing confidence that this growth trend will continue as long as there are no more significant external shocks such as those that created the global recession in the 2008-2009 period. By the end of 2010, commercial values in most markets were rising or had bottomed out. Cross-border transaction volumes have increased broadly and are nearly back to the levels of the previous cycle. A significant weight of equity capital is still targeting prime real estate assets across all sectors. With a low supply of high quality assets to meet investor demand, prime yields are continuing to compress. Prime capital values are rising most notably in many of the world’s top office markets. Leasing conditions are also improving worldwide although progress continues to trail the recovery in global capital markets.

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

Growth of Outsourcing. In recent years outsourcing of professional real estate services has increased substantially, as corporations have focused corporate resources on core competencies. Large users of commercial real estate services continue to demonstrate a preference for working with single-source service providers able to operate locally, regionally and globally. The ability to offer a full range of services on this scale requires significant corporate infrastructure investment, including information technology and personnel training. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments. In addition, public and other non-corporate users of real estate, including government agencies and health and educational institutions, have begun to outsource real estate activities as a means of reducing costs. As a result, we believe there continue to be significant growth opportunities for firms like ours that can provide integrated real estate services across many geographic markets.

Alignment of Interests of Investors and Investment Managers. Institutional investors continue to allocate significant portions of their investment capital to real estate. Many investors have shown a desire to commit their capital to investment managers willing to co-invest their own funds in specific real estate investments or real estate funds. In addition, investors are increasingly requiring that fees paid to investment managers be more closely aligned with investment performance. As a result, we believe that investment managers with co-investment capital, such as LaSalle Investment Management, will have an advantage in attracting real estate investment capital. In addition, co-investment may bring the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such investments.

We expect institutional capital to continue to flow into real estate as many institutional funds are currently under-allocated to real estate as an asset class. We also are seeing institutional investors begin to consolidate their real estate portfolios, moving away from the spread of smaller managers assembled over the last cycle and towards larger managers such as LaSalle Investment Management.

Industry Consolidation and Other Trends. We believe that the recovering market conditions will again prompt consolidation in our industry as the larger, more financially and operationally stable companies will gain market share and become increasingly more capable of servicing the needs of global clients. We also believe that developed countries will be favored for new investment as the risk appetite by investors remains conservative. Additionally, governance and ethics will become increasingly important factors as operators and investors will seek to avoid the significant potential costs and reputational issues associated with compliance missteps, such as violations of the U.S. Foreign Corrupt Practices Act.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These accounting estimates are based on management’s judgment. We consider them to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.

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

Gross vs. net basis: We follow the guidance of ASC Subtopic 605-45, “Principal and Agent Considerations,” when accounting for reimbursements received from clients. Accordingly, we have recorded these reimbursements as revenue in the income statement, as opposed to reporting them as a reduction of expenses.

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

Most of our service contracts use the latter structure and are accounted for on a net basis. We have always presented reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $1.2 billion in 2010 and $1.1 billion in each of 2009 and 2008. This treatment has no impact on operating income, net income or cash flows.

Allowance for Uncollectible Accounts Receivable

We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts from which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments and with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific uncertain accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables and our historic experience. These allowances are then reviewed on a quarterly basis by regional and global management to ensure they are appropriate. As part of this review, we develop a range of potential allowances on a consistent formulaic basis. Our allowance for uncollectible accounts receivable as determined under this methodology was $20.4 million and $37.0 million at December 31, 2010 and 2009, respectively.

Bad debt expense was $7.1 million, $28.2 million, and $20.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. In 2009 and 2008 we saw a significant increase in our bad debt expense as result of the global economic downturn. This increase in bad debt expense reflected write-offs of specific accounts receivable determined to be uncollectible, as well as an overall deterioration in the aging and expectations of collections of accounts receivable more generally. During the economic downturn, clients tightened their cash management practices causing our accounts receivable aging to deteriorate. As economic conditions improved in 2010, the aging of our accounts receivable improved significantly, resulting in what we believe is a more normalized level of bad debt expense in 2010.

We believe that we have an adequate reserve for our accounts receivables at December 31, 2010 given the current economic conditions and the credit quality of our clients. However, deviations from these estimates could significantly impact our bad debt expense in the future.

Investments in Real Estate Ventures

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to approximately 10% of the respective ventures that we account for under the equity method of accounting due to the nature of our non-controlling ownership in the ventures.

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

For investments in real estate ventures accounted for under the equity method, we maintain an investment account, which is (1) increased by contributions made and by our share of net income of the real estate ventures and (2) decreased by distributions received and by our share of net losses of the real estate ventures. Our share of each real estate venture’s net income or loss, including gains and losses from capital transactions, is reflected in our consolidated statement of operations as “Equity in earnings (losses) from real estate ventures.”

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

Property and Equipment—We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in 2010, 2009 or 2008.

Goodwill—We do not amortize goodwill. Instead, we evaluate goodwill for impairment at least annually. To accomplish this annual evaluation, in the third quarter of each year we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to our reporting units as of the date of evaluation. We define reporting units as (1) Americas RES,

(2) EMEA RES, (3) Asia Pacific RES and (4) Investment Management. We then determine the fair value of each reporting unit based on a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2010, 2009 and 2008 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in any of these years.

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. We updated the annual evaluation in the fourth quarter of 2010, noting that our market capitalization exceeded our book value by a significant margin as of December 31, 2010 and that our forecasts of EBITDA and cash flows to be generated by each of our reporting units appeared sufficient to support the book values of net assets of each of these reporting units. As a result, we did not change our conclusion that goodwill is not impaired. However, it is possible our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions deteriorate or remain difficult for an extended period of time. We will continue to monitor the relationship between the Company’s market capitalization and book value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the book values of the net assets of their respective businesses.

Investments in Real Estate Ventures—We review investments in real estate ventures on a quarterly basis for indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments in real estate ventures and whether our investment in these co- investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments, in determining whether or not our investment is other than temporarily impaired.

Equity losses from real estate ventures included impairment charges of $14 million, $51 million and $6 million in the years ended December 31, 2010, 2009 and 2008, respectively, representing our equity share of the impairment charges against individual assets held by our real estate ventures. Declines in real estate markets adversely impacted our rental income assumptions and forecasted exit capitalization rates, resulting in our determination that certain real estate investments had become impaired. It is reasonably possible that if real estate values continue to decline, we may sustain additional impairment charges on our investments in real estate ventures in future periods.

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

Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability. Local statutory tax rates range from 10% to 42% in the countries in which we have significant operations. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in:

(1)	Our geographic mix of income;

(2)	Legislative actions on statutory tax rates;

(3)	The impact of tax planning to reduce losses in jurisdictions where we cannot recognize the tax benefit of those losses; and

(4)	Tax planning for jurisdictions affected by double taxation.

We reflect the benefit from tax planning when we believe it is probable that it will be successful, which usually requires that certain actions have been initiated. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year.

The effective tax rates for 2010 and 2008 were 24.1% and 24.9%, respectively, which reflected our continued disciplined management of our global tax position. Our effective tax rate in 2009 was unusual due in part to income before income taxes and noncontrolling interest approaching zero, resulting in a particularly low denominator for the effective tax rate calculation, and is not representative of the effective tax rate we expect to achieve on a long-term basis.

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

A deferred U.S. tax liability has not been provided on the unremitted earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. If repatriation of all such earnings were to occur, and if we were unable to utilize foreign tax credits due to the limitations of U.S. tax law, we estimate our maximum resulting U.S. tax liability would be $208 million, net of the benefits of utilization of U.S. federal and state carryovers.

We have established valuation allowances against deferred tax assets where expected future taxable income does not support their probable realization. We formally assess the likelihood of being able to utilize current tax losses in the future on a country-by-country basis, with the determination of each quarter’s income tax provision. We establish or increase valuation allowances upon specific indications that the carrying value of a tax asset may not be recoverable. Alternatively, we reduce valuation allowances upon specific indications that the carrying value of the tax asset is more likely than not recoverable or upon the implementation of tax planning strategies allowing an asset we previously determined not realizable to be viewed as realizable.

The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance for the past three years ($ in millions):

	DECEMBER 31,
	2010	2009	2008
Gross deferred tax assets	$316.0	316.6	233.0
Valuation allowance	35.6	40.0	22.0

The increase in gross deferred tax assets in 2009 was the result of (1) increases in the amount of expense accruals not yet deductible, (2) incurred tax loss carryovers, and (3) impairment reserves on our real estate co-investments. Similarly, the increase in valuation allowance in 2009 was the result of increases in incurred tax loss carryovers of certain international subsidiaries and in impairment reserves on our real estate co-investments.

We evaluate our segment operating performance before tax, and do not consider it meaningful to allocate tax by segment. Estimations and judgments relevant to the determination of tax expense, assets and liabilities require analysis of the tax environment and the future profitability, for tax purposes, of local statutory legal entities rather than business segments. Our statutory legal entity structure generally does not mirror the way that we organize, manage and report our business operations. For example, the same legal entity may include both Investment Management and RES businesses in a particular country.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any adjustment to our retained earnings or any change to our liability for unrecognized tax benefits. At December 31, 2010 the amount of unrecognized tax benefits was $93.4 million.

The Company believes it is reasonably possible that $59.9 million of gross unrecognized tax benefits will be settled within twelve months after December 31, 2010. This may occur due to the conclusion of an examination by tax authorities. The Company further expects that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of audits, and the passing of statutes of limitations. We do not expect this change to have a significant impact on the results of operations or the financial position of the Company. The Company does not believe that it has material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

We determine and announce incentive compensation in the first quarter of the year following that to which the incentive compensation relates, at which point we true-up the estimated stock ownership program deferral and related amortization. The table below sets forth certain information regarding the stock ownership program ($ in millions, except employee data):

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
Number of employees eligible for the restricted stock programs	727	1,800	1,600

Deferral of compensation under the current year stock ownership program	$(16.4)	(13.4)	(25.3)
20% enhancement of deferred compensation	(3.3)	(2.7)	(5.1)
Change in estimated deferred compensation in the first quarter of the following year	N/A	2.0	1.2
Total deferred compensation	$(19.7)	(14.1)	(29.2)
Compensation expense recognized with regard to the current year stock ownership program	6.6	5.4	9.8
Compensation expense recognized with regard to prior year stock ownership programs	17.7	21.8	20.5
Total stock ownership program compensation expense	$24.3	27.2	30.3

In 2010, we made changes to our stock ownership program that reduced the number of employees eligible to participate. We made this change in order to reduce the overall number of restricted stock units we grant for incentive compensation and therefore be able to increase the number of restricted stock units available to grant for retention and hiring purposes.

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balance for the 2010 program is $9.2 million at December 31, 2010.

The table below sets out certain information related to the cost of the health insurance program for the years ended December 31, 2010, 2009 and 2008 ($ in millions):

	2010	2009	2008
Expense to Company	$21.9	24.4	18.7
Employee contributions	7.7	6.1	4.7
Adjustment to prior year reserve	(0.9)	(0.2)	(2.1)
Total program cost	$28.7	30.3	21.3

•

Workers’ Compensation Insurance—Given the historical experience that our workforce has had fewer injuries than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income for the years ended December 31, 2010, 2009 and 2008 were $5.0 million, $6.1 million, and $4.3 million, respectively.

The table below sets out the range and our actual reserve for the past three years ($ in millions):

	MAXIMUM RESERVE	MINIMUM RESERVE	ACTUAL RESERVE
December 31, 2010	$15.9	13.3	15.9
December 31, 2009	14.2	13.1	14.2
December 31, 2008	12.1	11.3	12.1

Given the uncertain nature of claim reporting and settlement patterns associated with workers’ compensation insurance, we have accrued at the higher end of the range.

•

Captive Insurance Company—In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practice liability insurance coverage on a “claims made” basis. The level of risk retained by our captive is up to $2.5 million per claim (dependent upon location) and up to $12.5 million in the aggregate. The reserves for professional indemnity claims facilitated through our captive insurance company, which relate to multiple years, were $2.1 million and $5.7 million, net of receivables from third party insurers, as of December 31, 2010 and 2009, respectively.

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

NEW ACCOUNTING STANDARDS

Consolidation of Variable Interest Entities

In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-17 (“ASU 2009-17”), Consolidations (Topic 810): “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU incorporates Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in this ASU require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the variable interest entity that could potentially be significant to the entity. ASU 2009-17 also amends guidance in FIN 46(R) (1) for determining when an entity is a variable interest entity, including an additional reconsideration event for such determinations, (2) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, (3) to eliminate the quantitative approach previously required for determining the primary beneficiary, and (4) to enhance disclosures regarding an enterprise’s involvement in a variable interest entity. ASU 2009-17 became effective for the Company on January 1, 2010. The adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements. See Note 5 for additional information on our accounting for investments in variable interest entities.

Accounting and Reporting for Decreases in Ownership of a Subsidiary

On January 1, 2010, we adopted ASU No. 2010-02, Consolidation (Topic 810): “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification.” ASU No. 2010-02 provides additional clarification regarding decrease-in-ownership provisions and expands the disclosures required upon deconsolidation of a subsidiary. The adoption of ASU 2010-02 did not impact our Consolidated Financial Statements.

Fair Value

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): “Improving Disclosures about Fair Value Measurements.” Effective January 1, 2010, ASU 2010-06 required new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers. Effective January 1, 2011, ASU 2010-06 requires disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements.

ITEMS AFFECTING COMPARABILITY

Macroeconomic Conditions

Our results of operations and the variability of these results are significantly influenced by macroeconomic trends, the global and regional real estate markets and the financial and credit markets. These macroeconomic conditions have had, and we expect to continue to have, a significant impact on the variability of our results of operations.

LaSalle Investment Management Revenue

Our investment management business is in part compensated through the receipt of incentive fees where performance of underlying funds’ investments exceeds agreed-to benchmark levels. Depending upon performance and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period.

“Equity in earnings (losses) from real estate ventures” also may vary substantially from period to period for a variety of reasons, including as a result of: (1) impairment charges, (2) realized gains on asset dispositions or (3) incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.

The comparability of these items can be seen in Note 3 of the Notes to Consolidated Financial Statements and is discussed further in Segment Operating Results included herein.

Transactional-Based Revenue

Transactional-based services for real estate investment banking, capital markets activities and other transactional-based services within our Real Estate Services businesses increase the variability of the revenue we receive that relates to the size and timing of our clients’ transactions. In 2008 and 2009, Capital Market transactions decreased sharply due to deteriorating economic conditions and the global credit crisis. In 2010, Capital Market transactions grew as economic conditions improved. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter.

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

MARKET RISKS

Market Risk

The principal market risks (namely, the risk of loss arising from adverse changes in market rates and prices) we face are:

•	Interest rates on our credit facilities; and

•	Foreign exchange risks.

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

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our credit facility, consisting of $900 million of revolving credit and a $197.5 million term loan, which is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facilities were $325.0 million during 2010 and the effective interest rate was 3.7%. As of December 31, 2010, we had $197.5 million outstanding under the Facility. The Facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We entered into no such agreements in the prior three years and we had no such agreements outstanding at December 31, 2010.

Foreign Exchange

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue outside of the United States totaled 55% of our total revenue for both 2010 and 2009. Operating in international markets means that we are exposed to movements in foreign exchange rates, most significantly by the euro (13% of revenue for 2010) and the British pound (11% of revenue for 2010).

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

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At December 31, 2010, we had forward exchange contracts in effect with a gross notional value of $1.3 billion ($542.5 million on a net basis) and a net fair value gain of $13.3 million. This net carrying gain is offset by a carrying loss in associated intercompany loans such that the net impact to earnings is not significant.

Although we operate globally, we report our results in U.S. dollars, and thus the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. The following table sets forth the revenue derived from our most significant currencies on a revenue basis ($ in millions):

	2010	2009
United States dollar	$1,321.4	1,128.6
Euro	376.4	373.5
British pound	325.1	260.0
Australian dollar	208.2	163.5
Singapore dollar	106.0	118.7
Japanese yen	115.9	102.9
Hong Kong dollar	81.7	75.6
Other currencies	390.9	257.9
Total revenue	$2,925.6	2,480.7

We estimate that had euro-to-U.S. dollar exchange rates been 10% higher throughout the course of 2010, our reported operating income would have increased by $2.8 million. Had the British pound-to-U.S. dollar exchange rates been 10% higher throughout the course of 2010, our reported operating income would have increased by $0.3 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact a 10% increase in the U.S. dollar against other currencies would have on our foreign operations.

Seasonality

Our quarterly revenue and profits tend to grow progressively by quarter throughout the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant through the year. Historically, we have reported an operating loss or a relatively small profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains (losses) (both of which can be particularly unpredictable). Such performance fees and co-investment equity gains (losses) are generally earned when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

RESULTS OF OPERATIONS

We operate in a variety of currencies but report our results in U.S. dollars, thus the volatility of these currencies against the U.S. dollar may positively or negatively impact our reported results. This volatility may result in the reported U.S. dollar revenue and expenses showing increases or decreases between years that may not be consistent with the real underlying increases or decreases in local currency operations.

In order to provide more meaningful year-to-year comparisons of the reported results, we have included detail of the movements in certain reported lines of the Consolidated Statement of Operations ($ in millions) in both U.S. dollars and in local currencies in the tables throughout this section.

Reclassifications

We report “Equity in (losses) earnings from real estate ventures” in the Consolidated Statement of Operations after “Operating income.” However, for segment reporting we reflect “Equity in (losses) earnings from real estate ventures” within “Total revenue.” See Note 3 of the Notes to Consolidated Financial Statements for “Equity (losses) earnings” reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 3) measures segment results with “Equity (losses) earnings” included in segment revenue.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	2010	2009	CHANGE	% CHANGE IN U.S. DOLLARS		% CHANGE IN LOCAL CURRENCIES
Revenue	$2,925.6	$2,480.7	$444.9	18%		17%
Compensation & benefits	1,899.2	1,623.8	275.4	17%		16%
Operating, administrative & other	687.8	609.8	78.0	13%		11%
Depreciation & amortization	71.6	83.3	(11.7)	(14%	)	(15%	)
Restructuring	6.4	47.4	(41.0)	(86%	)	(86%	)
Operating expenses	2,665.0	2,364.3	300.7	13%		12%
Operating income	$260.6	$116.4	$144.2	124%		130%

REVENUE

In 2010, revenue increased 18% in U.S. dollars and 17% in local currency due to growth in real estate services in all three geographic segments and in most major product categories. As economic conditions in our markets generally improved in 2010, we saw significant growth in transactional revenues, with Leasing revenue of approximately $1.0 billion, an increase of 27% in local currency, and Capital Markets and Hotels revenue of $306 million, an increase of 51% in local currency. Property and Facility Management continued to grow in 2010, reaching $716 million, an increase of 11% in local currency, due to growth in all of our geographic segments. LaSalle Investment Management was the only segment with lower revenue in 2010, decreasing 3% in local currency due to a reduction in advisory fees.

OPERATING EXPENSES

Operating expenses were $2.7 billion in 2010, an increase of 13% in U.S. dollars and 12% in local currencies from the prior year. This increase was primarily driven by increased Compensation and benefits costs that resulted from increased incentive compensation due to improved results and higher transactional revenue. On a full-year basis, total compensation as a percentage of firm revenue improved to 64.9%, from 65.5% in 2009, driven by better productivity across the firm. Adjusted operating income margin, which excludes Restructuring charges, was 9.1% in 2010, up from 6.6% in 2009. Operating margins increased across all of our segments in 2010.

INTEREST EXPENSE

Net interest expense was $46 million in 2010 and $55 million in 2009, a decrease of $9 million or 16%, due to a reduction in average borrowings during the year and a reduction in non-cash interest accrued on deferred business obligations. In 2010, we significantly reduced our deferred business acquisition obligations, paying $106 million of deferred business acquisition obligations, including $78 million for the 2008 Staubach acquisition and $14 million for the 2006 Spaulding and Slye acquisition.

EQUITY IN LOSSES FROM REAL ESTATE VENTURES

In 2010, we recognized $11 million of equity losses from our real estate ventures, compared to $59 million of losses recognized in 2009. The 2010 and 2009 losses were primarily due to non-cash impairment charges. We recognized impairment charges throughout 2010 and 2009 as we determined that certain of our real estate investments had become impaired due to declines in real estate markets, adversely impacting rental income assumptions and forecasted exit capitalization rates.

PROVISION FOR INCOME TAXES

The provision for income taxes was $49 million in 2010, resulting in an effective tax rate of 24.1%. See the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and see Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

NET INCOME (LOSS)

Net income available to common shareholders for 2010 was $154 million, or $3.48 per diluted average share, compared to a net loss of $4 million, or $0.11 per diluted average share, for 2009.

SEGMENT OPERATING RESULTS

We manage and report our operations as four business segments:

The three geographic regions of Real Estate Services (“RES”):

(1)	Americas,

(2)	Europe, Middle East and Africa (“EMEA”), and

(3)	Asia Pacific; and

(4)	Investment Management, which offers investment management services on a global basis.

Each geographic region offers our full range of Real Estate Services, including tenant representation and agency leasing, capital markets and hotels, property management, facility management, project and development services, and advisory, consulting and valuation services. We consider “property management” to be services provided to non-occupying property investors and “facility management” to be services provided to owner-occupiers.

The Investment Management segment provides investment management services to institutional investors and high-net-worth individuals.

For segment reporting we show equity in (losses) earnings from real estate ventures within our revenue line, especially since it is an integral part of our Investment Management segment. We have not allocated restructuring charges to the business segments for segment reporting purposes and therefore these costs are not included in the discussion below.

AMERICAS—REAL ESTATE SERVICES

	2010	2009	CHANGE	% CHANGE
Revenue	$1,261.5	$1,031.6	$229.9	22%
Operating expense	1,113.2	945.4	167.8	18%
Operating income	$148.3	$86.2	$62.1	72%

Revenue in the Americas region was nearly $1.3 billion, an increase of 22% over the prior year, driven by increased transactional activities both in Leasing, which increased 28% to $638 million, and Capital Markets and Hotels, which more than doubled to $84 million. The Americas also saw significant growth in Property and Facility Management with revenue increasing 19%, as a result of new client wins and the expansion of activities with existing clients.

Total operating expenses were $1.1 billion, compared with $945 million in 2009, an 18% increase. The Americas operating expense increase was primarily a result of increased revenue, especially higher transactional volumes and related incentive compensation. Americas operating income margin improved to 11.8%, from 8.4% in 2009.

EMEA—REAL ESTATE SERVICES

	2010	2009	CHANGE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$728.8	$643.8	$85.0	13%	17%
Operating expense	709.2	653.5	55.7	9%	12%
Operating income (loss)	$19.6	$(9.7)	$29.3	n.m	n.m

(n.m. not meaningful)

EMEA’s full-year revenue was $729 million, compared with $644 million in 2009, an increase of 13% in U.S. dollars, 17% in local currency, with the most significant contribution from Capital Markets and Hotels. Transactional activity improved in our largest European markets as economic conditions improved significantly in these markets. Capital Markets and Hotels momentum picked up in the fourth quarter, driving revenue up 41% in local currency compared with the fourth quarter of 2009. Leasing revenue also grew significantly to $203 million, an increase of 22% in local currency over 2009.

Operating expenses were $709 million, an increase of 9% in U.S. dollars, 12% in local currency. This increase was primarily due to increased variable compensation expense related to improved year-over-year performance. For 2010, operating income margin was 2.7%, compared with an operating loss of 1.5% in 2009.

ASIA PACIFIC—REAL ESTATE SERVICES

	2010	2009	CHANGE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$678.5	$538.9	$139.6	26%	17%
Operating expense	629.1	507.1	122.0	24%	16%
Operating income	$49.4	$31.8	$17.6	55%	45%

Revenue in the Asia Pacific region was $679 million in 2010, an increase of 26% in U.S. dollars and 17% in local currency. The year-over-year increase was principally driven by transactional revenue improvement across most countries in the region. Leasing revenue was $159 million, increasing 34% in local currency, and Capital Markets and Hotels revenue was $80 million, increasing 25% in local currency. Fourth-quarter revenue in the region increased 25%, 18% in local currency, to $223 million.

Operating expenses for the region were $629 million for 2010, compared with $507 million in 2009, an increase of 16% in local currency, primarily due to an increase in costs associated with increased revenue and transaction volume. Full-year operating income margin was 7.3%, compared with 5.9% in 2009.

INVESTMENT MANAGEMENT

	2010	2009	CHANGE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$257.2	$260.2	$(3.0)	(1%)	(3%)
Equity in losses from real estate ventures	(11.7)	(52.6)	40.9	n.m.	n.m.
Total revenue	245.5	207.6	37.9	18%	16%
Operating expense	207.1	211.0	(3.9)	(2%)	(3%)
Operating income (loss)	$38.4	$(3.4)	$41.8	n.m.	n.m.

(n.m. not meaningful)

LaSalle Investment Management’s full-year Advisory fees were $238 million in 2010, compared with $242 million in 2009, a decrease of 3% in local currency. Fourth-quarter Advisory fees were $61 million, down 1% compared with 2009 in both U.S. dollars and local currency. Transaction and incentive fees increased to $5.9 million in the fourth quarter versus $2.3 million in the prior year due to increased acquisition levels, bringing year-to-date transaction and incentive fees to $20 million, a 2% increase in local currency.

Full-year adjusted operating income margin, which excludes non-cash co-investment impairment charges, was 19.1% in 2010 compared with 17.6% in 2009.

LaSalle Investment Management raised net capital of $5.0 billion during the year, making 2010 the second-best year of capital raised in LaSalle history. Investments totaled $3.2 billion for the year. At the end of the fourth quarter, assets under management were $41.3 billion.

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

REVENUE

In 2009, revenue decreased 8% in U.S. dollars and 5% in local currency due to significant decreases in revenue in each of (1) Capital Markets, (2) Investment Management transaction and incentive fees and (3) Project and Development Services. These decreases were partially off-set by growth in (1) Property and Facility Management revenue that resulted from additional corporate outsourcing, as well as (2) Leasing revenue driven by the Staubach acquisition which contributed to six months of results in 2008 and 12 months in 2009. The weak global economy drove the significant decreases in transaction volumes and available project work.

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

INTEREST EXPENSE

Net interest expense was $55 million in 2009 and $31 million in 2008, an increase of $24 million. This increase was primarily due to (1) an increase in non-cash interest accrued on deferred business obligations, which includes the financing of the Staubach acquisition, (2) an increase in average borrowing under our credit facilities and (3) costs incurred related to amendments to our credit facilities.

EQUITY IN LOSSES FROM REAL ESTATE VENTURES

In 2009, we recognized $59 million of equity losses from our real estate ventures, compared to $5 million of equity losses recognized in 2008. The 2009 losses were primarily due to $51 million of non-cash impairment charges. We recognized impairment charges throughout 2009 as we determined that certain of our real estate investments had become impaired due to further declines in real estate markets, adversely impacting rental income assumptions and forecasted exit capitalization rates.

PROVISION FOR INCOME TAXES

The provision for income taxes was $5.7 million in 2009 as compared to $28.7 million in 2008. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

NET (LOSS) INCOME

The net loss available to common shareholders for 2009 was $4.1 million, or $0.11 per diluted average share, compared to net income of $83.5 million, or $2.44 per diluted average share, for 2008.

AMERICAS—REAL ESTATE SERVICES

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

EMEA—REAL ESTATE SERVICES

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

ASIA PACIFIC—REAL ESTATE SERVICES

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

INVESTMENT MANAGEMENT

	2009	2008	CHANGE	% CHANGE IN U.S. DOLLARS	% CHANGE IN LOCAL CURRENCIES
Revenue	$260.2	$356.0	$(95.8)	(27%)	(23%)
Equity in losses from real estate ventures	(52.6)	(4.2)	(48.4)	n.m.	n.m.
Total revenue	207.6	351.8	(144.2)	(41%)	(37%)
Operating expense	211.0	269.9	(58.9)	(22%)	5%
Operating (loss) income	$(3.4)	$81.9	$(85.3)	n.m.	n.m.

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

CONSOLIDATED CASH FLOWS

Cash Flows From Operating Activities

During 2010, cash flows provided by operating activities totaled $384 million, an increase of $134 million from the $250 million of cash flows provided by operating activities in 2009. The year-over-year $134 million increase in cash generated from operating activities resulted primarily from an increase in net income and cash flow provided by a change in working capital items. Net income increased $158 million, but was partially off-set by decreases in non-cash charges, including: (1) a $47 million decrease in Equity losses from real estate ventures, (2) a $21 million decrease in the Provision for loss on receivables and other assets, and (3) a $12 million decrease in Depreciation and amortization. Cash flow from operations also was increased in 2010 by a $62 million positive change in working capital.

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

Cash Flows From Investing Activities

In 2010, we used $91 million of cash for investing activities, a $5 million net increase from the $86 million used in 2009. The $5 million net increase was due to (1) a $22 million increase in cash used for business combination activity, (2) a $20 million decrease in net cash used for investment in real estate ventures, and (3) a $3 million increase in capital expenditures. In 2010, we used $24 million for business combinations, including; (1) $11 million for contingent earn-out payments for acquisitions completed in prior years, (2) $9 million to purchase a portion of the minority interest in our Indian operations, and (3) $4 million for various other acquisition-related activities.

We used $86 million of cash for investing activities in 2009, a $359 million decrease from the $445 million used in 2008. The $359 million decrease was comprised of (1) a $297 million decrease in cash used for business acquisitions, (2) a $59 million decrease in capital expenditures, and (3) a $3 million net decrease in cash used for investments in real estate ventures. In 2008 we used $299 million for 15 acquisitions completed in 2008 and for earn-out payments related to acquisitions completed in prior years.

Cash Flows From Financing Activities

In 2010, we used $111 million for financing activities, a $30 million decrease from the $141 million used in 2009. The $111 million used for financing activities in 2010 was comprised of a $28 million net increase in cash from borrowings, offset by the following uses of cash; (1) $106 million to satisfy deferred business acquisitions obligations primarily for payments of $78 million related to the 2008 acquisition of Staubach and $14 million related to the 2006 acquisition of Spaulding and Slye, (2) $12 million of debt issuance costs in connection with the renegotiation of our Facility, (3) a net $12 million used for stock compensation programs, primarily for the purchase of shares to cover payroll taxes associated with restricted stock units, and (4) $9 million for dividend payments.

We used $141 million for financing activities in 2009, a $520 million decrease from the $379 million provided by financing activities in 2008. In 2009, we made net repayments of $311 million of borrowings under our credit facilities, a $776 million decrease from the $465 million of net borrowing under our credit facilities in 2008. In June 2009, we sold 6,500,000 shares of our common stock, at a sale price of $35.00 per share in an underwritten secondary public stock offering, resulting in net proceeds of $217 million. In 2009, we made deferred acquisition payments totaling $24 million to satisfy deferred business acquisitions obligations, of acquisitions completed in prior years. In 2009, we also made dividend payments of $8 million, or $0.20 per share, compared to dividend payments of $26 million, or $0.75 per share, in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities

At December 31, 2010, we had the capacity to borrow $1.1 billion on our unsecured credit facility, consisting of $900 million of revolving credit and a $197.5 million term loan. We had $197.5 million outstanding on the Facility as of December 31, 2010, comprised entirely of $197.5 million on our term loan with no outstanding borrowing under our revolving credit facility. The average borrowing rate on the Facility was 3.7% in 2010, consistent with 2009. The average outstanding borrowings under the Facility were $325.0 million and $493.3 million during 2010 and 2009, respectively.

We also have capacity to borrow an additional $50.4 million under local overdraft facilities. As of December 31, 2010 we had short-term borrowings (including capital lease obligations and local overdraft facilities) of $28.7 million outstanding, with $27.8 million attributable to local overdraft facilities.

In July 2008, we exercised an accordion feature on our unsecured revolving credit facility to increase the facility from $575 million to $675 million. In addition, we entered into a $200 million term loan agreement with terms and pricing similar to our existing revolving credit facility. The term loan was fully drawn and required eight quarterly principal payments of $5 million commencing December 31, 2008, six quarterly principal payments of $7.5 million commencing December 31, 2010 and the balance payable June 6, 2012. As a result of these changes, the total unsecured borrowing capacity of both the revolving facility and term loan (together the “Facilities”) was increased to $875 million.

In December 2008, the Facilities were amended to (1) increase the maximum allowable leverage ratio to 3.50 to 1, from 3.25 to 1, (2) provide additions to Adjusted EBITDA for certain non-recurring charges and (3) modify certain other definitions and pricing while keeping unchanged the unsecured borrowing capacity and the June 6, 2012 maturity date.

In June 2009, we further amended the Facilities to (1) increase the maximum allowable leverage ratio to 3.75 to 1 through March 2011, at which point the maximum allowable leverage ratio will decrease to 3.50 to 1 through September 2011 and 3.25 to 1 thereafter, (2) increase the permitted additions to Adjusted EBITDA for certain non-recurring charges and (3) modify certain other definitions and pricing while keeping unchanged the unsecured borrowing capacity and the June 6, 2012 maturity date.

In September 2010, we renewed and extended our unsecured credit facility (hereafter the “Facility”) to increase the borrowing capacity to $1.1 billion, consisting of $900 million of revolving credit and a $200 million term loan, and extended the maturity to September 28, 2015. The term loan was fully drawn and requires twelve quarterly principal repayments of $2.5 million commencing December 31, 2010, four quarterly principal payments of $5 million commencing December 31, 2013, three quarterly principal repayments of $6.25 million commencing December 31, 2014 and the balance payable September 28, 2015. The Facility remains unsecured.

Under the Facility, we must maintain a leverage ratio not exceeding 3.50 to 1 through September 2012 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 2.25 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facility) are, among other things, (1) an add-back for stock compensation expense, (2) the addition of the EBITDA of acquired companies earned prior to acquisition, as well as (3) add-backs for certain impairment and non-recurring charges. Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of co-investment as well as certain levels of cash acquisitions. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facility. We are in compliance with all covenants as of December 31, 2010.

As of December 31, 2010, pricing on the Facility was LIBOR plus 225 basis points. We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions. Interest and principal payments on outstanding borrowings against the revolving facility will fluctuate based on our level of borrowing needs. The Facility bears a variable rate of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate. However, we did not use interest rate swaps during 2010 or 2009, and none were outstanding as of December 31, 2010.

We believe that the Facility, together with our local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our currently foreseeable needs.

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

We sold no shares of our common stock in 2010. All common stock shares issued in 2010 were issued as part of our employee stock compensation programs.

Co-Investment Activity

As of December 31, 2010, we had total investments and loans of $174.6 million in approximately 40 separate property or fund co-investments.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At December 31, 2010, our maximum potential unfunded commitment to LIC I is euro 7.5 million ($9.9 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At December 31, 2010, LIC II has unfunded capital commitments to the underlying co-investment funds for future fundings of $251.4 million, of which our 48.78% share is $122.6 million. This $122.6 million commitment is part of our maximum potential unfunded total commitment to LIC II at December 31, 2010 of $323.2 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next one to two years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital. At December 31, 2010 no bridge financing arrangements were outstanding.

As of December 31, 2010, LIC II maintains a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The revolving credit facility maintained by LIC I was repaid in full and expired during the fourth quarter of 2009.

The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $29.3 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $323.2 million. As of December 31, 2010, LIC II had $49.6 million of outstanding borrowings on the facility.

The following table summarizes the discussion above relative to LIC I and LIC II at December 31, 2010 ($ in millions):

	LIC I	LIC II
Our effective ownership interest in co-investment vehicle	47.85%	48.78%
Our maximum potential unfunded commitments	$9.9	$323.2
Our share of unfunded capital commitments to underlying funds	8.1	122.6
Our maximum exposure assuming facilities are fully drawn	N/A	29.3
Our share of exposure on outstanding borrowings	N/A	24.2

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.6 million at December 31, 2010.

For the year ended December 31, 2010, funding of co-investments exceeded return of capital by $17.8 million. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. We anticipate that our net co-investment funding for 2011 will be between $40 and $50 million (planned co-investment less return of capital from liquidated co-investments).

Share Repurchase and Dividend Programs

Since October 2002, our Board of Directors has approved five share repurchase programs. At December 31, 2010, we have 1,563,100 shares that we remain authorized to repurchase under the current share repurchase program. We have made no share repurchases in the last three years. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and restricted stock unit grants made under our existing stock plans.

Our Board declared and paid total annual dividends and dividend-equivalents of $0.20, $0.20 and $0.75 per common share in 2010, 2009 and 2008, respectively. In December 2010, we paid a semi-annual cash dividend of $0.10 per share. There can be no assurance that we will declare dividends in the future since the actual declaration of future dividends and the establishment of record and payment dates, remains subject to final determination by the Company’s Board of Directors.

Capital Expenditures

Capital expenditures for 2010 were $48 million, compared to $44 million in 2009 and $104 million in 2008. Our capital expenditures are primarily for information systems, computer hardware and improvements to leased office space. The higher capital expenditures in 2008 were primarily due to increased spending on new global information systems, acquisition integration costs for office consolidations and improvements to leased space.

Business Acquisitions

In 2010, we used $130 million in connection with acquisitions, primarily for deferred payments and earn-out payments related to acquisitions we completed in prior years. Terms for our acquisitions completed in prior years and in 2010 have included cash paid at closing with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $299 million on our consolidated balance sheet at December 31, 2010. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At December 31, 2010, we had the potential to make earn-out payments on 12 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $162 million at December 31, 2010. We anticipate that these amounts will come due at various times over the next three years assuming the achievement of the applicable performance conditions.

Our 2007 acquisition of Indian real estate services company Trammell Crow Meghraj (TCM) has provisions for a payment to be made in 2012 for the repurchase of shares exchanged in the legal merger of TCM into the Company’s India operations. This payment will be based on formulas and independent valuations, and accordingly is not quantifiable at this time. An estimate of this obligation based on the original value of shares exchanged is reflected on our balance sheet within the $34 million Minority shareholder redemption liability.

In light of the continuing broad market recovery, we expect increasing acquisition opportunities to emerge. We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.

Contractual Obligations

We have obligations and commitments to make future payments under contracts in the normal course of business. The following table summarizes our minimum contractual obligations as of December 31, 2010 ($ in millions):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
1. Debt obligations	$225.3	37.8	22.5	165.0	—
2. Business acquisition obligations	324.3	167.5	156.8	—	—
3. Minority shareholder redemption liability	34.1	—	34.1	—	—
4. Lease obligations	427.9	105.7	156.3	97.6	68.3
5. Deferred compensation	19.5	12.6	3.2	2.8	0.9
6. Defined benefit plan obligations	88.9	5.6	12.6	15.8	54.9
7. Vendor and other purchase obligations	59.5	18.2	27.5	10.1	3.7
Total	$1,179.5	347.4	413.0	291.3	127.8

1. Debt Obligations. As of December 31, 2010, we had $197.5 million of borrowings outstanding under our Facility and term loan (together the “Facility”) and $28.7 million under local overdraft facilities. We had the ability to borrow up to $1.1 billion on the Facility, with capacity to borrow up to an additional $50.4 million under local overdraft facilities. There are currently 18 banks participating in our Facility, which has a maturity of September 2015. The contractual obligation table above does not include a provision for interest expense on the $197.5 million of borrowing under our Facility.

2. Business acquisition obligations. Our business acquisition obligations represent payments to sellers of businesses for acquisitions that were closed as of December 31, 2010, and the only condition on those payments is the passage of time. The $324.3 million total represents $298.5 million on a present value basis as reported in Deferred business acquisition obligations in our Consolidated Balance Sheet, and $25.8 million of imputed interest reducing the obligations to their present value.

The contractual obligation table above does not include possible contingent earn-out payments associated with our acquisitions. At December 31, 2010 we had the potential to make earn-out payments on 12 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments was $161.9 million at December 31, 2010. These amounts may come due at various times over the next five years.

3. Minority shareholder redemption liability. A 2012 payment to purchase the remaining interest in our Indian business held by the selling shareholders of the Trammell Crow Meghraj (“TCM”) business we acquired in 2007 is estimated to be $34.1 million. The purchase price of the remaining interest in our India subsidiary will be based on formulas and independent valuations such that we cannot definitively determine the amount of this future payment at this time.

4. Lease obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use and operating leases for equipment. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2010 was $24.1 million.

5. Deferred compensation. Deferred compensation obligations include payments under our long-term deferred compensation plans. The contractual obligation table above does not include a provision for certain long-term compensation plans for which we cannot reliably estimate the timing and amount of certain payment; we record these plans on our consolidated balance sheet as a long-term Deferred compensation liability based on their current fair value of $7.7 million.

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

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of December 31, 2010, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Jones Lang LaSalle Incorporated:

We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Incorporated and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Jones Lang LaSalle Incorporated:

We have audited Jones Lang LaSalle Incorporated and subsidiaries (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Jones Lang LaSalle Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

February 25, 2011

JONES LANG LASALLE INCORPORATED

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 and 2009

($ IN THOUSANDS, EXCEPT SHARE DATA)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$251,897	69,263
Trade receivables, net of allowances of $20,352 and $36,994	721,486	669,993
Notes and other receivables	76,374	73,984
Prepaid expenses	41,195	35,689
Deferred tax assets	82,740	82,793
Other	21,149	8,196
Total current assets	1,194,841	939,918

Property and equipment, net of accumulated depreciation of $333,371 and $290,250	198,685	213,708
Goodwill, with indefinite useful lives	1,444,708	1,441,951
Identified intangibles, with finite useful lives, net of accumulated amortization of $81,674 and $71,422	29,025	36,791
Investments in real estate ventures	174,578	167,310
Long-term receivables, net	42,735	52,941
Deferred tax assets, net	149,020	139,406
Other	116,269	104,908
Total assets	$3,349,861	3,096,933
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$400,681	347,650
Accrued compensation	554,841	479,628
Short-term borrowings	28,700	23,399
Deferred tax liabilities	3,942	1,164
Deferred income	45,146	38,575
Deferred business acquisition obligations	163,656	106,330
Other	99,346	98,349
Total current liabilities	1,296,312	1,095,095

Noncurrent liabilities:
Credit facilities	197,500	175,000
Deferred tax liabilities	15,450	3,210
Deferred compensation	15,130	27,039
Pension liabilities	5,031	8,210
Deferred business acquisition obligations	134,889	287,259
Minority shareholder redemption liability	34,118	32,475
Other	79,496	86,031
Total liabilities	1,777,926	1,714,319

Commitments and contingencies	—	—

Company shareholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 42,659,999 and 41,843,947 shares issued and outstanding	427	418
Additional paid-in capital	883,046	854,227
Retained earnings	676,397	531,456
Shares held in trust	(6,263)	(5,196)
Accumulated other comprehensive income (loss)	15,324	(1,976)
Total Company shareholders’ equity	1,568,931	1,378,929
Noncontrolling interest	3,004	3,685
Total equity	1,571,935	1,382,614
Total liabilities and equity	$3,349,861	3,096,933

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

($ IN THOUSANDS, EXCEPT SHARE DATA)	2010	2009	2008
Revenue	$2,925,613	2,480,736	2,697,586
Operating expenses:
Compensation and benefits	1,899,181	1,623,795	1,771,673
Operating, administrative and other	687,815	609,779	653,465
Depreciation and amortization	71,573	83,335	90,584
Restructuring charges, net	6,386	47,423	30,401
Total operating expenses	2,664,955	2,364,332	2,546,123

Operating income	260,658	116,404	151,463

Interest expense, net of interest income	45,802	55,018	30,568
Equity in losses from real estate ventures	(11,379)	(58,867)	(5,462)

Income before income taxes and noncontrolling interest	203,477	2,519	115,433
Provision for income taxes	49,038	5,677	28,743
Net income (loss)	154,439	(3,158)	86,690

Net income attributable to noncontrolling interest	537	437	1,807
Net income (loss) attributable to the Company	$153,902	(3,595)	84,883

Dividends on unvested common stock, net of tax	378	514	1,368
Net income (loss) available to common shareholders	$153,524	(4,109)	83,515

Other comprehensive income (loss):
Change in pension liabilities, net of tax	$(2,097)	(13,229)	(4,448)
Foreign currency translation adjustments	19,397	83,473	(153,127)
Comprehensive income (loss)	$171,202	66,649	(72,692)

Basic earnings (loss) per common share	$3.63	(0.11)	2.52
Basic weighted average shares outstanding	42,295,526	38,543,087	33,098,228

Diluted earnings (loss) per common share	$3.48	(0.11)	2.44
Diluted weighted average shares outstanding	44,084,154	38,543,087	34,205,120

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Company Shareholders’ Equity						Noncontrolling Interest	Total Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Shares Held in Trust	Other Comprehensive Income (Loss)
($ IN THOUSANDS, EXCEPT SHARE DATA)	Shares	Amount
Balances at December 31, 2007	31,722,587	$317	441,951	484,840	(1,930)	85,355	8,272	$1,018,805
Net income	—	—	—	84,883	—	—	1,807	86,690
Shares issued for the Staubach acquisition	1,997,682	21	99,979	—	—	—	—	100,000
Shares issued under stock compensation programs	1,070,417	10	9,943	—	—	—	—	9,953
Shares repurchased for payment of taxes on stock awards	(229,038)	(2)	(14,024)	—	—	—	—	(14,026)
Tax adjustments due to vestings and exercises	—	—	4,013	—	—	—	—	4,013
Amortization of stock compensation	—	—	57,880	—	—	—	—	57,880
Shares held in trust	—	—	—	—	(1,574)	—	—	(1,574)
Dividends declared, $0.75 per share	—	—	—	(26,405)	—	—	—	(26,405)
Change in pension liabilities, net of tax	—	—	—	—	—	(4,448)	—	(4,448)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	(5,956)	(5,956)
Foreign currency translation adjustments	—	—	—	—	—	(153,127)	—	(153,127)
Balances at December 31, 2008	34,561,648	$346	599,742	543,318	(3,504)	(72,220)	4,123	$1,071,805

Net (loss) income	—	—	—	(3,595)	—	—	437	(3,158)
Shares issued under stock compensation programs	969,631	9	3,346	—	—	—	—	3,355
Shares repurchased for payment of taxes on stock awards	(223,520)	(2)	(7,210)	—	—	—	—	(7,212)
Tax adjustments due to vestings and exercises	—	—	(8,314)	—	—	—	—	(8,314)
Amortization of stock compensation	—	—	47,827	—	—	—	—	47,827
Issuance of common stock	6,500,000	65	217,273	—	—	—	—	217,338
Shares issued for acquisitions	36,188	—	1,563	—	—	—	—	1,563
Shares held in trust	—	—	—	—	(1,692)	—	—	(1,692)
Dividends declared, $0.20 per share	—	—	—	(8,267)	—	—	—	(8,267)
Change in pension liabilities, net of tax	—	—	—	—	—	(13,229)	—	(13,229)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	(875)	(875)
Foreign currency translation adjustments	—	—	—	—	—	83,473	—	83,473
Balances at December 31, 2009	41,843,947	$418	854,227	531,456	(5,196)	(1,976)	3,685	$1,382,614

Net income	—	—	—	153,902	—	—	537	154,439
Shares issued under stock compensation programs	1,108,614	12	1,394	—	—	—	—	1,406
Shares repurchased for payment of taxes on stock awards	(292,562)	(3)	(19,445)	—	—	—	—	(19,448)
Tax adjustments due to vestings and exercises	—	—	5,804	—	—	—	—	5,804
Amortization of stock compensation	—	—	41,066	—	—	—	—	41,066
Shares held in trust	—	—	—	—	(1,067)	—	—	(1,067)
Dividends declared, $0.20 per share	—	—	—	(8,961)	—	—	—	(8,961)
Change in pension liabilities, net of tax	—	—	—	—	—	(2,097)	—	(2,097)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	(1,218)	(1,218)
Foreign currency translation adjustments	—	—	—	—	—	19,397	—	19,397
Balances at December 31, 2010	42,659,999	$427	883,046	676,397	(6,263)	15,324	3,004	$1,571,935

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

($ IN THOUSANDS)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$154,439	(3,158)	86,690
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	71,573	83,335	90,584
Equity in losses from real estate ventures	11,379	58,867	5,462
Losses (Gains) on investments and other assets	109	(1,381)	—
Operating distributions from real estate ventures	188	157	1,064
Provision for loss on receivables and other assets	7,081	28,173	20,737
Amortization of deferred compensation	41,230	45,909	62,684
Accretion of interest on deferred business acquisition obligations	24,408	27,080	12,030
Amortization of debt issuance costs	5,747	5,068	2,999
Change in:
Receivables	(54,244)	67,434	44,760
Prepaid expenses and other assets	(24,868)	(20,062)	(13,154)
Deferred tax assets, net	5,457	(56,984)	(65,458)
Excess tax benefits from share-based payment arrangements	(5,804)	—	(4,013)
Accounts payable, accrued liabilities and accrued compensation	147,575	16,116	(211,020)
Net cash provided by operating activities	384,270	250,554	33,365

Cash flows used in investing activities:
Net capital additions—property and equipment	(47,609)	(44,249)	(103,702)
Business acquisitions, net of cash acquired	(24,250)	(2,461)	(299,172)
Investing activities—real estate ventures:
Capital contributions and advances	(33,853)	(39,799)	(44,846)
Distributions, repayments of advances and sale of investments	14,836	784	2,509
Net cash used in investing activities	(90,876)	(85,725)	(445,211)

Cash flows (used in) provided by financing activities:
Proceeds from borrowings under credit facilities	1,160,802	1,037,022	1,481,001
Repayments of borrowings under credit facilities	(1,133,000)	(1,348,306)	(1,016,080)
Payment of deferred business acquisition obligations	(105,798)	(24,207)	(49,653)
Issuance of common stock, net	—	217,338	—
Debt issuance costs	(11,565)	(11,182)	(9,644)
Shares repurchased for payment of taxes on stock awards	(19,448)	(7,212)	(14,026)
Excess tax benefits from share-based payment arrangements	5,804	—	4,013
Common stock issued under stock option plan and stock purchase programs	1,406	3,355	9,953
Payments of dividends	(8,961)	(8,267)	(26,405)
Net cash (used in) provided by financing activities	(110,760)	(141,459)	379,159
Net increase (decrease) in cash and cash equivalents	182,634	23,370	(32,687)
Cash and cash equivalents, January 1	69,263	45,893	78,580
Cash and cash equivalents, December 31	$251,897	69,263	45,893

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,250	25,150	19,160
Income taxes, net of refunds	39,099	50,718	97,757
Non-cash investing activities:
Business acquisitions, contingent consideration	4,300	—	—
Non-cash financing activities:
Deferred business acquisition obligations	—	5,419	347,258

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) ORGANIZATION

Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which we may refer to as we, us, our, the Company or the Firm) was incorporated in 1997. We have 185 corporate offices worldwide and operations in more than 1,000 locations in 60 countries. We have approximately 40,300 employees, including 24,800 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 1.8 billion square feet worldwide. LaSalle Investment Management, a member of the Jones Lang LaSalle group, is one of the world’s largest and most diversified real estate investment management firms, with approximately $41 billion of assets under management.

Our range of real estate services includes:

•Agency leasing	•Capital markets

•Tenant representation	•Real estate investment banking / merchant banking

•Property management	•Corporate finance

•Facilities management / outsourcing	•Hotel advisory

•Project and development management / construction	•Energy and sustainability services

•Valuations	•Value recovery and receivership services

•Consulting	•Investment management

We offer these services locally, regionally and globally to real estate investors and occupiers for a variety of property types, including offices, hotels, industrial, retail, multi-family residential, healthcare facilities, critical environments and data centers, sports facilities, cultural institutions and transportation centers. Individual regions and markets focus on different property types, depending on local requirements and market conditions.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of Jones Lang LaSalle and its majority-owned and controlled subsidiaries. We have eliminated all intercompany balances and transactions in our consolidated financial statements. Investments in real estate ventures over which we exercise significant influence, but not control, are accounted for under the equity method.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of the revenue and expenses during the reporting periods. Such estimates include the value of purchase consideration, valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, legal contingencies, assumptions used in the calculation of income taxes, incentive compensation, and retirement and other post-employment benefits, among others.

These estimates and assumptions are based on management’s best estimate and judgment. We evaluated these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Market factors, such as illiquid credit markets, volatile equity markets and foreign currency fluctuations can increase the uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in economic environment will be reflected in the financial statements in future periods. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications have not been material and have not affected reported net income or loss.

Revenue Recognition

We earn revenue from the following principal sources:

•	Transaction commissions;

•	Advisory and management fees;

•	Incentive fees;

•	Project and development management fees; and

•	Construction management fees.

We recognize transaction commissions related to agency leasing services, capital markets services and tenant representation services as revenue when we provide the related service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies have been satisfied.

We recognize advisory and management fees related to property management services, valuation services, corporate property services, consulting services and investment management as income in the period in which we perform the related services.

We recognize incentive fees based on the performance of underlying funds’ investments, contractual benchmarks and other contractual formulas.

We recognize project and development management and construction management fees by applying the percentage of completion method of accounting. We use the efforts expended method to determine the extent of progress towards completion for project and development management fees and costs incurred to total estimated costs for construction management fees.

Construction management fees, which are gross construction services revenue net of subcontract costs, were $9.5 million, $14.4 million and $17.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Gross construction services revenue totaled $165.9 million, $160.8 million and $256.4 million and subcontract costs totaled $156.4 million, $146.4 million and $239.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

We include costs in excess of billings on uncompleted construction contracts of $17.3 million and $5.9 million in Trade receivables, and billings in excess of costs on uncompleted construction contracts of $3.1 million and $3.9 million in Deferred income, respectively, in our December 31, 2010 and 2009 consolidated balance sheets.

Certain contractual arrangements for services provide for the delivery of multiple services. We evaluate revenue recognition for each service to be rendered under these arrangements using criteria set forth in the FASB’s Accounting Standards Codification (“ASC”) Subtopic 605-25, “Multiple-Element Arrangements.”

Gross and Net Accounting: We follow the guidance of ASC Subtopic 605-45, “Principal and Agent Considerations,” when accounting for reimbursements received from clients. Accordingly, we have recorded these reimbursements as revenue in the income statement, as opposed to showing them as a reduction of expenses.

In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract.

Accordingly, we report a contract that provides a fixed fee billing, fully inclusive of all personnel or other recoverable expenses incurred but not separately scheduled, on a gross basis. When accounting on a gross basis, our reported revenues include the full billing to our client and our reported expenses includes all costs associated with the client.

We account for a contract on a net basis when the fee structure is comprised of at least two distinct elements, namely (1) a fixed management fee and (2) a separate component that allows for scheduled reimbursable personnel costs or other expenses to be billed directly to the client. When accounting on a net basis, we include the fixed management fee in reported revenue and net the reimbursement against expenses. We base this accounting on the following factors, which define us as an agent rather than a principal:

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

Most of our service contracts use the latter structure and are accounted for on a net basis. We have always presented reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $1.2 billion in 2010 and $1.1 billion in both 2009 and 2008. This treatment has no impact on operating income, net income or cash flows.

Cash and Cash Equivalents

We consider all highly-liquid investments purchased with maturities of less than one year to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments.

Accounts Receivable

Pursuant to contractual arrangements, accounts receivable includes unbilled amounts of $183.0 million and $178.8 million at December 31, 2010 and 2009, respectively.

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

The following table details the changes in the allowance for uncollectible receivables for each of the three years ended December 31, 2010, 2009 and 2008 ($ in thousands).

	2010	2009	2008
Allowance at beginning of the year	$36,994	23,847	13,300
Charged to income	7,081	28,173	20,737
Write-off of uncollectible receivables	(22,610)	(14,167)	(8,502)
Other	(1,113)	(859)	(1,688)
Allowance at end of the year	$20,352	36,994	23,847

Amounts in Other include the impact of reserves acquired in acquisitions in 2008 and the impact of exchange rate fluctuations for all three years.

Property and Equipment

Property and equipment are recorded at cost. Certain direct costs relating to internal-use software development are capitalized when incurred during the application development phase.

We review property and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in 2010, 2009 and 2008.

We calculate depreciation and amortization on property and equipment for financial reporting purposes by using the straight-line method based on the estimated useful lives of our assets. Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $60.6 million, $60.9 million and $58.8 million, respectively. The following table shows the gross value of major asset categories at December 31, 2010 and 2009 as well as the standard depreciable life for each of these asset categories ($ in millions):

CATEGORY	2010	2009	DEPRECIABLE LIFE
Furniture, fixtures and equipment	$92.4	90.8	5 to 10 years
Computer equipment and software	297.6	279.2	2 to 7 years
Leasehold improvements	131.3	122.2	1 to 10 years
Automobiles and other	10.8	11.8	4 to 5 years
Total	532.1	504.0
Total Accumulated Depreciation	(333.4)	(290.3)
Net Property and Equipment	$198.7	213.7

Business Combinations, Goodwill and Other Intangible Assets

We have historically grown through a series of acquisitions. Consistent with the services nature of the businesses we have acquired, two of the larger assets on our balance sheet are goodwill and intangibles resulting from these acquisitions. Our intangibles are primarily management contracts and customer backlog that we acquired as part of these acquisitions and amortize over their estimated useful lives.

We do not amortize goodwill, but instead evaluate goodwill for impairment at least annually. To accomplish this annual evaluation, in the third quarter of each year we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to our reporting units as of the date of the evaluation. We define our four reporting units as the three geographic regions of our Real Estate Services (“RES”) segments: (1) Americas, (2) EMEA, and (3) Asia Pacific; and (4) Investment Management. We then determine the fair value of each reporting unit based on a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of the 2010, 2009 and 2008 evaluations was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in any of those years.

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. For example, we updated the annual evaluation in the fourth quarter of 2010, noting that our market capitalization exceeded our book value by a significant margin as of December 31, 2010 and that our forecasts of EBITDA and cash flows to be generated by each of our reporting units appeared sufficient to support the book values of net assets of each of these reporting units. As a result, we did not change our conclusion that goodwill is not impaired. However, it is possible our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions deteriorate or remain difficult for an extended period of time. We will continue to monitor the relationship between the Company’s market capitalization and book value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the book values of the net assets of their respective businesses.

We evaluate our Identified intangibles for impairment annually or if other events or circumstances indicate that the carrying value may be impaired.

See Note 4 for additional information on goodwill and other intangible assets.

Investments in Real Estate Ventures

We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 10% of the respective ventures that we account for under the equity method of accounting due to the nature of our non-controlling ownership in the ventures.

For real estate limited partnerships in which the Company is a general partner, we apply the guidance set forth in ASC Subtopic 810-20, “Consolidations—Control of Partnerships and Similar Entities,” in evaluating the control the Company has over the limited partnership. These entities are generally well-capitalized and grant the limited partners substantive rights, such as the right to replace the general partner without cause, to dissolve or liquidate the partnership, to approve the sale or refinancing of the principal partnership assets, or to approve the acquisition of principal partnership assets. We generally account for such general partner interests under the equity method.

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

For investments in real estate ventures accounted for under the equity method, we maintain an investment account, which is (1) increased by contributions made and by our share of net income of the real estate ventures, and (2) decreased by distributions received and by our share of net losses of the real estate ventures. Our share of each real estate venture’s net income or loss, including gains and losses from capital transactions, is reflected in our consolidated statement of operations as Equity in earnings (losses) from real estate ventures.

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

We report Equity in earnings (losses) from real estate ventures in the Consolidated Statements of Operations after Operating income. However, for segment reporting we reflect Equity earnings (losses) from real estate ventures within Revenue. See Note 3 for Equity earnings (losses) reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 3) measures segment results with Equity earnings (losses) included in segment revenue.

See Note 5 for additional information on investments in real estate ventures.

Stock-Based Compensation

Stock-based compensation in the form of restricted stock units is a significant element of our compensation programs. The fair value of restricted stock units is determined based on the market price of the Company’s common stock on the grant date and is amortized on a straight-line basis over the associated vesting period for each separately vesting portion of an award. We reduce stock-based compensation expense for estimated forfeitures each period and adjust expense accordingly upon vesting or actual forfeitures.

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

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An increase or decrease in the deferred tax liability that results from a change in circumstances, and which causes a change in our judgment about expected future tax consequences of events, would be included in the tax provision when the changes in circumstances and our judgment occurs. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the ability to realize the related deferred tax asset, would be included in the tax provision when the changes in circumstances and our judgment occurs.

See Note 8 for additional information on income taxes.

Self-Insurance Programs

In our Americas business we have retained certain risks regarding health insurance and workers’ compensation rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future developments. We supplement our traditional global insurance program by the use of a captive insurance company to provide professional indemnity and employment practices insurance on a “claims made” basis. As professional indemnity claims can be complex and take a number of years to resolve, we are required to estimate the ultimate cost of claims.

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

•

Workers’ Compensation Insurance—We have chosen to self-insure for worker’s compensation insurance because our workforce has historically experienced fewer injuries than is normal for our industry. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income for the years ended December 31, 2010, 2009 and 2008 were $5.0 million, $6.1 million and $4.3 million, respectively. Our reserve for worker compensation insurance claims included in accrued compensation benefits was $15.9 million and $14.2 million at December 31, 2010 and 2009, respectively.

•

Captive Insurance Company—In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practices liability insurance coverage on a “claims made” basis. The level of risk retained by our captive is up to $2.5 million per claim (dependent upon location) and up to $12.5 million in the aggregate. The reserves for professional indemnity claims maintained by our captive insurance company, which relate to multiple years, were $2.1 million and $5.7 million, net of receivables from third party insurers, as of December 31, 2010 and 2009, respectively.

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

Fair Value of Financial Instruments

Our financial instruments include Cash and cash equivalents, Trade receivables, Accounts payable, Credit facilities and foreign currency exchange contracts. The estimated fair value of Cash and cash equivalents, Trade receivables, Notes and other receivable and Accounts payables approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of our revolving credit facility and short-term borrowings approximates their carrying value due to their variable interest rate terms.

ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under ASC Topic 718, “Compensation—Stock Compensation.”

On January 1, 2008, the Company adopted these accounting standards with respect to its financial assets and liabilities that are measured at fair value. On January 1, 2009, the Company adopted these standards with respect to its non-financial assets and liabilities that are periodically measured at fair value. The adoption of these provisions did not have a material impact on our consolidated financial statements.

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

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determined the fair value of these contracts based on widely accepted valuation techniques. The inputs for these valuation techniques are Level 2 inputs in the fair value hierarchy. At December 31, 2010, we had forward exchange contracts in effect recorded as a current asset of $15.7 million and a current liability of $2.4 million. At December 31, 2009, we had forward exchange contracts in effect recorded as a current asset of $2.3 million and a current liability of $9.1 million.

We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. The values of the assets and liabilities of this plan are determined based on the returns of certain mutual funds and other securities. The inputs for this valuation are primarily Level 2 inputs in the fair value hierarchy. This plan is recorded on our consolidated balance sheet at December 31, 2010 as Other long-term assets of $34.0 million, Other long-term liabilities of $42.3 million, and as a component of equity, Shares held in trust of ($6.3M).

At December 31, 2010, we have no recurring fair value measurements for financial assets and liabilities that are based on unobservable inputs (“Level 3 inputs”).

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

Derivatives and Hedging Activities

As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage selected foreign currency risks. At December 31, 2010, we had forward exchange contracts in effect with a gross notional value of $1.3 billion ($542.5 million on a net basis) with a net fair value gain of $13.3 million. We currently do not use hedge accounting for these contracts, which are marked-to-market each period with changes in unrealized gains or losses recognized in earnings and offset by gains and losses on associated intercompany loans. We include the gains and losses on these forward foreign currency exchange contracts as a component of our overall net foreign currency gains and losses that are included in Operating, administrative and other expense.

We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk to be material at December 31, 2010.

Foreign Currency Translation

We prepare the financial statements of our subsidiaries located outside the United States using local currency as the functional currency. The assets and liabilities of these subsidiaries are translated to U.S. dollars at the rates of exchange at the balance sheet date with the resulting translation adjustments included in the balance sheet as a separate component of equity (Other comprehensive income (loss)) and in the statement of operations (Other comprehensive income (loss)—foreign currency translation adjustments).

The $15.3 million of Accumulated other comprehensive income on our consolidated balance sheet at December 31, 2010, consists of net foreign currency translation gains of $46.3 million and $31.0 million of unrecognized losses on pensions plan recorded net of tax.

Income and expenses are translated at the average monthly rates of exchange. We include gains and losses from foreign currency transactions in net earnings as a component of Operating, administrative and other expense. Net foreign currency losses were $4.1 million, $3.5 million and $1.1 million for the years ending December 31, 2010, 2009 and 2008, respectively.

The effects of foreign currency translation on cash and cash equivalents are reflected in cash flows from operating activities on the Consolidated Statements of Cash Flows.

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

Earnings (Loss) Per Share; Net Income (Loss) Available to Common Shareholders

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

We calculate net income (loss) available to common shareholders by subtracting dividend-equivalents paid on outstanding but unvested shares of restricted stock units, net of tax, from net income (loss).

The following table details the calculations of basic and diluted earnings (loss) per common share ($ in thousands, except share data) for each of the three years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Net income (loss) attributable to the Company	$153,902	(3,595)	84,883
Dividends on unvested common stock, net of tax	378	514	1,368
Net income (loss) available to common shareholders	$153,524	(4,109)	83,515

Basic income (loss) per common share before dividends on unvested common stock	3.64	(0.09)	2.56
Dividends on unvested common stock, net of tax	(0.01)	(0.02)	(0.04)
Basic earnings (loss) per common share	$3.63	(0.11)	2.52

Basic weighted average shares outstanding	42,295,526	38,543,087	33,098,228
Dilutive impact of common stock equivalents:
Outstanding stock options	28,160	—	68,309
Unvested stock compensation programs	1,760,468	—	1,038,583
Diluted weighted average shares outstanding	44,084,154	38,543,087	34,205,120

Diluted income (loss) per common share before dividends on unvested common stock	$3.49	(0.09)	2.48
Dividends on unvested common stock, net of tax	(0.01)	(0.02)	(0.04)
Diluted earnings (loss) per common share	$3.48	(0.11)	2.44

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

NEW ACCOUNTING STANDARDS

Consolidation of Variable Interest Entities

In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-17 (“ASU 2009-17”), Consolidations (Topic 810): “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU incorporates Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in this ASU require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the variable interest entity that could potentially be significant to the entity. ASU 2009-17 also amends guidance in FIN 46(R) (1) for determining when an entity is a variable interest entity, including an additional reconsideration event for such determinations, (2) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, (3) to eliminate the quantitative approach previously required for determining the primary beneficiary, and (4) to enhance disclosures regarding an enterprise’s involvement in a variable interest entity. ASU 2009-17 became effective for the Company on January 1, 2010. The adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements. See Note 5 for additional information on our accounting for investments in variable interest entities.

Accounting and Reporting for Decreases in Ownership of a Subsidiary

On January 1, 2010, we adopted ASU No. 2010-02, Consolidation (Topic 810): “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification.” ASU No. 2010-02 provides additional clarification regarding decrease-in-ownership provisions and expands the disclosures required upon deconsolidation of a subsidiary. The adoption of ASU 2010-02 did not impact our Consolidated Financial Statements.

Fair Value

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): “Improving Disclosures about Fair Value Measurements.” Effective January 1, 2010, ASU 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers. Effective January 1, 2011, ASU 2010-06 requires disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements.

(3) BUSINESS SEGMENTS

We manage and report our operations as four business segments:

The three geographic regions of Real Estate Services (“RES”):

(1)	Americas,

(2)	Europe, Middle East and Africa (“EMEA”),

(3)	Asia Pacific; and

(4)	Investment Management, which offers investment management services on a global basis.

Each geographic region offers the full range of our Real Estate Services including agency leasing and tenant representation, capital markets and hotels, property management, facilities management, project and development management, energy management and sustainability, construction management, and advisory, consulting and valuation services.

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

For segment reporting we show equity earnings (losses) from real estate ventures within our revenue line, since it is a very integral part of our Investment Management segment. Our measure of segment operating results also excludes restructuring charges. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results with equity in earnings (losses) from real estate ventures, and without restructuring charges. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

Summarized financial information by business segment for 2010, 2009 and 2008 are as follows ($ in thousands):

	2010	2009	2008
Real Estate Services
Americas
Segment revenue:
Revenue	$1,261,178	1,032,784	933,004
Equity income (losses)	310	(1,141)	301
	1,261,488	1,031,643	933,305
Operating expenses:
Compensation, operating and administrative expenses	1,077,556	897,891	818,369
Depreciation and amortization	35,594	47,526	47,808
Operating income	$148,338	86,226	67,128

EMEA
Segment revenue:
Revenue	$728,838	646,505	871,683
Equity losses	(66)	(2,747)	(840)
	728,772	643,758	870,843
Operating expenses:
Compensation, operating and administrative expenses	690,427	632,387	820,638
Depreciation and amortization	18,778	21,041	27,291
Operating income (loss)	$19,567	(9,670)	22,914

Asia Pacific
Segment revenue:
Revenue	$678,452	541,233	536,906
Equity income (losses)	55	(2,371)	(732)
	678,507	538,862	536,174
Operating expenses:
Compensation, operating and administrative expenses	616,101	494,574	518,580
Depreciation and amortization	13,010	12,485	13,123
Operating income	$49,396	31,803	4,471
Investment Management
Segment revenue:
Revenue	$257,145	260,214	355,993
Equity losses	(11,678)	(52,608)	(4,191)
	245,467	207,606	351,802
Operating expenses:
Compensation, operating and administrative expenses	202,912	208,722	267,552
Depreciation and amortization	4,191	2,283	2,361
Operating income (loss)	$38,364	(3,399)	81,889

Segment Reconciling Items:
Total segment revenue	$2,914,234	2,421,869	2,692,124
Reclassification of equity losses	(11,379)	(58,867)	(5,462)
Total revenue	2,925,613	2,480,736	2,697,586
Total segment operating expenses before restructuring charges	2,658,569	2,316,909	2,515,722
Restructuring charges	6,386	47,423	30,401
Operating income	$260,658	116,404	151,463

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

	2010		2009
($ IN THOUSANDS)	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES
Real Estate Services:
Americas	$1,627,750	3,946	$1,697,292	1,369
EMEA	697,513	728	579,423	827
Asia Pacific	520,451	867	408,651	743
Investment Management	310,167	169,037	301,462	164,371
Corporate	193,980	—	110,105	—
Consolidated	$3,349,861	174,578	$3,096,933	167,310

The following table reconciles segment property and equipment expenditures to consolidated property and equipment expenditures.

($ IN THOUSANDS)	2010	2009	2008
Real Estate Services:
Americas	$15,795	24,507	38,843
EMEA	11,431	7,833	28,506
Asia Pacific	11,549	6,218	15,975
Investment Management	1,961	1,860	4,113
Corporate	7,730	5,072	19,891
Total Capital Expenditures	48,466	45,490	107,328

Less proceeds on dispositions	(857)	(1,241)	(3,626)
Net Capital Expenditures	$47,609	44,249	103,702

The following table sets forth the 2010 revenue and assets from our most significant currencies ($ in thousands).

	TOTAL REVENUE	TOTAL ASSETS
United States dollar	$1,321,362	2,125,536
Euro	376,423	373,753
British pound	325,117	295,689
Australian dollar	208,219	117,408
Singapore dollar	105,957	48,379
Japanese yen	115,884	29,509
Hong Kong dollar	81,696	89,065
Other currencies	390,955	270,522
	$2,925,613	3,349,861

We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies.

(4) BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

2010 Business Combinations Activity

In 2010, we paid $130.0 million related to business combination activity. Of this total, we paid $105.8 million to satisfy deferred business acquisition obligations for acquisitions completed in prior years, including $77.9 million related to the 2008 Staubach acquisition and $14.0 million related to the 2006 Spaulding and Slye acquisition. We also paid (1) $9.0 million to purchase a portion of the minority interest in our Indian operations, (2) $10.9 million for contingent earn-out payments for acquisitions completed in prior years recorded as an increase to goodwill, and (3) $4.3 million for various other acquisition-related activities.

In the third quarter of 2010, we acquired certain U.S. mall management operations from General Growth Properties, Inc. consisting of the management and leasing contracts for a portfolio of 18 regional shopping malls and community centers in 11 states, totaling more than

11 million square feet. This acquisition resulted in $1.5 million of goodwill and $3.3 million of identifiable intangibles that will be amortized over four years. We also recognized a liability of $4.3 million for contingent consideration that will be paid if certain revenue targets are achieved; the maximum contingent consideration payable is $4.5 million.

2009 Business Combinations Activity

In 2009, we paid a net total of $26.7 million for business combinations activity. Of this total, we paid $24.2 million to satisfy deferred business acquisition obligations, primarily related to the 2006 acquisition of Spaulding & Slye in the United States and the 2008 acquisition of Churston Heard in England. We also recognized earn-out obligations of $12.4 million for (1) acquisitions completed prior to 2009 resulting in payments of $5.4 million, (2) additional deferred business acquisition obligations of $5.4 million to be paid in 2010, and (3) the issuance of 36,188 shares of the Company’s common stock, valued at $1.6 million, issued as part of an earn-out agreement for the 2006 acquisition of RSP Group, a Dubai-based real estate investment advisory firm.

In the third quarter of 2009, the Company finalized its allocation of the purchase price of the 2008 acquisition of Staubach Holdings Inc. (“Staubach”). Purchase consideration for the Staubach acquisition consisted of cash paid at closing, issuance of shares of common stock, the provision for deferred business acquisition obligations, assumption of net liabilities and capitalized acquisition costs totaling $506.9 million.

The final allocation of purchase consideration determined in the third quarter of 2009 was as follows ($ in thousands):

Accounts receivable and other assets	$121,312
Current liabilities	(100,915)
Current and deferred tax liabilities	(72,647)
Identifiable intangible assets	34,902
Goodwill	524,234

$506,886

Pro Forma Results of Operations

We have included Staubach’s results of operations with those of the Company since July 11, 2008. Pro forma consolidated results of operations, assuming the acquisition of Staubach occurred on January 1, 2008 for the year ended December 31, 2008 are as follows ($ in thousands, except per share data):

2008
Revenue	$2,935,559
Operating expense	2,742,830
Operating income	$192,729

Net income available to common shareholders	$99,305

Basic earnings per common share	$2.91
Basic weighted average shares outstanding	34,146,192

Diluted earnings per common share	$2.82
Diluted weighted average shares outstanding	35,253,084

Pro forma operating expense adjustments consist of adjustments to intangible amortization to reverse amortization recorded by Staubach and to record intangible amortization based on our current estimate of identifiable intangibles and their associated useful lives.

Pro forma net income also includes interest expense adjustments based on our estimate of interest that would have been incurred on deferred payments due to Staubach and due to an increase in borrowing under our credit facilities for cash paid at closing and various other acquisition related items.

We applied an estimated 39% tax rate to the pro forma adjustments. Pro forma weighted average shares include an adjustment to show the impact of the 1,997,682 shares issued, as part of the purchase consideration, as if they had been outstanding at January 1, 2008.

Earn-out Payments

At December 31, 2010, we had the potential to make earn-out payments on 12 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $161.9 million at December 31, 2010. We anticipate that these amounts will come due at various times over the next three years assuming the achievement of the applicable performance conditions.

Goodwill and Other Intangible Assets

We have $1.5 billion of unamortized intangibles and goodwill as of December 31, 2010. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on intangible and goodwill balances. Of the $1.5 billion of unamortized intangibles and goodwill, we will amortize the $29.0 million of identifiable intangibles over their remaining finite useful lives, and the remaining balance represents goodwill with indefinite useful lives, which we do not amortize.

The following table sets forth, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	REAL ESTATE SERVICES
	AMERICAS	EMEA	ASIA PACIFIC	INVESTMENT MANAGEMENT	CONSOLIDATED
Balance as of January 1, 2009	$939,933	316,581	174,970	17,179	1,448,663

(Adjustments) additions	(46,048)	11,631	(2,404)	—	(36,821)
Impact of exchange rate movements	(1)	16,426	12,319	1,365	30,109
Balance as of January 1, 2010	$893,884	344,638	184,885	18,544	1,441,951

Additions	2,100	12,932	411	—	15,443
Impact of exchange rate movements	1,315	(21,471)	7,846	(376)	(12,686)
Balance as of December 31, 2010	$897,299	336,099	193,142	18,168	1,444,708

We anticipate being able to amortize and deduct for tax purposes $2.1 million and $6.0 million of the additions to goodwill in 2010 and 2009, respectively.

The following table sets forth, by reporting segment, the movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	REAL ESTATE SERVICES
	AMERICAS	EMEA	ASIA PACIFIC	INVESTMENT MANAGEMENT	CONSOLIDATED
Gross Carrying Amount
Balance as of January 1, 2009	$80,592	14,645	10,891	127	106,255

(Adjustments) additions	(323)	(279)	113	—	(489)
Impact of exchange rate movements	—	1,943	506	(2)	2,447
Balance as of January 1, 2010	$80,269	16,309	11,510	125	108,213

Additions	3,300	—	—	—	3,300
Impact of exchange rate movements	(91)	(969)	229	17	(814)
Balance as of December 31, 2010	$83,478	15,340	11,739	142	110,699

Accumulated Amortization
Balance as of January 1, 2009	$(33,979)	(9,396)	(3,487)	(74)	(46,936)

Amortization expense	(16,522)	(3,453)	(2,393)	(51)	(22,419)
Impact of exchange rate movements	—	(1,639)	(428)	—	(2,067)
Balance as of January 1, 2010	$(50,501)	(14,488)	(6,308)	(125)	(71,422)

Amortization expense	(6,687)	(1,370)	(2,895)	—	(10,952)
Impact of exchange rate movements	(12)	910	(181)	(17)	700
Balance as of December 31, 2010	$(57,200)	(14,948)	(9,384)	(142)	(81,674)

Net book value December 31, 2010	$26,278	392	2,355	—	29,025

We amortize our intangible assets with finite lives on a straight-line basis over their useful lives. The remaining weighted average amortization period of our intangible assets is 2.8 years and the remaining estimated future amortization expense for our intangibles with finite useful lives is as follows at December 31, 2010 ($ in millions):

2011	$7.8
2012	6.5
2013	5.0
2014	4.5
2015	3.7
Thereafter	1.5
Total	$29.0

(5) INVESTMENTS IN REAL ESTATE VENTURES

As of December 31, 2010, we had total investments in real estate ventures of $174.6 million that were accounted for under the equity method of accounting. These equity investments are primarily investments in approximately 40 separate property or fund co-investments with which we have an advisory agreement. Our ownership percentages in these co-investments ranges from less than 1% to approximately 10%.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At December 31, 2010, our maximum potential unfunded commitment to LIC I is euro 7.5 million ($9.9 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At December 31, 2010, LIC II has unfunded capital commitments to the underlying funds for future fundings of $251.4 million, of which our 48.78% share is $122.6 million. This $122.6 million commitment is part of our maximum potential unfunded total commitment to LIC II at December 31, 2010 of $323.2 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next one to two years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the Firm’s co-investment capital. At December 31, 2010 no bridge financing arrangements were outstanding.

As of December 31, 2010, LIC II maintains a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The revolving credit facility maintained by LIC I was repaid in full and expired during the fourth quarter of 2009.

The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $29.3 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $323.2 million. As of December 31, 2010, LIC II had $49.6 million of outstanding borrowings on the facility.

The following table summarizes the discussion above relative to LIC I and LIC II at December 31, 2010 ($ in millions):

	LIC I	LIC II
Our effective ownership interest in co-investment vehicle	47.85%	48.78%
Our maximum potential unfunded commitments	$9.9	$323.2
Our share of unfunded capital commitments to underlying funds	8.1	122.6
Our maximum exposure assuming facilities are fully drawn	N/A	29.3
Our share of exposure on outstanding borrowings	N/A	24.2

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.6 million at December 31, 2010.

For the year ended December 31, 2010, funding of co-investments exceeded return of capital by $17.8 million. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management.

As of December 31, 2010, $22.8 million of our $174.6 million of investments in real estate ventures were in entities classified as variable interest entities (“VIEs”) that we analyzed for potential consolidation under ASU 2009-17. We evaluated each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity’s economic performance. We determined that the key activities for certain of these VIEs include purchasing, leasing, approving annual operating budgets, directing day-to-day operating activities, and selling of real estate properties. In each case, we determined that we either (a) did not have the power to direct the key activities or (b) shared power with investors, lenders, or other actively-involved third parties in directing such activities. Additionally, our exposure to loss in these VIEs is limited to the amount of our investment in the entities. Therefore, we concluded that we would not be deemed to (1) have a controlling financial interest in or (2) be the primary beneficiary of these VIEs. Accordingly, we do not consolidate these VIEs in our consolidated financial statements.

The following table summarizes the combined financial information for the unconsolidated ventures (including those held via LIC I and LIC II) accounted for under the equity method of accounting ($ in millions):

Balance Sheet:
Investments in real estate, net of depreciation	$15,333.9	18,471.0	17,777.2
Total assets	17,800.2	20,969.0	21,926.2
Mortgage indebtedness	10,366.0	11,936.6	10,950.5
Other borrowings	525.5	504.1	909.4
Total liabilities	12,192.1	14,079.6	14,277.1
Total equity	$5,608.1	6,889.4	7,649.1
Statements of Operations:
Revenue	$1,691.0	1,644.8	1,265.8
Net loss	(361.8)	(2,888.7)	(411.4)

Impairment

We review our investments in real estate ventures on a quarterly basis for indications of (1) whether the carrying value of the real estate assets underlying our investments in real estate ventures may not be recoverable or (2) whether our investment in these co-investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments, in determining whether or not our investment is other than temporarily impaired.

Recent declines in real estate markets have had an adverse impact on rental income assumptions and forecasted exit capitalization rates, resulting in us determining that certain real estate investments had become impaired over the last three years. We have recognized $13.6 million, $51.2 million and $5.8 million of impairment charges for the years ended December 31, 2010, 2009 and 2008, respectively. It is reasonably possible that if real estate values decline in value, we may sustain additional impairment charges on our investments in real estate ventures in future periods.

(6) STOCK COMPENSATION PLANS

The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan (“SAIP”) provides for the granting of various stock awards to eligible employees of Jones Lang LaSalle. Such awards include restricted stock units and options to purchase a specified number of shares of common stock. There were approximately 2.2 million shares available for grant under the SAIP at December 31, 2010.

Share-based compensation expense is included within Compensation and benefits expense in our Consolidated Statements of Operations. Share-based compensation expense for the years ended December 31, 2010, 2009 and 2008 consisted of the following ($ in thousands):

	2010	2009	2008
Restricted stock unit awards	$41,166	45,870	53,134
UK SAYE	768	745	1,052
Stock option awards	—	—	4
	$41,934	46,615	54,190

We amortize the fair value of share-based compensation on a straight-line basis over the associated vesting periods for each separately vesting portion of an award. Employees age 55 or older, with a sum of age plus years of service with the Company which meets or exceeds 65, are eligible to be considered for receipt of retirement benefits upon departure from the Company. These criteria trigger application of certain provisions of ASC Topic 718, “Compensation – Stock Compensation,” whereby compensation expense for restricted stock unit awards granted to employees meeting this criteria are accelerated such that all expense is recognized by the time that these employees meet the criteria to be considered for retirement eligibility.

Restricted Stock Unit Awards

Restricted stock activity in 2010 was as follows:

	SHARES (THOUSANDS)	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	WEIGHTED AVERAGE REMAINING VESTING PERIOD	AGGREGATE INTRINSIC VALUE ($ IN MILLIONS)
Unvested at January 1, 2010	2,680.7	$47.72
Granted	546.0	64.94
Vested	(1,060.3)	50.79
Forfeited	(79.9)	52.40
Unvested at December 31, 2010	2,086.5	$50.48	1.60 years	$175.1
Unvested shares expected to vest	2,024.0	$50.50	1.60 years	$169.9

We determine the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of December 31, 2010, there was $32.1 million of remaining unamortized deferred compensation related to unvested restricted stock units. The remaining cost of unvested restricted stock units granted through December 31, 2010 will be recognized over varying periods through 2015.

Shares vested during the years ended December 31, 2010, 2009 and 2008 had fair values of $53.9 million, $54.0 million and $41.8 million, respectively.

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

Stock option activity in 2010 is as follows:

	OPTIONS (THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	AGGREGATE INTRINSIC VALUE ($ IN MILLIONS)
Outstanding at January 1, 2010	63.8	$17.13
Granted	—	—
Exercised	(23.7)	18.27
Forfeited	(3.1)	17.11
Outstanding at December 31, 2010	37.0	$16.41	1.21 years	$2.50
Exercisable at December 31, 2010	37.0	$16.41	1.21 years	$2.50

The following table summarizes information about stock option exercises and intrinsic values for the years ended December 31, 2010, 2009 and 2008 ($ in millions):

	2010	2009	2008
Number of options exercised	23,675	36,116	64,049
Intrinsic value	$1.6	1.4	0.7

Cash received from stock option exercises was $0.4 million and $0.9 million, and the associated tax benefit realized was $0.5 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively.

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

Options granted to our UK-based employees for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Options granted	31,000	326,000	85,000
Exercise price	$52.21	19.47	60.66

The fair values of options granted under the SAYE plan are amortized over their respective vesting periods. At December 31, 2010 there were 332,154 options outstanding under the SAYE plan.

(7) RETIREMENT PLANS

Defined Contribution Plans

We have a qualified profit sharing plan that incorporates United States Internal Revenue Code Section 401(k) for our eligible U.S. employees. We make employer match contributions under this qualified profit sharing plan that are included in the accompanying consolidated statements of operations. For the years ended December 31, 2010, 2009 and 2008 our employer contributions were $11.4 million, $10.4 million and $9.5 million, respectively. Related trust assets of the Plan are managed by trustees and are excluded from the accompanying consolidated financial statements.

We maintain several defined contribution retirement plans for our eligible non-U.S. employees. Our contributions to these plans were approximately $14.0 million, $15.5 million and $17.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Defined Benefit Plans

We maintain four contributory defined benefit pension plans in the United Kingdom (U.K.), Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost for the years ended December 31, 2010, 2009 and 2008 consisted of the following ($ in thousands):

	2010	2009	2008
Employer service cost—benefits earned during the year	$2,653	2,747	3,654
Interest cost on projected benefit obligation	10,196	9,078	11,316
Expected return on plan assets	(11,738)	(9,841)	(13,051)
Net amortization/deferrals	1,409	211	385
Recognized actuarial loss (gain)	153	60	(27)
Net periodic pension cost	$2,673	2,255	2,277

The following tables provide reconciliations of projected benefit obligations and plan assets (the net of which is our funded status), as well as the funded status and accumulated benefit obligations, of our defined benefit pension plans as of December 31, 2010 and 2009 ($ in thousands):

	2010	2009
Change in benefit obligation:
Projected benefit obligation at beginning of year	$188,327	135,158
Service cost	2,653	2,747
Interest cost	10,196	9,078
Plan participants’ contributions	588	749
Benefits paid	(4,412)	(4,076)
Actuarial loss	11,287	32,708
Changes in currency translation rates	(7,697)	13,301
Other	(1,338)	(1,338)
Projected benefit obligation at end of year	$199,604	188,327

	2010	2009
Change in plan assets:
Fair value of plan assets at beginning of year	$181,449	143,824
Actual return on plan assets	19,819	21,895
Plan contributions	7,581	7,320
Benefits paid	(4,412)	(4,076)
Changes in currency translation rates	(7,516)	13,824
Other	(1,338)	(1,338)
Fair value of plan assets at end of year	195,583	181,449

Funded status and net amount recognized	(4,021)	(6,878)
Accumulated benefit obligation at end of year	$197,584	185,514

The accumulated benefit obligation was calculated based on the actuarial present value of the vested benefits to which employees are entitled if they terminate their employment immediately.

The fair value of plan assets for two of the Company’s defined benefit plans exceeds the projected benefit obligations at December 31, 2010. The other two plans have a projected benefit obligation of $30.9 million and plan assets with a fair value of $25.9 million, at December 31, 2010.

Defined benefit pension plan amounts recognized in the accompanying Consolidated Balance Sheets as of December 31, 2010 and 2009 include the following ($ in thousands):

	2010	2009
Pension liabilities	$(5,031)	(8,210)
Other noncurrent assets	1,010	1,332
Accumulated other comprehensive loss	38,818	38,610
Net amount recognized	$34,797	31,732

Amounts in accumulated other comprehensive income yet to be recognized as components of net periodic pension cost are comprised of $37.2 million of actuarial losses and $1.6 million of prior service cost as of December 31, 2010. We anticipate that $1.4 million of this accumulated other comprehensive loss will be recognized as net periodic pension cost in 2011.

The ranges of assumptions we used in developing the projected benefit obligation as of December 31 and in determining net periodic benefit cost for the years ended December 31 were as follows:

	2010	2009	2008
Discount rate used in determining present values	5.35% to 6.00%	5.70% to 6.20%	5.70% to 6.70%

Annual increase in future compensation levels	2.00% to 4.85%	2.00% to 5.00%	2.00% to 4.30%

Expected long-term rate of return on assets	3.30% to 7.00%	3.30% to 6.98%	3.40% to 6.90%

The discount rate assumptions used for these pension plans were based on the yield of investment grade bonds with durations consistent with the liabilities of these plans.

Plan assets consist of diversified portfolios principally comprised of equity and debt securities. The investments and investment policies of these defined benefit plans are controlled by trusts. The investment objective of these trusts is to invest plan assets in such a manner that members’ benefit entitlements can be paid when they come due. Plan assets are invested with a long-term focus to achieve a return on investment that is based on levels of liquidity and investment risk that the trustees, in consultation with the Company’s management, believe are prudent and reasonable. These trusts set investment target allocations, but generally are not prohibited by the Company from investing in certain types of assets. The pension plan assets held no derivative instruments at December 31, 2010.

The fair value of plan assets of the UK and Irish plans was determined using quoted market prices, Level 1 inputs, and significantly observable inputs, Level 2 inputs. The fair value of plan assets at December 31, 2010 determined using Level 1 inputs was $174.7 million and Level 2 inputs was $5.8 million. The expected long-term rate of return on these assets is based on historical trends for similar asset classes, as well as current economic conditions.

The Company’s Holland defined benefit plan assets are invested with a third party insurance company that guarantees the payments of benefits earned under this plan. The fair values of the plan assets for this plan were $15.1 million and $14.0 million at December 31, 2010 and 2009, respectively. The valuation of these assets was determined by the third party insurance company and is a Level 3 valuation.

The allocation of pension plan assets at December 31, 2010 and 2009 is as follows:

	2010	2009
Equity securities
U.K. equities	24%	25%
Non-U.K. equities	24%	32%
Debt securities
Corporate bonds	42%	34%
Government and other	1%	2%
Cash & Other	9%	7%
	100%	100%

The actual asset allocation at December 31, 2010 approximates the plan’s target asset allocation percentages.

Future contributions and payments—We expect to contribute $8.1 million to our defined benefit pension plans in 2011. Additionally, the following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in millions):

PENSION BENEFIT PAYMENTS
2011	$ 5.6
2012	5.9
2013	6.7
2014	7.4
2015	8.4
2016 to 2021	54.9

(8) INCOME TAXES

For the years ended December 31, 2010, 2009 and 2008, our provision for income taxes consisted of the following ($ in thousands):

	2010	2009	2008
U.S. Federal:
Current	$3,255	2,431	41,667
Deferred	(1,143)	(33,209)	(54,872)
	2,112	(30,778)	(13,205)
State and Local:
Current	775	579	9,920
Deferred	(272)	(7,906)	(13,064)
	503	(7,327)	(3,144)
International:
Current	59,115	31,273	51,783
Deferred	(12,692)	12,509	(6,691)
	46,423	43,782	45,092
Total	$49,038	5,677	28,743

In 2010, 2009 and 2008 our current tax expense was reduced by $17.3 million, $0.0 million and $18.3 million, respectively, due to the utilization of prior years’ net operating loss carryovers.

	2010			2009			2008
Computed “expected” tax expense	$71,217	35.0%		$882	35.0%		$40,401	35.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	1,659	0.8%		(949)	(37.7%	)	(3,123)	(2.7%	)
Amortization of goodwill and other intangibles	(1,183)	(0.6%	)	(1,247)	(49.5%	)	(1,361)	(1.2%	)
Nondeductible expenses	898	0.4%		720	28.6%		2,480	2.1%
International earnings taxed at varying rates, including the impact of tax planning initiatives	(32,779)	(16.1%	)	(22,056)	(872.8%	)	(25,798)	(22.3%	)
Valuation allowances	5,722	2.8%		19,341	767.8%		19,470	16.9%
Return to provision adjustment	(75)	0.0%		5,352	212.5%		(3,007)	(2.6%	)
Other, net	3,579	1.8%		3,564	141.5%		(319)	(0.3%	)
	$49,038	24.1%		$5,607	225.4%		$28,743	24.9%

Income tax expense for 2010, 2009 and 2008 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes as a result of the following ($ in thousands):

For the years ended December 31, 2010, 2009 and 2008, our income (loss) before taxes from domestic (U.S.) and international sources is as follows ($ in thousands):

	2010	2009	2008
Domestic	$36,836	(103,789)	(44,360)
International	166,641	106,308	159,793
Total	$203,477	2,519	115,433

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below ($ in thousands):

	2010	2009	2008
Deferred tax assets attributable to:
Accrued expenses	$116,928	115,363	162,643
U.S. federal and state loss carryforwards	59,093	68,941	1,456
Allowances for uncollectible accounts	4,206	6,875	5,249
International loss carryforwards	61,144	55,737	32,800
Property and equipment	6,723	11,050	11,446
Investments in real estate ventures	43,384	46,605	11,917
Pension liabilities	16,946	10,400	—
Other	7,567	1,583	7,503
	$315,991	316,554	233,014
Less valuation allowances	(35,641)	(40,048)	(21,984)
	$280,350	276,506	211,030
Deferred tax liabilities attributable to:
Prepaid pension asset	$—	—	5,486
Intangible assets	65,974	52,398	49,843
Income deferred for tax purposes	2,008	2,073	1,129
Other	—	4,210	124
	$67,982	58,681	56,582

A deferred U.S. tax liability has not been provided on the unremitted earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. If repatriation of all such earnings were to occur, and if we were unable to utilize foreign tax credits due to the limitations of U.S. tax law, we estimate our maximum resulting U.S. tax liability would be $208 million, net of the benefits of utilization of U.S. federal and state carryovers.

As of December 31, 2010, the Company had an available U.S. net operating loss carryforward of $101.8 million which will begin to expire in 2029, U.S. state net operating loss carryforwards of $17.0 million, which expire at various dates through 2025; and international net operating loss carryforwards of $204.6 million, which begin to expire in 2011.

As of December 31, 2010, we believe it is more likely than not that the net deferred tax asset of $212.4 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryforwards, for which we have concluded that recognition is not yet appropriate under ASC Topic 740 “Income Taxes.” In 2010, we reduced valuation allowances by $16.7 million on some jurisdictions’ net operating losses due to the utilization or expiration of those losses, and we increased valuation allowances by $12.3 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses in addition to those provided in prior years.

As of December 31, 2010, our net current liability for income tax was $89.8 million.

The Company or one of its subsidiaries files income tax returns in the United States including 45 states and 19 cities and the District of Columbia and Puerto Rico, the United Kingdom including England and Scotland, Australia, Germany, The Peoples’ Republic of China including Hong Kong and Macau, France, Japan, Singapore, India, The Netherlands, and Spain as well as 55 other countries. Generally, the Company’s open tax years include those from 2006 to the present, although reviews by taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.

Tax examinations or other reviews were completed during 2010 in Austria; Russia; New Zealand; the District of Colombia; the State of New Mexico; the State of New York; the City of New York; and Shanghai, Guangzhou and Beijing within the Peoples’ Republic of China. As of December 31, 2010, the Company is under examination in France; Ukraine; Germany; Russia; India; Indonesia; Singapore; Hong Kong; Thailand; the Philippines; the United Kingdom; Hungary; and the State of Illinois. One of our acquired companies, Staubach, is under examination by the U.S. Internal Revenue Service for periods before the acquisition. The Company does not expect material changes to its financial position to result from these examinations.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to its retained earnings or any change to its liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2010 is as follows ($ in millions):

Balance at January 1, 2010	$89.0
Additions based on tax positions related to the current year	3.4
Additions for tax positions of prior years	1.4
Reductions for use of reserves	(0.4)
Settlements	—
Balance at December 31, 2010	$93.4

The Company believes it is reasonably possible that $59.9 million of gross unrecognized tax benefits will be settled within twelve months after December 31, 2010. This may occur due to the conclusion of an examination by tax authorities. The Company further expects that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of audits, and the passing of statutes of limitations. We do not expect this change to have a significant impact on the results of operations or the financial position of the Company. We do not believe that we have material tax positions for which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility.

The Company recognizes interest and penalties, if any, related to income taxes as a component of income tax expense. For the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $2.0 million, $3.5 million and $2.3 million, respectively, of interest and incurred no penalties. The Company had accrued approximately $8.3 million and $6.3 million for the payment of interest incurred at December 31, 2010 and 2009, respectively.

(9) DEBT

In September 2010, we renewed and extended our unsecured credit facility (the “Facility”), to increase the borrowing capacity to $1.1 billion from $840 million and to extend the maturity date to September 2015 from June 2012.

At December 31, 2010, we had the ability to borrow up to $1.1 billion on the Facility, consisting of $900 million of revolving credit and a $197.5 million term loan. We also had the capacity to borrow up to an additional $50.4 million under local overdraft facilities. There are currently 18 banks participating in our Facility.

The term loan requires twelve quarterly principal repayments of $2.5 million commencing December 31, 2010, four quarterly principal payments of $5 million commencing December 31, 2013, three quarterly principal repayments of $6.25 million commencing December 31, 2014 and the balance payable September 28, 2015.

At December 31, 2010, we had only our term loan borrowings of $197.5 million outstanding on the Facility. We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $28.7 million outstanding at December 31, 2010, with $27.8 million attributable to local overdraft facilities. Interest rates on the Facility range from LIBOR plus 150 basis points to LIBOR plus 300 basis points. At December 31, 2010, the interest rate on the Facility was LIBOR plus 225 basis points.

At December 31, 2009, under the Facility in place then, we had only our term loan borrowings of $175.0 million outstanding. We also had short-term borrowings (including capital lease obligations and local overdraft facilities) of $23.4 million outstanding at December 31, 2009, with $23.0 million attributable to local overdraft facilities. At December 31, 2009, the interest rate on the Facility was 4.25%.

The effective interest rate on our debt was 3.7% in both 2010 and 2009. The average outstanding borrowings under the Facility were $325.0 million and $493.3 million during 2010 and 2009, respectively.

The Facility bears a variable rate of interest based on market rates. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during the last three years and none were outstanding as of December 31, 2010.

We will continue to use the Facility for working capital, co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions.

The Facility requires us to maintain a leverage ratio not exceeding 3.50 to 1 through September 2012 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 2.25 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facility) are, among other things, (1) an add-back for stock compensation expense, (2) the addition of the EBITDA of acquired companies earned prior to acquisition, as well as (3) add-backs for certain impairment and non-recurring charges. Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of cash acquisitions and co-investment. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facility. We are in compliance with all covenants as of December 31, 2010.

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

Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years ending December 31 and thereafter are as follows ($ in thousands):

OPERATING LEASES
2011	$105,679
2012	89,987
2013	66,319
2014	51,826
2015	45,779
Thereafter	68,334
Minimum lease payments	$427,924

As of December 31, 2010, we have accrued liabilities related to excess lease space of $1.2 million. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2010 was $24.1 million.

Total rent expense including office space and other rentals was $110.5 million, $109.8 million and $110.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(11) TRANSACTIONS WITH AFFILIATES

As part of our co-investment strategy we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements are revenue of $163.2 million, $166.8 million and $240.6 million for 2010, 2009 and 2008, respectively, as well as receivables of $14.2 million, $15.9 million and $27.5 million at December 31, 2010, 2009 and 2008, respectively, related to transactions with affiliates that are primarily a result of transactions with the real estate ventures in which we have equity interests.

The outstanding balance of loans to employees at December 31, 2010 and 2009 are shown in the following table ($ in millions). (1)

	2010	2009
Loans related to co-investments (2)	$3.1	$2.2
Travel, relocation and other miscellaneous advances	44.7	41.5
	$47.8	$43.7

(1)	The Company has not extended or maintained credit, arranged for the extension of credit or renewed the extension of credit, in the form of a personal loan to or for any director or executive officer of the Company since the enactment of the Sarbanes-Oxley Act of 2002.

(2)	These loans have been made to allow employees the ability to participate in investment fund opportunities. All of these loans are nonrecourse loans.

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

(13) RESTRUCTURING

In 2010, we recognized $6.4 million of restructuring charges, net, consisting of (1) $5.0 million of employee termination costs, (2) $1.6 million of integration-related costs incurred as a result of the Staubach acquisition, and (3) a $0.2 million reduction in a lease termination reserve we accrued in 2009.

In 2009, we recognized $47.4 million of restructuring charges, consisting of (1) $38.7 million of employee termination costs, (2) $6.9 million of integration-related costs incurred as a result of the Staubach acquisition for office moving costs, employee retention payments, training, re-branding and other transition-related costs, and (3) $1.8 million of lease exit costs.

In 2008, we recognized $30.4 million of restructuring charges, consisting of (1) $23.4 million of employee termination costs and (2) $7.0 million of integration-related costs associated with the acquisitions of Kemper’s and Staubach.

At December 31, 2010, we had $4.3 million of employee termination costs recorded in Accrued compensation on our consolidated balance sheet as a result of these restructuring activities. The following table shows the activity in accrued employee termination costs for 2010 and 2009 ($ in millions).

Accrued termination benefits December 31, 2008	$9.4

Termination benefits accrued	38.7
Termination benefits paid	(36.6)
Accrued termination benefits December 31, 2009	11.5

Termination benefits accrued	5.0
Termination benefits paid	(12.2)
Accrued termination benefits December 31, 2010	$4.3

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables on the following pages set forth certain unaudited consolidated statements of operations data for each of our past eight quarters. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments and accruals, that we consider necessary for a fair presentation. The unaudited consolidated quarterly information should be read in conjunction with our Consolidated Financial Statements and the notes thereto as well as the “Summary of Critical Accounting Policies and Estimates” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The operating results for any quarter are not necessarily indicative of the results for any future period.

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

The following table reflects the estimates of compensation to be deferred to future years under the stock ownership program for each year-to-date period in 2010 and 2009 ($ in millions):

	2010	2009
Three months ended March 31,	$1.9	1.0
Six months ended June 30,	4.6	3.5
Nine months ended September 30,	6.5	6.1
Twelve months ended December 31,	9.8	8.0

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

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION—2010 (UNAUDITED)

($ IN THOUSANDS, EXCEPT SHARE DATA)	MARCH 31	JUNE 30	SEPT. 30	DEC. 31	YEAR 2010
Revenue:
Real Estate Services:
Americas	$228,404	295,521	309,103	428,461	$1,261,489
EMEA	151,387	170,747	169,263	237,376	728,773
Asia Pacific	135,645	154,704	164,968	223,190	678,507
Investment Management	59,099	56,551	63,031	66,784	245,465

Less:
Equity in losses from real estate ventures	(6,127)	(2,796)	(2,014)	(442)	(11,379)
Total revenue	580,662	680,319	708,379	956,253	2,925,613

Operating expenses:
Real Estate Services:
Americas	219,306	263,078	271,837	358,930	1,113,150
EMEA	160,978	164,862	166,080	217,284	709,204
Asia Pacific	130,338	143,588	157,597	197,590	629,113
Investment Management	50,925	47,454	50,630	58,093	207,102

Plus:
Restructuring charges	1,120	3,996	385	885	6,386
Total operating expenses	562,667	622,978	646,529	832,782	2,664,955

Operating income	17,995	57,341	61,850	123,471	260,658

Net earnings available to common shareholders	$246	31,757	37,125	84,396	$153,524

Basic earnings per common share	$0.01	0.76	0.87	1.98	$3.63

Diluted earnings per common share	$0.01	0.72	0.84	1.91	$3.48

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION—2009 (UNAUDITED)

($ IN THOUSANDS, EXCEPT SHARE DATA)	MARCH 31	JUNE 30	SEPT. 30	DEC. 31	YEAR 2009
Revenue:
Investor & Occupier Services:
Americas	$199,590	248,587	238,764	344,702	$1,031,643
EMEA	120,759	142,872	154,242	225,885	643,758
Asia Pacific	104,831	119,270	136,431	178,330	538,862
Investment Management	37,008	46,162	60,905	63,531	207,606

Less:
Equity in losses from real estate ventures	(32,023)	(19,248)	(4,959)	(2,637)	(58,867)
Total revenue	494,211	576,139	595,301	815,085	2,480,736

Operating expenses:
Investor & Occupier Services:
Americas	204,074	229,939	209,487	301,917	945,417
EMEA	142,085	143,608	158,174	209,561	653,428
Asia Pacific	108,438	116,607	129,285	152,729	507,059
Investment Management	50,101	53,242	49,548	58,114	211,005

Plus:
Restructuring charges	17,042	15,386	4,180	10,815	47,423

Total operating expenses	521,740	558,782	550,674	733,136	2,364,332

Operating (loss) income	(27,529)	17,357	44,627	81,949	116,404

Net (loss) earnings available to common shareholders	$(61,475)	(14,432)	19,772	52,026	$(4,109)

Basic (loss) earnings per common share	$(1.78)	(0.40)	0.47	1.24	$(0.11)

Diluted (loss) earnings per common share	$(1.78)	(0.40)	0.46	1.19	$(0.11)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Jones Lang LaSalle (the Company) has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

KPMG LLP, the Independent Registered Public Accounting Firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an audit report on the Company’s internal control over financial reporting. That Report of Independent Registered Public Accounting Firm is included in Item 8. Financial Statements and Supplementary Data, and is incorporated by reference herein.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes to the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the material in Jones Lang LaSalle’s Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and in Item 1 of this Annual Report on Form 10-K.

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

The following table provides information as of December 31, 2010 with respect to Jones Lang LaSalle’s common shares issuable under our equity compensation plans (in thousands, except exercise price):

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP (1)	2,061	$49.89	2,233
ESPP (2)	n/a	n/a	113
Subtotal	2,061		2,346
Equity compensation plans not approved by security holders
SAYE (3)	287	$26.43	795
Subtotal	287		795
Total	2,348		3,141

Notes:

(1)	In 1997, we adopted the 1997 Stock Award and Incentive Plan (“SAIP”), which provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle.

(2)	In 1998, we adopted an Employee Stock Purchase Plan (“ESPP”) for eligible U.S. based employees. Under this plan, employee contributions for stock purchases are enhanced through an additional contribution of a 5% discount on the purchase price. Effective April 1, 2009, the 5% discount has been discontinued and purchases are broker-assisted on the open market.

(3)	In November 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (UK) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our UK based operations. In November 2006, the SAYE plan was extended to employees in our Ireland operations. Under this plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 15% discount on the purchase price. Options granted under the SAYE plan vest over a period of three to five years.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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
No financial statement schedules are included because they are not required or are not applicable, or the required information is set forth in the applicable statements or related notes.

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

We discuss those risks, uncertainties and other factors in this report in (1) Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements; and elsewhere, and (2) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2011.

JONES LANG LASALLE INCORPORATED

By:	/s/ Lauralee E. Martin
Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2011.

Signature	Title

/s/ Sheila A. Penrose Sheila A. Penrose	Chairman of the Board of Directors and Director

/s/ Colin Dyer Colin Dyer	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Lauralee E. Martin Lauralee E. Martin	Executive Vice President and Chief Operating and Financial Officer and Director (Principal Financial Officer)

/s/ Darryl Hartley-Leonard Darryl Hartley-Leonard	Director

/s/ DeAnne Julius DeAnne Julius	Director

/s/ Ming Lu Ming Lu	Director

/s/ David B. Rickard David B. Rickard	Director

/s/ Roger T. Staubach Roger T. Staubach	Director

/s/ Thomas C. Theobald Thomas C. Theobald	Director

/s/ Mark K. Engel Mark K. Engel	Executive Vice President and Global Controller (Principal Accounting Officer)

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Jones Lang LaSalle Incorporated (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-48074-01))

3.2	Articles of Amendment to the Articles of Incorporation of Jones Lang LaSalle Incorporated (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.3	Amended and Restated Bylaws of the Registrant, effective April 15, 2009 (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K the year ended December 31, 2010)

4.1	Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.1	Multicurrency Credit Agreement dated as of September 28, 2010 (Incorporated by reference to Exhibit 99.1 to the Report on Form 8-K dated September 28, 2010)

10.2	Agreement and Plan of Merger by and among Jones Lang LaSalle Incorporated, Jones Lang LaSalle Tenant Representation, Inc. and Staubach Holdings, Inc. dated June 16, 2008 (Incorporated by reference to Exhibit 2.1 to the Report on Form 8-K dated June 16, 2008)

10.3	Amended and Restated Stock Award and Incentive Plan dated as of May 29, 2008, as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 29, 2008 and as filed on April 14, 2008 as part of the Proxy Statement for the 2008 Annual Meeting of Shareholders on Schedule 14A and Incorporated herein by reference.

10.4	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) for the Non Executive Directors’ 2004, 2005, 2006, 2007, 2008, 2009 and 2010 Annual Grants (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.5	Jones Lang LaSalle Incorporated Stock Ownership Program Shares Agreement (Under the Amended and Restated Stock Award and Incentive Plan) (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.6	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) for Employees’ 2004, 2005, 2006, 2007, 2008, 2009 and 2010 Annual Grants (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.7	Form of Indemnification Agreement with Executive Officers and Directors (Incorporated by Reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1998)

10.8	Amended and Restated Severance Pay Plan effective April 15, 2009 (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K the year ended December 31, 2010)

10.9	Senior Executive Services Agreement with Alastair Hughes dated as of March 9, 1999 (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.10	Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of July 16, 2004 and accepted July 19, 2004 (Incorporated by reference to Exhibit 99.2 to the Periodic Report on Form 8-K dated July 21, 2004)

10.11	Amendment No. 1 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of August 30, 2004 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.12	Amendment No. 2 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of December 1, 2005 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.13	Letter Agreement Regarding Compensation of the Chairman of the Board of Directors dated as of January 1, 2005 (Incorporated by reference to Exhibit 99.1 to the Periodic Report on Form 8-K dated January 10, 2005)

EXHIBIT NUMBER	DESCRIPTION

10.14	Amended and Restated Jones Lang LaSalle Incorporated Co-Investment Long Term Incentive Plan dated December 16, 2005 (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.15	LaSalle Investment Management Long Term Incentive Compensation Program, as amended and restated as of December 15, 2004, under the Amended and Restated Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.16	LaSalle Investment Management Long Term Incentive Compensation Program, effective as of January 1, 2008, under the Amended and Restated Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.17	Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2008)

10.18	Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of March 6, 2008 (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2008)

10.19	LIM Funds Personal Co-Investment Agreement for International and Regional Directors (in connection with elections under the Stock Ownership Program) (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.20	LIM Funds Personal Co-Investment Agreement for International and Regional Directors (not in connection with elections under the Stock Ownership Program) (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.21*	Jones Lang LaSalle Incorporated Stock Ownership Program, effective as of May 27, 2010, under the Amended and Restated Stock Award and Incentive Plan.

10.22	Jones Lang LaSalle Incorporated GEC 2010-2014 Long-Term Incentive Compensation Program (effective as of January 1, 2010). (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q the quarter ended June 30, 2010)

11	Statement concerning computation of per share earnings (filed in Item 8, Note 2 of the Notes to Consolidated Financial Statements.

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Set forth on page preceding signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheet at December 31, 2010 and 2009 (2) Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008, (3) Consolidated Statement of Equity at December 31, 2010, 2009 and 2008, (4) Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (5) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

*Filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2010