Form 10-Q
period 2011-03-31
JONES LANG LASALLE INC
filed 2011-05-06
CIK 1037976

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on April 28, 2011 was 42,927,323.

Part I Financial Information

Item 1. Financial Statements

JONES LANG LASALLE INCORPORATED

Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

($ in thousands, except share data)	March 31,
Assets	2011 (unaudited)	December 31, 2010
Current assets:
Cash and cash equivalents	$100,951	251,897
Trade receivables, net of allowances of $24,873 and $20,352	698,292	721,486
Notes and other receivables	89,703	76,374
Warehouse receivables	113,257	—
Prepaid expenses	38,577	41,195
Deferred tax assets	78,359	82,740
Other	15,889	21,149
Total current assets	1,135,028	1,194,841

Property and equipment, net of accumulated depreciation of $353,294 and $333,371	202,774	198,685
Goodwill, with indefinite useful lives	1,479,418	1,444,708
Identified intangibles, with finite useful lives, net of accumulated amortization of $85,131 and $81,674	29,189	29,025
Investments in real estate ventures	178,158	174,578
Long-term receivables, net	59,263	42,735
Deferred tax assets, net	144,081	149,020
Other	119,719	116,269
Total assets	$3,347,630	3,349,861

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$335,228	400,681
Accrued compensation	354,898	554,841
Short-term borrowings	42,517	28,700
Deferred tax liabilities	3,942	3,942
Deferred income	44,506	45,146
Deferred business acquisition obligations	153,540	163,656
Warehouse facility	113,257	—
Other	117,467	99,346
Total current liabilities	1,165,355	1,296,312

Noncurrent liabilities:
Credit facility	278,000	197,500
Deferred tax liabilities	18,103	15,450
Deferred compensation	9,963	15,130
Pension liabilities	4,741	5,031
Deferred business acquisition obligations	138,784	134,889
Minority shareholder redemption liability	33,775	34,118
Other	83,882	79,496
Total liabilities	1,732,603	1,777,926

Commitments and contingencies	—	—

Company shareholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 42,910,988 and 42,659,999 shares issued and outstanding	429	427
Additional paid-in capital	889,118	883,046
Retained earnings	677,887	676,397
Shares held in trust	(6,270)	(6,263)
Accumulated other comprehensive income	50,709	15,324
Total Company shareholders’ equity	1,611,873	1,568,931
Noncontrolling interest	3,154	3,004
Total equity	1,615,027	1,571,935
Total liabilities and equity	$3,347,630	3,349,861

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Operations

For the Three Months Ended March 31, 2011 and 2010

($ in thousands, except share data) (unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Revenue	$687,864	580,662

Operating expenses:
Compensation and benefits	461,357	387,381
Operating, administrative and other	196,126	156,453
Depreciation and amortization	18,315	17,713
Restructuring charges	—	1,120
Total operating expenses	675,798	562,667

Operating income	12,066	17,995

Interest expense, net of interest income	7,963	11,330
Equity in losses from real estate ventures	(1,971)	(6,127)

Income before income taxes and noncontrolling interest	2,132	538

Provision for income taxes	533	124
Net income	1,599	414

Net income attributable to noncontrolling interest	109	168

Net income attributable to the Company	1,490	246
Net income attributable to common shareholders	$1,490	246

Basic earnings per common share	$0.03	0.01
Basic weighted average shares outstanding	42,846,799	41,913,100

Diluted earnings per common share	$0.03	0.01
Diluted weighted average shares outstanding	44,359,055	43,949,850

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statement of Changes in Equity

For the Three Months Ended March 31, 2011

($ in thousands, except share data) (unaudited)

	Company Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Shares Held in Trust	Other Comprehensive Income	Noncontrolling Interest	Total Equity

	Shares	Amount

Balances at December 31, 2010	42,659,999	$427	883,046	676,397	(6,263)	15,324	3,004	$1,571,935

Net income	—	—	—	1,490	—	—	109	1,599

Shares issued under stock compensation programs	352,559	3	77	—	—	—	—	80

Shares repurchased for payment of taxes on stock awards	(101,570)	(1)	(9,082)	—	—	—	—	(9,083)

Tax adjustments due to vestings and exercises	—	—	5,108	—	—	—	—	5,108

Amortization of stock compensation	—	—	9,969	—	—	—	—	9,969

Shares held in trust	—	—	—	—	(7)	—	—	(7)

Increase in amounts due to noncontrolling interest	—	—	—	—	—	—	41	41

Foreign currency translation adjustments	—	—	—	—	—	35,385	—	35,385

Balances at March 31, 2011	42,910,988	$429	889,118	677,887	(6,270)	50,709	3,154	$1,615,027

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010 ($ in thousands) (unaudited)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Cash flows used for operating activities:
Net income	$1,599	414
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	18,315	17,713
Equity in losses from real estate ventures	1,971	6,127
Operating distributions from real estate ventures	—	75
Provision for loss on receivables and other assets	4,254	2,061
Amortization of deferred compensation	10,033	11,657
Accretion of interest on deferred business acquisition obligations	5,040	6,060
Amortization of debt issuance costs	1,115	1,544
Change in:
Receivables	2,200	51,970
Prepaid expenses and other assets	3,312	(994)
Deferred tax assets, net	11,974	5,294
Excess tax benefit from share-based payment arrangements	(5,108)	(582)
Accounts payable, accrued liabilities and accrued compensation	(251,884)	(247,671)
Net cash used in operating activities	(197,179)	(146,332)

Cash flows used for investing activities:
Net capital additions – property and equipment	(17,170)	(4,478)
Business acquisitions	(12,375)	(8,937)
Capital contributions and advances to real estate ventures	(7,865)	(10,537)
Distributions, repayments of advances and sale of investments	5,823	168
Net cash used in investing activities	(31,587)	(23,784)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	190,317	495,270
Repayments of borrowings under credit facilities	(96,000)	(312,000)
Payment of deferred business acquisition obligations	(12,602)	(17,595)
Shares repurchased for payment of employee taxes on stock awards	(9,083)	(5,856)
Excess tax adjustment from share-based payment arrangements	5,108	582
Common stock issued under option and stock purchase programs	80	172
Net cash provided by financing activities	77,820	160,573

Net decrease in cash and cash equivalents	(150,946)	(9,543)
Cash and cash equivalents, January 1	251,897	69,263
Cash and cash equivalents, March 31	$100,951	59,720

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,100	3,840
Income taxes, net of refunds	12,627	1,552
Non-cash financing activities:
Deferred business acquisition obligations	$1,907	—
Provision recorded for potential earn-out obligations	991	—

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)

Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which may also be referred to as “the Company” or as “the firm,” “we,” “us” or “our”) for the year ended December 31, 2010, which are included in our 2010 Annual Report, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the “Summary of Critical Accounting Policies and Estimates” section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this quarterly report and in our 2010 Annual Report for further discussion of our accounting policies and estimates.

(1) Interim Information

Our consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, our revenue and profits have tended to be higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end while we recognize certain expenses evenly throughout the year. Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared toward the benefit of our clients. Within our Real Estate Services (“RES”) segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended March 31, 2011 and 2010 are not indicative of what our results will be for the full fiscal year.

(2) Significant Accounting Policies

Warehouse Receivables and Facility

In the first quarter of 2011, we acquired certain assets of Atlanta-based Primary Capital™ Advisors. This acquisition expands our capital markets service offerings and allows us to better meet our clients’ needs through the originations, sales and servicing of commercial mortgages as a Federal Home Loan Mortgage Corporation (Freddie Mac) Program Plus® Seller/Servicer. We originate mortgages based on contractual purchase commitments from Freddie Mac and then sell these mortgages to Freddie Mac approximately one month following the originations. We receive a contractual loan purchase commitment from Freddie Mac prior to originating mortgages under the Warehouse facility. The Warehouse facility is generally repaid within a one-month period when Freddie Mac buys the loans, while we retain the servicing rights. Loans are generally funded at prevailing market rates.

We carry Warehouse receivables at fair value based on the commitment price, in accordance with Accounting Standards Codification (“ASC”) 948, Financial Services—Mortgage Banking. At March 31, 2011, all Warehouse receivables included in the accompanying consolidated balance sheet were under commitment to be purchased by Freddie Mac. The commitment price from Freddie Mac is equal to our cost.

We maintain an open-end Warehouse facility with Kemps Landing Capital Company, LLC to fund Warehouse receivables. The Warehouse receivables and facility on our consolidated balance sheet represent non-cash transactions for the Company, and do not impact our reported Interest expense.

Mortgage Servicing Rights

We retain certain servicing rights in connection with the origination and sale of mortgage loans. We record mortgage servicing rights based on the fair value of these rights on the date the loans are sold. The recording of mortgage servicing rights at their fair value results in net gains, which are recorded as revenue in our consolidated statements of operations. At March 31, 2011, we had $2.2 million of mortgage servicing rights carried at the lower of amortized cost or fair value in Identifiable intangible assets on our consolidated balance sheet. We amortize servicing rights in proportion to and over the estimated period that net servicing income is projected to be received.

We evaluate the mortgage servicing assets for impairment on an annual basis, or more often if circumstances or events indicate a change in fair value. Mortgage servicing rights do not actively trade in an open market with readily available observable prices, therefore we determine the fair value of these rights based on certain assumptions and judgments, including the estimation of the present value of future cash flows to be realized from servicing the underlying mortgages.

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

Construction management fees, which are gross construction services revenue net of subcontract costs, were $2.3 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively. Gross construction services revenue totaled $43.3 million and $37.4 million for the three months ended March 31, 2011 and 2010, respectively. Subcontract costs totaled $41.0 million and $35.2 million for the three months ended March 31, 2011 and 2010, respectively.

We include costs in excess of billings on uncompleted construction contracts of $7.7 million and $17.3 million in Trade receivables, and billings in excess of costs on uncompleted construction contracts of $3.1 million and $3.1 million in Deferred income, respectively, in our March 31, 2011 and December 31, 2010 consolidated balance sheets.

Certain contractual arrangements for services provide for the delivery of multiple services. We evaluate revenue recognition for each service to be rendered under these arrangements using criteria set forth in the FASB’s ASC 605-25, “Multiple Element Arrangements.”

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

Most of our service contracts use the latter structure and we account for them on a net basis. We have always presented reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $370.6 million and $311.9 million for the three months ended March 31, 2011 and 2010, respectively. This treatment has no impact on operating income, net income or cash flows.

(4) Business Segments

We manage and report our operations as four business segments:

The three geographic regions of Real Estate Services (“RES”):

(i)	Americas,
(ii)	Europe, Middle East and Africa (“EMEA”),
(iii)	Asia Pacific; and

(iv)	Investment Management, which offers investment management services on a global basis.

Each geographic region offers our full range of Real Estate Services, including agency leasing and tenant representation, capital markets and hotels, property management, facilities management, project and development management, energy management and sustainability, construction management, and advisory, consulting and valuation services.

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

For segment reporting we show equity earnings (losses) from real estate ventures within our revenue line, since it is an integral part of our Investment Management segment. Our measure of segment reporting results also excludes restructuring charges. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results with equity in earnings (losses) from real estate ventures, and without restructuring charges. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

Summarized unaudited financial information by business segment for the three months ended March 31, 2011 and 2010 is as follows ($ in thousands):

	2011	2010
Real Estate Services
Americas
Segment revenue:
Revenue	$287,445	228,199
Equity income	653	205
	288,098	228,404
Operating expenses:
Compensation, operating and administrative expenses	269,557	210,450
Depreciation and amortization	9,908	8,856
Operating income	$8,633	9,098

EMEA
Segment revenue:
Revenue	$168,245	151,405
Equity losses	(113)	(18)
	168,132	151,387
Operating expenses:
Compensation, operating and administrative expenses	176,310	156,259
Depreciation and amortization	4,909	4,719
Operating loss	$(13,087)	(9,591)

Asia Pacific
Segment revenue:
Revenue	$165,450	135,645
Equity income	—	—
	165,450	135,645
Operating expenses:
Compensation, operating and administrative expenses	156,999	127,099
Depreciation and amortization	2,945	3,239
Operating income	$5,506	5,307

Investment Management
Segment revenue:
Revenue	$66,724	65,413
Equity losses	(2,511)	(6,314)
	64,213	59,099
Operating expenses:
Compensation, operating and administrative expenses	54,618	50,026
Depreciation and amortization	552	899
Operating income	$9,043	8,174

Segment Reconciling Items:
Total segment revenue	$685,893	574,535
Reclassification of equity losses	(1,971)	(6,127)
Total revenue	687,864	580,662

Total segment operating expenses before restructuring charges	675,798	561,547
Restructuring charges	—	1,120
Operating income	$12,066	17,995

(5) Business Combinations, Goodwill and Other Intangible Assets

2011 Business Combinations Activity

In the first three months of 2011, we paid $12.4 million for new acquisitions and for contingent earn-out consideration for an acquisition completed in a prior year. We also paid $12.6 million to satisfy deferred business acquisition obligations, primarily for a deferred payment for the 2006 Spaulding and Slye acquisition.

In the first three months of 2011, we completed two acquisitions in the United States. We acquired Keystone Partners, a North Carolina-based integrated real estate services firm whose services include agency leasing, investment sales, project management, tenant representation, consulting and property management. We also acquired certain assets of Atlanta-based Primary Capital™ Advisors. This acquisition allows us to operate as a Freddie Mac Program Plus® Seller/Servicer, allowing us to originate, sell and service commercial mortgages. In the first quarter of 2011, we also acquired a Zurich, Switzerland-based business that focuses on capital market transactions and valuations, and serves many of our existing clients.

Terms for these transactions included (i) cash paid at closing of approximately $12.0 million, (ii) consideration subject only to the passage of time recorded as a deferred business acquisition obligation on our consolidated balance sheet at a current fair value of $1.9 million, and (iii) additional consideration subject to earn-out provisions that will be paid only if the certain conditions are achieved, recorded as an other long-term liability at its current estimated fair value of $1.0 million. These acquisitions resulted in goodwill of $12.1 million and identifiable intangible assets of $2.7 million that we will amortize over their estimated useful lives of up to 5 years.

In the first three months of 2011, we also accrued an earn-out of $2.0 million for an acquisition that we completed in a prior year. The earn-out targets of this acquisition were achieved in the first quarter of 2011 and we anticipate making this payment in the second quarter of 2011.

Earn-out payments

At March 31, 2011, we had the potential to make earn-out payments on 13 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $164.1 million at March 31, 2011. These amounts could come due at various times over the next four years assuming the achievement of the applicable performance conditions.

Goodwill and Other Intangible Assets

We have $1.5 billion of unamortized intangibles and goodwill as of March 31, 2011. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on intangible and goodwill balances. Of the $1.5 billion of unamortized intangibles and goodwill, we will amortize the $29.2 million of identifiable intangibles over their remaining finite useful lives, and the remaining balance represents goodwill with indefinite useful lives, which we do not amortize.

The following table sets forth, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Real Estate Services

	Americas	EMEA	Asia Pacific	Investment Management	Consolidated

Gross Carrying Amount
Balance as of January 1, 2011	$897,299	336,099	193,142	18,168	1,444,708
Additions, net of adjustments	12,735	—	2,000	—	14,735
Impact of exchange rate movements	159	18,367	946	503	19,975

Balance as of March 31, 2011	$910,193	354,466	196,088	18,671	1,479,418

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Real Estate Services

	Americas	EMEA	Asia Pacific	Investment Management	Consolidated

Gross Carrying Amount
Balance as of January 1, 2011	$83,478	15,340	11,739	142	110,699
Additions	2,738	—	—	—	2,738
Impact of exchange rate movements	4	833	48	(2)	883

Balance as of March 31, 2011	$86,220	16,173	11,787	140	114,320

Accumulated Amortization
Balance as of January 1, 2011	$(57,200)	(14,948)	(9,384)	(142)	(81,674)
Amortization expense	(2,099)	(100)	(394)	—	(2,593)
Impact of exchange rate movements	(3)	(822)	(41)	2	(864)

Balance as of March 31, 2011	$(59,302)	(15,870)	(9,819)	(140)	(85,131)

Net book value as of March 31, 2011	$26,918	303	1,968	—	29,189

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2011	$6.6
2012	7.0
2013	5.3
2014	4.7
2015	3.9
2016	0.7
Thereafter	1.0

Total	$29.2

(6) Investments in Real Estate Ventures

As of March 31, 2011, we had total investments in real estate ventures of $178.2 million that we account for under the equity method of accounting. These equity investments are primarily investments in approximately 40 separate property or fund co-investments with which we have an advisory agreement. Our ownership percentages in these co-investments range from less than 1% to approximately 10%.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At March 31, 2011, our maximum potential unfunded commitment to LIC I is euro 7.5 million ($10.5 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At March 31, 2011, LIC II has unfunded capital commitments to the underlying funds for future fundings of co-investments of $239.1 million, of which our 48.78% share is $116.7 million. The $116.7 million commitment is part of our maximum potential unfunded total commitment to LIC II at March 31, 2011 of $314.4 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next one to two years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital. At March 31, 2011, no bridge financing arrangements were outstanding.

As of March 31, 2011, LIC II maintains a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs.

The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $29.3 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $314.4 million. As of March 31, 2011, LIC II had $48.9 million of outstanding borrowings on the facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.6 million as of March 31, 2011.

As of March 31, 2011, $22.6 million of our $178.2 million of investments in real estate ventures were in entities classified as variable interest entities (“VIEs”) that we analyzed for potential consolidation under ASU 2009-17. We evaluated each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity’s economic performance. We determined that the key activities for each of these VIEs include purchasing, leasing, approving annual operating budgets, directing day-to-day operating activities, and selling of real estate properties. In each case, we determined that we either (a) did not have the power to direct the key activities or (b) shared power with investors, lenders, or other actively-involved third parties in directing such activities. Additionally, our exposure to loss in these VIEs is limited to the amount of our investment in the entities. Therefore, we concluded that we would not be deemed to (i) have a controlling financial interest in or (ii) be the primary beneficiary of these VIEs. Accordingly, we do not consolidate these VIEs in our consolidated financial statements.

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

Due to declines in real estate markets, which have had an adverse impact on rental income assumptions and forecasted exit capitalization rates, we determined that certain real estate investments had become impaired in the first three months of 2011. Included in equity losses from real estate ventures for the first three months of 2011 are $1.8 million of impairment charges, representing our equity share of these charges. It is reasonably possible that if real estate values continue to decline, we may sustain additional impairment charges on our investments in real estate ventures in future periods. We recognized $6.5 million of impairment charges in the first three months of 2010.

(7) Stock-based Compensation

Restricted Stock Unit Awards

Along with cash base salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program for Company officers, managers and professionals.

Restricted stock unit activity for the three months ended March 31, 2011 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Unvested at January 1, 2011	2,085.6	$50.47
Granted	376.8	89.33
Vested	(350.2)	47.23
Forfeited	(4.9)	54.82
Unvested at March 31, 2011	2,107.3	$57.95	1.85 years	$210.2
Unvested shares expected to vest	2,037.8	$57.94	1.86 years	$203.2

We determine the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of March 31, 2011, there was $45.9 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units granted through March 31, 2011 over varying periods into 2016.

Shares vesting during the three months ended March 31, 2011 and 2010 had fair values of $16.5 million and $15.9 million, respectively.

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

As of March 31, 2011, we have approximately 37,000 options outstanding with a weighted average price of $16.41, all of which vested prior to 2009. Accordingly, we recognized no compensation expense related to unvested options for the first three months of 2011.

No options were exercised during the first three months of 2011. For the same period in 2010, approximately 9,500 options were exercised, having an intrinsic value of $0.5 million. As a result of these exercises, we received cash of $0.2 million.

Other Stock Compensation Programs

U.S. Employee Stock Purchase Plan - Since 1998, we have provided an Employee Stock Purchase Plan (“ESPP”) for eligible U.S.-based employees. Since April 1, 2009, program periods are one month in length, and purchases are broker-assisted on the open market at no discount to market prices. We do not record any compensation expense with respect to this program.

SAYE – The Jones Lang LaSalle Savings Related Share Option Plan (“Save As You Earn” or “SAYE”) is for eligible employees of our United Kingdom and Ireland based operations. Under this plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. The options to purchase stock with such savings vest over a period of three or five years. In the first quarter of 2011, the Company issued approximately 17,000 options at an exercise price of $83.72 under the SAYE plan. The fair values of the options granted under this plan are amortized over their respective vesting periods. At March 31, 2011, there were approximately 343,000 options outstanding under the SAYE plan.

(8) Retirement Plans

We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31st measurement date for our plans.

Net periodic pension cost consisted of the following for the three months ended March 31, 2011 and 2010 ($ in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Employer service cost - benefits earned during the period	$810	614
Interest cost on projected benefit obligation	2,747	2,443
Expected return on plan assets	(3,342)	(2,791)
Net amortization/deferrals	315	322
Recognized actuarial loss	56	58
Net periodic pension cost	$586	646

The expected return on plan assets, included in net periodic pension cost, is based on forecasted long-term rates of return on plan assets of each individual plan; across our plans, expected returns range from 3.30% to 7.00%.

For the three months ended March 31, 2011, we have made $1.7 million in payments to our defined benefit pension plans. We expect to contribute a total of $8.1 million to our defined benefit pension plans in 2011. We made $7.0 million of contributions to these plans in the twelve months ended December 31, 2010.

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

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair value of these contracts based on widely accepted valuation techniques. The inputs for these valuation techniques are primarily Level 2 inputs. In the first quarter of 2011, we recognized a net gain of $8.4 million from the revaluation of these forward contracts, as well as a net loss associated with the revaluation of intercompany loans hedged by these forward contracts such that the net impact to earnings was not significant. At March 31, 2011, these forward exchange contracts had a gross notional value of $1.5 billion ($527 million on a net basis). The net receivable value of these forward contracts, $8.4 million, was recorded on our consolidated balance sheet as a current asset of $8.9 million and a current liability of $0.5 million at March 31, 2011.

We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. The values of the assets and liabilities of this plan are determined based on the returns of certain mutual funds and other securities. The inputs for this valuation are primarily Level 2 inputs in the fair value hierarchy. This plan is recorded on our consolidated balance sheet at March 31, 2011 as Other long-term assets of $38.6 million, Other long-term liabilities of $44.3 million, and as a reduction of equity, Shares held in trust of $6.3 million.

See Note 6, Investments in Real Estate Ventures, for discussion of our processes for evaluating investments in real estate ventures for impairment on a quarterly basis. The inputs to this quarterly impairment analysis are Level 3 inputs in the fair value hierarchy.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, receivables, accounts payable, short-term borrowings, borrowings under our credit Facility and foreign currency forward contracts. The carrying values of cash and cash equivalents, receivables, accounts payable, short-term borrowings and Warehouse facility approximate their estimated fair values due to the short maturity of these instruments. We record Warehousing receivables at fair value based on the commitment price, in accordance with Accounting Standards Codification (“ASC”) 948, Financial Services—Mortgage Banking.

The estimated fair value of our borrowings under our credit facility approximates their carrying value due to their variable interest rate terms. The fair value of our foreign currency forward contracts is disclosed above. At March 31, 2011, we have no recurring fair value measurements for financial assets and liabilities that are based on unobservable inputs or Level 3 inputs.

(10) Comprehensive Income (Loss)

For the three months ended March 31, 2011 and 2010, our comprehensive income (loss) was as follows ($ in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Net income	$1,599	414
Other comprehensive income (loss):
Foreign currency translation adjustments	35,385	(24,188)
Comprehensive income (loss)	36,984	(23,774)

Comprehensive income attributable to noncontrolling interest	109	168

Comprehensive income (loss) attributable to the Company	$36,875	(23,942)

(11) Debt

At March 31, 2011, we had the ability to borrow up to a total of $1.1 billion on our unsecured credit facility (the “Facility”), consisting of $900.0 million of revolving credit and a $195.0 million term loan. The Facility matures in September 2015 and there are currently 18 banks participating in the Facility. As of March 31, 2011, we had $278.0 million outstanding on the Facility ($83.0 million of revolving debt and $195.0 million of term debt). The average outstanding borrowings under the Facility were $228.9 million during the three months ended March 31, 2011.

In addition to our Facility, we have the capacity to borrow up to an additional $53.5 million under local overdraft facilities. At March 31, 2011 we had short-term borrowings (including capital lease obligations and local overdraft facilities) of $42.5 million outstanding, of which $33.0 million was attributable to local overdraft facilities.

Pricing on the Facility ranges from LIBOR plus 150 basis points to LIBOR plus 300 basis points, based on market rates. As of March 31, 2011, pricing on the Facility was LIBOR plus 200 basis points. The effective interest rate on our debt was 2.3% in the first quarter of 2011, compared with 4.2% in the first quarter of 2010.

Under the Facility, we must maintain a leverage ratio not exceeding 3.50 to 1 through September 2012 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 2.25 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facility) are, among other things, (1) an add-back for stock compensation expense, (2) the addition of the EBITDA of acquired companies earned prior to acquisition, as well as (3) add-backs for certain impairment and non-recurring charges. Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of cash acquisitions and co-investment. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facility. We remain in compliance with all covenants as of March 31, 2011.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and acquisitions.

(12) Commitments and Contingencies

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

(13) Subsequent Events

The Company announced on April 26, 2011 that its Board of Directors has declared a semi-annual cash dividend of $0.15 per share of its common stock. The dividend payment will be made on June 15, 2011, to holders of record at the close of business on May 16, 2011. A dividend-equivalent in the same per share amount also will be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three months ended March 31, 2011, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, which are included in our 2010 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com). You should also refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our 2010 Annual Report on Form 10-K.

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

Summary of Critical Accounting Policies and Estimates

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2 of notes to consolidated financial statements in our 2010 Annual Report for a summary of our significant accounting policies.

The preparation of our financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expense during the reporting periods. These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.

Asset Impairments

Within the balances of property and equipment used in our business, we have computer equipment and software; leasehold improvements; furniture, fixtures and equipment; and automobiles. We have recorded goodwill and other identified intangibles from a series of acquisitions. We also invest in certain real estate ventures that own and operate commercial real estate. We have investments in approximately 40 separate property or fund co-investments with which we have an advisory agreement. Our ownership percentages in these co-investments range from less than 1% to approximately 10%. We account for these interests under the equity method of accounting in the accompanying consolidated financial statements due to the nature of our non-controlling ownership.

Property and Equipment— We review property and equipment owned or under capital lease for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in the first three months of 2011 or for the entire year of 2010.

Goodwill — We do not amortize goodwill; instead, we evaluate goodwill for impairment at least annually. To accomplish this annual evaluation, in the third quarter of each year we determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to our reporting units as of the date of evaluation. We define reporting units as Americas RES, EMEA RES, Asia Pacific RES and Investment Management. We then determine the fair value of each reporting unit based on a discounted cash flow methodology and compare it to the reporting unit’s carrying value. The result of our 2010 evaluation was that the fair value of each reporting unit exceeded its carrying amount, and therefore we did not recognize an impairment loss in 2010.

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. We determined that no indicators of impairments existed in the first quarter of 2011, since our market capitalization has consistently exceeded our book value by a significant margin and our forecasts of EBITDA and cash flows generated by each of our reporting units appear sufficient to support the book values of net assets of each of these reporting units. As a result, we have not changed our conclusion that goodwill is not impaired. However, it is possible our determination that goodwill for a reporting unit is not impaired could change in the future if both economic conditions and our operating performance deteriorate. We will continue to monitor the relationship between the Company’s market capitalization and book value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the book values of the net assets of their respective businesses.

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

Equity losses included impairment charges of $1.8 million in the first quarter of 2011 and $6.5 million in the first quarter of 2010, representing our equity share of the impairment charges against individual assets held by our real estate ventures. Declines in real estate markets have adversely impacted our rental income assumptions and forecasted exit capitalization rates, resulting in our determination that certain real estate investments had become impaired. It is reasonably possible that if real estate values continue to decline, we may sustain additional impairment charges on our investments in real estate ventures in future periods.

Interim Period Accounting for Incentive Compensation

An important part of our overall compensation package is incentive compensation, which we typically pay to our employees in the first or second quarter of the year after it is earned. In our interim consolidated financial statements, we accrue for most incentive compensation based on (i) a percentage of compensation costs and (ii) an adjusted operating income recorded to date, relative to forecasted compensation costs and adjusted operating income for the full year, as substantially all incentive compensation pools are based upon full year results. As noted in “Interim Information” of Note 1 of the notes to consolidated financial statements, quarterly revenue and profits have historically tended to be higher in the third and fourth quarters of each year than in the first two quarters. The impact of this incentive compensation accrual methodology is that we accrue smaller percentages of incentive compensation in the first half of the year compared to the percentage of our incentive compensation we accrue in the third and fourth quarters. We exclude incentive compensation pools that are not subject to the normal performance criteria from the standard accrual methodology and accrue for them on a straight-line basis.

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

The table below sets forth the deferral estimated at year end, and the adjustment made in the first quarter of the following year to true-up the deferral and related amortization ($ in millions):

	December 31, 2010	December 31, 2009

Deferral of compensation, net of related amortization expense	$9.8	8.0
Change in estimated deferred compensation in the first quarter of the following year	(1.0)	(2.0)

The table below sets forth the amortization expense related to the Stock Ownership Program for the three months ended March 31, 2011 and 2010 ($ in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Current compensation expense amortization	$4.6	7.5

Current deferral of compensation net of related amortization	(1.5)	(1.9)

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balances for the program related to 2011 and 2010 are $10.7 million and $2.3 million, respectively, at March 31, 2011.

The table below sets out certain information related to the cost of the health insurance program for the three months ended March 31, 2011 and 2010 ($ in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Expense to Company	$7.6	6.0
Employee contributions	2.3	1.7
Total program cost	$9.9	7.7

• Workers’ Compensation Insurance – Given our historical experience that our workforce has had fewer injuries than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income through the three months ended March 31, 2011 and 2010 were $0.8 million and $1.0 million, respectively.

The reserves, which can relate to multiple years, were $16.9 million and $15.9 million, as of March 31, 2011 and December 31, 2010, respectively.

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

The reserves for professional indemnity insurance claims facilitated through our captive insurance company, which relate to multiple years, were $4.4 million and $2.1 million, net of receivables from third party insurers, as of March 31, 2011 and December 31, 2010, respectively.

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

We reflect the benefit from tax planning when we believe that it is probable that it will be successful, which usually requires that certain actions have been initiated. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year.

Based on our forecasted results for the full year, we have estimated an effective tax rate of approximately 25.0% for 2011 due to the mix of our income and the impact of tax planning activities.

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

“Equity in (losses) earnings from real estate ventures” also may vary substantially from period to period for a variety of reasons, including as a result of: (i) impairment charges, (ii) realized gains on asset dispositions, or (iii) incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.

The comparability of these items can be seen in Note 4 of the notes to consolidated financial statements and is discussed further in Segment Operating Results included herein.

Transactional-Based Revenue

Transactional-based services for real estate investment banking, capital markets activities and other transactional-based services within our RES businesses increase the variability of the revenue we receive that relate to the size and timing of our clients’ transactions. For example, during 2008 and into 2009, capital market transactions decreased significantly due to deteriorating economic conditions and the global credit crisis; in 2010, capital market transactions grew as economic conditions improved. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter.

Foreign Currency

We conduct business using a variety of currencies, but report our results in U.S. dollars, as a result of which the volatility of currencies against the U.S. dollar may positively or negatively impact our reported results. This volatility can make it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations, as such results demonstrate a rate of growth or decline that might not have been consistent with the real underlying rate of growth or decline in the local operations. As a result, we provide information about the impact of foreign currencies in the period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition in the Results of Operations section below.

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

Within our RES segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended March 31, 2011 and 2010 are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications

We report “Equity in (losses) earnings from real estate ventures” in the consolidated statement of operations after “Operating income (loss).” However, for segment reporting we reflect “Equity in (losses) earnings from real estate ventures” within “Total revenue.” See Note 4 of the notes to consolidated financial statements for “Equity in (losses) earnings from real estate ventures” reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 4) measures segment results with “Equity in (losses) earnings from real estate ventures” included in segment revenue.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

In order to provide more meaningful year-to-year comparisons of our reported results, we have included in the table below both the U.S. dollar and local currency movements in the consolidated statements of earnings ($ in millions).

($ in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Change in U.S. dollars			% Change in Local Currency
Revenue
Real Estate Services:
Leasing	$210.1	170.4	39.7	23%		22%
Capital Markets and Hotels	66.0	52.3	13.7	26%		22%
Property & Facilities Management	186.5	160.5	26.0	16%		12%
Project & Development Services	93.7	68.2	25.5	37%		36%
Advisory, Consulting and Other	64.9	63.9	1.0	2%		0%
LaSalle Investment Management	66.7	65.4	1.3	2%		(1%	)
Total revenue	$687.9	580.7	107.2	18%		16%

Compensation and benefits	461.4	387.4	74.0	19%		17%
Operating, administrative and other	196.1	156.5	39.6	25%		23%
Depreciation and amortization	18.3	17.7	0.6	3%		2%
Restructuring charges	—	1.1	(1.1)	n.m.		n.m.
Total operating expenses	675.8	562.7	113.1	20%		18%
Operating income	$12.1	18.0	(5.9)	(33%	)	(37%	)

(n.m. - not meaningful)

Revenue for the first quarter of 2011 was $688 million, an increase of 18% in U.S. dollars, 16% in local currency, compared with the first quarter of 2010, reflecting continued year-over-year growth in all Real Estate Services (“RES”) segments.

Operating expenses were $676 million for the first quarter, an increase of 20%, 18% in local currency, compared with operating expenses excluding Restructuring charges in the first quarter of 2010. The year-over-year increase was principally driven by variable costs to support revenue growth and by certain unusual expense items. These unusual items, while not classified as Restructuring charges, totaled more than $9 million and included accelerated compensation costs from acquisitions, reserves for third-party claims and a large contribution to Japanese disaster relief. Since these unusual items were incurred in the seasonally slowest quarter of the year, they impacted operating income and margins more significantly than if they had been incurred in a later quarter.

Equity in losses from real estate ventures improved, with $2 million of losses in the first quarter of 2011 compared to losses of $6 million in the first quarter of 2010, driven by fewer non-cash impairment charges in 2011. Interest expense also improved to $8 million in the first quarter of 2011 compared to $11 million in the first quarter of 2010, driven by an average borrowing rate of 2.3% in the quarter ended March 31, 2011 compared with 4.2% in the comparable prior year quarter. The effective tax rate for the first quarter of 2011 was 25.0% based on our forecasted results for the full year.

Segment Operating Results

We manage and report our operations as four business segments:

The three geographic regions of Real Estate Services (“RES”):

(i)	Americas,
(ii)	Europe, Middle East and Africa (“EMEA”),
(iii)	Asia Pacific; and
(iv)	Investment Management, which offers investment management services on a global basis.

Each geographic region offers our full range of Real Estate Services including agency leasing and tenant representation, capital markets and hotels, property management, facilities management, project and development management, energy management and sustainability, construction management, and advisory, consulting and valuation services.

The Investment Management segment provides investment management services to institutional investors and high-net-worth individuals.

We have not allocated “Restructuring charges” to the business segments for segment reporting purposes; therefore, we do not include these costs in the discussions below. Also, for segment reporting we show “Equity in earnings (losses) from real estate ventures” within our revenue line since it is an integral part of our Investment Management segment.

Real Estate Services

Americas

($ in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Change in U.S. dollars			Change in Local Currency
Leasing	$143.1	106.2	36.9	35%		34%
Capital Markets and Hotels	19.8	9.5	10.3	108%		107%
Property & Facility Management	66.7	58.2	8.5	15%		14%
Project & Development Services	37.2	31.5	5.7	18%		18%
Advisory, Consulting and Other	20.7	22.8	(2.1)	(9%	)	(10%	)
Equity earnings	0.6	0.2	0.4	n.m.		n.m.
Total segment revenue	$288.1	228.4	59.7	26%		26%

Operating expense	279.5	219.3	60.2	27%		27%
Operating income	$8.6	9.1	(0.5)	(5%	)	(5%	)

(n.m. - not meaningful)

First-quarter revenue in the Americas region was $288 million, an increase of $60 million, or 26%, over the prior year. Leasing revenue grew 35%, demonstrating the strength and scale of Americas’ leasing business. Capital Markets & Hotels also generated strong growth in the quarter, more than doubling to $20 million.

Operating expenses were $279 million in the first quarter, 27% higher than a year ago. The increase was largely due to higher incentive compensation expense and, to a lesser extent, the accounting treatment of approximately $3 million of accelerated compensation costs associated with acquisitions. Variable operating expenses such as Travel & Entertainment and Marketing also were higher as revenue-generating activities increased commensurate with stronger pipelines of future business.

EMEA

($ in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Change in U.S. dollars			Change in Local Currency
Leasing	$37.2	38.8	(1.6)	(4%	)	(5%	)
Capital Markets and Hotels	28.7	26.2	2.5	10%		6%
Property & Facility Management	35.9	34.5	1.4	4%		2%
Project & Development Services	38.4	26.0	12.4	48%		47%
Advisory, Consulting and Other	28.0	25.9	2.1	8%		7%
Equity losses	(0.1)	—	(0.1)	n.m.		n.m.
Total segment revenue	$168.1	151.4	16.7	11%		10%

Operating expense	181.2	161.0	20.2	13%		11%
Operating loss	$(13.1)	(9.6)	(3.5)	(36%	)	(41%	)

(n.m. - not meaningful)

EMEA’s revenue in the first quarter of 2011 was $168 million compared with $151 million in 2010, an increase of 11%, 10% in local currency. The most significant component of the revenue increase was in Project & Development Services (“PDS”), which includes the Tetris fit-out business where gross contracts include subcontractor costs. Market recoveries across the region continued to be mixed, resulting in varied performance from one country to the next. Performance in our three biggest countries, Germany, England and France, continued to be strong.

Operating expenses were $181 million in the first quarter, an increase of 13% from the prior year, 11% in local currency. Subcontractor costs related to the PDS business line increased by over $8 million compared to the prior year. Variable compensation, driven by higher revenue, and operating costs, driven by a greater level of revenue-generating activities, also contributed to the increase.

Asia Pacific

($ in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Change in U.S. dollars		Change in Local Currency
Leasing	$29.8	25.4	4.4	17%	11%
Capital Markets and Hotels	17.5	16.6	0.9	5%	(1%	)
Property & Facility Management	83.9	67.8	16.1	24%	16%
Project & Development Services	18.1	10.7	7.4	69%	62%
Advisory, Consulting and Other	16.2	15.2	1.0	7%	1%
Equity earnings	—	—	—	n.m.	n.m.
Total segment revenue	$165.5	135.7	29.8	22%	15%

Operating expense	159.9	130.3	29.6	23%	15%
Operating income	$5.6	5.4	0.2	4%	4%

(n.m. - not meaningful)

Revenue in Asia Pacific was $165 million for the first quarter of 2011, compared with $136 million for the same period in 2010, an increase of 22%, 15% in local currency. The year-over-year increase was largely driven by growth in India, Greater China and Australia.

Operating expenses for the region were $160 million for the quarter, an increase of 23%, 15% in local currency on a year-over-year basis. The increase was principally due to staff and vendor costs that related to a higher volume of PDS work as well as other corporate client activities. Unusual expense items related to the region included the firm’s $1.3 million donation for disaster relief in Japan.

Investment Management

($ in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Change in U.S. dollars			Change in Local Currency
Advisory fees	$61.3	58.4	2.9	5%		2%
Transaction and Incentive fees	5.4	7.0	(1.6)	(23%	)	(27%	)
Equity losses	$(2.5)	(6.3)	3.8	n.m.		n.m.
Total segment revenue	64.2	59.1	5.1	9%		5%

Operating expense	55.2	50.9	4.3	8%		6%
Operating income	$9.0	8.2	0.8	10%		0%

(n.m. -not meaningful)

LaSalle Investment Management’s first-quarter Advisory fees were $61 million, 5% higher compared with the first quarter of 2010, primarily related to favorable valuation increases in the securities business. The business also recognized $2 million of Transaction fees from asset purchases in the first quarter of 2011.

During the quarter, LaSalle Investment Management raised $1.5 billion of net equity primarily in equity commitments from separate account clients and in the public securities business. Assets under management were $43.0 billion, compared with $41.3 billion at December 31, 2010.

Consolidated Cash Flows

Cash Flows Used In Operating Activities

During the first quarter of 2011, we used $197 million of cash for operating activities, an increase of $51 million from the $146 million used in the first quarter of 2010. Almost all annual incentive compensation for the prior year was paid in the first quarter of the year, in both 2011 and 2010, accounting for the majority of the cash used for operating activities in both years. The year-over-year increase in cash used for operating activities also was impacted by continued year-over-year revenue growth and the timing of receivable collections, as the decrease in receivables from December 31, 2010 to March 31, 2011 was $50 million less than the decrease in receivables from December 31, 2009 to March 31, 2010.

Cash Flows Used In Investing Activities

We used $32 million of cash for investing activities in the first quarter of 2011, an $8 million increase from the $24 million used in the first quarter of 2010. The $8 million increase was driven by a $13 million increase in capital expenditures, a $3 million increase in cash used for acquisitions and a net $8 million decrease in cash outflows related to co-investment activity. In the first quarter of 2011, we paid $12 million for new acquisitions, primarily for two acquisitions in the United States.

Cash Flows Provided By Financing Activities

Financing activities provided $78 million of net cash in the first quarter of 2011, an $83 million decrease over the $161 million provided by financing activities in the first quarter of 2010. This decrease was primarily due to a net $89 million decrease in borrowings under our credit facility, driven in part by higher than normal cash balances in hand as of December 31, 2010 after having paid the credit facility down to its minimum borrowing level at the end of 2010.

Liquidity and Capital Resources

Historically, we have financed our operations, co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities

At March 31, 2011, we had the ability to borrow up to a total of $1.1 billion on our unsecured credit facility (the “Facility”), consisting of $900.0 million of revolving credit and a $195.0 million term loan. The Facility matures in September 2015 and there are currently 18 banks participating in the Facility. As of March 31, 2011, we had $278.0 million outstanding on the Facility ($83.0 million of revolving debt and $195.0 million of term debt). The average outstanding borrowings under the Facility were $228.9 million during the three months ended March 31, 2011.

Our term loan requires us to make quarterly principal repayments of $2.5 million, four quarterly principal payments of $5.0 million commencing December 31, 2013, three principal repayments of $6.25 million commencing December 31, 2014 and the balance payable September 28, 2015.

In addition to our Facility, we have the capacity to borrow up to an additional $53.5 million under local overdraft facilities. At March 31, 2011 we had short-term borrowings (including capital lease obligations and local overdraft facilities) of $42.5 million outstanding, of which $33.0 million was attributable to local overdraft facilities.

Pricing on the Facility ranges from LIBOR plus 150 basis points to LIBOR plus 300 basis points, based on market rates. As of March 31, 2011, pricing on the Facility was LIBOR plus 200 basis points. The effective interest rate on our debt was 2.3% in the first quarter of 2011, compared with 4.2% in the first quarter of 2010. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2010 or the first three months of 2011, and none were outstanding as of March 31, 2011.

Under the Facility, we must maintain a leverage ratio not exceeding 3.50 to 1 through September 2012 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 2.25 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facility) are, among other things, (1) an add-back for stock compensation expense, (2) the addition of the EBITDA of acquired companies earned prior to acquisition, as well as (3) add-backs for certain impairment and non-recurring charges. Rent expense is added back to both Adjusted EBITDA and cash paid interest for the calculation of the cash interest coverage ratio. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of cash acquisitions and co-investment. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facility. We are in compliance with all covenants as of March 31, 2011.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and acquisitions.

We believe that the Facility, together with our local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our current needs.

Co-investment Activity

As of March 31, 2011, we had total investments in real estate ventures of $178.2 million that were accounted for under the equity method of accounting. These equity investments are primarily investments in approximately 40 separate property or fund co-investments with which we have an advisory agreement. Our ownership percentages in these co-investments range from less than 1% to approximately 10%.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At March 31, 2011, our maximum potential unfunded commitment to LIC I is euro 7.5 million ($10.5 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At March 31, 2011, LIC II has unfunded capital commitments to the underlying funds for future fundings of co-investments of $239.1 million, of which our 48.78% share is $116.7 million. The $116.7 million commitment is part of our maximum potential unfunded total commitment to LIC II at March 31, 2011 of $314.4 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next one to two years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital. At March 31, 2011, no bridge financing arrangements were outstanding.

As of March 31, 2011, LIC II maintains a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs.

The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $29.3 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $314.4 million. As of March 31, 2011, LIC II had $48.9 million of outstanding borrowings on the facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.6 million as of March 31, 2011.

For the full year of 2010, funding of co-investments exceeded return of capital by $17.8 million. We expect to continue to pursue co-investment opportunities with our real estate investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management. We anticipate that our net co-investment funding for 2011 will be between $40 and $50 million (planned co-investment less return of capital from liquidated co-investments).

Share Repurchase and Dividend Programs

Since October 2002, our Board of Directors has approved five share repurchase programs. At March 31, 2011, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2010 or in the first three months of 2011. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and restricted stock unit grants made under our existing stock plans.

The Company announced on April 26, 2011 that its Board of Directors has declared a semi-annual cash dividend of $0.15 per share of its common stock. The dividend payment will be made on June 15, 2011, to holders of record at the close of business on May 16, 2011. A dividend-equivalent in the same per share amount also will be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by the Company’s Board of Directors.

Capital Expenditures and Business Acquisitions

Capital expenditures for the first three months of 2011 were $17 million, compared to $4 million for the first quarter of 2010. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space.

In the first three months of 2011, we used $12 million in connection with acquisitions, primarily for two new acquisitions completed in the United States. We also paid $13 million for deferred business acquisition obligations related to acquisitions we completed in prior years. Terms for our acquisitions completed in prior years included some or all of the following; cash paid at closing, provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaling $292 million at March 31, 2011 on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At March 31, 2011, we had the potential to make earn-out payments on 13 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $164 million at March 31, 2011. These amounts could come due at various times over the next four years assuming the achievement of the applicable performance conditions.

Our 2007 acquisition of Indian real estate services company Trammell Crow Meghraj (TCM) has provisions for a payment to be made in 2012 for the repurchase of shares exchanged in the legal merger of TCM into the Company’s India operations. This payment will be based on formulas and independent valuations, and accordingly is not quantifiable at this time. An estimate of this obligation based on the original value of shares exchanged is reflected on our consolidated balance sheet within the Minority shareholder redemption liability.

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

Interest Rates

We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our credit facility, consisting of $900 million of revolving credit and a $195 million term loan. Our average outstanding borrowings under the Facility were $229 million during the three months ended March 31, 2011, and the effective interest rate was 2.3%. As of March 31, 2011, we had $278 million outstanding under the Facility. The Facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We entered into no such agreements in 2010 or the first three months of 2011, and we had no such agreements outstanding at March 31, 2011.

Foreign Exchange

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue outside of the United States totaled 56% of our total revenue for each of the three months ended March 31, 2011 and 2010. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the euro (14% of revenue for the three months ended March 31, 2011) and the British pound (11% of revenue for the three months ended March 31, 2011).

We mitigate our foreign currency exchange risk principally by establishing local operations in the markets we serve and invoicing customers in the same currency as the source of the costs; that is, the impact of translating expenses incurred in foreign currencies back into U.S. dollars tends to offset the impact of translating revenue earned in foreign currencies back into U.S. dollars. In addition, British pound and Singapore dollar expenses incurred as a result of our regional headquarters being located in London and Singapore, respectively, act as a partial operational hedge against our translation exposures to British pounds and Singapore dollars.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances.

In the first quarter of 2011, we recognized a net gain of $8.4 million from the revaluation of these forward contracts, as well as a net loss associated with the revaluation of intercompany loans hedged by these forward contracts such that the net impact to earnings was not significant. At March 31, 2011, these forward exchange contracts had a gross notional value of $1.5 billion ($527.0 million on a net basis). The net payable value of these forward contracts, $8.4 million, was recorded on our balance sheet as a current asset of $8.9 million and a current liability of $0.5 million at March 31, 2011.

Disclosure of Limitations

As the information presented above includes only those exposures that exist as of March 31, 2011, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

For other risk factors inherent in our business, see Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the other members of senior management and the Board of Directors.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We discuss those risks, uncertainties and other factors in (i) our Annual Report on Form 10-K for the year ended December 31, 2010 in Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (ii) in this Quarterly Report on Form 10-Q in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (iii) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May, 2011.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin
By: Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and
Principal Financial Officer)

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 (ii) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (iii) Consolidated Statement of Changes in Equity for the three months ended March 31, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

*	Filed herewith