Form 10-Q
period 2011-06-30
JONES LANG LASALLE INC
filed 2011-08-05
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☒	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on August 1, 2011 was 43,434,644.

Item 1. Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
($ in thousands, except share data)	June 30,
	2011	December 31,
Assets	(unaudited)	2010
Current assets:
Cash and cash equivalents	$95,615	251,897
Trade receivables, net of allowances of $28,608 and $20,352	749,395	721,486
Notes and other receivables	113,019	76,374
Warehouse receivables	25,430	-
Prepaid expenses	48,647	41,195
Deferred tax assets	78,711	82,740
Other	11,416	21,149
Total current assets	1,122,233	1,194,841

Property and equipment, net of accumulated depreciation of $390,520 and $333,371	226,231	198,685
Goodwill, with indefinite useful lives	1,775,713	1,444,708
Identified intangibles, with finite useful lives, net of accumulated amortization of $89,833 and $81,674	59,263	29,025
Investments in real estate ventures	182,357	174,578
Long-term receivables, net	53,308	42,735
Deferred tax assets, net	141,934	149,020
Other	123,910	116,269
Total assets	$3,684,949	3,349,861

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$370,873	400,681
Accrued compensation	378,517	554,841
Short-term borrowings	45,201	28,700
Deferred tax liabilities	3,942	3,942
Deferred income	59,069	45,146
Deferred business acquisition obligations	186,534	163,656
Warehouse facility	25,430	-
Other	91,854	99,346
Total current liabilities	1,161,420	1,296,312

Noncurrent liabilities:
Credit facility	444,000	197,500
Deferred tax liabilities	20,051	15,450
Deferred compensation	10,771	15,130
Pension liabilities	4,748	5,031
Deferred business acquisition obligations	252,282	134,889
Minority shareholder redemption liability	17,329	34,118
Other	97,505	79,496
Total liabilities	2,008,106	1,777,926

Commitments and contingencies	-	-

Company shareholders' equity: Common stock, $.01 par value per share, 100,000,000 shares authorized;42,955,769 and 42,659,999 shares issued and outstanding	430	427
Additional paid-in capital	897,516	883,046
Retained earnings	715,229	676,397
Shares held in trust	(6,266)	(6,263)
Accumulated other comprehensive income	65,448	15,324
Total Company shareholders’ equity	1,672,357	1,568,931
Noncontrolling interest	4,486	3,004
Total equity	1,676,843	1,571,935
Total liabilities and equity	$3,684,949	3,349,861

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010
($ in thousands, except share data) (unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenue	$845,295	680,319	$1,533,157	1,260,981

Operating expenses:
Compensation and benefits	544,222	438,408	1,005,578	825,789
Operating, administrative and other	210,044	163,042	406,169	319,495
Depreciation and amortization	19,350	17,532	37,665	35,246
Restructuring and acquisition charges	6,112	3,996	6,112	5,116
Total operating expenses	779,728	622,978	1,455,524	1,185,646

Operating income	65,567	57,341	77,633	75,335

Interest expense, net of interest income	9,589	12,918	17,552	24,248
Equity in earnings (losses) from unconsolidated ventures	4,138	(2,796)	2,168	(8,924)

Income before income taxes and noncontrolling interest	60,116	41,627	62,249	42,163

Provision for income taxes	15,029	9,574	15,562	9,698
Net income	45,087	32,053	46,687	32,465

Net income attributable to noncontrolling interest	991	78	1,101	246

Net income attributable to the Company	44,096	31,975	45,586	32,219
Net income attributable to common shareholders	$43,860	31,757	$45,350	32,001

Basic earnings per common share	$1.02	$0.76	$1.06	$0.76
Basic weighted average shares outstanding	42,933,918	42,037,112	42,890,599	41,975,448

Diluted earnings per common share	$0.99	$0.72	$1.02	$0.73
Diluted weighted average shares outstanding	44,473,320	44,249,698	44,390,612	44,085,326

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Six Months Ended June 30, 2011
($ in thousands, except share data) (unaudited)
	Company Shareholders' Equity
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Income	Interest	Equity
Balances at December 31, 2010	42,659,999	$427	883,046	676,397	(6,263)	15,324	3,004	$1,571,935

Net income	—	—	—	45,586	—	—	1,101	46,687

Shares issued under stock compensation programs	398,129	4	909	—	—	—	—	913

Shares repurchase for payment of taxes on stock awards	(102,359)	(1)	(9,158)	—	—	—	—	(9,159)

Tax adjustments due to vestings and exercises	—	—	5,032	—	—	—	—	5,032

Amortization of stock compensation	—	—	17,687	—	—	—	—	17,687

Dividends declared, $0.15 per share	—	—	—	(6,754)	—	—	—	(6,754)

Shares held in trust	—	—	—	—	(3)	—	—	(3)

Increase in amounts due to noncontrolling interest	—	—	—	—	—	—	381	381

Foreign currency translation adjustments	—	—	—	—	—	50,124	—	50,124

Balances at June 30, 2011	42,955,769	$430	897,516	715,229	(6,266)	65,448	4,486	$1,676,843

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010	Six	Six
($ in thousands) (unaudited)	Months Ended	Months Ended
	June 30, 2011	June 30, 2010

Cash flows used in operating activities:
Net income	$46,687	32,465
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	37,665	35,246
Equity in (earnings) losses from real estate ventures	(2,168)	8,924
Operating distributions from real estate ventures	38	150
Provision for loss on receivables and other assets	9,535	8,142
Amortization of deferred compensation	18,252	19,715
Accretion of interest on deferred business acquisition obligations	10,502	12,221
Amortization of debt issuance costs	2,229	3,088
Change in:
Receivables	(8,556)	8,360
Prepaid expenses and other assets	(621)	(14,520)
Deferred tax assets, net	15,717	7,517
Excess tax benefit from share-based payment arrangements	(5,032)	(710)
Accounts payable, accrued liabilities and accrued compensation	(260,560)	(200,961)
Net cash used in operating activities	(136,312)	(80,363)

Cash flows used in investing activities:
Net capital additions – property and equipment	(36,195)	(13,658)
Business acquisitions	(222,527)	(10,219)
Capital contributions and advances to real estate ventures	(11,957)	(13,945)
Distributions, repayments of advances and sale of investments	12,752	2,715
Net cash used in investing activities	(257,927)	(35,107)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	851,102	763,839
Repayments of borrowings under credit facilities	(588,100)	(630,501)
Payments of deferred business acquisition obligations	(12,602)	(23,252)
Debt issuance costs	(2,475)	(70)
Shares repurchased for payment of employee taxes on stock awards	(9,159)	(5,906)
Excess tax adjustment from share-based payment arrangements	5,032	710
Common stock issued under option and stock purchase programs	913	868
Payment of dividends	(6,754)	(4,487)
Net cash provided by financing activities	237,957	101,201

Net decrease in cash and cash equivalents	(156,282)	(14,269)
Cash and cash equivalents, January 1	251,897	69,263
Cash and cash equivalents, June 30	$95,615	54,994

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,270	8,970
Income taxes, net of refunds	27,216	9,666
Non-cash financing activities:
Deferred business acquisition obligations	$143,526	-
Provision recorded for potential earn-out obligations	3,023	-

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

(1) Interim Information
Our consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, our revenue and profits have tended to be higher in the third and fourth quarters of each year than in the first two quarters. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end while we recognize certain expenses evenly throughout the year. Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared toward the benefit of our clients. Within our Real Estate Services (“RES”) segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended June 30, 2011 and 2010 are not indicative of what our results will be for the full fiscal year.

(2) Significant Accounting Policies

Warehouse Receivables and Facility
In the first quarter of 2011, we acquired certain assets of Atlanta-based Primary Capital™ Advisors. This acquisition expands our capital market service offerings and allows us to better meet our clients’ needs through the originations, sales and servicing of commercial mortgages as a Federal Home Loan Mortgage Corporation (Freddie Mac) Program Plus® Seller/Servicer. We originate mortgages based on contractual purchase commitments from Freddie Mac and then sell these mortgages to Freddie Mac approximately one month following the originations. We receive a contractual loan purchase commitment from Freddie Mac prior to originating mortgages under the Warehouse facility. The Warehouse facility is generally repaid within a one-month period when Freddie Mac buys the loans, while we retain the servicing rights. Loans are generally funded at prevailing market rates.

We carry Warehouse receivables at the lower of cost or fair value based on the commitment price, in accordance with Accounting Standards Codification (“ASC”) 948, Financial Services—Mortgage Banking. At June 30, 2011, all Warehouse receivables included in the accompanying consolidated balance sheet were under commitment to be purchased by Freddie Mac. The commitment price from Freddie Mac is equal to our cost.

We maintain an open-end Warehouse facility with Kemps Landing Capital Company, LLC to fund Warehouse receivables. The Warehouse receivables and facility on our consolidated balance sheet represent non-cash transactions for the Company, and do not impact our reported Interest expense.

Mortgage Servicing Rights
We retain certain servicing rights in connection with the origination and sale of mortgage loans. We record mortgage servicing rights based on the fair value of these rights on the date the loans are sold. The recording of mortgage servicing rights at their fair value results in net gains, which are recorded as revenue in our consolidated statements of operations. At June 30, 2011, we had $2.3 million of mortgage servicing rights carried at the lower of amortized cost or fair value in Identifiable intangible assets on our consolidated balance sheet. We amortize servicing rights in proportion to and over the estimated period that net servicing income is projected to be received.

We evaluate the mortgage servicing assets for impairment on an annual basis, or more often if circumstances or events indicate a change in fair value. Mortgage servicing rights do not actively trade in an open market with readily available observable prices; therefore we determine the fair value of these rights based on certain assumptions and judgments, including the estimation of the present value of future cash flows to be realized from servicing the underlying mortgages.

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

Construction management fees, which are gross construction services revenue net of subcontract costs, were $2.2 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively, and $4.6 million and $3.6 million for the six months ended June 30, 2011 and 2010, respectively. Gross construction services revenue totaled $31.3 million and $36.6 million for the three months ended June 30, 2011 and 2010, respectively, and $74.6 million and $73.9 million for the six months ended June 30, 2011 and 2010, respectively. Subcontract costs totaled $29.1 million and $35.1 million for the three months ended June 30, 2011 and 2010, respectively, and $70.0 million and $70.3 million for the six months ended June 30, 2011 and 2010, respectively.

We include costs in excess of billings on uncompleted construction contracts of $6.4 million and $17.3 million in Trade receivables, and billings in excess of costs on uncompleted construction contracts of $2.7 million and $3.1 million in Deferred income, respectively, in our June 30, 2011 and December 31, 2010 consolidated balance sheets.

Certain contractual arrangements for services provide for the delivery of multiple services. We evaluate revenue recognition for each service to be rendered under these arrangements using criteria set forth in ASC 605-25, “Multiple Element Arrangements.”

Gross and Net Accounting: We follow the guidance of ASC 605-45, “Principal and Agent Considerations,” when accounting for reimbursements received from clients. In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract.

Accordingly, we report a contract that provides a fixed fee billing, fully inclusive of all personnel and other recoverable expenses incurred but not separately scheduled, on a gross basis. When accounting on a gross basis, our reported revenue includes the full billing to our client and our reported expenses include all costs associated with the client. Certain contractual arrangements in our project and development services, including fit-out business activities, and in facility management, tend to have characteristics that result in accounting on a gross basis.

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

Most of our service contracts use the latter structure and we account for them on a net basis. We have always presented reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $359.0 million and $313.6 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $728.3 million and $625.5 million for the six months ended June 30, 2011 and 2010, respectively. This treatment has no impact on operating income, net income or cash flows.

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

For segment reporting we show equity earnings (losses) from real estate ventures within our revenue line, since it is an integral part of our Investment Management segment. Our measure of segment reporting results also excludes restructuring charges and certain acquisition related costs. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results with equity in earnings (losses) from real estate ventures, and without restructuring charges. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

Summarized unaudited financial information by business segment for the three and six months ended June 30, 2011 and 2010 is as follows ($ in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Real Estate Services
Americas
Segment revenue:
Revenue	$346,407	295,485	633,854	523,683
Equity income	1,980	36	2,632	241
	348,387	295,521	636,486	523,924
Operating expenses:
Compensation, operating and administrative expenses	306,353	254,217	575,908	464,666
Depreciation and amortization	9,558	8,861	19,466	17,718
Operating income	$32,476	32,443	41,112	41,540

EMEA
Segment revenue:
Revenue	$218,178	170,762	386,421	322,167
Equity losses	(197)	(15)	(309)	(33)
	217,981	170,747	386,112	322,134
Operating expenses:
Compensation, operating and administrative expenses	205,970	160,554	382,280	316,814
Depreciation and amortization	5,593	4,308	10,503	9,027
Operating income (loss)	$6,418	5,885	(6,671)	(3,707)

Asia Pacific
Segment revenue:
Revenue	$214,378	154,704	379,827	290,349
Equity income	94	-	94	-
	214,472	154,704	379,921	290,349
Operating expenses:
Compensation, operating and administrative expenses	189,749	140,494	346,748	267,592
Depreciation and amortization	3,129	3,094	6,074	6,333
Operating income	$21,594	11,116	27,099	16,424

Investment Management
Segment revenue:
Revenue	$66,332	59,368	133,055	124,782
Equity income (losses)	2,261	(2,817)	(249)	(9,132)
	68,593	56,551	132,806	115,650
Operating expenses:
Compensation, operating and administrative expenses	52,194	46,184	106,812	96,211
Depreciation and amortization	1,070	1,270	1,621	2,169
Operating income	$15,329	9,097	24,373	17,270

Segment Reconciling Items:
Total segment revenue	$849,433	677,523	1,535,325	1,252,057
Reclassification of equity income (losses)	4,138	(2,796)	2,168	(8,924)
Total revenue	845,295	680,319	1,533,157	1,260,981

Total segment operating expenses	$773,616	618,982	1,449,412	1,180,530
Restructuring and acquisition charges	6,112	3,996	6,112	5,116
Operating income	$65,567	57,341	77,633	75,335

(5) Business Combinations, Goodwill and Other Intangible Assets

2011 Business Combinations Activity
In the first six months of 2011, we paid $222.5 million in total for (1) new acquisitions, (2) contingent earn-out consideration for acquisitions completed in prior years, and (3) an increase in ownership in our Indian operation from 80% to 90%. We also paid $12.6 million to satisfy deferred business acquisition obligations, primarily for a deferred payment related to the 2006 Spaulding and Slye acquisition.

In the first quarter of 2011, we completed two acquisitions in the Americas and one acquisition in EMEA. In the United States, we acquired Keystone Partners, a North Carolina-based integrated real estate services firm whose services include agency leasing, investment sales, project management, tenant representation, consulting and property management.  We also acquired certain assets of Atlanta-based Primary Capital™ Advisors, which gives us the ability to operate as a Freddie Mac Program Plus® Seller/Servicer and allows us to originate, sell and service commercial mortgages. In Switzerland, we acquired a Zurich-based business that focuses on capital market transactions and valuations and serves many of our existing clients.

In the second quarter of 2011, we completed two acquisitions in EMEA and we increased the ownership of our Indian operation from 80% to 90%. In April, we completed the acquisition of Bradford McCormack & Associates, one of South Africa’s leading corporate property service providers, increasing our capabilities across service lines in South Africa and neighboring countries.  Effective May 31, 2011, we completed the acquisition of United Kingdom-based international property consultancy King Sturge. The King Sturge acquisition greatly enhances the strength and depth of our service capabilities in the United Kingdom and in continental Europe, adding 43 offices across Europe, including 24 in the United Kingdom.

Terms for the acquisitions completed in the first six months of 2011 included (1) cash paid at closing of approximately $210.4 million, (2) consideration subject only to the passage of time recorded as deferred business acquisition obligations on our consolidated balance sheet at a current fair value of $143.5 million, and (3) additional consideration subject to earn-out provisions that will be paid only if certain conditions are achieved, recorded as an other long-term liability at its current estimated fair value of $3.0 million. These acquisitions resulted in estimates of non-amortizing goodwill of $293.5 million and identifiable intangible assets of $36.1 million that will be amortized over their estimated useful lives of up to 10 years.

The initial accounting for the King Sturge acquisition is not yet complete. Terms of the acquisition agreement include a provision to make adjustments to the cash paid at closing for working capital and other assets based on a final agreed upon set of accounts, which is still in process. The fair value of deferred payments in the King Sturge acquisition was determined based on a discount rate of 3.75%, an estimate of our borrowing rate over this five year period. Also, a current estimate of $32 million for identifiable intangible assets is based on a preliminary valuation, the details of which primarily include trade name, customer relationships and acquired backlog. We anticipate that these intangibles will be amortized over periods ranging from seven months to ten years, with a weighted average life of six years. Also, we anticipate that we will finalize our valuation of assets acquired and liabilities assumed no later than the end of 2011.

The U.K. Office of Fair Trading (OFT) is undertaking a review of the King Sturge transaction from a competition perspective as it is required to do by law. We expect the review to be completed by mid-September 2011. The review is standard OFT practice for significant acquisitions that may affect the U.K. market. In planning the King Sturge transaction we reviewed the likelihood of its raising any regulatory issues and remain satisfied that it does not. We are cooperating fully with the OFT to respond to its inquiries.

Earn-out payments
At June 30, 2011, we had the potential to make earn-out payments on 13 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $155.4 million at June 30, 2011. These amounts could come due at various times over the next four years assuming the achievement of the applicable performance conditions.

Goodwill and Other Intangible Assets
We have $1.8 billion of unamortized intangibles and goodwill as of June 30, 2011. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on intangible and goodwill balances. Of the $1.8 billion of unamortized intangibles and goodwill, we will amortize the $59.3 million of identifiable intangibles over their remaining finite useful lives, and the remaining balance represents goodwill with indefinite useful lives, which we do not amortize.

The following table sets forth, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Real Estate Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2011	$897,299	336,099	193,142	18,168	1,444,708
Additions, net of adjustments	12,735	283,734	6,638	-	303,107
Impact of exchange rate movements	249	23,809	3,297	543	27,898
Balance as of June 30, 2011	$910,283	643,642	203,077	18,711	1,775,713

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	Real Estate Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2011	$83,478	15,340	11,739	142	110,699
Additions	3,099	34,090	-	-	37,189
Impact of exchange rate movements	10	1,040	157	1	1,208
Balance as of June 30, 2011	$86,587	50,470	11,896	143	149,096

Accumulated Amortization
Balance as of January 1, 2011	$(57,200)	(14,948)	(9,384)	(142)	(81,674)
Amortization expense	(3,984)	(1,898)	(748)	-	(6,630)
Impact of exchange rate movements	13	(1,408)	(133)	(1)	(1,529)
Balance as of June 30, 2011	$(61,171)	(18,254)	(10,265)	(143)	(89,833)

Net book value as of June 30, 2011	$25,416	32,216	1,631	-	59,263

Remaining estimated future amortization expense for our intangibles with finite useful lives ($ in millions):

2011	$15.0
2012	12.7
2013	7.7
2014	6.8
2015	5.8
2016	2.5
Thereafter	8.8
Total	$59.3

(6) Investments in Real Estate Ventures
As of June 30, 2011, we had total investments in real estate ventures of $182.4 million that we account for under the equity method of accounting. These equity investments are primarily investments in approximately 40 separate property or fund co-investments with which we have an advisory agreement. Our ownership percentages in these co-investments range from less than 1% to approximately 10%.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At June 30, 2011, our maximum potential unfunded commitment to LIC I is euro 7.5 million ($10.8 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At June 30, 2011, LIC II has unfunded capital commitments to the underlying funds for future funding of co-investments of $220.6 million, of which our 48.78% share is $107.6 million. The $107.6 million commitment is part of our maximum potential unfunded total commitment to LIC II at June 30, 2011 of $307.1 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next one to two years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital. At June 30, 2011, no bridge financing arrangements were outstanding.

As of June 30, 2011, LIC II maintains a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs.

The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $29.3 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $307.1 million. As of June 30, 2011, LIC II had $55.0 million of outstanding borrowings on the facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.6 million as of June 30, 2011.

As of June 30, 2011, $22.6 million of our $182.4 million of investments in real estate ventures were in entities classified as variable interest entities (“VIEs”) that we analyzed for potential consolidation under Accounting Standards Update (“ASU”) 2009-17. We evaluated each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity’s economic performance. We determined that the key activities for each of these VIEs include purchasing, leasing, approving annual operating budgets, directing day-to-day operating activities, and selling of real estate properties. In each case, we determined that we either (a) did not have the power to direct the key activities or (b) shared power with investors, lenders, or other actively-involved third parties in directing such activities. Additionally, our exposure to loss in these VIEs is limited to the amount of our investment in the entities. Therefore, we concluded that we would not be deemed to (i) have a controlling financial interest in or (ii) be the primary beneficiary of these VIEs. Accordingly, we do not consolidate these VIEs in our consolidated financial statements.

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

Equity income (losses) included impairment charges of $2.9 million in the first six months of 2011 and $8.7 million in the first six months of 2010, representing our equity share of the impairment charges against individual assets held by our real estate ventures. Over time, declines in real estate markets have adversely impacted our rental income assumptions and forecasted exit capitalization rates, resulting in our determination that certain real estate investments had become impaired. It is reasonably possible that if real estate values decline we may incur impairment charges on our investments in real estate ventures in future periods.

(7) Stock-based Compensation

Restricted Stock Unit Awards
Along with cash base salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program for Company officers, managers and professionals.

Restricted stock unit activity for the three months ended June 30, 2011 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Shares	Grant Date	Remaining	Intrinsic Value
	(thousands)	Fair Value	Contractual Life	($ in millions)
Unvested at April 1, 2011	2,112.6	$58.05
Granted	10.0	93.23
Vested	(20.3)	83.00
Forfeited	(17.8)	45.92
Unvested at June 30, 2011	2,084.5	$58.08	1.64 years	$192.2

Restricted stock unit activity for the six months ended June 30, 2011 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Shares	Grant Date	Remaining	Intrinsic Value
	(thousands)	Fair Value	Contractual Life	($ in millions)
Unvested at January 1, 2011	2,085.6	$50.47
Granted	394.1	89.41
Vested	(370.5)	49.19
Forfeited	(24.7)	49.25
Unvested at June 30, 2011	2,084.5	$58.08	1.64 years	$192.2
Unvested shares expected to vest	2,015.9	$58.18	1.65 years	$185.9

We determine the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of June 30, 2011, we had $39.9 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units granted through June 30, 2011 over varying periods into 2016.

Shares vesting during the six months ended June 30, 2011 and 2010 had fair values of $18.2 million and $16.3 million, respectively.

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

As of June 30, 2011, we have approximately 10,000 options outstanding with a weighted average price of $18.73, all of which vested prior to 2009. Accordingly, we recognized no compensation expense related to unvested options for the first six months of 2011.

Approximately 17,000 options were exercised during the first six months of 2011, having an intrinsic value of $1.3 million.  As a result of these exercises, we received cash of $0.3 million.  For the same period in 2010, approximately 11,000 options were exercised, having an intrinsic value of $0.5 million. As a result of these exercises, we received cash of $0.3 million.

Other Stock Compensation Programs
U.S. Employee Stock Purchase Plan - Since 1998, we have provided an Employee Stock Purchase Plan ("ESPP") for eligible U.S.-based employees. Since April 1, 2009, program periods are one month in length, and purchases are broker-assisted on the open market at no discount to market prices. We do not record any compensation expense with respect to this program.

SAYE – The Jones Lang LaSalle Savings Related Share Option Plan (“Save As You Earn” or “SAYE”) is for eligible employees of our United Kingdom and Ireland based operations. Under this plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. The options to purchase stock with such savings vest over a period of three or five years. In the first quarter of 2011, the Company issued approximately 17,000 options at an exercise price of $83.72 under the SAYE plan. No options were issued in the second quarter of 2011. The fair values of the options granted under this plan are amortized over their respective vesting periods. At June 30, 2011, there were approximately 340,000 options outstanding under the SAYE plan.

(8) Retirement Plans
We maintain contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. With the second quarter King Sturge acquisition we acquired another defined benefit plan in the United Kingdom. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31st measurement date for our plans. We are currently in the process of finalizing the valuation of the pension plan acquired from King Sturge.

Net periodic pension cost consisted of the following for the six months ended June 30, 2011 and 2010 ($ in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Employer service cost - benefits earned during the period	$835	659	1,645	1,273
Interest cost on projected benefit obligation	2,809	2,528	5,556	4,971
Expected return on plan assets	(3,415)	(2,910)	(6,757)	(5,701)
Net amortization/deferrals	321	330	636	652
Recognized actual losses	56	56	112	114
Net periodic pension cost	$606	663	1,192	1,309

The expected return on plan assets, included in net periodic pension cost, is based on forecasted long-term rates of return on plan assets of each individual plan; across our plans, expected returns range from 3.30% to 7.00%.

For the six months ended June 30, 2011, we have made $13.0 million in payments to our defined benefit pension plans, including $9.3 million contributed to the defined benefit plan that was acquired with the King Sturge acquisition. We expect to contribute a total of $7.7 million to our defined benefit pension plans in the next six months. We made $7.0 million of contributions to these plans in the twelve months ended December 31, 2010.

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

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair value of these contracts based on widely accepted valuation techniques. The inputs for these valuation techniques are primarily Level 2 inputs. In the second quarter of 2011, we recognized a net gain of $3.2 million from the revaluation of these forward contracts, as well as a net loss associated with the revaluation of intercompany loans hedged by these forward contracts such that the net impact to earnings was not significant. At June 30, 2011, these forward exchange contracts had a gross notional value of $1.4 billion ($535 million on a net basis). The net receivable value of these forward contracts, $3.2 million, was recorded on our consolidated balance sheet as a current asset of $5.6 million and a current liability of $2.4 million at June 30, 2011.

We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. The values of the assets and liabilities of this plan are determined based on the returns of certain mutual funds and other securities. The inputs for this valuation are primarily Level 2 inputs in the fair value hierarchy. This plan is recorded on our consolidated balance sheet at June 30, 2011 as Other long-term assets of $40.1 million, Other long-term liabilities of $47.2 million, and as a reduction of equity, Shares held in trust of $6.3 million.

See Note 6, Investments in Real Estate Ventures, for discussion of our processes for evaluating investments in real estate ventures for impairment on a quarterly basis. The inputs to this quarterly impairment analysis are Level 3 inputs in the fair value hierarchy.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, receivables, accounts payable, short-term borrowings, borrowings under our credit facility and foreign currency forward contracts. The carrying values of cash and cash equivalents, receivables, accounts payable, short-term borrowings and warehouse facility approximate their estimated fair values due to the short maturity of these instruments. We record warehousing receivables at fair value based on the commitment price, in accordance with ASC 948, Financial Services—Mortgage Banking.

The estimated fair value of our borrowings under our credit facility approximates their carrying value due to their variable interest rate terms. The fair value of our foreign currency forward contracts is disclosed above. At June 30, 2011, we have no recurring fair value measurements for financial assets and liabilities that are based on unobservable inputs or Level 3 inputs.

(10) Earnings Per Share and Net Income Attributable to Common Shareholders
We calculate earnings per share by dividing net income available to common shareholders by weighted average shares outstanding. To calculate net income attributable to common shareholders, we subtract dividend-equivalents (net of tax) paid on outstanding but unvested shares of restricted stock units from net income in the period the dividend is declared. Included in the calculations of net income attributable to common shareholders are dividend-equivalents of $0.2 million net of tax, declared and paid in the second quarter of 2011, and $0.2 million net of tax, declared and paid in the second quarter of 2010.

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

The following table details the calculations of basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010 ($ in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Net income attributable to the Company	$44,096	31,975	45,586	32,219
Dividends on unvested common stock, net of tax benefit	236	218	236	218
Net income attributable to common shareholders	$43,860	31,757	45,350	32,001

Basic weighted average shares outstanding	42,933,918	42,037,112	42,890,599	41,975,448
Basic income per common share before dividends on unvested common stock	$1.03	0.76	1.06	0.77
Dividends on unvested common stock, net of tax benefit	(0.01)	-	-	(0.01)
Basic earnings per common share	$1.02	0.76	1.06	0.76

Diluted weighted average shares outstanding	44,473,320	44,249,698	44,390,612	44,085,326
Diluted income per common share beofre dividends on unvested common stock	$0.99	0.72	1.03	0.73
Dividends on unvested common stock, net of tax benefit	-	-	(0.01)	-
Diluted earnings per common share	$0.99	0.72	1.02	0.73

(11) Comprehensive Income (Loss)
For the three and six months ended June 30, 2011 and 2010, our comprehensive income (loss) was as follows ($ in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Net income	$45,087	32,053	46,687	32,465
Other comprehensive income (loss):
Foreign currency translation adjustments	14,739	(25,368)	50,124	(49,556)
Comprehensive income (loss)	59,826	6,685	96,811	(17,091)

Comprehensive income attributable to noncontrolling interest	991	78	1,101	246

Comprehensive income (loss) attributable to the Company	$58,835	6,607	95,710	(17,337)

(12) Debt

In June 2011, we amended our $1.1 billion credit facility (the “Facility”) to, among other things: (1) reset pricing, (2) terminate the $195 million term loan portion of the Facility, (3) increase the $900 million revolving loan to $1.1 billion, (4) extend the maturity to June 2016 and (5) permit the add-back of certain integration and retention costs associated with King Sturge and other acquisitions to the adjusted EBITDA and EBIT that are used in certain credit facility calculations. There are currently 18 banks participating in the Facility and the Facility remains unsecured.  As of June 30, 2011, we had $444.0 million outstanding on the Facility.  The average outstanding borrowings under the Facility were $435.8 million during the six months ended June 30, 2011.

In addition to our Facility, we have the capacity to borrow up to an additional $50.6 million under local overdraft facilities. At June 30, 2011 we had short-term borrowings (including capital lease obligations and local overdraft facilities) of $45.2 million outstanding, of which $31.3 million was attributable to local overdraft facilities.

Pricing on the Facility ranges from LIBOR plus 112.5 basis points to LIBOR plus 225.0 basis points. As of June 30, 2011, pricing on the Facility was LIBOR plus 162.5 basis points. The effective interest rate on our debt was 1.9% in the second quarter of 2011, compared with 4.0% in the second quarter of 2010.

Under the Facility, we must maintain a leverage ratio not exceeding 3.50 to 1 through September 2013 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 3.00 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facility) are, among other things, (1) an add-back for stock compensation expense, (2) the addition of the EBITDA of acquired companies earned prior to acquisition, as well as (3) add-backs for certain impairment and non-recurring charges. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of cash acquisitions and co-investment. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facility. We remain in compliance with all covenants as of June 30, 2011.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and acquisitions.

(13) Commitments and Contingencies
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

In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practices liability insurance coverage on a “claims made” basis. The level of risk retained by our captive is up to $2.5 million per claim (depending upon the location of the claim) and up to $12.5 million in the aggregate.

When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost when probable and estimable. The accrual for professional indemnity insurance claims facilitated through our captive insurance company, which relate to multiple years, were $4.7 million and $3.0 million, and the related receivables from third party insurers were $0.6 million and $0.9 million, as of June 30, 2011 and December 31, 2010, respectively.

(14) Subsequent Events
In August 2011, we completed the acquisition of Trinity Funds Management, an Australian property fund management business based in Brisbane, Australia, with approximately $690 million of assets under management. This acquisition will increase LaSalle Investment Management’s Asia Pacific assets under management to $8.8 billion, and the increased presence in Australia provides us with a more competitive position in a country where we foresee strong growth opportunities for both domestic-to-domestic and domestic-to-global real estate investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and six months ended June 30, 2011, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, which are included in our 2010 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com). You should also refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our 2010 Annual Report on Form 10-K.

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

Property and Equipment— We review property and equipment owned or under capital lease for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in the first six months of 2011 or for the entire year of 2010.

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

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. We determined that no indicators of impairments existed in the first six months of 2011, since our market capitalization has consistently exceeded our book value by a significant margin and our forecasts of EBITDA and cash flows generated by each of our reporting units appear sufficient to support the book values of net assets of each of these reporting units. As a result, we have not changed our conclusion that goodwill is not impaired. However, it is possible our determination that goodwill for a reporting unit is not impaired could change in the future if both economic conditions and our operating performance deteriorate. We will continue to monitor the relationship between the Company’s market capitalization and book value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the book values of the net assets of their respective businesses.

Investments in Real Estate Ventures— We review investments in real estate ventures on a quarterly basis for (1) indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments in real estate ventures and (2) whether our investment in these co-investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments, in determining whether or not our investment is other than temporarily impaired.

Equity income (losses) included impairment charges of $2.9 million in the first six months of 2011 and $8.7 million in the first six months of 2010, representing our equity share of the impairment charges against individual assets held by our real estate ventures. Over time, declines in real estate markets have adversely impacted our rental income assumptions and forecasted exit capitalization rates, resulting in our determination that certain real estate investments had become impaired. It is reasonably possible that if real estate values decline we may incur impairment charges on our investments in real estate ventures in future periods.

Interim Period Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which we typically pay to our employees in the first or second quarter of the year after it is earned. In our interim consolidated financial statements, we accrue for most incentive compensation based on (1) a percentage of compensation costs and (2) an adjusted operating income recorded to date, relative to forecasted compensation costs and adjusted operating income for the full year, as substantially all incentive compensation pools are based upon full year results. As noted in “Interim Information” of Note 1 of the notes to consolidated financial statements, quarterly revenue and profits have historically tended to be higher in the third and fourth quarters of each year than in the first two quarters. The impact of this incentive compensation accrual methodology is that we accrue smaller percentages of incentive compensation in the first half of the year compared to the percentage of our incentive compensation we accrue in the third and fourth quarters. We exclude incentive compensation pools that are not subject to the normal performance criteria from the standard accrual methodology and accrue for them on a straight-line basis.

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

The table below sets forth the amortization expense related to the Stock Ownership Program for the three months and six months ended June 30, 2011 and 2010 ($ in millions):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Current compensation expense amortization for prior year programs	$3.8	4.1	8.4	11.6
Current deferral of compensation net of related amortization	(2.9)	(2.7)	(4.4)	(4.6)

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The accrual balances for the program related to 2011 and 2010 are $12.6 million and $0.4 million, respectively, at June 30, 2011.

The table below sets out certain information related to the cost of the health insurance program for the three months and six months ended June 30, 2011 and 2010 ($ in millions):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Expense to Company	$8.9	7.1	16.5	13.2
Employee contributions	2.7	2.0	5.0	3.7
Adjustment to prior year reserve	0.4	—	0.4	—
Total program cost	$12.0	9.1	21.9	16.9

•   Workers’ Compensation Insurance – Given our historical experience that our workforce has had fewer injuries than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income through the three months ended June 30, 2011 and 2010 were $0.8 million and $1.0 million, respectively. The credits taken to income through the six months ended June 30, 2011 and 2010 were $1.5 million and $1.9 million, respectively.

The accruals, which can relate to multiple years, were $17.7 million and $15.9 million, as of June 30, 2011 and December 31, 2010, respectively.

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

Professional indemnity insurance claims can be complex and take a number of years to resolve. Within our captive insurance company, we estimate the ultimate cost of these claims by way of specific claim accruals developed through periodic reviews of the circumstances of individual claims, as well as accruals against current year exposures on the basis of our historic loss ratio. The increase in the level of risk retained by the captive means we would expect that the amount and the volatility of our estimated  accruals to increase over time. With respect to the consolidated financial statements, when a potential loss event occurs, management estimates the ultimate cost of the claims and accrues the related cost when probable and estimable.

The accrual for professional indemnity insurance claims facilitated through our captive insurance company, which relate to multiple years, were $4.7 million and $3.0 million, and the related receivables from third party insurers were $0.6 million and $0.9 million, as of June 30, 2011 and December 31, 2010, respectively.

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

Within our RES segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended June 30, 2011 and 2010 are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications
We report “Equity in earnings (losses) from real estate ventures” in the consolidated statement of operations after “Operating income (loss).” However, for segment reporting we reflect “Equity in earnings (losses) from real estate ventures” within “Total revenue.” See Note 4 of the notes to consolidated financial statements for “Equity in earnings (losses) from real estate ventures” reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 4) measures segment results with “Equity in earnings (losses) from real estate ventures” included in segment revenue.

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

In order to provide more meaningful year-over-year comparisons of our reported results, we have included in the table below both the U.S. dollar and local currency movements in the consolidated statements of earnings ($ in millions).

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
	June 30, 2011	June 30, 2010	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$281.4	234.4	47.0	20%	16%
Capital Markets and Hotels	103.6	63.6	40.0	63%	49%
Property & Facilities Management	197.4	168.4	29.0	17%	10%
Project & Development Services	107.2	80.8	26.4	33%	24%
Advisory, Consulting and Other	89.4	73.7	15.7	21%	15%
LaSalle Investment Management	66.3	59.4	6.9	12%	4%
Total revenue	$845.3	680.3	165.0	24%	17%

Compensation and benefits	544.2	438.4	105.8	24%	18%
Operating, administrative and other	210.0	163.1	46.9	29%	22%
Depreciation and amortization	19.4	17.5	1.9	11%	7%
Restructuring and acquisition charges	6.1	4.0	2.1	n.m.	n.m.
Total operating expenses	779.7	623.0	156.7	25%	18%
Operating income	$65.6	57.3	8.3	14%	9%
(n.m. - not meaningful)

	Six Months	Six Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2011	June 30, 2010	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$491.2	404.7	86.5	21%	19%
Capital Markets and Hotels	169.7	115.9	53.8	46%	37%
Property & Facilities Management	383.8	328.7	55.1	17%	11%
Project & Development Services	200.9	149.1	51.8	35%	29%
Advisory, Consulting and Other	154.5	137.8	16.7	12%	8%
LaSalle Investment Management	133.1	124.8	8.3	7%	1%
Total revenue	$1,533.2	1,261.0	272.2	22%	17%

Compensation and benefits	1,005.6	825.8	179.8	22%	17%
Operating, administrative and other	406.2	319.5	86.7	27%	23%
Depreciation and amortization	37.7	35.2	2.5	7%	4%
Restructuring and acquisition charges	6.1	5.1	1.0	n.m.	n.m.
Total operating expenses	1,455.6	1,185.6	270.0	23%	18%
Operating income	$77.6	75.4	2.2	3%	(3%)
(n.m. - not meaningful)

Revenue for the second quarter of 2011 was $845 million, resulting in a year-over-year increase of 24% in U.S. dollars and 17% in local currency. This increase was due to strong growth in all Real Estate Service (“RES”) segments, with all RES segments growing at least 15% year-over-year in local currency. Revenue for the first six months of 2011 was $1.5 billion, resulting in a year-over-year increase of 22% in U.S. dollars and 17% in local currency. Similar to the second quarter, year-over–year revenue growth for the first six months was due to strong growth in all RES segments.

Total operating expenses increased year-over-year for both the second quarter and first six months of 2011, increasing 18% in local currency for both comparable periods. These increases were primarily due to variable costs to support revenue growth and build the firm’s pipeline for the second half of the year. In 2011, total operating expenses include $6 million of Restructuring and acquisition charges and $2 million of intangible amortization related to the King Sturge acquisition completed in EMEA.

Net interest expense decreased year-over-year due primarily to a decrease in our effective borrowing rate and a decrease in accretive interest expense recognized for deferred business acquisitions obligations. Net interest expense was $10 million in the second quarter of 2011 and $18 million for the first six months of 2011, compared to $13 million in the second quarter of 2010 and $24 million for the first six months of 2010.

Equity in income from real estate ventures was $4 million in the second quarter of 2011 and $2 million for the first six months of 2011, compared to losses of $3 million in the second quarter of 2010 and losses of $9 million for the first six months of 2010.  This year-over-year improvement was due to gains on sales of assets within the ventures combined with a decrease in impairment related charges as real estate market conditions have generally improved. We recognized impairment charges of $2.9 million and $8.7 million in the first six months of 2011 and 2010, respectively.

The effective tax rate for the second quarter of 2011 was 25.0% based on our forecasted results for the full year.

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

Real Estate Services

Americas

($ in millions)	Three Months	Three Months			Change in
	Ended	Ended	Change in		Local
	June 30, 2011	June 30, 2010	U.S. dollars		Currency
Leasing	$171.7	151.4	20.3	13%	13%
Capital Markets and Hotels	31.7	14.3	17.4	122%	121%
Property & Facility Management	74.2	62.4	11.8	19%	18%
Project & Development Services	40.8	38.5	2.3	6%	5%
Advisory, Consulting and Other	28.0	28.9	(0.9)	(3%)	(3%)
Equity earnings	2.0	-	2.0	n.m.	n.m.
Total segment revenue	$348.4	295.5	52.9	18%	17%

Operating expense	315.9	263.1	52.8	20%	20%
Operating income	$32.5	32.4	0.1	0%	0%
(n.m. - not meaningful)

($ in millions)	Three Months	Three Months			Change in
	Ended	Ended	Change in		Local
	June 30, 2011	June 30, 2010	U.S. dollars		Currency
Leasing	$314.8	257.6	57.2	22%	22%
Capital Markets and Hotels	51.5	23.8	27.7	116%	116%
Property & Facility Management	141.0	120.4	20.6	17%	16%
Project & Development Services	78.0	70.1	7.9	11%	11%
Advisory, Consulting and Other	48.6	51.8	(3.2)	(6%)	(6%)
Equity earnings	2.6	0.2	2.4	n.m.	n.m.
Total segment revenue	$636.5	523.9	112.6	21%	21%

Operating expense	595.4	482.4	113.0	23%	23%
Operating income	$41.1	41.5	(0.4)	(1%)	(1%)
(n.m. - not meaningful)

Second-quarter revenue in the Americas region was $348 million, an increase of $53 million, or 17% in local currency, over the prior year, led by Leasing and by Capital Markets & Hotels, which more than doubled to $32 million. Year-to-date revenue in the region was $636 million in 2011 compared with $524 million in 2010, an increase of 21%.

Operating expenses were $316 million in the second quarter, 20% higher than a year ago, 19% in local currency.  Year-to-date operating expenses were $595 million, compared with $482 million for the same period in 2010, an increase of 23% in U.S. dollars and local currency. Included in operating expenses were costs related to new business generation, such as travel and marketing, which will contribute to seasonal revenue growth in the second half of the year, as well as higher costs for service level requirements that have resulted from several recent business wins. Operating income margin in the region decreased by 1.7% year over year in the second quarter of 2011.

EMEA

	Three Months	Three Months			Change in
	Ended	Ended	Change in		Local
($ in millions)	June 30, 2011	June 30, 2010	U.S. dollars		Currency
Leasing	$60.5	46.8	13.7	29%	18%
Capital Markets and Hotels	38.1	32.0	6.1	19%	5%
Property & Facility Management	34.4	35.1	(0.7)	(2%)	(12%)
Project & Development Services	46.2	27.6	18.6	67%	49%
Advisory, Consulting and Other	39.0	29.2	9.8	34%	24%
Equity losses	(0.2)	-	(0.2)	n.m.	n.m.
Total segment revenue	$218.0	170.7	47.3	28%	15%

Operating expense	211.6	164.9	46.7	28%	19%
Operating income	$6.4	5.8	0.6	10%	n.m.
(n.m. - not meaningful)

	Six Months	Six Months			Change in
	Ended	Ended	Change in		Local
($ in millions)	June 30, 2011	June 30, 2010	U.S. dollars		Currency
Leasing	$97.6	85.5	12.1	14%	8%
Capital Markets and Hotels	66.7	58.2	8.5	15%	5%
Property & Facility Management	70.3	69.6	0.7	1%	(5%)
Project & Development Services	84.6	53.6	31.0	58%	48%
Advisory, Consulting and Other	67.2	55.3	11.9	22%	16%
Equity losses	(0.3)	-	(0.3)	n.m.	n.m.
Total segment revenue	$386.1	322.2	63.9	20%	13%

Operating expense	392.8	325.9	66.9	21%	15%
Operating loss	$(6.7)	(3.7)	(3.0)	81%	n.m.
(n.m. - not meaningful)

EMEA’s revenue in the second quarter of 2011 was $218 million compared with $171 million in 2010, an increase of 28%, 15% in local currency. The most significant component of the revenue increase was in Project & Development Services (“PDS”), which includes the region’s fit-out business where gross contracts include subcontractor costs. PDS revenue increased 49% in local currency as compared with the second quarter of 2010.  Year-to-date revenue in the region was $386 million in 2011, compared with $322 million in 2010, an increase of 20%, 13% in local currency.

In May 2011, the firm completed the merger with international property consultancy King Sturge. The merger greatly enhances the firm’s strength and depth of service capabilities for clients across the EMEA region.

Operating expenses, including $2 million of King Sturge intangibles amortization, were $212 million in the second quarter, an increase of 28% from the prior year, 19% in local currency.  Subcontractor costs related to the PDS business line increased by more than $10 million compared with the prior year. Year-to-date operating expenses were $393 million, an increase of 21%, 15% in local currency.

Asia Pacific

($ in millions)	Three Months	Three Months			Change in
	Ended	Ended	Change in		Local
	June 30, 2011	June 30, 2010	U.S. dollars		Currency
Leasing	$49.2	36.2	13.0	36%	25%
Capital Markets and Hotels	33.8	17.3	16.5	95%	71%
Property & Facility Management	88.8	70.9	17.9	25%	14%
Project & Development Services	20.2	14.7	5.5	37%	27%
Advisory, Consulting and Other	22.4	15.6	6.8	44%	32%
Equity earnings	0.1	-	0.1	n.m.	n.m.
Total segment revenue	$214.5	154.7	59.8	39%	26%

Operating expense	192.9	143.6	49.3	34%	23%
Operating income	$21.6	11.1	10.5	95%	71%
(n.m. - not meaningful)

($ in millions)	Six Months	Six Months			Change in
	Ended	Ended	Change in		Local
	June 30, 2011	June 30, 2010	U.S. dollars		Currency
Leasing	$78.8	61.6	17.2	28%	19%
Capital Markets and Hotels	51.5	33.9	17.6	52%	37%
Property & Facility Management	172.5	138.7	33.8	24%	15%
Project & Development Services	38.3	25.4	12.9	51%	42%
Advisory, Consulting and Other	38.7	30.7	8.0	26%	17%
Equity earnings	0.1	-	0.1	n.m.	n.m.
Total segment revenue	$379.9	290.3	89.6	31%	21%

Operating expense	352.8	273.9	78.9	29%	19%
Operating income	$27.1	16.4	10.7	65%	51%
(n.m. - not meaningful)

Revenue in Asia Pacific was $215 million for the second quarter of 2011, compared with $155 million for the same period in 2010, an increase of 39%, 26% in local currency.  The year-over-year increase was largely driven by growth in Greater China, India and Australia. Year-to-date revenue in the region was $380 million in 2011, an increase of 31% compared with the same period in 2010, 21% in local currency.

Operating expenses for the region were $193 million for the quarter, an increase of 34%, 22% in local currency on a year-over-year basis.  The increase was principally due to staff and vendor costs that related to a higher volume of PDS work as well as other corporate client activities.  Operating expenses were $353 million for the first half of 2011, compared with $274 million in 2010, an increase of 29%, 19% in local currency.

Investment Management

	Three Months	Three Months			Change in
	Ended	Ended	Change in		Local
($ in millions)	June 30, 2011	June 30, 2010	U.S. dollars		Currency
Advisory fees	$64.7	56.0	8.7	16%	8%
Transaction and Incentive fees	1.6	3.4	(1.8)	(53%)	(59%)
Equity earnings (losses)	2.3	(2.8)	5.1	n.m.	n.m.
Total segment revenue	$68.6	56.6	12.0	21%	13%

Operating expense	53.3	47.5	5.8	12%	5%
Operating income	$15.3	9.1	6.2	68%	54%
(n.m. - not meaningful)

	Six Months	Six Months			Change in
	Ended	Ended	Change in		Local
($ in millions)	June 30, 2011	June 30, 2010	U.S. dollars		Currency
Advisory fees	$126.0	114.4	11.6	10%	5%
Transaction and Incentive fees	7.1	10.4	(3.3)	(32%)	(38%)
Equity losses	(0.3)	(9.1)	8.8	n.m.	n.m.
Total segment revenue	$132.8	115.7	17.1	15%	9%

Operating expense	108.4	98.4	10.0	10%	6%
Operating income	$24.4	17.3	7.1	41%	29%
(n.m. - not meaningful)

LaSalle Investment Management’s second-quarter Advisory fees were $65 million, 16% higher than a year ago, 8% in local currency, driven primarily by a higher level of assets under management in the public securities business. Year-to-date Advisory fees were $126 million, compared with $114 million through the first six months of 2010, an increase of 10%, 5% in local currency. The business recognized $1 million of Transaction fees from asset purchases and $2 million of equity earnings during the quarter.

During the quarter, LaSalle Investment Management raised $2.3 billion of net equity, primarily in the public securities business.  Assets under management were $45.3 billion, up from $43.0 billion in the first quarter of 2011.

Consolidated Cash Flows

Cash Flows Used In Operating Activities
During the first six months of 2011, we used $136 million of cash for operating activities, an increase of $56 million from the $80 million used in the first six months of 2010. The year-over-year increase in cash used for operating activities was driven by an increase in annual incentive compensation paid in 2011 for 2010 performance compared with amounts paid in 2010 for 2009 performance, and was also a result of continued revenue growth and the related increase in working capital requirements to support this growth.

Cash Flows Used In Investing Activities
We used $258 million of cash for investing activities in the first six months of 2011, a $223 million increase from the $35 million used in the six months of 2010. The $223 million increase was driven by a $23 million increase in capital expenditures and a $212 million increase in cash used for acquisitions, partially off-set by a net $12 million decrease in cash used for co-investment activity. In the first half of 2011, we paid $223 million for acquisitions, consisting of $174 million net cash paid for the King Sturge acquisition, $22 million to acquire a portion of the minority interest in our Indian operations, $15 million for four new acquisitions and $12 million for contingent earn-out consideration paid for acquisitions completed in prior years.

Cash Flows Provided By Financing Activities
Financing activities provided $238 million of net cash in the first six months of 2011, a $137 million increase from the $101 million provided by financing activities in the first six months of 2010. This increase was primarily due to a net $130 million increase in borrowings under our credit facility, driven by the increase in cash used for acquisitions noted in the cash flows used in investing activities section above.

Liquidity and Capital Resources

Historically, we have financed our operations, co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities

In June 2011, we amended our $1.1 billion credit facility (the “Facility”) to, among other things: (1) reset pricing, (2) terminate the $195 million term loan portion of the Facility, (3) increase the $900 million revolving loan to $1.1 billion, (4) extend the maturity to June 2016 and (5) permit the add-back of certain integration and retention costs associated with King Sturge and other acquisitions to the adjusted EBITDA and EBIT that are used in certain credit facility calculations. There are currently 18 banks participating in the Facility and the Facility remains unsecured.  As of June 30, 2011, we had $444.0 million outstanding on the Facility.  The average outstanding borrowings under the Facility were $435.8 million during the six months ended June 30, 2011.

In addition to our Facility, we have the capacity to borrow up to an additional $50.6 million under local overdraft facilities. At June 30, 2011 we had short-term borrowings (including capital lease obligations and local overdraft facilities) of $45.2 million outstanding, of which $31.3 million was attributable to local overdraft facilities.

Pricing on the Facility ranges from LIBOR plus 112.5 basis points to LIBOR plus 225.0 basis points, based on market rates. As of June 30, 2011, pricing on the Facility was LIBOR plus 162.5 basis points. The effective interest rate on our debt was 1.9% in the second quarter of 2011, compared with 4.0% in the second quarter of 2010. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2010 or the first six months of 2011, and none were outstanding as of June 30, 2011.

Under the Facility, we must maintain a leverage ratio not exceeding 3.50 to 1 through September 2013 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 3.00 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facility) are, among other things, (1) an add-back for stock compensation expense, (2) the addition of the EBITDA of acquired companies earned prior to acquisition, as well as (3) add-backs for certain impairment and non-recurring charges. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of cash acquisitions and co-investment. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facility. We are in compliance with all covenants as of June 30, 2011.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures, acquisitions and general corporate purposes. We believe that the Facility, together with our local borrowing facilities and cash flow generated from operations, will provide adequate liquidity and financial flexibility to meet our current needs.

Co-investment Activity
As of June 30, 2011, we had total investments in real estate ventures of $182.4 million that were accounted for under the equity method of accounting. These equity investments are primarily investments in approximately 40 separate property or fund co-investments with which we have an advisory agreement. Our ownership percentages in these co-investments range from less than 1% to approximately 10%.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At June 30, 2011, our maximum potential unfunded commitment to LIC I is euro 7.5 million ($10.8 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At June 30, 2011, LIC II has unfunded capital commitments to the underlying funds for future fundings of co-investments of $220.6 million, of which our 48.78% share is $107.6 million. The $107.6 million commitment is part of our maximum potential unfunded total commitment to LIC II at June 30, 2011 of $307.1 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next one to two years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control or bridge finance existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital. At June 30, 2011, no bridge financing arrangements were outstanding.

As of June 30, 2011, LIC II maintains a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $29.3 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $307.1 million. As of June 30, 2011, LIC II had $55.0 million of outstanding borrowings on the facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.6 million as of June 30, 2011.

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

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At June 30, 2011, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2010 or in the first six months of 2011. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and restricted stock unit grants made under our existing stock plans.

We paid a semi-annual cash dividend of $0.15 per share of our common stock during the second quarter of 2011. The dividend payment was made on June 15, 2011, to holders of record at the close of business on May 16, 2011. A dividend-equivalent in the same per share amount also was paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan. There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by the Company's Board of Directors.

Capital Expenditures and Business Acquisitions
Capital expenditures for the first six months of 2011 were $36.2 million, compared to $13.7 million for the first six months of 2010. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space.

In the first six months of 2011, we used $222.5 million in connection with acquisitions. We also paid $12.6 million for deferred business acquisition obligations related to acquisitions we completed in prior years. Terms for our acquisitions completed in prior years included some or all of the following: cash paid at closing, provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaling $438.8 million at June 30, 2011 on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At June 30, 2011, we had the potential to make earn-out payments on 13 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $155.4 million at June 30, 2011. These amounts could come due at various times over the next four years assuming the achievement of the applicable performance conditions.

Our 2007 acquisition of Indian real estate services company Trammell Crow Meghraj (TCM) and the subsequent merger of TCM into the Company’s India operations includes provisions for a payment to be made in 2014 for the repurchase of the remaining shares exchanged in the merger of TCM into the Company’s India operations. This payment will be based on future performance of these operations and accordingly is not quantifiable at this time. An estimate of this obligation based on the original value of shares exchanged is reflected on our consolidated balance sheet within the Minority shareholder redemption liability.

Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC I and LIC II, unconsolidated joint ventures which serve as our vehicles for substantially all co-investment activity, for future fundings of co-investments in underlying funds totaling a maximum of $317.9 million as of June 30, 2011. See our discussion of unfunded commitments in the “Co-investment Activity” discussion above, but still within this Liquidity and Capital Resources section.

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our credit facility. Our average outstanding borrowings under the Facility were $435.8 million during the six months ended June 30, 2011, and the effective interest rate was 1.9%. As of June 30, 2011, we had $444.0 million outstanding under the Facility. The Facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We entered into no such agreements in 2010 or the first six months of 2011, and we had no such agreements outstanding at June 30, 2011.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue outside of the United States totaled 58% and 56% of our total revenue for each of the six months ended June 30, 2011 and 2010, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the euro (14% of revenue for the six months ended June 30, 2011) and the British pound (11% of revenue for the six months ended June 30, 2011).

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
In the second quarter of 2011, we recognized a net gain of $3.2 million from the revaluation of these forward contracts, as well as a net loss associated with the revaluation of intercompany loans hedged by these forward contracts such that the net impact to earnings was not significant. At June 30, 2011, these forward exchange contracts had a gross notional value of $1.4 billion ($535 million on a net basis). The net receivable value of these forward contracts, $3.2 million, was recorded on our balance sheet as a current asset of $5.6 million and a current liability of $2.4 million at June 30, 2011.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of June 30, 2011, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August, 2011.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin

By: Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and
Principal Financial Officer)

Item 6.               Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statement of Changes in Equity for the six months ended June 30, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.

 *Filed herewith