Form 10-Q
period 2011-09-30
JONES LANG LASALLE INC
filed 2011-11-07
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on November 01, 2011 was 43,469,622

Part I Financial Information
Item 1. Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
($ in thousands, except share data)

	September 30, 2011	December 31,
Assets	(unaudited)	2010
Current assets:
Cash and cash equivalents	$85,671	251,897
Trade receivables, net of allowances of $23,689 and $20,352	739,469	721,486
Notes and other receivables	104,667	76,374
Warehouse receivables	119,450	-
Prepaid expenses	56,772	41,195
Deferred tax assets	74,871	82,740
Other	11,073	21,149
Total current assets	1,191,973	1,194,841

Property and equipment, net of accumulated depreciation of $358,292 and $333,371	225,149	198,685
Goodwill, with indefinite useful lives	1,752,094	1,444,708
Identified intangibles, net of accumulated amortization of $95,135 and $81,674	58,428	29,025
Investments in real estate ventures	222,194	174,578
Long-term receivables, net	54,261	42,735
Deferred tax assets, net	135,001	149,020
Other	120,338	116,269
Total assets	$3,759,438	3,349,861

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$316,972	400,681
Accrued compensation	444,846	554,841
Short-term borrowings	53,853	28,700
Deferred tax liabilities	4,215	3,942
Deferred income	58,674	45,146
Deferred business acquisition obligations	30,562	163,656
Warehouse facility	119,450	-
Other	113,619	99,346
Total current liabilities	1,142,191	1,296,312

Noncurrent liabilities:
Credit facility	567,000	197,500
Deferred tax liabilities	22,694	15,450
Deferred compensation	11,720	15,130
Pension liabilities	1,217	5,031
Deferred business acquisition obligations	261,039	134,889
Minority shareholder redemption liability	17,734	34,118
Other	94,089	79,496
Total liabilities	2,117,684	1,777,926

Commitments and contingencies	-	-

Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized;43,468,229 and 42,659,999 shares issued and outstanding	435	427
Additional paid-in capital	894,524	883,046
Retained earnings	749,110	676,397
Shares held in trust	(7,833)	(6,263)
Accumulated other comprehensive income	2,116	15,324
Total Company shareholders’ equity	1,638,352	1,568,931
Noncontrolling interest	3,402	3,004
Total equity	1,641,754	1,571,935
Total liabilities and equity	$3,759,438	3,349,861

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010
($ in thousands, except share data) (unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Revenue	$903,210	708,379	$2,436,368	1,969,361

Operating expenses:
Compensation and benefits	602,473	463,065	1,608,051	1,288,854
Operating, administrative and other	207,517	165,336	613,687	484,830
Depreciation and amortization	22,835	17,743	60,500	52,989
Restructuring and acquisition charges	16,031	385	22,144	5,501
Total operating expenses	848,856	646,529	2,304,382	1,832,174

Operating income	54,354	61,850	131,986	137,187

Interest expense, net of interest income	9,667	11,490	27,218	35,738
Equity in earnings (losses) from unconsolidated ventures	514	(2,014)	2,682	(10,937)

Income before income taxes and noncontrolling interest	45,201	48,346	107,450	90,512

Provision for income taxes	11,300	11,120	26,863	20,817
Net income	33,901	37,226	80,587	69,695

Net income attributable to noncontrolling interest	21	101	1,121	347

Net income attributable to the Company	33,880	37,125	79,466	69,348
Net income attributable to common shareholders	$33,880	37,125	$79,230	69,130

Basic earnings per common share	$0.78	$0.87	$1.84	$1.64
Basic weighted average shares outstanding	43,421,666	42,568,764	43,069,567	42,175,393

Diluted earnings per common share	$0.76	$0.84	$1.79	$1.57
Diluted weighted average shares outstanding	44,355,453	44,088,989	44,376,796	44,064,294

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Nine Months Ended September 30, 2011
($ in thousands, except share data) (unaudited)

	Company Shareholders' Equity
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Income	Interest	Equity
Balances at December 31, 2010	42,659,999	$427	883,046	676,397	(6,263)	15,324	3,004	$1,571,935

Net income	—	—	—	79,466	—	—	1,121	80,587

Shares issued under stock compensation programs	1,133,104	11	1,140	—	—	—	—	1,151

Shares repurchased for payment of taxes on stock awards	(324,874)	(3)	(30,191)	—	—	—	—	(30,194)

Tax adjustments due to vestings and exercises	—	—	17,524	—	—	—	—	17,524

Amortization of stock compensation	—	—	23,005	—	—	—	—	23,005

Dividends declared, $0.15 per share	—	—	—	(6,753)	—	—	—	(6,753)

Shares held in trust	—	—	—	—	(1,570)	—	—	(1,570)

Increase in amounts due to noncontrolling interest	—	—	—	—	—	—	(723)	(723)

Foreign currency translation adjustments	—	—	—	—	—	(13,208)	—	(13,208)
Balances at September 30, 2011	43,468,229	$435	894,524	749,110	(7,833)	2,116	3,402	$1,641,754

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
($ in thousands) (unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Cash flows from operating activities:
Net income	$80,587	69,695
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	60,500	52,989
Equity in (earnings) losses from real estate ventures	(2,682)	10,937
Operating distributions from real estate ventures	555	188
Gain on investments	-	(394)
Provision for loss on receivables and other assets	9,457	9,021
Amortization of deferred compensation	24,149	27,115
Accretion of interest on deferred business acquisition obligations	15,214	17,953
Amortization of debt issuance costs	3,307	4,632
Change in:
Receivables	(16,328)	24,100
Prepaid expenses and other assets	(5,754)	(21,799)
Deferred tax assets, net	29,406	16,475
Excess tax benefit from share-based payment arrangements	(17,524)	(5,580)
Accounts payable, accrued liabilities and accrued compensation	(222,062)	(97,260)
Net cash (used in) provided by operating activities	(41,175)	108,072

Cash flows from investing activities:
Net capital additions – property and equipment	(55,902)	(22,797)
Business acquisitions	(234,001)	(11,846)
Capital contributions and advances to real estate ventures	(65,684)	(28,688)
Distributions, repayments of advances and sale of investments	19,424	3,994
Net cash used in investing activities	(336,163)	(59,337)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	1,264,753	962,787
Repayments of borrowings under credit facilities	(870,100)	(879,000)
Payments of deferred business acquisition obligations	(162,639)	(101,445)
Debt issuance costs	(2,630)	(11,455)
Shares repurchased for payment of employee taxes on stock awards	(30,194)	(19,337)
Excess tax adjustment from share-based payment arrangements	17,524	5,580
Common stock issued under option and stock purchase programs	1,151	1,079
Payment of dividends	(6,753)	(4,490)
Net cash provided by (used in) financing activities	211,112	(46,281)

Net (decrease) increase in cash and cash equivalents	(166,226)	2,454
Cash and cash equivalents, January 1	251,897	69,263
Cash and cash equivalents, September 30	$85,671	71,717

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,730	14,240
Income taxes, net of refunds	53,834	20,817
Non-cash financing activities:
Deferred business acquisition obligations	$143,526	-
Provision recorded for potential earn-out obligations	14,722	-

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

(1) Interim Information

Our consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included.

Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end while we recognize certain expenses evenly throughout the year. Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared toward the benefit of our clients. Within our Real Estate Services (“RES”) segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended September 30, 2011 and 2010 are not indicative of what our results will be for the full fiscal year.

(2) Significant Accounting Policies

Warehouse Receivables and Facility
In the first quarter of 2011, we acquired certain assets of Atlanta-based Primary Capital™ Advisors. This acquisition expands our capital market service offerings and allows us to better meet our clients’ needs through the origination, sale and servicing of commercial mortgages as a Federal Home Loan Mortgage Corporation (Freddie Mac) Program Plus® Seller/Servicer. We originate mortgages based on contractual purchase commitments which are received from Freddie Mac prior to originating mortgages. Loans are generally funded at prevailing market rates.

We carry Warehouse receivables at the lower of cost or fair value based on the commitment price, in accordance with Accounting Standards Codification (“ASC”) 948, Financial Services—Mortgage Banking. At September 30, 2011, all Warehouse receivables included in the accompanying consolidated balance sheet were under commitment to be purchased. The commitment price is equal to our cost.

We maintain an open-end Warehouse facility with Kemps Landing Capital Company, LLC to fund Warehouse receivables. The Warehouse receivables and facility on our consolidated balance sheet represent non-cash transactions for the Company, and do not impact our reported interest expense.

Mortgage Servicing Rights
We retain certain servicing rights in connection with the origination and sale of mortgage loans. We record mortgage servicing rights based on the fair value of these rights on the date the loans are sold. The recording of mortgage servicing rights at their fair value results in net gains, which we record as revenue in our consolidated statements of operations. At September 30, 2011, we had $1.5 million of mortgage servicing rights carried at the lower of amortized cost or fair value in Identifiable intangible assets on our consolidated balance sheet. We amortize servicing rights in proportion to and over the estimated period that net servicing income is projected to be received.

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

New Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” ASU 2011-04 changes certain fair value measurement principles and enhances related disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will become effective for us starting in 2012 and is not expected to have a significant impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 will become effective for us starting in 2012 and will not have a significant impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We early adopted the provisions of ASU No 2011-08 in the third quarter of 2011 in the performance of our annual impairment test of goodwill and determined that no indicators of impairment exist.

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

Construction management fees, which are gross construction services revenue net of subcontract costs, were $2.0 million and $2.1 million for the three months ended September 30, 2011 and 2010, respectively, and $6.6 million and $5.7 million for the nine months ended September 30, 2011 and 2010, respectively. Gross construction services revenue totaled $29.4 million and $36.3 million for the three months ended September 30, 2011 and 2010, respectively, and $104.0 million and $110.3 million for the nine months ended September 30, 2011 and 2010, respectively. Subcontract costs totaled $27.4 million and $34.2 million for the three months ended September 30, 2011 and 2010, respectively, and $97.4 million and $104.6 million for the nine months ended September 30, 2011 and 2010, respectively.

We include costs in excess of billings on uncompleted construction contracts of $7.4 million and $17.3 million in Trade receivables, and billings in excess of costs on uncompleted construction contracts of $2.6 million and $3.1 million in Deferred income, respectively, in our September 30, 2011 and December 31, 2010 consolidated balance sheets.

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

Most of our service contracts use the latter structure and we account for them on a net basis. We have always presented reimbursable contract costs on a net basis in accordance with U.S. GAAP. Such costs aggregated approximately $354.2 million and $288.7 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $1,072.4 million and $904.1 million for the nine months ended September 30, 2011 and 2010, respectively. This treatment has no impact on operating income, net income or cash flows.

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

Summarized unaudited financial information by business segment for the three and nine months ended September 30, 2011 and 2010 is as follows ($ in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Real Estate Services
Americas
Segment revenue:
Revenue	$379,273	309,063	1,013,128	832,748
Equity income	34	40	2,666	280
	379,307	309,103	1,015,794	833,028
Operating expenses:
Compensation, operating and administrative expenses	332,831	263,140	908,736	727,806
Depreciation and amortization	9,325	8,697	28,793	26,415
Operating income	$37,151	37,266	78,265	78,807

EMEA
Segment revenue:
Revenue	$247,298	169,275	633,720	491,442
Equity income (losses)	4	(12)	(306)	(45)
	247,302	169,263	633,414	491,397
Operating expenses:
Compensation, operating and administrative expenses	236,855	161,858	619,136	478,672
Depreciation and amortization	9,824	4,222	20,326	13,249
Operating income (loss)	$623	3,183	(6,048)	(524)

Asia Pacific
Segment revenue:
Revenue	$200,536	164,968	580,362	455,317
Equity income	56	-	151	-
	200,592	164,968	580,513	455,317
Operating expenses:
Compensation, operating and administrative expenses	183,563	153,981	530,311	421,573
Depreciation and amortization	3,128	3,616	9,202	9,948
Operating income	$13,901	7,371	41,000	23,796

Investment Management
Segment revenue:
Revenue	$76,103	65,073	209,158	189,854
Equity income (losses)	420	(2,042)	171	(11,172)
	76,523	63,031	209,329	178,682
Operating expenses:
Compensation, operating and administrative expenses	56,741	49,422	163,555	145,633
Depreciation and amortization	558	1,208	2,179	3,377
Operating income	$19,224	12,401	43,595	29,672

Segment Reconciling Items:
Total segment revenue	$903,724	706,365	2,439,050	1,958,424
Reclassification of equity income (losses)	514	(2,014)	2,682	(10,937)
Total revenue	903,210	708,379	2,436,368	1,969,361

Total segment operating expenses	$832,825	646,144	2,282,238	1,826,673
Restructuring and acquisition charges	16,031	385	22,144	5,501
Operating income	$54,354	61,850	131,986	137,187

(5) Business Combinations, Goodwill and Other Intangible Assets

2011 Business Combinations Activity
In the first nine months of 2011, we paid $234.0 million in total for (1) new acquisitions, (2) contingent earn-out consideration for acquisitions completed in prior years, and (3) an increase in ownership in our Indian operation from 80% to 90%. We also paid $162.6 million to satisfy deferred business acquisition obligations, including $150.0 million related to the 2008 Staubach acquisition.

In the first quarter of 2011, we completed two acquisitions in the Americas and one acquisition in EMEA. In the United States, we acquired Keystone Partners, a North Carolina-based integrated real estate services firm whose services include agency leasing, investment sales, project management, tenant representation, consulting and property management. We also acquired certain assets of Atlanta-based Primary Capital™ Advisors. This acquisition gives us the ability to operate as a Freddie Mac Program Plus® Seller/Servicer and allows us to originate, sell and service commercial mortgages. In Switzerland, we acquired a Zurich-based business that focuses on capital market transactions and valuations and serves many of our existing clients.

In the second quarter of 2011, we completed two acquisitions in EMEA and we increased the ownership of our Indian operation from 80% to 90%. In April, we completed the acquisition of Bradford McCormack & Associates, one of South Africa’s leading corporate property service providers, increasing our capabilities across service lines in South Africa and neighboring countries.  Effective May 31, 2011, we completed the acquisition of United Kingdom-based international property consultancy King Sturge. The King Sturge acquisition greatly enhances the strength and depth of our service capabilities in the United Kingdom and in continental Europe, adding approximately 1,400 employees and 43 offices across Europe, including 24 in the United Kingdom.

In the third quarter of 2011, we completed two acquisitions. In August 2011, our Investment Management segment acquired Trinity Funds Management, an Australian property fund management business based in Brisbane, Australia, with approximately $690 million of assets under management. Also in August, we acquired Procon, an Indonesian real estate services firm. The combination of Procon’s operations with our Indonesian operations creates the largest real estate services company in Indonesia, with over 300 employees and offices in Jakarta, Bali and Surabaya.

Terms for the acquisitions completed in the first nine months of 2011 included (1) cash paid at closing of approximately $221.9 million, (2) consideration subject only to the passage of time, which we recorded as deferred business acquisition obligations on our consolidated balance sheet at a current fair value of $143.5 million, and (3) additional consideration subject to earn-out provisions that will be paid only if certain conditions are achieved,  which we recorded in other short-term and long-term liabilities at their current estimated fair value of $14.7 million. These acquisitions resulted in goodwill of $305.7 million and identifiable intangible assets of $44.9 million.

The initial purchase price allocation for the King Sturge acquisition is not yet complete. Terms of the acquisition agreement include a provision to make adjustments to the cash paid at closing for working capital and other assets based on a final agreed-upon set of accounts, which is still in process. We determined the fair value of deferred payments in the King Sturge acquisition based on a discount rate of 3.75%, an estimate of our borrowing rate over the five year deferred payment period. Also, a current estimate of $32 million for identifiable intangible assets is based on a preliminary valuation, the details of which primarily include trade name, customer relationships and acquired backlog. We anticipate that we will amortize these intangibles over periods ranging from seven months to ten years, with a weighted average life of six years. We anticipate that we will finalize our valuation of assets acquired and liabilities assumed by the end of 2011.

Earn-out payments
At September 30, 2011, we had the potential to make earn-out payments on 14 acquisitions that are subject to the achievement of certain future financial performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $165.2 million at September 30, 2011. These amounts could come due at various times over the next four years assuming the achievement of the applicable performance conditions.

Approximately $145.5 million of these potential earn-out payments are the result of acquisitions completed prior to the adoption of the fair value requirements for contingent consideration under ASC 805, “Business Combinations,” and thus will be recorded as additional purchase consideration if and when paid. Changes in the estimated fair value of the remaining $19.7 million of potential earn-out payments will result in increases or decreases in Operating, administration and other expenses in our results of operations.

Goodwill and Other Intangible Assets
We have $1.8 billion of unamortized intangibles and goodwill as of September 30, 2011. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on intangible and goodwill balances. Of the $1.8 billion of unamortized intangibles and goodwill, we will amortize $50.1 million of identifiable intangibles over their remaining finite useful lives, and the remaining balance represents goodwill and identifiable intangibles with indefinite useful lives, which we do not amortize.

The following table sets forth, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Real Estate Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2011	$897,299	336,099	193,142	18,168	1,444,708
Additions, net of adjustments	13,134	279,353	22,319	661	315,467
Impact of exchange rate movements	(332)	(5,250)	(2,643)	144	(8,081)
Balance as of September 30, 2011	$910,101	610,202	212,818	18,973	1,752,094

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our identifiable intangibles ($ in thousands):

	Real Estate Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2011	$83,478	15,340	11,739	142	110,699
Additions	2,516	32,373	591	9,429	44,909
Impact of exchange rate movements	(11)	(867)	(118)	(1,049)	(2,045)
Balance as of September 30, 2011	$85,983	46,846	12,212	8,522	153,563
				-
Accumulated Amortization
Balance as of January 1, 2011	$(57,200)	(14,948)	(9,384)	(142)	(81,674)
Amortization expense	(5,622)	(6,995)	(1,130)	-	(13,747)
Impact of exchange rate movements	33	144	119	(10)	286
Balance as of September 30, 2011	$(62,789)	(21,799)	(10,395)	(152)	(95,135)

Net book value as of September 30, 2011	$23,194	25,047	1,817	8,370	58,428

Remaining estimated future amortization expense for our identifiable intangibles with finite useful lives ($ in millions):

2011	$7.6
2012	10.9
2013	7.9
2014	6.9
2015	5.8
2016	2.5
Thereafter	8.5
Total	$50.1

(6) Investments in Real Estate Ventures

As of September 30, 2011, we had total investments in real estate ventures of $222.2 million that we account for under the equity method of accounting. These equity investments are primarily investments in approximately 40 separate property or fund co-investments for which we also have an advisory agreement. Our ownership percentages in these co-investments range from less than 1% to approximately 10%.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At September 30, 2011, our maximum potential unfunded commitment to LIC I is euro 7.5 million ($10.1 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At September 30, 2011, LIC II has unfunded capital commitments to the underlying funds for future funding of co-investments of $209.7 million, of which our 48.78% share is $102.3 million. The $102.3 million commitment is part of our maximum potential unfunded total commitment to LIC II at September 30, 2011 of $271.0 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next one to two years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital.

As of September 30, 2011, LIC II maintains a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $29.3 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $271.0 million. As of September 30, 2011, LIC II had $34.0 million of outstanding borrowings on the facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.6 million as of September 30, 2011.

As of September 30, 2011, $22.5 million of our $222.2 million of investments in real estate ventures were in entities classified as variable interest entities (“VIEs”) that we analyzed for potential consolidation under ASU 2009-17. We evaluated each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity’s economic performance. We determined that the key activities for each of these VIEs include purchasing, leasing, approving annual operating budgets, directing day-to-day operating activities, and selling of real estate properties. In each case, we determined that we either (a) did not have the power to direct the key activities or (b) shared power with investors, lenders, or other actively-involved third parties in directing such activities. Additionally, our exposure to loss in these VIEs is limited to the amount of our investment in the entities. Therefore, we concluded that we would not be deemed to (i) have a controlling financial interest in or (ii) be the primary beneficiary of these VIEs. Accordingly, we do not consolidate these VIEs in our consolidated financial statements.

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

Equity earnings (losses) included impairment charges of $5.2 million in the first nine months of 2011 and $12.6 million in the first nine months of 2010, representing our equity share of the impairment charges against individual assets held by our real estate ventures. Over time, declines in real estate markets have adversely impacted our rental income assumptions and forecasted exit capitalization rates, resulting in our determination that certain real estate investments had become impaired. It is reasonably possible that if real estate values decline we may incur impairment charges on our investments in real estate ventures in future periods.

(7) Stock-based Compensation

Restricted Stock Unit Awards
Along with cash base salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program for Company officers, managers and professionals.

Restricted stock unit activity for the three months ended September 30, 2011 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Unvested at July 1, 2011	2,076.3	$58.04
Granted	-	-
Vested	(730.3)	42.94
Forfeited	(4.3)	51.16
Unvested at September 30, 2011	1,341.7	$66.28	2.07 years	$128.7
Unvested shares expected to vest	1,303.0	$66.15	2.07 years	$125.0

Restricted stock unit activity for the nine months ended September 30, 2011 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Unvested at January 1, 2011	2,085.6	$50.47
Granted	397.8	89.46
Vested	(1,100.8)	45.04
Forfeited	(40.9)	57.40
Unvested at September 30, 2011	1,341.7	$66.28	2.07 years	$128.7
Unvested shares expected to vest	1,303.0	$66.15	2.07 years	$125.0

We determine the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of September 30, 2011, we had $33.7 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units granted through September 30, 2011 over varying periods into 2016.

Shares vesting during the nine months ended September 30, 2011 and 2010 had fair values of $49.6 million and $53.5 million, respectively.

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

As of September 30, 2011, we have approximately 10,000 options outstanding with a weighted average price of $18.73, all of which vested prior to 2009. Accordingly, we recognized no compensation expense related to unvested options for the first nine months of 2011.

Approximately 17,000 options were exercised during the first nine months of 2011, having an intrinsic value of $1.3 million.  As a result of these exercises, we received cash of $0.3 million.  For the same period in 2010, approximately 15,000 options were exercised, having an intrinsic value of $1.0 million. As a result of these exercises, we received cash of $0.3 million.

Other Stock Compensation Programs
U.S. Employee Stock Purchase Plan - Since 1998, we have provided an Employee Stock Purchase Plan ("ESPP") for eligible U.S.-based employees. Since April 1, 2009, program periods are one month in length, and purchases are broker-assisted on the open market at no discount to market prices. We do not record any compensation expense with respect to this program.

SAYE – The Jones Lang LaSalle Savings Related Share Option Plan (“Save As You Earn” or “SAYE”) is for eligible employees of our United Kingdom and Ireland based operations. Under this plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. The options to purchase stock with such savings vest over a period of three or five years. In the first quarter of 2011, the Company issued approximately 17,000 options at an exercise price of $83.72 under the SAYE plan. No options were issued in the second or third quarter of 2011. The fair values of the options granted under this plan are amortized over their respective vesting periods. At September 30, 2011, there were approximately 316,000 options outstanding under the SAYE plan.

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

Net periodic pension cost consisted of the following for the nine months ended September 30, 2011 and 2010 ($ in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Employer service cost - benefits earned during the period	$1,302	699	2,947	1,972
Interest cost on projected benefit obligation	4,700	2,611	10,256	7,582
Expected return on plan assets	(5,952)	(3,027)	(12,709)	(8,728)
Net amortization/deferrals	317	340	953	992
Recognized actual losses	56	55	168	169
Net periodic pension cost	$423	678	1,615	1,987

The expected return on plan assets, included in net periodic pension cost, is based on forecasted long-term rates of return on plan assets of each individual plan; across our plans, expected returns range from 3.30% to 7.00%.

For the nine months ended September 30, 2011, we have made $16.3 million in payments to our defined benefit pension plans, including $11.1 million contributed to the defined benefit plan that was acquired with the King Sturge acquisition. We expect to contribute $3.3 million to our defined benefit pension plans in the fourth quarter of 2011. We made $7.0 million of contributions to these plans in the twelve months ended December 31, 2010.

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

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair value of these contracts based on widely accepted valuation techniques. The inputs for these valuation techniques are primarily Level 2 inputs. In the third quarter of 2011, we recognized a net loss of $14.5 million from the revaluation of these forward contracts, as well as a net gain associated with the revaluation of intercompany loans hedged by these forward contracts such that the net impact to earnings was not significant. At September 30, 2011, these forward exchange contracts had a gross notional value of $1.5 billion ($532 million on a net basis). The net liability of these forward contracts, $14.5 million, was recorded on our consolidated balance sheet as a current asset of $3.2 million and a current liability of $17.7 million at September 30, 2011.

We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. The values of the assets and liabilities of this plan are determined based on the returns of certain mutual funds and other securities. The inputs for this valuation are primarily Level 2 inputs in the fair value hierarchy. This plan is recorded on our consolidated balance sheet at September 30, 2011 as Other long-term assets of $37.8 million, Other long-term liabilities of $46.4 million, and as a reduction of equity, Shares held in trust of $7.8 million.

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

The estimated fair value of our borrowings under our credit facility approximates their carrying value due to their variable interest rate terms. The fair value of our foreign currency forward contracts is disclosed above. At September 30, 2011, we have no recurring fair value measurements for financial assets and liabilities that are based on unobservable inputs or Level 3 inputs.

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

The following table details the calculations of basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010 ($ in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Net income attributable to the Company	$33,880	37,125	$79,466	69,348
Dividends on unvested common stock, net of tax benefit	-	-	236	218
Net income attributable to common shareholders	$33,880	37,125	$79,230	69,130

Basic weighted average shares outstanding	43,421,666	42,568,764	43,069,567	42,175,393
Basic income per common share before dividends on unvested common stock	$0.78	$0.87	$1.85	$1.64
Dividends on unvested common stock, net of tax benefit	-	-	(0.01)	-
Basic earnings per common share	$0.78	0.87	$1.84	1.64

Diluted weighted average shares outstanding	44,355,453	44,088,989	44,376,796	44,064,294
Diluted income per common share before dividends on unvested common stock	$0.76	0.84	$1.80	1.57
Dividends on unvested common stock, net of tax benefit	-	-	(0.01)	-
Diluted earnings per common share	$0.76	0.84	$1.79	1.57

(11) Comprehensive Income (Loss)

For the three and nine months ended September 30, 2011 and 2010, our comprehensive income (loss) was as follows ($ in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Net income	$33,901	$37,226	80,587	69,695
Other comprehensive income (loss):
Foreign currency translation adjustments	(63,332)	68,601	(13,208)	19,045
Comprehensive (loss) income	(29,431)	105,827	67,379	88,740

Comprehensive income attributable to noncontrolling interest	21	101	1,121	347

Comprehensive (loss) income attributabl to the Company	$(29,452)	$105,726	66,258	88,393

(12) Debt

In June 2011, we amended our credit facility (the “Facility”) to, among other things: (1) reset pricing, (2) terminate the $195 million term loan portion of the Facility, (3) increase the $900 million revolving loan to $1.1 billion, (4) extend the maturity to June 2016 and (5) permit the add-back of certain integration and retention costs associated with King Sturge and other acquisitions to the adjusted EBITDA and EBIT that are used in certain credit facility calculations. Currently, there are 18 banks participating in the Facility and the Facility remains unsecured. As of September 30, 2011, we had $567.0 million outstanding on the Facility. The average outstanding borrowings under the Facility were $421.5 million during the nine months ended September 30, 2011.

In addition to our Facility, we have the capacity to borrow up to an additional $48.2 million under local overdraft facilities. At September 30, 2011 we had short-term borrowings (including capital lease obligations and local overdraft facilities) of $53.9 million outstanding, of which $39.7 million was attributable to local overdraft facilities.

Pricing on the Facility ranges from LIBOR plus 112.5 basis points to LIBOR plus 225.0 basis points. As of September 30, 2011, pricing on the Facility was LIBOR plus 162.5 basis points. The effective interest rate on our debt was 1.6% in the third quarter of 2011, compared with 3.9% in the third quarter of 2010.

Under the Facility, we must maintain a leverage ratio not exceeding 3.50 to 1 through September 2013 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 3.00 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facility) are, among other things, (1) an add-back for stock compensation expense, (2) the addition of the EBITDA of acquired companies earned prior to acquisition, as well as (3) add-backs for certain impairment and non-recurring charges. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of cash acquisitions and co-investment. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facility. We remain in compliance with all covenants as of September 30, 2011.

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

When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost when probable and estimable. The accrual for professional indemnity insurance claims facilitated through our captive insurance company, which relate to multiple years, were $1.8 million and $3.0 million, and the related receivables from third party insurers were $0.6 million and $0.9 million, as of September 30, 2011 and December 31, 2010, respectively.

(14) Restructuring and acquisition charges

In the first nine months of 2011, we recognized $22.1 million of restructuring and acquisition costs associated with the King Sturge acquisition. These costs consisted of (1) employee retention bonuses of $11.4 million, (2) lease termination charges of $5.3 million, and (3) $5.4 million of transaction and other acquisition related costs. As of September 30, 2011 we had $5.5 million of employee retention bonuses and $5.3 million of lease termination liabilities reported as components of current liabilities on our consolidated balance sheet.

(15) Subsequent Events

In October 2011, we completed the acquisitions of Pacific Real Estate Partners (“PREP”) and DST International Property Services (“DST”). The PREP acquisition increases significantly our market presence in the U.S. Pacific Northwest, particularly in capital markets, agency leasing and tenant representation. DST is the leading agency in Singapore specializing in the sale of properties in London, and with extensive experience in selling international properties in the U.S., Australia and UK.

The Company announced on November 2, 2011 that its Board of Directors has declared a semi-annual cash dividend of $0.15 per share of its common stock. The dividend payment will be made on December 15, 2011, to holders of record at the close of business on November 15, 2011. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and nine months ended September 30, 2011, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, which are included in our 2010 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com). You should also refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our 2010 Annual Report on Form 10-K.

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

Property and Equipment— We review property and equipment owned or under capital lease for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in the first nine months of 2011 or for the entire year of 2010.

Goodwill — We do not amortize goodwill; instead, we evaluate goodwill for impairment at least annually. In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 intends to simplify how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We define reporting units as Americas RES, EMEA RES, Asia Pacific RES and Investment Management. We early adopted the provisions of ASU 2011-08 in the third quarter of 2011 in the performance of our annual impairment test of goodwill and determined that no indicators of impairment exist primarily because (1) our market capitalization has consistently exceeded our book value by a significant margin, (2) our overall financial performance has been solid in the face of mixed economic environments, and (3) forecasts of operating income and cash flows generated by our reporting units appear sufficient to support the book values of net assets of the reporting units.

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in theperiod subsequent to our annual impairment testing which indicate that it is more likely than not an impairment losshas occurred.

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

Equity earnings (losses) included impairment charges of $5.2 million in the first nine months of 2011 and $12.6 million in the first nine months of 2010, representing our equity share of the impairment charges against individual assets held by our real estate ventures. Over time, declines in real estate markets have adversely impacted our rental income assumptions and forecasted exit capitalization rates, resulting in our determination that certain real estate investments had become impaired. It is reasonably possible that if real estate values decline we may incur impairment charges on our investments in real estate ventures in future periods.

Interim Period Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which we typically pay to our employees in the first or second quarter of the year after it is earned. In our interim consolidated financial statements, we accrue for most incentive compensation based on (1) a percentage of compensation costs and (2) adjusted operating income recorded to date, relative to forecasted compensation costs and adjusted operating income for the full year, as substantially all incentive compensation pools are based upon full year results. As noted in “Interim Information” of Note 1 of the notes to consolidated financial statements, quarterly revenue and profits have historically tended to be higher in the third and fourth quarters of each year than in the first two quarters. The impact of this incentive compensation accrual methodology is that we accrue smaller percentages of incentive compensation in the first half of the year compared to the percentage of our incentive compensation we accrue in the third and fourth quarters. We exclude incentive compensation pools that are not subject to the normal performance criteria from the standard accrual methodology and accrue for them on a straight-line basis.

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

The table below sets forth the amortization expense related to the Stock Ownership Program for the three months and nine months ended September 30, 2011 and 2010 ($ in millions):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Current compensation expense amortization for prior year programs	$2.60	2.9	11	14.5
Current deferral of compensation net of related amortization	(1.9)	(1.9)	(6.4)	(6.5)

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The accrual balances for the program related to 2011 and 2010 are $19.1 million and $0.2 million, respectively, at September 30, 2011.

The table below sets out certain information related to the cost of the health insurance program for the three months and nine months ended September 30, 2011 and 2010 ($ in millions):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Expense to Company	$9.4	6.4	25.9	19.6
Employee contributions	2.8	1.8	7.9	5.5
Adjustment to prior year reserve	0	(0.9)	0.4	(0.9)
Total program cost	$12.2	7.3	34.2	24.2

•    Workers’ Compensation Insurance – Given our historical experience that our workforce has had fewer injuries than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income through the three months ended September 30, 2011 and 2010 were $2.2 million and $2.8 million, respectively. The credits taken to income through the nine months ended September 30, 2011 and 2010 were $3.7 million and $4.7 million, respectively.

The accruals, which can relate to multiple years, were $17.2 million and $15.9 million, as of September 30, 2011 and December 31, 2010, respectively.

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

The accrual for professional indemnity insurance claims facilitated through our captive insurance company, which relate to multiple years, were $1.8 million and $3.0 million, and the related receivables from third party insurers were $0.6 million and $0.9 million, as of September 30, 2011 and December 31, 2010, respectively.

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

Transactional-Based Revenue
Transactional-based services for real estate investment banking, capital markets activities and other transactional-based services within our RES businesses increase the variability of the revenue we receive that relate to the size and timing of our clients’ transactions. For example, during 2008 and into 2009, capital market transactions decreased significantly due to deteriorating economic conditions and the global credit crisis; in 2010, capital market transactions grew as economic conditions improved, and in 2011 they have continued to grow driven by growth in the scale and capabilities of our business. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter.

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

Seasonality
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain of our expenses are constant throughout the year.

Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared towards the benefit of our clients.

Within our RES segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended September 30, 2011 and 2010 are not indicative of the results to be obtained for the full fiscal year.

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

Three and Nine months Ended September 30, 2011 Compared to Three and Nine months Ended September 30, 2010

In order to provide more meaningful year-over-year comparisons of our reported results, we have included in the table below both the U.S. dollar and local currency movements in the consolidated statements of earnings.

($ in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Change in U.S. dollars		% Change in Local Currency
Revenue
Real Estate Services:
Leasing	$288.9	235.6	53.3	23%	20%
Capital Markets and Hotels	117.0	74.6	42.4	57%	51%
Property & Facilities Management	212.7	170.8	41.9	25%	19%
Project & Development Services	114.1	89.1	25.0	28%	23%
Advisory, Consulting and Other	94.4	73.3	21.1	29%	24%
LaSalle Investment Management	76.1	65.0	11.1	17%	12%
Total revenue	$903.2	708.4	194.8	27%	23%

Compensation and benefits	602.5	463.1	139.4	30%	26%
Operating, administrative and other	207.5	165.3	42.2	26%	20%
Depreciation and amortization	22.8	17.7	5.1	29%	24%
Restructuring and acquisition charges	16.0	0.4	15.6	n.m.	n.m.
Total operating expenses	848.8	646.5	202.3	31%	26%
Operating income	$54.4	61.9	(7.5)	(12%)	(11%)
(n.m. - not meaningful)

($ in millions)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Change in U.S. dollars		% Change in Local Currency
Revenue
Real Estate Services:
Leasing	$780.1	640.7	139.4	22%	19%
Capital Markets and Hotels	286.7	190.6	96.1	50%	43%
Property & Facilities Management	596.5	499.4	97.1	19%	14%
Project & Development Services	315.0	238.3	76.7	32%	27%
Advisory, Consulting and Other	248.9	210.5	38.4	18%	13%
LaSalle Investment Management	209.2	189.9	19.3	10%	5%
Total revenue	$2,436.4	1,969.4	467.0	24%	19%

Compensation and benefits	1,608.1	1,288.9	319.2	25%	20%
Operating, administrative and other	613.7	484.8	128.9	27%	21%
Depreciation and amortization	60.5	53.0	7.5	14%	11%
Restructuring and acquisition charges	22.1	5.5	16.6	n.m.	n.m.
Total operating expenses	2,304.4	1,832.2	472.2	26%	21%
Operating income	$132.0	137.2	(5.2)	(4%)	(9%)
(n.m. - not meaningful)

Revenue for the third quarter of 2011 was $903 million, a year-over-year increase of 27% in U.S. dollars and 23% in local currency. Revenue for the first nine months of 2011 was $2.4 billion, a year-over-year increase of 24% in U.S. dollars and 19% in local currency. These increases were due to solid growth across all operating segments.

Total operating expenses increased year-over-year for both the third quarter and first nine months of 2011, increasing 26% in local currency in the third quarter and 21% in local currency for the first nine months of 2011. Operating expenses included   restructuring and acquisition charges of $16 million in the third quarter and $22 million in the first nine months of 2011 for the King Sturge acquisition that we completed in EMEA in the second quarter of 2011. Also contributing to the increase in operating expenses were increases in variable compensation and benefits due to higher transactional revenue, and an increase in variable costs to support client wins and continue to build the firm’s pipeline.

Net interest expense decreased year-over-year due primarily to a decrease in our effective borrowing rate and a decrease in accretive interest expense recognized for deferred business acquisitions obligations. Net interest expense was $10 million in the third quarter of 2011 and $27 million for the first nine months of 2011, compared to $11 million in the third quarter of 2010 and $36 million for the first nine months of 2010.

Equity in earnings from real estate ventures was $0.5 million in the third quarter of 2011 and $3 million for the first nine months of 2011, compared to losses of $2 million in the third quarter of 2010 and $11 million for the first nine months of 2010. This year-over-year improvement was due to gains on sales of assets within the ventures combined with a decrease in impairment related charges as real estate market conditions have generally improved. We recognized impairment charges of $5 million and $13 million in the first nine months of 2011 and 2010, respectively.

The effective tax rate for the third quarter and first nine months of 2011 was 25.0% based on our forecasted results for the full year.

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

We have not allocated “Restructuring and acquisition charges” to the business segments for segment reporting purposes; therefore, we do not include these costs in the discussions below. Also, for segment reporting we show “Equity in earnings (losses) from real estate ventures” within our revenue line since it is an integral part of our Investment Management segment.

Real Estate Services

Americas

($ in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Change in U.S. dollars		Change in Local Currency
Leasing	$186.9	152.6	34.3	22%	22%
Capital Markets and Hotels	36.4	25.2	11.2	44%	44%
Property & Facility Management	79.4	62.6	16.8	27%	26%
Project & Development Services	46.1	40.7	5.4	13%	13%
Advisory, Consulting and Other	30.5	28.0	2.5	9%	9%
Equity earnings	-	-	-	n.m.	n.m.
Total segment revenue	$379.3	309.1	70.2	23%	22%

Operating expenses	342.2	271.8	70.4	26%	26%
Operating income	$37.1	37.3	(0.2)	(1%)	(1%)
(n.m. - not meaningful)

($ in millions)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Change in U.S. dollars		Change in Local Currency
Leasing	$501.7	410.2	91.5	22%	22%
Capital Markets and Hotels	87.9	49.0	38.9	79%	79%
Property & Facility Management	220.4	182.7	37.7	21%	20%
Project & Development Services	124.1	110.8	13.3	12%	11%
Advisory, Consulting and Other	79.1	80.1	(1.0)	(1%)	(1%)
Equity earnings	2.6	0.3	2.3	n.m.	n.m.
Total segment revenue	$1,015.8	833.1	182.7	22%	22%

Operating expenses	937.5	754.3	183.2	24%	24%
Operating income	$78.3	78.8	(0.5)	(1%)	(1%)
(n.m. - not meaningful)

Third-quarter revenue in the Americas region was $379 million, an increase of $70 million, or 22% in local currency, over the prior year and an increase of $31 million, or 9% in local currency, over the second quarter of 2011. The growth was led by Capital Markets & Hotels, Property & Facility Management, and Leasing. Year-to-date revenue in the region was $1.0 billion in 2011, compared with $833 million in 2010, an increase of 22%.

Operating expenses were $342 million in the third quarter and $938 million year to date, 26% and 24% higher than in the same periods a year ago, respectively.  The increase was driven by higher commission expense related to the higher Leasing and Capital Markets & Hotels revenue. Operating income improved to $37 million for the third quarter from $32 million for the second quarter of 2011, which represents a sequential incremental margin of 20%, excluding the impact of equity earnings.

EMEA

($ in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Change in U.S. dollars		Change in Local Currency
Leasing	$57.5	47.8	9.7	20%	14%
Capital Markets and Hotels	59.3	31.1	28.2	91%	81%
Property & Facility Management	40.2	32.6	7.6	23%	17%
Project & Development Services	46.3	29.2	17.1	59%	47%
Advisory, Consulting and Other	44.0	28.6	15.4	54%	46%
Equity earnings	-	-	-	n.m.	n.m.
Total segment revenue	$247.3	169.3	78.0	46%	38%

Operating expense	246.7	166.1	80.6	49%	40%
Operating income	$0.6	3.2	(2.6)	(81%)	(54%)
(n.m. - not meaningful)

($ in millions)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Change in U.S. dollars		Change in Local Currency
Leasing	$155.1	133.4	21.7	16%	9%
Capital Markets and Hotels	126.0	89.3	36.7	41%	32%
Property & Facility Management	110.3	102.3	8.0	8%	2%
Project & Development Services	130.9	82.8	48.1	58%	48%
Advisory, Consulting and Other	111.3	83.6	27.7	33%	25%
Equity losses	(0.3)	-	(0.3)	n.m.	n.m.
Total segment revenue	$633.3	491.4	141.9	29%	21%

Operating expense	639.3	491.9	147.4	30%	22%
Operating loss	$(6.0)	(0.5)	(5.5)	n.m	n.m.
(n.m. - not meaningful)

EMEA’s revenue in the third quarter of 2011 was $247 million, compared with $169 million in 2010, an increase of 46%, 38% in local currency. King Sturge contributed approximately $60 million of revenue for the third quarter of 2011. Year-to-date revenue in the region was $633 million in 2011, compared with $491 million in 2010, an increase of 29%, 21% in local currency.

Operating expenses, which include a full quarter of King Sturge ongoing operating expenses and $5 million of King Sturge intangibles amortization, were $247 million in the third quarter, an increase of 49% from the prior year, 40% in local currency. Gross contract vendor costs related to the PDS business line increased by more than $10 million in the quarter compared with the same period in the prior year. Year-to-date operating expenses were $639 million, an increase of 30%, 22% in local currency.

Asia Pacific

($ in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Change in U.S. dollars		Change in Local Currency
Leasing	$44.5	35.2	9.3	26%	17%
Capital Markets and Hotels	21.3	18.3	3.0	16%	6%
Property & Facility Management	93.1	75.6	17.5	23%	14%
Project & Development Services	21.7	19.2	2.5	13%	6%
Advisory, Consulting and Other	19.9	16.7	3.2	19%	11%
Equity earnings	0.1	-	0.1	n.m.	n.m.
Total segment revenue	$200.6	165.0	35.6	22%	12%

Operating expense	186.7	157.6	29.1	18%	10%
Operating income	$13.9	7.4	6.5	88%	74%
(n.m. - not meaningful)

($ in millions)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Change in U.S. dollars		Change in Local Currency
Leasing	$123.3	97.1	26.2	27%	18%
Capital Markets and Hotels	72.8	52.3	20.5	39%	26%
Property & Facility Management	265.8	214.4	51.4	24%	14%
Project & Development Services	60.0	44.7	15.3	34%	26%
Advisory, Consulting and Other	58.5	46.8	11.7	25%	17%
Equity earnings	0.2	-	0.2	n.m.	n.m
Total segment revenue	$580.6	455.3	125.3	28%	18%

Operating expense	539.6	431.5	108.1	25%	16%
Operating income	$41.0	23.8	17.2	72%	58%

Revenue in Asia Pacific was $201 million for the third quarter of 2011, compared with $165 million for the same period in 2010, an increase of 22%, 12% in local currency.  The year-over-year increase was driven by continued growth in our market-leading positions in Greater China and India. Year-to-date revenue in the region was $581 million in 2011, an increase of 28% compared with the same period in 2010, 18% in local currency.

Operating expenses for the region were $187 million for the quarter, an increase of 18%, 10% in local currency on a year-over-year basis. The increase was primarily due to staff and gross contract vendor costs that related to a higher volume of PDS work, as well as other corporate client activities. Operating expenses were $540 million for the first nine months of 2011, compared with $432 million in 2010, an increase of 25%, 16% in local currency.

Investment Management

($ in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Change in U.S. dollars		Change in Local Currency
Advisory fees	$59.0	61.7	(2.7)	(4%)	(9%)
Transaction and Incentive fees	17.1	3.3	13.8	418%	n.m.
Equity earnings (losses)	0.4	(2.0)	2.4	n.m.	n.m.
Total segment revenue	$76.5	63.0	13.5	21%	16%

Operating expense	57.3	50.6	6.7	13%	8%
Operating income	$19.2	12.4	6.8	55%	51%
(n.m. - not meaningful)

($ in millions)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Change in U.S. dollars		Change in Local Currency
Advisory fees	$185.0	176.2	8.8	5%	0%
Transaction and Incentive fees	24.3	13.7	10.6	77%	69%
Equity losses	0.2	(11.2)	11.4	n.m.	n.m.
Total segment revenue	$209.5	178.7	30.8	17%	11%

Operating expense	165.9	149.0	16.9	11%	6%
Operating income	$43.6	29.7	13.9	47%	38%
(n.m. - not meaningful)

LaSalle Investment Management’s third-quarter Advisory fees were $59 million, compared with $62 million for the third quarter of 2010. Year-to-date Advisory fees were $185 million, compared with $176 million for the first nine months of 2010. The business recognized higher incentive fees resulting from investment performance for clients.

LaSalle Investment Management raised nearly $5 billion of net equity in 2011, and assets under management were $47.9 billion at September 30, 2011.

Consolidated Cash Flows

Cash Flows from Operating Activities
During the first nine months of 2011, we used $41 million of cash for operating activities, compared to $108 million generated from operating activities in the first nine months of 2010. The year-over-year increase in cash used for operating activities was primarily driven by an increase in annual incentive compensation paid in 2011 for 2010 performance compared with amounts paid in 2010 for 2009 performance. The increase in cash used for operations was also a result of continued revenue growth and the related increase in working capital requirements to support this growth.

Cash Flows from Investing Activities
We used $336 million of cash for investing activities in the first nine months of 2011, a $277 million increase from the $59 million used in the first nine months of 2010. The $277 million increase was driven by a $222 million increase in cash used for acquisitions, a $33 million increase in capital expenditures, and a $22 million net increase in cash used for co-investment activity. In the first nine months of 2011, we paid $234 million for acquisitions, consisting of (1) $174 million net cash paid for the King Sturge acquisition, (2) $22 million to acquire a portion of the minority interest in our Indian operations, (3) $26 million for five new acquisitions and (4) $12 million for contingent earn-out consideration paid for acquisitions completed in prior years.

Cash Flows from Financing Activities
Financing activities provided $211 million of net cash in the first nine months of 2011, a $257 million increase from the $46 million used in financing activities in the first nine months of 2010. This increase was primarily due to a net $311 million increase in borrowings under our credit facility, driven by the increase in cash used for acquisitions and an increase in cash used for operating activities. This increase in borrowing was partially off-set by a $61 million increase in deferred acquisition payments made. In the first nine months of 2011, we paid $163 million for deferred acquisition obligations, including $150 million related to the 2008 Staubach acquisition; in the first nine months of 2010, we paid $101 million for deferred acquisition obligations, including $78 million related to the 2008 Staubach acquisition.

Liquidity and Capital Resources

Historically, we have financed our operations, co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities
In June 2011, we amended our credit facility (the “Facility”) to, among other things: (1) reset pricing, (2) terminate the $195 million term loan portion of the Facility, (3) increase the $900 million revolving loan to $1.1 billion, (4) extend the maturity to June 2016 and (5) permit the add-back of certain integration and retention costs associated with King Sturge and other acquisitions to the adjusted EBITDA and EBIT that are used in certain credit facility calculations. Currently, there are 18 banks participating in the Facility and the Facility remains unsecured. As of September 30, 2011, we had $567.0 million outstanding on the Facility. The average outstanding borrowings under the Facility were $421.5 million during the nine months ended September 30, 2011.

In addition to our Facility, we have the capacity to borrow up to an additional $48.2 million under local overdraft facilities. At September 30, 2011 we had short-term borrowings (including capital lease obligations and local overdraft facilities) of $53.9 million outstanding, of which $39.7 million was attributable to local overdraft facilities.

Pricing on the Facility ranges from LIBOR plus 112.5 basis points to LIBOR plus 225.0 basis points, based on market rates. As of September 30, 2011, pricing on the Facility was LIBOR plus 162.5 basis points. The effective interest rate on our debt was 1.6% in the third quarter of 2011, compared with 3.9% in the third quarter of 2010. We are authorized to use interest rate swaps to convert a portion of the floating rate indebtedness to a fixed rate; however, none were used during 2010 or the first nine months of 2011, and none were outstanding as of September 30, 2011.

Under the Facility, we must maintain a leverage ratio not exceeding 3.50 to 1 through September 2013 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 3.00 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facility) are, among other things, (1) an add-back for stock compensation expense, (2) the addition of the EBITDA of acquired companies earned prior to acquisition, as well as (3) add-backs for certain impairment and non-recurring charges. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of cash acquisitions and co-investment. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facility. We are in compliance with all covenants as of September 30, 2011.

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

Co-investment Activity
As of September 30, 2011, we had total investments in real estate ventures of $222.2 million that we account for under the equity method of accounting. These equity investments are primarily investments in approximately 40 separate property or fund co-investments with which we have an advisory agreement. Our ownership percentages in these co-investments range from less than 1% to approximately 10%.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At September 30, 2011, our maximum potential unfunded commitment to LIC I is euro 7.5 million ($10.1 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At September 30, 2011, LIC II has unfunded capital commitments to the underlying funds for future fundings of co-investments of $209.7 million, of which our 48.78% share is $102.3 million. The $102.3 million commitment is part of our maximum potential unfunded total commitment to LIC II at September 30, 2011 of $271.0 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our commitment over the next one to two years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital.

As of September 30, 2011, LIC II maintains a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $29.3 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $271.0 million. As of September 30, 2011, LIC II had $34.0 million of outstanding borrowings on the facility.

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $8.6 million as of September 30, 2011.

For the nine months ended September 30, 2011, funding of co-investments exceeded return of capital by $46 million. We expect to continue to pursue co-investment opportunities with our real estate investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At September 30, 2011, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2010 or in the first nine months of 2011. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and restricted stock unit grants made under our existing stock plans.

We paid a semi-annual cash dividend of $0.15 per share of our common stock during the second quarter of 2011. A dividend-equivalent in the same per share amount also was paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

The Company announced on November 2, 2011 that its Board of Directors has declared a semi-annual cash dividend of $0.15 per share of its common stock. The dividend payment will be made on December 15, 2011, to holders of record at the close of business on November 15, 2011. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan. There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by the Company's Board of Directors.

Capital Expenditures and Business Acquisitions
Capital expenditures for the first nine months of 2011 were $55.9 million, compared to $22.8 million for the first nine months of 2010. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space.

In the first nine months of 2011, we used $234.0 million in connection with acquisitions. We also paid $163 million for deferred business acquisition obligations related to acquisitions we completed in prior years. Terms for our acquisitions completed in prior years included some or all of the following: cash paid at closing, provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaling $292 million at September 30, 2011 on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At September 30, 2011, we had the potential to make earn-out payments on 14 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $165.2 million at September 30, 2011. These amounts could come due at various times over the next four years assuming the achievement of the applicable performance conditions.

Our 2007 acquisition of an Indian real estate services company and its subsequent merger into the Company’s India operations includes provisions for a payment to be made in 2014 for the repurchase of the remaining shares exchanged in the merger. This payment will be based on future performance of these operations and accordingly is not quantifiable at this time. An estimate of this obligation based on the original value of shares exchanged is reflected on our consolidated balance sheet within the Minority shareholder redemption liability.

Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC I and LIC II, unconsolidated joint ventures which serve as our vehicles for substantially all co-investment activity, for future fundings of co-investments in underlying funds totaling a maximum of $281.1 million as of September 30, 2011. See our discussion of unfunded commitments in the “Co-investment Activity” discussion above, but still within this Liquidity and Capital Resources section.

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our credit facility. Our average outstanding borrowings under the Facility were $421.5 million during the nine months ended September 30, 2011, and the effective interest rate was 1.6%. As of September 30, 2011, we had $567.0 million outstanding under the Facility. The Facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We entered into no such agreements in 2010 or the first nine months of 2011, and we had no such agreements outstanding at September 30, 2011.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue outside of the United States totaled 57% and 56% of our total revenue for each of the nine months ended September 30, 2011 and 2010, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the euro (13% of revenue for the nine months ended September 30, 2011) and the British pound (12% of revenue for the nine months ended September 30, 2011).

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

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. In the third quarter of 2011, we recognized a net loss of $14.5 million from the revaluation of these forward contracts, as well as a net gain associated with the revaluation of intercompany loans hedged by these forward contracts such that the net impact to earnings was not significant. At September 30, 2011, these forward exchange contracts had a gross notional value of $1.5 billion ($532 million on a net basis). The net liability of these forward contracts, $14.5 million, was recorded on our balance sheet as a current asset of $3.2 million and a current liability of $17.7 million at September 30, 2011.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of September 30, 2011, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Chief Executive Officer, Europe, Middle East and Africa

Additional Global Corporate Officers

Charles J. Doyle
Chief Marketing and Communications Officer

Mark K. Engel
Controller

James S. Jasionowski
Chief Tax Officer

David A. Johnson
Chief Information Officer

J. Corey Lewis
Director of Internal Audit

Mark J. Ohringer
General Counsel and Corporate Secretary

Joseph J. Romenesko
Treasurer

During the third quarter, Nazneen Razi, our Chief Human Resources Officer, left the firm to take a similar position with Health Care Services Corporation in Chicago, Illinois. We have not yet replaced Ms. Razi.

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November, 2011.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin

By: Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and Principal Financial Officer)

Item 6.                 Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.

*Filed herewith