Form 10-K
period 2011-12-31
JONES LANG LASALLE INC
filed 2012-02-27
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended December 31, 2011	Commission File Number 1-13145

Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland	36-4150422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Randolph Drive, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 312-782-5800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2011 was $4,003,925,286.

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on February 21, 2012 was 43,625,010.

Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

ITEM 1.  BUSINESS

COMPANY OVERVIEW
Jones Lang LaSalle Incorporated (Jones Lang LaSalle, which we may refer to as we, us, our, the Company or the Firm) was incorporated in 1997. Jones Lang LaSalle is a financial and professional services firm specializing in real estate. We offer integrated services delivered by expert teams worldwide to clients seeking increased value by owning, occupying or investing in real estate. We have over 200 corporate offices worldwide and operations in more than 1,000 locations in 70 countries. We have approximately 45,500 employees, including 26,700 employees whose costs our clients reimburse. We offer comprehensive integrated real estate and investment management services on a local, regional and global basis to owner, occupier and investor clients. We are an industry leader in property and corporate facilities management services, with a portfolio of approximately 2.1 billion square feet worldwide. We deliver an array of Real Estate Services (RES) across our three geographic business segments: (1) the Americas, (2) Europe, Middle East and Africa (EMEA), and (3) Asia Pacific. LaSalle Investment Management, a wholly owned member of the Jones Lang LaSalle group that comprises our fourth business segment, is one of the world’s largest and most diversified real estate investment management firms with over $47.7 billion of assets under management.

In 2011, we generated record-setting revenue of $3.6 billion across our four business segments, a 23% increase from 2010. We believe that we are well positioned to take advantage of the opportunities in a consolidating industry and to navigate successfully the dynamic markets in which we compete worldwide.

For discussion of our segment results please see “Results of Operations” and “Market Risks” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 3, Business Segments, of the Notes to Consolidated Financial Statements.

We won numerous awards during 2011, reflecting the quality of the services we provide to our clients, the integrity of our people and our desirability as a place to work.  Among others we were named:

●	One of the World’s Most Admired Companies by Fortune (as we also were in 2008 and 2009)
●	The highest ranking real estate services firm in the Leaders category of the Global Outsourcing 100 by the International Association of Outsourcing Professionals;
●	Euromoney’s Global Best Investment Manager and Best Investment Manager in Asia;
●	ENERGY STAR’s Partner of the Year by the U.S. Environmental Protection Agency;
●	The winner of P&G’s Top Global Performing Partners Excellence Award;
●	For the fourth year in a row, one of the World’s Most Ethical Companies by the Ethisphere Institute;
●	Best property consultancy in Australia, India, Thailand, Mexico, Italy, Turkey, Central and Eastern Europe, Russia and Dubai; and
●	One of the best places to work in, among others, Germany, Spain, Ireland, Atlanta, Denver, Phoenix, Los Angeles and Washington D.C.

The broad range of real estate services we offer includes:

•	Agency leasing	•	Capital markets
•	Tenant representation	•	Real estate investment banking / merchant banking
•	Property management	•	Corporate finance
•	Facilities management / outsourcing	•	Hotel advisory
•	Project and development management / construction	•	Energy and sustainability services
•	Valuations	•	Value recovery and receivership services
•	Consulting	•	Investment management

We offer these services locally, regionally and globally to real estate owners, investors and occupiers for a variety of property types, including:

•	Offices	•	Multi-family residential and military housing
•	Hotels	•	Critical environments and data centers
•	Industrial properties	•	Sports facilities
•	Retail properties	•	Cultural facilities
•	Healthcare and laboratory facilities	•	Transportation centers

Individual regions and markets may focus on different property types to a greater or lesser extent depending on local requirements, market conditions and the opportunities we perceive.

We work for a broad range of clients who represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size.  They include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (public sector) entities. Increasingly, we are offering services to middle-market companies seeking to outsource real estate services. Through our LaSalle Investment Management subsidiary, we invest for clients on a global basis in both (1) publicly traded real estate securities and (2) private real estate assets.

The attributes that enhance our services and distinguish our firm include our:

●	Integrated global business model;
●	Industry-leading research capabilities;
●	Focus on client relationship management;
●	Consistent worldwide service delivery and integrity;
●	Ability to deliver innovative solutions to assist our clients in maximizing the value of their real estate portfolios;
●	Strong brand and reputation; and
●	Strong financial position.

We have grown our business by expanding our client base and the range of our services and products, both organically and through a series of strategic acquisitions and mergers. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for the full spectrum of real estate needs of our clients. We first began to establish this network of services across the globe through the 1999 merger of the Jones Lang Wootton companies (JLW, founded in England in 1783) with those of LaSalle Partners Incorporated (LaSalle Partners, founded in the United States in 1968).

Jones Lang LaSalle History and Acquisition Activities
Prior to our incorporation in Maryland in April 1997 and our initial public offering (the Offering) of 4,000,000 shares of common stock in July 1997, Jones Lang LaSalle conducted its real estate services and investment management businesses as LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (collectively, the Predecessor Partnerships). Immediately prior to the Offering, the general and limited partners of the Predecessor Partnerships contributed all of their partnership interests in the Predecessor Partnerships in exchange for an aggregate of 12,200,000 shares of common stock.

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

Since 2005, we have completed over 40 acquisitions as part of our global growth strategy. These strategic acquisitions have given us additional market share in key markets, expanded our capabilities in certain service areas and further broadened the global platform we make available to our clients. These acquisitions have increased our presence and product offering globally, and have included acquisitions in England, Scotland, Finland, France, Germany, the Netherlands, Spain, Turkey, Dubai, South Africa, Hong Kong, Singapore, Japan, Indonesia, India, the Philippines, Australia, Canada, Brazil and the United States.

In January 2006, we acquired Spaulding & Slye, a privately held real estate services and investment company with offices in Boston and Washington, D.C. We integrated Spaulding & Slye’s 500 employees into the Jones Lang LaSalle organization, significantly increasing the Firm’s market presence in New England and Washington, D.C.

In a multi-step acquisition starting in 2007, we acquired the former Trammell Crow Meghraj (TCM), one of the largest privately held real estate services companies in India. We have combined TCM’s operations with our Indian operations and we now operate under the Jones Lang LaSalle brand name throughout India.

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

In May 2011, we completed the acquisition of King Sturge, a United Kingdom-based international property consultancy. The King Sturge acquisition, which further extends our historical roots back to its founding in 1760, significantly enhanced the strength and depth of our service capabilities in the United Kingdom and in continental Europe, adding approximately 1,400 employees.

In addition to King Sturge, we completed eight acquisitions in 2011 within the United States, South Africa, Australia, Singapore and Indonesia.

We are considering, and will continue to consider, acquisitions that we believe will strengthen our market positions, expand our service offerings, increase our profitability and supplement our organic growth.  However, there is no assurance that we will engage in acquisition activity in the future at the same pace as we have in the past.

Value Drivers for Growth and Superior Client Service
Our mission is to deliver exceptional strategic, fully integrated services and solutions for real estate owners, occupiers and investors worldwide. We deliver a combination of services, skills and expertise on an integrated global platform that we own (and do not franchise), which we believe sets us apart from our competitors. While we face high-quality competition, we also believe that we have a unique set of attributes that makes us the best choice for clients seeking real estate and investment management services.  We have the size and scale of resources necessary to provide the expertise of the Firm wherever clients need it. Our culture of teamwork and collaboration means that we can marshal those resources to deliver the greatest possible value and results. Our “client first” orientation means that our people focus on how we can best provide what our clients need and want.

Consultancy practices typically do not share our implementation expertise or local market awareness. Investment banking and investment management competitors generally possess neither our local market knowledge nor our real estate service capabilities. Traditional real estate firms lack our financial expertise and operating consistency. Other global competitors, which we believe often franchise at least some of their offices through separate owners, do not have the same level of business coordination or consistency of delivery that we can provide through our network of wholly owned offices, directly employed personnel and integrated information technology, human resources and financial systems. That network also permits us to promote a high level of integrity throughout the organization and to use our diverse and welcoming culture as a competitive advantage in developing clients, recruiting employees and acquiring businesses.

Key value drivers distinguish our business activities:

●	Our integrated global services platform;

●	The quality and worldwide reach of our research function;

●	Our focus on client relationship management as a means to provide superior client service;

●	Our reputation for consistent and trustworthy worldwide service delivery, as measured by our creation of best practices and by the skills, experience, collaborative nature and integrity of our people;

●	Our ability to deliver innovative solutions to assist our clients in maximizing the value of their real estate portfolios;

●	The strength of our brand; and

●	The strength of our financial position.

We have designed our business model to create value for our clients, our shareholders and our employees. Based on our established presence in, and intimate knowledge of, local real estate and capital markets worldwide, and supported by our investments in thought leadership, technology and the use of the Internet to gather and communicate information relevant to our constituencies, we believe that we create value for clients by addressing their local, regional and global real estate needs as well as their broader business, strategic, operating and financial goals. Our financial position, which we believe is the strongest in our industry, and our reputation for integrity, which we also believe is the strongest in the industry, give our clients confidence in our long-term ability to meet our obligations to them. We also believe that the ability to create and deliver value to our clients drives our own ability to grow our business and improve profitability and shareholder value. In doing so, we enable our people to demonstrate their technical competence and advance their careers by taking on new and increased responsibilities within a dynamic environment as our business expands geographically, adds adjacent service offerings and develops in sophistication.

GLOBAL STRATEGIC PRIORITIES
To continue to create new value for our clients, shareholders and employees, we have identified five strategic priorities, which we call the G5.

G1: BUILD OUR LEADING LOCAL AND REGIONAL SERVICE OPERATIONS. Our strength in local and regional markets determines the strength of our global service capabilities. Our financial performance also depends, in great part, on the business we source and execute locally from our 200 wholly owned offices around the world. We continually seek to leverage our established business presence in the world’s principal real estate markets in order to provide expanded and adjacent local and regional services without a proportionate increase in infrastructure costs. We believe that these capabilities will continue to set us apart and make us more attractive to current and prospective clients as well as to revenue generating employees such as brokers and client relationship managers.

G2: STRENGTHEN OUR LEADING POSITION IN CORPORATE SOLUTIONS. The accelerating trends of globalization, cost cutting, energy management and the outsourcing of real estate services by corporate occupiers support our decision to emphasize a truly global Corporate Solutions business to serve their needs comprehensively. This service delivery capability helps us create new client relationships, particularly as companies turn to the outsourcing of their real estate as a way to manage expenses and enhance sustainability. These services have proven to be counter-cyclical as we have seen demand for them strengthen when the economy has weakened. In addition, a number of corporate clients are demanding the multi-regional capabilities that we can deliver.

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

G4: STRENGTHEN LASALLE INVESTMENT MANAGEMENT’S LEADERSHIP POSITION. With its integrated global platform, LaSalle Investment Management is well positioned to serve institutional real estate investors looking for attractive opportunities around the world. We are focused on helping our LaSalle Investment Management business develop and offer new products quickly and extend its portfolio capabilities into promising new markets in order to enhance that position.  We continue to maintain strong offerings in core products to meet the demand from clients who seek investments in the most stable and mature real estate markets.

G5: CONNECTIONS: DIFFERENTIATE BY CONNECTING ACROSS THE FIRM AND WITH CLIENTS. To create real value and new opportunities for our clients, shareholders and employees, we are working to strengthen and fully leverage the links between our people, service lines and geographies worldwide to better connect with our clients and put the Firm’s global expertise and experience to work for them.  This includes constantly striving to leverage use of the Internet and emerging social media to gather and disseminate information that will be useful to our clients, employees, vendors and other constituencies.

We have committed resources to each of the G5 priorities in past years and expect we will continue to do so in the future. This strategy has helped us to weather economic downturns, continue to grow market share, expand our services by developing adjacent offerings and take advantage of new opportunities as they arise. By continuing to invest in the future based on how our strengths can support the needs of our clients, we intend to maintain and expand our position as an industry leader. Although our fundamental business strategies remain intact, each of our businesses continually reevaluates how it can best serve our clients as their needs change and as real estate markets, credit markets, economies and political environments exhibit changes, which in each case may be dramatic and unpredictable.

BUSINESS SEGMENTS
We report our operations as four business segments. We manage our Real Estate Services (RES) product offerings geographically as (1) the Americas, (2) Europe, Middle East and Africa (EMEA), and (3) Asia Pacific, and we manage our investment management business globally as (4) LaSalle Investment Management. See “Results of Operations” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 3 Business Segments of the Notes to Consolidated Financial Statements, for financial information discussed by segment.

REAL ESTATE SERVICES (RES): AMERICAS, EMEA AND ASIA PACIFIC
To address the needs of real estate owners and occupiers, we provide a full range of integrated property, project management and transaction services locally, regionally and globally through our Americas, EMEA and Asia Pacific operating segments. We organize our RES according to five major product categories:

•	Leasing Services;
•	Property and Facilities Management;
•	Project and Development Services;
•	Capital Markets and Hotels; and
•	Advisory, Consulting and Other Services.

Across these five broad RES categories, we leverage our deep real estate expertise and experience within the Firm to provide innovative solutions for our clients. A description of these product categories and the services we provide within them follows:

1. Leasing Services

Agency Leasing Services executes marketing and leasing programs on behalf of investors, developers, property companies and public entities to secure tenants and negotiate leases with terms that reflect our clients’ best interests. In 2011, we completed approximately 15,950 agency leasing transactions representing approximately 198 million square feet of space. We typically base our agency leasing fees on a percentage of the value of the lease revenue commitment for consummated leases.

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

We determine Tenant Representation Services fees on a negotiated fee basis and in various markets landlords may be responsible for paying them. Fees often reflect performance measures related to targets that we and our clients establish prior to engagement or, in the case of strategic alliances, at future annual intervals. We use quantitative and qualitative measurements to assess performance relative to these goals, and incentive fees may be awarded for superior performance. In 2011, we completed approximately 12,960 tenant representation transactions representing approximately 349 million square feet of space.

2. Property and Facilities Management

Property Management Services provides on-site management services to real estate owners for office, industrial, retail and specialty properties. We seek to leverage our market share and buying power to deliver superior service and value to clients. Our goal is to enhance our clients’ property values through aggressive day-to-day management. We may provide services through our own employees or through contracts with third-party providers (as to which we may act in a principal capacity or hire as an agent for our clients). We focus on maintaining high levels of occupancy and tenant satisfaction while lowering property operating costs. During 2011, we provided on-site property management services for properties totaling approximately 1.2 billion square feet.

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

Integrated Facilities Management Services provides comprehensive portfolio and property management services to corporations and institutions that outsource the management of the real estate they occupy. Properties under management range from corporate headquarters to industrial complexes. During 2011, Integrated Facilities Management Services managed approximately 855 million square feet of real estate for its clients. Our target clients typically have large portfolios (usually over 1 million square feet) that offer significant opportunities to reduce costs and improve service delivery. The competitive trends of globalization, outsourcing and offshoring have prompted many of these clients to demand consistent service delivery worldwide and a single point of contact from their real estate service providers. We generally develop performance measures to quantify the progress we make toward goals and objectives that we have mutually determined. Depending on client needs, our Integrated Facilities Management Services units, either alone or partnering with other business units, provide services that include portfolio planning, property management, agency leasing, tenant representation, acquisition, finance, disposition, project management, development management, energy and sustainability services and land advisory services. We may provide services through our own employees or through contracts with third-party providers (as to which we may act in a principal capacity or which we may hire as an agent for our clients).

Our Integrated Facilities Management Services units are compensated on the basis of negotiated fees that we typically structure to include a base fee and a performance bonus. We base performance bonus compensation on a quantitative evaluation of progress toward performance measures and regularly scheduled client satisfaction surveys. Integrated Facilities Management Services agreements are typically three to five years in duration, but they also are cancelable at any time upon a short notice period, usually 30 to 60 days, as is typical in the industry.

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

In the United States, we provide Mobile Engineering Services to banks and other clients with large portfolios of sites. Rather than using multiple vendors to perform facility services, these companies hire Jones Lang LaSalle to provide HVAC, electrical and plumbing services, and general interior repair and maintenance. Our multi-disciplined mobile engineers serve numerous clients in a specified geographic area, performing multiple tasks in a single visit and taking ownership of the operational success of the sites they service. This service delivery model reduces clients' operating costs by bundling on-site services and reducing travel time between sites.

3. Project and Development Services

Project and Development Services provides a variety of services to tenants of leased space, owners in self-occupied buildings and owners of real estate investments. These include conversion management, move management, construction management and strategic occupancy planning services. Project and Development Services frequently manages relocation and build-out initiatives for clients of our Property Management Services, Integrated Facilities Management Services and Tenant Representation Services units. Project and Development Services also manages all aspects of development and renovation of commercial projects for our clients, including in some cases as a general contractor. Additionally, we provide these services to public-sector clients, particularly to military and government entities and educational institutions, primarily in the United States and to a more limited but growing extent in other countries.

Our Project and Development Services business is generally compensated on the basis of negotiated fees. Client contracts are typically multi-year in duration and may govern a number of discrete projects, with individual projects being completed in less than one year.

In EMEA, we provide fit-out and refurbishment services under the Tetris brand, which we retained from an acquisition that our French business previously made.

4. Capital Markets and Hotels

Capital Markets Services includes institutional property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution.  We are also a Freddie Mac Program Plus® Seller/Servicer and operate a multi-family lending and commercial loan servicing platform. Real Estate Investment Banking Services includes sourcing capital, both in the form of equity and debt, derivatives structuring and other traditional investment banking services designed to assist investor and corporate clients in maximizing the value of their real estate. To meet client demands to market real estate assets internationally and to invest outside of their home markets, our Capital Markets Services teams combine local market knowledge with our access to global capital sources to provide superior execution in raising capital for real estate assets. By researching, developing and introducing innovative new financial products and strategies, Capital Markets Services is also integral to the business development efforts of our other businesses.

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

We provide Value Recovery Services to owners, investors and occupiers to help them analyze the impact of a possible financial downturn on their assets and identify solutions that allow them to respond decisively. In this area, we address the operational and occupancy needs of banks and insurance companies that are merging with or acquiring other institutions. We assist banks and insurance companies with challenged assets and liabilities on their balance sheets by providing valuations, asset management, loan servicing and disposition services. We provide receivership services and special asset servicing capabilities to lenders, loan servicers and financial institutions that need help managing defaulted real estate assets. In addition, we provide valuation, asset management and disposition services to government entities to maximize the value of owned securities and assets acquired from failed financial institutions or from government relief programs. We also assist owners by identifying potentially distressed properties and the major occupiers who are facing challenges.

5. Advisory, Consulting and Other Services

Valuation Services provides clients with professional valuation services and helps them determine market values for office, retail, industrial and mixed-use properties. Such services may involve valuing a single property or a global portfolio of multiple property types. We conduct valuations, which typically involve commercial property, for a variety of purposes, including acquisitions, dispositions, debt and equity financings, mergers and acquisitions, securities offerings (including initial public offerings) and privatization initiatives. Clients include occupiers, investors and financing sources from the public and private sectors. For the most part, our valuation specialists provide services outside of the United States. We usually negotiate compensation for valuation services based on the scale and complexity of each assignment, and our fees typically relate in part to the value of the underlying assets.

Consulting Services delivers innovative, results-driven real estate solutions that align strategically and tactically with clients’ business objectives. We provide clients with specialized, value-added real estate consulting services in such areas as mergers and acquisitions, occupier portfolio strategy, workplace solutions, location advisory, financial optimization strategies, organizational strategy and Six Sigma process solutions. Our professionals focus on translating global best practices into local real estate solutions, creating optimal financial and operational results for our clients.

We also provide Advisory Services for hotels, including hotel valuations and appraisals, acquisition advice, asset management, strategic planning, management contract negotiation, consulting, industry research and project and development services for asset types spanning the hospitality spectrum.

We typically negotiate compensation for Consulting Services based on work plans developed for advisory services that vary based on scope and complexity of projects. For transaction services, we generally base compensation on the value of transactions that close.

We provide Energy and Sustainability Services to occupiers and investors to assist them in developing their corporate sustainability strategies, greening their real estate portfolios, reducing their energy consumption and their carbon footprint, upgrading building performance by managing Leadership in Energy and Environmental Design (LEED) construction or retrofits and providing sustainable building operations management. We have over 1,075 LEED-accredited professionals and have provided over 20,000 facilities with specialized energy evaluation services. In 2010, we documented $128 million in energy savings for our clients and reduced their greenhouse gas emissions by 563,000 tons.

We generally negotiate compensation for Energy and Sustainability Services for each assignment based on the scale and complexity of the project or shared savings.

INVESTMENT MANAGEMENT

Our global real estate investment management business, a member of the Jones Lang LaSalle group that we operate under the brand name of LaSalle Investment Management, has three priorities:

●	Develop and execute customized investment strategies that meet the specific investment objectives of each of our clients;
●	Provide superior investment performance; and
●	Deliver uniformly high levels of service on a global basis.

We provide investment management services to institutional investors and high-net-worth individuals. We seek to establish and maintain relationships with sophisticated investors who value our global platform and extensive local market knowledge. As of December 31, 2011, LaSalle Investment Management managed over $47.7 billion of public real estate securities and private real estate assets, making us one of the world’s largest managers of institutional capital invested in real estate assets and securities.

LaSalle Investment Management provides clients with a broad range of real estate investment products and services in the public and private capital markets. We design these products and services to meet the differing strategic, risk/return and liquidity requirements of individual clients. The range of investment alternatives includes private investments in multiple real estate property types (including office, retail, industrial, health care and multi-family residential). We act either through investment funds that LaSalle Investment Management manages or through single client account relationships (“separate accounts”). We also offer indirect public investments, primarily in publicly traded real estate investment trusts (“REITs”) and other real estate equities.

We believe the success of our investment management business comes from our investment performance, industry-leading research capabilities, experienced investment professionals, innovative investment strategies, global presence and coordinated platform, local market knowledge and strong client focus. We maintain an extensive real estate research department whose dedicated professionals monitor real estate and capital market conditions around the world to enhance current investment decisions and identify future opportunities. In addition to drawing on public sources for information, our research department utilizes the extensive local presence of Jones Lang LaSalle professionals throughout the world to gather and share proprietary insight into local market conditions.

The investment and capital origination activities of our investment management business have grown increasingly global. We have invested in direct real estate assets in 17 countries across the globe, as well as in public real estate companies traded on all major stock exchanges. We expect that cross-border investment management activities, both fund raising and investing, will continue to grow.

Private Investments in Real Estate Properties. In serving our investment management clients, LaSalle Investment Management is responsible for the acquisition, management, leasing, financing and divestiture of real estate investments across a broad range of real estate property types. LaSalle Investment Management launched its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including 15 funds that invest in assets in the Americas, 12 funds that invest in assets located in Europe and six funds that invest in assets in Asia Pacific. LaSalle Investment Management also maintains separate account relationships with investors for whom we manage private real estate investments. As of December 31, 2011, LaSalle Investment Management had approximately $35.9 billion in assets under management in commingled funds and separate accounts.

Some investors prefer to partner with investment managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest funds alongside the investments of clients’ funds will continue to be an important factor in maintaining and continually improving our competitive position. We believe our co-investment strategy strengthens our ability to continue to raise capital for new investment funds. At December 31, 2011, we had a total of $224.9 million of investments in co-investments.

We may engage in “merchant banking” activities in appropriate circumstances. These involve making investments of the Firm’s capital to acquire properties in order to seed investment management funds before they have been offered to clients. Historically, we have done this substantially through the LaSalle Investment Company structures we describe in Note 5 Investment in Real Estate Ventures of the Notes to Consolidated Financial Statements. We may also provide investment capital directly.

LaSalle Investment Management conducts its operations with teams of professionals dedicated to achieving specific client objectives. We establish investment committees within each region whose members have specialized knowledge applicable to underlying investment strategies. These committees must approve all investment decisions to make private market investments. We utilize the investment committee approval process for LaSalle Investment Management’s investment funds and for all separate account relationships.

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

Investments in Public Equity. LaSalle Investment Management also offers clients the ability to invest in separate accounts focused on public real estate equity. We invest the capital of these clients principally in publicly traded securities of REITs and property company equities. As of December 31, 2011, LaSalle Investment Management had approximately $11.8 billion of assets under management in these types of investments. LaSalle Investment Management is typically compensated by securities investment clients on the basis of the market value of assets under management.

COMPETITION
As the result of our significant growth over the previous decade, we are now one of the two largest real estate services and investment management providers on a global basis. We believe that the other similar global providers are significantly smaller in terms of revenues than us or CBRE Group, Inc., the other largest firm in the industry. We believe that our geographic reach, scope of services and scale of resources have become sufficient to provide substantially all of the services our clients need, wherever they need them. To most effectively serve and retain current clients, and win new clients, we strive to be the best firm in our industry.

Although there has been, and we expect will continue to be, consolidation within our industry, the totality of real estate services constituting the industry remains very large and as a whole the provision of these services remains highly diverse and fragmented. Accordingly, since we provide a broad range of commercial real estate and investment management services across many geographies, we face significant competition in many different ways on an international, regional and local level. Depending on the service, we also face competition from other real estate service providers, some of which may not traditionally be thought of as such, including institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, firms providing outsourcing services of various types (including technology or building products) and companies that self-provide their real estate services with in-house capabilities. While these competitors may be global firms that claim to have service competencies similar to ours, many are local or regional firms which, although substantially smaller in overall size, may be larger in a specific local or regional market. During 2011, certain firms in our industry that had been more significant competitors have materially contracted.

COMPETITIVE DIFFERENTIATORS
We believe that the key value drivers we list below create several competitive differentiators. These form the basis of our market positioning as the leading firm of choice for clients seeking an integrated financial and professional services firm specializing in real estate on a global basis.

Integrated Global Services. By combining a wide range of high-quality, complementary services—and delivering them at consistently high service levels globally through wholly owned offices with directly employed personnel—we can develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. We also believe that we have secured an established business presence in the world’s principal real estate markets, with the result that we can grow revenue without a proportionate increase in infrastructure costs. With operations in more than 1,000 locations in 70 countries on six continents, we have in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe. This geographic coverage, combined with the ability and willingness of our people to communicate and connect with each other across a common infrastructure platform, positions us to serve the needs of our multinational clients and manage investment capital on a global basis. We anticipate that our cross-selling potential across geographies and product lines will continue to develop new revenue sources for multiple business units within Jones Lang LaSalle.

We also anticipate that over time we will continue to develop expanded service offerings that are complementary, or adjacent, to our current offerings.  An example would be providing services to multi-family residential real estate that complements our current services to commercial clients seeking to develop multi-use properties that encompass office, retail and residential space.

Industry-Leading Research and Knowledge Building; Use of the Internet. We invest in and rely on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy for our clients. We have approximately 330 research professionals who gather data and cover market and economic conditions around the world. Research also plays a key role in keeping colleagues throughout the organization attuned to important events and changing conditions in world markets. We facilitate the dissemination of this information to colleagues through our company-wide intranet. We are also devising new approaches through technology, including the use of the Internet and developing social media techniques, to make our research, services and property offerings more readily available to clients.

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

Our client-driven focus enables us to develop long-term relationships with real estate investors and occupiers. By developing these relationships, we are able to generate repeat business and create recurring revenue sources. In many cases, we establish strategic alliances with clients whose ongoing service needs mesh with our ability to deliver fully integrated real estate services across multiple business units and office locations. We support our relationship focus with an employee compensation and evaluation system designed to reward client relationship building, teamwork and quality performance, in addition to revenue development.

Consistent Service Delivery and Culture. We believe that our globally coordinated investments in research, technology, people and innovation, combined with the fact that our offices are wholly owned (rather than franchised) and our professionals are directly employed, enable us to develop, share and continually evaluate best practices across our global organization. We also believe these attributes allow us to promote a culture of internal communication and connectivity and of integrity that is unparalleled in our industry. As a result, we are able to deliver the same consistently high levels of client service and operational excellence substantially wherever our clients’ real estate investment and services needs exist.

Based on our general industry knowledge and specific client feedback, we believe we are recognized as an industry leader in technology. We possess the capability to provide sophisticated information technology systems on a global basis to serve our clients and support our employees. For example, FutureView (sm), our global portfolio optimization tool, allows corporate real estate teams with geographically diverse portfolios to identify potential rent savings by comparing their lease obligations to our firm’s sophisticated local market forecasts. OneView by Jones Lang LaSalle (sm), our client extranet technology, provides clients with detailed and comprehensive insight into their portfolios, the markets in which they operate and the services we provide to them.

For our Energy and Sustainability Services business we have developed four industry leading technology platforms designed to help our clients reduce their environmental footprint and energy costs: (1) our Upstream platform is a tool for benchmarking overall energy and environmental performance relative to similar buildings in a similar geography, (2) our Building Energy Allocation Tool (BEAT) enables a quick assessment of building energy consumption leading to opportunities for performance improvement, (3) our Portfolio Energy and Environmental Reporting (PEER) tool provides a web-based platform for ongoing energy and environmental measurement and reporting including carbon footprint assessment, and (4) our Environmental Sustainability Platform (ESP) is a real-time metering and monitoring program that enables on-line, real-time monitoring of building energy consumption. Connect (sm), our intranet technology, offers our employees easy access to the Firm’s policies, news and collective thinking regarding our experience, skills and best practices. We have also recently implemented, or are in the process of implementing, global integrated systems for finance, human resources, client relationship management and securities management and trading systems for our investment management business.

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

We expect that we will continue to seek and implement additional ways in which we can develop and deploy technology platforms, use the Internet and employ social media techniques as business tools that will pro-actively make our own services and the real estate properties we list on the Internet increasingly efficient and useful to our constituencies and that will support our marketing and client development activities.

Maximizing Values of Real Estate Portfolios. To maximize the values of our real estate investments, LaSalle Investment Management capitalizes on its strategic research insights and local market knowledge to develop an integrated approach that leads to innovative solutions and value enhancement. Our global strategic perspective allows us to assess pricing trends for real estate and know which investors worldwide are investing actively. This gives us an advantageous perspective on implementing buying and selling strategies. During hold periods, our local market research allows us to assess the potential for cash flow enhancement in our clients assets based on an informed opinion of rental-rate trends. When combined, these two perspectives provide us with an optimal view that leads to timely execution and translates into superior investment performance.

Strong Brand. In 2008, we introduced a new global brand positioning and visual identity to further differentiate us from our competitors. Based on evidence provided by marketing surveys we have commissioned, the extensive coverage we receive in top-tier business publications, the major awards we receive in many categories of real estate, sustainability and ethics, as well as our significant, long-standing client relationships, we believe that large corporations and institutional investors and occupiers of real estate recognize Jones Lang LaSalle’s ability to reliably create value in changing market conditions. Our reputation is based on our deep industry knowledge, excellence in service delivery, integrity and our global provision of high-quality, professional real estate and investment management services. We believe that the combined strength of the Jones Lang LaSalle and LaSalle Investment Management brands represents a significant advantage when we pursue new business opportunities and is also a major motivation for talented people to join us around the world.

We believe we hold the necessary trademarks worldwide with respect to the “Jones Lang LaSalle” and “LaSalle Investment Management” names and the related logo, which we expect to continue to renew as necessary.

Financial Strength. We focus on maintaining financial performance metrics, particularly our leverage and interest coverage ratios, that will allow us to maintain investment grade financial ratings. We believe that the confidence in the financial strength of long-term service providers has become increasingly important to our clients, particularly in light of the global recession and the volatility of the capital markets in its aftermath. We believe that clients are increasingly making financial strength one of the more important criteria when they are selecting real estate service providers. Accordingly, our ability to present a superior financial condition distinguishes us as we compete for business.

We also believe that our geographic dispersion and the diversity of our service offerings across the globe provide a diversification of the sources of our revenues that reduces the overall inherent volatility of operating a real estate services business and therefore an additional measure of financial stability relative to other firms that are only local or regional and therefore must rely on the strength of fewer different markets.

INDUSTRY TRENDS
Recovering But Still Uncertain Economic Conditions. During 2010 and 2011, commercial real estate markets broadly recovered around the world, although at different speeds and different levels of strength. Commercial values in most markets have been rising, though at varying rates of growth. Cross-border transaction volumes were nearly back to the levels of the previous cycle by the end of 2010, and continued to increase in 2011. During the second half of 2011, however, additional uncertainty was injected into the markets by the political and economic challenges that arose within the European Union, particularly as they influenced the credit quality of sovereign bonds issued by various European countries and the stability and liquidity of European banks.  Additionally, unemployment, downward pressure on residential prices and political gridlock in the United States continued to tamp down economic recovery, although there have been more recent signs of relative improvement. Due to the continuing uncertainties, a significant weight of equity capital has been targeting the most high quality prime real estate assets across all sectors, with prime yields continuing to compress due to the low supply of high quality assets to meet investor demand. Prime capital values have been rising over the last two years, most notably in many of the world’s top office markets. Leasing conditions also have broadly improved worldwide although progress continues to trail the recovery in global capital markets.

Increasing Demand for Global Services and Globalization of Capital Flows. Many corporations based in countries around the world have pursued growth opportunities in international markets. Many are striving to control costs by outsourcing or offshoring non-core business activities. Both trends have increased the demand for global real estate services, including facilities management, tenant representation and leasing, property and energy management services. We believe that these trends will favor real estate service providers with the capability to provide services—and consistently high service levels—in multiple markets around the world.  The highly competitive marketplace for the services we provide, combined with financial pressures experienced by certain of our competitors have, however, negatively impacted fees within some of our service lines.

Additionally, real estate capital flows have become increasingly global, as more assets are marketed internationally and as more investors seek real estate investment opportunities beyond their own borders. This trend has created new opportunities for investment managers equipped to facilitate international real estate capital flows and execute cross-border real estate transactions.

Growth of Outsourcing. In recent years outsourcing of professional real estate services has increased substantially, as corporations have focused corporate resources on core competencies. Although some continue to unbundle and separate the sources of their real estate services, large users of commercial real estate services continue to demonstrate an overall preference for working with single-source service providers able to operate locally, regionally and globally. The ability to offer a full range of services on this scale requires significant corporate infrastructure investment, including information technology and personnel training. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments. In addition, public and other non-corporate users of real estate, including government agencies and health and educational institutions, have begun to outsource real estate activities as a means of reducing costs. As a result, we believe there continues to be significant growth opportunities for firms like ours that can provide integrated real estate services across many geographic markets.

Alignment of Interests of Investors and Investment Managers. Institutional investors continue to allocate significant portions of their investment capital to real estate. Many investors have shown a desire to commit their capital to investment managers willing to co-invest their own capital in specific real estate investments or real estate funds. In addition, investors are increasingly requiring that fees paid to investment managers be more closely aligned with investment performance. As a result, we believe that investment managers with co-investment capital, such as LaSalle Investment Management, will have an advantage in attracting real estate investment capital. In addition, co-investment may bring the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such investments.

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

Industry Consolidation and Other Trends.  We believe that consolidation in our industry will continue as the larger, more financially and operationally stable companies will gain market share and become increasingly more capable of servicing the needs of global clients. We also believe that developed countries will be favored for new investment as the risk appetite by investors remains conservative. Additionally, governance and ethics will become increasingly important factors as operators and investors will seek to avoid the significant potential costs and reputational issues associated with compliance missteps, such as violations of the U.S. Foreign Corrupt Practices Act or the U.K. Bribery Act.

EMPLOYEES
With the help of aggressive goal and performance measurement systems and training, we attempt to instill in all of our people the commitment to be the best in the industry. Our goal is to be the real estate advisor of choice for clients and the employer of choice in our industry. To achieve that, we intend to continue to promote human resources techniques that will attract, motivate and retain high quality employees. The following table details our respective headcounts at December 31, 2011 and 2010 (rounded to the nearest hundred):

	2011	2010
Professional non reimbursable employees	18,800	15,500
Directly reimbursable employees	26,700	24,800
Total employees	45,500	40,300

During 2011, we added approximately 1,400 employees as the result of the merger with King Sturge. Reimbursable employees include our property and integrated facilities management professionals and our building maintenance employees. The cost of these employees is generally reimbursable by our clients. Our employees are not members of any labor unions with the exception of approximately 1,200 directly reimbursable property maintenance employees in the United States. Approximately 31,700 and 27,600 of our employees at December 31, 2011 and 2010, respectively, were based in countries other than the United States.

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

Our Vendor Code of Conduct establishes the standard of conduct we require of vendors we hire for ourselves and on behalf of clients. We have published our Vendor Code of Conduct in multiple languages on our Website.

During 2011, we issued new versions of each of our Code of Business Ethics and our Vendor Code of Conduct.

Our Web site also includes information about our corporate governance. In addition to other information, we will make the following materials available in print to any shareholder who requests them:

●	Bylaws
●	Corporate Governance Guidelines
●	Charters for our Audit, Compensation, and Nominating and Governance Committees
●	Statement of Qualifications for Members of the Board of Directors
●	Complaint Procedures for Accounting and Auditing Matters
●	Statements of Beneficial Ownership of our Equity Securities by our Directors and Officers

Our Corporate Social Responsibility Report is available at www.joneslanglasalle.com/csr.

ITEM 1A.  RISK FACTORS

Our business is complex, dynamic, entrepreneurial and international. Accordingly, it is subject to a number of significant risks in the ordinary course of its operations. If we cannot or do not successfully manage the risks associated with the services we provide, our operations, business, operating results, reputation and/or financial condition could be materially and adversely affected.

One of the challenges of a global business such as ours is to determine in a sophisticated manner the critical enterprise risks that exist or may newly develop over time as our business evolves. We must then determine how best to employ reasonably available resources to prevent, mitigate and/or minimize those risks that we are able to identify as having the greatest potential to cause significant damage from an operational, financial or reputational standpoint. An important dynamic we must also consider and appropriately manage is how much and what types of commercial insurance to obtain and how much potential liability may remain uninsured consistent with the infrastructure that is in place within the organization to identify and properly manage it.

We attempt to approach enterprise risk issues in an increasingly coordinated way across the globe. We govern our enterprise risk program primarily through our Global Operating Committee (the GOC). Our Global Chief Operating Officer chairs the GOC, which includes the Chief Operating Officers of our four reported business segments and the leaders of our principal corporate staff groups: Finance, Legal Services, Accounting, Insurance, Human Resources, Tax and Information Technology. The GOC coordinates its enterprise risk activities with our Internal Audit function, whose leadership attends GOC meetings and performs an annual risk assessment of our business in order to determine where to focus its auditing and advisory efforts. Representatives of the GOC and Internal Audit review risk matters, including emerging risks and the mitigation efforts that are in place, and report quarterly to the Audit Committee of our Board of Directors with respect to our procedural process and to the full Board of Directors with respect to substantive matters.

Various factors over which we have no control significantly affect commercial real estate markets. These include (1) macro movements of the stock, bond, currency and derivatives markets, (2) the political environment and (3) government policy and regulations. The severe financial disruption and global recession that occurred during 2008 and 2009 materially impacted global real estate markets as the volume and pace of commercial real estate transactions contracted and real estate pricing and leasing in many countries and markets fell substantially. Markets stabilized and improved during 2010 and into 2011, and business levels and confidence improved to more normal levels. Their continued recovery was impeded during the second half of 2011 for various reasons, including significant uncertainties arising out of the financial, political and liquidity challenges that continue for heavily indebted countries within the European Union, the continued stubbornness of unemployment within the United States and fiscal conservatism by the Chinese and Indian governments designed to curb inflationary pressures on housing and food prices. In general, macroeconomic and geopolitical uncertainties remain and the strength of the recovery has therefore varied from one economy to another. Also, governments are responding to problematic situations in different and sometimes unpredictable and politically motivated ways. Accordingly, it is inherently difficult to make accurate predictions about the future movements in the markets in which we operate.

This section reflects our current views concerning the most significant risks we believe our business faces, both in the short-term and the long-term. We do not, however, purport to include every possible risk from which we might sustain a loss. For purposes of the following analysis and discussion, we generally group the risks we face according to four principal categories:

●	External Market Risk Factors;
●	Internal Operational Risk Factors;
●	Financial Risk Factors; and
●	Human Resources Risk Factors.

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

External Market Risk Factors
GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS CAN HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

Real estate markets are inherently cyclical. They correlate strongly to local and national economic and political conditions or, at least, to the perceptions and confidence of investors and users as to the relevant economic outlook. For example, corporations may be hesitant to expand space or enter into long-term commitments if they are concerned about the general economic environment. Corporations that are under individual financial pressure for any reason, or are attempting to more aggressively manage their expenses, may (1) reduce the size of their workforces, (2) reduce spending on capital expenditures, including with respect to their offices, (3) permit more of their staff to work from home offices and/or (4) seek corresponding reductions in office space and related management services.

We have previously experienced, and expect in the future that we will be negatively impacted by, periods of economic slowdown or recession and corresponding declines in the demand for real estate and related services. The recent economic recession was extraordinary for its worldwide scope, severity and impact on major financial institutions, as well as the extent of governmental stimulus and regulatory responses. During 2011, the inability of the European Union to effect a sustainable resolution of the financial and political instability of certain of its member countries has prevented the return of a healthy level of confidence to its markets.

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

Negative economic conditions and declines in the demand for real estate and related services in several markets or in significant markets could have a material adverse effect, including as a result of the following factors:

●	Decline in Acquisition and Disposition Activity
A general decline in acquisition and disposition activity can lead to a reduction in the fees and commissions we receive for arranging such transactions, as well as in fees and commissions we earn for arranging financing for acquirers. For example, although overall conditions improved during 2010 and the first part of 2011, restrictions in the availability of credit in the global financial markets and the various other well-publicized business dislocations that resulted from the overall financial crisis, significantly reduced the volume and pace of commercial real estate transactions during 2008 and 2009 and negatively impacted real estate pricing as a general matter in many countries. Continued weakness in residential housing and unemployment in the United States and the challenges within the European Union, among other factors, have precluded a robust recovery in many markets.

●Decline in the Real Estate Values and Performance, Leasing Activity and Rental Rates
A general decline in the value and performance of real estate and in rental rates can lead to a reduction in both (1) investment management fees, a significant portion of which is generally based upon the performance of investments and net asset values, and (2) the value of the co-investments we make with our investment management clients or merchant banking investments we have made for our own account. Additionally, such declines can lead to a reduction in fees and commissions that are based on the value of, or revenue produced by, the properties with respect to which we provide services. This may include fees and commissions (1) for property management and valuations, (2) generated by our Capital Markets, Hotels and other businesses for arranging acquisitions, dispositions and financings and (3) for arranging leasing transactions. Such declines can also lead to an unwillingness or inability of clients to make new (or honor existing) capital commitments to funds sponsored by our investment management business, which can result in a decline of both investment management fees and incentive fees and can also restrict our ability to employ capital for new investments in current funds or establish new funds. The general decline in the value and performance of real estate negatively impacted the value of our own co-investments during 2009 and 2010 although we recognized an increase in their value during 2011.

Historically for companies in our industry, a significant decline in real estate values in a given market has also generally tended to result in increased litigation and claims regarding advisory and valuation work done prior to the decline, as well as pressure from investment management clients regarding performance.

●	Decline in Value of Real Estate Securities
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

●	Cyclicality in the Real Estate Markets; Lag in Recovery Relative to Broader Markets
Cyclicality in the real estate markets may lead to cyclicality in our earnings and significant volatility in our stock price, which in recent years has been highly sensitive to market perception of the global economy generally and our industry specifically. Real estate markets are also thought to “lag” the broader economy.  This means that even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in the real estate markets. This may be exacerbated when, as we believe has continued to occur in the aftermath of the financial crisis, banks delay their resolution of commercial real estate assets whose values are less than their associated loans.

●	Effect of Changes in Non-Real Estate Markets
Changes in non-real estate markets can also affect our business in different ways for different types of investors. For example, relative strength in the equity markets, which began to increase during the second half of 2009 and continued into 2011, can lead certain investors to lower the level of capital allocated to real estate, which in turn can mean that our ability to generate fees from the operation of our investment management business will be negatively impacted. Strength in the equity markets can also negatively impact the perception of relative performance of real estate as an asset class, which in turn means that the incentive fees relating to the performance of our investment funds will be negatively impacted. For those investors who seek to maintain real estate as a relatively fixed percentage of their portfolios and will periodically rebalance in order to do so, the so-called “denominator effect” can lead to either (1) selling real estate when the equity markets are weak since that can make real estate investments too great of a proportion of their portfolios or (2) buying real estate when equity markets are strong in order to maintain the desired percentage relative to other assets.

REAL ESTATE SERVICES AND INVESTMENT MANAGEMENT MARKETS ARE HIGHLY COMPETITIVE.

We provide a broad range of commercial real estate and investment management services. There is significant competition on an international, regional and local level with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, consulting firms, firms providing outsourcing of various types (including technology, and building products), any of which may be a global, regional or local firm, and companies that self-provide their real estate services with in-house capabilities.

Many of our competitors are local or regional firms. Although they may be substantially smaller in overall size than we are, they may be larger than we are in a specific local or regional market. Some of our competitors have expanded the services they offer in an attempt to gain additional business. Some may be providing outsourced facilities management services in order to sell products to clients (such as HVAC systems) that we do not offer. In some sectors of our business, particularly Corporate Solutions, some of our competitors may have greater financial, technical and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or better-capitalized competitors in those sectors may be able to respond faster to the need for technological changes, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily, develop innovative products more effectively and generally compete more aggressively for market share. This can also lead to increasing commoditization of the services we provide and increasing downward pressure on the fees we can charge.

New competitors, or alliances among competitors that increase their ability to service clients, could emerge and gain market share, develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services we offer. In order to respond to increased competition and pricing pressure, we may have to lower our prices or loosen contractual terms (such as liability limitations), which may have an adverse effect on our revenue and profit margins. We may also need to become increasingly productive and efficient in the way we deliver services or with respect to the cost structure supporting our businesses, which may in turn require more innovative uses of technology.

As we are in a consolidating industry, there is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. While we have successfully grown organically and through a series of acquisitions, sourcing and completing acquisitions are complex and sensitive activities. In light of the continuing need to provide clients with more comprehensive services on a more productive and cost efficient basis, we expect increasing acquisition opportunities to emerge and may increase our acquisition activity compared to recent years. For example, in 2011 we completed the significant acquisition of the King Sturge business in Europe after having considerably slowed our acquisition activity during the 2008-2010 period. We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth. However, there is no assurance that we will be able to continue our acquisition activity in the future at the same pace as we have in the past.

We believe we emerged from the global economic downturn in a stronger financial and market share position relative to certain of our traditional competitors. This may in some cases lead to a willingness on the part of a competitor to engage in aggressive pricing, advertising or hiring practices in order to maintain market shares or client relationships. To the extent this occurs, it increases the competitive risks and fee pressures we face, although ramifications will differ from one competitor to another given their different positions within the marketplace and their different financial situations.

We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason with as little as 30 to 60 days’ notice, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. The global economic downturn led to additional pricing pressure from clients as they themselves came under financial pressure, participated in governmental bail-out programs or filed for bankruptcy or insolvency protection, as some significant clients did. These effects moderated during 2011 but they could increase again in the wake of the political and economic uncertainties within the European Union.

The value and premium status of our brand is one of our most important assets. An inherent risk in maintaining our brand is that we may fail to successfully differentiate the scope and quality of our service and product offerings from those of our competitors, or that we may fail to sufficiently innovate or develop improved products or services that will be attractive to our clients. Additionally, given the rigors of the competitive marketplace in which we operate, there is the risk that we may not be able to continue to find ways to operate more productively and more cost-effectively, including by achieving economies of scale, or that we will be limited in our ability to further reduce the costs required to operate on a globally coordinated platform.

The dynamic nature of the Internet and social media, which have substantially increased the availability and transparency of information, could devalue the information that we gather and disseminate as part of our business model and may harm certain aspects of our brokerage business in the event that principals of transactions prefer to transact directly with each other. In this regard, we face potential disintermediation challenges from companies whose primary business is to aggregate and disseminate for compensation the listing information they obtain from firms like ours that represent commercial landlords offering space to let.

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

As a result of growth in our property management and integrated facilities management businesses and other services related to the growth of outsourcing of corporate real estate services, there has been somewhat less seasonality in our revenue and profits during the past few years than there was historically, but we believe that some level of seasonality will always be inherent in our industry and outside of our control. Although we continued to experience a level of seasonality in 2011 that was similar to previous years, we are unable to predict whether the aftermath of the global economic downturn, which led to unprecedented market disruptions and levels of government intervention, or whether the consequences of the current political and financial uncertainties within the European Union, will result in any overall permanent changes to the marketplace that will have an effect on the historical seasonality of our business in 2012 and beyond.

POLITICAL AND ECONOMIC INSTABILITY AND TRANSPARENCY: PROTECTIONISM; TERRORIST ACTIVITIES; HEALTH EPIDEMICS. We operate in approximately 70 countries with varying degrees of political and economic stability and transparency. For example, within the past few years certain Middle Eastern, Asian, European and South American countries have experienced serious political and economic instability that continued and in some cases increased during 2011, and such instability will likely continue to arise from time to time in countries in which we have operations. It is difficult for us to predict where or when a significant change in the political leadership or regime within a given country may occur, or what the implications of such a change will be on our operations given that legislative, tax and business environments can be altered quickly and dramatically. For example, the recent political changes in Egypt and other Middle Eastern countries have significantly disrupted business activity in these countries. Also, during 2009, 2010 and 2011 there has continued to be an unusual level of legislative and regulatory activity in the United States and certain countries in Europe, resulting in changes to financial, tax, healthcare, governance and other laws that may directly affect our business and continue to evolve. During the second half of 2011, there arose debate about the continued viability of the European Union and the Euro currency, and uncertainties remain about how this situation may ultimately be resolved, including with respect to the creditworthiness of European sovereign debt and financial institutions, and what the consequences to our business might be.

Accordingly, our ability to operate our business in the ordinary course and our willingness to commit new resources or investments may be affected or disrupted in one way or another, with corresponding reductions in revenue, increases in taxes and more aggressive taxation policies, increases in other expenses (such as with respect to employee healthcare), restrictions on repatriating funds, difficulties in collecting receivables from clients, difficulties in recruiting staff or other material adverse effects.

In the event that governments engage in protectionist policies which favor local firms over foreign firms or which restrict cross-border capital flows, our ability to utilize and benefit from our global platform and integrated business model could be adversely affected. The global downturn also significantly added to the deficit spending of certain governments in countries where we do business and has called into question the creditworthiness of some countries.  More recently, particularly in Europe, governments have instituted austerity programs in an effort to contract spending and avoid defaults on sovereign debt, some of which have resulted in social unrest.  There has been some speculation that one or more European countries may stop using the Euro as its currency.  It is inherently difficult to predict what the consequences to our business may be from these situations as they develop.

In addition, terrorist activities have escalated in recent years and at times have affected cities in which we operate. The 2008 terrorist attack in Mumbai, India, where we have a presence, is an example and there have been serious situations in other cities where we have important operations, including London and Moscow. To the extent that similar terrorist activities continue to occur, they may adversely affect our business because they tend to target the same type of high-profile urban areas in which we do business.

Health epidemics that affect the general conduct of business in one or more urban areas (including as the result of travel restrictions and the inability to conduct face-to-face meetings), such as occurred in the past from SARS and influenza, or may occur in the future from other types of outbreak, can also adversely affect the volume of business transactions, real estate markets and the cost of operating real estate or providing real estate services.

The increasing globalization by our multi-national clients creates pressure to expand our own geographical reach into less developed countries, including for example within Africa, which tends to exacerbate the above risks.

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

There can be no assurance that the disaster recovery and crisis management procedures we employ will suffice in any particular situation to avoid a significant loss. Given that our staff is increasingly mobile and less reliant on physical presence in a Company office, our disaster recovery plans increasingly rely on the availability of the Internet (including “cloud” technology) and mobile phone technology, so the disruption of those systems would likely affect our ability to recover promptly from a crisis situation. Additionally, our ability to foresee or mitigate the potential consequences to managed properties, and real estate generally, from the effects of climate change, may be limited.

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

While we maintain commercial insurance in an amount we believe is appropriate, we also maintain a significant level of self-insurance for the liabilities we may incur. Although we place our commercial insurance with only highly-rated companies, the value of otherwise valid claims we hold under insurance policies may become uncollectible due to the insolvency of the applicable insurance company. The global economic downturn made insurance companies less stable financially and has therefore increased the risk of their creditworthiness to us to some degree as some of the most prominent insurers have experienced downgrades in their financial ratings.  The current political and economic uncertainties in the European Union have negatively impacted the financial strength of those insurance companies that hold sovereign debt issued by certain European countries.

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

Any disputes we have with third parties, or any government regulatory matters, generally must be adjudicated within the jurisdiction in which the dispute arose. Therefore, our ability to resolve our disputes successfully depends on the local laws that apply and the operation of the local judicial system.   The timeliness, quality, transparency, integrity and sophistication of judicial systems vary widely from one jurisdiction to the next. Our geographic diversity therefore may expose us to disputes in certain jurisdictions that could be challenging to resolve efficiently and/or effectively, particularly as there appears to be an increasing tendency toward litigation in emerging markets, where the rule of law is less reliable and legal systems are less mature and transparent. It also may be more difficult to collect receivables from clients who do not pay their bills in certain jurisdictions, since resorting to the judicial system in certain countries may not be an effective alternative given the delays and costs involved.

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

Additionally, competitive conditions, particularly in connection with increasingly large clients may require us to compromise on certain contract terms with respect to the payment of fees, the extent of risk transfer, liability limitations and other contractual terms, or in connection with disputes or potential litigation.

The global economic downturn increased these risks to our organization as it created significant financial distress (which in some cases led to bankruptcy or insolvency) for many organizations, including some that are clients of ours. Some of our largest clients include companies in the financial services industry, such as commercial banks, investment banks and insurance companies, and companies in the auto industry, which were significantly impacted by the global economic downturn and have not necessarily rebounded to pre-crisis levels of financial security.  The current issues in the European Union may negatively impact the financial condition of companies conducting significant operations in European countries that experience recessions as the result of contractions in government spending, including as the result of reduced liquidity from banks that tighten lending policies and potential social unrest.

CONTRACTUAL LIABILITIES AS PRINCIPAL AND FOR WARRANTED PRICING. We may, on behalf of our clients, hire and supervise third-party contractors to provide construction, engineering and various other services for properties we are managing or developing on behalf of clients. Depending upon (1) the terms of our contracts with clients, which, for example, may place us in the position of a principal rather than an agent, or (2) the responsibilities we assume or are legally deemed to have assumed in the course of a client engagement (whether or not memorialized in a contract), we may be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties we do not control.

Adverse outcomes of property management disputes or litigation could negatively impact our business, operating results and/or financial condition, particularly if we have not limited in our contracts the extent of damages to which we may be liable for the consequences of our actions, or if our liabilities exceed the amounts of the commercial third-party insurance that we carry. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property manager even if we have technically disclaimed liability as a legal matter, in which case we may find it commercially prudent to participate in a financial settlement for purposes of preserving the client relationship.

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

As part of our project management business, we may enter into agreements with clients that provide for a warranted or guaranteed cost for a project that we manage. In these situations, we are responsible for managing the various other contractors required for a project, including general contractors, in order to ensure that the cost of a project does not exceed the contract price and that the project is completed on time. In the event that one of the other contractors on the project does not or cannot perform as a result of bankruptcy or for some other reason, we may be responsible for any cost overruns as well as the consequences for late delivery. In the event that for whatever reason we have not accurately estimated our own costs of providing services under warranted or guaranteed cost contracts, we may lose money on such contracts until such time as we can legally terminate them.

During the global economic downturn, we experienced credit-related problems at a higher level than in the past with vendors and contractors due to their increased financial instability. We expect this may also occur with respect to clients that are impacted by contracting liquidity and possible recession within the European Union.

PERFORMANCE AND FIDUCIARY OBLIGATIONS UNDER CLIENT CONTRACTS; REVENUE RECOGNITION; SCOPE CREEP; RISING COST OF INSURANCE RESULTING FROM NEGLIGENCE CLAIMS. In certain cases we are subject to fiduciary obligations to our clients, which may result in a higher level of legal obligation compared to basic contractual obligations. These relate to, among other matters, the decisions we make on behalf of a client with respect to managing assets on its behalf or purchasing products or services from third parties or other divisions within our Firm. Our services may involve handling substantial amounts of client funds in connection with managing their properties. They may also involve complicated and high-profile transactions which involve significant amounts of money. We face legal and reputational risks in the event we do not perform, or are perceived to have not performed, under those contracts or in accordance with those obligations, or in the event we are negligent in the handling of client funds or in the way in which we have delivered our professional services.

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

In the event we perform services for clients without executing sufficient contractual documentation, we may be unable to realize our full compensation potential or recognize revenue for accounting purposes, and we may not be able to effectively limit our liability in the event of client disputes. If we perform services for clients that are beyond, or different from, what were originally contemplated in the governing contracts (known as “scope creep”), we may not be fully reimbursed for the services provided, or our potential liability in the case of a negligence claim may not have been as limited as it normally would have been or may be unclear.

If we make a large insurance claim on our professional indemnity policy due to a situation involving our negligence, we would expect subsequent premiums to increase materially, the size of deductibles we are required to retain may increase substantially and the availability of future coverage could be negatively impacted.

CO-INVESTMENT, INVESTMENT, MERCHANT BANKING AND REAL ESTATE INVESTMENT BANKING ACTIVITIES SUBJECT US TO REAL ESTATE INVESTMENT RISKS AND POTENTIAL LIABILITIES. An important part of our investment strategy includes investing in real estate, both individually and along with our investment management clients. In order to remain competitive with well-capitalized financial services firms, we also may make merchant banking investments for which we may use Firm capital to acquire properties before the related investment management funds have been established or investment commitments have been received from third-party clients. A strategy that we have not pursued vigorously due to the disruptions in the markets, but that still has potential, is to further engage in certain real estate investment banking activities in which we, either solely or with one or more joint venture partners, would employ capital to assist our clients in maximizing the value of their real estate. For example, we might acquire a property from a client that wishes to dispose of it within a certain time frame, after which we would market it for sale as the principal and therefore assume any related market risk.

We also operate business lines that have as part of their strategy the acquisition, development, management and sale of real estate. Investing in any of these types of situations exposes us to a number of risks. Although our investment activities were substantially curtailed during 2008 through 2011 as the result of the on-going market uncertainties that have followed the worldwide credit crisis and economic downturn, we do anticipate that these strategies may ultimately re-emerge in the event that markets stabilize sufficiently.

Investing in real estate for the above reasons poses the following risks:

●
We may lose some or all of the capital that we invest if the investments under perform. Real estate investments can under-perform as the result of many factors outside of our control, including the general reduction in asset values within a particular geography or asset class. Starting in 2007 and continuing through 2009, for example, real estate prices in many markets throughout the world declined generally as the result of the significant tightening of the credit markets and the effects of recessionary economies and significant unemployment. We recognized impairment charges of $6 million, $14 million and $51 million in 2011, 2010, and 2009, respectively, representing our equity share of impairment charges against individual assets in which we hold co-investments. Impairment charges decreased in 2011 and 2010 as markets improved from their lows.

●
We will have fluctuations in earnings and cash flow as we recognize gains or losses, and receive cash, upon the disposition of investments, the timing of which is geared toward the benefit of our clients.

●
We generally hold our investments in real estate through subsidiaries with limited liability; however, in certain circumstances, it is possible that this limited exposure may be expanded in the future based on, among other things, changes in applicable laws or the application of existing or new laws. To the extent this occurs, our liability could exceed the amount we have invested.

●
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

●
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

CLIENT AND VENDOR DUE DILIGENCE. There are circumstances where the conduct or identity of our clients could cause us reputational damage or financial harm or could lead to our non-compliance with certain laws. An example would be the attempt by a client to “launder” funds through its relationship with us, namely to disguise the illegal source of funds that are put into otherwise legitimate real estate investments. Another example is our inadvertently doing business with a client that has been listed on one of the “prohibited persons” lists now issued by many governments around the world. We may also from time to time legally invest the sovereign wealth funds of a government entity client which is subsequently deemed to be inappropriate either from a reputational or legal standpoint.

Similar problems can arise with respect to the vendors we hire to provide services or products to us or for our clients.  In the normal course of business, we spend significant amounts in order to purchase goods and services for the properties we manage on behalf of clients.

Our efforts to evaluate clients, vendors and government entities before doing business with them in order not to do business with a prohibited party and to avoid attempts to launder money or otherwise to exploit their relationship with us may not be successful in all situations since compliance for a business such as ours is very complex and also since we take a risk-based approach to the procedures we have employed. Additionally, it is not always possible to accurately determine the ultimate owners or control persons within our clients’ organizations or other entities with which we do business, particularly if they are actively attempting to hide such information from regulatory authorities. We may therefore unknowingly be doing business with entities that are otherwise involved in illegal activities that do not involve us or that are ultimately controlled by persons with whom engaging in business has been prohibited by applicable regulatory authorities.

BURDEN OF COMPLYING WITH MULTIPLE AND POTENTIALLY CONFLICTING LAWS AND REGULATIONS AND DEALING WITH CHANGES IN LEGAL AND REGULATORY REQUIREMENTS. We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents significant challenges. For example, in the United Kingdom, the Financial Services Authority (FSA) regulates the conduct of investment businesses and the Royal Institute of Chartered Surveyors (RICS) regulates the profession of Chartered Surveyors, which is the professional qualification required for certain of the services we provide in the United Kingdom, in each case through upholding standards of competence and conduct. As another example, activities associated with raising capital, offering investment funds and investment sales are regulated in the United States by the Securities and Exchange Commission (SEC) and in other countries by similar securities regulatory authorities.

As a publicly traded company, we are subject to various corporate governance and other requirements established by statute, pursuant to SEC regulations and under the rules of the New York Stock Exchange. During the past decade, the Sarbanes-Oxley and Dodd-Frank legislative initiatives in the United States have added some significant requirements to various aspects of our governance. Additionally, changes in legal and regulatory requirements can impact our ability to engage in business in certain jurisdictions or increase the cost of doing so. The legal requirements of U.S. statutes may also conflict with local legal requirements in a particular country, as, for example, when anonymous hotlines required under U.S. law were construed to conflict in part with French privacy laws. The jurisdictional reach of laws may be unclear as well, as when laws in one country purport to regulate the behavior of affiliated corporations within our group that are operating in other countries.  There is some uncertainty, for example, in the jurisdictional reach of the new U.K. Bribery Act, and the standards for illegal activity in that Act are in some ways higher than those established under the US Foreign Corrupt Practices Act.

Identifying the regulations with which we must comply, and then complying with them is complex. We may not be successful in complying with regulations in all situations, as a result of which we could be subject to regulatory actions and fines for non-compliance. The global economic crisis has resulted in an unusual level of related government and legislative activities, which we expect will continue into the future and which exacerbates these risks. We are also seeing increasing levels of labor regulation in emerging markets, such as China, which affect our property management business.

Changes in governments or majority political parties may result in significant changes in enforcement priorities with respect to employment, health and safety, tax, securities disclosure and other regulations, which in turn could negatively affect our business.

LICENSING AND REGULATORY REQUIREMENTS. The brokerage of real estate sales and leasing transactions, property management, construction, mobile engineering, conducting valuations, trading in securities for clients and the operation of the investment advisory business, among other business lines, require us to maintain licenses in various jurisdictions in which we operate and to comply with particular regulations. If we fail to maintain our licenses or conduct regulated activities without a license or in contravention of applicable regulations, we may be required to pay fines or return commissions. We may also have a given license suspended or revoked, meaning that we would need to suspend or cease the business activities for which the license was required. Our acquisition activity increases these risks because we must successfully transfer licenses of the acquired entities and their staff, as appropriate. Licensing requirements may also preclude us from engaging in certain types of transactions or change the way in which we conduct business or the cost of doing so. In addition, because the size and scope of real estate sales transactions and the number of countries in which we operate or invest have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous licensing regimes and the possible loss resulting from noncompliance have increased. To the extent we expand our service offerings further into more heavily regulated sectors, such as healthcare, environmental, pharmaceutical, scientific and medical laboratories, airports and industrial, the regulatory framework within which we operate may get more complicated and the consequences of noncompliance more serious.

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

As a licensed real estate service provider and advisor in various jurisdictions, we and our licensed employees may be subject to various due diligence, disclosure, standard-of-care, anti-money laundering and other obligations in the jurisdictions in which we operate. Failure to fulfill these obligations could subject us to litigation from parties who purchased, sold or leased properties we brokered or managed or who invested in our funds. We could become subject to claims by participants in real estate sales or other services claiming that we did not fulfill our obligations as a service provider or broker. This may include claims with respect to conflicts of interest where we are acting, or are perceived to be acting, for two or more clients with potentially contrary interests.

COMPUTER AND INFORMATION SYSTEMS. Our business is highly dependent on our ability to process transactions across numerous and diverse markets in many currencies. If any of our financial, accounting, human resources or other data processing, e-mail, client accounting, funds processing or electronic information management systems do not operate properly or are disabled, we could suffer a disruption of our businesses, liability to clients, loss of client data, loss of employee data, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including disruptions of electrical or communications services, disruptions caused by natural disasters, political instability, terrorist attacks, sabotage, computer viruses or problems with the Internet, or our inability to occupy one or more of our office buildings. As we outsource significant portions of our information technology functions to third-party providers, we bear the risk of having somewhat less direct control over the manner and quality of performance than we would if done by our own employees. An example of this is the increasing use of “cloud” computing whereby we may outsource to third parties the maintenance of increasing amounts of our business records, including electronically maintained documents and emails, rather than keeping them on our own servers.

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

Our business is also dependent, in part, on our ability to deliver to our clients the efficiencies and convenience that technology affords. The effort to gain technological expertise and develop or acquire new technologies requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors do, we could lose market share. We are increasingly dependent on the Internet and on intranet technology to gather and disseminate critical business information publicly and also to our employees internally. In the event of technology failure, including a failure of outsourced “cloud” computing, or our inability to maintain robust platforms, we risk competitive disadvantage.

RISKS INHERENT IN MAKING ACQUISITIONS. Since 2005, we have completed over 40 acquisitions as part of our global growth strategy. While we did not make any significant new acquisitions during 2009 or 2010 due to the significant market disruptions and uncertainties that all businesses experienced, in May 2011 we completed the acquisition of United Kingdom-based international property consultancy King Sturge. In addition to King Sturge, we completed eight acquisitions in 2011 within the United States, South Africa, Australia, Singapore and Indonesia. As long as a reasonable level of confidence remains within the markets, we believe that additional acquisition opportunities will emerge from time to time and that our industry will continue to consolidate.

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

●	Diversion of management attention and financial resources from existing operations;
●
Difficulties in integrating cultures, compensation structures, operations, existing contracts, accounting processes and methodologies, and realizing the anticipated synergies of the combined businesses;

●	Inability to retain the management, key personnel and other employees of the acquired business;
●	Inability to retain clients of the acquired business;

●
Exposure to legal, environmental, employment, ethical and other types of claims for activities of the acquired business prior to acquisition, including those that may not have been adequately identified during the pre-acquisition due diligence investigation or those which the legal documentation associated with the transaction did not successfully terminate or transfer;

●	Addition of business lines in which we have not previously engaged (for example, general contractor services for “ground-up” construction development projects); and
●	Potential impairment of intangible assets, which could adversely affect our reported results.

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

We anticipate that the potential effects of climate change will increasingly impact the decisions and analysis that LaSalle Investment Management makes with respect to the properties it evaluates acquiring on behalf of clients since climate change considerations can impact the relative desirability of locations and the cost of operating and insuring acquired properties. Future legislation that requires specific performance levels for building operations could make non-compliant buildings obsolete, which could materially affect investments in properties we have made on behalf of clients, including those in which we may have co-invested.

ABILITY TO CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES. If we are not able to continue to successfully implement the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, or if there is a failure of one or more controls over financial reporting due to fraud, improper execution or the failure of such controls to adjust adequately as our business evolves, then our reputation, financial results and the market price of our stock could suffer. Our accounting can be complex and requires that management make judgments with respect to revenue recognition, acquisitions and other aspects of our business. While we believe that we have adequate internal financial reporting control procedures in place, we may be exposed to potential risks from this legislation, which requires companies to evaluate their internal controls and have their controls attested to by their independent auditors on an annual basis. We have evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls over financial reporting as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2011. However, there can be no assurance that we will continue to receive a positive attestation in future years, particularly since standards continue to evolve and are not necessarily being applied consistently from one auditing firm to another. If we identify one or more material weaknesses in our internal controls in the future that we cannot remediate in a timely fashion, we may be unable to receive a positive attestation at some time in the future from our independent auditors with respect to our internal controls over financial reporting.

ABILITY TO PROTECT INTELLECTUAL PROPERTY; INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS. Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property such as our service marks, domain names, client lists and information, and business methods. Existing laws of some countries in which we provide or intend to provide services, or the extent to which their laws are actually enforced, may offer only limited protections of our intellectual property rights. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements, and on patent, copyright and trademark laws to protect our intellectual property rights. Our inability to detect unauthorized use (for example, by former employees) or take appropriate or timely steps to enforce our intellectual property rights may have an adverse effect on our business.

We cannot be sure that the intellectual property that we may use in the course of operating our business or the services we offer to clients do not infringe on the rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services.

Confidential intellectual property is increasingly stored or carried on mobile devices, such as laptop computers, which makes inadvertent disclosure more of a risk in the event the mobile devices are lost or stolen and the information has not been adequately safeguarded or encrypted. This also makes it easier for someone with access to our systems, or someone who gains unauthorized access, to steal information and use it to the disadvantage of our firm or our people. Advances in technology, which permit increasingly large amounts of information to be stored on smaller devices or on third party “cloud” servers, tend to exacerbate these risks.

Financial Risk Factors

WE MAY HAVE INDEBTEDNESS WITH FIXED OR VARIABLE INTEREST RATES AND CERTAIN COVENANTS WITH WHICH WE MUST COMPLY. We currently have the ability to borrow, from a syndicate of lenders, up to $1.1 billion on an unsecured revolving credit facility (the “Facility”), with capacity to borrow up to an additional $47 million under local overdraft facilities. At December 31, 2011, we had $463 million of unsecured indebtedness outstanding on the Facility. Our average outstanding borrowings under the Facility were $467 million during 2011 at an effective interest rate of 1.8%.

Our outstanding borrowings fluctuate during the year primarily due to varying working capital requirements. For example, payment of annual incentive compensation represents a significant cash requirement commanding increased borrowings in the first half of the year, while historically the Firm’s seasonal earnings pattern provides more cash flow in the second half of the year. To the extent we continue our acquisition activities in the future, the level of our indebtedness could increase materially if we use our  Facility to fund such purchases.

The terms of our Facility contain a number of covenants that could restrict our flexibility to finance future operations or capital needs, or to engage in other business activities that may be in our best interest. The debt covenants have the effect of limiting our ability, among other things, to:

●	Encumber or dispose of assets;
●	Incur significant additional indebtedness;
●	Make significant investments;
●	Engage in significant acquisitions.

In addition, our Facility requires that we comply with various financial covenants, including with respect to minimum net worth, leverage and cash interest coverage.

If we are unable to make required payments under our Facility or if we breach any of the covenants, we will be in default under the terms of the Facility. A default under the Facility could cause acceleration of repayment of outstanding amounts as well as defaults under other existing and future debt obligations.

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

While LaSalle Investment Management has focused over the past several years on developing more predictable annuity-type revenue, incentive fees should continue to be an important part of our revenue and earnings once real estate markets recover from the current significant downturn. As a result, the volatility described above should be expected to continue. For example, in 2006, we recognized one very significant incentive fee from the long-term performance of a separate account where we had ongoing portfolio management. This incentive fee was payable only once every four years and was calculated based on the account’s performance relative to a market index. Given the extraordinary fall in asset prices that many markets experienced starting in 2007, our incentive fees fell significantly through 2010 and then rebounded modestly in 2011. A decline may be partially offset by our ability to take advantage of lower asset prices as we make new investments, although it is inherently difficult to predict with any confidence how all of these complicated factors will ultimately affect our future results.

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

LASALLE INVESTMENT MANAGEMENT BANKING AND CLIENT RELATIONSHIPS. Although not highly leveraged by general industry standards, the investment funds that LaSalle Investment Management operates in the ordinary course of business borrow money from a variety of institutional lenders. The loans typically are secured by liens on specific investment properties but are otherwise non-recourse. During the global financial crisis, the values of specific properties were in some cases less than the amount of the outstanding loan on the property, which gave the lender the right to foreclose on the property, in which case the equity invested by the fund would be without value. These situations were typically addressed on a case-by-case basis and, because we generally maintain good relationships with our lenders, were generally successfully renegotiated so that we remained in control of substantially all fund properties, which has given additional time for values to recover. A similar phenomenon could recur in connection with economic recessions or liquidity contractions that arise out of the current situation in the European Union.

Some clients of LaSalle Investment Management that had open commitments to provide additional investments and that came under stress due to the financial downturn became less able financially to honor their commitments and sought to renegotiate the terms of their commitments or the fees that they pay. These activities did not result in materially adverse consequences to LaSalle Investment Management or any of its funds.  Clients adversely affected due to a recession in the European Union may react similarly.

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

Additionally, although we operate globally, we report our results in U.S. dollars, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, have fluctuated significantly in recent years. For the years ended December 31, 2011 and 2010, 44% and 45% of our revenue, respectively, was attributable to operations with U.S. dollars as their functional currency. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

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

The following table sets forth the revenue derived from our most significant currencies on a revenue basis ($ in millions):

	2011	2010
United States dollar	$1,563.7	1,321.4
Euro	480.2	376.4
British pound	453.1	325.1
Australian dollar	249.9	208.2
Japanese yen	125.8	115.9
Hong Kong dollar	93.2	81.7
Singapore dollar	92.1	106.0
Other currencies	526.5	390.9
Total revenue	$3,584.5	2,925.6

In 2009 and 2010, many of the most significant governments worldwide enacted economic stimulus measures of various type, although in 2011 some of them, particularly within the European Union, then instituted austerity measures designed to reduce sovereign indebtedness. Additionally, certain questions have arisen about the viability of the Euro and there has been speculation that some countries within the Eurozone may elect, or may be forced, to revert to the currency they issued prior to the establishment of the Euro. It is inherently difficult to predict how and when these complicated factors will affect the relative values of currencies and in any event we anticipate significant continuing volatility in currency exchange rates.

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

Additionally, the increasing weakness in the global economy put additional financial stress on clients and landlords, who sometimes are the parties that pay our commissions where we have placed a tenant representation client into their buildings. This in turn has negatively impacted our ability to collect our receivables fully or in a timely manner. While the issue abated during 2010 and 2011 as financial situations stabilized, we expect it may emerge again in 2012 if countries within the European Union experience recession. We cannot be sure that the procedures we use to identify and rectify slowly paid receivables, and to protect ourselves against the insolvencies or bankruptcies of clients, landlords and other third parties with which we do business, which may involve placing liens on properties or litigating, will be effective in all cases.

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

While those risks likely remained higher during 2010 and 2011 than they were historically, we also believe they moderated as the financial system recovered. They recurred to some degree during the fourth quarter of 2011 and we expect they will continue at a higher level in 2012 since there are potential liquidity issues within certain European financial institutions.

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

We believe that tax authorities are generally increasing the level of examination activities of major corporations, which have also generally experienced more scrutiny in the media and from activist groups such as the “Occupy Wall Street” movement that took place in a number of different locations during 2011.

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

An employee we hire may be subject to restrictions under employment agreements with previous employers that can restrict their activities, and therefore their contribution, for a period of time after they join us.  For example, they may be prohibited from soliciting business from certain clients, or from soliciting other individuals to join us as employees.

The worldwide credit crisis and economic recession caused us to restructure certain parts of our business in 2009, and to a lesser degree during 2010, in order to size them properly relative to levels of business activity we expect in the markets in which we compete. These activities, which may recur in the future, present additional risks to the business. When addressing staffing in connection with a restructuring of our organization or a downturn in economic conditions or activity, we must take into account the employment laws of the countries in which actions are contemplated. In some cases, this can result in significant costs, time delays in implementing headcount reductions and, potentially, litigation regarding allegedly improper employment practices.

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

EMPLOYEE, VENDOR AND THIRD-PARTY MISCONDUCT. Like any business, we run the risk that employee fraud or other misconduct could occur. In a company such as ours with over 45,500 employees, it is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee misconduct, including fraud, can cause significant financial or reputational harm to any business, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts.

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

SCRUTINY OF EXECUTIVE COMPENSATION PROGRAMS; INFLUENCE OF SHAREHOLDER ADVOCACY GROUPS. In recent years, there has been increasing scrutiny of the executive compensation practices of all public companies in the United States. Shareholders have been given increasing rights to vote on the acceptability of pay practices and the issuance of equity compensation. Independent shareholder advocacy groups have also had increasing influence on the decisions of institutional investors on how to vote on executive compensation matters. In the event that these emerging circumstances result in changes to our pay practices or our ability to issue equity compensation to executives or otherwise to deduct executive compensation, we may have difficulty in retaining its executives or could experience additional tax costs with respect to its compensation programs.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 165,000 square feet of office space pursuant to a lease that expires in May 2017. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have over 200 corporate offices worldwide located in most major cities and metropolitan areas as follows: 73 offices in 8 countries in the Americas (including 59 in the United States), 76 offices in 31 countries in EMEA and 60 offices in 13 countries in Asia Pacific. Our offices are each leased pursuant to agreements with terms ranging from month-to-month to 10 years. In addition, we have on-site property and corporate offices located throughout the world. On-site property management offices are generally located within properties that we manage and are provided to us without cost.

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

ITEM 4.  (Removed and Reserved at the direction of the SEC)

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is listed for trading on the New York Stock Exchange under the symbol “JLL.”

As of February 11, 2012, there were 48,100 beneficial holders of our Common Stock.

The following table sets forth the high and low daily closing prices of our Common Stock as reported on the New York Stock Exchange.

	HIGH	LOW
2011
Fourth Quarter	$69.87	$47.04
Third Quarter	$99.26	$49.77
Second Quarter	$107.72	$88.25
First Quarter	$102.57	$84.39
2010
Fourth Quarter	$88.51	$77.24
Third Quarter	$87.36	$62.21
Second Quarter	$81.74	$65.64
First Quarter	$74.10	$57.01

Dividends
On December 15, 2011 we paid a semi-annual dividend of $0.15 per share of our common stock to holders of record at the close of business on November 15, 2011. The Company also paid a cash dividend of $0.15 per share of its common stock on June 15, 2011 to holders of record at the close of business on May 16, 2011. At the Company’s discretion, a dividend-equivalent in the same amount was also paid simultaneously on outstanding but unvested restricted stock units granted under the Company’s Stock Award and Incentive Plan. There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by the Company’s Board of Directors.

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

Comparison of Cumulative Total Return
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG JONES LANG LASALLE INCORPORATED, THE S&P 500 INDEX AND A PEER GROUP
The following graph compares the cumulative 5-year total return to shareholders on Jones Lang LaSalle Incorporated’s common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group of two companies that includes: Grubb & Ellis Company and CB Richard Ellis Group Inc. The graph assumes that the value of the investment in the Company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2006 and tracks it through December 31, 2011.

	December 31st
	2006	2007	2008	2009	2010	2011
Jones Lang LaSalle	$100	78	31	68	94	69
S&P 500	100	105	66	84	97	99
Peer Group	100	65	13	40	61	46

Share Repurchases
We have made no share repurchases under our share repurchase program in 2011 or 2010.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)

The following table sets forth our summary historical consolidated financial data. The information should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.
	YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenue	$3,584,544	2,925,613	2,480,736	2,697,586	2,652,075
Operating income	251,205	260,658	116,404	151,463	342,320
Interest expense, net of interest income	35,591	45,802	55,018	30,568	13,064
Gain on sale of investments	—	—	—	—	6,129
Equity earnings (losses) from real estate ventures	6,385	(11,379)	(58,867)	(5,462)	12,216
Income before provision for income taxes and minority interest	221,999	203,477	2,519	115,433	347,601
Provision for income taxes	56,387	49,038	5,677	28,743	87,595
Net income (loss)	165,612	154,439	(3,158)	86,690	260,006
Net income attributable to noncontrolling interest	1,228	537	437	1,807	2,174
Net income (loss) attributable to the Company	164,384	153,902	(3,595)	84,883	257,832
Dividends on unvested common stock, net of tax	387	378	514	1,368	1,342
Net income (loss) available to common shareholders	163,997	153,524	(4,109)	83,515	256,490

Basic earnings (loss) per common share before dividends on unvested common stock	$3.81	3.64	(0.09)	2.56	8.05
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.02)	(0.04)	(0.04)
Basic earnings (loss) per common share	$3.80	3.63	(0.11)	2.52	8.01
Basic weighted average shares outstanding	43,170,383	42,295,526	38,543,087	33,098,228	32,021,380

Diluted earnings (loss) per common share dividends on unvested common stock	$3.71	3.49	(0.09)	2.48	7.68
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.02)	(0.04)	(0.04)
Diluted earnings (loss) per common share	$3.70	3.48	(0.11)	2.44	7.64
Diluted weighted average shares outstanding	44,367,359	44,084,154	38,543,087	34,205,120	33,577,927

	YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2011		2010		2009		2008		2007
Other Data:
EBITDA (1)	$338,807		319,937		139,921		233,410		412,729
Ratio of earnings to fixed charges (2)	3.86	X	3.73	X	1.69	X	2.74	X	8.32	X

Cash flows provided by (used in):
Operating activities	$211,338		384,270		250,554		33,365		409,418
Investing activities	(389,316)		(90,876)		(85,725)		(445,211)		(258,502)
Financing activities	$110,535		(110,760)		(141,459)		379,159		(122,948)

Assets under management (3)	$47,700,000		41,300,000		39,900,000		46,200,000		49,700,000
Total square feet under management	2,098,000		1,784,000		1,569,000		1,353,000		1,235,000

Balance Sheet Data:
Cash and cash equivalents	$184,454		251,897		69,263		45,893		78,580
Total assets	3,932,636		3,349,861		3,096,933		3,077,025		2,291,874
Total debt (4)	528,091		226,200		198,399		508,512		43,590
Total liabilities	2,238,256		1,777,926		1,714,319		2,005,220		1,273,069
Total shareholders’ equity	$1,691,129		1,568,931		1,378,929		1,067,682		1,010,533

(1)  EBITDA represents earnings before interest expense, net of interest income, income taxes, depreciation and amortization. Although EBITDA is a non-GAAP financial measure, it is used extensively by management and is useful to investors and lenders as one of the primary metrics for evaluating operating debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA also is used in the calculations of certain covenants related to our revolving credit facility. However, EBITDA should not be considered as an alternative either to net income (loss) or net cash provided by operating activities, both of which are determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Because EBITDA is not calculated under U.S. GAAP, our EBITDA may not be comparable to similarly titled measures used by other companies.

Below is a reconciliation of our net income (loss) to EBITDA ($ in thousands):

	YEAR ENDED DECEMBER 31,
	2011	2010	2009	2008	2007
Net income (loss) available to common shareholders	$163,997	153,524	(4,109)	83,515	256,490
Interest expense, net of interest income	35,591	45,802	55,018	30,568	13,064
Provision for income taxes	56,387	49,038	5,677	28,743	87,595
Depreciation and amortization	82,832	71,573	83,335	90,584	55,580
EBITDA	$338,807	319,937	139,921	233,410	412,729

Below is a reconciliation of our net cash provided by operating activities, the most comparable cash flow measure on the statements of cash flows, to EBITDA ($ in thousands):

	YEAR ENDED DECEMBER 31,
	2011	2010	2009	2008	2007
Net cash provided by operating activities	$211,338	384,270	250,554	33,365	409,418
Interest expense, net of interest income	35,591	45,802	55,018	30,568	13,064
Provision for income taxes	56,387	49,038	5,677	28,743	87,595
Change in working capital and non-cash expenses	35,491	(159,173)	(171,328)	140,734	(97,348)
EBITDA	$338,807	319,937	139,921	233,410	412,729

(2)  For purposes of computing the ratio of earnings to fixed charges, “earnings” represents net earnings before income taxes, and certain adjustments for activity relative to equity earnings, plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortization of debt discount and financing costs, capitalized interest and one-third of rental expense, which we believe is representative of the interest component of rental expense.

(3)  Assets under management represent the aggregate fair market value or cost basis (where an appraisal is not available) of assets managed by our Investment Management segment. Assets under management data for separate account and fund management amounts are reported based on a one quarter lag.

(4) Total debt includes long-term borrowing under our revolving Facility and short-term borrowing, primarily local overdraft facilities.

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

We present our Management’s Discussion and Analysis in six sections, as follows:

(1)	An executive summary of our business;
(2)	A summary of our critical accounting policies and estimates;
(3)	Certain items affecting the comparability of results and certain market and other risks that we face;
(4)	The results of our operations, first on a consolidated basis and then for each of our business segments;
(5)	Consolidated cash flows; and
(6)	Liquidity and capital resources.

EXECUTIVE SUMMARY
Jones Lang LaSalle provides comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 2.1 billion square feet worldwide. We deliver our array of real estate services (“RES”) product offerings across of our three geographic business segments: (1) the Americas, (2) Europe, Middle East and Africa (“EMEA”), and (3) Asia Pacific. Our fourth business segment, LaSalle Investment Management, a member of the Jones Lang LaSalle group, is one of the world’s largest and most diversified real estate investment management firms, with approximately $47.7 billion of assets under management across the globe.

In 2011, we generated revenue of $3.6 billion across our four business segments. In addition to U.S. dollars, we also generated revenue in euros, British pounds, Australian dollars, Japanese yen, Hong Kong dollars, Singapore dollars and a variety of other currencies.

The broad range of real estate services we offer includes:

•	Agency leasing	•	Capital markets
•	Tenant representation	•	Real estate investment banking / merchant banking
•	Property management	•	Corporate finance
•	Facilities management / outsourcing	•	Hotel advisory
•	Project and development management / construction	•	Energy and sustainability services
•	Valuations	•	Value recovery and receivership services
•	Consulting	•	Investment management

We offer these services locally, regionally and globally to real estate owners, investors and occupiers for a variety of property types, including:

• Offices	• Multi-family residential and military housing
• Hotels	• Critical environments and data centers
• Industrial properties	• Sports facilities
• Retail properties	• Cultural facilities
• Healthcare and laboratory facilities	• Transportation centers

Individual regions and markets may focus on different property types to a greater or lesser extent depending on local requirements, market conditions and the opportunities we perceive.

We work for a broad range of clients that represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size. They include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (public sector) entities. Increasingly, we are offering services to smaller middle-market companies that are looking to outsource real estate services. Through our LaSalle Investment Management subsidiary, we invest for clients on a global basis in both (1) publicly traded real estate securities and (2) private assets.

See Item 1. Business for additional information on the services we provide, as well as our “Value Drivers for Growth and Superior Client Service,” our “Global Strategic Priorities,” our “Competitive Differentiators,” and “Industry Trends.”

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

Revenue Recognition
The SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 104, provides guidance on the application of U.S. generally accepted accounting principles (“U.S. GAAP”) to selected revenue recognition issues. Additionally, the FASB’s Accounting Standards Codification (“ASC”) Subtopic 605-25, “Multiple-Element Arrangements,” provides guidance on the application of U.S. GAAP to revenue transactions with multiple deliverables, and ASC Subtopic 605-45, “Principal and Agent Considerations,” provides guidance when accounting for reimbursements received from clients.

We earn revenue from the following principal sources:

•	Transaction commissions;
•	Advisory and management fees;
•	Incentive fees;
•	Project and development management fees; and
•	Construction management fees.

For a detailed discussion on our revenue recognition policies see the Revenue Recognition section of Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Allowance for Uncollectible Accounts Receivable
We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts from which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments and with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific uncertain accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables and our historical experience. We then review these allowances on a quarterly basis to ensure they are appropriate. As part of this review, we develop a range of potential allowances on a consistent formulaic basis. Our allowance for uncollectible accounts receivable as determined under this methodology was $20.6 million and $20.4 million at December 31, 2011 and 2010, respectively.

Bad debt expense was $10.3 million, $7.1 million, and $28.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. In 2009 we saw a significant increase in our bad debt expense as result of the global economic downturn. This increase in bad debt expense reflected write-offs of specific accounts receivable determined to be uncollectible, as well as an overall deterioration in the aging and expectations of collections of accounts receivable more generally. During the economic downturn, clients tightened their cash management practices, causing our accounts receivable aging to deteriorate. As economic conditions improved in 2010 and 2011, the aging of our accounts receivable improved significantly, resulting in what we believe is a more normalized level of bad debt expense in 2010 and 2011.

We believe that we have an adequate reserve for our accounts receivables at December 31, 2011 given the current economic conditions and the credit quality of our clients. However, changes in these estimates could significantly impact our bad debt expense in the future.

For additional information on our allowance for uncollectible accounts see the Accounts Receivable section of Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Asset Impairments

The property and equipment we use in our business substantially consists of computer equipment and software; leasehold improvements; furniture, fixtures and equipment; and automobiles. We have recorded goodwill and other identified intangibles from a series of acquisitions. We also invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 10% of the respective ventures. These investments are primarily accounted for under the equity method of accounting or at fair value in the accompanying Consolidated Financial Statements due to the nature of our non-controlling ownership.

Property and Equipment—We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in 2011, 2010 or 2009.

Goodwill—Historically, we have grown, in part, through a series of acquisitions. Consistent with the services nature of the businesses we have acquired, the largest asset on our balance sheet is goodwill. We do not amortize this goodwill; instead, we evaluate goodwill for impairment at least annually. In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We early adopted the provisions of ASU 2011-08 in the third quarter of 2011 with respect to the performance of our annual impairment test of goodwill. This analysis determined that no indicators of impairment existed primarily because (1) our market capitalization has consistently exceeded our book value by a significant margin, (2) our overall financial performance has been solid in the face of mixed economic environments, and (3) forecasts of operating income and cash flows generated by our reporting units appear sufficient to support the book values of the net assets of each reporting unit. In addition to our annual impairment evaluation, we consider whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred.

For additional information on goodwill and intangible asset impairment testing see the Business Combinations, Goodwill and Other Intangible Assets section of Note 2 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Investments in Real Estate Ventures—We review investments in real estate ventures accounted for under the equity method on a quarterly basis for indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments in real estate ventures and whether our investment in these co-investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments, in determining whether or not our investment is other than temporarily impaired.

For investments in real estate ventures for which the fair value option has been elected, we maintain an investment account which is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value at the balance sheet date. The adjustment to our investment balance is reflected as an unrealized gain or loss in our consolidated statement of operations within Equity in earnings (losses) from real estate ventures. The fair value of the investment at the balance sheet is determined using a discounted cash flow model with Level 3 inputs. For the year ended December 31, 2011, an unrealized gain of $0.4 million is included in Equity earnings (losses).

Equity earnings (losses) from real estate ventures included impairment charges of $6 million, $14 million and $51 million in the years ended December 31, 2011, 2010 and 2009, respectively, representing our equity share of the impairment charges against individual assets held by our real estate ventures. Declines in real estate markets adversely impacted our rental income assumptions and forecasted exit capitalization rates, resulting in our determination that certain real estate investments had become impaired. It is reasonably possible that if real estate values continue to decline, we may sustain additional impairment charges on our investments in real estate ventures in future periods.

Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between (1) the financial statement carrying amounts of existing assets and liabilities and (2)their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize into income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date.

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

The effective tax rates for 2011 and 2010 were 25.4% and 24.1%, respectively, which reflected our continued disciplined management of our global tax position. Our effective tax rate in 2009 was unusual due in part to income before income taxes and noncontrolling interest approaching zero, resulting in a particularly low denominator for the effective tax rate calculation. Accordingly, the 2009 effective tax rate is not representative of the effective tax rate we expect to achieve on a long-term basis.

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

We have not provided a deferred U.S. tax liability on the unremitted earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. If repatriation of all such earnings were to occur, and if we were unable to utilize foreign tax credits due to the limitations of U.S. tax law, we estimate that our maximum resulting U.S. tax liability would be $131 million, net of the benefits of the utilization of U.S. federal and state carryovers. We believe that our policy of permanently reinvesting earning of foreign subsidiaries does not significantly impact our liquidity.

We have established valuation allowances against deferred tax assets where expected future taxable income does not support their probable realization. We formally assess the likelihood of being able to utilize current tax losses in the future on a country-by-country basis, with the determination of each quarter’s income tax provision. We establish or increase valuation allowances upon specific indications that the carrying value of a tax asset may not be recoverable. Alternatively, we reduce valuation allowances upon (1) specific indications that the carrying value of the tax asset is more likely than not recoverable or (2) the implementation of tax planning strategies allowing an asset we previously determined not realizable to be viewed as realizable.

The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance for the past three years ($ in millions):

	DECEMBER 31,
	2011	2010	2009
Gross deferred tax assets	$353.0	316.0	316.6
Valuation allowance	38.8	35.6	40.0

The increase in gross deferred tax assets in 2011 was the result of incurred tax loss carryovers.

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

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of ASC 740-10, we did not recognize any adjustment to our retained earnings or any change to our liability for unrecognized tax benefits. At December 31, 2011 the amount of unrecognized tax benefits was $93.4 million.

We believe it is reasonably possible that $62.1 million of gross unrecognized tax benefits will be settled within twelve months after December 31, 2011. This may occur due to the conclusion of an examination by tax authorities. We further expect that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of audits, and the passing of statutes of limitations. We do not expect this change to have a significant impact on the results of operations or the financial position of the Company. We do not believe that we have material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

We determine and announce incentive compensation in the first quarter of the year following that to which the incentive compensation relates, at which point we true-up the estimated stock ownership program deferral and related amortization. The table below sets forth certain information regarding the stock ownership program ($ in millions, except employee data):

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
Number of employees eligible for the restricted stock programs	873	727	1,800

Deferral of compensation under the current year stock ownership program	$(19.1)	(16.4)	(13.4)
20% enhancement of deferred compensation	(3.8)	(3.3)	(2.7)
Change in estimated deferred compensation in the first quarter of the following year	N/A	1.0	2.0
Total deferred compensation	$(22.9)	(18.7)	(14.1)

Compensation expense recognized with regard to the current year stock ownership program	6.7	6.6	5.4
Compensation expense recognized with regard to prior year stock ownership programs	13.1	17.7	21.8
Total stock ownership program compensation expense	$19.8	24.3	27.2

In 2010, we made changes to our stock ownership program that reduced the number of employees eligible to participate. We made this change in order to reduce the overall number of restricted stock units we grant for incentive compensation and therefore to be able to increase the number of restricted stock units available to grant for retention and hiring purposes.

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balance for the 2011 program was $11.5 million at December 31, 2011, and the reserve balance for the 2010 program was $9.2 million at December 31, 2010.

The table below sets out certain information related to the cost of the health insurance program for the years ended December 31, 2011, 2010 and 2009 ($ in millions):

	2011	2010	2009
Expense to Company	$23.8	21.9	24.4
Employee contributions	9.4	7.7	6.1
Adjustment to prior year reserve	0.4	(0.9)	(0.2)
Total program cost	$33.6	28.7	30.3

•
Workers’ Compensation Insurance—Given the historical experience that our workforce has had fewer injuries than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income for the years ended December 31, 2011, 2010 and 2009 were $4.8 million, $5.0 million, and $6.1 million, respectively.

The table below sets out the range and our actual reserve for the past three years ($ in millions):

	MAXIMUM RESERVE	MINIMUM RESERVE	ACTUAL RESERVE
December 31, 2011	$17.5	15.4	17.5
December 31, 2010	15.9	13.3	15.9
December 31, 2009	14.2	13.1	14.2

Given the uncertain nature of claim reporting and settlement patterns associated with workers’ compensation insurance, we have accrued at the higher end of the range.

•
Captive Insurance Company—In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practice liability insurance coverage on a “claims made” basis. The level of risk retained by our captive is up to $2.5 million per claim (dependent upon location) and up to $12.5 million in the aggregate. The accruals for professional indemnity claims facilitated through our captive insurance company, which relate to multiple years, were $0.7 million and $2.1 million, net of receivables from third party insurers, as of December 31, 2011 and 2010, respectively.

Professional indemnity insurance claims can be complex and take a number of years to resolve. Within our captive insurance company, we estimate the ultimate cost of these claims by way of specific claim accruals developed through periodic reviews of the circumstances of individual claims. With respect to the consolidated financial statements, when a potential loss event occurs, management estimates the ultimate cost of the claims and accrues the related cost when probable and estimable.

NEW ACCOUNTING STANDARDS

See New Accounting Standards section of Note 2 of the notes to consolidated financial statements.

ITEMS AFFECTING COMPARABILITY

Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by macroeconomic trends, the geo political environment, the global and regional real estate markets and the financial and credit markets. These macroeconomic conditions have had, and we expect to continue to have, a significant impact on the variability of our results of operations.

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

Transactional-Based Revenue
Transactional-based fees for real estate investment banking, capital markets activities and other services within our Real Estate Services businesses increase the variability of the revenue we receive that relates to the size and timing of our clients’ transactions. In 2008 and 2009, Capital Market transactions decreased sharply due to deteriorating economic conditions and the global credit crisis. In 2010 and 2011, Capital Market transactions grew as economic conditions generally improved. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter.

Foreign Currency
We conduct business using a variety of currencies but we report our results in U.S. dollars. As a result, the volatility of currencies against the U.S. dollar may positively or negatively impact our results. This volatility can make it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations, because such results may indicate a growth or decline rate that might not have been consistent with the real underlying growth or decline rate in the local operations. Consequently, we provide information about the impact of foreign currencies in the period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition in the Results of Operations section below.

MARKET RISKS

Market Risk
The principal market risks we face due to the risk of loss arising from adverse changes in market rates and prices are:

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our credit facility, consisting of $1.1 billion of revolving credit that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facility were $467 million during 2011 and the effective interest rate was 1.8%. As of December 31, 2011, we had $463 million outstanding under the Facility. The Facility bears a variable rate of interest based on market rates.

Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We entered into no such agreements in the prior three years and we had no such agreements outstanding at December 31, 2011.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue outside of the United States totaled 56% and 55% of our total revenue for 2011 and 2010, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, most significantly by the euro (13% of revenue for 2011) and the British pound (13% of revenue for 2011).

We mitigate our foreign currency exchange risk principally by (1) establishing local operations in the markets we serve and (2) invoicing customers in the same currency as the source of the costs. The impact of translating expenses incurred in foreign currencies back into U.S. dollars offsets the impact of translating revenues earned in foreign currencies back into U.S. dollars. In addition, British pound and Singapore dollar expenses incurred as a result of our regional headquarters being located in London and Singapore, respectively, act as a partial operational hedge against our translation exposures to British pounds and Singapore dollars.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At December 31, 2011, we had forward exchange contracts in effect with a gross notional value of $1.67 billion ($758.2 million on a net basis) and a net fair value loss of $1.4 million. This net carrying loss is offset by a carrying gain in associated intercompany loans such that the net impact to earnings is not significant.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. The following table sets forth the revenue derived from our most significant currencies on a revenue basis ($ in millions):

	2011	2010
United States dollar	$1,563.7	1,321.4
Euro	480.2	376.4
British pound	453.1	325.1
Australian dollar	249.9	208.2
Japanese yen	125.8	115.9
Hong Kong dollar	93.2	81.7
Singapore dollar	92.1	106.0
Other currencies	526.5	390.9
Total revenue	$3,584.5	2,925.6

We estimate that had euro-to-U.S. dollar exchange rates been 10% higher throughout the course of 2011, our reported operating income would have increased by $5.0 million. Had the British pound-to-U.S. dollar exchange rates been 10% higher throughout the course of 2011, our reported operating income would have decreased by $1.1 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact a 10% increase in the U.S. dollar against other currencies would have on our foreign operations.

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

RESULTS OF OPERATIONS
We operate in a variety of currencies but report our results in U.S. dollars, thus the volatility of these currencies against the U.S. dollar may positively or negatively impact our reported results. This volatility may result in the reported U.S. dollar revenue and expenses showing increases or decreases between years that may not be consistent with the real underlying increases or decreases in local currency operations. In order to provide more meaningful year-to-year comparisons of our reported results, we have included detail of the movements in certain reported lines of the Consolidated Statement of Operations ($ in millions) in both U.S. dollars and in local currencies in the tables throughout this section.

Reclassifications
We report “Equity in earnings (losses) from real estate ventures” in the Consolidated Statement of Operations after “Operating income.” However, for segment reporting we reflect “Equity in earnings (losses) from real estate ventures” within “Total revenue.” See Note 3 of the Notes to Consolidated Financial Statements for “Equity earnings (losses)” reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 3) measures segment results with “Equity earnings (losses)” included in segment revenue.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

($ in millions)	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Change in U.S. dollars		% Change in Local Currency
Revenue
Real Estate Services:
Leasing	$1,188.6	999.9	188.7	19%	17%
Capital Markets and Hotels	460.0	306.9	153.1	50%	45%
Property & Facilities Management	853.0	715.4	137.6	19%	15%
Project & Development Services	441.8	337.4	104.4	31%	28%
Advisory, Consulting and Other	369.5	308.9	60.6	20%	17%
LaSalle Investment Management	271.6	257.1	14.5	6%	2%
Total revenue	$3,584.5	2,925.6	658.9	23%	19%

Compensation and benefits	2,330.5	1,899.2	431.3	23%	20%
Operating, administrative and other	863.9	687.8	176.1	26%	22%
Depreciation and amortization	82.8	71.6	11.2	16%	13%
Restructuring and acquisition charges	56.1	6.4	49.7	n.m.	n.m.
Total operating expenses	3,333.3	2,665.0	668.3	25%	22%
Operating income	$251.2	260.6	(9.4)	(4%)	(6%)
(n.m. - not meaningful)

REVENUE
In 2011, revenue grew 23% for the year, 19% in local currency, driven both by (1) double-digit growth in all three geographic RES segments and (2) the acquisition of King Sturge completed in EMEA during the second quarter of 2011. Strong conversion of the firm’s business pipelines drove growth in the transactional businesses of Leasing and Capital Markets, while Property & Facility Management revenue increased due to continued growth in corporate outsourcing. LaSalle Investment Management grew 6%, 2% in local currency.

OPERATING EXPENSES
Operating expenses were $3.3 billion in 2011, an increase of 25% in U.S. dollars and 22% in local currencies from the prior year. Operating expenses for 2011 include $56 million of Restructuring and acquisition charges, primarily as a result of expenses related to the King Sturge acquisition and the integration of King Sturge’s operations. Charges incurred related to the King Sturge acquisition included (1) employee retention bonuses of $16 million, (2) lease termination charges of $9 million and (3) other transaction costs of $18 million. Additionally, $13 million of employee termination costs unrelated to King Sturge were recognized in 2011.

Operating expenses, excluding Restructuring and acquisition charges, increased 23%, in US dollars and 20% in local currency. The overall increase in operating expenses was primarily driven by higher variable compensation resulting from improved transactional revenue and by variable costs to support client wins and to continue building the firm’s pipeline for 2012.

INTEREST EXPENSE
Net interest expense was $36 million in 2011, a decrease of 22% from the $46 million in 2010. This was primarily due to a decrease in  both our effective borrowing rate and accretive interest expense recognized for our deferred business acquisitions obligations.

EQUITY IN INCOME FROM REAL ESTATE VENTURES
In 2011, we recognized Equity income of $6 million from our investments in real estate ventures, compared to a loss of $11 million in 2010, due primarily to a reduction in impairment charges as real estate markets generally improved in 2011. Equity income and losses included impairment charges of $6 million in 2011 and $14 million in 2010.

PROVISION FOR INCOME TAXES
The provision for income taxes was $56 million in 2011, resulting in an effective tax rate of 25.4%. See the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and see Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

NET INCOME
Net income available to common shareholders for 2011 was $164 million, or $3.70 per diluted average share, compared to a net income of $154 million, or  $3.48 per diluted average share, for 2010.

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

For segment reporting, we show equity in earnings (losses) from real estate ventures within our revenue line, since it is an integral part of our Investment Management segment. We have not allocated restructuring charges to the business segments for segment reporting purposes and therefore we do not include these costs in the discussion below.

AMERICAS—REAL ESTATE SERVICES

($ in millions)	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Change in U.S. dollars		Change in Local Currency
Leasing	$760.2	639.1	121.1	19%	19%
Capital Markets and Hotels	136.1	84.1	52.0	62%	62%
Property & Facility Management	335.6	268.8	66.8	25%	24%
Project & Development Services	178.5	158.9	19.6	12%	12%
Advisory, Consulting and Other	112.2	110.3	1.9	2%	2%
Equity earnings	2.7	0.3	2.4	n.m.	n.m.
Total segment revenue	$1,525.3	1,261.5	263.8	21%	21%

Operating expenses	1,362.6	1,113.2	249.4	22%	22%
Operating income	$162.7	148.3	14.4	10%	10%
(n.m. - not meaningful)

Full-year revenue in the Americas region was $1.5 billion, an increase of $264 million, or 21%, over the prior year. The growth was led by Capital Markets & Hotels and Leasing as business conditions improved and as we gained market share. Fourth-quarter revenue in the region was $510 million, compared with $429 million in the fourth quarter of 2010, an increase of 19%.

Operating expenses were $1.4 billion for the year, a 22% increase over the prior year. The increase was impacted by higher commission expense related to the higher Leasing and Capital Markets & Hotels revenue, as well as increases in gross contract vendor costs related to corporate client activities in Property & Facility Management, $16 million of which was added in the fourth quarter.

Americas operating income improved to $163 million for the year, from $148 million in 2010, while operating income margin was 10.7 % in 2011 compared with 11.8 % in 2010. Operating income margin improved to 16.6% in the fourth quarter of 2011, compared to 16.2 % in the fourth of 2010.

EMEA—REAL ESTATE SERVICES

($ in millions)	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Change in U.S. dollars		Change in Local Currency
Leasing	$236.1	202.6	33.5	17%	13%
Capital Markets and Hotels	229.1	141.2	87.9	62%	57%
Property & Facility Management	152.8	142.9	9.9	7%	3%
Project & Development Services	182.5	115.0	67.5	59%	52%
Advisory, Consulting and Other	173.5	127.2	46.3	36%	32%
Equity losses	(0.3)	(0.1)	(0.2)	n.m.	n.m.
Total segment revenue	$973.7	728.8	244.9	34%	29%

Operating expense	945.8	709.2	236.6	33%	29%
Operating income	$27.9	19.6	8.3	42%	38%
(n.m. - not meaningful)

EMEA’s revenue in 2011 was $974 million, compared with $729 million in 2010, an increase of 34%, 29% in local currency. This was primarily the result of strong growth in Capital Markets & Hotels and Advisory revenue and the successful integration of King Sturge. Fourth-quarter revenue in the region was $340 million, compared with $237 million in 2010, an increase of 43%, 45% in local currency.

Operating expenses, which include seven months of King Sturge ongoing operating expenses and $11 million of King Sturge intangibles amortization, were $946 million for the year, an increase of 33% from the prior year, 29% in local currency. Gross contract vendor costs related to the PDS business line increased by more than $40 million in the year compared with 2010. EMEA’s adjusted operating income margin, which excludes $11 million of King Sturge intangibles amortization, was 4.0% compared with 2.7% in 2010. For the fourth quarter of 2011, adjusted operating income margin, which excludes $5 million of King Sturge intangibles amortization, was 11.4% compared with 8.5% in the fourth quarter of 2010.

ASIA PACIFIC—REAL ESTATE SERVICES

($ in millions)	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Change in U.S. dollars		Change in Local Currency
Leasing	$192.3	158.2	34.1	22%	16%
Capital Markets and Hotels	94.8	81.6	13.2	16%	7%
Property & Facility Management	364.6	303.7	60.9	20%	13%
Project & Development Services	80.8	63.5	17.3	27%	23%
Advisory, Consulting and Other	83.8	71.4	12.4	17%	12%
Equity earnings (losses)	0.2	0.1	0.1	n.m.	n.m
Total segment revenue	$816.5	678.5	138.0	20%	14%

Operating expense	750.3	629.1	121.2	19%	13%
Operating income	$66.2	49.4	16.8	34%	29%

Revenue in Asia Pacific was $816 million in 2011, compared with $679 million in 2010, an increase of 20%, 14% in local currency.  Continued expansion of the firm’s market-leading positions in Greater China and India contributed to increased revenue, as did growth in Property & Facility Management.  Fourth-quarter revenue in the region was $236 million in 2011, an increase of 6% in both U.S. dollars and local currency compared with the same period in 2010. Capital Markets & Hotels revenue decrease in the fourth quarter due to lower market investment volumes overall and fewer Hotels transactions during the quarter following a very robust start to the year.

Operating expenses for the region were $750 million for the year, an increase of 19%, 13% in local currency, on a year-over-year basis. The increase was primarily due to staff and gross contract vendor costs that related to a higher volume of PDS work, as well as expenses relating to other corporate client activities.

Asia Pacific’s operating income margin for the year increased to 8.1%, up from 7.3% a year ago. Operating income margin was 10.7% in the fourth quarter compared with 11.5% for the same period a year ago, resulting from lower Capital Markets & Hotels revenue during the quarter.

INVESTMENT MANAGEMENT

($ in millions)	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Change in U.S. dollars		Change in Local Currency
Advisory fees	$245.0	237.5	7.5	3%	(1%)
Transaction fees and other	7.3	8.3	(1.0)	(12%)	(16%)
Incentive fees	19.3	11.4	7.9	69%	63%
Equity earnings (losses)	3.8	(11.7)	15.5	n.m	n.m
Total segment revenue	$275.4	$245.5	29.9	12%	8%

Operating expense	218.5	207.1	11.4	6%	2%
Operating income	$56.9	$38.4	18.5	48%	41%
(n.m. - not meaningful)

LaSalle Investment Management’s full-year Advisory fees were $245 million, compared with $238 million in 2010. Fourth-quarter Advisory fees were $60 million, compared with $61 million in the fourth quarter of 2010. The business recognized higher incentive fees during the year resulting from investment performance for clients.

LaSalle Investment Management raised nearly $5.0 billion of net equity in 2011, and assets under management were $47.7 billion at December 31, 2011.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

($ in millions)	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Change in U.S. dollars		% Change in Local Currency
Revenue
Real Estate Services:
Leasing	$999.9	783.0	216.9	28%	27%
Capital Markets and Hotels	306.9	203.8	103.1	51%	51%
Property & Facilities Management	715.4	627.4	88.0	14%	11%
Project & Development Services	337.4	311.0	26.4	8%	9%
Advisory, Consulting and Other	308.9	295.3	13.6	5%	5%
LaSalle Investment Management	257.1	260.2	(3.1)	(1%)	(3%)
Total revenue	$2,925.6	2,480.7	444.9	18%	17%

Compensation and benefits	1,899.2	1,623.8	275.4	17%	16%
Operating, administrative and other	687.8	609.8	78.0	13%	11%
Depreciation and amortization	71.6	83.3	(11.7)	(14%)	(15%)
Restructuring and acquisition charges	6.4	47.4	(41.0)	(86%)	(86%)
Total operating expenses	2,665.0	2,364.3	300.7	13%	12%
Operating income	$260.6	116.4	144.2	124%	130%

REVENUE
In 2010, revenue increased 18% in U.S. dollars and 17% in local currency due to growth in real estate services in all three geographic segments and in most major product categories. As economic conditions in our markets generally improved in 2010, we saw significant growth in transactional revenues, with Leasing revenue of approximately $1.0 billion, an increase of 27% in local currency, and Capital Markets and Hotels revenue of $307 million, an increase of 51% in local currency. Property and Facility Management continued to grow in 2010, reaching $715 million, an increase of 11% in local currency, due to growth in all of our geographic segments.  LaSalle Investment Management was the only segment with lower revenue in 2010, decreasing 3% in local currency due to a reduction in advisory fees.

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

AMERICAS—REAL ESTATE SERVICES

($ in millions)	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Change in U.S. dollars		Change in Local Currency
Leasing	$639.1	498.2	140.9	28%	28%
Capital Markets and Hotels	84.1	38.3	45.8	120%	120%
Property & Facility Management	268.8	226.2	42.6	19%	19%
Project & Development Services	158.9	158.0	0.9	1%	1%
Advisory, Consulting and Other	110.3	112.0	(1.7)	(2%)	(1%)
Equity earnings	0.3	(1.1)	1.4	n.m.	n.m.
Total segment revenue	$1,261.5	1,031.6	229.9	22%	22%

Operating expenses	1,113.2	945.4	167.8	18%	17%
Operating income	$148.3	86.2	62.1	72%	79%

n.m. - not meaningful
Revenue in the Americas region was nearly $1.3 billion, an increase of 22% over the prior year, driven by increased transactional activities both in Leasing, which increased 28% to $639 million, and Capital Markets and Hotels, which more than doubled to $84 million. The Americas also saw significant growth in Property and Facility Management with revenue increasing 19%, as a result of new client wins and the expansion of activities with existing clients.

Total operating expenses were $1.1 billion, compared with $945 million in 2009, an 18% increase. The Americas operating expense increase was primarily a result of increased revenue, especially higher transactional volumes and related incentive compensation. Americas operating income margin improved to 11.8%, from 8.4% in 2009.

EMEA—REAL ESTATE SERVICES
($ in millions)	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Change in U.S. dollars		Change in Local Currency
Leasing	$202.6	172.5	30.1	17%	22%
Capital Markets and Hotels	141.2	107.3	33.9	32%	37%
Property & Facility Management	142.9	135.5	7.4	5%	8%
Project & Development Services	115.0	108.8	6.2	6%	11%
Advisory, Consulting and Other	127.2	122.4	4.8	4%	7%
Equity losses	(0.1)	(2.8)	2.7	n.m.	n.m.
Total segment revenue	$728.8	643.7	85.1	13%	17%

Operating expense	709.2	653.4	55.8	9%	12%
Operating income (loss)	$19.6	(9.7)	29.3	n.m	n.m.
(n.m. - not meaningful)

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

ASIA PACIFIC—REAL ESTATE SERVICES
($ in millions)	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Change in U.S. dollars		Change in Local Currency
Leasing	$158.2	112.3	45.9	41%	34%
Capital Markets and Hotels	81.6	58.2	23.4	40%	25%
Property & Facility Management	303.7	265.7	38.0	14%	6%
Project & Development Services	63.5	44.2	19.3	44%	35%
Advisory, Consulting and Other	71.4	60.9	10.5	17%	11%
Equity earnings (losses)	0.1	(2.4)	2.5	n.m.	n.m
Total segment revenue	$678.5	538.9	139.6	26%	17%

Operating expense	629.1	507.1	122.0	24%	16%
Operating income	$49.4	31.8	17.6	55%	45%
(n.m. - not meaningful)

Revenue in the Asia Pacific region was $679 million in 2010, an increase of 26% in U.S. dollars and 17% in local currency. The year-over-year increase was principally driven by transactional revenue improvement across most countries in the region.  Leasing revenue was $158 million, increasing 34% in local currency, and Capital Markets and Hotels revenue was $82 million, increasing 25% in local currency.  Fourth-quarter revenue in the region increased 25%, 18% in local currency, to $223 million.

Operating expenses for the region were $629 million for 2010, compared with $507 million in 2009, an increase of 16% in local currency, primarily due to an increase in costs associated with increased revenue and transaction volume. Full-year operating income margin was 7.3%, compared with 5.9% in 2009.

INVESTMENT MANAGEMENT

($ in millions)	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Change in U.S. dollars		Change in Local Currency
Advisory fees	$237.5	242.2	(4.7)	(2%)	(3%)
Transaction fees and other	8.3	5.4	2.9	54%	58%
Incentive fees	11.4	12.6	(1.2)	(10%)	(21%)
Equity losses	(11.7)	(52.6)	40.9	n.m.	n.m.
Total segment revenue	$245.5	207.6	37.9	18%	16%

Operating expense	207.1	211.0	(3.9)	(2%)	(3%)
Operating income (loss)	$38.4	(3.4)	41.8	n.m.	n.m.
(n.m. - not meaningful)

LaSalle Investment Management’s full-year Advisory fees were $238 million in 2010, compared with $242 million in 2009, a decrease of 3% in local currency. Fourth-quarter Advisory fees were $61 million, down 1% compared with 2009 in both U.S. dollars and local currency. Transaction and incentive fees increased to $5.9 million in the fourth quarter versus $2.3 million in the prior year due to increased acquisition levels, bringing year-to-date transaction and incentive fees to $20 million.

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

CONSOLIDATED CASH FLOWS

Cash Flows From Operating Activities
During 2011, cash flow provided by operating activities was $211 million, a decrease of $173 million from the $384 million of cash flows provided by operating activities in 2010. This year-over-year decrease in cash generated from operating activities resulted primarily from an increase in working capital requirements in support and in recognition of the 23% increase in revenue in 2011. The most significant change in working capital was the $136 million year-over-year increase in receivables resulting primarily from significant growth in revenue late in the fourth quarter.

During 2010, cash flow provided by operating activities totaled $384 million, an increase of $134 million from the $250 million of cash flows provided by operating activities in 2009. The year-over-year $134 million increase in cash generated from operating activities resulted primarily from an increase in net income and cash flow provided by a change in working capital items. Net income increased $158 million, but was partially off-set by decreases in non-cash charges, including: (1) a $47 million decrease in Equity losses from real estate ventures, (2) a $21 million decrease in the Provision for loss on receivables and other assets, and (3) a $12 million decrease in Depreciation and amortization. Cash flow from operations also was increased in 2010 by a $62 million positive change in working capital.

Cash Flows From Investing Activities
In 2011, we used $389 million for investing activities, a $298 million increase from 2010, due to (1) a $228 million increase in cash used for acquisitions, (2) a $44 million increase in capital expenditures, and (3) a net $26 million increase in cash used for our investments in real estate ventures. In 2011 we paid $252 million for acquisitions, consisting of (1) $174 million for the King Sturge acquisition, (2) $44 million for eight other new acquisitions, (3) $22 million to acquire a portion of the minority interest in our India operations, and (4) $12 million for contingent earn-out consideration paid for acquisitions completed in prior years.

In 2010, we used $91 million of cash for investing activities, a $5 million net increase from the $86 million used in 2009. The $5 million net increase was due to (1) a $22 million increase in cash used for business combination activity, (2) a $20 million decrease in net cash used for investment in real estate ventures, and (3) a $3 million increase in capital expenditures. In 2010, we used $24 million for business combinations, including (1) $11 million for contingent earn-out payments for acquisitions completed in prior years, (2) $9 million to purchase a portion of the minority interest in our Indian operations, and (3) $4 million for various other acquisition-related activities.

Cash Flows From Financing Activities
In 2011, we generated $111 million of cash from financing activities, a $222 million increase from the $111 million used for financing activities in 2010. This increase was primarily due to a $274 million year-over-year increase in net borrowing, off-set by a $58 million increase in cash used for deferred acquisition obligations. In 2011, we paid $164 million for deferred business acquisition obligations, including $150 million related to the 2008 Staubach acquisition and $11 million related to the 2006 Spaulding and Slye acquisition.

In 2010, we used $111 million for financing activities, a $30 million decrease from the $141 million used in 2009. The $111 million used for financing activities in 2010 was comprised of a $28 million net increase in cash from borrowings, offset by the following uses of cash: (1) $106 million to satisfy deferred business acquisitions obligations primarily for payments of $78 million related to the 2008 acquisition of Staubach and $14 million related to the 2006 acquisition of Spaulding and Slye, (2) $12 million of debt issuance costs in connection with the renegotiation of our Facility, (3) a net $12 million used for stock compensation programs, primarily for the purchase of shares to cover payroll taxes associated with  restricted stock units, and (4) $9 million for dividend payments.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities
In June 2011, we amended our credit facility (the “Facility”) to, among other things: (1) reset pricing, (2) terminate the $195 million term loan portion of the Facility, (3) increase the $900 million revolving loan to $1.1 billion, (4) extend the maturity to June 2016 and (5) permit the add-back of certain integration and retention costs associated with King Sturge and other acquisitions to the adjusted EBITDA and EBIT that are used in certain credit facility calculations. Currently, there are 18 banks participating in the Facility and the Facility remains unsecured. As of December 2011, we had $463 million outstanding on the Facility. The average outstanding borrowings under the Facility were $467 million during the twelve months ended December 31, 2011.

In addition to our Facility, we have the capacity to borrow up to an additional $47 million under local overdraft facilities. At December 31, 2011 we had short-term borrowings (including capital lease obligations and local overdraft facilities) of $65 million outstanding, of which $39 million was attributable to local overdraft facilities.

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

See Note 9, Debt, of the Notes to Consolidated Financial Statements for additional information on our Credit Facility.

Issuance of Common Stock
In June 2009, we sold 6,500,000 shares of our common stock, at a sale price of $35.00 per share in an underwritten secondary public stock offering. We made the offering under a shelf registration statement we filed with the SEC. We used the net proceeds, after the underwriting discount, commissions and other expenses, of $217 million to repay outstanding indebtedness on our unsecured revolving credit facility.

We sold no shares of our common stock in 2010 or 2011. All common stock shares issued in 2010 and 2011 were issued as part of our employee stock compensation programs.

Co-Investment Activity
As of December 31, 2011, we had total investments and loans of $225 million in approximately 40 separate property or fund co-investments. Funding of co-investments exceeded return of capital by $46 million, $19 million, and $39 million for the years ended December 31, 2011, 2010 and 2009, respectively. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of  our Investment Management business. We anticipate that our net co-investment funding for 2012 will be between $40 and $50 million (planned co-investment less return of capital from liquidated co-investments).

See Note 5, Investment in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At December 31, 2011, we have 1,563,100 shares that we remain authorized to repurchase under the current share repurchase program. We have made no share repurchases in the last three years. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and restricted stock unit grants made under our existing stock plans.

Our Board declared and paid total annual dividends and dividend-equivalents of $0.30, $0.20, and $0.20 per common share in 2011, 2010 and 2009, respectively. In December 2011, we paid a semi-annual cash dividend of $0.15 per share. There can be no assurance that we will declare dividends in the future since the actual declaration of future dividends and the establishment of record and payment dates, remains subject to final determination by the Company’s Board of Directors.

Capital Expenditures
Capital expenditures for 2011 were $92 million, compared to $48 million in 2010 and $44 million in 2009. Our capital expenditures are primarily for information systems, computer hardware and improvements to leased office space. In 2011, we received $3 million of tenant improvement allowances, reimbursing us for capital expenditures we made related to leasehold improvements. These allowances will be amortized as a reduction of rent expense over the life of the related leases.

Business Acquisitions
In 2011 we paid $252 million for acquisitions, consisting of (1) $174 million for the King Sturge acquisition, (2) $44 million for eight other new acquisitions, (3) $22 million to acquire a portion of the minority interest in our India operations, and (4) $12 million for contingent earn-out consideration paid for acquisitions complete in prior years. Also in 2011, we paid $164 million for deferred business acquisition obligations, including $150 million related to the 2008 Staubach acquisition and $11 million related to the 2006 Spaulding and Slye acquisition.

Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $299 million on our consolidated balance sheet at December 31, 2011. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At December 31, 2011, we had the potential to make earn-out payments on 14 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $157 million at December 31, 2011. We anticipate that the majority of these earn-outs will come due at various times over the next three years assuming the achievement of the applicable performance conditions.

Our 2007 acquisition of Indian real estate services company Trammell Crow Meghraj (TCM) has provisions for a payment to be made in 2014 for the repurchase of the remaining shares exchanged in the merger. This payment will be based on future performance of these operations and accordingly is not quantifiable at this time. An estimate of this obligation based on the original value of shares exchanged is reflected on our balance sheet within the $18 million Minority shareholder redemption liability.

We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.

Contractual Obligations

We have obligations and commitments to make future payments under contracts in the normal course of business. The following table summarizes our minimum contractual obligations as of December 31, 2011 ($ in millions):

	PAYMENTS DUE BY PERIOD

CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
1. Debt obligations	$501.7	38.7	—	463.0	—
2. Interest on debt obligations	37.7	9.0	16.5	12.2	—
3. Business acquisition obligations	317.0	31.3	220.5	65.2	—
4. Minority shareholder redemption liability	18.4	—	18.4	—	—
5. Lease obligations	593.0	116.4	192.0	149.4	135.2
6. Deferred compensation	8.6	0.8	5.1	2.6	0.1
7. Defined benefit plan obligations	69.7	5.8	12.5	13.4	38.0
8. Vendor and other purchase obligations	88.5	40.6	36.3	9.8	1.8
9. Unconsolidated joint ventures	—	—	—	—	—
Total	$1,634.6	242.6	501.3	715.6	175.1

1. Debt Obligations.  As of December 31, 2011, we had $463.0 million of borrowings outstanding under our Facility and $38.7 million under local overdraft facilities. We had the ability to borrow up to $1.1 billion on the Facility, with capacity to borrow up to an additional $47.0 million under local overdraft facilities. There are currently 18 banks participating in our Facility, which has a maturity of June 2016.

2. Interest on Debt Obligations. Our debt obligations incur interest charges at variable rates.  For purposes of preparing an estimated projection of interest on debt obligations for this table, we have estimated our future interest payments based on our borrowing rates as of December 31, 2011 and assuming each of our debt obligations is held to maturity.

3. Business acquisition obligations. Our business acquisition obligations represent payments to sellers of businesses for acquisitions that were closed as of December 31, 2011, with the only condition on those payments being the passage of time. The $317.0 million total represents $299.1 million on a present value basis as reported in Deferred business acquisition obligations in our Consolidated Balance Sheet, and $17.9 million of imputed interest reducing the obligations to their present value.

The contractual obligation table above does not include possible contingent earn-out payments associated with our acquisitions. At December 31, 2011 we had the potential to make earn-out payments on 14 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments was $156.6 million at December 31, 2011. We anticipate that the majority of these earn-out payments will come due at various times over the next three years assuming the achievement of the applicable performance conditions.

4. Minority shareholder redemption liability. We estimate that the 2014 payment to purchase the remaining interest in our Indian operations held by the selling shareholders of the Trammell Crow Meghraj (“TCM”) business we acquired in 2007 will be $18.4 million. The purchase price of the remaining interest in our India subsidiary will be based on formulas and independent valuations, as a result of which we cannot definitively determine the amount of this future payment at this time.

5. Lease obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use and operating leases for equipment. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2011 was $29.7 million.

6. Deferred compensation. Deferred compensation obligations include payments under our long-term deferred compensation plans. The contractual obligation table above does not include a provision for certain long-term compensation plans for which we cannot reliably estimate the timing and amount of certain payment; we record these plans on our consolidated balance sheet as a long-term Deferred compensation liability based on their current fair value of $7.2 million.

7. Defined benefit plan obligations. The defined benefit plan obligations represent estimates of the expected benefits to be paid out by our defined benefit plans. These obligations will be funded from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments these obligations will be funded by the Company. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require.

 8. Vendor and other purchase obligations.  Our other purchase obligations primarily relate to various information technology servicing agreements, telephone communications and other administrative support functions.

9. Unconsolidated joint ventures. We have made capital commitments to certain unconsolidated joint ventures that are entitled to call up to a maximum of $111.4 million as of December 31, 2011. We are not able to predict if, when, or in what amounts such capital calls will be made, and therefore we exclude such commitments from the above table. However, in relation to this activity, we made capital contributions and advances to investments in real estate ventures of $71.0 million, $33.9 million and $39.8 million in 2011, 2010 and 2009, respectively, and we anticipate that our net co-investment funding for 2012 will be between $40 and $50 million (planned co-investment less return of capital from liquidated co-investments).

In the Notes to Consolidated Financial Statements, see Note 9, Debt, for additional information on long-term debt obligations, see Note 10, Leases, for additional information on lease obligations, and see Note 7, Retirement Plans, for additional information on defined benefit plan obligations.

Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC I and LIC II,  which are unconsolidated joint ventures that  serve as vehicles for substantially all of our co-investment activity, for future fundings of co-investments in underlying funds totaling a maximum of $276 million as of December 31, 2011. See our discussion of unfunded commitments in Note 5, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risk is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risks” and is incorporated by reference herein.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of December 31, 2011, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jones Lang LaSalle Incorporated:

We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting

/s/ KPMG LLP

Chicago, Illinois
February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jones Lang LaSalle Incorporated:

We have audited Jones Lang LaSalle Incorporated and subsidiaries (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Jones Lang LaSalle Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
February 27, 2012

JONES LANG LASALLE INCORPORATED

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011 and 2010

($ IN THOUSANDS, EXCEPT SHARE DATA)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$184,454	251,897
Trade receivables, net of allowances of $20,595 and $20,352	907,772	721,486
Notes and other receivables	97,315	76,374
Prepaid expenses	45,274	41,195
Deferred tax assets	53,553	82,740
Other	12,516	21,149
Total current assets	1,300,884	1,194,841

Property and equipment, net of accumulated depreciation of $336,377 and $333,371	241,415	198,685
Goodwill, with indefinite useful lives	1,751,207	1,444,708
Identified intangibles, net of accumulated amortization of $99,801 and $81,674	52,590	29,025
Investments in real estate ventures	224,854	174,578
Long-term receivables	54,840	42,735
Deferred tax assets, net	186,605	149,020
Other	120,241	116,269
Total assets	$3,932,636	3,349,861
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$436,045	400,681
Accrued compensation	655,658	554,841
Short-term borrowings	65,091	28,700
Deferred tax liabilities	6,044	3,942
Deferred income	58,974	45,146
Deferred business acquisition obligations	31,164	163,656
Other	95,641	99,346
Total current liabilities	1,348,617	1,296,312

Noncurrent liabilities:
Credit facilities	463,000	197,500
Deferred tax liabilities	7,646	15,450
Deferred compensation	10,420	15,130
Pension liabilities	17,233	5,031
Deferred business acquisition obligations	267,896	134,889
Minority shareholder redemption liability	18,402	34,118
Other	105,042	79,496
Total liabilities	2,238,256	1,777,926

Commitments and contingencies	-	-

Company shareholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 43,470,271 and 42,659,999 shares issued and outstanding	435	427
Additional paid-in capital	904,968	883,046
Retained earnings	827,297	676,397
Shares held in trust	(7,814)	(6,263)
Accumulated other comprehensive (loss) income	(33,757)	15,324
Total Company shareholders’ equity	1,691,129	1,568,931
Noncontrolling interest	3,251	3,004
Total equity	1,694,380	1,571,935
Total liabilities and equity	$3,932,636	3,349,861

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2011, 2010 AND 2009

($ IN THOUSANDS, EXCEPT SHARE DATA)	2011	2010	2009
Revenue	$3,584,544	2,925,613	2,480,736
Operating expenses:
Compensation and benefits	2,330,520	1,899,181	1,623,795
Operating, administrative and other	863,860	687,815	609,779
Depreciation and amortization	82,832	71,573	83,335
Restructuring charges and acquisition charges	56,127	6,386	47,423
Total operating expenses	3,333,339	2,664,955	2,364,332

Operating income	251,205	260,658	116,404

Interest expense, net of interest income	35,591	45,802	55,018
Equity earnings (losses) from real estate ventures	6,385	(11,379)	(58,867)

Income before income taxes and noncontrolling interest	221,999	203,477	2,519

Provision for income taxes	56,387	49,038	5,677
Net income (loss)	165,612	154,439	(3,158)

Net income attributable to noncontrolling interest	1,228	537	437
Net income (loss) attributable to the Company	$164,384	153,902	(3,595)

Dividends on unvested common stock, net of tax	387	378	514
Net income (loss) available to common shareholders	$163,997	153,524	(4,109)

Other comprehensive income:
Change in pension liabilities, net of tax	$(16,156)	(2,097)	(13,229)
Foreign currency translation adjustments	(32,935)	19,397	83,473
Comprehensive income	$115,293	171,202	66,649

Basic earnings (loss) per common share	$3.80	3.63	(0.11)
Basic weighted average shares outstanding	43,170,383	42,295,526	38,543,087

Diluted earnings (loss) per common share	$3.70	3.48	(0.11)
Diluted weighted average shares outstanding	44,367,359	44,084,154	38,543,087

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	Company Shareholders' Equity
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
($ IN THOUSANDS, EXCEPT SHARE DATA)	Shares	Amount	Capital	Earnings	Trust	Income (Loss)	Interest	Equity

Balances at December 31, 2008	34,561,648	$346	599,742	543,318	(3,504)	(72,220)	4,123	$1,071,805
Net (loss) income	—	—	—	(3,595)	—	—	437	(3,158)
Shares issued under stock compensation programs	969,631	9	3,346	—	—	—	—	3,355
Shares repurchased for payment of taxes on stock awards	(223,520)	(2)	(7,210)	—	—	—	—	(7,212)
Tax adjustments due to vestings and exercises	—	—	(8,314)	—	—	—	—	(8,314)
Amortization of stock compensation	—	—	47,827	—	—	—	—	47,827
Issuance of common stock	6,500,000	65	217,273	—	—	—	—	217,338
Shares issued for acquisitions	36,188	—	1,563	—	—	—	—	1,563
Shares held in trust	—	—	—	—	(1,692)	—	—	(1,692)
Dividends declared, $0.20 per share	—	—	—	(8,267)	—	—	—	(8,267)
Change in pension liabilities, net of tax	—	—	—	—	—	(13,229)	—	(13,229)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	(875)	(875)
Foreign currency translation adjustments	—	—	—	—	—	83,473	—	83,473
Balances at December 31, 2009	41,843,947	$418	854,227	531,456	(5,196)	(1,976)	3,685	$1,382,614
Net income	—	—	—	153,902	—	—	537	154,439
Shares issued under stock compensation programs	1,108,614	12	1,394	—	—	—	—	1,406
Shares repurchased for payment of taxes on stock awards	(292,562)	(3)	(19,445)	—	—	—	—	(19,448)
Tax adjustments due to vestings and exercises	—	—	5,804	—	—	—	—	5,804
Amortization of stock compensation	—	—	41,066	—	—	—	—	41,066
Shares held in trust	—	—	—	—	(1,067)	—	—	(1,067)
Dividends declared, $0.20 per share	—	—	—	(8,961)	—	—	—	(8,961)
Change in pension liabilities, net of tax	—	—	—	—	—	(2,097)	—	(2,097)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	(1,218)	(1,218)
Foreign currency translation adjustments	—	—	—	—	—	19,397	—	19,397
Balances at December 31, 2010	42,659,999	$427	883,046	676,397	(6,263)	15,324	3,004	$1,571,935
Net income	—	—	—	164,384	—	—	1,228	165,612
Shares issued under stock compensation programs	1,135,689	11	1,199	—	—	—	—	1,210
Shares repurchased for payment of taxes on stock awards	(325,417)	(3)	(30,231)	—	—	—	—	(30,234)
Tax adjustments due to vestings and exercises	—	—	17,999	—	—	—	—	17,999
Amortization of stock compensation	—	—	32,955	—	—	—	—	32,955
Shares held in trust	—	—	—	—	(1,551)	—	—	(1,551)
Dividends declared, $0.30 per share	—	—	—	(13,484)	—	—	—	(13,484)
Change in pension liabilities, net of tax	—	—	—	—	—	(16,156)	—	(16,156)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	(981)	(981)
Foreign currency translation adjustments	—	—	—	—	—	(32,925)	—	(32,925)
Balances at December 31, 2011	43,470,271	$435	904,968	827,297	(7,814)	(33,757)	3,251	$1,694,380

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2011, 2010, AND 2009

($ IN THOUSANDS)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$165,612	154,439	(3,158)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,832	71,573	83,335
Equity (earnings) losses from real estate ventures	(6,385)	11,379	58,867
Losses (gains) on investments and other assets	—	109	(1,381)
Operating distributions from real estate ventures	593	188	157
Provision for loss on receivables	10,273	7,081	28,173
Amortization of deferred compensation	34,002	41,230	45,909
Accretion of interest on deferred business acquisition obligations	19,503	24,408	27,080
Amortization of debt issuance costs	4,384	5,747	5,068
Change in:
Receivables	(190,620)	(54,244)	67,434
Prepaid expenses and other assets	3,320	(24,868)	(20,062)
Deferred tax assets, net	(9,270)	5,457	(56,984)
Excess tax benefits from share-based payment arrangements	(17,999)	(5,804)	—
Accounts payable, accrued liabilities and accrued compensation	115,093	147,575	16,116
Net cash provided by operating activities	211,338	384,270	250,554

Cash flows used in investing activities:
Net capital additions—property and equipment	(91,538)	(47,609)	(44,249)
Business acquisition payments, net of cash acquired	(251,787)	(24,250)	(2,461)
Investing activities—real estate ventures:
Capital contributions and advances	(71,027)	(33,853)	(39,799)
Distributions and repayments of advances	25,036	14,836	784
Net cash used in investing activities	(389,316)	(90,876)	(85,725)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings under credit facilities	1,550,590	1,160,802	1,037,022
Repayments of borrowings under credit facilities	(1,248,700)	(1,133,000)	(1,348,306)
Payment of deferred business acquisition obligations	(164,216)	(105,798)	(24,207)
Issuance of common stock, net	—	—	217,338
Debt issuance costs	(2,630)	(11,565)	(11,182)
Shares repurchased for payment of taxes on stock awards	(30,234)	(19,448)	(7,212)
Excess tax benefits from share-based payment arrangements	17,999	5,804	—
Common stock issued under stock option plan and stock purchase programs	1,210	1,406	3,355
Payments of dividends	(13,484)	(8,961)	(8,267)
Net cash provided by (used in) financing activities	110,535	(110,760)	(141,459)

Net (decrease) increase in cash and cash equivalents	(67,443)	182,634	23,370
Cash and cash equivalents, January 1	251,897	69,263	45,893
Cash and cash equivalents, December 31	$184,454	251,897	69,263

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,940	17,250	25,150
Income taxes, net of refunds	65,588	39,099	50,718
Non-cash investing activities:
Business acquisitions, contingent consideration	6,598	4,300	—
Non-cash financing activities:
Deferred business acquisition obligations	$149,521	—	5,419

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) ORGANIZATION

Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which we may refer to as we, us, our, the Company or the Firm) was incorporated in 1997. We have over 200 corporate offices worldwide and operations in more than 1,000 locations in 70 countries. We have approximately 45,500 employees, including 26,700 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 2.1 billion square feet worldwide. LaSalle Investment Management, a member of the Jones Lang LaSalle group, is one of the world’s largest and most diversified real estate investment management firms, with approximately $47.7 billion of assets under management.

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

The following table shows the revenue for the major product categories that we group these services in for the years ended December 31, 2011, 2010 and 2009 ($ in millions):

	2011	2010	2009

Real Estate Services:
Leasing	$1,188.6	999.9	783.0
Capital Markets and Hotels	460.0	306.9	203.8
Property & Facilities Management	853.0	715.4	627.4
Project & Development Services	441.8	337.4	311.0
Advisory, Consulting and Other	369.5	308.9	295.3
LaSalle Investment Management	271.6	257.1	260.2
Total revenue	$3,584.5	2,925.6	2,480.7

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
Our consolidated financial statements include the accounts of Jones Lang LaSalle and its majority-owned and controlled subsidiaries. We have eliminated all intercompany balances and transactions in our consolidated financial statements. Investments in real estate ventures over which we exercise significant influence, but not control, are accounted for either under the equity method or at fair value.

When applying principles of consolidation, we begin with Accounting Standards Update (ASU) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” in determining whether an investee entity is a variable interest entity (“VIE”) or a voting interest entity. ASU 2009-17 draws a distinction between voting interest entities, which are embodied by common and traditional corporate and partnership structures, and VIEs, broadly defined as entities for which control is achieved through means other than voting rights. For voting interest entities, the interest holder with control through majority ownership and majority vote consolidates. For VIEs, determination of the “primary beneficiary” drives the accounting. We identify the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (2) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. We perform this analysis on an ongoing basis. When we determine we are the primary beneficiary of a VIE, we consolidate our investment in the VIE; when we determine we are not the primary beneficiary of the VIE, we account for our investment in the VIE under the equity method or at fair value.

If an entity is not a VIE, but is a limited partnership or similar entity, we apply guidance from ASC Topic 810 related to investments in joint ventures, and consider rights held by limited partners which may preclude consolidation by a sole general partner. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the general partner, and reassessed if (1) there is a change to the terms or in the exercisability of the rights of the limited partners, (2) the general partner increases or decreases its ownership of limited partnership interests, or (3) there is an increase or decrease in the number of outstanding limited partnership interests.

Our determination of the appropriate accounting method for all other investments is based on the level of influence we have in the underlying entity. When we have an asset advisory contract with the real estate limited partnership, the combination of our limited partner interest and the advisory agreement provides us with significant influence over such real estate limited partnership. Accordingly, we account for such investments either under the equity method or at fair value. We eliminate transactions with such subsidiaries to the extent of our ownership in the related subsidiary. We carry other investments at cost.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of the revenue and expenses during the reporting periods. Such estimates include the value of purchase consideration, valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, legal contingencies, assumptions used in the calculation of income taxes, incentive compensation, and retirement and other post-employment benefits, among others.

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

Reclassifications
Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications have not been material and have not affected reported net income.

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

Construction management fees, which are gross construction services revenue net of subcontract costs, were $10.1 million, $9.5 million and $14.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Gross construction services revenue totaled $143.3 million, $165.9 million and $160.8 million and subcontract costs totaled $133.2 million, $156.4 million and $146.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We include costs in excess of billings on uncompleted construction contracts of $7.1 million and $17.3 million in Trade receivables, and billings in excess of costs on uncompleted construction contracts of $4.1 million and $3.1 million in Deferred income, respectively, as of December 31, 2011 and 2010.

Certain contractual arrangements for services provide for the delivery of multiple services. We evaluate revenue recognition for each service to be rendered under these arrangements using criteria set forth in the FASB’s Accounting Standards Codification (“ASC”) Subtopic 605-25, “Multiple-Element Arrangements.”

Gross and Net Accounting: We follow the guidance of ASC Subtopic 605-45, “Principal and Agent Considerations,” when accounting for reimbursements received from clients. In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Accordingly, we report a contract that provides for fixed fees, fully inclusive of all personnel and other recoverable expenses incurred but not separately scheduled, on a gross basis. When accounting on a gross basis, our reported revenues include the full billing to our client and our reported expenses includes all costs associated with the client.

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

•	Jones Lang LaSalle earns no margin in the reimbursement aspect of the arrangement, obtaining reimbursement only for actual costs incurred.

Certain of our management services which provide for fixed fees inclusive of personnel and other expenses incurred were accounted for on a net basis in 2010 and 2011. In 2011 and 2010, gross revenue and expenses for these management services would have added $54.1 million and $55.9 million, respectively. The majority of our service contracts are accounted for on a net basis. Such costs aggregated approximately $1.4 billion, $1.2 billion and $1.1 billion in 2011, 2010 and 2009, respectively. The presentation of expenses pursuant to these arrangements under either a gross or net basis has no impact on operating income, net income or cash flows.

Cash and Cash Equivalents
We consider all highly-liquid investments purchased with maturities of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments.

Accounts Receivable
Pursuant to contractual arrangements, accounts receivable includes unbilled amounts of $216.3 million and $183.0 million at December 31, 2011 and 2010, respectively.

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

The following table details the changes in the allowance for uncollectible receivables for each of the three years ended December 31, 2011, 2010 and 2009 ($ in thousands).

	2011	2010	2009

Allowance at beginning of the year	$20,352	36,994	23,847
Charged to income	10,273	7,081	28,173
Write-off of uncollectible receivables	(10,901)	(22,610)	(14,167)
Reserves acquired from King Sturge	760	-	-
Other	111	(1,113)	(859)
Allowance at end of the year	$20,595	20,352	36,994

Amounts in Other include the impact of exchange rate fluctuations for all three years.

Property and Equipment
Property and equipment are initially recorded at cost and depreciated over the relevant useful life. Certain direct costs relating to internal-use software development are capitalized when incurred during the application development phase.

We review property and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in 2011, 2010 and 2009.

We calculate depreciation and amortization on property and equipment for financial reporting purposes by using the straight-line method based on the estimated useful lives of our assets. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $62.6 million, $60.6 million and $60.9 million, respectively. The following table shows the gross value of major asset categories at December 31, 2011 and 2010 as well as the standard depreciable life for each of these asset categories ($ in millions):

CATEGORY	2011	2010	DEPRECIABLE LIFE
Furniture, fixtures and equipment	$105.9	92.4	5 to 10 years
Computer equipment and software	314.1	297.6	2 to 7 years
Leasehold improvements	143.7	131.3	1 to 10 years
Automobiles and other	14.1	10.8	4 to 5 years
Total	577.8	532.1

Total Accumulated Depreciation	(336.4)	(333.4)
Net Property and Equipment	$241.4	198.7

Business Combinations, Goodwill and Other Intangible Assets
We have historically grown, in part, through a series of acquisitions. Consistent with the services nature of the businesses we have acquired, two of the larger assets on our balance sheet are goodwill and intangibles resulting from these acquisitions. These intangible assets are primarily management contracts and customer backlog that we acquired as part of these acquisitions and amortize over their estimated useful lives.

We do not amortize goodwill; instead, we evaluate goodwill for impairment at least annually. In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We define our four reporting units as the three geographic regions of Real Estate Services (“RES”), Americas RES, EMEA RES and Asia Pacific RES, and Investment Management. We early adopted the provisions of ASU 2011-08 in the third quarter of 2011, with respect to the performance of our annual impairment test of goodwill and determined that no indicators of impairment exist primarily because (1) our market capitalization has consistently exceeded our book value by a significant margin, (2) our overall financial performance has been solid in the face of mixed economic environments, and (3) forecasts of operating income and cash flows generated by our reporting units appear sufficient to support the book values of net assets of the reporting units.

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred.  For example, we updated the annual evaluation in the fourth quarter of 2011, noting that our market capitalization exceeded our book value by a significant margin as of December 31, 2011 and that our forecasts of EBITDA and cash flows to be generated by each of our reporting units appeared sufficient to support the book values of the net assets of each of our reporting units. As a result, we did not change our conclusion that goodwill is not impaired. However, it is possible our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions deteriorate or remain difficult for an extended period of time. We will continue to monitor the relationship between the Company’s market capitalization and book value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the book values of the net assets of their respective businesses.

We evaluate our Identified intangibles for impairment annually or if other events or circumstances indicate that the carrying value may be impaired.

See Note 4 for additional information on goodwill and other intangible assets.

Investments in Real Estate Ventures
We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments take the form of ownership interests generally ranging from less than 1% to 10% of the respective ventures; we typically account for these investments under the equity method. Starting in 2011, we elected the fair value option for certain of our investments made in 2011.

Pursuant to ASC 825 this election is made on an investment by investment basis. We believe the fair value accounting method more accurately represents the value and performance of these investments. See “Principles of Consolidation” above in Note 2 for additional discussion of the accounting for our co-investments.

For real estate limited partnerships in which the Company is a general partner, the entities are generally well-capitalized and grant the limited partners substantive rights, such as the right to replace the general partner without cause, to dissolve or liquidate the partnership, to approve the sale or refinancing of the principal partnership assets, or to approve the acquisition of principal partnership assets. We generally account for such general partner interests under the equity method.

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

We review investments in real estate ventures accounted for under the equity method on a quarterly basis for indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments in real estate ventures and whether our investment in these co-investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments, in determining whether or not our investment is other than temporarily impaired.

For investments in real estate ventures for which the fair value option has been elected, we maintain an investment account which is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value at the balance sheet date. The adjustment to our investment balance is reflected as an unrealized gain or loss in our consolidated statement of operations within Equity in earnings (losses) from real estate ventures. The fair value of the investment at the balance sheet is determined using a discounted cash flow model with Level 3 inputs. For the year ended December 31, 2011, an unrealized gain of $0.4 million is included in Equity in earnings (losses).

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

We also have a “noncompensatory” Stock Purchase Plan (“ESPP”) for U.S. employees and a Jones Lang LaSalle Savings Related Share Option Plan (“Save As You Earn” or “SAYE”) for U.K. and Irish employees.  The fair value of options granted under the SAYE plan are determined on the grant date and amortized over the associated vesting period.

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

An increase or decrease in the deferred tax liability that results from a change in circumstances, and which causes a change in our judgment about expected future tax consequences of events, would be included in the tax provision when the changes in circumstances and our judgment occurs. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is established if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the ability to realize the related deferred tax asset, would be included in the tax provision when the changes in circumstances and our judgment occurs.

See Note 8 for additional information on income taxes.

Self-Insurance Programs
In our Americas business we have retained certain risks regarding health insurance and workers’ compensation rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future events. We supplement our traditional global insurance program by the use of a captive insurance company to provide professional indemnity and employment practices insurance on a “claims made” basis. The estimate of the ultimate cost of claims can be difficult, as professional indemnity claims can be complex and take a number of years to resolve.

•
Health Insurance—We self-insure our health benefits for all U.S.-based employees, although we purchase stop loss coverage on an annual basis to limit our exposure. We self-insure because we believe that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we estimate the required reserve for unpaid health costs we would need at year-end. Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The reserve balance for the 2011 program was $11.5 million at December 31, 2011, and the reserve balance for the 2010 program was $9.2 million at December 31, 2010.

•
Workers’ Compensation Insurance—We have chosen to self-insure for worker’s compensation insurance    because our workforce has historically experienced fewer injuries than is normal for our industry. We purchase stop loss coverage to limit our exposure to large, individual claims. On a periodic basis we accrue using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis using actual experience and current forecasts to adjust our workers’ compensation reserves. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income for the years ended December 31, 2011, 2010 and 2009 were $4.8 million, $5.0 million and $6.1 million, respectively. Our reserve for worker compensation insurance claims included in accrued compensation benefits was $17.5 million and $15.9 million at December 31, 2011 and 2010, respectively.

•
Captive Insurance Company—In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practices liability insurance coverage on a “claims made” basis. The level of risk retained by our captive is up to $2.5 million per claim (dependent upon location) and up to $12.5 million in the aggregate. The reserves for professional indemnity claims maintained by our captive insurance company, which relate to multiple years, were $0.7 million and $2.1 million, net of receivables from third party insurers, as of December 31, 2011 and 2010, respectively.

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

Fair Value of Financial Instruments
Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy):

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

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determined the fair value of these contracts based on widely accepted valuation techniques. The inputs for these valuation techniques are Level 2 inputs in the fair value hierarchy. At December 31, 2011, we had forward exchange contracts in effect recorded as a current asset of $4.2 million and a current liability of $5.6 million. At December 31, 2010, we had forward exchange contracts in effect recorded as a current asset of $15.7 million and a current liability of $2.4 million.

We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. The values of the assets and liabilities of this plan are determined based on the returns of certain mutual funds and other securities. The inputs for this valuation are primarily Level 2 inputs in the fair value hierarchy. This plan is recorded on our consolidated balance sheet at December 31, 2011 as Other long-term assets of $39.1 million, Other long-term liabilities of $46.7 million, and as a component of equity, Shares held in trust of ($7.8 million).

At December 31, 2011, we have no material recurring fair value measurements for financial assets and liabilities that are based on unobservable inputs (“Level 3 inputs”).

We review our investments in real estate ventures on a quarterly basis for indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments in real estate ventures and whether our investment in these co-investments is other than temporarily impaired. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. Our determination of fair value is based on a discounted cash flow approach using primarily Level 3 inputs.

Derivatives and Hedging Activities
As a firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage selected foreign currency risks. At December 31, 2011, we had forward exchange contracts in effect with a gross notional value of $1.7 billion ($758.2 million on a net basis) with a net fair value loss of $1.4 million. At December 31, 2010, we had forward exchange contracts in effect with a gross notional value of $1.3 billion ($542.5 million on a net basis) with a net fair value gain of $13.3 million. We currently do not use hedge accounting for these contracts, which are marked-to-market each period with changes in unrealized gains or losses recognized in earnings and offset by  foreign currency gains and losses on associated intercompany loans. We include the gains and losses on these forward foreign currency exchange contracts as a component of our overall net foreign currency gains and losses that are included in Operating, administrative and other expense.

We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk to be material at December 31, 2011.

Foreign Currency Translation
We prepare the financial statements of our subsidiaries located outside the United States using local currency as the functional currency. The assets and liabilities of these subsidiaries are translated to U.S. dollars at the rates of exchange at the balance sheet date with the resulting translation adjustments included in a separate component of equity (Other comprehensive income (loss)) and in the statement of operations (Other comprehensive income (loss)—foreign currency translation adjustments).

The $33.8 million of Accumulated other comprehensive loss on our consolidated balance sheet at December 31, 2011, consists of net foreign currency translation gains of $13.4 million and $47.2 million of unrecognized losses on pensions plan recorded net of tax.

Income and expenses are translated at the average monthly rates of exchange. We include gains and losses from foreign currency transactions in net earnings as a component of Operating, administrative and other expense. Net foreign currency losses were $1.6 million, $4.1 million and $3.5 million for the years ending December 31, 2011, 2010 and 2009, respectively.

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

Taxes Collected from Clients and Remitted to Governmental Authorities
We account for tax assessed by a governmental authority that is based on a revenue or transaction value (i.e., sales, use, and value added taxes) on a net basis, excluded from revenue, and recorded as current liability until paid.

Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits and taxes as well as commitments under contractual obligations. Many of these claims are covered under our current insurance programs, subject to deductibles. We recognize the liability associated with a loss contingency when a loss is probable and estimable. Our contractual obligations generally relate to the provision of services by us in the normal course of our business.

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

We calculate net income (loss) available to common shareholders by subtracting dividend-equivalents paid on outstanding but unvested shares of restricted stock units, net of tax, from net income (loss) attributable to the Company.

The following table details the calculations of basic and diluted earnings (loss) per common share ($ in thousands, except share data) for each of the three years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Net income (loss) attributable to the Company	$164,384	153,902	(3,595)
Dividends on unvested common stock, net of tax	387	378	514
Net income (loss) available to common shareholders	$163,997	153,524	(4,109)

Basic income (loss) per common share before dividends on unvested common stock	3.81	3.64	(0.09)
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.02)
Basic earnings (loss) per common share	$3.80	3.63	(0.11)

Basic weighted average shares outstanding	43,170,383	42,295,526	38,543,087
Dilutive impact of common stock equivalents:
Outstanding stock options	10,474	28,160	—
Unvested stock compensation programs	1,186,502	1,760,468	—
Diluted weighted average shares outstanding	44,367,359	44,084,154	38,543,087

Diluted income (loss) per common share before dividends on unvested common stock	$3.71	3.49	(0.09)
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.02)
Diluted earnings (loss) per common share	$3.70	3.48	(0.11)

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

Testing Goodwill for Impairment
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

Summarized financial information by business segment for 2011, 2010 and 2009 are as follows ($ in thousands):

	2011	2010	2009
Real Estate Services
Americas
Segment revenue:
Revenue	$1,522,607	1,261,178	1,032,784
Equity income (losses)	2,682	310	(1,141)
	1,525,289	1,261,488	1,031,643
Operating expenses:
Compensation, operating and administrative expenses	1,324,115	1,077,556	897,891
Depreciation and amortization	38,502	35,594	47,526
Operating income	$162,672	148,338	86,226

EMEA
Segment revenue:
Revenue	$974,014	728,838	646,505
Equity losses	(304)	(66)	(2,747)
	973,710	728,772	643,758
Operating expenses:
Compensation, operating and administrative expenses	916,412	690,427	632,387
Depreciation and amortization	29,378	18,778	21,041
Operating income (loss)	$27,920	19,567	(9,670)

Asia Pacific
Segment revenue:
Revenue	$816,301	678,452	541,233
Equity income (losses)	178	55	(2,371)
	816,479	678,507	538,862
Operating expenses:
Compensation, operating and administrative expenses	738,107	616,101	494,574
Depreciation and amortization	12,203	13,010	12,485
Operating income	$66,169	49,396	31,803

Investment Management
Segment revenue:
Revenue	$271,622	257,145	260,214
Equity income (losses)	3,829	(11,678)	(52,608)
	275,451	245,467	207,606
Operating expenses:
Compensation, operating and administrative expenses	215,745	202,912	208,722
Depreciation and amortization	2,750	4,191	2,283
Operating income (loss)	$56,956	38,364	(3,399)

Segment Reconciling Items:
Total segment revenue	$3,590,929	2,914,234	2,421,869
Reclassification of equity income (losses)	6,385	(11,379)	(58,867)
Total revenue	3,584,544	2,925,613	2,480,736

Total segment operating expenses before restructuring charges	3,277,212	2,658,569	2,316,909
Restructuring charges	56,127	6,386	47,423
Operating income	$251,205	260,658	116,404

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

	2011		2010
($ IN THOUSANDS)	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES
Real Estate Services:
Americas	$1,688,400	3,774	$1,627,750	3,946
EMEA	1,190,428	1,800	697,513	728
Asia Pacific	604,837	1,496	520,451	867
Investment Management	352,225	217,784	310,167	169,037
Corporate	96,746	-	193,980	—
Consolidated	$3,932,636	224,854	$3,349,861	174,578

The following table reconciles segment property and equipment expenditures to consolidated property and equipment expenditures.

($ IN THOUSANDS)	2011	2010	2009
Real Estate Services:
Americas	$33,437	15,795	24,507
EMEA	20,476	11,431	7,833
Asia Pacific	18,763	11,549	6,218
Investment Management	3,348	1,961	1,860
Corporate	16,144	7,730	5,072
Total Capital Expenditures	92,168	48,466	45,490

Less proceeds on dispositions	(630)	(857)	(1,241)
Net Capital Expenditures	$91,538	47,609	44,249

The following table sets forth the 2011 revenue and assets from our most significant currencies ($ in thousands).

	TOTAL REVENUE	TOTAL ASSETS
United States dollar	$1,563,659	2,144,416
Euro	480,164	465,561
British pound	453,115	659,432
Australian dollar	249,911	161,782
Japanese yen	125,779	34,489
Hong Kong dollar	93,198	93,714
Singapore dollar	92,088	38,117
Other currencies	526,630	335,125
	$3,584,544	3,932,636

We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies.

(4) BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

2011 Business Combinations Activity
In 2011, we paid $251.8 million in total for (1) nine new acquisitions, (2) contingent earn-out consideration for acquisitions completed in prior years, and (3) an increase in ownership in our Indian operation from 80% to 90%. We also paid $164.2 million to satisfy deferred business acquisition obligations, including $150.0 million related to the 2008 Staubach acquisition and $10.7 million related to the 2006 Spaulding and Slye acquisition.

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

In the second quarter of 2011, we completed two acquisitions in EMEA and we increased the ownership of our Indian operation from 80% to 90%. In April, we completed the acquisition of Bradford McCormack & Associates, one of South Africa’s leading corporate property service providers, increasing our capabilities across service lines in South Africa and neighboring countries.  Effective May 31, 2011, we completed the acquisition of United Kingdom-based international property consultancy King Sturge. The King Sturge acquisition greatly enhances the strength and depth of our service capabilities and adds approximately 1,400 employees in the United Kingdom and across Europe.

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

In the fourth quarter of 2011, we completed the acquisitions of Pacific Real Estate Partners (“PREP”) and DST International Property Services (“DST”). The PREP acquisition increases significantly our market presence in the U.S. Pacific Northwest, particularly in capital markets, agency leasing and tenant representation.  In Singapore we acquired DST an agency specializing in the sale of properties in London, with extensive experience in selling international properties in the U.S., Australia and U.K.

Terms for the acquisitions completed in 2011 included (1) cash paid at closing of approximately $239.7 million, (2) consideration subject only to the passage of time, which we recorded as deferred business acquisition obligations on our consolidated balance sheet at a current fair value of $149.5 million, and (3) additional consideration subject to earn-out provisions that will be paid only if certain financial performance conditions are achieved, which we recorded in other short-term and long-term liabilities at their current estimated fair value of $6.6 million.

The following table shows total consideration for acquisitions completed in 2011 and the allocation of this consideration ($ in thousands):

Cash paid for 2011 acquisitions	$239,657
Cash paid for earn-outs on acquisitions completed in prior years	12,130
Deferred acquisition obligations	149,521
Earn-out liabilities	6,598
Total acquisition consideration	$407,906

Goodwill	327,651
Identifiable intangibles	46,121
Reduction in minority shareholder redemption liability	17,058
Net other assets acquired	17,076
$407,906

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

The King Sturge acquisition resulted in $265.0 million of goodwill and $32.2 million of identifiable intangible assets, primarily the King Sturge trade name, customer relationships and acquired backlog that we anticipate that we will amortize over periods ranging from seven months to ten years, with a weighted average life of six years. We anticipate that we will finalize our valuation of assets acquired and liabilities assumed by the end of the first quarter of 2012.

2010 Business Combinations Activity
In 2010, we paid $24.3 million for acquisition related activity including (1) $9.0 million to purchase a portion of the minority interest in our Indian operations, (2) $10.9 million for contingent earn-out payments for acquisitions completed in prior years recorded as an increase to goodwill, and (3) $4.4 million for a new acquisition and various other acquisition-related activities. We also paid $105.8 million to satisfy deferred business acquisition obligations, including $77.9 million related to the 2008 Staubach acquisition and $14.0 million related to the 2006 Spaulding and Slye acquisition.

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

Earn-out Payments
At December 31, 2011, we had the potential to make earn-out payments on 14 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $156.6 million at December 31, 2011. We anticipate that the majority of these amounts will come due at various times over the next three years assuming the achievement of the applicable performance conditions.

Approximately $144.3 million of these potential earn-out payments are the result of acquisitions completed prior to the adoption of the fair value requirements for contingent consideration under ASC 805, “Business Combinations,” and thus will be recorded as additional purchase consideration if and when paid. Changes in the estimated fair value of the remaining $12.3 million of potential earn-out payments will result in increases or decreases in Operating, administration and other expenses in our results of operations.

Goodwill and Other Intangible Assets
We have $1.8 billion of unamortized intangibles and goodwill as of December 31, 2011. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on intangible and goodwill balances. Of the $1.8 billion of unamortized intangibles and goodwill, we will amortize the $44.0 million of identifiable intangibles over their remaining finite useful lives, and the remaining balance represents goodwill with indefinite useful lives, which we do not amortize.

The following table sets forth, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	REAL ESTATE SERVICES
			ASIA	INVESTMENT
	AMERICAS	EMEA	PACIFIC	MANAGEMENT	CONSOLIDATED
Balance as of January 1, 2010	$893,884	344,638	184,885	18,544	1,441,951

Additions	2,100	12,932	411	—	15,443
Impact of exchange rate movements	1,315	(21,471)	7,846	(376)	(12,686)
Balance as of December 31, 2010	$897,299	336,099	193,142	18,168	1,444,708

Additions	25,368	276,750	24,872	661	327,651
Impact of exchange rate movements	(366)	(20,215)	(580)	9	(21,152)
Balance as of December 31, 2011	$922,301	592,634	217,434	18,838	1,751,207

We anticipate being able to amortize and deduct for tax purposes $306.6 million and $2.1 million of the additions to goodwill in 2011 and 2010, respectively.

The following table sets forth, by reporting segment, the movements in the gross carrying amount and accumulated amortization of our intangibles with finite useful lives ($ in thousands):

	REAL ESTATE SERVICES
	AMERICAS	EMEA	ASIA PACIFIC	INVESTMENT MANAGEMENT	CONSOLIDATED
Gross Carrying Amount
Balance as of January 1, 2010	$80,269	16,309	11,510	125	108,213

Additions	3,300	-	-	-	3,300
Impact of exchange rate movements	(91)	(969)	229	17	(814)
Balance as of December 31, 2010	$83,478	15,340	11,739	142	110,699

Additions	3,612	32,373	707	9,429	46,121
Impact of exchange rate movements	(13)	(3,606)	(27)	(783)	(4,429)
Balance as of December 31, 2011	$87,077	44,107	12,419	8,788	152,391

Accumulated Amortization
Balance as of January 1, 2010	$(50,501)	(14,488)	(6,308)	(125)	(71,422)

Amortization expense	(6,687)	(1,370)	(2,895)	-	(10,952)
Impact of exchange rate movements	(12)	910	(181)	(17)	700
Balance as of December 31, 2010	$(57,200)	(14,948)	(9,384)	(142)	(81,674)

Amortization expense	(7,498)	(11,870)	(1,537)	-	(20,905)
Impact of exchange rate movements	36	2,714	34	(6)	2,778
Balance as of December 31, 2011	$(64,662)	(24,104)	(10,887)	(148)	(99,801)

Net book value December 31, 2011	$22,415	20,003	1,532	8,640	52,590

We amortize our intangible assets with finite lives on a straight-line basis over their useful lives. The remaining weighted average amortization period of these intangible assets is 3.1 years and the remaining estimated future amortization expense for our intangibles with finite useful lives is as follows at December 31, 2011 ($ in millions):

2012	$12.5
2013	7.5
2014	6.7
2015	5.7
2016	2.4
Thereafter	9.2
Total	$44.0

(5) INVESTMENTS IN REAL ESTATE VENTURES
As of December 31, 2011, we had total investments in real estate ventures of $224.9 million that we account for primarily under the equity method of accounting. Starting in 2011, we have elected the fair value option for certain of our investments made in 2011. Our investments are primarily investments in approximately 40 separate property or fund co-investments for which we also have an advisory agreement. Our ownership percentages in these co-investments range from less than 1% to approximately 10%.

We utilize two investment vehicles to facilitate the majority of our co-investment activity. LaSalle Investment Company I (“LIC I”) is a series of four parallel limited partnerships which serve as our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At December 31, 2011, our maximum potential unfunded commitment to LIC I is euro 7.5 million ($9.6 million). LaSalle Investment Company II (“LIC II”), formed in January 2006, is comprised of two parallel limited partnerships which serve as our investment vehicle for most new co-investments. At December 31, 2011, LIC II has unfunded capital commitments to the underlying funds for future funding of co-investments of $193.2 million, of which our 48.78% share is $94.2 million. The $94.2 million commitment is part of our maximum potential unfunded total commitment to LIC II at December 31, 2011 of $266.7 million.

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

As of December 31, 2011, LIC II maintains a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clauses becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $29.3 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $266.7 million. As of December 31, 2011, LIC II had $29.2 million of outstanding borrowings on the facility.

The following table summarizes the discussion above relative to LIC I and LIC II at December 31, 2011 ($ in millions):

	LIC I	LIC II
Our effective ownership interest in co-investment vehicle	47.85%	48.78%
Our maximum potential unfunded commitments	$9.6	$266.7
Our share of unfunded capital commitments to underlying funds	9.2	94.2
Our maximum exposure assuming facilities are fully drawn	N/A	29.3
Our share of exposure on outstanding borrowings	N/A	14.2

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $7.6 million as of December 31, 2011.

As of December 31, 2011, $22.3 million of our $224.9 million of investments in real estate ventures were in entities classified as variable interest entities (“VIEs”) that we analyzed for potential consolidation under ASU 2009-17. We evaluated each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity’s economic performance. We determined that the key activities for each of these VIEs include purchasing, leasing, approving annual operating budgets, directing day-to-day operating activities, and selling of real estate properties. In each case, we determined that we either (a) did not have the power to direct the key activities or (b) shared power with investors, lenders, or other actively-involved third parties in directing such activities. Additionally, our exposure to loss in these VIEs is limited to the amount of our investment in the entities. Therefore, we concluded that we would not be deemed to (i) have a controlling financial interest in or (ii) be the primary beneficiary of these VIEs. Accordingly, we do not consolidate these VIEs in our consolidated financial statements.

The following table summarizes the combined financial information for the unconsolidated ventures (including those held via LIC I and LIC II) accounted for under the equity method of accounting ($ in millions):

	2011	2010	2009
Balance Sheet:
Investments in real estate, net of depreciation	$15,611.7	15,333.9	18,471.0
Total assets	18,672.6	17,800.2	20,969.0
Mortgage indebtedness	10,106.5	10,366.0	11,936.6
Other borrowings	242.7	525.5	504.1
Total liabilities	11,698.5	12,192.1	14,079.6
Total equity	$6,974.1	5,608.1	6,889.4
Statements of Operations:
Revenue	$1,693.7	1,691.0	1,644.8
Net income (loss)	73.5	(361.8)	(2,888.7)

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

For investments in real estate ventures for which the fair value option has been elected, we maintain an investment account which is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value at the balance sheet date. The adjustment to our investment balance is reflected as an unrealized gain or loss in our consolidated statement of operations within Equity in earnings (losses) from real estate ventures. For the year ended December 31, 2011, an unrealized gain of $0.4 million is included in Equity in earnings (losses).

Equity earnings (losses) included impairment charges of $5.6 million, $13.6 million, and $51.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, representing our equity share of the impairment charges against individual assets held by our real estate ventures. Over time, declines in real estate markets have adversely impacted our rental income assumptions and forecasted exit capitalization rates, resulting in our determination that certain real estate investments had become impaired. It is reasonably possible that if real estate values decline we may incur impairment charges on our investments in real estate ventures in future periods.

(6) STOCK COMPENSATION PLANS
The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan (“SAIP”) provides for the granting of various stock awards to eligible employees of Jones Lang LaSalle. Such awards include restricted stock units and options to purchase a specified number of shares of common stock, although we have not granted stock options since 2003. There were approximately 1.9 million shares available for grant under the SAIP at December 31, 2011.

Share-based compensation expense is included within Compensation and benefits expense in our Consolidated Statements of Operations. Share-based compensation expense for the years ended December 31, 2011, 2010 and 2009 consisted of the following ($ in thousands):

	2011	2010	2009
Restricted stock unit awards	$33,915	41,166	45,870
UK SAYE	726	768	745
	$34,641	41,934	46,615

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

Restricted Stock Unit Awards
Restricted stock activity in 2011 was as follows:

	SHARES (THOUSANDS)	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	WEIGHTED AVERAGE REMAINING VESTING PERIOD	AGGREGATE INTRINSIC VALUE ($ IN MILLIONS)
Unvested at January 1, 2011	2,086.0	$50.48
Granted	425.0	88.25
Vested	(1,102.3)	45.10
Forfeited	(42.8)	58.38
Unvested at December 31, 2011	1,365.9	$66.33	1.88 years	$ 71.9
Unvested shares expected to vest	1,327.1	$66.21	1.88 years	$ 69.9

We determine the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of December 31, 2011, there was $30.8 million of remaining unamortized deferred compensation related to unvested restricted stock units. The remaining cost of unvested restricted stock units granted through December 31, 2011 will be recognized over varying periods through 2016.

Shares vested during the years ended December 31, 2011, 2010 and 2009 had grant date fair values of $49.7 million, $53.9 million and $54.0 million, respectively.

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

As of December 31, 2011, we have approximately 10,000 options outstanding with a weighted average price of $18.73, all of which vested prior to 2009.

Options exercised during the years ended December 31, 2011, 2010 and 2009 totaled approximately 17,000, 23,700 and 36,100, having an intrinsic value of $1.3 million, $1.6 million and $1.4 million, respectively. As a result of these exercises, we received cash of $0.3 million, $0.4 million and $0.9 million, respectively.

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

U.K. SAYE—The Jones Lang LaSalle Savings Related Share Option (U.K.) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our U.K. and Irish operations.  Under the SAYE plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. The options to purchase stock with such savings vest over a period of three or five years. There were approximately 781,000 shares available for grant under the SAYE plan at December 31, 2011.

Options granted to our U.K.-based employees for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Options granted	17,000	31,000	326,000
Exercise price	$83.72	52.21	19.47

The fair values of options granted under the SAYE plan are amortized over their respective vesting periods. At December 31, 2011 there were 310,349 options outstanding under the SAYE plan.

(7) RETIREMENT PLANS

Defined Contribution Plans
We have a qualified profit sharing plan that incorporates United States Internal Revenue Code Section 401(k) for our eligible U.S. employees. We make employer match contributions under this qualified profit sharing plan that are included in the accompanying consolidated statements of operations. For the years ended December 31, 2011, 2010 and 2009 our employer contributions were $12.3 million, $11.4 million and $10.4 million, respectively. Related trust assets of the Plan are managed by trustees and are excluded from the accompanying consolidated financial statements.

We maintain several defined contribution retirement plans for our eligible non-U.S. employees. Our contributions to these plans were approximately $15.0 million, $14.0 million and $15.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Defined Benefit Plans
We maintain five contributory defined benefit pension plans in the United Kingdom (U.K.), Ireland and the Netherlands to provide retirement benefits to eligible employees. With the second quarter 2011 acquisition of King Sturge we acquired another defined benefit plan in the United Kingdom. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31st measurement date for our plans.

Net periodic pension cost for the years ended December 31, 2011, 2010 and 2009 consisted of the following ($ in thousands):

	2011	2010	2009
Employer service cost—benefits earned during the year	$3,853	2,653	2,747
Interest cost on projected benefit obligation	13,590	10,196	9,078
Expected return on plan assets	(16,826)	(11,738)	(9,841)
Net amortization/deferrals	1,450	1,409	211
Recognized actuarial loss	584	153	60
Net periodic pension cost	$2,651	2,673	2,255

The following tables provide reconciliations of projected benefit obligations and plan assets (the net of which is our funded status), as well as the funded status and accumulated benefit obligations, of our defined benefit pension plans as of December 31, 2011 and 2010 ($ in thousands):

Change in benefit obligation:	2011	2010
Projected benefit obligation at beginning of year	$199,604	188,327
Service cost	3,853	2,653
Interest cost	13,590	10,196
Plan participants’ contributions	828	588
Benefits paid	(5,294)	(4,412)
Actuarial loss	5,214	11,287
King Sturge Acquisition	83,439	-
Changes in currency translation rates	(5,946)	(7,697)
Other	(1,043)	(1,338)
Projected benefit obligation at end of year	$294,245	199,604

Change in plan assets:	2011	2010
Fair value of plan assets at beginning of year	$195,583	181,449
Actual return on plan assets	(653)	19,819
Plan contributions	20,619	7,581
Benefits paid	(5,294)	(4,412)
King Sturge Acquisition	73,339	-
Changes in currency translation rates	(5,242)	(7,516)
Other	(1,340)	(1,338)
Fair value of plan assets at end of year	277,012	195,583

Funded status and net amount recognized	(17,233)	(4,021)

Accumulated benefit obligation at end of year	$290,344	197,584

The accumulated benefit obligation was calculated based on the actuarial present value of the vested benefits to which employees are entitled if they terminate their employment immediately.

Defined benefit pension plan amounts recognized in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010 include the following ($ in thousands):

	2011	2010
Pension liabilities	$(17,233)	(5,031)
Other noncurrent assets	-	1,010
Accumulated other comprehensive loss	58,710	38,818
Net amount recognized	$41,477	34,797

Amounts in accumulated other comprehensive income yet to be recognized as components of net periodic pension cost are comprised of $57.5 million of actuarial losses and $1.2 million of prior service cost as of December 31, 2011. We anticipate that $2.2 million of this accumulated other comprehensive loss will be recognized as net periodic pension cost in 2012.

The ranges of assumptions we used in developing the projected benefit obligation as of December 31 and in determining net periodic benefit cost for the years ended December 31 were as follows:

	2011	2010	2009
Discount rate used in determining present values	4.70% to 5.70%	5.35% to 6.00%	5.70% to 6.20%

Annual increase in future compensation levels	2.00% to 3.40%	2.00% to 4.85%	2.00% to 5.00%

Expected long-term rate of return on assets	5.40% to 7.00%	3.30% to 7.00%	3.30% to 6.98%

The discount rate assumptions used for these pension plans were based on the yield of investment grade bonds with durations consistent with the liabilities of these plans.

Plan assets consist of diversified portfolios principally comprised of equity and debt securities. The investments and investment policies of these defined benefit plans are controlled by trusts. The investment objective of these trusts is to invest plan assets in such a manner that members’ benefit entitlements can be paid when they come due. Plan assets are invested with a long-term focus to achieve a return on investment that is based on levels of liquidity and investment risk that the trustees, in consultation with the Company’s management, believe are prudent and reasonable. These trusts set investment target allocations, but generally are not prohibited by the Company from investing in certain types of assets. The pension plan assets held no derivative instruments at December 31, 2011.

The fair value of plan assets of the U.K. and Irish plans was determined using quoted market prices, Level 1 inputs, and significantly observable inputs, Level 2 inputs. The fair value of plan assets at December 31, 2011 determined using Level 1 inputs was $222.1 million and Level 2 inputs was $38.3 million. The expected long-term rate of return on these assets is based on historical trends for similar asset classes, as well as current economic conditions.

The Company’s defined benefit plan in the Netherlands has its assets invested with a third party insurance company that guarantees the payments of benefits earned under this plan. The fair values of the plan assets for this plan were $16.6 million and $15.1 million at December 31, 2011 and 2010, respectively. The valuation of these assets was determined by the third party insurance company and is a Level 3 valuation.

The allocation of pension plan assets at December 31, 2011 and 2010 is as follows:

	2011	2010
Equity securities
U.K. equities	16%	24%
Non-U.K. equities	30%	24%
Debt securities
Corporate bonds	39%	42%
Government and other	5%	1%
Cash & Other	10%	9%
	100%	100%

The actual asset allocation at December 31, 2011 approximates the plan’s target asset allocation percentages.

Future contributions and payments — We expect to contribute $11.1 million to our defined benefit pension plans in 2012. Additionally, the following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in millions):

PENSION BENEFIT PAYMENTS
2012	$5.8
2013	6.1
2014	6.4
2015	6.7
2016	6.7
2017 to 2022	$38.0

(8) INCOME TAXES
For the years ended December 31, 2011, 2010 and 2009, our provision for income taxes consisted of the following ($ in thousands):

	2011	2010	2009
U.S. Federal:
Current	$2,702	3,255	2,431
Deferred	22,598	(1,143)	(33,209)
	25,300	2,112	(30,778)

State and Local:
Current	643	775	579
Deferred	5,380	(272)	(7,906)
	6,023	503	(7,327)

International:
Current	64,554	59,114	31,273
Deferred	(39,490)	(12,691)	12,509
	25,064	46,423	43,782

Total	$56,387	49,038	5,677

In 2011, 2010 and 2009 our current tax expense was reduced by $22.7 million, $35.8 million, and $5.0 million, respectively, due to the utilization of prior years’ net operating loss carryovers.

Income tax expense for 2011, 2010, and 2009 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes as a result of the following ($ in thousands):

	2011		2010		2009
Computed “expected” tax expense	$77,699	35.0%	$71,217	35.0%	$882	35.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	4,089	1.8%	1,659	0.8%	(949)	(37.7%)
Amortization of goodwill and other intangibles	(1,131)	(0.5%)	(1,183)	(0.6%)	(1,247)	(49.5%)
Nondeductible expenses	680	0.3%	898	0.4%	720	28.6%
International earnings taxed at varying rates	(29,174)	(13.1%)	(32,779)	(16.1%)	(22,056)	(872.8%)
Valuation allowances	3,152	1.4%	5,722	2.8%	19,341	767.8%
Return to provision adjustment	(2,946)	(1.3%)	(75)	0.0%	5,352	212.5%
Other, net	4,018	1.8%	3,579	1.8%	3,634	141.5%
	$56,387	25.4%	$49,038	24.1%	$5,677	225.4%

For the years ended December 31, 2011, 2010, and 2009 our income (loss) before taxes from domestic (U.S.) and international sources is as follows ($ in thousands):

	2011	2010	2009
Domestic	$97,469	36,836	(103,789)
International	124,530	166,641	106,308
Total	$221,999	203,477	2,519

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below ($ in thousands):

	2011	2010	2009
Deferred tax assets attributable to:
Accrued expenses	$84,575	116,928	115,363
U.S. federal and state loss carryforwards	84,716	59,093	68,941
Allowances for uncollectible accounts	6,225	4,206	6,875
International loss carryforwards	125,121	61,144	55,737
Property and equipment	—	6,723	11,050
Investments in real estate ventures	32,588	43,384	46,605
Pension liabilities	19,399	16,946	10,400
Other	330	7,567	1,583
	$352,954	315,991	316,554

Less valuation allowances	(38,797)	(35,641)	(40,048)
	$314,157	280,350	276,506
Deferred tax liabilities attributable to:
Property and equipment	$9,873	—	—
Intangible assets	74,836	65,974	52,398
Income deferred for tax purposes	2,980	2,008	2,073
Other	—	—	4,210
	$87,689	67,982	58,681

We have not provided a deferred U.S. tax liability on the unremitted earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. If repatriation of all such earnings were to occur, and if we were unable to utilize foreign tax credits due to the limitations of U.S. tax law, we estimate our maximum resulting U.S. tax liability would be $131 million, net of the benefits of utilization of U.S. federal and state carryovers.

As of December 31, 2011, the Company had an available U.S. net operating loss carryback and carryforward of $165.2 million which will begin to expire in 2029; U.S. state net operating loss carryforwards of $19.2 million, which expire at various dates through 2026; and international net operating loss carryforwards of $453.9 million, which begin to expire in 2012. The change in deferred tax balances for net operating loss carryovers from 2010 to 2011 includes increases from return-to-provision adjustments and decreases from 2011 estimated utilization.

As of December 31, 2011, we believe it is more likely than not that the net deferred tax asset of $226.5 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryforwards, for which we have concluded that recognition is not yet appropriate under ASC Topic 740, “Income Taxes.” In 2011, we reduced valuation allowances by $6.1 million on some jurisdictions’ net operating losses due to the utilization or expiration of those losses, and we increased valuation allowances by $9.3 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses in addition to those provided in prior years.

As of December 31, 2011, our net current liability for income tax was $82.6 million.

The Company or one of its subsidiaries files income tax returns in the United States including 45 states and 19 cities and the District of Columbia and Puerto Rico, the United Kingdom including England and Scotland, Australia, Germany, The Peoples’ Republic of China including Hong Kong and Macau, France, Japan, Singapore, India, The Netherlands, and Spain as well as 59 other countries. Generally, the Company’s open tax years include those from 2007 to the present, although reviews of taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.

Tax examinations or other reviews were completed during 2011 in France; Germany; Russia; Hong Kong; Philippines; Hungary; Guangzhou; Ireland; and the United States.  As of December 31, 2011, the Company is under examination in Ukraine; India; Indonesia; Singapore; Thailand; the United Kingdom; Korea; Hong Kong; the Philippines; Germany; the United States; and the State of Illinois.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2011 is as follows ($ in millions):

Balance at January 1, 2011	$93.4
Additions based on tax positions related to the current year	9.6
Decrease for tax positions of prior years	(1.5)
Reductions for use of reserves	(3.4)
Settlements	(4.0)
Lapse of statue of limitations	(0.7)
Balance at December 31, 2011	$93.4

The Company believes it is reasonably possible that $62.1 million of gross unrecognized tax benefits will be settled within twelve months after December 31, 2011. This may occur due to the conclusion of an examination by tax authorities. The Company further expects that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of audits, and the passing of statutes of limitations. We do not expect this change to have a significant impact on the results of operations or the financial position of the Company. We do not believe that we have material tax positions for which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued and penalties, if any, related to income taxes as a component of income tax expense. During the years ended December 31, 2011, 2010, and 2009, the company recognized approximately $1.9 million, $2.0 million, and $3.5 million, respectively, in interest and no penalties. The Company had approximately $10.2 million and $8.3 million for the payment of interest accrued at December 31, 2011 and 2010, respectively.

(9) DEBT
In June 2011, we amended our credit facility (the “Facility”) to, among other things: (1) reset pricing, (2) terminate the $195 million term loan portion of the Facility, (3) increase the $900 million revolving loan to $1.1 billion, (4) extend the maturity to June 2016 and (5) permit the add-back of certain integration and retention costs associated with King Sturge and other acquisitions to the adjusted EBITDA and EBIT that are used in certain credit facility calculations. Currently, there are 18 banks participating in the Facility and the Facility remains unsecured. As of December 31, 2011, we had $463.0 million outstanding on the Facility. The average outstanding borrowings under the Facility were $467.2 million during the twelve months ended December 31, 2011.

In addition to our Facility, we have the capacity to borrow up to an additional $47.0 million under local overdraft facilities. At December 31, 2011 we had short-term borrowings (including capital lease obligations and local overdraft facilities) of $65.1 million outstanding, of which $38.7 million was attributable to local overdraft facilities.

Pricing on the Facility ranges from LIBOR plus 112.5 basis points to LIBOR plus 225.0 basis points. As of December 31, 2011, pricing on the Facility was LIBOR plus 162.5 basis points. The effective interest rate on our debt was 1.8% in 2011, compared with 3.7% in 2010.

Under the Facility, we must maintain a leverage ratio not exceeding 3.50 to 1 through September 2013 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 3.00 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facility) are, among other things, (1) an add-back for stock compensation expense, (2) the addition of the EBITDA of acquired companies earned prior to acquisition, as well as (3) add-backs for certain impairment and non-recurring charges. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of cash acquisitions and co-investment. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facility. We remain in compliance with all covenants as of December 31, 2011.

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

Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years ending December 31 and thereafter are as follows ($ in thousands):

OPERATING LEASES
2012	$116,377
2013	102,762
2014	89,191
2015	80,106
2016	69,310
Thereafter	135,245
Minimum lease payments	$592,991

As of December 31, 2011, we have accrued liabilities related to excess lease space of $12.3 million, including $7.9 million related to excess lease space as a result of combining King Sturge’s offices with our offices. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2011 was $29.7 million.

Total rent expense including office space and other rentals was $124.4 million, $110.5 million and $109.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(11) TRANSACTIONS WITH AFFILIATES
As part of our co-investment strategy we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements are revenue of $132.3 million, $163.2 million and $166.8 million for 2011, 2010 and 2009, respectively, as well as receivables of $11.2 million, $14.2 million and $15.9 million at December 31, 2011, 2010 and 2009, respectively, related to transactions with affiliates that are primarily a result of transactions with the real estate ventures in which we have equity interests.

The outstanding balance of loans to employees at December 31, 2011 and 2010 are shown in the following table ($ in millions). (1)

	2011	2010
Loans related to co-investments (2)	$4.0	$3.1
Travel, relocation and other miscellaneous advances	55.6	44.7
	$59.6	$47.8

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

When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost when probable and estimable. The accrual for professional indemnity insurance claims facilitated through our captive insurance company, which relate to multiple years, were $0.7 million and $2.1 million, net of receivables, as of December 31, 2011 and 2010, respectively.

(13) RESTRUCTURING
In 2011, we recognized $56.1 million of restructuring and acquisition integration costs. These costs were mainly associated with the King Sturge acquisition and consisted of (1) employee retention bonuses of $15.7 million, (2) lease termination charges of $9.1 million and (3) other transaction costs of $17.9 million. Additionally, $13.4 million of employee termination costs unrelated to King Sturge were recognized in 2011.

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

The following table shows the restructuring charges and the related payment activity for the years ending December 31, 2011, 2010 and 2009 ($ in thousands).

	SEVERANCE	RETENTION BONUSES	LEASE TERMINATION	ACQUISITION AND OTHER COSTS
December 31, 2008	$9,430	-	470	-
Accruals	38,635	-	1,857	6,913
Payments made	(36,590)	-	(482)	(6,913)
December 31, 2009	11,475	-	1,845	-
Accruals	5,005	-	(249)	1,630
Payments made	(12,213)	-	(1,050)	(1,630)
December 31, 2010	4,267	-	546	-
Accruals	13,415	15,727	9,058	17,927
Payments made	(5,970)	(8,172)	(1,692)	(13,149)
December 31, 2011	$11,712	7,555	7,912	4,778

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

The following table reflects the estimates of compensation to be deferred to future years under the stock ownership program for each year-to-date period in 2011 and 2010 ($ in millions):

	2011	2010
Three months ended March 31,	$1.5	1.9
Six months ended June 30,	4.4	4.6
Nine months ended September 30,	6.4	6.5
Twelve months ended December 31,	12.4	9.8

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

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION—2011
(UNAUDITED)

($ IN THOUSANDS, EXCEPT					YEAR
SHARE DATA)	MARCH 31	JUNE 30	SEPT. 30	DEC. 31	2011
Revenue:
Real Estate Services:
Americas	$288,098	348,387	379,307	509,497	$1,525,289
EMEA	168,132	217,981	247,302	340,295	973,710
Asia Pacific	165,450	214,472	200,592	235,965	816,479
Investment Management	64,213	68,593	76,523	66,122	275,451

Less:
Equity in earnings (losses) from real estate ventures	(1,971)	4,138	514	3,704	6,385
Total revenue	687,864	845,295	903,210	1,148,175	3,584,544

Operating expenses:
Real Estate Services:
Americas	279,465	315,911	342,156	425,085	1,362,617
EMEA	181,219	211,563	246,679	306,329	945,790
Asia Pacific	159,944	192,878	186,691	210,797	750,310
Investment Management	55,170	53,264	57,299	52,762	218,495

Plus:
Restructuring charges	-	6,112	16,031	33,984	56,127
Total operating expenses	675,798	779,728	848,856	1,028,957	3,333,339

Operating income	12,066	65,567	54,354	119,218	251,205

Net earnings available to common shareholders	$1,490	43,860	33,880	84,767	$163,997

Basic earnings per common share	$0.03	1.02	0.78	1.95	$3.80

Diluted earnings per common share	$0.03	0.99	0.76	1.91	$3.70

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION—2010
(UNAUDITED)

($ IN THOUSANDS, EXCEPT					YEAR
SHARE DATA)	MARCH 31	JUNE 30	SEPT. 30	DEC. 31	2010
Revenue:
Real Estate Services:
Americas	$228,404	295,521	309,103	428,461	$1,261,489
EMEA	151,387	170,747	169,263	237,376	728,773
Asia Pacific	135,645	154,704	164,968	223,190	678,507
Investment Management	59,099	56,551	63,031	66,784	245,465

Less:
Equity in losses from real estate ventures	(6,127)	(2,796)	(2,014)	(442)	(11,379)
Total revenue	580,662	680,319	708,379	956,253	2,925,613

Operating expenses:
Real Estate Services:
Americas	219,306	263,078	271,837	358,930	1,113,150
EMEA	160,978	164,862	166,080	217,284	709,204
Asia Pacific	130,338	143,588	157,597	197,590	629,113
Investment Management	50,925	47,454	50,630	58,093	207,102

Plus:
Restructuring charges	1,120	3,996	385	885	6,386
Total operating expenses	562,667	622,978	646,529	832,782	2,664,955

Operating income	17,995	57,341	61,850	123,471	260,658

Net earnings available to common shareholders	$246	31,757	37,125	84,396	$153,524

Basic earnings per common share	$0.01	0.76	0.87	1.98	$3.63

Diluted earnings per common share	$0.01	0.72	0.84	1.91	$3.48

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

Based on management’s evaluation as of December 31, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes to the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item is incorporated by reference to the material in Jones Lang LaSalle’s Proxy Statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and in Item 1 of this Annual Report on Form 10-K.

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

The following table provides information as of December 31, 2011 with respect to Jones Lang LaSalle’s common shares issuable under our equity compensation plans (in thousands, except exercise price):

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP (1)	1,337	$65.98	1,867
ESPP (2)	n/a	n/a	113
Subtotal	1,337		1,980
Equity compensation plans not approved by security holders
SAYE (3)	288	$27.36	781
Subtotal	288		781
Total	1,625		2,761

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

(3)
In November 2001, we adopted the Jones Lang LaSalle Savings Related Share Option (U.K.) Plan (“Save As You Earn” or “SAYE”) for eligible employees of our U.K. based operations. In November 2006, the SAYE plan was extended to employees in our Ireland operations. Under this plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 15% discount on the purchase price. Options granted under the SAYE plan vest over a period of three to five years. The original SAYE plan was not approved by shareholders since such approval was not required under applicable rules at the time of the adoption of this plan.  In 2006, our shareholders approved an amendment to the SAYE plan that increased the number of shares reserved for issuance by 500,000.

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

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2012.

JONES LANG LASALLE INCORPORATED

By:	/s/ Lauralee E. Martin
Lauralee E. Martin
Executive Vice President and
Chief Operating and Financial Officer
(Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 2012.

Signature	Title

/s/ Sheila A. Penrose	Chairman of the Board of Directors and Director
Sheila A. Penrose

/s/ Colin Dyer	President and Chief Executive Officer and Director
Colin Dyer	(Principal Executive Officer)

/s/ Lauralee E. Martin	Executive Vice President and Chief Operating and Financial
Lauralee E. Martin	Officer and Director (Principal Financial Officer)

/s/ Hugo Bagué	Director
Hugo Bagué

/s/ Darryl Hartley-Leonard	Director
Darryl Hartley-Leonard

/s/ DeAnne Julius	Director
DeAnne Julius

/s/ Ming Lu	Director
Ming Lu

s/ Martin H. Nesbitt	Director
Martin H. Nesbitt

/s/ David B. Rickard	Director
David B. Rickard

/s/ Roger T. Staubach	Director
Roger T. Staubach

/s/ Thomas C. Theobald	Director
Thomas C. Theobald

/s/ Mark K. Engel	Executive Vice President and Global Controller
Mark K. Engel	(Principal Accounting Officer)

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Jones Lang LaSalle Incorporated (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-48074-01))

3.2
Articles of Amendment to the Articles of Incorporation of Jones Lang LaSalle Incorporated (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.3*	Articles of Amendment to the Articles of Incorporation of Jones Lang LaSalle Incorporated dated November 1, 2011

3.4*	Amended and Restated Bylaws of the Registrant dated as of February 15, 2012

4.1
Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.1	Multicurrency Credit Agreement dated as of September 28, 2010 (Incorporated by reference to Exhibit 99.1 to the Report on Form 8-K dated September 28, 2010)

10.2	First Amendment to Multicurrency Credit Agreement dated as of June 24, 2011 (Incorporated by reference to Exhibit 99.1 to the Report on Form 8-K dated June 27, 2011)

10.3
Agreement and Plan of Merger by and among Jones Lang LaSalle Incorporated, Jones Lang LaSalle Tenant Representation, Inc. and Staubach Holdings, Inc. dated June 16, 2008 (Incorporated by reference to Exhibit 2.1 to the Report on Form 8-K dated June 16, 2008)

10.4
Amended and Restated Stock Award and Incentive Plan dated as of May 29, 2008, as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 29, 2008 and as filed on April 14, 2008 as part of the Proxy Statement for the 2008 Annual Meeting of Shareholders on Schedule 14A and Incorporated herein by reference.

10.5
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) used for the Non Executive Directors’ 2004, 2005, 2006, 2007, 2008, 2009, 2010 and 2011 Annual Grants (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.6
Jones Lang LaSalle Incorporated Stock Ownership Program Shares Agreement (Under the Amended and Restated Stock Award and Incentive Plan) (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.7
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) used for Employees’ 2004, 2005, 2006, 2007, 2008, 2009, 2010 and 2011 Annual Grants (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.8	Form of Indemnification Agreement with Executive Officers and Directors (Incorporated by Reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1998)

10.9*	Amended and Restated Severance Pay Plan effective July 1, 2010

10.10	Senior Executive Services Agreement with Alastair Hughes dated as of March 9, 1999 (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2005)

EXHIBIT NUMBER	DESCRIPTION
10.11
Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of July 16, 2004 and accepted July 19, 2004 (Incorporated by reference to Exhibit 99.2 to the Periodic Report on Form 8-K dated July 21, 2004)

10.12
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

10.15
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

10.17
LaSalle Investment Management Long Term Incentive Compensation Program, effective as of January 1, 2008, under the Amended and Restated Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.18
Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2008)

10.19*	Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of January 1, 2012

10.20
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

10.22*	Jones Lang LaSalle Incorporated Stock Ownership Program, effective as of March 31, 2011

10.23
Jones Lang LaSalle Incorporated GEC 2010-2014 Long-Term Incentive Compensation Program (effective as of January 1, 2010). (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q the quarter ended June 30, 2010)

11	Statement concerning computation of per share earnings (filed in Item 8, Note 2 of the Notes to Consolidated Financial Statements)

EXHIBIT NUMBER	DESCRIPTION
12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Set forth on page preceding signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheet at December 31, 2011 and 2010 (2) Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009, (3) Consolidated Statement of  Equity at December 31, 2011, 2010 and 2009, (4) Consolidated Statement of Cash Flows for the  years ended December 31, 2011, 2010 and 2009, and (5) Notes to Condensed Consolidated Financial Statements.

*Filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2011