Form 10-Q
period 2012-03-31
JONES LANG LASALLE INC
filed 2012-05-08
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on May 3, 2012 was 43,747,475

Part I Financial Information
Item 1. Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011
($ in thousands, except share data)

	March 31,
	2012	December 31,
Assets	(unaudited)	2011
Current assets:
Cash and cash equivalents	$101,846	184,454
Trade receivables, net of allowances of $24,417 and $20,595	807,650	907,772
Notes and other receivables	98,788	97,315
Prepaid expenses	52,484	45,274
Deferred tax assets	49,078	53,553
Other	21,734	12,516
Total current assets	1,131,580	1,300,884

Property and equipment, net of accumulated depreciation of $341,785 and $336,377	244,672	241,415
Goodwill, with indefinite useful lives	1,784,275	1,751,207
Identified intangibles, net of accumulated amortization of $105,022 and $99,801	49,241	52,590
Investments in real estate ventures	236,298	224,854
Long-term receivables	53,477	54,840
Deferred tax assets, net	199,205	186,605
Other	130,179	120,241
Total assets	$3,828,927	3,932,636

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$403,758	436,045
Accrued compensation	381,813	655,658
Short-term borrowings	28,599	65,091
Deferred tax liabilities	6,044	6,044
Deferred income	50,165	58,974
Deferred business acquisition obligations	32,736	31,164
Other	90,458	95,641
Total current liabilities	993,573	1,348,617

Noncurrent liabilities:
Credit facility	632,000	463,000
Deferred tax liabilities	7,646	7,646
Deferred compensation	10,305	10,420
Pension liabilities	17,025	17,233
Deferred business acquisition obligations	276,226	267,896
Minority shareholder redemption liability	18,542	18,402
Other	118,892	105,042
Total liabilities	2,074,209	2,238,256

Commitments and contingencies	-	-

Company shareholders' equity:

Common stock, $.01 par value per share, 100,000,000 shares authorized; 43,624,291 and 43,470,271 shares issued and outstanding	436	435
Additional paid-in capital	915,352	904,968
Retained earnings	841,321	827,297
Shares held in trust	(7,153)	(7,814)
Accumulated other comprehensive income (loss)	1,917	(33,757)
Total Company shareholders’ equity	1,751,873	1,691,129
Noncontrolling interest	2,845	3,251
Total equity	1,754,718	1,694,380
Total liabilities and equity	$3,828,927	3,932,636

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2012 and 2011
($ in thousands, except share data) (unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011

Revenue	$813,294	687,864

Operating expenses:
Compensation and benefits	537,516	461,357
Operating, administrative and other	232,596	196,126
Depreciation and amortization	19,659	18,315
Restructuring and acquisition charges	8,952	-
Total operating expenses	798,723	675,798

Operating income	14,571	12,066

Interest expense, net of interest income	(7,426)	(7,963)
Equity in earnings (losses) from real estate ventures	11,848	(1,971)

Income before income taxes and noncontrolling interest	18,993	2,132

Provision for income taxes	4,824	533
Net income	14,169	1,599

Net income attributable to noncontrolling interest	145	109

Net income attributable to the Company	14,024	1,490
Net income attributable to common shareholders	$14,024	1,490

Other comprehensive income:
Foreign currency translation adjustments	35,674	35,385
Comprehensive income attributable to the Company	$49,698	36,875

Basic earnings per common share	$0.32	0.03
Basic weighted average shares outstanding	43,605,273	42,846,799

Diluted earnings per common share	$0.31	0.03
Diluted weighted average shares outstanding	44,685,138	44,359,055

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Three Months Ended March 31, 2012
($ in thousands, except share data) (unaudited)

	Company Shareholders' Equity
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Income (Loss)	Interest	Equity
Balances at December 31, 2011	43,470,271	$435	904,968	827,297	(7,814)	(33,757)	3,251	$1,694,380

Net income	—	—	—	14,024	—	—	145	14,169

Shares issued under stock compensation programs	217,249	2	93	—	—	—	—	95

Shares repurchased for payment of taxes on stock awards	(63,229)	(1)	(3,900)	—	—	—	—	(3,901)

Tax adjustments due to vestings and exercises	—	—	961	—	—	—	—	961

Amortization of stock compensation	—	—	13,230	—	—	—	—	13,230

Shares held in trust	—	—	—	—	661	—	—	661

Foreign currency translation adjustments	—	—	—	—	—	35,674	—	35,674

Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	(551)	(551)

Balances at March 31, 2012	43,624,291	$436	915,352	841,321	(7,153)	1,917	2,845	$1,754,718

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
($ in thousands) (unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net income	$14,169	1,599
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	19,659	18,315
Equity in (earnings) losses from real estate ventures	(11,848)	1,971
Operating distributions from real estate ventures	1,312	-
Provision for loss on receivables and other assets	4,993	4,254
Amortization of deferred compensation	13,362	10,033
Accretion of interest on deferred business acquisition obligations	3,811	5,040
Amortization of debt issuance costs	1,078	1,115
Change in:
Receivables	104,985	2,200
Prepaid expenses and other assets	(27,447)	3,312
Deferred tax assets, net	(8,125)	11,974
Excess tax benefit from share-based payment arrangements	(961)	(5,108)
Accounts payable, accrued liabilities and accrued compensation	(311,110)	(251,884)
Net cash used in operating activities	(196,122)	(197,179)

Cash flows from investing activities:
Net capital additions – property and equipment	(11,826)	(17,170)
Business acquisition payments	(4,948)	(12,375)
Capital contributions and advances to real estate ventures	(6,882)	(7,865)
Distributions, repayments of advances and sale of investments	7,507	5,823
Net cash used in investing activities	(16,149)	(31,587)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	587,500	190,317
Repayments of borrowings under credit facilities	(454,992)	(96,000)
Payment of deferred business acquisition obligations	-	(12,602)
Shares repurchased for payment of employee taxes on stock awards	(3,901)	(9,083)
Excess tax adjustment from share-based payment arrangements	961	5,108
Common stock issued under option and stock purchase programs	95	80
Net cash provided by financing activities	129,663	77,820

Net decrease in cash and cash equivalents	(82,608)	(150,946)
Cash and cash equivalents, beginning of the period	184,454	251,897
Cash and cash equivalents, end of the period	$101,846	100,951

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,560	2,100
Income taxes, net of refunds	17,352	12,627
Non-cash financing activities:
Deferred business acquisition obligations	$1,290	1,907
Provision recorded for potential earn-out obligations	1,059	991

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which may also be referred to as “the Company” or as “the firm,” “we,” “us” or “our”) for the year ended December 31, 2011, which are included in our 2011 Annual Report, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the “Summary of Critical Accounting Policies and Estimates” section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this quarterly report and in our 2011 Annual Report, and to Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our 2011 Annual Report for further discussion of our significant accounting policies and estimates.

(1) Interim Information
Our consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar-year-end while we recognize certain expenses evenly throughout the year. Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared toward the benefit of our clients. Within our Real Estate Services (“RES”) segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended March 31, 2012 and 2011 are not indicative of what our results will be for the full fiscal year.

(2) New Accounting Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the components of net income and other comprehensive income either in a single continuous statement or in two consecutive statements. To meet the requirements of ASU 2011-05, we have presented other comprehensive income and its components in our consolidated statement of comprehensive income in this Form 10-Q.

(3) Revenue Recognition
We earn revenue from the following principal sources:

●	Transaction commissions;
●	Advisory and management fees;
●	Incentive fees;
●	Project and development management fees; and
●	Construction management fees.

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

Construction management fees, which are gross construction services revenue net of subcontract costs, were $1.6 million and $2.3 million for the three months ended March 31, 2012 and 2011, respectively. Gross construction services revenue totaled $31.7 million and $43.3 million for the three months ended March 31, 2012 and 2011, respectively. Subcontract costs totaled $30.1 million and $41.0 million for the three months ended March 31, 2012 and 2011, respectively.

Included in our consolidated balance sheets were costs in excess of billings on uncompleted construction contracts of $6.1 million and $7.1 million in Trade receivables as of March 31, 2012 and December 31, 2011, respectively, and billings in excess of costs on uncompleted construction contracts of $2.7 million and $4.1 million in Deferred income as of March 31, 2012 and December 31, 2011, respectively.

Gross and Net Accounting: We follow the guidance of FASB Accounting Standards Codification (“ASC”) 605-45, “Principal and Agent Considerations,” when accounting for reimbursements received from clients. In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract.

Accordingly, we report a contract that provides a fixed fee billing, fully inclusive of all personnel and other recoverable expenses incurred but not separately scheduled, on a gross basis. When accounting on a gross basis, our reported revenue includes the full billing to our client and our reported expenses include all costs associated with the client. Certain contractual arrangements in our project and development services, including fit-out business activities, and in facility management, tend to have characteristics that result in accounting on a gross basis. In Note 4, Business Segments, we identify vendor and subcontract costs on certain client assignments in property and facilities management, and project and development services (“gross contract costs”), and present separately their impact on both revenue and operating expense in our RES segments. We exclude these costs from revenue and operating expenses in determining “fee revenue” and “fee based operating expenses” in our segment presentation.

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

●
The property owner or client, with ultimate approval rights relating to the employment and compensation of on-site personnel, and bearing all of the economic costs of such personnel, is determined to be the primary obligor in the arrangement;

●	Reimbursement to Jones Lang LaSalle is generally completed simultaneously with payment of payroll or soon thereafter;

●
Because the property owner is contractually obligated to fund all operating costs of the property from existing cash flow or direct funding from its building operating account, Jones Lang LaSalle bears little or no credit risk; and

●	Jones Lang LaSalle generally earns no margin in the reimbursement aspect of the arrangement, obtaining reimbursement only for actual costs incurred.

The majority of our service contracts are accounted for on a net basis. Total costs incurred and reimbursed by our clients for service contracts that were accounted for on a net basis were $415.7 million and $370.6 million for the three months ended March 31, 2012 and 2011, respectively. Contracts accounted for on a gross basis resulted in revenue and operating expenses of $69.1 million and $46.8 million for the three months ended March 31, 2012 and 2011, respectively. The presentation of expenses pursuant to these arrangements under either a gross or net basis has no impact on operating income, net income or cash flows.

Certain of our management services which provide for fixed fees inclusive of personnel and other expenses incurred were accounted for on a net basis in 2011. In 2012, these management services revenue and expenses are presented on a gross basis. For the three months ended March 31, 2011, gross accounting for these management services would have added $18.7 million to both revenue and expense.

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

Operating income (loss) represents total revenue less direct and indirect allocable expenses. We allocate all expenses to our segments, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate global overhead. We allocate these corporate global overhead expenses to the business segments based on the budgeted operating expenses of each segment.

For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses in a “net” presentation of “fee revenue” and “fee-based operating expense” more accurately reflects how we manage our expense base and operating margins. See Note 3, Revenue Recognition, for additional information on our gross and net accounting.  For segment reporting we also show Equity in earnings (losses) from real estate ventures within our revenue line, since it is an integral part of our Investment Management segment. Finally, our measure of segment reporting results also excludes restructuring charges and certain acquisition related costs.

The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results net of gross contract costs, with equity in earnings (losses) from real estate ventures, and without restructuring charges. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

Summarized unaudited financial information by business segment for the three months ended March 31, 2012 and 2011 is as follows ($ in thousands):

	2012	2011
Real Estate Services
Americas
Segment revenue:
Revenue	$346,223	287,445
Equity in earnings	49	653
Total segment revenue	346,272	288,098

Gross contract costs	(18,896)	(1,554)
Total segment fee revenue	327,376	286,544

Operating expenses:
Compensation, operating and administrative expenses	324,550	269,557
Depreciation and amortization	9,884	9,908
Total segment operating expenses	334,434	279,465

Gross contract costs	(18,896)	(1,554)
Total fee-based segment operating expenses	315,538	277,911

Operating income	$11,838	8,633

Continued: Summarized unaudited financial information by business segment for the three months ended March 31, 2012 and 2011 is as follows ($ in thousands):

	2012	2011
Real Estate Services
EMEA
Segment revenue:
Revenue	$213,178	168,245
Equity in earnings (losses)	14	(113)
Total segment revenue	213,192	168,132

Gross contract costs	(26,340)	(20,604)
Total segment fee revenue	186,852	147,528

Operating expenses:
Compensation, operating and administrative expenses	217,495	176,310
Depreciation and amortization	6,202	4,909
Total segment operating expenses	223,697	181,219

Gross contract costs	(26,340)	(20,604)
Total fee-based segment operating expenses	197,357	160,615

Operating loss	$(10,505)	(13,087)

Asia Pacific
Segment revenue:
Revenue	$186,362	165,450
Equity in earnings	52	-
Total segment revenue	186,414	165,450

Gross contract costs	(23,816)	(24,640)
Total segment fee revenue	162,598	140,810

Operating expenses:
Compensation, operating and administrative expenses	176,360	156,999
Depreciation and amortization	3,088	2,945
Total segment operating expenses	179,448	159,944

Gross contract costs	(23,816)	(24,640)
Total fee-based segment operating expenses	155,632	135,304

Operating income	$6,966	5,506

Investment Management
Segment revenue:
Revenue	$67,531	66,724
Equity in earnings (losses)	11,733	(2,511)
Total segment revenue	79,264	64,213

Operating expenses:
Compensation, operating and administrative expenses	51,706	54,618
Depreciation and amortization	486	552
Total segment operating expenses	52,192	55,170

Operating income	$27,072	9,043

Segment Reconciling Items:
Total segment revenue	$825,142	685,893
Reclassification of equity in earnings (losses)	11,848	(1,971)
Total revenue	813,294	687,864

Total segment operating expenses before restructuring charges	789,771	675,798
Restructuring charges	8,952	-
Operating income	$14,571	12,066

(5) Business Combinations, Goodwill and Other Intangible Assets

2012 Business Combinations Activity
During the three months ended March 31, 2012, we paid $2.8 million to acquire an Australian tenant advisory firm, MPS Property, and $2.1 million for contingent earn-out consideration for acquisitions completed in prior years. Terms of the MPS Property acquisition included (1) consideration subject only to the passage of time recorded as a deferred business acquisition obligation on our consolidated balance sheet at a current fair value of $1.3 million, and (2) additional consideration subject to earn-out provisions that will be paid only if the certain conditions are achieved, recorded as a current liability, at its estimated fair value of $1.1 million. This acquisition resulted in goodwill of $5.1 million.

During the three months ended March 31, 2012, we finalized the purchase price allocation of the net assets acquired in the 2011, King Sturge acquisition resulting in $2.7 million of additional goodwill.

Earn-Out Payments
At March 31, 2012, we had the potential to make earn-out payments on 14 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $153.7 million at March 31, 2012. We anticipate that the majority of these amounts will come due at various times over the next three years assuming the achievement of the applicable performance conditions.

Approximately $140.3 million of these potential earn-out payments are the result of acquisitions completed prior to the adoption of the fair value requirements for contingent consideration under ASC 805, “Business Combinations,” and thus will be recorded as additional purchase consideration if and when the contingency is met. Changes in the estimated fair value of the remaining $13.4 million of potential earn-out payments will result in increases or decreases in Operating, administrative and other expenses in our consolidated statements of comprehensive income.

Goodwill and Other Intangible Assets
We have $1.8 billion of unamortized intangibles and goodwill as of March 31, 2012. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our intangible and goodwill balances. Of the $1.8 billion of unamortized intangibles and goodwill: (1) goodwill of $1.8 billion with indefinite useful lives is not amortized, (2) identifiable intangibles of $40.3 million will be amortized over their remaining finite useful lives, and (3) $8.9 million of identifiable intangibles with indefinite useful lives is not amortized.

The following table sets forth, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Real Estate Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2012	$922,301	592,634	217,434	18,838	1,751,207
Additions, net of adjustments	600	4,483	5,154	-	10,237
Impact of exchange rate movements	151	20,115	2,129	436	22,831
Balance as of March 31, 2012	$923,052	617,232	224,717	19,274	1,784,275

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our identifiable intangibles ($ in thousands):

	Real Estate Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2012	$87,077	44,107	12,419	8,788	152,391
Additions	-	-	-	-	-
Impact of exchange rate movements	15	1,490	113	254	1,872
Balance as of March 31, 2012	$87,092	45,597	12,532	9,042	154,263

Accumulated Amortization
Balance as of January 1, 2012	$(64,662)	(24,104)	(10,887)	(148)	(99,801)
Amortization expense	(1,761)	(2,180)	(321)	-	(4,262)
Impact of exchange rate movements	(15)	(850)	(102)	8	(959)
Balance as of March 31, 2012	$(66,438)	(27,134)	(11,310)	(140)	(105,022)

Net book value as of March 31, 2012	$20,654	18,463	1,222	8,902	49,241

Remaining estimated future amortization expense for our identifiable intangibles with finite useful lives ($ in millions):

2012	$8.9
2013	7.5
2014	6.7
2015	5.7
2016	2.4
2017	2.3
Thereafter	6.8
Total	$40.3

(6) Investments in Real Estate Ventures
As of March 31, 2012, we had total investments in real estate ventures of $236.3 million that we account for primarily under the equity method of accounting. Our investments are primarily co-investments in approximately 40 funds for which we also have an advisory agreement. Our ownership percentages in these investments generally range from less than 1% to 10%.

We utilize two investment vehicles to facilitate the majority of our co-investment activity when we do not invest directly into a fund. LaSalle Investment Company I (“LIC I”) is our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At March 31, 2012, our maximum potential unfunded commitment to LIC I is $5.0 million (€3.7 million). LaSalle Investment Company II (“LIC II”) is our investment vehicle for most new co-investments. At March 31, 2012, LIC II has unfunded capital commitments to the underlying funds of $229.6 million, of which our 48.78% share is $112.0 million. The $112.0 million commitment is part of our maximum potential unfunded total commitment to LIC II at March 31, 2012 of $261.9 million. Exclusive of our LIC I and LIC II commitment structures, we have other potential unfunded commitment obligations, the maximum of which is $89.2 million as of March 31, 2012.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our remaining commitment over the next one to two years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has endorsed the use of our co-investment capital in particular situations to control existing real estate assets or portfolios to seed future investments within LIC II. The purpose is to accelerate capital raising and growth in assets under management. Approvals for such activity are handled consistently with those of the firm’s co-investment capital.

As of March 31, 2012, LIC II maintains a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $29.3 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $261.9 million. As of March 31, 2012, LIC II had $29.4 million of outstanding borrowings on the facility.

Our investments in real estate ventures include investments in entities classified as variable interest entities (“VIEs”) that we analyzed for potential consolidation. We had investments of $22.1 million and $22.3 million at March 31, 2012 and December 31, 2011, respectively, in entities classified as VIEs. We evaluated each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity’s economic performance.  In each case, we determined that we either (a) did not have the power to direct the key activities or (b) shared power with investors, lenders, or other actively-involved third parties in directing such activities. Additionally, our exposure to loss in these VIEs is limited to the amount of our investment in the entities. Therefore, we concluded that we would not be deemed to (1) have a controlling financial interest in or (2) be the primary beneficiary of these VIEs. Accordingly, we do not consolidate these VIEs in our consolidated financial statements.

Impairment
We review our investments in real estate ventures that are accounted for under the equity method of accounting on a quarterly basis for indications of (1) whether the carrying value of the real estate assets underlying our investments in real estate ventures may not be recoverable or (2) whether our equity in these investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. Equity in earnings (losses) from real estate ventures included impairment charges of $1.7 million and $1.8 million, for the three months ended March 31, 2012 and 2011, respectively, representing our share of the impairment charges against individual assets held by our real estate ventures.

Fair Value
Starting in 2011, we elected the fair value option for certain investments in real estate ventures because we believe the fair value accounting method more accurately represents the value and performance of these investments. At March 31, 2012 and December 31, 2011, we had $34.1 million and $34.5 million, respectively, of investments that were accounted for under the fair value method. For investments in real estate ventures for which the fair value option has been elected, we increase or decrease our investment each reporting period by the change in the fair value of the investment. These fair value adjustments are reflected as gains or losses in our consolidated statements of comprehensive income within Equity in earnings (losses) from real estate ventures. For the three months ended March 31, 2012 we recognized a fair value gain of $0.4 million, and no fair value adjustment was recognized for the three months ended March 31, 2011. The fair value of these investments is based discounted cash flow models and other assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets and is primarily based on inputs that are Level 3 inputs in fair value hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

(7) Stock-based Compensation

Restricted Stock Unit Awards
Along with cash based-salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program for Company officers, managers and professionals.

Restricted stock unit activity for the three months ended March 31, 2012 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Shares	Grant Date	Remaining	Intrinsic Value
	(thousands)	Fair Value	Contractual Life	($ in millions)
Unvested at January 1, 2012	1,362.5	$66.29
Granted	561.4	66.89
Vested	(213.9)	49.23
Forfeited	(5.9)	79.35
Unvested at March 31, 2012	1,704.1	$68.59	2.30 years	$136.1
Unvested shares expected to vest	1,652.7	$68.59	2.30 years	$132.0

We determine the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of March 31, 2012, we had $48.4 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units granted through March 31, 2012 over varying periods into 2017.

Shares vesting during the three months ended March 31, 2012 and 2011 had grant date fair values of $10.5 million and $16.5 million, respectively.

Other Stock Compensation Programs
The Jones Lang LaSalle Savings Related Share Option Plan (“Save As You Earn” or “SAYE”) is for eligible employees of our United Kingdom and Ireland based operations. Under this plan, employees make an election to contribute to the plan in order that their savings might be used to purchase stock at a 15% discount provided by the Company. The options to purchase stock with such savings vest over a period of three or five years. For the three months ended March 31, 2011, the Company issued approximately 17,000 options at an exercise price of $83.72 under the SAYE plan. No options were issued during the three months ended March 31, 2012. At March 31, 2012, there were approximately 296,000 options outstanding under the SAYE plan.

(8) Retirement Plans
We maintain five contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31st measurement date for our plans. Net periodic pension cost consisted of the following for the three months ended March 31, 2012 and 2011 ($ in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Employer service cost - benefits earned during the period	$992	810
Interest cost on projected benefit obligation	3,530	2,747
Expected return on plan assets	(4,305)	(3,342)
Net amortization/deferrals	522	315
Recognized actuarial loss	39	56
Net periodic pension cost	$778	586

The expected return on plan assets, included in net periodic pension cost, is based on forecasted long-term rates of return on plan assets of each individual plan, expected return range from 5.4% to 7.0%.

For the three months ended March 31, 2012, we made payments of $2.4 million to these plans. We expect to contribute an additional $9.2 million to these plans in the last nine months of 2012, for a total of $11.6 million in 2012. We made $19.8 million of contributions to these plans in 2011, including $11.8 million contributed to the plan acquired from King Sturge in May 2011.

(9) Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures,” establishes a framework for measuring fair value in generally accepted accounting principles. ASC 820 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under ASC 718, “ Compensation-Stock Compensation.” ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;

●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair value of these contracts based on current market rates at each balance sheet date.  The inputs for these valuation techniques are primarily Level 2 inputs. At March 31, 2012, these forward exchange contracts had a gross notional value of $1.7 billion ($710.0 million on a net basis) and were recorded on our consolidated balance sheet as a current asset of $8.9 million and a current liability of $8.9 million. At December 31, 2011, these forward exchange contracts had a gross notional value of $1.7 billion ($758.2 million on a net basis) and were recorded on our consolidated balance sheet as a current asset of $4.2 million and a current liability of $5.6 million. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are off-set by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances. The revaluations of these contracts resulted in no net gain or loss for the three months ended March 31, 2012 and a net gain of $8.4 million for the three months ended March 31, 2011.

We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. The values of the assets and liabilities of this plan are determined based on the returns of certain mutual funds and other securities. The inputs for this valuation are primarily Level 2 inputs in the fair value hierarchy. This plan is recorded on our consolidated balance sheet at March 31, 2012 as Other long-term assets of $50.0 million, Other long-term liabilities of $52.0 million, and as a reduction of equity, Shares held in trust, of $7.2 million.

See Note 6, Investments in Real Estate Ventures, for fair value measurements relating to our investments in real estate ventures.

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

The estimated fair value of our borrowings under our credit facility approximates their carrying value due to their variable interest rate terms. At March 31, 2012, we have no recurring fair value measurements for financial assets and liabilities that are based on unobservable inputs or Level 3 inputs.

(10) Debt
We have a $1.1 billion unsecured revolving credit facility (the “Facility”) that matures in June 2016. We had $632.0 million and $463.0 million outstanding under the Facility, at March 31, 2012 and December 31, 2011, respectively. The average outstanding borrowings under the Facility were $562.0 million and $228.9 million during the three months ended March 31, 2012 and 2011, respectively.

Pricing on the Facility ranges from LIBOR plus 112.5 basis points to LIBOR plus 225.0 basis points. As of March 31, 2012, pricing on the Facility was LIBOR plus 162.5 basis points. The effective interest rate on our debt was 1.7% and 2.3%, during the three months ended March 31, 2012 and 2011, respectively.

We remain in compliance with all covenants under our Facility as of March 31, 2012. The Facility requires us to maintain a leverage ratio that does not exceed 3.50 to 1 through September 2013 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 3.00 to 1.

In addition to our Facility, we have the capacity to borrow up to an additional $47.4 million under local overdraft facilities. At March 31, 2012 we had short-term borrowings (including capital lease obligations and local overdraft facilities) of $28.6 million outstanding, of which $15.8 million was attributable to local overdraft facilities.

(11) Commitments and Contingencies
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these litigation matters are covered by insurance (including insurance provided through a captive insurance company), although they may nevertheless be subject to large deductibles and the amounts being claimed may exceed the available insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim.

When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost when probable and estimable. The accrual for professional indemnity insurance claims facilitated through our captive insurance company which relate to multiple years were $1.6 million and $0.7 million, net of receivables, as of March 31, 2012 and December 31, 2011, respectively.

(12) Restructuring and acquisition charges
For the three months ended March 31, 2012, we recognized $9.0 million of restructuring and acquisition integration costs. These costs were primarily associated with the King Sturge acquisition and consisted of (1) employee retention bonuses of $3.6 million, (2) lease termination charges of $0.1 million and (3) other costs of $3.6 million. In addition, we recognized $1.7 million of employee termination costs.

No restructuring or integration costs were incurred during the three months ended March 31, 2011.

The following table shows the restructuring accrual activity, and the related restructuring charges and payments made during the three months ended March 31, 2012 and 2011 ($ in thousands):

		Retention	Lease	Acquisition and
	Severance	Bonuses	Termination	Other Costs	Total
January 1, 2012	$11,712	7,555	7,912	4,778	31,957
Accruals	1,672	3,644	74	3,562	8,952
Fixed asset disposals				(1,706)	(1,706)
Payments made	(6,597)	(345)	(450)	(2,737)	(10,129)
March 31, 2012	$6,787	10,854	7,536	3,897	29,074

		Retention	Lease	Acquisition and
	Severance	Bonuses	Termination	Other Costs	Total
January 1, 2011	$4,267	-	546	-	4,813
Accruals	-	-	-	-	-
Payments made	(2,166)	-	(179)	-	(2,345)
March 31, 2011	$2,101	-	367	-	2,468

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three months ended March 31, 2012, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, which are included in our 2011 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com). You should also refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our 2011 Annual Report on Form 10-K.

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
(5) Liquidity and capital resources.

Summary of Critical Accounting Policies and Estimates
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2 of notes to consolidated financial statements in our 2011 Annual Report for a summary of our significant accounting policies.

The preparation of our financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expense during the reporting periods. These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure they are reasonable. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.

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

Property and Equipment— We review property and equipment owned or under capital lease for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If impairment exists due to the inability to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment in the first three months of 2012 or for the entire year of 2011.

Goodwill — We do not amortize goodwill; instead, we evaluate goodwill for impairment at least annually. In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We adopted the provisions of ASU 2011-08 in the third quarter of 2011 in the performance of our annual impairment test of goodwill and determined that no indicators of impairment existed primarily because (1) our market capitalization has consistently exceeded our book value by a significant margin, (2) our overall financial performance has been solid in the face of mixed economic environments, and (3) forecasts of operating income and cash flows generated by our reporting units appear sufficient to support the book values of net assets of the reporting units.

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

Investments in Real Estate Ventures— We review investments in real estate ventures accounted for under the equity method of accounting on a quarterly basis for (1) indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments in real estate ventures and (2) whether our investment in these co-investments is other than temporarily impaired. Whenever events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our ownership percentage in this real estate investment in Equity in earnings (losses) from real estate ventures. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments, in determining whether or not our investment is other than temporarily impaired.

Equity earnings (losses) included impairment charges of $1.7 million and $1.8 million, for the three months ended March 31, 2012 and 2011, respectively, representing our share of the impairment charges against individual assets held by our real estate ventures. Over time, declines in real estate markets have adversely impacted our rental income assumptions and forecasted exit capitalization rates, resulting in our determination that certain real estate investments had become impaired. It is reasonably possible that if real estate values decline we may incur impairment charges on our investments in real estate ventures in future periods.

For investments in real estate ventures for which the fair value option has been elected, we increase or decrease our investment each reporting period by the change in the fair value of the investment. These fair value adjustments are reflected as gains or losses in our consolidated statement of comprehensive income within Equity in earnings (losses) from real estate ventures. In the first quarter of 2012 we recognized a fair value gain of $0.4 million, and no fair value adjustments were recognized in the first quarter of 2011.

Self-Insurance Programs
In our Americas business, and in common with many other American companies, we have chosen to retain certain risks regarding health insurance and workers’ compensation rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future developments. We supplement our traditional global insurance program by the use of a captive insurance company to provide professional indemnity and employment practices insurance on a “claims made” basis. Professional indemnity claims can be complex and take a number of years to resolve, making it difficult to estimate the ultimate cost of these claims.

●    Health Insurance – We self-insure our health benefits for all U.S.-based employees, although we purchase stop loss coverage on an annual basis to limit our exposure. We self-insure because we believe that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We estimate our likely full-year health costs at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we estimate the required reserve for unpaid health costs required at year-end.

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The accrual balances for the program related to 2012 and 2011 are $12.7 million and $4.8 million, respectively, at March 31, 2012.

The table below sets out certain information related to the cost of the health insurance program for the three months ended March 31, 2012 and 2011 ($ in millions):

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Expense to Company	$9.6	7.6
Employee contributions	3.1	2.3
Total program cost	$12.7	9.9

●    Workers’ Compensation Insurance – Given our historical experience that our workforce has had fewer injuries than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop loss coverage to limit our exposure to large, individual claims. We accrue workers compensation expense using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income through the three months ended March 31, 2012 and 2011 were $1.0 million and $0.8 million, respectively. Our accruals for workers compensation claims, which can relate to multiple years, were $16.9 million and $17.5 million, as of March 31, 2012 and December 31, 2011, respectively.

●    Captive Insurance Company –In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim.

Professional indemnity insurance claims can be complex and take a number of years to resolve. Within our captive insurance company, we estimate the ultimate cost of these claims by way of specific claim accruals developed through periodic reviews of the circumstances of individual claims. As our revenue grows we anticipate that the level of risk retained by the captive insurance company will also grow and thus could result in an increase in the amount and the volatility of our estimated accruals.  With respect to the consolidated financial statements, when a potential loss event occurs, management estimates the ultimate cost of the claims and accrues the related cost when probable and estimable.

The accrual for professional indemnity insurance claims facilitated through our captive insurance company which relate to multiple years were $1.6 million and $0.7 million, net of receivables, as of  March 31, 2012 and December 31, 2011, respectively.

Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (1) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (2) operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize into income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date.

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

Based on our forecasted results for the full year, we have estimated an effective tax rate of approximately 25.4% for 2012 due to the mix of our income and the impact of tax planning activities.

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

Transactional-Based Revenue
Transactional-based services for real estate investment banking, capital markets activities and other transactional-based services within our RES businesses increase the variability of the revenue we receive that relate to the size and timing of our clients’ transactions from period to period. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter.

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

Seasonality
Our quarterly revenue and profits tend to grow progressively by quarter throughout the year. This is the result of a general focus in the real estate industry on completing transactions by fiscal year-end and the fact that certain of our expenses are constant throughout the year.

Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared towards the benefit of our clients. Within our RES segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended March 31, 2012 and 2011 are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications
We report “Equity in earnings (losses) from real estate ventures” in our consolidated statement of comprehensive income after “Operating income (loss).” However, for segment reporting we reflect “Equity in earnings (losses) from real estate ventures” within “Total revenue.” Also, vendor and subcontract costs on certain client assignments in property and facilities management, and project and development services (“gross contract costs”), are presented on a gross basis in our consolidated statement of comprehensive income, but are excluded from revenue and operating expenses in determining “fee revenue” and “fee-based operating expenses,” in our segment reporting. See Note 4 of the notes to consolidated financial statements for “Equity in earnings (losses) from real estate ventures” reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 4) measures segment results with “Equity in earnings (losses) from real estate ventures” included in segment revenue.

Three months Ended March 31, 2012 Compared to Three months Ended March 31, 2011

In order to provide more meaningful year-over-year comparisons of our reported results, we have included in the table below both the U.S. dollar and local currency movements in the consolidated statements of earnings.

	Three Months	Three Months				% Change
	Ended	Ended	Change in			in Local
($ in millions)	March 31, 2012	March 31, 2011	U.S. dollars			Currency
Revenue
Real Estate Services:
Leasing	$230.3	209.8	20.5	10%			11%
Capital Markets and Hotels	88.6	66.2	22.4	34%			35%
Property & Facility Management (1)	197.6	166.3	31.3	19%			19%
Project & Development Services (1)	77.0	67.2	9.8	15%			16%
Advisory, Consulting and Other	83.3	65.0	18.3	28%			30%
LaSalle Investment Management	67.5	66.7	0.8	1%			2%
Fee revenue	$744.3	641.2	103.1	16%			17%
Gross contract costs	69.0	46.7	22.3	48%			52%
Total revenue	813.3	687.9	125.4	18%			19%

Operating expenses, excluding gross contract costs	701.1	610.8	90.3	15%			15%
Gross contract costs	69.0	46.7	22.3	48%			52%
Depreciation and amortization	19.7	18.3	1.4	8%			8%
Restructuring and acquisition charges	8.9	-	8.9	n.	m.	n.	m.
Total operating expenses	798.7	675.8	122.9	18%			19%

Operating income	$14.6	12.1	2.5	21%			19%
(1) Amounts adjusted to remove gross contract costs
(n.m. - not meaningful)

Revenue for the first quarter of 2012 was $813 million, an increase of 18% in U.S. dollars and 19% in local currency, driven by double-digit growth in all three geographic segments and RES business lines. This growth was achieved despite lower transactional market activity in many of the firm’s core markets. LaSalle Investment Management, which continued to perform well for its clients, delivered both incentive fees and equity earnings in the period. Strong revenue growth in the quarter resulted in improved operating income and margins in each of the firm’s operating segments.

Operating expenses, excluding Restructuring and acquisition charges, were $790 million for the quarter, an increase of 17% in U.S. dollars and 18% in local currency, compared with $676 million in the first quarter of 2011. The increase was driven by higher fixed compensation resulting from an increased number of employees compared with a year ago, higher variable compensation from improved transactional revenue, and increases in vendor and subcontractor costs in the Property & Facility Management service line. Operating expenses for the first quarter of 2012, also included $9 million of Restructuring and acquisition charges and $2 million of intangible amortization related to the second quarter 2011 addition of King Sturge.

A portion of the consolidated revenue and operating expense growth in the quarter resulted from new and expanded contracts in the Property & Facility Management and Project & Development Services (“PDS”) business lines for which U.S. GAAP gross accounting was required. Gross contract costs, which are included in both revenue and expenses, totaled $69 million in the first quarter of 2012, compared with $47 million in the first quarter last year. Excluding these costs from revenue and operating expenses more accurately reflects how the firm manages its expense base and its operating margins. On a fee-revenue basis, consolidated firm revenue grew 17% in local currency, to $744 million, compared with the first quarter of 2011.  Fee-based operating expenses, excluding Restructuring and acquisition charges, were $721 million for the quarter, an increase of 15% in U.S. dollars and local currency, compared with $629 million in the first quarter of 2011. Neither operating income nor net income was impacted by the exclusion of gross contract costs.

Net interest expense decreased to $7.4 million for the first quarter of 2012, compared to $8.0 million in the first quarter of 2011.  This decrease in net interest expense was primarily due to a decrease in our effective borrowing rate and a decrease in accretive interest expense recognized for deferred business acquisitions obligations.

Equity in earnings from real estate ventures resulted in income of $11.8 million, compared to a loss of $2.0 million in the first quarter of 2011. This increase in equity earnings was primarily due to earnings related to the sale of an LIM fund in Japan.

The effective tax rate for the first quarter of 2012 and our forecasted tax rate for 2012 is 25.4%.

Segment Operating Results

We manage and report our operations as four business segments:

The three geographic regions of Real Estate Services (“RES”):
(i)	Americas,
(ii)	Europe, Middle East and Africa (“EMEA”),
(iii)	Asia Pacific; and
(iv)	Investment Management, which offers investment management services on a global basis.

Each geographic region offers our full range of Real Estate Services including agency leasing and tenant representation, capital markets and hotels, property management, facilities management, project and development services, energy management and sustainability, construction management, and advisory, consulting and valuation services. We consider “property management” to be services provided to non-occupying property investors and “facilities management” to be services provided to owner-occupiers.

The Investment Management segment provides investment management services to institutional investors and high-net-worth individuals.

For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses in a “net” presentation of “fee revenue” and “fee-based operating expense” more accurately reflects how we manage our expense base and operating margins. See Note 3, Revenue Recognition, of the Notes to the Consolidated Financial Statements for additional information on our gross and net accounting. For segment reporting we also show Equity in earnings (losses) from real estate ventures within our revenue line, since it is an integral part of our Investment Management segment. Finally, our measure of segment reporting results also excludes restructuring charges and certain acquisition related costs.

Real Estate Services
Americas

	Three Months	Three Months				Change in
	Ended	Ended	Change in			Local
($ in millions)	March 31, 2012	March 31, 2011	U.S. dollars			Currency
Leasing	$149.7	143.1	6.6	5%			5%
Capital Markets and Hotels	27.8	19.8	8.0	40%			41%
Property & Facility Management (1)	85.6	65.3	20.3	31%			32%
Project & Development Services (1)	39.5	37.2	2.3	6%			7%
Advisory, Consulting and Other	24.8	20.6	4.2	20%			21%
Equity in earnings	-	0.6	(0.6)	n.	m.	n.	m.
Fee revenue	$327.4	286.6	40.8	14%			15%
Gross contract costs	18.9	1.5	17.4	n.	m.	n.	m.
Total revenue	$346.3	288.1	58.2	20%			20%

Operating expenses, excluding gross contract costs	$315.6	278.0	37.6	14%			14%
Gross contract costs	18.9	1.5	17.4	n.	m.	n.	m.
Operating income	$11.8	8.6	3.2	37%			33%
(1) Amounts adjusted to remove gross contract costs
(n.m. - not meaningful)

First-quarter revenue in the Americas region was $346 million, an increase of 20% over the prior year. Americas Leasing revenue grew 5% despite overall market leasing volumes dropping 23% in the United States. Excluding gross contract costs, fee revenue was $327 million in the first quarter of 2012, an increase of 15% in local currency from the first quarter of 2011. The growth was led by Property & Facility Management, which increased 32% on a fee-revenue basis from last year, and Capital Markets & Hotels, which increased 41%.

Fee-based operating expenses were $316 million for the year, a 14% increase in local currency over the prior year. The increase was the result of higher fixed compensation costs due to a larger number of employees compared with a year ago and higher commission expense related to improved transactional revenue.

Americas operating income improved to $12 million for the quarter, from $9 million in 2011. Operating income margin calculated as a percentage of fee revenue was 3.6% in 2012, compared with 3.0% in 2011.

EMEA
	Three Months	Three Months				Change in
	Ended	Ended	Change in			Local
($ in millions)	March 31, 2012	March 31, 2011	U.S. dollars			Currency
Leasing	$47.3	37.2	10.1		27%		33%
Capital Markets and Hotels	39.2	28.7	10.5		37%		41%
Property & Facility Management (1)	37.7	35.8	1.9		5%		9%
Project & Development Services (1)	24.3	17.8	6.5		37%		41%
Advisory, Consulting and Other	38.4	28.1	10.3		37%		41%
Equity in losses	-	(0.1)	0.1	n.	m.	n.	m.
Fee revenue	$186.9	147.5	39.4		27%		31%
Gross contract costs	26.3	20.6	5.7		28%		33%
Total revenue	$213.2	168.1	45.1		27%		31%

Operating expenses, excluding gross contract costs	$197.4	160.6	36.8		23%		27%
Gross contract costs	26.3	20.6	5.7		28%		33%
Operating loss	$(10.5)	(13.1)	2.6		(20%)		(20%)
(1) Amounts adjusted to remove gross contract costs
(n.m. - not meaningful)

EMEA’s first-quarter revenue was $213 million, compared with $168 million in the first quarter of 2011, an increase of 27%, 31% in local currency. Excluding gross contract costs, fee revenue in the region was $187 million, compared with $148 million in 2011, a 31% increase in local currency. The fee-revenue increase was the result of growth and market-share gains in the transactional businesses, the continued expansion of the Tetris fit-out business and the successful integration of the 2011 King Sturge acquisition.

Fee-based operating expenses for the region were $197 million in the first quarter compared with $161 million in the first quarter of 2011.  Gross contract costs in the region were $26 million in the first quarter compared with $21 million in the prior year. These gross contract costs are related to the Tetris fit-out business included in the PDS service line.  Fee-based operating expenses include $2 million of King Sturge intangibles amortization in the first quarter of 2012. The first quarter has historically been a seasonal loss-making quarter in the region; however, there was year-over-year margin improvement. Adjusting for the impact of King Sturge intangibles amortization, EMEA’s operating income margin calculated as a percentage of fee revenue was a 4.5% loss compared with an 8.9% loss in the first quarter of 2011.

Asia Pacific
	Three Months	Three Months				Change in
	Ended	Ended	Change in			Local
($ in millions)	March 31, 2012	March 31, 2011	U.S. dollars			Currency
Leasing	$33.3	29.5	3.8		13%		12%
Capital Markets and Hotels	21.6	17.7	3.9		22%		19%
Property & Facility Management (1)	74.3	65.2	9.1		14%		12%
Project & Development Services (1)	13.2	12.2	1.0		8%		6%
Advisory, Consulting and Other	20.1	16.3	3.8		23%		24%
Equity in earnings	0.1	-	0.1	n.	m.	n.	m.
Fee revenue	$162.6	140.9	21.7		15%		14%
Gross contract costs	23.8	24.6	(0.8)		(3%)		0%
Total revenue	$186.4	165.5	20.9		13%		12%

Operating expenses, excluding gross contract costs	$155.6	135.4	20.2		15%		13%
Gross contract costs	23.8	24.6	(0.8)		(3%)		0%
Operating income	$7.0	5.5	1.5		27%		25%
(1) Amounts adjusted to remove gross contract costs
(n.m. - not meaningful)

Revenue in Asia Pacific was $186 million in the first quarter, compared with $166 million in 2011, an increase of 13%, 12% in local currency.  Excluding gross contract costs, fee revenue increased $22 million to $163 million, or 15%, 14% in local currency. Continued expansion of the firm’s market-leading positions in the corporate occupier space and improved year-over-year performance in Australia drove the fee-revenue improvement from last year. Despite investment volumes across Asia Pacific markets dropping 28% compared with a year ago, Capital Markets & Hotels revenue increased 19% in local currency from the first quarter of 2011.

Fee-based operating expenses were $156 million in the first quarter compared with $135 million in the first quarter of 2011, an increase of 15%, 13% in local currency.  The year-over-year increase in fee-based operating expenses was due to a higher number of employees compared with a year ago, and compensation increases, particularly in the growth markets of China and India.

Gross contract costs in the region were $24 million compared with $25 million in the first quarter last year.  The gross contract costs in Asia Pacific were attributable primarily to the Property & Facility Management business with some costs related to the PDS business.

Asia Pacific’s operating income margin calculated on a fee revenue basis was 4.3% compared with 3.9% in the first quarter of 2011.

Investment Management
($ in millions)	Three Months	Three Months				Change in
	Ended	Ended	Change in			Local
($ in millions)	March 31, 2012	March 31, 2011	U.S. dollars			Currency
Advisory fees	$57.3	61.3	(4.0)		(7%)		(6%)
Transaction fees & other	1.8	1.9	(0.1)		(5%)		(5%)
Incentive fees	8.4	3.5	4.9	n.	m.	n.	m.
Equity in earnings (losses)	$11.7	(2.5)	14.2	n.	m.	n.	m.
Total segment revenue	79.2	64.2	15.0		23%		24%

Operating expense	52.2	55.2	(3.0)		(5%)		0%
Operating income	$27.0	9.0	18.0	n.	m.	n.	m.
(n.m. -not meaningful)

LaSalle Investment Management’s first-quarter Advisory fees were $57 million, compared with $61 million in 2011. The business recognized $8 million of incentive fees resulting from investment performance for clients in the first three months of 2012. The business also recognized nearly $12 million of equity earnings in the quarter driven by the sale of a fund in Japan during the quarter with incentive fees from the sale expected later in the year. Although the sale took place during the quarter, the associated incentive fees are expected to be recognized later in the year when all contingencies are satisfied.

LaSalle’s assets under management were $47 billion at March 31, 2012.  Operating income margin was 34.2% in the first quarter, compared with 14.1% in the first quarter last year.

Consolidated Cash Flows

Cash Flows from Operating Activities
During the first quarter of 2012, we used $196 million of cash for operating activities, compared to $197 million used for operating activities in the first quarter of 2011. The majority of annual incentive compensation accrued at year end was paid in the first quarter of year, in both 2012 and 2011, accounting for the majority of the cash used for operating activities in both years.

Cash Flows from Investing Activities
We used $16 million of cash for investing activities in the first quarter of 2012, a $16 million decrease from the $32 million used in the first quarter of 2011. The $16 million decrease was driven by a $5 million decrease in capital expenditures, a $7 million decrease in cash used for acquisitions and a net $3 million decrease in cash outflows related to co-investment activity.

Cash Flows from Financing Activities
Financing activities provided $130 million of net cash in the first quarter of 2012, a $52 million increase over the $78 million provided by financing activities in the first quarter of 2011. This increase was primarily due to a net $38 million increase in borrowings under our credit facility. Also contributing to the increase in cash provided by financing activities was a $13 million decrease in deferred acquisition payments as no deferred acquisition payments were made in the first quarter of 2012, while $13 million of deferred acquisition payments were paid in the first quarter of 2011.

Liquidity and Capital Resources

Historically, we have financed our operations, co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities
We have a $1.1 billion unsecured revolving credit facility (the “Facility”) that matures in June 2016. We had $632.0 million and $463.0 million outstanding under the Facility, at March 31, 2012 and December 31, 2011, respectively. The average outstanding borrowings under the Facility were $562.0 million and $228.9 million during the three months ended March 31, 2012 and 2011, respectively.

Pricing on the Facility ranges from LIBOR plus 112.5 basis points to LIBOR plus 225.0 basis points. As of March 31, 2012, pricing on the Facility was LIBOR plus 162.5 basis points. The effective interest rate on our debt was 1.7% and 2.3%, during the three months ended March 31, 2012 and 2011, respectively.

We remain in compliance with all covenants under our Facility as of March 31, 2012. The Facility requires us to maintain a leverage ratio that does not exceed 3.50 to 1 through September 2013 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 3.00 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facility) are, among other things, (1) an add-back for stock compensation expense, (2) the addition of the EBITDA of acquired companies earned prior to acquisition, as well as (3) add-backs for certain impairment and non-recurring charges. We are also restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of cash acquisitions and co-investment. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those under our Facility.

In addition to our Facility, we have the capacity to borrow up to an additional $47.4 million under local overdraft facilities. At March 31, 2012 we had short-term borrowings (including capital lease obligations and local overdraft facilities) of $28.6 million outstanding, of which $15.8 million was attributable to local overdraft facilities.

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

Co-investment Activity
As of March 31, 2012, we had total investments in real estate ventures of $236.3 million that we account for primarily under the equity method of accounting. Starting in 2011, we have elected the fair value option for certain of our investments made in 2011 and 2012. Our investments are primarily investments in approximately 40 separate property or fund co-investments for which we also have an advisory agreement. Our ownership percentages in these co-investments range from less than 1% to approximately 10%.

For the first three months of 2012, return of capital exceeded funding of co-investments by $0.6 million. Net funding for co-investments exceeded return of capital by $46 million in 2011, and we forecast that our net funding of co-investments will be between $40 and $50 million for 2012. We expect to continue to pursue co-investment opportunities with our real estate investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management.

See Note 6, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investments.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At March 31, 2012, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2011 or in the first three months of 2012. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and restricted stock unit grants made under our existing stock plans.

The Company announced on May 1, 2012 that its Board of Directors has declared a semi-annual cash dividend of $0.20 per share of its common stock. The dividend payment will be made on June 15, 2012, to holders of record at the close of business on May 15, 2012. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

Capital Expenditures and Business Acquisitions
Capital expenditures for the first three months of 2012 were $11.8 million, compared to $17.2 million for the first quarter of 2011. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space.

In the first three months of 2012, we used $4.9 million in connection with acquisitions. Terms for our acquisitions completed in prior years included some or all of the following: (1) cash paid at closing, (2) provisions for additional consideration and (3) earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaling $309 million at March 31, 2012 on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At March 31, 2012, we had the potential to make earn-out payments on 14 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $153.7 million at March 31, 2012. These amounts could come due at various times over the next three years assuming the achievement of the applicable performance conditions.

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

Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC I, LIC II and directly to funds, for future fundings of co-investments in underlying funds totaling a maximum of $356.1 million as of March 31, 2012.

See Note 6, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our unfunded commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market and Other Risk Factors

Market Risk
The principal market risks (namely, the risk of loss arising from adverse changes in market rates and prices) we face are:

●    Interest rates on our credit Facility; and
●    Foreign exchange risks

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our credit facility. Our average outstanding borrowings under the Facility were $562 million during the three months ended March 31, 2012, and the effective interest rate was 1.7%. As of March 31, 2012, we had $632 million outstanding under the Facility. The Facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We entered into no such agreements in 2011 or the first three months of 2012, and we had no such agreements outstanding at March 31, 2012.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue outside of the United States totaled 57% and 56% of our total revenue for each of the three months ended March 31, 2012 and 2011, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the euro (13% of revenue for the three months ended March 31, 2012) and the British pound (13% of revenue for the three months ended March 31, 2012).

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

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At March 31, 2012, these forward exchange contracts had a gross notional value of $1.7 billion ($710 million on a net basis). These contracts were recorded on our consolidated balance sheet as a current asset of $8.9 million and a current liability of $8.9 million at March 31, 2012.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of March 31, 2012, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

For other risk factors inherent in our business, see Item 1A. Risk Factors in our 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the other members of senior management and the Board of Directors.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended March  31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are a defendant or plaintiff in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these litigation matters are covered by insurance (including insurance provided through a captive insurance company), although they may nevertheless be subject to large deductibles and the amounts being claimed may exceed the available insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

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

Chief Human Resources Officer
We appointed Patricia Maxson our new Global Chief Human Resources Officer, effective March 30, 2012.  Previously Dr. Maxson was Global Head of Human Resources for Merck Research Labs at Merck & Co., Inc.

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

David A. Johnson
Chief Information Officer

J. Corey Lewis
Director of Internal Audit

Patricia Maxson
Chief Human Resources Officer

Mark J. Ohringer
General Counsel and Corporate Secretary

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

We discuss those risks, uncertainties and other factors in (i) our Annual Report on Form 10-K for the year ended December 31, 2011 in Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (ii) in this Quarterly Report on Form 10-Q in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (iii) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

●	The effect of political, economic and market conditions and geopolitical events;
●	The logistical and other challenges inherent in operating in numerous different countries;
●	The actions and initiatives of current and potential competitors;
●	The level and volatility of real estate prices, interest rates, currency values and other market indices;
●	The outcome of pending litigation; and
●	The impact of current, pending and future legislation and regulation.

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May, 2012.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March  31, 2012 and December 31, 2011 (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statement of Changes in Equity for the three months ended March 31, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

*Filed herewith