Form 10-Q
period 2012-06-30
JONES LANG LASALLE INC
filed 2012-08-07
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on August 1, 2012 was 44,040,839

Part I Financial Information
Item 1. Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
June 30, 2012 (Unaudited) and December 31, 2011
($ in thousands, except share data)

	June 30,
	2012	December 31,
Assets	(Unaudited)	2011
Current assets:
Cash and cash equivalents	$115,499	184,454
Trade receivables, net of allowances of $26,436 and $20,595	819,946	907,772
Notes and other receivables	92,663	97,315
Prepaid expenses	54,752	45,274
Deferred tax assets	48,525	53,553
Other	24,081	12,516
Total current assets	1,155,466	1,300,884

Property and equipment, net of accumulated depreciation of $350,773 and $336,377	239,202	241,415
Goodwill, with indefinite useful lives	1,766,978	1,751,207
Identified intangibles, net of accumulated amortization of $104,262 and $99,801	45,762	52,590
Investments in real estate ventures	210,799	224,854
Long-term receivables	51,212	54,840
Deferred tax assets, net	197,718	186,605
Other	126,934	120,241
Total assets	$3,794,071	3,932,636

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$365,254	436,045
Accrued compensation	393,344	655,658
Short-term borrowings	19,598	65,091
Deferred tax liabilities	6,095	6,044
Deferred income	83,132	58,974
Deferred business acquisition obligations	31,611	31,164
Other	92,218	95,641
Total current liabilities	991,252	1,348,617

Noncurrent liabilities:
Credit facility	619,000	463,000
Deferred tax liabilities	7,646	7,646
Deferred compensation	15,262	10,420
Pension liabilities	15,348	17,233
Deferred business acquisition obligations	246,531	267,896
Minority shareholder redemption liability	18,692	18,402
Other	125,629	105,042
Total liabilities	2,039,360	2,238,256

Commitments and contingencies	-	-

Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 43,778,163 and 43,470,271 shares issued and outstanding	438	435
Additional paid-in capital	927,020	904,968
Retained earnings	869,670	827,297
Shares held in trust	(7,151)	(7,814)
Accumulated other comprehensive loss	(40,090)	(33,757)
Total Company shareholders’ equity	1,749,887	1,691,129
Noncontrolling interest	4,824	3,251
Total equity	1,754,711	1,694,380
Total liabilities and equity	$3,794,071	3,932,636

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Comprehensive (Loss) Income
For the Three and Six Months Ended June 30, 2012 and 2011
($ in thousands, except share data) (unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenue	$921,341	845,295	$1,734,635	1,533,157

Operating expenses:
Compensation and benefits	592,928	544,222	1,130,444	1,005,578
Operating, administrative and other	233,765	210,044	466,361	406,169
Depreciation and amortization	19,962	19,350	39,621	37,665
Restructuring and acquisition charges	16,604	6,112	25,556	6,112
Total operating expenses	863,259	779,728	1,661,982	1,455,524

Operating income	58,082	65,567	72,653	77,633

Interest expense, net of interest income	(7,459)	(9,589)	(14,885)	(17,552)
Equity in (losses) earnings from real estate ventures	(47)	4,138	11,802	2,168

Income before income taxes and noncontrolling interest	50,576	60,116	69,570	62,249

Provision for income taxes	12,846	15,029	17,671	15,562
Net income	37,730	45,087	51,899	46,687

Net income attributable to noncontrolling interest	289	991	435	1,101
Net income attributable to the Company	37,441	44,096	51,464	45,586

Dividends on unvested common stock, net of tax benefit	(253)	(236)	(253)	(236)
Net income attributable to common shareholders	$37,188	43,860	$51,211	45,350

Basic earnings per common share	$0.85	1.02	$1.17	1.06
Basic weighted average shares outstanding	43,718,678	42,933,918	43,661,976	42,890,559

Diluted earnings per common share	$0.83	0.99	$1.14	1.02
Diluted weighted average shares outstanding	44,847,350	44,473,320	44,725,914	44,390,612

Other comprehensive income:
Net income attributable to the Company	$37,441	44,096	$51,464	45,586
Foreign currency translation adjustments	(42,007)	14,739	(6,333)	50,124
Comprehensive (loss) income attributable to the Company	$(4,566)	58,835	$45,131	95,710

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Six Months Ended June 30, 2012
($ in thousands, except share data) (unaudited)

	Company Shareholders' Equity
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
Balances at December 31, 2011	43,470,271	$435	904,968	827,297	(7,814)	(33,757)	3,251	$1,694,380

Net income	—	—	—	51,464	—	—	435	51,899

Shares issued under stock compensation programs	371,423	4	3,099	—	—	—	—	3,103

Shares repurchased for payment of taxes on stock awards	(63,531)	(1)	(3,924)	—	—	—	—	(3,925)

Tax adjustments due to vestings and exercises	—	—	3,184	—	—	—	—	3,184

Amortization of stock compensation	—	—	19,693	—	—	—	—	19,693

Shares held in trust	—	—	—	—	663	—	—	663

Dividends declared, $0.20 per share	—	—	—	(9,091)	—	—	—	(9,091)

Increase in amounts due to noncontrolling interest	—	—	—	—	—	—	1,138	1,138

Foreign currency translation adjustments	—	—	—	—	—	(6,333)	—	(6,333)

Balances at June 30, 2012	43,778,163	$438	927,020	869,670	(7,151)	(40,090)	4,824	$1,754,711

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
($ in thousands) (unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30, 2012	June 30, 2011

Cash flows used in operating activities:
Net income	$51,899	46,687
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	39,621	37,665
Equity in earnings from real estate ventures	(11,802)	(2,168)
Operating distributions from real estate ventures	1,573	38
Provision for loss on receivables and other assets	11,375	9,535
Amortization of deferred compensation	20,038	18,252
Accretion of interest on deferred business acquisition obligations	7,641	10,502
Amortization of debt issuance costs	2,155	2,229
Change in:
Receivables	70,173	(8,556)
Prepaid expenses and other assets	(30,969)	(621)
Deferred tax assets, net	(6,034)	15,717
Excess tax benefit from share-based payment arrangements	(3,184)	(5,032)
Accounts payable, accrued liabilities and accrued compensation	(275,104)	(260,560)
Net cash used in operating activities	(122,618)	(136,312)

Cash flows used in investing activities:
Net capital additions – property and equipment	(32,486)	(36,195)
Business acquisitions	(14,380)	(222,527)
Capital contributions and advances to real estate ventures	(11,588)	(11,957)
Distributions, repayments of advances and sale of investments	32,556	12,752
Net cash used in investing activities	(25,898)	(257,927)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	995,007	851,102
Repayments of borrowings under credit facilities	(884,500)	(588,100)
Payments of deferred business acquisition obligations	(31,699)	(12,602)
Debt issuance costs	-	(2,475)
Shares repurchased for payment of employee taxes on stock awards	(3,925)	(9,159)
Excess tax adjustment from share-based payment arrangements	3,184	5,032
Common stock issued under option and stock purchase programs	3,103	913
Other loan proceeds	7,482	-
Payment of dividends	(9,091)	(6,754)
Net cash provided by financing activities	79,561	237,957

Net decrease in cash and cash equivalents	(68,955)	(156,282)
Cash and cash equivalents, beginning of the period	184,454	251,897
Cash and cash equivalents, end of the period	$115,499	95,615

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,180	5,270
Income taxes, net of refunds	33,594	27,216
Non-cash financing activities:
Deferred business acquisition obligations	$1,290	143,526
Provision recorded for potential earn-out obligations	1,059	3,023

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which may also be referred to as “the Company” or as “the firm,” “we,” “us” or “our”) for the year ended December 31, 2011, which are included in our 2011 Annual Report, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the “Summary of Critical Accounting Policies and Estimates” section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this quarterly report and within Item 7 of our 2011 Annual Report, and to Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our 2011 Annual Report for further discussion of our significant accounting policies and estimates.

(1) Interim Information
Our consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar-year-end while we recognize certain expenses evenly throughout the year. Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared toward the benefit of our clients. Within our Real Estate Services (“RES”) segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended June 30, 2012 and 2011 are not indicative of what our results will be for the full fiscal year.

(2) New Accounting Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the components of net income and other comprehensive income either in a single continuous statement or in two consecutive statements. To meet the requirements of ASU 2011-05, we have presented other comprehensive (loss) income and its components in our consolidated statement of comprehensive (loss) income starting in 2012.

(3) Revenue Recognition
We earn revenue from the following principal sources:

•	Transaction commissions;
•	Advisory and management fees;
•	Incentive fees;
•	Project and development management fees; and
•	Construction management fees.

We recognize transaction commissions related to leasing services and capital markets services as revenue when we provide the related service unless future contingencies exist. If future contingencies exist, we defer recognition of this revenue until the respective contingencies have been satisfied.

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

Construction management fees, which are gross construction services revenue net of subcontract costs, were $1.6 million and $2.2 million for the three months ended June 30, 2012 and 2011, respectively, and $3.3 million and $4.6 million for the six months ended June 30, 2012 and 2011 , respectively. Gross construction services revenue totaled $25.3 million and $31.3 million for the three months ended June 30, 2012 and 2011, respectively, and $57.1 million and $74.6 million for the six months ended June 30, 2012 and 2011, respectively. Subcontract costs totaled $23.7 million and $29.1 million for the three months ended June 30, 2012 and 2011, respectively, and $53.8 million and $70.0 million for the six months ended June 30, 2012 and 2011, respectively.

Included in our consolidated balance sheets were costs in excess of billings on uncompleted construction contracts of $4.6 million and $7.1 million in Trade receivables as of June 30, 2012 and December 31, 2011, respectively, and billings in excess of costs on uncompleted construction contracts of $4.1 million in Deferred income at both June 30, 2012 and December 31, 2011.

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

The majority of our service contracts are accounted for on a net basis. Total costs incurred and reimbursed by our clients for service contracts that were accounted for on a net basis were $342.1 million and $359.0 million for the three months ended June 30, 2012 and 2011, respectively, and $761.3 million and $728.3 million for the six months ended June 30, 2012 and 2011, respectively.

Contracts accounted for on a gross basis resulted in certain costs reflected in revenue and operating expenses of $69.1 million and $50.0 million for the three months ended June 30, 2012 and 2011, respectively, and $137.6 million and $96.8 million for the six months ended June 30, 2012 and 2011, respectively.

Certain of our management services which provide for fixed fees inclusive of personnel and other expenses incurred were accounted for on a net basis in 2011. In 2012, these management services revenue and expenses are presented on a gross basis. For the three and six months ended June 30, 2011, gross accounting for these management services would have added $18.7 million and $37.4 million, respectively, to both revenue and expense.

The presentation of expenses pursuant to all of these arrangements under either a gross or net basis has no impact on operating income, net income or cash flows.

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

For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses in a “net” presentation of “fee revenue” and “fee-based operating expense” more accurately reflects how we manage our expense base and operating margins. See Note 3, Revenue Recognition, for additional information on our gross and net accounting.  For segment reporting we also show Equity in (losses) earnings from real estate ventures within total segment revenue, since it is an integral part of our Investment Management segment. Finally, our measure of segment results also excludes restructuring charges and certain acquisition related costs.

The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results net of gross contract costs, with equity in (losses) earnings from real estate ventures, and without restructuring charges. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

Summarized unaudited financial information by business segment for the three and six months ended June 30, 2012 and 2011 is as follows ($ in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Real Estate Services
Americas
Segment revenue:
Revenue	$408,398	346,407	754,620	633,854
Equity in (losses) earnings	(258)	1,980	(208)	2,632
Total segment revenue	408,140	348,387	754,412	636,486

Gross contract costs	(21,465)	(1,761)	(38,715)	(3,314)
Total segment fee revenue	386,675	346,626	715,697	633,172

Operating expenses:
Compensation, operating and administrative expenses	359,256	306,353	683,806	575,908
Depreciation and amortization	10,496	9,558	20,380	19,466
Total segment operating expenses	369,752	315,911	704,186	595,374

Gross contract costs	(21,465)	(1,761)	(38,715)	(3,314)
Total fee-based segment operating expenses	348,287	314,150	665,471	592,060

Operating income	$38,388	32,476	50,226	41,112

Continued: Summarized unaudited financial information by business segment for the three and six months ended June 30, 2012 and 2011 is as follows ($ in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Real Estate Services
EMEA
Segment revenue:
Revenue	$249,318	218,178	462,495	386,421
Equity in losses	(85)	(197)	(70)	(309)
Total segment revenue	249,233	217,981	462,425	386,112

Gross contract costs	(26,625)	(22,931)	(52,964)	(43,535)
Total segment fee revenue	222,608	195,050	409,461	342,577

Operating expenses:
Compensation, operating and administrative expenses	230,597	205,970	448,092	382,280
Depreciation and amortization	5,683	5,593	11,885	10,503
Total segment operating expenses	236,280	211,563	459,977	392,783

Gross contract costs	(26,625)	(22,931)	(52,964)	(43,535)
Total fee-based segment operating expenses	209,655	188,632	407,013	349,248

Operating income (loss)	$12,953	6,418	2,448	(6,671)

Asia Pacific
Segment revenue:
Revenue	$204,513	214,378	390,876	379,827
Equity in earnings	62	94	114	94
Total segment revenue	204,575	214,472	390,990	379,921

Gross contract costs	(21,060)	(25,346)	(45,879)	(49,986)
Total segment fee revenue	183,515	189,126	345,111	329,935

Operating expenses:
Compensation, operating and administrative expenses	188,058	189,749	364,418	346,748
Depreciation and amortization	3,326	3,129	6,414	6,074
Total segment operating expenses	191,384	192,878	370,832	352,822

Gross contract costs	(21,060)	(25,346)	(45,879)	(49,986)
Total fee-based segment operating expenses	170,324	167,532	324,953	302,836

Operating income	$13,191	21,594	20,158	27,099

Investment Management
Segment revenue:
Revenue	$59,112	66,332	126,644	133,055
Equity in earnings (losses)	234	2,261	11,966	(249)
Total segment revenue	59,346	68,593	138,610	132,806

Operating expenses:
Compensation, operating and administrative expenses	48,782	52,194	100,488	106,812
Depreciation and amortization	457	1,070	943	1,621
Total segment operating expenses	49,239	53,264	101,431	108,433

Operating income	$10,107	15,329	37,179	24,373

Segment Reconciling Items:
Total segment revenue	$921,294	849,433	1,746,437	1,535,325
Reclassification of equity in (losses) earnings	(47)	4,138	11,802	2,168
Total revenue	921,341	845,295	1,734,635	1,533,157

Total segment operating expenses before restructuring charges	846,655	773,616	1,636,426	1,449,412
Restructuring charges	16,604	6,112	25,556	6,112
Operating income	$58,082	65,567	72,653	77,633

(5) Business Combinations, Goodwill and Other Intangible Assets

2012 Business Combinations Activity
In the first six months of 2012, we paid $14.4 million for acquisitions consisting of $2.8 million to acquire an Australian tenant advisory firm, MPS Property, and $11.6 million for contingent earn-out consideration for acquisitions completed in prior years. We also paid $31.7 million to satisfy deferred acquisition obligations, primarily for the 2011 King Sturge acquisition.

Terms of the MPS Property acquisition included (1) consideration subject only to the passage of time recorded as deferred business acquisition obligations at a current fair value of $1.3 million, and (2) additional consideration subject to earn-out provisions that will be paid only if certain conditions are achieved, recorded as a current liability, at its estimated fair value of $1.1 million. This acquisition resulted in goodwill of $5.0 million.

During the six months ended June 30, 2012, we finalized the purchase price allocation of the net assets acquired in the 2011 King Sturge acquisition resulting in $3.4 million of additional goodwill.

Earn-Out Payments
At June 30, 2012, we had the potential to make earn-out payments on 13 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $139.8 million at June 30, 2012. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will come due by the end of 2013, with the remaining payments coming due at various times through 2015.

Approximately $127.5 million of these potential earn-out payments are the result of acquisitions completed prior to the adoption of the fair value requirements for contingent consideration under ASC 805, “Business Combinations,” and thus will be recorded as additional purchase consideration if and when the contingency is met. Changes in the estimated fair value of the remaining $12.3 million of potential earn-out payments will result in increases or decreases in Operating, administrative and other expenses in our consolidated statements of comprehensive (loss) income. The fair value of these contingent payments is based on discounted cash flow models that reflect our projection of operating results of  each respective acquisition and are based on Level 3 inputs in the fair value hierarchy.

Goodwill and Other Intangible Assets
We have $1.8 billion of unamortized intangibles and goodwill as of June 30, 2012. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances are attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our intangible and goodwill balances. Of the $1.8 billion of unamortized intangibles and goodwill: (1) goodwill of $1.8 billion with indefinite useful lives is not amortized, (2) identifiable intangibles of $37.2 million will be amortized over their remaining finite useful lives, and (3) $8.6 million of identifiable intangibles with indefinite useful lives is not amortized.

The following table details, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Real Estate Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2012	$922,301	592,634	217,434	18,838	1,751,207
Additions, net of adjustments	6,315	9,143	5,033	-	20,491
Impact of exchange rate movements	(240)	(4,432)	(91)	43	(4,720)
Balance as of June 30, 2012	$928,376	597,345	222,376	18,881	1,766,978

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our identifiable intangibles ($ in thousands):

	Real Estate Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2012	$87,077	44,107	12,419	8,788	152,391
Additions	1,062	-	113	-	1,175
Adjustment for fully amortized intangibles	-	(3,700)	-	-	(3,700)
Impact of exchange rate movements	-	173	24	(39)	158
Balance as of June 30, 2012	$88,139	40,580	12,556	8,749	150,024

Accumulated Amortization
Balance as of January 1, 2012	$(64,662)	(24,104)	(10,887)	(148)	(99,801)
Amortization expense	(3,587)	(3,857)	(694)	-	(8,138)
Adjustment for fully amortized intangibles	-	3,700	-	-	3,700
Impact of exchange rate movements	-	(8)	(18)	3	(23)
Balance as of June 30, 2012	$(68,249)	(24,269)	(11,599)	(145)	(104,262)

Net book value as of June 30, 2012	$19,890	16,311	957	8,604	45,762

The following table shows the remaining estimated future amortization expense for our identifiable intangibles with finite useful lives at June 30, 2012 ($ in thousands):

2012 (6 months)	$4,828
2013	7,648
2014	6,776
2015	5,768
2016	2,531
2017	2,439
Thereafter	7,169
Total	$37,159

(6) Investments in Real Estate Ventures
As of June 30, 2012, we had total investments in real estate ventures of $210.8 million that we account for primarily under the equity method of accounting. Our investments are primarily co-investments in approximately 40 funds for which we also have an advisory agreement. Our ownership percentages in these investments generally range from less than 1% to approximately 15%.

We utilize two investment vehicles to facilitate the majority of our co-investment activity when we do not invest directly into a fund. LaSalle Investment Company I (“LIC I”) is our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At June 30, 2012, our maximum potential unfunded commitment to LIC I is $4.7 million (€3.7 million). LaSalle Investment Company II (“LIC II”) is our investment vehicle for substantially all co-investment commitments made after December 31, 2005. At June 30, 2012, LIC II has unfunded capital commitments to the underlying funds of $200.7 million, of which our 48.78% share is $97.9 million. The $97.9 million commitment is part of our maximum potential unfunded total commitment to LIC II at June 30, 2012 of $182.9 million. Exclusive of our LIC I and LIC II commitment structures, we have other potential unfunded commitment obligations, the maximum of which is $92.9 million as of June 30, 2012.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We expect that LIC I will draw down on our remaining commitment over the next one to two years to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to eight years as it enters into new commitments. Our Board of Directors has approved the use of our co-investment capital in particular situations to control existing real estate assets or portfolios to seed future investments within LIC II.

As of June 30, 2012, LIC II maintains a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $29.3 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $182.9 million. As of June 30, 2012, LIC II had $46.7 million of outstanding borrowings on the facility.

Our investments in real estate ventures include investments in entities classified as variable interest entities (“VIEs”) that we analyze for potential consolidation. We had investments of $11.0 million and $22.3 million at June 30, 2012 and December 31, 2011, respectively, in entities classified as VIEs. We evaluate each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity’s economic performance.  In each case, we determined that we either (a) did not have the power to direct the key activities or (b) shared power with investors, lenders, or other actively-involved third parties. Additionally, our exposure to loss in these VIEs is limited to the amount of our investment in the entities. Therefore, we concluded that we would not be deemed to (1) have a controlling financial interest in or (2) be the primary beneficiary of these VIEs. Accordingly, we do not consolidate these VIEs in our consolidated financial statements.

Impairment
We review our investments in real estate ventures that are accounted for under the equity method of accounting on a quarterly basis for indications of (1) whether the carrying value of the real estate assets underlying our investments in real estate ventures may not be recoverable or (2) whether our equity in these investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. Equity in (losses) earnings from real estate ventures included impairment charges of $2.7 million and $1.1 million, for the three months ended June 30, 2012 and 2011, respectively, and $4.3 million and $2.9 million, for the six months ended June 30, 2012 and 2011, respectively, representing our share of the impairment charges against individual assets held by our real estate ventures.

Fair Value
Starting in the third quarter of 2011, we elected the fair value option for certain investments in real estate ventures because we believe the fair value accounting method more accurately represents the value and performance of these investments. At June 30, 2012 and December 31, 2011, we had $32.7 million and $35.4 million, respectively, of investments that were accounted for under the fair value method. For investments in real estate ventures for which the fair value option has been elected, we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reflected as gains or losses in our consolidated statements of comprehensive (loss) income within Equity in (losses) earnings from real estate ventures. For the three and six months ended June 30, 2012 we recognized fair value losses of $1.6 million and $1.2 million, respectively, and no fair value adjustments were recognized during the three and six months ended June 30, 2011. The fair value of these investments is based on discounted cash flow models and other assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets and is primarily based on inputs that are Level 3 inputs in the fair value hierarchy. See Note 9, Fair Value Measurements, for further detail on our fair value accounting.

The following table shows the current year movements in our investments in real estate ventures that are accounted for under the fair value accounting method ($ in thousands):

Fair value investments as of January 1, 2012	$35,430
Investments	1,816
Distributions	(3,072)
Net fair value loss	(1,248)
Foreign currency translation adjustments, net	(199)
Fair value investments as of June 30, 2012	$32,727

(7) Stock-based Compensation

Restricted Stock Unit Awards
Along with cash based-salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program for Company officers, managers and professionals.

Historically a significant portion of restricted stock units granted each year have been granted in the first quarter of the year under our Stock Ownership Program (the “SOP”). The SOP generally required that from 10% to 20% of incentive compensation (or “bonus”) of our senior-most 5% of employees be deferred and delivered in restricted stock units. Under the SOP plan we have granted approximately 365,000, 212,000 and 297,000 shares of restricted stock in the first quarters of 2012, 2011 and 2010, respectively. In the second quarter of 2012, we terminated the SOP in connection with incentive compensation payments for 2012 performance. Since the start of the SOP, our employee population has grown significantly and other aspects of our compensation programs have evolved, as a result of which we have determined that (1) there are other more targeted and strategic approaches we can take in order to enhance our equity incentive compensation programs, and (2) we can do so in a way that will be less dilutive to shareholders than the SOP would be if we continued this plan. We anticipate that the termination of the SOP will significantly change the timing and number of restricted stock units granted annually starting in 2013.

Restricted stock unit activity for the three months ended June 30, 2012 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Shares	Grant Date	Remaining	Intrinsic Value
	(thousands)	Fair Value	Contractual Life	($ in millions)
Unvested at April 1, 2012	1,703.7	$68.59
Granted	16.0	70.49
Vested	(3.5)	116.79
Forfeited	(4.1)	71.88
Unvested at June 30, 2012	1,712.1	$68.50	2.06 years	$136.8
Unvested shares expected to vest	1,660.4	$68.51	2.06 years	$132.7

Restricted stock unit activity for the six months ended June 30, 2012 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Shares	Grant Date	Remaining	Intrinsic Value
	(thousands)	Fair Value	Contractual Life	($ in millions)
Unvested at January 1, 2012	1,362.3	$66.29
Granted	577.2	66.99
Vested	(217.4)	50.31
Forfeited	(10.0)	76.51
Unvested at June 30, 2012	1,712.1	$68.50	2.06 years	$136.8
Unvested shares expected to vest	1,660.4	$68.51	2.06 years	$132.7

We determine the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of June 30, 2012, we had $42.4 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units outstanding at June 30, 2012 over varying periods into 2017.

Shares vesting during the three months ended June 30, 2012 and 2011 had grant date fair values of $0.4 million and $1.7 million, respectively. Shares vesting during the six months ended June 30, 2012 and 2011 had grant date fair values of $10.9 million and $18.2 million, respectively.

Other Stock Compensation Programs
The Jones Lang LaSalle Savings Related Share Option Plan (“Save As You Earn” or “SAYE”) is for eligible employees of our United Kingdom and Ireland based operations. Under this plan, employees make an annual election to contribute to the plan to purchase stock at a 15% discount from the market price at the beginning of the plan’s three and five year vesting periods. In June 2012, we issued approximately 127,400 options under the SAYE plan at an exercise price of $59.26. In March 2011, we issued approximately 17,000 options at an exercise price of $83.72.  At June 30, 2012, there were approximately 251,700 options outstanding under the SAYE plan.

(8) Retirement Plans
We maintain five contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31st measurement date for our plans.  Net periodic pension cost consisted of the following for the three and six months ended June 30, 2012 and 2011 ($ in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Employer service cost – benefits earned during the period	$992	835	1,984	1,645
Interest cost on projected benefit obligation	3,537	2,809	7,067	5,556
Expected return on plan assets	(4,315)	(3,415)	(8,620)	(6,757)
Net amortization of deferrals	523	321	1,045	636
Recognized actuarial loss	39	56	78	112
Net periodic pension cost	$776	606	1,554	1,192

The expected return on plan assets, included in net periodic pension cost, is based on forecasted long-term rates of return on plan assets of each individual plan; expected returns range from 5.4% to 7.0%.

For the three and six months ended June 30, 2012, we made payments of $2.2 million and $4.6 million, respectively, to these plans.  We expect to contribute an additional $7.2 million to these plans in the last six months of 2012, for a total of $11.2 million in 2012. We made $19.8 million of contributions to these plans in 2011, including $11.8 million of contributions to the plan acquired from King Sturge in May 2011.

(9) Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures,” establishes a framework for measuring fair value in generally accepted accounting principles and establishes the following three-tier fair value hierarchy:

•	Level 1. Observable inputs such as quoted prices for identical assets or liabilities in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair value of these contracts based on current market rates at each balance sheet date.  The inputs for these valuation techniques are primarily Level 2 inputs. At June 30, 2012, these forward exchange contracts had a gross notional value of $1.6 billion ($666.6 million on a net basis) and were recorded on our consolidated balance sheet as a current asset of $9.1 million and a current liability of $6.5 million. At December 31, 2011, these forward exchange contracts had a gross notional value of $1.7 billion ($758.2 million on a net basis) and were recorded on our consolidated balance sheet as a current asset of $4.2 million and a current liability of $5.6 million. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are off-set by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the net impact to earnings was not significant. The revaluations of the foreign currency forward contracts outstanding at June 30, 2012 and 2011 resulted in net gains of $2.6 million and $3.2 million, respectively.

We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. The values of the assets and liabilities of this plan are determined based on the returns of certain mutual funds and other securities. The inputs for these valuations are primarily Level 2 inputs in the fair value hierarchy. This plan is recorded on our consolidated balance sheet at June 30, 2012 as Other long-term assets of $49.5 million, Other long-term liabilities of $52.7 million, and as a reduction of equity, Shares held in trust, of $7.2 million. This plan is recorded on our consolidated balance sheet at December 31, 2011 as Other long-term assets of $39.1 million, Other long-term liabilities of $46.7 million, and as a reduction of equity, Shares held in trust, of $7.8 million.

See Note 6, Investments in Real Estate Ventures, for fair value measurements relating to our investments in real estate ventures. Also, see Note 5, Business Combinations, Goodwill and Other Intangible Assets, for fair value measurements related to our earn-out obligations that are valued based on the fair value requirements for contingent consideration under ASC 805, “Business Combinations”.

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

The estimated fair value of our borrowings under our credit facility approximates their carrying value due to their variable interest rate terms. At June 30, 2012, we have no recurring fair value measurements for financial assets and liabilities that are based on Level 3 inputs.

(10) Debt
We have a $1.1 billion unsecured revolving credit facility (the “Facility”) that matures in June 2016. We had $619.0 million and $463.0 million outstanding under the Facility, at June 30, 2012 and December 31, 2011, respectively. The average outstanding borrowings under the Facility were $760.0 million and $435.8 million during the three months ended June 30, 2012 and 2011, respectively, and $661.0 million and $332.2 million during the six months ended June 30, 2012 and 2011, respectively.

The pricing on the Facility ranges from LIBOR plus 112.5 basis points to LIBOR plus 225.0 basis points. As of June 30, 2012, pricing on the Facility was LIBOR plus 162.5 basis points. The effective interest rate on our debt was 1.5% and 1.9%, during the three months ended June 30, 2012 and 2011, respectively, and 1.6% and 2.1%, during the six months ended June 30, 2012 and 2011, respectively.

We remain in compliance with all covenants under our Facility as of June 30, 2012. The Facility requires us to maintain a leverage ratio that does not exceed 3.50 to 1 through September 2013 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 3.00 to 1.

In addition to our Facility, we have the capacity to borrow up to an additional $45.4 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $19.6 million and $65.1 million at June 30, 2012 and December 31, 2011, respectively, of which $16.1 million and $38.7 million at June 30, 2012 and December 31, 2011, respectively, was attributable to local overdraft facilities.

(11) Earnings Per Share and Net Income Attributable to Common Shareholders
We calculate earnings per share by dividing net income available to common shareholders by weighted average shares outstanding. To calculate net income attributable to common shareholders, we subtract dividend-equivalents (net of tax) paid on outstanding but unvested shares of restricted stock units from net income in the period the dividend is declared. Included in the calculations of net income attributable to common shareholders are dividend-equivalents of $0.3 million net of tax, declared and paid in the three months ended June 30, 2012, and $0.2 million net of tax, declared and paid in the three months ended June 30, 2011.

The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive impact of common stock equivalents. Common stock equivalents consist of shares to be issued under employee stock compensation programs.

The following table details the calculations of basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011 ($ in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Net income attributable to the Company	$37,441	44,096	51,464	45,586
Dividends on unvested common stock, net of tax benefit	253	236	253	236
Net income attributable to common shareholders	$37,188	43,860	51,211	45,350

Basic weighted average shares outstanding	43,718,678	42,933,918	43,661,976	42,890,599
Basic income per common share before dividends on unvested common stock	0.86	1.03	1.18	1.06
Dividends on unvested common stock, net of tax benefit	(0.01)	(0.01)	(0.01)	-
Basic earnings per common share	$0.85	1.02	1.17	1.06

Diluted weighted average shares outstanding	44,847,350	44,473,320	44,725,914	44,390,612
Diluted income per common share before dividends on unvested common stock	$0.83	0.99	1.15	1.03
Dividends on unvested common stock, net of tax benefit	-	-	(0.01)	(0.01)
Diluted earnings per common share	$0.83	0.99	1.14	1.02

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

When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost when probable and estimable. The accrual for professional indemnity insurance claims facilitated through our captive insurance company which relates to multiple years was $0.8 million and $0.7 million, net of receivables, as of June 30, 2012 and December 31, 2011, respectively.

(13) Restructuring and Acquisition Charges
For the three and six months ended June 30, 2012, we recognized $16.6 million and $25.6 million, respectively, of restructuring and acquisition integration costs consisting of (1) severance, (2) King Sturge employee retention bonuses, (3) lease exit charges, and (4) other acquisition and information technology integration costs.

For the three and six months ended June 30, 2011, we recognized $6.1 million of restructuring and acquisition integration costs related to the King Sturge acquisition.

The following table shows the restructuring and acquisition accrual activity, and the related payments made during the six months ended June 30, 2012 and 2011 ($ in thousands):

				Other
		Retention	Lease	Acquisition
	Severance	Bonuses	Exit	Costs	Total
January 1, 2012	$11,712	7,555	7,912	4,778	31,957
Accruals	2,973	6,687	6,634	9,262	25,556
Fixed asset disposals	-	-	-	(1,706)	(1,706)
Payments made	(9,449)	(2,162)	(1,172)	(5,646)	(18,429)
June 30, 2012	$5,236	12,080	13,374	6,688	37,378

				Other
		Retention	Lease	Acquisition
	Severance	Bonuses	Exit	Costs	Total
January 1, 2011	$4,267	-	546	-	4,813
Accruals	-	3,154	-	2,958	6,112
Payments made	(3,365)	-	(528)	(1,941)	(5,834)
June 30, 2011	$902	3,154	18	1,017	5,091

We expect that accrued severance and accrued acquisition and other costs will be paid during 2012.  Payments relating to accrued retention bonuses will be made periodically through the second quarter of 2014.  Lease exit payments are dependent on the terms of various leases, which extend as far as 2017.

(14) Subsequent Events
In July 2012, we completed two acquisitions. We acquired 360 Commercial Partners, an Orange County, California based real estate services firm that specializes in industrial sales and leasing. We also acquired Credo Real Estate, a Singapore-based real estate advisory firm specializing in collective and residential sales, valuations, auctions, research and consultancy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and six months ended June 30, 2012, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, which are included in our 2011 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com). You should also refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our 2011 Annual Report on Form 10-K.

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
(5) Liquidity and capital resources.

Summary of Critical Accounting Policies and Estimates
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2 of notes to consolidated financial statements in our 2011 Annual Report for a complete summary of our significant accounting policies.

The preparation of our financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting periods. These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure they are reasonable. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.

Asset Impairments
We have recorded goodwill and other identified intangibles from a series of acquisitions. We also invest in certain real estate ventures that own and operate commercial real estate. We have investments in approximately 40 separate property or fund co-investments with which we have an advisory agreement. Our ownership percentages in these investments range from less than 1% to approximately 15%.

Goodwill — We evaluate goodwill for impairment annually by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. During our last annual impairment test, in the third quarter of 2011, we determined that no indicators of impairment existed primarily because (1) our market capitalization has consistently exceeded our book value by a significant margin, (2) our overall financial performance has been solid and improving in the face of mixed economic environments, and (3) forecasts of operating income, EBITDA and cash flows generated by our reporting units appear sufficient to support the book values of net assets of the reporting units.

In addition to an annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred.

It is possible our determination that goodwill for a reporting unit is not impaired could change in the future if both economic conditions and our operating performance deteriorate. We will continue to monitor the relationship between the Company’s market capitalization and book value, as well as the ability of our reporting units to deliver current and projected operating income, EBITDA and cash flows sufficient to support the book values of the net assets of their respective businesses.

Investments in Real Estate Ventures — We review investments in real estate ventures accounted for under the equity method of accounting on a quarterly basis for indications of (1) whether the carrying value of the real estate assets underlying our investments in real estate ventures may be recoverable or (2) whether our equity in these investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment.

Equity in (losses) earnings from real estate ventures included impairment charges of $2.7 million and $1.1 million, for the three months ended June 30, 2012 and 2011, respectively, and $4.3 million and $2.9 million, for the six months ended June 30, 2012 and 2011, respectively, representing our share of the impairment charges against individual assets held by our real estate ventures. It is reasonably possible that if real estate values decline we may incur impairment charges on our investments in real estate ventures in future periods.

For investments in real estate ventures for which the fair value option has been elected, we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reflected as gains or losses in our consolidated statement of comprehensive (loss) income within Equity in (losses) earnings from real estate ventures. For the three and six months ended June 30, 2012 we recognized fair value losses of $1.6 million and $1.2 million, respectively, and no fair value adjustments were recognized during the three and six months ended June 30, 2011. It is reasonably possible that if real estate values decline we may incur charges as the fair value of these investments decrease.

Self-Insurance Programs
In our Americas business we have chosen to retain certain risks regarding health insurance and workers’ compensation rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future developments. We supplement our traditional global insurance program by the use of a captive insurance company to provide professional indemnity and employment practices insurance on a “claims made” basis. Professional indemnity claims can be complex and take a number of years to resolve, making it difficult to estimate the ultimate cost of these claims.

●    Health Insurance – We self-insure our health benefits for all U.S.-based employees, although we purchase stop-loss coverage on an annual basis to limit our exposure. We self-insure because we believe that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We estimate our full-year health costs at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we estimate the required reserve for unpaid health costs required at year-end.

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The accrual balances for open medical claims related to 2012 and 2011 are $13.5 million and $2.1 million, respectively, at June 30, 2012.  At December 31, 2011 our accrual balance for medical claims was $11.5 million.

The table below sets out certain information related to the cost of the health insurance program for the three months and six months ended June 30, 2012 and 2011 ($ in millions):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Expense to Company	$8.0	8.9	17.0	16.5
Employee contributions	2.4	2.7	5.2	5.0
Adjustment to prior year reserve	-	0.4	-	0.4
Total program cost	$10.4	12.0	22.2	21.9

●    Workers’ Compensation Insurance – Given our historical experience that our workforce has had fewer injuries than is normal for our industry, we have been self-insured for workers’ compensation insurance for a number of years. We purchase stop-loss coverage to limit our exposure to large, individual claims. We accrue workers’ compensation expense using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The credits taken to income through the three months ended June 30, 2012 and 2011 were $1.0 million and $0.8 million, respectively. The credits taken to income through the six months ended June 30, 2012 and 2011 were $2.0 million and $1.5 million, respectively. Our accruals for workers compensation claims, which can relate to multiple years, were $17.1 million and $17.5 million, as of June 30, 2012 and December 31, 2011, respectively.

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

The accrual for professional indemnity insurance claims facilitated through our captive insurance company which relates to multiple years was $0.8 million and $0.7 million, net of receivables, as of June 30, 2012 and December 31, 2011, respectively.

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

Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability, as local statutory tax rates range from 10% to 40% in the countries in which we have significant operations. We evaluate our estimated annual effective tax rate on a quarterly basis to reflect forecasted changes in:

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

Based on our forecasted results for the full year, we have estimated an effective tax rate of approximately 25.4% for 2012 due to the mix of our income and the impact of tax planning activities. Lower tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) contributing most significantly to our estimated effective tax rate include The Netherlands (25%), The People’s Republic of China (25%), Russia (20%), Poland (19%), Singapore (17%), Hong Kong (16.5%), and Cyprus (10%). We estimate that these low rate jurisdictions will contribute over half of the difference between our forecasted income tax provision for international earnings and the equivalent provision at the United States statutory rate.

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

Equity in (losses) earnings from real estate ventures also may vary substantially from period to period for a variety of reasons, including as a result of (1) impairment charges, (2) changes in fair value, (3) realized gains or losses on asset dispositions, or (4) incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.

The comparability of these items can be seen in Note 4, Business Segments, of the notes to consolidated financial statements and is discussed further in Segment Operating Results included herein.

Transactional-Based Revenue
Transactional-based services for  leasing, real estate investment banking, capital markets activities and other transactional-based services within our RES businesses increase the variability of the revenue we receive that relate to the size and timing of our clients’ transactions from period to period. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter.

Foreign Currency
We conduct business using a variety of currencies, but report our results in U.S. dollars, as a result of which the volatility of currencies against the U.S. dollar may positively or negatively impact our reported results. This volatility can make it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations, because these results may demonstrate a rate of growth or decline that might not have been consistent with the real underlying rate of growth or decline in the local operations. As a result, we provide information about the impact of foreign currencies in the period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition in the Results of Operations section below.

Seasonality
Our quarterly revenue and profits tend to grow progressively by quarter throughout the year. This is the result of a general focus in the real estate industry on completing transactions by fiscal year-end and the fact that certain of our expenses are constant throughout the year.

Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared towards the benefit of our clients. Within our RES segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended June 30, 2012 and 2011 are not indicative of the results to be obtained for the full fiscal year.

Termination of Stock Ownership Program
We have terminated our Stock Ownership Program (the “SOP”) in connection with incentive compensation (or “bonus”) payments for 2012 performance. Since the start of the SOP, our employee population has grown significantly and other aspects of our compensation programs have evolved, as a result of which we have determined that (1) there are other more targeted and strategic approaches we can take in order to enhance our equity incentive compensation programs, and (2) we can do so in a way that will be less dilutive to shareholders than the SOP would be if we continued this plan.

In prior years, the SOP has been a mandatory element of the incentive compensation for approximately the senior-most 5% of the Company’s employees. The SOP generally required that from 10% to 20% of incentive compensation, including annual bonuses and periodic commission payments, be deferred and delivered in restricted stock units, rather than paid immediately in cash. Half of the restricted stock units granted under the SOP vested eighteen months from January 1st in the year following the year of performance, and the remaining half vested thirty months from that date. We amortized related compensation cost to expense over the service period consisting of the 12 months of the year to which payment of restricted stock relates, plus the periods over which the restricted stock units vest.

Although we have terminated the SOP, we will continue to require at least 15% of annual incentive compensation for members of the Global Executive Committee to be paid in restricted stock units, and we will continue to amortize related compensation costs to expense over the service period consisting of the 12 months of the year which payment of restricted stock relates, plus the period over which the restricted stock units vest.

In prior years the SOP resulted in the deferral of applicable incentive compensation over the service period, whereas the termination of this program will result in all incentive compensation expense for 2012 being recognized in 2012, with no SOP deferral as we have recognized in prior years. If the SOP had been eliminated in 2011, the comparative impact on our 2011 operating results would have been to increase expense by $2.9 million and $4.4 million, for the three and six months ended June 30, 2011, respectively. The impact on our 2011 full year operating results would have been an increase in expense of $12.4 million.

Results of Operations

Reclassifications
We report “Equity in (losses) earnings from real estate ventures” in our consolidated statement of comprehensive (loss) income after Operating income. However, for segment reporting we reflect Equity in earnings (losses) from real estate ventures within Total revenue. Also, vendor and subcontract costs on certain client assignments in property and facilities management, and project and development services (“gross contract costs”), are presented on a gross basis in our consolidated statement of comprehensive (loss) income, but are excluded from revenue and operating expenses in determining “fee revenue” and “fee-based operating expenses,” in our segment reporting. See Note 4, Business Segments, of the notes to consolidated financial statements for Equity in (losses) earnings from real estate ventures reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 4) measures segment results with Equity in (losses) earnings from real estate ventures included in segment revenue.

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

In order to provide more meaningful year-over-year comparisons of our reported results, we have included in the table below both the U.S. dollar and local currency movements in the consolidated statements of earnings.

	Three Months	Three Months				% Change
	Ended	Ended	Change in			in Local
($ in millions)	June 30, 2012	June 30, 2011	U.S. dollars			Currency
Revenue
Real Estate Services:
Leasing	$299.0	281.4	17.6	6%			10%
Capital Markets and Hotels	115.7	103.2	12.5	12%			17%
Property & Facility Management (1)	199.0	179.2	19.8	11%			15%
Project & Development Services (1)	87.0	78.8	8.2	10%			15%
Advisory, Consulting and Other	92.4	86.4	6.0	7%			11%
LaSalle Investment Management	59.1	66.3	(7.2)	(11%)			(8%)
Fee revenue	$852.2	795.3	56.9	7%			11%
Gross contract costs	69.1	50.0	19.1	38%			47%
Total revenue	$921.3	845.3	76.0	9%			13%

Operating expenses, excluding gross contract costs	757.5	704.2	53.3	8%			11%
Gross contract costs	69.1	50.0	19.1	38%			47%
Depreciation and amortization	20.0	19.4	0.6	3%			6%
Restructuring and acquisition charges	16.6	6.1	10.5	n.	m.	n.	m.
Total operating expenses	863.2	779.7	83.5	11%			15%

Operating income	$58.1	65.6	(7.5)	(11%)			(7%)
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

	Six Months	Six Months				% Change
	Ended	Ended	Change in			in Local
($ in millions)	June 30, 2012	June 30, 2011	U.S. dollars			Currency
Revenue
Real Estate Services:
Leasing	$529.2	492.2	37.0	8%			10%
Capital Markets and Hotels	204.5	169.4	35.1	21%			24%
Property & Facility Management (1)	399.9	345.4	54.5	16%			18%
Project & Development Services (1)	165.4	145.9	19.5	13%			17%
Advisory, Consulting and Other	171.4	150.3	21.1	14%			16%
LaSalle Investment Management	126.7	133.0	(6.3)	(5%)			(3%)
Fee revenue	$1,597.1	1,436.2	160.9	11%			14%
Gross contract costs	137.6	96.9	40.7	42%			49%
Total revenue	$1,734.7	1,533.1	201.6	13%			16%

Operating expenses, excluding gross contract costs	1,459.2	1,314.8	144.4	11%			13%
Gross contract costs	137.6	96.9	40.7	42%			49%
Depreciation and amortization	39.6	37.7	1.9	5%			7%
Restructuring and acquisition charges	25.6	6.1	19.5	n.	m.	n.	m.
Total operating expenses	1,662.0	1,455.5	206.5	14%			17%

Operating income	$72.7	77.6	(4.9)	(6%)			(4%)
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

Revenue for the second quarter of 2012 grew 9% over the second quarter of 2011, 13% in local currency. Capital Markets & Hotels revenue grew 17% in local currency driven by growth in the Americas and EMEA partially offset by a decline in Asia Pacific, where comparable revenue for Hotels in the second quarter of 2011 was significantly higher than in 2012. Leasing revenue increased 10% in local currency driven by 20% growth in EMEA and 10% growth in the Americas. Despite slower transactional revenue in Asia Pacific during the quarter, the region’s annuity revenue from Property & Facility Management built over the last several years has resulted in a stable base profit performance. LaSalle Investment Management’s advisory fees were lower compared with the second quarter of 2011, impacted by the sale of a fund in Asia in the first quarter and the reduction of other funds in 2011, but were consistent with the first quarter of 2012.

A portion of the consolidated revenue growth in the quarter resulted from new and expanded contracts in the Property & Facility Management and Project & Development Services (“PDS”) business lines for which U.S. GAAP gross accounting is required.  Gross contract costs, which are included in both revenue and expenses, totaled $69 million in the second quarter of 2012, compared with $50 million in the second quarter last year. Excluding these costs from revenue and operating expenses more accurately reflects how the firm manages its expense base and its operating margins. On a fee revenue basis, consolidated firm revenue grew 11% in local currency, to $852 million, compared with the same period last year.

Consolidated year-to-date revenue rose to $1.7 billion, 13% higher than the first six months of 2011, 16% in local currency.  Fee revenue for the first six months of 2012 was $1.6 billion, an increase of 11%, 14% in local currency.

Operating expenses, excluding restructuring and acquisition charges, were $847 million for the quarter, an increase of 9%, 13% in local currency, compared with $774 million in 2011. The increase was driven by higher compensation resulting from increased headcount over the prior year, principally due to the King Sturge merger, as well as higher variable compensation resulting from improved transactional revenue. Compensation expense was impacted by the firm’s previously disclosed decision to eliminate its Stock Ownership Program (“SOP”), which resulted in approximately $4 million more compensation expense during the quarter.  Total operating expenses were also driven by increased variable costs to support client wins and to continue building the firm’s pipeline for 2012.  Fee-based operating expenses, excluding restructuring and acquisition charges, were $778 million for the quarter, an increase of 7% in U.S. dollars and 11% in local currency, compared with $724 million in the second quarter of 2011.

Second-quarter results included $17 million of restructuring and acquisition charges, primarily related to integration costs for the second-quarter 2011 acquisition of King Sturge as we finalize merging operations and lease exit costs as we consolidate office space in EMEA. Second-quarter results also included $2 million of intangibles amortization related to the acquisition.

For the year to date, fee-based operating expenses excluding restructuring and acquisition charges were $1.5 billion, an increase of 11% from last year, 13% in local currency. Operating income margin year-to-date calculated on fee revenue, adjusting for restructuring and acquisition charges, and King Sturge intangible amortization of $4 million and $2 million for 2012 and 2011, respectively, was 6.4% for 2012, compared with 5.9% for 2011.

The firm’s net debt position, which includes deferred acquisition obligations, decreased by $66 million during the second quarter to $802 million. Net interest expense was $7.5 million, down from $9.6 million in the second quarter of 2011.  On a year-to-date basis, net interest expense was $14.9 million, down $2.7 million compared with 2011, reflecting continued disciplined management of the firm’s investment-grade balance sheet.

Equity in (losses) earnings from real estate ventures resulted in a loss of less than $0.1 million and income of $11.8 million for the three and six months ended June 30, 2012, respectively, compared to income of $4.1 million and $2.2 million for the three and six months ended June 30, 2011, respectively. The year to date increase in equity earnings in 2012 was primarily due to first quarter earnings related to the sale of assets within an Investment Management fund in Japan. The decrease in second quarter equity earnings, compared to the prior year, was primarily due an increase in impairment charges in 2012 and gains recognized on asset sales in the second quarter of 2011.

The effective tax rate for the three and six months ended June 30, 2012, and our forecasted tax rate for 2012, is 25.4%.

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

Real Estate Services

Americas

	Three Months	Three Months				Change in
	Ended	Ended	Change in			Local
($ in millions)	June 30, 2012	June 30, 2011	U.S. dollars			Currency
Leasing	$187.0	171.7	15.3	9%			10%
Capital Markets and Hotels	42.1	31.4	10.7	34%			37%
Property & Facility Management (1)	86.1	76.0	10.1	13%			15%
Project & Development Services (1)	44.9	40.8	4.1	10%			12%
Advisory, Consulting and Other	26.8	24.8	2.0	8%			8%
Equity in (losses) earnings	(0.3)	2.0	(2.3)	n.	m.	n.	m.
Fee revenue	$386.6	346.7	39.9	12%			13%
Gross contract costs	21.5	1.7	19.8	n.	m.	n.	m.
Total revenue	$408.1	348.4	59.7	17%			18%

Operating expenses, excluding gross contract costs	$348.2	314.2	34.0	11%			12%
Gross contract costs	21.5	1.7	19.8	n.	m.	n.	m.
Operating income	$38.4	32.5	5.9	18%			21%
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

	Six Months	Six Months				Change in
	Ended	Ended	Change in			Local
($ in millions)	June 30, 2012	June 30, 2011	U.S. dollars			Currency
Leasing	$336.6	315.9	20.7	7%			7%
Capital Markets and Hotels	70.0	51.2	18.8	37%			39%
Property & Facility Management (1)	175.2	146.5	28.7	20%			21%
Project & Development Services (1)	84.4	77.9	6.5	8%			9%
Advisory, Consulting and Other	49.7	39.0	10.7	27%			24%
Equity in (losses) earnings	(0.2)	2.6	(2.8)	n.	m.	n.	m.
Fee revenue	$715.7	633.1	82.6	13%			14%
Gross contract costs	38.7	3.4	35.3	n.	m.	n.	m.
Total revenue	$754.4	636.5	117.9	19%			19%

Operating expenses, excluding gross contract costs	$665.5	592.0	73.5	12%			13%
Gross contract costs	38.7	3.4	35.3	n.	m.	n.	m.
Operating income	$50.2	41.1	9.1	22%			24%
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

Second-quarter revenue in the Americas region was $408 million, an increase of 18% in U.S. dollars over the prior year; on a fee revenue basis, revenue increased 12% compared with the prior year. The growth was broad-based across Leasing, which increased 9% in U.S. dollars due to an increase in market share as overall office leasing volumes decreased 11% in the United States; Capital Markets & Hotels, which increased 34% in U.S. dollars; and Property & Facility Management, which increased 13% in U.S. dollars on a fee revenue basis in the quarter. Revenue in Latin America increased, notably due to improved performance in Mexico compared with the second quarter of 2011. Year-to-date fee revenue for the Americas was $716 million, an increase of 13%  in U.S. dollars from $633 million last year.

Operating expenses were $370 million in the second quarter, a 17% increase in U.S. dollars over the prior year.  Fee-based operating expenses increased 11% in U.S. dollars over the second quarter of 2011. The year-over-year increase was due to higher fixed compensation costs associated with a larger employee base as well as higher commission expenses related to improved Leasing and Capital Markets & Hotels revenue and the impact of the SOP elimination. Americas operating income improved to $38 million for the quarter, up from $32 million in 2011.  Operating income margin, calculated on a fee revenue basis, improved to 9.9% in 2012 compared with 9.4% in 2011.

Year-to-date fee-based operating expenses for the first half of the year were $665 million, compared with $592 million in 2011, a 12% increase in U.S. dollars. Operating income margin for the first half of 2012 calculated on a fee revenue basis was 7.0%, compared with 6.5% last year.

EMEA

	Three Months	Three Months				Change in
	Ended	Ended	Change in			Local
($ in millions)	June 30, 2012	June 30, 2011	U.S. dollars			Currency
Leasing	$66.4	60.5	5.9	10%			20%
Capital Markets and Hotels	49.8	38.0	11.8	31%			39%
Property & Facility Management (1)	37.9	34.4	3.5	10%			18%
Project & Development Services (1)	25.8	23.3	2.5	11%			20%
Advisory, Consulting and Other	42.8	39.1	3.7	9%			18%
Equity in losses	(0.1)	(0.2)	0.1	n.	m.	n.	m.
Fee revenue	$222.6	195.1	27.5	14%			23%
Gross contract costs	26.6	22.9	3.7	16%			29%
Total revenue	$249.2	218.0	31.2	14%			24%

Operating expenses, excluding gross contract costs	$209.7	188.7	21.0	11%			19%
Gross contract costs	26.6	22.9	3.7	16%			29%
Operating income	$12.9	6.4	6.5	102%			128%
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

	Six Months	Six Months				Change in
	Ended	Ended	Change in			Local
($ in millions)	June 30, 2012	June 30, 2011	U.S. dollars			Currency
Leasing	$113.7	97.6	16.1	16%			24%
Capital Markets and Hotels	89.1	66.7	22.4	34%			40%
Property & Facility Management (1)	75.6	64.9	10.7	16%			22%
Project & Development Services (1)	50.0	41.1	8.9	22%			29%
Advisory, Consulting and Other	81.1	72.6	8.5	12%			18%
Equity in losses	(0.1)	(0.3)	0.1	n.	m.	n.	m.
Fee revenue	$409.4	342.6	66.8	19%			26%
Gross contract costs	53.0	43.5	9.5	22%			31%
Total revenue	$462.4	386.1	76.3	20%			27%

Operating expenses, excluding gross contract costs	$407.0	349.3	57.7	17%			23%
Gross contract costs	53.0	43.5	9.5	22%			31%
Operating income (loss)	$2.4	(6.7)	9.1	n.	m.	n.	m.
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

EMEA’s revenue in the second quarter of 2012 was $249 million, an increase of 14%, but 24% in local currency, and revenue growth on a fee revenue basis was 23% in local currency. Leasing and Capital Markets & Hotels revenue were up 20% and 39% in local currency, respectively, and all service lines benefited from the successful King Sturge merger. On a country basis, revenue increases were driven by the UK, Germany and Russia compared with the second quarter of 2011. Year-to-date fee revenue was $409 million, an increase of 19%, 26% in local currency.

Operating expenses, which include $2 million of King Sturge intangibles amortization, were $236 million for the second quarter, an increase of 12% from the prior year, 20% in local currency. Operating expenses also include nearly $4 million of additional gross contract costs related to the PDS business line, compared with the second quarter of 2011. Fee-based operating expenses increased 11% over the second quarter of 2011, 19% in local currency. The year-over-year increase was primarily due to increased compensation and operating costs after last year’s merger. On a fee revenue basis, EMEA’s adjusted operating income margin, which excludes King Sturge intangibles amortization, was 6.6% in the second quarter compared with 4.1% in 2011.

Year-to-date fee-based operating expenses were $407 million, compared with $349 million in 2011.  Included in operating expenses was $4 million of King Sturge intangibles amortization compared with $2 million in the first six months of 2011. Adjusting for this intangibles amortization, operating income margin calculated on a fee revenue basis was 1.5%, compared with an operating loss of 1.5% in 2011.

Asia Pacific

	Three Months	Three Months			Change in
	Ended	Ended	Change in		Local
($ in millions)	June 30, 2012	June 30, 2011	U.S. dollars		Currency
Leasing	$45.6	49.2	(3.6)	(7%)	(3%)
Capital Markets and Hotels	23.8	33.8	(10.0)	(30%)	(27%)
Property & Facility Management (1)	75.0	68.8	6.2	9%	12%
Project & Development Services (1)	16.3	14.7	1.6	11%	18%
Advisory, Consulting and Other	22.8	22.5	0.3	1%	4%
Equity in earnings	0.1	0.1	-	0%	0%
Fee revenue	$183.6	189.1	(5.5)	(3%)	1%
Gross contract costs	21.0	25.4	(4.4)	(17%)	(11%)
Total revenue	$204.6	214.5	(9.9)	(5%)	(1%)

Operating expenses, excluding gross contract costs	$170.4	167.5	2.9	2%	5%
Gross contract costs	21.0	25.4	(4.4)	(17%)	(11%)
Operating income	$13.2	21.6	(8.4)	(39%)	(36%)
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

	Six Months	Six Months				Change in
	Ended	Ended	Change in			Local
($ in millions)	June 30, 2012	June 30, 2011	U.S. dollars			Currency
Leasing	$78.9	78.7	0.2	0%			3%
Capital Markets and Hotels	45.4	51.5	(6.1)	(12%)			(11%)
Property & Facility Management (1)	149.1	134.0	15.1	11%			12%
Project & Development Services (1)	31.0	26.9	4.1	15%			19%
Advisory, Consulting and Other	40.6	38.7	1.9	5%			5%
Equity in earnings	0.1	0.1	-	n.	m.	n.	m.
Fee revenue	$345.1	329.9	15.2	5%			6%
Gross contract costs	45.9	50.0	(4.1)	(8%)			(4%)
Total revenue	$391.0	379.9	11.1	3%			5%

Operating expenses, excluding gross contract costs	$324.9	302.8	22.1	7%			9%
Gross contract costs	45.9	50.0	(4.1)	(8%)			(4%)
Operating income	$20.2	27.1	(6.9)	(25%)			(24%)
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

Revenue in Asia Pacific was $205 million in the second quarter of 2012, a decrease of 5% in U.S. dollars, though flat in local currency; however, on a fee revenue basis, revenue increased 1% in local currency. Stable annuity revenue growth across the Property & Facility Management business line, up 12% on a fee revenue basis, has protected the region against transactional revenue volatility.  Revenue in the larger markets of Australia and China remained consistent with second-quarter 2011 levels. Capital Markets & Hotels revenue increased over the first quarter of 2012, but was down compared with significantly higher second quarter revenue for Hotels in 2011. Year-to-date fee revenue increased to $345 million, up 5%, 6% in local currency.

Operating expenses were $191 million for the second quarter, a decrease of 1% in U.S. dollars but an increase of 3% in local currency. Operating expenses included $21 million of gross contract costs, down from $25 million in the second quarter last year.  Fee-based operating expenses for the second quarter rose 2%, 5% in local currency, due primarily to a higher number of employees compared with a year ago. Asia Pacific’s fee-based operating income margin for the quarter was 7.2%, down from 11.4% a year ago.

Fee-based expenses on a year-to-date basis were $325 million, compared with $303 million in 2011. Operating income margin calculated on a fee revenue basis for the first six months was 5.8%, compared with 8.2% last year, the decline principally due to the reduction in transaction activity which earns high margins.

Investment Management

	Three Months	Three Months				Change in
	Ended	Ended	Change in			Local
(in millions)	June 30, 2012	June 30, 2011	U.S. dollars			Currency
Advisory fees	$57.2	64.7	(7.5)	(12%)		(9%)
Transaction fees & other	1.6	0.9	0.7	n.	m.	n.	m.
Incentive fees	0.3	0.7	(0.4)	n.	m.	n.	m.
Equity in earnings	0.2	2.3	(2.1)	n.	m.	n.	m.
Total segment revenue	59.3	68.6	(9.3)	(14%)		(11%)

Operating expense	49.2	53.3	(4.1)	(8%)		(5%)
Operating income	$10.1	15.3	(5.2)	n.	m.	n.	m.
(n.m. -not meaningful)

	Six Months	Six Months				Change in
	Ended	Ended	Change in			Local
($ in millions)	June 30, 2012	June 30, 2011	U.S. dollars			Currency
Advisory fees	$114.6	126.0	(11.4)	(9%)			(8%)
Transaction fees & other	3.4	2.9	0.5	17%			21%
Incentive fees	8.7	4.1	4.6	n.	m.	n.	m.
Equity in earnings (losses)	11.9	(0.2)	12.1	n.	m.	n.	m.
Total segment revenue	138.6	132.8	5.8	4%			6%

Operating expense	101.4	108.4	(7.0)	(6%)			(5%)
Operating income	$37.2	24.4	12.8	52%			54%
(n.m. -not meaningful)

LaSalle Investment Management’s second-quarter advisory fees were $57 million, down 12% in U.S. dollars and 9% in local currency. While advisory fees were flat compared with the first quarter of 2012, the year-over-year decline was driven primarily by the sale of a large fund in the first quarter of 2012 and the reduction of other funds in 2011. Year-to-date revenue was $139 million, comprised principally of advisory fees but also including $9 million of incentive fees and $12 million of equity earnings, both of which were earned primarily in the first quarter. Assets under management remained steady at $47 billion as of June 30, 2012.

Consolidated Cash Flows

Cash Flows from Operating Activities
During the first six months of 2012, we used $123 million of cash for operating activities, compared to $136 million used for operating activities in the first six months of 2011. The majority of annual incentive compensation accrued at year end was paid in the first quarter of year, in both 2012 and 2011, accounting for the majority of the cash used for operating activities in both years.

Cash Flows from Investing Activities
We used $26 million of cash for investing activities in the first six months of 2012, a $232 million decrease from the $258 million used in the first six months of 2011. This decrease was driven by a $208 million decrease in cash used for acquisitions. In the first six months of 2011, we used $223 million for acquisitions, primarily as a result of the King Sturge acquisition that we completed in the second quarter of 2011. Also contributing to this decrease was a net $20 million decrease in cash used related to co-investment activity and a $4 million decrease in capital expenditures.

Cash Flows from Financing Activities
Financing activities provided $80 million of net cash in the first six months of 2012, a $158 million decrease from the $238 million provided by financing activities in the first six months of 2011. This decrease was primarily due to a net $152 million decrease in borrowings under our credit facility, driven by less acquisition activity in 2012 than in 2011.  Also contributing to this decrease in cash provided by financing activities was a $19 million increase in deferred acquisition payments. In the first six months of 2012 we paid $32 million in deferred acquisition payments, primarily for a deferred payment related to the 2011 King Sturge acquisition.

Liquidity and Capital Resources

Historically, we have financed our operations, co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities
We have a $1.1 billion unsecured revolving credit facility (the “Facility”) that matures in June 2016. We had $619.0 million and $463.0 million outstanding under the Facility, at June 30, 2012 and December 31, 2011, respectively. The average outstanding borrowings under the Facility were $760.0 million and $435.8 million during the three months ended June 30, 2012 and 2011, respectively, and $661.0 million and $332.2 million during the six months ended June 30, 2012 and 2011, respectively.

The pricing on the Facility ranges from LIBOR plus 112.5 basis points to LIBOR plus 225.0 basis points. As of June 30, 2012, pricing on the Facility was LIBOR plus 162.5 basis points. The effective interest rate on our debt was 1.5% and 1.9%, during the three months ended June 30, 2012 and 2011, respectively, and 1.6% and 2.1%, during the six months ended June 30, 2012 and 2011, respectively.

We remain in compliance with all covenants under our Facility as of June 30, 2012. The Facility requires us to maintain a leverage ratio that does not exceed 3.50 to 1 through September 2013 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 3.00 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facility) are, among other things, (1) an add-back for stock compensation expense, (2) the addition of the EBITDA of acquired companies earned prior to acquisition, as well as (3) add-backs for certain impairment and restructuring and acquisition charges. We are also restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of cash acquisitions and co-investment. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those under our Facility.

In addition to our Facility, we have the capacity to borrow up to an additional $45.4 million under local overdraft facilities. At June 30, 2012 we had short-term borrowings (including capital lease obligations and local overdraft facilities) of $19.6 million outstanding, of which $16.1 million was attributable to local overdraft facilities.

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

Co-investment Activity
As of June 30, 2012, we had total investments in real estate ventures of $210.8 million that we account for primarily under the equity method of accounting. Starting in 2011, we have elected the fair value option for certain of our investments made in 2011 and 2012. Our investments are primarily investments in approximately 40 separate property or fund co-investments for which we also have an advisory agreement. Our ownership percentages in these co-investments range from less than 1% to approximately 15%.

For the six months ended June 30, 2012 and 2011, return of capital exceeded funding of co-investments by $21.0 million and $0.8 million, respectively. Net funding for co-investments exceeded return of capital by $46.0 million in 2011, and we forecast that our net funding of co-investments will be between $40 and $50 million for 2012. We expect to continue to pursue co-investment opportunities with our real estate investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management.

See Note 6, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investments.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At June 30, 2012, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2011 or in the first six months of 2012. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. Historically, the repurchase of shares has primarily been used to offset dilution resulting from both stock and restricted stock unit grants made under our existing stock plans.

The Company announced on May 1, 2012 that its Board of Directors has declared a semi-annual cash dividend of $0.20 per share of its common stock. This dividend was paid on June 15, 2012, to holders of record at the close of business on May 15, 2012. A dividend-equivalent in the same per share amount was also paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

Capital Expenditures
For the six months ended June 30, 2012 and 2011, capital expenditures were $32.5 million and $36.2 million, respectively. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space.

Business Acquisitions
For the six months ended June 30, 2012 and 2011, we used $14.4 million and $222.5 million, respectively, in connection with acquisitions. We also paid $31.7 million and $12.6 million during the six months ended June 30, 2012 and 2011, respectively, for deferred acquisition obligations related to acquisitions we completed in prior years. Terms for our acquisitions completed in prior years included some or all of the following: (1) cash paid at closing, (2) provisions for additional consideration and (3) earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaling $278.1 million at June 30, 2012 on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At June 30, 2012, we had the potential to make earn-out payments on 13 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $139.8 million at June 30, 2012. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will come due by the end of 2013, with the remaining payments coming due at various times through 2015.

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

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the United States. We believe that our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of June 30, 2012, of our total cash and cash equivalents of $115.5 million, approximately $92.0 million was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The net assets of these countries in aggregate totaled 3% of the firm’s total net assets at both June 30, 2012 and December 31, 2011.

Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC I, LIC II and directly to funds, for future fundings of co-investments in underlying funds totaling a maximum of $280.5 million as of June 30, 2012.

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our credit facility. Our average outstanding borrowings under our Facility were $661.0 million during the six months ended June 30, 2012, and the effective interest rate was 1.9%. As of June 30, 2012, we had $619.0 million outstanding under the Facility. Our Facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We entered into no such agreements in 2011 or the first six months of 2012, and we had no such agreements outstanding at June 30, 2012.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue outside of the United States totaled 56% and 58% of our total revenue for the six months ended June 30, 2012 and 2011, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the euro (13% of revenue for the six months ended June 30, 2012) and the British pound (13% of revenue for the six months ended June 30, 2012).

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

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At June 30, 2012, these forward exchange contracts had a gross notional value of $1.6 billion ($666.6 million on a net basis). These contracts were recorded on our consolidated balance sheet as a current asset of $9.1 million and a current liability of $6.5 million at June 30, 2012.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of June 30, 2012, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We discuss those risks, uncertainties and other factors in (1) our Annual Report on Form 10-K for the year ended December 31, 2011 in Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (2) this Quarterly Report on Form 10-Q in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (3) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of August, 2012.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets at June  30, 2012 and December 31, 2011 (2) Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2012 and 2011, (3) Consolidated Statement of Changes in Equity for the six months ended June 30, 2012, (4) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (5) Notes to Condensed Consolidated Financial Statements.

*Filed herewith