Form 10-Q
period 2012-09-30
JONES LANG LASALLE INC
filed 2012-10-31
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting compan y ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on October 24, 2012 was 44,047,380.

Part I	Financial Information
Item 1.	Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets
Septmember 30, 2012 (Unaudited) and December 31, 2011
($ in thousands, except share data)

	September 30,
	2012	December 31,
Assets	(Unaudited)	2011
Current assets:
Cash and cash equivalents	$125,730	184,454
Trade receivables, net of allowances of $24,523 and $20,595	858,594	907,772
Notes and other receivables	99,074	97,315
Warehouse receivables	54,140	-
Prepaid expenses	62,513	45,274
Deferred tax assets	50,269	53,553
Other	18,770	12,516
Total current assets	1,269,090	1,300,884

Property and equipment, net of accumulated depreciation of $342,857 and $336,377	248,036	241,415
Goodwill, with indefinite useful lives	1,816,944	1,751,207
Identified intangibles, net of accumulated amortization of $108,083 and $99,801	47,745	52,590
Investments in real estate ventures	295,525	224,854
Long-term receivables	56,881	54,840
Deferred tax assets, net	183,809	186,605
Other	135,980	120,241
Total assets	$4,054,010	3,932,636

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$373,811	436,045
Accrued compensation	480,956	655,658
Short-term borrowings	30,775	65,091
Deferred tax liabilities	6,095	6,044
Deferred income	86,296	58,974
Deferred business acquisition obligations	184,006	31,164
Warehouse facility	54,140	-
Other	97,301	95,641
Total current liabilities	1,313,380	1,348,617

Noncurrent liabilities:
Credit facility	572,000	463,000
Deferred tax liabilities	7,646	7,646
Deferred compensation	16,087	10,420
Pension liabilities	12,990	17,233
Deferred business acquisition obligations	106,185	267,896
Minority shareholder redemption liability	18,585	18,402
Other	148,286	105,042
Total liabilities	2,195,159	2,238,256

Commitments and contingencies	-	-

Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized;44,043,059 and 43,470,271 shares issued and outstanding	440	435
Additional paid-in capital	926,114	904,968
Retained earnings	919,184	827,297
Shares held in trust	(7,599)	(7,814)
Accumulated other comprehensive income (loss)	14,834	(33,757)
Total Company shareholders’ equity	1,852,973	1,691,129
Noncontrolling interest	5,878	3,251
Total equity	1,858,851	1,694,380
Total liabilities and equity	$4,054,010	3,932,636

See accompanying notes to consolidated financial statements

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2012 and 2011
($ in thousands, except share data) (unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenue	$949,491	903,210	$2,684,126	2,436,368

Operating expenses:
Compensation and benefits	622,360	602,473	1,752,804	1,608,051
Operating, administrative and other	235,370	207,517	701,731	613,687
Depreciation and amortization	19,089	22,835	58,710	60,500
Restructuring and acquisition charges	6,820	16,031	32,376	22,144
Total operating expenses	883,639	848,856	2,545,621	2,304,382

Operating income	65,852	54,354	138,505	131,986

Interest expense, net of interest income	(9,952)	(9,667)	(24,837)	(27,218)
Equity in earnings from real estate ventures	10,698	514	22,500	2,682

Income before income taxes and noncontrolling interest	66,598	45,201	136,168	107,450

Provision for income taxes	16,916	11,300	34,587	26,863
Net income	49,682	33,901	101,581	80,587

Net income attributable to noncontrolling interest	169	21	603	1,121
Net income attributable to the Company	49,513	33,880	100,978	79,466

Dividends on unvested common stock, net of tax benefit	-	-	(253)	(236)
Net income attributable to common shareholders	$49,513	33,880	$100,725	79,230

Basic earnings per common share	$1.12	0.78	$2.30	1.84
Basic weighted average shares outstanding	44,015,922	43,421,666	43,780,819	43,069,567

Diluted earnings per common share	$1.10	0.76	$2.25	1.79
Diluted weighted average shares outstanding	44,826,502	44,355,453	44,755,817	44,376,796

Other comprehensive income:
Net income attributable to the Company	$49,513	33,880	$100,978	79,466
Foreign currency translation adjustments	54,924	(63,332)	48,591	(13,208)
Comprehensive income (loss) attributable to the Company	$104,437	(29,452)	$149,569	66,258

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Nine Months Ended September 30, 2012
($ in thousands, except share data) (unaudited)

	Company Shareholders' Equity
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Income ( Loss)	Interest	Equity
Balances at December 31, 2011	43,470,271	$435	904,968	827,297	(7,814)	(33,757)	3,251	$1,694,380

Net income	—	—	—	100,978	—	—	603	101,581

Shares issued under stock compensation programs	744,259	7	3,483	—	—	—	—	3,490

Shares repurchased for payment of taxes on stock awards	(171,471)	(2)	(11,557)	—	—	—	—	(11,559)

Tax adjustments due to vestings and exercises	—	—	3,438	—	—	—	—	3,438

Amortization of stock compensation	—	—	25,782	—	—	—	—	25,782

Shares held in trust	—	—	—	—	215	—	—	215

Dividends declared, $0.20 per share	—	—	—	(9,091)	—	—	—	(9,091)

Increase in amounts due to noncontrolling interest	—	—	—	—	—	—	2,024	2,024

Foreign currency translation adjustments	—	—	—	—	—	48,591	—	48,591

Balances at September 30, 2012	44,043,059	$440	926,114	919,184	(7,599)	14,834	5,878	$1,858,851

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
($ in thousands) (unaudited)

	Nine	Nine
	Months Ended	Months Ended
	September 30, 2012	September 30, 2011

Cash flows used in operating activities:
Net income	$101,581	80,587
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	58,710	60,500
Equity in earnings from real estate ventures	(22,500)	(2,682)
Operating distributions from real estate ventures	7,996	555
Provision for loss on receivables and other assets	10,552	9,457
Amortization of deferred compensation	26,181	24,149
Accretion of interest on deferred business acquisition obligations	11,486	15,214
Amortization of debt issuance costs	3,233	3,307
Change in:
Receivables	48,300	(16,328)
Prepaid expenses and other assets	(42,358)	(5,754)
Deferred tax assets, net	6,132	29,406
Excess tax benefit from share-based payment arrangements	(3,438)	(17,524)
Accounts payable, accrued liabilities and accrued compensation	(171,587)	(222,062)
Net cash provided by (used in) operating activities	34,288	(41,175)

Cash flows used in investing activities:
Net capital additions – property and equipment	(54,837)	(55,902)
Business acquisitions	(26,190)	(234,001)
Capital contributions and advances to real estate ventures	(95,166)	(65,684)
Distributions, repayments of advances and sale of investments	40,636	19,424
Net cash used in investing activities	(135,557)	(336,163)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	1,372,684	1,264,753
Repayments of borrowings under credit facilities	(1,298,000)	(870,100)
Payments of deferred business acquisition obligations	(31,699)	(162,639)
Debt issuance costs	-	(2,630)
Shares repurchased for payment of employee taxes on stock awards	(11,559)	(30,194)
Excess tax adjustment from share-based payment arrangements	3,438	17,524
Common stock issued under option and stock purchase programs	3,490	1,151
Other loan proceeds	13,282	-
Payment of dividends	(9,091)	(6,753)
Net cash provided by financing activities	42,545	211,112

Net decrease in cash and cash equivalents	(58,724)	(166,226)
Cash and cash equivalents, beginning of the period	184,454	251,897
Cash and cash equivalents, end of the period	$125,730	85,671

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,080	8,730
Income taxes, net of refunds	50,031	53,834
Non-cash financing activities:
Deferred business acquisition obligations	$3,831	143,526
Provision recorded for potential earn-out obligations	6,498	14,722

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
Our consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar-year-end while we recognize certain expenses evenly throughout the year. Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared toward the benefit of our clients. Within our Real Estate Services (“RES”) segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. As such, the results for the periods ended September 30, 2012 and 2011 are not indicative of what our results will be for the full fiscal year.

(2)	Significant Accounting Policies
Warehouse Receivables and Facilities
In the first quarter of 2011, we acquired certain assets of Atlanta-based Primary Capital™ Advisors. This acquisition expands our capital market service offerings and allows us to better meet our clients’ needs through the origination, warehousing, sale and servicing of commercial mortgages as a Federal Home Loan Mortgage Corporation (Freddie Mac) Program Plus® Seller/Servicer. We originate mortgages based on contractual purchase commitments which are received from Freddie Mac prior to originating mortgages. Loans are generally funded by our warehouse facility at prevailing market rates. Loans are generally repaid within a one-month period when Freddie Mac buys the loans, while we retain the servicing rights. Upon surrender of control over the warehouse receivables, we account for the transfer as a sale.

We carry Warehouse receivables at the lower of cost or fair value based on the commitment price, in accordance with Accounting Standards Codification (“ASC”) 948, Financial Services—Mortgage Banking. At September 30, 2012, all Warehouse receivables included in the accompanying consolidated balance sheets were under commitment to be purchased. The commitment price is equal to our cost.

Through June 30, 2012, we maintained an open-end warehouse facility with Kemps Landing Capital Company, LLC to fund Warehouse receivables. On January 6, 2012, the Federal Housing Finance Agency announced a termination of Freddie Mac’s purchase commitment agreement with Kemps Landing effective June 30, 2012.

On July 1, 2012, we entered into an uncommitted warehouse facility with a third-party lender, with a maximum capacity of $85 million, to fund Warehouse receivables. This facility bears interest at LIBOR plus 2.5%. During the third quarter, we entered into a short-term agreement with the third-party lender whereby the capacity of the warehouse facility can be increased by $75 million upon establishment of a cash collateral account.

Mortgage Servicing Rights
We retain certain servicing rights in connection with the origination and sale of mortgage loans. We record mortgage servicing rights based on the fair value of these rights on the date the loans are sold. The recording of mortgage servicing rights at their fair value results in net gains, which we record as revenue in our consolidated statements of comprehensive income (loss). At September 30, 2012 and December 31, 2011, we had $3.6 million and $1.4 million, respectively, of mortgage servicing rights carried at the lower of amortized cost or fair value in Identified intangible assets on our consolidated balance sheets. We amortize servicing rights in proportion to and over the estimated period that net servicing income is projected to be received.

We evaluate the mortgage servicing assets for impairment on an annual basis, or more often if circumstances or events indicate a change in fair value. There have been no instances of impairment during all periods presented. Mortgage servicing rights do not actively trade in an open market with readily available observable prices; therefore we determine the fair value of these rights based on certain assumptions and judgments that are Level 3 within the fair value hierarchy, including the estimation of the present value of future cash flows to be realized from servicing the underlying mortgages.

New Accounting Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the components of net income and other comprehensive income either in a single continuous statement or in two consecutive statements. To meet the requirements of ASU 2011-05, we have presented other comprehensive income (loss) and its components in our consolidated statements of comprehensive income (loss) starting in 2012.

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

Construction management fees, which are gross construction services revenue net of subcontract costs, were $1.8 million and $2.0 million for the three months ended September 30, 2012 and 2011, respectively, and $5.0 million and $6.6 million for the nine months ended September 30, 2012 and 2011, respectively. Gross construction services revenue totaled $27.9 million and $29.4 million for the three months ended September 30, 2012 and 2011, respectively, and $84.9 million and $104.0 million for the nine months ended September 30, 2012 and 2011, respectively. Subcontract costs totaled $26.1 million and $27.4 million for the three months ended September 30, 2012 and 2011, respectively, and $79.9 million and $97.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Included in our consolidated balance sheets were costs in excess of billings on uncompleted construction contracts of $8.8 million and $7.1 million in Trade receivables as of September 30, 2012 and December 31, 2011, respectively, and billings in excess of costs on uncompleted construction contracts of $3.0 and $4.1 million in Deferred income, respectively, as of September 30, 2012 and December 31, 2011.

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

The majority of our service contracts are accounted for on a net basis. Total costs incurred and reimbursed by our clients for service contracts that were accounted for on a net basis were $370.8 million and $354.2 million for the three months ended September 30, 2012 and 2011, respectively, and $1,123.6 million and $1,072.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Contracts accounted for on a gross basis resulted in certain costs reflected in revenue and operating expenses of $71.7 million and $46.8 million for the three months ended September 30, 2012 and 2011, respectively, and $209.2 million and $143.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Certain of our management services which provide for fixed fees inclusive of personnel and other expenses incurred were accounted for on a net basis in 2011. In 2012, these management services revenue and expenses are presented on a gross basis. For the three and nine months ended September 30, 2011, gross accounting for these management services would have added $18.7 million and $56.1 million, respectively, to both revenue and expense.

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

For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses in a “net” presentation of “fee revenue” and “fee-based operating expense” more accurately reflects how we manage our expense base and operating margins. See Note 3, Revenue Recognition, for additional information on our gross and net accounting.  For segment reporting we also show Equity in earnings (losses) from real estate ventures within total segment revenue, since it is an integral part of our Investment Management segment. Finally, our measure of segment results also excludes restructuring charges and certain acquisition related costs.

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

Summarized unaudited financial information by business segment for the three and nine months ended September 30, 2012 and 2011 is as follows ($ in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Real Estate Services
Americas
Segment revenue:
Revenue	$437,221	379,273	1,191,841	1,013,128
Equity in earnings (losses)	131	34	(77)	2,666
Total segment revenue	437,352	379,307	1,191,764	1,015,794

Gross contract costs	(23,464)	(575)	(62,180)	(3,890)
Total segment fee revenue	413,888	378,732	1,129,584	1,011,904

Operating expenses:
Compensation, operating and administrative expenses	383,964	332,831	1,067,768	908,736
Depreciation and amortization	10,748	9,325	31,129	28,793
Total segment operating expenses	394,712	342,156	1,098,897	937,529

Gross contract costs	(23,464)	(575)	(62,180)	(3,890)
Total fee-based segment operating expenses	371,248	341,581	1,036,717	933,639

Operating income	$42,640	37,151	92,867	78,265

Continued: Summarized unaudited financial information by business segment for the three and nine months ended September 30, 2012 and 2011 is as follows ($ in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Real Estate Services
EMEA
Segment revenue:
Revenue	$234,410	247,298	696,906	633,720
Equity in (losses) earnings	(158)	4	(228)	(306)
Total segment revenue	234,252	247,302	696,678	633,414

Gross contract costs	(26,330)	(19,602)	(79,294)	(63,137)
Total segment fee revenue	207,922	227,700	617,384	570,277

Operating expenses:
Compensation, operating and administrative expenses	225,124	236,855	673,217	619,136
Depreciation and amortization	4,759	9,824	16,643	20,326
Total segment operating expenses	229,883	246,679	689,860	639,462

Gross contract costs	(26,330)	(19,602)	(79,294)	(63,137)
Total fee-based segment operating expenses	203,553	227,077	610,566	576,325

Operating income (loss)	$4,369	623	6,818	(6,048)

Asia Pacific
Segment revenue:
Revenue	$206,272	200,536	597,147	580,362
Equity in earnings	47	56	161	151
Total segment revenue	206,319	200,592	597,308	580,513

Gross contract costs	(21,893)	(26,577)	(67,772)	(76,563)
Total segment fee revenue	184,426	174,015	529,536	503,950

Operating expenses:
Compensation, operating and administrative expenses	191,026	183,563	555,446	530,311
Depreciation and amortization	3,143	3,128	9,556	9,202
Total segment operating expenses	194,169	186,691	565,002	539,513

Gross contract costs	(21,893)	(26,577)	(67,772)	(76,563)
Total fee-based segment operating expenses	172,276	160,114	497,230	462,950

Operating income	$12,150	13,901	32,306	41,000

Investment Management
Segment revenue:
Revenue	$71,588	76,103	198,232	209,158
Equity in earnings	10,678	420	22,644	171
Total segment revenue	82,266	76,523	220,876	209,329

Operating expenses:
Compensation, operating and administrative expenses	57,616	56,741	158,104	163,555
Depreciation and amortization	439	558	1,382	2,179
Total segment operating expenses	58,055	57,299	159,486	165,734

Operating income	$24,211	19,224	61,390	43,595

Segment Reconciling Items:
Total segment revenue	$960,189	903,724	2,706,626	2,439,050
Reclassification of equity in earnings (losses)	10,698	514	22,500	2,682
Total revenue	949,491	903,210	2,684,126	2,436,368

Total segment operating expenses before restructuring charges	876,819	832,825	2,513,245	2,282,238
Restructuring charges	6,820	16,031	32,376	22,144
Operating income	$65,852	54,354	138,505	131,986

(5)	Business Combinations, Goodwill and Other Intangible Assets
2012 Business Combinations Activity
In the first nine months of 2012, we paid $26.2 million for acquisitions consisting of $13.9 million for three new acquisitions and $12.3 million for contingent earn-out consideration for acquisitions completed in prior years. We also paid $31.7 million to satisfy deferred acquisition obligations, primarily for the 2011 King Sturge acquisition.

In the first nine months of 2012, we completed three acquisitions: (1) MPS an Australian tenant advisory firm, (2) 360 Commercial Partners, an Orange County, California based real estate services firm that specializes in industrial sales and leasing, and (3) Credo Real Estate, a Singapore-based real estate advisory firm specializing in collective and residential sales, valuations, auctions, research and consultancy. Terms of these acquisitions included: (1) cash paid at closing, net of cash acquired, of $13.9 million, (2) consideration subject only to the passage of time recorded as Deferred business acquisition obligations at a current fair value of $3.8 million, and (3) additional consideration subject to earn-out provisions that will be paid only if certain conditions are achieved, recorded as current and long-term liabilities, at their estimated fair value of $6.5 million. These acquisitions resulted in goodwill of $25.1 million, and identifiable intangibles of $1.4 million.

During the six months ended June 30, 2012, we finalized the purchase price allocation of the net assets acquired in the 2011 King Sturge acquisition, resulting in $3.5 million of additional goodwill.

Earn-Out Payments
At September 30, 2012, we had the potential to make earn-out payments on 14 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $148.0 million at September 30, 2012. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will come due by the end of 2013, with the remaining payments coming due at various times through 2015.

Approximately $127.4 million of these potential earn-out payments are the result of acquisitions completed prior to the adoption of the fair value requirements for contingent consideration under ASC 805, “Business Combinations,” and thus will be recorded as additional purchase consideration if and when the contingency is met. Changes in the estimated fair value of the remaining $20.6 million of potential earn-out payments will result in increases or decreases in Operating, administrative and other expenses in our consolidated statements of comprehensive income (loss). The fair value of these contingent payments is based on discounted cash flow models that reflect our projection of operating results of each respective acquisition and are based on Level 3 inputs in the fair value hierarchy.

Goodwill and Other Intangible Assets
We have $1.9 billion of unamortized intangibles and goodwill as of September 30, 2012. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our intangible and goodwill balances. Of the $1.9 billion of unamortized intangibles and goodwill: (1) goodwill of $1.8 billion with indefinite useful lives is not amortized, (2) identifiable intangibles of $38.7 million will be amortized over their remaining finite useful lives, and (3) $9.0 million of identifiable intangibles with indefinite useful lives is not amortized.

The following table details, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Real Estate Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2012	$922,301	592,634	217,434	18,838	1,751,207
Additions, net of adjustments	8,302	9,143	23,865	-	41,310
Impact of exchange rate movements	(44)	20,505	3,203	763	24,427
Balance as of September 30, 2012	$930,559	622,282	244,502	19,601	1,816,944

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our identifiable intangibles ($ in thousands):

	Real Estate Services
			Asia	Investment
	Americas	EMEA	Pacific	Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2012	$87,077	44,107	12,419	8,788	152,391
Additions	3,474	-	1,166	-	4,640
Adjustment for fully amortized intangibles	-	(3,700)	-	-	(3,700)
Impact of exchange rate movements	(8)	2,008	181	316	2,497
Balance as of September 30, 2012	$90,543	42,415	13,766	9,104	155,828

Accumulated Amortization
Balance as of January 1, 2012	$(64,662)	(24,104)	(10,887)	(148)	(99,801)
Amortization expense	(5,318)	(4,442)	(977)	-	(10,737)
Adjustment for fully amortized intangibles	-	3,700	-	-	3,700
Impact of exchange rate movements	9	(1,106)	(148)	-	(1,245)
Balance as of September 30, 2012	$(69,971)	(25,952)	(12,012)	(148)	(108,083)

Net book value as of September 30, 2012	$20,572	16,463	1,754	8,956	47,745

The following table shows the remaining estimated future amortization expense for our identifiable intangibles with finite useful lives at September 30, 2012 ($ in thousands):

2012 (3 months)	$3,306
2013	8,941
2014	8,057
2015	6,501
2016	3,044
2017	2,486
Thereafter	6,406
Total	$38,741

(6)	Investments in Real Estate Ventures
As of September 30, 2012, we had total investments in real estate ventures of $295.5 million that we account for primarily under the equity method of accounting. Our investments are primarily co-investments in approximately 40 separate property or fund co-investments for which we also have an advisory agreement. Our ownership percentages in these investments generally range from less than 1% to 15%.

We utilize two investment vehicles to facilitate the majority of our co-investment activity when we do not invest directly into a real estate venture. LaSalle Investment Company I (“LIC I”) is our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At September 30, 2012, our maximum potential unfunded commitment to LIC I is $4.8 million (€3.7 million). LaSalle Investment Company II (“LIC II”) is our investment vehicle for substantially all co-investment commitments made after December 31, 2005. At September 30, 2012, LIC II has unfunded capital commitments to the underlying funds of $186.9 million, of which our 48.78% share is $91.2 million. The $91.2 million commitment is part of our maximum potential unfunded total commitment to LIC II at September 30, 2012 of $153.0 million. Exclusive of our LIC I and LIC II commitment structures, we have other potential unfunded commitment obligations, the maximum of which is $38.0 million as of September 30, 2012.

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

As of September 30, 2012, LIC II maintains a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on LIC II, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $29.3 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $153.0 million. As of September 30, 2012, LIC II had $48.1 million of outstanding borrowings on the facility.

Our investments in real estate ventures include investments in entities classified as variable interest entities (“VIEs”) that we analyze for potential consolidation. We had investments of $10.7 million and $22.3 million at September 30, 2012 and December 31, 2011, respectively, in entities classified as VIEs. We evaluate each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity’s economic performance.  In each case, we determined that we either (a) did not have the power to direct the key activities or (b) shared power with investors, lenders, or other actively-involved third parties. Additionally, our exposure to loss in these VIEs is limited to the amount of our investment in the entities. Therefore, we concluded that we would not be deemed to (1) have a controlling financial interest in or (2) be the primary beneficiary of these VIEs. Accordingly, we do not consolidate these VIEs in our consolidated financial statements.

Impairment
We review our investments in real estate ventures that are accounted for under the equity method of accounting on a quarterly basis for indications of (1) whether the carrying value of the real estate assets underlying our investments in real estate ventures may not be recoverable or (2) whether our equity in these investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. Equity in earnings (losses) from real estate ventures included impairment charges of $1.5 million and $2.3 million, for the three months ended September 30, 2012 and 2011, respectively, and $5.9 million and $5.2 million, for the nine months ended September 30, 2012 and 2011, respectively, representing our share of the impairment charges against individual assets held by our real estate ventures.

Fair Value
Starting in the third quarter of 2011, we elected the fair value option, in the ordinary course of business at the time of the initial investment, for certain investments in real estate ventures because we believe the fair value accounting method more accurately represents the value and performance of these investments. At September 30, 2012 and December 31, 2011, we had $97.0 million and $35.9 million, respectively, of investments that were accounted for under the fair value method. For investments in real estate ventures for which the fair value option has been elected, we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reflected as gains or losses in our consolidated statements of comprehensive income (loss) within Equity in earnings (losses) from real estate ventures. For the three and nine months ended September 30, 2012 we recognized fair value gains of $1.6 million and $0.4 million, respectively, and no fair value adjustments were recognized during the three and nine months ended September 30, 2011. The fair value of these investments is based on discounted cash flow models and other assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets and is primarily based on inputs that are Level 3 inputs in the fair value hierarchy. See Note 9, Fair Value Measurements, for further detail on our fair value accounting.

The following table shows the current year movements in our investments in real estate ventures that are accounted for under the fair value accounting method ($ in thousands):

Fair value investments as of January 1, 2012	$35,872
Investments	88,178
Distributions	(3,883)
Net fair value gain	397
Foreign currency translation adjustments, net	808
Fair value investments as of September 30, 2012	$121,372

(7)	Stock-based Compensation

Restricted Stock Unit Awards
Along with cash based-salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program for Company officers, managers and professionals.

Historically a significant portion of restricted stock units granted each year have been granted in the first quarter of the year under our Stock Ownership Program (the “SOP”). The SOP generally required that from 10% to 20% of incentive compensation (or “bonus”) of our senior-most 5% of employees be deferred and delivered in restricted stock units. Under the SOP plan we have granted approximately 365,000, 212,000 and 297,000 shares of restricted stock in the first quarters of 2012, 2011 and 2010, respectively. In the second quarter of 2012, we terminated the SOP in connection with incentive compensation payments for 2012 performance, and no additional restricted stock units will be issued under the SOP. Since the start of the SOP, our employee population has grown significantly and other aspects of our compensation programs have evolved, as a result of which we have determined that (1) there are other more targeted and strategic approaches we can take in order to enhance our equity incentive compensation programs, and (2) we can do so in a way that will be less dilutive to shareholders than the SOP would be if we continued this plan. We anticipate that the termination of the SOP will significantly change the timing and number of restricted stock units granted annually starting in 2013.

Restricted stock unit activity for the three months ended September 30, 2012 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Shares	Grant Date	Remaining	Intrinsic Value
	(thousands)	Fair Value	Contractual Life	($ in millions)
Unvested at July 1, 2012	1,710.5	$68.49
Granted	15.6	70.56
Vested	(356.9)	69.34
Forfeited	(16.2)	63.56
Unvested at September 30, 2012	1,353.0	$68.35	2.22 years	$95.9
Unvested shares expected to vest	1,310.9	$68.38	2.22 years	$93.0

Restricted stock unit activity for the nine months ended September 30, 2012 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Shares	Grant Date	Remaining	Intrinsic Value
	(thousands)	Fair Value	Contractual Life	($ in millions)
Unvested at January 1, 2012	1,362.3	$66.29
Granted	592.8	67.08
Vested	(574.3)	62.14
Forfeited	(27.8)	68.70
Unvested at September 30, 2012	1,353.0	$68.35	2.22 years	$95.9
Unvested shares expected to vest	1,310.9	$68.38	2.22 years	$93.0

We determine the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of September 30, 2012, we had $37.0 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units outstanding at September 30, 2012 over varying periods into 2017.

Shares vesting during the three months ended September 30, 2012 and 2011 had grant date fair values of $24.7 million and $31.4 million, respectively. Shares vesting during the nine months ended September 30, 2012 and 2011 had grant date fair values of $35.7 million and $49.6 million, respectively.

Other Stock Compensation Programs
The Jones Lang LaSalle Savings Related Share Option Plan (“Save As You Earn” or “SAYE”) is for eligible employees of our United Kingdom and Ireland based operations. Under this plan, employees make an annual election to contribute to the plan to purchase stock at a 15% discount from the market price at the beginning of the plan’s three and five year vesting periods. In June 2012, we issued approximately 127,400 options under the SAYE plan at an exercise price of $59.26. In March 2011, we issued approximately 17,000 options at an exercise price of $83.72.  No options were issued in the third quarter of 2012. At September 30, 2012, there were approximately 240,200 options outstanding under the SAYE plan.

(8)	Retirement Plans
We maintain five contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31st measurement date for our plans.  Net periodic pension cost consisted of the following for the three and nine months ended September 30, 2012 and 2011 ($ in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Employer service cost - benefits earned during the period	$986	1,302	2,970	2,947
Interest cost on projected benefit obligation	3,538	4,700	10,605	10,256
Expected return on plan assets	(4,321)	(5,952)	(12,941)	(12,709)
Net amortization of deferrals	524	317	1,569	953
Recognized actuarial loss	39	56	117	168
Net periodic pension cost	$766	423	2,320	1,615

The expected return on plan assets, included in net periodic pension cost, is based on forecasted long-term rates of return on plan assets of each individual plan; expected returns range from 5.4% to 7.0%.

For the three and nine months ended September 30, 2012, we made payments of $3.5 million and $8.1 million, respectively, to these plans.  We expect to contribute an additional $4.2 million to these plans in the last three months of 2012, for a total of $12.3 million in 2012. We made $19.8 million of contributions to these plans in 2011, including $11.8 million of contributions to the plan acquired from King Sturge in May 2011.

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

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair value of these contracts based on current market rates at each balance sheet date.  The inputs for these valuation techniques are primarily Level 2 inputs. At September 30, 2012, these forward exchange contracts had a gross notional value of $1.6 billion ($720.2 million on a net basis) and were recorded on our consolidated balance sheet as a current asset of $5.4 million and a current liability of $5.8 million. At December 31, 2011, these forward exchange contracts had a gross notional value of $1.7 billion ($758.2 million on a net basis) and were recorded on our consolidated balance sheet as a current asset of $4.2 million and a current liability of $5.6 million. The revaluations of our foreign currency forward contracts resulted in net losses of $0.4 million and $14.5 million for the three months ended September 30, 2012 and 2011, respectively. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the net impact to earnings was not significant.

We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. The values of the assets and liabilities of this plan are determined based on the returns of certain mutual funds and other securities. The inputs for these valuations are primarily Level 2 inputs in the fair value hierarchy. This plan is recorded on our consolidated balance sheet at September 30, 2012 as Other long-term assets of $48.6 million, Other long-term liabilities of $57.0 million, and as a reduction of equity, Shares held in trust, of $7.6 million. This plan is recorded on our consolidated balance sheet at December 31, 2011 as Other long-term assets of $39.1 million, Other long-term liabilities of $46.7 million, and as a reduction of equity, Shares held in trust, of $7.8 million.

See Note 6, Investments in Real Estate Ventures, for fair value measurements relating to our investments in real estate ventures. Also, see Note 5, Business Combinations, Goodwill and Other Intangible Assets, for fair value measurements related to our earn-out obligations that are valued based on the fair value requirements for contingent consideration under ASC 805, “Business Combinations.”

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, receivables, accounts payable, short-term borrowings, borrowings under our credit facility, borrowings under our Warehouse facilities and foreign currency forward contracts. The carrying values of cash and cash equivalents, receivables, accounts payable, short-term borrowings and borrowings under our Warehouse facilities approximate their estimated fair values due to the short maturity of these instruments. We record warehousing receivables at fair value based on the commitment price, in accordance with ASC 948, Financial Services—Mortgage Banking.

The estimated fair value of our borrowings under our credit facility approximates their carrying value due to their variable interest rate terms. The fair value of our foreign currency forward contracts is disclosed above. At September 30, 2012, we have no recurring fair value measurements for financial assets and liabilities that are based on unobservable inputs or Level 3 inputs.

(10)	Debt
We have a $1.1 billion unsecured revolving credit facility (the “Facility”) that matures in June 2016. We had $572.0 million and $463.0 million outstanding under the Facility, at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 we had the capacity to borrow up to an additional $510.7 million under the Facility. The average outstanding borrowings under the Facility were $712.0 million and $600.0 million during the three months ended September 30, 2012 and 2011, respectively, and $678.0 million and $421.5 million during the nine months ended September 30, 2012 and 2011, respectively.

The pricing on the Facility ranges from LIBOR plus 112.5 basis points to LIBOR plus 225.0 basis points. As of September 30, 2012, pricing on the Facility was LIBOR plus 137.5 basis points. The effective interest rate on our debt was 1.6%, during both the three months ended September 30, 2012 and 2011, respectively, and 1.6% and 1.8%, during the nine months ended September 30, 2012 and 2011, respectively.

We remain in compliance with all covenants under our Facility as of September 30, 2012. The Facility requires us to maintain a leverage ratio that does not exceed 3.50 to 1 through September 2013 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 3.00 to 1.

In addition to our Facility, we have the capacity to borrow up to an additional $46.7 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $30.8 million and $65.1 million at September 30, 2012 and December 31, 2011, respectively, of which $24.8 million and $38.7 million at September 30, 2012 and December 31, 2011, respectively, was attributable to local overdraft facilities.

(11)	Earnings Per Share and Net Income Attributable to Common Shareholders
We calculate earnings per share by dividing net income attributable to common shareholders by weighted average shares outstanding. To calculate net income attributable to common shareholders, we subtract dividend-equivalents (net of tax) paid on outstanding but unvested shares of restricted stock units from net income in the period the dividend is declared. Included in the calculations of net income attributable to common shareholders are dividend-equivalents of $0.3 million and $0.2 million net of tax, for the nine months ended September 30, 2012 and 2011, respectively.

The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive impact of common stock equivalents. Common stock equivalents consist of shares to be issued under employee stock compensation programs.

The following table details the calculations of basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011 ($ in thousands, except per share amounts):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Net income attributable to the Company	$49,513	33,880	100,978	79,466
Dividends on unvested common stock, net of tax benefit	-	-	253	236
Net income attributable to common shareholders	$49,513	33,880	100,725	79,230

Basic weighted average shares outstanding	44,015,922	43,421,666	43,780,819	43,069,567
Basic income per common share before dividends on unvested common stock	1.12	0.78	2.31	1.85
Dividends on unvested common stock, net of tax benefit	-	-	(0.01)	(0.01)
Basic earnings per common share	$1.12	0.78	2.30	1.84

Diluted weighted average shares outstanding	44,826,502	44,355,453	44,755,817	44,376,796
Diluted income per common share before dividends on unvested common stock	$1.10	0.76	2.26	1.80
Dividends on unvested common stock, net of tax benefit	-	-	(0.01)	(0.01)
Diluted earnings per common share	$1.10	0.76	2.25	1.79

(12)	Commitments and Contingencies
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

When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost when probable and estimable. The accrual for professional indemnity insurance claims facilitated through our captive insurance company which relates to multiple years was $0.8 million and $0.7 million, net of receivables, as of September 30, 2012 and December 31, 2011, respectively.

(13)	Restructuring and Acquisition Charges
For the three and nine months ended September 30, 2012, we recognized $6.8 million and $32.4 million, respectively, of restructuring and acquisition integration costs consisting of (1) severance, (2) King Sturge employee retention bonuses, (3) lease exit charges, and (4) other acquisition and information technology integration costs.

For the three and nine months ended September 30, 2011, we recognized $16.0 million and $22.1 million, respectively, of restructuring and acquisition integration costs related to the King Sturge acquisition.

The following table shows the restructuring and acquisition accrual activity, and the related payments made during the nine months ended September 30, 2012 and 2011 ($ in thousands):

				Other
		Retention	Lease	Acquisition
	Severance	Bonuses	Exit	Costs	Total
January 1, 2012	$11,712	7,555	7,912	4,778	31,957
Accruals	4,227	7,552	8,227	12,370	32,376
Fixed asset disposals	-	-	-	(1,799)	(1,799)
Payments made	(11,209)	(6,465)	(2,192)	(12,856)	(32,722)
September 30, 2012	$4,730	8,642	13,947	2,493	29,812

				Other
		Retention	Lease	Acquisition
	Severance	Bonuses	Exit	Costs	Total
January 1, 2011	$4,267	-	546	-	4,813
Accruals	834	9,102	5,047	7,161	22,144
Payments made	(3,913)	(1,148)	(475)	(5,213)	(10,749)
September 30, 2011	$1,188	7,954	5,118	1,948	16,208

We expect that accrued severance and other accrued acquisition costs will be paid during 2012.  Payments relating to accrued retention bonuses will be made periodically through the second quarter of 2014.  Lease exit payments are dependent on the terms of various leases, which extend as far out as 2017.

(14)	Subsequent Events
The Company announced on October 29, 2012, that its Board of Directors has declared a semi-annual cash dividend of $0.20 per share of its common stock. The dividend payment will be made on December 14, 2012, to holders of record at the close of business on November 15, 2012. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and nine months ended September 30, 2012, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, which are included in our 2011 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com). You should also refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our 2011 Annual Report on Form 10-K.

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

Asset Impairments
We have recorded goodwill and other identified intangibles from a series of acquisitions. We also invest in certain real estate ventures that own and operate commercial real estate. We have investments in approximately 40 separate property or fund co-investments with which we have an advisory agreement. Our ownership percentages in these investments range from less than 1% to 15%.

Goodwill — We evaluate goodwill for impairment annually by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. During our most recent annual impairment test, in the third quarter of 2012, we determined that no indicators of impairment existed primarily because (1) our market capitalization has consistently exceeded our book value by a significant margin, (2) our overall financial performance has been solid and improving in the face of mixed economic environments, and (3) forecasts of operating income, EBITDA and cash flows generated by our reporting units appear sufficient to support the book values of net assets of the reporting units.

In addition to an annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred.  Our review of these factors through September 30, 2012 revealed no indicators of impairment.

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

Equity in earnings (losses) from real estate ventures included impairment charges of $1.5 million and $2.3 million, for the three months ended September 30, 2012 and 2011, respectively, and $5.9 million and $5.2 million, for the nine months ended September 30, 2012 and 2011, respectively, representing our share of the impairment charges against individual assets held by our real estate ventures. It is reasonably possible that if real estate values decline we may incur impairment charges on our investments in real estate ventures in future periods.

For investments in real estate ventures for which the fair value option has been elected, we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reflected as gains or losses in our consolidated statement of comprehensive income (loss) within Equity in earnings (losses) from real estate ventures. For the three and nine months ended September 30, 2012 we recognized fair value gains of $1.6 million and $0.4 million, respectively, and no fair value adjustments were recognized during the three and nine months ended September 30, 2011. It is reasonably possible that if real estate values decline we may incur charges as the fair value of these investments decrease.

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

Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The accrual balances for open medical claims related to 2012 and 2011 are $18.5 million and $0.3 million, respectively, at September 30, 2012.  At December 31, 2011 our accrual balance for medical claims was $11.5 million.

The table below sets out certain information related to the cost of the health insurance program for the three months and nine months ended September 30, 2012 and 2011 ($ in millions):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Expense to Company	$9.0	9.4	26.1	25.9
Employee contributions	2.7	2.8	7.9	7.9
Adjustment to prior year reserve	(2.0)	-	(2.0)	0.4
Total program cost	$9.7	12.2	32.0	34.2

Workers’ Compensation Insurance –  We are self-insured for workers’ compensation insurance claims because our workforce has historically experienced fewer claims than is normal for our industry. We purchase stop-loss coverage to limit our exposure to large, individual claims. We accrue workers’ compensation expense using various state rates based on job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. The adjustments taken to income through the three months ended September 30, 2012 and 2011 were charges of ($1.0) million and credits of $2.2 million, respectively. The credits taken to income through the nine months ended September 30, 2012 and 2011 were $1.0 million and $3.7 million, respectively. Our accruals for workers compensation claims, which can relate to multiple years, were $19.2 million and $17.5 million, as of September 30, 2012 and December 31, 2011, respectively.

Captive Insurance Company –In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim.

Professional indemnity insurance claims can be complex and take a number of years to resolve. Within our captive insurance company, we estimate the ultimate cost of these claims by way of specific claim accruals developed through periodic reviews of the circumstances of individual claims. As our revenue grows, we anticipate that the level of risk retained by the captive insurance company will also grow and thus could result in an increase in the amount and the volatility of our estimated accruals. When a potential loss event occurs, management estimates the ultimate cost of these claims and accrues this cost when probable and estimable.

The accrual for professional indemnity insurance claims facilitated through our captive insurance company which relates to multiple years was $0.8 million and $0.7 million, net of receivables, as of September 30, 2012 and December 31, 2011, respectively.

Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (1) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (2) operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize into income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date.

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

Equity in earnings (losses) from real estate ventures also may vary substantially from period to period for a variety of reasons, including as a result of (1) impairment charges, (2) changes in fair value, (3) realized gains or losses on asset dispositions, or (4) incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.

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

Our Investment Management segment generally earns investment-generated performance fees on clients’ real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared towards the benefit of our clients. Within our RES segments, revenue for capital markets activities relates to the size and timing of our clients’ transactions and can fluctuate significantly from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended September 30, 2012 and 2011 are not indicative of the results to be obtained for the full fiscal year.

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

In prior years the SOP resulted in the deferral of applicable incentive compensation over the service period, whereas the termination of this program will result in all incentive compensation expense for 2012 being recognized in 2012, with no SOP deferral as we have recognized in prior years. If the SOP had been eliminated in 2011, the comparative impact on our 2011 operating results would have been to increase compensation expense by $1.9 million and $6.4 million, for the three and nine months ended September 30, 2011, respectively. The impact on our 2011 full year operating results would have been an increase in expense of $12.4 million.

Results of Operations

Reclassifications
We report Equity in earnings (losses) from real estate ventures in our consolidated statements of comprehensive income (loss) after Operating income. However, for segment reporting we reflect Equity in earnings (losses) from real estate ventures within Total revenue. Also, vendor and subcontract costs on certain client assignments in property and facilities management, and project and development services (“gross contract costs”), are presented on a gross basis in our consolidated statement of comprehensive income (loss), but are excluded from revenue and operating expenses in determining “fee revenue” and “fee-based operating expenses”, in our segment reporting. See Note 4, Business Segments, of the notes to consolidated financial statements (unaudited) for Equity in earnings (losses) from real estate ventures reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 4) measures segment results with Equity in earnings (losses) from real estate ventures included in segment revenue.

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

In order to provide more meaningful year-over-year comparisons of our reported results, we have included in the table below both the U.S. dollar and local currency movements in the consolidated statements of earnings.

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2012	September 30, 2011	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$309.5	289.1	20.4	7%	9%
Capital Markets & Hotels	114.1	117.0	(2.9)	(2%)	0%
Property & Facility Management (1)	207.9	193.3	14.6	8%	10%
Project & Development Services (1)	89.2	89.3	(0.1)	(0%)	4%
Advisory, Consulting and Other	85.6	91.6	(6.0)	(7%)	(3%)
LaSalle Investment Management	71.5	76.1	(4.6)	(6%)	(4%)
Fee revenue	$877.8	856.4	21.4	2%	5%
Gross contract costs	71.7	46.8	24.9	53%	63%
Total revenue	$949.5	903.2	46.3	5%	8%

Operating expenses, excluding gross contract costs	786.0	763.2	22.8	3%	6%
Gross contract costs	71.7	46.8	24.9	53%	63%
Depreciation and amortization	19.1	22.8	(3.7)	(16%)	(15%)
Restructuring and acquisition charges	6.8	16.0	(9.2)	n.m.	n.m.
Total operating expenses	883.6	848.8	34.8	4%	7%

Operating income	$65.9	54.4	11.5	21%	23%
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

	Nine Months	Nine Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2012	September 30, 2011	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$838.7	781.7	57.0	7%	10%
Capital Markets & Hotels	318.6	286.4	32.2	11%	14%
Property & Facility Management (1)	607.7	538.9	68.8	13%	15%
Project & Development Services (1)	254.5	235.3	19.2	8%	12%
Advisory, Consulting and Other	257.0	241.3	15.7	7%	9%
LaSalle Investment Management	198.3	209.2	(10.9)	(5%)	(4%)
Fee revenue	$2,474.8	2,292.8	182.0	8%	10%
Gross contract costs	209.2	143.6	65.6	46%	53%
Total revenue	$2,684.0	2,436.4	247.6	10%	13%

Operating expenses, excluding gross contract costs	2,245.6	2,078.2	167.4	8%	11%
Gross contract costs	209.2	143.6	65.6	46%	53%
Depreciation and amortization	58.7	60.5	(1.8)	(3%)	(1%)
Restructuring and acquisition charges	32.4	22.1	10.3	n.m.	n.m.
Total operating expenses	2,545.9	2,304.4	241.5	10%	13%

Operating income	$138.1	132.0	6.1	5%	7%
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

Revenue for the third quarter of 2012 grew 5% to $949 million, 8% in local currency, in comparison to the third quarter of 2011. On a fee revenue basis, consolidated firm revenue grew 5% in local currency to $878 million, driven by 9% growth in Leasing and 10% growth in Property & Facility Management. Consolidated year-to-date revenue rose to $2.7 billion, 10% higher than the first nine months of 2011, 13% in local currency.  Fee revenue for the first nine months of 2012 was $2.5 billion, an increase of 8%, 10% in local currency, driven by balanced double-digit growth across Leasing, Capital Markets and Hotels, Property & Facility Management, and Project & Development Services.

Operating expenses, excluding restructuring and acquisition charges, were $877 million for the quarter, an increase of 5%, 8% in local currency, compared with $833 million in 2011.  The increase was driven by higher variable compensation resulting from improved Leasing revenue as well as higher compensation resulting from increased headcount primarily to service new and expanded Property & Facility Management contracts. Compensation expense was impacted by the firm’s previously disclosed decision to eliminate its Stock Ownership Program (“SOP”) which resulted in approximately $3 million more compensation expense during the quarter. Fee-based operating expenses, excluding restructuring and acquisition charges, were $805 million for the quarter, an increase of 2% in U.S. dollars and 5% in local currency, compared with $786 million in the third quarter of 2011.

Third-quarter results included $7 million of restructuring and acquisition charges, principally related to integration and retention costs for the second-quarter 2011 acquisition of King Sturge, but also including severance and lease exit costs in targeted areas of the  business in EMEA. Third-quarter results also included $1 million of intangibles amortization related to the King Sturge acquisition.

Year to date, fee-based operating expenses excluding restructuring and acquisition charges were $2.3 billion, an increase of 8% from last year, or 10% in local currency. Operating income margin year to date calculated on fee revenue was 7.1%, compared with 7.0% last year.

Equity in earnings from real estate ventures resulted in income of $11 million and $23 million for the three and nine months ended September 30, 2012, respectively, compared to income of $0.5 million and $3 million for the three and nine months ended September 30, 2011, respectively. The 2012 increase in equity earnings was primary due to assets sales in first and third quarters of 2012.

The effective tax rate for the three and nine months ended September 30, 2012, and our forecasted tax rate for 2012, is 25.4%.

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

For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses in a “net” presentation of “fee revenue” and “fee-based operating expense” more accurately reflects how we manage our expense base and operating margins. See Note 3, Revenue Recognition, of the Unaudited Notes to the Consolidated Financial Statements for additional information on our gross and net accounting. For segment reporting we also show Equity in earnings (losses) from real estate ventures within our revenue line, since it is an integral part of our Investment Management segment. Finally, our measure of segment reporting results also excludes restructuring charges and certain acquisition related costs.

Real Estate Services

Americas

	Three Months	Three Months			Change in
	Ended	Ended	Change in		Local
($ in millions)	September 30, 2012	September 30, 2011	U.S. dollars		Currency
Leasing	$214.1	187.1	27.0	14%	15%
Capital Markets & Hotels	39.1	36.4	2.7	7%	8%
Property & Facility Management (1)	88.9	81.6	7.3	9%	10%
Project & Development Services (1)	46.1	46.0	0.1	0%	2%
Advisory, Consulting and Other	25.6	27.6	(2.0)	(7%)	(8%)
Equity in earnings	0.1	-	0.1	n.m.	n.m.
Fee revenue	$413.9	378.7	35.2	9%	10%
Gross contract costs	23.4	0.6	22.8	n.m.	n.m.
Total revenue	$437.3	379.3	58.0	15%	16%

Operating expenses, excluding gross contract costs	$371.2	341.6	29.6	9%	9%
Gross contract costs	23.4	0.6	22.8	n.m.	n.m.
Operating income	$42.7	37.1	5.6	15%	16%
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

	Nine Months	Nine Months			Change in
	Ended	Ended	Change in		Local
($ in millions)	September 30, 2012	September 30, 2011	U.S. dollars		Currency
Leasing	$550.8	503.4	47.4	9%	10%
Capital Markets & Hotels	109.1	87.6	21.5	25%	26%
Property & Facility Management (1)	263.9	228.2	35.7	16%	17%
Project & Development Services (1)	130.4	124.0	6.4	5%	7%
Advisory, Consulting and Other	75.4	66.1	9.3	14%	11%
Equity in earnings	-	2.7	(2.7)	n.m.	n.m.
Fee revenue	$1,129.6	1,012.0	117.6	12%	12%
Gross contract costs	62.2	3.9	58.3	n.m.	n.m.
Total revenue	$1,191.8	1,015.9	175.9	17%	18%

Operating expenses, excluding gross contract costs	$1,036.7	933.6	103.1	11%	12%
Gross contract costs	62.2	3.9	58.3	n.m.	n.m.
Operating income	$92.9	78.4	14.5	18%	20%
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

Third-quarter revenue in the Americas region was $437 million, an increase of 15% in U.S. dollars over the prior year.  On a fee revenue basis, revenue increased 9% compared with the prior year. The largest growth in revenue was in Leasing, which increased 14% in U.S. dollars despite overall office leasing volumes dropping 14% in the United States, and Property & Facility Management, which increased 9% in U.S. dollars on a fee revenue basis in the quarter. Year-to-date fee revenue for the Americas exceeded $1.1 billion, an increase of 12% in U.S. dollars from $1.0 billion last year.

Operating expenses were $395 million in the third quarter, a 15% increase in U.S. dollars over the prior year.  Fee-based operating expenses increased 9% in U.S. dollars over the third quarter of 2011.  The year-over-year increase was due to higher fixed compensation costs associated with a larger employee base, as well as higher commission expenses related to improved Leasing and Capital Markets & Hotels revenue and the impact of the SOP elimination. Americas operating income improved to $43 million for the quarter, up from $37 million in 2011.  Operating income margin, calculated on a fee revenue basis, improved to 10.3% in 2012 compared with 9.8% in 2011.

Year-to-date fee-based operating expenses for the first nine months of the year were $1.0 billion, compared with $934 million in 2011, an 11% increase in U.S. dollars.  Operating income margin for the first nine months of 2012 calculated on a fee revenue basis was 8.2%, compared with 7.7% last year.

EMEA

	Three Months	Three Months			Change in
	Ended	Ended	Change in		Local
($ in millions)	September 30, 2012	September 30, 2011	U.S. dollars		Currency
Leasing	$52.7	57.5	(4.8)	(8%)	(1%)
Capital Markets & Hotels	51.1	59.3	(8.2)	(14%)	(9%)
Property & Facility Management (1)	37.1	40.2	(3.1)	(8%)	(3%)
Project & Development Services (1)	26.1	26.7	(0.6)	(2%)	5%
Advisory, Consulting and Other	41.1	44.0	(2.9)	(7%)	0%
Equity in losses	(0.1)	-	(0.1)	n.m.	49%
Fee revenue	$208.0	227.7	(19.7)	(9%)	(3%)
Gross contract costs	26.3	19.6	6.7	34%	49%
Total revenue	$234.3	247.3	(13.0)	(5%)	1%

Operating expenses, excluding gross contract costs	$203.6	227.1	(23.5)	(10%)	(4%)
Gross contract costs	26.3	19.6	6.7	34%	n.m.
Operating income	$4.4	0.6	3.8	n.m.	n.m.
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

	Nine Months	Nine Months			Change in
	Ended	Ended	Change in		Local
($ in millions)	September 30, 2012	September 30, 2011	U.S. dollars		Currency
Leasing	$166.3	155.1	11.2	7%	15%
Capital Markets & Hotels	140.2	126.0	14.2	11%	17%
Property & Facility Management (1)	112.8	105.1	7.7	7%	13%
Project & Development Services (1)	76.1	67.8	8.3	12%	19%
Advisory, Consulting and Other	122.2	116.6	5.6	5%	11%
Equity in losses	(0.2)	(0.3)	0.1	n.m.	n.m.
Fee revenue	$617.4	570.3	47.1	8%	15%
Gross contract costs	79.3	63.1	16.2	26%	37%
Total revenue	$696.7	633.4	63.3	10%	17%

Operating expenses, excluding gross contract costs	$610.6	576.3	34.3	6%	12%
Gross contract costs	79.3	63.1	16.2	26%	37%
Operating income (loss)	$6.8	(6.0)	12.8	n.m.	n.m.
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

EMEA’s revenue in the third quarter of 2012 was $234 million, a decrease of 5%, but an increase of 1% in local currency. Revenue declined on a fee revenue basis by 3% in local currency primarily due to lower Capital Markets & Hotels revenue in the period.  Year-to-date fee revenue was $617 million, an increase of 8%, 15% in local currency.

Operating expenses, which include $1 million of King Sturge intangibles amortization, were $230 million for the third quarter, a decrease of 7% from the prior year, flat in local currency. Operating expenses also include nearly $7 million of additional gross contract costs related to the Project & Development Services business line compared with the third quarter of 2011. Fee-based operating expenses decreased 10% over the third quarter of 2011 in U.S. dollars, 4% in local currency. The year-over-year decrease was due primarily to lower compensation and operating costs from effective cost rationalization efforts driven by the integration of King Sturge.  On a fee revenue basis, EMEA’s adjusted operating income margin, which excludes the King Sturge intangibles amortization, was 2.4% in the third quarter compared with 2.5% in 2011.

Year-to-date fee-based operating expenses were $611 million, compared with $576 million in 2011.  Included in operating expenses was $4 million of intangibles amortization compared with $7 million in the first nine months of 2011. Adjusting for the intangibles amortization related to the merger, operating income margin calculated on a fee revenue basis was 1.8%, compared with 0.1% in 2011.

Asia Pacific

	Three Months	Three Months			Change in
	Ended	Ended	Change in		Local
($ in millions)	September 30, 2012	September 30, 2011	U.S. dollars		Currency
Leasing	$42.7	44.5	(1.8)	(4%)	(1%)
Capital Markets & Hotels	23.9	21.3	2.6	12%	14%
Property & Facility Management (1)	81.9	71.5	10.4	15%	17%
Project & Development Services (1)	17.0	16.6	0.4	2%	7%
Advisory, Consulting and Other	18.9	20.0	(1.1)	(6%)	(4%)
Equity in earnings	-	0.1	(0.1)	n.m.	n.m.
Fee revenue	$184.4	174.0	10.4	6%	9%
Gross contract costs	21.9	26.6	(4.7)	(18%)	(11%)
Total revenue	$206.3	200.6	5.7	3%	6%

Operating expenses, excluding gross contract costs	$172.3	160.1	12.2	8%	10%
Gross contract costs	21.9	26.6	(4.7)	(18%)	(11%)
Operating income	$12.1	13.9	(1.8)	(13%)	(9%)
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

	Nine Months	Nine Months			Change in
	Ended	Ended	Change in		Local
($ in millions)	September 30, 2012	September 30, 2011	U.S. dollars		Currency
Leasing	$121.6	123.2	(1.6)	(1%)	1%
Capital Markets & Hotels	69.3	72.8	(3.5)	(5%)	(4%)
Property & Facility Management (1)	231.0	205.6	25.4	12%	14%
Project & Development Services (1)	48.0	43.5	4.5	10%	14%
Advisory, Consulting and Other	59.4	58.7	0.7	1%	3%
Equity in earnings	0.2	0.2	-	n.m.	n.m.
Fee revenue	$529.5	504.0	25.5	5%	7%
Gross contract costs	67.8	76.6	(8.8)	(11%)	(6%)
Total revenue	$597.3	580.6	16.7	3%	5%

Operating expenses, excluding gross contract costs	$497.2	463.0	34.2	7%	9%
Gross contract costs	67.8	76.6	(8.8)	(11%)	(6%)
Operating income	$32.3	41.0	(8.7)	(21%)	(19%)
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

Revenue in the third quarter in Asia Pacific increased 3%, 6% in local currency, to $206 million, while on a fee revenue basis, revenue increased 9% in local currency. Strong annuity revenue growth in Property & Facility Management, up 17% in local currency on a fee revenue basis, helped maintain the region’s overall performance despite the slowdown in transactional activity. Capital Markets & Hotels revenue increased from the third quarter of 2011, up 14% in local currency, due to market leading positions across the region, particularly in Singapore.  Year-to-date fee revenue for Asia Pacific increased to $530 million, up 5%, 7% in local currency.

Operating expenses were $194 million for the third quarter, an increase of 4% in U.S. dollars, 7% in local currency. Operating expenses included $22 million of gross contract costs, down from $27 million in the third quarter last year. Fee-based operating expenses for the third quarter rose 8%, 10% in local currency, due to a larger employee base servicing new and expanded Property & Facility Management contracts and inflationary compensation pressure across the region.  Asia Pacific’s fee-based operating income margin for the quarter was 6.6%, down from 8.0% a year ago.

Fee-based operating expenses on a year-to-date basis were $497 million, compared with $463 million in 2011. Operating income margin for the first nine months was 6.1%, compared with 8.1% last year, affected by a reduction in higher-margin transaction activity.

Investment Management

	Three Months	Three Months			Change in
	Ended	Ended	Change in		Local
($ in millions)	September 30, 2012	September 30, 2011	U.S. dollars		Currency
Advisory fees	$57.4	59.0	(1.6)	(3%)	0%
Transaction fees & other	2.5	2.0	0.5	25%	30%
Incentive fees	11.7	15.1	(3.4)	(23)%	(24%)
Equity in earnings	10.7	0.4	10.3	n.m.	n.m.
Total segment revenue	82.3	76.5	5.8	8%	9%

Operating expense	58.1	57.3	0.8	1%	4%
Operating income	$24.2	19.2	5.0	26%	26%
(n.m. -not meaningful)

	Nine Months	Nine Months			Change in
	Ended	Ended	Change in		Local
($ in millions)	September 30, 2012	September 30, 2011	U.S. dollars		Currency
Advisory fees	$172.0	185.0	(13.0)	(7%)	(5%)
Transaction fees & other	5.9	5.0	0.9	18%	19%
Incentive fees	20.4	19.1	1.3	7%	6%
Equity in earnings	22.6	0.2	22.4	n.m.	n.m.
Total segment revenue	220.9	209.3	11.6	6%	7%

Operating expense	159.5	165.7	(6.2)	(4%)	(2%)
Operating income	$61.4	43.6	17.8	41%	42%
(n.m. -not meaningful)

LaSalle Investment Management’s third-quarter advisory fees were $57 million, down 3% in U.S. dollars but flat in local currency.  Advisory fees were also flat compared with the first and second quarters of 2012.  The business recognized $12 million of incentive fees during the quarter as a result of positive performance for our clients, and $11 million of equity earnings, primarily from asset sales.  Assets under management remained at $47 billion as of September 30, 2012.

Consolidated Cash Flows

Cash Flows from Operating Activities
During the first nine months of 2012, we generated $34 million of cash from operating activities, a $75 million increase from the $41 million used for operating activities in the first nine months of 2011.  The year-over-year increase in cash provided by operations was primarily due to enhanced working capital management in 2012.

Cash Flows from Investing Activities
We used $136 million of cash for investing activities in the first nine months of 2012, a $200 million decrease from the $336 million used in the first nine months of 2011. This decrease was driven by a $208 million decrease in cash used for acquisitions. In the first nine months of 2011, we used $234 million for acquisitions, primarily as a result of the King Sturge acquisition that we completed in the second quarter of 2011. Partially offsetting this decrease was a net $8 million increase in cash used related to co-investment activity.

Cash Flows from Financing Activities
Financing activities provided $43 million of net cash in the first nine months of 2012, a $168 million decrease from the $211 million provided by financing activities in the first nine months of 2011. This decreased primarily as a result of decreased borrowing under our credit facility, due to less acquisition activity in 2012 than in 2011. Partially offsetting a net $320 million decrease in borrowing under our credit facility was a $131 million decrease in deferred acquisition payments. In the first nine months of 2012 we paid $32 million in deferred acquisition payments, primarily for a deferred payment related to the 2011 King Sturge acquisition. In the first nine months of 2011 we paid $163 million in deferred acquisition payments, primarily for a $150 million deferred acquisition payment related to the 2008 acquisition of Staubach Holdings Inc.

Liquidity and Capital Resources

Historically, we have financed our operations, co-investment activities, dividend payments and share repurchases, capital expenditures and acquisitions with internally generated funds, issuances of our common stock and borrowings under our credit facilities.

Credit Facilities
We have a $1.1 billion unsecured revolving credit facility (the “Facility”) that matures in June 2016. We had $572.0 million and $463.0 million outstanding under the Facility, at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 we had the capacity to borrow up to an additional $510.7 million under the Facility. The average outstanding borrowings under the Facility were $712.0 million and $600.0 million during the three months ended September 30, 2012 and 2011, respectively, and $678.0 million and $421.5 million during the nine months ended September 30, 2012 and 2011, respectively.

The pricing on the Facility ranges from LIBOR plus 112.5 basis points to LIBOR plus 225.0 basis points. As of September 30, 2012, pricing on the Facility was LIBOR plus 137.5 basis points. The effective interest rate on our debt was 1.6%, during both the three months ended September 30, 2012 and 2011, respectively, and 1.6% and 1.8%, during the nine months ended September 30, 2012 and 2011, respectively.

We remain in compliance with all covenants under our Facility as of September 30, 2012. The Facility requires us to maintain a leverage ratio that does not exceed 3.50 to 1 through September 2013 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 3.00 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facility) are, among other things, (1) an add-back for stock compensation expense, (2) the addition of the EBITDA of acquired companies earned prior to acquisition, as well as (3) add-backs for certain impairment and restructuring and acquisition charges. We are also restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of cash acquisitions and co-investment. The deferred business acquisition obligation provisions of the Staubach acquisition agreement also contain certain conditions which are considerably less restrictive than those under our Facility.

In addition to our Facility, we have the capacity to borrow up to an additional $46.7 million under local overdraft facilities. At September 30, 2012 we had short-term borrowings (including capital lease obligations and local overdraft facilities) of $30.8 million outstanding, of which $24.8 million was attributable to local overdraft facilities.

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

Our wholly-owned subsidiary, Jones Lang LaSalle Operations, has an uncommitted warehouse facility with a third-party lender, with a maximum capacity of $85 million, to fund Warehouse receivables, which bears interest at LIBOR plus 2.5%. During the third quarter, we entered into a short-term agreement with the third-party lender whereby the capacity of the warehouse facility can be increased by $75 million upon establishment of a cash collateral account.

Co-investment Activity
As of September 30, 2012, we had total investments in real estate ventures of $296 million that we account for primarily under the equity method of accounting. Starting in 2011, we have elected the fair value option for certain of our investments made in 2011 and 2012. Our investments are primarily investments in approximately 40 separate property or fund co-investments for which we also have an advisory agreement. Our ownership percentages in these co-investments range from less than 1% to approximately 15%.

For the nine months ended September 30, 2012 and 2011, net funding for co-investments exceeded return of capital by $54 million and $46 million, respectively. We expect to continue to pursue co-investment opportunities with our real estate investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains very important to the continued growth of Investment Management.

See Note 6, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investments.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At September 30, 2012, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2011 or in the first nine months of 2012. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. Historically, the repurchase of shares has primarily been used to offset dilution resulting from both stock and restricted stock unit grants made under our existing stock plans.

The Company announced on October 29, 2012 that its Board of Directors has declared a semi-annual cash dividend of $0.20 per share of its common stock. This dividend payment will be made on December 14, 2012, to holders of record at the close of business on November 15, 2012. A dividend-equivalent in the same per share amount was also paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

Capital Expenditures
For the nine months ended September 30, 2012 and 2011, capital expenditures were $55 million and $56 million, respectively. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space.

Business Acquisitions
For the nine months ended September 30, 2012 and 2011, we used $26 million and $234 million, respectively, in connection with acquisitions. We also paid $32 million and $163 million during the nine months ended September 30, 2012 and 2011, respectively, for deferred acquisition obligations related to acquisitions we completed in prior years. Terms for our acquisitions completed in prior years included some or all of the following: (1) cash paid at closing, (2) provisions for additional consideration and (3) earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaling $290 million at September 30, 2012 on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At September 30, 2012, we had the potential to make earn-out payments on 14 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $148 million at September 30, 2012. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will come due by the end of 2013, with the remaining payments coming due at various times through 2015.

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

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the United States. We believe that our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of September 30, 2012, of our total cash and cash equivalents of $126 million, approximately $100 million was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The net assets of these countries in aggregate totaled 3% of the firm’s total net assets at both September 30, 2012 and December 31, 2011, respectively.

Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC I, LIC II and directly to funds, for future fundings of co-investments in underlying funds totaling a maximum of $196 million as of September 30, 2012.

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our credit facility. Our average outstanding borrowings under our Facility were $678.0 million during the nine months ended September 30, 2012, and the effective interest rate was 1.6%. As of September 30, 2012, we had $572.0 million outstanding under the Facility. Our Facility bears a variable rate of interest based on market rates. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We entered into no such agreements in 2011 or the first nine months of 2012, and we had no such agreements outstanding at September 30, 2012.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue outside of the United States totaled 55% and 57% of our total revenue for the nine months ended September 30, 2012 and 2011, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the euro (12% of revenue for the nine months ended September 30, 2012) and the British pound (13% of revenue for the nine months ended September 30, 2012).

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

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At September 30, 2012, these forward exchange contracts had a gross notional value of $1.6 billion ($720.2 million on a net basis). These contracts were recorded on our consolidated balance sheet as a current asset of $5.4 million and a current liability of $5.8 million at September 30, 2012.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of September 30, 2012, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1	Legal Proceedings

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of October, 2012.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011 (2) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 (Unaudited), (3) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2012 (Unaudited), (4) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011(Unaudited), and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith