Form 10-K
period 2012-12-31
JONES LANG LASALLE INC
filed 2013-02-26
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended December 31, 2012	Commission File Number 1-13145

Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland	36-4150422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Randolph Drive, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 312-782-5800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 29, 2012 was $3,046,539,810.

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on February 20, 2013 was 44,080,043.

Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

ITEM 1. BUSINESS

COMPANY OVERVIEW
Jones Lang LaSalle Incorporated (“Jones Lang LaSalle”, which we may refer to as “we”, “us”, “our”, “the Company” or “the Firm”) was incorporated in 1997. Jones Lang LaSalle is a financial and professional services firm specializing in real estate. We offer integrated services delivered by expert teams worldwide to clients seeking increased value by owning, occupying or investing in real estate. We have over 200 corporate offices worldwide and operations in more than 1,000 locations in 70 countries. We have approximately 48,000 employees, including 28,300 employees whose costs our clients reimburse. We offer comprehensive integrated real estate and investment management services on a local, regional and global basis to owner, occupier, investor and developer clients. We are an industry leader in property and corporate facilities management services, with a portfolio of approximately 2.6 billion square feet worldwide. We deliver an array of Real Estate Services (“RES”) across our three geographic business segments: (1) the Americas, (2) Europe, Middle East and Africa (“EMEA”), and (3) Asia Pacific. LaSalle Investment Management, a wholly owned member of the Jones Lang LaSalle group that comprises our fourth business segment, is one of the world’s largest and most diversified real estate investment management firms with $47 billion of assets under management.

In 2012, we generated record-setting revenue of $3.9 billion across our four business segments, a 10% increase from 2011. We believe that we are well positioned to take advantage of the opportunities in a consolidating industry and to navigate successfully the dynamic and challenging markets in which we compete worldwide.

For discussion of our segment results, please see “Results of Operations” and “Market Risks” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 3, Business Segments, of the Notes to Consolidated Financial Statements.

We won numerous awards during 2012, reflecting the quality of the services we provide to our clients, the integrity of our people and our desirability as a place to work. Among others we were named:

●	For the fifth consecutive year, one of the World’s Most Ethical Companies by the Ethisphere Institute
●	Global Outsourcing 100 – International Association of Outsourcing Professionals
●	General Motors Supplier of the Year Award
●	Apex Award – United Health Care
●	Supplier Innovation Award – USPS Supplier Performance Awards
●	#1 Overall Real Estate Advisor in Asia Pacific – Euromoney Real Estate Awards
●	Best Agent in Central and Eastern Europe: Capital Markets, Retail Leasing, Leisure Leasing – CEE Quality Awards
●	Property Consultant of the Year – UK Health Investor Awards
●	Consultant of the Year: Russia – Commercial Real Estate Awards
●	50 Out-Front Companies for Diversity Leadership – Diversity MBA Magazine
●	Vista Award for New Construction – American Society for Healthcare Engineering
●	2012 Energy Star Sustained Excellence Award –U.S. Environmental Protection Agency

The broad range of real estate services we offer includes:

●	Agency leasing	●	Investment management
●	Tenant representation	●	Real estate investment banking / merchant banking
●	Property management	●	Corporate finance
●	Facilities management / outsourcing	●	Hotel / hospitality advisory
●	Project and development management / construction	●	Energy and sustainability services
●	Valuations	●	Value recovery and receivership services
●	Consulting	●	Logistics and supply chain management
●	Capital markets

We offer these services locally, regionally and globally to real estate owners, occupiers, investors and developers for a variety of property types, including:

●	Offices	●	Multi-family residential and military housing
●	Hotels	●	Critical environments and data centers
●	Industrial properties	●	Sports facilities
●	Retail properties	●	Cultural facilities
●	Healthcare and laboratory facilities	●	Transportation centers
●	Government facilities	●	Educational facilities

Individual regions and markets may focus on different property types to a greater or lesser extent depending on local requirements, market conditions and the opportunities we perceive.

We work for a broad range of clients who represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size. They include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (“public sector”) entities. Increasingly, we are offering services to middle-market companies seeking to outsource real estate services. Through our LaSalle Investment Management subsidiary, we invest for clients on a global basis in both publicly traded real estate securities and private real estate assets. As an example of the breadth and significance of our client base, we provide services of one kind or another to approximately half of the Fortune 500 companies and approximately 70% of the Fortune 100 companies.

The attributes that enhance our services and distinguish our Firm include our:

●	Focus on client relationship management;
●	Integrated global business model;
●	Industry-leading research capabilities;
●	Consistent worldwide service delivery and integrity;
●	Ability to deliver innovative solutions, including through applications of technology, to assist our clients in maximizing the value of their real estate portfolios;
●	Strong brand and reputation;
●	Strong financial position;
●	High staff engagement levels; and
●	Strong internal governance, enterprise risk management and sustainability leadership.

We have grown our business by expanding our client base and the range of our services and products, both organically and through a series of strategic acquisitions and mergers. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for the full spectrum of real estate needs of our clients. We first began to establish this network of services across the globe through the 1999 merger of the Jones Lang Wootton companies (“JLW”, founded in England in 1783) with those of LaSalle Partners Incorporated (“LaSalle Partners”, founded in the United States in 1968).

Jones Lang LaSalle History and Acquisition Activities
Prior to our incorporation in Maryland in April 1997 and our initial public offering (the “Offering”) of 4,000,000 shares of common stock in July 1997, Jones Lang LaSalle conducted its real estate services and investment management businesses as LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (collectively, “the Predecessor Partnerships”). Immediately prior to the Offering, the general and limited partners of the Predecessor Partnerships contributed all of their partnership interests in the Predecessor Partnerships in exchange for an aggregate of 12,200,000 shares of common stock.

In March 1999, LaSalle Partners merged its business with that of JLW and changed its name to Jones Lang LaSalle Incorporated. In connection with the merger, we issued 14,300,000 shares of common stock and paid cash consideration of $6.2 million.

Since 2005, we have completed over 45 acquisitions as part of our global growth strategy. These strategic acquisitions have given us additional market share in key markets, expanded our capabilities in certain service areas and further broadened the global platform we make available to our clients. These acquisitions have increased our presence and product offering globally, and have included acquisitions in England, Scotland, Finland, France, Germany, the Netherlands, Spain, Turkey, Dubai, South Africa, Hong Kong, Singapore, Japan, Indonesia, India, the Philippines, Australia, Canada, Brazil and the United States.

In January 2006, we acquired Spaulding & Slye, a privately held real estate services and investment company with 500 employees that significantly increased the Firm’s market presence in New England and Washington, D.C.

In a multi-step acquisition starting in 2007, we acquired the former Trammell Crow Meghraj (“TCM”), one of the largest privately held real estate services companies in India. We have combined TCM’s operations with our Indian operations and we now operate under the Jones Lang LaSalle brand name throughout India.

In May 2008, we acquired Kemper’s Holding GmbH, making us the largest retail property advisor in Germany.

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

In 2012, we completed the following four acquisitions that expanded our capabilities in key regional markets: (1) MPS, an Australian tenant advisory firm, (2) 360 Commercial Partners, an Orange County, California based real estate services firm that specializes in industrial sales and leasing, (3) Credo Real Estate, a Singapore-based real estate advisory firm specializing in collective and residential sales, valuations, auctions, research and consultancy, and (4) The Apartment Group Ltd., a multifamily brokerage firm in Dallas, Texas.

We are considering, and will continue to consider, acquisitions that we believe will strengthen our market positions, expand our service offerings, increase our profitability and supplement our organic growth. However, there is no assurance that we will engage in acquisition activity in the future at the same pace as we have in the past.

Historical Overview:

Value Drivers for Superior Client Service; Enterprise Growth and Sustainability
Our mission is to deliver exceptional strategic, fully integrated services, best practices and innovative solutions for real estate owners, occupiers, investors and developers worldwide. We deliver a combination of services, expertise and technology applications on an integrated global platform that we own (and do not franchise) the totality of which we believe distinguishes us from our competitors and contributes to customer loyalty. While we face high-quality competition in individual markets, we believe that we have a unique set of attributes that makes us the best choice for clients seeking real estate and investment management services on a world-wide basis. We have the size and scale of resources necessary to deliver the expertise of the Firm wherever clients need it. Our culture of teamwork, collaboration and drive means that we can marshal those resources to deliver the greatest possible value and results. Our “client first” and ethical orientation means that our people focus on how we can best provide what our clients need and want, with integrity and transparency. Our governance and enterprise risk management orientation means that we have built a sustainable enterprise that clients can rely on to be there for them over the long-term.

Consultancy practices typically do not share our implementation expertise or local market awareness. Investment banking and investment management competitors generally possess neither our local market knowledge nor our real estate service capabilities. Traditional real estate firms lack our financial expertise and operating consistency. Other global competitors, which we believe often franchise at least some of their offices through separate owners, do not have the same level of business coordination or consistency of delivery that we can provide through our network of wholly owned offices, directly employed personnel and integrated information technology, human resources and financial systems. That network also permits us to promote a high level of governance, enterprise risk management and integrity throughout the organization and to use our diverse and welcoming culture as a competitive advantage in developing clients, recruiting employees and acquiring businesses.

The attributes that enhance our services and distinguish our Firm include:

●	Our focus on client relationship management as a means to provide superior client service on an increasingly coordinated basis;

●	Our integrated global services platform;

●	The quality and worldwide reach of our research function, enhanced by applications of technology;

●	Our reputation for consistent and trustworthy worldwide service delivery, as measured by our creation of best practices and by the skills, experience, collaborative nature and integrity of our people;

●	Our ability to deliver innovative solutions and technology applications to assist our clients in maximizing the value of their real estate portfolios;

●	The strength of our brand and our reputation;

●	The strength of our financial position;

●	The high level of staff engagement;

●	The quality of our internal governance and management;

●	The depth of our enterprise risk management; and

●	Our sustainability leadership.

We have designed our business model to (1) create value for our clients, our shareholders and our employees and (2) establish high-quality relationships with the suppliers we engage and the communities in which we operate. Based on our established presence in, and intimate knowledge of, local real estate and capital markets worldwide, and supported by our investments in thought leadership, technology and the use of electronic means to gather, analyze and communicate information relevant to our constituencies, we believe that we create value for clients by addressing their local, regional and global real estate needs as well as their broader business, strategic, operating and financial goals.

Our financial position and our reputation for integrity, strong governance and transparency, which we believe are the strongest in the industry, give our clients confidence in our long-term ability to meet our obligations to them.

The ability to create and deliver value to our clients drives our revenue and profits, which in turn allows us to invest in our business and improve productivity and shareholder value. In doing so, we enable our people to advance their careers by taking on new and increased responsibilities within a dynamic environment as our business expands geographically, adds adjacent service offerings and develops in sophistication. We are also increasingly able to expand and develop our relationships with suppliers of services to our own organization as well as to our clients, for whom we serve a significant intermediary role. By expanding employment both internally and to outsourced providers, we stimulate economically the locations in which we operate and we increase the opportunities for those we directly or indirectly employ to engage in community services and other activities beneficial to society.

In order to achieve our mission, we realize we must establish and maintain an enterprise that will sustain itself over the long-term for the benefit of all of its stakeholders—clients, shareholders, employees, suppliers and communities, among others. Accordingly we have committed ourselves to effective corporate governance that reflects best practices and the highest level of business ethics. For a number of years, we have governed the organization through a highly coordinated framework within which decisions are deliberated and corporate authority is derived:

GLOBAL STRATEGIC PRIORITIES AND OPERATIONAL SUPPORT
To continue to create new value for our clients, shareholders and employees, we have identified five strategic priorities, which we call the G5. We regularly re-evaluate whether the G5 continue to be the right priorities for best driving the business forward toward that overall objective. Although we have grown significantly over the past decade, we believe we have a substantial opportunity to continue to grow and prosper by providing our core services within our key markets, whose potential remains large given the magnitude globally of commercial and residential real estate, broadly defined.

G1: BUILD OUR LEADING LOCAL AND REGIONAL SERVICE OPERATIONS. Our strength in local and regional markets determines the strength of our global service capabilities. Our financial performance also depends, in great part, on the business we source and execute locally from our over 200 wholly owned offices around the world. We continually seek to leverage our established business presence in the world’s principal real estate markets in order to provide expanded and adjacent local and regional services without a proportionate increase in infrastructure costs. We believe that these capabilities will continue to set us apart and make us more attractive to current and prospective clients as well as to revenue generating employees such as brokers and client relationship managers.

G2: STRENGTHEN OUR LEADING POSITION IN CORPORATE SOLUTIONS. The accelerating trends of globalization, cost cutting, energy management and the outsourcing of real estate services by corporate occupiers support our decision to emphasize a truly global Corporate Solutions business to serve their needs comprehensively. This service delivery capability helps us create new client relationships, particularly as companies turn to the outsourcing of their real estate as a way to manage expenses and enhance sustainability. These services have proven to be counter-cyclical as we have seen demand for them strengthen when the economy has weakened. In addition, a number of corporate clients are demanding the cross-regional capabilities that we can deliver.

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

G4: STRENGTHEN LASALLE INVESTMENT MANAGEMENT’S LEADERSHIP POSITION. With its integrated global platform, LaSalle Investment Management is well positioned to serve institutional real estate investors looking for attractive opportunities around the world. Increasingly, it has also been developing its ability to serve individual retail investors. LaSalle Investment Management focuses on offering products to meet the investment desires of its clients and extending its portfolio capabilities in different ways and within promising new markets in order to enhance its industry-leading position. We intend to continue to maintain strong offerings in core products to meet the demand from clients who seek investments in the most stable and mature real estate markets.

G5: CONNECTIONS: DIFFERENTIATE BY CONNECTING ACROSS THE FIRM AND WITH CLIENTS AND OTHER STAKEHOLDERS. To create real value and new opportunities for our clients, shareholders and employees, we regularly work to strengthen and fully leverage the links between our people, service lines and geographies worldwide to better connect with our clients and put the Firm’s global expertise and experience to work for them. This includes constantly striving to leverage use of the Internet and emerging social media to gather and disseminate information that will be useful to our clients, employees, vendors and other constituencies.

We have committed resources to each of the G5 priorities in past years and expect we will continue to do so in the future. This strategy has helped us to weather economic downturns, continue to grow market share, expand our services by developing adjacent offerings and take advantage of new opportunities as they arise. By continuing to invest in the future based on how our strengths can support the needs of our clients, we intend to enhance our position as an industry leader. Although we have validated our fundamental business strategies, each of our businesses continually re-evaluates how it can best serve our clients as their needs change, as technologies and the application of technologies evolve and as real estate markets, credit markets, economies and political environments exhibit changes, which in each case may be dramatic and unpredictable.

STRATEGY REVIEW PROJECT
During 2012, we engaged in a significant internal process designed to identify and begin to implement the various specific business and operational strategies that we believe will best drive the continued success of the G5 priorities over the longer-term, including:

●	The use of an investment philosophy and filters focused on growth that will best meet client needs and concentrate on the most lucrative potential services, markets and cities;
●	Establishing charters for internal business committees with responsibility for promoting more inter-connected global approaches, where appropriate, to client services and delivery;
●
Using technology, including emerging internet and social media capabilities, to provide information to clients to help them maximize the value of their real estate portfolios and to mine and apply our knowledge in order to improve the ability of our people to provide client services;

●	Deploying additional tools and metrics that will make our people as productive and efficient as possible;
●	Determining how best to marshal, train, recruit, motivate and retain the human resources that will have the skill set and other abilities necessary to accomplish our strategic objectives;
●	Continuing to develop our brand and reputation for high quality client service, intimate local and global market knowledge and integrity; and
●
Continue to promote best-in-class governance, enterprise risk management and professional standards in order to operate a sustainable organization capable of meeting the significant challenges and risks inherent in global markets and to minimize disruptions to, and distractions from, the accomplishment of our corporate mission.

BUSINESS SEGMENTS
We report our operations as four business segments. We manage our Real Estate Services (“RES”) product offerings geographically as (1) the Americas, (2) Europe, Middle East and Africa (“EMEA”), and (3) Asia Pacific, and we manage our investment management business globally as (4) LaSalle Investment Management.

REAL ESTATE SERVICES (“RES”): AMERICAS, EMEA AND ASIA PACIFIC
To address the needs of real estate owners and occupiers, we provide a full range of integrated property, project management and transaction services locally, regionally and globally through our Americas, EMEA and Asia Pacific operating segments. We organize our RES according to five major product categories:

●	Leasing;
●	Capital Markets and Hotels;
●	Property and Facilities Management;
●	Project and Development Services; and
●	Advisory, Consulting and Other Services.

Across these five broad RES categories, we leverage our deep real estate expertise and experience within the Firm to provide innovative solutions for our clients. For the year ended December 31, 2012, we derived our RES revenue from product categories and regional geographies as follows ($ in millions):

Americas		EMEA		Asia Pacific		Total RES	

Leasing	$829.6	9%	$250.0	6%	$198.2	3%	**$1,277.8**	**7%**
Capital Markets & Hotels	$168.5	24%	$235.1	3%	$109.3	15%	**$512.9**	**12%**
Property & Facility Management	$458.7	31%	$155.2	5%	$398.4	9%	**$1,012.3**	**17%**
Fee Revenue	*$375.0*	*14%*	*$155.2*	*5%*	*$319.9*	*12%*	***$850.1***	***12%***
Project & Development Services	$182.9	3%	$219.8	21%	$83.5	3%	**$486.2**	**10%**
Fee Revenue	*$182.1*	*2%*	*$106.5*	*11%*	*$67.2*	*13%*	***$355.8***	***7%***
Advisory, Consulting & Other	$107.0	9%	$189.1	6%	$86.1	6%	**$382.2**	**7%**
Total RES Operating Revenue	**$1,746.7**	**15%**	**$1,049.2**	**8%**	**$875.5**	**7%**	**$3,671.4**	**11%**
Fee Revenue	***$1,662.2***	***11%***	***$935.9***	***5%***	***$780.7***	***10%***	***$3,378.8***	***8%***

For Property & Facility Management, Project & Development Services and total RES revenue the table above shows “Fee Revenue,” or revenue net of gross contract costs for vendor and subcontract costs that are included both in revenue and expense. We believe that excluding these costs from revenue and expense gives a more accurate picture of the growth rates in these RES product catagories.

REVENUE MIX BY BUSINESS LINES AND GEOGRAPHIES

For the year ended December 31, 2012, our global total gross revenue of $3.9 billion was generated in the following countries:

In the Americas, our total 2012 RES operating revenue for the year ended December 31, 2012 was derived from the following countries in the proportions indicated below:

In EMEA, our total 2012 RES operating revenue for the year ended December 31, 2012 was derived from the following countries in the proportions indicated below:

In Asia Pacific, our total 2012 RES operating revenue for the year ended December 31, 2012 was derived from the following countries in the proportions indicated below:

A description of these product categories and the services we provide within them follows:

1. Leasing Services
Agency Leasing Services executes marketing and leasing programs on behalf of investors, developers, property companies and public entities to secure tenants and negotiate leases with terms that reflect our clients’ best interests. In 2012, we completed approximately 16,207 agency leasing transactions representing approximately 236 million square feet of space. We typically base our agency leasing fees on a percentage of the value of the lease revenue commitment for consummated leases.

Tenant Representation Services establishes strategic alliances with clients to deliver ongoing assistance to meet their real estate needs and to help them evaluate and execute transactions to meet their occupancy requirements. Tenant Representation Services is also an important component of our local market services. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions, and negotiating lease and ownership terms with landlords. We help our clients lower their real estate costs, minimize real estate occupancy risks, improve occupancy control and flexibility, and create more productive office environments. We employ a multi-disciplinary approach to develop occupancy strategies linked to our clients’ core business objectives.

We determine Tenant Representation Services fees on a negotiated fee basis. In various markets, landlords may be responsible for paying them. Fees often reflect performance measures related to targets that we and our clients establish prior to engagement or, in the case of strategic alliances, at future annual intervals. We use quantitative and qualitative measurements to assess performance relative to these goals, and incentive fees may be awarded for superior performance. In 2012, we completed approximately 14,327 tenant representation transactions representing approximately 382 million square feet of space.

2. Property and Facilities Management
Property Management Services provides on-site management services to real estate owners for office, industrial, retail and specialty properties. We seek to leverage our market share and buying power to deliver superior service and value to clients. Our goal is to enhance our clients’ property values through aggressive day-to-day management. We may provide services through our own employees or through contracts with third-party providers (as to which we may act in a principal capacity or hire as an agent for our clients). We focus on maintaining high levels of occupancy and tenant satisfaction while lowering property operating costs. During 2012, we provided on-site property management services for properties totaling approximately 1.8 billion square feet.

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

Integrated Facilities Management Services provides comprehensive portfolio and property management services to corporations and institutions that outsource the management of the real estate they occupy. Properties under management range from corporate headquarters to industrial complexes. During 2012, Integrated Facilities Management Services managed approximately 850 million square feet of real estate for its clients. Our target clients typically have large portfolios (usually over 1 million square feet) that offer significant opportunities to reduce costs and improve service delivery. The competitive trends of globalization, outsourcing and offshoring have prompted many of these clients to demand consistent service delivery worldwide and a single point of contact from their real estate service providers. We generally develop performance measures to quantify the progress we make toward goals and objectives that we have mutually determined. Depending on client needs, our Integrated Facilities Management Services units, either alone or partnering with other business units, provide services that include portfolio planning, property management, agency leasing, tenant representation, acquisition, finance, disposition, project management, development management, energy and sustainability services and land advisory services. We may provide services through our own employees or through contracts with third-party providers (as to which we may act in a principal capacity or which we may hire as an agent for our clients).

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

4. Capital Markets and Hotels
Capital Markets Services includes property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. In the United States, we are a Freddie Mac Program Plus® Seller/Servicer and operate a multi-family lending and commercial loan servicing platform. Real Estate Investment Banking Services includes sourcing capital, both in the form of equity and debt, derivatives structuring and other traditional investment banking services designed to assist investor and corporate clients in maximizing the value of their real estate. To meet client demands for marketing real estate assets internationally and investing outside of their home markets, our Capital Markets Services teams combine local market knowledge with our access to global capital sources to provide superior execution in raising capital for real estate assets. By researching, developing and introducing innovative new financial products and strategies, Capital Markets Services is also integral to the business development efforts of our other businesses.

Clients typically compensate Capital Markets Services units on the basis of the value of transactions completed or securities placed. In certain circumstances, we receive retainer fees for portfolio advisory services. Real Estate Investment Banking fees are generally transaction-specific and conditioned upon the successful completion of the transaction.

We also deliver specialized Capital Markets Services for hotel and hospitality assets and portfolios on a global basis including investment sales, mergers and acquisitions, and financing. We provide services to assets that span the hospitality spectrum: luxury properties; resorts; select service and budget hotels; golf courses; theme parks; casinos; spas; and pubs.

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

We provide Energy and Sustainability Services to occupiers and investors to assist them in developing their corporate sustainability strategies, greening their real estate portfolios, reducing their energy consumption and their carbon footprint, upgrading building performance by managing Leadership in Energy and Environmental Design (“LEED”) construction or retrofits and providing sustainable building operations management. We have over 1,400 energy and sustainability accredited professionals and have provided over 20,000 facilities with specialized energy evaluation services. In 2011, we documented $105 million in energy savings for our clients and reduced their greenhouse gas emissions by 587,000 tons.

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

We provide investment management services to institutional investors and high-net-worth individuals. We seek to establish and maintain relationships with sophisticated investors who value our global platform and extensive local market knowledge. As of December 31, 2012, LaSalle Investment Management managed $47.0 billion of public real estate securities and private real estate assets, making us one of the world’s largest managers of institutional capital invested in real estate assets and securities.

LaSalle Investment Management provides clients with a broad range of real estate investment products and services in the public and private capital markets. We design these products and services to meet the differing strategic, risk/return and liquidity requirements of individual clients. The range of investment alternatives includes private investments in multiple real estate property types including office, retail, industrial, health care and multi-family residential. We act either through commingled investment funds or single client account relationships (“separate accounts”). We also offer indirect public investments, primarily in publicly traded real estate investment trusts (“REITs”) and other real estate equities.

The distribution of LaSalle Investment Management’s assets under management is as follows ($ in billions):

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

The investment and capital origination activities of our investment management business have grown increasingly global. We have invested in direct real estate assets in 22 countries across the globe, as well as in public real estate companies traded on all major stock exchanges. We expect that cross-border investment management activities, both fund raising and investing, will continue to grow.

Private Investments in Real Estate Properties (Separate Accounts and Fund Management). In serving our investment management clients, LaSalle Investment Management is responsible for the acquisition, management, leasing, financing and divestiture of real estate investments across a broad range of real estate property types. LaSalle Investment Management launched its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including 10 funds that invest in assets in the Americas, 11 funds that invest in assets located in Europe and eight funds that invest in assets in Asia Pacific. LaSalle Investment Management also maintains separate account relationships with investors for whom we manage private real estate investments.

LaSalle Investment Management is the advisor to the Jones Lang LaSalle Income Property Trust, a non-listed real estate investment trust launched during 2012 that gives suitable individual investors access to a growing portfolio of diversified commercial real estate investments. As of December 31, 2012, LaSalle Investment Management had approximately $36.8 billion in assets under management in commingled funds and separate accounts.

Some investors prefer to partner with investment managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest funds alongside the investments of clients’ funds will continue to be an important factor in maintaining and continually improving our competitive position. We believe our co-investment strategy strengthens our ability to continue to raise capital for new real estate investments and real estate funds. At December 31, 2012, we had a total of $268.1 million of investments in real estate ventures that are included in our $47.0 billion of assets under management.

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

LaSalle Investment Management is generally compensated for money management services for private equity investments based on initial capital invested and managed, with additional fees tied to investment performance above benchmark levels. The terms of contracts vary by the form of investment vehicle involved and the type of service we provide. Our investment funds have various life spans, typically ranging between 5 and 10 years. Separate account advisory agreements generally have three-year terms with “at will” termination provisions, and include fee arrangements that are linked to the market value of the assets under management.

Investments in Public Equity. LaSalle Investment Management also offers clients the ability to invest in separate accounts focused on public real estate equity. We invest the capital of these clients principally in publicly traded securities of REITs and property company equities. As of December 31, 2012, LaSalle Investment Management had approximately $10.2 billion of assets under management in these types of investments. LaSalle Investment Management is typically compensated by securities investment clients on the basis of the market value of assets under management.

Revenue Summary. For the year ended December 31, 2012, we generated $3.6 billion of Fee Revenue, revenue net of gross contract costs for vendor and subcontract costs that are included in revenue and expense, from the following RES product categories and LaSalle Investment Management:

SUSTAINING OUR ENTERPRISE
We apply our sustainability strategy to the resources that we use in providing services to assets owned by our clients. The revenue and profits we earn from those efforts are then divided between further investment in our business, paying our employees and providing returns to our shareholders. These efforts, which among other things help our clients manage their real estate more effectively and efficiently, promote employment globally and create wealth for our shareholders, allow us to be an increasingly impactful member of, and positive force within, the communities in which we operate.

Enterprise Sustainability
Deployed Resources
(excluding through Suppliers)
Strategy
Investment Methodology
Human Resources
Brand/Reputation
Technology
Research/Market Knowledge
Productivity
Governance
Enterprise Risk Management
Professional Standards/Quality Control/Ethics/Corporate Sustainability
Services
Capital Markets
Agency Leasing
Tenant Representation
Corporate Solutions/Facility Management
Property Management
Project and Development Services; Construction
Investment Management
Valuations
Corporate Finance
Consulting/Advisory
Energy and sustainability
Workout, Receiverships and Value Recovery
Logistics/Supply Chain
Asset Classes
Office
Retail
Hotels/Hospitality
Industrial
Multi-family Residential
Selected Residential
Data Center/Call Centers
Transportation
Infrastructure
Healthcare and Laboratory Facilities
Government Facilities
Leisure/Sports
Clients
Owner
Occupiers
Investors
Corporates
Developers
Governments
Re-investment
Revenue and Financial Results
Real Value in a Changing World℠
Shareholders
Employees
Global Community

COMPETITION
As the result of our significant growth over the previous decade, we are now one of the two largest real estate services and investment management providers on a global basis. We believe that the other similar global providers are significantly smaller in terms of revenue than either of us. We believe that Jones Lang LaSalle’s geographic reach, scope of services and scale of resources have become sufficient to provide substantially all of the services our clients need, wherever they need them. To most effectively serve and retain current clients, and win new clients, we strive to be the best firm in our industry.

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

COMPETITIVE DIFFERENTIATORS
We believe that the key value drivers we list below create several competitive differentiators. These form the basis of our market positioning as the leading firm of choice for sophisticated clients seeking an integrated financial and professional services firm specializing in real estate on a global basis.

Client Relationship Management. We support our ability to deliver superior service to our clients through our ongoing investments in client relationship management and account management. Our goal is to provide each client with a single point of contact at our firm, an individual who is answerable to, and accountable for, all the activities we undertake for the client. We believe that we enhance superior client service through best practices in client relationship management, the practice of seeking and acting on regular client feedback, and recognizing each client’s own specific definition of excellence.

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

Integrated Global Business Model. By combining a wide range of high-quality, complementary services—and delivering them at consistently high service levels globally through wholly owned offices with directly employed personnel—we can develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. We also believe that we have secured an established business presence in the world’s principal real estate markets, with the result that we can grow revenue without a proportionate increase in infrastructure costs. With operations in more than 1,000 locations in 70 countries on six continents, we have in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe. This geographic coverage, combined with the ability and willingness of our people to communicate and connect with each other across a common infrastructure platform, positions us to serve the needs of our multinational clients and manage investment capital on a global basis. We anticipate that our cross-selling potential across geographies and product lines will continue to develop new revenue sources for multiple business units within Jones Lang LaSalle.

We also anticipate that over time we will continue to develop expanded service offerings that are complementary, or adjacent, to our current offerings. An example would be providing services to multi-family residential real estate that complements our current services to commercial clients seeking to develop multi-use properties that encompass office, retail and residential space.

Industry-Leading Research Capabilities. We invest in and rely on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy for our clients. We have approximately 330 research professionals who gather data and cover market and economic conditions around the world. Research also plays a key role in keeping colleagues throughout the organization attuned to important events and changing conditions in world markets. We facilitate the dissemination of this information to colleagues through our company-wide intranet. We are also devising new approaches through technology, including the use of the Internet and developing social media techniques, to make our research, services and property offerings more readily available to our people and our clients.

We believe that our investments in research, technology, people and thought leadership position our Firm as a leading innovator in our industry. Our various research initiatives investigate emerging trends and help us anticipate future conditions and shape new services to benefit our clients. Professionals in our Consulting Services practice identify and respond to shifting market and business trends to address changing client needs and opportunities. LaSalle Investment Management relies on our comprehensive investigation of global real estate and capital markets to develop new investment products and services tailored to the specific investment goals and risk/return objectives of our clients. We believe that our commitment to innovation helps us secure and maintain profitable long-term relationships with the clients we target: the world’s leading real estate owners, occupiers, investors and developers.

Consistent and Innovative Service Delivery, Governance and Culture. We believe that our globally coordinated investments in research, technology, people, quality control and innovation, combined with the fact that our offices are wholly owned (rather than franchised) and our professionals are directly employed, enable us to develop, share and continually evaluate best practices across our global organization. Additionally, our overlapping and communicative senior management and Board of Directors structure promotes an environment of best practices in corporate governance, controls and overall corporate sustainability. We also believe these attributes allow us to infuse throughout the organization a culture of internal communication and connectivity and of integrity that is unparalleled in our industry. As a result, we are able to deliver the same consistently high levels of client service and operational excellence substantially wherever our clients’ real estate investment and services needs exist.

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

For our Energy and Sustainability Services business we have developed four industry leading technology platforms designed to help our clients reduce their environmental footprint and energy costs: (1) our Upstream platform is a tool for benchmarking overall energy and environmental performance relative to similar buildings in a similar geography, (2) our Building Energy Allocation Tool (“BEAT”) enables a quick assessment of building energy consumption leading to opportunities for performance improvement, (3) our Portfolio Energy and Environmental Reporting Systems (“PEERS”) tool provides a web-based platform for ongoing energy and environmental measurement and reporting including carbon footprint assessment, and (4) our Environmental Sustainability Platform (“ESP”) is a real-time metering and monitoring program that enables on-line, real-time monitoring of building energy consumption. Connect (sm), our intranet technology, offers our employees easy access to the Firm’s policies, news and collective thinking regarding our experience, skills and best practices. We also have implemented globally integrated systems for finance, human resources, and client relationship management, as well as securities management and trading systems for our investment management business.

We have a patented process in the United States for a “System and Method for Evaluating Real Estate Financing Structures” that assists clients with determining the optimal financing structure for controlling their real estate assets, including, for example, whether a client should own a particular asset, lease the asset, or control the asset by means of some other financing structure.

We have made two patent pending applications in the United States. One is for a geospatial intelligence and site tool to help in site selection, investment and market analysis. The second is for an online software platform that connects space owners with individuals or companies to transact office space leases either individually or in the aggregate.

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

Strong Brand and Reputation. In 2008, we introduced a new global brand positioning and visual identity to further differentiate us from our competitors. Based on evidence provided by marketing surveys we have commissioned, the extensive coverage we receive in top-tier business publications, the major awards we receive in many categories of real estate, sustainability and ethics, as well as our significant, long-standing client relationships, we believe that large corporations and institutional investors and occupiers of real estate recognize Jones Lang LaSalle’s ability to reliably create value in changing market conditions. Our reputation is based on our deep industry knowledge, excellence in service delivery, integrity and our global provision of high-quality, professional real estate and investment management services. We believe that the combined strength of the Jones Lang LaSalle and LaSalle Investment Management brands represents a significant advantage when we pursue new business opportunities and is also a major motivation for talented people to join us around the world.

We believe we hold the necessary trademarks worldwide with respect to the “Jones Lang LaSalle” and “LaSalle Investment Management” names and the related logo, which we expect to continue to renew as necessary.

In 2012, we applied for and expect to receive the right to use the top level domain names of each of “.jll” and “.lasalle” from the Internet Corporation for Assigned Names and Numbers (“ICANN”) during 2013.

Financial Strength. We focus on maintaining financial performance metrics, particularly our leverage and interest coverage ratios, that allows us to maintain investment grade financial ratings. We believe that the confidence in the financial strength of long-term service providers has become increasingly important to our clients, particularly in light of the global recession and the volatility of the capital markets in its aftermath. We believe that clients are increasingly making financial strength one of the more important criteria when they are selecting real estate service providers. Accordingly, our ability to present a superior financial condition distinguishes us as we compete for business.

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

We have maintained for a number of years an investment grade rating from each of Standard & Poor’s (BBB- (stable)) and Moody’s Investor Services, Inc. (Baa2 (stable)). Prior to 2012, the primary source of our credit was from an international syndicate of banks. During 2012, in order both to diversify our sources of credit and to take advantage of historically low interest rates, we issued $275 million of Long-term senior notes with a ten-year maturity and a fixed interest rate of 4.4% per annum.

Employee Engagement. As a business whose primary asset is the expertise and capabilities of its people, it is important to periodically measure and evaluate the level of our employee engagement, their performance enablement and the effectiveness of our managers. Approximately every two years, we use an outside provider to conduct an employee survey and then assist us in evaluating the results. We conducted our most recent survey during the summer of 2012.

Using our outside provider’s definitions:
●
Employee engagement means the extent to which employees are motivated to contribute to organizational success and are willing to apply discretionary effort to accomplishing tasks important to the achievement of organizational goals;

●
Performance enablement means the extent to which an organization is committed to high levels of customer service and relies upon continuous improvement practices to achieve superior organizational results; and

●
Manager effectiveness means the extent to which supervisors are leaders, capable of facilitating team performance through effectively managing both the tasks and responsibilities as well as facilitating teamwork and interpersonal relationships.

Our results indicated that our people reported an overall higher level of engagement, performance enablement and manager effectiveness than the global norms our outside provider maintains from the survey results it gathers from numerous other clients. In all cases, our top quartile of most engaged employees demonstrated significantly higher results than the top quartile of the global norms. Our results generally also improved over the results from our own 2010 survey.

While we were pleased with the results, we are developing and intend to implement various actions to address those specific areas where the data indicated room for improvement or possible concerns. In any event, we believe that the quality of our people, and their commitment to our organization and providing a high level of service to our clients, provides us with an important differentiator within the markets in which we operate.

INDUSTRY TRENDS

Recovering But Still Uncertain Economic Conditions. Since 2010, commercial real estate markets have broadly recovered around the world, although at different speeds and different levels of strength. Commercial values in most markets have been rising, though at varying rates of growth. Cross-border transaction volumes were nearly back to the levels of the previous cycle by the end of 2010, and have continued to increase. However, beginning in 2011 and continuing through 2012, additional uncertainty has been injected into the markets by the political and economic challenges that arose within the European Union, particularly as they influenced the credit quality of sovereign bonds issued by various European countries and the stability and liquidity of European banks. Additionally, continued stubborn levels of unemployment and concern about the levels of public debt, tax policy, fiscal policy and areas of economic weakness in the United States continued to tamp down economic recovery, although there have been signs of gradual albeit still slow improvement. Political change and uncertainty, combined with slower than previous growth, also led to questions about the ability of certain countries in Asia, particularly China and India, to continue to develop at historical rates. Due to the continuing uncertainties, a significant weight of equity capital has been targeting the most high quality prime real estate assets across all sectors, with prime yields continuing to compress due to the low supply of high quality assets to meet investor demand. Prime capital values have been rising over the last two years, most notably in many of the world’s top office markets. Leasing conditions also have broadly improved worldwide although progress continues to trail the recovery in global capital markets.

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

Growth of Outsourcing. In recent years outsourcing of professional real estate services has increased substantially, as corporations have focused corporate resources on core competencies. Although some continue to unbundle and separate the sources of their real estate services, large users of commercial real estate services continue to demonstrate an overall preference for working with single-source service providers able to operate locally, regionally and globally. The ability to offer a full range of services on this scale requires significant corporate infrastructure investment, including information technology applications and personnel training. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments. In addition, public and other non-corporate users of real estate, including government agencies and health and educational institutions, have begun to outsource real estate activities as a means of reducing costs. As a result, we believe there continues to be significant growth opportunities for firms like ours that can provide integrated real estate services across many geographic markets.

Over the three-year period including 2012, our Corporate Solutions business has continued to expand its client base as follows:

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

Industry Consolidation and Other Trends. We believe that consolidation in our industry will continue as the larger, more financially and operationally stable companies will gain market share and become increasingly more capable of servicing the needs of global clients. We also believe that developed countries will be favored for new investment as the risk appetite by investors remains conservative. Additionally, selecting service providers with the best reputation for governance, enterprise risk management and ethics will become increasingly important as operators and investors seeking efficiencies from developing their supply chains will want to avoid the significant potential costs and reputational issues associated with compliance missteps, such as violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or anti-money laundering regulations.

EMPLOYEES
With the help of aggressive goal and performance measurement systems and training, we attempt to instill in all of our people the commitment to be the best in the industry. Our goal is to be the real estate advisor of choice for clients and the employer of choice in our industry. To achieve that, we intend to continue to promote human resources techniques that will attract, motivate and retain high quality employees. The following table details our respective headcounts at December 31, 2012 and 2011 (rounded to the nearest hundred):

	2012	2011
Professional non reimbursable employees	19,700	18,800
Directly reimbursable employees	28,300	26,700
Total employees	48,000	45,500

Reimbursable employees include our property and integrated facilities management professionals and our building maintenance employees. The cost of these employees is generally reimbursable by our clients. Our employees are not members of any labor unions with the exception of approximately 1,160 directly reimbursable property maintenance employees in the United States. Approximately 33,600 and 31,700 of our employees at December 31, 2012 and 2011, respectively, were based in countries other than the United States.

CORPORATE GOVERNANCE; CODE OF BUSINESS ETHICS; CORPORATE SUSTAINABILITY AND RELATED MATTERS

We are committed to the values of effective corporate governance, operating our business with the highest ethical standards and conducting ourselves in an environmentally and socially responsible manner. We believe that these values will promote the best long-term performance of the Company for the benefit of our shareholders, clients, staff and other constituencies.

Corporate Governance. Our policies and practices reflect corporate governance initiatives that we believe comply with:

●	The listing requirements of the New York Stock Exchange (“NYSE”), on which our Common Stock is traded;
●	The corporate governance requirements of the Sarbanes-Oxley Act of 2002, as currently in effect;
●	U.S. Securities and Exchange Commission regulations; and
●	The General Corporation Law of the State of Maryland, where Jones Lang LaSalle is incorporated.

Our Board of Directors regularly reviews corporate governance developments and modifies our By-Laws, Guidelines and Committee Charters accordingly. As a result, for example, over the past years we have adopted the following corporate governance policies and approaches that are considered to be best practices in corporate governance:

●	Annual elections of all members of our Board of Directors;
●	Annual “say on pay” votes by shareholders with respect to executive compensation;
●	Right of shareholders owning 30% of the outstanding shares of our Common Stock to call a special meeting of shareholders for any purpose;
●	Majority voting in Director elections;
●	Separation of Chairman and CEO roles, with the Chairman serving as Lead Independent Director;
●	Required approval by the Nominating and Governance Committee of any related-party transactions;
●	Executive session among the Non-Executive Directors at each in person meeting;
●	Annual self-assessment by the Board of Directors and each of its Committees; and
●	Annual assessment of the operation of the Board of Directors by the Company’s senior executive management.

Code of Business Ethics. The ethics principles that guide our business operations globally are embodied in our Code of Business Ethics, which applies to all employees of the Company, including our Chief Executive Officer, Chief Financial Officer, Global Controller and the members of our Board of Directors. The Code of Business Ethics is the cornerstone of our Ethics Everywhere Program, by which we establish, communicate and monitor the overall elements of our efforts. We are proud of, and are determined to protect and enhance, the global reputation we have established since, in a service business such as ours, the integrity that our brand represents is one of our most valuable assets. For a number of years we have applied for and received Ethics Inside™ certification from the Ethisphere Institute, a leading organization dedicated to best practices in ethics, compliance, corporate governance and citizenship. We believe it is the only available independent verification of a company’s ethics program. For the fifth consecutive year, during 2012 we were also named to Ethisphere’s list of the World’s Most Ethical Companies.

We support the principles of the United Nations Global Compact, the United Nations Principles of Responsible Investing and, given that our clients include a number of the major companies within the electronic industry, the Electronic Industry Code of Conduct.

Vendor Code of Conduct. Jones Lang LaSalle expects that each of its vendors, meaning any firm or individual providing a product or service to Jones Lang LaSalle or indirectly to our clients as a contractor or subcontractor, will share and embrace the letter and spirit of our commitment to integrity. While vendors are independent entities, their business practices may significantly reflect upon us, our reputation and our brand. Accordingly, we expect all vendors to adhere to the Jones Lang LaSalle Vendor Code of Conduct, which we publish in multiple languages on our Website.  We continue to evaluate and implement new ways to monitor the quality and integrity of our supply chain.

Corporate Sustainability We encourage and promote the principles of sustainability everywhere we operate. Since our business operations span the globe, we seek to improve the communities and environment in which our people work and live. We design our corporate policies to reflect the highest standards of corporate governance and transparency, and we hold ourselves responsible for our social, environmental and economic performance. These priorities guide the interactions we have with our shareholders, clients, employees, regulators and vendors, as well as with all others with whom we come into contact, as we pursue our vision to lead the transformation of the real estate industry by making a positive impact both in and beyond our business.

Jones Lang LaSalle works to foster an environment that values the richness of our differences and reflects the diverse world in which we live and work. By cultivating a dynamic mix of people and ideas, we enrich our firm’s performance, the communities in which we operate and the lives of our employees. We seek to recruit a diverse workforce, develop and promote exceptional talent from diverse backgrounds, and embrace the varied experiences of all our employees.

Corporate Political Activities. Given the diversity of the Company’s clients, shareholders, staff and other constituencies, the general approach of the Company is not to take a position as an organization on social or political issues or on political campaigns. Accordingly, the use of corporate funds or other resources for political activities has been negligible. From time to time, the Company may comment on proposed legislation or regulations that directly affect its business interests and therefore the interests of its shareholders.

Conflicts Minerals. Since we are not a manufacturer, nor do we contract to manufacture, we do not believe that we engage in the purchase or procurement of conflicts minerals, either for ourselves or our clients.

COMPANY WEBSITE AND AVAILABLE INFORMATION

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

Our Website also includes information about our corporate governance. In addition to other information, we will make the following materials available in print to any shareholder who requests them in writing from our Corporate Secretary at the address of our principal executive office set forth on the cover page of this 10-K report.

●	Code of Business Ethics;
●	Vendor Code of Conduct;
●	Bylaws;
●	Corporate Governance Guidelines;
●	Charters for our Audit, Compensation, and Nominating and Governance Committees;
●	Statement of Qualifications for Members of the Board of Directors;
●	Complaint Procedures for Accounting and Auditing Matters;
●	Statements of Beneficial Ownership of our Equity Securities by our Directors and Officers;

Our Corporate Sustainability Report is available at www.joneslanglasalle.com/csr.

The Company intends to post on its Website any amendment or waiver of the Code of Business Ethics with respect to a member of our Board of Directors or any of the executive officers named in our proxy statement.

       Code of Business Ethics                 Vendor Code of Conduct         Corporate Sustainability Report               Corporate Facts

INTEGRATED REPORTING
As one of the pilot companies participating in the International Integrated Reporting Council, we support the general principles designed to promote communications and our integrated thinking about how an organization’s strategy, governance and financial and non-financial performance lead to the creation of value over the short, medium and long term. This Annual Report to Shareholders focuses on our business strategy and our financial performance, including an initial attempt to illustrate how being a sustainable enterprise is integral to our success. Our citizenship and sustainability efforts are reflected primarily in our Corporate Sustainability Report. Our governance and remuneration practices are reported primarily in the Proxy Statement for our Annual Meeting of Shareholders.

ITEM 1A. RISK FACTORS

General Overview. Our business is complex, dynamic, entrepreneurial and international. Accordingly, it is subject to a number of significant risks in the ordinary course of its operations. If we cannot or do not successfully manage the risks associated with the services we provide, our operations, business, operating results, reputation and/or financial condition could be materially and adversely affected.

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

Various factors over which we have no control significantly affect commercial real estate markets. These include (1) macro movements of the stock, bond, currency and derivatives markets, (2) the political environment (3) government policy and regulations, in each case whether at local, national or international levels and (4) the cost and availability of natural and non-renewable resources used to operate real estate. The severe financial disruption and global recession that occurred during 2008 and 2009 materially impacted global real estate markets as the volume and pace of commercial real estate transactions contracted and real estate pricing and leasing in many countries and markets fell substantially. Although markets have generally stabilized and improved, their continued recovery has been impeded for various reasons. These include (1) significant uncertainties arising out of the financial, political and liquidity challenges that continue for heavily indebted countries within the European Union, (2) the continued stubbornness of unemployment, (3) uncertainty about future fiscal and tax policy within the United States and (4) the relative slow-down in certain economies in Asia including those of China and India. In general, significant macroeconomic and geopolitical uncertainties remain, and the strength of the recovery has therefore varied from one economy to another. Also, governments are responding to problematic situations in different and sometimes unpredictable and politically motivated ways. Accordingly, it is inherently difficult to make accurate predictions about the future movements in the markets in which we operate.

Governance over Enterprise Risk Management. We attempt to approach enterprise risk issues in a coordinated way across the globe. We govern our enterprise risk program primarily through our Global Operating Committee (“the GOC”), which includes our Global Chief Financial Officer, our business segment Chief Operating Officers and the leaders of our principal corporate staff groups: Finance, Legal Services, Accounting, Insurance, Human Resources, Tax, Marketing, Information Technology, Business Resumption, Professional Standards and Sustainability. The GOC coordinates its enterprise risk activities with our Internal Audit function, whose leadership attends GOC meetings and performs an annual risk assessment of our business in order to determine where to focus its auditing and advisory efforts.

Our Board of Directors and its Committees take active roles in overseeing management’s identification and mitigation of the Company’s enterprise risks. The Audit Committee focuses on the process by which management continuously identifies its enterprise risks and monitors the mitigation efforts that have been established. The Board focuses on substantive aspects of management’s evaluation of our enterprise risks and the efforts we take to contain and mitigate them. Each of the Compensation Committee and the Nominating and Governance Committee also monitors and discusses with management those risks that are inherent in the matters that are within each such Committee’s purview.

As a standing agenda item for its quarterly meetings, the Audit Committee discusses with management the process that has been followed in order to establish an enterprise risk management report. This report reflects (1) the then current most significant enterprise risks that management believes the Company is facing, (2) the efforts management is taking to avoid or mitigate the identified risks and (3) how the Company’s internal audit function proposes to align its activities with the identified risks. The management representatives who regularly attend the Audit Committee meetings and participate in the preparation of the report and the discussion include our (1) Chief Financial Officer, (2) General Counsel and (3) Director of Internal Audit. At the meetings, the Director of Internal Audit reviews with the Committee how the report has informed the decisions about what aspects of the Company that Internal Audit will review as part of its regular audit procedures, as well as how various programmatic activities by Internal Audit have been influenced by the conclusions drawn in the report.

The enterprise risk management report is provided to the full Board as a regular part of the materials for its quarterly meetings. At those meetings, the Board asks questions of management about the conclusions drawn in the enterprise risk management report and makes substantive comments and suggestions. Additionally, during the course of each year, the Audit Committee (or sometimes the full Board) meets directly on one or multiple occasions with the senior-most leaders of our critical corporate functions to consider, among other topics, the enterprise risks those internal organizations face and how they are managing and addressing them. At each Board meeting, the Chairman of our Audit Committee reports to the full Board on the activities of the Audit Committee, including with respect to its oversight of the enterprise risk management process. Given our level of acquisition activities, our Board receives periodic updates on the status of integrating new businesses and how we are attempting to mitigate the enterprise risks inherent in making acquisitions. We also discuss with the Board any lessons learned from the acquisitions we have completed and any processes or approaches we have changed or improved as a result.

As a regular part of its establishment of executive compensation, the Compensation Committee considers how the structuring of our compensation programs will affect risk-taking and the extent to which they will drive alignment with the long-term success of the enterprise and the interests of our shareholders.

In the normal course of its activities, our Nominating and Governance Committee reviews emerging best practices in corporate governance and stays abreast of changes in laws and regulations that affect the way we conduct our corporate governance, which represents another important aspect of overall enterprise risk management.

Risk Mitigation Efforts. We do not attempt to discuss in this section all of the various significant efforts we employ to attempt to mitigate or contain the risks we identify, although we believe we have a robust program to do so in a systematic way. These efforts include (1) quarterly reviews by our GOC of operational errors and litigation situations so that we can consider whether there are steps we can take, such as changes to policies or additional staff training, that will prevent similar issues from recurring, (2) monthly reviews by our global team of Ethics Officers of internal ethics matters and general external ethics issues and consideration of whether there are new or different activities we can establish within our Ethics Everywhere program in order to pro-actively address them and (3) the activities by our Director of Professional Standards to coordinate enterprise risk mitigation and prevention among the business, our internal auditors and our other corporate staff functions.

Categorization of Enterprise Risks. This section reflects our current views concerning the most significant risks we believe our business faces, both in the short-term and the long-term. We do not, however, purport to include every possible risk from which we might sustain a loss. For purposes of the following analysis and discussion, we generally group the risks we face according to four principal categories:

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

We have previously experienced, and expect in the future that we will be negatively impacted by, periods of economic slowdown or recession and corresponding declines in the demand for real estate and related services. The recent economic recession was extraordinary for its worldwide scope, severity and impact on major financial institutions, as well as the extent of governmental stimulus and regulatory responses. During 2011 and 2012, the inability of the European Union to effect a sustainable resolution of the financial and political instability of certain of its member countries has prevented the return of a healthy level of confidence to its markets. Structural and political issues have similarly restrained a confident recovery in the United States and have resulted in inconsistent and less robust development of certain Asian markets, including in China and India. Although we have been able to continue to grow our business largely by gaining market share, including as the result of targeted acquisitions, the continued inconsistent and sometimes tepid growth of commercial real estate and capital markets generally have challenged our ability to expand our business at a strong pace.

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
A general decline in acquisition and disposition activity for commercial real estate can lead to a reduction in the fees and commissions we receive for arranging such transactions, as well as in fees and commissions we earn for arranging financing for acquirers. This can affect both our LaSalle Investment Management business as well as our Capital Markets business in our Real Estate Services segments. For example, although overall conditions have improved, restrictions in the availability of credit in the European Union continue to negatively impact real estate pricing as a general matter in many member countries. Additionally, a continued bias by investors toward conservatism means that their appetite for core investment products remains noticeably higher than for opportunistic or speculative products.

●	Decline in the Real Estate Values and Performance, Leasing Activity and Rental Rates
A general decline in the value and performance of real estate and in rental rates can lead to a reduction in both (1) investment management fees, a significant portion of which is generally based upon the performance of investments and net asset values, and (2) the value of the co-investments we make with our investment management clients or merchant banking investments we have made for our own account. Additionally, such declines can lead to a reduction in fees and commissions that are based on the value of, or revenue produced by, the properties with respect to which we provide services. This may include fees and commissions (1) for property management and valuations, (2) generated by our Capital Markets, Hotels and other businesses for arranging acquisitions, dispositions and financings and (3) for arranging leasing transactions. Such declines can also lead to an unwillingness or inability of clients to make new (or honor existing) capital commitments to funds sponsored by our investment management business, which can result in a decline of both investment management fees and incentive fees and can also restrict our ability to employ capital for new investments in current funds or establish new funds. The general decline in the value and performance of real estate negatively impacted the value of our own co-investments during 2009 and 2010. As real estate markets have generally improved since 2010, we have seen the value of these investments return, as reflected in the increase in our equity earnings recognized in the last two years.

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
Cyclicality in the real estate markets may lead to cyclicality in our earnings and significant volatility in our stock price, which in recent years has continued to be highly sensitive to market perception of the global economy generally and our industry specifically. Real estate markets are also thought to “lag” the broader economy. This means that even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in the real estate markets. This may be exacerbated when banks delay their resolution of commercial real estate assets whose values are less than their associated loans.

●	Effect of Changes in Non-Real Estate Markets
Changes in non-real estate markets can also affect our business in different ways for different types of investors. For example, relative strength in the equity markets can lead certain investors to lower the level of capital allocated to real estate, which in turn can mean that our ability to generate fees from the operation of our investment management business will be negatively impacted. Strength in the equity markets can also negatively impact the perception of relative performance of real estate as an asset class, which in turn means that the incentive fees relating to the performance of our investment funds will be negatively impacted. For those investors who seek to maintain real estate as a relatively fixed percentage of their portfolios and will periodically rebalance in order to do so, the so-called “denominator effect” can lead to either (1) selling real estate when the equity markets are weak since that can make real estate investments too great of a proportion of their portfolios or (2) buying real estate when equity markets are strong in order to maintain the desired percentage relative to other assets.

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

New competitors, or alliances among competitors that increase their ability to service clients, could emerge and gain market share, develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services we offer. In order to respond to increased competition and pricing pressure, we may have to lower our prices or loosen contractual terms (such as liability limitations), which may have an adverse effect on our revenue and profit margins. We may also need to become increasingly productive and efficient in the way we deliver services or with respect to the cost structure supporting our businesses, which may in turn require more innovative uses of technology as well as data gathering and data mining.

As we are in a consolidating industry, there is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. While we have successfully grown organically and through a series of acquisitions, sourcing and completing acquisitions are complex and sensitive activities. In light of the continuing need to provide clients with more comprehensive services on a more productive and cost efficient basis, we expect increasing acquisition opportunities to emerge and may increase our acquisition activity compared to recent years. For example, in 2011 we completed the significant acquisition of the King Sturge in Europe after having considerably slowed our acquisition activity during the 2008 to 2010. During 2012 we completed four acquisitions. We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth. However, there is no assurance that we will be able to continue our acquisition activity in the future at the same pace as we have in the past.

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

We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason with as little as 30 to 60 days’ notice, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. The global economic downturn and continued weaknesses in the markets in which they themselves compete have led to additional pricing pressure from clients as they themselves came under financial pressure, participated in governmental bail-out programs or filed for bankruptcy or insolvency protection, as some significant clients did. These effects have moderated, but they could increase again in the wake of the continuing political and economic uncertainties within the European Union and the United States.

REPUTATIONAL AND BRAND RISKS.

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

The rapid dissemination and increasing transparency of information, particularly for public companies, increases the risks to our business that could result from negative media or announcements about ethics lapses or other operational problems, which could lead clients to terminate or reduce their relationships with us.

THE SEASONALITY OF OUR REAL ESTATE SERVICES BUSINESS EXPOSES US TO RISKS.

Within our Real Estate Services business, our revenue and profits have historically tended to be significantly higher in the third and fourth quarters of each year than in the first two quarters. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and because certain expenses are constant through the year. Historically, we have reported relatively lower earnings in the first quarter and then increasingly larger earnings during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains (both of which can be particularly unpredictable).

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

As a result of growth in our property management and integrated facilities management businesses and other services related to the growth of outsourcing of corporate real estate services, there has been somewhat less seasonality in our revenue and profits during the past few years than there was historically, but we believe that some level of seasonality will always be inherent in our industry and outside of our control. Although we continued to experience a level of seasonality in 2012 that was similar to previous years, we are unable to predict whether the aftermath of the global economic downturn, which led to unprecedented market disruptions and levels of government intervention, or whether the consequences of the current political and financial uncertainties within the European Union, will result in any overall permanent changes to the marketplace that will have an effect on the historical seasonality of our business in 2013 and beyond.

POLITICAL AND ECONOMIC INSTABILITY AND TRANSPARENCY: PROTECTIONISM; TERRORIST ACTIVITIES; HEALTH EPIDEMICS.

We operate in approximately 70 countries with varying degrees of political and economic stability and transparency. For example, within the past few years certain Middle Eastern, Asian, European and South American countries have experienced serious political and economic instability that will likely continue to arise from time to time in countries in which we have operations. It is difficult for us to predict where or when a significant change in the political leadership or regime within a given country may occur, or what the implications of such a change will be on our operations given that legislative, tax and business environments can be altered quickly and dramatically. For example, the recent political changes in Egypt and other Middle Eastern countries have significantly disrupted business activity in these countries. Also, in recent years there has been an unusual level of legislative and regulatory activity in the United States and certain countries in Europe, as well as significant political changes in a number of countries, resulting in changes to financial, tax, healthcare, governance and other laws that may directly affect our business and continue to evolve. Starting in the second half of 2011, debate arose about the continued viability of the European Union and the Euro currency, and uncertainties remain about how this situation may ultimately be resolved, including with respect to the creditworthiness of European sovereign debt and financial institutions, and what the consequences to our business might be.

Accordingly, our ability to operate our business in the ordinary course and our willingness to commit new resources or investments may be affected or disrupted in one way or another, with corresponding reductions in revenue, increases in taxes and more aggressive taxation policies, increases in other expenses (such as with respect to employee healthcare), restrictions on repatriating funds, difficulties in collecting receivables from clients, difficulties in recruiting staff, increased corruption or other material adverse effects.

In the event that governments engage in protectionist policies which favor local firms over foreign firms or which restrict cross-border capital flows, our ability to utilize and benefit from our global platform and integrated business model could be adversely affected. The global downturn also significantly added to the deficit spending of certain governments in countries where we do business and has called into question the creditworthiness of some countries. More recently, particularly in Europe, governments have instituted austerity programs in an effort to contract spending and avoid defaults on sovereign debt, some of which have resulted in social unrest. There has been some speculation that one or more European countries may stop using the Euro as its currency. The United States is also facing continued economic uncertainties as the result of its high levels of public debt, both at the federal and certain state and local levels, including as the result of social programs and public employee pensions, as well as higher levels of taxation. It is inherently difficult to predict what the consequences to our business may be from these situations as they develop.

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

The increasing globalization by our multi-national clients creates pressure to further expand our own geographical reach into less developed countries, including for example within Africa, which tends to exacerbate the above risks. As we continue to provide services in countries that have relatively higher security risks and lower levels of transparency, our exposure to the risks inherent in doing business in less developed markets increases.

INFRASTRUCTURE DISRUPTIONS.

Our ability to conduct a global business may be adversely impacted by disruptions to the infrastructure that supports our businesses and the communities in which they are located. This may include disruptions involving electrical, communications, transportation or other services used by Jones Lang LaSalle or third parties with which we conduct business. It may also include disruptions as a result of natural disasters such as hurricanes, earthquakes and floods, whether as the result of climate change or otherwise, political instability, general labor strikes or turmoil or terrorist attacks. These disruptions may occur, for example, as a result of events affecting only the buildings in which we operate (such as fires), or as a result of events with a broader impact on the cities where those buildings are located (including, potentially, the longer-term effects of global climate change). Nearly all of our employees in our primary locations, including Chicago, London, Singapore and Sydney, work in close proximity to each other in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.

The infrastructure disruptions we describe above may also disrupt our ability to manage real estate for clients or may adversely affect the value of real estate investments we make on behalf of clients. The buildings we manage for clients, which include some of the world’s largest office properties and retail centers, are used by numerous people daily. As a result, fires, earthquakes, floods, other natural disasters, defects and terrorist attacks can result in significant loss of life, and, to the extent we are held to have been negligent in connection with our management of the affected properties, we could incur significant financial liabilities and reputational harm. An example during 2012 was Hurricane Sandy, which disrupted our own operations in the Northeast United States and caused significant flooding damage to buildings we manage for clients in lower Manhattan.

The occurrence of natural disasters and terrorist attacks can also significantly increase the availability and/or cost of commercial insurance policies covering real estate, both for our own business and for those clients whose properties we manage and who may purchase their insurance through the insurance buying programs we make available to them. We expect insurance companies to raise premiums generally as the result of Hurricane Sandy, for example.

There can be no assurance that the disaster recovery and crisis management procedures we employ will suffice in any particular situation to avoid a significant loss. Given that our staff is increasingly mobile and less reliant on physical presence in a Company office, our disaster recovery plans increasingly rely on the availability of the Internet (including “cloud” technology) and mobile phone technology, so the disruption of those systems would likely affect our ability to recover promptly from a crisis situation. Additionally, our ability to foresee or mitigate the potential consequences to managed properties, and real estate generally, from the effects of climate change, may be limited. We have significant operations and client relationships in cities with coastal exposure, such as New York.

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

Any disputes we have with third parties, or any government regulatory matters, generally must be adjudicated within the jurisdiction in which the dispute arose. Therefore, our ability to resolve our disputes successfully depends on the local laws that apply and the operation of the local judicial system. The timeliness, quality, transparency, integrity and sophistication of judicial systems vary widely from one jurisdiction to the next. Our geographic diversity therefore may expose us to disputes in certain jurisdictions that could be challenging to resolve efficiently and/or effectively, particularly as there appears to be an increasing tendency toward litigation in emerging markets, where the rule of law is less reliable, legal systems are less mature and transparent and the potential for judicial corruption remains a practical reality. It also may be more difficult to collect receivables from clients who do not pay their bills in certain jurisdictions, since resorting to the judicial system in certain countries may not be an effective alternative given the delays and costs involved.

Internal Operational Risk Factors

CONCENTRATIONS OF BUSINESS WITH CORPORATE AND INVESTOR CLIENTS CAUSES INCREASED CREDIT RISK AND GREATER IMPACT FROM THE LOSS OF CERTAIN CLIENTS; INCREASED RISKS FROM HIGHER LIMITATIONS OF LIABILITY IN CONTRACTS.

While our client base remains highly diversified across industries and geographies, we value the expansion of business relationships with individual corporate clients and institutional investors because of the increased efficiency and economics (both to our clients and our Firm) that can result from developing repeat business from the same client and from performing an increasingly broad range of services for the same client. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks of loss if, among other possibilities, such a client (1) experiences its own financial problems, which can lead to larger individual credit risks, (2) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced, (3) decides to reduce its operations or its real estate facilities, (4) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations, (5) decides to change its providers of real estate services or (6) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers. In the case of LaSalle Investment Management, concentration of investor clients can lead to fewer sources of investment capital, which can negatively affect assets under management in case a higher-volume client withdraws its funds or does not re-invest them.

Additionally, competitive conditions, particularly in connection with increasingly large clients may require us to compromise on certain contract terms with respect to the payment of fees, the extent of risk transfer, acting as principal rather than agent in connection with supplier relationships, liability limitations and other contractual terms, or in connection with disputes or potential litigation. Where competitive pressures result in higher levels of potential liability under our contracts, the cost of operational errors and other activities for which we have indemnified our clients will be greater and may not be fully insured.

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

As part of our project management business, we may enter into agreements with clients that provide for a warranted or guaranteed cost for a project that we manage. In these situations, we are responsible for managing the various other contractors required for a project, including general contractors, in order to ensure that the cost of a project does not exceed the contract price and that the project is completed on time. In the event that one of the other contractors on the project does not or cannot perform as a result of bankruptcy or for some other reason, we may be responsible for any cost overruns as well as the consequences for late delivery. In the event that for whatever reason we have not accurately estimated our own costs of providing services under warranted or guaranteed cost contracts, we may lose money on such contracts until such time as we can legally terminate them.  Also, the application of indirect taxes, such as sales taxes, goods and services taxes, and value added taxes may be less clear for these agreements, potentially impacting our margins.

During an economic downturn in a given country or region generally, we would expect to experience credit-related problems at a higher level than usual with vendors and contractors due to their increased financial instability. For example, this became a reality during the global financial crisis.

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

An important part of our investment strategy includes investing in real estate, both individually and along with our investment management clients. In order to remain competitive with well-capitalized financial services firms, we also may make merchant banking investments for which we may use Firm capital to acquire properties before the related investment management funds have been established or investment commitments have been received from third-party clients. A strategy that we have not pursued vigorously, but that still has potential, is to further engage in certain real estate investment banking activities in which we, either solely or with one or more joint venture partners, would employ capital to assist our clients in maximizing the value of their real estate. For example, we might acquire a property from a client that wishes to dispose of it within a certain time frame, after which we would market it for sale as the principal and therefore assume any related market risk.

We also operate business lines that have as part of their strategy the acquisition, development, management and sale of real estate. Investing in any of these types of situations exposes us to a number of risks.

Investing in real estate for the above reasons poses the following risks:

●
We may lose some or all of the capital that we invest if the investments under perform. Real estate investments can under-perform as the result of many factors outside of our control, including the general reduction in asset values within a particular geography or asset class. Starting in 2007 and continuing through 2009, for example, real estate prices in many markets throughout the world declined generally as the result of the significant tightening of the credit markets and the effects of recessionary economies and significant unemployment. We recognized impairment charges of $8 million, $6 million and $14 million for the years ended December 31, 2012, 2011, and 2010, respectively, representing our equity share of impairment charges against individual assets held by our real estate ventures.

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

●
We make co-investments in real estate in many countries, and this presents risks as described above in “External Market Risk Factors.” This may include changes to tax treaties, tax policy, foreign investment policy or other local political or legislative changes that may adversely affect the performance of our co-investments. The global economic downturn increased the chances of significant changes in government policies generally, the effects of which are inherently difficult to predict. The financial pressures on government entities that have resulted from weak economies and deficit spending may lead taxing authorities to more aggressively pursue taxes and question tax strategies and positions.

●
We generally make co-investments in the local currency of the country in which the investment asset exists. We will therefore be subject to the risks described below under “Currency Restrictions and Exchange Rate Fluctuations.”

In certain situations, although they have been relatively limited historically, we raise funds from outside investors where we are the sponsor of real estate investments, developments or projects. To the extent we return less than the investors’ original investments because the investments, developments or projects have underperformed relative to expectations, the investors could attempt to recoup the full amount of their investments under securities law theories such as lack of adequate disclosure when funds were initially raised. Sponsoring funds into which retail investors are able to invest may increase this risk.

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

Similar problems can arise with respect to the vendors or suppliers we hire to provide services or products to us or for our clients. In the normal course of business, we spend significant amounts in order to purchase goods and services for the properties we manage on behalf of clients. An example would be an intermediary that makes illegal payments on our behalf or on behalf of a client, even where contrary to our stated policies and to our specific agreement with such intermediary, under the U.S. Foreign Corrupt Practices Act or the U.K. Bribery Act.

Our efforts to evaluate clients, vendors and government entities before doing business with them in order not to do business with a prohibited party and to avoid attempts to launder money, make bribery payments or otherwise to exploit their relationship with us may not be successful in all situations since compliance for a business such as ours is very complex and also since we take a risk-based approach to the procedures we have employed. Additionally, it is not always possible to accurately determine the ultimate owners or control persons within our clients’ organizations or other entities with which we do business, particularly if they are actively attempting to hide such information from regulatory authorities. We may therefore unknowingly be doing business with entities that are otherwise involved in illegal activities that do not involve us or that are ultimately controlled by persons with whom engaging in business has been prohibited by applicable regulatory authorities.

BURDEN OF COMPLYING WITH MULTIPLE AND POTENTIALLY CONFLICTING LAWS AND REGULATIONS AND DEALING WITH CHANGES IN LEGAL AND REGULATORY REQUIREMENTS.

We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents significant challenges. For example, in the United Kingdom, the Financial Services Authority (“FSA”) regulates the conduct of investment businesses and the Royal Institute of Chartered Surveyors (“RICS”) regulates the profession of Chartered Surveyors, which is the professional qualification required for certain of the services we provide in the United Kingdom, in each case through upholding standards of competence and conduct. As another example, activities associated with raising capital, offering investment funds and investment sales are regulated in the United States by the Securities and Exchange Commission (“SEC”) and in other countries by similar securities regulatory authorities. The real estate investment trust managed by LaSalle Investment Management that we launched during 2012 increased our exposure to these types of regulations.

As a publicly traded company, we are subject to various corporate governance and other requirements established by statute, pursuant to SEC regulations and under the rules of the New York Stock Exchange. During the past decade, the Sarbanes-Oxley and Dodd-Frank legislative initiatives in the United States have added some significant requirements to various aspects of our governance. Additionally, changes in legal and regulatory requirements can impact our ability to engage in business in certain jurisdictions or increase the cost of doing so. The legal requirements of U.S. statutes may also conflict with local legal requirements in a particular country, as, for example, when anonymous hotlines required under U.S. law were construed to conflict in part with French privacy laws. The jurisdictional reach of laws may be unclear as well, as when laws in one country purport to regulate the behavior of affiliated corporations within our group that are operating in other countries. There is some uncertainty, for example, in the jurisdictional reach of the U.K. Bribery Act, and the standards for illegal activity in that Act are in some ways higher than those established under the U.S. Foreign Corrupt Practices Act.

Identifying the regulations with which we must comply, and then complying with them is complex. We may not be successful in complying with regulations in all situations, as a result of which we could be subject to regulatory actions and fines for non-compliance. The global economic crisis has resulted in an unusual level of related government and legislative activities, including for example the Dodd-Frank Wall Street Reform Act, which we expect will continue into the future and which exacerbates these risks. We are also seeing increasing levels of labor regulation in emerging markets, such as China, which affect our property management business.

Changes in governments or majority political parties may result in significant changes in enforcement priorities with respect to employment, health and safety, tax, securities disclosure and other regulations, which in turn could negatively affect our business.

LICENSING AND REGULATORY REQUIREMENTS.

The brokerage of real estate sales and leasing transactions, property management, construction, mobile engineering, conducting valuations, trading in securities for clients and the operation of the investment advisory business, among other business lines, requires us to maintain licenses in various jurisdictions in which we operate and to comply with particular regulations. We believe that licensing requirements have generally been increasing in recent years. If we fail to maintain our licenses or conduct regulated activities without a license or in contravention of applicable regulations, we may be required to pay fines or return commissions. We may also have a given license suspended or revoked, meaning that we would need to suspend or cease the business activities for which the license was required. Our acquisition activity increases these risks because we must successfully transfer licenses of the acquired entities and their staff, as appropriate. Licensing requirements may also preclude us from engaging in certain types of transactions or change the way in which we conduct business or the cost of doing so. In addition, because the size and scope of real estate sales transactions and the number of countries in which we operate or invest have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous licensing regimes and the possible loss resulting from noncompliance have increased. To the extent we expand our service offerings further into more heavily regulated sectors, such as healthcare, environmental, pharmaceutical, scientific and medical laboratories, airports and industrial, the regulatory framework within which we operate may get more complicated and the consequences of noncompliance more serious.

The regulatory environment facing the investment management industry has also grown significantly more complex in recent years. Countries are expanding the criteria requiring registration of investment advisors, whether based in their country or not, and expanding the rules applicable to those that are registered, all in an effort to provide more protection to investors located within their countries. In some cases, rules from different countries are applicable to more than one of our investment advisory companies and can conflict with those of their home countries. Although we believe we have good processes, policies and controls in place to address the new requirements, these additional registrations and increasingly complex rules increase the possibility that violations may occur.

Highly publicized accounting and investment management frauds that occurred in various businesses and countries during the financial crisis may result in significant changes in regulations that may affect our investment management business and our broker-dealer entities.

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

COMPUTER AND INFORMATION SYSTEMS.

Our business is highly dependent on our ability to process transactions across numerous and diverse markets in many currencies. If any of our financial, accounting, human resources or other data processing, e-mail, client accounting, funds processing or electronic information management systems do not operate properly or are disabled, we could suffer a disruption of our businesses, liability to clients, loss of client data, loss of employee data, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including disruptions of electrical or communications services, disruptions caused by natural disasters, political instability, terrorist attacks, sabotage, computer viruses or problems with the Internet, deliberate attempts to disrupt our computer systems through “ hacking” or other forms of cyber attach, or our inability to occupy one or more of our office buildings. As we outsource significant portions of our information technology functions to third-party providers, we bear the risk of having somewhat less direct control over the manner and quality of performance than we would if done by our own employees. An example of this is the increasing use of “cloud” computing whereby we outsource to third parties the maintenance of increasing amounts of our business records, including electronically maintained documents and emails, rather than keeping them on our own servers.

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

The Firm has implemented significant new financial, human resources, client relationship management, payables processing, securities management and trading and intranet software systems on a worldwide basis, and is in the process of transitioning various significant processes to these new systems. This implementation is complex and involves continuously evolving processes. If the Firm does not implement these new systems effectively, or if any of the new systems does not operate as intended, the effectiveness of the Firm’s financial reporting or internal controls could be materially and adversely affected.

Our business is also dependent, in part, on our ability to deliver to our clients the efficiencies and convenience that technology affords. The effort to gain technological expertise and develop or acquire new technologies requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors do, we could lose market share. We are increasingly dependent on the Internet and on intranet technology to gather and disseminate critical business information publicly and also to our employees internally. In the event of technology failure, including a failure of outsourced “cloud” computing, or our inability to maintain robust platforms, we risk competitive disadvantage. The proliferation of social media and different types of hardware devices have both increased the technology risks that all companies face.

RISKS INHERENT IN MAKING ACQUISITIONS.

Since 2005, we have completed over 45 acquisitions as part of our global growth strategy. In 2011, we completed eight acquisitions including the acquisition of United Kingdom-based international property consultancy King Sturge. In addition to King Sturge, we completed acquisitions within the United States, South Africa, Australia, Singapore and Indonesia. In 2012, we completed four acquisitions, two in the United States and one in each of Australia and Singapore. As long as a reasonable level of confidence remains within the markets, we believe that additional acquisition opportunities will emerge from time to time and that our industry will continue to consolidate.

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
●
Difficulties in integrating cultures, compensation structures, operations, existing contracts, accounting processes and methodologies, technology and realizing the anticipated synergies of the combined businesses;

●	Failure to identify potential liabilities during the due diligence process;
●	Failure to identify improper accounting practices during the due diligence process;
●	Inability to retain the management, key personnel and other employees of the acquired business;
●	Inability to retain clients of the acquired business;
●
Exposure to legal, environmental, employment, professional standards, bribery, money-laundering, ethics and other types of claims for activities of the acquired business prior to acquisition, including those that may not have been adequately identified during the pre-acquisition due diligence investigation or those which the legal documentation associated with the transaction did not successfully terminate or transfer;

●	Addition of business lines in which we have not previously engaged (for example, general contractor services for “ground-up” construction development projects); and
●	Potential impairment of intangible assets, which could adversely affect our reported results.

Our failure to meet the challenges involved in successfully integrating our operations with those of another company or otherwise to realize any of the anticipated benefits of an acquisition could have a material adverse effect. Liabilities that we may either knowingly or inadvertently assume may not be fully insured. Additionally, the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the consideration payable for the acquisition or other resources to another opportunity.

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

Given that the Firm’s own operations are generally conducted within leased office building space, we do not currently anticipate that regulations restricting the emissions of greenhouse gases, or taxes that may be imposed on their release would result in material costs or capital expenditures. However, we cannot be certain about the extent to which such regulations will develop as there are higher levels of understanding and commitments by different governments around the world regarding the risks of climate change and how they should be mitigated. Regulations relating to climate change may affect the scope of services we provide to clients in their managed properties, but clients would typically bear any additional costs of doing so under their contracts with us. In any event, we anticipate that the burden and cost to the Firm of climate change disclosure and carbon reporting will increase over time.

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

We also anticipate that the potential effects of climate change will increasingly impact our own operations and those of client properties we manage, especially when they are located in coastal cities. For example, during 2012 our own operations and properties we manage for clients in the northeastern United States and in particular New York City, were impacted by Hurricane Sandy, in some cases significantly.

ABILITY TO CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES.

If we are not able to continue to successfully implement the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, or if there is a failure of one or more controls over financial reporting due to fraud, improper execution or the failure of such controls to adjust adequately as our business evolves, then our reputation, financial results and the market price of our stock could suffer. Our accounting can be complex and requires that management make judgments with respect to revenue recognition, acquisitions and other aspects of our business. While we believe that we have adequate internal financial reporting control procedures in place, we may be exposed to potential risks from this legislation, which requires companies to evaluate their internal controls and have their controls attested to by their independent auditors on an annual basis. We have evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls over financial reporting as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2012. However, there can be no assurance that we will continue to receive a positive attestation in future years, particularly since standards continue to evolve and are not necessarily being applied consistently from one auditing firm to another. If we identify one or more material weaknesses in our internal controls in the future that we cannot remediate in a timely fashion, we may be unable to receive a positive attestation at some time in the future from our independent auditors with respect to our internal controls over financial reporting.

These risks also apply separately to the real estate investment trust we launched during 2012 and that is managed by LaSalle Investment Management. That entity has registered the securities it is issuing with the Securities and Exchange Commission in the United States and is subject to regulation as a public company albeit not one separately listed on a stock exchange.

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

Confidential intellectual property is increasingly stored or carried on mobile devices, such as laptop computers, which makes inadvertent disclosure more of a risk in the event the mobile devices are lost or stolen and the information has not been adequately safeguarded or encrypted. This also makes it easier for someone with access to our systems, or someone who gains unauthorized access by “hacking” or other type of cyber attach, to steal information and use it to the disadvantage of our firm or our people. Advances in technology, which permit increasingly large amounts of information to be stored on smaller devices or on third party “cloud” servers, as well as the proliferation of social media techniques, tend to exacerbate these risks.

Financial Risk Factors

WE MAY HAVE INDEBTEDNESS WITH FIXED OR VARIABLE INTEREST RATES AND CERTAIN COVENANTS WITH WHICH WE MUST COMPLY.

We currently have the ability to borrow, from a syndicate of lenders, up to $1.1 billion on an unsecured revolving credit facility (the “Facility”), with capacity to borrow up to an additional $45.3 million under local overdraft facilities. Borrowings under our Facility bear variable interest rates ranging from LIBOR plus 112.5 basis points to LIBOR plus 225.0 basis points. At December 31, 2012, we had $169.0 million of unsecured borrowings outstanding on the Facility. Our average outstanding borrowings under the Facility were $621.2 million during the twelve months ended December 31, 2012 at an effective interest rate of 1.6%. In addition to the Facility, we also have $275.0 million of unsecured Long-term senior notes (the “Notes’) that are due in 2022. The Notes bear an annual interest rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded).

Our outstanding borrowings under our Facility fluctuate during the year primarily due to varying working capital requirements. For example, payment of annual incentive compensation represents a significant cash requirement commanding increased borrowings in the first half of the year, while historically the Firm’s seasonal earnings pattern provides more cash flow in the second half of the year. To the extent we continue our acquisition activities in the future, the level of our indebtedness could increase materially if we use our Facility to fund such purchases.

The terms of our Facility, and to a lesser degree our Senior Notes, contain a number of covenants that could restrict our flexibility to finance future operations or capital needs, or to engage in other business activities that may be in our best interest. The debt covenants have the effect of limiting our ability, among other things, to:

●	Encumber or dispose of assets;
●	Incur significant additional indebtedness;
●	Make significant investments;
●	Engage in significant acquisitions.

In addition, our Facility requires that we comply with various financial covenants, including with respect to minimum net worth, leverage and cash interest coverage.

If we are unable to make required payments under our Facility or required by our Senior Notes, or if we breach any of the covenants, we will be in default, which could cause acceleration of repayment of outstanding amounts as well as defaults under other existing and future debt obligations.

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

While LaSalle Investment Management has focused over the past several years on developing more predictable annuity-type revenue, incentive fees should continue to be an important part of our revenue and earnings once real estate markets recover from the current significant downturn. As a result, the volatility described above should be expected to continue. For example, in 2006, we recognized one very significant incentive fee from the long-term performance of a separate account where we had ongoing portfolio management. This incentive fee was payable only once every four years and was calculated based on the account’s performance relative to a market index. Given the extraordinary fall in asset prices that many markets experienced starting in 2007, our incentive fees fell significantly through 2010 and since then have rebounded modestly. These declines may be partially offset by our ability to take advantage of lower asset prices as we make new investments, although it is inherently difficult to predict with any confidence how all of these complicated factors will ultimately affect our future results.

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

LASALLE INVESTMENT MANAGEMENT BANKING AND CLIENT RELATIONSHIPS.

Although not highly leveraged by general industry standards, the investment funds that LaSalle Investment Management operates in the ordinary course of business borrow money from a variety of institutional lenders. The loans typically are secured by liens on specific investment properties but are otherwise non-recourse. During the global financial crisis, the values of specific properties were in some cases less than the amount of the outstanding loan on the property, which gave the lender the right to foreclose on the property, in which case the equity invested by the fund would be without value. These situations were typically addressed on a case-by-case basis and, because we generally maintain good relationships with our lenders, were generally successful in renegotiations to retain the management of substantially all fund properties, which has given additional time for values to recover. A similar phenomenon could recur in connection with economic recessions or liquidity contractions that arise out of the current situation in the European Union.

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

Additionally, although we operate globally, we report our results in U.S. dollars, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, have fluctuated significantly in recent years. For the years ended December 31, 2012 and 2011, 45% and 44% of our revenue, respectively, was attributable to operations with U.S. dollars as their functional currency. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

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

The following table sets forth the revenue derived from our most significant currencies on a revenue basis ($ in millions):

	2012	2011
United States dollar	$1,754.1	1,563.7
British pound	516.1	453.1
Euro	482.7	480.2
Australian dollar	277.2	249.9
Japanese yen	139.9	125.8
Hong Kong dollar	98.0	93.2
Singapore dollar	94.0	92.1
Other currencies	570.8	526.5
Total revenue	$3,932.8	3,584.5

In 2009 and 2010, many of the most significant governments worldwide enacted economic stimulus measures of various types. In 2011 and 2012 some of these same governments, particularly within the European Union, have instituted austerity measures designed to reduce sovereign indebtedness. Additionally, certain questions have arisen about the viability of the Euro and there has been speculation that some countries within the Eurozone may elect, or may be forced, to revert to the currency they issued prior to the establishment of the Euro. Due to these variables and many other variables, it is inherently difficult to predict how and when these complicated factors will affect the relative values of currencies and in any event we anticipate significant continuing volatility in currency exchange rates.

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

Additionally, weakness in the global economy can put additional financial stress on clients and landlords, who sometimes are the parties that pay our commissions where we have placed a tenant representation client into their buildings. This in turn can negatively impact our ability to collect our receivables fully or in a timely manner. We cannot be sure that the procedures we use to identify and rectify slowly paid receivables, and to protect ourselves against the insolvencies or bankruptcies of clients, landlords and other third parties with which we do business, which may involve placing liens on properties or litigating, will be effective in all cases.

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
●	obtaining new credit commitments from lenders,
●
refinancing credit commitments or loans that have terminated or matured according to their terms, including funds sponsored by our investment management subsidiary which use leverage in the ordinary course of their investment activities;

●	placing insurance;
●	engaging in hedging transactions; and
●
maintaining cash deposits or other investments, both our own and those we hold for the benefit of clients, which are generally much larger than the maximum amount of government-sponsored deposit insurance in effect for a particular account.

While these risks remain higher than they have been historically, we believe they have moderated as the financial markets have stabilized in recent years. During 2012 we also diversified some of the counterparty risk under our Facility by issuing the Senior Notes, the proceeds of which were initially used to reduce the outstanding loans under the Facility. We believe counter party financial risks still remain elevated due mainly to the potential liquidity issues within certain European financial institutions.

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

Additionally, the ability of government regulatory authorities to adequately monitor and regulate banks, investment banks, securities firms and insurance companies has also been significantly called into question during the recent downturn (for example, in identifying and preventing “pyramid schemes,” “bubbles” in different asset classes and other potential systemic failures in a timely fashion), as the result of which the overall risk of unforeseeable financial loss from engaging in business with ostensibly regulated counterparties has increased.

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

We believe that tax authorities are generally increasing the level of examination activities of major corporations, which have also generally experienced more scrutiny in the media, such as the coverage of the U.K. tax positions of various companies late in 2012, and from activist groups such as the “Occupy Wall Street” movement that took place in a number of different locations during 2011 and continued into 2012.

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

●
The ability of the board of directors to establish one or more classes and series of capital stock including the ability to issue up to 10,000,000 shares of preferred stock, and to determine the price, rights, preferences and privileges of such capital stock without any further shareholder approval;

●	A requirement that any shareholder action taken without a meeting be pursuant to unanimous written consent; and

●	Certain advance notice procedures for Jones Lang LaSalle shareholders nominating candidates for election to the Jones Lang LaSalle board of directors.

Under the Maryland General Corporate Law (the “MGCL”), certain “Business Combinations” (including a merger, consolidation, share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding voting stock of the corporation (an “Interested Shareholder”) or an affiliate of the Interested Shareholder are prohibited for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder. Thereafter, any such Business Combination must be recommended by the board of directors of such corporation and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding voting shares of the corporation and (2) 66 2/3% of the votes entitled to be cast by holders of outstanding voting shares of the corporation other than shares held by the Interested Shareholder with whom the Business Combination is to be effected, unless, among other things, the corporation’s shareholders receive a minimum price (as defined in the “MGCL”) for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its shares. Pursuant to the MGCL, these provisions also do not apply to Business Combinations approved or exempted by the board of directors of the corporation prior to the time that the Interested Shareholder becomes an Interested Shareholder.

Human Resources Risk Factors, Including From Non-Employees

DIFFICULTIES AND COSTS OF STAFFING AND MANAGING INTERNATIONAL OPERATIONS.

The coordination and management of international operations pose additional costs and difficulties. We must manage operations that are in many time zones and that involve people with language and cultural differences. Our success depends on finding and retaining people capable of dealing with these challenges effectively, who will represent the Firm with the highest levels of integrity and who will communicate and cooperate well with colleagues and clients across multiple geographies. If we are unable to attract and retain qualified personnel, or to successfully plan for succession of employees holding key management positions, our growth may not be sustainable, and our business and operating results could suffer. These risks increase as we continue to grow as an organization and increase the number of staff, which has expanded significantly over the past decade.

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

We believe these risks may be higher for our company than others given that the nature of our business requires our people to be spread across numerous corporate offices and client facilities globally, which makes communications and consistency of standards more challenging. Additionally, the nature of our global outsourcing business means that we regularly must on-board significant numbers of new staff at one time as part of the transition into our firm of new global accounts, which again makes communications of our policies and driving performance consistency particularly challenging.

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

EMPLOYEE, VENDOR AND THIRD-PARTY MISCONDUCT.

Like any business, we run the risk that employee fraud or other misconduct could occur. In a company such as ours with over 48,000 employees, it is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee misconduct, including fraud and involvement in in-coming or out-going bribery situations, can cause significant financial or reputational harm to any business, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts.

Because we often hire third-party vendors and suppliers to perform services for our own account or for clients, we are also subject to the consequences of fraud, bribery or misconduct by employees of our vendors, which also can result in significant financial or reputational harm (even if we have been adequately protected from a legal standpoint). We have instituted a Vendor Code of Conduct, which is published in multiple languages on our public Web site, and which is intended to communicate to our vendors the standards of conduct we expect them to uphold.

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

SCRUTINY OF EXECUTIVE COMPENSATION PROGRAMS; INFLUENCE OF SHAREHOLDER ADVOCACY GROUPS.

In recent years, there has been increasing scrutiny of the executive compensation practices of all public companies in the United States. Shareholders have been given increasing rights to vote on the acceptability of pay practices and the issuance of equity compensation. Independent shareholder advocacy groups have also had increasing influence on the decisions of institutional investors on how to vote on executive compensation matters. In the event that these emerging circumstances result in changes to our pay practices or our ability to issue equity compensation to executives or otherwise to deduct executive compensation, we may have difficulty in retaining our executives or we could experience additional tax costs with respect to our compensation programs.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 165,000 square feet of office space pursuant to a lease that expires in May 2017. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have over 200 corporate offices worldwide located in most major cities and metropolitan areas as follows: 83 offices in 8 countries in the Americas (including 67 in the United States), 78 offices in 32 countries in EMEA and 63 offices in 14 countries in Asia Pacific. In addition, we have on-site property and corporate offices located throughout the world. On-site property management offices are generally located within properties that we manage and are provided to us without cost.

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

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange under the symbol “JLL.”

As of February 11, 2013, there were 47,029 beneficial holders of our common stock.

The following table sets forth the high and low daily closing prices of our common stock as reported on the New York Stock Exchange.

	HIGH	LOW
2012
Fourth Quarter	$86.16	$73.53
Third Quarter	$83.81	$64.67
Second Quarter	$85.09	$66.56
First Quarter	$87.08	$63.21

2011
Fourth Quarter	$69.87	$47.04
Third Quarter	$99.26	$49.77
Second Quarter	$107.72	$88.25
First Quarter	$102.57	$84.39

Dividends
On December 14, 2012, we paid a semi-annual dividend of $0.20 per share of our common stock to holders of record at the close of business on November 15, 2012. The Company also paid a cash dividend of $0.20 per share of its common stock on June 15, 2012, to holders of record at the close of business on May 15, 2012. At the Company’s discretion, a dividend-equivalent in the same amount was also paid simultaneously on outstanding but unvested restricted stock units granted under the Company’s Stock Award and Incentive Plan. There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by the Company’s Board of Directors.

Transfer Agent
Computershare
P.O. Box 358015
Pittsburgh, PA  15252-8015

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

Comparison of Cumulative Total Return

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG JONES LANG LASALLE INCORPORATED, THE S&P 500 INDEX AND A PEER GROUP

The following graph compares the cumulative 5-year total return to shareholders on Jones Lang LaSalle Incorporated’s common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group that includes CB Richard Ellis Group Inc. The graph assumes that the value of the investment in the Company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2007 and tracks it through December 31, 2012.

Share Repurchases
We have made no share repurchases under our share repurchase program in 2012 or 2011.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

The following table sets forth our summary historical consolidated financial data. The information should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2012	2011	2010	2009	2008
Statements of Operations Data:
Revenue	$3,932,830	3,584,544	2,925,613	2,480,736	2,697,586

Operating income	289,403	251,205	260,658	116,404	151,463

Interest expense, net of interest income	(35,173)	(35,591)	(45,802)	(55,018)	(30,568)
Equity earnings (losses) from real estate ventures	23,857	6,385	(11,379)	(58,867)	(5,462)
Income before provision for income taxes and minority interest	278,087	221,999	203,477	2,519	115,433
Provision for income taxes	69,244	56,387	49,038	5,677	28,743

Net income (loss)	208,843	165,612	154,439	(3,158)	86,690
Net income attributable to noncontrolling interest	793	1,228	537	437	1,807

Net income (loss) attributable to the Company	$208,050	164,384	153,902	(3,595)	84,883

Dividends on unvested common stock, net of tax	494	387	378	514	1,368
Net income (loss) available to common shareholders	$207,556	163,997	153,524	(4,109)	83,515

Basic earnings (loss) per common share before dividends on unvested common stock	$4.74	3.81	3.64	(0.09)	2.56
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)	(0.02)	(0.04)
Basic earnings (loss) per common share	$4.73	3.80	3.63	(0.11)	2.52
Basic weighted average shares outstanding	43,848,737	43,170,383	42,295,526	38,543,087	33,098,228

Diluted earnings (loss) per common share dividends on unvested common stock	$4.64	3.71	3.49	(0.09)	2.48
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)	(0.02)	(0.04)
Diluted earnings (loss) per common share	$4.63	3.70	3.48	(0.11)	2.44
Diluted weighted average shares outstanding	44,799,437	44,367,359	44,084,154	38,543,087	34,205,120

(IN THOUSANDS)	2012		2011		2010		2009		2008
Other Data:
EBITDA (1)	$390,783		338,807		319,937		139,921		233,410
Ratio of earnings to fixed charges (2)	4.28	X	3.86	X	3.73	X	1.69	X	2.74	X

Cash flows provided by (used in):
Operating activities	$327,698		211,338		384,270		250,554		33,365
Investing activities	(151,252)		(389,316)		(90,876)		(85,725)		(445,211)
Financing activities	(208,741)		110,535		(110,760)		(141,459)		379,159

Assets under management (3)	$47,000,000		47,700,000		41,300,000		39,900,000		46,200,000
Total square feet under management	2,606,000		2,098,000		1,784,000		1,569,000		1,353,000

Balance Sheet Data:
Cash and cash equivalents	$152,159		184,454		251,897		69,263		45,893
Total assets	4,351,499		3,932,636		3,349,861		3,096,933		3,077,025
Total debt (4)	476,223		528,091		226,200		198,399		508,512
Total liabilities	2,392,243		2,238,256		1,777,926		1,714,319		2,005,220
Total shareholders’ equity	1,951,183		1,691,129		1,568,931		1,378,929		1,067,682

(1)  EBITDA represents earnings before interest expense, net of interest income, income taxes, depreciation and amortization. Although EBITDA is a non-GAAP financial measure, it is used extensively by management and is useful to investors and lenders as one of the primary metrics for evaluating debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA also is used in the calculations of certain covenants related to our revolving credit facility. However, EBITDA should not be considered as an alternative either to net income (loss) available to common shareholders or net cash provided by operating activities, both of which are determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Because EBITDA is not calculated under U.S. GAAP, our EBITDA may not be comparable to similarly titled measures used by other companies.

Below is a reconciliation of our net income (loss) to EBITDA ($ in thousands):

	YEAR ENDED DECEMBER 31,
	2012	2011	2010	2009	2008
Net income (loss) available to common shareholders	$207,556	163,997	153,524	(4,109)	83,515
Interest expense, net of interest income	35,173	35,591	45,802	55,018	30,568
Provision for income taxes	69,244	56,387	49,038	5,677	28,743
Depreciation and amortization	78,810	82,832	71,573	83,335	90,584
EBITDA	$390,783	338,807	319,937	139,921	233,410

Below is a reconciliation of our net cash provided by operating activities, the most comparable cash flow measure on the statements of cash flows, to EBITDA ($ in thousands):

	YEAR ENDED DECEMBER 31,
	2012	2011	2010	2009	2008

Net cash provided by operating activities	$327,698	211,338	384,270	250,554	33,365
Interest expense, net of interest income	35,173	35,591	45,802	55,018	30,568
Provision for income taxes	69,244	56,387	49,038	5,677	28,743
Change in working capital and non-cash expenses	(41,332)	35,491	(159,173)	(171,328)	140,734
EBITDA	$390,783	338,807	319,937	139,921	233,410

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

(4) Total debt includes long-term borrowing under our revolving Facility, Long-term senior notes and Short-term borrowing, primarily local overdraft facilities.

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

EXECUTIVE SUMMARY
Jones Lang LaSalle provides comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier, investor clients and developers. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 2.6 billion square feet worldwide. We deliver our array of Real Estate Services (“RES”) product offerings across our three geographic business segments: (1) the Americas, (2) Europe, Middle East and Africa (“EMEA”), and (3) Asia Pacific. Our fourth business segment, LaSalle Investment Management, a member of the Jones Lang LaSalle group, is one of the world’s largest and most diversified real estate investment management firms, with approximately $47.0 billion of assets under management across the globe.

In 2012, we generated revenue of $3.9 billion across our four business segments. In addition to U.S. dollars, we also generated revenue in euros, British pounds, Australian dollars, Japanese yen, Hong Kong dollars, Singapore dollars and a variety of other currencies.

The broad range of real estate services we offer includes:

●	Agency leasing	●	Investment management
●	Tenant representation	●	Real estate investment banking / merchant banking
●	Property management	●	Corporate finance
●	Facilities management / outsourcing	●	Hotel / hospitality advisory
●	Project and development management / construction	●	Energy and sustainability services
●	Valuations	●	Value recovery and receivership services
●	Consulting	●	Logistics and supply chain management
●	Capital markets

We offer these services locally, regionally and globally to real estate owners, occupiers, investors and developers for a variety of property types, including:

●	Offices	●	Multi-family residential and military housing
●	Hotels	●	Critical environments and data centers
●	Industrial properties	●	Sports facilities
●	Retail properties	●	Cultural facilities
●	Healthcare and laboratory facilities	●	Transportation centers
●	Government facilities	●	Educational facilities

Individual regions and markets may focus on different property types to a greater or lesser extent depending on local requirements, market conditions and the opportunities we perceive.

We work for a broad range of clients that represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size. They include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (“public sector”) entities. Increasingly, we are offering services to smaller middle-market companies that are looking to outsource real estate services. Through our LaSalle Investment Management subsidiary, we invest for clients on a global basis in both publicly traded real estate securities and private assets.

See Item 1. Business for additional information on the services we provide, as well as our “Value Drivers for Growth and Superior Client Service,” our “Global Strategic Priorities,” our “Competitive Differentiators,” and “Industry Trends.” See also Item 1A. Risk Factors “Currency Restrictions and Exchange Rate Fluctuations” for discussion of the Eurozone crisis.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our financial statements requires management to make certain critical accounting estimates that impact (1) the stated amount of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenue and expenses during the reporting periods. These accounting estimates are based on management’s judgment. We consider them to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.

Revenue Recognition
The SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 104, provides guidance on the application of U.S. generally accepted accounting principles (“U.S. GAAP”) to selected revenue recognition issues. Additionally, the FASB’s Accounting Standards Codification (“ASC”) 605-45, “Principal and Agent Considerations,” provides guidance when accounting for reimbursements received from clients.

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

Allowance for Uncollectible Accounts Receivable
We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts from which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments and with a strong focus on credit quality. The process by which we calculate the allowance begins in the individual business units where specific uncertain accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables and our historical experience. We then review these allowances on a quarterly basis to ensure they are appropriate. As part of this review, we develop a range of potential allowances on a consistent formulaic basis. Our allowance for uncollectible accounts receivable as determined under this methodology was $19.5 million and $20.6 million at December 31, 2012 and 2011, respectively.

Bad debt expense was $6.6 million, $10.3 million, and $7.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. We believe that we have an adequate reserve for our accounts receivables at December 31, 2012 given the current economic conditions and the credit quality of our clients. However, changes in our estimates of collectability could significantly impact our bad debt expense in the future. For additional information on our allowance for uncollectible accounts see the Accounts Receivable section of Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Asset Impairments
The property and equipment we use in our business substantially consists of computer equipment and software; leasehold improvements; and furniture, fixtures and equipment. We have recorded goodwill and other identified intangibles from a series of acquisitions. We also invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 15% of the respective ventures. These investments are accounted for under the equity method of accounting or at fair value in the accompanying Consolidated Financial Statements due to the nature of our non-controlling ownership.

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

We have used qualitative factors in accordance with the provisions of ASU 2011-08, with respect to the performance of our annual impairment test of goodwill in 2012 and 2011. We determined that no indicators of impairment existed primarily because (1) our market capitalization has consistently exceeded our carrying value by a significant margin, (2) our overall financial performance has been solid in the face of mixed economic environments, and (3) forecasts of operating income and cash flows generated by our reporting units appear sufficient to support the carrying values of the net assets of each reporting unit. In addition to our annual impairment evaluation, we consider whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred.

For additional information on goodwill and intangible asset impairment testing see the Business Combinations, Goodwill and Other Intangible Assets section of Note 2 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Investments in Real Estate Ventures— We review investments in real estate ventures accounted for under the equity method on a quarterly basis for indications of whether we may not be able to recover the carrying value of the real estate assets underlying our Investments in real estate ventures and whether our equity investments are other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period within Equity earnings (losses) from real estate ventures on our consolidated statements of comprehensive income. Additionally, we consider a number of factors, including our share of investment cash flows and the fair value of our investments, in determining whether or not our equity investment is other than temporarily impaired.

Equity earnings (losses) from real estate ventures included impairment charges of $7.9 million, $5.6 million and $13.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, representing our equity share of the impairment charges against individual assets held by our real estate ventures. Declines in real estate markets adversely impacted our rental income assumptions and forecasted exit capitalization rates, resulting in our determination that certain real estate investments had become impaired. It is reasonably possible that if real estate values decline, we may sustain additional impairment charges on our Investments in real estate ventures in future periods.

For investments in real estate ventures for which the fair value option has been elected, our investment is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value at the balance sheet date. These fair value adjustments are reflected as gains or losses in our consolidated statements of comprehensive income within Equity in earnings (losses) from real estate ventures. For the years ended December 31, 2012 and 2011, fair value gains of $3.1 million and $0.6 million, respectively, were included in Equity in earnings (losses). No fair adjustments were recognized in Equity in earnings (losses) in 2010.

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

Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability. Local statutory tax rates range from 10% to 41% in the countries in which we have significant operations. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in:

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

Our effective tax rates for years ended December 31 2012, 2011 and 2010 were 24.9%, 25.4% and 24.1%, respectively, which reflected our continued disciplined management of our global tax position. Lower tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) with meaningful contributions to our effective tax rate include; The Netherlands (25%), The People’s Republic of China (25%), Switzerland (21.1%), Russia (20%), Poland (19%), Singapore (17%), Hong Kong (16.5%), Macau (12%) and Cyprus (10%).

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

We have not provided a deferred U.S. tax liability on the unremitted earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. If repatriation of all such earnings were to occur, we estimate that our resulting U.S. tax liability would be approximately $74 million, net of the benefits of foreign tax credits and net operating loss carryovers. We believe that our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity.

We have established valuation allowances against deferred tax assets where expected future taxable income does not support their realization on a more likely than not basis. We formally assess the likelihood of being able to utilize current tax losses in the future on a country-by-country basis, with the determination of each quarter’s income tax provision. We establish or increase valuation allowances upon specific indications that the carrying value of a tax asset may not be recoverable. Alternatively, we reduce valuation allowances upon (1) specific indications that the carrying value of the tax asset is more likely than not recoverable or (2) the implementation of tax planning strategies allowing an asset we previously determined not realizable to be viewed as realizable.

The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance as of December 31, 2012 and 2011 ($ in millions):

	2012	2011
Gross deferred tax assets	$380.1	353.0
Valuation allowance	53.8	38.8

The increase in gross deferred tax assets in 2012 was the result of incurred tax loss carryovers.

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

At December 31, 2012 the amount of unrecognized tax benefits was $87.2 million. We believe it is reasonably possible that $65.2 million of these gross unrecognized tax benefits will be settled within twelve months after December 31, 2012, of which $47.3 million will be net settled against a related receivable. These settlements may occur due to the conclusion of examinations by tax authorities. We further expect that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of audits, and the passing of statutes of limitations. We do not expect such changes to have a significant impact on the results of operations or the financial position of the Company. We do not believe that we have material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Self-Insurance Programs
In our Americas business we have chosen to retain certain risks regarding health insurance and workers’ compensation rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future developments.

We supplement our traditional global insurance program by the use of a captive insurance company to provide professional indemnity and employment practices insurance on a “claims made” basis. Professional indemnity claims can be complex and take a number of years to resolve, and it can be difficult to accurately estimate the ultimate cost of these claims.

●
Health Insurance—We self-insure our health benefits for all U.S.-based employees, although we purchase stop-loss coverage on an annual basis to limit our exposure. We self-insure because we believe that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we estimate the required reserve for unpaid health costs we would need at year-end. Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The accrual balance for the 2012 program was $10.2 million at December 31, 2012, and the accrual balance for the 2011 program was $11.5 million at December 31, 2011.

The table below sets out certain information related to the cost of the health insurance program for the years ended December 31, 2012, 2011 and 2010 ($ in millions):

	2012	2011	2010
Expense to Company	$26.7	23.8	21.9
Employee contributions	10.4	9.4	7.7
Adjustment to prior year reserve	(2.7)	0.4	(0.9)
Total program cost	$34.4	33.6	28.7

●
Workers’ Compensation Insurance—We are self-insured for workers’ compensation insurance claims because our workforce has historically experienced fewer claims than is normal for our industry. We purchase stop-loss coverage to limit our exposure to large, individual claims. We accrue workers’ compensation expense based on the applicable state’s rate and job classifications.On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. There were no material adjustments recorded for the year ended December 31, 2012. The adjustments taken to income for the years ended December 31, 2011 and 2010 were credits of $4.8 million and $5.0 million, respectively. Our accruals for worker compensation insurance claims, which can relate to multiple years, were $20.7 million and $17.5 million at December 31, 2012 and 2011, respectively.

The table below sets out the range and our actual reserve for the past three years ($ in millions):

	MAXIMUM RESERVE	MINIMUM RESERVE	ACTUAL RESERVE
December 31, 2012	$20.7	18.3	20.7
December 31, 2011	17.5	15.4	17.5
December 31, 2010	15.9	13.3	15.9

Given the uncertain nature of claim reporting and settlement patterns associated with workers’ compensation insurance, we have accrued at the higher end of the range.

●
Captive Insurance Company—In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practice liability insurance coverage on a “claims made” basis. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim. The accruals for professional indemnity claims facilitated through our captive insurance company, which relate to multiple years, were $1.6 million and $1.0 million, as of December 31, 2012 and 2011, respectively.

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

NEW ACCOUNTING STANDARDS
See New Accounting Standards section of Note 2 of the Notes to Consolidated Financial Statements.

ITEMS AFFECTING COMPARABILITY

Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by macroeconomic trends, the geo-political environment, the global and regional real estate markets and the financial and credit markets. These macroeconomic conditions have had, and we expect to continue to have, a significant impact on the variability of our results of operations.

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

Transactional-Based Revenue
Transactional-based fees for real estate investment banking, capital markets activities and other services within our Real Estate Services businesses increase the variability of the revenue we receive that relates to the size and timing of our clients’ transactions. In 2008 and 2009, Capital Market transactions decreased sharply due to deteriorating economic conditions and the global credit crisis. Despite continued uncertainty and variable market conditions, Capital Market transactions have generally increased in number as economic conditions have generally improved over the last three years. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter, and from region to region.

Termination of Stock Ownership Program
We terminated our Stock Ownership Program (the “SOP”) in connection with incentive compensation (or “bonus”) payments for 2012 performance and beyond. Since the start of the SOP, our employee population has grown significantly and other aspects of our compensation programs have evolved, as a result of which we have determined that (1) there are other more targeted and strategic approaches we can take in order to enhance our equity incentive compensation programs, and (2) we can do so in a way that will be less dilutive to shareholders than the SOP would be if we continued this plan.

In prior years, the SOP was a mandatory element of the incentive compensation for approximately the senior-most 5% of the Company’s employees. The SOP generally required that from 10% to 20% of incentive compensation, including annual bonuses and periodic commission payments, be deferred and delivered in restricted stock units, rather than paid immediately in cash. Half of the restricted stock units granted under the SOP vested eighteen months from January 1st in the year following the year of performance, and the remaining half vested thirty months from that date. We amortized related compensation cost to expense over the service period consisting of the 12 months of the year to which payment of restricted stock relates, plus the periods over which the restricted stock units vest.

Although we have terminated the SOP, we will continue to require at least 15% of annual incentive compensation for members of the Global Executive Committee to be paid in restricted stock units, and we will continue to amortize related compensation costs to expense over the service period consisting of the 12 months of the year to which payment of restricted stock relates, plus the period over which the restricted stock units vest.

In prior years the SOP resulted in the deferral of applicable incentive compensation over the service period, whereas the termination of this program resulted in all incentive compensation expense for 2012 being recognized in 2012, with no SOP deferral as we have recognized in prior years. If the SOP had been eliminated for the years ended December 31, 2011 and 2010, the comparative impact on our operating results would have been to increase compensation expense $12.4 million and $9.8 million, respectively. We estimate that the termination of the SOP plan resulted in approximately $11.2 million of accelerated compensation costs in 2012.

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

MARKET RISKS

Market Risk
The principal market risks we face due to the risk of loss arising from adverse changes in market rates and prices are:

●	Interest rates on our credit facilities; and
●	Foreign exchange risks.

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our $1.1 billion revolving credit facility (the “Facility’), consisting of revolving credit that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facility were $621.2 million during 2012 with an effective interest rate of 1.6%. As of December 31, 2012, we had $169.0 million outstanding under the Facility. The Facility bears a variable rate of interest based on market rates.

In November 2012, in an underwritten public offering, we issued $275.0 million of Long-term senior notes due November 2022 (the “Notes”). The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). The issuance of these Notes at a fixed interest rate has helped to limit the Company’s exposure to future movements in interest rates.

Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into such agreements in the prior three years and we had no such agreements outstanding at December 31, 2012.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 55% and 56% of our total revenue for 2012 and 2011, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, most significantly by the euro (12% of revenue for 2012) and the British pound (13% of revenue for 2012).

We mitigate our foreign currency exchange risk principally by (1) establishing local operations in the markets we serve and (2) invoicing customers in the same currency as the source of the costs. The impact of translating expenses incurred in foreign currencies back into U.S. dollars offsets the impact of translating revenue earned in foreign currencies back into U.S. dollars. In addition, British pound and Singapore dollar expenses incurred as a result of our regional headquarters being located in London and Singapore, respectively, act as a partial operational hedge against our translation exposures to British pounds and Singapore dollars.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At December 31, 2012, we had forward exchange contracts in effect with a gross notional value of $1.95 billion ($886.6 million on a net basis) and a net fair value loss of $5.7 million. This net carrying loss is offset by a carrying gain in associated intercompany loans such that the net impact to earnings is not significant.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. The following table sets forth the revenue derived from our most significant currencies on a revenue basis ($ in millions):

	2012	2011
United States dollar	$1,754.1	1,563.7
British pound	516.1	453.1
Euro	482.7	480.2
Australian dollar	277.2	249.9
Japanese yen	139.9	125.8
Hong Kong dollar	98.0	93.2
Singapore dollar	94.0	92.1
Other currencies	570.8	526.5
Total revenue	$3,932.8	3,584.5

We estimate that had euro-to-U.S. dollar exchange rates been 10% higher throughout the course of 2012, our reported operating income would have increased by $3.6 million. Had the British pound-to-U.S. dollar exchange rates been 10% higher throughout the course of 2012, our reported operating income would have decreased by $1.1 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact a 10% increase in the U.S. dollar against other currencies would have on our foreign operations.

Seasonality
Our quarterly revenue and profits tend to grow progressively by quarter throughout the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and the fact that certain expenses are constant through the year. Historically, we have reported an operating loss or a relatively small profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains or losses (both of which can be unpredictable). Such performance fees and co-investment equity gains or losses are generally recognized when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

RESULTS OF OPERATIONS
We operate in a variety of currencies but report our results in U.S. dollars, thus the volatility of these currencies against the U.S. dollar may positively or negatively impact our reported results. This volatility may result in the reported U.S. dollar revenue and expenses showing increases or decreases between years that may not be consistent with the real underlying increases or decreases in local currency operations. In order to provide more meaningful year-to-year comparisons of our reported results, we have included detail of the movements in certain reported lines of the Consolidated Statement of Comprehensive Income in both U.S. dollars and in local currencies in the tables throughout this section.

Reclassifications
We report Equity in earnings (losses) from real estate ventures in the Consolidated Statement of Operations after Operating income. However, for segment reporting we reflect Equity in earnings (losses) from real estate ventures within Total revenue. See Note 3 of the Notes to Consolidated Financial Statements for Equity earnings (losses) reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 3) measures segment results with Equity earnings (losses) included in segment revenue.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

($ IN MILLIONS)	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Change in U.S. dollars		% Change in Local Currency
Revenue
Real Estate Services:
Leasing	$1,277.8	1,189.1	88.7	7%	9%
Capital Markets & Hotels	512.9	459.6	53.3	12%	13%
Property & Facility Management (1)	850.1	761.7	88.4	12%	13%
Project & Development Services (1)	355.8	333.7	22.1	7%	9%
Advisory, Consulting and Other	382.2	358.3	23.9	7%	9%
LaSalle Investment Management	261.4	271.6	(10.2)	(4%)	(3%)
Fee revenue	$3,640.2	3,374.0	266.2	8%	10%
Gross contract costs	292.6	210.5	82.1	39%	45%
Total revenue	$3,932.8	3,584.5	348.3	10%	12%

Operating expenses, excluding gross contract costs	3,226.6	2,983.9	242.7	8%	10%
Gross contract costs	292.6	210.5	82.1	39%	45%
Depreciation and amortization	78.8	82.8	(4.0)	(5%)	(4%)
Restructuring and acquisition charges	45.4	56.1	(10.7)	(19%)	(17%)
Total operating expenses	$3,643.4	3,333.3	310.1	9%	11%

Operating income	$289.4	251.2	38.2	15%	17%
(1) Amounts adjusted to remove gross contract costs

REVENUE
In 2012, revenue grew 10%, 12% in local currency, driven by both Leasing and continued growth in Property & Facility Management. Leasing revenue grew 9% in local currency, with the largest growth in the Americas. Property & Facility Management fee revenue grew 13% in local currency, also led by the Americas, which increased 15% in local currency, followed by a 13% local currency increase in Asia Pacific. LaSalle Investment Management’s advisory fees decreased from 2011 due to significant asset and portfolio sales, but have remained consistent throughout each quarter of 2012. LaSalle generated $23 million of incentive fees and $24 million of equity earnings during 2012.

OPERATING EXPENSES
Operating expenses, excluding gross contract costs, were $3.2 billion for the year, an increase of 8%, 10% in local currency, compared with $3.0 billion in 2011. This increase was driven by higher variable compensation resulting from improved Leasing revenue, as well as higher compensation resulting from increased headcount primarily to service new and expanded Property & Facility Management contracts. Compensation expense was further impacted by(1) the Firm’s decision to eliminate its Stock Ownership Program (“SOP”), which resulted in approximately $11 million of accelerated compensation expense in the current year, a timing difference rather than a permanent increase in compensation, as well as (2) a timing difference of $5 million related to the acceleration of the final deferred payment for the Staubach acquisition and extension of employment agreements with the majority of the Staubach shareholders who are working in the Firm.

Full-year results included $45 million of restructuring and acquisition charges, principally related to integration and retention costs for the second-quarter 2011 acquisition of King Sturge, but also including severance and lease exit costs in targeted areas of the business that are anticipated to remain economically challenged for an extended period of time.

INTEREST EXPENSE
Net interest expense remained relatively unchanged at $35 million for 2012 and $36 million for 2011. The decrease in interest expense was due to a reduction in accretive interest on lower Deferred acquisition obligation balances, and partially off-set by higher average borrowings under our credit facility and by interest expense on our newly issued Long-term senior notes.

EQUITY EARNINGS FROM REAL ESTATE VENTURES
In 2012, we recognized equity earnings of $24 million from our investments in real estate ventures, compared to $6 million in 2011. This increase in equity earnings was due primarily to gains generated from assets sales in the first and third quarters of 2012.

PROVISION FOR INCOME TAXES
The provision for income taxes was $69 million in 2012, resulting in an effective tax rate of 24.9%. See the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

NET INCOME
Net income available to common shareholders for 2012 was $208 million, or $4.63 per diluted average share, compared to a net income of $164 million, or $3.70 per diluted average share for 2011.

SEGMENT OPERATING RESULTS
We manage and report our operations as four business segments:

The three geographic regions of Real Estate Services (“RES”):

(1)	Americas,
(2)	Europe, Middle East and Africa (“EMEA”), and
(3)	Asia Pacific;
and
(4)	Investment Management, which offers investment management services on a global basis.

Each geographic region offers our full range of Real Estate Services (“RES”), including tenant representation and agency leasing, capital markets and hotels, property management, facility management, project and development services, and advisory, consulting and valuation services. We consider “property management” to be services provided to non-occupying property investors and “facility management” to be services provided to owner-occupiers. The Investment Management segment provides investment management services to institutional investors and high-net-worth individuals.

For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses in a “net” presentation of “fee revenue” and “fee-based operating expense” more accurately reflects how we manage our expense base and operating margins. See Note 2, Revenue Recognition, of the Notes to Consolidated Financial Statements for additional information on our gross and net accounting. For segment reporting we also show Equity in earnings (losses) from real estate ventures within our revenue line, since it is an integral part of our Investment Management segment. Finally, our measure of segment reporting results also excludes restructuring charges and certain acquisition related costs.

AMERICAS—REAL ESTATE SERVICES

($ IN MILLIONS)	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Change in U.S. dollars		Change in Local Currency
Leasing	$829.6	760.7	68.9	9%	9%
Capital Markets & Hotels	168.5	135.6	32.9	24%	25%
Property & Facility Management (1)	375.0	329.3	45.7	14%	15%
Project & Development Services (1)	182.1	177.9	4.2	2%	4%
Advisory, Consulting and Other	107.0	98.2	8.8	9%	9%
Equity in earnings	-	2.7	(2.7)	n.m.	n.m.
Fee revenue	$1,662.2	1,504.4	157.8	10%	11%
Gross contract costs	84.5	20.9	63.6	n.m.	n.m.
Total revenue	$1,746.7	1,525.3	221.4	15%	15%

Operating expenses, excluding gross contract costs	$1,494.1	1,341.7	152.4	11%	12%
Gross contract costs	84.5	20.9	63.6	n.m.	n.m.
Operating income	$168.1	162.7	5.4	3%	4%
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

Revenue for the Americas region in 2012 was $1.7 billion, an increase of 15% from 2011. On a fee revenue basis, revenue increased 11% in local currency. The most significant increases were in Capital Markets & Hotels, which increased 25% in local currency, and Property & Facility Management, which increased 15% in local currency. Leasing revenue increased 9% despite overall office leasing volumes dropping 20% in the United States.

Total operating expenses were $1.6 billion for the year, a 16% increase from 2011. Fee-based operating expenses increased 12% in local currency from last year. The year-over-year increase was due to higher fixed compensation costs associated with a larger employee base, as well as higher commission expenses related to improved Leasing and Capital Markets & Hotels revenue. The SOP elimination earlier this year added approximately $5 million to compensation expense compared with 2011. Also impacting Americas full-year and fourth-quarter operating expenses was $5 million of compensation expense related to acceleration of the deferred acquisition payments to those former Staubach shareholders who agreed to extend their employment agreements.

EMEA—REAL ESTATE SERVICES

($ IN MILLIONS)	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Change in U.S. dollars		Change in Local Currency
Leasing	$250.0	236.1	13.9	6%	11%
Capital Markets & Hotels	235.1	229.1	6.0	3%	5%
Property & Facility Management (1)	155.2	147.9	7.3	5%	9%
Project & Development Services (1)	106.5	96.3	10.2	11%	16%
Advisory, Consulting and Other	189.1	178.9	10.2	6%	10%
Equity in earnings	(0.3)	(0.3)	-	0%	0%
Fee revenue	$935.6	888.0	47.6	5%	9%
Gross contract costs	113.3	85.7	27.6	32%	42%
Total revenue	$1,048.9	973.7	75.2	8%	12%

Operating expenses, excluding gross contract costs	$882.3	860.1	22.2	3%	7%
Gross contract costs	113.3	85.7	27.6	32%	42%
Operating income	$53.3	27.9	25.4	91%	95%
(1) Amounts adjusted to remove gross contract costs

EMEA’s full-year revenue was over $1.0 billion, a 12% increase in local currency. Revenue increased on a fee revenue basis by 9% in local currency, showing strong increases across all product categories. The largest increases were in Leasing, which grew 11% in local currency, and Project & Development Services, which includes the Tetris fit-out business and grew 16% in local currency.

Total operating expenses were just under $1.0 billion for the year, an increase of 10% in local currency from 2011. Operating expenses also include $28 million of additional gross contract costs related to the Project & Development Services business line compared with last year. Fee-based operating expenses increased 7% in local currency from 2011. The year-over-year increase in operating expenses was primarily due to higher fixed compensation from the addition of  the King Sturge business for a full year in 2012, compared with just over seven months in 2011. Operating margin calculated on a fee revenue basis was 5.7% in 2012 compared with 3.1% in 2011.

ASIA PACIFIC—REAL ESTATE SERVICES

($ IN MILLIONS)	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Change in U.S. dollars		Change in Local Currency
Leasing	$198.2	192.3	5.9	3%	4%
Capital Markets & Hotels	109.3	94.9	14.4	15%	15%
Property & Facility Management (1)	319.9	284.5	35.4	12%	13%
Project & Development Services (1)	67.2	59.5	7.7	13%	16%
Advisory, Consulting and Other	86.1	81.2	4.9	6%	6%
Equity in earnings	0.1	0.2	(0.1)	n.m.	n.m.
Fee revenue	$780.8	712.6	68.2	10%	11%
Gross contract costs	94.8	103.9	(9.1)	(9%)	(4%)
Total revenue	$875.6	816.5	59.1	7%	9%

Operating expenses, excluding gross contract costs	$715.5	646.4	69.1	11%	12%
Gross contract costs	94.8	103.9	(9.1)	(9%)	(4%)
Operating income	$65.3	66.2	(0.9)	(1%)	1%
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

Asia Pacific’s revenue for the year increased 9% in local currency, to $876 million. Fee revenue was $781 million, an increase of 11% in local currency, led by 15% growth in Capital Markets & Hotels and 13% annuity growth in Property & Facility Management.

Total operating expenses were $810 million for the year, an increase of 9% in local currency. Operating expenses included $95 million of gross contract costs, down from $104 million in 2011. Fee-based operating expenses rose 12% in local currency, to $716 million, due to a larger employee base servicing new and expanded Property & Facility Management contracts and inflationary compensation pressure across the region.

INVESTMENT MANAGEMENT

($ IN MILLIONS)	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Change in U.S. dollars		Change in Local Currency
Advisory fees	$228.1	245.0	(16.9)	(7%)	(6%)
Transaction fees and other	10.5	7.3	3.2	44%	47%
Incentive fees	22.8	19.3	3.5	18%	18%
Equity earnings (losses)	24.0	3.8	20.2	n.m	n.m
Total segment revenue	$285.4	275.4	10.0	4%	5%

Operating expense	213.5	218.5	(5.0)	(2%)	(1%)
Operating income	$71.9	56.9	15.0	26%	26%
(n.m. - not meaningful)

LaSalle Investment Management’s advisory fees were $228 million for the year, down 6% in local currency, due to asset and portfolio sales. Although Advisory fees decreased year-over-year they remained relatively constant throughout 2012. During the year, the business recognized $23 million of incentive fees as a result of positive performance for clients and $24 million of equity earnings, primarily from asset sales. The operating margin was 25.2% in 2012, compared to 20.7% in 2011. Assets under management remained at $47 billion as of December 31, 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

($ IN MILLIONS)	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Change in U.S. dollars		% Change in Local Currency
Revenue
Real Estate Services:
Leasing	$1,189.1	1,016.4	172.7	17%	15%
Capital Markets & Hotels	459.6	306.9	152.7	50%	45%
Property & Facility Management (1)	761.7	645.3	116.4	18%	14%
Project & Development Services (1)	333.7	266.0	67.7	25%	22%
Advisory, Consulting and Other	358.3	294.0	64.3	22%	19%
LaSalle Investment Management	271.6	257.2	14.4	6%	2%
Fee revenue	$3,374.0	2,785.8	588.2	21%	17%
Gross contract costs	210.5	139.9	70.6	50%	46%
Total revenue	$3,584.5	2,925.7	658.8	23%	19%

Operating expenses, excluding gross contract costs	2,983.9	2,447.1	536.8	22%	19%
Gross contract costs	210.5	139.9	70.6	50%	46%
Depreciation and amortization	82.8	71.6	11.2	16%	13%
Restructuring and acquisition charges	56.1	6.4	49.7	n.m	n.m.
Total operating expenses	$3,333.3	2,665.0	668.3	25%	22%

Operating income	$251.2	260.7	(9.5)	(4%)	(6%)
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

AMERICAS—REAL ESTATE SERVICES

($ IN MILLIONS)	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Change in U.S. dollars		Change in Local Currency
Leasing	$760.7	655.6	105.1	16%	16%
Capital Markets & Hotels	135.6	84.1	51.5	61%	61%
Property & Facility Management (1)	329.3	291.8	37.5	13%	12%
Project & Development Services (1)	177.9	158.3	19.6	12%	12%
Advisory, Consulting and Other	98.2	67.0	31.2	47%	47%
Equity in earnings	2.7	0.3	2.4	n.m.	n.m.
Fee revenue	$1,504.4	1,257.1	247.3	20%	20%
Gross contract costs	20.9	4.4	16.5	n.m.	n.m.
Total revenue	$1,525.3	1,261.5	263.8	21%	21%

Operating expenses, excluding gross contract costs	$1,341.7	1,108.8	232.9	21%	21%
Gross contract costs	20.9	4.4	16.5	n.m.	n.m.
Operating income	$162.7	148.3	14.4	10%	10%
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

Full-year revenue in the Americas region was $1.5 billion, an increase of $264 million, or 21%, over the prior year. The growth was led by Capital Markets & Hotels and Leasing as business conditions improved and as we gained market share. Fourth-quarter revenue in the region was $510 million, compared with $429 million in the fourth quarter of 2010, an increase of 19%.

Total operating expenses were $1.4 billion for the year, a 22% increase over the prior year. The increase was impacted by higher commission expense related to the higher Leasing and Capital Markets & Hotels revenue, as well as increases in gross contract vendor costs related to corporate client activities in Property & Facility Management, $16 million of which was added in the fourth quarter.

Americas operating income improved to $163 million for the year, from $148 million in 2010, while operating income margin was 10.7 % in 2011 compared with 11.8 % in 2010. Operating income margin improved to 16.6% in the fourth quarter of 2011, compared to 16.2 % in the fourth of 2010.

EMEA—REAL ESTATE SERVICES

($ IN MILLIONS)	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Change in U.S. dollars		Change in Local Currency
Leasing	$236.1	202.6	33.5	17%	13%
Capital Markets & Hotels	229.1	141.2	87.9	62%	57%
Property & Facility Management (1)	147.9	114.4	33.5	29%	24%
Project & Development Services (1)	96.3	63.5	32.8	52%	45%
Advisory, Consulting and Other	178.9	155.6	23.3	15%	11%
Equity in losses	(0.3)	(0.1)	(0.2)	n.m.	n.m.
Fee revenue	$888.0	677.2	210.8	31%	26%
Gross contract costs	85.7	51.6	34.1	66%	59%
Total revenue	$973.7	728.8	244.9	34%	29%

Operating expenses, excluding gross contract costs	$860.1	657.6	202.5	31%	27%
Gross contract costs	85.7	51.6	34.1	66%	59%
Operating income	$27.9	19.6	8.3	42%	38%
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

EMEA’s revenue in 2011 was $974 million, compared with $729 million in 2010, an increase of 34%, 29% in local currency. This was primarily the result of strong growth in Leasing, Capital Markets & Hotels and Advisory revenue and the successful integration of King Sturge. Fourth-quarter revenue in the region was $340 million, compared with $237 million in 2010, an increase of 43%, 45% in local currency.

Operating expenses, which include seven months of King Sturge ongoing operating expenses and $11 million of King Sturge intangibles amortization, were $946 million for the year, an increase of 33% from the prior year, 29% in local currency. Gross contract vendor costs related to the PDS business line increased by more than $34 million in the year compared with 2010. EMEA’s adjusted operating income margin, which excludes $11 million of King Sturge intangibles amortization, was 4.0% compared with 2.7% in 2010. For the fourth quarter of 2011, adjusted operating income margin, which excludes $5 million of King Sturge intangibles amortization, was 11.4% compared with 8.5% in the fourth quarter of 2010.

ASIA PACIFIC—REAL ESTATE SERVICES

($ IN MILLIONS)	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Change in U.S. dollars		Change in Local Currency
Leasing	$192.3	158.2	34.1	22%	16%
Capital Markets & Hotels	94.9	81.6	13.3	16%	7%
Property & Facility Management (1)	284.5	239.1	45.4	19%	12%
Project & Development Services (1)	59.5	44.2	15.3	35%	31%
Advisory, Consulting and Other	81.2	71.4	9.8	14%	9%
Equity in earnings	0.2	0.1	0.1	n.m.	n.m.
Fee revenue	$712.6	594.6	118.0	20%	14%
Gross contract costs	103.9	83.9	20.0	24%	19%
Total revenue	$816.5	678.5	138.0	20%	14%

Operating expenses, excluding gross contract costs	$646.4	545.2	101.2	19%	13%
Gross contract costs	103.9	83.9	20.0	24%	19%
Operating income	$66.2	49.4	16.8	34%	29%
(1) Amounts adjusted to remove gross contract costs (n.m. - not meaningful)

Revenue in Asia Pacific was $816 million in 2011, compared with $679 million in 2010, an increase of 20%, 14% in local currency. Continued expansion of the Firm’s market-leading positions in Greater China and India contributed to increased revenue, as did growth in Property & Facility Management. Fourth-quarter revenue in the region was $236 million in 2011, an increase of 6% in both U.S. dollars and local currency compared with the same period in 2010. Capital Markets & Hotels revenue decreased in the fourth quarter due to lower market investment volumes overall and fewer Hotels transactions during the quarter following a very robust start to the year.

Total operating expenses for the region were $750 million for the year, an increase of 19%, 13% in local currency, on a year-over-year basis. The increase was primarily due to staff and gross contract vendor costs that related to a higher volume of PDS work, as well as expenses relating to other corporate client activities.

Asia Pacific’s operating income margin for the year increased to 8.1%, up from 7.3% a year ago.
Operating income margin was 10.7% in the fourth quarter compared with 11.5% for the same period a year ago, resulting from lower Capital Markets & Hotels revenue during the quarter.

INVESTMENT MANAGEMENT

($ IN MILLIONS)	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Change in U.S. dollars		Change in Local Currency
Advisory fees	$245.0	237.5	7.5	3%	(1%)
Transaction fees and other	7.3	8.3	(1.0)	(12%)	(16%)
Incentive fees	19.3	11.4	7.9	69%	63%
Equity earnings (losses)	3.8	(11.7)	15.5	n.m	n.m
Total segment revenue	$275.4	245.5	29.9	12%	8%

Operating expense	218.5	207.1	11.4	6%	2%
Operating income	$56.9	38.4	18.5	48%	41%
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

CONSOLIDATED CASH FLOWS

Cash Flows From Operating Activities
During 2012, cash flows provided by operating activities were $328 million, an increase of $117 million from the $211 million of cash flows provided by operating activities in 2011. This year-over-year increase resulted primarily from the 26% increase in net income and a decrease in cash required to fund working capital. The lower working capital requirements were primarily due to $100 million less in year-over-year increases in receivables resulting from improved receivables management and the collection of receivables associated with the significant revenue growth late in the fourth quarter of 2011.

During 2011, cash flows provided by operating activities were $211 million, a decrease of $173 million from the $384 million of cash flows provided by operating activities in 2010. This year-over-year decrease in cash generated from operating activities resulted primarily from an increase in working capital requirements in support and in recognition of the 23% increase in revenue in 2011. The most significant change in working capital was $136 million more in year-over-year increases in receivables resulting primarily from significant growth in revenue late in the fourth quarter.

Cash Flows From Investing Activities
In 2012, we used $151 million for investing activities, a $238 million decrease from the $389 million used in 2011. This was due to a $224 million decrease in cash used for acquisitions, due primarily to the $174 million paid to acquired King Sturge in 2011, and a net $17 million decrease in cash used for our investments in real estate ventures. In 2012, we used $28 million for acquisitions, consisting of $16 million for four new acquisitions and $12 million for contingent earn-out consideration for acquisitions completed in prior years.

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

Cash Flows From Financing Activities
In 2012, we used $209 million of cash for financing activities, compared to $111 million provided by financing activities in 2011. This $320 million decrease in cash provided by financing activities was primarily due to using significantly less cash for investing activities in 2012, providing us with the ability to use cash flows from operating activities to repay debt in 2012, rather than be a net borrower as we were in 2011.  In 2012, we repaid $327 million of net borrowings under our credit facility. In November 2012, in an underwritten public offering, we issued $275 million of Long-term senior notes, which generated net proceeds of $272 million, which along with cash flows from operating activities were used to reduce borrowings under our credit facility. In 2012, we paid $144 million for deferred acquisition obligations, including $31 million for the 2011 King Sturge acquisition, and $111 million for the 2008 Staubach acquisition.

In 2011, we generated $111 million of cash from financing activities, a $222 million increase from the $111 million used for financing activities in 2010. This increase was primarily due to a $274 million year-over-year increase in net borrowing to help fund the $298 million increase in investing activities in 2011, compared with 2010, off-set by a $58 million increase in cash used for deferred acquisition obligations. In 2011, we paid $164 million for deferred business acquisition obligations, including $150 million related to the 2008 Staubach acquisition and $11 million related to the 2006 Spaulding and Slye acquisition.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings under our credit facilities, and through issuance of our Long-term senior notes.

Credit Facility
We have a $1.1 billion unsecured revolving credit facility (the “Facility”) that matures in June 2016. We had $169.0 million and $463.0 million outstanding under the Facility, at December 31, 2012 and 2011, respectively. At December 31, 2012, we had the capacity to borrow up to an additional $913.9 million under the Facility. The average outstanding borrowings under the Facility were $621.2 million and $467.2 million during the twelve months ended December 31, 2012 and 2011, respectively.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and acquisitions.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $45.3 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $32.2 million and $65.1 million at December 30, 2012 and 2011, respectively, of which $25.8 million and $38.7 million at December 31, 2012 and 2011, respectively, was attributable to local overdraft facilities.

Long-Term Senior Notes
In November 2012, in an underwritten public offering, we issued $275.0 million of 4.4% Senior Notes due November 2022 (the “Notes”). The net proceeds from the Notes, net of underwriting discounts and expenses, were $272.4 million, which we used to reduce the outstanding borrowings under our Facility. The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Interest is payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013.

See Note 9, Debt, of the Notes to Consolidated Financial Statements for additional information on our debt.

Co-Investment Activity
As of December 31, 2012, we had total investments of $268 million in approximately 50 separate property or fund co-investments. Funding of co-investments exceeded return of capital by $29 million, $46 million, and $19 million for the years ended December 31, 2012, 2011 and 2010, respectively. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of our Investment Management business. We anticipate that our net co-investment funding for 2013 will be between $40 and $50 million (planned co-investment less return of capital from liquidated co-investments).

See Note 5, Investment in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At December 31, 2012, we have 1,563,100 shares that we remain authorized to repurchase under the current share repurchase program. We have made no share repurchases in the last three years. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions. The repurchase of shares is primarily intended to offset dilution resulting from both stock and restricted stock unit grants made under our existing stock plans.

Our Board declared and paid total annual dividends and dividend-equivalents of $0.40, $0.30, and $0.20 per common share in 2012, 2011 and 2010, respectively. In December 2012, we paid a semi-annual cash dividend of $0.20 per share. There can be no assurance that we will declare dividends in the future since the actual declaration of future dividends and the establishment of record and payment dates, remains subject to final determination by the Company’s Board of Directors.

Capital Expenditures
Capital expenditures for 2012 were $94.8 million, compared to $91.5 million in 2011 and $47.6 million in 2010. Our capital expenditures are primarily for information systems, computer hardware and improvements to leased office space. Included in the $94.8 million of capital expenditures for 2012 is $12.3 million of capital expenditures made by a joint-venture entity that we are required to consolidate under U.S. GAAP. In 2012, we received $2.8 million of tenant improvement allowances, reimbursing us for capital expenditures we made related to leasehold improvements.

Business Acquisitions
In 2012, we paid $27.7 million for acquisitions consisting of $15.5 million for four new acquisitions and $12.2 million for contingent earn-out consideration for acquisitions completed in prior years. We also paid $143.7 million to satisfy deferred acquisition obligations, including $30.8 million for the 2011 King Sturge acquisition, and $111.1 million for the 2008 Staubach acquisition.

Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $213.4 million and $299.1 million on our consolidated balance sheet at December 31, 2012 and 2011, respectively. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At December 31, 2012, we had the potential to make earn-out payments on 14 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $42.2 million at December 31, 2012. We anticipate that the majority of these earn-outs will come due at various times over the next three years assuming the achievement of the applicable performance conditions.

Our 2007 acquisition of Indian real estate services company Trammell Crow Meghraj (“TCM”) has provisions for a payment to be made in 2014 for the repurchase of the remaining shares exchanged in the merger. This payment will be based on future performance of these operations and accordingly is not quantifiable at this time. An estimate of this obligation based on the original value of shares exchanged is reflected on our balance sheet within the $19.5 million Minority shareholder redemption liability.

We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the United States. We believe that our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of December 31, 2012 and 2011, we had total cash and cash equivalents of $152.2 million and $184.5 million, respectively. Approximately $121.3 million and $158.5 million, respectively, of this cash and cash equivalents was held by our foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The net assets of these countries in aggregate totaled 3% of our net assets at both December 31, 2012 and 2011.

Contractual Obligations
We have obligations and commitments to make future payments under contracts in the normal course of business. The following table summarizes our minimum contractual obligations as of December 31, 2012 ($ in millions):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
1. Debt obligations	$469.8	25.8	—	169.0	275.0
2. Interest on debt obligations	130.6	15.1	29.5	25.5	60.5
3. Business acquisition obligations	222.7	107.8	73.4	41.5	—
4. Minority shareholder redemption liability	19.5	—	19.5	—	—
5. Lease obligations	591.7	121.3	201.9	140.4	128.1
6. Deferred compensation	20.3	1.8	8.5	5.8	4.2
7. Defined benefit plan obligations	84.4	7.1	15.3	16.0	46.0
8. Vendor and other purchase obligations	67.9	29.0	25.3	12.8	0.8
9. Unconsolidated joint ventures	—	—	—	—	—
Total	$1,606.9	307.9	373.4	411.0	514.6

1. Debt Obligations. As of December 31, 2012, we had $169.0 million of borrowings outstanding under our Facility and $25.8 million under local overdraft facilities. We had the ability to borrow up to $1.1 billion on the Facility that matures in June 2016. Additionally, we have the capacity to borrow up to an additional $45.3 million under local overdraft facilities. In November 2012, in an underwritten public offering, we issued $275.0 million of 4.4% Senior Notes due November 2022.

2. Interest on Debt Obligations. Our debt obligations incur interest charges at variable rates. For purposes of preparing an estimated projection of interest on debt obligations for this table, we have estimated our future interest payments based on our borrowing rates as of December 31, 2012 and assuming each of our debt obligations is held to maturity.

3. Business acquisition obligations. Our business acquisition obligations represent payments to sellers of businesses for acquisitions that were closed as of December 31, 2012, with the only condition on those payments being the passage of time. The $222.7 million total represents $213.4 million on a present value basis as reported in Deferred business acquisition obligations in our Consolidated Balance Sheet, and $9.3 million of imputed interest reducing the obligations to their present value.

The contractual obligation table above does not include possible contingent earn-out payments associated with our acquisitions. At December 31, 2012 we had the potential to make earn-out payments on 14 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments was $42.2 million at December 31, 2012. We anticipate that the majority of these earn-out payments will come due at various times over the next three years assuming the achievement of the applicable performance conditions.

4. Minority shareholder redemption liability. We estimate that the 2014 payment to purchase the remaining interest in our Indian operations held by the selling shareholders of the Trammell Crow Meghraj business we acquired in 2007 will be $19.5 million. The purchase price of the remaining interest in our India subsidiary will be based on formulas and independent valuations, as a result of which we cannot definitively determine the amount of this future payment at this time.

5. Lease obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use and operating leases for equipment. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2012 was $45.7 million.

6. Deferred compensation. Deferred compensation obligations include payments under our long-term deferred compensation plans. The contractual obligation table above does not include a provision for certain long-term compensation plans for which we cannot reliably estimate the timing and amount of certain payments; we record these plans on our consolidated balance sheet as a long-term Deferred compensation liability based on their current fair value of $9.6 million.

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

9. Unconsolidated joint ventures. We have made capital commitments to certain unconsolidated joint ventures that are entitled to call up to a maximum of $143.0 million as of December 31, 2012. We are not able to predict if, when, or in what amounts such capital calls will be made, and therefore we exclude such commitments from the above table. However, in relation to this activity, we made capital contributions and advances to investments in real estate ventures of $106.3 million, $71.0 million and $33.9 million in 2012, 2011 and 2010, respectively, and we anticipate that our net co-investment funding for 2013 will be between $40 and $50 million (planned co-investment less return of capital from liquidated co-investments).

In the Notes to Consolidated Financial Statements, see Note 9, Debt, for additional information on long-term debt obligations, see Note 10, Leases, for additional information on lease obligations, see Note 7, Retirement Plans, for additional information on defined benefit plan obligations, and see Note 5, Investments in Real Estate Ventures, for additional information on our unconsolidated joint ventures.

Off-Balance Sheet Arrangements
We have unfunded capital commitments to (1) LIC I and LIC II, which are unconsolidated joint ventures that serve as vehicles for our co-investment activity, and (2) directly to funds for future fundings of co-investments in underlying funds totaling a maximum of $211.3 million as of December 31, 2012. See our discussion of unfunded commitments in Note 5, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risk is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risks” and is incorporated by reference herein.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of December 31, 2012, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jones Lang LaSalle Incorporated:

We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Chicago, Illinois
February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jones Lang LaSalle Incorporated:

We have audited Jones Lang LaSalle Incorporated and subsidiaries (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Jones Lang LaSalle Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Chicago, Illinois
February 26, 2013

JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 and 2011

($ IN THOUSANDS, EXCEPT SHARE DATA)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$152,159	184,454
Trade receivables, net of allowances of $19,526 and $20,595	996,681	907,772
Notes and other receivables	101,952	97,315
Warehouse receivables	144,257	-
Prepaid expenses	53,165	45,274
Deferred tax assets, net	50,831	53,553
Other	16,484	12,516
Total current assets	1,515,529	1,300,884

Property and equipment, net of accumulated depreciation of $339,885 and $336,377	269,338	241,415
Goodwill, with indefinite useful lives	1,853,761	1,751,207
Identified intangibles, net of accumulated amortization of $110,348 and $99,801	45,932	52,590
Investments in real estate ventures, including $112,732 and $35,872 at fair value	268,107	224,854
Long-term receivables	58,881	54,840
Deferred tax assets, net	197,892	186,605
Other	142,059	120,241
Total assets	$4,351,499	3,932,636
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$497,817	436,045
Accrued compensation	685,718	655,658
Short-term borrowings	32,233	65,091
Deferred tax liabilities, net	10,113	6,044
Deferred income	76,152	58,974
Deferred business acquisition obligations	105,772	31,164
Warehouse facility	144,257	-
Other	109,909	95,641
Total current liabilities	1,661,971	1,348,617

Noncurrent liabilities:
Credit facility	169,000	463,000
Long-term senior notes	275,000	-
Deferred tax liabilities, net	3,106	7,646
Deferred compensation	75,320	57,118
Pension liabilities	5,281	17,233
Deferred business acquisition obligations	107,661	267,896
Minority shareholder redemption liability	19,489	18,402
Other	75,415	58,344
Total liabilities	2,392,243	2,238,256

Commitments and contingencies	-	-

Company shareholders’ equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 44,054,042 and 43,470,271 shares issued and outstanding	441	435
Additional paid-in capital	932,255	904,968
Retained earnings	1,017,128	827,297
Shares held in trust	(7,587)	(7,814)
Accumulated other comprehensive income (loss)	8,946	(33,757)
Total Company shareholders’ equity	1,951,183	1,691,129
Noncontrolling interest	8,073	3,251
Total equity	1,959,256	1,694,380
Total liabilities and equity	$4,351,499	3,932,636

See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

($ IN THOUSANDS, EXCEPT SHARE DATA)	2012	2011	2010
Revenue	$3,932,830	3,584,544	2,925,613
Operating expenses:
Compensation and benefits	2,546,965	2,330,520	1,899,181
Operating, administrative and other	972,231	863,860	687,815
Depreciation and amortization	78,810	82,832	71,573
Restructuring charges and acquisition charges	45,421	56,127	6,386
Total operating expenses	3,643,427	3,333,339	2,664,955

Operating income	289,403	251,205	260,658

Interest expense, net of interest income	(35,173)	(35,591)	(45,802)
Equity earnings (losses) from real estate ventures	23,857	6,385	(11,379)

Income before income taxes and noncontrolling interest	278,087	221,999	203,477

Provision for income taxes	69,244	56,387	49,038
Net income	208,843	165,612	154,439

Net income attributable to noncontrolling interest	793	1,228	537
Net income attributable to the Company	$208,050	164,384	153,902

Dividends on unvested common stock, net of tax	494	387	378
Net income available to common shareholders	$207,556	163,997	153,524

Basic earnings per common share	$4.73	3.80	3.63
Basic weighted average shares outstanding	43,848,737	43,170,383	42,295,526

Diluted earnings per common share	$4.63	3.70	3.48
Diluted weighted average shares outstanding	44,799,437	44,367,359	44,084,154

Other comprehensive income:
Net income attributable to the Company	$208,050	164,384	153,902
Change in pension liabilities, net of tax	1,647	(16,156)	(2,097)
Foreign currency translation adjustments	41,056	(32,925)	19,397
Comprehensive income	$250,753	115,303	171,202

See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	Company Shareholders' Equity
	Common Stock		Additional Paid-In	Retained	Shares Held in	Other Comprehensive	Noncontrolling	Total
($ IN THOUSANDS, EXCEPT SHARE DATA)	Shares	Amount	Capital	Earnings	Trust	Income (Loss)	Interest	Equity
Balances at December 31, 2009	41,843,947	$418	854,227	531,456	(5,196)	(1,976)	3,685	$1,382,614
Net income	—	—	—	153,902	—	—	537	154,439
Shares issued under stock compensation programs	1,108,614	12	1,394	—	—	—	—	1,406
Shares repurchased for payment of taxes on stock awards	(292,562)	(3)	(19,445)	—	—	—	—	(19,448)
Tax adjustments due to vestings and exercises	—	—	5,804	—	—	—	—	5,804
Amortization of stock compensation	—	—	41,066	—	—	—	—	41,066
Shares held in trust	—	—	—	—	(1,067)	—	—	(1,067)
Dividends declared, $0.20 per share	—	—	—	(8,961)	—	—	—	(8,961)
Change in pension liabilities, net of tax	—	—	—	—	—	(2,097)	—	(2,097)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	(1,218)	(1,218)
Foreign currency translation adjustments	—	—	—	—	—	19,397	—	19,397
Balances at December 31, 2010	42,659,999	$427	883,046	676,397	(6,263)	15,324	3,004	$1,571,935
Net income	—	—	—	164,384	—	—	1,228	165,612
Shares issued under stock compensation programs	1,135,689	11	1,199	—	—	—	—	1,210
Shares repurchased for payment of taxes on stock awards	(325,417)	(3)	(30,231)	—	—	—	—	(30,234)
Tax adjustments due to vestings and exercises	—	—	17,999	—	—	—	—	17,999
Amortization of stock compensation	—	—	32,955	—	—	—	—	32,955
Shares held in trust	—	—	—	—	(1,551)	—	—	(1,551)
Dividends declared, $0.30 per share	—	—	—	(13,484)	—	—	—	(13,484)
Change in pension liabilities, net of tax	—	—	—	—	—	(16,156)	—	(16,156)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	(981)	(981)
Foreign currency translation adjustments	—	—	—	—	—	(32,925)	—	(32,925)
Balances at December 31, 2011	43,470,271	$435	904,968	827,297	(7,814)	(33,757)	3,251	$1,694,380
Net income	—	—	—	208,050	—	—	793	208,843
Shares issued under stock compensation programs	756,434	8	3,697	—	—	—	—	3,705
Shares repurchased for payment of taxes on stock awards	(172,663)	(2)	(11,654)	—	—	—	—	(11,656)
Tax adjustments due to vestings and exercises	—	—	3,323	—	—	—	—	3,323
Amortization of stock compensation	—	—	31,921	—	—	—	—	31,921
Shares held in trust	—	—	—	—	227	—	—	227
Dividends declared, $0.40 per share	—	—	—	(18,219)	—	—	—	(18,219)
Change in pension liabilities, net of tax	—	—	—	—	—	1,647	—	1,647
Increase in amounts due to noncontrolling interest	—	—	—	—	—	—	4,029	4,029
Foreign currency translation adjustments	—	—	—	—	—	41,056	—	41,056
Balances at December 31, 2012	44,054,042	$441	932,255	1,017,128	(7,587)	8,946	8,073	$1,959,256

See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011, AND 2010

($ IN THOUSANDS)	2012	2011	2010
Cash flows from operating activities:
Net income	$208,843	165,612	154,439
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	78,810	82,832	71,573
Equity (earnings) losses from real estate ventures	(23,857)	(6,385)	11,379
Losses on investments and other assets	-	-	109
Operating distributions from real estate ventures	10,641	593	188
Provision for loss on receivables	6,586	10,273	7,081
Amortization of deferred compensation	32,276	34,002	41,230
Accretion of interest on deferred business acquisition obligations	17,744	19,503	24,408
Amortization of debt issuance costs	4,375	4,384	5,747
Change in:
Receivables	(90,495)	(190,620)	(54,244)
Prepaid expenses and other assets	(33,986)	3,320	(24,868)
Deferred tax assets, net	(12,600)	(9,270)	5,457
Excess tax benefits from share-based payment arrangements	(3,323)	(17,999)	(5,804)
Accounts payable, accrued liabilities and accrued compensation	132,684	115,093	147,575
Net cash provided by operating activities	327,698	211,338	384,270

Cash flows used in investing activities:
Net capital additions—property and equipment	(94,758)	(91,538)	(47,609)
Business acquisition payments, net of cash acquired	(27,706)	(251,787)	(24,250)
Investing activities—real estate ventures:
Capital contributions and advances	(106,322)	(71,027)	(33,853)
Distributions and repayments of advances	77,534	25,036	14,836
Net cash used in investing activities	(151,252)	(389,316)	(90,876)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings under credit facilities	1,690,142	1,550,590	1,160,802
Repayments of borrowings under credit facilities	(2,017,000)	(1,248,700)	(1,133,000)
Issuance of senior notes, net	272,396	—	—
Payment of deferred business acquisition obligations	(143,768)	(164,216)	(105,798)
Debt issuance costs	(946)	(2,630)	(11,565)
Shares repurchased for payment of taxes on stock awards	(11,656)	(30,234)	(19,448)
Excess tax benefits from share-based payment arrangements	3,323	17,999	5,804
Common stock issued under stock option plan and stock purchase programs	3,705	1,210	1,406
Other loan proceeds	13,282	—	—
Payments of dividends	(18,219)	(13,484)	(8,961)
Net cash (used in) provided by financing activities	(208,741)	110,535	(110,760)

Net (decrease) increase in cash and cash equivalents	(32,295)	(67,443)	182,634
Cash and cash equivalents, January 1	184,454	251,897	69,263
Cash and cash equivalents, December 31	$152,159	184,454	251,897

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,480	9,940	17,250
Income taxes, net of refunds	75,930	65,588	39,099
Non-cash investing activities:
Business acquisitions, contingent consideration	7,373	6,598	4,300
Non-cash financing activities:
Deferred business acquisition obligations	$36,281	149,521	—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) ORGANIZATION

Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which we may refer to as we, us, our, the Company or the Firm) was incorporated in 1997. We have over 200 corporate offices worldwide and operations in more than 1,000 locations in 70 countries. We have approximately 48,000 employees, including 28,300 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 2.6 billion square feet worldwide. LaSalle Investment Management, a member of the Jones Lang LaSalle group, is one of the world’s largest and most diversified real estate investment management firms, with approximately $47.0 billion of assets under management.

The broad range of real estate services we offer includes:

●	Agency leasing	●	Investment management
●	Tenant representation	●	Real estate investment banking / merchant banking
●	Property management	●	Corporate finance
●	Facilities management / outsourcing	●	Hotel / hospitality advisory
●	Project and development management / construction	●	Energy and sustainability services
●	Valuations	●	Value recovery and receivership services
●	Consulting	●	Logistics and supply chain management
●	Capital markets

The following table shows the revenue for the major product categories into which we group these services for the years ended December 31, 2012, 2011 and 2010 ($ in millions):

	2012	2011	2010
Real Estate Services:
Leasing	$1,277.8	1,189.1	999.9
Capital Markets & Hotels	512.9	459.6	306.9
Property & Facilities Management	1,012.3	864.4	715.4
Project & Development Services	486.2	441.5	337.4
Advisory, Consulting and Other	382.2	358.3	308.9
LaSalle Investment Management	261.4	271.6	257.1
Total revenue	$3,932.8	3,584.5	2,925.6

We offer these services locally, regionally and globally to real estate owners, occupiers, investors and developers for a variety of property types, including offices, hotels, industrial, retail, multi-family residential, healthcare facilities, critical environments and data centers, sports facilities, cultural institutions and transportation centers. Individual regions and markets focus on different property types, depending on local requirements and market conditions.

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

These estimates and assumptions are based on management’s best estimate and judgment. We evaluated these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Market factors, such as illiquid credit markets, volatile equity markets and foreign currency fluctuations can increase the uncertainty in such estimates and assumptions. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in economic environment will be reflected in the financial statements in future periods. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.

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

Construction management fees, which are gross construction services revenue net of subcontract costs, were $8.1 million, $10.1 million and $9.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Gross construction services revenue totaled $132.3 million, $143.3 million and $165.9 million and subcontract costs totaled $124.2 million, $133.2 million and $156.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We include costs in excess of billings on uncompleted construction contracts of $7.9 million and $7.1 million in Trade receivables, and billings in excess of costs on uncompleted construction contracts of $5.2 million and $4.1 million in Deferred income, respectively, as of December 31, 2012 and 2011, respectively.

Gross and Net Accounting: We follow the guidance of ASC Topic 605-45, “Principal and Agent Considerations,” when accounting for reimbursements received from clients. In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Accordingly, we report a contract that provides for fixed fees, fully inclusive of all personnel and other recoverable expenses incurred but not separately scheduled, on a gross basis. When accounting on a gross basis, our reported revenues include the full billing to our client and our reported expenses include all costs associated with the client. Certain contractual arrangements in our project and development services, including fit-out business activities, and in facility management, tend to have characteristics that result in accounting on a gross basis. In Note 3, Business Segments, we identify vendor and subcontract costs on certain client assignments in property and facilities management, and project and development services (“gross contract costs”), and present separately their impact on both revenue and operating expense in our Real Estate Services (“RES”) segments. We exclude these costs from revenue and operating expenses in determining “fee revenue” and “fee based operating expenses” in our segment presentation.

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

The majority of our service contracts are accounted for on a net basis. Such costs aggregated approximately $1.5 billion, $1.4 billion and $1.2 billion for the years ended December 31, 2012, 2011 and 2010, respectively. The presentation of expenses pursuant to these arrangements under either a gross or net basis has no impact on operating income, net income or cash flows.

Contracts accounted for on a gross basis resulted in certain costs reflected in revenue and operating expenses of $292.6 million, $210.5 million, and $139.8 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Certain of our management services which provide for fixed fees inclusive of personnel and other expenses incurred were accounted for on a net basis in 2011 and 2010. In 2011 and 2010, gross revenue and expenses for these management services would have added $56.1 million and $55.9 million, respectively.

Cash and Cash Equivalents
We consider all highly-liquid investments purchased with maturities of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments.

Accounts Receivable
Pursuant to contractual arrangements, accounts receivable includes unbilled amounts of $229.7 million and $216.3 million at December 31, 2012 and 2011, respectively.

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

The following table details the changes in the allowance for uncollectible receivables for each of the three years ended December 31, 2012, 2011 and 2010 ($ in thousands).

	2012	2011	2010
Allowance at beginning of the year	$20,595	20,352	36,994
Charged to income	6,586	10,273	7,081
Write-off of uncollectible receivables	(7,858)	(10,901)	(22,610)
Reserves acquired from King Sturge	-	760	-
Impact of exchange rate movements and other	203	111	(1,113)
Allowance at end of the year	$19,526	20,595	20,352

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

We carry Warehouse receivables at the lower of cost or fair value based on the commitment price, in accordance with ASC Topic 948, Financial Services—Mortgage Banking. At December 31, 2012, all Warehouse receivables included in the accompanying consolidated balance sheets were under commitment to be purchased. The commitment price is equal to our cost.

Through June 30, 2012, we maintained an open-end warehouse facility with Kemps Landing Capital Company, LLC to fund Warehouse receivables. On January 6, 2012, the Federal Housing Finance Agency announced a termination of Freddie Mac's purchase commitment agreement with Kemps Landing effective June 30, 2012.

On July 1, 2012, we entered into an uncommitted warehouse facility with a third-party lender, with a maximum capacity of $85 million, to fund Warehouse receivables. This facility bears interest at LIBOR plus 2.5%. In November 2012 we amended the terms of the warehouse facility whereby the maximum capacity was increased to $150 million and can be further increased to $200 million upon establishment of a cash collateral account.

Mortgage Servicing Rights
We retain certain servicing rights in connection with the origination and sale of mortgage loans. We record mortgage servicing rights based on the fair value of these rights on the date the loans are sold. The recording of mortgage servicing rights at their fair value results in net gains, which we record as revenue in our consolidated statements of comprehensive income. At December 31, 2012 and 2011, we had $4.5 million and $1.4 million, respectively, of mortgage servicing rights carried at the lower of amortized cost or fair value in Identified intangibles on our consolidated balance sheets. We amortize servicing rights in proportion to and over the estimated period that net servicing income is projected to be received.

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

Property and Equipment
We record property and equipment at cost and depreciate these assets over their relevant useful lives.  We capitalize certain direct costs relating to internal-use software development when incurred during the application development phase.

We review property and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment for the years ended December 31, 2012, 2011 or 2010.

We calculate depreciation and amortization on property and equipment for financial reporting purposes by using the straight-line method based on the estimated useful lives of our assets. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $66.2 million, $62.6 million and $60.6 million, respectively. The following table shows the gross value of major asset categories at December 31, 2012 and 2011 as well as the standard depreciable life for each of these asset categories ($ in millions):

CATEGORY	2012	2011	DEPRECIABLE LIFE
Furniture, fixtures and equipment	$91.9	105.9	2 to 10 years
Computer equipment and software	332.0	314.1	1 to 10 years
Leasehold improvements	160.7	143.7	1 to 10 years
Automobiles and other	24.6	14.1	4 to 10 years
Total	609.2	577.8

Total accumulated depreciation	(339.9)	(336.4)
Net property and equipment	$269.3	241.4

Business Combinations, Goodwill and Other Intangible Assets
We have historically grown, in part, through a series of acquisitions. Consistent with the services nature of the businesses we have acquired, two of the larger assets on our balance sheet are goodwill and intangible assets resulting from these acquisitions. These intangible assets are primarily management contracts and customer backlog that we acquired as part of these acquisitions and amortize over their estimated useful lives.

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

We have used qualitative factors per the provisions of ASU 2011-08, with respect to the performance of our annual impairment test of goodwill in 2012 and 2011, and determined that no indicators of impairment exist primarily because (1) our market capitalization has consistently exceeded our carrying value by a significant margin, (2) our overall financial performance has been solid in the face of mixed economic environments, and (3) forecasts of operating income and cash flows generated by our reporting units appear sufficient to support the carrying values of net assets of the reporting units.

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing that indicate  it is more likely than not an impairment loss has occurred. For example, we updated the annual evaluation in the fourth quarter of 2012, noting that our market capitalization exceeded our carrying value by a significant margin as of December 31, 2012 and that our forecasts of EBITDA and cash flows to be generated by each of our reporting units appeared sufficient to support the carrying values of the net assets of each of our reporting units. As a result, we did not change our conclusion that goodwill is not impaired. However, it is possible our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions deteriorate or remain difficult for an extended period of time. We will continue to monitor the relationship between the Company’s market capitalization and carrying value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the carrying values of the net assets of their respective businesses.

We evaluate our Identified intangibles for impairment annually or if other events or circumstances indicate that the carrying value may be impaired.

See Note 4 for additional information on goodwill and other intangible assets.

Investments in Real Estate Ventures
We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our Investment Management business establishes in the ordinary course of business for its clients. These investments take the form of ownership interests generally ranging from less than 1% to 15% of the respective ventures; we typically account for these investments under the equity method. Starting in 2011, we elected the fair value option for certain of our investments. Pursuant to ASC Topic 825, this election is made on an investment-by-investment basis. We believe the fair value accounting method more accurately represents the value and performance of these investments. See “Principles of Consolidation” above for additional discussion of the accounting for our co-investments.

For real estate limited partnerships in which the Company is a general partner the entities are generally well-capitalized and grant the limited partners substantive rights, such as the right to replace the general partner without cause, to dissolve or liquidate the partnership, to approve the sale or refinancing of the principal partnership assets, or to approve the acquisition of principal partnership assets. We generally account for such general partner interests under the equity method.

For real estate limited partnerships in which the Company is a limited partner, the Company is a co-investment partner, and has concluded that it does not have a controlling interest in these limited partnerships. When we have an asset advisory contract with the real estate limited partnership, the combination of our limited partner interest and the advisory agreement provides us with significant influence over the real estate limited partnership venture. Accordingly, we account for such investments under the equity method or at fair value.

For investments in real estate ventures accounted for under the equity method, we maintain an investment account, that is (1) increased by contributions made and by our share of net income of the real estate ventures, and (2) decreased by distributions received and by our share of net losses of the real estate ventures. Our share of each real estate venture’s net income or loss, including gains and losses from capital transactions, is reflected in our consolidated statements of comprehensive income as Equity in earnings (losses) from real estate ventures.

We review investments in real estate ventures accounted for under the equity method on a quarterly basis for indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments in real estate ventures and whether our investments are other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period, within Equity earnings (losses) from real estate ventures on our consolidated statements of comprehensive income. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments, in determining whether or not our investment is other than temporarily impaired.

For investments in real estate ventures for which the fair value option has been elected, we maintain an investment account that is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value at the balance sheet date. These fair value adjustments are reflected as gains or losses in our consolidated statements of comprehensive income within Equity in earnings (losses) from real estate ventures. For the years ended December 31, 2012 and 2011, fair value gains of $3.1 million and $0.6 million, respectively, were included in Equity in earnings (losses), and no fair adjustments were recognized in Equity in earnings (losses) in 2010. The fair value of the investment at the balance sheet date is determined using discounted cash flow models and other Level 3 inputs.

We report Equity in earnings (losses) from real estate ventures in the consolidated statements of comprehensive income after Operating income. However, for segment reporting we reflect Equity in earnings (losses) from real estate ventures within Revenue. See Note 3 for Equity in earnings (losses) reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 3) measures segment results with Equity in earnings (losses) included in segment revenue.

See Note 5 for additional information on investments in real estate ventures.

Stock-Based Compensation
Stock-based compensation in the form of restricted stock units is a significant element of our compensation programs. We determine the fair value of restricted stock units  based on the market price of the Company’s common stock on the grant date and amortized it on a straight-line basis over the associated vesting period for each separately vesting portion of an award. We reduce stock-based compensation expense for estimated forfeitures each period and adjust expense accordingly upon vesting or actual forfeitures.

We also have a “noncompensatory” Stock Purchase Plan (“ESPP”) for U.S. employees and a Jones Lang LaSalle Savings Related Share Option Plan (“Save As You Earn” or “SAYE”) for U.K. and Irish employees. The fair value of options granted under the SAYE plan are determined on the grant date and amortized over the associated vesting period.

See Note 6 for additional information on our stock compensation plans.

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

An increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes a change in our judgment about expected future tax consequences of events, would be included in the tax provision when the changes in circumstances and our judgment occurs. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is established if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and that causes a change in our judgment about the ability to realize the related deferred tax asset, would be included in the tax provision when the changes in circumstances and our judgment occurs.

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

●
Health Insurance—We self-insure our health benefits for all U.S.-based employees, although we purchase stop loss coverage on an annual basis to limit our exposure. We self-insure because we believe that, on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we estimate the required reserve for unpaid health costs we would need at year-end. Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The accrual balance for the 2012 program was $10.2 million at December 31, 2012, and the accrual balance for the 2011 program was $11.5 million at December 31, 2011.

●
Workers’ Compensation Insurance— We are self-insured for workers’ compensation insurance claims because our workforce has historically experienced fewer claims than is normal for our industry. We purchase stop loss coverage to limit our exposure to large, individual claims. We accrue workers’ compensation expense based on the applicable state’s rate and job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the estimated adjustment to income for the differences between this estimate and our reserve. There were no material adjustments recorded for the year ended December 31, 2012, and the adjustments taken to income for the years ended December 31, 2011 and 2010 were credits of $4.8 million and $5.0 million, respectively. Our accruals for worker compensation insurance claims, which can relate to multiple years, were $20.7 million and $17.5 million at December 31, 2012 and 2011, respectively.

●
Captive Insurance Company—In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim. The accruals for professional indemnity claims facilitated through our captive insurance company which relate to multiple years were $1.6 million and $1.0 million as of December 31, 2012 and 2011, respectively.

●
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

Our financial instruments include Cash and cash equivalents, Trade receivables, Accounts payable, Warehouse receivables, Short-term borrowings, Warehouse facility, Credit facility, Long-term senior notes and foreign currency exchange contracts. The estimated fair value of Cash and cash equivalents, Trade receivables, Notes and other receivables and Accounts payables approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of our revolving credit facility and short-term borrowings approximates their carrying value due to their variable interest rate terms.

We carry Warehouse receivables at the lower of cost or fair value based on the commitment price, in accordance with ASC Topic 948, Financial Services—Mortgage Banking. The fair values of our Warehouse receivables and Warehouse facility are based on the committed purchased price. At December 31, 2012, all of the Warehouse receivables were under commitment to be purchased by Freddie Mac. The valuation inputs for these assets and liabilities are Level 2 inputs in the fair value hierarchy as they are readily observable. See, Warehouse Receivables and Facilities above in Note 2.

We estimate that the fair value of our Long-term senior notes, issued in the fourth quarter of 2012, is $280.5 million at December 31, 2012 using dealer quotes that are Level 2 inputs in the fair value hierarchy. Their actual carrying value was $275.0 million at December 31, 2012.

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determined the fair value of these contracts based on current market rates. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. At December 31, 2012, we had forward exchange contracts in effect recorded as a current asset of $4.4 million and a current liability of $10.1 million. At December 31, 2011, we had forward exchange contracts in effect recorded as a current asset of $4.2 million and a current liability of $5.6 million.

We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at  the balance sheet date and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. This plan is recorded on our consolidated balance sheet at December 31, 2012 as Other long-term assets of $60.5 million, as a long-term liability in Deferred compensation of $62.1 million, and as a component of equity, Shares held in trust of ($7.6 million). At December 31, 2011 this plan was recorded as Other long-term assets of $39.1 million, as a long-term liability in Deferred compensation of $46.7 million, and as a component of equity, Shares held in trust of ($7.8 million).

Starting in 2011, we have elected the fair value option for certain investments in real estate ventures. At December 31, 2012 and 2011, we had $112.7 million and $35.9 million, respectively, of investments that were accounted for under the fair value method. For these fair value investments in real estate ventures we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reflected as gains or losses in our consolidated statements of comprehensive income within Equity in earnings (losses) from real estate ventures. We determine the fair value of these investments based on discounted cash flow models and other Level 3 assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets. See Note 5, Investments in Real Estate Ventures.

We review our investments in real estate ventures accounted for under the equity method on a quarterly basis for indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments in real estate ventures and whether our investment in these co-investments is other than temporarily impaired. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. Our determination of fair value is based on a discounted cash flow approach using primarily Level 3 inputs. See Note 5, Investments in Real Estate Ventures.

There were no transfers between  Level 1 and Level 2 valuations  during the years ended December 31, 2012, 2011 or 2010.

Derivatives and Hedging Activities
As a Firm, we do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage selected foreign currency risks. At December 31, 2012, we had forward exchange contracts in effect with a gross notional value of $1.95 billion ($886.6 million on a net basis) with a net fair value loss of $5.7 million. At December 31, 2011, we had forward exchange contracts in effect with a gross notional value of $1.67 billion ($758.2 million on a net basis) with a net fair value loss of $1.4 million.

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

We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk to be material at December 31, 2012.

Foreign Currency Translation
We prepare the financial statements of our subsidiaries located outside the United States using local currency as the functional currency. The assets and liabilities of these subsidiaries are translated to U.S. dollars at the rates of exchange at the balance sheet date with the resulting translation adjustments included in a separate component of equity (Other comprehensive income (loss)) and in the consolidated statements of comprehensive income (Other comprehensive income—foreign currency translation adjustments). The $8.9 million of Accumulated other comprehensive income on our consolidated balance sheet at December 31, 2012, consists of $54.4 million of net foreign currency translation gains and $45.5 million of unrecognized losses on pension plans recorded net of tax. The $33.8 million of Accumulated other comprehensive loss on our consolidated balance sheet at December 31, 2011, consists of $13.4 million of net foreign currency translation gains and $47.2 million of unrecognized losses on pension plans recorded net of tax.

Income and expenses are translated at the average monthly rates of exchange. We include gains and losses from foreign currency transactions in net earnings as a component of Operating, administrative and other expense. Net foreign currency losses were $4.3 million, $1.6 million, and $4.1 million for the years ending December 31, 2012, 2011 and 2010, respectively.

The effects of foreign currency translation on cash and cash equivalents are reflected in cash flows from operating activities on the consolidated statements of cash flows.

Cash Held for Others
We manage significant amounts of cash and cash equivalents in our role as agent for our investment and property management clients. We do not include such amounts in our consolidated balance sheets.

Taxes Collected from Clients and Remitted to Governmental Authorities
We account for tax assessed by a governmental authority that is based on a revenue or transaction value (i.e., sales, use, and value added taxes) on a net basis, excluded from revenue, and recorded as current liabilities until paid.

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

We calculate net income available to common shareholders by subtracting dividend-equivalents paid on outstanding but unvested shares of restricted stock units, net of tax, from net income attributable to the Company.

The following table details the calculations of basic and diluted earnings per common share ($ in thousands, except share and per share data) for each of the three years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Net income attributable to the Company	$208,050	164,384	153,902
Dividends on unvested common stock, net of tax	494	387	378
Net income available to common shareholders	$207,556	163,997	153,524

Basic income per common share before dividends on unvested common stock	4.74	3.81	3.64
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)
Basic earnings per common share	$4.73	3.80	3.63

Basic weighted average shares outstanding	43,848,737	43,170,383	42,295,526
Dilutive impact of common stock equivalents:
Outstanding stock options	3,926	10,474	28,160
Unvested stock compensation programs	946,774	1,186,502	1,760,468
Diluted weighted average shares outstanding	44,799,437	44,367,359	44,084,154

Diluted income per common share before dividends on unvested common stock	$4.64	3.71	3.49
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)
Diluted earnings per common share	$4.63	3.70	3.48

New Accounting Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the components of net income and other comprehensive income either in a single continuous statement or in two consecutive statements. To meet the requirements of ASU 2011-05, we have presented other comprehensive income and its components in our consolidated statements of comprehensive income.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income by the respective line item in net income. To meet this requirement, an entity shall provide such information together, in one location, either on the face of the statement of comprehensive income or as a separate disclosure in the notes to the financial statements. Upon adoption, we will be required to apply these requirements for all periods presented, including interim reporting periods, beginning January 1, 2013.

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

For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses in a “net” presentation of “fee revenue” and “fee-based operating expense” more accurately reflects how we manage our expense base and operating margins. See Revenue Recognition in Note 2 for additional information on our gross and net accounting. For segment reporting we also show equity earnings (losses) from real estate ventures within our revenue line, since it is an integral part of our Investment Management segment.

Our measure of segment operating results excludes restructuring charges. The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results with equity in earnings (losses) from real estate ventures, and without restructuring charges. We define the Chief Operating Decision Maker collectively as our Global Executive Committee, which is comprised of our Global Chief Executive Officer, Global Chief Operating and Financial Officer and the Chief Executive Officers of each of our reporting segments.

Summarized financial information by business segment for 2012, 2011 and 2010 are as follows ($ in thousands):

	2012	2011	2010
Real Estate Services
Americas
Segment revenue:
Revenue	$1,746,708	1,522,607	1,261,178
Equity in (losses) earnings	(3)	2,682	310
Total segment revenue	1,746,705	1,525,289	1,261,488

Gross contract costs	(84,425)	(20,882)	(4,400)
Total segment fee revenue	1,662,280	1,504,407	1,257,088

Operating expenses:
Compensation, operating and administrative expenses	1,536,211	1,324,115	1,077,556
Depreciation and amortization	42,333	38,502	35,594
Total segment operating expenses	1,578,544	1,362,617	1,113,150

Gross contract costs	(84,425)	(20,882)	(4,400)
Total fee-based segment operating expenses	1,494,119	1,341,735	1,108,750

Operating income	$168,161	162,672	148,338

Continued: Summarized financial information by business segment for 2012, 2011 and 2010 are as follows ($ in thousands):

	2012	2011	2010
Real Estate Services
EMEA
Segment revenue:
Revenue	$1,049,226	974,014	728,838
Equity in losses	(310)	(304)	(66)
Total segment revenue	1,048,916	973,710	728,772

Gross contract costs	(113,321)	(85,692)	(51,577)
Total segment fee revenue	935,595	888,018	677,195

Operating expenses:
Compensation, operating and administrative expenses	974,022	916,412	690,427
Depreciation and amortization	21,644	29,378	18,778
Total segment operating expenses	995,666	945,790	709,205

Gross contract costs	(113,321)	(85,692)	(51,577)
Total fee-based segment operating expenses	882,345	860,098	657,628

Operating income	$53,250	27,920	19,567

Asia Pacific
Segment revenue:
Revenue	$875,476	816,301	678,452
Equity in earnings	150	178	55
Total segment revenue	875,626	816,479	678,507

Gross contract costs	(94,816)	(103,892)	(83,850)
Total segment fee revenue	780,810	712,587	594,657

Operating expenses:
Compensation, operating and administrative expenses	797,396	738,107	616,101
Depreciation and amortization	12,886	12,203	13,010
Total segment operating expenses	810,282	750,310	629,111

Gross contract costs	(94,816)	(103,892)	(83,850)
Total fee-based segment operating expenses	715,466	646,418	545,261

Operating income	$65,344	66,169	49,396

Investment Management
Segment revenue:
Revenue	$261,420	271,622	257,145
Equity in earnings (losses)	24,020	3,829	(11,678)
Total segment revenue	285,440	275,451	245,467

Operating expenses:
Compensation, operating and administrative expenses	211,567	215,745	202,912
Depreciation and amortization	1,947	2,750	4,191
Total segment operating expenses	213,514	218,495	207,103

Operating income	$71,926	56,956	38,364

Segment Reconciling Items:
Total segment revenue	$3,956,687	3,590,929	2,914,234
Reclassification of equity in earnings (losses)	23,857	6,385	(11,379)
Total revenue	3,932,830	3,584,544	2,925,613

Total segment operating expenses before restructuring charges	3,598,006	3,277,212	2,658,569
Restructuring charges	45,421	56,127	6,386
Operating income	$289,403	251,205	260,658

Identifiable assets by segment are those assets that are used by or are a result of each segment’s business. Corporate assets are principally cash and cash equivalents, office furniture and computer hardware and software. The following table reconciles segment identifiable assets to consolidated assets and segment investments in real estate ventures to consolidated investments in real estate ventures ($ in thousands).

	2012		2011
	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES
Real Estate Services:
Americas	$1,928,430	3,656	$1,688,400	3,774
EMEA	1,212,640	3,001	1,190,428	1,800
Asia Pacific	691,187	2,300	604,837	1,496
Investment Management	430,865	259,150	352,225	217,784
Corporate	88,377	-	96,746	-
Consolidated	$4,351,499	268,107	$3,932,636	224,854

The following table reconciles segment property and equipment expenditures to consolidated property and equipment expenditures ($ in thousands).

	2012	2011	2010
Real Estate Services:
Americas	$42,588	33,437	15,795
EMEA	21,574	20,476	11,431
Asia Pacific	9,120	18,763	11,549
Investment Management	3,660	3,348	1,961
Corporate	18,549	16,144	7,730
Total Capital Expenditures	95,491	92,168	48,466

Less proceeds on dispositions	(733)	(630)	(857)
Net Capital Expenditures	$94,758	91,538	47,609

The following table sets forth the 2012 revenue and assets from our most significant currencies ($ in thousands).

	TOTAL REVENUE	TOTAL ASSETS
United States dollar	$1,754,064	2,469,853
British pound	516,135	684,546
Euro	482,729	421,426
Australian dollar	277,181	179,096
Japanese yen	139,858	41,187
Hong Kong dollar	98,043	93,312
Singapore dollar	93,987	74,461
Other currencies	570,833	387,618
	$3,932,830	4,351,499

We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The assets of these countries total 5% of our total assets at December 31, 2012 and 2011.

(4) BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

2012 Business Combinations Activity
In 2012, we paid $27.7 million for acquisitions consisting of $15.5 million for four new acquisitions and $12.2 million for contingent earn-out consideration for acquisitions completed in prior years. We also paid $143.8 million to satisfy deferred acquisition obligations, including (1) $30.8 million for the 2011 King Sturge acquisition, and (2) $111.1 million for the 2008 Staubach acquisition. The Staubach payment also included $3.9 million that we recorded as compensation expense for a total payment of $115.0 million, representing an acceleration of the majority of the $156.0 million deferred acquisition payment previously scheduled to be paid in August 2013.

In 2012, we completed four new acquisitions: (1) MPS, an Australian tenant advisory firm, (2) 360 Commercial Partners, an Orange County, California based real estate services firm that specializes in industrial sales and leasing, (3) Credo Real Estate, a Singapore-based real estate advisory firm specializing in collective and residential sales, valuations, auctions, research and consultancy, and (4) The Apartment Group Ltd., a multifamily brokerage firm in Dallas, Texas.

Terms of these acquisitions included (1) cash paid at closing, net of cash acquired, of $15.5 million, (2) consideration subject only to the passage of time recorded as Deferred business acquisition obligations at a current fair value of $5.6 million, and (3) additional consideration subject to earn-out provisions that will be paid only if certain conditions are achieved, recorded as current and long-term liabilities, at their estimated fair value of $7.4 million. These acquisitions resulted in goodwill of $29.0 million and identifiable intangibles of $1.8 million.

During the six months ended June 30, 2012, we finalized the purchase price allocation of the net assets acquired in the 2011 King Sturge acquisition, resulting in $3.5 million of additional goodwill.

In the fourth quarter of 2012, we increased goodwill by $30.7 million for the final earn-out payment for the 2008 Staubach acquisition. We anticipate making this payment in first quarter of 2013.

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

In the second quarter of 2011, we completed two acquisitions in EMEA and we increased the ownership of our Indian operation from 80% to 90%. In April, we completed the acquisition of Bradford McCormack & Associates, one of South Africa’s leading corporate property service providers, increasing our capabilities across service lines in South Africa and neighboring countries. Effective May 31, 2011, we completed the acquisition of United Kingdom-based international property consultancy King Sturge. The King Sturge acquisition greatly enhances the strength and depth of our service capabilities and added approximately 1,400 employees in the United Kingdom and across Europe.

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

In the fourth quarter of 2011, we completed the acquisitions of Pacific Real Estate Partners (“PREP”) and DST International Property Services (“DST”). The PREP acquisition increases significantly our market presence in the U.S. Pacific Northwest, particularly in capital markets, agency leasing and tenant representation. In Singapore we acquired DST, an agency specializing in the sale of properties in London, with extensive experience in selling international properties in the U.S., Australia and U.K.

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

The King Sturge acquisition resulted in $268.4 million of goodwill, including a final $3.5 million adjustment recorded in 2012, and $32.2 million of identifiable intangible assets, primarily the King Sturge trade name, customer relationships and acquired backlog that we anticipate we will amortize over periods ranging from seven months to ten years, with a weighted average life of six years.

The following table shows total consideration for acquisition activity completed in 2012 and 2011 and the allocation of this consideration ($ in thousands):

	2012	2011
Cash paid for new acquisitions	$15,455	239,657
Cash paid for earn-outs on acquisitions completed in prior years	12,251	12,130
Deferred acquisition obligations (including Staubach earn-out accrual)	36,281	149,521
Earn-out liabilities	7,373	6,598
Total consideration	$71,360	407,906

Goodwill	$75,876	327,651
Identifiable intangibles	1,764	46,121
Reduction in minority shareholder redemption liability	-	17,058
Assets acquired, including adjustments to provisional balances	(6,280)	17,076
Allocation of consideration	$71,360	407,906

Earn-out Payments
At December 31, 2012, we had the potential to make earn-out payments on 14 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $42.2 million at December 31, 2012. Assuming the achievement of the applicable performance conditions, we anticipate that most of these earn-out payments will come due over the next three years.

Approximately $19.6 million of these potential earn-out payments are the result of acquisitions completed prior to the adoption of the fair value requirements for contingent consideration under ASC Topic 805, “Business Combinations,” and thus will be recorded as additional purchase consideration if and when these contingencies are met. Changes in the estimated fair value of the remaining $22.6 million of potential earn-out payments will result in increases or decreases in Operating, administration and other expenses in our consolidated statements of comprehensive income. The fair value of these contingent payments is based on discounted cash flow models that reflect our projections of operating results of each respective acquisition and are based on Level 3 inputs in the fair value hierarchy.

Goodwill and Other Intangible Assets
We have $1.9 billion of unamortized goodwill and identifiable intangibles as of December 31, 2012. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported carrying value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our intangible and goodwill balances. Included in the $1.9 billion of unamortized intangibles and goodwill are: (1) goodwill of $1.85 billion with indefinite useful lives which is not amortized, (2) identifiable intangibles of $37.0 million that will be amortized over their remaining finite useful lives, and (3) $8.9 million of identifiable intangibles with indefinite useful lives which is not amortized.

The following table details, by reporting segment, the movements in goodwill with indefinite useful lives ($ in thousands):

	REAL ESTATE SERVICES
	AMERICAS	EMEA	ASIA PACIFIC	INVESTMENT MANAGEMENT	CONSOLIDATED
Balance as of January 1, 2011	$897,299	336,099	193,142	18,168	1,444,708

Additions, net of adjustments	25,368	276,750	24,872	661	327,651
Impact of exchange rate movements	(366)	(20,215)	(580)	9	(21,152)
Balance as of December 31, 2011	$922,301	592,634	217,434	18,838	1,751,207

Additions, net of adjustments	42,784	9,143	23,949	-	75,876
Impact of exchange rate movements	(110)	23,334	2,872	582	26,678
Balance as of December 31, 2012	$964,975	625,111	244,255	19,420	1,853,761

We anticipate being able to amortize and deduct for tax purposes $13.8 million and $306.6 million of the additions to goodwill in 2012 and 2011, respectively.

The following table details, by reporting segment, the movements in the gross carrying amount and accumulated amortization of our identifiable intangibles ($ in thousands):

	REAL ESTATE SERVICES
Gross Carrying Amount	AMERICAS	EMEA	ASIA PACIFIC	INVESTMENT MANAGEMENT	CONSOLIDATED
Balance as of January 1, 2011	$83,478	15,340	11,739	142	110,699

Additions	3,612	32,373	707	9,429	46,121
Impact of exchange rate movements	(13)	(3,606)	(27)	(783)	(4,429)
Balance as of December 31, 2011	$87,077	44,107	12,419	8,788	152,391

Additions	4,082	-	1,166	-	5,248
Adjustment for fully amortized intangibles	-	(3,700)	-	-	(3,700)
Impact of exchange rate movements	(10)	1,941	175	235	2,341
Balance as of December 31, 2012	$91,149	42,348	13,760	9,023	156,280

Accumulated Amortization
Balance as of January 1, 2011	$(57,200)	(14,948)	(9,384)	(142)	(81,674)

Amortization expense	(7,498)	(11,870)	(1,537)	-	(20,905)
Impact of exchange rate movements	36	2,714	34	(6)	2,778
Balance as of December 31, 2011	$(64,662)	(24,104)	(10,887)	(148)	(99,801)

Amortization expense	(6,663)	(5,023)	(1,336)	-	(13,022)
Adjustment for fully amortized intangibles	-	3,700	-	-	3,700
Impact of exchange rate movements	10	(1,111)	(138)	14	(1,225)
Balance as of December 31, 2012	$(71,315)	(26,538)	(12,361)	(134)	(110,348)

Net book value December 31, 2012	$19,834	15,810	1,399	8,889	45,932

We amortize our identifiable intangible assets with finite lives on a straight-line basis over their useful lives. The remaining weighted average amortization period of these intangible assets is 3.3 years and the remaining estimated future amortization expense for our identifiable intangibles with finite useful lives is as follows at December 31, 2012 ($ in thousands):

FUTURE AMORTIZATION
2013	$9,161
2014	7,785
2015	6,678
2016	3,233
2017	2,713
Thereafter	7,473
Total	$37,043

(5) INVESTMENTS IN REAL ESTATE VENTURES
As of December 31, 2012 and 2011, we had total investments in real estate ventures of $268.1 million and $224.9 million, respectively. We account for the majority of our funds  under the equity method of accounting; however, starting in 2011, we have elected the fair value option for certain of our investments. Our investments are primarily co-investments in approximately 50 separate property or co-mingled funds for which we also have an advisory agreement. Our ownership percentages in these investments generally range from less than 1% to 15%.

We utilize two investment vehicles to facilitate the majority of our co-investment activity when we do not invest directly into a real estate venture. LaSalle Investment Company I (“LIC I”) is our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At December 31, 2012, our maximum potential unfunded commitment to LIC I is $5.0 million (€3.7 million).

LaSalle Investment Company II (“LIC II”) is our investment vehicle for substantially all co-investment commitments made after December 31, 2005. At December 31, 2012, LIC II has unfunded capital commitments to the underlying funds of $174.8 million, of which our 48.78% share is $85.3 million. The $85.3 million commitment is part of our maximum potential unfunded total commitment to LIC II at December 31, 2012 of $151.6 million.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We anticipate that LIC I will draw down on our remaining commitment by the end of 2013 to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next four to six years as it enters into new commitments. Our Board of Directors has approved the use of our co-investment capital in particular situations to control existing real estate assets or portfolios or to seed future investments within LIC II.

As of December 31, 2012, LIC II maintains a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either of the credit rating trigger or the material adverse condition clause becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the LIC II Facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $29.3 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $151.6 million. As of December 31, 2012, LIC II had $53.6 million of outstanding borrowings on the facility.

The following table summarizes the discussion above relative to LIC I and LIC II at December 31, 2012 ($ in millions):

	LIC I	LIC II
Our effective ownership interest in co-investment vehicle	47.85%	48.78%
Our maximum potential unfunded commitments	$5.0	$151.6
Our share of unfunded capital commitments to underlying funds	3.0	85.3
Our maximum exposure assuming facilities are fully drawn	N/A	29.3
Our share of exposure on outstanding borrowings	N/A	26.1

Exclusive of our LIC I and LIC II commitment structures, we have potential obligations related to unfunded commitments to other real estate ventures, the maximum of which is $54.7 million as of December 31, 2012.

Our investments in real estate ventures include investments in entities classified as variable interest entities (“VIEs”) that we analyze for potential consolidation. We had investments, either directly or indirectly, of $6.7 million and $22.3 million at December 31, 2012 and December 31, 2011, respectively, in entities classified as VIEs. We evaluate each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity’s economic performance. In each case, we determined that we either (1) did not have the power to direct the key activities or (2) shared power with investors, lenders, or other actively-involved third parties. Additionally, our exposure to loss in these VIEs is limited to the amount of our investment in the entities. Therefore, we concluded that we would not be deemed to (1) have a controlling financial interest in or (2) be the primary beneficiary of these VIEs. Accordingly, we do not consolidate these VIEs in our Consolidated Financial Statements.

The following table summarizes the combined financial information for the unconsolidated ventures (including those held via LIC I and LIC II) accounted for under either the equity method of accounting or at fair value ($ in millions):

	2012	2011	2010
Balance Sheet:
Investments in real estate, net of depreciation	$14,042.7	15,611.7	15,333.9
Total assets	16,942.5	18,672.6	17,800.2
Mortgage indebtedness	9,173.3	10,106.5	10,366.0
Other borrowings	346.8	242.7	525.5
Total liabilities	9,449.6	11,698.5	12,192.1
Total equity	$7,492.9	6,974.1	5,608.1
Statements of Operations:
Revenue	$1,871.9	1,693.7	1,691.0
Net income (loss)	776.0	73.5	(361.8)

Impairment
We review our investments in real estate ventures that we accounted for under the equity method of accounting on a quarterly basis for indications of (1) whether the carrying value of the real estate assets underlying our investments in real estate ventures may not be recoverable and (2) whether our equity in these investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment.

Equity earnings (losses) from real estate ventures included impairment charges of $7.9 million, $5.6 million, and $13.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, representing our share of the impairment charges against individual assets held by our real estate ventures.

Fair Value
Starting in the third quarter of 2011, we elected the fair value option, in the ordinary course of business at the time of the initial investment, for certain investments in real estate ventures because we believe the fair value accounting method more accurately represents the value and performance of these investments. At December 31, 2012 and 2011, we had $112.7 million and $35.9 million, respectively, of investments that were accounted for under the fair value method. For investments in real estate ventures for which the fair value option has been elected, we increase or decrease our investment each reporting period by the change in the fair value of these investments. We reflect these fair value adjustments as gains or losses in our consolidated statements of comprehensive income within Equity in earnings (losses) from real estate ventures. For the years ended December 31, 2012 and 2011, we recognized fair value gains of $3.1 million and $0.6 million, respectively. The fair value of these investments is based on discounted cash flow models and other assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets and is primarily based on inputs that are Level 3 inputs in the fair value hierarchy.

The following table shows the movements in our investments in real estate ventures that are accounted for under the fair value accounting method ($ in thousands):

	2012	2011
Fair value investments as of January 1,	$35,872	-
Investments	102,445	36,513
Distributions	(29,085)	-
Net fair value gain	3,064	640
Foreign currency translation adjustments, net	436	(1,281)
Fair value investments as of December 31,	$112,732	35,872

(6) STOCK COMPENSATION PLANS
The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan (“SAIP”) provides for the granting of various stock awards to eligible employees of Jones Lang LaSalle. Such awards include restricted stock units and options to purchase a specified number of shares of common stock, although we have not granted stock options since 2003. There were approximately 1.3 million shares available for grant under the SAIP at December 31, 2012. We also have a stock-based compensation plan for our United Kingdom and Ireland based employees, the Jones Lang LaSalle Savings Related Share Option Plan (“Save As You Earn” or “SAYE” plan), that allows for the purchase of stock at a 15% discount from the market price at the beginning of the plan’s three and five year vesting periods.

Share-based compensation expense is included within Compensation and benefits expense in our consolidated statements of comprehensive income. Share-based compensation expense for the years ended December 31, 2012, 2011 and 2010 consisted of the following ($ in thousands):

	2012	2011	2010
Restricted stock unit awards	$31,553	33,915	41,166
UK SAYE	938	726	768
	$32,491	34,641	41,934

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

Restricted Stock Unit Awards
Historically a significant portion of restricted stock units granted each year have been granted in the first quarter of the year under our Stock Ownership Program (the “SOP”). The SOP generally required that from 10% to 20% of incentive compensation (or “bonus”) of our senior-most 5% of employees be deferred and delivered in restricted stock units. Under the SOP plan we have granted approximately 365,000, 212,000 and 297,000 shares of restricted stock in 2012, 2011 and 2010, respectively. In the second quarter of 2012, we terminated the SOP in connection with incentive compensation payments for 2012 performance, such that no additional restricted stock units will be issued under the SOP in the first quarter of 2013 or thereafter. Since the start of the SOP, our employee population has grown significantly and other aspects of our compensation programs have evolved, as a result of which we have determined that (1) there are other more targeted and strategic approaches we can take in order to enhance our equity incentive compensation programs, and (2) we can do so in a way that will be less dilutive to shareholders than the SOP would be if we continued this plan.
Restricted stock activity in 2012 and 2011 was as follows:

	SHARES (THOUSANDS)	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	WEIGHTED AVERAGE REMAINING VESTING PERIOD
Unvested at January 1, 2011	2,086.0	$50.49
Granted	425.0	88.25
Vested	(1,102.3)	45.10
Forfeited	(46.4)	60.01
Unvested at December 31, 2011	1,362.3	$66.29	1.88 years
Granted	606.3	67.34
Vested	(577.7)	62.24
Forfeited	(30.6)	68.85
Unvested at December 31, 2012	1,360.3	$68.42	2.00 years
Unvested shares expected to vest	1,319.1	$68.45	2.01 years

We determine the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of December 31, 2012, there was $31.4 million of remaining unamortized deferred compensation related to unvested restricted stock units. The remaining cost of unvested restricted stock units granted through December 31, 2012 will be recognized over varying periods through 2017.

Shares vested during the years ended December 31, 2012, 2011 and 2010 had grant date fair values of $36.0 million, $49.7 million and $53.9 million, respectively. Shares granted during the years ended December 31, 2012, 2011 and 2010 had weighted average grant date fair values of $40.8 million, $37.5 million and $35.5 million, respectively.

Other Stock Compensation Programs
The SAYE plan  is for eligible employees of our United Kingdom and Ireland based operations. Under this plan, employees make an annual election to contribute to the plan to purchase stock at a 15% discount from the market price at the beginning of the plan’s three and five year vesting periods. There were approximately 608,000 shares available for grant under the SAYE plan at December 31, 2012.

Options activity under the SAYE plan for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Options granted	127,400	17,000
Exercise price – options granted	$59.26	$83.72

Options exercised	172,980	13,393
Weighted average exercise price	$19.78	$55.43

The fair values of options granted under the SAYE plan are amortized over their respective vesting periods. There were 237,377 and 310,349 options outstanding under the SAYE plan at December 31, 2012 and 2011, respectively.

(7) RETIREMENT PLANS

Defined Contribution Plans
We have a qualified profit sharing plan that incorporates United States Internal Revenue Code Section 401(k) for our eligible U.S. employees. We make employer match contributions under this qualified profit sharing plan that are included in the accompanying consolidated statements of comprehensive income. For the years ended December 31, 2012, 2011 and 2010 our employer contributions were $13.5 million, $12.3 million and $11.4 million, respectively. Related trust assets of the Plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements.

We maintain several defined contribution retirement plans for our eligible non-U.S. employees. Our contributions to these plans were approximately $22.1 million, $15.0 million and $14.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Defined Benefit Plans
We maintain five contributory defined benefit pension plans in the United Kingdom (U.K.), Ireland and the Netherlands to provide retirement benefits to eligible employees. With the 2011 acquisition of King Sturge we acquired another defined benefit plan in the United Kingdom. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost for the years ended December 31, 2012, 2011 and 2010 consisted of the following ($ in thousands):

	2012	2011	2010
Employer service cost—benefits earned during the year	$3,978	3,853	2,653
Interest cost on projected benefit obligation	14,202	13,590	10,196
Expected return on plan assets	(17,332)	(16,826)	(11,738)
Net amortization/deferrals	2,070	1,450	1,409
Recognized actuarial loss	157	584	153
Net periodic pension cost	$3,075	2,651	2,673

The following tables provide reconciliations of projected benefit obligations and plan assets (the net of which is our funded status), as well as the funded status and accumulated benefit obligations, of our defined benefit pension plans as of December 31, 2012 and 2011 ($ in thousands):

Change in benefit obligation:	2012	2011
Projected benefit obligation, beginning of year	$294,245	199,604
Service cost	3,978	3,853
Interest cost	14,202	13,590
Plan participants’ contributions	796	828
Benefits paid	(6,718)	(5,294)
Actuarial loss	21,080	5,214
King Sturge acquisition	-	83,439
Changes in currency translation rates	13,896	(5,946)
Other	(2,264)	(1,043)
Projected benefit obligation, end of year	$339,215	294,245

Change in plan assets:	2012	2011
Fair value of plan assets, beginning of year	$277,012	195,583
Actual return on plan assets	38,726	(653)
Plan contributions	13,797	20,619
Benefits paid	(6,718)	(5,294)
King Sturge acquisition	-	73,339
Changes in currency translation rates	13,381	(5,242)
Other	(2,264)	(1,340)
Fair value of plan assets, end of year	$333,934	277,012

Funded status and net amount recognized	$(5,281)	(17,233)

Accumulated benefit obligation, end of year	$335,202	290,344

The accumulated benefit obligation was calculated based on the actuarial present value of the vested benefits to which employees are entitled if they terminate their employment immediately.

Defined benefit pension plan amounts recognized in the accompanying consolidated balance sheets as of December 31, 2012 and 2011 include the following ($ in thousands):

	2012	2011
Pension liabilities	$(5,281)	(17,233)
Accumulated other comprehensive loss	58,748	58,710
Net amount recognized	$53,467	41,477

Amounts in accumulated other comprehensive income yet to be recognized as components of net periodic pension cost are comprised of $57.6 million of actuarial losses and $1.1 million of prior service cost as of December 31, 2012. We anticipate that $2.4 million of this accumulated other comprehensive loss will be recognized as net periodic pension cost in 2013.

The ranges of assumptions we used in developing the projected benefit obligation as of December 31 and in determining net periodic benefit cost for the years ended December 31 were as follows:

	2012	2011	2010
Discount rate used in determining present values	3.50% to 4.70%	4.70% to 5.70%	5.35% to 6.00%

Annual increase in future compensation levels	0.00% to 3.40%	2.00% to 3.40%	2.00% to 4.85%

Expected long-term rate of return on assets	4.70% to 6.64%	5.40% to 7.00%	3.30% to 7.00%

The discount rate assumptions used for these pension plans were based on the yield of investment grade bonds with durations consistent with the liabilities of these plans.

Plan assets consist of diversified portfolios principally comprised of equity and debt securities. The investments and investment policies of these defined benefit plans are controlled by trusts. The investment objective of these trusts is to invest plan assets in such a manner that members’ benefit entitlements can be paid when they come due. Plan assets are invested with a long-term focus to achieve a return on investment that is based on levels of liquidity and investment risk that the trustees, in consultation with the Company’s management, believe are prudent and reasonable. These trusts set investment target allocations, but generally are not prohibited by the Company from investing in certain types of assets. The pension plan assets held no derivative instruments at December 31, 2012.

The fair value of plan assets of the U.K. and Irish plans was determined using quoted market prices, Level 1 inputs, and significantly observable inputs, Level 2 inputs. The fair value of plan assets at December 31, 2012, determined using Level 1 inputs was $267.5 million, and using Level 2 inputs was $42.7 million. The expected long-term rate of return on these assets is based on historical trends for similar asset classes, as well as current economic conditions.

The Company’s defined benefit plan in the Netherlands has its assets invested with a third party insurance company that guarantees the payments of benefits earned under this plan. The fair values of the plan assets for this plan were $23.7 million and $16.6 million at December 31, 2012 and 2011, respectively. The valuation of these assets was determined by the third party insurance company and is a Level 3 valuation.

The allocation of pension plan assets at December 31, 2012 and 2011 is as follows:

	2012	2011
Equity securities
U.K. equities	17%	16%
Non-U.K. equities	30%	30%
Debt securities
Corporate bonds	39%	39%
Government and other	5%	5%
Cash and other	9%	10%
	100%	100%

The actual asset allocation at December 31, 2012 approximates the plan’s target asset allocation percentages.

Future contributions and payments — We expect to contribute $12.6 million to our defined benefit pension plans in 2013. Additionally, the following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in thousands):

PENSION BENEFIT PAYMENTS
2013	$7,122
2014	7,475
2015	7,841
2016	7,890
2017	8,141
2018 to 2022	45,951
Total	$84,420

(8) INCOME TAXES
For the years ended December 31, 2012, 2011 and 2010, our provision for income taxes consisted of the following ($ in thousands):

	2012	2011	2010
U.S. Federal:
Current	$11,108	2,702	3,255
Deferred	705	22,598	(1,143)
	11,813	25,300	2,112

State and Local:
Current	3,687	643	775
Deferred	168	5,380	(272)
	3,855	6,023	503

International:
Current	62,650	64,554	59,114
Deferred	(9,074)	(39,490)	(12,691)
	53,576	25,064	46,423

Total	$69,244	56,387	49,038

In 2012, our current tax expense was increased by $20.6 million due to the generation of additional net operating loss carryovers.  In 2011 and 2010, our current tax expense was reduced by $22.7 million and $35.8 million, respectively, due to the utilization of prior years’ net operating loss carryovers.

Income tax expense for 2012, 2011, and 2010 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes as a result of the following ($ in thousands):

	2012		2011		2010
Computed “expected” tax expense	$97,331	35.0%	$77,699	35.0%	$71,217	35.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	2,753	1.0%	4,089	1.8%	1,659	0.8%
Amortization of goodwill and other intangibles	(7,685)	(2.8%)	(1,131)	(0.5%)	(1,183)	(0.6%)
Nondeductible expenses	1,169	0.4%	680	0.3%	898	0.4%
International earnings taxed at varying rates	(33,540)	(12.1%)	(29,174)	(13.1%)	(32,779)	(16.1%)
Valuation allowances	13,588	5.0%	3,152	1.4%	5,722	2.8%
Return to provision adjustment	(5,861)	(2.1%)	(2,946)	(1.3%)	(75)	0.0%
Other, net	1,489	0.5%	4,018	1.8%	3,579	1.8%
Total	$69,244	24.9%	$56,387	25.4%	$49,038	24.1%

With respect to international earnings taxed at varying rates, we have operations which constitute a taxable income tax presence in 74 countries or other taxable jurisdictions outside of the United States which are treated as such by the United States Internal Revenue Code. All of those countries except one had income tax rates lower than the combined United States federal and state income tax rate in 2012.

With respect to jurisdictions in which the Company operates with very low tax rates, income from The Netherlands (25%), Singapore (17%) and Hong Kong (16.5%) represent the most significant components of the international earnings line item in our effective tax rate reconciliation. Other very low rate tax jurisdictions with meaningful contributions to the international earnings line item in our effective tax rate reconciliation include; The People’s Republic of China (25%), Switzerland (21.1%), Russia (20%), Poland (19%), Macau (12%) and Cyprus (10%). In the aggregate, these very low rate jurisdictions contributed over half of the difference between the actual income tax provision for international earnings and the equivalent provision at the United States statutory rate in 2012. The remaining difference was contributed by earnings in jurisdictions with effective tax rates above 25% and by earnings of insignificant amounts in very low tax rate jurisdictions other than those noted above.

In defining very low tax rate jurisdictions, we consider effective tax rates that applied in 2012 based upon income levels and  national and local taxes, which may cause those effective rates to differ from the maximum national statutory rates for these jurisdictions. We apply a threshold of 25% or lower, which represents a difference of 10% or more from the United States federal statutory income tax rate and which is approximately equal to our reported effective tax rate.

For the years ended December 31, 2012, 2011, and 2010 our income before taxes from domestic (U.S.) and international sources is as follows ($ in thousands):

	2012	2011	2010
Domestic	$100,117	97,469	36,836
International	177,970	124,530	166,641
Total	$278,087	221,999	203,477

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below ($ in thousands):

	2012	2011
Deferred tax assets attributable to:
Accrued expenses	$89,962	84,575
U.S. federal and state loss and credit carryovers	82,632	84,716
Allowances for uncollectible accounts	6,236	6,225
International loss carryovers	147,390	125,121
Investments in real estate ventures	39,112	32,588
Pension liabilities	14,811	19,399
Other	—	330
Deferred tax assets	$380,143	352,954

Less valuation allowances	(53,810)	(38,797)
Net deferred tax assets	$326,333	314,157

Deferred tax liabilities attributable to:
Property and equipment	$4,675	9,873
Intangible assets	82,142	74,836
Income deferred for tax purposes	2,055	2,980
Other	1,957	—
Deferred tax liabilities	$90,829	87,689

We have not provided a deferred tax liability on the unremitted foreign earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States.  If repatriation of all such earnings were to occur, we estimate that our resulting U.S. federal and state tax liability would be approximately $74 million, net of the benefits of utilization of foreign tax credits and net operating loss carryovers.

As of December 31, 2012, we  had an available U.S. net operating loss carryover of $171.8 million which will begin to expire in 2029; U.S. state net operating loss carryovers with a tax effect of $20.2 million that expire at various dates through 2027; and international net operating loss carryovers of $551.1 million, that begin to expire in 2013. The change in deferred tax balances for net operating loss carryovers from 2011 to 2012 includes increases from return-to-provision adjustments and current year losses, and decreases from 2012 estimated utilization.

As of December 31, 2012, we believe it is more likely than not that the net deferred tax assets of $235.5 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryovers, for which we have concluded that recognition is not yet appropriate under ASC Topic 740, “Income Taxes.” In 2012, we reduced valuation allowances by $7.8 million on some jurisdictions’ net operating losses due to the utilization or expiration of those losses, and we increased valuation allowances by $21.4 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses in addition to those provided in prior years.

As of December 31, 2012, our net current liability for income tax was $83.7 million.

The Company or one or more of its subsidiaries files income tax returns in the United States (including 46 states and 21 cities and the District of Columbia and Puerto Rico), the United Kingdom (including England and Scotland), Australia, Germany, The People’s Republic of China (including Hong Kong and Macau), France, Japan, Singapore, India, The Netherlands, and Spain as well as 59 other countries. Generally, the Company’s open tax years include those from 2008 to the present, although reviews of taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.

As of December 31, 2012, the Company is under examination in the United Kingdom, Germany, Belgium, Thailand, Indonesia, Hong Kong, China, Singapore, India, and the United States. We are also under examination in the states of Illinois, New York and Texas.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended 2012 and 2011 is as follows ($ in thousands):

	2012	2011
Balance at January 1	$93,365	93,365
Additions based on tax positions related to the current year	5,689	9,647
Decrease for tax positions of prior years	(5,031)	(1,595)
Reductions for use of reserves	(2,287)	(3,356)
Settlements	-	(4,007)
Lapse of statute of limitations	(4,510)	(689)
Balance at December 31	$87,226	93,365

We believe it is reasonably possible that $65.2 million of these gross unrecognized tax benefits will be settled within twelve months after December 31, 2012, of which $47.3 million will be net settled against a related receivable. These settlements may occur due to the conclusion of examinations by tax authorities. We further expect that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of audits, and the passing of statutes of limitations. We do not expect such changes to have a significant impact on the results of operations or the financial position of the Company. We do not believe that we have material tax positions for which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility.

We  recognize interest accrued and penalties, if any, related to income taxes as a component of income tax expense. During the years ended December 31, 2012, 2011, and 2010, the We  recognized approximately $(0.1) million, $1.9 million, and $2.0 million, respectively, in interest and no penalties. We  had approximately $10.1 million and $10.2 million  of accrued interest at December 31, 2012 and 2011, respectively.

(9) DEBT
Credit Facility
We have a $1.1 billion unsecured revolving credit facility (the “Facility”) that matures in June 2016. We had $169.0 million and $463.0 million outstanding under the Facility, at December 31, 2012 and 2011, respectively. At December 31, 2012, we had the capacity to borrow up to an additional $913.9 million under the Facility. The average outstanding borrowings under the Facility were $621.2 million and $467.2 million during the twelve months ended December 31, 2012 and 2011, respectively.

The pricing on the Facility ranges from LIBOR plus 112.5 basis points to LIBOR plus 225.0 basis points. As of December 31, 2012, pricing on the Facility was LIBOR plus 137.5 basis points. The effective interest rate on our debt was 1.6% in 2012, compared with 1.8% in 2011.

We remain in compliance with all covenants under our Facility as of December 31, 2012. The Facility requires us to maintain a leverage ratio that does not exceed 3.50 to 1 through September 2013 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 3.00 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facility) are, among other things, (1) an add-back for stock compensation expense, (2) the addition of the EBITDA of acquired companies earned prior to acquisition, and (3) add-backs for certain impairment and non-recurring charges. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of cash acquisitions and co-investment. The deferred business acquisition obligation provisions of the Staubach Merger Agreement also contain certain conditions which are considerably less restrictive than those we have under our Facility. We remain in compliance with all covenants as of December 31, 2012.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and acquisitions.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $45.3 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $32.2 million and $65.1 million at December 30, 2012 and 2011, respectively, of which $25.8 million and $38.7 million at December 31, 2012 and 2011, respectively, was attributable to local overdraft facilities.

Long-Term Senior Notes
In November 2012, in an underwritten public offering, we issued $275.0 million of 4.4% Senior Notes due November 2022 (the “Notes”). The net proceeds from the Notes, net of underwriting discounts and expenses, were $272.4 million, and were used to reduce the outstanding borrowings under our Facility. The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Interest will be payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013.

The Notes are our unsecured obligations and rank equally in right of payment with all of our existing and future unsubordinated indebtedness, including our guarantee under the Facility. The indenture contains covenants that limit our and our subsidiaries’ abilities to, among other things, (1) incur liens, (2) enter into sale and leaseback transactions and (3) consolidate, merge or sell or transfer all or substantially all of our assets. We remain in compliance with all covenants under the Notes as of December 31, 2012.

We may redeem the Notes, at any time in whole or from time to time in part, prior to August 15, 2022, at a redemption price as defined in the indenture, plus accrued and unpaid interest. The Notes may be redeemed after August 15, 2022, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. We are required to offer to repurchase the Notes for cash at a price of 101% of principal plus accrued and unpaid interest upon the occurrence of a change of control triggering event, as defined in the indenture.

(10) LEASES
We lease office space in various buildings for our own use. The terms of these non-cancelable operating leases provide for us to pay base rent and a share of operating expenses and real estate taxes in excess of defined amounts. We also lease equipment under both operating and capital lease arrangements.

Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years ending December 31 and thereafter are as follows ($ in thousands):

OPERATING LEASES
2013	$121,273
2014	104,944
2015	96,919
2016	83,960
2017	56,462
Thereafter	128,106
Minimum lease payments	$591,664

As of December 31, 2012, we have accrued liabilities related to excess lease space of $16.4 million, including $12.0 million related to excess lease space as a result of combining King Sturge’s offices with our offices. The total of minimum rentals to be received under noncancelable operating subleases as of December 31, 2012 was $45.7 million.

Total rent expense, including office space and other rentals, was $131.5 million, $124.4 million and $110.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(11) TRANSACTIONS WITH AFFILIATES
As part of our co-investment strategy, we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements are revenue of  $147.7  million, $132.3 million and $163.2 million for 2012, 2011 and 2010, respectively, as well as receivables of $13.9 million and $11.2 million at December 31, 2012 and 2011, respectively, related to transactions with affiliates that are primarily a result of transactions with the real estate ventures in which we have equity interests.

The outstanding balance of loans to employees at December 31, 2012 and 2011 are shown in the following table ($ in millions): (1)

	2012	2011
Loans related to co-investments (2)	$3.3	4.0
Advances, travel and other (3)	53.1	55.6
	$56.4	59.6

(1)	The Company does not extend credit or provide personal loans to any director or executive officer of the Company.
(2)	These nonrecourse loans have been made to allow employees the ability to participate in investment fund opportunities.
(3)	Consists primarily of commissions and other compensation advances to employees that are amortized over required service periods.

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

In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, after our deductible.

When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost when probable and estimable. The accruals for professional indemnity insurance claims facilitated through our captive insurance company which relate to multiple years were $1.6 million and $1.0 million, net of receivables, as of December 31, 2012 and 2011, respectively.

(13) RESTRUCTURING AND ACQUISITION CHARGES
In 2012, we recognized $45.4 million of restructuring and acquisition integration costs consisting of (1) severance of $12.4 million, (2) King Sturge employee retention bonuses of $8.2 million, (3) lease exit charges of $8.4 million, and (4) other acquisition and information technology integration costs of $16.5 million.

In 2011, we recognized $56.1 million of restructuring and acquisition integration costs. These costs were mainly associated with the King Sturge acquisition and consisted of (1) employee retention bonuses of $15.7 million, (2) lease exit charges of $9.1 million and (3) other transaction costs of $17.9 million. Additionally, $13.4 million of severance costs unrelated to King Sturge were recognized in 2011.

In 2010, we recognized $6.4 million of restructuring charges, net, consisting of (1) $5.0 million of severance costs, (2) $1.6 million of integration-related costs incurred as a result of the Staubach acquisition, and (3) a $0.2 million reduction in a lease exit reserve we accrued in 2009.

The following table shows the restructuring charges and the related payment activity for the years ending December 31, 2012, 2011 and 2010 ($ in thousands):

	SEVERANCE	RETENTION BONUSES	LEASE EXIT	ACQUISITION AND INTEGRATION COSTS	TOTAL
December 31, 2009	$11,475	-	1,845	-	13,320

Accruals	5,005	-	(249)	1,630	6,386
Payments made	(12,213)	-	(1,050)	(1,630)	(14,893)
December 31, 2010	$4,267	-	546	-	4,813

Accruals	13,415	15,727	9,058	17,927	56,127
Payments made	(5,970)	(8,172)	(1,692)	(13,149)	(28,983)
December 31, 2011	$11,712	7,555	7,912	4,778	31,957

Accruals	12,422	8,151	8,374	16,474	45,421
Fixed asset disposals	-	-	-	(2,660)	(2,660)
Payments made	(14,143)	(10,518)	(4,323)	(14,357)	(43,341)
December 31, 2012	$9,991	5,188	11,963	4,235	31,377

We expect that accrued severance and other accrued acquisition costs will be paid during the first half of 2013. Payments relating to accrued retention bonuses will be made periodically through the second quarter of 2014. Lease exit payments are dependent on the terms of various leases, which extend as far out as 2017.

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

Periodic Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which we typically pay to employees in the year after it is earned. In our interim financial statements, we have accrued for incentive compensation based on the percentage of compensation costs and adjusted operating income relative to forecasted compensation costs and adjusted operating income for the full year, as substantially all incentive compensation pools are based upon full year results. The impact of this incentive compensation accrual methodology is that we accrue less compensation in the first six months of the year, with the majority of our incentive compensation accrued in the second half of the year, particularly in the fourth quarter. We exclude from the standard accrual methodology incentive compensation pools that are not subject to the normal performance criteria. These pools are generally accrued for on a straight-line basis.

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

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION—2012 (UNAUDITED)

($ IN THOUSANDS, EXCEPT SHARE DATA)	MARCH 31	JUNE 30	SEPT. 30	DEC. 31	YEAR 2012
Revenue:
Real Estate Services:
Americas	$346,272	408,140	437,352	554,941	$1,746,705
EMEA	213,192	249,233	234,252	352,239	1,048,916
Asia Pacific	186,414	204,575	206,319	278,318	875,626
Investment Management	79,264	59,346	82,266	64,564	285,440

Less:
Equity in earnings (losses) from real estate ventures	11,848	(47)	10,698	1,358	23,857
Total revenue	813,294	921,341	949,491	1,248,704	3,932,830

Operating expenses:
Real Estate Services:
Americas	334,434	369,752	394,712	479,646	1,578,544
EMEA	223,697	236,280	229,883	305,806	995,666
Asia Pacific	179,448	191,384	194,169	245,281	810,282
Investment Management	52,192	49,239	58,055	54,028	213,514

Plus:
Restructuring charges	8,952	16,604	6,820	13,045	45,421
Total operating expenses	798,723	863,259	883,639	1,097,806	3,643,427

Operating income	14,571	58,082	65,852	150,898	289,403

Net earnings available to common shareholders	$14,024	37,188	49,513	106,831	$207,556

Basic earnings per common share	$0.32	0.85	1.12	2.43	$4.73

Diluted earnings per common share	$0.31	0.83	1.10	2.38	$4.63

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION—2011 (UNAUDITED)

($ IN THOUSANDS, EXCEPT SHARE DATA)	MARCH 31	JUNE 30	SEPT. 30	DEC. 31	YEAR 2011
Revenue:
Real Estate Services:
Americas	$288,098	348,387	379,307	509,497	$1,525,289
EMEA	168,132	217,981	247,302	340,295	973,710
Asia Pacific	165,450	214,472	200,592	235,965	816,479
Investment Management	64,213	68,593	76,523	66,122	275,451

Less:
Equity in earnings (losses) from real estate ventures	(1,971)	4,138	514	3,704	6,385
Total revenue	687,864	845,295	903,210	1,148,175	3,584,544

Operating expenses:
Real Estate Services:
Americas	279,465	315,911	342,156	425,085	1,362,617
EMEA	181,219	211,563	246,679	306,329	945,790
Asia Pacific	159,944	192,878	186,691	210,797	750,310
Investment Management	55,170	53,264	57,299	52,762	218,495

Plus:
Restructuring charges	-	6,112	16,031	33,984	56,127
Total operating expenses	675,798	779,728	848,856	1,028,957	3,333,339

Operating income	12,066	65,567	54,354	119,218	251,205

Net earnings available to common shareholders	$1,490	43,860	33,880	84,767	$163,997

Basic earnings per common share	$0.03	1.02	0.78	1.95	$3.80

Diluted earnings per common share	$0.03	0.99	0.76	1.91	$3.70

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

Based on management’s evaluation as of December 31, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes to the Company’s internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item is incorporated by reference to the material in Jones Lang LaSalle’s Proxy Statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and in Item 1 of this Annual Report on Form 10-K.

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

The following table provides information as of December 31, 2012 with respect to Jones Lang LaSalle’s common shares issuable under our equity compensation plans (in thousands, except exercise price):

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP (1)	1,325	$68.19	1,298
ESPP (2)	n/a	n/a	113
Subtotal	1,325		1,411
Equity compensation plans not approved by security holders
SAYE (3)	223	$46.86	608
Subtotal	223		608
Total	1,548		2,019

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

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2013.

JONES LANG LASALLE INCORPORATED

By:	/s/ Lauralee E. Martin
Lauralee E. Martin
Executive Vice President and
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February, 2013.

Signature	Title

/s/ Sheila A. Penrose	Chairman of the Board of Directors and Director
Sheila A. Penrose

/s/ Colin Dyer	President and Chief Executive Officer and Director
Colin Dyer	(Principal Executive Officer)

/s/ Lauralee E. Martin	Executive Vice President and Chief Financial
Lauralee E. Martin	Officer and Director (Principal Financial Officer)

/s/ Hugo Bagué	Director
Hugo Bagué

/s/ Darryl Hartley-Leonard	Director
Darryl Hartley-Leonard

/s/ DeAnne Julius	Director
DeAnne Julius

/s/ Ming Lu	Director
Ming Lu

s/ Martin H. Nesbitt	Director
Martin H. Nesbitt

/s/ David B. Rickard	Director
David B. Rickard

/s/ Roger T. Staubach	Director
Roger T. Staubach

/s/ Thomas C. Theobald	Director
Thomas C. Theobald

/s/ Mark K. Engel	Executive Vice President and Global Controller
Mark K. Engel	(Principal Accounting Officer)

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation of Jones Lang LaSalle Incorporated (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-48074-01))

3.2
Articles of Amendment to the Articles of Incorporation of Jones Lang LaSalle Incorporated (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.3
Articles of Amendment to the Articles of Incorporation of Jones Lang LaSalle Incorporated dated November 1, 2011 (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2011)

3.4	Amended and Restated Bylaws of the Registrant dated as of February 15, 2012 (Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K for the year ended December 31, 2011)

4.1
Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

4.2
Indenture, dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.1 to the Report on Form 8-K dated November 9, 2012)

4.3
First Supplemental Indenture (including the form of 4.400% Senior Notes due 2011), dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.2 to the Report on Form 8-K dated November 9, 2012)

10.1	Multicurrency Credit Agreement dated as of September 28, 2010 (Incorporated by reference to Exhibit 99.1 to the Report on Form 8-K dated September 28, 2010)

10.2	First Amendment to Multicurrency Credit Agreement dated as of June 24, 2011 (Incorporated by reference to Exhibit 99.1 to the Report on Form 8-K dated June 27, 2011)

10.3
Agreement and Plan of Merger by and among Jones Lang LaSalle Incorporated, Jones Lang LaSalle Tenant Representation, Inc. and Staubach Holdings, Inc. dated June 16, 2008 (Incorporated by reference to Exhibit 2.1 to the Report on Form 8-K dated June 16, 2008)

10.4
Amended and Restated Stock Award and Incentive Plan dated as of April 15, 2012, as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 31, 2012 and as filed on April 19, 2012 as part of the Proxy Statement for the 2012 Annual Meeting of Shareholders on Schedule 14A and incorporated herein by reference.

10.5
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) used for the Non Executive Directors’ 2004, 2005, 2006, 2007, 2008, 2009, 2010, 2011 and 2012 Annual Grants (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.6
Jones Lang LaSalle Incorporated Stock Ownership Program Shares Agreement (Under the Amended and Restated Stock Award and Incentive Plan) (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.7
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) used for Employees’ 2004, 2005, 2006, 2007, 2008, 2009, 2010, 2011 and 2012 Annual Grants (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2004)

EXHIBIT NUMBER	DESCRIPTION

10.8	Form of Indemnification Agreement with Executive Officers and Directors (Incorporated by Reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1998)

10.9	Amended and Restated Severance Pay Plan effective July 1, 2010 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2011)

10.10	Senior Executive Services Agreement with Alastair Hughes dated as of March 9, 1999 (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.11
Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of July 16, 2004 and accepted July 19, 2004 (Incorporated by reference to Exhibit 99.2 to the Periodic Report on Form 8-K dated July 21, 2004)

10.12
Amendment No. 1 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of August 30, 2004 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.13
Amendment No. 2 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of December 1, 2005 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.14
Letter Agreement Regarding Compensation of the Chairman of the Board of Directors dated as of January 1, 2005 (Incorporated by reference to Exhibit 99.1 to the Periodic Report on Form 8-K dated January 10, 2005)

10.15
Amended and Restated Jones Lang LaSalle Incorporated Co-Investment Long Term Incentive Plan dated December 16, 2005 (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.16
LaSalle Investment Management Long Term Incentive Compensation Program, effective as of January 1, 2008, under the Amended and Restated Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.17
Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2008)

10.18
Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of January 1, 2012 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2011)

10.19
LIM Funds Personal Co-Investment Agreement for International and Regional Directors (in connection with elections under the Stock Ownership Program) (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.20
LIM Funds Personal Co-Investment Agreement for International and Regional Directors (not in connection with elections under the Stock Ownership Program) (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.21
Jones Lang LaSalle Incorporated Stock Ownership Program, effective as of March 31, 2011(Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2011)

EXHIBIT NUMBER	DESCRIPTION

10.22
Jones Lang LaSalle Incorporated GEC 2010-2014 Long-Term Incentive Compensation Program effective as of January 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.23
CEO Performance Incentive Agreement dated as of April 19, 2012 between Jones Lang LaSalle Incorporated and Colin Dyer (Incorporated by reference to Exhibit 99.1 to the Periodic Report on Form 8-K dated April 19, 2012)

10.24
Letter Agreement dated November 27, 2012 between Jones Lang LaSalle Incorporated and Lauralee E. Martin (Incorporated by reference to Exhibit 10.1 to the Periodic Report on Form 8-K dated November 29, 2012)

10.25
Letter Agreement dated November 27, 2012 between Jones Lang LaSalle Incorporated and Peter C. Roberts (Incorporated by reference to Exhibit 10.2 to the Periodic Report on Form 8-K dated November 29, 2012)

11	Statement concerning computation of per share earnings (filed in Item 8, Note 2 of the Notes to Consolidated Financial Statements.)

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Set forth on page preceding signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheet at December 31, 2012 and 2011 (2) Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (3) Consolidated Statement of Equity at December 31, 2012, 2011 and 2010, (4) Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (5) Notes to Condensed Consolidated Financial Statements.

*Filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2012