Form 10-Q
period 2013-03-31
JONES LANG LASALLE INC
filed 2013-05-08
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on May 2, 2013 was 44,096,420.

Part I Financial Information
Item 1. Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets March 31, 2013 and December 31, 2012
($ in thousands, except share data)

	March 31,	December 31,
Assets	2013 (Unaudited)	2012
Current assets:
Cash and cash equivalents	$133,470	152,159
Trade receivables, net of allowances of $20,156 and $19,526	913,615	996,681
Notes and other receivables	104,767	101,952
Warehouse receivables	137,445	144,257
Prepaid expenses	56,646	53,165
Deferred tax assets, net	52,050	50,831
Other	21,568	16,484
Total current assets	1,419,561	1,515,529
Property and equipment, net of accumulated depreciation of $345,625 and $339,885	260,961	269,338
Goodwill, with indefinite useful lives	1,836,933	1,853,761
Identified intangibles, net of accumulated amortization of $110,965 and $110,348	43,556	45,932
Investments in real estate ventures, including $112,512 and $112,732 at fair value	272,161	268,107
Long-term receivables	64,698	58,881
Deferred tax assets, net	189,176	197,892
Other	148,201	142,059
Total assets	$4,235,247	4,351,499
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$399,832	497,817
Accrued compensation	413,705	685,718
Short-term borrowings	37,798	32,233
Deferred tax liabilities, net	10,113	10,113
Deferred income	59,396	76,152
Deferred business acquisition obligations	119,302	105,772
Warehouse facility	137,445	144,257
Other	101,637	109,909
Total current liabilities	1,279,228	1,661,971
Noncurrent liabilities:
Credit facility	470,000	169,000
Long-term senior notes	275,000	275,000
Deferred tax liabilities, net	3,106	3,106
Deferred compensation	82,936	75,320
Pension liabilities	2,712	5,281
Deferred business acquisition obligations	100,847	107,661
Minority shareholder redemption liability	19,707	19,489
Other	71,201	75,415
Total liabilities	2,304,737	2,392,243
Commitments and contingencies	—	—
Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 44,084,721 and 44,054,042 shares issued and outstanding	441	441
Additional paid-in capital	939,058	932,255
Retained earnings	1,030,284	1,017,128
Shares held in trust	(7,558)	(7,587)
Accumulated other comprehensive income (loss)	(39,679)	8,946
Total Company shareholders’ equity	1,922,546	1,951,183
Noncontrolling interest	7,964	8,073
Total equity	1,930,510	1,959,256
Total liabilities and equity	$4,235,247	4,351,499
See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2013 and 2012
($ in thousands, except share data) (unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2013	2012
Revenue	$855,988	813,294

Operating expenses:
Compensation and benefits	563,720	537,516
Operating, administrative and other	249,921	232,596
Depreciation and amortization	19,079	19,659
Restructuring and acquisition charges	3,168	8,952
Total operating expenses	835,888	798,723

Operating income	20,100	14,571

Interest expense, net of interest income	(7,923)	(7,426)
Equity in earnings from real estate ventures	5,482	11,848

Income before income taxes and noncontrolling interest	17,659	18,993

Provision for income taxes	4,397	4,824
Net income	13,262	14,169

Net income attributable to noncontrolling interest	106	145
Net income attributable to the Company	13,156	14,024

Net income attributable to common shareholders	$13,156	14,024

Basic earnings per common share	$0.30	0.32
Basic weighted average shares outstanding	44,080,767	43,605,273

Diluted earnings per common share	$0.29	0.31
Diluted weighted average shares outstanding	45,055,399	44,685,138

Other comprehensive income (loss):
Net income attributable to the Company	$13,156	14,024
Foreign currency translation adjustments	(48,625)	35,674
Comprehensive income (loss) attributable to the Company	$(35,469)	49,698

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Three Months Ended March 31, 2013
($ in thousands, except share data) (unaudited)

	Company Shareholders' Equity
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Income (Loss)	Interest	Equity
Balances at December 31, 2012	44,054,042	$441	932,255	1,017,128	(7,587)	8,946	8,073	$1,959,256
Net income	—	—	—	13,156	—	—	106	13,262
Shares issued under stock compensation programs	43,600	—	89	—	—	—	—	89
Shares repurchased for payment of taxes on stock awards	(12,921)	—	(1,093)	—	—	—	—	(1,093)
Tax adjustments due to vestings and exercises	—	—	274	—	—	—	—	274
Amortization of stock compensation	—	—	7,533	—	—	—	—	7,533
Shares held in trust	—	—	—	—	29	—	—	29
Decrease in amount attributable to noncontrolling interest	—	—	—	—	—	—	(215)	(215)
Foreign currency translation adjustments	—	—	—	—	—	(48,625)	—	(48,625)
Balances at March 31, 2013	44,084,721	$441	939,058	1,030,284	(7,558)	(39,679)	7,964	$1,930,510

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012
($ in thousands) (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows used in operating activities:
Net income	$13,262	14,169
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	19,079	19,659
Equity in earnings from real estate ventures	(5,482)	(11,848)
Operating distributions from real estate ventures	3,652	1,312
Provision for loss on receivables and other assets	5,074	4,993
Amortization of deferred compensation	7,533	13,362
Accretion of interest on deferred business acquisition obligations	1,885	3,811
Amortization of debt issuance costs	1,177	1,078
Change in:
Receivables	47,465	104,985
Prepaid expenses and other assets	(15,873)	(27,447)
Deferred tax assets, net	7,497	(8,125)
Excess tax benefit from share-based payment arrangements	(274)	(961)
Accounts payable, accrued liabilities and accrued compensation	(386,451)	(311,110)
Net cash used in operating activities	(301,456)	(196,122)

Cash flows used in investing activities:
Net capital additions – property and equipment	(12,688)	(11,826)
Business acquisitions	(1,316)	(4,948)
Capital contributions and advances to real estate ventures	(12,122)	(6,882)
Distributions, repayments of advances and sale of investments	5,349	7,507
Net cash used in investing activities	(20,777)	(16,149)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	639,065	587,500
Repayments of borrowings under credit facilities	(332,500)	(454,992)
Payments of deferred business acquisition obligations	(1,796)	—
Debt issuance costs	(495)	—
Shares repurchased for payment of employee taxes on stock awards	(1,093)	(3,901)
Excess tax adjustment from share-based payment arrangements	274	961
Common stock issued under option and stock purchase programs	89	95
Net cash provided by financing activities	303,544	129,663

Net decrease in cash and cash equivalents	(18,689)	(82,608)
Cash and cash equivalents, beginning of the period	152,159	184,454
Cash and cash equivalents, end of the period	$133,470	101,846
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,820	2,560
Income taxes, net of refunds	18,100	17,352
Non-cash investing activities:
Business acquisitions, contingent consideration	$—	1,059
Deferred business acquisition obligations	13,059	1,290

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which may also be referred to as “the Company” or as “the firm,” “we,” “us” or “our”) for the year ended December 31, 2012, which are included in our 2012 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the “Summary of Critical Accounting Policies and Estimates” section within Item 7 and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.

(1)	Interim Information
Our consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

A significant portion of our Compensation and benefit expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. These processes can result in significant fluctuations in quarterly Compensation and benefit expense from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which is based on forecasted income by country and the impact of tax planning activities. Significant changes in the geographic mix of income can significantly impact our estimated effective tax rate and ability to use various tax planning activities.

As a result of the items mentioned above, the results for the periods ended March 31, 2013 and 2012, are not indicative of what our results will be for the full fiscal year.

(2)	New Accounting Standards
In February 2013, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income by the respective line item in net income. To meet this requirement, an entity shall provide such information together, in one location, either on the face of the statement of comprehensive income or as a separate disclosure in the notes to the financial statements. In relation to our defined benefit plans, we recognized $0.6 million of compensation and benefits expense for each of the three months ended March 31, 2013 and 2012, for deferrals and actuarial losses that had been recorded as a component of other comprehensive income in prior periods. See Note 8, Retirement Plans, for additional information on our defined benefit plans. We made no other reclassifications out of accumulated other comprehensive income during these periods.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies that ordinary trade receivables and receivables in general are not in the scope of ASU 2011-11. Each of these updates was effective for us beginning on January 1, 2013. See Note 9, Fair Value Measurements, for additional disclosures concerning our netting arrangements in relation to our foreign currency forward contracts.

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

We recognize project and development management and construction management fees by applying the percentage of completion method of accounting. We use the efforts expended method to determine the extent of progress towards completion for project and development management fees, and costs incurred to total estimated costs for construction management fees.

Construction management fees, which are gross construction services revenue net of subcontract costs, were $1.7 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively. Gross construction services revenue totaled $41.2 million and $31.7 million for the three months ended March 31, 2013 and 2012, respectively. Subcontract costs totaled $39.5 million and $30.1 million for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013 and December 31, 2012, Trade receivables included costs in excess of billings on uncompleted construction contacts of $11.9 million and $7.9 million, respectively, and Deferred income included billings in excess of costs on uncompleted construction contracts of $3.0 million and $5.2 million, respectively.

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

The majority of our service contracts are accounted for on a net basis. Total costs incurred and reimbursed by our clients for service contracts that were accounted for on a net basis were $423.7 million and $415.7 million for the three months ended March 31, 2013 and 2012, respectively.

Contracts accounted for on a gross basis resulted in certain costs reflected in revenue and operating expenses of $75.5 million and $68.4 million for the three months ended March 31, 2013, and 2012, respectively.

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

Each geographic region offers our full range of Real Estate Services, including agency leasing and tenant representation, capital markets and hotels, property management, facilities management, project and development management, energy management and sustainability, construction management, and advisory, consulting and valuation services.The Investment Management segment provides investment management services to institutional investors and high-net-worth individuals.

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

For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses in a “net” presentation of “fee revenue” and “fee-based operating expense” more accurately reflects how we manage our expense base and operating margins. See Note 3, Revenue Recognition, for additional information on our gross and net accounting. For segment reporting we also show Equity in earnings from real estate ventures within total segment revenue, since it is an integral part of our Investment Management segment. Finally, our measure of segment results also excludes restructuring charges and certain acquisition related costs. Certain prior year amounts have been reclassified among reporting segments to conform with our current presentation of business segment results. These amounts relate to the presentation of revenues and associated expenses and have an insignificant impact on previously reported operating income.

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

Summarized unaudited financial information by business segment for the three months ended March 31, 2013 and 2012 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Real Estate Services
Americas
Revenue	$361,467	341,428
Equity in earnings	217	49
Total segment revenue	361,684	341,477
Gross contract costs	(19,278)	(15,888)
Total segment fee revenue	342,406	325,589
Operating expenses:
Compensation, operating and administrative expenses	336,559	319,676
Depreciation and amortization	10,453	9,884
Total segment operating expenses	347,012	329,560
Gross contract costs	(19,278)	(15,888)
Total fee-based segment operating expenses	327,734	313,672
Operating income	$14,672	11,917

Continued: Summarized unaudited financial information by business segment for the three months ended March 31, 2013 and 2012 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Real Estate Services
EMEA
Revenue	$244,905	217,973
Equity in earnings	—	14
Total segment revenue	244,905	217,987
Gross contract costs	(34,207)	(27,702)
Total segment fee revenue	210,698	190,285
Operating expenses:
Compensation, operating and administrative expenses	241,525	222,369
Depreciation and amortization	4,983	6,202
Total segment operating expenses	246,508	228,571
Gross contract costs	(34,207)	(27,702)
Total fee-based segment operating expenses	212,301	200,869
Operating loss	$(1,603)	(10,584)

Asia Pacific
Revenue	$189,901	186,362
Equity in earnings	114	52
Total segment revenue	190,015	186,414
Gross contract costs	(21,997)	(24,820)
Total segment fee revenue	168,018	161,594
Operating expenses:
Compensation, operating and administrative expenses	184,449	176,360
Depreciation and amortization	3,128	3,088
Total segment operating expenses	187,577	179,448
Gross contract costs	(21,997)	(24,820)
Total fee-based segment operating expenses	165,580	154,628
Operating income	$2,438	6,966

Investment Management
Revenue	$59,715	67,531
Equity in earnings	5,151	11,733
Total segment revenue	64,866	79,264
Operating expenses:
Compensation, operating and administrative expenses	51,107	51,706
Depreciation and amortization	516	486
Total segment operating expenses	51,623	52,192
Operating income	$13,243	27,072

Segment Reconciling Items:
Total segment revenue	$861,470	825,142
Reclassification of equity in earnings	5,482	11,848
Total revenue	855,988	813,294
Total segment operating expenses before restructuring charges	832,720	789,771
Restructuring charges	3,168	8,952
Operating income	$20,100	14,571

(5) Business Combinations, Goodwill and Other Intangible Assets

2013 Business Combinations Activity
In the first three months of 2013, we completed no new acquisitions and paid $3.1 million for contingent earn-out consideration for acquisitions completed in prior years. Also in relation to acquisitions completed in prior years, we increased goodwill by $13.1 million for the accrual of contingent earn-out payments where the performance conditions had been achieved.

Earn-Out Payments
At March 31, 2013, we had the potential to make earn-out payments on nine acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $26.3 million at March 31, 2013. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will come due over the next three years.

Approximately $5.8 million of these potential earn-out payments are the result of acquisitions completed prior to the adoption of the fair value requirements for contingent consideration under ASC 805, “Business Combinations,” and thus will be recorded as additional purchase consideration if and when the contingency is met. Changes in the estimated fair value of the remaining $20.5 million of potential earn-out payments will result in increases or decreases in Operating, administrative and other expenses in our consolidated statements of comprehensive income. The fair value of these contingent payments is based on discounted cash flow models that reflect our projection of operating results of each respective acquisition and are based on Level 3 inputs in the fair value hierarchy.

Goodwill and Other Intangible Assets
We have $1.9 billion of unamortized intangibles and goodwill as of March 31, 2013. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our intangible and goodwill balances. The $1.9 billion of unamortized intangibles and goodwill consists of: (1) goodwill of $1.8 billion with indefinite useful lives which is not amortized, (2) identifiable intangibles of $34.6 million that will be amortized over their remaining finite useful lives, and (3) $9.0 million of identifiable intangibles with indefinite useful lives that is not amortized.

The following table details, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Real Estate Services
	Americas	EMEA	Asia Pacific	Investment Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2013	$964,975	625,111	244,255	19,420	1,853,761
Additions, net of adjustments	7,935	6,440	—	—	14,375
Impact of exchange rate movements	(27)	(30,063)	(143)	(970)	(31,203)
Balance as of March 31, 2013	$972,883	601,488	244,112	18,450	1,836,933

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our identifiable intangibles ($ in thousands):

	Real Estate Services
	Americas	EMEA	Asia Pacific	Investment Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2013	$91,149	42,348	13,760	9,023	156,280
Additions	1,008	—	—	—	1,008
Impact of exchange rate movements	2	(2,374)	(424)	29	(2,767)
Balance as of March 31, 2013	$92,159	39,974	13,336	9,052	154,521

Accumulated Amortization
Balance as of January 1, 2013	$(71,315)	(26,538)	(12,361)	(134)	(110,348)
Amortization expense	(1,704)	(561)	(202)		(2,467)
Impact of exchange rate movements	(1)	1,435	405	11	1,850
Balance as of March 31, 2013	$(73,020)	(25,664)	(12,158)	(123)	(110,965)

Net book value as of March 31, 2013	$19,139	14,310	1,178	8,929	43,556

The following table shows the remaining estimated future amortization expense for our identifiable intangibles with finite useful lives at March 31, 2013 ($ in thousands):

2013 (9 months)	$7,081
2014	7,921
2015	6,826
2016	3,131
2017	2,611
2018	2,122
Thereafter	4,935
Total	$34,627

(6)	Investments in Real Estate Ventures
As of March 31, 2013 and December 31, 2012, we had total investments in real estate ventures of $272.2 million and $268.1 million, respectively. We account for the majority of our funds under the equity method of accounting. Starting in 2011, we have elected the fair value option for certain of our investments. Our investments are primarily co-investments in approximately 50 separate property or commingled funds for which we also have an advisory agreement. Our ownership percentages in these investments generally range from less than 1% to 15%.

We utilize two investment vehicles to facilitate the majority of our co-investment activity when we do not invest directly into a real estate venture. LaSalle Investment Company I (“LIC I”) is our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At March 31, 2013, our maximum potential unfunded commitment to LIC I is $4.8 million (€3.7 million). LaSalle Investment Company II (“LIC II”) is our investment vehicle for substantially all co-investment commitments made after December 31, 2005. At March 31, 2013, LIC II has unfunded capital commitments to the underlying funds of $157.9 million, of which our 48.78% share is $77.0 million. The $77.0 million commitment is part of our maximum potential unfunded total commitment to LIC II at March 31, 2013 of $137.8 million. Exclusive of our LIC I and LIC II commitment structures, we have other potential unfunded commitment obligations, the maximum of which is $54.6 million as of March 31, 2013.

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

LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. We anticipate that LIC I will draw down on our remaining commitment by the end of 2013 to satisfy its existing commitments to underlying funds, and we expect that LIC II will draw down on our commitment over the next three to five years as it enters into new commitments. Our Board of Directors has approved the use of our co-investment capital to seed future underlying fund investments within LIC II.

LIC II maintains a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the LIC II Facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $29.3 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $137.8 million. As of March 31, 2013, LIC II had $54.8 million of outstanding borrowings on the LIC II Facility.

Our investments in real estate ventures include investments in entities classified as variable interest entities (“VIEs”) that we analyze for potential consolidation. We had investments, either directly or indirectly, of $6.5 million and $6.7 million at March 31, 2013 and December 31, 2012, respectively, in entities classified as VIEs. We evaluate each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity’s economic performance. In each case, we determined that we either (1) did not have the power to direct the key activities or (2) shared power with investors, lenders, or other actively-involved third parties. Additionally, our exposure to loss in these VIEs is limited to the amount of our investment in the entities. Therefore, we concluded that we would not be deemed to (1) have a controlling financial interest in or (2) be the primary beneficiary of these VIEs. Accordingly, we do not consolidate these VIEs in our Consolidated Financial Statements.

Impairment
We review our investments in real estate ventures that are accounted for under the equity method of accounting on a quarterly basis for indications of (1) whether the carrying value of the real estate assets underlying our investments in real estate ventures may not be recoverable and (2) whether our equity in these investments is other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach that primarily uses Level 3 inputs to determine the fair value of the asset to compute the amount of the impairment. Equity earnings from real estate ventures included impairment charges of $1.7 million for each of the three month periods ended March 31, 2013 and 2012, representing our share of the impairment charges against individual assets held by our real estate ventures.

Fair Value
Starting in the third quarter of 2011, we elected the fair value option, in the ordinary course of business at the time of the initial investment, for certain investments in real estate ventures because we believe the fair value accounting method more accurately represents the value and performance of these investments. At March 31, 2013 and December 31, 2012, we had $112.5 million and $112.7 million, respectively, of investments that were accounted for under the fair value method. For investments in real estate ventures for which the fair value option has been elected, we increase or decrease our investment each reporting period by the change in the fair value of these investments. We reflect these fair value adjustments as gains or losses in our consolidated statements of comprehensive income within Equity in earnings from real estate ventures. For the three months ended March 31, 2013 and 2012, we recognized fair value gains of $0.8 million and $0.4 million, respectively. The fair value of these investments is based on discounted cash flow models and other assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets and is primarily based on inputs that are Level 3 inputs in the fair value hierarchy.

The following table shows the current year movements in our investments in real estate ventures that are accounted for under the fair value accounting method ($ in thousands):

	2013	2012
Fair value investments as of January 1,	$112,732	35,872
Investments	186	1,890
Distributions	(1,458)	(3,072)
Net fair value gain	844	378
Foreign currency translation adjustments, net	208	516
Fair value investments as of March 31,	$112,512	35,584

(7)	Stock-Based Compensation

Restricted Stock Unit Awards
Along with cash based-salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program.

Restricted stock unit activity for the three months ended March 31, 2013 and March 31, 2012 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2013	1,347.4	$68.50
Granted	159.6	90.97
Vested	(38.8)	70.65
Forfeited	(17.7)	63.74
Unvested at March 31, 2013	1,450.5	$70.97	2.09
Unvested shares expected to vest	1,408.0	$71.01	2.09

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2012	1,362.5	$66.29
Granted	561.4	66.89
Vested	(213.9)	49.23
Forfeited	(5.9)	79.35
Unvested at March 31, 2012	1,704.1	$68.59	2.30
Unvested shares expected to vest	1,652.7	$68.59	2.30

We determine the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of March 31, 2013, we had $37.2 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units outstanding at March 31, 2013 over varying periods into 2018.

Shares vested during the three months ended March 31, 2013 and 2012, had grant date fair values of $2.7 million and $10.5 million, respectively. Shares granted during the three months ended March 31, 2013 and 2012 had grant date fair values of $14.5 million and $37.6 million, respectively.

Other Stock Compensation Programs
We also have a stock-based compensation plan for our United Kingdom and Ireland based employees, the Jones Lang LaSalle Savings Related Share Option Plan ("Save as You Earn" or "SAYE"). Under this plan, employees make an annual election to contribute to the plan to purchase stock at a 15% discount from the market price at the beginning of the plan’s three and five year vesting periods. No options were issued during the three months ended March 31, 2013 and 2012. There were approximately 233,000 and 237,400 options outstanding under the SAYE plan at March 31, 2013 and December 31, 2012, respectively.

(8)	Retirement Plans
We maintain five contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans. Net periodic pension cost consisted of the following for the three months ended March 31, 2013 and 2012 ($ in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Employer service cost - benefits earned during the period	$954	992
Interest cost on projected benefit obligation	3,543	3,530
Expected return on plan assets	(4,926)	(4,305)
Net amortization of deferrals	528	522
Recognized actuarial loss	38	39
Net periodic pension cost	$137	778

The expected return on plan assets, included in net periodic pension cost, is based on forecasted long-term rates of return on plan assets of each individual plan; expected returns range from 4.7% to 6.6%.

For the three months ended March 31, 2013 and 2012, we made payments of $3.5 million and $2.4 million, respectively, to these plans. We expect to contribute an additional $9.4 million to these plans in the last nine months of 2013, for a total of $12.9 million in 2013. We made $13.1 million of contributions to these plans during the year ended December 31, 2012.

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
There were no transfers between Level 1 and Level 2 valuations during the three months ending March 31, 2013 or 2012.

Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Accounts payable, Warehouse receivables, Short-term borrowings, Warehouse facility, Credit facility, Long-term senior notes and foreign currency exchange contracts. The estimated fair value of Cash and cash equivalents, Trade receivables, Notes and other receivables, Accounts payable, and the Warehouse facility approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of our Credit facility and Short-term borrowings approximates their carrying value due to their variable interest rate terms.

We estimate that the fair value of our Long-term senior notes is $283.5 million at March 31, 2013 using dealer quotes that are Level 2 inputs in the fair value hierarchy. Their actual carrying value was $275.0 million at March 31, 2013.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 ($ in thousands):

	At March 31, 2013		At December 31, 2012
	Level 2	Level 3	Level 2	Level 3
Assets
Warehouse receivables	$137,445	—	$144,257	—
Foreign currency forward contracts receivable	13,418	—	4,351	—
Deferred compensation plan assets	66,172	—	60,523	—
Investments in real estate ventures accounted for at fair value	—	112,512	—	112,732
Total assets at fair value	$217,035	112,512	$209,131	112,732

Liabilities
Foreign currency forward contracts payable	$11,922	—	$10,074	—
Deferred compensation plan liabilities	66,614	—	62,095	—
Total liabilities at fair value	$78,536	—	$72,169	—

We carry Warehouse receivables at the lower of cost or fair value based on the commitment price, in accordance with ASC Topic 948, Financial Services-Mortgage Banking. The fair values of our Warehouse receivables are based on the committed purchase price. At March 31, 2013, all of the Warehouse receivables were under commitment to be purchased by Freddie Mac. The valuation inputs for these assets are Level 2 inputs in the fair value hierarchy as they are readily observable.

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determined the fair value of these contracts based on current market rates. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. At March 31, 2013, these forward exchange contracts had a gross notional value of $1.78 billion ($790.7 million on a net basis) and were recorded on our consolidated balance sheet as a current asset of $13.4 million and a current liability of $11.9 million. At December 31, 2012, these forward exchange contracts had a gross notional value of $1.95 billion ($886.6 million on a net basis) and were recorded on our consolidated balance sheet as a current asset of $4.4 million and a current liability of $10.1 million. The revaluations of our foreign currency forward contracts resulted in a net gain of $1.5 million for the three months ended March 31, 2013, and no net gain or loss for the three months ending March 31, 2012. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the net impact to earnings is not significant.

The asset and liability positions recorded for our foreign currency forward contracts are based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $13.4 million asset at March 31, 2013 was comprised of gross contracts with receivable positions of $14.6 million and payable positions of $1.2 million. The $11.9 million liability position at March 31, 2013 was comprised of gross contracts with receivable positions of $0.7 million and payable positions of $12.6 million.
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. This plan is recorded on our consolidated balance sheet at March 31, 2013, as Other long-term assets of $66.2 million, long-term Deferred compensation liabilities of $66.6 million, and as a reduction of equity, Shares held in trust, of $7.6 million. This plan is recorded on our consolidated balance sheet at December 31, 2012 as Other long-term assets of $60.5 million, long-term Deferred compensation liabilities of $62.1 million, and as a reduction of equity, Shares held in trust, of $7.6 million.

Starting in 2011, we have elected the fair value option for certain investments in real estate ventures. We had $112.5 million and $112.7 million at March 31, 2013 and December 31, 2012, respectively, of investments in real estate ventures that were accounted for under the fair value method. For these fair value investments in real estate ventures we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reflected as gains or losses in our consolidated statements of comprehensive income within Equity in earnings from real estate ventures. We determine the fair value of these investments based on discounted cash flow models that use Level 3 assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets. See Note 6, Investments in Real Estate Ventures.

Non-Recurring Fair Value Measurements
We review our investments in real estate ventures accounted for under the equity method on a quarterly basis for indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments in real estate ventures and whether our investment in these co-investments is other than temporarily impaired. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. Our determination of fair value is based on a discounted cash flow approach using primarily Level 3 inputs. See Note 6, Investments in Real Estate Ventures.

(10)	Debt
Credit Facility
We have a $1.1 billion unsecured revolving credit facility (the “Facility”) that matures in June 2016. We had $470.0 million, and $169.0 million outstanding under the Facility, at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, we had the capacity to borrow up to an additional $608.4 million under the Facility. The average outstanding borrowings under the Facility were $304.9 million and $562.0 million during the three months ended March 31, 2013 and 2012, respectively.

The pricing on the Facility ranges from LIBOR plus 112.5 basis points to LIBOR plus 225.0 basis points. As of March 31, 2013, pricing on the Facility was LIBOR plus 137.5 basis points. The effective interest rate on our debt was 1.4% and 1.7% during the three months ended March 31, 2013 and 2012, respectively.

We remain in compliance with all covenants under our Facility as of March 31, 2013. The Facility requires us to maintain a leverage ratio that does not exceed 3.50 to 1 through September 2013 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 3.00 to 1.

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

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $46.6 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $37.8 million and $32.2 million at March 31, 2013 and December 31, 2012, respectively, of which $29.4 million and $25.8 million at March 31, 2013 and December 31, 2012, respectively, was attributable to local overdraft facilities.

Long-Term Senior Notes
In November 2012, in an underwritten public offering, we issued $275.0 million of Long-term senior notes due November 2022 (the “Notes”). The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Interest is payable semi-annually on May 15 and November 15, beginning on May 15, 2013.

The Notes are our unsecured obligations and rank equally in right of payment with all of our existing and future unsubordinated indebtedness, including our guarantee under the Facility. The indenture contains covenants that limit our and our subsidiaries' abilities to, among other things, (1) incur liens, (2) enter into sale and leaseback transactions and (3) consolidate, merge or sell or transfer all or substantially all of our assets. We remain in compliance with all covenants under the Notes as of March 31, 2013.

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

In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible.

When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost when probable and estimable. The accrual for professional indemnity insurance claims facilitated through our captive insurance company which relates to multiple years was $1.2 million and $1.6 million as of March 31, 2013 and December 31, 2012, respectively.

(12)	Restructuring and Acquisition Charges
For the three months ended March 31, 2013, we recognized $3.2 million of restructuring and acquisition integration costs consisting of (1) severance of $0.3 million, (2) King Sturge employee retention bonuses of $0.5 million, and (3) other acquisition and information technology integration costs of $2.3 million.

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

The following table shows the restructuring and acquisition accrual activity, and the related payments made during the three months ended March 31, 2013 and 2012 ($ in thousands):

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2013	$9,991	5,188	11,963	4,235	31,377
Accruals	300	541	—	2,327	3,168
Payments made	(5,545)	—	(945)	(3,286)	(9,776)
March 31, 2013	$4,746	5,729	11,018	3,276	24,769

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2012	$11,712	7,555	7,912	4,778	31,957
Accruals	1,672	3,644	74	3,562	8,952
Fixed asset disposals	—	—	—	(1,706)	(1,706)
Payments made	(6,597)	(345)	(450)	(2,737)	(10,129)
March 31, 2012	$6,787	10,854	7,536	3,897	29,074

We expect that accrued severance and other accrued acquisition costs will be paid during the first half of 2013. Payments relating to accrued retention bonuses will be made periodically through the second quarter of 2014. Lease exit payments are dependent on the terms of various leases, which extend into 2017.

(13)	Subsequent Event
The Company announced on April 30, 2013, that its Board of Directors has declared a semi-annual cash dividend of $0.22 per share of its common stock. The dividend payment will be made on June 14, 2013, to holders of record at the close of business on May 15, 2013. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three months ended March 31, 2013, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, which are included in our 2012 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.joneslanglasalle.com). You should also refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our 2012 Annual Report on Form 10-K.

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

Summary of Critical Accounting Policies and Estimates
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2 of Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for a complete summary of our significant accounting policies.

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

A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to these critical accounting policies and estimates during the three months ended March 31, 2013.

The following are the critical accounting policies and estimates discussed in Item 7 of our Annual Report on Form 10-K:

•	Revenue Recognition;

•	Allowance for Uncollectible Accounts Receivable;

•	Asset Impairments;

•	Income Tax; and

•	Self-Insurance Programs

In addition to the aforementioned critical accounting policies, we believe the calculation of our quarterly tax provision is critical to understanding the estimates and assumptions used in preparing the Consolidated Financial Statements in Part I.

Quarterly Income Tax Provision
Our fiscal year estimated effective tax rate is based on estimates that are updated each quarter. Our effective tax rate for the three months ended March 31, 2013, and our forecasted tax rate for 2013, is 24.9%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which is based on forecasted income by country and the impact of tax planning activities. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in; (1) our geographic mix of income, (2) legislative actions on statutory tax rates, and (3) the impact of tax planning. The geographic mix of our income can significantly impact our effective tax rate. Lower tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) with meaningful contributions to our effective tax rate include; The Netherlands (25%), The People's Republic of China (25%), Switzerland (21.1%), Russia (20%), Saudi Arabia (20%), Turkey (20%), Poland (19%), Singapore (17%), Hong Kong (16.5%), Macau (12%) and Cyprus (10%).

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

Transactional-Based Revenue
Transactional-based services for leasing, real estate investment banking, capital markets activities and other transactional-based services within our RES businesses increase the variability of the revenue we receive that relate to the size and timing of our clients’ transactions from period to period. The timing and the magnitude of these fees can vary significantly from period to period.

Foreign Currency
We conduct business using a variety of currencies, but report our results in U.S. dollars, as a result of which the volatility of currencies against the U.S. dollar may positively or negatively impact our reported results. This volatility can make it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations, because these results may demonstrate a rate of growth or decline that might not have been consistent with the real underlying rate of growth or decline in the local operations. As a result, we provide information about the impact of foreign currencies in the period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition in the Results of Operations section included herein.

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

A significant portion of our Compensation and benefit expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. These processes can result in significant fluctuations in quarterly Compensation and benefit expense from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended March 31, 2013 and 2012, are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications
We report Equity in earnings (losses) from real estate ventures in our consolidated statements of comprehensive income (loss) after Operating income. However, for segment reporting we reflect Equity in earnings (losses) from real estate ventures within Total revenue. Also, vendor and subcontract costs on certain client assignments in property and facilities management, and project and development services (“gross contract costs”), are presented on a gross basis in our consolidated statement of comprehensive income (loss), but are excluded from revenue and operating expenses in determining “fee revenue” and “fee-based operating expenses,” in our segment reporting. See Note 4, Business Segments, of the Notes to Consolidated Financial Statements for Equity in earnings (losses) from real estate ventures reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 4) measures segment results with Equity in earnings (losses) from real estate ventures included in segment revenue.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
In order to provide more meaningful year-over-year comparisons of our reported results, we have included in the table below both the U.S. dollar and local currency movements in the consolidated statements of earnings.

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	March 31, 2013	March 31, 2012	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$229.2	230.2	(1.0)	0%	0%
Capital Markets & Hotels	120.7	88.7	32.0	36%	37%
Property & Facility Management (1)	212.1	201.1	11.0	5%	7%
Project & Development Services (1)	77.1	78.4	(1.3)	(2)%	(1)%
Advisory, Consulting and Other	81.7	79.0	2.7	3%	5%
LaSalle Investment Management	59.7	67.5	(7.8)	(12)%	(11)%
Fee revenue	$780.5	744.9	35.6	5%	6%
Gross contract costs	75.5	68.4	7.1	10%	12%
Total revenue	$856.0	813.3	42.7	5%	6%
Operating expenses, excluding gross contract costs	757.2	721.4	35.8	5%	6%
Gross contract costs	75.5	68.4	7.1	10%	12%
Restructuring and acquisition charges	3.2	8.9	(5.7)	(64)%	(67)%
Total operating expenses	835.9	798.7	37.2	5%	6%
Operating income	$20.1	14.6	5.5	38%	41%
(1) Amounts have been adjusted to remove gross contract costs.

Revenue for the first quarter of 2013 grew 5%, 6% in local currency, in comparison to the first quarter of 2012. This growth was driven by a 37% local currency increase in Capital Markets & Hotels as a result of robust growth in the Americas and EMEA. Despite stable performance in Advisory fees, LaSalle Investment Management revenue decreased 11% in local currency, as result of a strong 2012 first quarter that included $8 million of non-recurring incentive fees.

For the first quarter of 2013, fee based operating expenses, excluding restructuring and acquisition charges, were $757 million, an increase of 5%, 6% in local currency, primarily due to increased compensation costs from a larger employee base and higher incentive compensation related to improved performance.

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

For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses in a “net” presentation of “fee revenue” and “fee-based operating expense” more accurately reflects how we manage our expense base and operating margins. See Note 3, Revenue Recognition, of the Notes to the Consolidated Financial Statements for additional information on our gross and net accounting. For segment reporting we also show Equity in earnings (losses) from real estate ventures within our revenue line, since it is an integral part of our Investment Management segment. Our measure of segment reporting results also excludes restructuring charges and certain acquisition related costs. Certain prior year amounts have been reclassified among reporting segments to conform with our current presentation of business segment results. These amounts relate to the presentation of revenues and associated expenses and have an insignificant impact on previously reported operating income.

Real Estate Services

Americas

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	March 31, 2013	March 31, 2012	U.S. dollars		Currency
Leasing	$152.3	149.6	2.7	2%	2%
Capital Markets & Hotels	38.7	27.9	10.8	39%	39%
Property & Facility Management (1)	89.4	85.6	3.8	4%	5%
Project & Development Services (1)	37.7	39.5	(1.8)	(5)%	(4)%
Advisory, Consulting and Other	24.1	22.9	1.2	5%	6%
Equity in earnings	0.2	0.1	0.1	n.m.	n.m.
Fee revenue	$342.4	325.6	16.8	5%	5%
Gross contract costs	19.3	15.9	3.4	21%	21%
Total revenue	$361.7	341.5	20.2	6%	6%
Operating expenses, excluding gross contract costs	$327.7	313.7	14.0	4%	5%
Gross contract costs	19.3	15.9	3.4	21%	21%
Operating income	$14.7	11.9	2.8	24%	21%
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

The Americas' revenue for the first quarter of 2013 grew 6%, 5% on a fee revenue basis. Revenue growth was driven by Capital Markets & Hotels, which grew 39%, as a result of retail investment sales, real estate investment banking services, and our recently expanded multi-family operations.

Fee based operating expenses, were $328 million, an increase of 4%, 5% in local currency. Operating income was $15 million, up from $12 million in 2012. Operating income margin calculated on a fee revenue basis was 4.3% for 2012, up from 3.7%, due primarily to the increase in transaction-based revenue.

EMEA

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	March 31, 2013	March 31, 2012	U.S. dollars		Currency
Leasing	$48.9	47.3	1.6	3%	4%
Capital Markets & Hotels	58.2	39.2	19.0	48%	50%
Property & Facility Management (1)	40.4	41.2	(0.8)	(2)%	(2)%
Project & Development Services (1)	24.1	24.2	(0.1)	0%	0%
Advisory, Consulting and Other	39.1	38.4	0.7	2%	3%
Equity in earnings	—	—	—	n.m.	n.m.
Fee revenue	$210.7	190.3	20.4	11%	12%
Gross contract costs	34.2	27.7	6.5	23%	23%
Total revenue	$244.9	218.0	26.9	12%	13%
Operating expenses, excluding gross contract costs	$212.3	200.9	11.4	6%	6%
Gross contract costs	34.2	27.7	6.5	23%	23%
Operating loss	$(1.6)	(10.6)	9.0	(85)%	(88)%
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

EMEA's revenue for the first quarter of 2013 grew 13% in local currency, 12% in local currency on a fee revenue basis. Revenue growth was generated primarily by a 50% local currency increase in Capital Markets & Hotels, as a result of growth in Russia and the UK.

Fee based operating expenses, were $212 million, an increase of 6% in local currency, due to increased variable compensation from improved transactional performance. Operating income adjusted for King Sturge intangible amortization was a loss of $1 million in the first quarter of 2013, compared with a loss of $8 million in the first quarter of 2012.

Asia Pacific

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	March 31, 2013	March 31, 2012	U.S. dollars		Currency
Leasing	$28.0	33.3	(5.3)	(16)%	(15)%
Capital Markets & Hotels	23.8	21.6	2.2	10%	12%
Property & Facility Management (1)	82.3	74.3	8.0	11%	14%
Project & Development Services (1)	15.3	14.7	0.6	4%	7%
Advisory, Consulting and Other	18.5	17.6	0.9	5%	7%
Equity in earnings	0.1	0.1	—	n.m.	n.m.
Fee revenue	$168.0	161.6	6.4	4%	6%
Gross contract costs	22.0	24.8	(2.8)	(11)%	(5)%
Total revenue	$190.0	186.4	3.6	2%	5%
Operating expenses, excluding gross contract costs	$165.6	154.6	11.0	7%	10%
Gross contract costs	22.0	24.8	(2.8)	(11)%	(5)%
Operating income	$2.4	7.0	(4.6)	(66)%	(61)%
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

Asia Pacific's revenue for the first quarter of 2013 grew 5% in local currency, 6% in local currency on a fee revenue basis. Revenue growth was led by annuity growth in Property & Facility Management and transactional growth in Capital Markets & Hotels. Geographically, the growth was driven by Hong Kong, China and Southeast Asia.

Fee based operating expenses were $166 million, an increase of 10% in local currency, principally due to increased compensation costs from a higher employee base and annual base compensation increases effective in the second quarter of 2012. Operating income was $2 million, compared with $7 million last year. Operating income margin calculated on a fee revenue basis was 1.5%, compared with 4.3% last year, due primarily to a decrease in transaction-based revenue and higher operating expenses.

Investment Management

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	March 31, 2013	March 31, 2012	U.S. dollars		Currency
Advisory fees	$56.4	57.3	(0.9)	(2)%	(1)%
Transaction fees & other	3.1	1.8	1.3	72%	72%
Incentive fees	0.2	8.4	(8.2)	n.m.	n.m.
Equity in earnings	5.2	11.7	(6.5)	(56)%	56%
Total segment revenue	64.9	79.2	(14.3)	(18)%	(17)%
Operating expenses	51.6	52.2	(0.6)	(1)%	1%
Operating income	$13.3	27.0	(13.7)	(51)%	(52)%
(n.m. -not meaningful)

LaSalle Investment Management's first quarter Advisory fees were $56 million, consistent with quarterly averages throughout 2012. Total revenue decreased 17% in local currency due to a $15 million decrease in incentive fees and equity earnings as a result of significant transactions that occurred in the first quarter of 2012. The decrease in equity earnings in the first quarter of 2013, compared to the first quarter of 2012, was primarily a result of gains from the sale of a LaSalle Investment Management fund in Japan that were recorded in the first quarter of 2012.

Assets under management were $47.7 billion as of March 31, 2013, compared with $47.0 billion at December 31, 2012.

Consolidated Cash Flows

Cash Flows used for Operating Activities
During the first quarter of 2013, we used $301 million of cash for operating activities, compared to $196 million used for operating activities in the first quarter of 2012. The majority of annual incentive compensation accrued at year end is paid in the first quarter of the year, and accounts for majority of the cash used for operating activities in the first quarter of both years. In 2012, we terminated our Stock Ownership Plan (the “SOP”) for 2012 incentive compensation. The SOP plan required certain senior management to receive from 10% to 20% of their annual incentive compensation in the form of restricted stock units. The termination of this plan resulted in higher cash incentive payments being made in the first quarter of 2013. In the first quarter of 2012, approximately $23 million of annual incentive compensation was granted in the form of restricted stock units that would have been paid in cash had the SOP plan been terminated a year earlier. Also contributing to the year-over-year change in cash flow were comparably lower collection of receivables in the first quarter of 2013, which was primarily due to an accelerated collection of receivables in the fourth quarter 2012.

Cash Flows used for Investing Activities
We used $21 million of cash for investing activities in the first quarter of 2013, a $5 million increase from the $16 million used for financing activities in the first quarter of 2012. This increase was due to a net $7 million increase in cash outflows related to co-investment activity and a $1 million increase in capital expenditures, partially offset by a $4 million decrease in cash used for acquisitions.

Cash Flows from Financing Activities
Financing activities provided $304 million of cash in the first quarter of 2013, a $174 million increase over the $130 million provided by financing activities in the first quarter of 2012. This increase was due to a net $174 million increase in borrowings under our credit facility, due in part to more significant borrowings as of December 31, 2011 held in cash accounts in anticipation of Eurozone liquidity concerns at that time.

Liquidity and Capital Resources

We finance our operations, co-investment activities, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings under our credit facilities, and through issuance of our Long-term senior notes.

Credit Facilities
We have a $1.1 billion unsecured revolving credit facility (the “Facility”) that matures in June 2016. We had $470.0 million and $169.0 million outstanding under the Facility, at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 we had the capacity to borrow up to an additional $608.4 million under the Facility. The average outstanding borrowings under the Facility were $304.9 million and $562.0 million during the three months ended March 31, 2013 and 2012, respectively.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and acquisitions.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $46.6 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $37.8 million and $32.2 million at March 31, 2013 and December 31, 2012, respectively, of which $29.4 million and $25.8 million at March 31, 2013 and December 31, 2012, respectively, were attributable to local overdraft facilities.

Long-Term Notes
In November 2012, in an underwritten public offering, we issued $275.0 million of Senior Notes due November 2022 (the “Notes”). The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Interest is payable semi-annually on May 15 and November 15, beginning on May 15, 2013.

See Note 10, Debt, of the Notes to Consolidated Financial Statements for additional information on our debt.

Co-Investment Activity
As of March 31, 2013, we had total investments of $272.2 million in approximately 50 separate property or commingled funds. Funding of co-investments exceeded return of capital by $6.7 million for the three months ended March 31, 2013. For the three months ended March 31, 2012, return of capital exceeded funding of co-investments by $0.6 million. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of our Investment Management business. We anticipate that our net co-investment funding for 2013 will be between $40 million and $50 million (planned co-investment less return of capital from liquidated co-investments).

See Note 6, Investment in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At March 31, 2013, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2012 or in the first three months of 2013. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions.

The Company announced on April 30, 2013, that its Board of Directors has declared a semi-annual cash dividend of $0.22 per share of its common stock. The dividend payment will be made on June 14, 2013, to holders of record at the close of business on May 15, 2013. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.

Capital Expenditures
For the three months ended March 31, 2013 and 2012, capital expenditures were $12.7 million and $11.8 million, respectively. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space.

Business Acquisitions
For the three months ended March 31, 2013, we used $1.3 million for contingent earn-out consideration for acquisitions completed in prior years. For the three months ended March 31, 2012, we used $4.9 million to complete a new acquisition and for contingent earn-out consideration for acquisitions completed in prior years. We also paid $1.8 million during the three months ended March 31, 2013 for deferred acquisition obligations related to acquisitions we completed in prior years. Terms for our acquisitions completed in prior years included some or all of the following: (1) cash paid at closing, (2) provisions for additional consideration and (3) earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaling $220.1 million at March 31, 2013 on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At March 31, 2013, we had the potential to make earn-out payments on nine acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $26.3 million at March 31, 2013. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will come due in the next three years.

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

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the United States. We believe that our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of March 31, 2013, of our total cash and cash equivalents of $133 million, approximately $106 million was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The net assets of these countries in aggregate totaled 3% of the firm’s total net assets at both March 31, 2013 and December 31, 2012, respectively.

Off-Balance Sheet Arrangements
We have unfunded capital commitments (1) to LIC I and LIC II, which are unconsolidated joint ventures that serve as vehicles for our co-investment activity, and (2) directly to funds for future fundings of co-investments in underlying funds totaling a maximum of $197.2 million as of March 31, 2013. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements.

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our credit facility, consisting of $1.1 billion of revolving credit that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under our Facility were $304.9 million during the three months ended March 31, 2013, and the effective interest rate was 1.4%. As of March 31, 2013, we had $470.0 million outstanding under the Facility. Our Facility bears a variable rate of interest based on market rates.

In November 2012, in an underwritten public offering, we issued $275.0 million of Long-term senior notes due November 2022 (the “Notes”). The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). The issuance of these Notes at a fixed interest rate has helped to limit the Company's exposure to future movements in interest rates.

Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2012 or the first three months of 2013, and we had no such agreements outstanding at March 31, 2013.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 55% and 57% of our total revenue for the three months ended March 31, 2013 and 2012, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, most significantly by the euro (13% of revenue for both of the three months ended March 31, 2013 and 2012) and the British pound (14% and 13% of revenue for the three months ended March 31, 2013 and 2012, respectively).
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
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At March 31, 2013, we had forward exchange contracts in effect with a gross notional value of $1.78 billion ($790.7 million on a net basis) and a net fair value gain of $1.5 million. This net carrying gain is offset by a carrying loss in associated intercompany loans such that the net impact to earnings is not significant.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of March 31, 2013, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time and interest and foreign currency rates.

For other risk factors inherent in our business, see Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the other members of senior management and the Board of Directors.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Corporate Officers
The names and titles of our corporate executive officers are as follows:

Global Executive Committee

Colin Dyer
Chief Executive Officer and President

Lauralee E. Martin
Chief Executive Officer, Americas and Global Chief Financial Officer

Alastair Hughes
Chief Executive Officer, Asia Pacific

Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management

Peter C. Roberts
Chief Strategy Officer

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

We discuss those risks, uncertainties and other factors in (1) our Annual Report on Form 10-K for the year ended December 31, 2012 in Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (2) this Quarterly Report on Form 10-Q in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (3) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May, 2013.

JONES LANG LASALLE INCORPORATED

/s/ Lauralee E. Martin

By: Lauralee E. Martin
Global Chief Financial Officer
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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012 (2) Consolidated Statements of Comprehensive Income (Loss) the three months ended March 31, 2013 and 2012 (Unaudited), (3) Consolidated Statement of Changes in Equity for the three months ended March 31, 2013 (Unaudited), (4) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited), and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith