Form 10-Q
period 2013-06-30
JONES LANG LASALLE INC
filed 2013-08-08
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on August 5, 2013 was 44,433,511.

Part I Financial Information
Item 1. Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets June 30, 2013 and December 31, 2012
($ in thousands, except share data)

	June 30,	December 31,
Assets	2013 (Unaudited)	2012
Current assets:
Cash and cash equivalents	$121,851	152,159
Trade receivables, net of allowances of $24,376 and $19,526	911,425	996,681
Notes and other receivables	95,543	101,952
Warehouse receivables	98,213	144,257
Prepaid expenses	64,463	53,165
Deferred tax assets, net	53,257	50,831
Other	11,719	16,484
Total current assets	1,356,471	1,515,529
Property and equipment, net of accumulated depreciation of $357,018 and $339,885	252,247	269,338
Goodwill, with indefinite useful lives	1,836,981	1,853,761
Identified intangibles, net of accumulated amortization of $113,013 and $110,348	41,342	45,932
Investments in real estate ventures, including $58,993 and $63,579 at fair value	265,202	268,107
Long-term receivables	76,825	58,881
Deferred tax assets, net	187,811	197,892
Other	157,824	142,059
Total assets	$4,174,703	4,351,499
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$401,052	497,817
Accrued compensation	410,032	685,718
Short-term borrowings	50,724	32,233
Deferred tax liabilities, net	10,113	10,113
Deferred income	79,459	76,152
Deferred business acquisition obligations	75,054	105,772
Warehouse facility	98,213	144,257
Other	112,553	109,909
Total current liabilities	1,237,200	1,661,971
Noncurrent liabilities:
Credit facility	479,000	169,000
Long-term senior notes	275,000	275,000
Deferred tax liabilities, net	3,106	3,106
Deferred compensation	89,370	75,320
Pension liabilities	64	5,281
Deferred business acquisition obligations	75,550	107,661
Minority shareholder redemption liability	19,838	19,489
Other	62,272	75,415
Total liabilities	2,241,400	2,392,243
Commitments and contingencies	—	—
Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 44,119,690 and 44,054,042 shares issued and outstanding	441	441
Additional paid-in capital	945,675	932,255
Retained earnings	1,066,794	1,017,128
Shares held in trust	(7,558)	(7,587)
Accumulated other comprehensive (loss) income	(78,807)	8,946
Total Company shareholders’ equity	1,926,545	1,951,183
Noncontrolling interest	6,758	8,073
Total equity	1,933,303	1,959,256
Total liabilities and equity	$4,174,703	4,351,499

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2013 and 2012
($ in thousands, except share data) (unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue	$989,383	921,341	1,845,371	1,734,635

Operating expenses:
Compensation and benefits	634,600	592,928	1,198,320	1,130,444
Operating, administrative and other	262,185	233,765	512,106	466,361
Depreciation and amortization	20,174	19,962	39,254	39,621
Restructuring and acquisition charges	6,602	16,604	9,770	25,556
Total operating expenses	923,561	863,259	1,759,450	1,661,982

Operating income	65,822	58,082	85,921	72,653

Interest expense, net of interest income	(9,049)	(7,459)	(16,972)	(14,885)
Equity in earnings (losses) from real estate ventures	9,076	(47)	14,558	11,802

Income before income taxes and noncontrolling interest	65,849	50,576	83,507	69,570

Provision for income taxes	16,397	12,846	20,794	17,671
Net income	49,452	37,730	62,713	51,899

Net income attributable to noncontrolling interest	2,921	289	3,027	435
Net income attributable to the Company	46,531	37,441	59,686	51,464

Dividends on unvested common stock, net of tax benefit	241	253	241	253
Net income attributable to common shareholders	$46,290	37,188	59,445	51,211

Basic earnings per common share	$1.05	0.85	1.35	$1.17
Basic weighted average shares outstanding	44,101,006	43,718,678	44,090,942	43,661,976

Diluted earnings per common share	$1.03	0.83	$1.32	1.14
Diluted weighted average shares outstanding	45,141,341	44,847,350	45,091,245	44,725,914

Other comprehensive income (loss):
Net income attributable to the Company	$46,531	37,441	59,686	51,464
Foreign currency translation adjustments	(39,128)	(42,007)	(87,753)	(6,333)
Comprehensive income (loss) attributable to the Company	$7,403	(4,566)	(28,067)	45,131

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Six Months Ended June 30, 2013
($ in thousands, except share data) (unaudited)

	Company Shareholders' Equity
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Income (Loss)	Interest	Equity
Balances at December 31, 2012	44,054,042	$441	932,255	1,017,128	(7,587)	8,946	8,073	$1,959,256
Net income	—	—	—	59,686	—	—	3,027	62,713
Shares issued under stock compensation programs	79,554	—	926	—	—	—	—	926
Shares repurchased for payment of taxes on stock awards	(13,906)	—	(1,129)	—	—	—	—	(1,129)
Tax adjustments due to vestings and exercises	—	—	548	—	—	—	—	548
Amortization of stock compensation	—	—	13,075	—	—	—	—	13,075
Dividends paid, $0.22 per share	—	—	—	(10,020)	—	—	—	(10,020)
Shares held in trust	—	—	—	—	29	—	—	29
Decrease in amount attributable to noncontrolling interest	—	—	—	—	—	—	(4,342)	(4,342)
Foreign currency translation adjustments	—	—	—	—	—	(87,753)	—	(87,753)
Balances at June 30, 2013	44,119,690	$441	945,675	1,066,794	(7,558)	(78,807)	6,758	$1,933,303

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012
($ in thousands) (unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows used in operating activities:
Net income	$62,713	51,899
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	39,254	39,621
Equity in earnings from real estate ventures	(14,558)	(11,802)
Gain on the sale of assets	(3,013)	—
Operating distributions from real estate ventures	6,212	1,573
Provision for loss on receivables and other assets	10,845	11,375
Amortization of deferred compensation	13,075	20,038
Accretion of interest on deferred business acquisition obligations	3,831	7,641
Amortization of debt issuance costs	2,353	2,155
Change in:
Receivables	27,123	70,173
Prepaid expenses and other assets	(24,637)	(30,969)
Deferred tax assets, net	7,655	(6,034)
Excess tax benefit from share-based payment arrangements	(548)	(3,184)
Accounts payable, accrued liabilities and accrued compensation	(374,863)	(275,104)
Net cash used in operating activities	(244,558)	(122,618)

Cash flows used in investing activities:
Net capital additions – property and equipment	(30,212)	(32,486)
Proceeds from the sale of assets	9,201	—
Business acquisitions	(45,313)	(14,380)
Capital contributions and advances to real estate ventures	(13,862)	(11,588)
Distributions, repayments of advances and sale of investments	17,425	32,556
Net cash used in investing activities	(62,761)	(25,898)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	1,181,991	995,007
Repayments of borrowings under credit facilities	(853,500)	(884,500)
Payments of deferred business acquisition obligations	(32,248)	(31,699)
Debt issuance costs	(495)	—
Shares repurchased for payment of employee taxes on stock awards	(1,129)	(3,925)
Excess tax adjustment from share-based payment arrangements	548	3,184
Common stock issued under option and stock purchase programs	926	3,103
Payment of dividends	(10,020)	(9,091)
Other loan (payments) proceeds	(5,060)	7,482
Noncontrolling interest distribution	(4,002)	—
Net cash provided by financing activities	277,011	79,561

Net decrease in cash and cash equivalents	(30,308)	(68,955)
Cash and cash equivalents, beginning of the period	152,159	184,454
Cash and cash equivalents, end of the period	$121,851	115,499

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,430	6,180
Income taxes, net of refunds	42,378	33,594
Non-cash investing activities:
Business acquisitions, contingent consideration	$1,602	1,059
Non-cash financing activities:
Deferred business acquisition obligations	$1,000	1,290

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which may also be referred to as “the Company” or as “the firm,” “we,” “us” or “our”) for the year ended December 31, 2012, which are included in our 2012 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.jll.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the “Summary of Critical Accounting Policies and Estimates” section within Item 7 and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.

(1)	Interim Information
Our consolidated financial statements as of June 30, 2013, and for the three months and six months ended June 30, 2013 and 2012, are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

As a result of the items mentioned above, the results for the periods ended June 30, 2013 and 2012, are not indicative of what our results will be for the full fiscal year.

(2)	New Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income by the respective line item in the consolidated statements of comprehensive income (loss). To meet this requirement, an entity shall provide such information together, in one location, either on the face of the statement of comprehensive income or as a separate disclosure in the notes to the consolidated financial statements. In relation to our defined benefit plans, we recognized $1.1 million of compensation and benefits expense for each of the six months ended June 30, 2013 and 2012, for deferrals and actuarial losses that had been recorded as a component of other comprehensive income in prior periods. See Note 8, Retirement Plans, for additional information on our defined benefit plans. We made no other reclassifications out of accumulated other comprehensive income during these periods.

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

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or a Tax Credit Carryforward Exists," which provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 will be effective for us on January 1, 2014. We are still evaluating the impact that ASU 2013-11 will have on the balance sheet presentation of our deferred tax assets and liabilities.

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

Construction management fees, which are gross construction services revenue net of subcontract costs, were $1.3 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and $3.0 million and $3.3 million for the six months ended June 30, 2013 and 2012, respectively. Gross construction services revenue totaled $36.7 million and $25.3 million for the three months ended June 30, 2013 and 2012, respectively, and $77.9 million and $57.1 million for the six months ended June 30, 2013 and 2012, respectively. Subcontract costs totaled $35.4 million and $23.7 million for the three months ended June 30, 2013 and 2012, respectively, and $74.9 million and $53.8 million for the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013 and December 31, 2012, Trade receivables included costs in excess of billings on uncompleted construction contacts of $8.4 million and $7.9 million, respectively, and Deferred income included billings in excess of costs on uncompleted construction contracts of $3.6 million and $5.2 million, respectively.

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

The majority of our service contracts are accounted for on a net basis. Total costs incurred and reimbursed by our clients for service contracts that were accounted for on a net basis were $384.7 million and $342.1 million for the three months ended June 30, 2013 and 2012, respectively, and $808.3 million and $761.3 million for the six months ended June 30, 2013 and 2012, respectively.

Contracts accounted for on a gross basis resulted in certain costs reflected in revenue and operating expenses of $81.1 million and $69.2 million for the three months ended June 30, 2013, and 2012, respectively, and $156.6 million and $137.6 million for the six months ended June 30, 2013 and 2012, respectively.

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

Summarized unaudited financial information by business segment for the three and six months ended June 30, 2013 and 2012 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Real Estate Services
Americas
Revenue	$431,492	403,172	792,959	744,599
Equity in earnings (losses)	73	(258)	291	(208)
Total segment revenue	431,565	402,914	793,250	744,391
Gross contract costs	(24,190)	(20,132)	(43,468)	(36,020)
Total segment fee revenue	407,375	382,782	749,782	708,371
Operating expenses:
Compensation, operating and administrative expenses	384,659	354,356	721,218	674,032
Depreciation and amortization	11,547	10,496	22,000	20,380
Total segment operating expenses	396,206	364,852	743,218	694,412
Gross contract costs	(24,190)	(20,132)	(43,468)	(36,020)
Total fee-based segment operating expenses	372,016	344,720	699,750	658,392
Operating income	$35,359	38,062	50,032	49,979

EMEA
Revenue	$268,146	254,544	513,051	472,516
Equity in losses	(536)	(85)	(536)	(70)
Total segment revenue	267,610	254,459	512,515	472,446
Gross contract costs	(33,519)	(27,958)	(67,725)	(55,659)
Total segment fee revenue	234,091	226,501	444,790	416,787
Operating expenses:
Compensation, operating and administrative expenses	249,497	235,497	491,022	457,866
Depreciation and amortization	5,027	5,683	10,010	11,885
Total segment operating expenses	254,524	241,180	501,032	469,751
Gross contract costs	(33,519)	(27,958)	(67,725)	(55,659)
Total fee-based segment operating expenses	221,005	213,222	433,307	414,092
Operating income	$13,086	13,279	11,483	2,695

Continued: Summarized unaudited financial information by business segment for the three and six months ended June 30, 2013 and 2012 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Real Estate Services
Asia Pacific
Revenue	$228,443	204,513	418,343	390,876
Equity in earnings (losses)	(124)	62	(9)	114
Total segment revenue	228,319	204,575	418,334	390,990
Gross contract costs	(23,378)	(21,060)	(45,375)	(45,879)
Total segment fee revenue	204,941	183,515	372,959	345,111
Operating expenses:
Compensation, operating and administrative expenses	211,848	188,058	396,297	364,418
Depreciation and amortization	3,124	3,326	6,252	6,414
Total segment operating expenses	214,972	191,384	402,549	370,832
Gross contract costs	(23,378)	(21,060)	(45,375)	(45,879)
Total fee-based segment operating expenses	191,594	170,324	357,174	324,953
Operating income	$13,347	13,191	15,785	20,158

Investment Management
Revenue	$61,302	59,112	121,018	126,644
Equity in earnings	9,663	234	14,812	11,966
Total segment revenue	70,965	59,346	135,830	138,610
Operating expenses:
Compensation, operating and administrative expenses	50,781	48,782	101,889	100,488
Depreciation and amortization	476	457	992	943
Total segment operating expenses	51,257	49,239	102,881	101,431
Operating income	$19,708	10,107	32,949	37,179

Segment Reconciling Items:
Total segment revenue	$998,459	921,294	1,859,929	1,746,437
Reclassification of equity in earnings (losses)	9,076	(47)	14,558	11,802
Total revenue	989,383	921,341	1,845,371	1,734,635
Total segment operating expenses before restructuring charges	916,959	846,655	1,749,680	1,636,426
Restructuring charges	6,602	16,604	9,770	25,556
Operating income	$65,822	58,082	85,921	72,653

(5) Business Combinations, Goodwill and Other Intangible Assets

2013 Business Combinations Activity
During the six months ended June 30, 2013, we acquired a real estate debt and equity origination firm that expands our Capital Markets capabilities in Dallas and north Texas. In the first six months of 2013, we paid $45.1 million for contingent earn-out consideration for acquisitions completed in prior years, including $36.9 million for the final earn-out payment for the 2008 Staubach acquisition. Also in relation to acquisitions completed in prior years, we paid $30.5 million for deferred acquisition obligations, including $29.7 million for the 2011 King Sturge acquisition. In the first six months of 2013 we increased goodwill by $19.6 million including: (1) $14.4 million for contingent earn-out payments recorded when the performance conditions were achieved, (2) $4.0 million for our new acquisition and (3) $1.2 million for the finalization of the purchase price allocation of certain 2012 acquisitions.

Earn-Out Payments
At June 30, 2013, we had the potential to make earn-out payments on 10 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $27.8 million at June 30, 2013. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will come due over the next three years.

Approximately $5.9 million of these potential earn-out payments are the result of acquisitions completed prior to the adoption of the fair value requirements for contingent consideration under ASC 805, “Business Combinations,” and thus will be recorded as additional purchase consideration if and when the contingency is met. Changes in the estimated fair value of the remaining $21.9 million of potential earn-out payments for acquisitions completed under ASC 805 will result in increases or decreases in Operating, administrative and other expenses in our consolidated statements of comprehensive income (loss). The fair value of these contingent payments is based on discounted cash flow models that reflect our projection of operating results of each respective acquisition and are based on Level 3 inputs in the fair value hierarchy.

Goodwill and Other Intangible Assets
We have $1.9 billion of unamortized intangibles and goodwill as of June 30, 2013. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our intangible and goodwill balances. The $1.9 billion of unamortized intangibles and goodwill consists of: (1) goodwill of $1.8 billion with indefinite useful lives which is not amortized, (2) identifiable intangibles of $33.4 million that will be amortized over their remaining finite useful lives, and (3) $7.9 million of identifiable intangibles with indefinite useful lives that is not amortized.

The following table details, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Real Estate Services
	Americas	EMEA	Asia Pacific	Investment Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2013	$964,975	625,111	244,255	19,420	1,853,761
Additions, net of adjustments	11,937	6,440	1,215	—	19,592
Impact of exchange rate movements	(281)	(26,517)	(8,527)	(1,047)	(36,372)
Balance as of June 30, 2013	$976,631	605,034	236,943	18,373	1,836,981

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our identifiable intangibles ($ in thousands):

	Real Estate Services
	Americas	EMEA	Asia Pacific	Investment Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2013	$91,149	42,348	13,760	9,023	156,280
Additions	2,051	—	—	—	2,051
Impact of exchange rate movements	(7)	(2,248)	(772)	(949)	(3,976)
Balance as of June 30, 2013	$93,193	40,100	12,988	8,074	154,355

Accumulated Amortization
Balance as of January 1, 2013	$(71,315)	(26,538)	(12,361)	(134)	(110,348)
Amortization expense	(3,333)	(1,117)	(333)	—	(4,783)
Impact of exchange rate movements	7	1,361	733	17	2,118
Balance as of June 30, 2013	$(74,641)	(26,294)	(11,961)	(117)	(113,013)

Net book value as of June 30, 2013	$18,552	13,806	1,027	7,957	41,342

The following table shows the remaining estimated future amortization expense for our identifiable intangibles with finite useful lives at June 30, 2013 ($ in thousands):

2013 (6 months)	$4,500
2014	8,095
2015	7,011
2016	3,448
2017	2,920
2018	2,274
Thereafter	5,137
Total	$33,385

(6)	Investments in Real Estate Ventures
As of June 30, 2013 and December 31, 2012, we had total investments in real estate ventures of $265.2 million and $268.1 million, respectively. We account for the majority of our funds under the equity method of accounting. Starting in 2011, we have elected the fair value option for certain of our direct investments. Our investments are primarily co-investments in approximately 50 separate property or commingled funds for which we also have an advisory agreement. Our ownership percentages in these investments generally range from less than 1% to 15%.

We utilize two investment vehicles to facilitate the majority of our co-investment activity when we do not invest directly into a real estate venture. LaSalle Investment Company I (“LIC I”) is our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At June 30, 2013, our maximum potential unfunded commitment to LIC I is $4.9 million (€3.7 million). LaSalle Investment Company II (“LIC II”) is our investment vehicle for substantially all co-investment commitments made after December 31, 2005. At June 30, 2013, LIC II has unfunded capital commitments to the underlying funds of $167.5 million, of which our 48.78% share is $81.7 million. The $81.7 million commitment is part of our maximum potential unfunded total commitment to LIC II at June 30, 2013 of $137.3 million. Exclusive of our LIC I and LIC II commitment structures, we have other potential unfunded commitment obligations, the maximum of which is $54.4 million as of June 30, 2013.

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

LIC II maintains a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the LIC II Facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $29.3 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $137.3 million. As of June 30, 2013, LIC II had $45.1 million of outstanding borrowings on the LIC II Facility.

Our investments in real estate ventures include investments in entities classified as variable interest entities (“VIEs”) that we analyze for potential consolidation. We had investments, either directly or indirectly, of $6.3 million and $6.7 million at June 30, 2013 and December 31, 2012, respectively, in entities classified as VIEs. We evaluate each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity’s economic performance. In each case, we determined that we either did not have the power to direct the key activities, or shared power with investors, lenders, or other actively-involved third parties. Additionally, our exposure to loss in these VIEs is limited to the amount of our investment in the entities. Therefore, we concluded that we would not be deemed to have a controlling financial interest in or be the primary beneficiary of these VIEs. Accordingly, we do not consolidate these VIEs in our Consolidated Financial Statements.

Impairment
We review investments in real estate accounted for under the equity method on a quarterly basis for indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments in real estate ventures and whether our investments are other than temporarily impaired. Our judgments regarding the existence of impairment indicators are based on evaluations of regular updates to future cash flow models, and on factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns, and our ability and intent to hold, with regard to each underlying asset and investment. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted. When events or changes in circumstances indicate that the carrying amount of the real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset.

When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach that primarily uses Level 3 inputs to determine the fair value of the asset to compute the amount of the impairment. Equity earnings from real estate ventures included impairment charges of $0.5 million and $2.7 million, for the three months ended June 30, 2013 and 2012, respectively, and $2.2 million and $4.3 million, for the six months ended June 30, 2013 and 2012, respectively, representing our share of the impairment charges against individual assets held by our real estate ventures.

Fair Value
Starting in the third quarter of 2011, we elected the fair value option, in the ordinary course of business at the time of the initial direct investment, for certain investments in real estate ventures because we believe the fair value accounting method more accurately represents the value and performance of these investments. At June 30, 2013 and December 31, 2012, we had $59.0 million and $63.6 million, respectively, of direct investments that were accounted for under the fair value method. For direct investments in real estate ventures for which the fair value option has been elected, we increase or decrease our investment each reporting period by the change in the fair value of these investments. We reflect these fair value adjustments as gains or losses in our consolidated statements of comprehensive income within Equity in earnings from real estate ventures. For the three and six months ended June 30, 2013, we recognized fair value losses of $1.1 million and $0.7 million, respectively. For the three and six months ended June 30, 2012, we recognized fair value gains of $0.3 million and $0.7 million, respectively. The fair value of these investments is based on discounted cash flow models and other assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets and is primarily based on inputs that are Level 3 inputs in the fair value hierarchy.

We account for our investment in LIC II under the equity method of accounting. LIC II accounts for certain of its investments under the fair value method. LIC II had investments of $65.2 million, $49.2 million, $10.2 million and $12.7 million at June 30, 2013, December 31, 2012, June 30, 2012, and December 31, 2011, respectively, that were accounted for under the fair value method.

The following table shows the current year movements in our direct investments in real estate ventures that are accounted for under the fair value accounting method ($ in thousands):

	2013	2012
Fair value investments as of January 1,	$63,579	23,169
Investments	71	—
Distributions	(1,462)	(690)
Net fair value gain (loss)	(672)	732
Foreign currency translation adjustments, net	(2,523)	(128)
Fair value investments as of June 30,	$58,993	23,083

(7)	Stock-Based Compensation

Restricted Stock Unit Awards
Along with cash based-salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program.

Restricted stock unit activity for the three months ended June 30, 2013 and June 30, 2012 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at April 1, 2013	1,455.0	$70.99
Granted	14.6	92.77
Vested	(20.9)	64.85
Forfeited	(3.5)	80.49
Unvested at June 30, 2013	1,445.2	$71.27	1.87
Unvested shares expected to vest	1,402.9	$71.31	1.87

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at April 1, 2012	1,703.7	$68.59
Granted	16.0	70.49
Vested	(3.5)	116.79
Forfeited	(4.1)	71.88
Unvested at June 30, 2012	1,712.1	$68.50	2.06
Unvested shares expected to vest	1,660.4	$68.51	2.06

Restricted stock unit activity for the six months ended June 30, 2013 and June 30, 2012 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2013	1,347.0	$68.50
Granted	175.2	91.15
Vested	(59.6)	68.62
Forfeited	(17.4)	65.99
Unvested at June 30, 2013	1,445.2	$71.27	1.87
Unvested shares expected to vest	1,402.9	$71.31	1.87

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2012	1,362.3	$66.29
Granted	577.2	66.99
Vested	(217.4)	50.31
Forfeited	(10.0)	76.51
Unvested at June 30, 2012	1,712.1	$68.50	2.06
Unvested shares expected to vest	1,660.4	$68.51	2.06

We determine the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of June 30, 2013, we had $32.4 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units outstanding at June 30, 2013 over varying periods into 2018.

Shares vested during the three months ended June 30, 2013 and 2012, had grant date fair values of $1.4 million and $0.4 million, respectively, and $4.1 million and $10.9 million, for the six months ended June 30, 2013 and 2012, respectively. Shares granted during the three months ended June 30, 2013 and 2012 had grant date fair values of $1.4 million and $1.1 million, respectively, and $16.0 million and $38.7 million, for the six months ended June 30, 2013 and 2012, respectively.

Other Stock Compensation Programs
We also have a stock-based compensation plan for our United Kingdom and Ireland based employees, the Jones Lang LaSalle Savings Related Share Option Plan ("Save as You Earn" or "SAYE"). Under this plan, employees make an annual election to contribute to the plan to purchase stock at a 15% discount from the market price at the beginning of the plan’s three and five year vesting periods. No options were issued during the six months ended June 30, 2013. In June 2012, we issued approximately 127,400 options under the SAYE plan at an exercise price of $59.26. There were approximately 215,000 and 237,400 options outstanding under the SAYE plan at June 30, 2013 and December 31, 2012, respectively.

(8)	Retirement Plans
We maintain five contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost consisted of the following for the three and six months ended June 30, 2013 and 2012 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Employer service cost - benefits earned during the period	$947	992	1,901	1,984
Interest cost on projected benefit obligation	3,513	3,537	7,056	7,067
Expected return on plan assets	(4,885)	(4,315)	(9,811)	(8,620)
Net amortization of deferrals	523	523	1,051	1,045
Recognized actuarial loss	38	39	76	78
Net periodic pension cost	$136	776	273	1,554

The expected return on plan assets, included in net periodic pension cost, is based on forecasted long-term rates of return on plan assets of each individual plan; expected returns range from 4.7% to 6.6%.

For the three months ended June 30, 2013 and 2012, we made payments of $2.6 million and $2.2 million, respectively, to these plans. For the six months ended June 30, 2013 and 2012, we made payments of $6.1 million and $4.6 million, respectively, to these plans.

We expect to contribute an additional $6.1 million to these plans in the last six months of 2013, for a total of $12.2 million in 2013. We made $13.1 million of contributions to these plans during the year ended December 31, 2012.

(9)	Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures,” establishes a framework for measuring fair value and establishes the following three-tier fair value hierarchy:

•	Level 1. Observable inputs such as quoted prices for identical assets or liabilities in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
There were no transfers between Level 1 and Level 2 valuations during the three or six months ending June 30, 2013 or 2012.

Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Warehouse receivables, Accounts payable, Short-term borrowings, Warehouse facility, Credit facility, Long-term senior notes and foreign currency exchange contracts. The estimated fair value of Cash and cash equivalents, Trade receivables, Notes and other receivables, Warehouse receivables, Accounts payable, and the Warehouse facility approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of our Credit facility and Short-term borrowings approximates their carrying value due to their variable interest rate terms.

We estimate that the fair value of our Long-term senior notes was $268.3 million and $280.5 million at June 30, 2013 and December 31, 2012, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. Their actual carrying value was $275.0 million at June 30, 2013 and December 31, 2012.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 ($ in thousands):

	June 30, 2013		December 31, 2012
	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency forward contracts receivable	$4,798	—	$4,351	—
Deferred compensation plan assets	69,338	—	60,523	—
Investments in real estate ventures accounted for at fair value	—	58,993	—	63,579
Total assets at fair value	$74,136	58,993	$64,874	63,579

Liabilities
Foreign currency forward contracts payable	$12,648	—	$10,074	—
Deferred compensation plan liabilities	72,075	—	62,095	—
Total liabilities at fair value	$84,723	—	$72,169	—

We carry Warehouse receivables at the lower of cost or fair value based on the commitment price, in accordance with ASC Topic 948, Financial Services-Mortgage Banking. The fair values of our Warehouse receivables are based on the committed purchase price. At June 30, 2013, all of the Warehouse receivables were under commitment to be purchased by Freddie Mac and are presented at cost. When applicable we determine the fair value of Warehouse receivables based readily observable Level 2 inputs.

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determined the fair value of these contracts based on current market rates. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. At June 30, 2013, these forward exchange contracts had a gross notional value of $1.78 billion ($760.8 million on a net basis) and were recorded on our consolidated balance sheet as a current asset of $4.8 million and a current liability of $12.6 million. At December 31, 2012, these forward exchange contracts had a gross notional value of $1.95 billion ($886.6 million on a net basis) and were recorded on our consolidated balance sheet as a current asset of $4.4 million and a current liability of $10.1 million.

The revaluations of our foreign currency forward contracts resulted in a net loss of $7.9 million and a net gain of $2.6 million for the three months ended June 30, 2013 and 2012, respectively. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the net impact to earnings is not significant.

The asset and liability positions recorded for our foreign currency forward contracts are based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $4.8 million asset at June 30, 2013 was comprised of gross contracts with receivable positions of $7.2 million and payable positions of $2.4 million. The $12.6 million liability position at June 30, 2013 was comprised of gross contracts with receivable positions of $1.8 million and payable positions of $14.4 million.
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. This plan is recorded on our consolidated balance sheet at June 30, 2013, as Other long-term assets of $69.3 million, long-term Deferred compensation liabilities of $72.1 million, and as a reduction of equity, Shares held in trust, of $7.6 million. This plan is recorded on our consolidated balance sheet at December 31, 2012 as Other long-term assets of $60.5 million, long-term Deferred compensation liabilities of $62.1 million, and as a reduction of equity, Shares held in trust, of $7.6 million.

Starting in 2011, we have elected the fair value option for certain direct investments in real estate ventures. We had $59.0 million and $63.6 million at June 30, 2013 and December 31, 2012, respectively, of direct investments in real estate ventures that were accounted for under the fair value method. For these fair value investments in real estate ventures we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reflected as gains or losses in our consolidated statements of comprehensive income within Equity in earnings from real estate ventures. We determine the fair value of these investments based on discounted cash flow models that use Level 3 assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets. See Note 6, Investments in Real Estate Ventures.

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

Credit Facility
We have a $1.1 billion unsecured revolving credit facility (the “Facility”) that matures in June 2016. We had $479.0 million, and $169.0 million outstanding under the Facility, at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, we had the capacity to borrow up to an additional $600.5 million under the Facility. The average outstanding borrowings under the Facility were $542.3 million and $760.0 million during the three months ended June 30, 2013 and 2012, respectively, and $423.6 million and $661.0 million during the six months ended June 30, 2013 and 2012, respectively.

The pricing on the Facility ranges from LIBOR plus 112.5 basis points to LIBOR plus 225.0 basis points. As of June 30, 2013, pricing on the Facility was LIBOR plus 162.5 basis points. The effective interest rate on our debt was 1.3% and 1.5% during the three months ended June 30, 2013 and 2012, respectively, and 1.4% and 1.6% during the six months ended June 30, 2013 and 2012, respectively.

We remain in compliance with all covenants under our Facility as of June 30, 2013. The Facility requires us to maintain a leverage ratio that does not exceed 3.50 to 1 through September 2013 and 3.25 to 1 thereafter, and a minimum cash interest coverage ratio of 3.00 to 1.

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

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $44.8 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $50.7 million and $32.2 million at June 30, 2013 and December 31, 2012, respectively, of which $26.6 million and $25.8 million at June 30, 2013 and December 31, 2012, respectively, was attributable to local overdraft facilities.

Long-Term Senior Notes
In November 2012, in an underwritten public offering, we issued $275.0 million of Long-term senior notes due November 2022 (the “Notes”). The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Interest is payable semi-annually on May 15 and November 15, with the first payment being made on May 15, 2013.

The Notes are our unsecured obligations and rank equally in right of payment with all of our existing and future unsubordinated indebtedness, including our guarantee under the Facility. The indenture contains covenants that limit our and our subsidiaries' abilities to, among other things, (1) incur liens, (2) enter into sale and leaseback transactions and (3) consolidate, merge or sell or transfer all or substantially all of our assets. We remain in compliance with all covenants under the Notes as of June 30, 2013.

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

In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost when probable and estimable. The accrual for professional indemnity insurance claims facilitated through our captive insurance company which relates to multiple years was $3.4 million and $1.6 million as of June 30, 2013 and December 31, 2012, respectively.

(12)	Restructuring and Acquisition Charges
For the three and six months ended June 30, 2013, we recognized $6.6 million and $9.8 million, respectively, of restructuring and acquisition integration costs consisting of (1) severance, (2) King Sturge employee retention bonuses, (3) lease exit charges and fair value changes, and (4) other acquisition and information technology integration costs. For the three and six months ended June 30, 2012, we recognized $16.6 million and $25.6 million, respectively, of such costs in the same expense categories.

The following table shows the restructuring and acquisition accrual activity, and the related payments made during the six months ended June 30, 2013 and 2012 ($ in thousands):

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2013	$9,991	5,188	11,963	4,235	31,377
Accruals	5,736	896	(1,351)	4,489	9,770
Payments made	(9,050)	(4,952)	(2,715)	(3,975)	(20,692)
June 30, 2013	$6,677	1,132	7,897	4,749	20,455

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2012	$11,712	7,555	7,912	4,778	31,957
Accruals	2,973	6,687	6,634	9,262	25,556
Fixed asset disposals	—	—	—	(1,706)	(1,706)
Payments made	(9,449)	(2,162)	(1,172)	(5,646)	(18,429)
June 30, 2012	$5,236	12,080	13,374	6,688	37,378

We expect that the majority of accrued severance and other accrued acquisition costs will be paid by the end of 2013. Payments relating to accrued retention bonuses will be made periodically through the second quarter of 2014. Lease exit payments are dependent on the terms of various leases, which extend into 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and six months ended June 30, 2013, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, which are included in our 2012 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.jll.com).You should also refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2012 Annual Report on Form 10-K.

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

Summary of Critical Accounting Policies and Estimates
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for a complete summary of our significant accounting policies.

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

A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to these critical accounting policies and estimates during the six months ended June 30, 2013.

The following are the critical accounting policies and estimates discussed in Item 7 of our Annual Report on Form 10-K:

•	Revenue Recognition;

•	Allowance for Uncollectible Accounts Receivable;

•	Asset Impairments;

•	Income Tax; and

•	Self-Insurance Programs.

In addition to the aforementioned critical accounting policies, we believe the calculation of our quarterly tax provision is critical to understanding the estimates and assumptions used in preparing the Consolidated Financial Statements in Part I.

Quarterly Income Tax Provision
Our fiscal year estimated effective tax rate is based on estimates that are updated each quarter. Our effective tax rate for the three and six months ended June 30, 2013, and our forecasted tax rate for 2013, is 24.9%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which is based on forecasted income by country and the impact of tax planning activities. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in (1) our geographic mix of income, (2) legislative actions on statutory tax rates, effective in the quarter in which the legislation is enacted, and (3) the impact of tax planning. The geographic mix of our income can significantly impact our effective tax rate. Lower tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) with meaningful contributions to our effective tax rate include: The Netherlands (25%), The People's Republic of China (25%), Switzerland (21%), Russia (20%), Saudi Arabia (20%), Turkey (20%), Poland (19%), Singapore (17%), Hong Kong (16.5%), Cyprus (12.5%) and Macau (12%).  On July 17, 2013, the United Kingdom enacted legislation that will decrease tax rates over time. The impact of this change will be reflected in our estimated effective tax rate in the third quarter of 2013. This change and other forecasted changes are not anticipated to materially impact our 2013 forecasted effective tax rate of 24.9%.

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

Equity in earnings (losses) from real estate ventures also may vary substantially from period to period for a variety of reasons, including as a result of impairment charges, changes in fair value, realized gains or losses on asset dispositions, or incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.

The comparability of these items can be seen in Note 4, Business Segments, of the Notes to Consolidated Financial Statements and is discussed further in Segment Operating Results included herein.

Transactional-Based Revenue
Transactional-based services for leasing, real estate investment banking, and capital markets activities, and for other transactional-based services within our RES businesses, increase the variability of the revenue we receive that relate to the size and timing of our clients’ transactions from period to period. The timing and the magnitude of these fees can vary significantly from period to period.

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

A significant portion of our Compensation and benefit expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. These processes can result in significant fluctuations in quarterly Compensation and benefit expense from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis. Consequently, the results for the periods ended June 30, 2013 and 2012, are not indicative of the results to be obtained for the full fiscal year.

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

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012
In order to provide more meaningful year-over-year comparisons of our reported results, we have included in the table below both the U.S. dollar and local currency movements in the consolidated statements of earnings.

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2013	June 30, 2012	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$298.6	299.0	(0.4)	0%	0%
Capital Markets & Hotels	157.6	115.7	41.9	36%	37%
Property & Facility Management (1)	210.6	199.0	11.6	6%	8%
Project & Development Services (1)	86.1	87.0	(0.9)	(1%)	0%
Advisory, Consulting and Other	94.1	92.4	1.7	2%	2%
LaSalle Investment Management	61.3	59.1	2.2	4%	5%
Fee revenue	$908.3	852.2	56.1	7%	7%
Gross contract costs	81.1	69.1	12.0	17%	19%
Total revenue	$989.4	921.3	68.1	7%	8%
Operating expenses, excluding gross contract costs	835.9	777.5	58.4	8%	8%
Gross contract costs	81.1	69.1	12.0	17%	19%
Restructuring and acquisition charges	6.6	16.6	(10.0)	(60%)	(60%)
Total operating expenses	923.6	863.2	60.4	7%	8%
Operating income	$65.8	58.1	7.7	13%	13%
(1) Amounts have been adjusted to remove gross contract costs.

	Six Months	Six Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2013	June 30, 2012	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$527.8	529.2	(1.4)	0%	0%
Capital Markets & Hotels	278.3	204.5	73.8	36%	37%
Property & Facility Management (1)	422.9	399.9	23.0	6%	7%
Project & Development Services (1)	163.3	165.4	(2.1)	(1%)	0%
Advisory, Consulting and Other	175.5	171.4	4.1	2%	3%
LaSalle Investment Management	121.0	126.7	(5.7)	(4%)	(3%)
Fee revenue	$1,688.8	1,597.1	91.7	6%	7%
Gross contract costs	156.6	137.6	19.0	14%	16%
Total revenue	$1,845.4	1,734.7	110.7	6%	7%
Operating expenses, excluding gross contract costs	1,593.1	1,498.8	94.3	6%	7%
Gross contract costs	156.6	137.6	19.0	14%	16%
Restructuring and acquisition charges	9.8	25.6	(15.8)	(62%)	(62%)
Total operating expenses	1,759.5	1,662.0	97.5	6%	7%
Operating income	$85.9	72.7	13.2	18%	19%
(1) Amounts have been adjusted to remove gross contract costs.

In the second quarter of 2013, fee revenue grew 7% in local currency year-over-year, due primarily to a 37% local currency increase in Capital Markets & Hotels. Capital Markets & Hotels grew as a result of outperformance over increased transaction volumes in all regions, which were up 10% on average across the world. Leasing revenue was flat year-over-year against declining market volumes, down 5% on average across the world; a 6% revenue increase in the Americas due to market share gains was offset by decreases in EMEA and Asia Pacific region. Leasing results were impacted by what we believe to be hesitant corporate occupiers as well as volatility in the BRIC (Brazil, Russia, India and China) countries. Property & Facility Management revenue grew 8% in local currency, led by a 14% local currency increase from the Asia Pacific region, reflecting continued growth in our services for property owners and corporate occupiers looking to us for outsourced real estate solutions. Total revenue increased 7% in U.S. dollars, with year-over-year weakening of the Japanese yen by 23% against the U.S. dollar in the quarter driving the variance from the local currency increase of 8%.
Fee revenue for the six months ended June 30, 2013 was $1.7 billion, a 7% increase local currency. Consistent with the 2013 second quarter, the year to date increase in fee revenue was driven by growth in Capital Markets & Hotels, which grew 37% in local currency, and Property & Facility Management, which grew 7% in local currency.

Consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $836 million in the second quarter of 2013, an increase of 8% in local currency, and $1.6 billion for the six months ended June 30, 2013, an increase of 7% in local currency. These increases were driven partially by the up-front costs of transitioning significant new corporate outsourcing clients that we expect will begin generating revenue in the second half of 2013, as well as variable compensation from increases in Capital Markets & Hotels revenue.

Total operating expenses include restructuring and acquisition charges of $6.6 million and $9.8 million for the three and six months ending June 30, 2013, respectively, and were primarily for severance related to position eliminations in EMEA and the Americas, as well as integration costs from the King Sturge acquisition.

Net interest expense was $9.0 million and $17.0 million for the three and six months ended June 30, 2013, respectively, compared to $7.5 million and $14.9 million for the three and six months ended June 30, 2012, respectively. This year-over-year increase was a result of the diversification of our debt to include the November 2012 issuance of $275 million 10-year Senior Notes at a fixed rate of 4.4%, partially off-set by a reduction in accretive interest on deferred acquisition obligations as these balances have been paid down over the last twelve months.

Equity earnings increased to $9.1 million and to $14.6 million for the three and six months ended June 30, 2013, respectively, primarily due to the sale of assets within LaSalle Investment Management funds, reflective of positive investment performance.

The effective tax rate for the three and six months ended June 30, 2012 and the forecasted tax rate for 2013 is 24.9%.

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

Real Estate Services

Americas

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2013	June 30, 2012	U.S. dollars		Currency
Leasing	$197.8	187.0	10.8	6%	6%
Capital Markets & Hotels	53.4	42.1	11.3	27%	27%
Property & Facility Management (1)	86.3	82.2	4.1	5%	5%
Project & Development Services (1)	42.3	44.9	(2.6)	(6%)	(6%)
Advisory, Consulting and Other	27.5	26.9	0.6	2%	3%
Equity in earnings	0.1	(0.3)	0.4	n.m.	n.m.
Fee revenue	$407.4	382.8	24.6	6%	7%
Gross contract costs	24.2	20.1	4.1	20%	20%
Total revenue	$431.6	402.9	28.7	7%	7%
Operating expenses, excluding gross contract costs	$372.0	344.7	27.3	8%	8%
Gross contract costs	24.2	20.1	4.1	20%	20%
Operating income	$35.4	38.1	(2.7)	(7%)	(7%)
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

	Six Months	Six Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2013	June 30, 2012	U.S. dollars		Currency
Leasing	$350.1	336.6	13.5	4%	4%
Capital Markets & Hotels	92.1	70.0	22.1	32%	31%
Property & Facility Management (1)	175.7	167.9	7.8	5%	5%
Project & Development Services (1)	80.1	84.4	(4.3)	(5%)	(5%)
Advisory, Consulting and Other	51.5	49.7	1.8	4%	4%
Equity in earnings	0.3	(0.2)	0.5	n.m.	n.m.
Fee revenue	$749.8	708.4	41.4	6%	6%
Gross contract costs	43.5	36.0	7.5	21%	21%
Total revenue	$793.3	744.4	48.9	7%	7%
Operating expenses, excluding gross contract costs	$699.8	658.4	41.4	6%	7%
Gross contract costs	43.5	36.0	7.5	21%	21%
Operating income	$50.0	50.0	—	0%	(1%)
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

Americas' fee revenue in local currency increased 7% and 6% for the three and six months ended June 30, 2013, respectively, primarily due to growth in Capital Markets & Hotels and Leasing. Capital Markets & Hotels revenue increased 27% and 31% for the three and six months ended June 30, 2013, respectively, due to growth in office investment sales, multi-family financing, and real estate investment banking services; revenue growth in the quarter exceeded the 11% increase in market volumes across U.S. markets. Leasing revenue increased 6% and 4% for the three and six months ended June 30, 2013, respectively, again across U.S. markets and in excess of market volumes, which were down 3% in the quarter. Increases in U.S. transaction activity was offset by slowing in Latin America, particularly Brazil. Latin America revenue decreased year-over-year, due to our businesses in Brazil and Mexico having a strong comparable second quarter for 2012 and due to an overall deceleration in leasing during the first half of 2013.
Fee-based operating expenses in local currency increased 8% and 7% for the three and six months ended June 30, 2013, respectively, due to up-front transition costs incurred from a number of large new corporate outsourcing clients that will begin generating revenue during the second half of the year, as well as variable compensation from increases in transactional revenue.

Operating income margin calculated on a fee revenue basis was 8.7% and 9.9% for the three months ended June 30, 2013 and 2012, respectively, and 6.7% and 7.1% for the six months ended June 30, 2013 and 2012, respectively.

EMEA

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2013	June 30, 2012	U.S. dollars		Currency
Leasing	$60.2	66.4	(6.2)	(9%)	(10%)
Capital Markets & Hotels	63.2	49.8	13.4	27%	28%
Property & Facility Management (1)	42.0	41.8	0.2	0%	1%
Project & Development Services (1)	27.6	25.8	1.8	7%	7%
Advisory, Consulting and Other	41.6	42.8	(1.2)	(3%)	(2%)
Equity in earnings	(0.5)	(0.1)	(0.4)	n.m.	n.m.
Fee revenue	$234.1	226.5	7.6	3%	4%
Gross contract costs	33.5	28.0	5.5	20%	18%
Total revenue	$267.6	254.5	13.1	5%	5%
Operating expenses, excluding gross contract costs	$221.0	213.2	7.8	4%	4%
Gross contract costs	33.5	28.0	5.5	20%	18%
Operating income	$13.1	13.3	(0.2)	(2%)	(7%)
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

	Six Months	Six Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2013	June 30, 2012	U.S. dollars		Currency
Leasing	$109.1	113.7	(4.6)	(4%)	(4%)
Capital Markets & Hotels	121.5	89.1	32.4	36%	37%
Property & Facility Management (1)	82.5	82.9	(0.4)	0%	0%
Project & Development Services (1)	51.6	50.0	1.6	3%	3%
Advisory, Consulting and Other	80.6	81.1	(0.5)	(1%)	1%
Equity in earnings	(0.5)	(0.1)	(0.4)	n.m.	n.m.
Fee revenue	$444.8	416.7	28.1	7%	7%
Gross contract costs	67.7	55.7	12.0	22%	21%
Total revenue	$512.5	472.4	40.1	8%	9%
Operating expenses, excluding gross contract costs	$433.3	414.0	19.3	5%	5%
Gross contract costs	67.7	55.7	12.0	22%	21%
Operating income	$11.5	2.7	8.8	n.m.	n.m.
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

EMEA's fee revenue in local currency increased 4% and 7% for the three and six months ended June 30, 2013, respectively, driven by Capital Markets & Hotels, which increased 28% and 37% for the three and six months ended June 30, 2013, respectively, led by the United Kingdom and France. This performance was achieved despite market volumes in the quarter up only 2% in the region against 2012. This revenue growth was partially offset by lower Leasing revenue, particularly in Russia and Germany when compared to 2012 performance in which these countries helped drive the 20% increase in Leasing revenue for the region in the second quarter of 2012. Leasing market volumes in the region decreased 3% in the quarter against 2012. Project & Development Services grew 7% in local currency for the three months ended June 30, 2013 as a result of continued growth in our Tetris fit-out business, which is expanding its offering to provide services for hotel and retail clients.

Fee-based operating expenses in local currency increased 4% and 5% for the three and six months ended June 30, 2013, respectively, due to the net increase in transactional revenue activity and increased variable operating costs associated with building transactional business pipelines for the second half of the year.
EMEA's operating expenses included amortization of King Sturge intangible assets of $0.6 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and $1.1 million and $3.8 million for the six months ended June 30, 2013 and 2012, respectively. Adjusted operating income margin on a fee revenue basis, excluding King Sturge intangible amortization, was 5.8% and 6.6% for the three months ended June 30, 2013 and 2012, respectively, and 2.8% and 1.5% for the six months ended June 30, 2013 and 2012, respectively.

Asia Pacific

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2013	June 30, 2012	U.S. dollars		Currency
Leasing	$40.6	45.6	(5.0)	(11%)	(10%)
Capital Markets & Hotels	41.0	23.8	17.2	72%	74%
Property & Facility Management (1)	82.3	75.0	7.3	10%	14%
Project & Development Services (1)	16.2	16.3	(0.1)	(1%)	2%
Advisory, Consulting and Other	24.9	22.7	2.2	10%	9%
Equity in earnings	(0.1)	0.1	(0.2)	n.m.	n.m.
Fee revenue	$204.9	183.5	21.4	12%	14%
Gross contract costs	23.4	21.1	2.3	11%	18%
Total revenue	$228.3	204.6	23.7	12%	15%
Operating expenses, excluding gross contract costs	$191.6	170.3	21.3	13%	15%
Gross contract costs	23.4	21.1	2.3	11%	18%
Operating income	$13.3	13.2	0.1	1%	6%
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

	Six Months	Six Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2013	June 30, 2012	U.S. dollars		Currency
Leasing	$68.6	78.9	(10.3)	(13%)	(12%)
Capital Markets & Hotels	64.7	45.4	19.3	43%	44%
Property & Facility Management (1)	164.7	149.1	15.6	10%	14%
Project & Development Services (1)	31.6	31.0	0.6	2%	5%
Advisory, Consulting and Other	43.3	40.6	2.7	7%	8%
Equity in earnings	—	0.1	(0.1)	n.m.	n.m.
Fee revenue	$372.9	345.1	27.8	8%	11%
Gross contract costs	45.4	45.9	(0.5)	(1%)	5%
Total revenue	$418.3	391.0	27.3	7%	10%
Operating expenses, excluding gross contract costs	$357.2	325.0	32.2	10%	12%
Gross contract costs	45.4	45.9	(0.5)	(1%)	5%
Operating income	$15.7	20.1	(4.4)	(22%)	(17%)
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

Asia Pacific's fee revenue in local currency increased 14% and 11% for the three and six months ended June 30, 2013, respectively. Fee revenue increases were lower in U.S. dollars, driven by strengthening of the U.S. dollar against the Japanese yen, with yen-to-dollar conversions down by 23% in the quarter and 20% year-to-date. The fee revenue growth in local currency was driven by transactional growth in Capital Markets & Hotels, which increased 74% and 44% for the three and six months ended June 30, 2013, respectively, led by Australia and Singapore. This performance was achieved in the midst of market volumes in the quarter increasing 18% in the region against 2012. Property & Facility Management delivered fee revenue annuity growth of 14% in local currency for both the three and six months ended June 30, 2013. This growth was partially offset by Leasing revenue declines in China, India and Australia. Leasing revenue in local currency decreased 10% and 12% for the three and six months ended June 30, 2013, respectively, but outperformed market volumes that were down 25% across the region, reflecting what we believe to be broad-based hesitancy among corporate clients to make space decisions.
Fee-based operating expenses in local currency increased 15% and 12% for the three and six months ended June 30, 2013, respectively, partially due to increased compensation costs from a larger employee base serving Property & Facility Management clients, as well as increased commissions earned on Capital Markets revenue.

Operating income margin calculated on a fee revenue basis was 6.5% and 7.2% for the three months ended June 30, 2013 and 2012, respectively, and 4.2% and 5.8% for the six months ended June 30, 2013 and 2012, respectively.

Investment Management

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2013	June 30, 2012	U.S. dollars		Currency
Advisory fees	$55.1	57.2	(2.1)	(4%)	(2%)
Transaction fees & other	5.2	1.6	3.6	n.m.	n.m.
Incentive fees	1.0	0.3	0.7	n.m.	n.m.
Equity in earnings	9.7	0.2	9.5	n.m.	n.m.
Total segment revenue	71.0	59.3	11.7	20%	21%
Operating expenses	51.3	49.2	2.1	4%	6%
Operating income	$19.7	10.1	9.6	95%	96%
(n.m. -not meaningful)

	Six Months	Six Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2013	June 30, 2012	U.S. dollars		Currency
Advisory fees	$111.5	114.6	(3.1)	(3%)	(1%)
Transaction fees & other	8.3	3.4	4.9	n.m.	n.m.
Incentive fees	1.2	8.7	(7.5)	(86%)	(86%)
Equity in earnings	14.8	11.9	2.9	24%	24%
Total segment revenue	135.8	138.6	(2.8)	(2%)	(1%)
Operating expenses	102.9	101.4	1.5	1%	3%
Operating income	$32.9	37.2	(4.3)	(12%)	(12%)
(n.m. -not meaningful)

LaSalle Investment Management's total segment revenue increased 21% and decreased 1% for the three and six months ended June 30, 2013, respectively, in local currency. The increase for the three months ending June 30, 2013 was primarily due to a $9.5 million increase in equity earnings driven by asset sales and reflective of positive investment performance for clients as well as increases in transaction fees and incentive fees over the second quarter of 2012. The decrease for the six months ending June 30, 2013 was primarily due to significant incentive fees recognized in the first quarter of 2012 that were not repeated in 2013. Advisory fees were $55.1 million for the three months ended June 30, 2013, which is consistent with quarterly averages in local currency for the last 12 to 18 months.

Operating income margin was 27.7% and 17.0% for the three months ended June 30, 2013 and 2012, respectively, and 24.2% and 26.8% for the six months ended June 30, 2013 and 2012, respectively.

LaSalle Investment Management raised $1.8 billion of capital during the quarter, primarily in private equity commitments, which will generate growth in assets under management and in advisory fees as the capital is invested. Assets under management were $46.3 billion at June 30, 2013, compared with $47.7 billion at March 31, 2013, with the decrease driven primarily by foreign currency movements.

Consolidated Cash Flows

Cash Flows used for Operating Activities
During the first six months of 2013, we used $245 million of cash for operating activities, compared to $123 million used for operating activities in the first six months of 2012. The majority of annual incentive compensation accrued at year end is paid in the first quarter of the year, and accounted for the majority of the cash used for operating activities in the first six months of both years. In 2012, we terminated our Stock Ownership Plan (the “SOP”) for 2012 incentive compensation. The SOP required certain senior management to receive from 10% to 20% of their annual incentive compensation in the form of restricted stock units. The termination of this plan resulted in higher cash incentive payments being made in the first quarter of 2013. In the first quarter of 2012, approximately $23 million of annual incentive compensation was granted in the form of restricted stock units that would have been paid in cash had the SOP been terminated a year earlier. Also contributing to the year-over-year change in cash flow were other movements in working capital, including comparably lower collection of receivables in the first quarter of 2013, which was primarily due to an accelerated collection of receivables in the fourth quarter 2012.

Cash Flows used for Investing Activities
We used $63 million of cash for investing activities in the first six months of 2013, a $37 million increase from the $26 million used for investing activities in the first six months of 2012. This increase was primarily due to a $31 million increase in cash used for acquisitions, as a result of making an earn-out payment of $37 million for 2008 Staubach acquisition. On a year-over-year basis there was a decrease in net distributions from our investments in real estate ventures of $17 million as a result of higher asset sales in 2012 with comparable level of capital contributions across both year-to-date periods. This was partially off-set by a decrease in capital expenditures of $2 million and proceeds from 2013 asset sales of $9 million.

Cash Flows from Financing Activities
Financing activities provided $277 million of cash in the first six months of 2013, a $197 million increase over the $80 million provided by financing activities in the first six months of 2012. This increase was primarily due to $218 million more of net borrowings under our credit facility during the six months ended June 30, 2013 than during the six months ended June 30, 2012, in part the result of differences in the distributions between cash and credit facility balances at the beginning of the last two years. Cash balance and net borrowings under the credit facility were significantly higher at the beginning of 2012 due to Eurozone liquidity concerns at that time, resulting in comparatively lower net borrowings in the first half of 2012 to fund operating and investing activities.

Liquidity and Capital Resources

We finance our operations, co-investment activities, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings under our credit facilities, and through issuance of our Long-term senior notes.

Credit Facilities
We have a $1.1 billion unsecured revolving credit facility (the “Facility”) that matures in June 2016. We had $479.0 million and $169.0 million outstanding under the Facility, at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 we had the capacity to borrow up to an additional $600.5 million under the Facility. The average outstanding borrowings under the Facility were $542.3 million and $760.0 million during the three months ended June 30, 2013 and 2012, respectively, and $423.6 million and $661.0 million during the six months ended June 30, 2013 and 2012, respectively.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $44.8 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $50.7 million and $32.2 million at June 30, 2013 and December 31, 2012, respectively, of which $26.6 million and $25.8 million at June 30, 2013 and December 31, 2012, respectively, were attributable to local overdraft facilities.

Long-Term Notes
In November 2012, in an underwritten public offering, we issued $275.0 million of Senior Notes due November 2022 (the “Notes”). The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Interest is payable semi-annually on May 15 and November 15, with the first payment being made on May 15, 2013.

See Note 10, Debt, of the Notes to Consolidated Financial Statements for additional information on our debt.

Co-Investment Activity
As of June 30, 2013, we had total investments of $265.2 million in approximately 50 separate property or commingled funds. For the six months ended June 30, 2013 and 2012, return of capital exceeded funding of co-investments by $3.6 million and $21.0 million, respectively. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of our Investment Management business. We anticipate that our net co-investment funding for 2013 will be between $25 million and $35 million (planned co-investment less return of capital from liquidated co-investments).

See Note 6, Investment in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At June 30, 2013, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2012 or in the first six months of 2013. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions.

On June 14, 2013, we paid a semi-annual cash dividend of $0.22 per share of common stock to holders of record at the close of business on May 15, 2013, which reflects a 10% increase over the cash dividends per share paid during the first six months of 2012. A dividend-equivalent in the same per share amount was also paid simultaneously on outstanding unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.

Capital Expenditures
For the six months ended June 30, 2013 and 2012, capital expenditures were $30.2 million and $32.5 million, respectively. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space.

Business Acquisitions
For the six months ended June 30, 2013 and 2012, we used $45.3 million and $14.4 million, respectively, in connection with acquisitions. These payments were primarily contingent earn-out payments for acquisitions completed in prior years. We also paid $32.2 million and $31.7 million during the six months ended June 30, 2013 and 2012, respectively, for deferred acquisition obligations related to acquisitions we completed in prior years. Terms for our acquisitions completed in prior years included some or all of the following: (1) cash paid at closing, (2) provisions for additional consideration and (3) earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaling $150.6 million at June 30, 2013 on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At June 30, 2013, we had the potential to make earn-out payments on 10 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $27.8 million at June 30, 2013. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will come due in the next three years.

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

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the United States. We believe that our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of June 30, 2013, of our total cash and cash equivalents of $121.9 million, approximately $101.1 million was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The net assets of these countries in aggregate totaled 3% of the firm’s total net assets at both June 30, 2013 and December 31, 2012, respectively.

Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC I and LIC II, which are unconsolidated joint ventures that serve as vehicles for our co-investment activity, and directly to funds for future fundings of co-investments in underlying funds totaling a maximum of $196.6 million as of June 30, 2013. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements.

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our credit facility (the "Facility"), consisting of $1.1 billion of revolving credit that is available for working capital, investments, capital expenditures and acquisitions. We had $479.0 million and $169.0 million outstanding under the Facility, at June 30, 2013 and December 31, 2012, respectively. The average outstanding borrowings under the Facility were $542.3 million and $760.0 million during the three months ended June 30, 2013 and 2012, respectively, and $423.6 million and $661.0 million during the six months ended June 30, 2013 and 2012, respectively. The effective interest rate on our debt was 1.3% and 1.5% during the three months ended June 30, 2013 and 2012, respectively, and 1.4% and 1.6%, during the six months ended June 30, 2013 and 2012, respectively.

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

Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2012 or the first six months of 2013, and we had no such agreements outstanding at June 30, 2013.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 55% and 56% of our total revenue for the six months ended June 30, 2013 and 2012, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, most significantly by the euro (13% of revenue for both of the six months ended June 30, 2013 and 2012) and the British pound (13% of revenue for both the six months ended June 30, 2013 and 2012, respectively).
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
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At June 30, 2013, we had forward exchange contracts in effect with a gross notional value of $1.78 billion ($760.8 million on a net basis) and a net fair value loss of $7.9 million. This net carrying gain is offset by a carrying loss in associated intercompany loans such that the net impact to earnings is not significant.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of June 30, 2013, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We maintain a corporate governance section on our public website which includes key information about our corporate governance initiatives, such as our Corporate Governance Guidelines, Charters for the three Committees of our Board of Directors, a Statement of Qualifications of Members of the Board of Directors and our Code of Business Ethics. The Board of Directors regularly reviews corporate governance developments and modifies our Guidelines and Charters as warranted. The corporate governance section can be found on our website at www.jll.com by clicking “Investor Relations” and then “Board of Directors and Corporate Governance.”

Corporate Officers
The names and titles of our corporate executive officers are as follows:

Global Executive Committee

Colin Dyer
Chief Executive Officer and President

Christie B. Kelly
Executive Vice President and Chief Financial Officer

Alastair Hughes
Chief Executive Officer, Asia Pacific

Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management

Lauralee E. Martin
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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2013.

JONES LANG LASALLE INCORPORATED

/s/ Christie B. Kelly

By: Christie B. Kelly
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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012 (2) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 (Unaudited), (3) Consolidated Statement of Changes in Equity for the six months ended June 30, 2013 (Unaudited), (4) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited), and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith